Form 10-Q
period 2006-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2006-08-09
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Yes   ☒         No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No   ☒

As of July 31, 2006, there were 294,455,070 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to 2006 Second Quarter Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2006	2005	2006	2005

FINANCIAL PERFORMANCE
Revenue
Net interest income, taxable-equivalent basis (a)	$562	$541	$1,125	$1,053
Noninterest income	1,230	929	2,415	1,903
Total revenue	$1,792	$1,470	$3,540	$2,956
Net income	$381	$282	$735	$636
Per common share
Diluted earnings	$1.28	$.98	$2.47	$2.22
Cash dividends declared	$.55	$.50	$1.05	$1.00

SELECTED RATIOS
Net interest margin	2.90%	3.00%	2.93%	3.01%
Noninterest income to total revenue	69	63	68	65
Efficiency	64	71	66	69
Return on
Average common shareholders’ equity	17.49%	14.34%	17.08%	16.68%
Average assets	1.64	1.29	1.60	1.50

See page 33 for a glossary of certain terms used in this Report.

Certain prior period amounts included in these Consolidated Financial Highlights have been reclassified to conform with the current period presentation.

(a)	The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income on other taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement.

The following is a reconciliation of net interest income as reported in the Consolidated Income Statement to net interest income on a taxable-equivalent basis (in millions):

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net interest income, GAAP basis	$556	$534	$1,112	$1,040
Taxable-equivalent adjustment	6	7	13	13

Net interest income, taxable-equivalent basis	$562	$541	$1,125	$1,053

	June 30	December 31	June 30
Unaudited	2006	2005	2005
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$94,914	$91,954	$90,794
Loans, net of unearned income	50,548	49,101	49,317
Allowance for loan and lease losses	611	596	628
Securities	21,724	20,710	20,437
Loans held for sale	2,165	2,449	2,275
Deposits	63,493	60,275	58,673
Borrowed funds	15,651	16,897	18,206
Shareholders’ equity	8,827	8,563	8,243
Common shareholders’ equity	8,820	8,555	8,235
Book value per common share	29.92	29.21	28.35
Common shares outstanding (millions)	295	293	290
Loans to deposits	80%	81%	84%

ASSETS UNDER MANAGEMENT (billions)	$506	$494	$456

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$743	$835	$766
Custody assets	389	476	462

CAPITAL RATIOS
Tier 1 risk-based (a)	8.8%	8.3%	8.3%
Total risk-based (a)	12.4	12.1	11.9
Leverage (a)	7.7	7.2	7.2
Tangible common equity	5.2	5.0	5.0
Common shareholders’ equity to assets	9.3	9.3	9.1

ASSET QUALITY RATIOS
Nonperforming assets to loans, loans held for sale and foreclosed assets	.44%	.42%	.32%
Nonperforming loans to loans	.41	.39	.27
Net charge-offs (recoveries) to average loans (for the three months ended) (b)	.24	.33	(.32)
Allowance for loan and lease losses to loans	1.21	1.21	1.27
Allowance for loan and lease losses to nonperforming loans	294	314	476
(a)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 3.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.
(b)	This ratio for the three months ended June 30, 2005 (net recoveries of $38 million annualized and divided by average loans of $47.1 billion) reflects the impact of a $53 million loan recovery during that quarter. Excluding the impact of this recovery, the ratio of net charge-offs to average loans for the second quarter of 2005 would have been .13%.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2005 Annual Report on Form 10-K (“2005 Form 10-K”). We have reclassified certain prior period amounts to conform with the current period presentation. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and Items 1A and 7 of our 2005 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from those anticipated in the forward-looking statements included in this Report or from historical performance. See Note 13 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (“GAAP”) basis.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States, operating businesses engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. We operate directly and through numerous subsidiaries, providing many of our products and services nationally and others in our primary geographic markets in Pennsylvania; New Jersey; the greater Washington, DC area, including Virginia and Maryland; Ohio; Kentucky and Delaware. We also provide certain asset management and global fund processing services internationally.

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

On February 15, 2006, we announced that BlackRock and Merrill Lynch had entered into a definitive agreement pursuant to which Merrill Lynch will contribute its investment management business to BlackRock in exchange for newly issued BlackRock common and preferred stock. Upon the closing of this transaction, which we expect to occur around September 30, 2006, BlackRock’s assets under management would increase to approximately $1 trillion and Merrill Lynch would own 65 million equity shares, or approximately 49%, of the combined company. At the closing of the transaction, we expect to continue to own approximately 44 million shares of BlackRock common stock, representing an ownership interest of approximately 34%. In addition, upon closing, the carrying value of our investment in BlackRock would increase, based on the price of BlackRock stock at the time of announcement of this transaction and other factors, resulting in our recognizing an after-tax gain we currently estimate to be approximately $1.6 billion. This gain would significantly enhance our capital position and our tangible common equity ratio.

This transaction must be approved by BlackRock shareholders and is subject to obtaining appropriate regulatory and other approvals. We currently control more than 80% of the voting interest in BlackRock and will vote our interest in support of the transaction.

Additional information on this transaction is included in Note 2 Acquisitions in the Notes To Consolidated Financial Statements in this Report. To the extent that statements we make in this Report about our expectations for future results include results from BlackRock, those expectations do not give any effect to the impact to PNC from the change to the equity method of accounting for PNC’s interest in BlackRock that would take place when BlackRock and Merrill Lynch close this transaction.

THE ONE PNC INITIATIVE

As further described in our 2005 Form 10-K, the One PNC initiative began in January 2005 and is an ongoing, company-wide initiative with goals of moving closer to the customer, improving our overall efficiency and targeting resources to more value-added activities. PNC expects to realize $400 million of total annual pretax earnings benefit by mid-2007 from this initiative.

PNC plans to achieve approximately $300 million of cost savings through a combination of workforce reduction and other efficiencies. Of the approximately 3,000 positions to be eliminated, approximately 2,400 had been eliminated as of June 30, 2006. We estimate that these changes will result in employee severance and other implementation costs of approximately $74 million, including $54 million recognized during the second half of 2005 and $9 million recognized during the first six months of 2006. We expect that the remaining charges of approximately $11 million will be incurred later in 2006 and early 2007. In addition, PNC intends to achieve at least $100 million in net revenue growth through the implementation of various pricing and business growth enhancements driven by the One PNC initiative. Initiatives are progressing according to plan.

We realized a net pretax financial benefit from the One PNC program of approximately $120 million in the first six months of 2006, including $60 million in the second quarter. We expect to capture approximately $265 million in cumulative value by the end of 2006 as originally planned.

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

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success in the remainder of 2006 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Successful execution of the One PNC initiative,
•	Revenue growth,
•	A sustained focus on expense management and improved efficiency,
•	Maintaining strong overall asset quality, and
•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

	Three months ended		Six months ended
In millions, except per share data	June 30 2006	June 30 2005	June 30 2006	June 30 2005
Net income	$381	$282	$735	$636
Diluted earnings per share	$1.28	$.98	$2.47	$2.22
Return on
Average common shareholders’ equity	17.49%	14.34%	17.08%	16.68%
Average assets	1.64%	1.29%	1.60%	1.50%

Results for the first six months of 2005 reflected the impact of the reversal of deferred tax liabilities that benefited earnings by $45 million, or $.16 per diluted share, in the first quarter of 2005 related to our transfer of ownership in BlackRock from PNC Bank, National Association (“PNC Bank, N.A.”) to PNC Bancorp, Inc. that occurred in January 2005.

Our second quarter 2006 performance included the following accomplishments:

•	Net income for the second quarter increased 35% compared with the second quarter of 2005, substantially due to a 32% increase in total noninterest income.
•	Solid growth in revenue and well-managed expenses propelled strong improvement in operating leverage compared with the prior year second quarter.
•	Average loans for the second quarter of 2006 increased $2.8 billion, or 6%, compared with the second quarter of 2005, primarily as a result of increased residential mortgage, commercial and commercial real estate loans, in part due to our expansion into the greater Washington, DC area. In addition, average loans for the second quarter of 2005 included $2.0 billion related to the Market Street Funding commercial paper conduit that was deconsolidated in October 2005.
•	Average deposits for the second quarter increased $6.0 billion, or 11%, compared with the same quarter in the prior year, primarily as the result of an increase in Eurodollar deposits, retail certificates of deposit, money market deposits, and demand and other noninterest-bearing deposits, in part due to our expansion into the greater Washington, DC area.
•	Asset quality remained very strong, with the ratio of nonperforming assets to loans, loans held for sale and foreclosed assets at .44%. The ratio of net charge-offs to average loans was .24% for the quarter.
•	We increased the common stock dividend 10%, to 55 cents per share, and repurchased approximately 1.8 million of our common shares during the second quarter of 2006.

BALANCE SHEET HIGHLIGHTS

Total assets were $94.9 billion at June 30, 2006. Total average assets were $92.8 billion for the first six months of 2006 compared with $85.5 billion for the first six months of 2005. This increase was primarily attributable to a $6.8 billion increase in interest-earning assets. An increase of $3.9 billion in average loans was the primary factor for the increase in average interest-earning assets. In addition, average total securities increased $3.3 billion in the first half of 2006 compared with the prior year period.

Average total loans were $49.5 billion for the first six months of 2006 and $45.6 billion in the first six months of 2005. This increase was driven by continued improvements in market loan demand and targeted sales efforts across our banking businesses, as well as our expansion into the greater Washington, DC area that began in May 2005. The increase in average total loans reflected growth in residential mortgages of approximately $2.0 billion, commercial loans of approximately $1.4 billion, and commercial real estate loans of approximately $.8 billion. In addition, average loans for the first half of 2005 included $2.1 billion related to Market Street Funding (“Market Street”) which was deconsolidated in October 2005. Loans represented 64% of average interest-earning assets for the first six months of 2006 and 65% for the first six months of 2005.

Average securities totaled $21.2 billion for the first six months of 2006 and $17.9 billion for the first six months of 2005. Of this increase, $3.0 billion was attributable to increases in mortgage-backed, asset-backed, and other debt securities. The higher average securities balances reflected our desire to continue investing through the interest rate cycle and the Riggs acquisition. Securities comprised 28% of average interest-earning assets for the first half of 2006 and 26% for the first half of 2005.

Average total deposits were $61.8 billion for the first six months of 2006, an increase of $6.8 billion over the first six months of 2005. The increase in average total deposits was primarily driven by the impact of higher certificates of deposit, money market account and noninterest-bearing deposit balances, and by higher Eurodollar deposits. Similar to its impact on average loans and securities described above, our expansion into the greater Washington, DC area also contributed to the increase in average total deposits. Average total deposits represented 67% of average total assets for the first half of 2006 and 64% for the first half of 2005. Average transaction deposits were $41.0 billion for the first six months of 2006 compared with $37.8 billion for the first six months of 2005.

Average borrowed funds were $15.4 billion for the first six months of 2006 and $15.7 billion for the first six months of 2005. This decrease was primarily due to a significant decline in commercial paper due to the deconsolidation of Market Street in October 2005, partially offset by net increases in bank notes and senior debt, subordinated debt and federal funds purchased.

Shareholders’ equity totaled $8.8 billion at June 30, 2006, compared with $8.6 billion at December 31, 2005. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

	Three months ended		Six months ended
In millions	June 30 2006	June 30 2005	June 30 2006	June 30 2005
Total segment earnings	$390	$383	$783	$712

Total business segment earnings for the second quarter and first half of 2005 included the benefit of a $53 million loan recovery included in the Corporate & Institutional Banking business segment. A summary of results for both the first half and second quarter of 2006 comparisons with the prior year periods follows. Further analysis of business segment results for the six-month periods is found on pages 15 through 23.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 13 Segment Reporting in the Notes To Consolidated Financial Statements in this Report and in the Results of Businesses - Summary table on page 15.

Retail Banking

Retail Banking’s earnings were $375 million for the first six months of 2006 compared with $311 million for the same period in 2005. Compared with the prior year, revenues increased 12% and noninterest expenses increased 5%, resulting in a 21% earnings improvement. The increase in earnings was driven by higher taxable-equivalent net interest income fueled by continued customer and balance sheet growth along with improved fee income from customers and a sustained focus on expense management.

Earnings from Retail Banking totaled $185 million in the second quarter of 2006 compared with $162 million in the second quarter of 2005. Revenue increased 10% compared with the second quarter of 2005, while noninterest expense increased only 4%, driving a 14% increase in earnings.

Corporate & Institutional Banking

Earnings from Corporate & Institutional Banking for the first six months of 2006 totaled $221 million compared with $254 million for the first six months of 2005. This decline was primarily attributable to a $53 million loan recovery recognized in the second quarter of 2005 compared with a $29 million provision for credit losses in the first half of 2006. In addition to the $81 million swing in the provision for credit losses, total revenue increased $91 million and noninterest expenses grew by $59 million for the first six months of 2006 compared with the comparable 2005 period.

Corporate & Institutional Banking earned $116 million in the second quarter of 2006 compared with $144 million in the second quarter of 2005. The earnings decrease compared with the prior year quarter was largely the result of an increase in the provision for credit losses, primarily due to a $53 million loan recovery referred to above that benefited the prior year quarter. Revenue increased $61 million in the second quarter of 2005, driven by an increase in noninterest income, while noninterest expense increased $37 million.

BlackRock

Earnings totaled $134 million for BlackRock for the first half of 2006 compared with $100 million for the prior year first half. Higher earnings in 2006 reflected higher investment advisory and administration fees due to an increase in assets under management and increased performance fees which more than offset higher expenses primarily associated with business growth.

BlackRock earned $63 million in the second quarter of 2006, an increase of $10 million, or 19%, compared with the second quarter of 2005. The increase compared with the prior year quarter was largely the result of growth in investment advisory and administrative fees. BlackRock’s assets under management increased to $464 billion at June 30, 2006 compared with $414 billion at June 30, 2005.

PNC owns approximately 69% of BlackRock and we consolidate BlackRock into our financial statements. Accordingly, approximately 31% of BlackRock’s earnings are recognized as minority interest expense in the Consolidated Income Statement. BlackRock financial information included in the Financial Review section of this Report is presented on a stand-alone basis. The market value of our BlackRock shares was approximately $6.2 billion at June 30, 2006 while the book value at that date was approximately $767 million.

PFPC

PFPC’s earnings of $53 million in the first six months of 2006 increased $6 million, or 13%, compared with the first six months of 2005. Higher earnings in the first half of 2006 reflected servicing revenue contributions from several growth areas of the business and the successful implementation of expense control initiatives which improved the company’s operating margin.

PFPC earned $26 million in the second quarter of 2006 compared with $24 million in the second quarter of 2005. The earnings increase from the second quarter of 2005 was a result of continued emphasis on cost reductions and process efficiencies as competitive factors impacted revenue growth.

Other

“Other” for the first half of 2006 was a net loss of $7 million, while “Other” for the first half of 2005 was a net loss of $46 million. The first six months of 2005 included the impact of Riggs acquisition integration costs totaling $19 million after-tax. In addition, the first half of 2006 benefited in the comparison with higher equity management gains and lower net securities losses. Net securities losses for the first six months of 2005 reflected actions taken during the second quarter of that year regarding our securities portfolio that resulted in realized net securities and other losses of approximately $20 million after-tax. These factors were partially offset by the first quarter 2005 benefit recognized from a $45 million deferred tax liability reversal related to the internal transfer of our investment in BlackRock as described above under Summary Financial Results.

We recorded earnings of $10 million in “Other” for the second quarter of 2006 primarily as a result of $54 million of pretax equity management gains. “Other” for the second quarter of 2005 was a net loss of $85 million. The increase in earnings compared with the second quarter of 2005 reflected higher equity management gains and lower net securities losses in the 2006 period, along with the impact of the nonrecurring Riggs costs referred to above in second quarter 2005 results.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended		Six months ended
Dollars in millions	June 30 2006	June 30 2005	June 30 2006	June 30 2005
Taxable-equivalent net interest income	$562	$541	$1,125	$1,053
Net interest margin	2.90%	3.00%	2.93%	3.01%

We provide a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis in the Consolidated Financial Highlights section on page 1 of this Report.

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources. See Statistical Information-Average Consolidated Balance Sheet And Net Interest Analysis included on pages 63 and 64 of this Report for additional information.

The increase in taxable-equivalent net interest income for the first six months of 2006 compared with the first six months of 2005 reflected the impact of a $6.8 billion increase in average interest-earning assets in 2006, driven by organic growth and our expansion into the greater Washington, DC area. The $5.2 billion increase in average interest-earning assets for the second quarter of 2006 compared with the second quarter of 2005 drove the increase in taxable-equivalent net interest income in the second quarter of 2006.

The following factors contributed to the decline in net interest margin for the first half of 2006 compared with the first half of 2005:

•	An increase in the average rate paid on deposits of 103 basis points for the first six months of 2006 compared with the 2005 period. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 117 basis points.
•	An increase in the average rate paid on borrowed funds of 156 basis points for the first half of 2006 compared with the first half of 2005.
•	By comparison, the yield on interest-earning assets increased only 84 basis points. Loans, the single largest component, increased 87 basis points.
•	These factors were partially offset by the favorable impact on net interest margin in 2006 of an increase of 20 basis points related to noninterest-bearing sources of funding.

The decline in net interest margin for the second quarter of 2006 compared with the second quarter of 2005 reflected the following:

•	An increase in the average rate paid on deposits of 106 basis points for the second quarter of 2006 compared with the second quarter of 2005. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 115 basis points.
•	An increase in the average rate paid on borrowed funds of 158 basis points for the second quarter of 2006 compared with the prior year period.
•	By comparison, the yield on interest-earning assets increased only 81 basis points. Loans, the single largest component, increased 90 basis points.
•	These factors were partially offset by the favorable impact on net interest margin in 2006 of an increase of 21 basis points related to noninterest-bearing sources of funding.

We believe that net interest margins for our industry will continue to be challenged if the yield curve remains flat or inverted, as competition for loans and deposits remains intense and as customers continue to migrate from lower cost to higher cost deposits. Consequently, we believe that our taxable-equivalent net interest income will be relatively flat to up through the remainder of 2006 and that our net interest margin may continue to be under pressure in the latter half of 2006. This outlook includes the impact of financing costs associated with share repurchases.

PROVISION FOR CREDIT LOSSES

The provision for credit losses increased $85 million, to $66 million, in the first half of 2006 compared with the first half of 2005. For the second quarter of 2006, the provision for credit losses increased $71 million, to $44 million, compared with the prior year second quarter. The increases in both comparisons reflected the following:

•	A $53 million loan recovery in the second quarter of 2005 resulting from a litigation settlement,
•	The impact of overall loan growth, as total average loans grew $3.9 billion in the first half of 2006 and $2.8 billion in the second quarter of 2006 compared with the respective prior year periods, and
•	The effect of a single large overdraft situation during the second quarter of 2006.

We do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong by historical standards for at least the near term. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding factors that impact the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income was $2.415 billion for the first six months of 2006, an increase of $512 million, or 27%, compared with the first six months of 2005. Noninterest income for the second quarter of 2006 totaled $1.230 billion and totaled $929 million in the prior year second quarter, an increase of $301 million, or 32%. Higher asset management fees was the largest factor in both comparisons. In addition, noninterest income in both 2006 periods reflected increases in most other major categories.

Additional Analysis

Asset management fees totaled $890 million in the first half of 2006, an increase of $242 million compared with the first half of 2005. Asset management fees increased $95 million, to $429 million, for the second quarter of 2006 compared with the second quarter of 2005. The increase reflected the impact of higher performance fees, BlackRock’s first quarter 2005 acquisition of SSRM and other growth in assets managed. Assets under management at June 30, 2006 totaled $506 billion compared with $456 billion at June 30, 2005.

Fund servicing fees of $431 million for the first six months of 2006 represented an $8 million decline from the prior year period. For the second quarter of 2006, fund servicing fees totaled $210 million, a decline of $9 million from the second quarter of 2005. The decrease in fund servicing fees in both comparisons is primarily due to lower fund accounting and transfer agent fees during 2006 due to loss of clients and price concessions.

PFPC provided fund accounting/administration services for $743 billion of net fund investment assets and provided custody services for $389 billion of fund investment assets at June 30, 2006, compared with $766 billion and $462 billion, respectively, at June 30, 2005. The decreases in domestic accounting/administration net fund assets and custody fund assets at June 30, 2006 resulted primarily from the deconversion of a major client during the first quarter of 2006 which was partially offset by new business, asset inflows from existing customers and equity market appreciation.

Service charges on deposits grew $27 million, to $153 million, in the first half of 2006 compared with the prior year first half. Service charges on deposits increased $13 million in the second quarter of 2006 compared with the prior year second quarter. These increases can be attributed to customer growth, expansion of the branch network, including the expansion into the greater Washington, DC area that began in May 2005, and various pricing actions resulting from the One PNC initiative.

Brokerage fees totaled $122 million in the first six months of 2006 and $112 million in the first six months of 2005. Brokerage fees increased $6 million, to $63 million, for the second quarter of 2006 compared with the second quarter of 2005. These increases reflected higher annuity income, along with higher brokerage commissions and mutual fund-related revenues in 2006.

Consumer services fees grew $46 million, to $183 million, for the first half of 2006 compared with the prior year first half. Consumer services fees increased $21 million, to $94 million, in the second quarter of 2006 compared with the second quarter of 2005. Higher fees reflected the impact of consolidating our merchant services activities in the fourth quarter of 2005 as a result of our increased ownership interest in the merchant services business. The increases in fees were also due to higher debit card revenues resulting from higher transaction volumes, our expansion into the greater Washington, DC area and pricing actions related to the One PNC initiative. These factors were partially offset by lower ATM surcharge revenue in the 2006 periods compared with the respective prior year periods as a result of changing customer behavior and a strategic decision to reduce the out-of-footprint ATM network.

Corporate services revenue totaling $292 million in the first six months of 2006 represented a $71 million, or 32%, increase over the comparable prior year period. Corporate services revenue increased $44 million, or 39%, in the second quarter of 2006 compared with the second quarter of 2005. Both 2006 periods benefited from the impact of our October 2005 Harris Williams acquisition that resulted in higher revenues.

Equity management (private equity) net gains on portfolio investments totaled $61 million for the first half of 2006 compared with $44 million for the first half of 2005. For the second quarter of 2006, net gains on portfolio investments totaled $54 million compared with $12 million in the prior year quarter. Based on the nature of private equity activities, net gains or losses may be volatile from period to period.

Net securities losses amounted to $12 million for the first six months of 2006 compared with net securities losses of $35 million in the first six months of 2005. Net securities losses totaled $8 million in the second quarter of 2006 and $26 million in the second quarter of 2005. Amounts for both 2005 periods reflect actions taken during the second quarter of that year regarding our securities portfolio that resulted in realized net securities and other losses of approximately $31 million.

Noninterest revenue from trading activities, which is primarily customer-related, was $112 million for the first half of 2006 compared with $61 million for the first half of 2005. For the second quarter of 2006, noninterest revenue from trading activities was $55 million, compared with $11 million in the prior year second quarter. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Financial Review.

Other noninterest income of $183 million for the first six months of 2006 represented a $33 million increase compared with the prior year first half. Other noninterest income increased $27 million, to $96 million, in the second quarter of 2006 compared with the second quarter of 2005. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

Other noninterest income for the first half of 2006 included gains totaling $26 million, including $13 million recognized in the second quarter, related to our contributions of BlackRock stock to the PNC Foundation. These transactions also impacted noninterest expense in each of those periods.

PRODUCT REVENUE

In addition to credit products to commercial customers, Corporate & Institutional Banking offers treasury management and capital markets-related products and services, commercial loan servicing and equipment leasing products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $208 million for first six months of 2006 and $200 million for first six months of 2005. For the second quarter of 2006, revenue totaled $106 million compared with $103 million for the second quarter of 2005. The higher revenue in both comparisons reflected continued expansion and client utilization of commercial payment card services, strong revenue growth in various electronic payment and information services, and a steady increase in business-to-business processing volumes.

Revenue from capital markets products and services was $140 million for the first half of 2006, compared with $71 million in the first half of 2005. Consolidated revenue from capital markets products and services, including mergers and acquisitions advisory activities, for the second quarter of 2006 totaled $76 million compared with $29 million for the second quarter of 2005. The acquisition of Harris Williams together with improved customer and proprietary trading activities drove the increase in capital markets revenue in both comparisons.

Midland Loan Services offers servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes fees and net interest income from servicing portfolio deposit balances, totaled $84 million for first six months of 2006 and $64 million for first six months of 2005. Second quarter 2006 revenue totaled $42 million compared with $32 million for the second quarter of 2005. Revenue growth in both comparisons was primarily driven by growth in the commercial mortgage servicing portfolio and related services.

Revenue from equipment leasing products was $38 million for the first half of 2006 and $36 million for the first half of 2005. Second quarter 2006 revenue from equipment leasing products totaled $20 million compared with $18 million for the second quarter of 2005. The impact of the interest cost of funding the potential tax exposure on the cross-border leasing portfolio had, and is expected to continue to have, a negative impact on leasing revenue in 2006. See Cross-Border Leases and Related Tax and Accounting Matters within the Consolidated Balance Sheet Review section of this Financial Review for further information.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,
•	Life,
•	Credit life,
•	Health,
•	Disability, and
•	Commercial lines coverage.

Client segments served by these insurance solutions include those in Retail Banking and Corporate & Institutional Banking. Insurance products are sold by licensed PNC insurance agents and through licensed third-party arrangements. Revenue from these products was $35 million in the first six months of 2006 and $31 million in first six months of 2005. Revenue for the second quarter of 2006 totaled $18 million compared with $17 million for the second quarter of 2005. The increases resulted from higher annuity fee revenue.

PNC, through subsidiary companies Alpine Indemnity Limited and PNC Insurance Corp., participates as a reinsurer for its general liability, automobile liability and workers’

compensation programs and as a direct writer for its property and terrorism programs.

In the normal course of business, Alpine Indemnity Limited and PNC Insurance Corp. maintain insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments. We believe these reserves were adequate at June 30, 2006.

NONINTEREST EXPENSE

Year-to-date June 30, 2006 and 2005

Total noninterest expense was $2.320 billion for the first six months of 2006 and $2.040 billion for the first six months of 2005. The efficiency ratio was 66% for the first six months of 2006 compared with 69% for the first six months of 2005.

Noninterest expense for the first half of 2006 included the following:

•	An increase of $185 million in BlackRock operating expenses, reflecting growth in that business and integration costs related to the pending Merrill Lynch transaction,
•	Expenses totaling $43 million related to Harris Williams, which we acquired in October 2005, and
•	An increase of $30 million related to the consolidation of our merchant services activities in the fourth quarter of 2005.

Apart from the impact of these items, noninterest expense for the first six months of 2006 increased $22 million over the prior year period primarily due to the impact of our expansion into the greater Washington, DC area and contributions of BlackRock stock to the PNC Foundation, partially offset by the benefit of the One PNC initiative.

Second quarter 2006 and 2005

Total noninterest expense was $1.149 billion for the second quarter of 2006 and $1.040 billion for the second quarter of 2005. The efficiency ratio was 64% for the second quarter of 2006 and 71% for the second quarter of 2005.

Noninterest expense for the second quarter of 2006 reflected a $74 million increase in operating expenses at BlackRock, $24 million of expenses related to Harris Williams, and an increase of $14 million related to the fourth quarter 2005 consolidation of our merchant services activities. Apart from the impact of these items, noninterest expense for the second quarter of 2006 decreased $3 million compared with the prior year second quarter.

We expect that the percentage increase in total noninterest expense for full year 2006 compared with 2005, excluding BlackRock, will be in the low single-digit range, with the increase primarily attributable to the acquisition of Harris Williams and the consolidation of merchant services in the fourth quarter of 2005. However, noninterest expense will continue to be impacted by ongoing investments in our businesses.

Period-end employees totaled 26,032 at June 30, 2006 (comprised of 23,791 full-time and 2,241 part-time) compared with 25,348 at December 31, 2005 (comprised of 23,593 full-time and 1,755 part-time) and 25,874 at June 30, 2005 (comprised of 24,397 full-time and 1,477 part-time). The increase in part-time employees reflects Retail Banking initiatives to utilize more customer-facing employees during peak business hours versus full-time employees for the entire day.

EFFECTIVE TAX RATE

Our effective tax rate for the first six months of 2006 was 33.1% compared with 29.4% for the first six months of 2005. The lower effective rate for first half of 2005 was attributable to the impact of the reversal of deferred tax liabilities in connection with the transfer of our ownership in BlackRock to our intermediate bank holding company. This transaction reduced our first quarter 2005 tax provision by $45 million.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	June 30 2006	December 31 2005
Assets
Loans, net of unearned income	$50,548	$49,101
Securities available for sale and held to maturity	21,724	20,710
Loans held for sale	2,165	2,449
Other	20,477	19,694
Total assets	$94,914	$91,954
Liabilities
Funding sources	$79,144	$77,172
Other	6,311	5,629
Total liabilities	85,455	82,801
Minority and noncontrolling interests in consolidated entities	632	590
Total shareholders’ equity	8,827	8,563
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$94,914	$91,954

Our Consolidated Balance Sheet is presented in Part I, Item 1 on page 38 of this Report.

Various seasonal and other factors impact our period-end balances whereas average balances (discussed under the Balance Sheet Highlights section of this Financial Review above and included in the Statistical Information section of this Report on pages 63 and 64) are more indicative of underlying business trends.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $1.4 billion, to $50.5 billion, at June 30, 2006 compared with the balance at December 31, 2005, with the majority of the increase due to higher total commercial loans. Targeted sales efforts across our banking businesses drove the increase in total loans.

Details Of Loans

In millions	June 30 2006	December 31 2005
Commercial
Retail/wholesale	$5,393	$4,854
Manufacturing	4,164	4,045
Other service providers	2,179	1,986
Real estate related	2,903	2,577
Financial services	1,479	1,438
Health care	641	616
Other	3,805	3,809
Total commercial	20,564	19,325
Commercial real estate
Real estate projects	2,438	2,244
Mortgage	768	918
Total commercial real estate	3,206	3,162
Equipment lease financing	3,583	3,628
Total commercial lending	27,353	26,115
Consumer
Home equity	13,853	13,790
Automobile	1,008	938
Other	1,388	1,445
Total consumer	16,249	16,173
Residential mortgage	7,416	7,307
Other	358	341
Unearned income	(828)	(835)
Total, net of unearned income	$50,548	$49,101

As the table above indicates, our total loan portfolio continued to be diversified among types of loan products and numerous industries and businesses. The loans that we hold are also diversified across the geographic areas where we do business.

Commercial Lending Exposure (a)

	June 30 2006	December 31 2005
Investment grade or equivalent	48%	46%
Non-investment grade
$50 million or greater	2	2
All other non-investment grade	50	52
Total	100%	100%
(a)	Includes total commercial lending in the Retail Banking and Corporate & Institutional Banking business segments.

Commercial loans are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $502 million, or 82%, of the total allowance for loan and lease losses at June 30, 2006 to the commercial loan category. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry competition and consolidation,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

In millions	June 30 2006	December 31 2005
Commercial	$28,175	$27,774
Consumer	9,975	9,471
Commercial real estate	2,419	2,337
Other	335	596
Total	$40,904	$40,178

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $7.1 billion at June 30, 2006 and $6.7 billion at December 31, 2005.

Unfunded liquidity commitments totaled $4.6 billion at June 30, 2006 and December 31, 2005 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

In addition to credit commitments, our net outstanding standby letters of credit totaled $4.3 billion at June 30, 2006 and $4.2 billion at December 31, 2005. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Cross-Border Leases and Related Tax and Accounting Matters

The equipment lease portfolio totaled $3.6 billion at June 30, 2006. Aggregate residual value at risk on the lease portfolio at June 30, 2006 was $1.1 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. The portfolio included approximately $1.7 billion of cross-border leases at June 30, 2006. Cross-border leases are leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We have not entered into cross-border lease transactions since 2003.

Upon completing examination of our 1998-2000 consolidated federal income tax returns, the IRS provided us with an examination report which proposes increases in our tax liability, principally arising from adjustments to several of our cross-border lease transactions.

The IRS has begun an audit of our 2001-2003 consolidated federal income tax returns. We expect them to again make adjustments to the cross-border lease transactions referred to above as well as to new cross-border lease transactions entered into during those years. We believe our reserves for these exposures were adequate at June 30, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 is effective January 1, 2007 and will require a recalculation of the timing of income recognition and the reevaluation of lease classification for actual or projected changes in the timing of tax benefits for leveraged leases. Any cumulative adjustment will be recognized through retained earnings upon adoption of FSP 13-2. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report for additional information. We estimate that the cumulative adjustment that we will record effective January 1, 2007 from the recalculations required by FSP 13-2 will be in the range of approximately $140 million to $160 million, after-tax. Any immediate or future reductions in earnings from our adoption of FSP 13-2 would be recovered in subsequent years.

In addition to these transactions, three lease-to-service contract transactions that we were party to were structured as partnerships for tax purposes. These partnerships are under audit by the IRS. However, we do not believe that our exposure from these transactions is material to our consolidated results of operations or financial position.

Additional information on cross-border lease transactions is included under “Cross-Border Leases and Related Tax and Accounting Matters” in the Consolidated Balance Sheet Review section of Item 7 of our 2005 Form 10-K.

SECURITIES

Details Of Securities (a)

In millions	Amortized Cost	Fair Value
June 30, 2006
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$14,939	$14,492
US Treasury and government agencies	3,297	3,169
Commercial mortgage-backed	2,274	2,180
Asset-backed	1,442	1,425
State and municipal	150	147
Other debt	90	88
Corporate stocks and other	223	223
Total securities available for sale	$22,415	$21,724
December 31, 2005
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$13,794	$13,544
US Treasury and government agencies	3,816	3,744
Commercial mortgage-backed	1,955	1,919
Asset-backed	1,073	1,063
State and municipal	159	158
Other debt	87	86
Corporate stocks and other	196	196
Total securities available for sale	$21,080	$20,710
(a)	Securities held to maturity at June 30, 2006 and December 31, 2005 were less than $.5 million.

Securities represented 23% of total assets at June 30, 2006 and December 31, 2005.

At June 30, 2006, securities available for sale included a net unrealized loss of $691 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $370 million. The impact on bond prices of increases in interest rates and tightening asset spreads during the first six months of 2006 was reflected in the net unrealized loss position at June 30, 2006.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after June 30, 2006, if sustained, will adversely impact the fair value of securities available for sale compared with the balance at June 30, 2006. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

The expected weighted-average life of securities available for sale was 4 years and 5 months at June 30, 2006 and 4 years and 1 month at December 31, 2005.

We estimate that at June 30, 2006 the effective duration of securities available for sale is 3.2 years for an immediate 50 basis points parallel increase in interest rates and 3.0 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2005 were 2.7 years and 2.4 years, respectively.

LOANS HELD FOR SALE

Education loans held for sale totaled $1.5 billion at June 30, 2006 and $1.9 billion at December 31, 2005 and represented the majority of our loans held for sale at each date. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans are reflected in the Other noninterest income line item in our Consolidated Income Statement and in the results for the Retail Banking business segment.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	June 30 2006	December 31 2005
Deposits
Money market	$26,801	$24,462
Demand	16,104	17,157
Retail certificates of deposit	13,775	13,010
Savings	2,114	2,295
Other time	1,452	1,313
Time deposits in foreign offices	3,247	2,038
Total deposits	63,493	60,275
Borrowed funds
Federal funds purchased	3,320	4,128
Repurchase agreements	2,136	1,691
Bank notes and senior debt	3,503	3,875
Subordinated debt	4,329	4,469
Other	2,363	2,734
Total borrowed funds	15,651	16,897
Total	$79,144	$77,172

The decline in total borrowed funds compared with the balance at December 31, 2005 reflects a decrease in federal funds purchased and maturities of $850 million of bank notes during the first half of 2006 partially offset by an issuance of $500 million of bank notes in June 2006 and an increase in repurchase agreements.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt and equity instruments, making treasury stock transactions, maintaining dividend policies and retaining earnings.

The increase of $264 million in total shareholders’ equity at June 30, 2006 compared with December 31, 2005 reflected the impact of earnings and a reduction in shares held in treasury, partially offset by a higher accumulated other comprehensive loss.

Common shares outstanding at June 30, 2006 were 294.7 million compared with 292.9 million at December 31, 2005. The increase in shares outstanding during the first half of 2006 reflected share issuances related to various employee stock-based compensation plans and the exercise of employee stock options.

We purchased 1.8 million common shares under our common stock repurchase program during the first six months of 2006, with all purchases occurring in the second quarter. Our current program, which permits us to purchase up to 20 million shares on the open market or in privately negotiated transactions, will remain in effect until fully utilized or until modified, superseded or terminated. As of June 30, 2006, remaining availability for purchases under this program was 17.8 million shares. The extent and timing of additional share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, and the potential impact on our credit rating. We expect to continue to be active in share repurchases under favorable market conditions.

Risk-Based Capital

Dollars in millions	June 30 2006	December 31 2005
Capital components
Shareholders’ equity
Common	$8,820	$8,555
Preferred	7	8
Trust preferred capital securities	1,418	1,417
Minority interest	345	291
Goodwill and other intangibles	(4,113)	(4,122)
Net unrealized securities losses, after-tax	449	240
Net unrealized losses on cash flow hedge derivatives, after-tax	59	26
Equity investments in nonfinancial companies	(44)	(40)
Other, net	(8)	(11)
Tier 1 risk-based capital	6,933	6,364
Subordinated debt	2,125	2,216
Eligible allowance for credit losses	714	697
Total risk-based capital	$9,772	$9,277
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$78,731	$76,673
Adjusted average total assets	89,908	88,329
Capital ratios
Tier 1 risk-based	8.8%	8.3%
Total risk-based	12.4	12.1
Leverage	7.7	7.2
Tangible common equity	5.2	5.0

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At June 30, 2006, each of our banking subsidiaries was considered “well-capitalized” based on regulatory capital ratio requirements. We believe our bank subsidiaries will continue to meet these requirements during the remainder of 2006.

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

Further information on the variable interest entities (“VIEs”) in the following tables is included in our 2005 Form 10-K under this same heading in Part I, Item 7 and in Note 3 Variable Interest Entities in the Notes To Consolidated Financial Statements included in Part II, Item 8 of that report.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
June 30, 2006
Collateralized debt obligations (a)	$6,362	$5,888	$49	(b)
Private investment funds (a)	5,740	1,180	13	(b)
Market Street	3,458	3,458	5,095	(c)
Partnership interests in low income housing projects	35	29	7
Total	$15,595	$10,555	$5,164
December 31, 2005
Collateralized debt obligations (a)	$6,290	$5,491	$51	(b)
Private investment funds (a)	5,186	1,051	13	(b)
Market Street	3,519	3,519	5,089	(c)
Partnership interests in low income housing projects	35	29	2
Total	$15,030	$10,090	$5,155
(a)	Held by BlackRock.
(b)	Includes both PNC’s risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.
(c)	Includes off-balance sheet liquidity commitments to Market Street of $4.6 billion and other credit enhancements of $462 million at June 30, 2006. The comparable amounts at December 31, 2005 were $4.6 billion and $444 million, respectively.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
June 30, 2006
Partnership interests in low income housing projects	$619	$619
Other	33	30
Total	$652	$649
December 31, 2005
Partnership interests in low income housing projects	$680	$680
Other	12	10
Total	$692	$690

We also have subsidiaries that invest in and act as the investment manager for private equity funds organized as limited partnerships as part of our equity management activities. The funds invest in private equity investments to generate capital appreciation and profits. As permitted by FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities,” we have deferred applying the provisions of the interpretation for these entities pending further action by the FASB. Information on these entities follows:

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
June 30, 2006	$124	$124	$113
December 31, 2005	$109	$109	$35

PNC’s risk of loss in the tables above includes equity investments and unfunded commitments.

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

Our capital measurement methodology is based on the concept of economic capital for our banking businesses. However, we have increased the capital assigned to Retail Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock and PFPC currently reflects legal entity shareholders’ equity, which exceeds required economic capital.

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

The period-end employee statistics disclosed for each business segment in the tables that follow reflect staff directly employed by the respective business segment and may exclude operations, technology and staff services employees not directly managed by the respective business segment.

RESULTS OF BUSINESSES - SUMMARY

(Unaudited)

	Earnings		Revenue (b)		Return on Average Capital (c)		Average Assets (d)
Six months ended June 30 – dollars in millions	2006	2005	2006	2005	2006	2005	2006	2005
Retail Banking	$375	$311	$1,535	$1,373	26%	23%	$29,326	$26,423
Corporate & Institutional Banking	221	254	722	631	22	30	25,896	24,601
BlackRock	134	100	775	534	29	25	1,924	1,563
PFPC	53	47	426	426	29	35	2,416	2,083
Total business segments	783	712	3,458	2,964	25	26	59,562	54,670
Minority interest in income of BlackRock	(41)	(30)
Other	(7)	(46)	82	(8)			33,230	30,802
Total consolidated (a)	$735	$636	$3,540	$2,956	17%	17%	$92,792	$85,472
(a)	Business segment revenue is presented on a taxable-equivalent basis. A reconciliation of total consolidated revenue on a book (GAAP) basis to total consolidated revenue on a taxable-equivalent basis follows:

Six months ended June 30 – (in millions)	2006	2005
Total consolidated revenue, book (GAAP) basis	$3,527	$2,943
Taxable-equivalent adjustment	13	13
Total consolidated revenue, taxable-equivalent basis	$3,540	$2,956
(b)	Amounts for BlackRock represent the sum of total operating revenue and nonoperating income. Amounts for PFPC represent the sum of servicing revenue and net nonoperating income (expense) less debt financing costs.
(c)	Percentages for BlackRock and PFPC reflect return on average equity.
(d)	Period-end balances for BlackRock and PFPC.

Retail Banking (Unaudited)

Six months ended June 30 Taxable-equivalent basis Dollars in millions	2006	2005
INCOME STATEMENT
Net interest income	$832	$769
Noninterest income
Asset management	174	164
Service charges on deposits	148	122
Brokerage	117	109
Consumer services	174	128
Other	90	81
Total noninterest income	703	604
Total revenue	1,535	1,373
Provision for credit losses	37	29
Noninterest expense	891	848
Pretax earnings	607	496
Minority interest	9
Income taxes	223	185
Earnings	$375	$311
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$13,797	$13,037
Indirect	1,003	904
Other consumer	1,225	1,156
Total consumer	16,025	15,097
Commercial	5,574	4,927
Floor plan	967	1,031
Residential mortgage	1,612	1,053
Other	243	275
Total loans	24,421	22,383
Goodwill	1,477	1,197
Loans held for sale	1,706	1,400
Other assets	1,722	1,443
Total assets	$29,326	$26,423
Deposits
Noninterest-bearing demand	$7,842	$7,366
Interest-bearing demand	7,987	7,820
Money market	14,671	13,039
Total transaction deposits	30,500	28,225
Savings	2,146	2,738
Certificates of deposit	13,339	10,642
Total deposits	45,985	41,605
Other liabilities	549	402
Capital	2,961	2,761
Total funds	$49,495	$44,768
PERFORMANCE RATIOS
Return on average capital	26%	23%
Noninterest income to total revenue	46	44
Efficiency	58	62

At June 30 Dollars in millions except as noted	2006	2005
OTHER INFORMATION (a)
Credit-related statistics:
Total nonperforming assets (b)	$104	$84
Net charge-offs	$33	$30
Annualized net charge-off ratio	.27%	.27%
Home equity portfolio credit statistics:
% of first lien positions	45%	48%
Weighted average loan-to-value ratios	69%	70%
Weighted average FICO scores	728	720
Loans 90 days past due	.21%	.18%
Checking-related statistics:
Retail Banking checking relationships	1,956,000	1,882,000
Consumer DDA households using online banking	897,000	793,000
% of consumer DDA households using online banking	51%	47%
Consumer DDA households using online bill payment	305,000	167,000
% of consumer DDA households using online bill payment	17%	10%
Small business deposits:
Noninterest-bearing	$4,338	$4,177
Interest-bearing	$1,423	$1,517
Money market	$2,661	$2,702
Certificates of deposit	$564	$353
Brokerage statistics:
Margin loans	$194	$218
Financial consultants (c)	775	789
Full service brokerage offices	100	98
Brokerage account assets (billions)	$43	$41
Other statistics:
Gains on sales of education loans (d)	$11	$4
Full-time employees	9,674	10,079
Part-time employees	1,526	832
ATMs	3,553	3,788
Branches (e)	846	827
ASSETS UNDER ADMINISTRATION (billions) (f)
Assets under management:
Personal	$40	$41
Institutional	10	9
Total	$50	$50
Asset Type
Equity	$31	$31
Fixed income	12	13
Liquidity/Other	7	6
Total	$50	$50
Nondiscretionary assets under administration:
Personal	$25	$26
Institutional	60	59
Total	$85	$85
Asset Type
Equity	$31	$31
Fixed income	26	26
Liquidity/Other	28	28
Total	$85	$85
(a)	Presented as of June 30 except for net charge-offs, annualized net charge-off ratio, gains on sales of education loans, and small business deposits, which are for the six months ended June 30.
(b)	Includes nonperforming loans of $95 million at June 30, 2006 and $74 million at June 30, 2005.
(c)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(d)	Included in “Noninterest income-Other”.
(e)	Excludes certain satellite branches that provide limited products and service hours.
(f)	Excludes brokerage account assets.

Retail Banking’s earnings were $375 million for the first six months of 2006 compared with $311 million for the same period in 2005. Compared with the prior year, revenues increased 12% and noninterest expenses increased 5%, resulting in a 21% earnings improvement. The increase in earnings was driven by improved fee income from customers, higher taxable-equivalent net interest income fueled by continued customer and balance sheet growth, and a sustained focus on expense management.

Highlights of Retail Banking’s performance during the first six months of 2006 include:

•	Consumer and small business checking relationships increased by 74,000, or 4%, compared with June 30, 2005.
•	Consumer-related new checking relationships increased 4%, average consumer demand deposits increased 6% and home equity loans increased 6% compared with the prior year amounts.
•	Since June 30, 2005, consumer-related checking households using on-line banking increased 13% and checking households using on-line bill payment increased 83%.
•	The small business area continued its positive momentum. Average small business loans increased 14% over the first six months of 2005 on the strength of increased demand from both existing customers and new relationships. Small business checking relationships increased 5%.
•	Customer assets in brokerage accounts totaled $43 billion at June 30, 2006 compared with $41 billion at June 30, 2005. Brokerage fees increased $8 million or 7% over the first six months of 2005 as a result of increased distribution of investment products.
•	Retail Banking’s efficiency ratio improved to 58% compared with 62% a year earlier.
•	The branch network increased a net 19 branches to a total of 846 branches at June 30, 2006 compared with June 30, 2005. This increase was comprised of 26 new branches with 7 branch consolidations. Our strategy is to continue to optimize our network by opening new branches in high growth areas and consolidating branches in areas of declining market opportunity and/or growth.
•	Asset quality remains very strong.

Total revenue for the first six months of 2006 was $1.535 billion compared with $1.373 billion for the same period last year. Taxable-equivalent net interest income of $832 million increased $63 million, or 8%, compared with 2005 due to an 11% increase in average deposits and a 9% increase in average loan balances. The net interest income growth has been somewhat mitigated by declining spreads on the loan portfolio.

Noninterest income increased $99 million, or 16%, compared with the first six months of 2005 primarily driven by increased consumer services fees and service charges on deposits. This growth can be attributed primarily to the following:

•	Customer growth,
•	Expansion of the branch network, including a new market,
•	Consolidation of our merchant services activities,
•	Increased brokerage account assets and activities,
•	Increased asset management fees,
•	Increased third party loan servicing activities, and
•	Various pricing actions resulting from the One PNC initiative.

The provision for credit losses increased $8 million in the first six months of 2006 compared with 2005. Overall asset quality remained strong despite the increase in nonperforming loans, net charge-offs, and provision, which was primarily driven by a single large overdraft situation.

Noninterest expense in the first six months of 2006 totaled $891 million, an increase of $43 million, or 5%, compared with the first six months of 2005. Operating costs increased $42 million compared with the prior year period as a result of our expansion into the greater Washington, DC area. Other expense increases were primarily attributable to continued growth of the company’s branch network, the consolidation of the company’s merchant services activities and an increase in volume related expenses tied to revenue, offset by lower staff-related expense as a result of One PNC initiatives.

Full-time employees at June 30, 2006 totaled 9,674, a decline of 405 from June 30, 2005. Part-time employees have increased by 694 since June 30, 2005. The decline in full-time employees and increase in part-time employees is a direct result of various cost-saving initiatives. These initiatives include utilizing more part-time customer-facing employees during peak business hours versus full-time employees for the entire day.

We have adopted a relationship-based lending strategy to target specific customer sectors (homeowners, small businesses and auto dealerships) while seeking to maintain a moderate risk profile in the loan portfolio.

•	Average commercial loans grew $647 million, or 13%, on the strength of increased loan demand from existing small business customers and the acquisition of new relationships through our sales efforts.
•	Average home equity loans grew by $760 million, or 6%, compared with the first six months of 2005. Consumer loan demand is starting to slow as a result of the rising rate environment.
•	Average indirect loans grew $99 million, or 11%, compared with the first six months of 2005. The indirect auto business benefited from increased sales and marketing efforts.
•	Average residential mortgage loans increased $559 million, or 53%, primarily due to the addition of loans from the greater Washington, DC area acquisition. Payoffs in our existing portfolio, which will continue throughout 2006, reduced the impact of the additional loans acquired.

Growing core checking deposits as a lower cost-funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Average total deposits increased $4.4 billion, or 11%, compared with the first six months of 2005. The deposit growth was driven by increases in the number of checking relationships and the recapture of consumer certificate of deposit balances as interest rates have risen.

During this rising rate environment, we expect the rate of growth in demand deposit balances to be less than the rate of growth for customer checking relationships. Additionally, we expect to see customers shift their funds from lower yielding interest-bearing deposits to higher yielding deposits or investment products, and to pay off loans. The shift has been evident during the last three to four quarters and has impacted the level of average demand deposits in that period.

•	Certificates of deposits increased $2.7 billion and money market deposits increased $1.6 billion. These increases were attributable to the rising interest rate environment attracting customers back into these products.
•	Average demand deposit growth of $.6 billion, or 4%, was driven by a $.8 billion increase from the expansion into the greater Washington, DC area and a decline of $.2 billion in the core business due to customers shifting funds into higher yielding deposits, business sweep products, and investment products.
•	Small business and consumer-related checking relationships retention remains strong and stable. Consumer-related checking relationship retention has benefited from improved penetration rates of debit cards, online banking and online bill payment.

Assets under management of $50 billion at June 30, 2006 remained unchanged compared with the balance at June 30, 2005. The effect of comparatively higher equity markets was offset by client net asset outflows. Client net asset outflows are the result of ordinary course distributions from trust and investment management accounts and account closures exceeding investment additions from new and existing clients.

Nondiscretionary assets under administration of $85 billion at June 30, 2006 also remained unchanged compared with the balance at June 30, 2005. The effect of comparatively higher equity markets was offset by the loss of a sizeable master custody agreement in the first quarter of 2006.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Six months ended June 30 Taxable-equivalent basis Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Net interest income	$348	$361
Noninterest income Corporate service fees	246	181
Other	128	89
Noninterest income	374	270
Total revenue	722	631
Provision for (recoveries of) credit losses	29	(52)
Noninterest expense	368	309
Pretax earnings	325	374
Income taxes	104	120
Earnings	$221	$254
AVERAGE BALANCE SHEET
Loans
Corporate (a)	$9,834	$10,680
Commercial real estate	2,702	1,974
Commercial – real estate related	2,469	1,952
Asset-based lending	4,353	4,177
Total loans (a)	19,358	18,783
Loans held for sale	871	646
Other assets	5,667	5,172
Total assets	$25,896	$24,601
Deposits	$9,519	$8,925
Commercial paper (b)		2,148
Other liabilities	3,581	3,355
Capital	1,986	1,681
Total funds	$15,086	$16,109

Earnings from Corporate & Institutional Banking for the first six months of 2006 totaled $221 million compared with $254 million for the first six months of 2005. This decline was primarily attributable to a $53 million loan recovery recognized in the second quarter of 2005 compared with a $29 million provision for credit losses in the first half of 2006. In addition to the $81 million swing in the provision for credit losses, total revenue increased $91 million and noninterest expenses grew by $59 million for the first six months of 2006 compared with the comparable 2005 period.

Six months ended June 30 Taxable-equivalent basis Dollars in millions except as noted	2006	2005
PERFORMANCE RATIOS
Return on average capital	22%	30%
Noninterest income to total revenue	52	43
Efficiency	51	49
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$136	$98
Acquisitions/additions	32	35
Repayments/transfers	(17)	(14)
End of period	$151	$119
OTHER INFORMATION
Consolidated revenue from: (c)
Treasury Management	$208	$200
Capital Markets	$140	$71
Midland Loan Services	$84	$64
Equipment Leasing	$38	$36
Total loans (a) (d)	$20,057	$20,726
Nonperforming assets (d) (e)	$125	$77
Net charge-offs (recoveries)	$16	$(56)
Full-time employees (d)	1,899	1,791
Net gains on commercial mortgage loan sales	$25	$27
Net carrying amount of commercial mortgage servicing rights (d)	$385	$276
(a)	Includes lease financing and Market Street. Effective October 17, 2005, Market Street was deconsolidated from our Consolidated Balance Sheet.
(b)	Amount for 2005 includes Market Street.
(c)	Represents consolidated PNC amounts.
(d)	At June 30.
(e)	Includes nonperforming loans of $112 million at June 30, 2006 and $57 million at June 30, 2005.

Highlights of the first six months of 2006 for Corporate & Institutional Banking included:

•	Average loan balances increased $575 million, or 3%, over 2005. The prior year average included $2.1 billion in loans from the Market Street Funding commercial paper conduit that was deconsolidated in October 2005. Excluding the impact of deconsolidating the conduit, average loan balances increased 16%. The growth in loans was driven by continuing customer demand, increasing utilization and our expansion into the greater Washington, DC area in May 2005. Based upon the impact of increasing competitive pressures and shrinking loan spreads on PNC’s risk/reward criteria, we expect slower growth in loans during the remainder of 2006.
•	Average deposits increased $594 million, or 7%, over the prior year first half driven by growth in our commercial mortgage servicing portfolio and related deposits and the sale of treasury management products. As more clients improve the management of their overall liquidity given the higher rate environment, we anticipate slower growth in deposits for the remainder of 2006.
•	Total revenue increased 14% compared with 2005 as strong growth in fee income offset a modest decline in taxable-equivalent net interest income. This growth was driven by increases in capital markets activities, including mergers and acquisitions advisory activities, Midland Loan Services and treasury management products and services.

•	Commercial mortgage servicing revenue, which includes fees and net interest income, totaled $84 million for the first six months of 2006. The 31% revenue growth was primarily driven by growth in the commercial mortgage servicing portfolio, which increased to $151 billion, or 27%, and in other commercial real estate related services.
•	Noninterest expense increased 19% compared with the first half of 2005. The increases in noninterest expenses and full-time employees were primarily due to acquisition activity and customer growth.

Taxable-equivalent net interest income declined $13 million, to $348 million, for the first six months of 2006 compared with the first six months of 2005. This decline was attributable to narrowing loan spreads partially offset by an increase in average loans outstanding.

Noninterest income totaled $374 million in the first half of 2006, an increase of $104 million, or 39%, compared with the prior year first half. The increase in corporate service fees reflected fee income attributable to the Harris Williams acquisition completed in October 2005 and growth in commercial mortgage servicing and treasury management revenues, partially offset by lower loan syndications income. Improved trading results partially offset by a decline in net gains on commercial mortgage loan sales drove the increase in other noninterest income.

The provision for credit losses was $29 million for the first six month months of 2006 compared with a credit of $52 million for the first six months of 2005. The prior year provision credit reflected the impact of the $53 million loan recovery referred to above. The higher provision for credit losses in the first half of 2006 reflected loan growth compared with the prior year first half and $16 million of net charge-offs during this period. Due to increases in nonperforming loans, nonperforming assets at June 30, 2006 increased $48 million compared with June 30, 2005, and were flat compared with the level at December 31, 2005. Based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term. However, we anticipate that credit loss provisioning will continue with the growth of the loan portfolio and nonperforming loans will increase in future quarters.

See the additional revenue discussion regarding treasury management and capital markets-related products and services, commercial loan servicing, and equipment leasing products on page 8.

BLACKROCK (Unaudited)

Six months ended June 30 Taxable-equivalent basis Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Investment advisory and administrative fees	$663	$443
Other income	93	78
Total operating revenue	756	521
Operating expense	539	354
Fund administration and servicing costs	21	19
Total expense	560	373
Operating income	196	148
Nonoperating income	19	13
Pretax earnings	215	161
Minority interest	1	1
Income taxes	80	60
Earnings	$134	$100
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$490	$500
Other assets	1,434	1,063
Total assets	$1,924	$1,563
Liabilities and minority interest	$883	$709
Stockholders’ equity	1,041	854
Total liabilities and stockholders’ equity	$1,924	$1,563
PERFORMANCE DATA
Return on average equity	29%	25%
Operating margin (a)	26	28
Diluted earnings per share	$2.02	$1.49
ASSETS UNDER MANAGEMENT (in billions) (b)
Separate accounts
Fixed income	$283	$258
Cash management	10	8
Cash management – securities lending	11	7
Equity	23	19
Alternative investment products	27	23
Total separate accounts	354	315
Mutual funds (c)
Fixed income	25	26
Cash management	67	60
Equity	18	13
Total mutual funds	110	99
Total assets under management	$464	$414
OTHER INFORMATION
Full-time employees (b)	2,317	2,141

(a)	While BlackRock reports its financial results on a GAAP basis, management believes that in evaluating its results, it is also useful to review additional non-GAAP measures, including operating margin, as adjusted, which is calculated as operating income excluding, net of tax, the State Street Research and Management (SSRM) fee-sharing payment, the LTIP expense, SSRM acquisition costs, Merrill Lynch Investment Managers (MLIM) transaction costs, and appreciation on Rabbi trust assets related to BlackRock’s deferred compensation plans divided by total revenue less, net of tax, reimbursable property management compensation and fund administration and servicing costs. We do not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The following is a reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) in millions.

Six months ended June 30	2006	2005
Operating income, GAAP basis	$196	$148
Add back: SSRM fee-sharing payment	34
Add back: LTIP expense	29	30
Less: portion of LTIP to be funded by BlackRock	(5)	(6)
Add back: SSRM acquisition costs		9
Add back: MLIM transaction costs	19
Add back: appreciation on assets related to deferred compensation plans	6	2
Operating income, as adjusted	$279	$183
Total revenue, GAAP basis	$756	$521
Less: reimbursable property management compensation	11	10
Less: fund administration and servicing costs	21	19
Revenue used for operating margin calculation, as reported	$724	$492
Operating margin, GAAP basis	26%	28%
Operating margin, as adjusted	39%	37%

We believe that operating margin, as adjusted, is an effective indicator of management’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, we believe operating margin, as adjusted, provides useful disclosure to investors. The 2006 SSRM fee-sharing payment was excluded because it represents a non-recurring payment (based on a performance fee) pursuant to the SSRM acquisition agreement. The portion of the LTIP expense associated with awards to be met by the distribution to the LTIP participants of shares of BlackRock stock currently held by PNC has been excluded from operating income, as adjusted, because, exclusive of the potential impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. SSRM acquisition costs consist of certain compensation costs and professional fees incurred in 2005. Compensation expense reflected in this amount represents direct incentives related to alternative product performance fees generated in 2004 by SSRM employees, assumed in conjunction with the acquisition and settled by BlackRock with no future service requirement. Compensation expense associated with appreciation on Rabbi trust assets related to BlackRock’s deferred compensation plans has been excluded because investment returns on these assets reported in nonoperating income, net of the related impact on compensation expense, result in a nominal impact on net income. MLIM transaction costs consist of compensation costs and certain professional fees incurred in 2006 related to the pending MLIM transaction. We have excluded fund administration and servicing costs from the operating margin, as adjusted, calculation because BlackRock receives offsetting revenue and expense for these services. Reimbursable property management compensation represents compensation and benefits paid to certain BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when properties are acquired for Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin measurement, as adjusted, because they bear no economic cost to BlackRock.
(b)	At June 30.
(c)	Includes BlackRock Funds, BlackRock Liquidity Funds, BlackRock Closed-End Funds, PNC Investment Contract Fund and BlackRock Global Series plc.

BlackRock reported earnings of $134 million for the first six months of 2006 compared with $100 million for the first six months of 2005. Higher earnings in 2006 reflected higher investment advisory and administration fees due to an increase in assets under management and increased performance fees. These factors more than offset the increase in expense due to increased compensation and benefits, general and administration expense, and a one-time expense of $34 million incurred in the first quarter of 2006 related to the January 2005 acquisition of SSRM. Earnings for the first half of 2005 included nonrecurring pretax expenses of $9 million associated with the SSRM acquisition.

Total operating revenue increased $235 million, or 45%, in the first six months of 2006 compared with the prior year period. The impact of higher assets under management and increased investment advisory and administration fees in 2006 was reflected in the significantly higher revenue. The increase in investment advisory and administration fees was the result of increases in fees earned across all asset classes as well as increased performance fees principally related to a large institutional real estate equity client account and an energy equity hedge fund acquired in the 2005 SSRM transaction.

Total expense for the first half of 2006 increased $187 million, or 50%, compared with the first half of 2005, primarily due to an increase in compensation and benefits. This increase reflected higher incentive compensation associated with higher performance fees and increased operating income growth, and higher salaries and benefits primarily attributable to higher staffing levels associated with business growth. Higher general and administration expense and the SSRM one-time expense of $34 million recognized in 2006 were also evident in the increase over the first half of 2005.

Assets under management at June 30, 2006 increased $50 billion, or 12%, compared with June 30, 2005. The increase was primarily attributable to net new business. The increase in assets under management reflected net subscriptions of $42 billion and market appreciation of $8 billion in the 12-month period.

The Executive Summary section of this Financial Review has further information related to BlackRock’s first quarter 2006 announcement of the pending transaction pursuant to which Merrill Lynch would contribute its investment management business to BlackRock in exchange for newly issued BlackRock common and preferred stock. Additional information on this transaction is also included in Note 2 Acquisitions in the Notes To Consolidated Financial Statements included in this Report.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings, which can be found at www.sec.gov and on BlackRock’s website, www.blackrock.com.

PFPC (Unaudited)

Six months ended June 30 Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Servicing revenue	$445	$441
Other revenue		10
Total operating revenue	445	451
Operating expense	333	342
Amortization of other intangibles, net	7	7
Total expense	340	349
Operating income	105	102
Debt financing	21	18
Nonoperating income (expense) (a)	2	(7)
Pretax earnings	86	77
Income taxes	33	30
Earnings	$53	$47
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,018	$1,009
Other assets	1,398	1,074
Total assets	$2,416	$2,083
Debt financing	$852	$987
Other liabilities	1,137	778
Shareholder’s equity	427	318
Total funds	$2,416	$2,083
PERFORMANCE RATIOS
Return on average equity	29%	35%
Operating margin (b)	24	23
SERVICING STATISTICS (at June 30)
Accounting/administration net fund assets (in billions) (c)
Domestic	$671	$699
Offshore	72	67
Total	$743	$766
Asset type (in billions)
Money market	$247	$333
Equity	317	262
Fixed income	110	111
Other	69	60
Total	$743	$766
Custody fund assets (in billions)	$389	$462
Shareholder accounts (in millions)
Transfer agency	18	20
Subaccounting	47	38
Total	65	58
OTHER INFORMATION
Full-time employees (at June 30)	4,314	4,599
(a)	Net of nonoperating expense.
(b)	Operating income divided by total operating revenue.
(c)	Includes alternative investment net assets serviced.

PFPC’s earnings of $53 million in the first six months of 2006 increased $6 million, or 13%, compared with the first six months of 2005. Higher earnings in the first half of 2006 reflected servicing revenue contributions from several growth areas of the business and the successful implementation of expense control initiatives which improved the company’s operating margin.

Highlights of PFPC’s performance in the first six months of 2006 included:

•	Offshore revenues increased 40% compared with the first half of 2005 fueled by new business in the alternative arena.

•	Managed account service revenue increased 31% due to a 72% increase in assets serviced.

•	Subaccounting revenues were up 12% as shareholder accounts grew by 24%.

Servicing revenue for the first six months of 2006 increased $4 million over the prior year first half, to $445 million. Excluding the $5 million comparative decline in revenue related to out-of-pocket and pass-through items that had no impact on earnings, servicing revenue increased $9 million compared with the first six months of 2005. Revenue increases related to offshore activities, custody, securities lending, subaccounting, and managed account services drove the higher servicing revenue in 2006, partially offset by a decline in fund accounting and transfer agency revenue due to loss of clients and price concessions.

In January 2005 PFPC accepted approximately $10 million to resolve a client contract dispute, which is reflected as other revenue in the table on this page.

Operating expense declined $9 million, to $333 million, in the first six months of 2006 compared with the first six months of 2005. Out-of-pocket and pass-through items declined by $5 million. The remainder of the decline is attributable to expense control and efficiencies implemented during the past year which resulted in a lower head count and the associated lower compensation costs.

Effective January 2005, PFPC restructured its remaining intercompany term debt obligations given the comparatively favorable interest rate environment at that time. PFPC recorded intercompany debt prepayment penalties, which are reflected as nonoperating expense in the preceding table, totaling $8 million on a pretax basis in the first quarter of 2005 to effect the restructuring. The current rising rate environment has caused debt expense to increase on a year to year comparison despite a reduction in outstandings.

The decreases in domestic accounting/administration net fund assets and custody fund assets at June 30, 2006 compared with June 30, 2005 resulted primarily from the deconversion of a major client during the first quarter of 2006, which was partially offset by new business, asset inflows from existing customers and equity market appreciation. Subaccounting shareholder accounts serviced by PFPC increased over the year-earlier period due to net new business and growth in existing client accounts. Total assets serviced by PFPC amounted to $1.9 trillion at both June 30, 2006 and June 30, 2005.

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

2002 BLACKROCK LONG-TERM

RETENTION AND INCENTIVE PLAN

We describe BlackRock’s long-term retention and incentive plan (“LTIP”) in Note 18 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements included in Part II, Item 8 of our 2005 Form 10-K. We reported pretax expense of $26 million in the first six months of 2006 and $32 million in the first six months of 2005 related to LTIP awards.

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

The expected long-term return on assets assumption does significantly affect pension expense. We decreased the expected long-term return on plan assets assumption from the 8.5% used for 2005 to 8.25% for determining net periodic cost for 2006. This change will increase estimated pension expense in 2006 by approximately $4 million. Also, under current accounting rules, the differences between expected long-term returns and actual returns are accumulated and amortized to pension expense over future periods. Each one percentage point difference between our actual return and the expected return causes our expense in the following year to change by up to $3 million.

The table below reflects the estimated effects on current year pension expense of certain changes in assumptions, using 2006 estimated expense as a baseline.

Change in Assumption	Estimated Increase to 2006 Pension Expense (in millions)
.5% decrease in discount rate	$2
.5% decrease in expected long-term return on assets	8
.5% increase in compensation rate	1

We currently estimate a pretax pension benefit of $12 million in 2006 compared with a pretax benefit of $8 million in 2005. Actual pension benefit recognized for the first six months of 2006 totaled $6 million.

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

Plan asset investment performance has the most impact on contribution requirements. However, contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance will drive the amount of permitted contributions in future years. Also, current law sets limits as to both minimum and maximum contributions to the plan. In any event, any large near-term contributions to the plan will be at our discretion, as we currently expect that the minimum required contributions under the law will be minimal or zero for several years.

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees.

In March 2006, the FASB issued an Exposure Draft on a Proposed Statement of Financial Accounting Standards, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” proposing changes that would affect the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, and our postretirement welfare benefit plans. The FASB expects to issue a final standard during the third quarter of 2006 with the changes applied prospectively at December 31, 2006. For additional information on the Exposure Draft, see the “Recent Accounting Pronouncements” section of Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report.

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

Nonperforming, Past Due And Potential Problem Assets

See Note 4 Asset Quality in the Notes To Consolidated Financial Statements of this Report and included here by reference for details of the types of nonperforming assets that we held at June 30, 2006 and December 31, 2005. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Total nonperforming assets at June 30, 2006 increased $15 million, to $231 million, compared with December 31, 2005 driven by an $18 million increase in nonperforming loans.

Foreclosed lease assets of $12 million at June 30, 2006 and $13 million at December 31, 2005 primarily represent our repossession of collateral related to a single airline industry credit. This repossessed collateral is currently being leased.

The amount of nonperforming loans that was current as to principal and interest was $121 million at June 30, 2006 and $115 million at December 31, 2005. While we believe that overall asset quality will remain strong for the near term, we anticipate an increase in nonperforming loans going forward. The current level of asset quality is not sustainable.

Nonperforming Assets By Business

In millions	June 30 2006	December 31 2005
Retail Banking	$104	$90
Corporate & Institutional Banking	125	124
Other	2	2
Total nonperforming assets	$231	$216

Change In Nonperforming Assets

In millions	2006	2005
January 1	$216	$175
Transferred from accrual	127	79
Returned to performing	(10)	(9)
Principal activity including payoffs	(46)	(46)
Asset sales	(11)	(7)
Charge-offs and valuation adjustments	(45)	(28)
June 30	$231	$164

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	June 30 2006	Dec. 31 2005	June 30 2006	Dec. 31 2005
Commercial	$5	$12.02%		.06%
Commercial real estate	2	2.06		.06
Consumer	19	22.12		.14
Residential mortgage	7	10.09		.14
Other	2		.56
Total loans	35	46.07		.09
Loans held for sale	27	47	1.25	1.92
Total loans and loans held for sale	$62	$93.12%		.18%

Loans and loans held for sale that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $30 million and zero, respectively, at June 30, 2006 compared with $67 million and zero, respectively, at December 31, 2005. Approximately 63% of these loans are in the Corporate & Institutional Banking portfolio.

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

We refer you to Note 4 Asset Quality in the Notes To Consolidated Financial Statements in this Report regarding changes in the allowance for loan and lease losses and the allowance for unfunded loan commitments and letters of credit for additional information which is included herein by reference.

Allocation Of Allowance For Loan And Lease Losses

	June 30, 2006		December 31, 2005
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$502	40.5%	$489	39.2%
Commercial real estate	29	6.3	32	6.4
Consumer	25	32.3	24	33.1
Residential mortgage	7	14.7	7	14.9
Lease financing	45	5.5	41	5.7
Other	3.7		3.7
Total	$611	100.0%	$596	100.0%

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

The provision for credit losses for the first six months of 2006 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of June 30, 2006 reflected loan growth, changes in loan portfolio composition, the impact of refinements to our reserve methodology, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

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

The allowance as a percent of nonperforming loans was 294% and as a percent of total loans was 1.21% at June 30, 2006. The comparable percentages at December 31, 2005 were 314% and 1.21%.

Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2006
Commercial	$46	$10	$36.36%
Consumer	24	8	16.20
Lease financing		4	(4)	(.29)
Total	$70	$22	$48.20
2005
Commercial (a)	$28	$68	$(40)	(.43)%
Consumer	21	7	14.18
Residential mortgage	1		1.04
Lease financing		1	(1)	(.07)
Total	$50	$76	$(26)	(.12)
(a)	Includes a $53 million loan recovery.

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, industry concentrations and conditions; credit quality trends; recent loss experience in particular sectors of the portfolio; ability and depth of lending management; changes in risk selection and underwriting standards; and the timing of available information. The amount of reserves for these qualitative factors is assigned to loan categories and to business segments based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 8% of the total allowance and .1% of total loans at June 30, 2006.

CREDIT DEFAULT SWAPS

Credit default swaps provide, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying financial instruments. We use the contracts to mitigate credit risk associated with commercial lending activities as well as proprietary derivative and convertible bond trading. Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. We realized a net loss of $4.5 million during the first six months of 2006 and minimal net gains during the same period of 2005 in connection with credit default swaps.

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

Sensitivity estimates and market interest rate benchmarks for the second quarter of 2006 and 2005 follow:

Interest Sensitivity Analysis

	Second Quarter 2006	Second Quarter 2005
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(1.3)%	1.5%
100 basis point decrease	1.2%	(2.0)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(3.6)%	3.1%
100 basis point decrease	2.8%	(6.9)%
Duration of Equity Model
Base case duration of equity (in years):	1.0	(2.0)
Key Period-End Interest Rates
One-month LIBOR	5.33%	3.34%
Three-year swap	5.62%	4.03%

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

Net Interest Income Sensitivity To Alternate Rate Scenarios (for second quarter 2006)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	.9%	(.3)%	(4.5)%
Second year sensitivity	5.7%	.2%	(4.3)%

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business, and the behavior of existing positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in the table above. These simulations assume that as assets and liabilities mature, they are replaced or repriced at market rates.

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

The graph below presents the yield curves for the base rate scenario and each of the alternative scenarios one year forward.

Our risk position has become increasingly liability sensitive in part due to the increase in market interest rates and in part due to our balance sheet management strategy. We believe that we have the deposit funding base and balance sheet flexibility to take advantage, where appropriate, of changing interest rates and to adjust to changing market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities primarily include customer-driven trading in fixed income securities, equities, derivatives, and foreign exchange contracts. They also include the underwriting of fixed income and equity securities and proprietary trading.

We use value-at-risk (“VaR”) as the primary means to measure and monitor market risk in trading activities. The Risk Committee of the Board establishes an enterprise-wide VaR limit on our trading activities.

The following table shows VaR usage for the second quarter of 2006 by product type:

VaR Usage by Product Type

In millions	Min	Max	Avg
Fixed Income	$2.9	$5.0	$3.8
Equity	.6	2.5	1.1
Foreign Exchange	.1	.5	.2
Total	3.8	6.8	5.1

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During the first six months of 2006, there were no such instances at the enterprise-wide level.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first half and second quarter of 2006 and 2005 was as follows:

Six months ended June 30 – in millions	2006	2005
Net interest income	($3)	$6
Noninterest income	112	61
Total trading revenue	$109	$67
Securities underwriting and trading (a)	$6	$10
Foreign exchange	31	17
Financial derivatives	72	40
Total trading revenue	$109	$67

Three months ended June 30 – in millions	2006	2005
Net interest income	($3)	$4
Noninterest income	55	11
Total trading revenue	$52	$15
Securities underwriting and trading (a)	$2	$5
Foreign exchange	17	9
Financial derivatives	33	1
Total trading revenue	$52	$15
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Average trading assets and liabilities consisted of the following:

Six months ended June 30 - in millions	2006	2005
Assets
Securities (a)	$1,636	$1,907
Resale agreements (b)	350	828
Financial derivatives (c)	1,080	772
Loans at fair value (c)	86
Total assets	$3,152	$3,507
Liabilities
Securities sold short (d)	$716	$1,104
Repurchase agreements and other borrowings (e)	763	1,131
Financial derivatives (f)	1,052	789
Borrowings at fair value (f)	24
Total liabilities	$2,555	$3,024

Three months ended June 30 - in millions	2006	2005
Assets
Securities (a)	$1,477	$1,932
Resale agreements (b)	378	411
Financial derivatives (c)	1,251	864
Loans at fair value (c)	170
Total assets	$3,276	$3,207
Liabilities
Securities sold short (d)	$769	$750
Repurchase agreements and other borrowings (e)	641	1,078
Financial derivatives (f)	1,200	909
Borrowings at fair value (f)	48
Total liabilities	$2,658	$2,737
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance Sheet and Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Other borrowed funds.
(e)	Included in Repurchase agreements and Other borrowed funds.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER

INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

Private Equity

The private equity portfolio is comprised of investments that vary by industry, stage and type of investment.

At June 30, 2006, private equity investments carried at estimated fair value totaled $506 million compared with $449 million at December 31, 2005. As of June 30, 2006, approximately 44% of the amount was invested directly in a variety of companies and approximately 56% was invested in various limited partnerships. Private equity unfunded commitments totaled $140 million at June 30, 2006 compared with $78 million at December 31, 2005. The increase resulted from our $74 million commitment to a new equity fund, PNC Equity Partners II, LP, which had a first closing in June 2006. Our commitment is expected to be funded over a five-year period. This fund is not consolidated as we have less than a 50% ownership interest. See Note 14 Commitments And Guarantees in the Notes To Consolidated Financial Statements regarding our commitment to PNC Mezzanine Partners III, LP.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements and other short-term investments) and securities available for sale. At June 30, 2006, our liquid assets totaled $24.4 billion, with $10.3 billion pledged as collateral for borrowings, trust, and other commitments.

PNC Bank, N.A. is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgages, other real estate related loans, and mortgage-backed securities. At June 30, 2006, our total unused borrowing capacity from FHLB-Pittsburgh under current collateral requirements was $24.8 billion.

We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through June 30, 2006, PNC Bank, N.A. had issued $2.9 billion of debt under this program, including $500 million of 18-month floating rate notes, due January 2, 2008, issued during the second quarter of 2006 with interest payable monthly at the rate of 1-month LIBOR minus 5.5 basis points. These notes are not redeemable or subject to repayment at the option of the holder prior to maturity.

PNC Bank, N.A. established a program in December 2004 to offer up to $3.0 billion of its commercial paper. As of June 30, 2006, $10 million of commercial paper was outstanding under this program.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $532 million at June 30, 2006.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of June 30, 2006, the parent company had approximately $1.6 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets. At June 30, 2006, we had unused capacity under effective shelf registration statements of approximately $1.6 billion of debt or equity securities. BlackRock, one of our majority-owned non-bank subsidiaries, also has access to public and private financing. In July 2006, PNC Funding Corp established a program to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity.

As of June 30, 2006, there were $1.1 billion of parent company contractual obligations with maturities of less than one year, all of which mature in the third quarter of 2006.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of June 30, 2006.

Contractual Obligations

June 30, 2006 - in millions	Total
Remaining contractual maturities of time deposits	$18,474
Borrowed funds	15,651
Minimum annual rentals on noncancellable leases	1,144
Nonqualified pension and postretirement benefits	299
Purchase obligations (a)	316
Total contractual cash obligations	$35,884
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

June 30, 2006 - in millions	Total Amounts Committed
Loan commitments	$40,904
Standby letters of credit	4,292
Other commitments (b)	5,265
Total commitments	$50,461
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes liquidity facilities commitments, standby bond repurchase agreements, equity funding commitments related to equity management and affordable housing, as well as BlackRock’s investment commitments and obligation under an acquired management contract.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives, including the credit risk amounts of these derivatives as of June 30, 2006 and December 31, 2005, is presented in Note 1 Accounting Policies and Note 9 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional amount and fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at June 30, 2006 and December 31, 2005. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives - 2006

	Notional/ Contract Amount	Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
June 30, 2006 - dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$3,177	$(42)	3 yrs. 3 mos.	5.48%	4.84%
Pay fixed	10		1 yr. 5 mos.	3.31	5.53
Interest rate floors (b)	7		4 yrs. 9 mos.	NM	NM
Forward purchase commitments	100		2 mos.	NM	NM
Futures contracts	77		11 mos.	NM	NM
Total asset rate conversion	3,371	(42)
Liability rate conversion
Interest rate swaps (a)
Receive fixed	5,345	(84)	5 yrs. 11 mos.	5.61	5.37
Total liability rate conversion	5,345	(84)
Total interest rate risk management	8,716	(126)
Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	104	2	10 yrs. 2 mos.	5.46	5.62
Pay total return swaps designated to loans held for sale (a)	250	1	1 mo.	NM	5.25
Total commercial mortgage banking risk management	354	3
Total accounting hedges (c)	$9,070	$(123)
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$56,188	$51	3 yrs. 9 mos.	5.24%	5.26%
Caps/floors
Sold	1,354	(4)	6 yrs. 1 mo.	NM	NM
Purchased	686	2	7 yrs. 6 mos.	NM	NM
Futures	3,575	(3)	8 mos.	NM	NM
Foreign exchange	4,684	1	7 mos.	NM	NM
Equity	3,345	(31)	1 yr. 2 mos.	NM	NM
Swaptions	6,815	(15)	6 yrs. 8 mos.	NM	NM
Other	20		11 yrs.	NM	NM
Total customer-related	76,667	1
Other risk management and proprietary
Interest rate
Swaps	11,442	16	8 yrs. 6 mos.	5.11%	5.30%
Caps/floors
Sold	4,000	(18)	3 yrs. 3 mos.	NM	NM
Purchased	4,510	23	3 yrs. 6 mos.	NM	NM
Futures	9,624	7	11 mos.	NM	NM
Foreign exchange	163		7 yrs. 3 mos.	NM	NM
Credit derivatives	2,448	(1)	7 yrs.	NM	NM
Risk participation agreements	763		4 yrs.	NM	NM
Commitments related to mortgage-related assets	1,463	(14)	3 mos.	NM	NM
Options
Futures	37,933	(6)	8 mos.	NM	NM
Swaptions	15,387	45	10 yrs. 3 mos.	NM	NM
Total other risk management and proprietary	87,733	52
Total free-standing derivatives	$164,400	$53
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 71% were based on 1-month LIBOR, 29% on 3-month LIBOR.
(b)	Interest rate floors have a weighted-average strike of 3.21%.
(c)	Fair value amounts include accrued interest of $72 million.
NM	Not meaningful

Financial Derivatives - 2005

	Notional/ Contract Amount	Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
December 31, 2005 - dollars in millions				Paid	Received
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

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2006, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006, and that there has been no change in internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Charge-off - Process of removing a loan or portion of a loan from our balance sheet because it is considered uncollectible. We also record a charge-off when a loan is transferred to held for sale and the loan’s market value is less than its carrying amount.

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

Custody assets - Investment assets held on behalf of clients under safekeeping arrangements. We do not include these assets on our Consolidated Balance Sheet. Investment assets held in custody at other institutions on our behalf are included in the appropriate asset categories on the Consolidated Balance Sheet as if physically held by us.

Derivatives - Financial contracts whose value is derived from publicly traded securities, interest rates, currency exchange rates or market indices. Derivatives cover a wide assortment of financial contracts, including forward contracts, futures, options and swaps.

Duration of equity - An estimate of the rate sensitivity of our economic value of equity. A negative duration of equity is associated with asset sensitivity (i.e., positioned for rising interest rates), while a positive value implies liability sensitivity (i.e., vulnerable to rising rates). For example, if the duration of equity is +1.5 years, the economic value of equity declines by 1.5% for each 100 basis point increase in interest rates.

Earning assets - Assets that generate income, which include: federal funds sold; resale agreements; other short-term investments, including trading securities; loans held for sale; loans, net of unearned income; securities; and certain other assets.

Economic capital - Represents the amount of resources that our business segments should hold to guard against potentially large losses that could cause insolvency. It is based on a measurement of economic risk, as opposed to risk as defined by regulatory bodies. The economic capital measurement process involves converting a risk distribution to the capital that is required to support the risk, consistent with our target credit rating. As such, economic risk serves as a “common currency” of risk that allows us to compare different risks on a similar basis.

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

Funds transfer pricing - A management accounting methodology designed to recognize the net interest income effects of sources and uses of funds provided by the assets and liabilities of our business segments. We assign these balances LIBOR-based funding rates at origination that represent the interest cost for us to raise/invest funds with similar maturity and repricing structures.

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

Intrinsic value - The amount by which the fair value of an underlying stock exceeds the exercise price of an option on that stock.

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

Nonperforming assets - Nonperforming assets include nonaccrual loans, troubled debt restructured loans, nonaccrual loans held for sale, foreclosed assets and other assets. We do not accrue interest income on assets classified as nonperforming.

Nonperforming loans - Nonperforming loans include loans to commercial, equipment lease financing, consumer, commercial real estate and residential mortgage customers as well as troubled debt restructured loans. Nonperforming loans do not include nonaccrual loans held for sale or foreclosed and other assets. We do not accrue interest income on loans classified as nonperforming.

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

Recovery - Cash proceeds received on a loan that we had previously charged off. We credit the amount received to the allowance for loan and lease losses.

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

Swaptions - Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to enter into an interest rate swap agreement during a period or at a specified date in the future.

Tangible common equity ratio - Common shareholders’ equity less goodwill and other intangible assets (excluding mortgage servicing rights) divided by period-end assets less goodwill and other intangible assets (excluding mortgage servicing rights).

Taxable-equivalent interest - The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income on other taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

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

Value-at-risk (“VaR”) - A statistically-based measure of risk which describes the amount of potential loss which may be incurred due to severe and adverse market movements. The measure is of the maximum loss which should not be exceeded on 99 out of 100 days.

Yield curve - A graph showing the relationship between the yields on financial instruments or market indices of the same credit quality with different maturities. For example, a “normal” or “positive” yield curve exists when long-term bonds have higher yields than short-term bonds. A “flat” yield curve exists when yields are the same for short-term and long-term bonds. A “steep” yield curve exists when yields on long-term bonds are significantly higher than on short-term bonds. An “inverted” or “negative” yield curve exists when short-term bonds have higher yields than long-term bonds.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding these factors in our 2005 Form 10-K, including in the Risk Factors and Risk Management sections. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

•	Our business and operating results are affected by business and economic conditions generally or specifically in the principal markets in which we do business. We are affected by changes in our customers’ financial performance, as well as changes in customer preferences and behavior, including as a result of changing economic conditions.

•	The value of our assets and liabilities as well as our overall financial performance are affected by changes in interest rates or in valuations in the debt and equity markets. Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates, can affect our activities and financial results.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our ability to implement our One PNC initiative, as well as other business initiatives and strategies we may pursue, could affect our financial performance over the next several years.

•	Our ability to grow successfully through acquisitions is impacted by a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing. These uncertainties are present in transactions such as the pending acquisition by BlackRock of Merrill Lynch’s investment management business.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, and the protection of confidential customer information; and (e) changes in accounting policies and principles.
•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	The adequacy of our intellectual property protection, and the extent of any costs associated with obtaining rights in intellectual property claimed by others, can impact our business and operating results.

•	Our business and operating results can be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and financial and capital markets generally or on us or on our customers, suppliers or other counterparties specifically.

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

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Interest Income
Loans	$797	$646	$1,544	$1,224
Securities available for sale and held to maturity	255	198	498	370
Other	74	57	150	111
Total interest income	1,126	901	2,192	1,705
Interest Expense
Deposits	379	224	706	406
Borrowed funds	191	143	374	259
Total interest expense	570	367	1,080	665
Net interest income	556	534	1,112	1,040
Provision for (recoveries of) credit losses	44	(27)	66	(19)
Net interest income less provision for (recoveries of) credit losses	512	561	1,046	1,059
Noninterest Income
Asset management	429	334	890	648
Fund servicing	210	219	431	439
Service charges on deposits	80	67	153	126
Brokerage	63	57	122	112
Consumer services	94	73	183	137
Corporate services	157	113	292	221
Equity management gains	54	12	61	44
Net securities losses	(8)	(26)	(12)	(35)
Trading	55	11	112	61
Other	96	69	183	150
Total noninterest income	1,230	929	2,415	1,903
Noninterest Expense
Compensation	558	481	1,113	960
Employee benefits	76	86	163	169
Net occupancy	83	72	162	145
Equipment	80	74	157	148
Marketing	22	25	42	45
Other	330	302	683	573
Total noninterest expense	1,149	1,040	2,320	2,040
Income before minority and noncontrolling interests and income taxes	593	450	1,141	922
Minority and noncontrolling interests in income of consolidated entities	15	9	28	15
Income taxes	197	159	378	271
Net income	$381	$282	$735	$636
Earnings Per Common Share
Basic	$1.30	$.99	$2.51	$2.25
Diluted	$1.28	$.98	$2.47	$2.22
Average Common Shares Outstanding
Basic	293	285	292	283
Diluted	297	288	297	286

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	June 30 2006	December 31 2005
Assets
Cash and due from banks	$3,438	$3,518
Federal funds sold and resale agreements	675	350
Other short-term investments, including trading securities	2,005	2,543
Loans held for sale	2,165	2,449
Securities available for sale and held to maturity	21,724	20,710
Loans, net of unearned income of $828 and $835	50,548	49,101
Allowance for loan and lease losses	(611)	(596)
Net loans	49,937	48,505
Goodwill	3,636	3,619
Other intangible assets	862	847
Other	10,472	9,413
Total assets	$94,914	$91,954
Liabilities
Deposits
Noninterest-bearing	$14,434	$14,988
Interest-bearing	49,059	45,287
Total deposits	63,493	60,275
Borrowed funds
Federal funds purchased	3,320	4,128
Repurchase agreements	2,136	1,691
Bank notes and senior debt	3,503	3,875
Subordinated debt	4,329	4,469
Other	2,363	2,734
Total borrowed funds	15,651	16,897
Allowance for unfunded loan commitments and letters of credit	103	100
Accrued expenses	2,635	2,770
Other	3,573	2,759
Total liabilities	85,455	82,801

Minority and noncontrolling interests in consolidated entities	632	590

Shareholders’ Equity
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,385	1,358
Retained earnings	9,449	9,023
Deferred compensation expense	(60)	(59)
Accumulated other comprehensive loss	(510)	(267)
Common stock held in treasury at cost: 58 and 60 shares	(3,201)	(3,256)
Total shareholders’ equity	8,827	8,563
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$94,914	$91,954

(a)  Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Six months ended June 30 - in millions Unaudited	2006	2005
Operating Activities
Net income	$735	$636
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recoveries of) credit losses	66	(19)
Depreciation, amortization and accretion	182	166
Deferred income taxes	71	(40)
Securities transactions	12	35
Valuation adjustments	(2)	(4)
Excess tax benefits from share-based payment arrangements	(17)
Net change in
Loans held for sale	342	(590)
Other short-term investments	659	(221)
Other	(494)	(1,050)
Net cash provided (used) by operating activities	1,554	(1,087)
Investing Activities
Repayment of securities	1,692	1,653
Sales
Securities	3,433	9,993
Loans	18	23
Foreclosed and other nonperforming assets	7	9
Purchases
Securities	(6,460)	(15,397)
Loans	(658)	(1,200)
Net change in
Loans	(913)	(1,824)
Federal funds sold and resale agreements	(325)	2,036
Net cash paid for acquisitions	(55)	(372)
Other	(128)	(118)
Net cash used by investing activities	(3,389)	(5,197)
Financing Activities
Net change in
Noninterest-bearing deposits	(554)	(1,517)
Interest-bearing deposits	3,770	3,173
Federal funds purchased	(808)	2,481
Repurchase agreements	444	356
Commercial paper		1,747
Other short-term borrowed funds	(534)	358
Sales/issuances
Bank notes and senior debt	504	1,299
Other long-term borrowed funds	412	335
Common stock	223	80
Repayments/maturities
Bank notes and senior debt	(850)	(750)
Subordinated debt		(351)
Other long-term borrowed funds	(328)	(352)
Excess tax benefits from share-based payment arrangements	17
Acquisition of treasury stock	(232)	(80)
Cash dividends paid	(309)	(283)
Net cash provided by financing activities	1,755	6,496
Net Increase (Decrease) In Cash And Due From Banks	(80)	212
Cash and due from banks at beginning of period	3,518	3,230
Cash and due from banks at end of period	$3,438	$3,442
Cash Paid For
Interest	$1,063	$603
Income taxes	290	313
Non-cash Items
Transfer from loans to loans held for sale, net	56	11
Transfer from loans to other assets	5	10

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

We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania; New Jersey; the greater Washington, DC area, including Maryland and Virginia; Ohio; Kentucky and Delaware. We also provide certain asset management and global fund processing services internationally. We are subject to intense competition from other financial services companies and are subject to regulation by various domestic and international authorities.

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

                                                                                                          41

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

On January 1, 2006, we adopted SFAS 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140,” which was issued in February 2006. SFAS 155 permits a fair value election for previously bifurcated hybrid financial instruments on an instrument-by-instrument basis, clarifies the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. Beginning January 1, 2006, we elected to account for certain previously bifurcated hybrid instruments with loan host contracts under this standard. As such, certain loans are accounted for at fair value with changes in fair value reported in trading revenue. The fair value of these loans was $168 million, or less than .5% of the total loan portfolio, at June 30, 2006.

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

On January 1, 2006, we adopted SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 was issued in March 2006 and requires all newly recognized servicing rights and obligations to be initially measured at fair value. For each class of separately recognized servicing rights and obligations retained, we have elected to continue to account for each under the amortization method which requires us to amortize servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss.

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

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of accumulated other comprehensive income or loss and subsequently reclassified in interest income in the same period or periods during which the hedged transaction affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately as a charge to earnings.

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

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income or loss will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in other comprehensive income or loss up to the date of sale, termination or de-designation continues to be reported in other comprehensive income or loss until the forecasted transaction affects earnings.

We occasionally purchase or originate financial instruments that contain an embedded derivative. Prior to January 1, 2006, we assessed at the inception of the transaction if economic characteristics of the embedded derivative were clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodied both the embedded derivative and the host contract were measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative did not meet these three conditions, the embedded derivative would qualify as a derivative instrument and be recorded apart from the host contract and carried at fair value with changes recorded in current earnings. On January 1, 2006, we adopted SFAS 155 which, among other provisions, permits a fair value election for hybrid financial instruments requiring bifurcation on an instrument-by-instrument basis. Beginning January 1, 2006, we elected to account for certain previously bifurcated hybrid instruments and certain newly acquired hybrid instruments under this fair value election on an instrument-by-instrument basis. As such, certain previously reported embedded derivatives are now reported with their host contracts in loans or other borrowed funds.

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

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years upon our adoption of SFAS 123. Since we adopted SFAS 123 prospectively, the cost related to stock-based employee compensation included in net income for the three months and six months ended June 30, 2005 is less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of the standard.

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires compensation cost related to share-based payments to employees to be recognized in the financial statements based on their fair value. We adopted SFAS 123R effective January 1, 2006, using the modified prospective method of transition, which requires the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. It also requires changes in the timing of expense recognition for awards granted to retirement-eligible employees and clarifies the accounting for the tax effects of stock awards. The adoption of SFAS 123R did not have a significant impact on our consolidated financial statements.

The following table shows the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Net Income And Earnings Per Share

In millions, except for per share data	Three months ended
	June 30, 2006	June 30, 2005
Net income as reported	$381	$282
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	17	11
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(17)	(13)
Pro forma net income	$381	$280
Earnings per share
Basic-as reported	$1.30	$.99
Basic-pro forma	$1.30	$.99
Diluted-as reported	$1.28	$.98
Diluted-pro forma	$1.28	$.97

In millions, except for per share data	Six months ended
	June 30, 2006	June 30, 2005
Net income as reported	$735	$636
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	33	23
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(33)	(26)
Pro forma net income	$735	$633
Earnings per share
Basic-as reported	$2.51	$2.25
Basic-pro forma	$2.51	$2.23
Diluted-as reported	$2.47	$2.22
Diluted-pro forma	$2.47	$2.20

See Note 8 Certain Employee Benefit and Stock-Based Compensation Plans for additional information.

Recent Accounting Pronouncements

In July 2006, the FASB issued the following:

•	FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and sets forth recognition, derecognition and measurement criteria for tax positions taken or expected to be taken in a tax filing. For PNC, this guidance will apply to all tax positions taken or expected to be taken beginning on January 1, 2007. We do not expect the adoption of FIN 48 to have a significant impact on our consolidated financial statements.
•	FASB Staff Position No. (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This guidance requires a recalculation of the timing of income recognition for a leveraged lease under SFAS 13, “Accounting for Leases,” when a change in the timing of income tax deductions directly related to the leveraged lease transaction occurs or is projected to occur. Any tax positions taken regarding the leveraged lease transaction must be recognized and measured in accordance with FIN 48 described above. This guidance will be effective for PNC beginning January 1, 2007 with the cumulative effect of applying the provisions of this FSP being recognized through an adjustment to opening retained earnings. Based on our preliminary assessment, we believe the adoption of the guidance in FSP 13-2 would result in an after-tax charge to opening retained earnings at January 1, 2007 in the range of approximately $140 million to $160 million. Any immediate or future reductions in earnings from the change in accounting would be recovered in subsequent years.

In March 2006, the FASB issued an Exposure Draft (“ED”) on a Proposed Statement of Financial Accounting Standards, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The changes proposed in the ED would affect the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, and our postretirement welfare benefit plans. The proposed ED would require recognition on the balance sheet of the overfunded or underfunded position of these plans as the difference between the fair value of plan assets and the related benefit obligations. To the extent that a plan’s net funded status differs from the amounts currently recognized on the balance sheet, the difference, net of tax, would be recorded as part of accumulated other comprehensive income or loss (“AOCI”) within the shareholders’ equity section of the balance sheet. The proposal would also require the reclassification of any unrecognized actuarial gains and losses and unrecognized prior service costs to AOCI, net of tax. Post-adoption changes in unrecognized actuarial gains and losses as well as unrecognized prior service costs would be recognized in other comprehensive income, net of tax. The FASB expects to issue a final standard during the third quarter of 2006 with the changes applied prospectively at December 31, 2006.

As described under the “Loan Sales, Securitizations And Retained Interests” section of this Note 1, we adopted SFAS 156 as of January 1, 2006. As described under the “Loans And Leases” section of this Note 1, we also adopted SFAS 155 as of January 1, 2006. The adoption of neither SFAS 156 nor SFAS 155 had a material impact on our consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP clarified and reaffirmed existing guidance as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Certain disclosures about unrealized losses on available for sale debt and equity securities that have not been recognized as other-than-temporary impairments are required under FSP 115-1. Application of this guidance, which was effective January 1, 2006, did not have a significant impact on our consolidated financial statements.

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

See the “Stock-Based Compensation” section of this Note 1 for a discussion of SFAS 123R.

NOTE 2 ACQUISITIONS

On February 15, 2006, we announced that BlackRock and Merrill Lynch had entered into a definitive agreement pursuant to which Merrill Lynch will contribute its investment management business to BlackRock in exchange for newly issued BlackRock common and preferred stock. Upon the closing of this transaction, which we expect to occur around September 30, 2006, Merrill Lynch would own 65 million equity shares, or approximately 49% of the combined company.

As of June 30, 2006, we owned approximately 69% of BlackRock. Upon closing of this transaction, the carrying value of our investment in BlackRock would increase and, as a result, we would recognize an after-tax gain. We would deconsolidate BlackRock from PNC’s financial statements as required under generally accepted accounting principles and account for our investment in BlackRock under the equity method of accounting. At the closing of the transaction, we expect to continue to own approximately 44 million shares of BlackRock common stock, representing an ownership interest of approximately 34% of the larger company, and would have two seats on BlackRock’s board of directors, including one director on the executive committee.

This transaction must be approved by BlackRock shareholders and is subject to obtaining appropriate regulatory and other approvals. We currently control more than 80% of the voting interest in BlackRock and will vote our interest in support of the transaction.

Additional information on this transaction is included in Current Reports on Form 8-K filed by us and by BlackRock on February 15, 2006 and February 22, 2006, in our 2005 Form 10-K and first quarter 2006 Form 10-Q, and in BlackRock’s 2005 Form 10-K and first quarter 2006 Form 10-Q.

NOTE 3 SECURITIES

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
June 30, 2006 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$14,939	$2	$(449)	$14,492
US Treasury and government agencies	3,297		(128)	3,169
Commercial mortgage-backed	2,274		(94)	2,180
Asset-backed	1,442		(17)	1,425
State and municipal	150		(3)	147
Other debt	90		(2)	88
Total debt securities	22,192	2	(693)	21,501
Corporate stocks and other	223	1	(1)	223
Total securities available for sale	$22,415	$3	$(694)	$21,724
December 31, 2005 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$13,794	$1	$(251)	$13,544
US Treasury and government agencies	3,816		(72)	3,744
Commercial mortgage-backed	1,955	1	(37)	1,919
Asset-backed	1,073		(10)	1,063
State and municipal	159	1	(2)	158
Other debt	87		(1)	86
Total debt securities	20,884	3	(373)	20,514
Corporate stocks and other	196			196
Total securities available for sale	$21,080	$3	$(373)	$20,710
(a)	Securities held to maturity at June 30, 2006 and December 31, 2005 totaled less than $.5 million at each date.

Securities represented 23% of total assets at both June 30, 2006 and December 31, 2005.

At June 30, 2006, securities available for sale included a net unrealized loss of $691 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $370 million. The impact on bond prices of increases in interest rates and tightening asset spreads during the first half of 2006 was reflected in the net unrealized loss position at June 30, 2006.

We do not believe that any individual unrealized losses as of June 30, 2006 represent an other-than-temporary impairment. The $449 million unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the

Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The $128 million unrealized losses reported for US Treasuries and government agencies relate primarily to agency debenture securities. The $94 million unrealized losses reported for commercial mortgage-backed securities relate primarily to fixed rate securities. The $17 million unrealized losses associated with asset-backed securities relate primarily to securities collateralized by home equity, automobile and credit card loans. The majority of the unrealized losses reported are attributable to changes in interest rates and not from the deterioration of the credit quality of the issuer.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 4 years and 5 months as of June 30, 2006 and 4 years and 1 month at December 31, 2005.

Information relating to securities sold is set forth in the following table:

Securities Sold

Six months ended June 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Income Tax Expense/ (Benefit)
2006	$3,433	$1	$(13)	$(12)	$(4)
2005	9,993	16	(51)	(35)	(12)

The carrying value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $10.3 billion at June 30, 2006 and $10.8 billion at December 31, 2005. The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $445 million at June 30, 2006 and $273 million at December 31, 2005 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, all was repledged to others at June 30, 2006 and December 31, 2005.

NOTE 4 ASSET QUALITY

The following table sets forth nonperforming assets and related information.

Dollars in millions	June 30 2006	December 31 2005
Nonaccrual loans
Commercial	$151	$134
Commercial real estate	12	14
Consumer	14	10
Residential mortgage	14	15
Lease financing	16	17
Total nonaccrual loans	207	190
Troubled debt restructured loan	1
Total nonperforming loans	208	190
Nonperforming loans held for sale (a)		1
Foreclosed and other assets
Lease	12	13
Residential mortgage	8	9
Other	3	3
Total foreclosed and other assets	23	25
Total nonperforming assets (b)	$231	$216
Nonperforming loans to total loans	.41%	.39%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.44	.42
Nonperforming assets to total assets	.24	.23
(a)	Amount represents troubled debt restructured loans held for sale.
(b)	Excludes equity management assets carried at estimated fair value of $18 million as of June 30, 2006 and $25 million as of December 31, 2005. These assets included troubled debt restructured assets of $7 million at both dates.

Changes in the allowance for loan and lease losses were as follows:

In millions	2006	2005
Allowance at January 1	$596	$607
Charge-offs
Commercial	(46)	(28)
Consumer	(24)	(21)
Residential mortgage		(1)
Total charge-offs	(70)	(50)
Recoveries
Commercial (a)	10	68
Consumer	8	7
Lease financing	4	1
Total recoveries (a)	22	76
Net recoveries (charge-offs)
Commercial (a)	(36)	40
Consumer	(16)	(14)
Residential mortgage		(1)
Lease financing	4	1
Total net recoveries (charge-offs) (a)	(48)	26
Provision for (recoveries of) credit losses	66	(19)
Acquired allowance (b)		23
Net change in allowance for unfunded loan commitments and letters of credit	(3)	(9)
Allowance at June 30	$611	$628
(a)	Amounts for 2005 reflect a $53 million loan recovery received during the second quarter.
(b)	Related to the May 2005 acquisition of Riggs National Corporation.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2006	2005
Allowance at January 1	$100	$75
Net change in allowance for unfunded loan commitments and letters of credit	3	9
Allowance at June 30	$103	$84

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business for the six months ended June 30, 2006 follows:

Goodwill

In millions	December 31 2005	Additions/ Adjustments	June 30 2006
Retail Banking	$1,471	$11	$1,482
Corporate & Institutional Banking	935	3	938
BlackRock	190	9	199
PFPC	968		968
Other	55	(6)	49
Total	$3,619	$17	$3,636

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	June 30 2006	December 31 2005
Customer-related and other intangibles
Gross carrying amount	$647	$646
Accumulated amortization	(170)	(143)
Net carrying amount	$477	$503
Mortgage and other loan servicing rights
Gross carrying amount (a)	$572	$511
Accumulated amortization (a)	(187)	(167)
Net carrying amount	$385	$344
Total	$862	$847
(a)	Amounts for June 30, 2006 were reduced by retirements totaling $2 million for Corporate & Institutional Banking.

Most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights and certain core deposit intangibles, on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from approximately one year to 20 years, with a weighted-average remaining useful life of approximately 6 years. Our mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years in proportion to the estimated net servicing income from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the six months ended June 30, 2006, are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2005	$3,619	$503	$344
Additions/adjustments:
Riggs acquisition	11
BlackRock acquisition of SSRM	9
BlackRock stock activity, net	(6)
Corporate & Institutional Banking (a)	3	1	61
Reduction of accumulated amortization (a)			2
Amortization		(27)	(22)
Balance at June 30, 2006	$3,636	$477	$385
(a)	See note (a) under the “Other Intangible Assets” table above.

Servicing revenue from mortgage servicing rights reflected on our balance sheet, including servicing fees, net interest income from servicing portfolio deposit balances and ancillary fees, was $64 million and $31 million for the six months and three months ended June 30, 2006, respectively. We also generate servicing revenue from fee-based activities provided to others.

Our ownership of BlackRock continues to change primarily when BlackRock repurchases its shares in the open market and issues shares for an acquisition or pursuant to its employee compensation plans. We recognize goodwill because BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest.

Amortization expense on intangible assets for the first half of 2006 was $49 million. Amortization expense on existing intangible assets for the remainder of 2006 and for 2007 through 2011 is estimated to be as follows:

•	Remainder of 2006: $46 million,
•	2007: $93 million,
•	2008: $88 million,
•	2009: $83 million,
•	2010: $62 million, and
•	2011: $48 million.

NOTE 6 VARIABLE INTEREST ENTITIES

As discussed in our 2005 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs at June 30, 2006 and December 31, 2005 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2005 Form 10-K.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
June 30, 2006
Collateralized debt obligations (a)	$6,362	$5,888	$49	(b)
Private investment funds (a)	5,740	1,180	13	(b)
Market Street	3,458	3,458	5,095	(c)
Partnership interests in low income housing projects	35	29	7
Total	$15,595	$10,555	$5,164
December 31, 2005
Collateralized debt obligations (a)	$6,290	$5,491	$51	(b)
Private investment funds (a)	5,186	1,051	13	(b)
Market Street	3,519	3,519	5,089	(c)
Partnership interests in low income housing projects	35	29	2
Total	$15,030	$10,090	$5,155
(a)	Held by BlackRock.
(b)	Includes both PNC’s risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.
(c)	Includes off-balance sheet liquidity commitments to Market Street of $4.6 billion and other credit enhancements of $462 million at June 30, 2006. The comparable amounts were $4.6 billion and $444 million at December 31, 2005.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
June 30, 2006
Partnership interests in low income housing projects	$619	$619
Other	33	30
Total	$652	$649
December 31, 2005
Partnership interests in low income housing projects	$680	$680
Other	12	10
Total	$692	$690

We also have subsidiaries that invest in and act as the investment manager for private equity funds organized as limited partnerships as part of our equity management activities. The funds invest in private equity investments to generate capital appreciation and profits. As permitted by FIN 46R, we have deferred applying the provisions of the interpretation for these entities pending further action by the FASB. Information on these entities follows:

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
June 30, 2006	$124	$124	$113
December 31, 2005	$109	$109	$35

PNC’s risk of loss in the tables above includes equity investments and unfunded commitments.

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

The components of our net periodic pension and post-retirement benefit cost for the second quarter and first six months of 2006 and 2005 were as follows:

	Qualified Pension Plan				Nonqualified Pension Plan		Post-retirement Benefits
Three months ended June 30 In millions	2006		2005		2006	2005	2006	2005
Service cost	$8		$7		$1	$1	$1
Interest cost	17		14		1	1	3	$3
Expected return on plan assets	(33)		(30)
Amortization of prior service cost							(2)	(1)
Recognized net actuarial loss	2		6					1
Net periodic cost		$(6)		$(3)	$2	$2	$2	$3

	Qualified Pension Plan				Nonqualified Pension Plan		Post-retirement Benefits
Six months ended June 30 In millions	2006		2005		2006	2005	2006	2005
Service cost	$17		$16		$1	$1	$1	$1
Interest cost	34		30		2	2	7	7
Expected return on plan assets	(65)		(61)
Amortization of prior service cost							(4)	(3)
Recognized net actuarial loss	8		12		1	1	1	2
Net periodic cost		$(6)		$(3)	$4	$4	$5	$7

Stock-Based Compensation Plans

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors.

As of June 30, 2006, no incentive stock options or stock appreciation rights were outstanding.

Nonqualified Stock Options

Options are granted at exercise prices not less than the market value of common stock on the grant date. Generally, options granted since 1999 become exercisable in installments after the grant date. Options granted prior to 1999 are mainly exercisable 12 months after grant date. No option may be exercisable after 10 years from its grant date. Payment of the option price may be in cash or previously owned shares of common stock at market value on the exercise date.

Generally, options granted under the Incentive Plans vest ratably over a three-year period as long as the grantee remains an employee or, in certain cases, retires from PNC. For all options granted prior to the adoption of SFAS 123R, we recognized compensation expense over the three-year vesting period. If an employee retired prior to the end of the three-year vesting period, we accelerated the expensing of all unrecognized compensation costs at the retirement date. As required under SFAS 123R, we recognize compensation expense for options granted to retirement-eligible employees after January 1, 2006 within the first year of the grant date, in accordance with the service period provisions of the options. Total compensation expense recognized related to PNC stock options during the second quarter and first half of 2006 was approximately $6 million and $13 million, respectively.

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

We used the following assumptions in the option pricing model for purposes of estimating pro forma results in 2005 and to determine 2006 and 2005 stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Option Pricing Assumptions

Weighted average for the six months ended June 30	2006	2005
Risk-free interest rate	4.4%	3.7%
Dividend yield	3.7%	3.8%
Volatility	20.6%	26.1%
Expected life	5.5 yrs.	4.9 yrs.

The status of PNC stock options at June 30, 2006 follows:

	Shares (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Outstanding	16,703	$57.86	5.9	$223
Vested and expected to vest	15,763	$58.13	5.8	$207
Exercisable	12,669	$57.27	5.5	$179

During the first six months of 2006 we issued approximately 3.2 million shares from treasury stock in connection with stock option exercise activity, including .8 million shares in the second quarter. As with past exercise activity, we intend to utilize treasury stock for future stock option exercises.

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

We recognize compensation expense for incentive shares and restricted stock awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to PNC incentive share and restricted stock awards during the first six months of 2006 was approximately $24 million, including $12 million during the second quarter.

The status of PNC nonvested incentive shares and restricted stock awards at June 30, 2006, follows:

Shares in thousands	Shares	Weighted-Average Grant Date Fair Value
Nonvested incentive shares	183	$69.60
Nonvested restricted stock	2,839	$56.67

At June 30, 2006, there was $60 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

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

During the next twelve months, we expect to reclassify to earnings $25 million of pretax net losses, or $16 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income (loss). This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to June 30, 2006. These net losses are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of June 30, 2006 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For those hedge relationships that require testing for ineffectiveness, any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a $2 million net loss for the six months ended June 30, 2006 and 2005.

Free-Standing Derivatives

To accommodate customer needs, we also enter into financial derivative transactions primarily consisting of interest rate swaps, interest rate caps and floors, futures, swaptions, and foreign exchange and equity contracts. We primarily manage our market risk exposure from customer positions through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. We may obtain collateral based on our assessment of the customer. For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.

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

We purchase and sell credit default swaps to mitigate the economic impact of credit losses on specifically identified existing lending relationships or to generate revenue from proprietary trading activities. These derivatives typically are based on the change in value, due to changing credit spreads.

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

We enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements. Risk participation agreements entered into prior to July 1, 2003 are considered financial guarantees and therefore are not included in derivatives. Agreements entered into subsequent to June 30, 2003 are included in the derivatives table that follows. We determine that we meet our objective of reducing credit risk associated with certain counterparties to derivative contracts when the participation agreements share in their proportional credit losses of those counterparties.

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At June 30, 2006 we held cash and US government and mortgage-backed securities with a fair value of $115 million and pledged mortgage-backed securities with a fair value of $153 million under these agreements.

The total notional or contractual amounts, net fair value and credit risk for derivatives at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006			December 31, 2005
In millions	Notional/Contract amount	Net fair value	Credit risk	Notional/Contract amount	Net fair value	Credit risk
ACCOUNTING HEDGES

Fair value hedges	$5,893	$(81)	$63	$5,900	$78	$108
Cash flow hedges	3,177	(42)	2	2,926	(9)	5
Total	$9,070	$(123)	$65	$8,826	$69	$113

FREE-STANDING DERIVATIVES

Interest rate contracts	$91,379	$74	$769	$70,404	$39	$372
Equity contracts	3,345	(31)	125	2,744	(79)	347
Foreign exchange contracts	4,847	1	56	4,687	4	60
Credit contracts	2,448	(1)	8	1,353		7
Options	60,135	24	213	51,383	32	168
Risk participation agreements	763			461
Commitments related to mortgage- related assets	1,463	(14)	2	1,695	1	6
Other	20		1	254	5	9
Total	$164,400	$53	$1,174	$132,981	$2	$969

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

	Three months ended June 30		Six months ended June 30
In millions, except share and per share data	2006	2005	2006	2005
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income applicable to basic earnings per common share (a)	$381	$282	$735	$636
Basic weighted-average common shares outstanding (in thousands)	292,674	284,900	292,352	283,106
Basic earnings per common share	$1.30	$.99	$2.51	$2.25

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (b)
Net income	$381	$282	$735	$636
Less: BlackRock adjustment for common stock equivalents	1	1	3	2
Net income applicable to diluted earnings per common share	$380	$281	$732	$634
Basic weighted-average common shares outstanding (in thousands)	292,674	284,900	292,352	283,106

Conversion of preferred stock Series A and B	72	78	73	80
Conversion of preferred stock Series C and D	588	623	591	627
Conversion of debentures	2	2	2	2
Exercise of stock options	2,027	897	2,136	909
Incentive share awards	1,549	1,335	1,583	1,296
Diluted weighted-average common shares outstanding (in thousands)	296,912	287,835	296,737	286,020
Diluted earnings per common share	$1.28	$.98	$2.47	$2.22
(a) Preferred dividends declared were less than $.5 million for each period.
(b) Excludes stock options considered to be anti-dilutive (in thousands)	4,600	13,160	4,610	13,192

NOTE 11 SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first six months of 2006 follows. Our preferred stock outstanding as of June 30, 2006 and December 31, 2005 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Deferred Compen- sation Expense	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2005	293	$1,764	$1,358	$9,023	$(59)	$(267)	$(3,256)	$8,563
Net income				735				735
Other comprehensive income (loss), net of tax
Net unrealized securities losses						(209)		(209)
Net unrealized losses on cash flow hedge derivatives						(33)		(33)
Other (a)						(1)		(1)
Comprehensive income								492
Cash dividends declared
Common ($1.05 per share)				(309)				(309)
Treasury stock activity	2		(18)				55	37
Tax benefit of stock option plans			17					17
Stock options granted			13					13
Subsidiary stock transactions			15					15
Deferred compensation activity					(1)			(1)
Balance at June 30, 2006	295	$1,764	$1,385	$9,449	$(60)	$(510)	$(3,201)	$8,827

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Six months ended June 30, 2006 In millions	Pretax	Tax Benefit	After-tax
Change in net unrealized securities losses
Increase in net unrealized losses on securities held at period end	$(331)	$115	$(216)
Less: Net losses realized in net income (b)	(10)	3	(7)
Change in net unrealized securities losses	(321)	112	(209)
Change in net unrealized losses on cash flow hedge derivatives
Increase in net unrealized losses on cash flow hedge derivatives	(55)	19	(36)
Less: Net losses realized in net income	(4)	1	(3)
Change in net unrealized losses on cash flow hedge derivatives	(51)	18	(33)
Other (a)	(1)		(1)
Other comprehensive income (loss)	$(373)	$130	$(243)

    The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	June 30, 2006		December 31, 2005
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(691)	$(449)	$(370)	$(240)
Net unrealized losses on cash flow hedge derivatives	(91)	(59)	(40)	(26)
Other, net (a)	(3)	(2)	(2)	(1)
Accumulated other comprehensive loss	$(785)	$(510)	$(412)	$(267)
(a)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and minimum pension liability adjustments.
(b)	The pretax amount represents net unrealized losses at December 31, 2005 that were realized in 2006 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2006.

NOTE 12 LEGAL PROCEEDINGS

On July 13, 2006, the United States District Court for the Western District of Pennsylvania approved the settlement of the consolidated class action arising out of the three 2001 PAGIC transactions. This settlement and related matters arising out of the PAGIC transactions are described in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005. The non-settling defendant in that class action had objected to this settlement and currently has the right to appeal the decision of the district court approving the settlement to the United States Court of Appeals for the Third Circuit.

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries. There also are threatened additional proceedings arising out of the same matters. One of the lawsuits was brought, on Adelphia’s behalf by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding and was removed to the United States District Court for the Southern District of New York by order dated February 9, 2006. The other lawsuits, one of which is a putative consolidated class action, were brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in that district court. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims, including violations of federal securities and other federal laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. The bank defendants, including the PNC defendants, have entered into a tentative settlement of the consolidated class action referred to above. This settlement is subject to conditions, including court approval. The amount for which we would be responsible under this settlement is insignificant. We believe that we have defenses to the claims against us in these lawsuits, as well as potential claims against third parties, and intend to defend the remaining lawsuits vigorously. These lawsuits involve complex issues of law and fact, presenting complicated relationships among the many financial and other participants in the events giving rise to these lawsuits, and have not progressed to the point where we can predict the outcome of the lawsuits other than the one for which a tentative settlement is pending. It is not possible to determine what the likely aggregate recoveries on the part of the plaintiffs in these remaining matters might be or the portion of any such recoveries for which we would ultimately be responsible, but the final consequences to PNC could be material.

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

On March 28, 2006, a first amended complaint was filed in the United States District Court for the Eastern District of Texas by Data Treasury Corporation against PNC and PNC Bank, N.A., as well as more than 50 other financial institutions, vendors, and other companies, claiming that the defendants are infringing, and inducing or contributing to the infringement of, the plaintiff’s patents, which allegedly involve check imaging, storage and transfer. The plaintiff seeks unspecified damages (including treble damages), interest, attorneys’ fees and other expenses, and injunctive relief against the alleged infringement. We are not in a position to assess the likely outcome of this matter, including our exposure, if any. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously.

In its Form 10-Q for the quarter ended March 31, 2005, Riggs National Corporation (“Riggs”) disclosed a number of pending lawsuits. All material lawsuits have been finally resolved or settlement agreements have been reached, in one case subject to final documentation. None of the pending settlements where the settlement has not been completed is material to PNC.

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

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management and cash management services to approximately 2.5 million consumer and small business customers within our primary geographic area. Our customers are serviced through approximately 850 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania; New Jersey; the greater Washington, DC area, including Virginia and Maryland; Ohio; Kentucky and Delaware. Brokerage services are provided through PNC Investments, LLC, and J.J.B. Hilliard, W.L. Lyons, Inc. Retail Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through its Vested Interest® product. These services are provided to individuals and corporations primarily within our primary geographic markets.

Corporate & Institutional Banking provides lending, treasury management, and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets with certain products and services provided nationally.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $464 billion of assets under management at June 30, 2006. BlackRock provides diversified investment management services to institutional and individual investors worldwide through a variety of fixed income, cash management, equity, and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions® brand name. See Note 2 Acquisitions regarding the pending Merrill Lynch transaction.

PFPC is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, managed accounts, subaccounting, and distribution. PFPC services $1.9 trillion in total assets and 65 million shareholder accounts as of June 30, 2006 both domestically and internationally through its Ireland and Luxembourg operations.

Business Segment Results

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2006 INCOME STATEMENT
Net interest income (expense)	$423	$171	$5	$(10)	$(33)		$556
Noninterest income	358	209	360	218	102	$(17)	1,230
Total revenue	781	380	365	208	69	(17)	1,786
Provision for credit losses	28	17			(1)		44
Depreciation and amortization	17	6	10	15	24		72
Other noninterest expense	438	186	254	152	64	(17)	1,077
Earnings (loss) before minority and other interests and income taxes	298	171	101	41	(18)		593
Minority and other interests in income of consolidated entities	5				10		15
Income taxes	108	55	38	15	(19)		197
Earnings (loss)	$185	$116	$63	$26	$(9)		$381
Inter-segment revenue	$3	$1	$8	$3	$2	$(17)
AVERAGE ASSETS (a)	$29,283	$26,291	$1,924	$2,416	$36,748	$(3,215)	$93,447
2005 INCOME STATEMENT
Net interest income (expense)	$396	$181	$4	$(5)	$(42)		$534
Noninterest income	313	138	271	217	5	$(15)	929
Total revenue	709	319	275	212	(37)	(15)	1,463
Provision for (recoveries of) credit losses	15	(48)			6		(27)
Depreciation and amortization	16	4	7	15	22		64
Other noninterest expense	420	151	182	158	80	(15)	976
Earnings (loss) before minority and other interests and income taxes	258	212	86	39	(145)		450
Minority and other interests in income of consolidated entities			1		8		9
Income taxes	96	68	32	15	(52)		159
Earnings (loss)	$162	$144	$53	$24	$(101)		$282
Inter-segment revenue	$3	$1	$7		$4	$(15)
AVERAGE ASSETS (a)	$27,218	$25,647	$1,563	$2,083	$32,505	$(1,457)	$87,559

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2006 INCOME STATEMENT
Net interest income (expense)	$830	$343	$18	$(19)	$(60)		$1,112
Noninterest income	703	374	756	445	172	$(35)	2,415
Total revenue	1,533	717	774	426	112	(35)	3,527
Provision for credit losses	37	29					66
Depreciation and amortization	34	12	19	29	50		144
Other noninterest expense	857	356	541	311	144	(33)	2,176
Earnings (loss) before minority and other interests and income taxes	605	320	214	86	(82)	(2)	1,141
Minority and other interests in income of consolidated entities	9		1		18		28
Income taxes	221	99	79	33	(53)	(1)	378
Earnings (loss)	$375	$221	$134	$53	$(47)	$(1)	$735
Inter-segment revenue	$6	$3	$16	$4	$6	$(35)
AVERAGE ASSETS (a)	$29,326	$25,896	$1,924	$2,416	$35,932	$(2,702)	$92,792
2005 INCOME STATEMENT
Net interest income (expense)	$767	$358	$12	$(21)	$(76)		$1,040
Noninterest income	604	270	521	447	94	$(33)	1,903
Total revenue	1,371	628	533	426	18	(33)	2,943
Provision for (recoveries of) credit losses	29	(52)			4		(19)
Depreciation and amortization	28	8	14	29	44		123
Other noninterest expense	820	301	359	320	146	(29)	1,917
Earnings (loss) before minority and other interests and income taxes	494	371	160	77	(176)	(4)	922
Minority and other interests in income of consolidated entities			1		14		15
Income taxes	183	117	59	30	(117)	(1)	271
Earnings (loss)	$311	$254	$100	$47	$(73)	$(3)	$636
Inter-segment revenue	$6	$3	$15	$1	$8	$(33)
AVERAGE ASSETS (a)	$26,423	$24,601	$1,563	$2,083	$32,343	$(1,541)	$85,472
(a)	Period-end balances for BlackRock and PFPC.

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

NOTE 14 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

We had commitments to make additional equity investments in certain equity management entities of $140 million and affordable housing limited partnerships of $45 million at June 30, 2006.

Additionally, in October 2005, we committed $200 million to PNC Mezzanine Partners III, L.P., a $350 million mezzanine fund that invests principally in subordinated debt securities with an equity component. Funding of this investment is expected to occur over a five-year period. The remaining unfunded commitment on June 30, 2006 was $182 million. The limited partnership is consolidated for financial reporting purposes as PNC has a 57% ownership interest.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on June 30, 2006 had terms ranging from less than one year to 11 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $6.7 billion at June 30, 2006.

Assets valued as of June 30, 2006 of approximately $1 billion secured certain specifically identified standby letters of credit. Approximately $2.4 billion in recourse provisions from third parties was also available for this purpose as of June 30, 2006. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $62 million at June 30, 2006.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At June 30, 2006, the aggregate of PNC’s commitments under these facilities was $242 million. PNC also enters into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At June 30, 2006, our total commitments under these facilities were $4.8 billion, of which $4.6 billion was related to Market Street.

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

We enter into certain types of agreements that include provisions for indemnifying third parties, such as:

•	Agreements relating to providing various servicing and processing functions to third parties,
•	Agreements relating to the creation of trusts or other legal entities to facilitate leasing transactions, commercial mortgage-backed securities transactions (loan securitizations) and certain other off-balance sheet transactions,
•	Confidentiality agreements,
•	Syndicated credit agreements, as a syndicate member,
•	Sales of individual loans and equipment leases,
•	Arrangements with brokers to facilitate the hedging of derivative and convertible arbitrage activities, and
•	Litigation settlement agreements.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during the first six months of 2006. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At June 30, 2006, the total maximum potential exposure as a result of these indemnity obligations was $10.9 billion, although we held collateral at the time in excess of that amount.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At June 30, 2006, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $22 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net asset of $7 million at June 30, 2006. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $769 million at June 30, 2006.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than 1 year to 12 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements is approximately $388 million at June 30, 2006.

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

STATISTICAL INFORMATION (Unaudited)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	Six months ended June 30
	2006			2005
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates
Assets
Interest-earning assets
Securities available for sale and held to maturity
Mortgage-backed, asset-backed, and other debt	$13,391	$319	4.76%	$10,390	$218	4.20%
U.S. Treasury and government agencies/corporations	7,394	168	4.54	7,153	143	3.99
State and municipal	154	4	5.20	171	5	5.50
Corporate stocks and other	223	8	6.97	181	6	6.64
Total securities available for sale and held to maturity	21,162	499	4.71	17,895	372	4.15
Loans, net of unearned income
Commercial	19,954	689	6.87	18,601	522	5.58
Commercial real estate	3,046	105	6.86	2,248	63	5.57
Consumer	16,037	486	6.12	15,919	429	5.43
Residential mortgage	7,313	197	5.38	5,301	137	5.16
Lease financing	2,765	62	4.49	3,009	67	4.51
Other	349	12	6.83	490	11	4.34
Total loans, net of unearned income	49,464	1,551	6.27	45,568	1,229	5.40
Loans held for sale	2,577	73	5.71	2,047	41	4.00
Federal funds sold and resale agreements	551	12	4.43	1,444	17	2.29
Other	2,970	70	4.76	3,018	59	4.01
Total interest-earning assets/interest income	76,724	2,205	5.75	69,972	1,718	4.91
Noninterest-earning assets
Allowance for loan and lease losses	(600)			(633)
Cash and due from banks	3,164			3,047
Other	13,504			13,086
Total assets	$92,792			$85,472
Liabilities, Minority and Noncontrolling Interests, and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Money market	$18,752	285	3.06	$17,024	159	1.89
Demand	8,266	38.92		8,086	24.59
Savings	2,213	6.50		2,809	9.65
Retail certificates of deposit	13,466	257	3.85	10,758	158	2.95
Other time	1,316	29	4.46	1,195	23	3.84
Time deposits in foreign offices	3,839	91	4.69	2,425	33	2.69
Total interest-bearing deposits	47,852	706	2.96	42,297	406	1.93
Borrowed funds
Federal funds purchased	2,655	63	4.71	2,085	29	2.81
Repurchase agreements	2,267	49	4.28	2,356	30	2.57
Bank notes and senior debt	3,482	83	4.78	2,978	46	3.05
Subordinated debt	4,437	130	5.85	3,868	87	4.49
Commercial paper	212	5	4.67	2,391	34	2.80
Other	2,324	44	3.79	2,012	33	3.28
Total borrowed funds	15,377	374	4.85	15,690	259	3.29
Total interest-bearing liabilities/interest expense	63,229	1,080	3.42	57,987	665	2.30
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders' equity
Demand and other noninterest-bearing deposits	13,946			12,711
Allowance for unfunded loan commitments and letters of credit	102			77
Accrued expenses and other liabilities	6,222			6,473
Minority and noncontrolling interests in consolidated entities	610			526
Shareholders' equity	8,683			7,698
Total liabilities, minority and noncontrolling interests, and shareholders' equity	$92,792			$85,472
Interest rate spread			2.33			2.61
Impact of noninterest-bearing sources			.60			.40
Net interest income/margin		$1,125	2.93%		$1,053	3.01%

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding SFAS 115 adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.

Second Quarter 2006			First Quarter 2006			Second Quarter 2005
Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates

$13,771	$166	4.83%	$13,007	$153	4.69%	$11,139	$117	4.22%
7,263	83	4.57	7,527	85	4.51	7,406	77	4.12
152	2	5.24	156	2	5.16	171	2	5.20
230	4	6.34	216	4	7.65	190	3	5.92
21,416	255	4.76	20,906	244	4.66	18,906	199	4.21

20,348	360	7.00	19,556	329	6.72	19,259	277	5.69
3,071	56	7.17	3,021	49	6.54	2,478	36	5.67
16,049	248	6.20	16,184	238	5.97	16,195	223	5.53
7,353	100	5.39	7,272	97	5.36	5,742	74	5.16
2,761	31	4.47	2,769	31	4.51	2,978	33	4.52
354	6	7.04	344	6	6.61	484	6	4.58
49,936	801	6.38	49,146	750	6.14	47,136	649	5.48
2,411	36	5.99	2,745	37	5.47	2,152	26	4.71
613	7	4.72	488	5	4.06	649	4	2.43
2,795	33	4.70	3,147	37	4.82	3,098	30	4.04
77,171	1,132	5.84	76,432	1,073	5.64	71,941	908	5.03

(600)			(600)			(655)
3,140			3,187			3,106
13,736			13,110			13,167
$93,447			$92,129			$87,559

$19,019	152	3.20	$18,482	133	2.92	$17,482	89	2.05
8,229	20.98		8,304	18.87		8,205	13.62
2,177	3.49		2,250	3.51		2,787	4.63
13,686	136	3.97	13,243	121	3.72	11,215	86	3.04
1,323	15	4.63	1,309	14	4.28	1,484	14	3.82
4,276	53	4.89	3,396	38	4.42	2,477	18	2.91
48,710	379	3.11	46,984	327	2.81	43,650	224	2.05

2,715	34	4.93	2,594	29	4.47	2,506	19	3.00
2,226	26	4.48	2,307	23	4.08	2,405	17	2.86
3,145	39	5.04	3,824	44	4.56	3,288	27	3.21
4,437	67	6.05	4,437	63	5.66	3,826	45	4.72
206	3	4.89	219	2	4.46	2,438	19	3.07
2,298	22	3.88	2,380	22	3.65	1,867	16	3.40
15,027	191	5.06	15,761	183	4.65	16,330	143	3.48
63,737	570	3.56	62,745	510	3.27	59,980	367	2.44

13,926			13,966			12,987
103			101			78
6,305			6,106			6,095
631			589			526
8,745			8,622			7,893

$93,447			$92,129			$87,559
		2.28			2.37			2.59
		.62			.58			.41
	$562	2.90%		$563	2.95%		$541	3.00%

Loan fees for the six months ended June 30, 2006 and June 30, 2005 were $18 million and $51 million, respectively. Loan fees for the three months ended June 30, 2006, March 31, 2006 and June 30, 2005 were $9 million, $9 million and $27 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2006 and June 30, 2005 were $13 million and $13 million, respectively. The taxable-equivalent adjustments for the three months ended June 30, 2006, March 31, 2006 and June 30, 2005 were $6 million, $7 million and $7 million, respectively. Average securities held to maturity totaled $1 million for the six months ended June 30, 2005 and three months ended June 30, 2005 and are included in the "Mortgage-backed, asset-backed, and other debt" category. Average securities held to maturity totaled less than $.5 million for each of the other periods presented.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

No material changes from the risk factors previously disclosed in PNC’s 2005 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the second quarter of 2006 are included in the following table:

In thousands, except per share data

2006 period	Total shares purchased (1)	Average price paid per share	Total shares purchased as part of publicly announced programs (2)	Maximum number of shares that may yet be purchased under the programs (2)
April 1 – April 30	432	$68.81	205	19,317
May 1 – May 31	1,030	$69.34	770	18,547
June 1- June 30	893	$68.68	785	17,762
Total	2,355	$68.99	1,760
(1)	Includes PNC common stock purchased under the program referred to in note (2) to this table, if any, and PNC common stock purchased in connection with our various employee benefit plans.
(2)	Our current stock repurchase program, which was authorized as of February 16, 2005, allows us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.40	Forms of employee stock option and restricted stock agreements under 2006 Incentive Award Plan
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

You can receive copies of these Exhibits electronically at the SEC’s home page at www.sec.gov or from the public reference section of the SEC, at prescribed rates, at 100 F Street NE, Room 1580, Washington, DC 20549. The Exhibits are also available as part of this Form 10-Q on or through PNC’s corporate website at www.pnc.com under “About PNC - Investor Relations - Financial Information.” Shareholders may also receive copies of Exhibits, without charge, by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 9, 2006 on its behalf by the undersigned thereunto duly authorized.

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

FINANCIAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission (“SEC”). You may obtain copies of these and other filings, including exhibits, electronically at the SEC’s website at www.sec.gov or on or through PNC’s corporate website at www.pnc.com under “About PNC - Investor Relations - Financial Information.” Copies also may be obtained without charge by contacting Shareholder Services at 800-982-7652 or via e-mail at web.queries@computershare.com.

CORPORATE GOVERNANCE AT PNC

Information about our Board of Directors (“Board”) and its committees and corporate governance at PNC is available on PNC’s corporate website at www.pnc.com under “About PNC - Investor Relations - Corporate Governance.” Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics, our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, and Personnel and Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

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

	High	Low	Close	Cash Dividends Declared
2006 Quarter
First	$71.42	$61.78	$67.31	$.50
Second	72.00	65.30	70.17	.55
Total				$1.05
2005 Quarter
First	$57.57	$50.30	$51.48	$.50
Second	55.90	49.35	54.46	.50
Third	58.95	53.80	58.02	.50
Fourth	65.66	54.73	61.83	.50
Total				$2.00

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan provides our shareholders with an attractive and convenient way to reinvest cash dividends in shares of our common stock and to purchase additional shares of our common stock through voluntary cash payments. You can obtain a prospectus and enrollment form by contacting Shareholder Services at 800-982-7652.

REGISTRAR AND TRANSFER AGENT

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, Illinois 60602

800-982-7652