Form 10-Q
period 2006-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2006-11-09
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes  ☐         No   ☒

As of October 31, 2006, there were 293,812,255 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to 2006 Third Quarter Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2006	2005	2006	2005

FINANCIAL PERFORMANCE
Revenue
Net interest income, taxable-equivalent basis (a)	$574	$566	$1,699	$1,619
Noninterest income (b)	2,943	1,116	5,358	3,019
Total revenue (b)	$3,517	$1,682	$7,057	$4,638
Net income (c)	$1,484	$334	$2,219	$970
Per common share
Diluted earnings (c)	$5.01	$1.14	$7.46	$3.35
Cash dividends declared	$.55	$.50	$1.60	$1.50

SELECTED RATIOS
Net interest margin	2.89%	2.96%	2.92%	2.99%
Noninterest income to total revenue (d)	84	67	76	65
Efficiency (e)	34	69	50	69
Return on
Average common shareholders’ equity	65.94%	16.13%	33.87%	16.49%
Average assets	6.17	1.45	3.17	1.48

See page 33 for a glossary of certain terms used in this Report.

Certain prior period amounts included in these Consolidated Financial Highlights have been reclassified to conform with the current period presentation.

(a)	The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable asset. To provide more meaningful comparisons of yields and margins for all earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income on other taxable assets. This adjustment is not permitted under GAAP in the Consolidated Income Statement.

The following is a reconciliation of net interest income as reported in the Consolidated Income Statement to net interest income on a taxable-equivalent basis (in millions):

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net interest income, GAAP basis	$567	$559	$1,679	$1,599
Taxable-equivalent adjustment	7	7	20	20

Net interest income, taxable-equivalent basis	$574	$566	$1,699	$1,619

(b)	Noninterest income for the three months and nine months ended September 30, 2006 included the pre-tax impact of the net gain on the BlackRock/MLIM transaction of $2.1 billion. This category also included the impact of pre-tax charges from third quarter 2006 balance sheet repositioning activities totaling $244 million. Further information is included in the Executive Summary portion of the Financial Review section of this Report.

(c)	Net income and earnings per share for the three months and nine months ended September 30, 2006 included the after-tax impact of the items referred to in note (b) above, in addition to the after-tax impact of integration costs related to the BlackRock/MLIM transaction. These integration costs totaled $72 million and $91 million on a pre-tax basis for the three months and nine months ended September 30, 2006, respectively, or $31 million and $39 million on an after-tax basis, net of related minority interest.

(d)	Calculated as noninterest income divided by the sum of net interest income (GAAP basis) and noninterest income. See note (b) above regarding certain items impacting noninterest income for both 2006 periods.

(e)	Calculated as noninterest expense divided by the sum of net interest income (GAAP basis) and noninterest income. See notes (b) and (c) above regarding certain items impacting noninterest income and expense for both 2006 periods.

Unaudited	September 30 2006	December 31 2005	September 30 2005
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$98,436	$91,954	$93,241
Loans, net of unearned income	48,900	49,101	50,510
Allowance for loan and lease losses	566	596	634
Securities	19,512	20,710	20,658
Loans held for sale	4,317	2,449	2,377
Investment in BlackRock (a)	3,836
Deposits	64,572	60,275	60,214
Borrowed funds	14,695	16,897	18,374
Shareholders’ equity	10,758	8,563	8,317
Common shareholders’ equity	10,751	8,555	8,309
Book value per common share	36.60	29.21	28.54
Common shares outstanding (millions)	294	293	291
Loans to deposits	76%	81%	84%

ASSETS ADMINISTERED (billions)
Managed (b)	$52	$494	$469
Nondiscretionary	89	84	85

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$774	$835	$793
Custody assets	399	476	475

CAPITAL RATIOS
Tier 1 risk-based (c)(d)	10.4%	8.3%	8.4%
Total risk-based (c)(d)	13.6	12.1	12.5
Leverage (c)(d)	9.4	7.2	7.1
Tangible common equity	7.5	5.0	4.9
Common shareholders’ equity to assets	10.9	9.3	8.9

ASSET QUALITY RATIOS
Nonperforming assets to loans, loans held for sale and foreclosed assets	.36%	.42%	.29%
Nonperforming loans to loans	.34	.39	.25
Net charge-offs to average loans (for the three months ended)	.37	.33	.12
Allowance for loan and lease losses to loans	1.16	1.21	1.26
Allowance for loan and lease losses to nonperforming loans	339	314	499
(a)	See “BlackRock/MLIM Transaction” in the Executive Summary portion of the Financial Review section of this Report for additional information.
(b)	Assets under management at September 30, 2006 do not include BlackRock’s assets under management as we deconsolidated BlackRock effective September 29, 2006. Excluding the impact of BlackRock, our assets under management (consisting of Retail Banking assets under management) totaled $49 billion at December 31, 2005 and $50 billion at September 30, 2005.
(c)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 3.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.
(d)	The ratios for September 30, 2006 reflect the impact of the deconsolidation of BlackRock effective September 29, 2006.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2005 Annual Report on Form 10-K (“2005 Form 10-K”). We have reclassified certain prior period amounts to conform with the current period presentation. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and Items 1A and 7 of our 2005 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from those anticipated in the forward-looking statements included in this Report or from historical performance. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (“GAAP”) basis.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States based on assets, operating businesses engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania; New Jersey; the greater Washington, DC area, including Maryland and Virginia; Ohio; Kentucky; and Delaware. We also provide certain global fund processing services internationally.

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

BLACKROCK/MLIM TRANSACTION

As previously reported, in February 2006, BlackRock, Inc. (“BlackRock”), then a majority-owned subsidiary of PNC, and Merrill Lynch entered into a definitive agreement pursuant to which Merrill Lynch agreed to contribute its investment management business (“MLIM”) to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock. This transaction closed on September 29, 2006. BlackRock accounted for the MLIM transaction under the purchase method of accounting. The value of the 65 million shares issued to Merrill Lynch was allocated among the MLIM assets acquired, including intangibles, and the MLIM liabilities assumed to the extent of their fair market value, with any excess purchase price being allocated to goodwill. Immediately following the closing, PNC continued to own approximately 44 million shares of BlackRock common stock, representing an ownership interest of approximately 34% of the combined company after the closing (as compared with 69% immediately prior to the closing). Although PNC’s share ownership percentage declined, BlackRock’s equity increased due to the increase in total net assets recorded by BlackRock as a result of the MLIM transaction.

Upon the closing of the BlackRock/MLIM transaction, the carrying value of our investment in BlackRock increased by approximately $3.1 billion to $3.8 billion, primarily reflecting PNC’s portion of the increase in BlackRock’s equity resulting from the value of shares issued in that transaction. Based on BlackRock’s closing market price of $149 per common share on September 29, 2006, the market value of PNC’s investment in BlackRock was approximately $6.6 billion at that date. As such, an additional $2.8 billion of value is not recognized in PNC’s investment account.

We also recorded a liability at September 30, 2006 for deferred taxes of approximately $.9 billion, related to the excess of the book value over the tax basis of our investment in BlackRock, and a liability of approximately $.6 billion related to our obligation to provide shares of BlackRock common stock to help fund BlackRock long-term incentive plan (“LTIP”) programs. The LTIP liability will be adjusted quarterly based on changes in BlackRock’s common stock price and the number of remaining committed shares.

The overall balance sheet impact was an increase to our shareholders’ equity of approximately $1.6 billion. The increase to equity was comprised of an after-tax gain of approximately $1.3 billion, net of the expense associated with the LTIP liability and the deferred taxes, and an after-tax increase to capital surplus of approximately $.3 billion. The recognition of the gain is consistent with our existing accounting policy for the sale or issuance by subsidiaries of their stock to third parties. The gain represents the difference between our basis in BlackRock stock prior to the BlackRock/MLIM transaction and the new book value per share and resulting increase in value of our investment realized from the transaction. The direct increase to capital surplus rather than inclusion in the gain resulted from the accounting treatment required due to existing BlackRock repurchase commitments or programs.

For the three months and nine months ended September 30, 2006, our Consolidated Income Statement included our former 69% ownership interest in BlackRock’s net income through the closing date. However, our Consolidated Balance Sheet as of September 30, 2006 reflects the deconsolidation of BlackRock’s balance sheet amounts and recognizes our 34% ownership interest in BlackRock as an investment to be accounted for under the equity method. On a prospective basis, this accounting will result in a reduction in certain revenue and noninterest expense categories on PNC’s Consolidated Income Statement as the net pretax earnings impact of our net investment in BlackRock will be reported on a separate line item within noninterest income.

Additional information on the BlackRock/MLIM transaction is included in Current Reports on Form 8-K (“Form 8-K”) dated February 15, 2006 and September 29, 2006 filed by PNC and BlackRock.

MERCANTILE BANKSHARES ACQUISITION

As previously reported, on October 8, 2006 we entered into a definitive agreement with Mercantile Bankshares Corporation (“Mercantile”) for PNC to acquire Mercantile for 52.5 million shares of PNC common stock and $2.13 billion in cash. Based on PNC’s common stock price on October 6, 2006, the consideration represents $6.0 billion in stock and cash or $47.24 per Mercantile share.

Mercantile is a $17 billion asset banking company that provides banking and investment and wealth management services through 240 offices in Maryland, Virginia, the District of Columbia, Delaware and Southeastern Pennsylvania. This transaction will enable us to significantly expand our presence in the mid-Atlantic region, particularly within the attractive Baltimore and Washington, DC markets.

The transaction is subject to customary closing conditions, including regulatory approval and the approval of Mercantile’s shareholders, and is expected to close during the first quarter of 2007. We refer you to our Form 8-K dated October 8, 2006 for additional information on this transaction.

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

PNC plans to achieve approximately $300 million of cost savings through a combination of workforce reduction and other efficiencies. Of the approximately 3,000 positions to be eliminated, approximately 2,700 had been eliminated as of September 30, 2006. We estimate that these changes will result in employee severance and other implementation costs of approximately $74 million, including $54 million recognized during full year 2005 and $9 million recognized during the first nine months of 2006. We expect that the remaining charges of approximately $11 million will be incurred in the remainder of 2006 and early 2007. In addition, PNC intends to achieve at least $100 million in net revenue growth through the implementation of various pricing and business growth enhancements driven by the One PNC initiative. The initiative is progressing according to plan.

We realized a net pretax financial benefit from the One PNC program of approximately $185 million in the first nine months of 2006, including $65 million in the third quarter. We achieved an annualized run rate benefit of $260 million in the third quarter of 2006.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,
•	Loan demand and utilization of credit commitments,
•	Movement of customer deposits from lower to higher rate accounts or to off-balance sheet accounts,
•	The level of interest rates, and the shape of the interest rate yield curve,
•	The performance of the capital markets, and
•	Customer demand for other products and services.

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success in the remainder of 2006 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Successful execution of the One PNC initiative,
•	Revenue growth,
•	A sustained focus on expense management and improved efficiency,
•	Maintaining strong overall asset quality, and
•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

	Three months ended		Nine months ended
In millions, except per share data	Sept. 30 2006	Sept. 30 2005	Sept. 30 2006	Sept. 30 2005
Net income	$1,484	$334	$2,219	$970
Diluted earnings per share	$5.01	$1.14	$7.46	$3.35
Return on
Average common shareholders’ equity	65.94%	16.13%	33.87%	16.49%
Average assets	6.17%	1.45%	3.17%	1.48%

Results for the third quarter and first nine months of 2006 included the impact of the following items:

•	The gain on the third quarter BlackRock/MLIM transaction totaling $1.3 billion after-tax, or $4.36 per diluted share;
•	Securities portfolio rebalancing charges recognized in the third quarter totaling $127 million after-tax, or $.43 per diluted share;
•	The third quarter mortgage loan portfolio repositioning loss of $31 million after-tax, or $.10 per diluted share; and
•	Our share of the after-tax impact of BlackRock/MLIM integration costs, which totaled $31 million, or $.10 per diluted share, for the third quarter of 2006 and $39 million, or $.13 per diluted share, for the first nine months of 2006.

In addition to the closing of the BlackRock/MLIM transaction and our balance sheet repositioning activities, our third quarter 2006 performance included the following accomplishments:

•	Average loans of $50.3 billion for the third quarter of 2006 increased $888 million, or 2 percent, compared with $49.5 billion for the third quarter 2005, primarily as a result of increased commercial, commercial real estate and residential mortgage loans. Average loans increased $3.0 billion, or 6 percent, compared with the prior year third quarter excluding the $2.1 billion of average loans in the prior year period related to Market Street Funding, PNC’s commercial paper conduit that was deconsolidated in October 2005.

•	Average deposits for the third quarter increased $5.0 billion, or 8 percent, compared with the same quarter in the prior year, primarily as a result of an increase in money market deposits, retail certificates of deposit, Eurodollar deposits and noninterest-bearing deposits.

•	Asset quality remained very strong, with the ratio of nonperforming assets to loans, loans held for sale and foreclosed assets declining to .36% from .42% at December 31, 2005.

BALANCE SHEET HIGHLIGHTS

Total assets were $98.4 billion at September 30, 2006. Total average assets were $93.7 billion for the first nine months of 2006 compared with $87.4 billion for the first nine months of 2005. This increase was primarily attributable to a $5.5 billion increase in average interest-earning assets. An increase of $2.9 billion in average loans was the primary factor for the increase in average interest-earning assets. In addition, average total securities increased $2.6 billion in the first nine months of 2006 compared with the prior year period.

Our deconsolidation of BlackRock effective September 29, 2006 and recognition of our investment in BlackRock under the equity method of accounting as of September 30, 2006 did not significantly impact average balances in the nine-month comparison.

Average total loans were $49.8 billion for the first nine months of 2006 and $46.9 billion in the first nine months of 2005. This increase was driven by continued improvements in market loan demand and targeted sales efforts across our banking businesses, as well as our expansion into the greater Washington, DC area that began in May 2005. The increase in average total loans reflected growth in residential mortgages of approximately $1.5 billion, commercial loans of approximately $1.1 billion, and commercial real estate loans of approximately $.6 billion. In addition, average loans for the first nine months of 2005 included $2.1 billion related to Market Street Funding (“Market Street”) which was deconsolidated in October 2005. Loans represented 64% of average interest-earning assets for the first nine months of 2006 and 65% for the first nine months of 2005.

Average securities totaled $21.3 billion for the first nine months of 2006 and $18.8 billion for the first nine months of 2005. Of this increase, $3.0 billion was attributable to increases in mortgage-backed, asset-backed, and other debt securities, partially offset by a $.4 billion decline in US Treasury and government agencies securities. Our third quarter 2006 securities portfolio rebalancing actions are further described in the Consolidated Balance Sheet Review section of this Report. The overall higher average securities balances reflected our desire to continue investing through the interest rate cycle and the impact of the May 2005 Riggs acquisition. Securities comprised 28% of average interest-earning assets for the first nine months of 2006 and 26% for the first nine months of 2005.

Average total deposits were $62.7 billion for the first nine months of 2006, an increase of $6.2 billion over the first nine months of 2005. The increase in average total deposits was primarily driven by the impact of higher retail certificates of deposit, money market account and noninterest-bearing deposit balances, and by higher Eurodollar deposits. Growth in deposits from commercial mortgage loan servicing activities also contributed to the increase. Similar to its impact on average loans and securities described above, our expansion into the greater Washington, DC area also contributed to the increase in average total deposits.

Average total deposits represented 67% of average total assets for the first nine months of 2006 and 65% for the first nine months of 2005. Average transaction deposits were $41.7 billion for the first nine months of 2006 compared with $38.7 billion for the first nine months of 2005.

Average borrowed funds were $15.2 billion for the first nine months of 2006 and $16.2 billion for the first nine months of 2005. This decrease reflected a $2.3 billion decline in commercial paper due to the deconsolidation of Market Street in October 2005, partially offset by net increases in federal funds purchased, subordinated debt and bank notes and senior debt.

Shareholders’ equity totaled $10.8 billion at September 30, 2006, compared with $8.6 billion at December 31, 2005. The increase resulted from the BlackRock/MLIM transaction. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

	Three months ended		Nine months ended
In millions	Sept.30 2006	Sept. 30 2005	Sept. 30 2006	Sept. 30 2005
Total segment earnings	$422	$383	$1,217	$1,101

Total business segment earnings for the first nine months of 2005 included the benefit of a second quarter $53 million loan recovery included in the Corporate & Institutional Banking business segment. A summary of results for both the first nine months and third quarter 2006 comparisons with the prior year periods follows. Further analysis of business segment results for the nine-month periods is found on pages 15 through 24.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 14 Segment Reporting in the Notes To Consolidated Financial Statements in this Report and in the Results of Businesses - Summary table on page 15.

Retail Banking

Retail Banking’s earnings were $581 million for the first nine months of 2006 compared with $487 million for the same period in 2005. Compared with the prior year, revenues increased 10% and noninterest expenses increased 4%, resulting in a 19% earnings improvement. The increase in earnings was driven by improved fee income from customers, higher taxable-equivalent net interest income fueled by continued customer and balance sheet growth, and a sustained focus on expense management.

Earnings from Retail Banking totaled $206 million in the third quarter of 2006 compared with $176 million in the third quarter of 2005. Revenue increased 7% compared with the prior year third quarter, while noninterest expense increased only 2%, driving a 17% increase in earnings and creating positive operating leverage.

Corporate & Institutional Banking

Earnings from Corporate & Institutional Banking for the first nine months of 2006 totaled $334 million compared with $372 million for the first nine months of 2005. This decline was primarily attributable to the benefit of a $53 million loan recovery recognized in the second quarter of 2005 compared with a $36 million provision for credit losses in the first nine months of 2006. In addition to the negative impact of the $89 million change in the provision for credit losses, total revenue increased $101 million and noninterest expenses grew by $69 million for the first nine months of 2006 compared with the first nine months of 2005.

Corporate & Institutional Banking earned $113 million in the third quarter of 2006 compared with $118 million in the third quarter of 2005. The decrease compared with the prior year quarter was largely the result of an increase in the provision for credit losses. The increase in noninterest revenue and expense was driven by the acquisition of Harris Williams. Revenue increased $10 million compared with the third quarter of 2005, driven by a $22 million increase in noninterest income, partly offset by a $12 million decrease in taxable-equivalent net interest income.

BlackRock

BlackRock reported net income of $153 million for the first nine months of 2006 and $161 million for the first nine months of 2005. BlackRock’s reported net income for the first nine months of 2006 and 2005 included after-tax MLIM and State Street Research and Management (“SSRM”) integration costs of $56 million and $6 million, respectively. The BlackRock business segment earned $209 million in the first nine months of 2006 and $167 million for the first nine months of 2005 excluding the impact of these costs, which we have reported in “Other” for PNC business segment reporting. Adjusted earnings in 2006 reflected higher investment advisory and administration fees due to an increase in assets under management and increased performance fees. These factors more than offset the increase in expense due to increased compensation and benefits, general and administration expense, and a one-time expense of $34 million incurred in the first quarter of 2006 related to the January 2005 acquisition of SSRM.

BlackRock reported net income of $19 million for the third quarter of 2006, compared with $61 million for the third quarter of 2005. BlackRock’s reported net income included after-tax MLIM integration costs of $44 million in the third quarter of 2006. BlackRock earned $63 million in the third quarter of 2006, an increase of $2 million compared with the third quarter of 2005, excluding the impact of MLIM integration costs. The increase compared with the third quarter of 2005 was a result of higher investment and advisory fees due to growth in assets under management, partly offset by lower nonoperating income, due principally to unrealized losses on energy-related investments.

We refer you to the BlackRock/MLIM Transaction section of this Executive Summary for further information related to this transaction that closed on September 29, 2006. Information on this transaction is also included in Note 2 Acquisitions in the Notes To Consolidated Financial Statements included in this Report.

PFPC

PFPC’s earnings of $93 million in the first nine months of 2006 increased $18 million, or 24%, compared with the first nine months of 2005. Earnings for the 2006 period included the impact of a $14 million reversal of deferred taxes related to earnings from foreign subsidiaries following management’s determination that the earnings would be indefinitely reinvested outside of the United States. In addition, higher earnings in the first nine months of 2006 reflected servicing revenue contributions from several growth areas of the business and the successful implementation of expense control initiatives which improved the company’s operating margin. Earnings for the first nine months of 2005 included a $3 million tax benefit identified as part of the One PNC initiative.

PFPC earned $40 million in the third quarter of 2006 compared with $28 million in the third quarter of 2005. The earnings increase from the third quarter of 2005 resulted from the $14 million reversal of deferred taxes referred to above.

Other

“Other” earnings for the first nine months of 2006 totaled $1.1 billion, while “Other” for the first nine months of 2005 was a net loss of $80 million. “Other” earnings for the 2006 period included the $1.3 billion after-tax gain on the BlackRock/MLIM transaction recorded in the third quarter of 2006, partially offset by the impact of charges related to the following, all on an after-tax basis:

•	Third quarter 2006 balance sheet repositioning activities amounting to $158 million,
•	MLIM integration costs of $39 million, and
•	Reversal in the third quarter of 2006 of trust preferred securities hedge accounting of $13 million.

The first nine months of 2005 included the impact of third quarter 2005 implementation costs related to the One PNC initiative totaling $29 million after-tax, net securities losses of $24 million after-tax, and Riggs acquisition integration costs totaling $19 million after-tax. These factors were partially offset by the first quarter 2005 benefit recognized from a $45 million deferred tax liability reversal related to the internal transfer of our investment in BlackRock as described above under Summary Financial Results.

We recorded earnings of $1.1 billion in “Other” for the third quarter of 2006 primarily due to the reasons outlined above for the nine-month earnings. “Other” for the third quarter of 2005 was a net loss of $30 million. The net loss for the prior year quarter reflected the One PNC implementation costs referred to above.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended		Nine months ended
Dollars in millions	Sept. 30 2006	Sept. 30 2005	Sept. 30 2006	Sept. 30 2005
Taxable-equivalent net interest income	$574	$566	$1,699	$1,619
Net interest margin	2.89%	2.96%	2.92%	2.99%

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

The increase in taxable-equivalent net interest income for the first nine months of 2006 compared with the first nine months of 2005 reflected the impact of a $5.5 billion increase in average interest-earning assets in 2006, driven by organic growth and our expansion into the greater Washington, DC area. The $2.9 billion increase in average interest-earning assets for the third quarter of 2006 compared with the third quarter of 2005 drove the increase in taxable-equivalent net interest income in the third quarter of 2006.

The following factors contributed to the decline in net interest margin for the first nine months of 2006 compared with the first nine months of 2005:

•	An increase in the average rate paid on deposits of 106 basis points for the first nine months of 2006 compared with the 2005 period. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 116 basis points. The average rate paid on Retail Banking money market accounts increased only 98 basis points while the average rate paid on Corporate & Institutional Banking money market accounts increased 152 basis points. The average rate paid on money market accounts reported in “Other” increased 190 basis points. These accounts are utilized as an alternative source of short-term liquidity and pay interest at rates that closely approximate short-term market rates.
•	An increase in the average rate paid on borrowed funds of 156 basis points for the first nine months of 2006 compared with the first nine months of 2005.
•	By comparison, the yield on interest-earning assets increased only 83 basis points. Loans, the single largest component, increased 86 basis points.
•	These factors were partially offset by the favorable impact on net interest margin in 2006 of an increase of 21 basis points related to noninterest-bearing sources of funding.

During the first nine months of 2006, the average federal funds rate was 4.88% compared with 2.97% for the first nine months of 2005.

The decline in net interest margin for the third quarter of 2006 compared with the third quarter of 2005 reflected the following:

•	An increase in the average rate paid on deposits of 110 basis points for the third quarter of 2006 compared with the third quarter of 2005. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 114 basis points. The average rate paid on Retail Banking money market accounts increased only 89 basis points while the average rate paid on Corporate & Institutional Banking money market accounts increased 153 basis points. The average rate paid on money market accounts reported in “Other” increased 173 basis points.
•	An increase in the average rate paid on borrowed funds of 161 basis points for the third quarter of 2006 compared with the prior year period.
•	By comparison, the yield on interest-earning assets increased only 86 basis points. Loans, the single largest component, increased 84 basis points.
•	These factors were partially offset by the favorable impact on net interest margin in 2006 of an increase of 22 basis points related to noninterest-bearing sources of funding.

During the third quarter of 2006, the average federal funds rate was 5.25% compared with 3.46% for the third quarter of 2005.

We believe that net interest margins for our industry will continue to be challenged if the yield curve remains flat or inverted, as competition for loans and deposits remains intense and as customers continue to migrate from lower cost to higher cost deposits. However, we believe that our balance sheet repositioning will have a positive impact on taxable-equivalent net interest income and net interest margin.

PROVISION FOR CREDIT LOSSES

The provision for credit losses increased $85 million, to $82 million, in the first nine months of 2006 compared with the first nine months of 2005. For the third quarter of 2006, the provision for credit losses was unchanged at $16 million compared with the prior year third quarter. The increase in the nine-month comparison reflected the following:

•	A $53 million loan recovery in the second quarter of 2005 resulting from a litigation settlement,
•	The impact of overall loan growth, as total average loans grew $2.9 billion in the first nine months of 2006 compared with the respective prior year period,
•	The effect of a single large overdraft situation that occurred during the second quarter of 2006, and
•	Growth in unfunded commitments.

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

NONINTEREST INCOME

Summary

Noninterest income was $5.358 billion for the first nine months of 2006 compared with $3.019 billion for the first nine months of 2005. Noninterest income for the third quarter of 2006 totaled $2.943 billion and totaled $1.116 billion in the prior year third quarter. Both the first nine months and third quarter of 2006 included the impact of the gain on the BlackRock transaction, which totaled $2.078 billion, partially offset by the effects of our third quarter balance sheet repositioning activities that resulted in charges totaling $244 million.

Additional Analysis

Asset management fees totaled $1.271 billion in the first nine months of 2006, an increase of $259 million compared with the first nine months of 2005. The increase in the nine-month comparison reflected the impact of higher performance fees, BlackRock’s first quarter 2005 acquisition of SSRM and other growth in assets managed. Asset management fees increased $17 million, to $381 million, for the third quarter of 2006 compared with the third quarter of 2005. An increase in investment advisory base fees at BlackRock, partially offset by lower performance fees, drove the increase in the quarter comparison.

While asset management fees reflected the consolidated impact of BlackRock for all income statement periods presented, assets managed at September 30, 2006 totaled $52 billion compared with $469 billion at September 30, 2005, due to our deconsolidation of BlackRock effective September 29, 2006.

Fund servicing fees of $644 million for the first nine months of 2006 represented a $13 million decline from the prior year period. For the third quarter of 2006, fund servicing fees totaled $213 million, a decline of $5 million from the third quarter of 2005. The decrease in fund servicing fees in both comparisons was primarily due to lower fund accounting and transfer agent fees during 2006 due to loss of clients and price concessions.

PFPC provided fund accounting/administration services for $774 billion of net fund investment assets and provided custody services for $399 billion of fund investment assets at September 30, 2006, compared with $793 billion and $475 billion, respectively, at September 30, 2005. The decreases in domestic accounting/administration net fund assets and custody fund assets at September 30, 2006 resulted primarily from the deconversion of a major client during the first quarter of 2006 which was partially offset by new business, asset inflows from existing customers and equity market appreciation.

Service charges on deposits grew $35 million, to $234 million, in the first nine months of 2006 compared with the prior year nine-month period. Service charges on deposits increased $8 million in the third quarter of 2006, to $81 million, compared with the third quarter of 2005. These increases can be attributed to customer growth, expansion of the branch network, including the expansion into the greater Washington, DC area that began in May 2005, and various pricing actions resulting from the One PNC initiative.

Brokerage fees totaled $183 million in the first nine months of 2006 and $168 million in the first nine months of 2005. Brokerage fees increased $5 million, to $61 million, for the third quarter of 2006 compared with the third quarter of 2005. These increases reflected higher annuity income and mutual fund-related revenues in 2006.

Consumer services fees grew $59 million, to $272 million, for the first nine months of 2006 compared with the first nine months of 2005. Consumer services fees increased $13 million, to $89 million, in the third quarter of 2006 compared with the third quarter of 2005. Higher fees reflected the impact of consolidating our merchant services activities in the fourth quarter of 2005 as a result of our increased ownership interest in the merchant services business. The increases in fees were also due to higher debit card revenues resulting from higher transaction volumes, our expansion into the greater Washington, DC area and pricing actions related to the One PNC initiative. These factors were partially offset by lower ATM surcharge revenue in the 2006 periods compared with the respective prior year periods as a result of changing customer behavior and a strategic decision to reduce the out-of-footprint ATM network.

Corporate services revenue totaling $449 million in the first nine months of 2006 represented a $107 million, or 31%, increase over the comparable prior year period. Corporate services revenue increased $36 million, or 30%, in the third quarter of 2006 compared with the third quarter of 2005. Both 2006 periods benefited from the impact of our October 2005 Harris Williams acquisition that resulted in higher revenues.

Equity management (private equity) net gains on portfolio investments totaled $82 million for the first nine months of 2006 compared with $80 million for the first nine months of 2005. For the third quarter of 2006, net gains on portfolio investments totaled $21 million compared with $36 million in the prior year quarter. Based on the nature of private equity activities, net gains or losses may be volatile from period to period.

Net securities losses amounted to $207 million for the first nine months of 2006 compared with net securities losses of $37 million in the first nine months of 2005. Net securities losses totaled $195 million in the third quarter of 2006 and $2 million in the third quarter of 2005. We refer you to the Securities portion of our Consolidated Balance Sheet Review section of this Report for further information regarding the actions we took during the third quarter of 2006 that resulted in the sale of approximately $6 billion of securities available for sale at an aggregate pretax loss of $196 million during that quarter.

Net securities losses for the first nine months of 2005 reflect actions taken during the second quarter of that year regarding our securities portfolio that resulted in realized net securities and other losses of approximately $31 million.

Noninterest revenue from trading activities, which is primarily customer-related, was $150 million for the first nine months of 2006 compared with $108 million for the first nine months of 2005. For the third quarter of 2006, noninterest revenue from trading activities was $38 million, compared with $47 million in the prior year third quarter. We provide additional information on our trading activities under Market Risk

Management – Trading Risk in the Risk Management section of this Financial Review.

Other noninterest income of $202 million for the first nine months of 2006 represented a $75 million decrease compared with the prior year first nine months. Other noninterest income totaled $19 million in the third quarter of 2006 compared with $127 million in the third quarter of 2005. Other noninterest income for both 2006 periods included the impact of the following:

•	A $48 million pretax loss incurred in the third quarter of 2006 in connection with the rebalancing of our residential mortgage portfolio. Further information on these actions is included in the Loans Held For Sale portion of the Consolidated Balance Sheet Review section of this Report;
•	A $20 million charge for an accounting adjustment related to our trust preferred securities hedges recognized during the third quarter of 2006; and
•	Lower other equity management income.

Other noninterest income for the first nine months of 2006 included gains totaling $39 million, including $13 million recognized in the third quarter, related to our contributions of BlackRock stock to the PNC Foundation. The comparable 2005 amount was $16 million, recognized in the third quarter. These transactions also impacted noninterest expense in each of those periods.

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

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $316 million for first nine months of 2006 and $305 million for first nine months of 2005. For the third quarter of 2006, revenue totaled $108 million compared with $105 million for the third quarter of 2005. The higher revenue in both comparisons reflected continued expansion and client utilization of commercial payment card services, strong revenue growth in various electronic payment and information services, and a steady increase in business-to-business processing volumes.

Revenue from capital markets products and services, including mergers and acquisitions advisory activities, was $204 million for the first nine months of 2006, compared with $113 million in the first nine months of 2005. The acquisition of Harris Williams in October 2005 together with improved customer and proprietary trading activities drove the increase in capital markets revenue in the nine-month comparison. Consolidated revenue from capital markets products and services for the third quarter of 2006 totaled $64 million compared with $42 million for the third quarter of 2005. The increase in capital markets revenue for the third quarter of 2006 compared with the prior year quarter was primarily due to the acquisition of Harris Williams.

Midland Loan Services offers servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes servicing fees and net interest income from servicing portfolio deposit balances, totaled $131 million for first nine months of 2006 and $103 million for first nine months of 2005. Third quarter 2006 revenue totaled $47 million compared with $39 million for the third quarter of 2005. Revenue growth in both comparisons was primarily driven by growth in the commercial mortgage servicing portfolio and related services.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,
•	Life,
•	Credit life,
•	Health,
•	Disability, and
•	Commercial lines coverage.

Client segments served by these insurance solutions include those in Retail Banking and Corporate & Institutional Banking. Insurance products are sold by licensed PNC insurance agents and through licensed third-party arrangements. Revenue from these products was $53 million in the first nine months of 2006 and $46 million in first nine months of 2005. Revenue for the third quarter of 2006 totaled $18 million compared with $15 million for the third quarter of 2005. The increases resulted from higher annuity fee revenue.

PNC, through subsidiary companies Alpine Indemnity Limited and PNC Insurance Corp., participates as a direct writer for its general liability, automobile liability, workers’ compensation, property and terrorism programs.

In the normal course of business, Alpine Indemnity Limited and PNC Insurance Corp. maintain insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments. We believe these reserves were adequate at September 30, 2006.

NONINTEREST EXPENSE

Year-to-date September 30, 2006 and 2005

Total noninterest expense was $3.498 billion for the first nine months of 2006 and $3.199 billion for the first nine months of 2005.

The Consolidated Financial Highlights section of this Report includes our efficiency ratios for the third quarter and first nine months of both 2006 and 2005, along with notes regarding certain items impacting noninterest income and expense for both 2006 periods.

Noninterest expense for the first nine months of 2006 included the following:

•	An increase of $270 million in BlackRock operating expenses (including integration costs related to the MLIM transaction of $91 million), reflecting growth in that business,
•	Expenses totaling $65 million related to Harris Williams, which we acquired in October 2005, and
•	An increase of $40 million related to the consolidation of our merchant services activities in the fourth quarter of 2005.

Apart from the impact of these items, noninterest expense for the first nine months of 2006 decreased $76 million over the prior year period as the benefit of the One PNC initiative more than offset the impact of our expansion into the greater Washington, DC area and contributions of BlackRock stock to the PNC Foundation.

Third quarter 2006 and 2005

Total noninterest expense was $1.178 billion for the third quarter of 2006 and $1.159 billion for the third quarter of 2005.

Noninterest expense for the third quarter of 2006 reflected a $76 million increase in operating expenses at BlackRock (including MLIM integration costs of $72 million), $22 million of expenses related to Harris Williams and an increase of $11 million related to the fourth quarter 2005 consolidation of our merchant services activities. Apart from the impact of these items, noninterest expense for the third quarter of 2006 decreased $90 million compared with the prior year third quarter.

We expect that the percentage increase in total noninterest expense for full year 2006 compared with 2005, excluding the BlackRock business segment and MLIM transaction integration costs, will be in the low single-digit range, with the increase primarily attributable to the acquisition of Harris Williams and the consolidation of merchant services in the fourth quarter of 2005. However, noninterest expense will continue to be impacted by ongoing investments in our businesses.

Period-end employees totaled 23,539 at September 30, 2006 (comprised of 21,374 full-time and 2,165 part-time) compared with 25,348 at December 31, 2005 (comprised of 23,593 full-time and 1,755 part-time) and 25,369 at September 30, 2005 (comprised of 23,811 full-time and 1,558 part-time). The decline in full-time employees at September 30, 2006 reflects the deconsolidation of BlackRock effective September 29, 2006. The increase in part-time employees reflects Retail Banking initiatives to utilize more customer-facing employees during peak business hours versus full-time employees for the entire day.

EFFECTIVE TAX RATE

Our effective tax rate for the first nine months of 2006 was 35.1% compared with 29.7% for the first nine months of 2005. The higher effective rate for first nine months of 2006 was primarily due to a $57 million cumulative adjustment to deferred taxes in connection with the BlackRock/MLIM transaction. The lower effective tax rate in 2005 reflected the impact of the first quarter 2005 reversal of deferred tax liabilities in connection with the transfer of our ownership in BlackRock to our intermediate bank holding company. This transaction reduced our first quarter 2005 tax provision by $45 million.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	September 30 2006	December 31 2005
Assets
Loans, net of unearned income	$48,900	$49,101
Securities available for sale and held to maturity	19,512	20,710
Loans held for sale	4,317	2,449
Investment in BlackRock	3,836
Other	21,871	19,694
Total assets	$98,436	$91,954
Liabilities
Funding sources	$79,267	$77,172
Other	8,003	5,629
Total liabilities	87,270	82,801
Minority and noncontrolling interests in consolidated entities	408	590
Total shareholders’ equity	10,758	8,563
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$98,436	$91,954

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

The impact of the deconsolidation of BlackRock’s balance sheet amounts and recognition of our approximate 34% ownership interest in BlackRock as an equity investment upon the closing of the BlackRock/MLIM transaction is discussed in the Executive Summary section of this Financial Review and in our Form 8-K dated September 29, 2006.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans decreased $201 million, to $48.9 billion, at September 30, 2006 compared with the balance at December 31, 2005. A decline in residential mortgage loans in connection with the third quarter 2006 mortgage loan repositioning more than offset increases in several other loan categories. Targeted sales efforts across our banking businesses drove the increase in commercial lending and consumer loans.

Details Of Loans

In millions	September 30 2006	December 31 2005
Commercial
Retail/wholesale	$5,245	$4,854
Manufacturing	4,318	4,045
Other service providers	2,155	1,986
Real estate related	3,000	2,577
Financial services	1,423	1,438
Health care	685	616
Other	3,858	3,809
Total commercial	20,684	19,325
Commercial real estate
Real estate projects	2,691	2,244
Mortgage	794	918
Total commercial real estate	3,485	3,162
Equipment lease financing	3,609	3,628
Total commercial lending	27,778	26,115
Consumer
Home equity	13,876	13,790
Automobile	1,061	938
Other	1,419	1,445
Total consumer	16,356	16,173
Residential mortgage	5,234	7,307
Other	347	341
Unearned income	(815)	(835)
Total, net of unearned income	$48,900	$49,101

As the table above indicates, our total loan portfolio continued to be diversified among types of loan products and numerous industries and businesses. The loans that we hold are also diversified across the geographic areas where we do business.

Commercial Lending Exposure (a)

	September 30 2006	December 31 2005
Investment grade or equivalent	49%	46%
Non-investment grade
$50 million or greater	3	2
All other non-investment grade	48	52
Total	100%	100%
(a)	Includes total commercial lending in the Retail Banking and Corporate & Institutional Banking business segments.

Commercial loans are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $455 million, or 80%, of the total allowance for loan and lease losses at September 30, 2006 to the commercial loan category. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry competition and consolidation,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

In millions	September 30 2006	December 31 2005
Commercial	$30,018	$27,774
Consumer	10,164	9,471
Commercial real estate	2,998	2,337
Other	624	596
Total	$43,804	$40,178

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.8 billion at September 30, 2006 and $6.7 billion at December 31, 2005.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $6.1 billion at September 30, 2006 and $5.1 billion at December 31, 2005 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

In addition to credit commitments, our net outstanding standby letters of credit totaled $4.4 billion at September 30, 2006 and $4.2 billion at December 31, 2005. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Cross-Border Leases and Related Tax and Accounting Matters

The equipment lease portfolio totaled $3.6 billion at September 30, 2006. Aggregate residual value at risk on the lease portfolio at September 30, 2006 was $1.1 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. The portfolio included approximately $1.7 billion of cross-border leases at September 30, 2006. Cross-border leases are leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We have not entered into cross-border lease transactions since 2003.

Upon completing examination of our 1998-2000 consolidated federal income tax returns, the IRS provided us with an examination report which proposes increases in our tax liability, principally arising from adjustments to several of our cross-border lease transactions.

The IRS has begun an audit of our 2001-2003 consolidated federal income tax returns. We expect them to again make adjustments to the cross-border lease transactions referred to above as well as to new cross-border lease transactions entered into during those years. We believe our reserves for these exposures were adequate at September 30, 2006.

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

SECURITIES

Details Of Securities (a)

In millions	Amortized Cost	Fair Value
September 30, 2006
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$14,799	$14,673
US Treasury and government agencies	556	552
Commercial mortgage-backed	2,342	2,334
Asset-backed	1,527	1,519
State and municipal	141	139
Other debt	89	87
Corporate stocks and other	209	208
Total securities available for sale	$19,663	$19,512
December 31, 2005
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$13,794	$13,544
US Treasury and government agencies	3,816	3,744
Commercial mortgage-backed	1,955	1,919
Asset-backed	1,073	1,063
State and municipal	159	158
Other debt	87	86
Corporate stocks and other	196	196
Total securities available for sale	$21,080	$20,710
(a)	Securities held to maturity at September 30, 2006 and December 31, 2005 were less than $.5 million.

Securities represented 20% of total assets at September 30, 2006 and 23% of total assets at December 31, 2005.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At September 30, 2006, securities available for sale included a net unrealized loss of $151 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $370 million. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Consequently, increases in interest rates after September 30, 2006, if sustained, will adversely impact the fair value of securities available for sale compared with the balance at September 30, 2006.

During mid-August through early September 2006, we performed a comprehensive review of our securities available for sale portfolio and, by the end of September 2006, completed the process of executing portfolio rebalancing actions in response to the changing economic landscape, recent statements and actions by the Federal Open Market Committee (in particular, the decision not to raise the Fed funds target rate) and our desire to position the securities portfolio to optimize total return performance over the long term.

As a result, we have repositioned our securities portfolio according to our market views. This included reallocating exposure to certain sectors, selling securities holdings we believed would likely underperform on a relative value basis, retaining certain existing securities and purchasing incremental securities all of which we believe will outperform the market going forward.

As part of the rebalancing, we assessed the entire securities available for sale portfolio of which, for the majority of positions, fair value was less than amortized cost. We executed a strategy to reduce our US government agency and mortgage-backed security sector allocations and increase our interest rate swap sector allocation. We sold substantially all of our US government agency securities to reduce our interest rate spread exposure to that asset class. The US government agency securities that we retained are characterized by relatively short terms to maturity and smaller individual security balances. We also sold specific securities in the mortgage-backed portfolio (e.g. all of our holdings of specific coupon US government agency pass-through securities and collateralized mortgage obligations having specific collateral characteristics), and in the commercial mortgage-backed portfolio (e.g. all of our holdings of specific vintage securities) that we believe, given the underlying collateral, will underperform on a relative value basis. We retained the remaining holdings in our mortgage-backed portfolio including all of our holdings of mortgage-backed securities collateralized by hybrid adjustable rate mortgage loans, our commercial mortgage-backed portfolio and our asset-backed portfolio. Our objective was to reduce the portfolio credit spread and interest rate volatility exposures, to position the portfolio for a steeper yield curve and to optimize the relative value performance of the portfolio. We assessed the securities retained relative to the same portfolio objectives, our market view and outlook, our desired sector allocations, our expectation of performance relative to market benchmarks and, given our assessment, we confirmed our intent to hold these remaining securities until either recovery of fair value or maturity. Accordingly, we do not believe that any individual unrealized losses at September 30, 2006 represent an other-than-temporary impairment.

The portfolio rebalancing resulted in the sale during the third quarter of 2006 of $6.0 billion of securities available for sale at an aggregate pretax loss of $196 million, or $127 million after-tax. We repurchased approximately $1.8 billion of securities and added approximately $4.0 billion of interest rate swaps to maintain our interest rate risk position. We also reduced wholesale funding as a result of the actions taken.

The resulting net realized losses on the sale of the securities during the third quarter of 2006 were previously reflected as net unrealized securities losses within accumulated other comprehensive loss in the shareholders’ equity section of PNC’s Consolidated Balance Sheet. Accordingly, total shareholders’ equity did not change as a result of these actions.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 3 years and 11 months at September 30, 2006 and 4 years and 1 month at December 31, 2005.

We estimate that at September 30, 2006 the effective duration of securities available for sale is 2.6 years for an immediate 50 basis points parallel increase in interest rates and 2.2 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2005 were 2.7 years and 2.4 years, respectively.

LOANS HELD FOR SALE

As reported in our Form 8-K dated September 22, we plan to sell or securitize approximately $2.1 billion of loans from our residential mortgage portfolio. We expect these transactions to be substantially consummated during the fourth quarter of 2006. In accordance with GAAP, these loans were transferred to loans held for sale as of September 30, 2006. We recognized a pretax loss in the third quarter of 2006 of $48 million as a reduction of noninterest income, or $31 million after-tax, representing the mark to market valuation of these loans upon transfer to held for sale status. This loss, which is reported in the “Other” business segment, represented the decline in value of the loans almost entirely from the impact of increases in interest rates. We expect to replace these loans with other residential mortgage loans, with the expectation of increasing the overall yield on our total loan portfolio and improving net interest income relative to current estimates.

Education loans held for sale totaled $1.5 billion at September 30, 2006 and $1.9 billion at December 31, 2005. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans are reflected in the Other noninterest income line item in our Consolidated Income Statement and in the results for the Retail Banking business segment.

FUNDING AND CAPITAL SOURCES

Details of Funding Sources

In millions	September 30 2006	December 31 2005
Deposits
Money market	$27,677	$24,462
Demand	16,105	17,157
Retail certificates of deposit	14,767	13,010
Savings	1,924	2,295
Other time	1,403	1,313
Time deposits in foreign offices	2,696	2,038
Total deposits	64,572	60,275
Borrowed funds
Federal funds purchased	3,475	4,128
Repurchase agreements	2,275	1,691
Bank notes and senior debt	2,177	3,875
Subordinated debt	4,436	4,469
Other	2,332	2,734
Total borrowed funds	14,695	16,897
Total	$79,267	$77,172

The decline in total borrowed funds compared with the balance at December 31, 2005 reflects a decrease in federal funds purchased, maturities of $1.95 billion of bank notes and senior debt during the first nine months of 2006, and the deconsolidation of BlackRock’s $250 million of convertible debentures. These factors were partially offset by an issuance of $500 million of bank notes in June 2006 and an increase in repurchase agreements.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt and equity instruments, making treasury stock transactions, maintaining dividend policies and retaining earnings.

The increase of $2.2 billion in total shareholders’ equity at September 30, 2006 compared with December 31, 2005 reflected the following:

•	Net income to date in 2006,
•	An increase in capital surplus in connection with the BlackRock/MLIM transaction, and
•	A lower accumulated other comprehensive loss.

The securities repositioning described within the Securities section of the Consolidated Balance Sheet Review section was the primary factor in the reduction in accumulated other comprehensive loss at September 30, 2006 compared with December 31, 2005.

Common shares outstanding at September 30, 2006 were 293.8 million compared with 292.9 million at December 31, 2005. The increase in shares outstanding during the first nine months of 2006 reflected share issuances related to various employee stock-based compensation plans and the exercise of employee stock options.

We purchased 3.7 million common shares under our common stock repurchase program during the first nine months of 2006, with all purchases occurring in the second and third quarters. Our current program, which permits us to purchase up to 20 million shares on the open market or in privately negotiated transactions, will remain in effect until fully utilized or until modified, superseded or terminated. As of September 30, 2006, remaining availability for purchases under this program was 15.8 million shares. The extent and timing of additional share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory limitations resulting from merger activity, and the potential impact on our credit rating. Subject to limitations related to the pending Mercantile acquisition, we expect to continue to be active in share repurchases under favorable market conditions.

See “Mercantile Bankshares Acquisition” in the Executive Summary section of this Report regarding our plans to issue PNC common stock and cash in connection with this planned acquisition.

Risk-Based Capital

Dollars in millions	September 30 2006	December 31 2005
Capital components
Shareholders’ equity
Common	$10,751	$8,555
Preferred	7	8
Trust preferred capital securities	1,417	1,417
Minority interest	3	291
Goodwill and other intangibles	(3,593)	(4,122)
Net unrealized securities losses, after-tax	98	240
Net unrealized losses on cash flow hedge derivatives, after-tax	7	26
Equity investments in nonfinancial companies	(28)	(40)
Other, net	(8)	(11)
Tier 1 risk-based capital	8,654	6,364
Subordinated debt	2,054	2,216
Eligible allowance for credit losses	684	697
Total risk-based capital	$11,392	$9,277
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$83,513	$76,673
Adjusted average total assets	92,235	88,329
Capital ratios
Tier 1 risk-based	10.4%	8.3%
Total risk-based	13.6	12.1
Leverage	9.4	7.2
Tangible common equity	7.5	5.0

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At September 30, 2006, each of our banking subsidiaries was considered “well-capitalized” based on regulatory capital ratio requirements, as indicated in the Capital Ratios section of Consolidated Financial Highlights on page 2 of this Report. We believe our bank subsidiaries will continue to meet these requirements during the remainder of 2006.

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

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
September 30, 2006
Market Street	$4,049	$4,049	$6,205	(a)
Collateralized debt obligations	956	727	21
Partnership interests in low income housing projects	33	30	7
Total	$5,038	$4,806	$6,233
December 31, 2005
Collateralized debt obligations (b)	$6,290	$5,491	$51	(c)
Private investment funds (b)	5,186	1,051	13	(c)
Market Street	3,519	3,519	5,089	(a)
Partnership interests in low income housing projects	35	29	2
Total	$15,030	$10,090	$5,155
(a)	Includes off-balance sheet liquidity commitments to Market Street of $5.7 billion and other credit enhancements of $.5 billion at September 30, 2006. The comparable amounts at December 31, 2005 were $4.6 billion and $.4 billion, respectively. Events whereby PNC may be liable for funding include bankruptcies, delinquencies, or covenant violations.
(b)	Primarily held by BlackRock. We deconsolidated BlackRock effective September 29, 2006. See Note 2 Acquisitions in the Notes To Consolidated Financial Statements for additional information.
(c)	Includes both PNC’s direct risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
September 30, 2006
Partnership interests in low income housing projects	$870	$870
Other	18	18
Total	$888	$888
December 31, 2005
Partnership interests in low income housing projects	$680	$680
Other	12	10
Total	$692	$690

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

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
September 30, 2006	$82	$82	$103
December 31, 2005	$109	$109	$35

PNC’s risk of loss in the tables above includes both the value of our equity investments and any unfunded commitments to the respective entities.

BUSINESS SEGMENTS REVIEW

We have four major businesses engaged in providing banking, asset management and global fund processing products and services. Business segment results, including inter-segment revenues, and a description of each business are included in Note 14 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report.

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

Our capital measurement methodology is based on the concept of economic capital for our banking businesses. However, we have increased the capital assigned to Retail Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock and PFPC currently reflects average legal entity shareholders’ equity, which exceeds required economic capital.

BlackRock business segment results for the three months and nine months ended September 30, 2006 and 2005 reflect our majority ownership in BlackRock during each of these periods.

Subsequent to the September 29, 2006 BlackRock/MLIM closing, which had the effect of reducing our ownership interest to approximately 34%, our investment in BlackRock is being accounted for under the equity method of accounting but will continue to be a separate reportable business segment of PNC. Our prior period business segment information for BlackRock will not be restated. See Note 2 Acquisitions in the Notes To Consolidated Financial Statements for additional information.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is primarily reflected in minority interest in income of BlackRock up to September 29, 2006, and in the “Other” category in the Results of Businesses – Summary table that follows. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as the third quarter 2006 gain on the BlackRock/MLIM transaction, 2006 BlackRock/MLIM integration costs, One PNC implementation costs, asset and liability management activities, related net securities gains or losses, certain trading activities, equity management activities and minority interest in income of BlackRock up to September 29, 2006, differences between business segment performance reporting and financial statement reporting (GAAP), most corporate overhead and intercompany eliminations.

The period-end employee statistics disclosed for each business segment in the tables that follow reflect staff directly employed by the respective business segment and may exclude operations, technology and staff services employees not directly managed by the respective business segment.

RESULTS OF BUSINESSES - SUMMARY

(Unaudited)

	Earnings		Revenue (a) (b)		Return on Average Capital (c)		Average Assets (d)
Nine months ended September 30 - dollars in millions	2006	2005	2006	2005	2006	2005	2006	2005
Retail Banking	$581	$487	$2,326	$2,113	26%	23%	$29,319	$27,138
Corporate & Institutional Banking	334	372	1,078	977	23	29	26,237	25,303
BlackRock (e)	209	167	1,103	854	29	28	3,865	1,673
PFPC	93	75	634	637	31	34	2,053	2,082
Total business segments	1,217	1,101	5,141	4,581	26	26	61,474	56,196
Minority interest in income of BlackRock	(64)	(51)
Other (e) (f)	1,066	(80)	1,916	57			32,178	31,165
Total consolidated (a)	$2,219	$970	$7,057	$4,638	34%	16%	$93,652	$87,361
(a)	Business segment revenue is presented on a taxable-equivalent basis. A reconciliation of total consolidated revenue on a book (GAAP) basis to total consolidated revenue on a taxable-equivalent basis follows:

Nine months ended September 30 – (in millions)	2006	2005
Total consolidated revenue, book (GAAP) basis	$7,037	$4,618
Taxable-equivalent adjustment	20	20
Total consolidated revenue, taxable-equivalent basis	$7,057	$4,638
(b)	Amounts for the BlackRock segment represent the sum of total operating revenue and nonoperating income. Amounts for PFPC represent the sum of servicing revenue and net nonoperating income (expense) less debt financing costs.
(c)	Percentages for the BlackRock segment and PFPC reflect return on average equity.
(d)	Period-end balances for BlackRock and PFPC.
(e)	BlackRock reported GAAP earnings of $153 million and $161 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. For this business segment reporting presentation, pretax integration costs incurred by BlackRock for the MLIM transaction totaling $91 million for the nine months ended September 30, 2006 have been reclassified from BlackRock to “Other.” Similarly, pretax integration costs of $9 million related to BlackRock’s January 2005 acquisition of State Street Research and Management have been reclassified from BlackRock to “Other” for the nine months ended September 30, 2005.
(f)	“Other” in the Business Segment Highlights portion of the Executive Summary section of this Report provides further information regarding “Other” results.

RETAIL BANKING (Unaudited)

Nine months ended September 30 Taxable-equivalent basis Dollars in millions	2006	2005
INCOME STATEMENT
Net interest income	$1,259	$1,176
Noninterest income
Asset management	261	251
Service charges on deposits	227	193
Brokerage	176	163
Consumer services	260	200
Other	143	130
Total noninterest income	1,067	937
Total revenue	2,326	2,113
Provision for credit losses	46	43
Noninterest expense	1,342	1,292
Pretax earnings	938	778
Minority interest	14
Income taxes	343	291
Earnings	$581	$487
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$13,814	$13,216
Indirect	1,025	920
Other consumer	1,224	1,174
Total consumer	16,063	15,310
Commercial	5,658	5,031
Floor plan	929	988
Residential mortgage	1,578	1,301
Other	245	265
Total loans	24,473	22,895
Goodwill and other intangible assets	1,583	1,338
Loans held for sale	1,641	1,468
Other assets	1,622	1,437
Total assets	$29,319	$27,138
Deposits
Noninterest-bearing demand	$7,844	$7,543
Interest-bearing demand	7,920	7,895
Money market	14,725	13,377
Total transaction deposits	30,489	28,815
Savings	2,089	2,664
Certificates of deposit	13,580	11,098
Total deposits	46,158	42,577
Other liabilities	537	392
Capital	2,970	2,814
Total funds	$49,665	$45,783
PERFORMANCE RATIOS
Return on average capital	26%	23%
Noninterest income to total revenue	46	44
Efficiency	58	61

At September 30 Dollars in millions except as noted	2006	2005
OTHER INFORMATION (a)
Credit-related statistics:
Total nonperforming assets (b)	$95	$87
Net charge-offs	$64	$41
Annualized net charge-off ratio	.35%	.24%
Home equity portfolio credit statistics:
% of first lien positions	44%	47%
Weighted average loan-to-value ratios	69%	70%
Weighted average FICO scores	728	721
Loans 90 days past due	.22%	.18%

At September 30 Dollars in millions except as noted	2006	2005
OTHER INFORMATION (a)
Checking-related statistics:
Retail Banking checking relationships	1,958,000	1,921,000
Consumer DDA households using online banking	920,000	830,000
% of consumer DDA households using online banking	52%	48%
Consumer DDA households using online bill payment	361,000	188,000
% of consumer DDA households using online bill payment	20%	11%
Small business managed deposits:
On-balance sheet
Noninterest-bearing demand	$4,349	$4,285
Interest-bearing demand	$1,464	$1,527
Money market	$2,660	$2,818
Certificates of deposit	$591	$372
Off-balance sheet (c)
Small business sweep checking	1,555	1,275
Total managed deposits	$10,619	$10,277
Brokerage statistics:
Margin loans	$170	$223
Financial consultants (d)	752	784
Full service brokerage offices	99	99
Brokerage account assets (billions)	$44	$42
Other statistics:
Gains on sales of education loans (e)	$22	$15
Full-time employees	9,531	9,891
Part-time employees	1,660	934
ATMs	3,594	3,770
Branches (f)	848	830
ASSETS UNDER ADMINISTRATION (billions) (g)
Assets under management:
Personal	$42	$41
Institutional	10	9
Total	$52	$50
Asset Type
Equity	$32	$31
Fixed income	12	13
Liquidity/Other	8	6
Total	$52	$50
Nondiscretionary assets under administration:
Personal	$27	$27
Institutional	62	58
Total	$89	$85
Asset Type
Equity	$32	$32
Fixed income	27	25
Liquidity/Other	30	28
Total	$89	$85
(a)	Presented as of September 30 except for net charge-offs, annualized net charge-off ratio, gains on sales of education loans, and small business deposits, which are for the nine months ended September 30.
(b)	Includes nonperforming loans of $85 million at September 30, 2006 and $78 million at September 30, 2005.
(c)	Represents small business balances, a portion of which are calculated on a one-month lag. These balances are swept into liquidity products managed by other PNC business segments, the majority of which are off-balance sheet.
(d)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(e)	Included in “Noninterest income-Other.”
(f)	Excludes certain satellite branches that provide limited products and service hours.
(g)	Excludes brokerage account assets.

Retail Banking’s earnings were $581 million for the first nine months of 2006 compared with $487 million for the same period in 2005. Compared with the prior year, revenues increased 10% and noninterest expenses increased 4%, resulting in a 19% earnings improvement. The increase in earnings was driven by improved fee income from customers, higher taxable-equivalent net interest income fueled by continued customer and balance sheet growth, and a sustained focus on expense management. Retail Banking’s sustained focus on expense management has allowed for additional investments in the business which include branch expansion and renovation, a new checking account line, and a credit card program.

Highlights of Retail Banking’s performance during the first nine months of 2006 include the following:

•	A component of our strategy is to be the preferred payments provider for our consumer and small business customers. We are going to market through our “Banking Made Easy” initiative, which was launched during the third quarter of 2006. Two key product changes occurred in the third quarter as a part of this strategy.
–	We announced a simplified choice of checking accounts for our customers that offer free access to ATMs worldwide.
–	We also launched a new credit card program for our consumer and small business customers.
•	Consumer and small business checking relationships increased by 37,000, or 2%, compared with September 30, 2005. Checking relationship growth has been mitigated by our focus on consolidating low-activity and low-balance accounts, while seeking higher quality deposits.
•	Since September 30, 2005, consumer-related checking households using online banking increased 11% and checking households using online bill payment increased 92%.
•	The small business area continued its positive momentum. Average small business loans increased 14% over the first nine months of 2005 on the strength of increased demand from both existing customers and new relationships. Small business checking relationships increased 4%.
•	Customer assets in brokerage accounts totaled $44 billion at September 30, 2006 compared with $42 billion at September 30, 2005. Brokerage fees increased $13 million or 8% over the first nine months of 2005.
•	Retail Banking’s year-to-date efficiency ratio improved to 58% compared with 61% a year earlier.
•	The branch network increased a net 18 branches to a total of 848 branches at September 30, 2006 compared with 830 at September 30, 2005. This increase was comprised of 30 new branches, offset by 12 branch consolidations. Our strategy is to continue to optimize our network by opening new branches in high growth areas and consolidating branches in areas of declining market opportunity and/or growth.
•	Asset quality remained very strong.

Total revenue for the first nine months of 2006 was $2.326 billion compared with $2.113 billion for the same period last year. Taxable-equivalent net interest income of $1.259 billion increased $83 million, or 7%, compared with 2005 due to an 8% increase in average deposits and a 7% increase in average loan balances. The net interest income growth has been somewhat mitigated by declining spreads on the loan portfolio. In the current rate environment, we expect the spread on both loans and deposits to be under pressure.

Noninterest income increased $130 million, or 14%, compared with the first nine months of 2005 primarily driven by increased consumer services fees and service charges on deposits. This growth can be attributed primarily to the following:

•	Customer growth,
•	Expansion of the branch network, including a new market,
•	Consolidation of our merchant services activities,
•	Increased brokerage account assets and activities,
•	Improved asset management fees,
•	Increased third party loan servicing activities, and
•	Various pricing actions resulting from the One PNC initiative.

The provision for credit losses increased $3 million in the first nine months of 2006 compared with 2005. Excluding the impact of a single large overdraft situation, net charge-offs are consistent with the prior year and with corresponding loan growth.

Noninterest expense in the first nine months of 2006 totaled $1.342 billion, an increase of $50 million, or 4%, compared with the first nine months of 2005. Operating costs increased $43 million compared with the prior year period as a result of our expansion into the greater Washington, DC area. Other expense increases were primarily attributable to continued growth of the company’s branch network, the consolidation of the company’s merchant services activities, investments in various initiatives such as the new checking account product line and credit card, and an increase in volume-related expenses tied to revenue, partially offset by lower staff-related expense as a result of One PNC initiatives.

The new simplified checking product line is expected to increase checking account households and average balances per account. Two features of the new product line, free access to ATMs worldwide and a first time overdraft waiver, will negatively impact service charges on deposits fee income and noninterest expenses.

Full-time employees at September 30, 2006 totaled 9,531, a decline of 360 from September 30, 2005. Part-time employees have increased by 726 since September 30, 2005. The decline in full-time employees and increase in part-time employees is a direct result of various cost-saving initiatives. These initiatives include utilizing more part-time customer-facing employees during peak business hours versus full-time employees for the entire day.

We have adopted a relationship-based lending strategy to target specific customer sectors (homeowners, small businesses and auto dealerships) while seeking to maintain a moderate risk profile in the loan portfolio.

•	Average commercial loans grew $627 million, or 12%, on the strength of increased loan demand from existing small business customers and the acquisition of new relationships through our sales efforts.
•	Average home equity loans grew by $598 million, or 5%, compared with the first nine months of 2005. Consumer loan demand has slowed as a result of the current rate environment.
•	Average indirect loans grew $105 million, or 11%, compared with the first nine months of 2005. The indirect auto business benefited from increased sales and marketing efforts.
•	Average residential mortgage loans increased $277 million, or 21%, primarily due to the addition of loans from the greater Washington, DC area acquisition. Payoffs in our existing portfolio, which will continue throughout 2006, reduced the impact of the additional loans acquired. Additionally, the transfer of residential mortgages to held for sale at the end of September will reduce the size of this loan portfolio moving forward.

Growing core checking deposits as a lower cost-funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Average total deposits increased $3.6 billion, or 8%, compared with the first nine months of 2005. The deposit growth was driven by increases in the number of checking relationships and the recapture of consumer certificate of deposit balances as interest rates have risen.

During this current rate environment, we expect the rate of growth in demand deposit balances to be equal to or less than the rate of growth for customer checking relationships. Additionally, we expect to see customers shift their funds from lower yielding interest-bearing deposits to higher yielding deposits or investment products, and to pay off loans. The shift has been evident during the past year and has impacted the level of average demand deposits in that period.

•	Certificates of deposits increased $2.5 billion and money market deposits increased $1.3 billion. These increases were attributable to the current interest rate environment attracting customers back into these products.
•	Average demand deposit growth of $.3 billion, or 2%, was driven by a $.5 billion increase from the expansion into the greater Washington, DC area and a decline of $.2 billion in the core business due to customers shifting funds into higher yielding deposits, small business sweep checking products, and investment products.
•	Small business and consumer-related checking relationships retention remains strong and stable. Consumer-related checking relationship retention has benefited from improved penetration rates of debit cards, online banking and online bill payment.

Assets under management of $52 billion at September 30, 2006 increased $2 billion compared with the balance at September 30, 2005. The effect of comparatively higher equity markets more than offset client net asset outflows. Client net asset outflows are the result of ordinary course distributions from trust and investment management accounts and account closures exceeding investment additions from new and existing clients.

Nondiscretionary assets under administration of $89 billion at September 30, 2006 increased $4 billion compared with the balance at September 30, 2005. The effect of comparatively higher equity markets combined with client net positive asset inflows accounted for the increase.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Nine months ended September 30 Taxable-equivalent basis Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Net interest income	$530	$555
Noninterest income
Corporate service fees	377	280
Other	171	142
Noninterest income	548	422
Total revenue	1,078	977
Provision for (recoveries of) credit losses	36	(53)
Noninterest expense	550	481
Pretax earnings	492	549
Income taxes	158	177
Earnings	$334	$372
AVERAGE BALANCE SHEET
Loans
Corporate (a)	$9,835	$10,934
Commercial real estate	2,786	2,178
Commercial – real estate related	2,515	2,021
Asset-based lending	4,424	4,195
Total loans (a)	19,560	19,328
Loans held for sale	869	694
Goodwill and other intangible assets	1,336	997
Other assets	4,472	4,284
Total assets	$26,237	$25,303
Deposits
Noninterest-bearing demand	$6,623	$5,856
Money market	2,321	2,597
Other	902	678
Total deposits	9,846	9,131
Commercial paper (b)		2,284
Other liabilities	3,683	3,330
Capital	1,950	1,702
Total funds	$15,479	$16,447

Earnings from Corporate & Institutional Banking for the first nine months of 2006 totaled $334 million compared with $372 million for the first nine months of 2005. This decline was primarily attributable to the benefit of a $53 million loan recovery recognized in the second quarter of 2005 compared with a $36 million provision for credit losses in the first nine months of 2006. In addition to the negative impact of the $89 million change in the provision for credit losses, total revenue increased $101 million and noninterest expenses grew by $69 million for the first nine months of 2006 compared with the first nine months of 2005.

Nine months ended September 30 Taxable-equivalent basis Dollars in millions except as noted	2006	2005
PERFORMANCE RATIOS
Return on average capital	23%	29%
Noninterest income to total revenue	51	43
Efficiency	51	49
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$136	$98
Acquisitions/additions	69	53
Repayments/transfers	(25)	(25)
End of period	$180	$126
OTHER INFORMATION
Consolidated revenue from: (c)
Treasury Management	$316	$305
Capital Markets	$204	$113
Midland Loan Services	$131	$103
Total loans (a) (d)	$20,405	$21,084
Nonperforming assets (d) (e)	$94	$67
Net charge-offs (recoveries)	$30	$(51)
Full-time employees (d)	1,925	1,740
Net gains on commercial mortgage loan sales	$37	$48
Net carrying amount of commercial mortgage servicing rights (d)	$414	$297
(a)	Includes lease financing and Market Street. Effective October 17, 2005, Market Street was deconsolidated from our Consolidated Balance Sheet.
(b)	Amount for 2005 includes Market Street.
(c)	Represents consolidated PNC amounts.
(d)	At September 30.
(e)	Includes nonperforming loans of $81 million at September 30, 2006 and $48 million at September 30, 2005.

Highlights of the first nine months of 2006 for Corporate & Institutional Banking included:

•	Average loan balances increased $232 million, or 1%, over 2005. The prior year average included $2.1 billion in loans from the Market Street Funding commercial paper conduit that was deconsolidated in October 2005. Excluding the impact of deconsolidating the conduit, average loan balances increased 13%. The growth in loans was driven by continuing customer demand, increasing utilization and our expansion into the greater Washington, DC area in May 2005. Based upon the impact of increasing competitive pressures and shrinking loan spreads on PNC’s risk reward criteria, the rate of loan growth has slowed from that experienced in the first half of 2006 and we expect this trend to continue during the remainder of the year.
•	Average deposits increased $715 million, or 8%, over the comparable prior year period driven by growth in our commercial mortgage servicing portfolio and related deposits and the sale of treasury management products. Corporate & Institutional Banking has experienced a modest decline in interest-bearing deposits as more clients improve the management of their overall liquidity given the higher rate environment. This trend in interest-bearing deposits is anticipated to reverse during the remainder of 2006 due to new business activities.
•	Total revenue increased 10% compared with 2005 as strong growth in fee income offset a decline in taxable-equivalent net interest income. Fee income growth was driven by increases in merger and acquisition advisory activity, capital market-related activities, treasury management products and services, and commercial mortgage servicing.

Commercial mortgage servicing revenue, which includes fees and net interest income, totaled $131 million for the first nine months of 2006. The 27% revenue growth over the first nine months of 2005 was driven by growth in the commercial mortgage servicing portfolio, which increased to $180 billion, and other commercial real estate related services.

Taxable-equivalent net interest income declined $25 million, to $530 million, for the first nine months of 2006 compared with the first nine months of 2005. This decline was attributable to narrowing loan and interest-bearing deposits spreads, an increase in goodwill and other intangible assets, the deconsolidation of Market Street Funding, and lower average interest-bearing deposit volumes partially offset by an increase in average loans outstanding and average noninterest-bearing demand deposits.

Noninterest income totaled $548 million in the first nine months of 2006, an increase of $126 million, or 30%, compared with the prior year first nine months. The increase in corporate service fees reflects fee income attributable to the Harris Williams acquisition completed in October 2005 and growth in net commercial mortgage servicing and treasury management, partially offset by lower loan syndications income. Improved trading results modestly offset by a decline in net gains on commercial mortgage loan sales drove the increase in other noninterest income.

The provision for credit losses was $36 million for the first nine months of 2006 compared with a credit of $53 million for the first nine months of 2005. The prior year provision reflected the impact of a $53 million loan recovery recognized in the second quarter of 2005. The higher provision for credit losses in the first nine months of 2006 reflected $30 million of net chargeoffs during this period. Nonperforming assets at September 30, 2006 increased $27 million compared with September 30, 2005, and are below levels at December 31, 2005. Based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term.

Noninterest expense increased 14%, compared with the first nine months of 2005. The increases in noninterest expense and full-time employees were primarily due to acquisition activity, customer growth and the increase in the commercial mortgage servicing portfolio.

See the additional revenue discussion regarding treasury management and capital markets-related products and services and commercial loan servicing on page 9.

BLACKROCK (Unaudited)

Nine months ended September 30 Taxable-equivalent basis Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Investment advisory and administrative fees	$938	$698
Other income	141	124
Total operating revenue	1,079	822
Operating expense (a)	732	553
Fund administration and servicing costs	32	32
Total expense (a)	764	585
Operating income	315	237
Nonoperating income	24	32
Pretax earnings	339	269
Minority interest	2	2
Income taxes	128	100
Earnings (a)	$209	$167
PERIOD-END BALANCE SHEET (b)
Investment in BlackRock	$3,836
Goodwill and other intangible assets	29	$492
Other assets		1,181
Total assets	$3,865	$1,673
Liabilities and minority interest	$1,541	$806
Stockholders’ equity	2,324	867
Total liabilities and stockholders’ equity	$3,865	$1,673
Return on average equity	29%	28%

(a)	BlackRock reported GAAP earnings of $153 million and $161 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. For this PNC business segment reporting presentation, pretax integration costs incurred by BlackRock for the MLIM transaction totaling $91 million for the nine months ended September 30, 2006 have been reclassified from BlackRock to “Other.” Similarly, pretax integration costs of $9 million related to BlackRock’s January 2005 acquisition of State Street Research and Management (“SSRM”) have been reclassified from BlackRock to “Other” for the nine months ended September 30, 2005. The following is a reconciliation of BlackRock’s earnings as reported in this PNC business segment reporting presentation to BlackRock’s reported GAAP earnings (in millions):

Nine months ended September 30	2006	2005
BlackRock earnings, as reported in PNC’s business reporting presentation	$209	$167
Less: BlackRock/MLIM transaction integration costs, after-tax	56
Less: SSRM acquisition integration costs, after-tax		6
BlackRock reported GAAP earnings	$153	$161

(b)	We deconsolidated BlackRock effective September 29, 2006. As of September 30, 2006, we recorded our 34% ownership interest in BlackRock under the equity method of accounting. Goodwill and other intangible assets of $29 million at September 30, 2006 consist of goodwill recognized as a result of changes in our ownership interest in BlackRock. See Note 6 Goodwill And Other Intangible Assets in the Notes To Consolidated Financial Statements in this Report for additional information.

BlackRock reported GAAP net income of $153 million for the first nine months of 2006 and $161 million for the first nine months of 2005. BlackRock’s reported net income for the first nine months of 2006 and 2005 included after-tax MLIM and SSRM integration costs of $56 million and $6 million, respectively. The BlackRock business segment earned $209 million in the first nine months of 2006 and $167 million for the first nine months of 2005 excluding the impact of these costs, which we have reported in “Other” for PNC business segment reporting. The remainder of this discussion of BlackRock business segment results for these periods excludes the impact of MLIM and SSRM integration costs.

Higher earnings in 2006 reflected higher investment advisory and administrative fees due to an increase in assets under management and increased performance fees. These factors more than offset increased compensation and benefits expense, general and administration expense, and a one-time expense of $34 million incurred in the first quarter of 2006 related to the January 2005 acquisition of SSRM.

Total operating revenue increased $257 million, or 31%, in the first nine months of 2006 compared with the prior year period. The impact of higher assets under management and increased investment advisory and administrative fees in 2006 was reflected in the significantly higher revenue. The increase in investment advisory and administrative fees was the result of increases in fees earned across all asset classes as well as increased performance fees principally related to a large institutional real estate equity client account and an energy equity hedge fund acquired in the 2005 SSRM transaction.

Total expense for the first nine months of 2006 increased $179 million, or 31%, compared with the first nine months of 2005, primarily due to an increase in compensation and benefits. This increase reflected higher incentive compensation associated with higher performance fees and increased operating income growth, and higher salaries and benefits primarily attributable to higher staffing levels associated with business growth. Higher general and administration expense and the SSRM one-time expense of $34 million recognized in 2006 were also evident in the increase over the first nine months of 2005.

We refer you to the BlackRock/MLIM Transaction section of the Executive Summary section of this Financial Review for further information related to this transaction that closed on September 29, 2006. Information on this transaction is also included in Note 2 Acquisitions in the Notes To Consolidated Financial Statements included in this Report.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings, which can be found at www.sec.gov and on BlackRock’s website, www.blackrock.com.

PFPC (Unaudited)

Nine months ended September 30 Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Servicing revenue	$663	$662
Other revenue		10
Total operating revenue	663	672
Operating expense	496	510
Amortization of other intangibles, net	10	10
Total expense	506	520
Operating income	157	152
Debt financing	32	28
Nonoperating income (expense) (a)	3	(7)
Pretax earnings	128	117
Income taxes	35	42
Earnings	$93	$75
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,015	$1,029
Other assets	1,038	1,053
Total assets	$2,053	$2,082
Debt financing	$813	$939
Other liabilities	772	799
Shareholder’s equity	468	344
Total funds	$2,053	$2,082
PERFORMANCE RATIOS
Return on average equity	31%	34%
Operating margin (b)	24	23
SERVICING STATISTICS (at September 30)
Accounting/administration net fund assets (in billions) (c)
Domestic	$695	$726
Offshore	79	67
Total	$774	$793
Asset type (in billions)
Money market	$260	$333
Equity	331	284
Fixed income	111	114
Other	72	62
Total	$774	$793
Custody fund assets (in billions)	$399	$475
Shareholder accounts (in millions)
Transfer agency	18	19
Subaccounting	48	40
Total	66	59
OTHER INFORMATION
Full-time employees (at September 30)	4,317	4,457
(a)	Net of nonoperating expense.
(b)	Operating income divided by total operating revenue.
(c)	Includes alternative investment net assets serviced.

PFPC’s earnings of $93 million in the first nine months of 2006 increased $18 million, or 24%, compared with the first nine months of 2005. Earnings for the 2006 period included the impact of a $14 million reversal of deferred taxes related to earnings from a foreign subsidiary following management’s determination that the earnings would be indefinitely reinvested outside of the United States. In addition, higher earnings in the first nine months of 2006 reflected servicing revenue contributions from several growth areas of the business and the successful implementation of expense control initiatives which improved the company’s operating margin. Earnings for the first nine months of 2005 included a $3 million tax benefit identified as part of the One PNC initiative.

Highlights of PFPC’s performance in the first nine months of 2006 included:

•	Offshore revenues increased 30% compared with the first nine months of 2005 fueled by new business in the alternative arena.

•	Managed account service revenue increased 30% as assets serviced increased by 70%.

•	Subaccounting revenues were up 13% as shareholder accounts grew by 20%.

Servicing revenue for the first nine months of 2006 increased slightly over the first nine months of 2005, to $663 million. Excluding the $9 million comparative decline in revenue related to out-of-pocket and pass-through items that had no impact on earnings, servicing revenue increased $10 million compared with the first nine months of 2005. Revenue increases related to offshore activities, custody, managed account services, subaccounting and securities lending drove the higher servicing revenue in 2006, partially offset by a decline in fund accounting and transfer agency revenue due to loss of clients and price concessions.

Operating expense declined $14 million, to $496 million, in the first nine months of 2006 compared with the first nine months of 2005. Out-of-pocket and pass-through items declined by $9 million. The remainder of the decline is attributable to expense control and efficiencies implemented during the past year that resulted in a lower head count and associated lower compensation costs.

The decreases in domestic accounting/administration net fund assets and custody fund assets at September 30, 2006 compared with September 30, 2005 resulted primarily from the deconversion of a major client during the first quarter of 2006, which was partially offset by new business, asset inflows from existing customers, and equity market appreciation. Subaccounting shareholder accounts serviced by PFPC increased over the year-earlier period due to net new business and growth in existing client accounts. Total assets serviced by PFPC amounted to $2.0 trillion at September 30, 2006 and $1.8 trillion at September 30, 2005.

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

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

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

The expected long-term return on assets assumption does significantly affect pension expense. We decreased the expected long-term return on plan assets assumption from the 8.5% used for 2005 to 8.25% for determining net periodic cost for 2006. This change will increase pension expense in 2006 by approximately $4 million. Also, under current accounting rules, the differences between expected long-term returns and actual returns are accumulated and amortized to pension expense over future periods. Each one percentage point difference between our actual return and the expected return causes our expense in the following year to change by approximately $3 million.

The table below reflects the estimated effects on current year pension expense of certain changes in assumptions, using 2006 estimated expense as a baseline.

Change in Assumption	Estimated Increase to 2006 Pension Expense (in millions)
.5% decrease in discount rate	$2
.5% decrease in expected long-term return on assets	8
.5% increase in compensation rate	1

We currently estimate a pretax pension benefit of $12 million in 2006 compared with a pretax benefit of $8 million in 2005. Actual pension benefit recognized for the first nine months of 2006 totaled $9 million.

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

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement affects the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, and our postretirement welfare benefit plans. SFAS 158 requires recognition on the balance sheet of the over- or underfunded position of these plans as the difference between the fair value of plan assets and the related benefit obligations. To the extent that a plan’s net funded status differs from the amounts currently recognized on the balance sheet, the difference, net of tax, will be recorded as part of accumulated other comprehensive income or loss (“AOCI”) within the shareholders’ equity section of the balance sheet. This guidance also requires the reclassification of any unrecognized actuarial gains and losses and unrecognized prior service costs to AOCI, net of tax. Post-adoption changes in unrecognized actuarial gains and losses as well as unrecognized prior service costs will be recognized in other comprehensive income, net of tax. The current year-end after-tax estimate of adjusting our plans’ funded status for any unamortized net actuarial losses and prior service costs is approximately $200 million. Additionally, each 1% change in pension trust investment returns between now and year-end 2006 will affect this estimate by approximately $10 million after-tax, and each 10 basis point change in discount rates will affect the current estimate by approximately $7 million after-tax. SFAS 158 will be effective for PNC as of December 31, 2006, with no restatement permitted for prior year-end reporting periods.

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

Nonperforming, Past Due And Potential Problem Assets

See Note 4 Asset Quality in the Notes To Consolidated Financial Statements of this Report and included here by reference for details of the types of nonperforming assets that we held at September 30, 2006 and December 31, 2005. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Total nonperforming assets at September 30, 2006 decreased $25 million, to $191 million, compared with December 31, 2005 driven by a $23 million decrease in nonperforming loans.

Foreclosed lease assets of $12 million at September 30, 2006 and $13 million at December 31, 2005 primarily represent our repossession of collateral related to a single airline industry credit. This repossessed collateral is currently being leased.

The amount of nonperforming loans that was current as to principal and interest was $93 million at September 30, 2006 and $115 million at December 31, 2005. While we believe that overall asset quality will remain strong for the near term, we anticipate an increase in nonperforming loans going forward. The current level of asset quality is not sustainable for the foreseeable future.

Nonperforming Assets By Business

In millions	Sept. 30 2006	Dec. 31 2005
Retail Banking	$95	$90
Corporate & Institutional Banking	94	124
Other	2	2
Total nonperforming assets	$191	$216

Change In Nonperforming Assets

In millions	2006	2005
January 1	$216	$175
Transferred from accrual	182	182
Returned to performing	(15)	(11)
Principal activity including payoffs	(93)	(128)
Asset sales	(14)	(11)
Charge-offs and valuation adjustments	(85)	(51)
September 30	$191	$156

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Sept. 30 2006	Dec. 31 2005	Sept. 30 2006	Dec. 31 2005
Commercial	$12	$12.06%		.06%
Commercial real estate	2	2.06		.06
Consumer	23	22.14		.14
Residential mortgage	8	10.15		.14
Other	2		.58
Total loans	47	46.10		.09
Loans held for sale	8	47.19		1.92
Total loans and loans held for sale	$55	$93.10%		.18%

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $23 million at September 30, 2006 compared with $67 million at December 31, 2005. Approximately 45% of these loans are in the Corporate & Institutional Banking portfolio.

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

We refer you to Note 4 Asset Quality in the Notes To Consolidated Financial Statements in this Report regarding changes in the allowance for loan and lease losses and changes in the allowance for unfunded loan commitments and letters of credit for additional information which is included herein by reference.

Allocation Of Allowance For Loan And Lease Losses

	September 30, 2006		December 31, 2005
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$455	42.1%	$489	39.2%
Commercial real estate	31	7.1	32	6.4
Consumer	25	33.6	24	33.1
Residential mortgage	6	10.7	7	14.9
Lease financing	45	5.8	41	5.7
Other	4.7		3.7
Total	$566	100.0%	$596	100.0%

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

The provision for credit losses for the first nine months of 2006 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of September 30, 2006 reflected loan growth, changes in loan portfolio composition, the impact of refinements to our reserve methodology, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

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

The allowance as a percent of nonperforming loans was 339% and as a percent of total loans was 1.16% at September 30, 2006. The comparable percentages at December 31, 2005 were 314% and 1.21%.

Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2006
Commercial	$85	$16	$69.46%
Commercial real estate	2		2.09
Consumer	37	11	26.22
Residential mortgage	2		2.04
Lease financing		4	(4)	(.19)
Total	$126	$31	$95.26
2005
Commercial (a)	$44	$76	$(32)	(.23)%
Commercial real estate		1	(1)	(.05)
Consumer	33	11	22.18
Residential mortgage	1		1.02
Lease financing		1	(1)	(.04)
Total	$78	$89	$(11)	(.03)
(a)	Includes a $53 million loan recovery.

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, industry concentrations and conditions; credit quality trends; recent loss experience in particular sectors of the portfolio; ability and depth of lending management; changes in risk selection and underwriting standards; and the timing of available information. The amount of reserves for these qualitative factors is assigned to loan categories and to business segments based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 10.6% of the total allowance and .12% of total loans at September 30, 2006.

CREDIT DEFAULT SWAPS

Credit default swaps provide, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying financial instruments. We use the contracts to mitigate credit risk associated with commercial lending activities as well as proprietary derivative and convertible bond trading. Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. We realized a net loss of $10.5 million during the first nine months of 2006 and a minimal net loss during the same period of 2005 in connection with credit default swaps.

MARKET RISK MANAGEMENT OVERVIEW

Market risk is the possibility of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices.

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

Sensitivity estimates and market interest rate benchmarks for the third quarter of 2006 and 2005 follow:

Interest Sensitivity Analysis

	Third Quarter 2006	Third Quarter 2005
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(2.2)%	.7%
100 basis point decrease	2.0%	(1.1)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(5.1)%	1.2%
100 basis point decrease	4.0%	(4.7)%
Duration of Equity Model
Base case duration of equity (in years):	.8	(1.5)
Key Period-End Interest Rates
One-month LIBOR	5.32%	3.86%
Three-year swap	5.05%	4.60%

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity To Alternate Rate Scenarios table reflects the estimated percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied forward rates, which result in an essentially flat rate scenario, and (iii) a Two-Ten Inversion (a 200 basis point inversion between two-year and ten-year rates superimposed on current base rates) scenario. We are inherently sensitive to a flatter or inverted yield curve.

Net Interest Income Sensitivity To Alternate Rate Scenarios (for third quarter 2006)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	1.4%	0.8%	(5.1)%
Second year sensitivity	8.2%	3.3%	(5.1)%

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

During the first nine months of 2006, our VaR ranged between $3.8 million and $6.8 million, averaging $5.2 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During the first nine months of 2006, there were no such instances at the enterprise-wide level.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first nine months and third quarter of 2006 and 2005 was as follows:

Nine months ended September 30 – in millions	2006	2005
Net interest income (loss)	$(4)	$7
Noninterest income	150	108
Total trading revenue	$146	$115
Securities underwriting and trading (a)	$14	$12
Foreign exchange	42	27
Financial derivatives	90	76
Total trading revenue	$146	$115

Three months ended September 30 – in millions	2006	2005
Net interest income (loss)	$(1)	$1
Noninterest income	38	47
Total trading revenue	$37	$48
Securities underwriting and trading (a)	$8	$2
Foreign exchange	11	10
Financial derivatives	18	36
Total trading revenue	$37	$48
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Average trading assets and liabilities consisted of the following:

Nine months ended September 30 - in millions	2006	2005
Assets
Securities (a)	$1,577	$1,849
Resale agreements (b)	413	687
Financial derivatives (c)	1,127	746
Loans at fair value (c)	113
Total assets	$3,230	$3,282
Liabilities
Securities sold short (d)	$767	$1,004
Repurchase agreements and other borrowings (e)	744	1,064
Financial derivatives (f)	1,085	797
Borrowings at fair value (f)	29
Total liabilities	$2,625	$2,865

Three months ended September 30 - in millions	2006	2005
Assets
Securities (a)	$1,460	$1,734
Resale agreements (b)	537	411
Financial derivatives (c)	1,220	695
Loans at fair value (c)	168
Total assets	$3,385	$2,840
Liabilities
Securities sold short (d)	$867	$806
Repurchase agreements and other borrowings (e)	708	933
Financial derivatives (f)	1,151	814
Borrowings at fair value (f)	40
Total liabilities	$2,766	$2,553
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance Sheet and Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Other borrowed funds.
(e)	Included in Repurchase agreements and Other borrowed funds.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER

INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

Private Equity

The private equity portfolio is comprised of investments that vary by industry, stage and type of investment.

At September 30, 2006, private equity investments carried at estimated fair value totaled $411 million compared with $449 million at December 31, 2005. As of September 30, 2006, approximately 36% of the amount was invested directly in a variety of companies and approximately 64% was invested in various limited partnerships. Private equity unfunded commitments totaled $131 million at September 30, 2006 compared with $78 million at December 31, 2005. The increase resulted from our $75 million commitment to a new equity fund, PNC Equity Partners II, LP, which has $226 million of total commitments. Future closings are anticipated into the first half of 2007. Our commitment is expected to be funded over a five-year period. This fund is not consolidated as we have less than a 50% ownership interest. See Note 15 Commitments And Guarantees in the Notes To Consolidated Financial Statements regarding our commitment to PNC Mezzanine Partners III, LP, which is consolidated for financial reporting purposes as PNC has a 57% ownership interest.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both.

In July 2006, we committed to invest an aggregate of $100 million in FIM Holdings, LLC (“FIM”) as a non-managing member with a 1.25% ownership interest. FIM was formed to acquire a 51% ownership position in GMAC LLC from General Motors Corporation (“GM”) and to make a purchase of redeemable preferred stock from GMAC LLC. Our commitment, presently unfunded, is subject to satisfaction of certain conditions to the obligations of FIM contained in an agreement between FIM and GM. The current timetable for the closing and funding of this investment is the fourth quarter of 2006. However, delays in satisfying pre-closing conditions included in the agreements, including regulatory approval, may delay this investment until 2007.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements and other short-term investments) and securities available for sale. At September 30, 2006, our liquid assets totaled $25 billion, with $10.8 billion pledged as collateral for borrowings, trust, and other commitments.

PNC Bank, N.A. is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgages, other real estate related loans, and mortgage-backed securities. At September 30, 2006, our total unused borrowing capacity from FHLB-Pittsburgh under current collateral requirements was $23.8 billion.

We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through September 30, 2006, PNC Bank, N.A. had issued $2.9 billion of debt under this program.

PNC Bank, N.A. established a program in December 2004 to offer up to $3.0 billion of its commercial paper. As of September 30, 2006, $110 million of commercial paper was outstanding under this program.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $464 million at September 30, 2006.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of September 30, 2006, the parent company had approximately $348 million in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets. At September 30, 2006, we had unused capacity under effective shelf registration statements of approximately $1.6 billion of debt or equity securities. In October 2006, we issued $450 million of floating rate senior notes that mature on October 3, 2008. Interest will be reset monthly to 1-month LIBOR plus 2 basis points and will be paid monthly. During the third quarter 2006, $1.1 billion of parent company senior debt matured.

In July 2006, PNC Funding Corp established a program to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of September 30, 2006, there were no issuances outstanding under this program.

As of September 30, 2006, there were $350 million of parent company contractual obligations with maturities of less than one year.

In connection with our planned acquisition of Mercantile, we expect to issue approximately $2.0 billion of parent company debt securities and hybrid capital instruments during the fourth quarter of 2006 and the first quarter of 2007 to fund the cash portion of this transaction.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of September 30, 2006.

Contractual Obligations

September 30, 2006 - in millions	Total
Remaining contractual maturities of time deposits	$18,866
Borrowed funds	14,695
Minimum annual rentals on noncancellable leases	925
Nonqualified pension and postretirement benefits	299
Purchase obligations (a)	270
Total contractual cash obligations	$35,055
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

September 30, 2006 - in millions	Total Amounts Committed
Credit commitments	$43,804
Standby letters of credit	4,416
Other commitments (b)	173
Total commitments	$48,393
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes equity funding commitments related to equity management and affordable housing.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives, including the credit risk amounts of these derivatives as of September 30, 2006 and December 31, 2005, is presented in Note 1 Accounting Policies and Note 10 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional amount and fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at September 30, 2006 and December 31, 2005. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives - 2006

	Notional/ Contract Amount	Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
September 30, 2006 - dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$7,218	$22	3 yrs. 11 mos.	4.96%	5.09%
Pay fixed
Interest rate floors (b)	7		4 yrs. 6 mos.	NM	NM
Forward purchase commitments
Futures contracts	67		9 mos.	NM	NM
Total asset rate conversion	7,292	22
Liability rate conversion
Interest rate swaps (a)
Receive fixed	4,245	4	7 yrs. 2 mos.	5.11	5.43
Total liability rate conversion	4,245	4
Total interest rate risk management	11,537	26
Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	274	(8)	8 yrs. 10 mos.	5.44	5.05
Pay total return swaps designated to loans held for sale (a)	150	(1)	1 mo.	NM	4.99
Total commercial mortgage banking risk management	424	(9)
Total accounting hedges (c)	$11,961	$17
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$47,041	$10	4 yrs. 8 mos.	4.95%	4.98%
Caps/floors
Sold	1,814	(4)	6 yrs. 1 mos.	NM	NM
Purchased	893	3	7 yrs. 4 mos.	NM	NM
Futures	3,485		6 mos.	NM	NM
Foreign exchange	4,868	3	7 mos.	NM	NM
Equity	3,029	(35)	1 yr. 3 mos.	NM	NM
Swaptions	7,409	15	7 yrs. 2 mos.	NM	NM
Other	20		10 yrs. 9 mos.	NM	NM
Total customer-related	68,559	(8)
Other risk management and proprietary
Interest rate
Swaps	19,037	(26)	6 yrs. 11 mos.	4.80%	4.94%
Caps/floors
Sold	6,000	(54)	3 yrs. 3 mos.	NM	NM
Purchased	6,510	64	3 yrs. 4 mos.	NM	NM
Futures	13,451	(6)	1 yr. 4 mos.	NM	NM
Foreign exchange
Credit derivatives	3,230	(8)	7 yrs. 5 mos.	NM	NM
Risk participation agreements	685		5 yrs. 10 mos.	NM	NM
Commitments related to mortgage-related assets	1,574	36	3 mos.	NM	NM
Options
Futures	30,827	(5)	8 mos.	NM	NM
Swaptions	15,635	59	8 yrs. 7 mos.	NM	NM
Total other risk management and proprietary	96,949	60
Total free-standing derivatives	$165,508	$52
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 68% were based on 1-month LIBOR, 32% on 3-month LIBOR.
(b)	Interest rate floors have a weighted-average strike of 3.21%.
(c)	Fair value amounts include accrued interest of $43 million.
NM	Not meaningful

Financial Derivatives - 2005

	Notional/ Contract Amount	Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
December 31, 2005 - dollars in millions				Paid	Received
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

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2006, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006, and that there has been no change in internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Nonperforming loans - Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, consumer, and residential mortgage customers as well as troubled debt restructured loans. Nonperforming loans do not include nonaccrual loans held for sale or foreclosed and other assets. We do not accrue interest income on loans classified as nonperforming.

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

Tangible common equity ratio - Period-end common shareholders’ equity less goodwill and other intangible assets (excluding mortgage servicing rights) divided by period-end assets less goodwill and other intangible assets (excluding mortgage servicing rights).

Taxable-equivalent interest - The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable asset. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income on other taxable assets. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors in our 2005 Form 10-K and in our current year Form 10-Qs, including in the Risk Factors and Risk Management sections of those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

•	Our business and operating results are affected by business and economic conditions generally or specifically in the principal markets in which we do business. We are affected by changes in our customers’ financial performance, as well as changes in customer preferences and behavior, including as a result of changing economic conditions.

•	The value of our assets and liabilities as well as our overall financial performance are affected by changes in interest rates or in valuations in the debt and equity markets. Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates, can affect our activities and financial results.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our ability to implement our One PNC initiative, as well as other business initiatives and strategies we may pursue, could affect our financial performance over the next several years.

•	Our ability to grow successfully through acquisitions is impacted by a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing. These uncertainties are present in transactions such as our pending acquisition of Mercantile Bankshares Corporation.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, and the protection of confidential customer information; and (e) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	The adequacy of our intellectual property protection, and the extent of any costs associated with obtaining rights in intellectual property claimed by others, can impact our business and operating results.

•	Our business and operating results can be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and financial and capital markets generally or on us or on our customers, suppliers or other counterparties specifically.

•	Also, risks and uncertainties that could affect the results anticipated in forward-looking statements or from historical performance relating to our interest in BlackRock, Inc. are discussed in more detail in BlackRock’s 2005 Form 10-K, including in the Risk Factors section, and in BlackRock’s other filings with the SEC, accessible on the SEC’s website at www.sec.gov and on or through BlackRock’s website at www.blackrock.com.

In addition, our pending acquisition of Mercantile Bankshares presents us with a number of risks and uncertainties related both to the acquisition transaction itself and to the integration of the acquired businesses into PNC after closing. These risks and uncertainties include the following:

•	Completion of the transaction is dependent on, among other things, receipt of regulatory and Mercantile shareholder approvals, the timing of which cannot be predicted with precision at this point and which may not be received at all. The impact of the completion of the transaction on PNC’s financial statements will be affected by the timing of the transaction.

•	The transaction may be substantially more expensive to complete (including the integration of Mercantile’s businesses) and the anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•	The integration of Mercantile’s business and operations into PNC, which will include conversion of Mercantile’s different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Mercantile’s or PNC’s existing businesses.

•	The anticipated benefits to PNC are dependent in part on Mercantile’s business performance in the future, and there can be no assurance as to actual future results, which could be impacted by various factors, including the risks and uncertainties generally related to PNC’s and Mercantile’s performance (with respect to Mercantile, see Mercantile’s SEC reports, accessible on the SEC’s website) or due to factors related to the acquisition of Mercantile and the process of integrating it into PNC.

In addition to the pending Mercantile Bankshares transaction, we grow our business from time to time by acquiring other financial services companies. Acquisitions in general present us with risks other than those presented by the nature of the business acquired. In particular, acquisitions may be substantially more expensive to complete (including as a result of costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs and expenses arising as a result of those issues.

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Interest Income
Loans	$838	$718	$2,382	$1,942
Securities available for sale and held to maturity	271	219	769	589
Other	94	58	244	169
Total interest income	1,203	995	3,395	2,700
Interest Expense
Deposits	434	270	1,140	676
Borrowed funds	202	166	576	425
Total interest expense	636	436	1,716	1,101
Net interest income	567	559	1,679	1,599
Provision for (recoveries of) credit losses	16	16	82	(3)
Net interest income less provision for (recoveries of) credit losses	551	543	1,597	1,602
Noninterest Income
Asset management	381	364	1,271	1,012
Fund servicing	213	218	644	657
Service charges on deposits	81	73	234	199
Brokerage	61	56	183	168
Consumer services	89	76	272	213
Corporate services	157	121	449	342
Equity management gains	21	36	82	80
Net securities losses	(195)	(2)	(207)	(37)
Trading	38	47	150	108
Gain on BlackRock transaction	2,078		2,078
Other	19	127	202	277
Total noninterest income	2,943	1,116	5,358	3,019
Noninterest Expense
Compensation	573	545	1,686	1,505
Employee benefits	86	86	249	255
Net occupancy	79	86	241	231
Equipment	77	73	234	221
Marketing	39	30	81	75
Other	324	339	1,007	912
Total noninterest expense	1,178	1,159	3,498	3,199
Income before minority and noncontrolling interests and income taxes	2,316	500	3,457	1,422
Minority and noncontrolling interests in income (loss) of consolidated entities	(5)	14	23	29
Income taxes	837	152	1,215	423
Net income	$1,484	$334	$2,219	$970
Earnings Per Common Share
Basic	$5.09	$1.16	$7.60	$3.40
Diluted	$5.01	$1.14	$7.46	$3.35
Average Common Shares Outstanding
Basic	291	289	292	285
Diluted	296	292	297	288

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	September 30 2006	December 31 2005
Assets
Cash and due from banks	$3,018	$3,518
Federal funds sold and resale agreements	2,818	350
Other short-term investments, including trading securities	2,718	2,543
Loans held for sale	4,317	2,449
Securities available for sale and held to maturity	19,512	20,710
Loans, net of unearned income of $815 and $835	48,900	49,101
Allowance for loan and lease losses	(566)	(596)
Net loans	48,334	48,505
Goodwill	3,418	3,619
Other intangible assets	590	847
Investment in BlackRock	3,836
Other	9,875	9,413
Total assets	$98,436	$91,954
Liabilities
Deposits
Noninterest-bearing	$14,840	$14,988
Interest-bearing	49,732	45,287
Total deposits	64,572	60,275
Borrowed funds
Federal funds purchased	3,475	4,128
Repurchase agreements	2,275	1,691
Bank notes and senior debt	2,177	3,875
Subordinated debt	4,436	4,469
Other	2,332	2,734
Total borrowed funds	14,695	16,897
Allowance for unfunded loan commitments and letters of credit	117	100
Accrued expenses	3,855	2,770
Other	4,031	2,759
Total liabilities	87,270	82,801

Minority and noncontrolling interests in consolidated entities	408	590

Shareholders’ Equity
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,679	1,358
Retained earnings	10,771	9,023
Deferred compensation expense	(51)	(59)
Accumulated other comprehensive loss	(109)	(267)
Common stock held in treasury at cost: 59 and 60 shares	(3,296)	(3,256)
Total shareholders’ equity	10,758	8,563
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$98,436	$91,954

(a)   Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Nine months ended September 30 - in millions Unaudited	2006	2005
Operating Activities
Net income	$2,219	$970
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recoveries of) credit losses	82	(3)
Depreciation, amortization and accretion	268	277
Deferred income taxes	855	(20)
Net securities losses	207	37
Valuation adjustments	45	(5)
Gain on BlackRock transaction	(2,078)
Excess tax benefits from share-based payment arrangements	(21)
Net change in
Loans held for sale	244	(692)
Other short-term investments	140	(561)
Accrued expenses and other liabilities	(70)	(1,203)
Other	(371)	228
Net cash provided (used) by operating activities	1,520	(972)
Investing Activities
Repayment of securities	2,663	3,121
Sales
Securities	10,619	11,627
Loans	27	31
Foreclosed and other nonperforming assets	11	13
Purchases
Securities	(11,567)	(18,136)
Loans	(875)	(2,273)
Net change in
Loans	(1,208)	(1,971)
Federal funds sold and resale agreements	(2,468)	1,218
Cash received from divestitures		26
Net cash paid for acquisitions	(55)	(372)
Purchase of corporate and bank-owned life insurance	(300)
Other	(83)	(217)
Net cash used by investing activities	(3,236)	(6,933)
Financing Activities
Net change in
Noninterest-bearing deposits	(148)	(1,169)
Interest-bearing deposits	4,442	4,366
Federal funds purchased	(653)	1,257
Repurchase agreements	583	368
Commercial paper	100	1,196
Other short-term borrowed funds	5	198
Sales/issuances
Bank notes and senior debt	509	1,873
Subordinated debt		494
Other long-term borrowed funds	274	1,551
Common stock	292	138
Repayments/maturities
Bank notes and senior debt	(2,200)	(750)
Subordinated debt		(351)
Other long-term borrowed funds	(1,142)	(466)
Excess tax benefits from share-based payment arrangements	21
Acquisition of treasury stock	(396)	(127)
Cash dividends paid	(471)	(429)
Net cash provided by financing activities	1,216	8,149
Net Increase (Decrease) In Cash And Due From Banks	(500)	244
Cash and due from banks at beginning of period	3,518	3,230
Cash and due from banks at end of period	$3,018	$3,474
Cash Paid For
Interest	$1,693	$1,040
Income taxes	473	363
Non-cash Items
Investment in BlackRock, net	3,126
Transfer from loans to loans held for sale, net	2,157	10
Transfer from loans to other assets	9	12

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

We are one of the largest diversified financial services companies in the United States based on assets, with businesses engaged in:

•	Retail banking,
•	Corporate and institutional banking,
•	Asset management, and
•	Global fund processing services.

We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania; New Jersey; the greater Washington, DC area, including Maryland and Virginia; Ohio; Kentucky; and Delaware. We also provide certain global fund processing services internationally. We are subject to intense competition from other financial services companies and are subject to regulation by various domestic and international authorities.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our unaudited interim consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. See Note 2 Acquisitions regarding the deconsolidation of BlackRock, Inc. (“BlackRock”) from PNC’s Consolidated Balance Sheet effective September 29, 2006. Our investment in BlackRock will be accounted for under the equity method of accounting as of that date. We prepared these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). We have eliminated all significant intercompany accounts and transactions. We have also reclassified certain prior period amounts to conform with the 2006 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

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

We consolidate a VIE if we are considered to be its primary beneficiary. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we generally record all of the VIE’s assets, liabilities and noncontrolling interests at fair value, with future changes based upon consolidation accounting principles. See Note 7 Variable Interest Entities for more information about non-consolidated VIEs in which we hold a significant interest.

BUSINESS COMBINATIONS

We record the net assets of companies that we acquire at their estimated fair value at the date of acquisition and we include the results of operations of the acquired business in our consolidated income statement from the date of acquisition. We recognize as goodwill the excess of the purchase price over the estimated fair value of the net assets acquired.

SUBSIDIARY STOCK TRANSACTIONS

We recognize as income, when appropriate, any gain from the sale or issuance by subsidiaries of their stock to third parties. The gain is the difference between our basis in the stock and the increase in the book value per share of the subsidiaries’ equity and is recorded in noninterest income in the Consolidated Income Statement. We provide applicable taxes on the gain.

USE OF ESTIMATES

We prepare the unaudited interim consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Actual results may differ from these estimates and the differences may be material to the consolidated financial statements.

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

In certain circumstances, revenue is reported net of associated expenses in accordance with GAAP.

INVESTMENTS

We have interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:

•	Marketability of the investment,
•	Ownership interest,
•	Our plans for the investment, and
•	The nature of the investment.

Investment in BlackRock

As described in Note 2 Acquisitions, we deconsolidated the assets and liabilities of BlackRock from our Consolidated Balance Sheet at September 30, 2006 and now account for our investment in BlackRock under the equity method of accounting. Under the equity method, our investment in the equity of BlackRock is reflected as a single line on our Consolidated Balance Sheet, Investment in BlackRock, while our proportionate share of BlackRock’s earnings will be reported on our Consolidated Income Statement under the caption BlackRock investment.

Private Equity Investments

We report private equity investments, which include direct investments in companies, interests in limited partnerships, and affiliated partnership interests, at estimated fair values. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We generally value limited partnership investments based on the financial statements we receive from the general partner. We include all private equity investments on the Consolidated Balance Sheet in other assets. Changes in the fair value of these assets are recognized in noninterest income.

We consolidate private equity investments when we are the general partner in a limited partnership and have determined that we have control of the partnership.

Equity Securities and Partnership Interests

We account for equity investments other than private equity investments under one of the following methods:

•	Marketable equity securities are recorded on a trade-date basis and are accounted for at fair value based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short-term profits are placed in the trading account, carried at market value and classified as short-term investments. Gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Any unrealized losses that we have determined to be other-than-temporary are recognized in the period that the determination is made.

•	Investments in nonmarketable equity securities are recorded using the cost or equity method of accounting. The cost method is used for those investments in which we do not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in noninterest income in the period the determination is made. Distributions received from income on cost method investments are included in interest or noninterest income depending on the type of investment. We use the equity method for those investments in which we have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of the net income or loss of the investee in noninterest income. We include nonmarketable equity securities in other assets on the consolidated balance sheet.

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

LOANS AND LEASES

Except as described below, loans are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on loans purchased. Interest income related to loans other than nonaccrual loans is accrued based on the principal amount outstanding and credited to net interest income as earned using the interest method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and amortized to income, over periods not exceeding the contractual life of the loan, using methods that are not materially different from the interest method.

As of January 1, 2006, we adopted SFAS 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140,” which was issued in February 2006. SFAS 155 permits a fair value election for previously bifurcated hybrid financial instruments on an instrument-by-instrument basis, clarifies the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. Beginning January 1, 2006, we elected to account for certain previously bifurcated hybrid instruments with loan host contracts under this standard. As such, certain loans are accounted for at fair value with changes in fair value reported in trading revenue. The fair value of these loans was $166 million, or less than .5% of the total loan portfolio, at September 30, 2006.

We also provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using methods that are not materially different from the interest method. Lease residual values are reviewed for other-than-temporary impairment on at least an annual basis. Gains or losses on the sale of leased assets are included in other noninterest income while valuation adjustments on lease residuals are included in other noninterest expense.

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

As of January 1, 2006, we adopted SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 was issued in March 2006 and requires all newly recognized servicing rights and obligations to be initially measured at fair value. For separately recognized servicing rights and obligations retained or purchased, we have elected to account for them under the amortization method, which requires us to amortize servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss.

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

We occasionally purchase or originate financial instruments that contain an embedded derivative. Prior to January 1, 2006, we assessed at the inception of the transaction if economic characteristics of the embedded derivative were clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodied both the embedded derivative and the host contract were measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative did not meet these three conditions, the embedded derivative would qualify as a derivative and be recorded apart from the host contract and carried at fair value with changes recorded in current earnings. On January 1, 2006, we adopted SFAS 155, which, among other provisions, permits a fair value election for hybrid financial instruments requiring bifurcation on an instrument-by-instrument basis. Beginning January 1, 2006, we elected to account for certain previously bifurcated hybrid instruments and certain newly acquired hybrid instruments under this fair value election on an instrument-by-instrument basis. As such, certain previously reported embedded derivatives are now reported with their host contracts at fair value in loans or other borrowed funds.

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

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years upon our adoption of SFAS 123. Since we adopted SFAS 123 prospectively, the cost related to stock-based employee compensation included in net income for the three months and nine months ended September 30, 2005 is less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of the standard.

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

Pro Forma Net Income And Earnings Per Share

In millions, except for per share data	Three months ended
	September 30, 2006	September 30, 2005
Net income as reported	$1,484	$334
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	17	16
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(17)	(18)
Pro forma net income	$1,484	$332
Earnings per share
Basic-as reported	$5.09	$1.16
Basic-pro forma	$5.09	$1.15
Diluted-as reported	$5.01	$1.14
Diluted-pro forma	$5.01	$1.13

In millions, except for per share data	Nine months ended
	September 30, 2006	September 30, 2005
Net income as reported	$2,219	$970
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	39
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(50)	(44)
Pro forma net income	$2,219	$965
Earnings per share
Basic-as reported	$7.60	$3.40
Basic-pro forma	$7.60	$3.38
Diluted-as reported	$7.46	$3.35
Diluted-pro forma	$7.46	$3.33

See Note 9 Certain Employee Benefit And Stock-Based Compensation Plans for additional information.

Recent Accounting Pronouncements

In September 2006, the FASB issued the following:

•	SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement affects the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, and our postretirement welfare benefit plans. SFAS 158 requires recognition on the balance sheet of the over- or underfunded position of these plans as the difference between the fair value of plan assets and the related benefit obligations. To the extent that a plan’s net funded status differs from the amounts currently recognized on the balance sheet, the difference, net of tax, will be recorded as part of accumulated other comprehensive income or loss (“AOCI”) within the shareholders’ equity section of the balance sheet. This guidance also requires the reclassification of any unrecognized actuarial gains and losses and unrecognized prior service costs to AOCI, net of tax. Post-adoption changes in unrecognized actuarial gains and losses as well as unrecognized prior service costs will be recognized in other comprehensive income, net of tax. The current year-end after-tax estimate of adjusting our plans’ funded status for any unamortized net actuarial losses and prior service costs is approximately $200 million. Additionally, each 1% change in pension trust investment returns between now and year-end 2006 will affect this estimate by approximately $10 million after-tax, and each 10 basis point change in discount rates will affect the current estimate by approximately $7 million after-tax. SFAS 158 will be effective for PNC as of December 31, 2006, with no restatement permitted for prior year-end reporting periods.

•	SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value which includes permissible valuation techniques and a hierarchy of inputs utilized in the measurement process. This statement applies whenever other accounting standards require or permit fair value measurement. We anticipate applying SFAS 157 prospectively beginning January 1, 2008, as required.

In July 2006, the FASB issued the following:

•	FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and sets forth recognition, derecognition and measurement criteria for tax positions taken or expected to be taken in a tax filing. For PNC, this guidance will apply to all tax positions taken or expected to be taken beginning on January 1, 2007. We do not expect the adoption of FIN 48 to have a significant impact on our consolidated financial statements.

•

FASB Staff Position No. (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This guidance requires a recalculation of the timing of income recognition for a leveraged lease under SFAS 13, “Accounting for Leases,” when a change in the timing of income tax deductions directly related to the leveraged lease transaction occurs or is projected to occur. Any tax positions taken regarding the leveraged lease transaction must be recognized and measured in accordance with FIN 48 described above. This guidance will be effective for PNC beginning January 1, 2007 with the cumulative effect of applying the provisions of this FSP being recognized through an adjustment to opening retained earnings. Based on our current estimate, we believe the adoption of the guidance in FSP 13-2 would result in an after-tax charge to opening retained earnings at January 1, 2007 in the range of approximately $140 million to $160 million. Any immediate or future reductions in earnings from the change in accounting would be recovered in subsequent years.

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

NOTE 2 ACQUISITIONS

As previously reported, in February 2006 BlackRock, then a majority-owned subsidiary of PNC, and Merrill Lynch entered into a definitive agreement pursuant to which Merrill Lynch agreed to contribute its investment management business (“MLIM”) to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock. This transaction closed on September 29, 2006. BlackRock accounted for the MLIM transaction under the purchase method of accounting. The value of the 65 million shares issued to Merrill Lynch was allocated among the MLIM assets acquired, including intangibles, and the MLIM liabilities assumed to the extent of their fair market value, with any excess purchase price being allocated to goodwill. Immediately following the closing, PNC continued to own approximately 44 million shares of BlackRock common stock representing an ownership interest of approximately 34% of the combined company (as compared with 69% immediately prior to the closing). Although PNC’s share ownership percentage declined, BlackRock’s equity increased due to the increase in total net assets recorded by BlackRock as a result of the MLIM transaction.

Upon the closing of the BlackRock/MLIM transaction, the carrying value of our investment in BlackRock increased by approximately $3.1 billion to $3.8 billion, primarily reflecting PNC’s portion of the increase in BlackRock’s equity resulting from the value of shares issued in the transaction. Based on BlackRock’s closing market price of $149 per common share on September 29, 2006, the market value of PNC’s investment in BlackRock was approximately $6.6 billion at that date. As such, an additional $2.8 billion of value is not recognized in PNC’s investment account.

We also recorded a liability at September 30, 2006 for deferred taxes of approximately $.9 billion, related to the excess of the book value over the tax basis of our investment in BlackRock, and a liability of approximately $.6 billion related to our obligation to provide shares of BlackRock common stock to help fund BlackRock long-term incentive plan (“LTIP”) programs. The LTIP liability will be adjusted quarterly based on changes in BlackRock’s common stock price and the number of remaining committed shares.

The overall balance sheet impact was an increase to our shareholders’ equity of approximately $1.6 billion. The increase to equity was comprised of an after-tax gain of approximately $1.3 billion, net of the expense associated with the LTIP liability and the deferred taxes, and an after-tax increase to capital surplus of approximately $.3 billion. The recognition of the gain is consistent with our existing accounting policy for the sale or issuance by subsidiaries of their stock to third parties. The gain represents the difference between our basis in BlackRock stock prior to the BlackRock/MLIM transaction and the new book value per share and resulting increase in value of our investment realized from the transaction. The direct increase to capital surplus rather than inclusion in the gain resulted from the accounting treatment required due to existing BlackRock repurchase commitments or programs.

For the three months and nine months ended September 30, 2006, our Consolidated Income Statement included our former 69% ownership interest in BlackRock’s net income through the closing date. However, our Consolidated Balance Sheet as of September 30, 2006 no longer reflected the consolidation of BlackRock’s balance sheet but recognized our ownership interest in BlackRock as an investment to be accounted for under the equity method. On a prospective basis, this accounting will result in a reduction in certain revenue and noninterest expense categories on PNC’s Consolidated Income Statement as the net pretax earnings impact of our net investment in BlackRock will be reported on a separate line item within noninterest income.

NOTE 3 SECURITIES

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
September 30, 2006 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$14,799	$37	$(163)	$14,673
US Treasury and government agencies	556		(4)	552
Commercial mortgage-backed	2,342	14	(22)	2,334
Asset-backed	1,527	3	(11)	1,519
State and municipal	141		(2)	139
Other debt	89		(2)	87
Total debt securities	19,454	54	(204)	19,304
Corporate stocks and other	209		(1)	208
Total securities available for sale	$19,663	$54	$(205)	$19,512
December 31, 2005 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$13,794	$1	$(251)	$13,544
US Treasury and government agencies	3,816		(72)	3,744
Commercial mortgage-backed	1,955	1	(37)	1,919
Asset-backed	1,073		(10)	1,063
State and municipal	159	1	(2)	158
Other debt	87		(1)	86
Total debt securities	20,884	3	(373)	20,514
Corporate stocks and other	196			196
Total securities available for sale	$21,080	$3	$(373)	$20,710
(a)	Securities held to maturity at September 30, 2006 and December 31, 2005 totaled less than $.5 million at each date.

Securities represented 20% of total assets at September 30, 2006 and 23% at December 31, 2005.

We evaluate our securities available for sale portfolio in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At September 30, 2006, securities available for sale included a net unrealized loss of $151 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $370 million. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

During mid-August through early September 2006, we performed a comprehensive review of our securities available for sale portfolio and, by the end of September 2006, completed the process of executing portfolio rebalancing actions in response to the changing economic landscape, recent statements and actions by the Federal Open Market Committee (in particular, the decision not to raise the Fed funds target rate) and our desire to position the securities portfolio to optimize total return performance over the long term.

As a result, we have repositioned our securities portfolio according to our market views. This included reallocating exposure to certain sectors, selling securities holdings we believed would likely underperform on a relative value basis, retaining certain existing securities and purchasing incremental securities all of which we believe will outperform the market going forward.

As part of the rebalancing, we assessed the entire securities available for sale portfolio of which, for the majority of positions, fair value was less than amortized cost. We executed a strategy to reduce our US government agency and mortgage-

backed security sector allocations and increase our interest rate swap sector allocation. We sold substantially all of our US government agency securities to reduce our interest rate spread exposure to that asset class. The US government agency securities that we retained are characterized by relatively short terms to maturity and smaller individual security balances. We also sold specific securities in the mortgage-backed portfolio (e.g. all of our holdings of specific coupon US government agency pass-through securities and collateralized mortgage obligations having specific collateral characteristics), and in the commercial mortgage-backed portfolio (e.g. all of our holdings of specific vintage securities) that we believe, given the underlying collateral, will underperform on a relative value basis. We retained the remaining holdings in our mortgage-backed portfolio including all of our holdings of mortgage-backed securities collateralized by hybrid adjustable rate mortgage loans, our commercial mortgage-backed portfolio and our asset-backed portfolio. Our objective was to reduce the portfolio credit spread and interest rate volatility exposures, to position the portfolio for a steeper yield curve and to optimize the relative value performance of the portfolio. We assessed the securities retained relative to the same portfolio objectives, our market view and outlook, our desired sector allocations, our expectation of performance relative to market benchmarks and, given our assessment, we confirmed our intent to hold these remaining securities until either recovery of fair value or maturity. Accordingly, we do not believe that any individual unrealized losses at September 30, 2006 represent an other-than-temporary impairment.

Of the $205 million gross unrealized loss amount at September 30, 2006, $195 million related to securities that had been in a loss position for 12 months or more. The fair value of those securities totaled approximately $9.3 billion. Of those securities in an unrealized loss position for 12 months or more as of September 30, 2006, eleven positions with fair value totaling $313 million had an unrealized loss of more than 5% when compared with their amortized cost. The unrealized loss on these positions totaled $24 million and, the unrealized loss amount on any individual position did not exceed $5 million. These securities are included in the mortgage-backed classification in the above table, and are primarily collateralized mortgage obligations where amortized cost closely approximates the par value of the security. These securities are all rated “AAA”. The majority of the reported unrealized loss related to these securities and the remaining other available for sale securities is attributable to changes in interest rates and not from the deterioration in the credit quality of the issuer.

The portfolio rebalancing resulted in the sale during the third quarter of 2006 of $6.0 billion of securities available for sale at an aggregate pretax loss of $196 million, or $127 million after-tax. We repurchased approximately $1.8 billion of securities and added approximately $4.0 billion of interest rate swaps to maintain our interest rate risk position. We also reduced wholesale funding as a result of the actions taken.

The resulting net realized losses on the sale of securities during the third quarter of 2006 were previously reflected as net unrealized securities losses within accumulated other comprehensive loss in the shareholders’ equity section of PNC’s Consolidated Balance Sheet. Accordingly, total shareholders’ equity did not change as a result of these actions.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 3 years and 11 months as of September 30, 2006 and 4 years and 1 month at December 31, 2005.

Information relating to securities sold is set forth in the following table:

Securities Sold

Nine months ended September 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Income Tax Expense/ (Benefit)
2006	$10,619	$2	$(209)	$(207)	$(72)
2005	11,627	19	(56)	(37)	(13)

The value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $10.8 billion at both September 30, 2006 and December 31, 2005. The pledged securities include positions held in our portfolio of securities available for sale, trading securities that are included in other interest earning assets on our Average Consolidated Balance Sheet, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $2.6 billion at September 30, 2006 and $273 million at December 31, 2005 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. The increase is due primarily from the use of collateral accepted to fulfill pledging requirements previously met with positions held in our portfolio of securities available for sale. An increase in securities sold short that are included in other borrowed funds on the Average Consolidated Balance Sheet also contributed to the increase. Of the permitted amount, all was repledged to others at September 30, 2006 and December 31, 2005.

NOTE 4 ASSET QUALITY

The following table sets forth nonperforming assets and related information.

Dollars in millions	September 30 2006	December 31 2005
Nonaccrual loans
Commercial	$112	$134
Commercial real estate	14	14
Consumer	14	10
Residential mortgage	13	15
Lease financing	14	17
Total nonaccrual loans	167	190
Nonperforming loans held for sale (a)		1
Foreclosed and other assets
Lease	12	13
Residential mortgage	9	9
Other	3	3
Total foreclosed and other assets	24	25
Total nonperforming assets (b)	$191	$216
Nonperforming loans to total loans	.34%	.39%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.36	.42
Nonperforming assets to total assets	.19	.23
(a)	Amount represents troubled debt restructured loans held for sale.
(b)	Excludes equity management assets carried at estimated fair value of $12 million as of September 30, 2006 and $25 million as of December 31, 2005. These assets included troubled debt restructured assets of $4 million at September 30, 2006 and $7 million at December 31, 2005.

Changes in the allowance for loan and lease losses were as follows:

In millions	2006	2005
Allowance at January 1	$596	$607
Charge-offs
Commercial	(85)	(44)
Commercial real estate	(2)
Consumer	(37)	(33)
Residential mortgage	(2)	(1)
Total charge-offs	(126)	(78)
Recoveries
Commercial (a)	16	76
Commercial real estate		1
Consumer	11	11
Lease financing	4	1
Total recoveries (a)	31	89
Net recoveries (charge-offs)
Commercial (a)	(69)	32
Commercial real estate	(2)	1
Consumer	(26)	(22)
Residential mortgage	(2)	(1)
Lease financing	4	1
Total net recoveries (charge-offs) (a)	(95)	11
Provision for (recoveries of) credit losses	82	(3)
Acquired allowance (b)		23
Net change in allowance for unfunded loan commitments and letters of credit	(17)	(4)
Allowance at September 30	$566	$634
(a)	Amounts for 2005 reflect a $53 million loan recovery received during the second quarter.
(b)	Related to the May 2005 acquisition of Riggs National Corporation.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2006	2005
Allowance at January 1	$100	$75
Net change in allowance for unfunded loan commitments and letters of credit	17	4
Allowance at September 30	$117	$79

NOTE 5 MORTGAGE LOAN PORTFOLIO REPOSITIONING

During the third quarter of 2006, we announced our plan to sell or securitize approximately $2.1 billion of loans from our residential mortgage portfolio. We expect these transactions to be substantially consummated during the fourth quarter of 2006. In accordance with GAAP, these loans were transferred to loans held for sale as of September 30, 2006. We recognized a pretax loss in the third quarter of 2006 of $48 million as a reduction of noninterest income, representing the mark to market valuation of these loans upon transfer to held for sale status. This loss, which is reported in the “Other” business segment, represented the decline in value of the loans almost entirely from the impact of increases in interest rates. We expect to replace these loans with other residential mortgage loans, with the expectation of increasing the overall yield on our total loan portfolio and improving net interest income relative to current estimates.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business for the nine months ended September 30, 2006 follows:

Goodwill

In millions	December 31 2005	Additions/ Adjustments	September 30 2006
Retail Banking	$1,471	$11	$1,482
Corporate & Institutional Banking	935	3	938
BlackRock (a)	190	(190)
PFPC	968		968
Other	55	(25)	30
Total	$3,619	$(201)	$3,418
(a)	Additions/Adjustments include BlackRock deconsolidation and BlackRock, other in the “Changes in Goodwill and Other Intangibles” table.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	September 30 2006	December 31 2005
Customer-related and other intangibles
Gross carrying amount (a)	$342	$646
Accumulated amortization (a)	(166)	(143)
Net carrying amount	$176	$503
Mortgage and other loan servicing rights
Gross carrying amount	$613	$511
Accumulated amortization	(199)	(167)
Net carrying amount	$414	$344
Total	$590	$847
(a)	Amounts for September 30, 2006 were reduced by $305 million related to the BlackRock deconsolidation. See Note 2 Acquisitions for additional information regarding our deconsolidation of BlackRock effective September 29, 2006.

Most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights and certain core deposit intangibles, on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from approximately one year to 12 years, with a weighted-average remaining useful life of approximately six years. Our mortgage and other loan servicing rights are amortized primarily over a period of seven to 10 years in proportion to the estimated net servicing income from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the nine months ended September 30, 2006, are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2005	$3,619	$503	$344
Additions/adjustments:
BlackRock deconsolidation (a)	(209)	(305)
BlackRock stock activity, net	(25)
BlackRock, other	19
Riggs acquisition	11
Corporate & Institutional Banking	3	1	102
Reduction in accumulated amortization			2
Amortization (b)		(23)	(34)
Balance at September 30, 2006	$3,418	$176	$414
(a)	See note (a) under the “Other Intangible Assets” table.
(b)	Amount is net of $17 million of accumulated amortization that was eliminated during the third quarter of 2006 in connection with the deconsolidation of BlackRock.

Servicing revenue from mortgage servicing assets and liabilities generated servicing fees, net interest income from servicing portfolio deposit balances and ancillary fees totaling $99 million and $35 million for the nine months and three months ended September 30, 2006, respectively. We also generate servicing revenue from fee-based activities provided to others.

We recognized a reduction to goodwill of approximately $25 million related to BlackRock stock activity, primarily due to the decrease in our ownership interest in BlackRock from approximately 69% to approximately 34% as a result of the BlackRock/MLIM transaction in the third quarter of 2006. The reduction in goodwill reduced the gain realized by PNC from the transaction. Our ownership of BlackRock changes primarily when BlackRock repurchases its shares in the open market and issues shares for an acquisition or pursuant to its employee compensation plans. We recognize goodwill because BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest.

Amortization expense on intangible assets for the first nine months of 2006 was $74 million. Amortization expense on existing intangible assets for the remainder of 2006 and for 2007 through 2011 is estimated to be as follows:

•	Remainder of 2006: $25 million,
•	2007: $89 million,
•	2008: $84 million,
•	2009: $79 million,
•	2010: $58 million, and
•	2011: $43 million.

NOTE 7 VARIABLE INTEREST ENTITIES

As discussed in our 2005 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs at September 30, 2006 and December 31, 2005 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2005 Form 10-K.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
September 30, 2006
Market Street	$4,049	$4,049	$6,205	(a)
Collateralized debt obligations	956	727	21
Partnership interests in low income housing projects	33	30	7
Total	$5,038	$4,806	$6,233
December 31, 2005
Collateralized debt obligations (b)	$6,290	$5,491	$51	(c)
Private investment funds (b)	5,186	1,051	13	(c)
Market Street	3,519	3,519	5,089	(a)
Partnership interests in low income housing projects	35	29	2
Total	$15,030	$10,090	$5,155
(a)	Includes off-balance sheet liquidity commitments to Market Street of $.5 billion and other credit enhancements of $.5 billion at September 30, 2006. The comparable amounts at December 31, 2005 were $4.6 billion and $.4 billion, respectively. Events whereby PNC may be liable for funding include bankruptcies, delinquencies, or covenant violations.
(b)	Primarily held by BlackRock. We deconsolidated BlackRock effective September 29, 2006. See Note 2 Acquisitions for additional information.
(c)	Includes both PNC’s direct risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
September 30, 2006
Partnership interests in low income housing projects	$870	$870
Other	18	18
Total	$888	$888
December 31, 2005
Partnership interests in low income housing projects	$680	$680
Other	12	10
Total	$692	$690

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

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
September 30, 2006	$82	$82	$103
December 31, 2005	$109	$109	$35

PNC’s risk of loss in the tables above includes both the value of our equity investments and any unfunded commitments to the respective entities.

NOTE 8 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

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

PNC has elected to redeem, effective December 2006, all of the underlying Capital Securities relating to the PNC Institutional Capital Trust A, UNB Capital Statutory Trust II, and Riggs Capital Trust. The total outstanding Capital Securities expected to be redeemed is $453 million.

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

We also maintain nonqualified supplemental retirement plans for certain employees. All retirement benefits provided under these nonqualified supplemental plans are unfunded and we make any payments to plan participants. We also provide certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans.

The components of our net periodic pension and post-retirement benefit cost for the third quarter and first nine months of 2006 and 2005 were as follows:

	Qualified Pension Plan		Nonqualified Pension Plan		Post-retirement Benefits
Three months ended September 30 In millions	2006	2005	2006	2005	2006	2005
Service cost	$9	$9			$1	$1
Interest cost	17	18	$1	$1	3	3
Expected return on plan assets	(32)	(34)
Amortization of prior service cost	(1)	(1)			(1)	(2)
Recognized net actuarial loss	4	6	1	1		1
Net periodic cost	$(3)	$(2)	$2	$2	$3	$3

	Qualified Pension Plan		Nonqualified Pension Plan		Post-retirement Benefits
Nine months ended September 30 In millions	2006	2005	2006	2005	2006	2005
Service cost	$26	$25	$1	$1	$2	$2
Interest cost	51	48	3	3	10	10
Expected return on plan assets	(97)	(95)
Amortization of prior service cost	(1)	(1)			(5)	(5)
Recognized net actuarial loss	12	18	2	2	1	3
Net periodic cost	$(9)	$(5)	$6	$6	$8	$10

Stock-Based Compensation Plans

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. As of September 30, 2006, no incentive stock options or stock appreciation rights were outstanding.

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

Generally, options granted under the Incentive Plans vest ratably over a three-year period as long as the grantee remains an employee or, in certain cases, retires from PNC. For all options granted prior to the adoption of SFAS 123R, we recognized compensation expense over the three-year vesting period. If an employee retired prior to the end of the three-year vesting period, we accelerated the expensing of all unrecognized compensation costs at the retirement date. As required under SFAS 123R, we recognize compensation expense for options granted to retirement-eligible employees after January 1, 2006 in the period granted, in accordance with the service period provisions of the options. Total compensation expense recognized related to PNC stock options during the third quarter and first nine months of 2006 was approximately $7 million and $20 million, respectively.

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

We used the following assumptions in the option pricing model for purposes of estimating pro forma results in 2005 and to determine 2006 and 2005 stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Option Pricing Assumptions

Weighted average for the nine months ended September 30	2006		2005
Risk-free interest rate	4.4%		3.8%
Dividend yield	3.7%		3.8%
Volatility	20.6%		25.9%
Expected life	5.3 yr	s.	4.9 yr	s.

The status of PNC stock options at September 30, 2006 follows:

	Shares (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Outstanding	15,586	$58.40	5.8	$229
Vested and expected to vest	14,912	$58.48	5.7	$218
Exercisable	11,502	$57.75	5.3	$178

During the first nine months of 2006 we issued approximately 4.2 million shares from treasury stock in connection with stock option exercise activity, including 1 million shares in the third quarter. As with past exercise activity, we intend to utilize treasury stock for future stock option exercises.

Incentive Share and Restricted Stock Awards

The fair value of nonvested incentive shares and restricted stock awards is initially determined based on the average of the high and low of our common stock price on the date of grant. Incentive shares are subsequently valued subject to the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee of the Board of Directors approves the final award of incentive shares. Restricted stock awards have various vesting periods ranging from 36 months to 60 months. There are no financial or performance goals associated with any of our restricted stock awards.

We recognize compensation expense for incentive shares and restricted stock awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to PNC incentive share and restricted stock awards during the first nine months of 2006 was approximately $35 million, including $11 million during the third quarter.

The status of PNC nonvested incentive shares and restricted stock awards at September 30, 2006, follows:

Shares in thousands	Shares	Weighted-Average Grant Date Fair Value
Nonvested incentive shares	184	$69.59
Nonvested restricted stock	2,823	$55.49

At September 30, 2006, there was $51 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans.

This cost is expected to be recognized as expense over a period of no longer than five years.

NOTE 10 FINANCIAL DERIVATIVES

We use a variety of derivative financial instruments to help manage interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. These instruments include interest rate swaps, interest rate caps and floors, futures contracts, and total return swaps.

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

Cash Flow Hedging Strategy

We enter into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of interest rate changes on future interest income. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years for hedges converting floating-rate commercial loans to fixed. The fair value of these derivatives is reported in other assets or other liabilities and offset in AOCI for the effective portion of the derivatives. When the hedged transaction culminates, any unrealized gains or losses related to these swap contracts are reclassified from AOCI into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are included in interest income. Ineffectiveness of the strategy, as defined by risk management policies and procedures, if any, is reported in interest income.

During the next twelve months, we expect to reclassify to earnings $25 million of pretax net losses, or $16 million after-tax, on cash flow hedge derivatives currently reported in AOCI. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to September 30, 2006. These net losses are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of September 30, 2006 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For those hedge relationships that require testing for ineffectiveness, any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a $4 million net loss for the nine months ended September 30,

2006 and a $2 million net loss for the nine months ended September 30, 2005.

During the third quarter of 2006, we recognized a $20 million pretax loss charged to other noninterest income associated with our application of the “short-cut” method of fair value hedge accounting for trust preferred securities.

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

We purchase and sell credit default swaps to mitigate the economic impact of credit losses on specifically identified existing lending relationships or to generate revenue from proprietary trading activities. The fair value of these derivatives typically are based on the change in value, due to changing credit spreads.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At September 30, 2006 we held cash and US government and mortgage-backed securities with a fair value of $74 million and pledged mortgage-backed securities with a fair value of $161 million under these agreements.

The total notional or contractual amounts, net fair value and credit risk for derivatives at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006			December 31, 2005
In millions	Notional/Contract amount	Net fair value	Credit risk	Notional/Contract amount	Net fair value	Credit risk
ACCOUNTING HEDGES

Fair value hedges	$4,743	$(5)	$61	$5,900	$78	$108
Cash flow hedges	7,218	22	37	2,926	(9)	5
Total	$11,961	$17	$98	$8,826	$69	$113

FREE-STANDING DERIVATIVES

Interest rate contracts	$98,231	$(13)	$556	$70,404	$39	$372
Equity contracts	3,029	(35)	132	2,744	(79)	347
Foreign exchange contracts	4,868	3	43	4,687	4	60
Credit contracts	3,230	(8)	3	1,353		7
Options	53,871	69	302	51,383	32	168
Risk participation agreements	685			461
Commitments related to mortgage- related assets	1,574	36	37	1,695	1	6
Other	20			254	5	9
Total	$165,508	$52	$1,073	$132,981	$2	$969

NOTE 11 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

	Three months ended September 30		Nine months ended September 30
In millions, except share and per share data	2006	2005	2006	2005
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income	$1,484	$334	$2,219	$970
Less: Preferred dividends declared		1		1
Net income applicable to basic earnings per common share	$1,484	$333	$2,219	$969
Basic weighted-average common shares outstanding (in thousands)	291,444	288,618	292,046	284,963
Basic earnings per common share	$5.09	$1.16	$7.60	$3.40

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (a)
Net income	$1,484	$334	$2,219	$970
Less: BlackRock adjustment for common stock equivalents	2	2	5	5
Net income applicable to diluted earnings per common share	$1,482	$332	$2,214	$965
Basic weighted-average common shares outstanding (in thousands)	291,444	288,618	292,046	284,963

Conversion of preferred stock Series A and B	69	78	72	79
Conversion of preferred stock Series C and D	581	614	587	623
Conversion of debentures	2	2	2	2
Exercise of stock options	2,076	1,098	2,162	1,004
Incentive share awards	1,757	1,511	1,782	1,489
Diluted weighted-average common shares outstanding (in thousands)	295,929	291,921	296,651	288,160
Diluted earnings per common share	$5.01	$1.14	$7.46	$3.35
(a) Excludes stock options considered to be anti-dilutive (in thousands)	3,992	10,903	4,688	12,459

NOTE 12 SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first nine months of 2006 follows. Our preferred stock outstanding as of September 30, 2006 and December 31, 2005 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Deferred Compen- sation Expense	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2005	293	$1,764	$1,358	$9,023	$(59)	$(267)	$(3,256)	$8,563
Net income				2,219				2,219
Other comprehensive income (loss), net of tax
Net unrealized securities gains						142		142
Net unrealized gains on cash flow hedge derivatives						19		19
Other (a)						(3)		(3)
Comprehensive income								2,377
Cash dividends declared
Common ($1.60 per share)				(471)				(471)
BlackRock/MLIM transaction (b)			265					265
Treasury stock activity	1		(16)				(40)	(56)
Tax benefit of stock option plans			29					29
Stock options granted			21					21
Subsidiary stock transactions			22					22
Deferred compensation activity					8			8
Balance at September 30, 2006	294	$1,764	$1,679	$10,771	$(51)	$(109)	$(3,296)	$10,758

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Nine months ended September 30, 2006 In millions	Pretax	Tax Benefit	After-tax
Change in net unrealized securities losses
Increase in net unrealized gains on securities held at period end	$118	$(42)	$76
Less: Net losses realized in net income (c)	(101)	35	(66)
Change in net unrealized securities losses	219	(77)	142
Change in net unrealized losses on cash flow hedge derivatives
Increase in net unrealized gains on cash flow hedge derivatives	25	(9)	16
Less: Net losses realized in net income	(5)	2	(3)
Change in net unrealized losses on cash flow hedge derivatives	30	(11)	19
Other (a)	(5)	2	(3)
Other comprehensive income (loss)	$244	$(86)	$158

    The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	September 30, 2006		December 31, 2005
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains (losses)	$(151)	$(98)	$(370)	$(240)
Net unrealized gains (losses) on cash flow hedge derivatives	(10)	(7)	(40)	(26)
Other, net (a)	(7)	(4)	(2)	(1)
Accumulated other comprehensive loss	$(168)	$(109)	$(412)	$(267)
(a)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and minimum pension liability adjustments.
(b)	Represents the portion of our gain on the BlackRock/MLIM transaction that was credited to capital surplus.
(c)	The pretax amount represents net unrealized losses at December 31, 2005 that were realized in 2006 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2006.

NOTE 13 LEGAL PROCEEDINGS

On July 13, 2006, the United States District Court for the Western District of Pennsylvania approved the settlement of the consolidated class action arising out of the three 2001 PAGIC transactions. This settlement and related matters arising out of the PAGIC transactions are described in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005. The defendant in that class action not participating in this settlement had objected to it and on August 10, 2006 appealed the decision of the district court approving the settlement to the United States Court of Appeals for the Third Circuit.

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

On March 28, 2006, a first amended complaint was filed in the United States District Court for the Eastern District of Texas by Data Treasury Corporation against PNC and PNC Bank, N.A., as well as more than 50 other financial institutions, vendors, and other companies, claiming that the defendants are infringing, and inducing or contributing to the infringement of, the plaintiff’s patents, which allegedly involve check imaging, storage and transfer. The plaintiff seeks unspecified damages and interest and trebling of both, attorneys’ fees and other expenses, and injunctive relief against the alleged infringement. We are not in a position to assess the likely outcome of this matter, including our exposure, if any. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously.

On August 21, 2006, a lawsuit was filed in the United States District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing L. P. (“RAKTL”) against PNC, PNC Bank, N.A., and other defendants. On September 7, 2006, this lawsuit was divided into separate actions, and amended complaints were then filed, one of which is against PNC and PNC Bank, N.A. This lawsuit is one of many related RAKTL patent infringement actions pending in various federal district courts against a large number of defendants. Each of the actions involves a single family of related patents that RAKTL refers to as the “interactive call processing patents.” The amended complaint alleges that PNC and PNC Bank, N.A. are infringing, and inducing or contributing to the infringement of, certain of the plaintiff’s patents. RAKTL seeks unspecified damages (including treble damages), interest, attorneys’ fees and other expenses, and injunctive relief against the alleged infringement. We are not in a position to assess the likely outcome of this matter, including our exposure, if any. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously.

In its Form 10-Q for the quarter ended March 31, 2005, Riggs National Corporation (“Riggs”) disclosed a number of pending lawsuits. All material lawsuits have been finally resolved except one where a settlement agreement has been reached, subject to final documentation. The pending settlement is not material to PNC.

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

In connection with industry-wide investigations of practices in the mutual fund industry including market timing, late day trading, employee trading in mutual funds and other matters, several of our subsidiaries have received requests for information and other inquiries from state and federal governmental and regulatory authorities. These subsidiaries are fully cooperating in all of these matters. In addition, as a result of the regulated nature of our business and that of a number of our subsidiaries, particularly in the banking and securities areas, we and our subsidiaries are the subject from time to time of investigations and other forms of regulatory inquiry, often as part of industry-wide regulatory reviews of specified activities. Our practice is to cooperate fully with these investigations and inquiries.

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

NOTE 14 SEGMENT REPORTING

We have four major businesses engaged in providing banking, asset management and global fund processing products and services:

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We have increased the capital assigned to Retail Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock and PFPC reflects average legal entity shareholders’ equity, which exceeds required economic capital.

BlackRock business segment results for the three months and nine months ended September 30, 2006 and 2005 reflect our majority ownership in BlackRock during each of these periods. Subsequent to the September 29, 2006 BlackRock/MLIM closing, which had the effect of reducing our ownership interest to approximately 34%, our investment in BlackRock is being accounted for under the equity method of accounting but will continue to be a separate reportable business segment of PNC. Our prior period business segment information for BlackRock will not be restated. See Note 2 Acquisitions regarding the BlackRock/MLIM transaction.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as the third quarter 2006 gain on BlackRock/MLIM transaction, 2006 BlackRock/MLIM integration costs, One PNC implementation costs, asset and liability management activities, related net securities gains or losses, certain trading activities, equity management activities and minority interest in income of BlackRock up to September 29, 2006, differences between business segment performance reporting and financial statement reporting (GAAP), and most corporate overhead.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

BUSINESS SEGMENT PRODUCTS AND SERVICES Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to approximately 2.5 million consumer and small business customers within our primary geographic area. Our customers are serviced through approximately 850 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania; New Jersey; the greater Washington, DC area, including Virginia and Maryland; Ohio; Kentucky and Delaware. Brokerage services are provided through PNC Investments, LLC, and J.J.B. Hilliard, W.L. Lyons, Inc. Retail Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through its Vested Interest® product. These services are provided to individuals and corporations primarily within our primary geographic markets.

See Note 16 Subsequent Event regarding a planned acquisition.

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

BlackRock is one of the world’s largest publicly traded investment management firms. As of September 30, 2006, BlackRock’s assets under management, including assets under management acquired as a result of the BlackRock/MLIM transaction, were approximately $1.1 trillion. The firm manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, cash management and alternative investment products. In addition, BlackRock provides BlackRock Solutions® investment system, risk management, and financial advisory services to a growing number of institutional investors. The firm has a major presence in key global markets, including the United States, Europe, Asia, Australia and the Middle East. For additional information, please visit the firm’s website at www.blackrock.com.

See Note 2 Acquisitions regarding the BlackRock/MLIM transaction. Effective September 29, 2006, our ownership interest in BlackRock was reduced to approximately 34% and, accordingly, we began accounting for our investment in BlackRock under the equity method of accounting as of that date.

PFPC is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, managed accounts, subaccounting, and distribution. PFPC serviced $2.0 trillion in total assets and 66 million shareholder accounts as of September 30, 2006 both domestically and internationally through its Ireland and Luxembourg operations.

Business Segment Results

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2006 INCOME STATEMENT
Net interest income (expense)	$425	$180	$2	$(10)	$(30)		$567
Noninterest income	364	174	323	218	1,881	$(17)	2,943
Total revenue	789	354	325	208	1,851	(17)	3,510
Provision for credit losses	9	7					16
Depreciation and amortization	17	5	10	13	26		71
Other noninterest expense	434	177	285	153	73	(15)	1,107
Earnings (loss) before minority and other interests and income taxes	329	165	30	42	1,752	(2)	2,316
Minority and other interests in income of consolidated entities	5		1		(11)		(5)
Income taxes	118	52	10	2	655		837
Earnings (loss)	$206	$113	$19	$40	$1,108	$(2)	$1,484
Inter-segment revenue	$2	$2	$7	$3	$3	$(17)
AVERAGE ASSETS (a)	$29,306	$26,910	$3,865	$2,053	$35,487	$(2,276)	$95,345
2005 INCOME STATEMENT
Net interest income (expense)	$405	$191	$19	$(10)	$(46)		$559
Noninterest income	333	152	301	221	134	$(25)	1,116
Total revenue	738	343	320	211	88	(25)	1,675
Provision for (recoveries of) credit losses	14	(1)			3		16
Depreciation and amortization	18	5	8	14	34		79
Other noninterest expense	426	167	213	157	140	(23)	1,080
Earnings (loss) before minority and other interests and income taxes	280	172	99	40	(89)	(2)	500
Minority and other interests in income of consolidated entities			1		13		14
Income taxes	104	54	37	12	(29)	(26)	152
Earnings (loss)	$176	$118	$61	$28	$(73)	$24	$334
Inter-segment revenue	$3	$2	$9	$1	$10	$(25)
AVERAGE ASSETS (a)	$28,546	$26,684	$1,673	$2,082	$33,742	$(1,651)	$91,076

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2006 INCOME STATEMENT
Net interest income (expense)	$1,255	$523	$20	$(29)	$(90)		$1,679
Noninterest income	1,067	548	1,079	663	2,053	$(52)	5,358
Total revenue	2,322	1,071	1,099	634	1,963	(52)	7,037
Provision for credit losses	46	36					82
Depreciation and amortization	51	17	29	42	76		215
Other noninterest expense	1,291	533	826	464	217	(48)	3,283
Earnings (loss) before minority and other interests and income taxes	934	485	244	128	1,670	(4)	3,457
Minority and other interests in income of consolidated entities	14		2		7		23
Income taxes	339	151	89	35	602	(1)	1,215
Earnings (loss)	$581	$334	$153	$93	$1,061	$(3)	$2,219
Inter-segment revenue	$8	$5	$23	$7	$9	$(52)
AVERAGE ASSETS (a)	$29,319	$26,237	$3,865	$2,053	$34,737	$(2,559)	$93,652
2005 INCOME STATEMENT
Net interest income (expense)	$1,172	$549	$31	$(35)	$(118)		$1,599
Noninterest income	937	422	822	672	224	$(58)	3,019
Total revenue	2,109	971	853	637	106	(58)	4,618
Provision for (recoveries of) credit losses	43	(53)			7		(3)
Depreciation and amortization	46	13	22	43	78		202
Other noninterest expense	1,246	468	572	477	286	(52)	2,997
Earnings (loss) before minority and other interests and income taxes	774	543	259	117	(265)	(6)	1,422
Minority and other interests in income of consolidated entities			2		27		29
Income taxes	287	171	96	42	(146)	(27)	423
Earnings (loss)	$487	$372	$161	$75	$(146)	$21	$970
Inter-segment revenue	$9	$5	$24	$2	$18	$(58)
AVERAGE ASSETS (a)	$27,138	$25,303	$1,673	$2,082	$32,783	$(1,618)	$87,361
(a)	Period-end balances for BlackRock and PFPC.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis, the inclusion of BlackRock/MLIM integration costs in “Other” in the Item 2 presentation, and classification differences related to BlackRock and PFPC. BlackRock income classified as net interest income in the preceding table represents the net of investment income and interest expense as presented in the Business Segments Review section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of other nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section.

NOTE 15 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

We had commitments to make additional equity investments in certain equity management entities of $131 million and affordable housing limited partnerships of $42 million at September 30, 2006.

Additionally, in October 2005, we committed $200 million to PNC Mezzanine Partners III, L.P., a $350 million mezzanine fund that invests principally in subordinated debt securities with an equity component. Funding of this investment is expected to occur over a five-year period. The remaining unfunded commitment on September 30, 2006 was $179 million. The limited partnership is consolidated for financial reporting purposes as PNC has a 57% ownership interest.

In July 2006, we committed to invest an aggregate of $100 million in FIM Holdings, LLC (“FIM”) as a non-managing member with a 1.25% ownership interest. FIM was formed to acquire a 51% ownership position in GMAC LLC from General Motors Corporation (“GM”) and to make a purchase of redeemable preferred stock from GMAC LLC. Our commitment, presently unfunded, is subject to satisfaction of certain conditions to the obligations of FIM contained in an agreement between FIM and GM. The current timetable for the closing and funding of this investment is the fourth quarter of 2006. However, delays in satisfying pre-closing conditions included in the agreements, including regulatory approval, may delay this investment until 2007.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on September 30, 2006 had terms ranging from less than one year to 11 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $6.9 billion at September 30, 2006.

Assets valued as of September 30, 2006 of approximately $1 billion secured certain specifically identified standby letters of credit. Approximately $2.4 billion in recourse provisions from third parties was also available for this purpose as of September 30, 2006. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $58 million at September 30, 2006.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At September 30, 2006, the aggregate of PNC’s commitments under these facilities was

$241 million. PNC also enters into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At September 30, 2006, our total commitments under these facilities were $5.9 billion, of which $5.7 billion was related to Market Street.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during the first nine months of 2006. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At September 30, 2006, the total maximum potential exposure as a result of these indemnity obligations was $12.8 billion, although we held collateral at the time in excess of that amount.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At September 30, 2006, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $58 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net asset of $2 million at September 30, 2006. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $1.1 billion at September 30, 2006.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than 1 year to 11 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements is approximately $360 million at September 30, 2006.

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

NOTE 16 SUBSEQUENT EVENT

As previously reported, on October 8, 2006 we entered into a definitive agreement with Mercantile Bankshares Corporation (“Mercantile”) for PNC to acquire Mercantile for 52.5 million shares of PNC common stock and $2.13 billion in cash. Based on PNC’s common stock price on October 6, 2006, the consideration represents $6.0 billion in stock and cash or $47.24 per Mercantile share.

Mercantile is a $17 billion asset banking company that provides banking and investment and wealth management services through 240 offices in Maryland, Virginia, the District of Columbia, Delaware and Southeastern Pennsylvania. The transaction is expected to close during the first quarter of 2007 and is subject to customary closing conditions, including regulatory approval and the approval of Mercantile’s shareholders.

STATISTICAL INFORMATION (Unaudited)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	Nine months ended September 30
	2006			2005
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates
Assets
Interest-earning assets
Securities available for sale and held to maturity
Mortgage-backed, asset-backed, and other debt	$13,970	$513	4.89%	$10,984	$347	4.22%
U.S. Treasury and government agencies/corporations	6,987	241	4.59	7,425	227	4.08
State and municipal	150	6	5.05	170	7	5.47
Corporate stocks and other	236	11	6.49	176	10	7.27
Total securities available for sale and held to maturity	21,343	771	4.81	18,755	591	4.20
Loans, net of unearned income
Commercial	20,115	1,071	7.02	18,966	829	5.77
Commercial real estate	3,121	167	7.07	2,483	110	5.86
Consumer	16,075	746	6.21	16,173	668	5.52
Residential mortgage	7,319	296	5.39	5,785	226	5.20
Lease financing	2,774	93	4.47	2,985	100	4.49
Other	355	19	7.05	484	17	4.54
Total loans, net of unearned income	49,759	2,392	6.38	46,876	1,950	5.52
Loans held for sale	2,520	111	5.87	2,163	67	4.12
Federal funds sold and resale agreements	837	30	4.80	1,100	20	2.37
Other	2,915	111	5.09	3,027	92	4.07
Total interest-earning assets/interest income	77,374	3,415	5.86	71,921	2,720	5.03
Noninterest-earning assets
Allowance for loan and lease losses	(603)			(634)
Cash and due from banks	3,162			3,110
Other	13,719			12,964
Total assets	$93,652			$87,361
Liabilities, Minority and Noncontrolling Interests, and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Money market	$19,363	471	3.24	$17,504	272	2.08
Demand	8,202	61	1.00	8,172	39.64
Savings	2,148	8.50		2,735	13.62
Retail certificates of deposit	13,716	412	4.01	11,225	257	3.07
Other time	1,367	48	4.63	1,569	44	3.69
Time deposits in foreign offices	3,796	140	4.86	2,303	51	2.91
Total interest-bearing deposits	48,592	1,140	3.13	43,508	676	2.07
Borrowed funds
Federal funds purchased	3,051	114	4.95	1,957	45	3.01
Repurchase agreements	2,186	74	4.44	2,282	48	2.75
Bank notes and senior debt	3,253	121	4.91	3,076	76	3.26
Subordinated debt	4,436	200	6.00	3,911	137	4.69
Commercial paper	192	7	4.84	2,703	63	3.08
Other	2,038	60	3.90	2,274	56	3.24
Total borrowed funds	15,156	576	5.03	16,203	425	3.47
Total interest-bearing liabilities/interest expense	63,748	1,716	3.57	59,711	1,101	2.46
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders' equity
Demand and other noninterest-bearing deposits	14,149			13,057
Allowance for unfunded loan commitments and letters of credit	103			80
Accrued expenses and other liabilities	6,264			6,115
Minority and noncontrolling interests in consolidated entities	620			523
Shareholders' equity	8,768			7,875
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$93,652			$87,361
Interest rate spread			2.29			2.57
Impact of noninterest-bearing sources			.63			.42
Net interest income/margin		$1,699	2.92%		$1,619	2.99%

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

Third Quarter 2006			Second Quarter 2006			Third Quarter 2005
Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates

$15,109	$194	5.13%	$13,771	$166	4.83%	$12,154	$129	4.26%
6,187	73	4.70	7,263	83	4.57	7,960	84	4.24
144	2	4.73	152	2	5.24	167	2	5.41
259	3	5.68	230	4	6.34	167	4	8.62
21,699	272	5.01	21,416	255	4.76	20,448	219	4.29

20,431	382	7.31	20,348	360	7.00	19,685	307	6.11
3,268	62	7.45	3,071	56	7.17	2,947	47	6.28
16,150	260	6.38	16,049	248	6.20	16,673	239	5.68
7,332	99	5.43	7,353	100	5.39	6,739	89	5.27
2,790	31	4.44	2,761	31	4.47	2,937	33	4.45
367	7	7.45	354	6	7.04	469	6	4.96
50,338	841	6.59	49,936	801	6.38	49,450	721	5.75
2,408	38	6.19	2,411	36	5.99	2,390	26	4.33
1,401	18	5.09	613	7	4.72	423	3	2.92
2,805	41	5.78	2,795	33	4.70	3,046	33	4.19
78,651	1,210	6.09	77,171	1,132	5.84	75,757	1,002	5.23

(609)			(600)			(634)
3,161			3,140			3,233
14,142			13,736			12,720
$95,345			$93,447			$91,076

$20,565	186	3.57	$19,019	152	3.20	$18,447	113	2.43
8,075	23	1.16	8,229	20.98		8,343	15.71
2,021	2.50		2,177	3.49		2,589	4.55
14,209	155	4.32	13,686	136	3.97	12,143	99	3.27
1,467	19	4.94	1,323	15	4.63	2,306	21	3.54
3,712	49	5.21	4,276	53	4.89	2,061	18	3.40
50,049	434	3.43	48,710	379	3.11	45,889	270	2.33

3,831	51	5.27	2,715	34	4.93	1,704	16	3.48
2,027	25	4.80	2,226	26	4.48	2,137	18	3.16
2,801	38	5.23	3,145	39	5.04	3,271	30	3.65
4,436	70	6.29	4,437	67	6.05	3,996	50	5.07
153	2	5.30	206	3	4.89	3,316	29	3.48
1,474	16	4.22	2,298	22	3.88	2,790	23	3.17
14,722	202	5.40	15,027	191	5.06	17,214	166	3.79
64,771	636	3.88	63,737	570	3.56	63,103	436	2.73

14,549			13,926			13,738
104			103			84
6,346			6,305			5,408
640			631			518
8,935			8,745			8,225

$95,345			$93,447			$91,076
		2.21			2.28			2.50
		.68			.62			.46
	$574	2.89%		$562	2.90%		$566	2.96%

Loan fees for the nine months ended September 30, 2006 and September 30, 2005 were $27 million and $79 million, respectively. Loan fees for the three months ended September 30, 2006, June 30, 2006 and September 30, 2005 were $9 million, $9 million and $28 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2006 and September 30, 2005 were $20 million and $20 million, respectively. The taxable-equivalent adjustments for the three months ended September 30, 2006, June 30, 2006 and September 30, 2005 were $7 million, $6 million and $7 million, respectively. Average securities held to maturity totaled less than $.5 million for each of the periods presented and are included in the "Mortgage-backed, asset-backed, and other debt" category.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

Our pending acquisition of Mercantile presents many of the risks and uncertainties related to acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing that we describe in Part I, Item 14 of our 2005 Form 10-K in the fifth key risk factor discussed under that item. See also the Cautionary Statement Regarding Forward-Looking Statements section of the Financial Review in Part I, Item 2 of this Report.

ITEM 1A. RISK FACTORS

No material changes from the risk factors previously disclosed in PNC’s 2005 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the third quarter of 2006 are included in the following table:

In thousands, except per share data

2006 period	Total shares purchased (1)	Average price paid per share	Total shares purchased as part of publicly announced programs (2)	Maximum number of shares that may yet be purchased under the programs (2)
July 1 – July 31	833	$69.89	700	17,062
August 1 – August 31	859	$70.53	700	16,362
September 1 - September 30	663	$72.10	535	15,827
Total	2,355	$70.75	1,935
(1)	Includes PNC common stock purchased under the program referred to in note (2) to this table, if any, and PNC common stock purchased in connection with our various employee benefit plans.
(2)	Our current stock repurchase program, which was authorized as of February 16, 2005, allows us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

2.1 and 10.41

Agreement and Plan of Merger dated as of October 8, 2006 by and between Mercantile Bankshares Corporation and The PNC Financial Services Group, Inc. Incorporated by reference to Exhibit 2.1 of PNC’s Current Report on Form 8-K dated October 8, 2006 (filed October 10, 2006)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 9, 2006 on its behalf by the undersigned thereunto duly authorized.

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

	High	Low	Close	Cash Dividends Declared
2006 Quarter
First	$71.42	$61.78	$67.31	$.50
Second	72.00	65.30	70.17	.55
Third	73.55	68.09	72.44	.55
Total				$1.60
2005 Quarter
First	$57.57	$50.30	$51.48	$.50
Second	55.90	49.35	54.46	.50
Third	58.95	53.80	58.02	.50
Fourth	65.66	54.73	61.83	.50
Total				$2.00

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

250 Royall Street

Canton, MA 02021

800-982-7652