Form 10-K
period 2006-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2007-03-01
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2006, determined using the per share closing price on that date on the New York Stock Exchange of $70.17, was approximately $20.6 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 16, 2007: 293,164,316

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the annual meeting of shareholders to be held on April 24, 2007 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements: From time to time The PNC Financial Services Group, Inc. (“PNC” or the “Corporation”) has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the “Report” or “Form 10-K”) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A and our Cautionary Statement Regarding Forward-Looking Information included in Item 7 of this Report.

ITEM 1 – BUSINESS

BUSINESS OVERVIEW We are one of the largest diversified financial services companies in the United States based on assets, with businesses engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania; New Jersey; the greater Washington, DC area, including Maryland and Virginia; Ohio; Kentucky; and Delaware. We also provide certain global fund processing services internationally. At December 31, 2006, our consolidated total assets, deposits and shareholders’ equity were $101.8 billion, $66.3 billion and $10.8 billion, respectively.

We were incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, we have diversified our geographical presence, business mix and product capabilities through internal growth, strategic bank and non-bank acquisitions and equity investments, and the formation of various non-banking subsidiaries.

On October 8, 2006, we entered into a definitive agreement with Mercantile Bankshares Corporation (“Mercantile”) for PNC to acquire Mercantile. Mercantile shareholders will be entitled to .4184 shares of PNC common stock and $16.45 in cash for each share of Mercantile, or in the aggregate approximately 53 million shares of PNC common stock and $2.1 billion in cash. Based on PNC’s recent stock prices, this transaction is valued at approximately $6.0 billion in the aggregate.

Mercantile is a bank holding company with approximately $18 billion in assets that provides banking and investment and wealth management services through 240 offices in Maryland, Virginia, the District of Columbia, Delaware and southeastern Pennsylvania. The transaction is expected to close in March 2007 and is subject to customary closing conditions, including regulatory approvals.

We acquired Riggs National Corporation (“Riggs”), a Washington, DC based banking company, effective May 13, 2005. Under the terms of the agreement, Riggs merged into The PNC Financial Services Group, Inc. and PNC Bank, National Association (“PNC Bank, N.A.”), our principal bank subsidiary, acquired substantially all of the assets of Riggs Bank, N.A., the principal banking subsidiary of Riggs.

We include information on significant recent acquisitions in Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Item 8 of this Report and here by reference.

REVIEW OF LINES OF BUSINESS In addition to the following information relating to our lines of business, we incorporate information under the captions Line of Business Highlights, Product Revenue, Cross-Border Leases and Related Tax and Accounting Matters, and Business Segments Review in Item 7 of this Report here by reference. Also, we include financial and other information by business in Note 21 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

We have four major businesses engaged in providing banking, asset management and global fund processing products and services: Retail Banking; Corporate & Institutional Banking; BlackRock; and PFPC. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

RETAIL BANKING

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

Our goal is to generate sustainable revenue growth by continuing to increase our customer base. We also seek revenue growth by attempting to sell additional products and services to these customers. In addition, we are focused on optimizing our network of branches by opening and upgrading stand-alone and in-store branches in attractive sites while consolidating or selling branches with less opportunity for growth.

CORPORATE & INSTITUTIONAL BANKING

Corporate & Institutional Banking provides lending, treasury management, and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services provided nationally.

Corporate & Institutional Banking is focused on becoming a premier provider of financial services in each of the markets it serves. Its value proposition to its customers is driven by providing a broad range of competitive and high quality products and services by a team fully committed to delivering the comprehensive resources of PNC to help each client succeed. Corporate & Institutional Banking’s primary goals are to achieve market share growth and enhanced returns by means of expansion and retention of customer relationships and prudent risk and expense management.

BLACKROCK

BlackRock, Inc. (“BlackRock”) is one of the largest publicly traded investment management firms in the United States. As of December 31, 2006, BlackRock’s assets under management were approximately $1.1 trillion. The firm manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, cash management, equity, and alternative investment separate account and mutual fund products. In addition, BlackRock provides BlackRock Solutions®, risk management, investment system outsourcing, and financial advisory services to institutional investors. The firm has a major presence in key global markets, including the United States, Europe, Asia, Australia and the Middle East. For additional information, please see BlackRock’s filings with the SEC, accessible on the SEC’s website or on the firm’s website at www.blackrock.com.

On September 29, 2006, Merrill Lynch contributed its investment management business (“MLIM”) to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock. Immediately following the closing, PNC continued to own approximately 44 million shares of BlackRock common stock. Accordingly, at December 31, 2006, our ownership interest in BlackRock was approximately 34%. Prior to this transaction, BlackRock had been a majority-owned subsidiary of PNC. See Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Item 8 of this Report for further details regarding the BlackRock/MLIM transaction.

Subsequent to the BlackRock/MLIM transaction, our BlackRock investment continues to be a strategic asset of PNC and a key component of our diversified earnings stream. The ability of BlackRock to grow assets under management is the key driver of increases in its revenue, earnings and, ultimately, shareholder value. BlackRock’s strategies for growth in assets under management include a focus on achieving client investment performance objectives in a manner consistent with their risk preferences and delivering excellent client service. The business dedicates significant resources to attracting and retaining talented professionals and to the ongoing enhancement of its investment technology and operating capabilities to deliver on its strategy.

PFPC

PFPC is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, managed accounts, subaccounting, and distribution. PFPC serviced $2.2 trillion in total assets and 68 million shareholder accounts as of December 31, 2006 both domestically and internationally through its Ireland and Luxembourg operations.

PFPC focuses technological resources on driving efficiency through streamlining operations and developing flexible systems architecture and client-focused servicing solutions.

SUBSIDIARIES Our corporate legal structure at December 31, 2006 consisted of two subsidiary banks, including their subsidiaries, and approximately 60 active non-bank subsidiaries. PNC Bank, N.A., headquartered in Pittsburgh, Pennsylvania, is our principal bank subsidiary. At December 31, 2006, PNC Bank, N.A. had total consolidated assets representing approximately 89% of our consolidated assets. Our other bank subsidiary is PNC Bank, Delaware. For additional information on our subsidiaries, you may review Exhibit 21 to this Report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	119
Analysis Of Year-To-Year Changes In Net Interest Income	118
Book Values Of Securities	28 and 89-91
Maturities And Weighted-Average Yield Of Securities	91
Loan Types	27, 92 and 120
Selected Loan Maturities And Interest Sensitivity	122
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	49,75-76, 94 and 120
Potential Problem Loans And Loans Held For Sale	29-30, 49
Summary Of Loan Loss Experience	49-50 and 121
Assignment Of Allowance For Loan And Lease Losses	49-50 and 121
Average Amount And Average Rate Paid On Deposits	119
Time Deposits Of $100,000 Or More	97 and 122
Selected Consolidated Financial Data	18-19

SUPERVISION AND REGULATION

OVERVIEW

PNC is a bank holding company registered under the Bank Holding Company Act of 1956 as amended (“BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Act (“GLB Act”).

We are subject to numerous governmental regulations, some of which are highlighted below. You should also read Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, included here by reference, for additional information regarding our regulatory issues. Applicable laws and regulations restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, among other things. They also restrict our ability to repurchase stock or to receive dividends from bank subsidiaries and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

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

Over the last several years, there has been an increasing regulatory focus on compliance with anti-money laundering laws and regulations, resulting in, among other things, several significant publicly announced enforcement actions. There has also been a heightened focus recently on the protection of confidential customer information.

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to us.

BANK REGULATION

As a bank holding company and a financial holding company, we are subject to supervision and regular inspection by the Federal Reserve. Our subsidiary banks and their subsidiaries are subject to supervision and examination by applicable federal and state banking agencies, principally the OCC with respect to PNC Bank, N.A. and the Federal Reserve Bank of Cleveland and the Office of the State Bank Commissioner of Delaware with respect to PNC Bank, Delaware.

Notwithstanding PNC’s reduced ownership interest in BlackRock and the deconsolidation resulting from the BlackRock/MLIM transaction, BlackRock continues to be subject to the supervision and regulation of the Federal Reserve to the same extent as it was prior to the transaction.

Parent Company Liquidity and Dividends.  The principal source of our liquidity at the parent company level is dividends from PNC Bank, N.A. Our subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to PNC Bancorp, Inc., the direct parent of the subsidiary banks, which in turn may affect the ability of PNC Bancorp, Inc. to pay dividends to PNC at the parent company level. Our subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and non-bank affiliates as discussed in Note 4 Regulatory Matters included in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. Further information is also available in the Liquidity Risk Management section of Item 7 of this Report.

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

Other Federal Reserve and OCC Regulation.  The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its total assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2006 and December 31, 2005, both of our subsidiary banks exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, we refer you to “Capital And Funding Sources” in the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 4 Regulatory Matters included in the

Notes To Consolidated Financial Statements in Item 8 of this Report.

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

At December 31, 2006, both of our bank subsidiaries, PNC Bank, N.A. and PNC Bank, Delaware, were rated “outstanding” with respect to CRA.

FDIC Insurance.  Both of our subsidiary banks are insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank. Since 1996, the FDIC had not assessed banks in the most favorable capital and assessment risk classification categories for insurance premiums for most deposits, due to the favorable ratio of the assets in the FDIC’s deposit insurance funds to the aggregate level of insured deposits outstanding. This resulted in significant cost savings to all insured banks. Deposit insurance premiums are assessed as a percentage of the deposits of the insured institution.

Beginning January 1, 2007, the FDIC reinstituted the assessment premiums for all deposits, which could impose a significant cost to all insured banks, including our subsidiary banks, reducing the net spread between deposit and other bank funding costs and the earnings from assets and services of the bank, and thus the net income of the bank. Because of a one-time assessment credit based on deposit premiums that the subsidiary banks of PNC had paid prior to 1996, the deposit insurance assessment for PNC’s subsidiary banks should be substantially offset for at least the next two years.

FDIC deposit insurance premiums are “risk based”; therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

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

SECURITIES AND RELATED REGULATION

The SEC, together with either the OCC or the Federal Reserve, regulates our registered broker-dealer subsidiaries. These subsidiaries are also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc. (“NASD”), among others. Hilliard Lyons is also a member of the New York Stock Exchange and subject to its regulations and supervision.

Several of our subsidiaries are registered with the SEC as investment advisers and, therefore, are subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder. The principal purpose of the regulations applicable to investment advisers is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of investment advisors. The regulations applicable to investment advisers cover all aspects of the investment advisory business, including limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients; record-keeping; operational, marketing and reporting requirements; disclosure requirements; limitations on principal transactions between an adviser or its affiliates and advisory clients; as well as general anti-fraud prohibitions. These investment advisory subsidiaries also may be subject to state securities laws and regulations. In addition, our investment advisory subsidiaries that are investment advisors to registered investment companies and other managed accounts are subject to the requirements of the Investment Company Act of 1940, as amended, and the SEC’s regulations thereunder. PFPC is subject to regulation by the SEC as a service provider to registered investment companies.

Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-

regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of investment advisers. The profitability of investment advisers could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

Recently, the SEC and other governmental agencies have been investigating the mutual fund industry, including its service providers. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, intended to reform the regulation of this industry. The effect of regulatory reform has, and is likely to continue to, increase the extent of regulation of the mutual fund industry and impose additional compliance obligations and costs on our subsidiaries involved with that industry.

Under various provisions of the federal securities laws (including in particular those applicable to broker-dealers, investment advisers and registered investment companies and their service providers), a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, a limitation of permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets. In addition, expansion of activities of a broker-dealer generally requires approval of the New York Stock Exchange and/or NASD, and regulators may take into account a variety of considerations in acting upon such applications, including internal controls, capital, management experience and quality, and supervisory concerns.

BlackRock has subsidiaries in securities and related businesses subject to SEC and NASD regulation, as described above. For additional information about the regulation of BlackRock, we refer you to the discussion under the “Regulation” section of Item 1 Business in BlackRock’s most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC’s website at www.sec.gov.

COMPETITION We are subject to intense competition from various financial institutions and from non-bank entities that engage in similar activities without being subject to bank regulatory supervision and restrictions.

In making loans, our subsidiary banks compete with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders, and institutional investors including CLO managers, hedge funds, mutual fund complexes and private equity firms. Loan pricing, structure and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to capital markets. Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars.

Our subsidiary banks compete for deposits with the following:

•	Other commercial banks,
•	Savings banks,
•	Savings and loan associations,
•	Credit unions,
•	Treasury management service companies,
•	Insurance companies, and
•	Issuers of commercial paper and other securities, including mutual funds.

Our various non-bank businesses engaged in investment banking and private equity activities compete with the following:

•	Commercial banks,
•	Investment banking firms,
•	Merchant banks,
•	Insurance companies,
•	Private equity firms, and
•	Other investment vehicles.

In providing asset management services, our businesses compete with the following:

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

EMPLOYEES Period-end employees totaled 23,783 at December 31, 2006 (comprised of 21,455 full-time and 2,328 part-time employees).

SEC REPORTS AND CORPORATE GOVERNANCE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC File Number is 001-09718. You may read and copy this information at the SEC’s Public Reference Room located at 100 F Street NE, Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

You can also obtain copies of this information by mail from the Public Reference Section of the SEC, 100F Street, N.E., Washington, D.C. 20549, at prescribed rates.

The SEC also maintains an internet World Wide Web site that contains reports, proxy and information statements, and other information about issuers, like us, who file electronically with the SEC. The address of that site is www.sec.gov. You can also inspect reports, proxy statements and other information about us at the offices of The New York Stock Exchange, 20 Broad Street, New York, New York 10005.

We also make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. PNC’s corporate internet address is www.pnc.com and you can find this information under “About PNC – Investor Relations – Financial Information – SEC filings – Form 10-K. ” Shareholders and bondholders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via e-mail at web.queries@computershare.com for copies without exhibits, or by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com for copies of exhibits. We filed the certifications of our Chairman and Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to our Annual Report on Form 10-K for 2005 with the SEC as exhibits to that Report and have filed the CEO and CFO certifications required by Section 302 of that Act with respect to this Form 10-K as exhibits to this Report.

Information about our Board and its committees and corporate governance at PNC is available on PNC’s corporate website at www.pnc.com under “About PNC – Investor Relations – Corporate Governance.” Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Corporate Secretary, at corporate headquarters at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. Copies will be provided without charge to shareholders.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PNC.” Our Chairman and Chief Executive Officer submitted the required annual CEO’s Certification regarding the NYSE’s corporate governance listing standards (a Section 12(a) CEO Certification) to the NYSE within 30 days after our 2006 annual shareholders meeting.

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

There are risks that are known to exist at the outset of a transaction. For example, every loan transaction presents credit risk (the risk that the borrower may not perform in accordance with contractual terms) and interest rate risk (a potential loss in earnings or economic value due to adverse movement in market interest rates or credit spreads), with the nature and extent of these risks principally depending on the identity of the borrower and overall economic conditions. These risks are inherent in every loan transaction; if we wish to make loans, we must manage these risks through the terms and structure of the loans and through management of our deposits and other funding sources. The success of our business is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can balance appropriately revenue generation and profitability with these inherent risks. We discuss our principal risk management processes and, in appropriate places, related historical performance in the Risk Management section included in Item 7 of this Report.

The following are the key risk factors that affect us. These risk factors are also discussed further in other parts of this Report.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could adversely affect our business and operating results.

PNC’s business could be adversely affected to the extent that weaknesses in business and economic conditions have direct or indirect impacts on us or on our customers and counterparties. These conditions could lead, for example, to one or more of the following:

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

Although many of our businesses are national and some are international in scope, our retail banking business is concentrated within our retail branch network footprint (Delaware, Indiana, Kentucky, New Jersey, Ohio, Pennsylvania, and the greater Washington, D.C. area, including Maryland and Virginia), and thus that business is particularly vulnerable to adverse changes in economic conditions in these regions.

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

Given our business mix, our traditional banking activities of gathering deposits and extending loans, and the fact that most of our assets and liabilities are financial in nature, we tend to be particularly sensitive to market interest rate movement and the performance of the financial markets. In addition to the impact on the economy generally, with some of the potential effects outlined above, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•

Such changes could affect the difference between the interest that we earn on assets and the interest that we pay on liabilities, as well as the value of some or all of our on-balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold or of our equity funding obligations;

•	To the extent to which we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or our ability to raise such funds; and
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

We operate in a highly competitive environment, both in terms of the products and services we offer, the geographic markets in which we conduct business, as well as our labor markets and competition for talented employees. Competition could adversely impact our customer acquisition, growth and retention, as well as our credit spreads and product pricing, causing us to lose market share and deposits and revenues.

We are subject to intense competition from various financial institutions and from non-bank entities that engage in similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in Item 1 under “Competition.”

In all, the principal bases for competition are pricing (including the interest rates charged on loans or paid on interest-bearing deposits), structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is important not only with respect to delivery of financial services but also in processing information. Each of our businesses consistently must make significant technological investments to remain competitive.

A failure to address adequately the competitive pressures we face could make it harder for us to attract and retain customers across our businesses. On the other hand, meeting these competitive pressures could require us to incur significant additional expenses or to accept risk beyond what we would otherwise view as desirable under the circumstances. In addition, in our interest sensitive businesses, pressures to increase rates on deposits or decrease rates on loans could reduce our net interest margin with a resulting negative impact on our net interest income. Any of these results would likely have an adverse effect on our overall financial performance.

We grow our business in part by acquiring from time to time other financial services companies, and these acquisitions present us with a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

Acquisitions of other financial services companies also present risks to PNC other than those presented by the nature of the business acquired. In particular, acquisitions may be substantially more expensive to complete (including costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues relating to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs and expenses arising as a result of those issues.

Our pending acquisition of Mercantile presents many of the risks and uncertainties related to acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing described above.

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

Over the last several years, there has been an increasing regulatory focus on compliance with anti-money laundering laws and regulations, resulting in, among other things, several significant publicly-announced enforcement actions. There has also been a heightened focus recently, by customers and the media as well as by regulators, on the protection of confidential customer information. A failure to have adequate procedures to comply with anti-money laundering laws and regulations or to protect the confidentiality of customer information could expose us to damages, fines and regulatory penalties, which could be significant, and could also injure our reputation with customers and others with whom we do business.

We must comply with generally accepted accounting principles established by the Financial Accounting Standards Board, rules set forth by the SEC, income tax regulations established by the Department of the Treasury, and revenue rulings and other guidance issued by the Internal Revenue Service, which affect our financial condition and results of operations.

Changes in accounting standards, or interpretations of those standards, can impact our revenue recognition and expense policies and affect our estimation methods used to prepare the consolidated financial statements. Changes in income tax regulations, revenue rulings, revenue procedures, and other guidance can impact our tax liability and alter the timing of cash flows associated with tax deductions and payments. New guidance often dictates how changes to standards and regulations are to be presented in our consolidated financial statements, as either an adjustment to beginning retained earnings for the period or as income or expense in current period earnings. Certain changes may also be required to be applied retrospectively.

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

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, including our ability to anticipate the nature of any such event that occurs. The adverse impact of natural disasters or terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon.

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

We own or lease numerous other premises for use in conducting business activities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate. We include here by reference the additional information regarding our properties in Note 10 Premises, Equipment and Leasehold Improvements in the Notes To Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 – LEGAL PROCEEDINGS

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries. There also are threatened additional proceedings arising out of the same matters. One of the lawsuits was brought on Adelphia’s behalf by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding and was removed to the United States District Court for the Southern District of New York by order dated February 9, 2006. The other lawsuits, one of which is a putative consolidated class action, were brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in that district court. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims, including violations of federal securities and other federal laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. The bank defendants, including the PNC defendants, have entered into a settlement of the consolidated class action referred to above. This settlement was approved by the district court in November 2006. In December 2006, a group of class members appealed the order approving the settlement agreement to the United States Court of Appeals for the Second Circuit. The amount for which we would be responsible under this settlement is insignificant. We believe that we have defenses to the claims against us in these lawsuits, as well as potential claims against third parties, and intend to defend the remaining lawsuits vigorously. These lawsuits involve complex issues of law and fact, presenting complicated relationships among the many financial and other participants in the events giving rise to these lawsuits, and have not progressed to the point where we can predict the outcome of the remaining lawsuits other than the one for which a settlement is pending. It is not possible to determine what the likely aggregate recoveries on the part of the plaintiffs in these remaining matters might be or the portion of any such recoveries for which we would ultimately be responsible, but the final consequences to PNC could be material.

In April 2005, an amended complaint was filed in the putative class action against PNC, PNC Bank, N.A., our Pension Plan and its Pension Committee in the United States District Court for the Eastern District of Pennsylvania (originally filed in December 2004). The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula into a “cash balance” formula, the design and continued operation of the Plan, and other related matters. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter. Plaintiffs also seek to represent a subclass of all current and former employee participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter who were or would have become eligible for an early retirement subsidy under the former Plan at some time prior to the date of the amended complaint. The plaintiffs are seeking unquantified damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. In November 2005, the court granted our motion to dismiss the amended complaint. Plaintiffs appealed this ruling to the United States Court of Appeals for the Third Circuit, which affirmed the district court ruling in an opinion dated January 30, 2007. On February 13, 2007, plaintiffs filed in the court of appeals a petition for rehearing. Plaintiffs may seek further judicial review of the dismissal of their complaint.

In March 2006, a first amended complaint was filed in the United States District Court for the Eastern District of Texas by Data Treasury Corporation against PNC and PNC Bank,

N.A., as well as more than 50 other financial institutions, vendors, and other companies, claiming that the defendants are infringing, and inducing or contributing to the infringement of, the plaintiff’s patents, which allegedly involve check imaging, storage and transfer. The plaintiff seeks unspecified damages and interest and trebling of both, attorneys’ fees and other expenses, and injunctive relief against the alleged infringement. We are not in a position to assess the likely outcome of this matter, including our exposure, if any. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously. In January 2007, the district court entered an order staying the claims asserted against PNC under two of the four patents allegedly infringed by PNC, pending reexamination of these patents by the United States Patent and Trademark Office. The lawsuit will proceed with respect to the other two patents. Further, the stay may be lifted once the Patent and Trademark Office completes its reexamination.

In August 2006, a lawsuit was filed in the United States District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing L. P. (“RAKTL”) against PNC, PNC Bank, N.A., and other defendants. In September 2006, this lawsuit was divided into separate actions, and amended complaints were then filed, one of which was against PNC and PNC Bank, N.A. This lawsuit is one of many related RAKTL patent infringement actions pending in various federal district courts against a large number of defendants. Each of the actions involves a single family of related patents that RAKTL refers to as the “interactive call processing patents.” The amended complaint alleged that PNC and PNC Bank, N.A. are infringing, and inducing or contributing to the infringement of, certain of the plaintiff’s patents. In January 2007, the court dismissed the lawsuit against PNC following a settlement under which PNC and its affiliates received a non-exclusive license covering patents held by RAKTL. As part of the settlement, we agreed to pay a licensing fee to RAKTL. The amount of the fee is not material to PNC.

In its Form 10-Q for the quarter ended March 31, 2005, Riggs disclosed a number of pending lawsuits. All material lawsuits have been finally resolved, except one where a settlement agreement has been reached, subject to final documentation. The pending settlement is not material to PNC.

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

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of our Incentive Savings Plan (“Plan”) in connection with the Administrative Committee’s conduct relating to our common stock held by the Plan. Both the Administrative Committee and PNC have cooperated fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. (“IFS”) to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities class action litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority includes representing the Plan’s interests in connection with the Restitution Fund set up under the Deferred Prosecution Agreement. The Department of Labor has communicated with IFS in connection with the engagement.

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

In December 2004, we entered into a tentative settlement of the consolidated class action. In March 2005, the parties filed a stipulation of settlement of this lawsuit with the United States District Court for the Western District of Pennsylvania. This settlement also covered claims by the plaintiffs against AIG Financial Products and others related to the PAGIC transactions.

In July 2006, the district court approved this settlement. The defendant in that class action not participating in this settlement, our former independent auditors for the years ended 2001 and before, had objected to it and, on August 10, 2006, appealed the decision of the district court approving the settlement to the United States Court of Appeals for the Third Circuit.

On December 20, 2006, our former independent auditors for the years ended 2001 and before filed with the district court a tentative settlement agreement with the plaintiffs regarding the plaintiffs’ claims against it. This tentative settlement remains subject to court approval. If this tentative settlement agreement is finally approved by the court and after it becomes effective, this defendant will dismiss its appeal of the court’s approval of our settlement, which would then become final.

In December 2004, we also settled all claims between us, on the one hand, and AIG Financial Products and its affiliate, American International Surplus Lines Insurance Company (“AISLIC”), on the other hand, related to the PAGIC transactions. AIG Financial Products was our counterparty in the PAGIC transactions, and AISLIC is one of the insurers under our Executive Blended Risk insurance coverage. Subsequently, we settled claims against two of the other insurers under our Executive Blended Risk insurance coverage, as described below. Each of the amounts in these settlements represents a portion of the insurer’s share of our overall claim against our insurers with respect to any amounts disbursed out of the Restitution Fund. We are preserving our claim against our insurers with which we have not settled.

The following are the key elements of these settlements that remain conditional at present, pending resolution of the appeal of the district court’s approval of the settlement of the consolidated class action:

•

Payments into Settlement Fund. The insurers under our Executive Blended Risk insurance coverage have funded $30 million to be used for the benefit of the class. Third parties have funded additional amounts to be used for the same purpose. The plaintiffs have been in contact with Mr. Fryman, the administrator of the Restitution Fund, and intend to coordinate the administration and distribution of these settlement funds with the distribution of the Restitution Fund. Neither PNC nor any of our current or former officers, directors or employees will be required to contribute any funds to this settlement.

•

Assignment of Claims. We have assigned to the plaintiffs claims we may have against our former independent auditors for the years ended 2001 and before and all other unaffiliated third parties (other than AIG Financial Products and its predecessors, successors, parents, subsidiaries, affiliates and their respective directors, officers and employees (collectively, “AIG”)) relating to the subject matter of this lawsuit.

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

behalf of our Incentive Savings Plan and its participants are being resolved and the class covered by the settlement has been expanded to include participants in the Plan. The Department of Labor is not, however, a party to this settlement and thus the settlement does not necessarily resolve its investigation. In addition, the derivative claims asserted by one of our putative shareholders and any other derivative demands that may be filed in connection with the PAGIC transactions are being resolved as a result of the settlement of the consolidated class action.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT Information regarding each of our executive officers as of February 16, 2007 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed(1)
James E. Rohr	58	Chairman and Chief Executive Officer (2)	1972

Joseph C. Guyaux	56	President	1972

William S. Demchak	44	Vice Chairman	2002

William C. Mutterperl	60	Vice Chairman	2002

Timothy G. Shack	56	Executive Vice President and Chief Information Officer	1976

Thomas K. Whitford	50	Executive Vice President and Chief Risk Officer	1983

Michael J. Hannon	50	Senior Vice President and Chief Credit Policy Officer	1982

Richard J. Johnson	50	Senior Vice President and Chief Financial Officer	2002

Samuel R. Patterson	48	Senior Vice President and Controller	1986

Helen P. Pudlin	57	Senior Vice President and General Counsel	1989

John J. Wixted, Jr.	55	Senior Vice President and Chief Compliance and Regulatory Officer	2002
(1)	Where applicable, refers to year employed by predecessor company.
(2)	Also serves as a director of PNC.

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

DIRECTORS OF THE REGISTRANT The name, age and principal occupation of each of our directors as of February 16, 2007, and the year he or she first became a director is set forth below:

•	Paul W. Chellgren, 64, Operating Partner, SPG Partners, LLC, (1995),

•	Robert N. Clay, 60, President and Chief Executive Officer of Clay Holding Company (investments), (1987),

•	J. Gary Cooper, 70, Chairman of Commonwealth National Bank (community banking), (2002),

•	George A. Davidson, Jr., 68, Retired Chairman of Dominion Resources, Inc. (public utility holding company), (1988),

•	Kay Coles James, 57, President and Founder of The Gloucester Institute (non-profit), (2006),

•	Richard B. Kelson, 60, Operating Advisor, Pegasus Capital Advisors, L.P., (2002),

•	Bruce C. Lindsay, 65, Chairman and Managing Member of 2117 Associates, LLC (advisory company), (1995),

•	Anthony A. Massaro, 62, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (full-line manufacturer of welding and cutting products), (2002),

•	Jane G. Pepper, 61, President of Pennsylvania Horticultural Society (nonprofit membership organization), (1997),

•	James E. Rohr, 58, Chairman and Chief Executive Officer of PNC, (1990),

•	Lorene K. Steffes, 61, Independent Business Advisor, (2000),

•	Dennis F. Strigl, 60, President and Chief Operating Officer of Verizon Communications Inc. (telecommunications), (2001),

•	Stephen G. Thieke, 60, Retired Chairman, Risk Management Committee of JP Morgan Incorporated (financial and investment banking services), (2002),

•	Thomas J. Usher, 64, Retired Chairman of United States Steel Corporation (integrated steelmaker) and Chairman of Marathon Oil Corporation (oil and gas industry), (1992),

•	George H. Walls, Jr., 64, former Chief Deputy Auditor of the State of North Carolina, (2006),

•	Helge H. Wehmeier, 64, Retired President and Chief Executive Officer of Bayer Corporation (healthcare, crop protection, and chemicals), (1992).

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 16, 2007, there were 41,285 common shareholders of record.

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

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and restrictions on loans or advances from bank subsidiaries to the parent company, you may review “Supervision and Regulation” in Item 1 of this Report, “Liquidity Risk Management” in the Risk

Management section and “Perpetual Trust Securities” in the Off-Balance Sheet Arrangements and VIEs section of Item 7 of this Report, and Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the caption “Common Stock Prices/Dividends Declared” in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2006 in the table (with introductory paragraph and notes) that appears under Item 12 of this Report.

Our registrar, stock transfer agent, and dividend disbursing agent is:

Computershare Investor Services, LLC

250 Royall Street

Canton, MA 02021

800-982-7652

(b) Not applicable.

(c) Details of our repurchases of PNC common stock during the fourth quarter of 2006 are included in the following table:

In thousands, except per share data

2006 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – October 31	210	$70.95	95	15,732
November 1 – November 30	871	$69.50	614	15,118
December 1 – December 31	816	$73.09	615	14,503
Total	1,897	$71.21	1,324
(a)	Includes PNC common stock purchased under the program referred to in note (b) to this table and PNC common stock purchased in connection with our various employee benefit plans.
(b)	Our current stock repurchase program, which was authorized as of February 16, 2005, allows us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated.

Common Stock Performance Graph

This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2006, as compared with: (1) a selected peer group of our competitors, called the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of that year. The stock performance graph assumes that $100 was invested on January 1, 2002 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2001 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
PNC	$100	77.60	105.58	115.04	128.36	158.53	9.65%
S&P 500 Index	$100	77.91	100.24	111.14	116.59	134.99	6.18%
S&P 500 Banks	$100	98.96	125.34	143.42	141.37	164.17	10.42%
Peer Group	$100	105.16	124.25	144.53	134.68	158.53	9.65%

The Peer Group for the preceding chart and table consists of the following companies: The Bank of New York Company, Inc.; BB&T Corporation; Fifth Third Bancorp; KeyCorp; National City Corporation; The PNC Financial Services Group, Inc.; SunTrust Banks, Inc.; U.S. Bancorp.; Wachovia Corporation; Regions Financial; and Wells Fargo & Company. The Peer Group shown is the Peer Group approved by the Board’s Personnel and Compensation Committee in 2006. For 2007, the Peer Group will be revised to include Comerica Incorporated and exclude The Bank of New York Company, Inc.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2001 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

In accordance with the rules of the SEC, this section, captioned “Common Stock Performance Graph,” shall not be incorporated by reference into any of our future filings made under the Securities Exchange Act of 1934 or the Securities Act of 1933. The Common Stock Performance Graph, including its accompanying table and footnotes, is not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

ITEM 6 - SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2006 (a)	2005	2004	2003	2002

SUMMARY OF OPERATIONS
Interest income	$4,612	$3,734	$2,752	$2,712	$3,172
Interest expense	2,367	1,580	783	716	975
Net interest income	2,245	2,154	1,969	1,996	2,197
Provision for credit losses	124	21	52	177	309
Noninterest income	6,327	4,173	3,572	3,263	3,197
Noninterest expense	4,443	4,306	3,712	3,467	3,223
Income before minority interests and income taxes	4,005	2,000	1,777	1,615	1,862
Minority interest in income of BlackRock	47	71	42	47	41
Income taxes	1,363	604	538	539	621
Income from continuing operations	2,595	1,325	1,197	1,029	1,200
(Loss) income from discontinued operations, net of tax					(16)
Income before cumulative effect of accounting change	2,595	1,325	1,197	1,029	1,184
Cumulative effect of accounting change, net of tax				(28)
Net income	$2,595	$1,325	$1,197	$1,001	$1,184

PER COMMON SHARE
Basic earnings (loss)
Continuing operations	$8.89	$4.63	$4.25	$3.68	$4.23
Discontinued operations					(.05)
Before cumulative effect of accounting change	8.89	4.63	4.25	3.68	4.18
Cumulative effect of accounting change				(.10)
Net income	$8.89	$4.63	$4.25	$3.58	$4.18
Diluted earnings (loss)
Continuing operations	$8.73	$4.55	$4.21	$3.65	$4.20
Discontinued operations					(.05)
Before cumulative effect of accounting change	8.73	4.55	4.21	3.65	4.15
Cumulative effect of accounting change				(.10)
Net income	$8.73	$4.55	$4.21	$3.55	$4.15
Book value (At December 31)	$36.80	$29.21	$26.41	$23.97	$24.03
Cash dividends declared	$2.15	$2.00	$2.00	$1.94	$1.92
(a)	See Note (a) on page 19.

Certain prior-period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. See Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on significant recent and planned business acquisitions.

For information regarding certain business risks, see Item 1A Risk Factors and the Risk Management section of Item 7 of this Report. Also, see our Cautionary Statement Regarding Forward-Looking Information included in Item 7 of this Report for certain risks and uncertainties that could cause actual results to differ materially from those anticipated in forward-looking statements or from historical performance.

	At or year ended December 31
Dollars in millions, except as noted	2006 (a)	2005	2004	2003	2002

BALANCE SHEET HIGHLIGHTS
Assets	$101,820	$91,954	$79,723	$68,168	$66,377
Loans, net of unearned income	50,105	49,101	43,495	36,303	35,450
Allowance for loan and lease losses	560	596	607	632	673
Securities	23,191	20,710	16,761	15,690	13,763
Loans held for sale	2,366	2,449	1,670	1,400	1,607
Equity investments (b)	5,330	1,323	1,058	997	862
Deposits	66,301	60,275	53,269	45,241	44,982
Borrowed funds (c)	15,028	16,897	11,964	11,453	9,116
Shareholders’ equity	10,788	8,563	7,473	6,645	6,859
Common shareholders’ equity	10,781	8,555	7,465	6,636	6,849

ASSETS ADMINISTERED (in billions)
Managed (d)	$54	$494	$383	$354	$313
Nondiscretionary	86	84	93	87	82

FUND ASSETS SERVICED (in billions)
Accounting/administration net assets	$837	$835	$721	$654	$510
Custody assets	427	476	451	401	336

SELECTED RATIOS
From Continuing Operations
Net interest margin	2.92%	3.00%	3.22%	3.64%	3.99%
Noninterest income to total revenue	74	66	64	62	59
Efficiency	52	68	67	66	60
From Net Income
Return on
Average common shareholders’ equity	27.97	16.58	16.82	15.06	18.83
Average assets	2.73	1.50	1.59	1.49	1.78

Loans to deposits	76	81	82	80	79
Dividend payout	24.4	43.4	47.2	54.5	46.1
Leverage (e)	9.3	7.2	7.6	8.2	8.1
Common shareholders’ equity to total assets	10.6	9.3	9.4	9.7	10.3
Average common shareholders’ equity to average assets	9.8	9.0	9.4	9.9	9.4
(a)	Noninterest income for 2006 included the pretax impact of the following: gain on the BlackRock/Merrill Lynch Investment Managers (“MLIM”) transaction of $2.1 billion; securities portfolio rebalancing loss of $196 million; and mortgage loan portfolio repositioning loss of $48 million. Noninterest expense for 2006 included the pretax impact of BlackRock/MLIM transaction integration costs of $91 million. An additional $10 million of integration costs, recognized in the fourth quarter of 2006, were included in noninterest income as a negative component of the asset management line. The after-tax impact of these items was as follows: BlackRock/MLIM transaction gain - $1.3 billion; securities portfolio rebalancing loss - $127 million; mortgage loan portfolio repositioning loss - $31 million; and BlackRock/MLIM transaction integration costs - $47 million.
(b)	The balance at December 31, 2006 includes our investment in BlackRock.
(c)	Includes long-term borrowings of $6.6 billion, $6.8 billion, $5.7 billion, $5.8 billion and $6.0 billion for 2006, 2005, 2004, 2003 and 2002, respectively.
(d)	Assets under management at December 31, 2006 do not include BlackRock’s assets under management as we deconsolidated BlackRock effective September 29, 2006.
(e)	The leverage ratio represents tier 1 capital divided by adjusted average total assets as defined by regulatory capital requirements for bank holding companies.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States based on assets, with businesses engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania; New Jersey; the greater Washington, DC area, including Maryland and Virginia; Ohio; Kentucky; and Delaware. We also provide certain global fund processing services internationally.

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on achieving revenue growth in our various businesses underpinned by prudent management of risk, capital and expenses. In each of our business segments, the primary drivers of growth are the acquisition, expansion and retention of customer relationships. We strive to achieve such growth in our customer base by providing convenient banking options, leading technological systems and a broad range of fee-based products and services. We also intend to grow through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

In recent years, we have managed our interest rate risk to achieve a moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations and shape of the yield curve. Our actions have created a balance sheet characterized by strong asset quality and flexibility to adjust, where appropriate, to changing interest rates and market conditions.

BLACKROCK/MLIM TRANSACTION

On September 29, 2006, Merrill Lynch contributed its investment management business to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock. BlackRock accounted for the MLIM transaction under the purchase method of accounting.

Immediately following the closing, PNC continued to own approximately 44 million shares of BlackRock common stock, representing an ownership interest of approximately 34% of the combined company after the closing (as compared with 69% immediately prior to the closing). Although PNC’s share ownership percentage declined, PNC’s investment in BlackRock increased due to the increase in total equity recorded by BlackRock as a result of the MLIM transaction.

Further information regarding the BlackRock/MLIM transaction is included in the BlackRock discussion within the Business Segments Review section of this Item 7.

MERCANTILE BANKSHARES ACQUISITION

On October 8, 2006, we entered into a definitive agreement with Mercantile Bankshares Corporation (“Mercantile”) for PNC to acquire Mercantile. Mercantile shareholders will be entitled to .4184 shares of PNC common stock and $16.45 in cash for each share of Mercantile, or in the aggregate approximately 53 million shares of PNC common stock and $2.1 billion in cash. Based on PNC’s recent stock prices, the transaction is valued at approximately $6.0 billion in the aggregate.

Mercantile is a bank holding company with approximately $18 billion in assets that provides banking and investment and wealth management services through 240 offices in Maryland, Virginia, the District of Columbia, Delaware and southeastern Pennsylvania. This transaction will enable us to significantly expand our presence in the mid-Atlantic region, particularly within the attractive Baltimore and Washington, DC markets.

Our Mercantile integration strategy development and planning is progressing on track and has achieved several important objectives, including identifying leadership personnel for certain key positions within the Mercantile service territory. Our priority for the integration is the retention of customers and customer-facing staff. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in March 2007.

THE ONE PNC INITIATIVE

The One PNC initiative began in January 2005 and is an ongoing, company-wide initiative with goals of moving closer to the customer, improving our overall efficiency and targeting resources to more value-added activities. PNC expects to realize $400 million of total annual pretax earnings benefit by mid-2007 from this initiative.

PNC plans to achieve approximately $300 million of cost savings through a combination of workforce reduction and other efficiencies. Approximately 3,000 positions had been eliminated through December 31, 2006. We recognized employee severance and other implementation costs of $11 million in 2006 and $54 million in 2005. Estimated remaining charges to be incurred in early 2007 are not significant. In addition, PNC intends to achieve at least $100 million in net revenue growth through the implementation of various pricing and business growth enhancements driven by the One PNC initiative. The initiative is progressing according to plan.

We realized a net pretax financial benefit from the One PNC program of approximately $265 million in 2006. We achieved an annualized run rate benefit of $320 million in the fourth quarter of 2006.

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

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success in 2007 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	The successful consummation and integration of the planned Mercantile acquisition,
•	Revenue growth,
•	A sustained focus on expense management and efficiency,
•	Maintaining strong overall asset quality, and
•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

	Year ended December 31
In billions, except for per share data	2006	2005
Net income	$2.595	$1.325
Diluted earnings per share	$8.73	$4.55
Return on
Average common shareholders’ equity	27.97%	16.58%
Average assets	2.73%	1.50%

Net income for 2006 included the after-tax impact of the following items:

•	The third quarter gain on the BlackRock/MLIM transaction of $1.3 billion, or $4.36 per diluted share;
•	The third quarter securities portfolio rebalancing loss of $127 million, or $.43 per diluted share;
•	BlackRock/MLIM transaction integration costs of $47 million, or $.16 per diluted share, and
•	The third quarter mortgage loan portfolio repositioning loss of $31 million, or $.10 per diluted share.

The aggregate impact of these items increased 2006 net income by $1.1 billion, or $3.67 per diluted common share.

We refer you to the Consolidated Income Statement Review portion of the 2005 Versus 2004 section of this Item 7 for significant items impacting 2005 results.

Our performance in 2006 included the following accomplishments:

•	Our total assets at December 31, 2006 exceeded $100 billion for the first time, as further detailed in the Consolidated Balance Sheet Review section of this Item 7.
•

Average total loans of $49.6 billion for 2006 increased $2.2 billion, or 5%, compared with 2005. Amounts for 2005 included $1.7 billion of average loans related to the Market Street Funding LLC (“Market Street”) commercial paper conduit that we deconsolidated in October 2005, while total 2006 average loans were impacted by the $.5 billion decline in average residential mortgage loans related to PNC’s third quarter 2006 balance sheet repositioning. Apart from the impact of these actions, the increase was largely due to growth in commercial, residential mortgage and commercial real estate loans.

•

Average total deposits increased $5.7 billion, or 10%, compared with the prior year, primarily the result of an increase in interest-bearing deposits as customers continued to shift deposits to higher-return accounts and other products.

•	Asset quality remained very strong. Nonperforming loans totaled $147 million at December 31, 2006, a decline of $43 million, or 23%, compared with the balance at December 31, 2005.

BALANCE SHEET HIGHLIGHTS

Total average assets were $95.0 billion for 2006 compared with $88.5 billion for 2005. Average interest-earning assets were $77.7 billion for 2006 compared with $73.0 billion in 2005, an increase of $4.7 billion or 6%. Increases of $2.2 billion in average loans and $2.0 billion in average securities were the primary factors for the increase in average interest-earning assets.

Average total loans were $49.6 billion in 2006 and $47.4 billion for 2005. This increase was driven by continued improvements in market loan demand and targeted sales efforts across our banking businesses, as well as the full year impact of our expansion into the greater Washington, D.C. area, which began in May 2005. The increase in average total loans reflected growth in commercial loans of $1.2 billion, residential mortgages of $.8 billion and commercial real estate loans of $.6 billion, partially offset by modest declines in consumer and lease financing loans. In addition, average total loans for 2005 included $1.7 billion related to Market Street for the period prior to our deconsolidation of that entity in October 2005. Loans represented 64% of average interest-earning assets for 2006 and 65% for 2005.

Average securities totaled $21.3 billion in 2006 and $19.3 billion for 2005. The overall higher average securities balances reflected our desire to continue investing through the interest rate cycle and the full year impact of our May 2005 Riggs acquisition. The $2.0 billion increase over 2005 reflected an increase of $4.0 billion in mortgage-backed, asset-backed and other debt securities, partially offset by a $2.0 billion decline in US Treasury and government agencies securities. Our third quarter 2006 securities portfolio rebalancing actions are further described in the Consolidated Balance Sheet Review section of this Item 7. Securities comprised 27% of average interest-earning assets for 2006 and 26% for 2005.

Average total deposits were $63.3 billion for 2006 compared with $57.6 billion for 2005. The increase in average total deposits was driven primarily by the impact of higher certificates of deposit, money market account and noninterest-bearing deposit balances, and by higher Eurodollar deposits. Growth in deposits from commercial mortgage loan servicing activities also contributed to the increase compared with 2005. Similar to its impact on average loans and securities described above, our expansion into the greater Washington, DC area also contributed to the increase in average total deposits. Average total deposits represented 67% of total sources of funds for 2006 and 65% for 2005. Average transaction deposits were $42.3 billion for 2006 and $39.5 billion for 2005.

Average borrowed funds were $15.0 billion for 2006 and $16.2 billion for 2005. Commercial paper declined $2.1 billion in the comparison as 2005 included $1.8 billion of commercial paper related to Market Street, which was deconsolidated in October 2005. Apart from the decrease in commercial paper, average borrowed funds increased $.9 billion in 2006 compared with the prior year primarily due to net increases in fed funds purchased.

Shareholders’ equity totaled $10.8 billion at December 31, 2006, compared with $8.6 billion at December 31, 2005. The increase of $2.2 billion in total shareholders’ equity compared with December 31, 2005 reflected the impact of 2006 net income on retained earnings and an increase in capital surplus in connection with the BlackRock/MLIM transaction.

LINE OF BUSINESS HIGHLIGHTS

We refer you to Item 1 of this Report for an overview of our business segments in Review of Lines of Business and to the “Results of Businesses – Summary” table in the Business Segments Review section of this Item 7. Total business segment earnings were $1.5 billion for 2006 and $1.4 billion for 2005.

See Note 21 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report for a reconciliation of total business segment earnings to total PNC consolidated earnings as reported on a GAAP basis.

Retail Banking

Retail Banking’s 2006 earnings increased $83 million, or 12%, to $765 million compared with 2005. Revenue increased 9% and noninterest expense increased 6% compared with the prior year, creating positive operating leverage. The increase in earnings was driven by improved fee income from customers, higher taxable-equivalent net interest income fueled by continued customer and balance sheet growth, and a sustained focus on expense management. Positive operating leverage allows for annual earnings growth as well as the ability to reinvest in the business for future growth.

Corporate & Institutional Banking

Earnings from Corporate & Institutional Banking for 2006 totaled $463 million compared with $480 million for 2005. This decline was primarily attributable to the year-over- year $72 million change in the provision for credit losses principally as a result of a $53 million loan recovery recognized in the second quarter of 2005. The provision for credit losses was $42 million in 2006. In addition, the comparison was impacted by a $137 million increase in total revenue while noninterest expenses grew by $91 million in 2006 compared with 2005.

BlackRock

Our BlackRock business segment earned $187 million for 2006 and $152 million for 2005. These amounts represent BlackRock’s contribution to PNC’s earnings, including the impact of minority interest expense, as applicable, and additional income taxes recognized by PNC related to BlackRock’s earnings. For our BlackRock business segment reporting presentation in this Item 7, we have reflected our portion of the 2006 BlackRock/MLIM integration costs in “Other” rather than in earnings from our BlackRock investment. BlackRock business segment earnings for 2006 reflected higher investment advisory and administration fees due to an increase in assets under management and increased performance fees. These factors more than offset the increase in expense due to increased compensation and benefits and higher general and administration expense, and a one-time expense of $34 million incurred during the first quarter of 2006 related to the January 2005 acquisition of State Street Research and Management.

For 2004, 2005 and the nine months ended September 30, 2006, our Consolidated Income Statement included our former 69%-71% ownership interest in BlackRock’s net income through the BlackRock/MLIM transaction closing date. However, beginning September 30, 2006, our Consolidated Balance Sheet no longer reflected the consolidation of BlackRock’s balance sheet but recognized our 34% ownership interest in BlackRock as an investment accounted for under the equity method. Our share of BlackRock’s net income is now reported within asset management noninterest income in our Consolidated Income Statement.

PFPC

PFPC’s earnings of $124 million in 2006 increased $20 million, or 19%, compared with $104 million in 2005. Earnings for 2006 included the impact of a $14 million reversal of deferred taxes related to earnings from a foreign subsidiary following management’s determination that the earnings would be indefinitely reinvested outside of the United States. Earnings for 2005 included the after-tax impact of a one-time termination fee of $6 million and a prepayment penalty of $5 million, along with $4 million of various tax benefits. Higher earnings in 2006 reflected servicing revenue contributions from several growth areas of the business and the successful implementation of expense control initiatives.

Other

“Other” earnings for 2006 totaled $1.1 billion, while “Other” 2005 was a net loss of $93 million. “Other” earnings for 2006 included the $1.3 billion after-tax gain on the BlackRock/MLIM transaction recorded in the third quarter of 2006, partially offset by the impact of charges related to the following, on an after-tax basis:

•	Third quarter 2006 balance sheet repositioning activities amounting to $158 million, and
•	BlackRock/MLIM integration costs of $47 million.

“Other” for 2005 included the impact of implementation costs related to the One PNC initiative totaling $35 million after-tax, net securities losses of $27 million after-tax, and Riggs acquisition integration costs totaling $20 million after-tax. These factors were partially offset by the first quarter 2005 benefit recognized from a $45 million deferred tax liability reversal related to the internal transfer of our investment in BlackRock as described above under Summary Financial Results.

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

NET INTEREST INCOME - GAAP RECONCILIATION

The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we also provide net interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP.

A reconciliation of net interest income as reported in the Consolidated Income Statement (GAAP basis) to net interest income on a taxable-equivalent basis follows (in millions):

	For the year ended December 31,
	2006	2005	2004
Net interest income, GAAP basis	$2,245	$2,154	$1,969
Taxable-equivalent adjustment	25	33	20
Net interest income, taxable- equivalent basis	$2,270	$2,187	$1,989

Taxable-equivalent net interest income increased $83 million, or 4%, in 2006 compared with 2005. The increase reflected the impact of the 6% increase in average interest-earning assets during 2006 partially offset by a decline in the net interest margin as further described below.

NET INTEREST MARGIN

The net interest margin was 2.92% in 2006 compared with 3.00% for 2005, an 8 basis point decline. The following factors contributed to the decline in net interest margin in 2006:

•

An increase in the average rate paid on interest-bearing deposits of 104 basis points for 2006 compared with the 2005 period. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 111 basis points.

•	An increase in the average rate paid on borrowed funds of 147 basis points for 2006 compared with 2005.

•	By comparison, the yield on interest-earning assets increased only 81 basis points. Loans, the single largest component, increased 83 basis points.
•	These factors were partially offset by the favorable impact on net interest margin in 2006 of an increase of 20 basis points related to noninterest-bearing sources of funding.

The average federal funds rate for 2006 was 4.97% compared with 3.21% for 2005.

We believe that net interest margins for our industry will continue to be challenged if the yield curve remains flat or inverted, as competition for loans and deposits remains intense, as customers continue to migrate from lower cost to higher cost deposits or other products and as the benefit of adding investment securities is diminished.

From PNC’s perspective, we believe that net interest income will increase and net interest margin will remain relatively stable in 2007 compared with 2006. However, due to seasonal factors in the first quarter of the year, we expect that our net interest margin will be pressured and that our net interest income will be relatively flat for the first quarter of 2007. These projections are based on assumptions underlying our most likely net interest income scenario, which may change over time.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $124 million for 2006 compared with $21 million for 2005. The provision for credit losses for 2005 included the benefit of a $53 million loan recovery in the second quarter of that year resulting from a litigation settlement. In addition to this item, the increase in the provision for credit losses in 2006 reflected the following factors:

•	The impact of overall loan growth, as average total loans increased $2.2 billion in 2006 compared with the prior year;
•	The effect of a single large overdraft situation that occurred during the second quarter of 2006, and
•	Growth in unfunded commitments.

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

See the Credit Risk Management portion of the Risk Management section of this Item 7 for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income was $6.327 billion for 2006 and $4.173 billion for 2005. Noninterest income for 2006 included the impact of the gain on the BlackRock/MLIM transaction, which totaled $2.078 billion, partially offset by the effects of our third quarter 2006 balance sheet repositioning activities that resulted in charges totaling $244 million.

Additional analysis

Asset management fees amounted to $1.420 billion for 2006 and $1.443 billion for 2005, a decline of $23 million. Our equity income from BlackRock was included in asset management fees beginning with the fourth quarter of 2006. Asset management fees for 2005 and the first nine months of 2006 reflected the impact of BlackRock’s revenue on a consolidated basis.

Assets managed at December 31, 2006 totaled $54 billion compared with $494 billion at December 31, 2005 and reflected the deconsolidation of BlackRock effective September 29, 2006. We refer you to the Retail Banking section of the Business Segments Review section of this Item 7 for further discussion of Retail Banking’s assets under management.

Fund servicing fees increased $23 million in 2006, to $893 million, compared with $870 million in the prior year. Included in these amounts were distribution/out-of-pocket revenue amounts at PFPC totaling $170 million in 2006 and $147 million in 2005, the impacts of which were offset by expenses in the same amounts in each year.

PFPC provided fund accounting/administration services for $837 billion of net fund assets and provided custody services for $427 billion of fund assets at December 31, 2006, compared with $835 billion and $476 billion, respectively, at December 31, 2005. The decrease in custody fund assets at December 31, 2006 compared with December 31, 2005 resulted primarily from the deconversion of a major client during the first quarter of 2006, which was partially offset by new business, asset inflows from existing customers, and equity market appreciation.

Service charges on deposits increased $40 million, to $313 million, for 2006 compared with 2005. Customer growth, expansion of the branch network, including our expansion into the greater Washington, DC area that began in May 2005, and various pricing actions resulting from the One PNC initiative all contributed to the increase in 2006.

Brokerage fees increased $21 million, to $246 million, for 2006 compared with the prior year. The increase was primarily due to higher annuity income and mutual fund-related revenues, including favorable production from the fee-based fund advisory business.

Consumer services fees increased $72 million, to $365 million, in 2006 compared with 2005. Higher fees reflected the impact of consolidating our merchant services activities in the fourth quarter of 2005 as a result of our increased ownership interest in the merchant services business. The increase was also due to higher debit card revenues resulting from higher transaction volumes, our expansion into the greater Washington, DC area, and pricing actions related to the One PNC initiative. These factors were partially offset by lower ATM surcharge revenue in 2006 resulting from changing customer behavior and a strategic decision to reduce the out-of-footprint ATM network.

Corporate services revenue was $626 million for 2006, compared with $485 million in 2005. The increase in corporate services revenue compared with the prior year was primarily due to the full year benefit in 2006 of our October 2005 acquisition of Harris Williams.

Equity management (private equity) net gains on portfolio investments totaled $107 million in 2006 and $96 million for 2005. Based on the nature of private equity activities, net gains or losses may be volatile from period to period.

Net securities losses totaled $207 million in 2006 and $41 million in 2005. Our discussion under the Consolidated Balance Sheet Review section of this Item 7 provides additional information regarding actions we took during the third quarter of 2006 that resulted in the sale of approximately $6 billion of securities available for sale at an aggregate pretax loss of $196 million during that quarter.

Noninterest revenue from trading activities, which is primarily customer-related, totaled $183 million in 2006 compared with $157 million for 2005. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Item 7.

Net gains related to our BlackRock investment were $2.066 billion for 2006, comprised of the $2.078 billion gain on the BlackRock/MLIM transaction partially offset by a fourth quarter mark-to-market adjustment of $12 million on our BlackRock long-term incentive plan (“LTIP”) obligation. See the BlackRock portion of the Business Segments Review section of Item 7 of this Report for further information.

Other noninterest income decreased $57 million, to $315 million, in 2006 compared with 2005. Other noninterest income for 2006 included the impact of the following:

•

A $48 million pretax loss incurred in the third quarter of 2006 in connection with the rebalancing of our residential mortgage portfolio. Further information on these actions is included in the Loans Held For Sale portion of the Consolidated Balance Sheet Review section of this Item 7;

•	A $20 million charge for an accounting adjustment related to our trust preferred securities hedges recognized during the third quarter of 2006; and
•	Lower other equity management income.

These factors were partially offset by higher gains on sales of education loans held for sale in 2006 compared with the prior year.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

PRODUCT REVENUE

In addition to credit products to commercial customers, Corporate & Institutional Banking offers treasury management and capital markets-related products and services, commercial loan servicing, and equipment leasing products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $424 million for 2006 and $410 million for 2005. The higher revenue in 2006 reflected continued expansion and client utilization of commercial payment card services, strong revenue growth in various electronic payment and information services, and a steady increase in business-to-business processing volumes, which more than offset the reduced net interest margin due to rising rates.

Revenue from capital markets-related products and services, including mergers and acquisitions advisory activities, was $283 million for 2006 compared with $175 million for 2005. The acquisition of Harris Williams in October 2005 together with improved customer and proprietary trading activities drove the increase in capital markets revenue in the comparison.

Midland Loan Services offers servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes servicing fees and net interest income from servicing portfolio deposit balances, totaled $184 million for 2006 and $144 million for 2005. Revenue growth was primarily driven by growth in the commercial mortgage servicing portfolio and related services.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,
•	Life,
•	Credit life,
•	Health,
•	Disability, and
•	Commercial lines coverage.

Client segments served by these insurance solutions include those in Retail Banking and Corporate & Institutional

Banking. Insurance products are sold by licensed PNC insurance agents and through licensed third-party arrangements. Revenue from these products was $71 million in 2006 and $61 million in 2005. The increase resulted from higher annuity fee revenue.

PNC, through subsidiary companies Alpine Indemnity Limited and PNC Insurance Corp., participates as a direct writer for its general liability, automobile liability, workers’ compensation, property and terrorism insurance programs.

In the normal course of business, Alpine Indemnity Limited and PNC Insurance Corp. maintain insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments. We believe these reserves were adequate at December 31, 2006.

NONINTEREST EXPENSE

Total noninterest expense was $4.443 billion for 2006, an increase of $137 million compared with $4.306 billion for 2005.

Item 6, Selected Financial Data, of this Report includes our efficiency ratios for 2006 and 2005 and notes regarding certain significant items impacting noninterest income and expense in 2006.

Noninterest expense for 2006 included the following:

•

Our share of integration costs related to the BlackRock/MLIM transaction totaling $91 million, which were almost entirely offset by a decrease in other BlackRock expenses of $87 million due to our deconsolidation of BlackRock effective September 29, 2006,

•	An increase of $71 million of expenses related to Harris Williams, which we acquired in October 2005,
•	An increase of $60 million related to the consolidation of our merchant services activities in the fourth quarter of 2005, and
•	An increase of $23 million in PFPC’s distribution/out-of-pocket expenses, the increase of which was entirely offset in noninterest income and which had no impact on our earnings.

Apart from the impact of these items, noninterest expense for 2006 decreased $21 million compared with 2005 as the benefit of the One PNC initiative more than offset the impact of our expansion into the greater Washington, DC area and other investments in the business.

We will have a continued emphasis on expense management in 2007 as we continue our focus on sustaining positive operating leverage.

EFFECTIVE TAX RATE

Our effective tax rate was 34% for 2006 and 30.2% for 2005. The higher effective tax rate in 2006 compared with 2005 reflected the impact of the following:

•	An increase in income taxes related to the third quarter 2006 gain on the BlackRock/MLIM transaction,
•	A $57 million cumulative adjustment to increase deferred income taxes made in the third quarter of 2006 in connection with the BlackRock/MLIM transaction, and
•

The benefit in 2005 of a reversal of deferred tax liabilities in connection with the transfer of our ownership in BlackRock to our intermediate bank holding company. This transaction reduced our first quarter 2005 tax provision by $45 million, or $.16 per diluted share. See Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Going forward, we believe that a more normal effective tax rate for PNC would be approximately 32%.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

December 31 - in millions	2006	2005
Assets
Loans, net of unearned income	$50,105	$49,101
Securities available for sale	23,191	20,710
Loans held for sale	2,366	2,449
Equity investments	5,330	1,323
Other	20,828	18,371
Total assets	$101,820	$91,954
Liabilities
Funding sources	$81,329	$77,172
Other	8,818	5,629
Total liabilities	90,147	82,801
Minority and noncontrolling interests in consolidated entities	885	590
Total shareholders’ equity	10,788	8,563
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$101,820	$91,954

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Item 8 of this Report.

Various seasonal and other factors impact our period-end balances whereas average balances (discussed under the Balance Sheet Highlights section of this Item 7 and included in the Statistical Information section of Item 8 of this Report) are normally more indicative of underlying business trends.

The increase in Equity investments above reflects BlackRock as an equity investment at December 31, 2006. BlackRock’s assets and liabilities were consolidated on our Consolidated Balance Sheet at December 31, 2005.

The impact of the deconsolidation of BlackRock’s balance sheet amounts and recognition of our ownership interest in BlackRock as an equity investment upon the closing of the BlackRock/MLIM transaction is discussed in the BlackRock portion of the Business Segments Review section of this Item 7.

An analysis of changes in selected other balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $1.0 billion, or 2%, as of December 31, 2006 compared with December 31, 2005. Increases in total commercial lending and consumer loans, driven by targeted sales efforts across our banking businesses, more than offset the decline in residential mortgage loans that resulted primarily from our third quarter 2006 mortgage loan repositioning.

Details Of Loans

December 31 - in millions	2006	2005
Commercial
Retail/wholesale	$5,301	$4,854
Manufacturing	4,189	4,045
Other service providers	2,186	1,986
Real estate related	2,825	2,577
Financial services	1,324	1,438
Health care	707	616
Other	4,052	3,809
Total commercial	20,584	19,325
Commercial real estate
Real estate projects	2,716	2,244
Mortgage	816	918
Total commercial real estate	3,532	3,162
Equipment lease financing	3,556	3,628
Total commercial lending	27,672	26,115
Consumer
Home equity	13,749	13,790
Automobile	1,135	938
Other	1,631	1,445
Total consumer	16,515	16,173
Residential mortgage	6,337	7,307
Other	376	341
Unearned income	(795)	(835)
Total, net of unearned income	$50,105	$49,101

As the table above indicates, the loans that we hold continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, the geographic areas where we do business. See Note 7 Loans, Commitments To Extend Credit and Concentrations of Credit Risk in the Notes To

Consolidated Financial Statements in Item 8 of this Report for additional information.

Commercial loans are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $443 million, or 79%, of the total allowance for loan and lease losses at December 31, 2006 to the commercial loan category. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry competition and consolidation,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Commercial Lending Exposure (a)

December 31 - in millions	2006	2005
Investment grade or equivalent	49%	46%
Non-investment grade
$50 million or greater	2%	2%
All other non-investment grade	49%	52%
Total	100%	100%
(a)	Includes total commercial, commercial real estate, and equipment lease financing categories.

Net Unfunded Credit Commitments

December 31 - in millions	2006	2005
Commercial	$31,009	$27,774
Consumer	10,495	9,471
Commercial real estate	2,752	2,337
Other	579	596
Total	$44,835	$40,178

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $8.3 billion at December 31, 2006 and $6.7 billion at December 31, 2005. Consumer home equity lines of credit accounted for 74% of consumer unfunded credit commitments.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $6.0 billion at December 31, 2006 and $5.1 billion at December 31, 2005 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

In addition to credit commitments, our net outstanding standby letters of credit totaled $4.4 billion at December 31, 2006 and $4.2 billion at December 31, 2005. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur. At December 31, 2006, the largest industry concentration was for general medical and surgical hospitals, which accounted for approximately 5% of the total letters of credit and bankers’ acceptances.

Leases and Related Tax and Accounting Matters

The equipment lease portfolio totaled $3.6 billion at December 31, 2006. Aggregate residual value at risk on the lease portfolio at December 31, 2006 was $1.1 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. The portfolio included approximately $1.7 billion of cross-border leases at December 31, 2006. Cross-border leases are leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We have not entered into cross-border lease transactions since 2003.

Upon completing an examination of our 1998-2000 and 2001-2003 consolidated federal income tax returns, the IRS provided us with examination reports which propose increases in our tax liability, principally arising from adjustments to the timing of tax deductions from several of our cross-border lease transactions.

While the situation with respect to these proposed adjustments remains unresolved, we believe our reserves for these exposures were appropriate at December 31, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 became effective January 1, 2007 and requires a recalculation of the timing of income recognition and the reevaluation of lease classification for actual or projected changes in the timing of tax benefits for leveraged leases. Any cumulative adjustment must be recognized through retained earnings upon adoption of FSP 13-2. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. Effective January 1, 2007, we recorded a cumulative adjustment to beginning retained earnings from the recalculations of $149 million, after-tax, as required by FSP 13-2. This adjustment was based on our best estimate as to the timing and amount of ultimate settlement of this exposure. Any immediate or future reductions in earnings from our adoption of FSP 13-2 would be recovered in subsequent years.

The US Senate has passed a bill that, if it became law, would have an adverse impact on the tax treatment for our cross-border lease transactions. The US House of Representatives has passed a different version of this legislation that does not contain any provisions relating to the taxation of cross-border lease transactions. The differences between the two versions of this legislation will be resolved in conference. We cannot predict whether or not any new law impacting the tax treatment for our cross-border lease transactions will be enacted.

In addition to these transactions, three lease-to-service contract transactions that we were party to were structured as partnerships for tax purposes. However, we do not believe that our exposure from these transactions is material to our consolidated results of operations or financial position.

SECURITIES

Details Of Securities (a)

	Amortized	Fair
In millions	Cost	Value
December 31, 2006
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$611	$608
Mortgage-backed	17,325	17,208
Commercial mortgage-backed	3,231	3,219
Asset-backed	1,615	1,609
State and municipal	140	139
Other debt	90	87
Corporate stocks and other	321	321
Total securities available for sale	$23,333	$23,191
December 31, 2005
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,816	$3,744
Mortgage-backed	13,794	13,544
Commercial mortgage-backed	1,955	1,919
Asset-backed	1,073	1,063
State and municipal	159	158
Other debt	87	86
Corporate stocks and other	196	196
Total securities available for sale	$21,080	$20,710
(a)	Securities held to maturity at December 31, 2006 and 2005 were less than $.5 million.

Securities represented 23% of total assets at both December 31, 2006 and December 31, 2005. The increase in total securities compared with December 31, 2005 was primarily due to higher balances of mortgage-backed and commercial mortgage-backed securities, which more than offset the decline in US Treasury and government agencies securities.

At December 31, 2006, the securities available for sale balance included a net unrealized loss of $142 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $370 million. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The fair value of securities available for sale generally decreases when interest rates increase and vice versa. Further increases in interest rates in 2007, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the fair value at December 31, 2006.

The expected weighted-average life of securities available for sale was 3 years and 8 months at December 31, 2006 and 4 years and 1 month at December 31, 2005.

We estimate that at December 31, 2006 the effective duration of securities available for sale is 2.6 years for an immediate 50 basis points parallel increase in interest rates and 2.2 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2005 were 2.7 years and 2.4 years, respectively.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

During mid-August through early September 2006, we performed a comprehensive review of our securities available for sale portfolio and, by the end of September 2006, completed the process of executing portfolio rebalancing actions in response to the changing economic landscape, recent statements and actions by the Federal Open Market Committee (in particular, the decision not to raise the Fed funds target rate), and our desire to position the securities portfolio to optimize total return performance over the long term.

As a result, we repositioned our securities portfolio according to our market views. This included reallocating exposure to certain sectors, selling securities holdings we believed would likely underperform on a relative value basis, and retaining certain existing securities and purchasing incremental securities all of which we believe will outperform the market going forward as further discussed below.

As part of the rebalancing, we assessed the entire securities available for sale portfolio of which, for the majority of positions, fair value was less than amortized cost. We executed a strategy to reduce our US government agency and mortgage-backed security sector allocations and increase our interest rate swap sector allocation. We sold substantially all of our US government agency securities to reduce our interest rate spread exposure to that asset class. The US government agency securities that we retained are characterized by relatively short terms to maturity and smaller individual security balances. We also sold specific securities in the mortgage-backed portfolio (i.e., all of our holdings of specific coupon US government agency pass-through securities and collateralized mortgage obligations having specific collateral characteristics), and in the commercial mortgage-backed portfolio (i.e., all of our holdings of specific vintage securities) that we believe, given the underlying collateral, will underperform on a relative value basis. We retained the remaining holdings in our mortgage-backed portfolio including all of our holdings of mortgage-backed securities collateralized by hybrid adjustable rate mortgage loans, our commercial mortgage-backed portfolio and our asset-backed portfolio. Our objective was to reduce the portfolio credit spread and interest rate volatility exposures, to position the portfolio for a steeper yield curve and to optimize the relative value performance of the portfolio. We assessed the securities retained relative to the same portfolio objectives, our market view and outlook, our desired sector allocations and our expectation of performance relative to market benchmarks, and, given our assessment, we confirmed our intent to hold these remaining securities until either recovery of fair value or maturity.

The portfolio rebalancing resulted in the sale during the third quarter of 2006 of $6.0 billion of securities available for sale at an aggregate pretax loss of $196 million, or $127 million after-tax. In connection with this rebalancing, we purchased approximately $1.8 billion of securities and added approximately $4.0 billion of interest rate swaps to maintain our interest rate risk position. We also reduced wholesale funding as a result of the actions taken.

The resulting net realized losses on the sale of the securities during the third quarter of 2006 were previously reflected as net unrealized securities losses within accumulated other comprehensive loss in the shareholders’ equity section of PNC’s Consolidated Balance Sheet. Accordingly, total shareholders’ equity did not change as a result of these actions.

See the Consolidated Income Statement Review portion of the 2005 Versus 2004 section of this Item 7 for details of steps taken in the second quarter of 2005 regarding the sale of securities available for sale and related actions.

LOANS HELD FOR SALE

During the third quarter of 2006, we announced our plan to sell or securitize approximately $2.1 billion of loans from our residential mortgage portfolio. These transactions were substantially consummated during the fourth quarter of 2006. In accordance with GAAP, these loans were transferred to loans held for sale as of September 30, 2006. We recognized a pretax loss in the third quarter of 2006 of $48 million as a reduction of noninterest income, representing the mark to market valuation of these loans upon transfer to held for sale status. This loss, which is reported in the “Other” business segment, represented the decline in value of the loans almost entirely from the impact of increases in interest rates over the holding period.

Education loans held for sale totaled $1.3 billion at December 31, 2006 and $1.9 billion at December 31, 2005 and represented the majority of our loans held for sale at each date. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans totaled $33 million for 2006, $19 million for 2005 and $30 million for 2004. These gains are reflected in the other noninterest income line item in our Consolidated Income Statement and in the results of the Retail Banking business segment.

OTHER ASSETS

The increase of $2.5 billion in “Assets-Other” in the preceding “Summarized Balance Sheet Data” table includes the impact of a $1.4 billion increase in Federal funds sold and resale agreements and a $.6 billion increase in other short-term investments.

CAPITAL AND FUNDING SOURCES

Details Of Funding Sources

December 31 - in millions	2006	2005
Deposits
Money market	$28,580	$24,462
Demand	16,833	17,157
Retail certificates of deposit	14,725	13,010
Savings	1,864	2,295
Other time	1,326	1,313
Time deposits in foreign offices	2,973	2,038
Total deposits	66,301	60,275
Borrowed funds
Federal funds purchased	2,711	4,128
Repurchase agreements	2,051	1,691
Bank notes and senior debt	3,633	3,875
Subordinated debt	3,962	4,469
Others	2,671	2,734
Total borrowed funds	15,028	16,897
Total	$81,329	$77,172

Various seasonal and other factors impact our period-end deposit balances whereas average balances (discussed under the Balance Sheet Highlights section of this Item 7 above) are normally more indicative of underlying business trends.

The increase in deposits as of December 31, 2006 was driven primarily by the impact of higher money market and certificates of deposit balances. In addition to growth in retail deposit balances, growth in deposits from commercial mortgage loan servicing activities also contributed to the increase compared with the prior year-end.

The decline in borrowed funds compared with the balance at December 31, 2005 reflected a decrease in federal funds purchased, maturities of $2.0 billion of bank notes and senior debt during 2006, a decline in subordinated debt in connection with our December 2006 redemption of $453 million of Capital Securities, and the deconsolidation of BlackRock’s $250 million of convertible debentures. These factors were partially offset by the issuance of $1.5 billion of senior debt during the fourth quarter of 2006 and the issuance of $500 million of bank notes in June 2006.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt and equity instruments, making treasury stock transactions, maintaining dividend policies and retaining earnings.

The increase of $2.2 billion in total shareholders’ equity at December 31, 2006 compared with December 31, 2005 reflected the impact of 2006 net income on retained earnings and an increase in capital surplus in connection with the BlackRock/MLIM transaction.

Common shares outstanding were 293 million at December 31, 2006 and December 31, 2005.

During 2006, we purchased 5 million common shares at a total cost of $354 million under our current common stock repurchase program, which offset net share issuances related to various employee stock-based compensation plans and the exercise of employee stock options and other share issuances. Our current program, which was authorized as of February 16, 2005, permits us to purchase up to 20 million shares on the open market or in privately negotiated transactions and will remain in effect until fully utilized or until modified, superseded or terminated. As of December 31, 2006, remaining availability for purchases under this program was 14.5 million shares. The extent and timing of additional share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory limitations resulting from merger activity, and the potential impact on our credit rating. We expect to continue to be active in share repurchases.

See “Mercantile Bankshares Acquisition” in the Executive Summary section of this Item 7 regarding our plans to issue PNC common stock and cash in connection with this pending acquisition. Also, our Liquidity Risk Management discussion in this Item 7 has further details on first quarter 2007 debt issuances related to funding the cash portion of this transaction.

Risk-Based Capital

December 31 - dollars in millions	2006	2005
Capital components
Shareholders’ equity
Common	$10,781	$8,555
Preferred	7	8
Trust preferred capital securities	965	1,417
Minority interest	494	291
Goodwill and other intangibles (net of eligible deferred taxes)	(3,540)	(4,122)
Pension, other postretirement and postemployment benefit plan adjustments	148
Net unrealized securities losses	91	240
Net unrealized losses (gains) on cash flow hedge derivatives	13	26
Equity investments in nonfinancial companies	(30)	(40)
Other, net	(5)	(11)
Tier 1 risk-based capital	8,924	6,364
Subordinated debt	1,954	2,216
Eligible allowance for credit losses	681	697
Total risk-based capital	$11,559	$9,277
Assets
Risk-weighted assets, including off-balance-sheet instruments and market risk equivalent assets	$85,539	$76,673
Adjusted average total assets	95,590	88,329
Capital ratios
Tier 1 risk-based	10.4%	8.3%
Total risk-based	13.5	12.1
Leverage	9.3	7.2
Tangible common	7.4	5.0

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. The increases in the capital ratios at December 31, 2006 compared with the ratios at December 31, 2005 were primarily caused by the $1.6 billion increase in capital recognized in the third quarter of 2006 related to the BlackRock/MLIM transaction, partially offset by asset growth.

At December 31, 2006 and December 31, 2005, each of our bank subsidiaries was considered “well capitalized” based on regulatory capital ratio requirements. See the Supervision And Regulation section of Item 1 of this Report and Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. We believe our bank subsidiaries will continue to meet these requirements in 2007.

OFF-BALANCE SHEET

ARRANGEMENTS AND VIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” The following sections of this Report provide further information on these types of activities:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Item 7, and
•	Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

The following provides a summary of variable interest entities (“VIEs”), including those in which we hold a significant variable interest but have not consolidated and those that we have consolidated into our financial statements as of December 31, 2006 and 2005.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2006
Market Street	$4,020	$4,020	$6,117	(a)
Collateralized debt obligations	815	570	22
Partnership interests in low income housing projects	33	30	8
Total	$4,868	$4,620	$6,147
December 31, 2005
Collateralized debt obligations (b)	$6,290	$5,491	$51
Private investment funds (b)	5,186	1,051	13
Market Street	3,519	3,519	5,089	(a)
Partnership interests in low income housing projects	35	29	2
Total	$15,030	$10,090	$5,155
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 at December 31, 2006. The comparable amounts at December 31, 2005 were $4.6 billion and $.4 billion, respectively.
(b)	Primarily held by BlackRock. We deconsolidated BlackRock effective September 29, 2006. See Note 2 Acquisitions in the Notes To Consolidated Financial Statements for additional information. Includes both PNC’s direct risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
December 31, 2006
Partnership interests in low income housing projects	$834	$834
Total	$834	$834
December 31, 2005
Partnership interests in low income housing projects	$680	$680
Other	12	10
Total	$692	$690

Market Street

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

PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. All of Market Street’s assets at December 31, 2006 and 2005 collateralize the commercial paper obligations. PNC views its credit exposure for the Market Street transactions as limited. Facilities requiring PNC to fund for defaulted assets totaled $850 million at December 31, 2006. For 85% of the liquidity facilities at December 31, 2006, PNC is not required to fund if the assets are in default. PNC may be liable for funding under liquidity facilities for events such as borrower bankruptcies, collateral deficiencies or covenant violations. Additionally, PNC’s obligations under the liquidity facilities are secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of the expected historical losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 25, 2011. See Note 7 Loans, Commitments To Extend Credit and Concentrations of Credit Risk and Note 24

Commitments and Guarantees included in Item 8 of this Report for additional information. Neither creditors nor equity investors in Market Street have any recourse to our general credit. PNC accrued program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $11.3 million and $3.7 million, respectively, for the year ended December 31, 2006.

Under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), we consolidated Market Street effective July 1, 2003 as we were deemed the primary beneficiary of Market Street. In October 2005, Market Street was restructured as a limited liability company and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party. Consistent with other market participants, PNC elected to restructure Market Street and Market Street issued the Note for the primary purpose of providing our customers access to the asset-backed commercial paper markets in a more capital-efficient manner.

The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which is $5.7 million as of December 31, 2006. The Note has an original maturity of eight years and bears interest at 18% with any default-related interest/fees charged by Market Street on specific transactions accruing to the benefit of the Note holder. Proceeds from the issuance of the Note were placed in a first loss reserve account that may be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

As a result of the Note issuance, we reevaluated whether PNC continued to be the primary beneficiary of Market Street under the provisions of FIN 46R. PNC evaluated the design of Market Street, its capital structure and relationships among the variable interest holders. PNC also performed a quantitative analysis, which computes and allocates expected loss or residual returns to variable interest holders. PNC considered variability generated from the risks specific to Market Street such as expected credit losses, facility pricing (including default-related pricing), and fee volatility in determining that the Note investor absorbed the majority of the expected variability and therefore is the primary beneficiary and required to consolidate Market Street. Based on this analysis, we determined that we were no longer the primary beneficiary and deconsolidated Market Street from our Consolidated Balance Sheet effective October 17, 2005.

As required under FIN 46R, reconsideration events such as changes in the Note contractual terms, additional Note investors and or changes in the inherent Market Street risks would trigger PNC to determine if the primary beneficiary has changed.

Low Income Housing Projects

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

We consolidated those LIHTC investments in which we own a majority of the limited partnership interests. We also consolidated entities in which we, as a national syndicator of affordable housing equity, serve as the general partner (together with the aforementioned LIHTC investments), and no other entity owns a majority of the limited partnership interests. In these syndication transactions, we create funds in which our subsidiary is the general partner and sells limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The fund’s limited partners can generally remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees by managing the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. The assets are primarily included in Equity Investments on our Consolidated Balance Sheet. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and debt of these LIHTC investments are provided in the Consolidated VIEs – PNC Is Primary Beneficiary table and reflected in the Corporate & Institutional Banking business segment.

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

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
December 31, 2006	$102	$102	$104
December 31, 2005	$109	$109	$35

PNC’s risk of loss in the tables above includes both the value of our equity investments and any unfunded commitments to the respective entities.

Perpetual Trust Securities

In December 2006, one of our indirect subsidiaries, PNC REIT Corp., sold $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust Securities”) of PNC Preferred Funding Trust I, in a private placement. PNC REIT Corp. had previously acquired the Trust Securities from the trust in exchange for an equivalent amount of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities (the “LLC Preferred Securities”), of PNC Preferred Funding LLC (the “LLC”), held by PNC REIT Corp. The LLC’s initial material assets consist of indirect interests in mortgages and mortgage-related assets previously owned by PNC REIT Corp.

PNC REIT Corp. also owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC Bank, N.A. and is consolidated in accordance with GAAP on our consolidated balance sheet. PNC Preferred Funding Trust I’s investment in the LLC Preferred Securities is characterized as a minority interest on our balance sheet since we are not the primary beneficiary of PNC Preferred Funding Trust I. This minority interest totaled approximately $490 million at December 31, 2006.

Each Trust Security is automatically exchangeable into a share of Series F Non-Cumulative Perpetual Preferred Stock of PNC Bank, N.A. (the “PNC Bank Preferred Stock”) under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the OCC.

Simultaneously with the closing of the Trust Securities sale, we entered into a replacement capital covenant (the “Covenant”) for the benefit of holders of a specified series of our long-term indebtedness (the “Covered Debt”). As of December 31, 2006, Covered Debt consists of our

$200 million Floating Rate Junior Subordinated Notes issued on June 9, 1998. We agreed in the Covenant that neither we nor our subsidiaries (other than PNC Bank, N.A. and its subsidiaries) would purchase the Trust Securities, the LLC Preferred Securities or the PNC Bank Preferred Stock (collectively, the “Covenant Securities”) unless: (i) we have received the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board and (ii) during the 180-day period prior to the date of purchase, we or our subsidiaries, as applicable, have received proceeds from the sale of Qualifying Securities in the amounts specified in the Covenant (which amounts will vary based on the type of securities sold). “Qualifying Securities” means debt and equity securities having terms and provisions specified in the Covenant and that, generally described, are intended to contribute to our capital base in a manner that is similar to the contribution to our capital base made by the Covenant Securities. The Covenant does not apply to redemptions of the Covered Securities by the issuers of those securities. We filed a copy of the Covenant with the SEC as Exhibit 99.1 to PNC’s Form 8-K filed on December 8, 2006.

PNC Bank, N.A. has contractually committed to PNC Preferred Funding Trust I that if full dividends are not paid in a dividend period on the Trust Securities, LLC Preferred Securities or any other parity equity securities issued by the LLC, neither PNC Bank, N. A. nor its subsidiaries will declare or pay dividends or other distributions with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its equity capital securities during the next succeeding dividend period (other than to holders of the LLC Preferred Securities and any parity equity securities issued by the LLC) except: (i) in the case of dividends payable to subsidiaries of PNC Bank, N.A., to PNC Bank, N.A. or another wholly-owned subsidiary of PNC Bank, N.A. or (ii) in the case of dividends payable to persons that are not subsidiaries of PNC Bank, N.A., to such persons only if, (A) in the case of a cash dividend, PNC has first irrevocably committed to contribute amounts at least equal to such cash dividend or (B) in the case of in-kind dividends payable by PNC REIT Corp., PNC has committed to purchase such in-kind dividend from the applicable PNC REIT Corp. holders in exchange for a cash payment representing the market value of such in-kind dividend, and PNC has committed to contribute such in-kind dividend to PNC Bank. N.A.

BUSINESS SEGMENTS REVIEW

We have four major businesses engaged in providing banking, asset management and global fund processing services: Retail Banking; Corporate & Institutional Banking; BlackRock; and PFPC.

Certain of our products and services are offered through Corporate & Institutional Banking and marketed by several businesses across PNC, such as our treasury management activities, which include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services; capital markets-related products and services, which include foreign exchange, derivatives, loan syndications, securities underwriting, securities sales and trading, and mergers and acquisitions advisory and related services to middle-market companies; commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry; and equipment leasing products.

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

Our capital measurement methodology is based on the concept of economic capital for our banking businesses. However, we have increased the capital assigned to Retail Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for PFPC has been increased to reflect its legal entity shareholders’ equity.

BlackRock business segment results for the nine months ended September 30, 2006 and full year 2005 reflected our majority ownership in BlackRock during those periods. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, our investment in BlackRock and capital position increased significantly but our ownership interest was reduced to approximately 34%. BlackRock is now accounted for under the equity method and continues to be a separate reportable business segment. For our business segment reporting presentation, we have reclassified historical BlackRock segment results to conform to our current approach, as further described on page 41.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to our BlackRock investment, 2006 BlackRock/MLIM integration costs, One PNC implementation costs, asset and liability management activities, related net securities gains or losses, certain trading activities, equity management activities and minority interest in income of BlackRock up to September 29, 2006, differences between business segment performance reporting and financial statement reporting (GAAP), and most corporate overhead.

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

Results Of Businesses - Summary

	Earnings		Revenue (a)		Average Assets (b)
Year ended December 31 - dollars in millions	2006	2005	2006	2005	2006	2005
Retail Banking	$765	$682	$3,125	$2,868	$29,248	$27,618
Corporate & Institutional Banking	463	480	1,472	1,335	26,548	25,309
BlackRock (c)(d)	187	152	1,170	1,229	3,937	1,848
PFPC (e)	124	104	879	846	2,204	2,128
Total business segments	1,539	1,418	6,646	6,278	61,937	56,903
Other	1,056	(93)	1,951	82	33,075	31,645
Total consolidated	$2,595	$1,325	$8,597	$6,360	$95,012	$88,548

(a)	Business segment revenue is presented on a taxable-equivalent basis. The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP. The following is a reconciliation of total consolidated revenue on a book (GAAP) basis to total consolidated revenue on a taxable-equivalent basis:

Year ended December 31 - dollars in millions	2006	2005
Total consolidated revenue, book (GAAP) basis	$8,572	$6,327
Taxable-equivalent adjustment	25	33
Total consolidated revenue, taxable-equivalent basis	$8,597	$6,360

(b)	Period-end balances for BlackRock and PFPC. BlackRock was an equity investment at December 31, 2006 and was consolidated at December 31, 2005.
(c)	These amounts have been reduced by minority interest in income of BlackRock, excluding MLIM integration costs, totaling $65 million and $71 million for the years ended December 31, 2006 and 2005, respectively. These amounts are also net of additional PNC income taxes recorded on PNC’s share of BlackRock’s earnings totaling $24 million and $11 million for the years ended December 31, 2006 and 2005, respectively that have been reclassified to BlackRock from “Other.” For this PNC business segment earnings presentation, integration costs incurred by BlackRock for the MLIM transaction totaling $47 for full year 2006 have been reclassified from BlackRock to “Other.” This amount is after-tax and net of minority interest as applicable.
(d)	For 2005 and the first nine months of 2006, revenue for BlackRock represents the sum of total operating revenue and nonoperating income. For the fourth quarter of 2006, revenue represents our equity income from BlackRock.
(e)	Amounts for PFPC represent the sum of total operating revenue and nonoperating income (expense) less debt financing costs.

RETAIL BANKING

Year ended December 31 Taxable-equivalent basis Dollars in millions	2006	2005
INCOME STATEMENT
Net interest income	$1,678	$1,593
Noninterest income
Asset management	352	337
Service charges on deposits	304	265
Brokerage	236	217
Consumer services	348	278
Other	207	178
Total noninterest income	1,447	1,275
Total revenue	3,125	2,868
Provision for credit losses	81	52
Noninterest expense	1,827	1,726
Pretax earnings	1,217	1,090
Income taxes	452	408
Earnings	$765	$682
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$13,813	$13,351
Indirect	1,052	936
Other consumer	1,248	1,195
Total consumer	16,113	15,482
Commercial	5,721	5,094
Floor plan	910	975
Residential mortgage	1,440	1,405
Other	242	261
Total loans	24,426	23,217
Goodwill and other intangible assets	1,581	1,394
Loans held for sale	1,607	1,553
Other assets	1,634	1,454
Total assets	$29,248	$27,618
Deposits
Noninterest-bearing demand	$7,841	$7,639
Interest-bearing demand	7,906	7,946
Money market	14,750	13,635
Total transaction deposits	30,497	29,220
Savings	2,035	2,574
Certificates of deposit	13,861	11,494
Total deposits	46,393	43,288
Other liabilities	553	392
Capital	2,986	2,852
Total funds	$49,932	$46,532
PERFORMANCE RATIOS
Return on average capital	26%	24%
Noninterest income to total revenue	46	44
Efficiency	58	60
OTHER INFORMATION (a)
Credit-related statistics:
Nonperforming assets (b)	$106	$90
Net charge-offs	$85	$53
Net charge-off ratio	.35%	.23%
Home equity portfolio credit statistics:
% of first lien positions	43%	46%
Weighted average loan-to-value ratios	70%	68%
Weighted average FICO scores	728	728
Loans 90 days past due	.24%	.21%

At December 31 Dollars in millions	2006	2005
OTHER INFORMATION (a)
Checking-related statistics:
Retail Banking checking relationships	1,954,000	1,934,000
Consumer DDA households using online banking	938,000	855,000
% of consumer DDA households using online banking	53%	49%
Consumer DDA households using online bill payment	404,000	205,000
% of consumer DDA households using online bill payment	23%	12%
Small business managed deposits:
On-balance sheet
Noninterest-bearing demand	$4,359	$4,353
Interest-bearing demand	1,529	1,560
Money market	2,684	2,849
Certificates of deposit	645	412
Off-balance sheet (c)
Small business sweep checking	1,619	1,305
Total managed deposits	10,836	10,479
Brokerage statistics:
Margin loans	$163	$217
Financial consultants (d)	758	779
Full service brokerage offices	99	100
Brokerage account assets (billions)	$46	$42
Other statistics:
Gains on sales of education loans (e)	$33	$19
Full-time employees	9,549	9,679
Part time employees	1,829	1,117
ATMs	3,581	3,721
Branches (f)	852	839
ASSETS UNDER ADMINISTRATION (in billions) (g)
Assets under management
Personal	$44	$40
Institutional	10	9
Total	$54	$49
Asset Type
Equity	$34	$31
Fixed income	12	12
Liquidity/other	8	6
Total	$54	$49
Nondiscretionary assets under administration
Personal	$25	$27
Institutional	61	57
Total	$86	$84
Asset Type
Equity	$33	$33
Fixed income	24	24
Liquidity/other	29	27
Total	$86	$84
(a)	Presented as of December 31 except for net charge-offs, net charge-off ratio, gains on sales of education loans, and small business managed deposits.
(b)	Includes nonperforming loans of $96 million at December 31, 2006 and $81 million at December 31, 2005.
(c)	Represents small business balances, a portion of which are calculated on a one-month lag. These balances are swept into liquidity products managed by other PNC business segments, the majority of which are off-balance sheet.
(d)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(e)	Included in “Noninterest income-Other.”
(f)	Excludes certain satellite branches that provide limited products and service hours.
(g)	Excludes brokerage account assets.

Retail Banking’s 2006 earnings increased $83 million, or 12%, to $765 million compared with 2005. Revenue increased 9% and noninterest expense increased 6% compared with the prior year, creating positive operating leverage. The increase in earnings was driven by improved fee income from customers, higher taxable-equivalent net interest income fueled by continued customer and balance sheet growth, and a sustained focus on expense management. Retail Banking’s sustained focus on expense management has allowed for additional investments in the business as described below.

Highlights of Retail Banking’s performance during 2006 include the following:

•	We made the following investments in the business:
–	Branch expansion and renovation,
–	Expansion of the private client group serving the mass affluent customer segment,
–	Execution on the fourth quarter 2005 purchase of majority ownership of our merchant services business, and
–	Introduction of a new simplified checking account line and PNC-branded credit card program.
•	Retail Banking’s efficiency ratio improved to 58% in 2006 compared with 60% a year earlier, despite the investments made in the business.
•

Consumer and small business checking relationships increased 20,000 compared with December 31, 2005. Checking relationship growth has been mitigated by our focus on consolidating low-activity and low-balance accounts, while seeking higher quality deposits. Since the launch of our new simplified product line, the average balances of new accounts increased approximately 20% and account activation is up 5% when compared with the same period of last year.

•	Since December 31, 2005, consumer-related checking households using online banking increased 10% and checking households using online bill payment increased 97%.
•

The small business area continued its positive momentum. Average small business loans increased 13% for the year compared with 2005 on the strength of increased demand from both existing customers and new relationships. Small business checking relationships increased 3%.

•

The wealth management business sustained solid growth over 2005 as asset management fees increased $15 million, or 4%. Assets under management totaled $54 billion at December 31, 2006, a 10% increase compared with December 31, 2005 due to the positive market impact in the second half of 2006 and increased sales efforts.

•	Customer assets in brokerage accounts totaled $46 billion at December 31, 2006 compared with $42 billion at December 31, 2005. Brokerage fees increased $19 million, or 9%, over the prior year.
•

The branch network increased a net 13 branches to a total of 852 branches at December 31, 2006 compared with December 31, 2005. This increase was comprised of 24 new branches, offset by 11 branch consolidations. Our strategy is to continue to optimize our network by opening new branches in high growth areas, relocating branches to areas of higher opportunity and cost efficiency, and consolidating branches in areas of declining market opportunity. We relocated seven branches during 2006.

Total revenue for 2006 was $3.125 billion compared with $2.868 billion for 2005. Taxable-equivalent net interest income of $1.678 billion increased $85 million, or 5%, compared with 2005 due to a 7% increase in average deposits and a 5% increase in average loan balances. Net interest income growth has been somewhat mitigated by declining spreads on the loan portfolio. In the current rate environment, we expect the spread we receive on both loans and deposits to be under pressure.

Noninterest income increased $172 million, or 13%, compared with the prior year primarily driven by increased asset management fees, brokerage fees, consumer services fees and service charges on deposits. This growth can be attributed primarily to the following:

•	Consolidation of our merchant services activities,
•	Customer growth,
•	Higher gains on asset sales,
•	Comparatively favorable equity markets,
•	Increased assets under management,
•	Increased brokerage account assets and activities,
•	Expansion of the branch network, including our new greater Washington, DC area market,
•	Increased third party loan servicing activities, and
•	Various pricing actions resulting from the One PNC initiative.

The provision for credit losses increased $29 million in 2006 compared with 2005. The increased provision is primarily a result of a single large overdraft situation and growth within the commercial loan portfolio.

Noninterest expense for 2006 totaled $1.827 billion, an increase of $101 million, or 6%, compared with 2005. Expense increases were primarily attributable to continued growth of the company’s branch network, including our new greater Washington, DC area market, the consolidation of PNC’s merchant services activities, expansion of the private client group, investments in various initiatives such as the new simplified checking account product line and new PNC-branded credit card, and an increase in volume-related expenses tied to revenue, partially offset by lower staff-related expense as a result of One PNC initiatives.

The new simplified checking product line is expected to continue to increase checking account households and average balances per account. Two features of the new product line, free access to ATMs worldwide and a first time overdraft fee waiver, will, however, negatively impact growth rates on service charges on deposits fee income and noninterest expenses.

Full-time employees at December 31, 2006 totaled 9,549, a decline of 130 from December 31, 2005. Part-time employees have increased by 712 since December 31, 2005. The decline in full-time employees and increase in part-time employees is a direct result of various customer service enhancement and efficiency initiatives. These initiatives include utilizing more part-time customer-facing employees during peak business hours versus full-time employees for the entire day.

We have adopted a relationship-based lending strategy to target specific customer sectors (homeowners, small businesses and auto dealerships) while seeking to maintain a moderate risk profile in the loan portfolio.

•	Average commercial loans grew $627 million, or 12%, on the strength of increased loan demand from existing small business customers and the acquisition of new relationships through our sales efforts.
•	Average home equity loans grew by $462 million, or 3%, compared with 2005. Consumer loan demand has slowed as a result of the current rate environment.
•	Average indirect loans grew $116 million, or 12%, compared with 2005. The indirect auto business benefited from increased sales and marketing efforts.
•

Average residential mortgage loans increased $35 million, or 2%, primarily due to the addition of loans from our new greater Washington, DC area market. Payoffs in our existing portfolio, which will continue throughout 2007, reduced the impact of the additional loans acquired. Additionally, our transfer of residential mortgages to held for sale and subsequent sale of those loans at the end of September reduced the size of this loan portfolio.

Growing core checking deposits as a lower cost-funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Average total deposits increased $3.1 billion, or 7%, compared with 2005. The deposit growth was driven by increases in the number of checking relationships and the recapture of consumer certificate of deposit balances as interest rates have risen.

During the current rate environment, we expect the rate of growth in demand deposit balances to be equal to or less than the rate of overall growth for customer checking relationships. Additionally, we expect to see customers shift their funds from lower yielding interest-bearing deposits to higher yielding deposits or investment products, and to pay off loans. The shift has been evident during the past year and has impacted the level of average demand deposits in that period.

•

Certificates of deposits increased $2.4 billion and money market deposits increased $1.1 billion. These increases were attributable to the current interest rate environment attracting customers back into these products.

•	Average demand deposit growth of $162 million, or 1%, was impacted by customers shifting funds into higher yielding deposits, small business sweep checking products, and investment products.
•

Small business and consumer-related checking relationships retention remained strong and stable. Consumer-related checking relationship retention has benefited from improved penetration rates of debit cards, online banking and online bill payment.

Assets under management of $54 billion at December 31, 2006 increased $5 billion compared with the balance at December 31, 2005. Asset growth was driven by the effect of comparatively higher equity markets combined with a breakeven position in client net asset flows. Client net asset flows are the result of investment additions from new and existing clients net of ordinary course distributions from trust and investment management accounts and account closures.

Nondiscretionary assets under administration of $86 billion at December 31, 2006 increased $2 billion compared with the balance at December 31, 2005. The effect of comparatively higher equity markets was partially offset by the loss of one significant master custody account and a sizeable reduction of another client account with minimal earnings impact.

CORPORATE & INSTITUTIONAL BANKING

Year ended December 31 Taxable-equivalent basis Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Net interest income	$720	$739
Noninterest income
Corporate service fees	526	398
Other	226	198
Noninterest income	752	596
Total revenue	1,472	1,335
Provision for (recoveries of) credit losses	42	(30)
Noninterest expense	749	658
Pretax earnings	681	707
Income taxes	218	227
Earnings	$463	$480
AVERAGE BALANCE SHEET
Loans
Corporate (a) (b)	$9,925	$10,656
Commercial real estate	2,876	2,289
Commercial – real estate related	2,433	2,071
Asset-based lending	4,467	4,203
Total loans	19,701	19,219
Loans held for sale	893	752
Goodwill and other intangible assets	1,352	1,064
Other assets	4,602	4,274
Total assets	$26,548	$25,309
Deposits
Noninterest-bearing demand	$6,771	$6,025
Money market	2,654	2,670
Other	907	687
Total deposits	10,332	9,382
Commercial paper (b)		1,838
Other liabilities	3,771	3,348
Capital	1,976	1,724
Total funds	$16,079	$16,292
PERFORMANCE RATIOS
Return on average capital	23%	28%
Noninterest income to total revenue	51	45
Efficiency	51	49
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$136	$98
Acquisitions/additions	102	74
Repayments/transfers	(38)	(36)
End of period	$200	$136
OTHER INFORMATION
Consolidated revenue from (c):
Treasury management	$424	$410
Capital markets	$283	$175
Midland Loan Services	$184	$144
Total loans (d)	$20,054	$18,817
Nonperforming assets (d) (e)	$63	$124
Net charge-offs (recoveries)	$54	$(23)
Full-time employees (d)	1,936	1,861
Net gains on commercial mortgage loan sales	$55	$61
Net carrying amount of commercial mortgage servicing rights (d)	$471	$344
(a)	Includes lease financing.
(b)	Includes Market Street as applicable for 2005. Market Street was deconsolidated from our Consolidated Balance Sheet effective October 17, 2005.
(c)	Represents consolidated PNC amounts.
(d)	Presented as of period end.
(e)	Includes nonperforming loans of $50 million at December 31, 2006 and $108 million at December 31, 2005.

Earnings from Corporate & Institutional Banking for 2006 totaled $463 million compared with $480 million for 2005. This decline was primarily attributable to the year over year $72 million change in the provision for credit losses principally as a result of a $53 million loan recovery recognized in the second quarter of 2005. In addition, the comparison was impacted by a $137 million increase in total revenue, while noninterest expenses grew by $91 million in 2006 compared with 2005.

Highlights of 2006 for Corporate & Institutional Banking included:

•

Average loan balances increased $482 million, or 3%, over 2005. The prior year average of $19.2 billion included $1.7 billion in loans from the Market Street commercial paper conduit that was deconsolidated in October 2005. Excluding the impact of deconsolidating the conduit, average loan balances increased 12%. The growth in loans was driven by continuing customer demand for corporate, commercial real estate, and asset-based lending loans, and our expansion into the greater Washington, DC area beginning in May 2005. The large amount of liquidity in the credit markets has increased competitive pressures for risk-adjusted returns. This has resulted in shrinking loan spreads and a progressive slowing of loan growth. We expect this trend to continue into 2007 as we expect to maintain our moderate risk profile.

•

Asset quality continued to be strong. Nonperforming assets at December 31, 2006 declined to $63 million compared with $124 million at December 31, 2005, while net charge-offs during 2006 were $54 million. Based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong by historical standards, at least for the near term. We expect the provision to increase with loan growth in 2007.

•

Average deposits increased $950 million, or 10%, over the comparable prior year period. The increase was primarily driven by noninterest-bearing deposit growth related to our commercial mortgage servicing portfolio and a modest increase in the sale of treasury management products. Money market deposits have remained relatively flat due to the attraction of customers to off-balance sheet sweep products in the current rate environment. Growth in deposits is expected to continue, however, at a moderate pace.

•

Total revenue increased 10% compared with 2005 as strong growth in fee income offset a decline in taxable-equivalent net interest income. Fee income growth was driven by increases in merger and acquisition advisory activity, capital market-related activities, and treasury management products and services.

Commercial mortgage servicing revenue, which includes fees and net interest income, totaled $184 million for 2006, an increase of $40 million over 2005. The 28% revenue increase over 2005 was driven by growth in the commercial mortgage servicing portfolio, which increased to $200 billion. The associated increase in deposits with the business has increased the net interest income portion of Midland Loan Services’ total revenue.

Taxable-equivalent net interest income declined $19 million, or 3%, to $720 million, in 2006 compared with 2005.

Noninterest income totaled $752 million in 2006, an increase of $156 million, or 26%, compared with the prior year. Corporate service fees increased 32% primarily due to fee income attributable to Harris Williams (acquisition completed in October 2005) and growth of treasury management fees. Improved trading results drove the 14% increase in other noninterest income.

Noninterest expense increased 14% compared with 2005. The increases in noninterest expense and full-time employees were primarily due to acquisition activity, customer growth, continuing investments, and the increase in the commercial mortgage servicing portfolio.

See the additional revenue discussion regarding treasury management, capital markets and Midland Loan Services under the caption Product Revenue on page 25.

BLACKROCK

Our BlackRock business segment earned $187 million in 2006 and $152 million in 2005. For this PNC business segment presentation, our share of MLIM transaction integration costs for 2006 have been reclassified from BlackRock to “Other.” In addition, these business segment earnings have been reduced by minority interest in income of BlackRock, excluding MLIM transaction integration costs, totaling $65 million and $71 million in 2006 and 2005, respectively. Also, these business segment earnings are net of additional PNC income taxes recorded on PNC’s share of BlackRock’s earnings.

PNC’s BlackRock business segment earnings increased $35 million, or 23%, compared with 2005. We have modified the presentation of historical BlackRock business segment results as described above to conform with the current business segment reporting presentation in this Item 7. Higher earnings in 2006 reflected higher investment advisory and administrative fees due to an increase in assets under management, including BlackRock’s acquisition of MLIM at the end of the third quarter of 2006 as further discussed below.

PNC’s investment in BlackRock was $3.9 billion at December 31, 2006. Based upon BlackRock’s closing market price of $151.90 per common share at December 31, 2006, the market value of our investment in BlackRock was approximately $6.7 billion at that date. As such, an additional $2.8 billion of value was not recognized in our investment account at that date.

BLACKROCK/MLIM TRANSACTION

On September 29, 2006, Merrill Lynch contributed its investment management business to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock. BlackRock accounted for the MLIM transaction under the purchase method of accounting.

Immediately following the closing, PNC continued to own approximately 44 million shares of BlackRock common stock, representing an ownership interest of approximately 34% of the combined company after the closing (as compared with 69% immediately prior to the closing). Although PNC’s share ownership percentage declined, PNC’s investment in BlackRock increased due to the increase in total equity recorded by BlackRock as a result of the MLIM transaction.

Upon the closing of the BlackRock/MLIM transaction, the carrying value of our investment in BlackRock increased by approximately $3.1 billion to $3.8 billion, primarily reflecting PNC’s portion of the increase in BlackRock’s equity resulting from the value of shares issued in that transaction.

We also recorded a liability at September 30, 2006 for deferred taxes of approximately $.9 billion, related to the excess of the book value over the tax basis of our investment in BlackRock, and a liability of approximately $.6 billion related to our obligation to provide shares of BlackRock common stock to help fund BlackRock LTIP programs described below. The LTIP liability will be adjusted quarterly based on changes in BlackRock’s common stock price and the number of remaining committed shares. Accordingly, at each quarter-end PNC will record a charge to earnings if the market price of BlackRock’s common stock increases and will record a credit to earnings if BlackRock’s stock price declines.

The overall balance sheet impact of the BlackRock/MLIM transaction was an increase to our shareholders’ equity of approximately $1.6 billion. The increase to equity was comprised of an after-tax gain of approximately $1.3 billion, net of the expense associated with the LTIP liability and the deferred taxes, and an after-tax increase to capital surplus of approximately $.3 billion. The recognition of the gain is consistent with our existing accounting policy for the sale or issuance by subsidiaries of their stock to third parties. The gain represents the difference between our basis in BlackRock stock prior to the BlackRock/MLIM transaction and the new book value per share and resulting increase in value of our investment realized from the transaction. The direct increase to capital surplus rather than inclusion in the gain resulted from the accounting treatment required due to existing BlackRock repurchase commitments or programs.

For 2005 and the nine months ended September 30, 2006, our Consolidated Income Statement included our former approximately 69% - 70% ownership interest in BlackRock’s net income through the closing date. However, beginning September 30, 2006, our Consolidated Balance Sheet no longer reflected the consolidation of BlackRock’s balance sheet but recognized our ownership interest in BlackRock as an investment accounted for under the equity method. This accounting has resulted in a reduction in certain revenue and noninterest expense categories on PNC’s Consolidated Income Statement as our share of BlackRock’s net income is now reported within asset management noninterest income.

BLACKROCK LTIP PROGRAMS

BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, we agreed to transfer 4 million of the shares of BlackRock common stock then held by us to fund the 2002 and future programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. PNC’s noninterest income in the fourth quarter of 2006 included a $12 million charge related to our commitment to fund BlackRock LTIP programs. This charge represents the mark-to-market of our BlackRock LTIP obligation as of December 31, 2006 and is a result of the fourth quarter increase in the market value of BlackRock common shares. This increase in price also increased the unrecognized value of our investment in BlackRock at December 31, 2006 by approximately $128 million.

Prior to 2006, BlackRock granted awards under the 2002 LTIP program of approximately $230 million, of which approximately $210 million was paid on January 30, 2007.

The awards were funded by approximately 17% in cash from BlackRock and the remainder in BlackRock common stock transferred by us and distributed to LTIP participants (approximately 1 million shares). As permitted under the award agreements, employees elected to put approximately 95% of the stock portion of the awards back to BlackRock. These shares were retained by BlackRock as treasury stock.

We recognized a pretax gain of approximately $82 million in the first quarter of 2007 from the transfer of BlackRock shares to satisfy the majority of our 2002 LTIP obligation. The gain reflected the excess of market value over book value of approximately 1 million shares transferred in January 2007. We also expect to recognize a loss in the first quarter of 2007 on the mark-to-market adjustment on our remaining 3 million LTIP shares obligation. Each of these items will be recorded in noninterest income.

BlackRock granted additional restricted stock unit awards in January 2007, all of which are subject to achieving earnings performance goals prior to the vesting date of September 29, 2011. Of the shares of BlackRock common stock that we have agreed to transfer to fund their LTIP programs, approximately 1.6 million shares have been committed to fund the restricted stock unit awards vesting in 2011 and the amount remaining would then be available for future awards.

While we may continue to see volatility in earnings as we mark to market our LTIP shares obligation each quarter-end, we will not be able to recognize additional gains, if applicable, for the difference between the market value and the book value of the committed BlackRock common shares until the shares are distributed to LTIP participants. As of January 31, 2007, when the BlackRock closing market price was $167.76 per share, the unrecognized value related to the remaining 3 million LTIP shares was approximately $225 million and the unrecognized value of our total BlackRock investment was approximately $3.4 billion.

PFPC

Year ended December 31 Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Servicing revenue	$747	$732
Distribution/out-of-pocket revenue	170	147
Other revenue		10
Total operating revenue	917	889
Operating expense	519	524
Distribution/out-of-pocket expenses	170	147
Amortization of other intangibles, net	14	14
Total expense	703	685
Operating income	214	204
Debt financing	42	38
Nonoperating income (expense) (a)	4	(5)
Pretax earnings	176	161
Income taxes	52	57
Earnings	$124	$104
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,012	$1,025
Other assets	1,192	1,103
Total assets	$2,204	$2,128
Debt financing	$792	$890
Other liabilities	917	864
Shareholder’s equity	495	374
Total funds	$2,204	$2,128
PERFORMANCE RATIOS
Return on average equity	29%	32%
Operating margin (b)	23	23
Operating margin, as adjusted (c)	29	27
SERVICING STATISTICS (d)
Accounting/administration net fund assets (IN BILLIONS) (e)
Domestic	$746	$754
Offshore	91	81
Total	$837	$835
Asset type (in billions)
Money market	$281	$361
Equity	354	305
Fixed income	117	104
Other	85	65
Total	$837	$835
Custody fund assets (in billions)	$427	$476
Shareholder accounts (in millions)
Transfer agency	18	19
Subaccounting	50	43
Total	68	62
OTHER INFORMATION
Full-time employees (d)	4,381	4,391
(a)	Net of nonoperating expense.
(b)	Total operating income divided by total operating revenue.
(c)	Reconciliation of reported amounts to amounts used in the non-GAAP calculation of the operating margin, as adjusted:

Total operating revenue	$917	$889
Less: PFPC distribution/out-of-pocket revenue	170	147
Total operating revenue, as adjusted	$747	$742
Total expense	$703	$685
Less: PFPC distribution/out-of-pocket expenses	170	147
Total expense, as adjusted	$533	$538
Total operating income, as adjusted	$214	$204

PFPC distribution/out-of-pocket revenue and expenses are marketing, sales and servicing fees that we collect from pooled investment fund accounts and pass along to our fund clients. We do not earn any margin on this activity. Therefore, we believe that presenting the operating margin ratio as adjusted for these amounts, as well as the GAAP basis operating margin ratio, may be of assistance to shareholders, investor analysts, regulators and others in their evaluation of PFPC’s performance.

(d)	At December 31.
(e)	Includes alternative investment net assets serviced.

PFPC’s earnings of $124 million in 2006 increased $20 million, or 19%, compared with $104 million in 2005. Earnings for 2006 included the impact of a $14 million reversal of deferred taxes related to earnings from a foreign subsidiary following management’s determination that the earnings would be indefinitely reinvested outside of the United States. Earnings for 2005 included the after-tax impact of a one time termination fee of $6 million and a prepayment penalty of $5 million, along with $4 million of various tax benefits. Higher earnings in 2006 reflected servicing revenue contributions from several growth areas of the business and the successful implementation of expense control initiatives.

Highlights of PFPC’s performance in 2006 included:

•	Offshore revenues increased 22% compared with 2005 fueled by new business in the alternative investment arena.

•	Managed account service revenue increased 29% as assets serviced increased by 71%.

•	Subaccounting revenues were up 15% as shareholder accounts in this area grew from 43 million to 50 million during the year.

Servicing revenue for 2006 increased $15 million over 2005, to $747 million. Revenue increases related to offshore activities, custody, managed account services, subaccounting and securities lending drove the higher servicing revenue in 2006, partially offset by a decline in fund accounting and transfer agency revenue due to loss of clients and price concessions.

Operating expense declined $5 million, to $519 million, in 2006 compared with 2005. The decline was attributable to expense control and efficiencies implemented during the past year that resulted in a lower head count and associated lower compensation costs.

The impacts of distribution/out-of-pocket revenue and expenses entirely offset each other and have no net effect on PFPC’s earnings. The increases in these line items reflect the increased 12b-1 fees (marketing, sales and servicing fees associated with investment funds) during the fourth quarter of 2006 received by PFPC from fund accounts and then passed on to PFPC’s fund clients as a result of the BlackRock/MLIM transaction.

The decrease in custody fund assets at December 31, 2006 compared with December 31, 2005 resulted primarily from the deconversion of a major client during the first quarter of 2006, which was partially offset by new business, asset inflows from existing customers, and equity market appreciation. Subaccounting shareholder accounts serviced by PFPC increased over the year-earlier period due to net new business and growth in existing client accounts. Total assets serviced by PFPC amounted to $2.2 trillion at December 31, 2006 and $1.9 trillion at December 31, 2005.

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

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We maintain allowances for loan and lease losses and unfunded loan commitments and letters of credit at levels that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. We determine the adequacy of the allowances based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Expected default probabilities,
•	Exposure at default,
•	Loss given default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Estimated losses on consumer loans and residential mortgages, and
•	Amounts for changes in economic conditions and potential estimation or judgmental imprecision.

In determining the adequacy of the allowance for loan and lease losses, we make specific allocations to significant impaired loans, to pools of watchlist and nonwatchlist loans and to consumer and residential mortgage loans. We also allocate reserves to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $443 million, or 79%, of the allowance for loan and lease losses at December 31, 2006 to the commercial loan category. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity. Approximately $35 million, or 6.3%, of the allowance for loan and lease losses at December 31, 2006 have been allocated to these loans. The remainder of the allowance is allocated primarily to commercial real estate and lease financing loans.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information:

•

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of this Item 7 (which includes an illustration of the estimated impact on the aggregate of the allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit assuming we increased pool reserve loss rates for certain loan categories), and

•

In Item 8 of this Report, Note 8 Asset Quality in the Notes To Consolidated Financial Statements, and Allocation Of Allowance For Loan And Lease Losses in the Statistical Information (Unaudited) section.

Private Equity Asset Valuation

At December 31, 2006, private equity investments carried at estimated fair value totaled $463 million compared with $449 million at December 31, 2005. We value private equity assets at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the general partner which reflect fair value or, for direct investments, the estimated fair value of the investments. There is a time lag in our receipt of the financial information that is the primary basis for the valuation of our limited partnership interests. We recognized in the fourth quarter of 2006 valuation changes related to limited partnership investments that reflected the impact of third quarter 2006 market conditions and performance of the underlying companies.

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

Lease Residuals

We provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Direct financing leases are carried at the sum of lease payments and the estimated residual value of the leased property, less unearned income. Residual value insurance or guarantees by governmental entities cover a significant portion of the residual value. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, we bear the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value, which could result in an impairment charge and reduce earnings in the future. These residual values are reviewed for impairment on a quarterly basis.

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

Revenue Recognition

We derive net interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Asset management and fund servicing,
•	Customer deposits,
•	Loan servicing,
•	Brokerage services,
•	Merger and acquisition advisory services,
•	Sale of loans and securities,
•	Certain private equity activities, and
•	Securities and derivatives trading activities including foreign exchange.

We also earn fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services and participating in certain capital markets transactions.

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

Our tax treatment of certain leasing transactions is currently being challenged by the IRS, as described in greater detail in Cross-Border Leases and Related Tax and Accounting Matters in the Consolidated Balance Sheet Review section of this Item 7.

RECENT ACCOUNTING

PRONOUNCEMENTS

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on the following recent accounting pronouncements that are relevant to our business, including a description of each new pronouncement, the required date of adoption, our planned date of adoption, and the expected impact on our consolidated financial statements. All of the following pronouncements were issued by the FASB unless otherwise noted.

The following was issued in 2007:

•	SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

The following were issued during 2006:

•	SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”
•	SFAS 157, “Fair Value Measurements”
•	SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”
•	SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”
•	FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”
•	FASB Staff Position No. (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”

Issued during 2005 with an effective date in 2006:

•

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”

STATUS OF DEFINED BENEFIT

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

The expected long-term return on assets assumption does significantly affect pension expense. We decreased the expected long-term return on plan assets from the 8.50% used for 2005 to 8.25% for determining net periodic pension cost for 2006. Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in the following year to change by approximately $3 million.

The table below reflects the estimated effects on pension expense of certain changes in assumptions, using 2007 estimated expense as a baseline.

Change in Assumption	Estimated Increase to 2007 Pension Expense (In millions)
.5% decrease in discount rate	$2
.5% decrease in expected long-term return on assets	$8
.5% increase in compensation rate	$2

We currently estimate a pretax pension benefit of $33 million in 2007 compared with a pretax benefit of $12 million in 2006.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” This statement affects the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, our postretirement welfare benefit plans, and our postemployment benefit plans. SFAS 158 requires recognition on the balance sheet of the over- or underfunded position of these plans as the difference between the fair value of plan assets and the related benefit obligations. To the extent that a plan’s net funded status differs from the amounts currently recognized on the balance sheet, the difference, net of tax, will be recorded as a part of accumulated other comprehensive income or loss (“AOCI”) within the shareholders’ equity section of the balance sheet.

This guidance also requires the recognition of any unrecognized actuarial gains and losses and unrecognized prior services costs to AOCI, net of tax. Post-adoption changes in unrecognized actuarial gains and losses as well as unrecognized prior service costs will be recognized in other comprehensive income, net of tax. The year-end 2006 adjustment to our plans’ funded status for all unamortized net actuarial losses and prior service costs was $132 million after tax. SFAS 158 was effective for PNC as of December 31, 2006, with no restatements permitted for prior year-end reporting periods.

Plan asset investment performance has the most impact on contribution requirements. However, contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance will drive the amount of permitted contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. In any event, any large near-term contributions to the plan will be at our discretion, as we expect that the minimum required contributions under the law will be minimal or zero for several years.

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

OVERVIEW

As a financial services organization, we take a certain amount of risk in every business decision. For example, every time we open an account or approve a loan for a customer, process a payment, hire a new employee, or implement a new computer system, we incur a certain amount of risk. As an organization, we must balance revenue generation and profitability with the risks associated with our business activities. Risk management is not about eliminating risks, but about identifying and accepting risks and then effectively managing them so as to optimize shareholder value.

The key to effective risk management is to be proactive in identifying, measuring, evaluating, and monitoring risk on an ongoing basis. Risk management practices support decision-making, improve the success rate for new initiatives, and strengthen the market’s confidence in an organization.

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

The credit granting businesses maintain direct responsibility for monitoring credit risk within PNC. The Corporate Credit Policy area provides independent oversight to the measurement, monitoring and reporting of our credit risk and reports to the Chief Risk Officer. Corporate Audit also provides an independent assessment of the effectiveness of the credit risk management process.

Nonperforming, Past Due And Potential Problem Assets

See the Nonperforming Assets And Related Information table in the Statistical Information (Unaudited) section of Item 8 of this Report and included here by reference for details of the types of nonperforming assets that we held at December 31, 2006, 2005, 2004, 2003 and 2002. In addition, certain performing assets that have interest payments that are past due or have the potential for future repayment problems.

Total nonperforming assets at December 31, 2006 decreased $45 million, to $171 million, compared with the prior year-end as nonperforming loans declined $43 million in the comparison.

The amount of nonperforming loans that was current as to principal and interest was $59 million at December 31, 2006 and $115 million at December 31, 2005. While we believe that overall asset quality will remain strong for the near term, the current level of asset quality is not sustainable for the foreseeable future.

Nonperforming Assets By Business

In millions	December 31 2006	December 31 2005
Retail Banking	$106	$90
Corporate & Institutional Banking	63	124
Other	2	2
Total nonperforming assets	$171	$216

Change In Nonperforming Assets

In millions	2006	2005
January 1	$216	$175
Transferred from accrual	225	340
Returned to performing	(17)	(10)
Principal reductions and payoffs	(116)	(183)
Asset sales	(17)	(16)
Charge-offs and valuation adjustments	(120)	(90)
December 31	$171	$216

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2006	Dec. 31 2005	Dec. 31 2006	Dec. 31 2005
Commercial	$9	$12.04%		.06%
Commercial real estate	5	2.14		.06
Consumer	28	22.17		.14
Residential mortgage	7	10.11		.14
Other	1		.27
Total loans	50	46.10		.09
Loans held for sale	9	47.38		1.92
Total loans and loans held for sale	$59	$93.11%		.18%

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $41 million at December 31, 2006, compared with $67 million at December 31, 2005. Approximately 59% of these loans are in the Corporate & Institutional Banking portfolio.

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

We refer you to Note 8 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding changes in the allowance for loan and lease losses and in the allowance for unfunded loan commitments and letters of credit. Also see the Allocation Of Allowance For Loan And Lease Losses table in the Statistical Information (Unaudited) section of Item 8 of this Report for additional information included herein by reference.

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

Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Percent of Average Loans
2006
Commercial	$108	$19	$89.44%
Commercial real estate	3	1		2.06
Consumer	52	15		37.23
Residential mortgage	3			3.04
Lease financing	14	5		9.32
Total	$180	$40		$140.28
2005
Commercial (a)	$52	$82	$(30)	(.16)%
Commercial real estate	1	1
Consumer	45	15		30.19
Residential mortgage	2			2.03
Lease financing	29	1		28.95
Total	$129	$99		$30.06
(a)	Includes a $53 million loan recovery.

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, industry concentrations and conditions, credit quality trends, recent loss experience in particular sectors of the portfolio, ability and depth of lending management, changes in risk selection and underwriting standards and the timing of available information. The amount of reserves for these qualitative factors is assigned to loan categories and to business segments primarily based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 8.0% of the total allowance and .09% of total loans at December 31, 2006.

The provision for credit losses for the year ended December 31, 2006 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of December 31, 2006 reflected loan growth, changes in loan portfolio composition, the impact of refinements to our reserve methodology, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

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

The allowance as a percent of nonperforming loans was 381% and as a percent of total loans was 1.12% at December 31,

2006. The comparable percentages at December 31, 2005 were 314% and 1.21%.

CREDIT DEFAULT SWAPS

Credit default swaps provide, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying financial instruments. We use the contracts to mitigate credit risk associated with commercial lending activities as well as proprietary derivative and convertible bond trading. Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net losses from credit default swaps are reflected in the Trading line item on our Consolidated Income Statement and were not significant in 2006 or 2005.

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

To monitor and control operational risk, we maintain a comprehensive framework including policies and a system of internal controls that is designed to manage risk and to provide management with timely and accurate information about the operations of PNC. Management at each business unit is primarily responsible for its operational risk management program, given that operational risk management is integral to direct business management and most easily effected at the business unit level. Corporate Operational Risk Management, reporting to the Chief Risk Officer, oversees day-to-day operational risk management activities.

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

Insurance

As a component of our risk management practices, we purchase insurance designed to protect us against accidental loss or losses which, in the aggregate, may significantly affect personnel, property, financial objectives, or our ability to continue to meet our responsibilities to our various stakeholder groups.

PNC, through subsidiary companies, Alpine Indemnity Limited and PNC Insurance Corp., participates as a direct writer for its general liability, automobile liability, workers’ compensation, property and terrorism programs. PNC’s risks associated with its participation as a direct writer for these programs are mitigated through policy limits and annual aggregate limits. Risks in excess of Alpine and PNC Insurance Corp. policy limits and annual aggregates are mitigated through the purchase of direct coverage provided by various insurers up to limits established by PNC’s Corporate Insurance Committee.

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

We typically maintain our liquidity position through:

•	A large and stable deposit base derived from our retail and wholesale banking activities,
•	A portfolio of liquid investment securities,
•	Diversified sources of short-term and long-term wholesale funding, and
•	Significant unused borrowing capacity at both the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and the Federal Reserve discount window.

Our largest source of liquidity on a consolidated basis is the deposit base that comes from our retail and wholesale banking activities. Other borrowed funds come from a diverse mix of short and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Liquid assets consist of short-term investments (federal funds sold, resale agreements and other short-term investments, including trading securities) and securities available for sale. At December 31, 2006, our liquid assets totaled $28.1 billion, with $10.6 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

PNC Bank, N.A. is a member of FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgages, other real estate related loans, and mortgage-backed securities. At December 31, 2006, we maintained significant unused borrowing capacity from the FHLB-Pittsburgh under current collateral requirements.

We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through December 31, 2006, PNC Bank, N.A. had issued $2.9 billion of debt under this program, including $500 million of 18-month floating rate notes, due January 2008, issued during the second quarter of 2006. None of the 2006 issuances outlined above is redeemable or subject to repayment at the option of the holder prior to maturity.

In December 2004, PNC Bank, N.A. established a program to offer up to $3.0 billion of its commercial paper. As of December 31, 2006, there were no issuances outstanding under this program.

Parent Company Liquidity

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. We provide additional information on these limitations in Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements included in Item 8 of this Report and include such information here by reference. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $625 million at December 31, 2006.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of December 31, 2006, the parent company had approximately $1.4 billion in funds available from its cash and short-term investments. During 2006, BlackRock dividends of approximately $74 million were paid to our intermediate bank holding company and were available for payment to the parent company.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

•	In October 2006, we issued $450 million of floating rate senior notes that mature in October 2008. Interest will be reset monthly to 1-month LIBOR plus 2 basis points and will be paid monthly.
•

In December 2006, we issued $1 billion of floating-rate exchangeable senior notes due December 2036 through a private placement. Interest is reset quarterly to 3-month LIBOR less 40 basis points and is paid quarterly. See Note 13 Borrowed Funds in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information on this issuance.

During 2006, $1.1 billion of parent company senior debt matured, all during the third quarter. As of December 31, 2006, there were $566 million of parent company obligations with maturities of less than one year.

In December 2006, we elected to redeem all of the underlying Capital Securities related to the following trusts, totaling $453 million:

•	PNC Capital Trust A ($350 million),
•	Riggs Trust I ($73 million), and
•	UNB Trust II ($30 million).

At December 31, 2006, we had unused capacity under effective shelf registration statements of approximately

$150 million of debt or equity securities. In January 2007, we filed two new shelf registration statements which will enable us to issue additional debt and equity securities, including certain hybrid capital instruments.

During February 2007, in connection with our planned acquisition of Mercantile, we issued $1.9 billion of debt to fund the cash portion of this transaction, comprised of the following:

•	On February 1, 2007, we issued $775 million of floating rate senior notes due January 2012. Interest will be reset quarterly to 3-month LIBOR plus 14 basis points and interest will be paid quarterly.
•	Also on February 1, 2007, we issued $500 million of floating rate senior notes due January 2014. Interest will be reset quarterly to 3-month LIBOR plus 20 basis points and will be paid quarterly.
•	On February 8, 2007, we issued $600 million of subordinated notes due February 2017. These notes pay interest semiannually at a fixed rate of 5.625%.

We currently expect to issue additional debt or hybrid capital instruments in March 2007 for the remainder of the financing for our planned acquisition of Mercantile.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of December 31, 2006.

Contractual Obligations		Payment Due By Period
December 31, 2006 - in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$19,024	$16,464	$994	$255	$1,311
Borrowed funds	15,028	8,410	2,298	764	3,556
Minimum annual rentals on noncancellable leases	965	140	233	178	414
Nonqualified pension and post retirement benefits	293	30	62	63	138
Purchase obligations (a)	320	116	111	44	49
Total contractual cash obligations	$35,630	$25,160	$3,698	$1,304	$5,468
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)	Total Amounts Committed	Amount Of Commitment Expiration By Period
December 31, 2006 - in millions		Less than one year	One to three years	Four to five years	After five years
Loan commitments	$44,835	$15,940	$18,728	$9,729	$438
Standby letters of credit	4,360	2,375	1,202	716	67
Other commitments (b)	239	102	56	10	71
Total commitments	$49,434	$18,417	$19,986	$10,455	$576
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes equity funding commitments related to equity management and affordable housing.

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

We have established enterprise-wide policies and methodologies to identify, measure, monitor, and report market risk. Market Risk Management provides independent oversight by monitoring compliance with these limits and guidelines, and reporting significant risks in the business to the Joint Risk Committee of the Board.

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

ALM centrally manages interest rate risk within limits and guidelines set forth in our risk management policies approved by the Asset and Liability Committee and the Joint Risk Committee of the Board.

Sensitivity results and market interest rate benchmarks for the years ended December 31, 2006 and December 31, 2005 follow:

Interest Sensitivity Analysis

	Fourth Quarter 2006	Fourth Quarter 2005
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(2.6)%	(.5)%
100 basis point decrease	2.5%	.2%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(5.5)%	(1.2)%
100 basis point decrease	3.7%	(1.1)%
Duration of Equity Model
Base case duration of equity (in years):	1.5	.3
Key Period-End Interest Rates
One month LIBOR	5.32%	4.39%
Three-year swap	5.10%	4.84%

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity To Alternative Rate Scenarios table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates, and (iii) a Two-Ten Inversion (a 200 basis point inversion between two-year and ten-year rates superimposed on current base rates) scenario. We are inherently sensitive to a flatter or inverted yield curve.

Net Interest Income Sensitivity To Alternative Rate Scenarios (as of December 31, 2006)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	2.3%	1.6%	(6.6)%

Second year sensitivity	8.4%	4.9%	(6.1)%

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

Our risk position has become increasingly liability sensitive in part due to the increase in market interest rates and in part due to our balance sheet management strategy. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities primarily include customer-driven trading in fixed income securities, equities, derivatives, and foreign exchange contracts. They also include the underwriting of fixed income and equity securities and proprietary trading.

We use value-at-risk (“VaR”) as the primary means to measure and monitor market risk in trading activities. The Joint Risk Committee of the Board establishes an enterprise-wide VaR limit on our trading activities.

During 2006, our VaR ranged between $3.8 million and $7.7 million, averaging $5.5 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During 2006, there were no such instances at the enterprise-wide level.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for 2006, 2005 and 2004 was as follows:

Year end December 31 - in millions	2006	2005	2004
Net interest income (expense)	$(6)	$9	$13
Noninterest income	183	157	113
Total trading revenue	$177	$166	$126
Securities underwriting and trading (a)	$38	$47	$48
Foreign exchange	55	39	31
Financial derivatives	84	80	47
Total trading revenue	$177	$166	$126
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Average trading assets and liabilities consisted of the following:

Year ended - in millions	December 31 2006	December 31 2005	December 31 2004
Assets
Securities (a)	$1,712	$1,850	$871
Resale agreements (b)	623	663	166
Financial derivatives (c)	1,148	772	605
Loans at fair value (c)	128
Total assets	$3,611	$3,285	$1,642
Liabilities
Securities sold short (d)	$965	$993	$275
Repurchase agreements and other borrowings (e)	833	1,044	249
Financial derivatives (f)	1,103	825	594
Borrowings at fair value (f)	31
Total liabilities	$2,932	$2,862	$1,118
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance Sheet And Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Other borrowed funds.
(e)	Included in Repurchase agreements and Other borrowed funds.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, and underwriting and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations, and later-stage growth financings in a variety of industries. We also have investments in affiliated and non-affiliated funds that make similar investments in private equity and in debt and equity-oriented hedge funds. The economic and/or book value of these investments and other assets such as loan servicing rights are directly affected by changes in market factors.

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the worst-case value depreciation over one year within a 99.9% confidence level. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. Market Risk Management and Finance provide independent oversight of the valuation process.

Various PNC business units manage our private equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

Private Equity

The private equity portfolio is comprised of investments that vary by industry, stage and type of investment. Private equity investments are reported at fair value. Changes in the values of private equity investments are reflected in our results of operations. Due to the nature of the direct investments, we must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among other factors, to determine the estimated fair value of the investments. Market conditions and actual performance of the investments could differ from these assumptions. Accordingly, lower valuations may occur that could adversely impact earnings in future periods. Also, the valuations may not represent amounts that will ultimately be realized from these investments. See Private Equity Asset Valuation in the Critical Accounting Policies And Judgments section of this Item 7 for additional information.

At December 31, 2006, private equity investments carried at estimated fair value totaled $463 million compared with $449 million at December 31, 2005. As of December 31, 2006, approximately 45% of the amount is invested directly in a variety of companies and approximately 55% is invested in various limited partnerships. Private equity unfunded commitments totaled $123 million at December 31, 2006 compared with $78 million at December 31, 2005.

See Note 24 Commitments And Guarantees in the Notes To Consolidated Financial Statements regarding our commitment to PNC Mezzanine Partners III, LP, which is consolidated for financial reporting purposes as PNC has a 57% ownership interest.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both.

PNC owns approximately 44 million shares of BlackRock common stock, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital.

In November 2006, we invested an aggregate of $100 million in FIM Holdings, LLC (“FIM”) as a non-managing member with a 1.25% ownership interest. FIM acquired a 51%

ownership position in GMAC LLC from General Motors Corporation (“GM”) and purchased redeemable preferred stock from GMAC LLC.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives as of December 31, 2006 and December 31, 2005, is presented in Note 1 Accounting Policies and Note 16 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional amount and net fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at December 31, 2006 and 2005. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives - 2006

December 31, 2006 - dollars in millions	Notional/ Contract Amount	Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$7,815	$62	3 yrs. 9 mos.	5.30%	5.43%
Interest rate floors (b)	6		4 yrs. 3 mos.	NM	NM
Total asset rate conversion	7,821	62
Liability rate conversion
Interest rate swaps (a) Receive fixed	4,245	6	6 yrs. 11 mos.	5.15	5.43
Total liability rate conversion	4,245	6
Total interest rate risk management	12,066	68
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	745	(7)	9 yrs. 11 mos.	5.25	5.09
Total commercial mortgage banking risk management	745	(7)
Total accounting hedges (c)	$12,811	$61
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$48,816	$9	4 yrs. 11 mos.	5.00%	5.01%
Caps/floors
Sold	1,967	(3)	7 yrs. 4 mos.	NM	NM
Purchased	897	3	7 yrs. 2 mos.	NM	NM
Futures	2,973	2	9 mos.	NM	NM
Foreign exchange	5,245		6 mos.	NM	NM
Equity	2,393	(63)	1 yr. 6 mos.	NM	NM
Swaptions	8,685	16	6 yrs. 10 mos.	NM	NM
Other	20		10 yrs. 6 mos.	NM	NM
Total customer-related	70,996	(36)
Other risk management and proprietary
Interest rate
Swaps	19,631	4	7 yrs. 8 mos.	4.81%	4.97%
Caps/floors
Sold	6,500	(50)	2 yrs. 11 mos.	NM	NM
Purchased	7,010	59	3 yrs.	NM	NM
Futures	13,955	(3)	1 yr. 4 mos.	NM	NM
Foreign exchange	1,958		5 yrs. 2 mos.	NM	NM
Credit derivatives	3,626	(11)	7 yrs.	NM	NM
Risk participation agreements	786		5 yrs. 5 mos.	NM	NM
Commitments related to mortgage-related assets	2,723	10	2 mos.	NM	NM
Options
Futures	63,033	(2)	8 mos.	NM	NM
Swaptions	25,951	54	6 yrs. 10 mos.	NM	NM
Total other risk management and proprietary	145,173	61
Total free-standing derivatives	$216,169	$25
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 67% were based on 1-month LIBOR, 27% on 3-month LIBOR and 6% on Prime Rate.
(b)	Interest rate floors have a weighted-average strike of 3.21%.
(c)	Fair value amounts include accrued interest receivable of $94 million.

NM Not meaningful

Financial Derivatives - 2005

December 31, 2005 - dollars in millions	Notional/ Contract Amount	Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a) Receive fixed	$2,926	$(9)	2 yrs. 10 mos.	4.75%	4.42%
Pay fixed	12		2 yrs. 1 mo.	3.68	4.77
Futures contracts	42		1 yr. 1 mo.	NM	NM
Total asset rate conversion	2,980	(9)
Liability rate conversion
Interest rate swaps (a) Receive fixed	5,345	84	6 yrs. 5 mos.	4.87	5.37
Total liability rate conversion	5,345	84
Total interest rate risk management	8,325	75
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	251	(4)	10 yrs. 9 mos.	5.05	4.88
Pay total return swaps designated to loans held for sale (a)	250	(2)	1 mo.	NM	4.37
Total commercial mortgage banking risk management	501	(6)
Total accounting hedges (b)	$8,826	$69
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$43,868	$34	4 yrs. 2 mos.	4.69%	4.69%
Caps/floors
Sold	1,710	(4)	1 yr. 11 mos.	NM	NM
Purchased	1,446	3	11 mos.	NM	NM
Futures	2,570		10 mos.	NM	NM
Foreign exchange	4,687	4	5 mos.	NM	NM
Equity	2,744	(79)	1 yr. 6 mos.	NM	NM
Swaptions	2,559	(1)	8 yrs. 11mos.	NM	NM
Other	230	1	10 yrs. 8 mos.	NM	NM
Total customer-related	59,814	(42)
Other risk management and proprietary
Interest rate
Swaps	2,369	1	4 yrs. 11 mos.	4.56%	4.65%
Basis swaps	756	1	6 yrs. 10 mos.	4.14	4.85
Pay fixed swaps	2,474	(2)	7 yrs. 7 mos.	4.37	4.57
Caps/floors
Sold	2,000	(10)	2 yrs. 7 mos.	NM	NM
Purchased	2,310	14	2 yrs. 10 mos.	NM	NM
Futures	10,901	2	1 yr. 2 mos.	NM	NM
Credit derivatives	1,353		4 yrs. 7 mos.	NM	NM
Risk participation agreements	461		3 yrs. 11 mos.	NM	NM
Commitments related to mortgage-related assets	1,695	1	2 mos.	NM	NM
Options
Futures	33,384	3	5 mos.	NM	NM
Swaptions	15,440	30	7 yrs. 7 mos.	NM	NM
Other	24	4	4 mos.	NM	NM
Total other risk management and proprietary	73,167	44
Total free-standing derivatives	$132,981	$2
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of a notional amount, 67% were based on 1-month LIBOR, 33% on 3-month LIBOR.
(b)	Fair value amounts include accrued interest receivable of $81 million.
NM	Not meaningful

2005 VERSUS 2004

CONSOLIDATED INCOME STATEMENT REVIEW

Summary Results

Consolidated net income for 2005 was $1.325 billion or $4.55 per diluted share and for 2004 was $1.197 billion or $4.21 per diluted share.

Results for 2005 included the impact of the following items:

•

The reversal of deferred tax liabilities that benefited earnings by $45 million, or $.16 per diluted share, in the first quarter related to our transfer of ownership in BlackRock from PNC Bank, N.A. to our intermediate bank holding company, PNC Bancorp, Inc.;

•	Implementation costs totaling $35 million after-tax, or $.12 per diluted share, related to the One PNC initiative;
•	The $34 million after-tax benefit of a second quarter 2005 loan recovery; and
•	Integration costs of $20 million after-tax, or $.07 per diluted share, comprised of provision for credit losses, noninterest expense and deferred taxes, related to the May 2005 acquisition of Riggs.

Results for 2004 reflected the impact of charges totaling $49 million after taxes, or $.17 per diluted share, related to the 2002 BlackRock LTIP.

Net Interest Income

Net interest income was $2.154 billion for 2005 and $1.969 billion for 2004. Net interest income on a taxable-equivalent basis was $2.187 billion for 2005 compared with $1.989 billion in 2004, an increase of $198 million, or 10%. The net interest margin was 3.00% for 2005, a decline of 22 basis points compared with 2004. Net interest income increased in 2005 compared with the prior year as strong growth in earning assets and deposits in 2005 more than offset the decline in the net interest margin.

Provision For Credit Losses

The provision for credit losses decreased $31 million, to $21 million, for 2005 compared with 2004. The decline in the provision for credit losses was primarily due to the benefit of a $53 million loan recovery in the second quarter of 2005 resulting from a litigation settlement, in addition to continued strong asset quality. The favorable impact of these factors on the provision was partially offset by the impact of total average loan and commitments growth in 2005 compared with the prior year.

Noninterest Income

Noninterest income was $4.173 billion for 2005 and $3.572 billion for 2004. An increase in asset management fees was the largest factor in the increase, driven largely by

BlackRock’s acquisition of SSRM in January 2005 and higher performance fees. In addition, noninterest income in 2005 reflected increases in all other major categories other than net securities losses in 2005 compared with net gains in 2004 and Other, which was flat.

Additional Analysis

Combined asset management and fund servicing fees amounted to $2.313 billion for 2005 compared with $1.811 billion for 2004. The increase reflected the impact of the first quarter 2005 SSRM acquisition, higher performance fees at BlackRock, and other growth in assets managed and serviced.

Assets under management at December 31, 2005 totaled $494 billion compared with $383 billion at December 31, 2004. In addition to the impact of net new business during 2005, the acquisition of SSRM added $50 billion of assets under management during the first quarter of 2005. PFPC provided fund accounting/administration services for $835 billion of net fund assets and provided custody services for $476 billion of fund assets at December 31, 2005, compared with $721 billion and $451 billion, respectively, at December 31, 2004. These increases were driven by net new business and asset inflows from existing customers, as well as comparatively favorable market conditions.

Service charges on deposits increased $21 million for 2005 compared with 2004. Although growth in service charges was limited due to our offering of free checking in both the consumer and small business channels, free checking positively impacted customer and demand deposit growth as well as other deposit-related fees.

Brokerage fees increased $6 million, to $225 million, for 2005 compared with the prior year. The increase was primarily due to higher mutual fund-related revenues in 2005.

Consumer services fees increased $34 million, to $293 million, in 2005 compared with 2004. Higher fees reflected additional fees from debit card transactions, primarily due to higher volumes and the expansion into the greater Washington, D.C. area in May 2005.

Corporate services revenue was $485 million for 2005, compared with $423 million in 2004. Corporate services revenue in 2005 benefited from the impact of higher net gains on commercial mortgage loan sales, higher fees related to commercial mortgage servicing activities, increased loan syndication fees and higher capital markets-related revenues, including revenues attributable to Harris Williams beginning in October 2005, compared with the prior year. These increases were partially offset by a $45 million decline in 2005 of net gains in excess of valuation adjustments related to our liquidation of institutional loans held for sale. Our liquidation of institutional loans held for sale is complete.

Equity management (private equity) net gains on portfolio investments totaled $96 million for 2005 and $67 million for 2004.

Net securities losses amounted to $41 million for 2005 compared with net securities gains of $55 million in 2004. In late April and early May 2005 we sold $2.1 billion of securities available for sale and terminated $1.0 billion of resale agreements that were most sensitive to extension risk due to rising short-term interest rates. We also purchased $2.1 billion of securities with higher yields and lower extension risk. These transactions resulted in realized net securities and other losses of approximately $31 million.

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

Other noninterest income decreased $1 million, to $372 million, in 2005 compared with 2004. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

Other noninterest income for 2005 included the following pretax items:

•	A $33 million gain related to contributions of BlackRock stock to the PNC Foundation, transactions that also impacted noninterest expense, and
•	Income related to the 2005 SSRM and Riggs acquisitions.

The factors above offset the impact of the following pretax gains in 2004:

•	A first quarter $34 million gain related to the sale of our modified coinsurance contracts, and
•	A second quarter $13 million gain recognized in connection with BlackRock’s sale of its interest in Trepp LLC, a provider of commercial mortgage-backed security information, analytics and technology.

Noninterest Expense

Total noninterest expense was $4.306 billion for 2005, an increase of $594 million compared with 2004. The efficiency ratio was 68% for 2005 and 67% for 2004.

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

Noninterest expense of $3.712 billion for 2004 included a $110 million charge associated with the BlackRock LTIP and conversion-related and other nonrecurring costs totaling approximately $11 million related to our acquisition of United National Bancorp, Inc.

Apart from the impact of these items, noninterest expense increased $174 million, or 5%, in 2005 compared with 2004. These higher expenses were driven by investments in our businesses and increased sales incentives.

EFFECTIVE TAX RATE

Our effective tax rate was 30.2% for 2005 and 30.3% for 2004. The low effective tax rate for 2005 was primarily attributable to the impact of the reversal of deferred tax liabilities that year in connection with the transfer of our ownership in BlackRock described under “Summary Results” above.

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

CONSOLIDATED BALANCE SHEET REVIEW

Loans

Loans increased $5.6 billion, or 13%, as of December 31, 2005 compared with December 31, 2004. The increase in total loans reflected the following, in part due to our expansion into the greater Washington, DC market beginning in May 2005:

•	Residential mortgage loans increased $2.5 billion, and

•	Demand for commercial loans, including commercial real estate loans grew during the year, reflected in the $3.1 billion increase in these loan categories.

Securities

Total securities at December 31, 2005 were $20.7 billion compared with $16.8 billion at December 31, 2004. Securities represented 23% of total assets at December 31, 2005 compared with 21% at December 31, 2004. The increase in total securities compared with December 31, 2004 was primarily due to increases in mortgage-backed securities and commercial mortgage-backed securities, partially offset by declines in US Treasury and government agencies and asset- backed securities. The increase in 2005 also reflected the impact of Riggs.

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

Loans Held For Sale

Education loans held for sale totaled $1.9 billion at December 31, 2005, and $1.1 billion at December 31, 2004 and represented the majority of our loans held for sale at each date. Gains on sales of education loans totaled $19 million for 2005 and $30 million for 2004. These gains are reflected in the other noninterest income line item in our Consolidated Income Statement.

Asset Quality

Nonperforming assets were $216 million at December 31, 2005, an increase of $41 million from December 31, 2004. The increase in nonperforming assets was primarily due to an increase in nonaccrual asset-based loans. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .42% at December 31, 2005 compared with .39% at December 31, 2004. The allowance for loan and lease losses was $596 million and represented 1.21% of total loans and 314% of nonperforming loans at December 31, 2005. The comparable amounts were $607 million, 1.40% and 424%, respectively, at December 31, 2004.

Funding Sources

Total funding sources were $77.2 billion at December 31, 2005 and $65.2 billion at December 31, 2004. The increase of $12 billion in funding sources was comprised of a $7 billion increase in total deposits and a $5 billion increase in total borrowed funds. The increase in deposits reflected sales and retention efforts related to core deposits as well as the impact of our expansion into the greater Washington, DC area.

Higher borrowed funds at December 31, 2005 were driven in part by the following 2005 transactions:

•	Senior bank note issuances totaling $925 million,
•	Senior debt issuances of $1.1 billion and BlackRock’s issuance of $250 million of convertible debentures,
•	Subordinated bank debt issuance of $500 million and the assumption of $345 million of subordinated debt related to the Riggs transaction,
•	$1 billion of FHLB advances, and
•	Higher short-term borrowings to fund asset growth.

These increases were partially offset by maturities of $750 million of senior bank notes and $350 million of subordinated debt during 2005.

Shareholders’ Equity

The increase of $1.1 billion, to $8.6 billion, in total shareholders’ equity at December 31, 2005 compared with the prior year-end was primarily attributable to the impact of retained earnings of $750 million and the issuance of $356 million of shares in connection with the Riggs acquisition.

Regulatory capital ratios at December 31, 2005 were 7.2% for leverage, 8.3% for tier 1 risk-based and 12.1% for total risk-based capital. At December 31, 2004, the regulatory capital ratios were 7.6% for leverage, 9.0% for tier 1 risk-based and 13.0% for total risk-based capital.

Glossary of Terms

Accounting/administration net fund assets - Net domestic and foreign fund investment assets for which we provide accounting and administration services. We do not include these assets on our Consolidated Balance Sheet.

Adjusted average total assets - Primarily comprised of total average quarterly (or annual) assets plus (less) unrealized losses (gains) on available-for-sale debt securities, less goodwill and certain other intangible assets (net of eligible deferred taxes).

Annualized - Adjusted to reflect a full year of activity.

Assets under management - Assets over which we have sole or shared investment authority for our customers/clients. We do not include these assets on our Consolidated Balance Sheet.

Basis point - One hundredth of a percentage point.

Charge-off - Process of removing a loan or portion of a loan from our balance sheet because it is considered uncollectible. We also record a charge-off when a loan is transferred to held for sale by reducing the loan’s carrying amount by the allowance for loan losses associated with such loan or if the loan’s market value is less than its carrying amount.

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

Derivatives -Financial contracts whose value is derived from publicly traded securities, interest rates, currency exchange rates or market indices. Derivatives cover a wide assortment of financial contracts, including forward contracts, futures, options and swaps.

Duration of equity - An estimate of the rate sensitivity of our economic value of equity. A negative duration of equity is associated with asset sensitivity (i.e., positioned for rising interest rates), while a positive value implies liability sensitivity (i.e., positioned for declining interest rates). For example, if the duration of equity is +1.5 years, the economic value of equity declines by 1.5% for each 100 basis point increase in interest rates.

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

Tangible common equity ratio - Period-end common shareholders’ equity less goodwill and other intangible assets (net of eligible deferred taxes), and excluding mortgage servicing rights, divided by period-end assets less goodwill and other intangible assets (net of eligible deferred taxes), and excluding mortgage servicing rights.

Taxable-equivalent interest - The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable asset. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable assets. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

Tier 1 risk-based capital - Tier 1 risk-based capital equals: total shareholders’ equity, plus trust preferred capital securities, plus certain minority interests that are held by others; less goodwill and certain other intangible assets (net of eligible deferred taxes), less equity investments in nonfinancial companies and less net unrealized holding losses on available-for-sale equity securities. Net unrealized holding gains on available-for-sale equity securities, net unrealized holding gains (losses) on available-for-sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for tier 1 risk-based capital purposes.

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

Total risk-based capital - Tier 1 risk-based capital plus qualifying subordinated debt and trust preferred securities, other minority interest not qualified as tier 1, and the allowance for loan and lease losses, subject to certain limitations.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors elsewhere in this Report, including in the Risk Factors and Risk Management sections. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

•

Our business and operating results are affected by business and economic conditions generally or specifically in the principal markets in which we do business. We are affected by changes in our customers’ and counterparties’ financial performance, as well as changes in customer preferences and behavior, including as a result of changing business and economic conditions.

•

The value of our assets and liabilities, as well as our overall financial performance, are also affected by changes in interest rates or in valuations in the debt and equity markets. Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates, can affect our activities and financial results.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our ability to implement our business initiatives and strategies, including the final phases of our One PNC initiative, could affect our financial performance over the next several years.

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

Also, risks and uncertainties that could affect the results anticipated in forward-looking statements or from historical performance relating to our equity interest in BlackRock, Inc. are discussed in more detail in BlackRock’s filings with the SEC, including in the Risk Factors sections of BlackRock’s reports, accessible on the SEC’s website and on or through BlackRock’s website at www.blackrock.com.

In addition, our pending acquisition of Mercantile Bankshares presents us with a number of risks and uncertainties related both to the acquisition transaction itself and to the integration of the acquired businesses into PNC after closing. These risks and uncertainties include the following:

•

Completion of the transaction remains dependent on customary closing conditions, including regulatory approvals. The impact of the completion of the transaction on PNC’s financial statements will be affected by the timing of the transaction.

•	The transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events.

•

The integration of Mercantile’s business and operations with those of PNC, which will include conversion of Mercantile’s different systems and procedures, may take longer than anticipated, may be more costly than anticipated, and may have unanticipated adverse results relating to Mercantile’s or PNC’s existing businesses.

•

The anticipated benefits, including anticipated strategic gains and anticipated cost savings and other synergies of the transaction, may be significantly harder or take longer to be realized than anticipated or may not be achieved in their entirety, including as a result of unexpected factors or events, and attrition in key client, partner and other relationships relating to the transaction may be greater than expected.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The PNC Financial Services Group, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of December 31, 2006.

As a result of the transaction discussed in Note 2 to the consolidated financial statements, the Company no longer consolidates BlackRock, Inc. (“BlackRock”). Beginning September 30, 2006, the Company recognized its investment in BlackRock using the equity method of accounting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 1, 2007

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2006	2005	2004
Interest Income
Loans	$3,203	$2,669	$2,043
Securities available for sale	1,049	822	568
Other	360	243	141
Total interest income	4,612	3,734	2,752
Interest Expense
Deposits	1,590	981	484
Borrowed funds	777	599	299
Total interest expense	2,367	1,580	783
Net interest income	2,245	2,154	1,969
Provision for credit losses	124	21	52
Net interest income less provision for credit losses	2,121	2,133	1,917
Noninterest Income
Asset management	1,420	1,443	994
Fund servicing	893	870	817
Service charges on deposits	313	273	252
Brokerage	246	225	219
Consumer services	365	293	259
Corporate services	626	485	423
Equity management gains	107	96	67
Net securities gains (losses)	(207)	(41)	55
Trading	183	157	113
Net gains related to BlackRock	2,066
Other	315	372	373
Total noninterest income	6,327	4,173	3,572
Noninterest Expense
Compensation	2,128	2,061	1,755
Employee benefits	304	332	309
Net occupancy	310	313	267
Equipment	303	296	290
Marketing	104	106	87
Other	1,294	1,198	1,004
Total noninterest expense	4,443	4,306	3,712
Income before minority interest and income taxes	4,005	2,000	1,777
Minority interest in income of BlackRock	47	71	42
Income taxes	1,363	604	538
Net income	$2,595	$1,325	$1,197
Earnings Per Common Share
Basic	$8.89	$4.63	$4.25
Diluted	$8.73	$4.55	$4.21
Average Common Shares Outstanding
Basic	292	286	281
Diluted	297	290	284

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value	December 31
	2006	2005
Assets
Cash and due from banks	$3,523	$3,518
Federal funds sold and resale agreements	1,763	350
Other short-term investments, including trading securities	3,130	2,543
Loans held for sale	2,366	2,449
Securities available for sale	23,191	20,710
Loans, net of unearned income of $795 and $835	50,105	49,101
Allowance for loan and lease losses	(560)	(596)
Net loans	49,545	48,505
Goodwill	3,402	3,619
Other intangible assets	641	847
Equity investments	5,330	1,323
Other	8,929	8,090
Total assets	$101,820	$91,954

Liabilities
Deposits
Noninterest-bearing	$16,070	$14,988
Interest-bearing	50,231	45,287
Total deposits	66,301	60,275
Borrowed funds
Federal funds purchased	2,711	4,128
Repurchase agreements	2,051	1,691
Bank notes and senior debt	3,633	3,875
Subordinated debt	3,962	4,469
Other	2,671	2,734
Total borrowed funds	15,028	16,897
Allowance for unfunded loan commitments and letters of credit	120	100
Accrued expenses	3,970	2,770
Other	4,728	2,759
Total liabilities	90,147	82,801

Minority and noncontrolling interests in consolidated entities	885	590

Shareholders’ Equity
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,651	1,299
Retained earnings	10,985	9,023
Accumulated other comprehensive loss	(235)	(267)
Common stock held in treasury at cost: 60 and 60 shares	(3,377)	(3,256)
Total shareholders’ equity	10,788	8,563
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$101,820	$91,954

(a) Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

	Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
In millions	Common Stock
Balance at January 1, 2004 (a)	277	1,764	1,079	7,642	60	(3,900)	$6,645
Net income				1,197			1,197
Net unrealized securities losses					(69)		(69)
Net unrealized losses on cash flow hedge derivatives					(42)		(42)
Other					(3)		(3)
Comprehensive income							1,083
Cash dividends declared
Common				(565)			(565)
Preferred				(1)			(1)
Treasury stock activity	6		116			176	292
Tax benefit of stock option plans			15				15
Stock options granted			22				22
Subsidiary stock transactions			4				4
Restricted stock transactions			(22)				(22)
Balance at December 31, 2004 (a)	283	1,764	1,214	8,273	(54)	(3,724)	7,473
Net income				1,325			1,325
Net unrealized securities losses					(174)		(174)
Net unrealized losses on cash flow hedge derivatives					(32)		(32)
Other					(7)		(7)
Comprehensive income							1,112
Cash dividends declared
Common				(574)			(574)
Preferred				(1)			(1)
Treasury stock activity	10		61			468	529
Tax benefit of stock option plans			7				7
Stock options granted			30				30
Subsidiary stock transactions			(5)				(5)
Restricted stock transactions			(8)				(8)
Balance at December 31, 2005 (a)	293	1,764	1,299	9,023	(267)	(3,256)	8,563
Net income				2,595			2,595
Net unrealized securities gains					149		149
Net unrealized gains on cash flow hedge derivatives					13		13
Additional minimum pension liability under SFAS 87					(1)		(1)
Other (b)					3		3
Comprehensive income							2,759
Cash dividends declared
Common				(632)			(632)
Preferred				(1)			(1)
BlackRock/MLIM transaction (c)			262		`		262
Treasury stock activity (d)			(12)			(121)	(133)
Tax benefit of stock option plans			29				29
Stock options granted			31				31
Subsidiary stock transactions			27				27
Restricted stock transactions			15				15
Net effect of adopting SFAS 158					(132)		(132)
Balance at December 31, 2006 (a)	293	$1,764	$1,651	$10,985	$(235)	$(3,377)	$10,788

(a)	Our preferred stock outstanding as of December 31, 2006, 2005, and 2004 and January 1, 2004 was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Consists of interest-only strip valuation adjustments and foreign currency translation adjustments.
(c)	Represents the portion of our gain on the BlackRock/MLIM transaction that was credited to capital surplus.
(d)	Our net treasury stock activity in 2006 was less than .1 million shares issued and is excluded from this presentation.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2006	2005	2004
Operating Activities
Net income	$2,595	$1,325	$1,197
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	124	21	52
Depreciation, amortization and accretion	345	375	302
Deferred income taxes	752	1	(194)
Net securities losses (gains)	207	41	(55)
Valuation adjustments	45	(6)	(37)
Net gains related to BlackRock	(2,066)
Undistributed earnings of BlackRock	(39)
Excess tax benefits from share-based payment arrangements	(29)	(4)	(3)
Net change in
Loans held for sale	435	(680)	(265)
Other short-term investments	156	(613)	(1,191)
Accrued expenses and other liabilities	83	(1,326)	2,432
Other	40	186	(1,778)
Net cash provided (used) by operating activities	2,648	(680)	460
Investing Activities
Repayment of securities	3,667	4,261	4,297
Sales
Securities	11,102	13,304	14,206
Loans	1,110	39	151
Foreclosed and other nonperforming assets	14	20	23
Purchases
Securities	(15,707)	(21,484)	(18,094)
Loans	(3,072)	(2,746)	(2,741)
Net change in
Loans	(278)	(219)	(3,228)
Federal funds sold and resale agreements	(1,413)	1,775	241
Cash received from divestitures		26	512
Net cash paid for acquisitions	(58)	(530)	(299)
Purchases of corporate and bank-owned life insurance	(425)
Other	(302)	(242)	(261)
Net cash used by investing activities	(5,362)	(5,796)	(5,193)
Financing Activities
Net change in
Noninterest-bearing deposits	968	(280)	1,023
Interest-bearing deposits	4,940	3,538	4,724
Federal funds purchased	(1,417)	3,908
Repurchase agreements	359	5	265
Commercial paper	(10)	(2,241)	25
Other short-term borrowed funds	249	(404)	775
Sales/issuances
Bank notes and senior debt	1,964	2,285	500
Subordinated debt		494	504
Other long-term borrowed funds	279	1,641	464
Treasury stock	343	220	159
Repayments/maturities
Bank notes and senior debt	(2,200)	(755)	(900)
Subordinated debt	(471)	(351)	(200)
Other long-term borrowed funds	(1,150)	(559)	(1,489)
Excess tax benefits from share-based payment arrangements	29	4	3
Acquisition of treasury stock	(531)	(166)	(292)
Cash dividends paid	(633)	(575)	(566)
Net cash provided by financing activities	2,719	6,764	4,995
Net Increase In Cash And Due From Banks	5	288	262
Cash and due from banks at beginning of period	3,518	3,230	2,968
Cash and due from banks at end of period	$3,523	$3,518	$3,230
Cash Paid For
Interest	$2,376	$1,515	$782
Income taxes	471	504	486
Non-cash Items
Investment in BlackRock, net	3,179
Transfer from (to) loans to (from) loans held for sale, net	2,280	93	(32)
Transfer from loans to other assets	13	16	22

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

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. See Note 2 Acquisitions regarding the deconsolidation of BlackRock, Inc. (“BlackRock”) from PNC’s Consolidated Balance Sheet effective September 29, 2006. Our investment in BlackRock has been accounted for under the equity method of accounting since that date. We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2006 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

SPECIAL PURPOSES ENTITIES

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

In general, a variable interest entity (“VIE”) is a special purpose entity formed as a corporation, partnership, limited liability corporation, or any other legal structure used to conduct activities or hold assets that either:

•	Does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights, or
•	Has equity investors that do not provide enough equity for the entity to finance its activities.

A VIE often holds financial assets, including loans or receivables, real estate or other property.

We consolidate a VIE if we are considered to be its primary beneficiary. The primary beneficiary is subject to absorbing the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we generally record all of the VIE’s assets, liabilities and noncontrolling interests at fair value, with future changes based upon consolidation accounting principles. See Note 3 Variable Interest Entities for more information about non-consolidated VIEs in which we hold a significant interest.

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

REVENUE RECOGNITION

We earn net interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Asset management and fund servicing,
•	Customer deposits,
•	Loan servicing,
•	Brokerage services, and
•	Securities and derivatives trading activities, including foreign exchange.

We also earn revenue from selling loans and securities, and we recognize income or loss from certain private equity activities. We earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,
•	Selling various insurance products,
•	Providing treasury management services,
•	Providing merger and acquisition advisory and related services, and
•	Participating in certain capital markets transactions.

Revenue earned on interest-earning assets is recognized based on the effective yield of the financial instrument.

We recognize asset management and fund servicing fees primarily as the services are performed. Asset management fees are generally based on a percentage of the fair value of the assets under management and performance fees are generally based on a percentage of the returns on such assets. Certain performance fees are earned upon attaining specified investment return thresholds and are recorded as earned. Beginning in the fourth quarter of 2006, asset management fees also includes our proportionate share of the earnings of BlackRock under the equity method of accounting.

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

Investment in BlackRock

As described in Note 2 Acquisitions, we deconsolidated the assets and liabilities of BlackRock from our Consolidated Balance Sheet at September 30, 2006 and now account for our investment in BlackRock under the equity method of accounting. Under the equity method, our investment in the equity of BlackRock is reflected on our Consolidated Balance Sheet in the caption Equity Investments, while our proportionate share of BlackRock’s earnings is reported on our Consolidated Income Statement in the caption Asset Management.

Private Equity Investments

We report private equity investments, which include direct investments in companies, interests in limited partnerships, and affiliated partnership interests, at estimated fair values. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We generally value limited partnership investments based on the financial statements we receive from the general partner. We include all private equity investments on the Consolidated Balance Sheet in Equity Investments. Changes in the fair value of these assets are recognized in noninterest income.

We consolidate private equity funds when we are the sole general partner in a limited partnership and have determined that we have control of the partnership.

Equity Securities and Partnership Interests

We account for equity investments other than BlackRock and private equity investments under one of the following methods:

•

Marketable equity securities are recorded on a trade-date basis and are accounted for at fair value based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short-term profits are classified as trading, carried at market value and classified as short-term investments. Both realized and unrealized gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Any unrealized losses that we have determined to be other-than-temporary are recognized in the period that the determination is made.

•

Investments in nonmarketable equity securities are recorded using the cost method of accounting. The cost method is used for those investments since we do not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in noninterest income in the period the determination is made. Distributions received from income on cost method investments are included in interest or noninterest income depending on the type of investment. We include nonmarketable equity securities in Other Assets on the Consolidated Balance Sheet.

For investments in limited partnerships, limited liability companies and other minor investments that are not required to be consolidated, we use either the cost method or the equity method. The cost method is described above for nonmarketable equity securities. We use the cost method for minor investments in which we have no influence over the operations of the investee and when cost appropriately reflects our economic interest in the underlying investment. We use the equity method for all other general and limited partner ownership interests and limited liability company investments. Under the equity method, we record our equity ownership share of net income or loss of the investee in noninterest income. Investments described above are included in Equity Investments on the Consolidated Balance Sheet.

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation or other trading purposes are carried at market value and classified as short-term investments. Realized and unrealized gains and losses on trading securities are included in noninterest income.

Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Other-than-temporary declines in the fair value of available for sale debt securities are recognized as a securities loss included in noninterest income in the period in which the determination is made. We review all debt securities that are in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

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

As of January 1, 2006, we adopted SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which was issued in February 2006. SFAS 155 permits a fair value election for previously bifurcated hybrid financial instruments on an instrument-by-instrument basis, clarifies the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. Beginning January 1, 2006, we elected to account for certain previously bifurcated hybrid instruments under this standard. As such, certain loans are accounted for at fair value with changes in fair value reported in trading revenue. The fair value of these loans was $216 million, or less than .5% of the total loan portfolio, at December 31, 2006. The adoption of SFAS 155 did not have a significant impact on our accounting for beneficial interests.

We also provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using the interest method. Lease residual values are reviewed for other-than-temporary impairment on a quarterly basis. Gains or losses on the sale of leased assets are included in other noninterest income while valuation adjustments on lease residuals are included in other noninterest expense.

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

As of January 1, 2006, we adopted SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 was issued in March 2006 and requires all newly recognized servicing rights and obligations to be initially measured at fair value. For each class of recognized servicing rights and obligations, the standard permits the election of either the amortization method or the fair value measurement method for subsequent measurement of the asset or obligation. For separately recognized servicing rights and obligations retained or purchased related to commercial loans and commercial mortgages, we have elected to account for them under the amortization method, which requires us to amortize the servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss. For servicing rights or obligations related to residential mortgage loans, we have elected to account for subsequent adjustments using the fair value method with changes in the value of the right or obligation reflected in noninterest income.

Each quarter, we evaluate our servicing assets that are being carried at amortized cost for impairment by categorizing the pools of assets underlying servicing rights by product type. A valuation allowance is recorded and reduces current income when the carrying amount of a specific asset category exceeds its fair value.

We classify securities retained as debt securities available for sale or other assets, depending on the form of the retained interest. Retained interests that are subject to prepayment risk are reviewed on a quarterly basis for impairment. If the fair value of the retained interest is below its carrying amount and the decline is determined to be other-than-temporary, then the decline is reflected as a charge to noninterest income. We recognize other adjustments to the fair market value of retained interests classified as available for sale securities through accumulated other comprehensive income or loss.

LOANS AND COMMITMENTS HELD FOR SALE

We designate loans and related loan commitments as held for sale when we have a positive intent to sell them. We transfer loans and commitments to the loans held for sale category at the lower of cost or fair market value. At the time of transfer, related write-downs on the loans and commitments are recorded as charge-offs or as a separate liability. We establish a new cost basis upon transfer and recognize any subsequent lower of cost or market adjustment as a valuation allowance with charges included in noninterest income. Gains or losses on the actual sale of these loans and commitments are included in noninterest income when realized.

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

Consumer loans well-secured by residential real estate, including home equity and home equity lines of credit, are classified as nonaccrual at 12 months past due. Loans are considered well secured if the fair market value of the property, less 15% to cover potential foreclosure expenses, is greater than or equal to the principal balance including any superior liens. A fair market value assessment of the property is initiated when the loan becomes 80 to 90 days past due. The procedures for foreclosure of these loans is consistent with our general foreclosure process discussed below. The classification of consumer loans well-secured by residential real estate as nonaccrual loans at 12 months past due is in accordance with Federal Financial Institutions Examination Council guidelines. We charge off these loans based on the facts and circumstances of the individual loan.

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

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Depending on various state statutes, legal proceedings are initiated on or about the 65th day of delinquency. If no other remedies arise from the legal proceedings, the final outcome will result in the sheriff’s sale of the property. When PNC acquires the deed, the transfer of loans to other real estate owned (“OREO”) will be completed. These assets are recorded on the date acquired at the lower of the related loan balance or market value of the collateral less estimated disposition costs. We estimate market values primarily based on appraisals when available or quoted market prices on liquid assets. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value less estimated disposition costs. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in noninterest expense.

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the allowance for loan and lease losses at a level that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against operating results, and decreased by the amount of charge-offs, net of recoveries. Our determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Expected default probabilities,
•	Loss given default,
•	Exposure at default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Estimated losses on consumer loans and residential mortgages, and
•	Amounts for changes in economic conditions and potential estimation or judgmental imprecision.

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

Specific allocations are made to significant individual impaired loans and are determined in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” with impairment measured based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral. We establish a specific allowance on all other impaired loans based on their loss given default credit risk rating.

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

MORTGAGE AND OTHER LOAN SERVICING RIGHTS

We provide servicing under various commercial and residential loan servicing contracts. These contracts are either purchased in the open market or retained as part of a commercial mortgage loan securitization, residential mortgage loan sale or other commercial loan sale. Prior to January 1, 2006, purchased contracts were recorded at cost and the servicing rights retained from the sale or securitization of loans were recorded based on their relative fair value to all of the assets securitized or sold. As a result of the adoption of SFAS 156, beginning January 1, 2006 all newly acquired servicing rights were initially measured at fair value. Fair value is based on the present value of the expected future cash flows, including assumptions as to:

•	Interest rates for escrow and deposit balance earnings,
•	Discount rates,
•	Estimated prepayment speeds, and
•	Estimated servicing costs.

For subsequent measurements of our servicing rights we have elected to account for our commercial mortgage and commercial loan servicing rights as a class of assets under the amortization method. This determination was made based on the unique characteristics of the commercial mortgages and commercial loans underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial servicing rights assets. Specific risk characteristics of the commercial mortgages include loan type, currency or exchange rate, prepayment speeds and expected cash flows. Specific risk characteristics of commercial loans include prepayment speeds and credit quality factors which could impact expected cash flows. We record the servicing assets as other intangible assets and amortize them over their estimated lives in proportion to estimated net servicing income. On a quarterly basis, we test the assets for impairment using various valuation models. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized. Servicing fees are recognized as they are earned and are reported net of amortization expense in noninterest income. For residential mortgage servicing rights, we have elected to account for these assets under the fair value method. The primary risk of changes to the value of the residential mortgage servicing rights resides in the potential volatility in the economic assumptions used, primarily the prepayment speeds. The pricing methodology used by PNC to value residential mortgage servicing rights uses a combination of securities market data observations, model cash flow projections and anecdotal servicing observations and surveys. Changes in the fair values of these assets are reflected in net servicing revenue in noninterest income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts are detailed in Note 23 Fair Value of Financial Instruments.

GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill and indefinite-lived intangible assets for impairment at least annually, or when events or changes in circumstances indicate the assets might be impaired. Finite-lived intangible assets are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the asset’s carrying amount is not recoverable from undiscounted future cash flows or it exceeds its fair value.

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

We purchase, as well as internally develop and customize, certain software to enhance or perform internal business functions. Software development costs incurred in the planning and post-development project stages are charged to noninterest expense. Costs associated with designing software configuration and interfaces, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over periods ranging from one to seven years.

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

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists, on an after-tax basis, primarily of unrealized gains or losses on securities available for sale and derivatives designated as cash flow hedges, and changes in pension, postretirement and postemployment liability adjustments. Details of each component are included in Note 22 Other Comprehensive Income.

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

For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk), changes in the fair value of the hedging derivative are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the hedged risk. To the extent the hedge is ineffective, the changes in fair value will not offset and the difference is reflected in the same financial statement category as the hedged item.

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of accumulated other comprehensive income or loss and subsequently reclassified in interest income in the same period or periods during which the hedged transaction affects earnings. As a result, the change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

We discontinue hedge accounting when it is determined that the derivative is no longer qualifying as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and therefore hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

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

We did not terminate any cash flow hedges in 2006, 2005 or 2004 due to a determination that a forecasted transaction was no longer probable of occurring.

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

Diluted earnings per common share are based on net income available to common stockholders. We increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock and debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share.

STOCK-BASED COMPENSATION

We did not recognize stock-based employee compensation expense related to stock options granted before 2003 under prior GAAP.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years upon our adoption of SFAS 123. Since we adopted SFAS 123 prospectively, the cost related to stock-based employee compensation included in net income for 2005 and 2004 was less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of the standard.

In December 2004, the FASB issued SFAS 123R “Share Based Payment,” which replaced SFAS 123 and superseded APB 25. SFAS 123R requires compensation cost related to share-based payments to employees to be recognized in the financial statements based on their fair value. We adopted SFAS 123R effective January 1, 2006, using the modified prospective method of transition, which requires the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. It also requires changes in the timing of expense recognition for awards granted to retirement-eligible employees and clarifies the accounting for the tax effects of stock awards. The adoption of SFAS 123R did not have a significant impact on our consolidated financial statements.

The following table shows the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Net Income And Earnings Per Share

	Year ended December 31
In millions, except for per share data	2006	2005	2004
Net income	$2,595	$1,325	$1,197
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	63	54	33
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(63)	(60)	(50)
Pro forma net income	$2,595	$1,319	$1,180
Earnings per share
Basic-as reported	$8.89	$4.63	$4.25
Basic-pro forma	8.89	4.60	4.19
Diluted-as reported	$8.73	$4.55	$4.21
Diluted-pro forma	8.73	4.52	4.15

See Note 18 Stock-Based Compensation Plans for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be applied on an instrument by instrument basis with a few exceptions. The election is irrevocable and must be applied to entire instruments and not to portions of instruments. For PNC, the election to apply the standard and measure certain financial instruments at fair value would be effective prospectively beginning January 1, 2008.

During 2006, the FASB issued the following:

•

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement affects the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, our postretirement welfare benefit plans and our postemployment benefit plan. SFAS 158 requires recognition on the balance sheet of the over- or underfunded position of these plans as the difference between the fair value of plan assets and the related benefit obligations. To the extent that a plan’s net funded status differs from the amounts currently recognized on the balance sheet, the difference, net of tax, will be recorded as part of accumulated other comprehensive income or loss (“AOCI”) within the shareholders’ equity section of the balance sheet. This guidance also requires the recognition of any unrecognized actuarial gains and losses and unrecognized prior service costs to AOCI, net of tax. Post-adoption changes in unrecognized actuarial gains and losses as well as unrecognized prior service costs will be recognized in other comprehensive income, net of tax. SFAS 158 was effective for PNC as of December 31, 2006, with no restatements permitted for prior year-end reporting periods. The year-end 2006 adjustment to our plans’ funded status for all unamortized net actuarial losses and prior service costs was $132 million after tax. The following table summarizes the effect of the initial impact of adopting SFAS 158.

Incremental Effect of Applying SFAS 158 on Individual Line Items in the Consolidated Balance Sheet December 31, 2006

In millions	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other assets	$9,117	$(188)	$8,929
Total assets	102,008	(188)	101,820
Other liabilities	4,784	(56)	4,728
Total liabilities	90,203	(56)	90,147
Accumulated other comprehensive loss	(103)	(132)	(235)
Total shareholders’ equity	$10,920	$(132)	$10,788

•

SFAS 157, “Fair Value Measurements,” defines fair value and establishes a framework for measuring fair value which includes permissible valuation techniques and a hierarchy of inputs utilized in the measurement process. This statement applies whenever other accounting standards require or permit fair value measurement. We anticipate applying SFAS 157 prospectively beginning January 1, 2008, as required.

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

•

FASB Staff Position No. (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This guidance requires a recalculation of the timing of income recognition for a leveraged lease under SFAS 13, “Accounting for Leases,” when a change in the timing of income tax deductions directly related to the leveraged lease transaction occurs or is projected to occur. Any tax positions taken regarding the leveraged lease transaction must be recognized and measured in accordance with FIN 48 described above. This guidance will be effective for PNC beginning January 1, 2007 with the cumulative effect of applying the provisions of this FSP being recognized through an adjustment to opening retained earnings. Any immediate or future reductions in earnings from the change in accounting would be recovered in subsequent years. Our adoption of the guidance in FSP FAS 13-2 resulted in an after-tax charge to beginning retained earnings at January 1, 2007 of approximately $149 million.

As described under the Loans And Leases section of the Note 1, we adopted SFAS 155 as of January 1, 2006. As described under the Loan Sales, Securitizations And Retained Interest section of Note 1, we also adopted SFAS 156 as of January 1, 2006. The adoption of SFAS 155 and SFAS 156 did not have a material impact on our consolidated financial statements.

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

NOTE 2 ACQUISITIONS

2006

BLACKROCK/MLIM TRANSACTION

On September 29, 2006, Merrill Lynch contributed its investment management business (“MLIM”) to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock. BlackRock accounted for the MLIM transaction under the purchase method of accounting.

Immediately following the closing, PNC continued to own approximately 44 million shares of BlackRock common stock representing an ownership interest of approximately 34% of the combined company (as compared with 69% immediately prior to the closing). Although PNC’s share ownership percentage declined, PNC’s investment in BlackRock increased due to the increase in total equity recorded by BlackRock as a result of the MLIM transaction.

Upon the closing of the BlackRock/MLIM transaction, the carrying value of our investment in BlackRock increased by approximately $3.1 billion to $3.8 billion, primarily reflecting PNC’s portion of the increase in BlackRock’s equity resulting from the value of shares issued in the transaction.

We also recorded a liability at September 30, 2006 for deferred taxes of approximately $.9 billion, related to the excess of the book value over the tax basis of our investment in BlackRock, and a liability of approximately $.6 billion related to our obligation to provide shares of BlackRock common stock to help fund BlackRock long-term incentive plan (“LTIP”) programs. The LTIP liability will be adjusted quarterly based on changes in BlackRock’s common stock price and the number of remaining committed shares. Accordingly, at each quarter-end PNC will record a charge to earnings if the market price of BlackRock’s common stock increases and will record a credit to earnings if BlackRock’s stock price declines.

The overall balance sheet impact of the BlackRock/MLIM transaction was an increase to our shareholders’ equity of approximately $1.6 billion. The increase to equity was comprised of an after-tax gain of approximately $1.3 billion, net of the expense associated with the LTIP liability and the deferred taxes, and an after-tax increase to capital surplus of approximately $.3 billion. The recognition of the gain is consistent with our existing accounting policy for the sale or issuance by subsidiaries of their stock to third parties. The gain represents the difference between our basis in BlackRock stock prior to the BlackRock/MLIM transaction and the new book value per share and resulting increase in value of our investment realized from the transaction. The direct increase to capital surplus rather than inclusion in the gain resulted from the accounting treatment required due to existing BlackRock repurchase commitments or programs.

For 2004, 2005 and for the nine months ended September 30, 2006, our Consolidated Income Statement included our former approximately 69% - 71% ownership interest in BlackRock’s net income through the closing date. However, beginning September 30, 2006, our Consolidated Balance Sheet no longer reflected the consolidation of BlackRock’s balance sheet but recognized our ownership interest in BlackRock as an investment accounted for under the equity method. This accounting has resulted in a reduction in certain revenue and noninterest expense categories on PNC’s Consolidated Income Statement as our share of BlackRock’s net income is now reported within asset management noninterest income.

MERCANTILE BANKSHARES CORPORATION

On October 8, 2006 we entered into a definitive agreement with Mercantile Bankshares Corporation (“Mercantile”) for PNC to acquire Mercantile. Mercantile shareholders will be entitled to .4184 shares of PNC common stock and $16.45 in cash for each share of Mercantile, or in the aggregate approximately 53 million shares of PNC common stock and $2.1 billion in cash. Based on PNC’s recent stock prices, the transaction is valued at approximately $6.0 billion in the aggregate.

Mercantile is a bank holding company with approximately $18 billion in assets that provides banking and investment and wealth management services through 240 offices in Maryland, Virginia, the District of Columbia, Delaware and southeastern Pennsylvania. The transaction is expected to close in March 2007 and is subject to customary closing conditions, including regulatory approvals. See Note 13 Borrowed Funds regarding February 2007 debt issuances related to this planned acquisition.

2005

SSRM HOLDINGS, INC.

Effective January 31, 2005, BlackRock closed the acquisition of SSRM Holdings, Inc. (“SSRM”), the holding company of State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. for an adjusted purchase price of approximately $265 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock valued at $37 million. SSRM, through its subsidiaries, actively manages stock, bond, balanced and real estate portfolios for both institutional and individual investors. Substantially all of SSRM’s operations were integrated into BlackRock as of the closing date. BlackRock acquired assets under management totaling $50 billion in connection with this transaction.

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

RIGGS NATIONAL CORPORATION

We acquired Riggs National Corporation (“Riggs”), a Washington, D.C. based banking company, effective May 13, 2005. Under the terms of the agreement, Riggs merged into The PNC Financial Services Group, Inc. and PNC Bank,

National Association (“PNC Bank, N.A.”) acquired substantially all of the assets of Riggs Bank, National Association, the principal banking subsidiary of Riggs. The acquisition gave us a substantial presence on which to build a market leading franchise in the affluent Washington, D.C. metropolitan area. In connection with the acquisition, Riggs shareholders received an aggregate of approximately $297 million in cash and 6.6 million shares of PNC common stock valued at $356 million.

HARRIS WILLIAMS & CO.

On October 11, 2005, we acquired Harris Williams & Co., one of the nation’s largest firms focused on providing mergers and acquisitions advisory and related services to middle market companies, including private equity firms and private and public companies.

NOTE 3 VARIABLE INTEREST ENTITIES

We are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs as of December 31, 2006 and 2005 for which we were determined to be the primary beneficiary.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2006
Market Street	$4,020	$4,020	$6,117	(a)
Collateralized debt obligations	815	570	22
Partnership interests in low income housing projects	33	30	8
Total	$4,868	$4,620	$6,147
December 31, 2005
Collateralized debt obligations (b)	$6,290	$5,491	$51
Private investment funds (b)	5,186	1,051	13
Market Street	3,519	3,519	5,089	(a)
Partnership interests in low income housing projects	35	29	2
Total	$15,030	$10,090	$5,155
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2006. The comparable amounts at December 31, 2005 were $4.6 billion and $.4 billion, respectively.
(b)	Primarily held by BlackRock. We deconsolidated BlackRock effective September 29, 2006. See Note 2 Acquisitions for additional information. Includes both PNC’s direct risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
December 31, 2006
Partnership interests in low income housing projects	$834	$834
Total	$834	$834
December 31, 2005
Partnership interests in low income housing projects	$680	$680
Other	12	10
Total	$692	$690

MARKET STREET

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

PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. All of Market Street’s assets at December 31, 2006 and 2005 collateralize the commercial paper obligations. PNC views its credit exposure for the Market Street transactions as limited. Facilities requiring PNC to fund for defaulted assets totaled $850 million at December 31, 2006. For 85% of the liquidity facilities at December 31, 2006, PNC is not required to fund if the assets are in default. PNC may be liable for funding under liquidity facilities for events such as borrower bankruptcies, collateral deficiencies or covenant violations. Additionally, PNC’s obligations under the liquidity facilities are secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of the expected historical losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 25, 2011. See Note 7 Loans, Commitments To Extend Credit and Concentrations of Credit Risk and Note 24 Commitments and Guarantees for additional information.

Neither creditors nor equity investors in Market Street have any recourse to our general credit. PNC accrued program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $11.3 million and $3.7 million, respectively, for the year ended December 31, 2006.

Under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), we consolidated Market Street effective July 1, 2003 as we were deemed the primary beneficiary of Market Street. In October 2005, Market Street was restructured as a limited liability company and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party. Consistent with other market participants PNC elected to restructure Market Street and Market Street issued the Note for the primary purpose of providing our customers access to the asset-backed commercial paper markets in a more capital-efficient manner.

The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which is $5.7 million as of December 31, 2006. The Note has an original maturity of eight years and bears interest at 18% with any default-related interest/fees charged by Market Street on specific transactions accruing to the benefit of the Note holder. Proceeds from the issuance of the Note were placed in a first loss reserve account that may be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

As a result of the Note issuance, we reevaluated whether PNC continued to be the primary beneficiary of Market Street under the provisions of FIN 46R. PNC evaluated the design of Market Street, its capital structure and relationships among the variable interest holders. PNC also performed a quantitative analysis, which computes and allocates expected loss or residual returns to variable interest holders. PNC considered variability generated from the risks specific to Market Street such as expected credit losses, facility pricing (including default-related pricing), and fee volatility in determining that the Note investor absorbed the majority of the expected variability and therefore is the primary beneficiary and required to consolidate Market Street. Based on this analysis, we determined that we were no longer the primary beneficiary and deconsolidated Market Street from our Consolidated Balance Sheet effective October 17, 2005.

As required under FIN 46R, reconsideration events such as changes in the Note contractual terms, additional Note investors and or changes in the inherent Market Street risks would trigger PNC to determine if the primary beneficiary has changed.

LOW INCOME HOUSING PROJECTS

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

We consolidated those LIHTC investments in which we own a majority of the limited partnership interests. We also consolidated entities in which we, as a national syndicator of affordable housing equity, serve as the general partner (together with the aforementioned LIHTC investments), and no other entity owns a majority of the limited partnership interests. In these syndication transactions, we create funds in which our subsidiary is the general partner and sells limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The fund’s limited partners can generally remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees by managing the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. The assets are primarily included in Equity Investments on our Consolidated Balance Sheet. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and debt of these LIHTC investments are provided in the Consolidated VIEs – PNC Is Primary Beneficiary table and reflected in the Corporate & Institutional Banking business segment.

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

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
December 31, 2006	$102	$102	$104
December 31, 2005	$109	$109	$35

PNC’s risk of loss in the tables above includes both the value of our equity investments and any unfunded commitments to the respective entities.

PERPETUAL TRUST SECURITIES

In December 2006, one of our indirect subsidiaries, PNC REIT Corp., sold $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust Securities”) of PNC Preferred Funding Trust I, in a private placement. PNC REIT Corp. had previously acquired the Trust Securities from the trust in exchange for an equivalent amount of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities (the “LLC Preferred Securities”), of PNC Preferred Funding LLC, (the “LLC”), held by PNC REIT Corp. The LLC’s initial material assets consist of indirect interests in mortgages and mortgage-related assets previously owned by PNC REIT Corp.

PNC REIT Corp. also owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC Bank, N.A. and is consolidated on our Consolidated Balance Sheet. PNC Preferred Funding Trust I’s investment in the LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of PNC Preferred Funding Trust I. This minority interest totaled $490 million at December 31, 2006.

NOTE 4 REGULATORY MATTERS

We are subject to the regulations of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

The access to and cost of funding new business initiatives including acquisitions, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum regulatory capital ratios are 4% for tier 1 risk-based, 8% for total risk-based and 4% for leverage. However, regulators may require higher capital levels when particular circumstances warrant. To qualify as “well capitalized,” regulators require banks to maintain capital ratios of at least 6% for tier 1 risk-based, 10% for total risk-based and 5% for leverage. At December 31, 2006 and December 31, 2005, each of our bank subsidiaries met the “well capitalized” capital ratio requirements. We believe our bank subsidiaries will continue to meet these requirements in 2007.

The following table sets forth regulatory capital ratios for PNC and its only significant bank subsidiary, PNC Bank, N.A.

Regulatory Capital

	Amount		Ratios
December 31 Dollars in millions	2006	2005	2006	2005
Risk-based capital
Tier 1
PNC	$8,924	$6,364	10.4%	8.3%
PNC Bank, N.A.	6,159	5,694	8.0	8.0
Total
PNC	11,559	9,277	13.5	12.1
PNC Bank, N.A.	8,541	8,189	11.1	11.5
Leverage
PNC	NM	NM	9.3	7.2
PNC Bank, N.A.	NM	NM	7.2	7.0

NM - Not Meaningful

The principal source of parent company cash flow is the dividends it receives from PNC Bank, N.A., which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $625 million at December 31, 2006.

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

Federal Reserve Board regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank (“FRB”). During 2006, subsidiary banks maintained reserves which averaged $203 million.

NOTE 5 LEGAL PROCEEDINGS

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries. There also are threatened additional proceedings arising out of the same matters. One of the lawsuits was brought on Adelphia’s behalf by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding and was removed to the United States District Court for the Southern District of New York by order dated February 9, 2006. The other lawsuits, one of which is a putative consolidated class action, were brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in that district court. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims, including violations of federal securities and other federal laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. The bank defendants, including the PNC defendants, have entered into a settlement of the consolidated class action referred to above. This settlement was approved by the district court in November 2006. In December 2006, a group of class members appealed the order approving the settlement agreement to the United States Court of Appeals for the Second Circuit. The amount for which we would be responsible under this settlement is insignificant. We believe that we have defenses to the claims against us in these lawsuits, as well as potential claims against third parties, and intend to defend the remaining lawsuits vigorously. These lawsuits involve complex issues of law and fact, presenting complicated relationships among the many financial and other participants in the events giving rise to these lawsuits, and have not progressed to the point where we can predict the outcome of the remaining lawsuits other than the one for which a settlement is pending. It is not possible to determine what the likely aggregate recoveries on the part of the plaintiffs in these remaining matters might be or the portion of any such recoveries for which we would ultimately be responsible, but the final consequences to PNC could be material.

In April 2005, an amended complaint was filed in the putative class action against PNC, PNC Bank, N.A., our Pension Plan and its Pension Committee in the United States District Court for the Eastern District of Pennsylvania (originally filed in December 2004). The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula into a “cash balance” formula, the design and continued operation of the Plan, and other related matters. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter. Plaintiffs also seek to represent a subclass of all current and former employee participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter who were or would have become eligible for an early retirement subsidy under the former Plan at some time prior to the date of the amended complaint. The plaintiffs are seeking unquantified damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. In November 2005, the court granted our motion to dismiss the amended complaint. Plaintiffs appealed this ruling to the United States Court of Appeals for the Third Circuit, which affirmed the district court ruling in an opinion dated January 30, 2007. On February 13, 2007, plaintiffs filed in the court of appeals a petition for rehearing. Plaintiffs may seek further judicial review of the dismissal of their complaint.

In March 2006, a first amended complaint was filed in the United States District Court for the Eastern District of Texas by Data Treasury Corporation against PNC and PNC Bank, N.A., as well as more than 50 other financial institutions, vendors, and other companies, claiming that the defendants are infringing, and inducing or contributing to the infringement of, the plaintiff’s patents, which allegedly involve check imaging, storage and transfer. The plaintiff seeks unspecified damages and interest and trebling of both, attorneys’ fees and other expenses, and injunctive relief against the alleged infringement. We are not in a position to assess the likely outcome of this matter, including our exposure, if any. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously. In January 2007, the district court entered an order staying the claims asserted against PNC under two of the four patents allegedly infringed by PNC, pending reexamination of these patents by the United States Patent and Trademark Office. The lawsuit will proceed with respect to the other two patents. Further, the stay may be lifted once the Patent and Trademark Office completes its reexamination.

In August 2006, a lawsuit was filed in the United States District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing L. P. (“RAKTL”) against PNC, PNC Bank, N.A., and other defendants. In September 2006, this lawsuit was divided into separate actions, and amended complaints were then filed, one of which was against PNC and PNC Bank, N.A. This lawsuit is one of many related RAKTL patent infringement actions pending in various federal district courts against a large number of defendants. Each of the actions involves a single family of related patents that RAKTL refers to as the “interactive call processing patents.” The amended complaint alleged that PNC and PNC Bank, N.A. are infringing, and inducing or contributing to the infringement of, certain of the plaintiff’s patents. In January 2007, the court dismissed the lawsuit against PNC following a settlement under which PNC and its affiliates received a non-exclusive license covering patents held by RAKTL. As part of the settlement, we agreed to pay a licensing fee to RAKTL. The amount of the fee is not material to PNC.

In its Form 10-Q for the quarter ended March 31, 2005, Riggs disclosed a number of pending lawsuits. All material lawsuits have been finally resolved, except one where a settlement agreement has been reached, subject to final documentation. The pending settlement is not material to PNC.

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

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of our Incentive Savings Plan (“Plan”) in connection with the Administrative Committee’s conduct relating to our common stock held by the Plan. Both the Administrative Committee and PNC have cooperated fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. (“IFS”) to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities class action litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority includes representing the Plan’s interests in connection with the Restitution Fund set up under the Deferred Prosecution Agreement. The Department of Labor has communicated with IFS in connection with the engagement.

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

In December 2004, we entered into a tentative settlement of the consolidated class action. In March 2005, the parties filed a stipulation of settlement of this lawsuit with the United States District Court for the Western District of Pennsylvania. This settlement also covered claims by the plaintiffs against AIG Financial Products and others related to the PAGIC transactions.

In July 2006, the district court approved this settlement. The defendant in that class action not participating in this settlement, our former independent auditors for the years ended 2001 and before, had objected to it and, on August 10, 2006, appealed the decision of the district court approving the settlement to the United States Court of Appeals for the Third Circuit.

On December 20, 2006, our former independent auditors for the years ended 2001 and before filed with the district court a tentative settlement agreement with the plaintiffs regarding the plaintiffs’ claims against it. This tentative settlement remains subject to court approval. If this tentative settlement agreement is finally approved by the court and after it becomes effective, this defendant will dismiss its appeal of the court’s approval of our settlement, which would then become final.

In December 2004, we also settled all claims between us, on the one hand, and AIG Financial Products and its affiliate, American International Surplus Lines Insurance Company (“AISLIC”), on the other hand, related to the PAGIC transactions. AIG Financial Products was our counterparty in the PAGIC transactions, and AISLIC is one of the insurers under our Executive Blended Risk insurance coverage. Subsequently, we settled claims against two of the other insurers under our Executive Blended Risk insurance coverage, as described below. Each of the amounts in these settlements represents a portion of the insurer’s share of our overall claim against our insurers with respect to any amounts disbursed out of the Restitution Fund. We are preserving our claim against our insurers with which we have not settled.

The following are the key elements of these settlements that remain conditional at present, pending resolution of the appeal of the district court’s approval of the settlement of the consolidated class action:

•

Payments into Settlement Fund. The insurers under our Executive Blended Risk insurance coverage have funded $30 million to be used for the benefit of the class. Third parties have funded additional amounts to be used for the same purpose. The plaintiffs have been in contact with Mr. Fryman, the administrator of the Restitution Fund, and intend to coordinate the administration and distribution of these settlement funds with the distribution of the Restitution Fund. Neither PNC nor any of our current or former officers, directors or employees will be required to contribute any funds to this settlement.

•

Assignment of Claims. We have assigned to the plaintiffs claims we may have against our former independent auditors for the years ended 2001 and before and all other unaffiliated third parties (other than AIG Financial Products and its predecessors, successors, parents, subsidiaries, affiliates and their respective directors, officers and employees (collectively, “AIG”)) relating to the subject matter of this lawsuit.

•

Insurance Claims. In March 2005, we settled our claim against one of our insurers under our Executive Blended Risk insurance coverage related to our contribution of $90 million to the Restitution Fund. Under this settlement, the insurer has paid us $11.25 million, but we are obligated to return this amount if the settlement of the consolidated class action referred to above does not receive court approval does not become effective or becomes unenforceable. The amount of this settlement will not be recognized in our income statement until the potential obligation to return the funds has been eliminated. This settlement was in addition to settlements with AISLIC in December 2004 and with another of our insurers under the Executive Blended Risk policy in January 2005.

•

Other Claims. In connection with the settlement of the consolidated class action, the claims of IFS on behalf of our Incentive Savings Plan and its participants are being resolved and the class covered by the settlement has been expanded to include participants in the Plan. The Department of Labor is not, however, a party to this settlement and thus the settlement does not necessarily resolve its investigation. In addition, the derivative claims asserted by one of our putative shareholders and any other derivative demands that may be filed in connection with the PAGIC transactions are being resolved as a result of the settlement of the consolidated class action.

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

NOTE 6 SECURITIES

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
December 31, 2006

SECURITIES AVAILABLE FOR SALE (a)

Debt securities
U.S. Treasury and government agencies	$611		$(3)	$608
Mortgage-backed	17,325	$39	(156)	17,208
Commercial mortgage-backed	3,231	13	(25)	3,219
Asset-backed	1,615	3	(9)	1,609
State and municipal	140	1	(2)	139
Other debt	90		(3)	87
Total debt securities	23,012	56	(198)	22,870
Corporate stocks and other	321	1	(1)	321
Total securities available for sale	$23,333	$57	$(199)	$23,191
December 31, 2005

SECURITIES AVAILABLE FOR SALE (a)
Debt securities
U.S. Treasury and government agencies	$3,816		$(72)	$3,744
Mortgage-backed	13,794	$1	(251)	13,544
Commercial mortgage-backed	1,955	1	(37)	1,919
Asset-backed	1,073		(10)	1,063
State and municipal	159	1	(2)	158
Other debt	87		(1)	86
Total debt securities	20,884	3	(373)	20,514
Corporate stocks and other	196			196
Total securities available for sale	$21,080	$3	$(373)	$20,710
December 31, 2004
SECURITIES AVAILABLE FOR SALE (a)
Debt securities
U.S. Treasury and government agencies	$4,735		$(13)	$4,722
Mortgage-backed	8,506	$9	(82)	8,433
Commercial mortgage-backed	1,380	5	(15)	1,370
Asset-backed	1,910	5	(14)	1,901
State and municipal	175	2	(1)	176
Other debt	33			33
Total debt securities	16,739	21	(125)	16,635
Corporate stocks and other	123	2		125
Total securities available for sale	$16,862	$23	$(125)	$16,760

(a)	Securities held to maturity at December 31, 2006 and December 31, 2005 totaled less than $.5 million and at December 31, 2004 totaled $1 million.

We evaluate our securities available for sale portfolio in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At December 31, 2006 and 2005, our most significant concentration of credit risk related to investments issued by the US government and its agencies. This exposure amounted to $.6 billion at December 31, 2006 and $3.7 billion at December 31, 2005.

The fair value of securities available for sale generally decreases when interest rates increase and vice versa. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 3 years and 8 months at December 31, 2006, 4 years and 1 month at December 31, 2005, and 2 years and 8 months at December 31, 2004.

During mid-August through early September 2006, we performed a comprehensive review of our securities available for sale portfolio and, by the end of September 2006, completed the process of executing portfolio rebalancing actions in response to the changing economic landscape, recent statements and actions by the Federal Open Market Committee (in particular, the decision not to raise the federal funds target rate), and our desire to position the securities portfolio to optimize total return performance over the long term.

As a result, we repositioned our securities portfolio according to our market views. This included reallocating exposure to certain sectors, selling securities holdings we believed would likely underperform on a relative value basis, and retaining certain existing securities and purchasing incremental securities all of which we believe will outperform the market going forward as further discussed below.

As part of the rebalancing, we assessed the entire securities available for sale portfolio of which, for the majority of positions, fair value was less than amortized cost. We executed a strategy to reduce our US government agency and mortgage-backed security sector allocations and increase our interest rate swap sector allocation. We sold substantially all of our US government agency securities to reduce our interest rate spread exposure to that asset class. The US government agency securities that we retained are characterized by relatively short terms to maturity and smaller individual security balances. We also sold specific securities in the mortgage-backed portfolio (i.e., all of our holdings of specific coupon US government agency pass-through securities and collateralized mortgage obligations having specific collateral characteristics), and in the commercial mortgage-backed portfolio (i.e., all of our holdings of specific vintage securities) that we believe, given the underlying collateral, will underperform on a relative value basis. We retained the remaining holdings in our mortgage-backed portfolio including all of our holdings of mortgage-backed securities collateralized by hybrid adjustable rate mortgage loans, our commercial mortgage-backed portfolio and our asset-backed portfolio. Our objective was to reduce the portfolio credit spread and interest rate volatility exposures, to position the portfolio for a steeper yield curve and to optimize the relative value performance of the portfolio. We assessed the securities retained relative to the same portfolio objectives, our market view and outlook, our desired sector allocations and our expectation of performance relative to market benchmarks, and, given our assessment, we confirmed our intent to hold these remaining securities until either recovery of fair value or maturity.

The portfolio rebalancing resulted in the sale during the third quarter of 2006 of $6.0 billion of securities available for sale at an aggregate pretax loss of $196 million, or $127 million after-tax. In connection with this rebalancing, we purchased approximately $1.8 billion of securities and added approximately $4.0 billion of interest rate swaps to maintain our interest rate risk position. We also reduced wholesale funding as a result of the actions taken.

The resulting net realized losses on the sale of the securities during the third quarter of 2006 were previously reflected as net unrealized securities losses within accumulated other comprehensive loss in the shareholders’ equity section of PNC’s Consolidated Balance Sheet. Accordingly, total shareholders’ equity did not change as a result of these actions.

The following table presents unrealized loss and fair value of securities at December 31, 2006 and December 31, 2005 for which an other-than-temporary impairment has not been recognized. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

In millions December 31, 2006	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities available for sale
Debt securities
U.S. Treasury and government agencies		$15	$(3)	$302	$(3)	$317
Mortgage-backed	$(8)	2,717	(148)	6,925	(156)	9,642
Commercial mortgage-backed	(3)	924	(22)	778	(25)	1,702
Asset-backed	(1)	414	(8)	649	(9)	1,063
State and municipal		16	(2)	88	(2)	104
Other debt		65	(3)	59	(3)	124
Total debt securities	(12)	4,151	(186)	8,801	(198)	12,952
Corporate stocks and other			(1)	10	(1)	10
Total	$(12)	$4,151	$(187)	$8,811	$(199)	$12,962
December 31, 2005
Securities available for sale
Debt securities
U.S. Treasury and government agencies	$(33)	$1,898	$(39)	$1,553	$(72)	$3,451
Mortgage-backed	(161)	10,544	(90)	2,321	(251)	12,865
Commercial mortgage-backed	(29)	1,272	(8)	339	(37)	1,611
Asset-backed	(8)	835	(2)	98	(10)	933
State and municipal	(1)	58	(1)	53	(2)	111
Other debt	(1)	59		4	(1)	63
Total	$(233)	$14,666	$(140)	$4,368	$(373)	$19,034

We do not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The $156 million unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private issuers whose credit rating is “AAA.” The $25 million unrealized losses reported for commercial mortgage-backed securities relate primarily to fixed rate securities. The $9 million unrealized losses associated with asset-backed securities relate primarily to securities collateralized by home equity, automobile and credit card loans. The majority of the unrealized losses associated with both mortgage and asset-backed securities are attributable to changes in interest rates and not from the deterioration of the credit quality of the issuer.

Of those securities in an unrealized loss position for 12 months or more as of December 31, 2006, sixteen (eleven mortgage-backed and five state and municipal) positions with fair value totaling $333 million had an unrealized loss of more than 5% when compared with their amortized cost. The unrealized loss on these positions totaled $26 million and the unrealized loss amount on any individual position did not exceed $5 million. These mortgage-backed securities are primarily collateralized mortgage obligations where amortized cost approximates the par value of the security. These securities are all rated “AAA.” The aggregate unrealized loss on the state and municipal securities positions was not significant.

Information relating to securities sold is set forth in the following table.

Securities Sold

Year ended December 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2006	$11,102	$2	$209	$(207)	$(72)
2005	13,304	19	60	(41)	(14)
2004	14,206	94	39	55	19

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $10.6 billion at December 31, 2006 and $10.8 billion at December 31, 2005. The pledged securities include positions held in our portfolio of securities available for sale, trading securities that are included in other short-term investments on our Consolidated Balance Sheet, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $1.4 billion at December 31, 2006 and $273 million at December 31, 2005 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. This change reflected an increase in securities sold short, included in other borrowed funds on our Consolidated Balance Sheet. Of the permitted amount, $1.3 billion was repledged to others at December 31, 2006 and all was repledged to others at December 31, 2005.

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2006.

Contractual Maturity Of Debt Securities

December 31, 2006 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and government agencies	$452	$145	$1	$13	$611
Mortgage-backed	8	5	24	17,288	17,325
Commercial mortgage-backed				3,231	3,231
Asset-backed	12	84	86	1,433	1,615
State and municipal	6	60	71	3	140
Other debt	6	17	6	61	90
Total debt securities available for sale	$484	$311	$188	$22,029	$23,012
Fair value	$484	$307	$185	$21,894	$22,870
Weighted-average yield	4.57%	4.52%	4.95%	5.42%	5.38%

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of mortgage-backed securities was 3 years and 6 months, of commercial mortgage-backed securities was 5 years and 8 months and of asset-backed securities was 2 years and 5 months at December 31, 2006. Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

NOTE 7 LOANS, COMMITMENTS TO EXTEND CREDIT AND CONCENTRATIONS OF CREDIT RISK

Loans outstanding were as follows:

December 31 - in millions	2006	2005
Commercial	$20,584	$19,325
Commercial real estate	3,532	3,162
Consumer	16,515	16,173
Residential mortgage	6,337	7,307
Lease financing	3,556	3,628
Other	376	341
Total loans	50,900	49,936
Unearned income	(795)	(835)
Total loans, net of unearned income	$50,105	$49,101

We realized net gains from sales of commercial mortgages of $55 million in 2006, $61 million in 2005 and $50 million in 2004. Gains on sales of education loans totaled $33 million in 2006, $19 million in 2005 and $30 million in 2004. Net gains in excess of valuation adjustments related to the liquidation of our institutional loans held for sale totaled $7 million in 2005 and $52 million in 2004.

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate exposure is material in relation to our total credit exposure. Loans outstanding and related unfunded commitments are concentrated in our primary geographic markets. At December 31, 2006, no specific industry concentration exceeded 3% of total commercial loans outstanding and unfunded commitments.

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

We also originate home equity loans and lines of credit that result in a credit concentration of high loan-to-value ratio loan products at the time of origination. In addition, these loans are concentrated in our primary geographic markets as discussed above. At December 31, 2006, $5.8 billion of the $15.4 billion of home equity and other consumer loans (included in “Consumer” in the table above) had a loan-to-value ratio greater than 80%. These loans are collateralized primarily by 1-4 family residential properties. As part of our asset and liability management activities, we also periodically purchase residential mortgage loans that are collateralized by 1-4 family residential properties. At December 31, 2006, $2.6 billion of the $6.3 billion of residential mortgage loans were interest-only loans.

During the third quarter of 2006, we announced our plan to sell or securitize approximately $2.1 billion of loans from our residential mortgage portfolio. These transactions were substantially consummated during the fourth quarter of 2006. In accordance with GAAP, these loans were transferred to loans held for sale as of September 30, 2006. We recognized a pretax loss in the third quarter of 2006 of $48 million as a reduction of noninterest income, representing the mark to market valuation of these loans upon transfer to held for sale status. This loss, which is reported in the “Other” business segment, represented the decline in value of the loans almost entirely from the impact of increases in interest rates over the holding period.

Net Unfunded Credit Commitments

December 31 - in millions	2006	2005
Commercial	$31,009	$27,774
Consumer	10,495	9,471
Commercial real estate	2,752	2,337
Other	579	596
Total	$44,835	$40,178

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. At December 31, 2006, commercial commitments are reported net of $8.3 billion of participations, assignments and syndications, primarily to financial services companies. The comparable amount at December 31, 2005 was $6.7 billion. Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment. Consumer home equity lines of credit accounted for 74% of consumer unfunded credit commitments.

As a result of deconsolidating Market Street in October 2005, amounts related to Market Street were considered third party unfunded commitments at December 31, 2006 and 2005. These unfunded credit commitments totaled $5.6 billion at December 31, 2006 and $4.6 billion at December 31, 2005 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

Net outstanding standby letters of credit totaled $4.4 billion at December 31, 2006 and $4.2 billion at December 31, 2005.

Standby letters of credit commit us to make payments on behalf of customers if certain specified future events occur. Such instruments are typically issued to support industrial revenue bonds, commercial paper, and bid-or-performance related contracts. Maturities for standby letters of credit ranged from 2007 to 2017. See Note 24 Commitments and Guarantees for additional information.

At December 31, 2006, the largest industry concentration was for general medical and surgical hospitals, which accounted for approximately 5% of the total letters of credit and bankers’ acceptances.

At December 31, 2006, we pledged $1.3 billion of loans to the FRB and $24.1 billion of loans to the Federal Home Loan Bank (“FHLB”) as collateral for the contingent ability to borrow, if necessary.

Certain directors and executive officers of PNC and its subsidiaries, as well as certain affiliated companies of these directors and officers, were customers of and had loans with subsidiary banks in the ordinary course of business. All such loans were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate principal amounts of these loans were $18 million at December 31, 2006 and $21 million at December 31, 2005. During 2006, new loans of $58 million were funded and repayments totaled $61 million.

NOTE 8 ASSET QUALITY

The following table sets forth nonperforming assets and related information:

December 31 - dollars in millions	2006	2005
Nonaccrual loans
Commercial	$109	$134
Commercial real estate	12	14
Consumer	13	10
Residential mortgage	12	15
Lease financing	1	17
Total nonaccrual loans	$147	$190
Total nonperforming loans	147	190
Nonperforming loans held for sale (a)		1
Foreclosed and other assets
Lease	12	13
Residential mortgage	10	9
Other	2	3
Total foreclosed and other assets	24	25
Total nonperforming assets (b)	$171	$216
Nonperforming loans to total loans	.29%	.39%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.33	.42
Nonperforming assets to total assets	.17	.23
Interest on nonperforming loans
Computed on original terms	$15	$16
Recognized	4	5
Past due loans
Accruing loans past due 90 days or more	$50	$46
As a percentage of total loans	.10%	.09%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$9	$47
As a percentage of total loans held for sale	.38%	1.92%
(a)	Includes $1 million of troubled debt restructured loans held for sale at December 31, 2005.
(b)	Excludes equity management assets that are carried at estimated fair value of $11 million (including $4 million of troubled debt restructured assets) at December 31, 2006 and $25 million (including $7 million of troubled debt restructured assets) at December 31, 2005.

Changes in the allowance for loan and lease losses were as follows:

In millions	2006	2005	2004
January 1	$596	$607	$632
Charge-offs	(180)	(129)	(166)
Recoveries (a)	40	99	51
Net charge-offs (a)	(140)	(30)	(115)
Provision for credit losses	124	21	52
Acquired allowance (b)		23	22
Net change in allowance for unfunded loan commitments and letters of credit	(20)	(25)	16
December 31	$560	$596	$607
(a)	Amounts for 2005 reflect the impact of a $53 million loan recovery in that year.
(b)	Riggs in 2005 and United National Bancorp in 2004.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2006	2005	2004
Allowance at January 1	$100	$75	$91
Net change in allowance for unfunded loan commitments and letters of credit	20	25	(16)
December 31	$120	$100	$75

All nonperforming loans at December 31, 2006 and 2005 are considered impaired under SFAS 114. Of these totals, impaired loans amounting to $121 million at December 31, 2006 and $148 million at December 31, 2005 had a corresponding specific allowance for loan and lease losses of $32 million and $37 million, respectively. The average balance of impaired loans was $147 million in 2006, $106 million in 2005 and $141 million in 2004. We did not recognize any interest income on impaired loans in 2006, 2005 or 2004.

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $41 million at December 31, 2006 compared with $67 million at December 31, 2005. Approximately 59% of these loans are in the Corporate & Institutional Banking portfolio.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business segment during 2006 follows:

Goodwill

In millions	Dec. 31 2005	Additions/ Adjustments	Dec. 31 2006
Retail Banking	$1,471	$(5)	$1,466
Corporate & Institutional Banking	935	3	938
BlackRock	190	(160)	30
PFPC	968		968
Other	55	(55)
Total	$3,619	$(217)	$3,402

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

December 31 - in millions	2006	2005
Customer-related and other intangibles
Gross carrying amount (a)	$342	$646
Accumulated amortization	(178)	(143)
Net carrying amount	$164	$503
Mortgage and other loan servicing rights
Gross carrying amount	$689	$511
Accumulated amortization	(212)	(167)
Net carrying amount	$477	$344
Total	$641	$847
(a)	Amounts for 2006 were reduced by $305 million related to the BlackRock deconsolidation. See Note 2 Acquisitions for additional information regarding our deconsolidation of BlackRock effective September 29, 2006.

Most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights and certain core deposit intangibles, on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 11 years, with a weighted-average remaining useful life of approximately 5 years. Our mortgage and other loan servicing rights are amortized primarily over a period of five to 10 years in proportion to the estimated net servicing income from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets during 2006 follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2005	$3,619	$503	$344
Additions/adjustments:
BlackRock (a)	(190)	(305)
BlackRock stock activity, net	(25)
Retail Banking	(5)		2
Other			4
Corporate & Institutional Banking	3	1	172
Reduction in accumulated amortization			2
Amortization (b)		(35)	(47)
December 31, 2006	$3,402	$164	$477
(a)	Reflects our deconsolidation of BlackRock. See also note (a) under the “Other Intangible Assets” table.
(b)	Amount is net of $17 million of accumulated amortization that was eliminated during the third quarter of 2006 in connection with the deconsolidation of BlackRock.

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We recognize goodwill when BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest.

We recognized a net reduction to goodwill of approximately $25 million related to BlackRock stock activity, primarily due to the decrease in our ownership interest in BlackRock from approximately 69% to approximately 34% as a result of the BlackRock/MLIM transaction in 2006. The reduction in goodwill reduced the gain realized by PNC from the transaction.

Servicing revenue from both commercial and residential mortgage servicing assets and liabilities generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances and ancillary fees totaling $139 million for the year ended December 31, 2006. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for 2006, 2005 and 2004 was $99 million, $74 million and $52 million, respectively. Amortization expense on existing intangible assets for 2007 through 2011 is estimated to be as follows:

•	2007: $100 million,
•	2008: $91 million,
•	2009: $85 million,
•	2010: $67 million, and
•	2011: $53 million.

We conduct a goodwill impairment test on our reporting units at least annually or more frequently if any adverse triggering events occur. Based on this review, no adjustment for goodwill impairment was deemed necessary for 2006. The fair value of our reporting units is determined by using discounted cash flow and market comparability methodologies.

NOTE 10 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

December 31 - in millions	2006	2005
Land	$187	$186
Buildings	937	881
Equipment	1,771	1,735
Leasehold improvements	385	453
Total	3,280	3,255
Accumulated depreciation and amortization	(1,578)	(1,538)
Net book value	$1,702	$1,717

Depreciation expense on premises, equipment and leasehold improvements totaled $180 million in 2006, $192 million in 2005 and $159 million in 2004. Amortization expense, primarily for capitalized internally developed software, was $44 million in 2006 and $43 million for both 2005 and 2004.

We lease certain facilities and equipment under agreements expiring at various dates through the year 2071. We account for substantially all such leases as operating leases. Rental expense on such leases amounted to $193 million in 2006, $189 million in 2005 and $174 million in 2004.

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $965 million at December 31, 2006 and $998 million at December 31, 2005. Minimum annual rentals for the years 2007 through 2012 and thereafter are as follows:

•	2007: $140 million,
•	2008: $125 million,
•	2009: $108 million,
•	2010: $94 million,
•	2011: $84 million, and
•	2012 and thereafter: $414 million.

NOTE 11 SECURITIZATIONS AND RETAINED INTERESTS

During 2006, 2005 and 2004, we sold commercial mortgage loans totaling $307 million, $284 million and $460 million, respectively, in securitization transactions through programs with the Government National Mortgage Association (“GNMA”). The transactions and resulting receipt and subsequent sale of securities qualify as sales under the appropriate accounting criteria and resulted in pretax gains of $8 million in 2006, $7 million in 2005 and $8 million in 2004. In addition to the cash proceeds from the sales transactions above, net cash flows between the securitization vehicles and

PNC, including servicing fees, in 2006, 2005 and 2004 related to those transactions were not significant.

Additionally, we sold commercial mortgage and commercial loans of $2.9 billion in 2006, $3.1 billion in 2005 and $1.6 billion in 2004 for cash in other loan sales transactions. These transactions resulted in pretax gains of $55 million in 2006, $54 million in 2005 and $42 million in 2004. See Note 9 Goodwill and Other Intangible Assets for additional information regarding servicing assets.

For the transactions above, we continue to perform servicing and recognized servicing assets of $26 million in 2006, $23 million in 2005 and $14 million in 2004. We also purchased servicing rights for commercial mortgage loans from third parties of approximately $150 million in 2006, $112 million in 2005 and $47 million in 2004.

During the fourth quarter of 2006, we sold residential mortgage loans totaling $358 million in securitization transactions through third party programs. Additionally, we sold residential mortgage loans of $26 million in the fourth quarter of 2006 for cash in other loan sales transactions. For these transactions, we serve as the servicer of record and recognized servicing assets of $4 million in 2006. In accordance with SFAS 156, these servicing assets were initially measured at fair value and we have elected the fair value method to value these residential mortgage servicing assets. The changes in fair value during 2006 and the servicing fees received in 2006 were not significant.

Changes in the mortgage and other loan servicing assets were as follows:

Mortgage and Other Loan Servicing Assets

In millions	2006	2005
Balance at January 1	$344	$242
Additions	180	135
Retirements (a)
Amortization expense	(47)	(33)
Balance at December 31	$477	$344
(a)	2006 and 2005 included $2 million and $25 million, respectively, of fully amortized retirements.

Assuming a prepayment speed of 7%-16% for the respective strata discounted at 8%-10%, the estimated fair value of commercial mortgage servicing rights was $546 million at December 31, 2006. A 10% and 20% adverse change in all assumptions used to determine fair value at December 31, 2006, results in a $33 million and $66 million decrease in fair value, respectively. No valuation allowance was necessary at December 31, 2006 or December 31, 2005.

Assuming a prepayment speed of 12% for the respective strata discounted at 9.5%-10%, the estimated fair value of commercial loan servicing rights was $2 million at December 31, 2006. A 10% and 20% adverse change in all assumptions used to determine fair value at December 31, 2006, results in an insignificant decrease in fair value. No valuation allowance was necessary at December 31, 2006.

We also own an interest-only strip related to education loans totaling $59 million and $58 million, respectively, at December 31, 2006 and December 31, 2005. This strip was retained from the sales of education loans to a third party trust prior to 2003. Loans that are held by the trust supporting the value of the strip were $88 million and $123 million at December 31, 2006 and December 31, 2005, respectively. The principal of these loans is effectively guaranteed by the federal government. The trust related to the securitization will terminate in 2007.

NOTE 12 DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $8.7 billion at December 31, 2006 and $7.1 billion at December 31, 2005.

Contractual maturities of time deposits for the years 2007 through 2012 and thereafter are as follows:

•	2007: $16.5 billion,
•	2008: $.6 billion,
•	2009: $.4 billion,
•	2010: $.1 billion,
•	2011: $.1 billion, and
•	2012 and thereafter: $1.3 billion.

NOTE 13 BORROWED FUNDS

Bank notes at December 31, 2006 totaling $1.1 billion have interest rates ranging from 2.75% to 10.25% with approximately $575 million maturing in 2007. Senior and subordinated notes consisted of the following:

December 31, 2006 Dollars in millions	Outstanding	Stated Rate	Maturity
Senior
Exchangeable	$1,000	4.96%	2036
All other	1,535	4.20%–5.34%	2008-2010
Total senior	2,535
Subordinated
Junior	1,074	5.94%–10.01%	2007-2033
All other	2,888	4.88%–9.65%	2007-2017
Total subordinated	3,962
Total senior and subordinated	$6,497

Included in outstandings for the senior and subordinated notes in the table above are basis adjustments of $13 million and $3 million, respectively, related to fair value accounting hedges as of December 31, 2006.

Total borrowed funds at December 31, 2006 have scheduled or anticipated repayments for the years 2007 through 2012 and thereafter as follows:

•	2007: $8.4 billion,
•	2008: $1.4 billion,
•	2009: $.8 billion,
•	2010: $.8 billion,
•	2011: $6 million, and
•	2012 and thereafter: $3.6 billion.

Included in borrowed funds at December 31, 2006 are $1 billion of Floating Rate Exchangeable Senior Notes (“Exchangeable Notes”) that were issued through PNC Funding Corp (“Funding”), a subsidiary of PNC. These notes commenced on December 20, 2006 and are due December 20, 2036. Interest will be paid at a floating rate equal to 3-month LIBOR, reset quarterly, minus 40 basis points, quarterly in arrears, provided that such interest rate will never be less than 0% per annum. The Exchangeable Notes are guaranteed by PNC.

Holders may exchange the Exchangeable Notes for, as specified by Funding, shares of PNC common stock, cash, or a combination of shares and cash at any time on or prior to maturity based on an initial exchange price per share of approximately $128.56, subject to adjustment. Holders have the right to require PNC to repurchase all or a portion of the Exchangeable Notes on December 20, 2007 and periodically thereafter for an amount equal to 100% of the principal plus accrued and unpaid interest. Beginning on December 26, 2007, PNC may redeem the Exchangeable Notes in whole at any time, or in part from time to time, for an amount equal to 100% of the principal plus accrued and unpaid interest.

In connection with the issuance of the Exchangeable Notes, PNC entered into a Registration Rights Agreement (“Agreement”) with the initial purchaser of the Exchangeable Notes. As part of the Agreement PNC agreed to file a registration statement with the SEC, as soon as practicable but in any event within 120 days after the issue date, to register for resale the Exchangeable Notes and the common stock deliverable upon exchange for the Exchangeable Notes. PNC also agreed, among other things, to use its best efforts to cause the registration statement to be declared effective as promptly as practicable but in any event within 240 days after the issue date and to keep the registration statement continuously effective until registration is no longer applicable.

If PNC does not meet these obligations, PNC will be subject to liquidated damages equal to 0.25% per annum of the principal amount of the Exchangeable Notes outstanding. Assuming the Exchangeable Notes remain outstanding through 2036 and PNC does not meet these obligations, the maximum consideration that PNC could be required to transfer under this Agreement is approximately $75 million. We have not recorded a liability for this Agreement at December 31, 2006.

See Note 14 Capital Securities of Subsidiary Trusts for information about the $1.1 billion of junior subordinated debt.

During February 2007, in connection with our planned acquisition of Mercantile, we issued $1.9 billion of debt to fund the cash portion of this transaction, comprised of the following:

•	On February 1, 2007, we issued $775 million of floating rate senior notes due January 2012. Interest will be reset quarterly to 3-month LIBOR plus 14 basis points and interest will be paid quarterly.
•	Also on February 1, 2007, we issued $500 million of floating rate senior notes due January 2014. Interest will be reset quarterly to 3-month LIBOR plus 20 basis points and will be paid quarterly.
•	On February 8, 2007, we issued $600 million of subordinated notes due February 2017. These notes pay interest semiannually at a fixed rate of 5.625%.

See Note 2 Acquisitions for additional information regarding Mercantile.

NOTE 14 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

In December 2006, we elected to redeem all of the underlying Capital Securities related to the PNC Institutional Capital Trust A, UNB Capital Statutory Trust II, and Riggs Capital Trust I. The total Capital Securities redeemed totaled $453 million.

At December 31, 2006, the following capital securities represent non-voting preferred beneficial interests in the assets of PNC Institutional Capital Trust B, PNC Capital Trusts C and D, UNB Capital Trust I, and the Riggs Capital Trust II (the “Trusts”). All of these Trusts are wholly owned finance subsidiaries of PNC. UNB Capital Trust I was acquired effective January 1, 2004 as part of the United National acquisition. Riggs Capital Trust II was acquired in May 2005 as part of the Riggs acquisition. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

•

Trust B, formed in May 1997, issued $300 million of 8.315% capital securities due May 15, 2027, that are redeemable after May 15, 2007 at a premium that declines from 104.1575% to par on or after May 15, 2017.

•

Trust C, formed in June 1998, issued $200 million of capital securities due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2006 was 5.94%. Trust C Capital Securities are redeemable on or after June 1, 2008 at par.

•	Trust D, formed in December 2003, issued $300 million of 6.125% capital securities due December 15, 2033 that are redeemable on or after December 18, 2008 at par.
•	UNB Capital Trust I, formed in March 1997 with $16 million outstanding of 10.01% capital securities due

March 15, 2027, that are redeemable on or after March 15, 2007 at a premium that declines from 105.00% to par on or after March 15, 2017. PNC has delivered redemption notices to the related trustee to redeem all of these securities on March 15, 2007.

•

Riggs Capital Trust II was formed in March 1997 when $200 million of 8 7/8% capital securities were issued. These securities are due March 15, 2027, and are redeemable after March 15, 2007 at a premium that declines from 104.438% to par on or after March 15, 2017. Riggs had acquired less than 50% of the capital securities and, therefore, under FIN 46R PNC is not deemed to be the primary beneficiary. Accordingly, the financial statements of this Trust are not consolidated into PNC’s financial results. Junior subordinated debt of $206 million owed by PNC to this Trust is included in PNC’s balance sheet, with the related service cost included in interest expense. The $50 million of acquired capital securities are included as securities available for sale, with the related dividends included in interest income. PNC has delivered redemption notices to the related trustee to redeem all of these securities on March 15, 2007.

At December 31, 2006, PNC’s junior subordinated debt of $1.1 billion represented debentures issued by PNC and purchased and held as assets by the Trusts.

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

NOTE 15 SHAREHOLDERS’ EQUITY

Information related to preferred stock is as follows:

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2006	2005
Authorized
$1 par value		17,012	17,030
Issued and outstanding
Series A	$40	7	7
Series B	40	2	2
Series C	20	144	152
Series D	20	196	206
Total issued and outstanding		349	367

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

During 2000, our Board of Directors adopted a shareholder rights plan providing for issuance of share purchase rights. The rights plan provided that, except as otherwise provided in the plan, if a person or group becomes beneficial owner of 10% or more of PNC outstanding common stock, all holders of the rights, other than such person or group, may purchase our common stock or equivalent preferred stock at half of market value. On February 14, 2007, our Board of Directors agreed to amend the existing rights agreement for the shareholder rights plan in order to accelerate the final expiration date of the outstanding share purchase rights issued under the plan from May 25, 2010 to February 28, 2007. The effect of this amendment is that the outstanding share purchase rights expired on February 28, 2007, and the shareholder rights plan pursuant to which the rights were issued is of no further force or effect after that date.

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 535,394 shares in 2006, 688,665 shares in 2005 and 744,266 shares in 2004.

At December 31, 2006, we had reserved approximately 44.3 million common shares to be issued in connection with certain stock plans and the conversion of certain debt and equity securities.

In February 2005, our Board of Directors authorized the purchase of up to 20 million shares of our common stock in open market or privately negotiated transactions. The 2005 repurchase authorization was a replacement and continuation of the 2004 repurchase program. The 2005 program will remain in effect until fully utilized or until modified, superseded or terminated. During 2006, we purchased 5 million common shares at a total cost of $354 million under the 2005 program. During 2005, we purchased .5 million common shares at a total cost of $26 million under both the 2005 and 2004 common stock repurchase programs, all of which occurred during the first quarter.

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

During the next twelve months, we expect to reclassify to earnings $30 million of pretax net losses, or $19 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income (loss). This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2006. These net losses are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of December 31, 2006 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For those hedge relationships that require testing for ineffectiveness, any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a $4 million net loss in 2006 compared with a net loss of $3 million in 2005.

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

Also included in free-standing derivatives are transactions that we enter into for risk management and proprietary purposes that are not designated as accounting hedges, primarily interest rate and basis swaps, total return swaps, interest rate caps and floors, credit default swaps, option contracts and certain interest rate-locked loan origination commitments as well as commitments to buy or sell mortgage loans.

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

We purchase and sell credit default swaps to mitigate the economic impact of credit losses on specifically identified existing lending relationships or to generate revenue from proprietary trading activities. The fair value of these derivatives typically is based on the change in value, due to changing credit spreads.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At December 31, 2006 we held cash and US government and mortgage-backed securities with a fair value of $109 million and pledged cash with a fair value of $151 million under these agreements.

The total notional or contractual amounts, estimated net fair value and credit risk for derivatives were as follows:

	December 31, 2006			December 31, 2005
In millions	Notional/ Contract amount	Estimated net fair value	Credit risk	Notional/ Contract amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES
Fair value hedges	$4,996	$(1)	$51	$5,900	$78	$108
Cash flow hedges	7,815	62	72	2,926	(9)	5
Total	$12,811	$61	$123	$8,826	$69	$113
FREE-STANDING DERIVATIVES
Interest rate contracts	$101,749	$21	$533	$70,404	$39	$372
Equity contracts	2,393	(63)	134	2,744	(79)	347
Foreign exchange contracts	7,203		61	4,687	4	60
Credit derivatives	3,626	(11)	5	1,353		7
Options	97,669	68	306	51,383	32	168
Risk participation agreements	786			461
Commitments related to mortgage-related assets	2,723	10	15	1,695	1	6
Other	20			254	5	9
Total	$216,169	$25	$1,054	$132,981	$2	$969

NOTE 17 EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT PLANS

We have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees. We also provide certain health care and life insurance benefits for qualifying retired employees (“postretirement benefits”) through various plans. The nonqualified pension and postretirement benefit plans are unfunded.

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

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified and nonqualified pension plans and postretirement benefit plans as well as the change in plan assets for the qualified pension plan is as follows:

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2006	2005	2006	2005	2006	2005
Accumulated benefit obligation at end of year	$1,186	$1,232	$73	$69
Projected benefit obligation at beginning of year	$1,290	$1,166	$73	$72	$270	$276
Riggs acquisition		116		1		26
Service cost	34	33	1	1	2	2
Interest cost	68	65	4	4	13	14
Amendments	2					1
Actuarial loss (gain) (including changes in assumptions)	(47)		3	2	(30)	(28)
Participant contributions					7	7
Federal Medicare subsidy on benefits paid					2
Benefits paid	(102)	(90)	(5)	(7)	(29)	(28)
Projected benefit obligation at end of year	$1,245	$1,290	$76	$73	$235	$270
Fair value of plan assets at beginning of year	$1,627	$1,492
Riggs acquisition		107
Actual return on plan assets	221	102
Employer contribution		16	$5	$7	$20	$21
Participant contributions					7	7
Federal Medicare subsidy on benefits paid					2
Benefits paid	(102)	(90)	(5)	(7)	(29)	(28)
Fair value of plan assets at end of year	$1,746	$1,627
Funded status	$501	$337	$(76)	$(73)	$(235)	$(270)
Unrecognized net actuarial loss		340		26		64
Unrecognized prior service cost (credit)		(1)		1		(38)
Net amount recognized on the balance sheet	$501	$676	$(76)	$(46)	$(235)	$(244)
Amounts recognized in the Consolidated Balance Sheet consist of:
Other assets (Other liabilities)	$501		$(76)		$(235)
Prepaid (accrued) pension cost		$676		$(46)		$(244)
Additional minimum liability				(23)
Intangible asset				1
Accumulated other comprehensive loss				22
Net amount recognized in the Consolidated Balance Sheet	$501	$676	$(76)	$(46)	$(235)	$(244)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	2				(31)
Net actuarial loss	184		28		33
Amount recognized in AOCI	$186		$28		$2

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

PENSION PLAN ASSETS

Assets related to our qualified pension plan (the “Plan”) are held in trust (the “Trust”). The trustee is PNC Bank, N.A. The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the “Code”). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities and US government, agency, and corporate debt securities and real estate investments. Plan assets do not include common or preferred stock or any debt of PNC.

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

The asset allocations for the Trust at the end of 2006 and 2005, and the target allocation for 2007, by asset category, are as follows:

	Target Allocation	Allowable Range	Percentage of Plan Assets at December 31
	2007		2006	2005
Asset Category
Domestic Equity	35%	32-38%	39.3%	39.0%
International Equity	20%	17-23%	21.3%	19.6%
Private Equity	5%	0-8%	1.5%	.9%
Total Equity	60%		62.1%	59.5%
Domestic Fixed Income	30%	27-33%	28%	30.7%
High Yield Fixed Income	5%	0-8%	4.9%	6.7%
Total Fixed Income	35%		32.9%	37.4%
Real Estate	5%	0-8%	4.8%	2.5%
Other	0%	0-1%	.2%	.6%
Total	100%		100%	100%

The Asset Category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their investment management agreements to achieve their investment objective under the Investment Policy Statement.

The slight overweight in domestic equity at year-end 2005 and 2006 was attributable to the targeted allocation in Private Equity, which continues to be committed but which is funded over time as suitable opportunities for private equity investment are identified and as calls for funding are made. The Investment Policy Statement provides that, from time to time, domestic equity may serve as a proxy (substitute) for private equity. Additionally, target allocation changes, which were effective November 29, 2005, included reducing the High Yield Fixed Income allocation from 10% to 5% and creating a new Real Estate allocation of 5%. This transition was completed during 2006.

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

Where public market investment strategies may include the use of derivatives and/or currency management, language is incorporated in the managers’ guidelines to define allowable and prohibited transactions and/or strategies. Derivatives are typically employed by investment managers to modify risk/return characteristics of their portfolio(s), implement asset allocation changes in a cost-effective manner, or reduce transaction costs. Under the managers’ investment guidelines, derivatives may not be used solely for speculation or leverage. Derivatives are used only in circumstances where they offer the most efficient economic means of improving the risk/reward profile of the portfolio.

BlackRock, PFPC and our Retail Banking business segment receive compensation for providing investment management, trustee and custodial services for the majority of the Trust portfolio. Compensation for such services is paid by PNC. Non-affiliate service providers for the Trust are compensated from plan assets.

The following table provides information regarding our estimated future cash flows related to our various plans:

Estimated Cash Flows

			Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2007 employer contributions	None	$8	$24	$2
Estimated future benefit payments
2007	$107	$8	$24	$2
2008	111	9	24	2
2009	117	9	24	2
2010	116	10	24	2
2011	121	9	24	2
2012 – 2016	589	34	113	9

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions.

The components of net periodic pension and postretirement benefit cost/(income) were as follows:

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$34	$33	$35	$1	$1	$1	$2	$2	$3
Interest cost	68	65	65	4	4	4	13	14	17
Expected return on plan assets	(129)	(128)	(112)
Amortization of prior service cost	(1)	(1)	(1)				(6)	(7)	(6)
Amortization of actuarial losses (gains)	16	23	23	3	3	3	1	4	5
Curtailment (gain)			(1)
Net periodic cost	$(12)	$(8)	$9	$8	$8	$8	$10	$13	$19

The weighted-average assumptions used (as of the beginning of each year) to determine net periodic costs shown above were as follows:

	Net Periodic Cost Determination
Year ended December 31	2006	2005	2004
Discount rate
Qualified pension	5.50%	5.25%	6.00%
Nonqualified pension	5.40	5.25	6.00
Postretirement benefits	5.60	5.25	6.00
Rate of compensation increase (average)	4.00	4.00	4.00
Assumed health care cost trend rate
Initial trend	10.00	10.00	11.00
Ultimate trend	5.00	5.00	5.00
Year ultimate reached	2011	2010	2010
Expected long-term return on plan assets	8.25	8.50	8.50

The weighted-average assumptions used (as of the end of each year) to determine year-end obligations for both pension and postretirement benefits were as follows:

	At December 31
	2006	2005
Discount rate
Qualified pension	5.70%	5.50%
Nonqualified pension	5.60	5.40
Postretirement benefits	5.80	5.60
Rate of compensation increase	4.00	4.00
Assumed health care cost trend rate
Initial trend	10.00	10.00
Ultimate trend	5.00	5.00
Year to reach ultimate	2012	2011

As of December 31, 2006 and December 31, 2005, the discount rate assumptions were determined independently for each plan reflecting the duration of each plan’s obligations.

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

The health care cost trend rate assumptions shown in the preceding tables relate only to the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Year ended December 31, 2006 In millions	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on year-end benefit obligation	11	(9)

As discussed in Note 1 Accounting Policies, we adopted SFAS 158 at December 31, 2006. Under SFAS 158, beginning December 31, 2006, unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI each December 31, while amortization of these amounts through net periodic benefit cost will occur in accordance with FAS 87 and 106. The estimated amounts that will be amortized in 2007 are as follows:

	2007 Estimate
Year ended December 31 In millions	Qualified Pension	Nonqualified Pension	Postretirement Benefits
Prior service cost (credit)				$(7)
Net actuarial loss (gain)	$1	$2		1
Total	$1	$2		$(6)

MEDICARE REFORM

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of postretirement plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our actuaries have attested that the benefits we provide to certain participants are at least actuarially equivalent to Medicare Part D, and, accordingly, we will be entitled to a subsidy.

DEFINED CONTRIBUTION PLANS

We have a contributory, qualified defined contribution plan that covers substantially all employees except those covered by other plans as identified below. Under this plan, employee contributions up to 6% of eligible compensation as defined by the plan are matched 100%, subject to Code limitations. The plan is a 401(k) plan and includes an employee stock ownership (“ESOP”) feature. Employee contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and several BlackRock mutual funds, at the direction of the employee. All shares of PNC common stock held by the plan are part of the ESOP. Employee contributions to the plan for 2006, 2005 and 2004 were matched primarily by shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Effective November 22, 2005, we amended the plan to provide all participants the ability to diversify the matching portion of their plan account invested in shares of PNC common stock into other investments available within the plan. Prior to this amendment, only participants age 50 or older were permitted to exercise this diversification option. Employee benefits expense related to this plan was $52 million in 2006, $47 million in 2005 and $48 million in 2004. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan by PNC.

In conjunction with the BlackRock deconsolidation, BlackRock employees ceased participating in the plan September 30, 2006. On October 3, 2006, approximately $127 million in plan assets were transferred from the plan.

Additionally, Hilliard Lyons sponsors a contributory, qualified defined contribution plan that covers substantially all of its employees who are not covered by the plan described above. Contributions to this plan are made in cash and include a base contribution for those participants employed at December 31, a matching of employee contributions, and a discretionary profit sharing contribution as determined by Hilliard Lyons’ Executive Compensation Committee. Employee benefits expense for this plan was $5 million in 2006, $6 million in 2005 and $5 million in 2004.

Effective July 1, 2004, we adopted a separate qualified defined contribution plan that covers substantially all US-based PFPC employees not covered by our plan. The plan is a 401(k) plan and includes an ESOP feature. Under this plan, employee contributions of up to 6% of eligible compensation as defined by the plan may be matched annually based on PFPC performance levels. Participants must be employed as of December 31 of each year to receive this annual contribution. The performance-based employer matching contribution will be made primarily in shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Mandatory employer contributions to this plan are made in cash and include employer basic and transitional contributions. Employee-directed contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and several BlackRock mutual funds, at the direction of the employee. Effective November 22, 2005, we amended the plan to provide all participants the ability to diversify the matching portion of their plan account invested in shares of PNC common stock into other investments available within the plan. Prior to this amendment, only participants age 50 or older were permitted to exercise this diversification option. Employee benefits expense for this plan, which was effective July 1, 2004, was $9 million in 2006, $12 million in 2005 and $5 million for 2004. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan.

We also maintain a nonqualified supplemental savings plan for certain employees.

NOTE 18 STOCK-BASED COMPENSATION PLANS

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. As of December 31, 2006, no incentive stock options or stock appreciation rights were outstanding.

NONQUALIFIED STOCK OPTIONS

Options are granted at exercise prices not less than the market value of common stock on the grant date. Generally, options granted since 1999 become exercisable in installments after the grant date. Options granted prior to 1999 are mainly exercisable 12 months after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option exercise price may be in cash or previously owned shares of common stock at market value on the exercise date.

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

A summary of stock option activity follows:

	Per Option
Options outstanding at December 31 Shares in thousands	Exercise Price	Weighted -Average Exercise Price	Shares
December 31, 2005	$31.13 – $76.00	$55.30	18,292
Granted	62.71 – 71.38	67.83	2,410
Exercised	31.13 – 66.97	49.32	(5,462)
Forfeited	43.41 – 74.59	66.49	(290)
December 31, 2006	$37.43 – $76.00	$59.29	14,950

Information about stock options outstanding at December 31, 2006 follows:

	Options Outstanding			Options Exercisable
December 31, 2006 Shares in thousands Range of exercise prices	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Shares	Weighted-average exercise price
$37.43 – $42.99	680	$41.60	3.5	680	$41.60
43.00 – 52.99	2,003	46.70	4.9	1,949	46.55
53.00 – 59.99	6,555	55.07	6.1	4,765	55.58
60.00 – 76.00	5,712	70.64	5.5	3,349	72.65
Total	14,950	$59.29	5.6	10,743	$58.38

At December 31, 2006, there were approximately 14,304,000 options in total that were vested and are expected to vest. The weighted-average grant-date fair value of such options was $59.19 per share, the weighted-average remaining contractual life was approximately 5.5 years, and the aggregate intrinsic value at December 31, 2006 was approximately $219 million.

Options granted in 2005 and 2004 include options for 30,000 shares that were granted to non-employee directors in each year. No such options were granted in 2006.

The weighted-average grant-date fair value of options granted in 2006, 2005 and 2004 was $9.94, $8.72 and $9.64 per option, respectively. At December 31, 2005 and 2004 options for 13,582,000 and 12,693,000 shares of common stock, respectively, were exercisable at a weighted-average price of $56.58 and $56.41, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $111 million, $31 million and $17 million, respectively. At December 31, 2006 the aggregate intrinsic value of all options outstanding and exercisable was $227 million and $173 million, respectively.

Cash received from option exercises under all Incentive Plans for 2006, 2005 and 2004 was approximately $233 million, $98 million and $42 million, respectively. The actual tax benefit realized for tax deduction purposes from option exercises under all Incentive Plans for 2006, 2005 and 2004 was approximately $82 million, $34 million and $15 million, respectively.

There were no options granted in excess of market value in 2006, 2005 or 2004. Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were 42,767,760 at December 31, 2006.

During 2006, we issued approximately 4.9 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we intend to utilize treasury stock for future stock option exercises.

As discussed in Note 1 Accounting Policies, we adopted the fair value recognition provisions of SFAS 123 prospectively to all employee awards including stock options granted, modified or settled after January 1, 2003. As permitted under SFAS 123, we recognized compensation expense for stock options on a straight-line basis over the pro rata vesting period. Total compensation expense recognized related to PNC stock options in 2006 was $31 million compared with $29 million in 2005 and $21 million in 2004.

PRO FORMA EFFECTS

A table is included in Note 1 Accounting Policies that sets forth pro forma net income and basic and diluted earnings per share as if compensation expense had been recognized under SFAS 123 and 123R, as amended, for stock options for 2006, 2005 and 2004.

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

We used the following assumptions in the option pricing model for purposes of estimating pro forma results as well as to determine actual stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted-average of historical option activity.

Option Pricing Assumptions

Weighted-average for the year ended December 31	2006		2005		2004
Risk-free interest rate	4.5%		3.8%		3.4%
Dividend yield	3.7		3.8		3.6
Volatility	20.5		25.7		28.9
Expected life	5.1	yrs.	4.8	yrs.	4.9	yrs.

INCENTIVE/PERFORMANCE UNIT SHARE AND RESTRICTED STOCK AWARDS

The fair value of nonvested incentive/performance unit shares and restricted stock awards is initially determined based on the average of the high and low of our common stock price on the date of grant. Incentive/performance unit shares are subsequently valued subject to the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee of the Board of Directors approves the final award of incentive/performance unit shares. Restricted stock awards have various vesting periods ranging from 36 months to 60 months. There are no financial or performance goals associated with any of our restricted stock awards.

The weighted-average grant-date fair value of incentive share and restricted stock awards granted in 2006, 2005 and 2004 was $67.36, $53.81 and $54.46 per share, respectively. We recognize compensation expense for incentive/performance unit shares and restricted stock awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to PNC incentive/performance unit share and restricted stock awards during 2006 was approximately $45 million compared with $44 million in 2005 and $25 million in 2004.

A summary of nonvested incentive/performance unit shares and restricted stock award activity follows:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Shares	Weighted- Average Grant Date Fair Value
Dec. 31, 2005	660	$41.01	2,209	$50.84
Granted	186	69.58	595	64.19
Awarded as restricted	(649)	41.02	649	66.95
Vested			(917)	53.14
Forfeited	(11)	40.51	(111)	53.06
Dec. 31, 2006	186	$69.58	2,425	$57.45

At December 31, 2006, there was $47 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years. The total fair value of incentive/performance unit share and restricted stock awards vested during 2006, 2005 and 2004 was approximately $63 million, $3 million and $5 million, respectively.

Additionally in 2006, we granted a performance unit incentive award to a certain senior executive. The grant is share-denominated with an initial specified target number of 30,000 share units. The potential award is dependent on the achievement of certain performance criteria over a three-year period ending December 31, 2008. Final awarded performance units will be paid only in cash. Total compensation expense recognized related to this incentive award during 2006 was approximately $1 million.

EMPLOYEE STOCK PURCHASE PLAN

Our ESPP has approximately 1.4 million shares available for issuance. Full-time employees with six months and part-time employees with 12 months of continuous employment with us are eligible to participate in the ESPP at the commencement of the next six-month offering period. Eligible participants may purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. No charge to earnings is recorded with respect to the ESPP.

Shares issued pursuant to the ESPP were as follows:

Year ended December 31	Shares	Price Per Share
2006	105,041	$66.66 and $70.34
2005	138,754	51.74 and 58.74
2004	156,753	50.43 and 54.57

BLACKROCK LTIP PROGRAMS

BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, we agreed to transfer 4 million of the shares of BlackRock common stock then held by us to fund the 2002 and future programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. Prior to 2006, BlackRock granted awards under the 2002 LTIP program of approximately $230 million, of which approximately $210 million was paid on January 30, 2007. The awards were paid approximately 17%

in cash by BlackRock and the remainder in BlackRock common stock transferred by us to the LTIP participants (approximately 1 million shares). As permitted under the award agreements, employees elected to put approximately 95% of the stock portion of the awards back to BlackRock. These shares were retained by BlackRock as treasury stock.

BlackRock granted additional restricted stock unit awards in January 2007, all of which are subject to achieving earnings performance goals prior to the vesting date of September 29, 2011. Of the shares of BlackRock common stock that we have agreed to transfer to fund their LTIP programs, approximately 1.6 million shares have been committed to fund the restricted stock unit awards vesting in 2011 and the amount remaining would then be available for future awards.

We reported noninterest expense of $33 million, $64 million and $110 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to the BlackRock LTIP awards. Additionally, noninterest income in the fourth quarter of 2006 included a $12 million charge related to our commitment to fund the BlackRock LTIP programs. This charge represents the mark-to-market of our BlackRock LTIP obligation as of December 31, 2006 and is a result of the fourth quarter increase in the market value of BlackRock common shares.

NOTE 19 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per common share calculations:

Year ended December 31 - in millions, except share and per share data	2006	2005	2004
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income	$2,595	$1,325	$1,197
Less: Preferred dividends declared	1	1	1
Net income applicable to basic earnings per common share	$2,594	$1,324	$1,196
Basic weighted-average common shares outstanding (in thousands)	291,758	286,276	281,248
Basic earnings per common share	$8.89	$4.63	$4.25
CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (a)
Net income	$2,595	$1,325	$1,197
Less: BlackRock adjustment for common stock equivalents	6	7	4
Net income applicable to diluted earnings per common share	$2,589	$1,318	$1,193
Basic weighted-average common shares outstanding (in thousands)	291,758	286,276	281,248
Weighted-average common shares to be issued using average market price and assuming:
Conversion of preferred stock Series A and B	70	78	85
Conversion of preferred stock Series C and D	584	618	663
Conversion of debentures	2	2	10
Exercise of stock options	2,178	1,178	992
Incentive share awards	1,930	1,688	634
Diluted weighted-average common shares outstanding (in thousands)	296,522	289,840	283,632
Diluted earnings per common share	$8.73	$4.55	$4.21
(a) Excludes stock options considered to be anti-dilutive (in thousands)	4,230	10,532	10,762

NOTE 20 INCOME TAXES

The components of income taxes are as follows:

Year ended December 31 In millions	2006	2005	2004
Current
Federal	$565	$550	$720
State	46	53	12
Total current	611	603	732
Deferred
Federal	752	(12)	(192)
State		13	(2)
Total deferred	752	1	(194)
Total	$1,363	$604	$538

Significant components of deferred tax assets and liabilities are as follows:

December 31 - in millions	2006	2005
Deferred tax assets
Allowance for loan and lease losses	$258	$311
Net unrealized securities losses	52	135
Compensation and benefits	296	56
Loan valuation	6	10
Other	277	240
Total deferred tax assets	889	752
Deferred tax liabilities
Leasing	1,025	1,078
Depreciation	75	103
Goodwill	205	206
BlackRock basis difference	1,166	6
Other	56	15
Total deferred tax liabilities	2,527	1,408
Net deferred tax liability	$1,638	$656

A reconciliation between the statutory and effective tax rates follows:

Year ended December 31	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes	.8	2.1	.4
Tax-exempt interest	(.3)	(1.1)	(.7)
Life insurance	(.6)	(1.0)	(1.1)
Tax credits	(.9)	(1.8)	(2.3)
Reversal of deferred tax liabilities – BlackRock basis allocation		(2.3)
Other		(.7)	(1.0)
Effective tax rate	34.0%	30.2%	30.3%

At December 31, 2006 we had available $104 million of federal and $221 million of state income tax net operating loss carryforwards originating from acquired companies and $73 million in other state net operating losses which will expire from 2007 through 2026.

No deferred US income taxes have been provided on certain undistributed earnings of non-US subsidiaries, which amounted to $39 million at December 31, 2006. As of September 30, 2006, these earnings are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. It is not practicable to determine the deferred tax liability on these earnings.

See Note 1 Accounting Policies for a discussion of FIN 48.

NOTE 21 SEGMENT REPORTING

We have four major businesses engaged in providing banking, asset management and global fund processing products and services:

•	Retail Banking,
•	Corporate & Institutional Banking,
•	BlackRock, and
•	PFPC.

Results of individual businesses are presented based on our management accounting practices and our management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Financial results are presented, to the extent practicable, as if each business, with the exception of our BlackRock segment, operated on a stand-alone basis. As permitted under GAAP, we have aggregated the business results for certain operating segments for financial reporting purposes.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We have increased the capital assigned to Retail Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for PFPC has been increased to reflect its legal entity shareholders’ equity.

BlackRock business segment results for the nine months ended September 30, 2006 and full years 2005 and 2004 reflected our majority ownership in BlackRock during those periods. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, which had the effect of reducing our ownership interest to approximately 34%, our investment in BlackRock was accounted for under the equity method but continues to be a separate reportable business segment of PNC. The fair value of our investment in BlackRock at December 31, 2006 was approximately $6.7 billion. Our prior period business segment information included in this Note 21 for BlackRock was not restated. See Note 2 Acquisitions regarding the BlackRock/MLIM transaction.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock, 2006 BlackRock/MLIM integration costs, One PNC implementation costs, asset and liability management activities, related net securities gains or losses, certain trading activities, equity management activities and minority interest in income of BlackRock up to September 29, 2006, differences between business segment performance reporting and financial statement reporting (GAAP), and most corporate overhead.

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

Corporate & Institutional Banking provides lending, treasury management, and capital markets products and services to mid-sized corporations, government entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services provided nationally.

BlackRock is one of the world’s largest publicly traded investment management firms. As of December 31, 2006, BlackRock’s assets under management were approximately $1.1 trillion. The firm manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, cash management and alternative investment products. In addition, BlackRock provides BlackRock Solutions® investment system, risk management, and financial advisory services to a growing number of institutional investors. The firm has a major presence in key global markets, including the United States, Europe, Asia, Australia and the Middle East.

See Note 2 Acquisitions regarding the BlackRock/MLIM transaction.

PFPC is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, managed accounts, subaccounting, and distribution. PFPC serviced $2.2 trillion in total assets and 68 million shareholder accounts as of December 31, 2006 both domestically and internationally through its Ireland and Luxembourg operations.

Results Of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2006
INCOME STATEMENT
Net interest income (expense)	$1,673	$711	$20	$(38)	$(121)		$2,245
Noninterest income	1,447	752	1,135	917	2,137	$(61)	6,327
Total revenue	3,120	1,463	1,155	879	2,016	(61)	8,572
Provision for credit losses	81	42			1		124
Depreciation and amortization	67	23	29	57	99		275
Other noninterest expense	1,760	726	828	646	266	(58)	4,168
Earnings before minority interests in BlackRock and income taxes	1,212	672	298	176	1,650	(3)	4,005
Minority interests in BlackRock					47		47
Income taxes	447	209	104	52	552	(1)	1,363
Earnings	$765	$463	$194	$124	$1,051	$(2)	$2,595
Inter-segment revenue	$13	$9	$28	$12	$(1)	$(61)
AVERAGE ASSETS (a)	$29,248	$26,548	$3,937	$2,204	$35,611	$(2,536)	$95,012
2005
INCOME STATEMENT
Net interest income (expense)	$1,588	$729	$35	$(33)	$(165)		$2,154
Noninterest income	1,275	596	1,191	879	312	$(80)	4,173
Total revenue	2,863	1,325	1,226	846	147	(80)	6,327
Provision for (recoveries of) credit losses	52	(30)			(1)		21
Depreciation and amortization	62	20	31	56	107		276
Other noninterest expense	1,664	638	822	629	329	(52)	4,030
Earnings before minority interests in BlackRock and income taxes	1,085	697	373	161	(288)	(28)	2,000
Minority interests in BlackRock					71		71
Income taxes	403	217	139	57	(202)	(10)	604
Earnings	$682	$480	$234	$104	$(157)	$(18)	$1,325
Inter-segment revenue	$13	$7	$32	$3	$25	$(80)
AVERAGE ASSETS (a)	$27,618	$25,309	$1,848	$2,128	$33,315	$(1,670)	$88,548
2004
INCOME STATEMENT
Net interest income (expense)	$1,479	$701	$34	$(47)	$(198)		$1,969
Noninterest income	1,223	552	725	810	324	$(62)	3,572
Total revenue	2,702	1,253	759	763	126	(62)	5,541
Provision for (recoveries of) credit losses	61	5			(14)		52
Depreciation and amortization	53	17	21	45	80		216
Other noninterest expense	1,630	598	543	601	184	(60)	3,496
Earnings before minority interests in BlackRock and income taxes	958	633	195	117	(124)	(2)	1,777
Minority interests in BlackRock					42		42
Income taxes	348	190	52	47	(98)	(1)	538
Earnings	$610	$443	$143	$70	$(68)	$(1)	$1,197
Inter-segment revenue	$12	$7	$33		$10	$(62)
AVERAGE ASSETS (a)	$24,261	$21,589	$1,145	$2,572	$27,582	$(1,883)	$75,266

(a)	Period-end balances for BlackRock and PFPC.

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

NOTE 22 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized securities gains (losses)
Balance at January 1, 2004			$3
2004 activity
Increase in net unrealized losses for securities held at year-end	$(56)	$20	(36)
Less: net gains realized in net income (a)	50	(17)	33
Net unrealized securities losses	(106)	37	(69)
Balance at December 31, 2004			(66)
2005 activity
Increase in net unrealized losses for securities held at year-end	(312)	109	(203)
Less: net losses realized in net income (a)	(44)	15	(29)
Net unrealized securities losses	(268)	94	(174)
Balance at December 31, 2005			(240)
2006 activity
Increase in net unrealized gains for securities held at year-end	129	(46)	83
Less: net losses realized in net income (a)	(101)	35	(66)
Net unrealized securities gains	230	(81)	149
Balance at December 31, 2006			$(91)
(a)	Pretax amounts represent net unrealized gains (losses) as of the prior year-end date that were realized in the subsequent year when the related securities were sold. These amounts differ from net securities gains included in the Consolidated Income Statement primarily because they do not include gains or losses realized on securities that were purchased and then sold during the same year.

	Pretax	Tax	After-tax
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at January 1, 2004			$48
2004 activity
Increase in net unrealized losses on cash flow hedge derivatives	$(30)	$11	(19)
Less: net gains realized in net income	35	(12)	23
Net unrealized losses on cash flow hedge derivatives	(65)	23	(42)
Balance at December 31, 2004			6
2005 activity
Increase in net unrealized losses on cash flow hedge derivatives	(49)	17	(32)
Less: net gains realized in net income
Net unrealized losses on cash flow hedge derivatives	(49)	17	(32)
Balance at December 31, 2005			(26)
2006 activity
Increase in net unrealized gains on cash flow hedge derivatives	13	(5)	8
Less: net gains realized in net income	(7)	2	(5)
Net unrealized losses on cash flow hedge derivatives	20	(7)	13
Balance at December 31, 2006			$(13)

Pension, other postretirement and postemployment benefit plan adjustments
Balance at January 1, 2004			$(14)
2004 activity	$(2)	$1	(1)
Balance at December 31, 2004			(15)
2005 activity
Balance at December 31, 2005			(15)
2006 Activity
SFAS 87 adjustment	(2)	1	(1)
SFAS 158 adjustment, net	(203)	71	(132)
Total 2006 activity	(205)	72	(133)
Balance at December 31, 2006			$(148)
Other (b)
Balance at January 1, 2004			$23
2004 activity	$(3)	$1	(2)
Balance at December 31, 2004			21
2005 activity	(11)	4	(7)
Balance at December 31, 2005			14
2006 Activity	6	(3)	3
Balance at December 31, 2006			$17
(b)	Consists of interest-only strip valuation adjustments and foreign currency translation adjustments.

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

December 31 – in millions	2006	2005
Net unrealized securities gains (losses)	$(91)	$(240)
Net unrealized gains (losses) on cash flow hedge derivatives	(13)	(26)
Pension, other postretirement and postemployment benefit plan adjustments	(148)	(15)
Other	17	14
Accumulated other comprehensive income (loss)	$(235)	$(267)

NOTE 23 FAIR VALUE OF FINANCIAL INSTRUMENTS

	2006		2005
December 31 - in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$9,016	$9,016	$6,957	$6,957
Securities	23,191	23,191	20,710	20,710
Loans held for sale	2,366	2,366	2,449	2,449
Net loans (excludes leases)	46,757	46,878	45,713	45,883
Other assets	892	892	965	965
Mortgage and other loan servicing rights	477	552	344	403
Financial derivatives
Fair value hedges	51	51	108	108
Cash flow hedges	72	72	5	5
Free-standing derivatives	1,054	1,054	969	969

Liabilities
Demand, savings and money market deposits	47,277	47,277	43,914	43,914
Time deposits	19,024	18,959	16,361	16,215
Borrowed funds	15,310	15,496	17,186	17,323
Financial derivatives
Fair value hedges	52	52	30	30
Cash flow hedges	10	10	14	14
Free-standing derivatives	1,029	1,029	967	967
Unfunded loan commitments and letters of credit	101	122	77	98

The aggregate fair values in the table above do not represent our underlying market value as the table excludes the following:

•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

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

CASH AND SHORT-TERM ASSETS

The carrying amounts reported in the consolidated balance sheet for cash and short-term investments approximate fair values primarily due to their short-term nature. For purposes of this disclosure only, short-term assets include the following:

•	due from banks,
•	interest-earning deposits with banks,
•	federal funds sold and resale agreements,
•	trading securities,
•	cash collateral,
•	customers’ acceptance liability, and
•	accrued interest receivable.

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

Loans are presented above net of the allowance for loan and lease losses.

OTHER ASSETS

Other assets as shown in the accompanying table include the following:

•	noncertificated interest-only strips,
•	FHLB and FRB stock,
•	equity investments carried at cost and fair value, and
•	private equity investments carried at fair value.

Investments accounted for under the equity method, including our investment in BlackRock, are not included in the accompanying table.

The carrying amounts of private equity investments are recorded at fair value. Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The equity investments carried at cost, including the FHLB and FRB stock, have a carrying value of approximately $365 million as of December 31, 2006, and $321 million as of December 31, 2005, both of which approximate fair value at each date.

MORTGAGE AND OTHER LOAN SERVICING ASSETS

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

NOTE 24 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

We had commitments to make additional equity investments in certain equity management entities of $123 million and affordable housing limited partnerships of $71 million at December 31, 2006.

Additionally, in October 2005, we committed $200 million to PNC Mezzanine Partners III, L.P., a $350 million mezzanine fund, that invests principally in subordinated debt securities with an equity component. Funding of this investment is expected to occur over a five-year period. The remaining unfunded commitment on December 31, 2006 was $155 million. The limited partnership is consolidated for financial reporting purposes as PNC has a 57% ownership interest.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on December 31, 2006 had terms ranging from less than one year to 10 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $6.6 billion at December 31, 2006.

Assets valued as of December 31, 2006 of approximately $.9 billion secured certain specifically identified standby letters of credit. Approximately $2.2 billion in recourse provisions from third parties was also available for this purpose as of December 31, 2006. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $57 million at December 31, 2006.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At December 31, 2006, the aggregate of PNC’s commitments under these facilities was $240 million. PNC also enters into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At December 31, 2006, our total commitments under these facilities were $5.7 billion, of which $5.6 billion was related to Market Street.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during 2006. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At December 31, 2006, the total maximum potential exposure as a result of these indemnity obligations was approximately $13.0 billion, although we held collateral at the time in excess of that amount.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At December 31, 2006, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $53 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net asset of $4 million at December 31, 2006. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $933 million at December 31, 2006. We purchased $827 million notional of credit default swaps to mitigate the exposure of certain written credit default swaps at December 31, 2006.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to 11 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements is approximately $372 million at December 31, 2006.

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

NOTE 25 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Income Statement

Year ended December 31 - in millions	2006	2005	2004
OPERATING REVENUE
Dividends from:
Bank subsidiaries and bank holding company	$710	$717	$895
Non-bank subsidiaries	69	72	187
Interest income	16	8	4
Noninterest income	9	6
Total operating revenue	804	803	1,086
OPERATING EXPENSE
Interest expense	93	71	42
Other expense	46	11	5
Total operating expense	139	82	47
Income before income taxes and equity in undistributed net income of subsidiaries	665	721	1,039
Income tax benefits	(60)	(24)	(17)
Income before equity in undistributed net income of subsidiaries	725	745	1,056
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	1,653	396	98
Non-bank subsidiaries	217	184	43
Net income	$2,595	$1,325	$1,197

Balance Sheet

December 31 - in millions	2006	2005
ASSETS
Cash and due from banks	$2	$3
Short-term investments with subsidiary bank	3
Securities available for sale	290	293
Investments in:
Bank subsidiaries and bank holding company	9,294	7,140
Non-bank subsidiaries	2,038	2,504
Other assets	559	237
Total assets	$12,186	$10,177
LIABILITIES
Subordinated debt	$1,147	$1,326
Accrued expenses and other liabilities	251	288
Total liabilities	1,398	1,614
SHAREHOLDERS’ EQUITY	10,788	8,563
Total liabilities and shareholders’ equity	$12,186	$10,177

Commercial paper and all other debt issued by PNC Funding Corp, a wholly owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

The parent company received net income tax refunds of $35 million in 2006 and $19 million in 2005. Such refunds represent the parent company’s portion of consolidated income taxes. The parent company made income tax payments of $9 million in 2004. The parent company paid interest of $113 million in 2006, $94 million in 2005 and $62 million in 2004.

Statement Of Cash Flows

Year ended December 31 - in millions	2006	2005	2004
OPERATING ACTIVITIES
Net income	$2,595	$1,325	$1,197
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net (earnings) loss of subsidiaries	(1,870)	(580)	(141)
Other	103	130	(18)
Net cash provided by operating activities	828	875	1,038
INVESTING ACTIVITIES
Net capital returned from (contributed to) subsidiaries	300	(271)	495
Securities available for sale
Sales and maturities	3,440	2,912	1,638
Purchases	(3,437)	(2,822)	(1,991)
Cash paid for acquisitions		(447)	(290)
Other	(311)	239
Net cash used in investing activities	(8)	(389)	(148)
FINANCING ACTIVITIES
Borrowings from non-bank subsidiary	210	150	1,100
Repayments on borrowings from non-bank subsidiary	(210)	(150)	(1,318)
Acquisition of treasury stock	(531)	(112)	(251)
Cash dividends paid to shareholders	(633)	(575)	(566)
Issuance of treasury stock	343	203	144
Net cash used in financing activities	(821)	(484)	(891)
Increase (decrease) in cash and due from banks	(1)	2	(1)
Cash and due from banks at beginning of year	3	1	2
Cash and due from banks at end of year	$2	$3	$1

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

SELECTED QUARTERLY FINANCIAL DATA (a)

	2006				2005
Dollars in millions, except per share data	Fourth	Third	Second	First	Fourth	Third	Second	First
SUMMARY OF OPERATIONS
Interest income	$1,217	$1,203	$1,126	$1,066	$1,034	$995	$901	$804
Interest expense	651	636	570	510	479	436	367	298
Net interest income	566	567	556	556	555	559	534	506
Provision for (recoveries of) credit losses (b)	42	16	44	22	24	16	(27)	8
Noninterest income (c) (d)	969	2,943	1,230	1,185	1,154	1,116	929	974
Noninterest expense (e)	969	1,167	1,145	1,162	1,127	1,154	1,033	992
Income before minority interest and income taxes	524	2,327	597	557	558	505	457	480
Minority interest in income of BlackRock		6	19	22	22	19	16	14
Income taxes (f)	148	837	197	181	181	152	159	112
Net income (g)	$376	$1,484	$381	$354	$355	$334	$282	$354
PER COMMON SHARE DATA
Book value	$36.80	$36.60	$29.92	$29.70	$29.21	$28.54	$28.35	$26.78
Basic earnings (g)	1.29	5.09	1.30	1.21	1.22	1.16	.99	1.26
Diluted earnings (g) (h)	1.27	5.01	1.28	1.19	1.20	1.14	.98	1.24
(a)	We have reclassified certain prior quarter amounts to conform with the fourth quarter 2006 presentation.
(b)	Second quarter 2005 amount reflects the impact of a $53 million loan recovery recognized during that quarter.
(c)	Noninterest income included equity management gains and net securities losses in each quarter as follows (in millions):

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
Equity management gains	$25	$21	$54	$7	$16	$36	$12	$32
Net securities losses		$(195)	$(8)	$(4)	$(4)	$(2)	$(26)	$(9)

(d)	Noninterest income for the third quarter of 2006 included the pretax impact of the following: gain on the BlackRock/MLIM transaction of $2.1 billion; securities portfolio rebalancing loss of $196 million; and mortgage loan portfolio repositioning loss of $48 million.
(e)	Noninterest expense for the third quarter of 2006 included the pretax impact of BlackRock/MLIM transaction integration costs of $72 million.
(f)	See Note 2 Acquisitions in the Notes To Consolidated Financial Statements regarding the $45 million reversal of deferred tax liabilities recognized in the first quarter of 2005.
(g)	The net after-tax impact on third quarter 2006 net income of the items described in notes (d) and (e) above totaled $1.1 billion. The net impact of these items increased third quarter 2006 basic earnings per share by $3.79 and increased diluted earnings per share by $3.73.
(h)	The sum of quarterly amounts for each year does not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

Analysis Of Year-To-Year Changes In Net Interest Income

	2006/2005			2005/2004
	Increase/(Decrease) in Income/Expense Due to Changes in:			Increase/(Decrease) in Income/Expense Due to Changes in:
Taxable-equivalent basis - in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Securities available for sale
Mortgage-backed, asset-backed, and other debt	$188	$107	$295	$130	$66	$196
U.S. Treasury and government agencies	(85)	14	(71)	11	50	61
State and municipal	(1)		(1)	(3)	(4)	(7)
Corporate stocks and other	4	(2)	2	(3)	5	2
Total securities available for sale	92	133	225	135	117	252
Loans, net of unearned income
Commercial	76	233	309	130	174	304
Commercial real estate	41	33	74	25	31	56
Consumer	(5)	109	104	111	66	177
Residential mortgage	41	13	54	110	1	111
Lease financing	(8)	(1)	(9)	(23)	(1)	(24)
Other	(5)	9	4	(2)	8	6
Total loans, net of unearned income	129	407	536	345	285	630
Loans held for sale	19	34	53	24	33	57
Federal funds sold and resale agreements	5	28	33	(15)	10	(5)
Other	(4)	27	23	60	1	61
Total interest-earning assets	$253	$617	$870	$541	$454	$995
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$44	$216	$260	$21	$231	$252
Demand		32	32	1	23	24
Savings	(3)	(3)	(6)		5	5
Retail certificates of deposit	85	126	211	77	50	127
Other time	(8)	15	7	33		33
Time deposits in foreign offices	52	53	105	21	35	56
Total interest-bearing deposits	111	498	609	97	400	497
Borrowed funds
Federal funds purchased	41	45	86	2	43	45
Repurchase agreements		36	36	13	34	47
Bank notes and senior debt	(2)	47	45	14	39	53
Subordinated debt	19	53	72	23	35	58
Commercial paper	(87)	24	(63)	6	38	44
Other	(14)	16	2	45	8	53
Total borrowed funds	(46)	224	178	105	195	300
Total interest-bearing liabilities	95	692	787	187	610	797
Change in net interest income	$138	$(55)	$83	$342	$(144)	$198

Changes attributable to rate/volume are prorated into rate and volume components.

Average Consolidated Balance Sheet And Net Interest Analysis

	2006			2005			2004
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates
Assets
Interest-earning assets
Securities available for sale
Mortgage-backed, asset-backed, and other debt	$18,587	$926	4.98%	$14,627	$631	4.31%	$11,483	$435	3.79%
U.S. Treasury and government agencies	2,334	102	4.37	4,308	173	4.02	3,943	112	2.84
State and municipal	148	8	5.41	167	9	5.39	220	16	7.27
Corporate stocks and other	246	14	5.69	173	12	6.94	232	10	4.31
Total securities available for sale	21,315	1,050	4.93	19,275	825	4.28	15,878	573	3.61
Loans, net of unearned income
Commercial	20,201	1,451	7.18	19,007	1,142	6.01	16,627	838	5.04
Commercial real estate	3,212	232	7.22	2,609	158	6.06	2,137	102	4.77
Consumer	16,125	1,009	6.26	16,208	905	5.58	14,165	728	5.14
Residential mortgage	6,888	375	5.44	6,136	321	5.23	4,040	210	5.20
Lease financing	2,777	123	4.43	2,944	132	4.48	3,470	156	4.50
Other	363	26	7.16	453	22	4.86	506	16	3.16
Total loans, net of unearned income	49,566	3,216	6.49	47,357	2,680	5.66	40,945	2,050	5.01
Loans held for sale	2,683	157	5.85	2,301	104	4.52	1,636	47	2.87
Federal funds sold and resale agreements	1,143	58	5.07	985	25	2.54	1,670	30	1.80
Other	2,985	156	5.23	3,083	133	4.31	1,692	72	4.26
Total interest-earning assets/interest income	77,692	4,637	5.97	73,001	3,767	5.16	61,821	2,772	4.48
Noninterest-earning assets
Allowance for loan and lease losses	(591)			(632)			(608)
Cash and due from banks	3,121			3,164			2,895
Other	14,790			13,015			11,158
Total assets	$95,012			$88,548			$75,266
Liabilities, Minority and Noncontrolling Interests, and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Money market	$19,745	663	3.36	$17,930	403	2.25	$15,964	151.95
Demand	8,187	88	1.07	8,224	56.68		7,902	32.40
Savings	2,081	10.48		2,645	16.60		2,684	11.41
Retail certificates of deposit	13,999	582	4.16	11,623	371	3.19	9,075	244	2.69
Other time	1,364	66	4.84	1,559	59	3.78	686	26	3.79
Time deposits in foreign offices	3,613	181	5.01	2,347	76	3.24	1,371	20	1.46
Total interest-bearing deposits	48,989	1,590	3.25	44,328	981	2.21	37,682	484	1.28
Borrowed funds
Federal funds purchased	3,081	157	5.10	2,098	71	3.38	1,957	26	1.33
Repurchase agreements	2,205	101	4.58	2,189	65	2.97	1,433	18	1.26
Bank notes and senior debt	3,128	159	5.08	3,198	114	3.56	2,687	61	2.27
Subordinated debt	4,417	269	6.09	4,044	197	4.87	3,506	139	3.96
Commercial paper	166	8	4.82	2,223	71	3.19	1,887	27	1.43
Other	2,046	83	4.06	2,447	81	3.31	1,045	28	2.68
Total borrowed funds	15,043	777	5.17	16,199	599	3.70	12,515	299	2.39
Total interest-bearing liabilities/interest expense	64,032	2,367	3.70	60,527	1,580	2.61	50,197	783	1.56
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity
Demand and other noninterest-bearing deposits	14,320			13,309			12,015
Allowance for unfunded loan commitments and letters of credit	106			80			90
Accrued expenses and other liabilities	6,672			6,098			5,389
Minority and noncontrolling interests in consolidated entities	600			542			455
Shareholders’ equity	9,282			7,992			7,120
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$95,012			$88,548			$75,266
Interest rate spread			2.27			2.55			2.92
Impact of noninterest-bearing sources			.65			.45			.30
Net interest income/margin		$2,270	2.92%		$2,187	3.00%		$1,989	3.22%

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

Loan fees for the years ended December 31, 2006, 2005 and 2004 were $35 million, $91 million and $109 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2006, 2005 and 2004 were $25 million, $33 million and $20 million, respectively. Average securities held to maturity totaled less than $.5 million for the year ended December 31, 2006, $1 million for the year ended December 31, 2005 and $2 million for the year ended December 31, 2004 and are included in the “Mortgage-backed, asset-backed, and other debt” category.

LOANS OUTSTANDING

December 31 - in millions	2006	2005	2004	2003	2002
Commercial	$20,584	$19,325	$17,438	$15,082	$14,987
Commercial real estate	3,532	3,162	1,980	1,824	2,267
Consumer	16,515	16,173	15,606	11,855	9,854
Residential mortgage	6,337	7,307	4,772	2,886	3,921
Lease financing	3,556	3,628	4,096	5,147	5,081
Other	376	341	505	518	415
Total loans	50,900	49,936	44,397	37,312	36,525
Unearned income	(795)	(835)	(902)	(1,009)	(1,075)
Total loans, net of unearned income (a)	$50,105	$49,101	$43,495	$36,303	$35,450

(a)	Includes $2.3 billion at December 31, 2004 and $2.2 billion at December 31, 2003 related to Market Street, which was deconsolidated effective October 17, 2005.

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 - dollars in millions	2006	2005	2004	2003	2002
Nonaccrual loans
Commercial	$109	$134	$89	$213	$226
Lease financing	1	17	5	11	57
Commercial real estate	12	14	14	6	7
Consumer	13	10	11	11	11
Residential mortgage	12	15	21	24	7
Total nonaccrual loans	$147	$190	$140	$265	$308
Troubled debt restructured loan			3	1	1
Total nonperforming loans	147	190	143	266	309
Nonperforming loans held for sale (a)		1	3	27	97
Foreclosed and other assets
Lease	12	13	14	17
Residential mortgage	10	9	10	9	6
Other	2	3	5	9	6

Total foreclosed and other assets	24	25	29	35	12

Total nonperforming assets (b)	$171	$216	$175	$328	$418
Nonperforming loans to total loans	.29%	.39%	.33%	.73%	.87%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.33	.42	.39	.87	1.13
Nonperforming assets to total assets	.17	.23	.22	.48	.63
Interest on nonperforming loans
Computed on original terms	$15	$16	$11	$29	$23
Recognized	4	5	2	5	10
Past due loans
Accruing loans past due 90 days or more	$50	$46	$49	$57	$115
As a percentage of total loans	.10%	.09%	.11%	.16%	.32%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$9	$47	$9	$6	$32
As a percentage of total loans held for sale	.38%	1.92%	.54%	.43%	1.99%

(a)	Includes $1 million, $2 million, $10 million, and $17 million of troubled debt restructured loans held for sale at December 31, 2005, 2004, 2003 and 2002, respectively.

(b)	Excludes equity management assets that are carried at estimated fair value of $11 million (including $4 million of troubled debt restructured assets) at December 31, 2006, $25 million (including $7 million of troubled debt restructured assets) at December 31, 2005, $32 million (including $11 million of troubled debt restructured assets) at December 31, 2004, $37 million (including $5 million of troubled debt restructured assets) at December 31, 2003 and $40 million (including $12 million of troubled debt restructured assets) at December 31, 2002.

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 - dollars in millions	2006	2005	2004	2003	2002
Allowance for loan and lease losses at beginning of year	$596	$607	$632	$673	$560
Charge-offs
Commercial	(108)	(52)	(113)	(168)	(194)
Commercial real estate	(3)	(1)	(2)	(3)	(3)
Consumer	(52)	(45)	(43)	(39)	(40)
Residential mortgage	(3)	(2)	(3)	(4)	(5)
Lease financing	(14)	(29)	(5)	(46)	(25)
Total charge-offs	(180)	(129)	(166)	(260)	(267)
Recoveries
Commercial (a)	19	82	31	32	26
Commercial real estate	1	1	1	1	1
Consumer	15	15	12	12	14
Residential mortgage	1	1	1
Lease financing	5	1	6	3	2
Total recoveries	40	99	51	49	44
Net charge-offs (a)	(140)	(30)	(115)	(211)	(223)
Provision for credit losses	124	21	52	177	309
Acquisitions	23	22	41
Net change in allowance for unfunded loan commitments and letters of credit	(20)	(25)	16	(7)	(14)
Allowance for loan and lease losses at end of year	$560	$596	$607	$632	$673
Allowance as a percent of period-end
Loans	1.12%	1.21%	1.40%	1.74%	1.90%
Nonperforming loans	381	314	424	238	218
As a percent of average loans
Net charge-offs (a)	.28	.06	.28	.59	.60
Provision for credit losses	.25	.04	.13	.49	.83
Allowance for loan and lease losses	1.13	1.26	1.48	1.76	1.81
Allowance as a multiple of net charge-offs (a)	4.00	x	19.87	x	5.28	x	3.00	x	3.02	x
(a)	Amounts for 2005 reflect the impact of a $53 million loan recovery in that year. Excluding this recovery, net charge-offs would have been .18% of average loans and the allowance as a multiple of net charge-offs would have been 7.18x.

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. For purposes of this presentation, a portion of the allowance for loan and lease losses has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. At December 31, 2006, the portion of the reserves for these factors was $45 million.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2006		2005		2004		2003		2002
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$443	40.9%	$489	39.2%	$503	40.1%	$514	41.5%	$504	42.3%
Commercial real estate	30	7.0	32	6.4	26	4.5	34	5.1	52	6.4
Consumer	28	33.1	24	33.1	35	35.9	28	32.6	28	27.8
Residential mortgage	7	12.7	7	14.9	6	11.0	7	8.0	10	11.0
Lease financing	48	5.6	41	5.7	33	7.3	44	11.4	75	11.3
Other	4.7		3.7		4	1.2	5	1.4	4	1.2
Total	$560	100.0%	$596	100.0%	$607	100.0%	$632	100.0%	$673	100.0%

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2006 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$6,045	$10,324	$4,215	$20,584
Real estate projects	1,106	1,474	136	2,716
Total	$7,151	$11,798	$4,351	$23,300
Loans with Predetermined rate	$762	$1,016	$1,667	$3,445
Floating or adjustable rate	6,389	10,782	2,684	19,855
Total	$7,151	$11,798	$4,351	$23,300

At December 31, 2006, $745 million notional of pay-fixed interest rate swaps were designated to commercial loans as part of fair value hedge strategies. The changes in fair value of the loans attributable to the hedged risk are included in the commercial loan amount in the above table. In addition, $7.8 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month LIBOR, 3 month LIBOR and Prime) on the underlying commercial loans to a fixed rate as part of risk management strategies.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $3.0 billion at December 31, 2006, substantially all of which are in denominations of $100,000 or more. The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2006 – in millions	Certificates of Deposit
Three months or less	$1,169
Over three through six months	2,185
Over six through twelve months	1,516
Over twelve months	880
Total	$5,750

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends we declared per common share.

	High	Low	Close	Cash Dividends Declared
2006 Quarter

First	$71.42	$61.78	$67.31	$.50
Second	72.00	65.30	70.17	.55
Third	73.55	68.09	72.44	.55
Fourth	75.15	67.61	74.04	.55
Total				$2.15

2005 Quarter
First	$57.57	$50.30	$51.48	$.50
Second	55.90	49.35	54.46	.50
Third	58.95	53.80	58.02	.50
Fourth	65.66	54.73	61.83	.50
Total				$2.00

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Previously reported.

(b)	None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	MANAGEMENT’S RESPONSIBILITY FOR INTERNAL CONTROL OVER FINANCIAL REPORTING

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

We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that PNC maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited the Consolidated Financial Statements included in this Report, has issued a report on management’s assessment and on the effectiveness of PNC’s internal control over financial reporting as of December 31, 2006. The report of Deloitte & Touche LLP follows.

(b)	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The PNC Financial Services Group, Inc.

Pittsburgh, Pennsylvania

We have audited management’s assessment, included in the accompanying “Management’s Responsibility For Internal Control Over Financial Reporting” that The PNC Financial Services Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” and the Company’s use of the equity method of accounting to recognize its investment in BlackRock, Inc.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 1, 2007

(c)	Internal Controls and Disclosure Controls and Procedures

As of December 31, 2006, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006, and that there has been no change in internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information regarding our directors, nominees for director, executive officers, Audit Committee (and Audit Committee financial experts), and shareholder nomination process required by this item is included under the captions “Election of Directors – Information Concerning Nominees,” “Transactions Involving Directors And Executive Officers – Family Relationships,” and “Corporate Governance At PNC – The Audit Committee – Our Code of Business Conduct and Ethics,” and – “Shareholder Proposals And Nominations” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2007 and is incorporated herein by reference. In accordance with Item 407(d)(3) of Regulation S-K, the information set forth under the caption “Report of the Audit Committee” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2007 and is incorporated herein by reference.

Additional information regarding our executive officers and our directors is included in Part I of this Report under the captions “Executive Officers of the Registrant” and “Directors of the Registrant.”

Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com under “About PNC – Investor Relations – Corporate Governance.” In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including the Chairman and Chief Executive Officer, the Chief Financial Officer and the Controller) will be posted at this internet address.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Board Of Directors And Committees Of The Board – Compensation Of Directors, – Deferred Compensation Plans, and – Other Director Benefits,” “Compensation Discussion and Analysis,” – “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Tables” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2007 and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Compensation Tables – Security Ownership of Directors, Nominees and Executive Officers” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2007 and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2006 is included in the table which follows. Additional information regarding these plans is included in Note 18 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2006

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan (Note 1)
Stock Options	14,925,733	$59.27
Incentive Performance Unit Awards (Note 2)	371,734	N/A
Subtotal	15,297,467		2,574,979
2006 Incentive Award Plan (Note 3)
Stock Options	24,170	$68.85	40,192,781
1996 Executive Incentive Award Plan
Incentive Awards		N/A	152,553
Employee Stock Purchase Plan		(Note 4)	1,413,893
1992 Director Share Incentive Plan		N/A	369,614
Total approved by security holders	15,321,637		44,703,820
Equity compensation plans not approved by security holders	None	N/A	None
Total	15,321,637		44,703,820

N/A – not applicable

Note 1 – After shareholder approval of the 2006 Incentive Award Plan at the 2006 annual meeting of PNC’s shareholders on April 25, 2006 (see Note 3 below), no further grants were permitted under the 1997 Long-Term Incentive Award Plan, other than for the exercise of reload or performance unit rights. As of December 31, 2006, the number of remaining shares reserved under this plan for that purpose was 2,574,979.

Note 2 – These incentive performance unit awards provide for the issuance of shares of common stock (up to a target number of shares) based on the degree to which corporate performance goals established by the Personnel and Compensation Committee have been achieved, and, if a premium level of such performance is achieved, for further payment in cash. This number reflects the current maximum number of shares that could be issued pursuant to grants outstanding at December 31, 2006 upon achievement of the performance goals and other conditions of the grants. These grants were all made on January 23, 2006.

Note 3 – The 2006 Incentive Award Plan was adopted by the Board on February 15, 2006 and approved by the PNC shareholders at the 2006 annual meeting on April 25, 2006. The plan initially authorized up to 40,000,000 shares of common stock for issuance under the plan, subject to adjustment in certain circumstances. If and to the extent that options and SARs granted under the plan, or granted under the prior plan and outstanding on the approval date of the plan, terminate, expire or are cancelled, forfeited, exchanged or surrendered after the effective date of the plan without being exercised or if any share awards, share units, dividend equivalents or other share-based awards are forfeited or terminated, or otherwise not paid in full, after the effective date of the plan, the shares subject to such grants become available again for purposes of the plan.

Note 4 – 95% of the fair market value on the last day of each six-month offering period.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Transactions Involving Directors And Executive Officers” and “Corporate Governance At PNC – Director Independence” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2007 and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Auditors,” excluding the information set forth under the caption “Report Of The Audit Committee,” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2007 and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

(a) (2), (b), and (c) FINANCIAL STATEMENT SCHEDULES

No financial statement schedules are being filed.

(a)(3) and (b) EXHIBITS

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
Richard J. Johnson
Chief Financial Officer
March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 1, 2007.

Signature	Capacities

/s/ James E. Rohr	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
James E. Rohr

/s/ Richard J. Johnson	Chief Financial Officer (Principal Financial Officer)
Richard J. Johnson

/s/ Samuel R. Patterson	Controller (Principal Accounting Officer)
Samuel R. Patterson

* Paul W. Chellgren; Robert N. Clay; J. Gary Cooper; George A. Davidson, Jr.; Kay Coles James; Richard B. Kelson; Bruce C. Lindsay; Anthony A. Massaro; Jane G. Pepper; Lorene K. Steffes; Dennis F. Strigl; Stephen G. Thieke; Thomas J. Usher; George H. Walls, Jr.; and Helge H. Wehmeier	Directors

*By:	/s/ George P. Long, III
George P. Long, III, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1	Agreement and Plan of Merger dated as of October 8, 2006 by and between Mercantile Bankshares Corporation and the Corporation	Incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated October 8, 2006, filed October 10, 2006 (“October 8, 2006 Form 8-K”)
3.1	Articles of Incorporation of the Corporation, as amended and restated effective as of August 29, 2005	Incorporated herein by reference to Exhibit 3.3 of the Corporation’s Current Report on Form 8-K dated August 25, 2005 (“August 25, 2005 Form 8-K”)
3.2	By-Laws of the Corporation, as amended and restated effective as of December 14, 2005	Incorporated herein by reference to Exhibit 3.5 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (“3rd Quarter 2005 Form 10-Q”)
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

4.14

Indenture, dated as of December 20, 2006 between PNC Funding Corp, the Corporation as guarantor, and The Bank of New York as trustee for $1,000,000,000 Floating Rate Exchangeable Senior Notes due December 20, 2036

Filed herewith
10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (“2nd Quarter 2004 Form 10-Q”)*
10.2	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.3	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.4	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.5	The Corporation’s 2006 Incentive Award Plan	Incorporated herein by reference to Exhibit 10.39 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*
10.6	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.7	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.8	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.9	AJCA transition guidance amendments to the Corporation’s Supplemental Incentive Savings Plan and the Corporation and Affiliates Deferred Compensation Plan	Incorporated by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)*
10.10	1992 Director Share Incentive Plan	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999*
10.11	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.12 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (“1st Quarter 2004 Form 10-Q”)*
10.12	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q*
10.13	Amended and Restated Trust Agreement between PNC Investment Corp., as Settler, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s 3rd Quarter 2005 Form 10-Q*
10.14	Trust Agreement between PNC Investment Corp., as Settler, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*
10.15	The Corporation’s Employee Stock Purchase Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s 2nd Quarter 2004 Form 10-Q
10.16	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*
10.17	2005 Forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”)*
10.18	2006 Forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated by reference to Exhibit 10.17 of the 2005 Form 10-K*
10.19	Forms of employee stock option and restricted stock agreements under 2006 Incentive Award Plan	Incorporated by reference to Exhibit 10.39 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*

10.20	2006 Forms of employee incentive performance unit and senior officer change in control severance agreements	Filed herewith*
10.21	2007 Forms of employee stock option and restricted stock agreements	Filed herewith*
10.22	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*
10.23	2005 Form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*
10.24	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.36 of the 3rd Quarter 2005 Form 10-Q*
10.25	Form of senior officer change in control severance agreement	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996*
10.26	Forms of first amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000*
10.27	Forms of second amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*
10.28	Forms of third amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 1st Quarter 2004 Form 10-Q*
10.29	Form of other officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.31 of the 3rd Quarter 2004 Form 10-Q*
10.30	BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated by reference to BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2002 (“BlackRock 3rd Quarter 2002 Form 10-Q”)
10.31	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated by reference to BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended March 31, 2004
10.32	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the BlackRock 2004 Form 10-K
10.33	Share Surrender Agreement, dated October 10, 2002, among BlackRock, Inc., PNC Asset Management, Inc., and the Corporation	Incorporated by reference to the BlackRock 3rd Quarter 2002 Form 10-Q
10.34	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among BlackRock, Inc., PNC Bancorp, Inc. and the Corporation	Incorporated by reference to BlackRock, Inc.’s Current Report on Form 8-K (Commission File No. 001-15305) filed February 22, 2006 (“BlackRock February 22, 2006 Form 8-K”)
10.35	Initial Public Offering Agreement, dated September 30, 1999, among BlackRock, Inc., The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

Incorporated by reference to BlackRock, Inc.’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the SEC on May 13, 1999 (“1999 BlackRock Form S-1 as amended”)

10.36	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among the Corporation, PNC Asset Management, Inc. and BlackRock, Inc.	Incorporated by reference to the BlackRock 3rd Quarter 2002 Form 10-Q

10.37	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among BlackRock, Inc., PNC Asset Management, Inc. and certain employees of BlackRock, Inc. and its affiliates	Incorporated by reference to the 1999 BlackRock Form S-1 as amended
10.38

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among BlackRock, Inc., PNC Asset Management, Inc. and certain employees of BlackRock, Inc. and its affiliates

Incorporated by reference to the BlackRock 3rd Quarter 2002 Form 10-Q
10.39	Implementation and Stockholder Agreement, dated as of February 15, 2006, among BlackRock, Inc., New Boise, Inc. and the Corporation	Incorporated by reference to the BlackRock February 22, 2006 Form 8-K
10.40

PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q
10.41	Amended and Restated Agreement and Plan of Merger, dated as of February 10, 2005, between the Corporation and Riggs National Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated February 10, 2005
10.42	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Inc., New Boise, Inc. and Boise Merger Sub, Inc.	Incorporated by reference to the BlackRock February 22, 2006 Form 8-K
10.43	Agreement and Plan of Merger dated as of October 8, 2006 by and between Mercantile Bankshares Corporation and the Corporation	Incorporated by reference to Exhibit 2.1 of the Corporation’s October 8, 2006 Form 8-K
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith
21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Filed herewith
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
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

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC, at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The Exhibits are also available as part of this Form 10-K on or through PNC’s corporate website at www.pnc.com under “About PNC – Investor Relations – Financial Information – SEC filings – Form 10-K.” Shareholders and bondholders may also obtain copies without charge by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com.

E-4