Form 10-Q
period 2007-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2007-05-09
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

{x}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

As of April 30, 2007, there were 344,919,068 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to First Quarter 2007 Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended March 31
Unaudited	2007	2006
FINANCIAL PERFORMANCE (a)
Revenue
Net interest income, taxable-equivalent basis (b)	$629	$563
Noninterest income	991	1,185
Total revenue	$1,620	$1,748
Noninterest expense	$944	$1,162
Net income	$459	$354
Per common share
Diluted earnings	$1.46	$1.19
Cash dividends declared (c)	$.55	$.50
SELECTED RATIOS
Net interest margin	2.95%	2.95%
Noninterest income to total revenue (d)	61	68
Efficiency (e)	58	67
Return on
Average common shareholders’ equity	15.59%	16.67%
Average assets	1.73	1.56

See page 34 for a glossary of certain terms used in this Report.

(a)	The Executive Summary and Consolidated Income Statement Review—Noninterest Income-Summary portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement.

The following is a reconciliation of net interest income as reported in the Consolidated Income Statement to net interest income on a taxable-equivalent basis (in millions):

	Three months ended March 31
	2007	2006
Net interest income, GAAP basis	$623	$556
Taxable-equivalent adjustment	6	7
Net interest income, taxable-equivalent basis	$629	$563

(c)	On April 5, 2007, our Board of Directors approved a quarterly cash dividend payable on April 24, 2007 of $.63 per common share, an increase of 15% from the previous dividend paid in the first quarter of 2007.
(d)	Calculated as noninterest income divided by the sum of net interest income (GAAP basis) and noninterest income. Noninterest income for the first quarter 2006 included the impact of BlackRock on a consolidated basis, primarily consisting of asset management fees. First quarter 2007 noninterest income reflected income from our equity investment in BlackRock included in the “Asset management” line item.
(e)	Calculated as noninterest expense divided by the sum of net interest income (GAAP basis) and noninterest income.

Unaudited	March 31 2007	December 31 2006	March 31 2006
BALANCE SHEET DATA (dollars in millions, except per share data) (a)
Assets	$122,563	$101,820	$93,257
Loans, net of unearned income	62,925	50,105	49,521
Allowance for loan and lease losses	690	560	597
Securities	26,475	23,191	21,529
Loans held for sale	2,382	2,366	2,266
Goodwill and other intangibles	8,668	4,043	4,482
Equity investments (b)	5,408	5,330	1,387
Deposits	77,367	66,301	60,899
Borrowed funds	20,456	15,028	16,440
Shareholders’ equity	14,739	10,788	8,781
Common shareholders’ equity	14,732	10,781	8,774
Book value per common share	42.63	36.80	29.70
Common shares outstanding (millions)	346	293	295
Loans to deposits	81%	76%	81%
ASSETS ADMINISTERED (billions)
Managed (c)	$76	$54	$504
Nondiscretionary	111	86	87
FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$822	$837	$750
Custody assets	435	427	383
CAPITAL RATIOS
Tier 1 risk-based (d)	8.6%	10.4%	8.8%
Total risk-based (d)	12.2	13.5	12.5
Leverage (d)	8.7	9.3	7.6
Tangible common equity	5.8	7.4	5.2
Common shareholders’ equity to assets	12.0	10.6	9.4
ASSET QUALITY RATIOS
Nonperforming loans to total loans	.28%	.29%	.37%
Nonperforming assets to total loans and foreclosed assets	.32	.34	.42
Nonperforming assets to total assets	.17	.17	.22
Net charge-offs to average loans (for the three months ended)	.27	.36	.15
Allowance for loan and lease losses to loans	1.10	1.12	1.21
Allowance for loan and lease losses to nonperforming loans	388	381	328
(a)	Amounts at March 31, 2007 reflect the impact of our March 2, 2007 acquisition of Mercantile Bankshares Corporation (“Mercantile”).
(b)	Amounts at March 31, 2007 and December 31, 2006 include our equity investment in BlackRock, Inc. (“BlackRock”).
(c)	Amounts at March 31, 2007 and December 31, 2006 do not include BlackRock’s assets under management as we deconsolidated BlackRock effective September 29, 2006.
(d)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 3.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2006 Annual Report on Form 10-K (“2006 Form 10-K”). We have reclassified certain prior period amounts to conform with the current period presentation. For information regarding certain business and regulatory risks, see the Risk Management section in this Financial Review and Items 1A and 7 of our 2006 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from those anticipated in the forward-looking statements included in this Report or from historical performance. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (“GAAP”) basis.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States based on assets, with businesses engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania; New Jersey; Washington, DC; Maryland; Virginia; Ohio; Kentucky and Delaware. We also provide certain global fund processing services internationally.

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on driving positive operating leverage by achieving growth in revenue from our diverse business mix that exceeds growth in expenses as a result of disciplined cost management. In each of our business segments, the primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by providing convenient banking options, leading technological systems and a broad range of fee-based products and services. We also intend to grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

In recent years, we have maintained a moderate risk profile characterized by strong credit quality and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. Our actions have created a balance sheet reflecting a strong capital position and investment flexibility to adjust, where appropriate, to changing interest rates and market conditions. We continue to invest capital in our businesses while returning a portion to shareholders through dividends and share repurchases.

MERCANTILE BANKSHARES ACQUISITION

We acquired Mercantile effective March 2, 2007 for approximately 53 million shares of PNC common stock and

$2.1 billion in cash. Total consideration paid was approximately $5.9 billion in stock and cash.

Mercantile has added banking and investment and wealth management services through 235 branches in Maryland, Virginia, the District of Columbia, Delaware and Southeastern Pennsylvania. This transaction has significantly expanded our presence in the mid-Atlantic region, particularly within the attractive Baltimore and Washington, DC markets.

The integration of Mercantile is on track and we are optimistic about the opportunities within our new region and customer base. We refer you to our Form 8-K filed March 8, 2007 for additional information on this transaction.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,
•	Loan demand and utilization of credit commitments,
•	Movement of customer deposits from lower to higher rate accounts or to investment alternatives,
•	The level of interest rates, and the shape of the interest rate yield curve,
•	The performance of the capital markets, and
•	Customer demand for other products and services.

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success in the remainder of 2007 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	The successful integration of Mercantile,
•	Revenue growth,
•	A sustained focus on expense management and creating positive operating leverage,
•	Maintaining strong overall asset quality, and
•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

	Three months ended
In millions, except per share data	Mar. 31, 2007	Mar. 31, 2006
Net income	$459	$354
Diluted earnings per share	$1.46	$1.19
Return on
Average common shareholders’ equity	15.59%	16.67%
Average assets	1.73%	1.56%

Earnings for the first quarter of 2007 included the after-tax impact of the following items:

•	A gain of $53 million, or $.17 per diluted share, recognized in connection with the transfer of BlackRock shares to satisfy a portion of our 2002 BlackRock LTIP shares obligation,
•	A loss of $20 million, or $.06 per diluted share, from the net mark-to-market adjustment on our remaining BlackRock long-term incentive plan (“LTIP”) shares obligation, and
•	Acquisition integration costs related to the Mercantile acquisition and the 2006 BlackRock/MLIM transaction totaling $8 million, or $.03 per diluted share.

Our first quarter 2007 results included the following accomplishments consistent with our strategy:

•	We closed on the acquisition of Mercantile, increasing total assets to a record $123 billion.
•

Our business segments each grew earnings over the prior year first quarter. The rates of growth were 6% for Retail Banking, 29% for Corporate & Institutional Banking, 6% for BlackRock and 15% for PFPC.

•	We created positive operating leverage compared with the first quarter of 2006.
•

First quarter 2007 net interest income grew 12% compared with the first quarter of 2006. The net interest margin improved to 2.95% from 2.88% for the fourth quarter of 2006 and was unchanged from the first quarter of 2006.

•	Average loans increased $5.0 billion, or 10%, compared with the first quarter of 2006, largely due to the partial first quarter 2007 impact of Mercantile as well as growth in commercial loans.
•

Average deposits for the first quarter of 2007 increased $8.7 billion, or 14%, compared with the first quarter of 2006 due to growth in interest- and noninterest-bearing deposits and to the partial quarter impact of Mercantile.

•	Asset quality remained very strong. Nonperforming assets to total assets were .17% at March 31, 2007 compared with .22% at March 31, 2006.

BLACKROCK/MLIM TRANSACTION

As further described in our 2006 Form 10-K, on September 29, 2006 Merrill Lynch contributed its investment management business (“MLIM”) to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock.

For the three months ended March 31, 2006, our Consolidated Income Statement included our former 69% ownership interest in BlackRock. However, our Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006 reflected the September 29, 2006 deconsolidation of BlackRock’s balance sheet amounts and recognized our approximate 34% ownership interest in BlackRock as an investment accounted for under the equity method. This accounting has resulted in a reduction in certain revenue and noninterest expense categories on our Consolidated Income Statement as our share of BlackRock’s net income is now reported within asset management noninterest income. In addition, beginning with fourth quarter 2006, we recognize gain or loss each quarter-end on our then-remaining liability to provide shares of BlackRock common stock to help fund BlackRock LTIP programs as that liability is marked to market based on changes in BlackRock’s common stock price. As in the first quarter of 2007, we will also recognize gains or losses on the future transfer of shares for payouts under such LTIP programs.

BALANCE SHEET HIGHLIGHTS

Total assets were $122.6 billion at March 31, 2007 compared with $101.8 billion at December 31, 2006. The increase compared with December 31, 2006 was primarily due to the addition of approximately $21 billion of assets related to Mercantile.

Total average assets were $107.4 billion for the first quarter of 2007 compared with $92.1 billion for the first quarter of 2006. This increase was primarily attributable to an $8.8 billion increase in average interest-earning assets and a $6.5 billion increase in average other noninterest-earning assets. An increase of $5.0 billion in loans, a $2.5 billion increase in securities, and a $1.6 billion increase in federal funds sold and resale agreements were the primary factors for the increase in average interest-earning assets.

The increase in average other noninterest-earning assets for the first quarter of 2007 reflected our equity investment in BlackRock, which averaged $3.8 billion for the first quarter of 2007 and which had been consolidated for the first quarter of 2006, and an increase in average goodwill of $1.4 billion related to the Mercantile acquisition.

Average total loans were $54.1 billion for the first quarter of 2007 and $49.1 billion in the first quarter of 2006. The increase in average total loans included the partial effect of the Mercantile acquisition during the quarter, and higher commercial loans. The increase in average total loans included growth in commercial real estate loans of approximately $2.5 billion and growth in commercial loans of approximately $1.9 billion. Loans represented 63% of average interest-earning assets for the first quarter of 2007 and 64% for the first quarter 2006.

Average securities totaled $23.4 billion for the first three months of 2007 and $20.9 billion for the first three months of 2006. The partial quarter impact of Mercantile contributed to the increase in average securities for 2007. By primary classification, the increase in average securities reflected a $5.4 billion increase in mortgage-backed and asset-backed securities, which was partially offset by a $3.1 billion decline in US Treasury and government agencies securities. Securities comprised 27% of average interest-earning assets for both the first quarter 2007 and the first quarter 2006.

Average total deposits were $69.7 billion for the first quarter of 2007, an increase of $8.7 billion over the first quarter of 2006. Average deposits grew from the prior year quarter primarily as a result of an increase in money market, noninterest-bearing demand deposits, retail certificates of deposit and the partial quarter impact of the Mercantile acquisition.

Average total deposits represented 65% of average total assets for the first quarter of 2007 and 66% for the first quarter of 2006. Average transaction deposits were $47.0 billion for the first quarter of 2007 compared with $40.8 billion for the first quarter of 2006.

Average borrowed funds were $16.8 billion for the first quarter of 2007 and $15.8 billion for the first quarter of 2006.

Shareholders’ equity totaled $14.7 billion at March 31, 2007, compared with $10.8 billion at December 31, 2006. The increase resulted primarily from the Mercantile acquisition completed in March 2007. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings increased 13%, to $416 million, for the first quarter of 2007 compared with the first quarter of 2006. We refer you to page 15 of this Report for a Results of Businesses – Summary table. Highlights of results for the first quarter 2007 in comparison to the prior year period follow. Further analysis of business segment results for the first quarter 2007 is provided on pages 16 through 23.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 14 Segment Reporting in the Notes To Consolidated Financial Statements in this Report.

Retail Banking

Retail Banking earned $201 million for the first quarter of 2007 compared with $190 million for the same period in 2006. The 6% increase over the first quarter of 2006 was driven by the Mercantile acquisition, strong market related fees, and continued customer and balance sheet growth, partially offset by an increase in the provision for credit losses.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $132 million in the first quarter of 2007 compared with $102 million in the first quarter of 2006. The 29% increase compared with the first quarter of 2006 was largely the result of a lower provision for credit losses, due to improving asset quality, and positive operating leverage.

BlackRock

Our BlackRock business segment earned $52 million for the first quarter of 2007 and $49 million for the first quarter of 2006. The higher earnings reflected our approximate 34% ownership interest in a larger BlackRock entity for the first quarter of 2007 compared with the first quarter of 2006.

PFPC

PFPC earned $31 million for the first quarter of 2007 compared with $27 million in the year-earlier period. The 15% earnings increase from the first quarter of 2006 reflected new business, organic growth and market appreciation, partly offset by client deconversions. Certain tax benefits also contributed to the increase in earnings compared with the first three months of 2006.

Other

“Other” earnings for the first three months of 2007 totaled $43 million, while “Other” for the first three months of 2006 was a net loss of $14 million. The increase in “Other” in the comparison was primarily due to the impact of the $33 million after-tax net gain recognized during the first quarter of 2007 related to BlackRock LTIP activity, higher equity management gains in 2007 and a portion of the earnings contribution from Mercantile asset and liability management activities.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended
Dollars in millions	Mar. 31, 2007	Mar. 31, 2006
Taxable-equivalent net interest income	$629	$563
Net interest margin	2.95%	2.95%

We provide a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis in the Consolidated Financial Highlights section on page 1 of this Report.

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See Statistical Information-Average Consolidated Balance Sheet And Net Interest Analysis included on pages 65 and 66 of this Report for additional information.

The 12% increase in taxable-equivalent net interest income for the first quarter of 2007 compared with the first quarter of 2006 was consistent with the $8.8 billion, or 12%, increase in average interest-earning assets over these periods. The reasons driving the higher interest-earning assets in this comparison are further discussed in the Balance Sheet Highlights portion of the Executive Summary section of this Report.

The net interest margin was 2.95% for both the first quarters of 2007 and 2006. The following factors offset each other in the comparison:

•	The yield on interest-earning assets increased 59 basis points. Loans, the single largest component, increased 54 basis points.
•	The impact of noninterest-bearing sources of funding increased 9 basis points for the first quarter of 2007 due to higher rates.
•

These factors were offset by an increase in the rate paid on interest-bearing liabilities of 68 basis points. The rate paid on interest-bearing deposits, the single large component, increased 71 basis points.

During the first quarter of 2007, the average federal funds rate was 5.26% compared with 4.46% for the first quarter of 2006.

We believe that net interest margins for our industry will continue to be challenged if the yield curve remains flat or inverted, as competition for loans and deposits remains intense, as customers continue to migrate from lower rate to higher rate deposits or other products, and as the benefit of adding or repricing investment securities is diminished. However, we expect that taxable-equivalent net interest income for full year 2007 will grow in the mid-20% range compared with full year 2006 and the net interest margin will improve. These expected increases are primarily due to the Mercantile acquisition as well as projected earning asset growth, funding composition and pricing, and interest rate changes.

PROVISION FOR CREDIT LOSSES

The provision for credit losses decreased $14 million, to $8 million, in the first quarter of 2007 compared with the first quarter of 2006. The decrease in the quarterly comparison was primarily the result of improving overall asset quality.

We do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong by historical standards for the near term. We anticipate that the provision will be higher for the second quarter of 2007 compared with the first quarter of 2007. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding factors that impact the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income was $991 million for the first quarter of 2007 compared with $1.185 billion for the first quarter of 2006. In 2007, we refined our accounting and reporting of PFPC’s distribution fee revenue and related expense amounts. Due to this change, amounts for these items for the first quarter of 2007 are lower than as reported in conjunction with our first quarter 2007 earnings release. These amounts, which offset each other entirely and which have no impact on earnings, were previously shown on a gross basis within the fund servicing fee component of noninterest income and within other noninterest expense. This change was made on a prospective basis, effective January 1, 2007.

Total noninterest income for the first quarter of 2007 and first quarter 2006 included the following items:

•

First quarter 2007 included a net gain related to our equity investment in BlackRock of $52 million, representing an $82 million gain recognized in connection with our transfer of BlackRock shares to satisfy a portion of our 2002 LTIP shares obligation, partially offset by a net mark-to-market adjustment totaling $30 million on our remaining BlackRock LTIP shares obligation, and

•

First quarter of 2006 noninterest income included the impact of BlackRock on a consolidated basis in the amount of $406 million. Had BlackRock been on the equity method for the first quarter of 2006, BlackRock’s reported noninterest income would have been $52 million for that quarter, or lower by $354 million.

Apart from the impact of these items, noninterest income increased $108 million, or 13%, compared with the first quarter of 2006 largely as a result of organic growth and the acquisition of Mercantile.

Additional Analysis

Asset management fees totaled $165 million in the first quarter of 2007, a decrease of $296 million compared with the first quarter of 2006. Our equity income from BlackRock was included in asset management fees for the first quarter of 2007, while asset management fees in the prior year quarter reflected the impact of BlackRock’s revenue on a consolidated basis.

Assets managed at March 31, 2007 totaled $76 billion compared with $504 billion at March 31, 2006. BlackRock’s assets under management, which were no longer included in assets managed by us at March 31, 2007 due to our deconsolidation of BlackRock effective September 29, 2006, were included in the March 31, 2006 totals. We refer you to the Retail Banking section of the Business Segments Review section of this Report for further discussion of our assets under management.

Fund servicing fees of $203 million for the first quarter of 2007 represented an $18 million decrease from the prior year period. Included in these amounts were out-of-pocket revenue amounts at PFPC totaling $14 million for the first three months of 2007 and distribution/out-of-pocket revenue amounts of $37 million for the first three months of 2006. These revenue amounts are passed through to PFPC’s customers, and therefore their impact was offset by expenses in the same amounts each year.

PFPC provided fund accounting/administration services for $822 billion of net fund investment assets and provided custody services for $435 billion of fund investment assets at March 31, 2007, compared with $750 billion and $383 billion, respectively, at March 31, 2006. These increases were the result of new business attained, organic growth from current customers and market appreciation.

Service charges on deposits grew $4 million, to $77 million, in the first three months of 2007 compared with the first three months of 2006. This increase can be attributed primarily to the partial quarter impact of Mercantile and to customer growth.

Brokerage fees totaled $66 million in the first quarter of 2007 and $59 million in the first quarter of 2006. The increase was primarily due to higher annuity income and mutual fund related revenues, including a favorable impact from products related to the fee-based fund advisory business.

Consumer services fees grew $2 million, to $91 million, for the first three months of 2007 compared with the first three months of 2006. This increase reflected the partial quarter impact of Mercantile, higher debit card revenues resulting from higher transaction volumes, and revenue from the credit card business that began in the latter part of 2006. These factors were partially offset by lower ATM surcharge revenue in the 2007 period compared with the prior year period as a result of changing customer behavior and a strategic decision to reduce the out-of-footprint ATM network.

Corporate services revenue totaling $159 million in the first quarter of 2007 represented a $24 million increase over the first quarter of 2006. Higher revenue from various sources, including treasury management and mergers and acquisitions advisory and related services, contributed to this increase.

Equity management (private equity) net gains on portfolio investments totaled $32 million for the first three months of 2007 compared with $7 million for the first three months of 2006. Based on the nature of private equity activities, net gains or losses may be volatile from period to period.

Noninterest revenue from trading activities, more than one-half of which is customer-related, was $52 million for the first quarter of 2007 compared with $57 million for the first quarter of 2006. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Financial Review.

Other noninterest income of $97 million for the first three months of 2007 represented a $10 million increase compared with the first three months of 2006. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

Due to the BlackRock/MLIM transaction, which resulted in a $2.1 billion pretax gain in 2006, we expect that total noninterest income will decline significantly for full year 2007 compared with full year 2006. Changes in noninterest income compared with the prior year also will be impacted by the deconsolidation of BlackRock and balance sheet repositioning actions in 2006, and our BlackRock LTIP obligation. Our remaining noninterest income sources are expected to increase, in aggregate, by a low teens percentage for full year 2007 compared with 2006 as a result of organic growth and the Mercantile acquisition.

PRODUCT REVENUE

In addition to credit products to commercial customers, Corporate & Institutional Banking offers treasury management and capital markets-related products and services, commercial loan servicing and equipment leasing products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, increased 9% to $110 million for the first quarter of 2007 from $101 million for the first quarter of 2006. The higher revenue reflected continued expansion and client utilization of commercial payment card services, strong revenue growth in various electronic payment and information services, and a steady increase in business-to-business processing volumes.

Revenue from capital markets-related products and services was $67 million for the first three months of 2007 compared with $64 million in the first three months of 2006, primarily driven by increased revenues from mergers and acquisitions advisory and related services.

Midland Loan Services offers servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes servicing fees and net interest income from servicing portfolio deposit balances, totaled $54 million for first quarter of 2007 and $42 million for first quarter of 2006. The 29% revenue growth was primarily driven by growth in the commercial mortgage servicing portfolio and related services.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,
•	Life,
•	Credit life,
•	Health,
•	Disability, and
•	Commercial lines coverage.

Client segments served by these insurance products include those in Retail Banking and Corporate & Institutional Banking. Insurance products are sold by licensed PNC insurance agents and through licensed third-party arrangements. Revenue from these products was $18 million in the first quarter of 2007 and $17 million in the first quarter of 2006.

PNC, through subsidiary companies Alpine Indemnity Limited and PNC Insurance Corp., participates as a direct writer for its general liability, automobile liability, workers’ compensation, property and terrorism insurance programs.

In the normal course of business, Alpine Indemnity Limited and PNC Insurance Corp. maintain insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments. We believe these reserves were adequate at March 31, 2007.

NONINTEREST EXPENSE

Total noninterest expense was $944 million for the first quarter of 2007 and $1.162 billion for the first quarter of 2006.

As noted above under Noninterest Income, in 2007 we refined our accounting and reporting of PFPC’s distribution fee revenue and related expense amounts. This change was made on a prospective basis, effective January 1, 2007.

Noninterest expense for the first quarter 2007 and first quarter 2006 included the following:

•	Integration costs of $11 million in the first quarter of 2007 related to our acquisition of Mercantile; and
•

First quarter 2006 noninterest expense included $291 million of expenses related to BlackRock, which was still consolidated during that time. In addition, noninterest expense for the first quarter 2006 included $6 million of BlackRock/MLIM transaction integration costs.

Apart from the impact of these items, noninterest expense increased $68 million, or 8%, compared with the first quarter of 2006 largely as a result of increased compensation expenses, investments in growth initiatives and the acquisition of Mercantile.

We expect total noninterest expense to decline for full year 2007 compared with full year 2006 due to the impact of the deconsolidation of BlackRock. Apart from this impact, we expect noninterest expense to grow by a low teens percentage for full year 2007 compared with 2006 primarily as a result of the Mercantile acquisition. In addition, we expect to continue to incur pretax integration costs related to Mercantile that are currently estimated to be $40 million for the remainder of 2007.

PERIOD-END EMPLOYEES

	March 31, 2007	December 31, 2006	March 31, 2006
Full-time	24,635	21,455	23,642
Part-time	3,060	2,328	2,003

Total	27,695	23,783	25,645

Of the numbers at March 31, 2007, approximately 3,000 full-time and approximately 700 part-time employees were added as a result of our acquisition of Mercantile. BlackRock employees were included in these numbers at March 31, 2006.

EFFECTIVE TAX RATE

Our effective tax rate for the first three months of 2007 was 30.7% compared with 32.5% for the first three months of 2006. The lower effective rate for first quarter of 2007 reflected the deconsolidation of BlackRock effective September 29, 2006 and certain tax adjustments. We expect our effective tax rate to increase to approximately 32% for the remainder of 2007 resulting from the Mercantile acquisition.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	March 31 2007	December 31 2006
Assets
Loans, net of unearned income	$62,925	$50,105
Securities available for sale	26,475	23,191
Loans held for sale	2,382	2,366
Equity investments	5,408	5,330
Goodwill and other intangible assets	8,668	4,043
Other	16,705	16,785

Total assets	$122,563	$101,820
Liabilities
Funding sources	$97,823	$81,329
Other	8,634	8,818

Total liabilities	106,457	90,147
Minority and noncontrolling interests in consolidated entities	1,367	885
Total shareholders’ equity	14,739	10,788

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$122,563	$101,820

Our Consolidated Balance Sheet is presented in Part I, Item 1 on page 38 of this Report.

Our Consolidated Balance Sheet at March 31, 2007 reflects the addition of approximately $21 billion of assets resulting from our Mercantile acquisition.

Various seasonal and other factors impact our period-end balances whereas average balances (discussed under the Balance Sheet Highlights section of this Financial Review above and included in the Statistical Information section of this Report on pages 63 and 64) are more indicative of underlying business trends.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $12.8 billion, to $62.9 billion, at March 31, 2007 compared with the balance at December 31, 2006. Our acquisition of Mercantile added $12.4 billion of loans including $5.8 billion of commercial real estate, $2.7 billion of commercial, $2.3 billion of residential mortgage and $1.6 billion of consumer loans.

Details Of Loans

In millions	March 31 2007	December 31 2006
Commercial
Retail/wholesale	$5,916	$5,301
Manufacturing	4,416	4,189
Other service providers	2,791	2,186
Real estate related	3,555	2,825
Financial services	1,499	1,324
Health care	949	707
Other	4,396	4,052
Total commercial	$23,522	$20,584
Commercial real estate
Real estate projects	8,769	2,716
Mortgage	602	816
Total commercial real estate	9,371	3,532
Equipment lease financing	3,527	3,556
Total commercial lending	36,420	27,672
Consumer
Home equity	14,263	13,749
Automobile	1,956	1,135
Other	1,769	1,631
Total consumer	17,988	16,515
Residential mortgage	9,158	6,337
Other	364	376
Unearned income	(1,005)	(795)
Total, net of unearned income	$62,925	$50,105

Our total loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Commercial lending outstandings in the table above are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $477 million, or 69%, of the total allowance for loan and lease losses at March 31, 2007 to these loans. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

In millions	March 31 2007	December 31 2006
Commercial	$33,613	$31,009
Consumer	11,525	10,495
Commercial real estate	3,855	2,752
Other	270	579
Total	$49,263	$44,835

Unfunded commitments are concentrated in our primary geographic markets. Net unfunded commitments at March 31, 2007 include $5.0 billion related to our acquisition of Mercantile. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $8.5 billion at March 31, 2007 and $8.3 billion at December 31, 2006.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $6.0 billion at March 31, 2007 and $6.0 billion at December 31, 2006 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

In addition to credit commitments, our net outstanding standby letters of credit totaled $4.8 billion at March 31, 2007 and $4.4 billion at December 31, 2006. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Leases and Related Tax and Accounting Matters

The equipment lease portfolio totaled $3.5 billion at March 31, 2007. Aggregate residual value at risk on the lease portfolio at March 31, 2007 was $1.1 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. The portfolio included approximately $1.7 billion of cross-border leases at March 31, 2007. Cross-border leases are leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We have not entered into cross-border lease transactions since 2003.

Upon completing an examination of our 1998-2000 and 2001-2003 consolidated federal income tax returns, the IRS provided us with examination reports which propose increases in our tax liability, principally arising from adjustments to the timing of tax deductions from our cross-border lease transactions.

While the situation with respect to these proposed adjustments remains unresolved, we believe our reserves for these exposures were appropriate at March 31, 2007.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 became effective January 1, 2007 and will require a recalculation of the timing of income recognition for actual or projected changes in the timing of tax benefits for leveraged leases. Any cumulative adjustment must be recognized through retained earnings upon adoption of FSP 13-2. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in Item 8 of our 2006 Form 10-K for additional information. Effective January 1, 2007, we recalculated our leases and recorded a cumulative adjustment to beginning retained earnings of $149 million, after-tax, as required by FSP 13-2. This adjustment was based on our best estimate as to the timing and amount of ultimate settlement of this exposure. Any immediate or future reductions in earnings from our adoption of FSP 13-2 would be recovered in subsequent years.

The adjustment includes amounts related to three lease-to-service contract transactions that we were party to that were structured as partnerships for tax purposes. The partnership tax returns, depending on the particular partnership, have either been examined or are under examination by the IRS. We do not believe that our exposure from these transactions is material to our consolidated results of operations or financial position.

Additional information on cross-border lease transactions is included under “Leases and Related Tax and Accounting Matters” in the Consolidated Balance Sheet Review section of Item 7 of our 2006 Form 10-K.

SECURITIES

Details Of Securities (a)

In millions	Amortized Cost	Fair Value
March 31, 2007
SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$19,594	$19,546
Commercial mortgage-backed	3,884	3,882
Asset-backed	2,049	2,043
US Treasury and government agencies	414	411
State and municipal	206	205
Other debt	36	36
Corporate stocks and other	352	352
Total securities available for sale	$26,535	$26,475
December 31, 2006
SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$17,325	$17,208
Commercial mortgage-backed	3,231	3,219
Asset-backed	1,615	1,609
US Treasury and government agencies	611	608
State and municipal	140	139
Other debt	90	87
Corporate stocks and other	321	321
Total securities available for sale	$23,333	$23,191
(a)	Securities held to maturity at March 31, 2007 and December 31, 2006 were less than $.5 million.

Securities represented 22% of total assets at March 31, 2007 and 23% of total assets at December 31, 2006. Our acquisition of Mercantile added approximately $3 billion of securities, of which approximately $1 billion we classified as trading and sold and the remainder of which we classified as securities available for sale.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At March 31, 2007, securities available for sale included a net unrealized loss of $60 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $142 million. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.

The fair value of securities available for sale generally decreases when market interest rates increase and vice versa. Consequently, increases in interest rates after March 31, 2007, could adversely impact the fair value of securities available for sale compared with March 31, 2007.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 3 years and 8 months at March 31, 2007 and December 31, 2006.

We estimate that at March 31, 2007 the effective duration of securities available for sale is 2.6 years for an immediate 50 basis points parallel increase in interest rates and 2.2 years for an immediate 50 basis points parallel decrease in interest rates. These estimates are unchanged from those at December 31, 2006.

LOANS HELD FOR SALE

Education loans held for sale totaled $1.5 billion at March 31, 2007 and $1.3 billion at December 31, 2006 and represented the majority of our loans held for sale at each date. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans are reflected in the other noninterest income line item in our Consolidated Income Statement and in the results for the Retail Banking business segment.

FUNDING AND CAPITAL SOURCES

Details of Funding Sources

In millions	March 31 2007	December 31 2006
Deposits
Money market	$31,040	$28,580
Demand	21,121	16,833
Retail certificates of deposit	17,714	14,725
Savings	3,010	1,864
Other time	2,902	1,326
Time deposits in foreign offices	1,580	2,973
Total deposits	77,367	66,301
Borrowed funds
Federal funds purchased	5,638	2,711
Repurchase agreements	2,586	2,051
Bank notes and senior debt	4,551	3,633
Subordinated debt	4,628	3,962
Other	3,053	2,671
Total borrowed funds	20,456	15,028
Total	$97,823	$81,329

Total funding sources increased $16.5 billion at March 31, 2007 compared with the balance at December 31, 2006, as total deposits increased $11.1 billion and total borrowed funds increased $5.4 billion. Our acquisition of Mercantile added $12.5 billion of deposits and $2.1 billion of borrowed funds.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, maintaining dividend policies and retaining earnings.

Total shareholders’ equity increased $4.0 billion, to $14.7 billion, at March 31, 2007 compared with December 31, 2006.

This increase reflected a $2.9 billion reduction in treasury stock and a $.9 billion increase in capital surplus, largely due to the Mercantile acquisition.

Common shares outstanding at March 31, 2007 were 346 million compared with 293 million at December 31, 2006. The increase in shares outstanding during the first quarter of 2007 reflected the issuance of approximately 53 million shares in connection with the Mercantile acquisition.

We purchased 1.4 million common shares under our common stock repurchase program during the first three months of 2007. Our current program, which permits us to purchase up to 20 million shares on the open market or in privately negotiated transactions, will remain in effect until fully utilized or until modified, superseded or terminated. As of March 31, 2007, remaining availability for purchases under this program was 13.1 million shares. The extent and timing of additional share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory limitations resulting from merger activity, and the potential impact on our credit rating. We expect to continue to be active in share repurchases.

Risk-Based Capital

Dollars in millions	March 31 2007	December 31 2006
Capital components
Shareholders’ equity
Common	$14,732	$10,781
Preferred	7	7
Trust preferred capital securities	811	965
Minority interest	984	494
Goodwill and other intangibles	(8,170)	(3,566)
Eligible deferred income taxes on intangible assets	127	26
Pension, other postretirement benefit plan adjustments	142	148
Net unrealized securities losses, after-tax	38	91
Net unrealized (gains) losses on cash flow hedge derivatives, after-tax	(4)	13
Equity investments in nonfinancial companies	(37)	(30)
Other, net	(4)	(5)
Tier 1 risk-based capital	8,626	8,924
Subordinated debt	2,805	1,954
Eligible allowance for credit losses	811	681
Total risk-based capital	$12,242	$11,559
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$100,588	$85,539
Adjusted average total assets	99,377	95,590
Capital ratios
Tier 1 risk-based	8.6%	10.4%
Total risk-based	12.2	13.5
Leverage	8.7	9.3
Tangible capital
Shareholders equity	$14,732	$10,781
Goodwill and other intangibles	(8,170)	(3,566)
Eligible deferred taxes	127	26
Tangible capital	$6,689	$7,241
Total assets excluding goodwill and other intangible assets, net of eligible deferred income taxes	$114,520	$98,280
Tangible common equity	5.8%	7.4%

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At March 31, 2007, each of our banking subsidiaries was considered “well-capitalized” based on regulatory capital ratio requirements, as indicated in the Capital Ratios section of Consolidated Financial Highlights on page 2 of this Report. We believe our bank subsidiaries will continue to meet these requirements during the remainder of 2007.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” The following sections of this Report provide further information on these types of activities:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review, and
•	Note 15 Commitments And Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

The following provides a summary of variable interest entities (“VIEs”), including those in which we hold a significant variable interest but have not consolidated and those that we have consolidated into our financial statements as of March 31, 2007 and December 31, 2006. Additional information on our partnership interests in low income housing projects is included in our 2006 Form 10-K under this same heading in Part I, Item 7 and Note 3 Variable Interest Entities in the Notes To Consolidated Financial Statements included in Part II, Item 8 of that report.

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
March 31, 2007
Market Street	$3,820	$3,819	$6,149	(a)
Collateralized debt obligations	540	449	8
Partnership interests in low income housing projects	33	30	8
Total	$4,393	$4,298	$6,165
December 31, 2006
Market Street	$4,020	$4,020	$6,117	(a)
Collateralized debt obligations	815	570	22
Partnership interests in low income housing projects	33	30	8
Total	$4,868	$4,620	$6,147
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.5 billion at March 31, 2007. The comparable amounts at December 31, 2006 were $5.6 billion and $.6 billion, respectively.

Market Street

Market Street Funding LLC (“Market Street”), is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities are limited to the purchasing of assets or making of loans secured by interests primarily in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancement, liquidity facilities and program-level credit enhancement.

PNC Bank, National Association (“PNC Bank, N.A.”) provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. All of Market Street’s assets at March 31, 2007 and December 31, 2006 collateralize the commercial paper obligations. PNC views its credit exposure for the Market Street transactions as limited. Facilities requiring PNC to fund for defaulted assets totaled $890 million at March 31, 2007. For 84% of the liquidity facilities at March 31, 2007, PNC is not required to fund if the assets are in default. PNC may be liable for funding under liquidity facilities for events such as borrower bankruptcies, collateral deficiencies or covenant violations. Additionally, PNC’s obligations under the liquidity facilities are secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of the expected historical losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 23, 2012. See Note 15 Commitments And Guarantees included in Part I, Item 1 of this Report for additional information. Neither creditors nor equity investors in Market Street have any recourse to our general credit. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $2.9 million and $1 million, respectively, for the quarter ended March 31, 2007.

As more fully described in our 2006 Form 10-K, Market Street was restructured as a limited liability company in October 2005 and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party.

The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $6.0 million as of March 31, 2007. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

As a result of the Note issuance, we reevaluated the design of Market Street, its capital structure and relationships among the variable interest holders under the provisions of FASB Interpretation No. 46, (Revised 2003) “Consolidation of

Variable Interest Entities (“FIN 46R”). Based on this analysis, we determined that we were no longer the primary beneficiary as defined by FIN 46R and deconsolidated Market Street from our Consolidated Balance Sheet effective October 17, 2005. There have been no events or changes in the contractual terms of the Note since that date that would change this conclusion.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
March 31, 2007	$780	$780
December 31, 2006	$834	$834

Investment Company Accounting – Deferred Application

We also have subsidiaries that invest in and act as the investment manager for private equity funds organized as limited partnerships as part of our equity management activities. The funds invest in private equity investments to generate capital appreciation and profits. As permitted by FIN 46R, we have deferred applying the provisions of the interpretation for these entities pending further action by the FASB. These entities are not consolidated into our financial statements as of March 31, 2007 or December 31, 2006. Information on these entities follows:

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
March 31, 2007	$110	$110	$102
December 31, 2006	$102	$102	$104

PNC’s risk of loss in the table above includes both the value of our equity investments and any unfunded commitments to the respective entities. These equity investments are included in our private equity portfolio discussed under Market Risk Management – Equity and Other Investment Risk in this Financial Review.

Perpetual Trust Securities

We issue certain hybrid capital vehicles that qualify as capital for regulatory and rating agency purposes.

In December 2006, one of our indirect subsidiaries, PNC REIT Corp., sold $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust Securities”) of PNC Preferred Funding Trust I (“Trust I”), in a private placement. PNC REIT Corp. had previously acquired the Trust Securities from the trust in exchange for an equivalent amount of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities (the “LLC Preferred Securities”), of PNC Preferred Funding LLC (the “LLC”), held by PNC REIT Corp. The LLC’s initial material assets consist of indirect interests in mortgages and mortgage-related assets previously owned by PNC REIT Corp. Our 2006 Form 10-K includes additional information regarding the Perpetual Trust Securities, including descriptions of replacement capital and dividend restriction covenants.

In March 2007, PNC Preferred Funding LLC sold $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust II (“Trust II”), in a private placement. In connection with the private placement, Trust II acquired $500 million of LLC Preferred Securities.

PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I and Trust II’s investment in the LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I and Trust II. This minority interest totaled approximately $981 million at March 31, 2007.

Each Trust II Security is automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC (the “Series I Preferred Stock”) under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

Simultaneously with the closing of the Trust II Securities sale, we entered into a replacement capital covenant (the “Covenant”) for the benefit of holders of a specified series of our long-term indebtedness (the “Covered Debt”). As of March 31, 2007, Covered Debt consists of our $200 million Floating Rate Junior Subordinated Notes issued on June 9, 1998. We agreed in the Covenant that until March 29, 2017, neither we nor our subsidiaries would purchase or redeem the Trust Securities, the LLC Preferred Securities or the Series I Preferred Stock (collectively, the “Covenant Securities”) unless: (i) we have received the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board and (ii) during the 180-day period prior to the date of purchase, PNC, PNC Bank, N.A. or PNC Bank, N.A.’s subsidiaries, as applicable, have received proceeds from the sale of Qualifying Securities in the amounts specified in the Covenant (which amounts will vary based on the type of securities sold). “Qualifying Securities” means debt and equity securities having terms and provisions specified in the Covenant and that, generally described, are intended to contribute to our capital base in a manner that is similar to the contribution to our capital base made by the Covenant Securities. We filed a copy of the Covenant with the SEC as Exhibit 99.1 to PNC’s Form 8-K filed on March 30, 2007.

We have also entered into an Exchange Agreement with Trust II in which we have agreed that if full dividends are not paid in a dividend period on the Trust II Securities and the LLC Preferred Securities held by Trust II, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period, other than: (i) purchases, redemptions or other acquisitions of shares of capital stock of PNC in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) purchases of shares of common stock of PNC pursuant to a contractually binding requirement to buy stock existing prior to the commencement of the extension period, including under a contractually binding stock repurchase plan, (iii) any dividend in connection with the implementation of a shareholders’ rights plan, or the redemption or repurchase of any rights under any such plan, (iv) as a result of an exchange or conversion of any class or series of PNC’s capital stock for any other class or series of PNC’s capital stock, (v) the purchase of fractional interests in shares of PNC capital stock pursuant to the conversion or exchange provisions of such stock or the security being converted or exchanged or (vi) any stock dividends paid by PNC where the dividend stock is the same stock as that on which the dividend is being paid. We filed a copy of the Exchange Agreement with the SEC as Exhibit 4.16 to PNC’s Form 8-K filed on March 30, 2007.

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We have assigned to Retail Banking capital equal to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital assigned for PFPC reflects its legal entity shareholders’ equity.

BlackRock business segment results for the three months ended March 31, 2006 reflected our majority ownership in BlackRock during that period. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, which had the effect of reducing our ownership interest to approximately 34%, our investment in BlackRock has been accounted for under the equity method but continues to be a separate reportable business segment of PNC.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Other” category. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP distributions and obligations, Mercantile and BlackRock/MLIM acquisition integration costs, asset and liability management activities, net securities gains or losses, certain trading activities, equity management activities and minority interest in income of BlackRock for the first quarter of 2006, differences between business segment performance reporting and financial statement reporting (GAAP), intercompany eliminations, and most corporate overhead.

Employee data as reported by each business segment in the tables that follow reflects staff directly employed by the respective business and excludes corporate and shared services employees.

Results Of Businesses - Summary

(Unaudited)

	Earnings		Revenue (a)		Average Assets (b)
Three months ended March 31 - dollars in millions	2007	2006	2007	2006	2007	2006
Retail Banking	$201	$190	$839	$753	$34,449	$29,369
Corporate & Institutional Banking	132	102	370	335	26,498	23,788
BlackRock (c) (d)	52	49	68	410	3,870	1,841
PFPC (e)	31	27	200	196	2,378	2,385
Total business segments	416	368	1,477	1,694	67,195	57,383
Other (c)	43	(14)	143	54	40,227	34,746
Total consolidated	$459	$354	$1,620	$1,748	$107,422	$92,129

(a)	Business segment revenue is presented on a taxable-equivalent basis. A reconciliation of total consolidated revenue on a book (GAAP) basis to total consolidated revenue on a taxable-equivalent basis follows:

Three months ended March 31 - (in millions)	2007	2006
Total consolidated revenue, book (GAAP) basis	$1,614	$1,741
Taxable-equivalent adjustment	6	7
Total consolidated revenue, taxable-equivalent basis	$1,620	$1,748

(b)	Period-end balances for BlackRock and PFPC. BlackRock was an equity investment at March 31, 2007 and was consolidated at March 31, 2006.
(c)	For our segment reporting presentation, our share of pretax BlackRock/MLIM transaction integration costs totaling $2 million and $6 million for the three months ended March 31, 2007 and March 31, 2006 have been reclassified from BlackRock to “Other.” “Other” for the first three months of 2007 also includes $11 million of pretax Mercantile acquisition integration costs.
(d)	For the first quarter of 2007, revenue represents our equity income from BlackRock. For the first quarter of 2006, revenue represents the sum of total operating revenue and nonoperating income.
(e)	PFPC revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs. Prior period servicing revenue amounts have been reclassified to conform with the current period presentation.

RETAIL BANKING

Three months ended March 31 Taxable-equivalent basis Dollars in millions	2007	2006
INCOME STATEMENT
Net interest income	$452	$408
Noninterest income
Asset management	100	87
Service charges on deposits	75	71
Brokerage	63	58
Consumer services	88	86
Other	61	43
Total noninterest income	387	345
Total revenue	839	753
Provision for credit losses	23	9
Noninterest expense	496	440
Pretax earnings	320	304
Income taxes	119	114
Earnings	$201	$190
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$13,881	$13,778
Indirect	1,480	987
Other consumer	1,490	1,248
Total consumer	16,851	16,013
Commercial	8,201	5,433
Floor plan	952	970
Residential mortgage	1,781	1,648
Other	233	236
Total loans	28,018	24,300
Goodwill and other intangible assets	2,942	1,582
Loans held for sale	1,562	1,880
Other assets	1,927	1,607
Total assets	$34,449	$29,369
Deposits
Noninterest-bearing demand	$8,871	$7,777
Interest-bearing demand	8,354	8,025
Money market	15,669	14,644
Total transaction deposits	32,894	30,446
Savings	2,243	2,183
Certificates of deposit	15,738	13,115
Total deposits	50,875	45,744
Other liabilities	708	560
Capital	3,287	2,943
Total funds	$54,870	$49,247
PERFORMANCE RATIOS
Return on average capital	25%	26%
Noninterest income to total revenue	46	46
Efficiency	59	58
OTHER INFORMATION, INCLUDING MERCANTILE (a) (b)
Other statistics:
Full-time employees	11,645	9,725
Part-time employees	2,417	1,373
ATMs	3,862	3,763
Branches (c)	1,077	846
ASSETS UNDER ADMINISTRATION (in billions) (d)
Assets under management
Personal	$54	$40
Institutional	22	10
Total	$76	$50
Asset Type
Equity	$41	$32
Fixed income	20	12
Liquidity/other	15	6
Total	$76	$50

At March 31 Dollars in millions, except where noted	2007	2006
OTHER INFORMATION, INCLUDING MERCANTILE (a) (b)
Nondiscretionary assets under administration
Personal	$31	$28
Institutional	80	59
Total	$111	$87
Asset Type
Equity	$42	$33
Fixed income	28	26
Liquidity/other	41	28
Total	$111	$87
OTHER INFORMATION, NOT INCLUDING MERCANTILE (a) (e)
Credit-related statistics:
Nonperforming assets (f)	$101	$93
Net charge-offs	$26	$14
Net charge-off ratio	.43%	.23%
Home equity portfolio credit statistics:
% of first lien positions	43%	45%
Weighted average loan-to-value ratios	70%	68%
Weighted average FICO scores	726	727
Loans 90 days past due	.25%	.22%
Checking-related statistics:
Retail Banking checking relationships	1,962,000	1,950,000
Consumer DDA households using online banking	960,000	880,000
% of consumer DDA households using online banking	54%	50%
Consumer DDA households using online bill payment	450,000	253,000
% of consumer DDA households using online bill payment	25%	14%
Small business loans and managed deposits:
Small business loans	$5,218	$4,652
Managed deposits:
On-balance sheet
Noninterest-bearing demand	$4,236	$4,357
Interest-bearing demand	1,627	1,454
Money market	2,629	2,705
Certificates of deposit	746	553
Off-balance sheet (g)
Small business sweep checking	1,833	1,454
Total managed deposits	11,071	10,523
Brokerage statistics:
Margin loans	$166	$205
Financial consultants (h)	757	783
Full service brokerage offices	99	100
Brokerage account assets (billions)	$46	$43
Other statistics:
Gains on sales of education loans (i)	$3	$4
(a)	Presented as of March 31 except for net charge-offs, net charge-off ratio, gains on sales of education loans, and small business loans and managed deposits, which are for the three months ended.
(b)	Amounts include the impact of Mercantile, which we acquired effective March 2, 2007.
(c)	Excludes certain satellite branches that provide limited products and service hours.
(d)	Excludes brokerage account assets.
(e)	Amounts do not include the impact of Mercantile, which we acquired effective March 2, 2007.
(f)	Includes nonperforming loans of $93 million at March 31, 2007 and $84 million at March 31, 2006.
(g)	Represents small business balances. These balances are swept into liquidity products managed by other PNC business segments, the majority of which are off-balance sheet.
(h)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(i)	Included in “Noninterest income-Other.”

Retail Banking’s earnings were $201 million for the first quarter of 2007 compared with $190 million for the same period in 2006. The 6% increase over the first quarter of 2006 was driven by the Mercantile acquisition, strong market-related fees, and continued customer and balance sheet growth, partially offset by an increase in the provision for credit losses.

Highlights of Retail Banking’s performance during the first quarter of 2007 include the following:

•

The acquisition of Mercantile added approximately $10.3 billion of loans and $12.0 billion in deposits to Retail Banking, as of March 31, 2007. Other salient points related to the acquisition include the following:

–	Added 235 branches and 256 ATMs,
–	Significantly increased our presence in Maryland,
–	Added to our presence in Virginia and the Washington, DC area,
–	Expanded our wealth management business with the addition of $22 billion in assets under management, and
–	Significantly increased the size of our small business banking franchise.
•

In September 2006 we launched our own PNC-branded credit card product. As of March 31, 2007, more than 89,000 cards have been issued and we have $186 million in receivable balances. The results to date have exceeded our expectations.

•

Consumer and small business checking relationships increased 12,000 compared with March 31, 2006 and increased 8,000 since December 31, 2006, not including the impact of Mercantile. The low-value account closures resulting from One PNC pricing initiatives appear to have run their course. The new checking account product line has increased the average balance of new accounts by approximately 20%.

•	Our wealth management and brokerage businesses have benefited from the recent market conditions, as follows:
–	Excluding the $22 billion of assets under management related to our acquisition of Mercantile, assets under management increased $4 billion compared with the first quarter of 2006,
–	Brokerage assets increased $3 billion or 7% from March 31, 2006, and
–	Asset management and brokerage fees increased $18 million or 12% over the first quarter of 2006.
•	Recent investments in our on-line capabilities are paying dividends:
–	Since March 31, 2006, consumer-related checking households using online banking increased 9% and checking households using online bill payment increased 78%, and
–	Based on benchmarking reports of a study performed by the Change Sciences Group of consumer on-line experiences on the websites of 38 leading national and regional banks, we have moved from the 36th rated site (May 2006) to the 7th rated site (March 2007), the largest movement within the benchmarking group.
•

Customer service and customer retention have been and continue to be our focus. During the first quarter of 2007 we partnered with the Gallup organization to evaluate customer and employee satisfaction at the branch level.

•

In addition to Mercantile, we opened 6 new branches and consolidated 16 branches in the first quarter as we continue to work to optimize our network by opening new branches in high growth areas, relocating branches to areas of higher opportunity, and consolidating branches in areas of declining market opportunity. We relocated 2 branches during the first quarter of 2007.

Total revenue for the first quarter of 2007 was $839 million compared with $753 million for 2006. Taxable-equivalent net interest income of $452 million increased $44 million, or 11%, compared with 2006 due to an 11% increase in average deposits and a 15% increase in average loan balances. Net interest income growth has been somewhat mitigated by declining spreads on the loan portfolio. In the current rate environment, we expect the spread we receive on both loans and deposits to be under pressure.

Noninterest income increased $42 million, or 12%, compared with the prior year first quarter primarily driven by increased asset management fees, brokerage fees, and service charges on deposits and consumer services. This growth can be attributed primarily to the following:

•	Mercantile acquisition,
•	Comparatively favorable equity markets,
•	Increased assets under management,
•	Increased brokerage account assets and activities,
•	Higher gains on asset sales,
•	Increased third party loan servicing activities, and
•	Customer growth.

The provision for credit losses increased $14 million when compared with the first quarter of 2006. The increased provision is primarily a result of growth within the commercial loan portfolio and charge-offs returning to a more normal level. Charge-offs over the last couple of years have been low compared to historical averages.

Noninterest expense for the first quarter of 2007 totaled $496 million, an increase of $56 million, or 13%, compared with 2006. Expense increases were primarily attributable to the Mercantile acquisition, continued growth of the company’s branch network, expansion of the private client group, investments in various initiatives such as the new simplified checking account product line and new PNC-branded credit card, and an increase in volume-related expenses tied to noninterest income.

The new simplified checking account product line is expected to continue to increase checking account households and average balances per account. Features of the new product line could negatively impact growth rates on service charges on deposits fee income and noninterest expenses.

Full-time employees at March 31, 2007 totaled 11,645, an increase of 1,920 from March 31, 2006. Excluding the impact of the Mercantile acquisition, full-time employees declined by 100 since March 31, 2006. Part-time employees have increased by 1,044 since March 31, 2006. The increase in part-time employees is a result of the Mercantile acquisition and various customer service enhancement and efficiency initiatives. These initiatives include utilizing more part-time customer-facing employees during peak business hours versus full-time employees for the entire day.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Average total deposits increased $5.1 billion, or 11%, compared with the first quarter of 2006. The deposit growth was driven by the Mercantile acquisition, the recapture of consumer certificate of deposit balances as interest rates have risen, and increases in the number of checking relationships.

In the current rate environment, we expect the rate of growth in demand deposit balances to be equal to or less than the rate of overall growth for customer checking relationships. Additionally, we continue to expect to see customers shift their funds from lower yielding interest-bearing deposits to higher yielding deposits or investment products, and to pay off loans. The shift has been evident during the past year and has impacted the level of average demand deposits in that period.

•

Certificates of deposits increased $2.6 billion and money market deposits increased $1.0 billion. These increases were attributable to the Mercantile acquisition and the current interest rate environment attracting customers back into these products.

•

Average demand deposit growth of $1.4 billion, or 9%, was almost solely due to the Mercantile acquisition as the core growth was impacted by customers shifting funds into higher yielding deposits, small business sweep checking products, and investment products.

•

Small business and consumer-related checking relationships retention remained strong and stable. Consumer-related checking relationship retention has benefited from improved penetration rates of debit cards, online banking and online bill payment.

Currently, we are focused on a relationship-based lending strategy to target specific customer sectors (homeowners, small businesses and auto dealerships) while seeking to maintain a moderate risk profile in the loan portfolio.

•

Average commercial loans grew $2.8 billion, or 51%, compared with the first quarter of 2006. The increase is attributable to the Mercantile acquisition and organic loan growth on the strength of increased loan demand from existing small business customers and the acquisition of new relationships through our sales efforts.

•	Average home equity loans grew by $103 million, or 1%, compared with the first quarter of 2006. Consumer loan demand has slowed as a result of the current rate environment.
•

Average indirect loans grew $493 million, or 50%, compared with the first quarter of 2006. The increase is attributable to the Mercantile acquisition and growth in our core portfolio that has benefited from increased sales and marketing efforts.

•

Average residential mortgage loans increased $133 million, or 8%, primarily due to the addition of loans from the Mercantile acquisition. Payoffs in our existing portfolio, which will continue throughout 2007, partially offset the impact of the additional loans acquired. Additionally, our transfer of residential mortgages to held for sale and subsequent sale of those loans at the end of September 2006 reduced the size of this loan portfolio from the first quarter of 2006.

Assets under management of $76 billion at March 31, 2007 increased $26 billion compared with the balance at March 31, 2006. Asset growth included $22 billion from the Mercantile acquisition and PNC portfolio growth of $4 billion as a result of the effects of comparatively higher equity markets and a breakeven position in client net asset flows. Client net asset flows are the result of investment additions from new and existing clients offset by ordinary course distributions from trust and investment management accounts and account closures.

Nondiscretionary assets under administration of $111 billion at March 31, 2007 increased $24 billion compared with the balance at March 31, 2006. The growth included $23 billion from the Mercantile acquisition and PNC portfolio growth of $1 billion due primarily to the effect of comparatively higher equity markets.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Three months ended March 31 Taxable-equivalent basis Dollars in millions except as noted	2007	2006
INCOME STATEMENT
Net interest income	$183	$170
Noninterest income
Corporate service fees	127	113
Other	60	52
Noninterest income	187	165
Total revenue	370	335
Provision for (recoveries of) credit losses	(16)	12
Noninterest expense	193	175
Pretax earnings	193	148
Income taxes	61	46
Earnings	$132	$102
AVERAGE BALANCE SHEET
Loans
Corporate (a)	$8,909	$8,410
Commercial real estate	3,253	2,643
Commercial – real estate related	2,733	2,454
Asset-based lending	4,513	4,252
Total loans	19,408	17,759
Goodwill and other intangible assets	1,544	1,314
Loans held for sale	1,302	866
Other assets	4,244	3,849

Total assets	$26,498	$23,788
Deposits
Noninterest-bearing demand	$7,083	$6,697
Money market	4,530	2,110
Other	926	777
Total deposits	12,539	9,584
Other liabilities	2,850	2,557
Capital	2,064	1,802
Total funds	$17,453	$13,943
(a) Includes	lease financing.

Corporate & Institutional Banking earned $132 million in the first quarter of 2007 compared with $102 million in the first quarter of 2006. The increase compared with the first quarter of 2006 was largely the result of a lower provision for credit losses due to improving asset quality and increases in total revenue partly offset by an increase in noninterest expense.

Three months ended March 31 Taxable-equivalent basis Dollars in millions except as noted	2007	2006
PERFORMANCE RATIOS
Return on average capital	26%	23%
Noninterest income to total revenue	51	49
Efficiency	52	52
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$200	$136
Acquisitions/additions	16	13
Repayments/transfers	(10)	(9)
End of period	$206	$140
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management	$110	$101
Capital Markets	$67	$64
Midland Loan Services	$54	$42
Total loans (b)	$21,193	$18,163
Nonperforming assets (b) (c)	$64	$111
Net charge-offs	$7	$4
Full-time employees (b)	2,038	1,892
Net gains on commercial mortgage loan sales	$15	$7
Net carrying amount of commercial mortgage servicing rights (b)	$487	$353

(a)	Represents consolidated PNC amounts.
(b)	At March 31.
(c)	Includes nonperforming loans of $51 million at March 31, 2007 and $97 million at March 31, 2006.

Highlights of the first three months of 2007 for Corporate & Institutional Banking included:

•

Average loan balances increased $1.6 billion from the prior year first quarter. Growth in all loan categories resulted from the Mercantile acquisition and continuing customer demand. Competitive pressures for risk-adjusted returns have increased due to larger amounts of liquidity in the credit markets, which has resulted in shrinking loan spreads and slowing loan growth. We expect this trend to continue through 2007 as we seek to maintain our moderate risk profile.

•

Asset quality continued to be strong with nonperforming assets declining $47 million, or 42%, at March 31, 2007 compared with March 31, 2006 and consistent with levels of $63 million at December 31, 2006. The provision for credit losses declined $28 million in the comparison of the first quarters of 2007 and 2006. Consistent with our strategy to maintain a moderate risk profile, these changes reflect actions we took to reduce our credit exposure. In addition, the continued improvement in asset quality reflected in PNC and industry experience led to a reduction in default factors used to determine required reserves.

•

Average deposit balances for the first three months of 2007 increased $3.0 billion, or 31%, compared with the first three months of 2006. The increase was primarily the result of corporate deposits in money market accounts and noninterest-bearing deposit growth related to our commercial mortgage servicing portfolio.

•

Total revenue increased $35 million, or 10%, for the first three months of 2007 compared with the first three months of 2006. The increase was driven by higher corporate service fees from mergers and acquisitions advisory services, treasury management products and services and commercial mortgage servicing. In addition, other noninterest income increased due to higher gains on sale of loans. Net interest income increased in the comparison due primarily to the higher level of noninterest-bearing deposits.

Commercial mortgage servicing revenue, which includes fees and net interest income, totaled $54 million for the first three months of 2007. The 29% revenue growth over the first three months of 2006 was primarily driven by growth in the commercial mortgage servicing portfolio, which increased to $206 billion. The associated increase in deposits has increased the net interest income portion of Midland Loan Services’ total revenue.

•

Noninterest expense increased 10% compared with the first quarter of 2006 consistent with the growth in total revenue. This reflects the continued investment in various growth and fee-based initiatives, customer growth, and increase in the commercial mortgage servicing portfolio.

See the additional revenue discussion regarding treasury management and capital markets-related products and services and commercial loan servicing on page 7.

BLACKROCK

Our BlackRock business segment earned $52 million for the first quarter of 2007 and $49 million for the first quarter of 2006. For this PNC business segment presentation, our share of MLIM transaction integration costs for both periods has been reclassified from BlackRock to “Other.” In addition, these business segment earnings for the first three months of 2006 have been reduced by minority interest in income of BlackRock, excluding MLIM transaction integration costs, totaling $23 million. Also, these business segment earnings are net of additional PNC income taxes recorded on PNC’s share of BlackRock’s earnings.

We have modified the presentation of historical BlackRock business segment results as described above to conform with the current business segment reporting presentation in this Financial Review.

PNC’s investment in BlackRock was $3.8 billion at March 31, 2007 compared with $3.9 billion at December 31, 2006. Based upon BlackRock’s closing market price of $156.31 per common share at March 31, 2007, the market value of our investment in BlackRock was approximately $6.7 billion at that date. As such, an additional $2.9 billion of value was not recognized in our investment account at that date.

BLACKROCK/MLIM TRANSACTION

As further described in our 2006 Form 10-K, on September 29, 2006 Merrill Lynch contributed its investment management business (“MLIM”) to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock.

For the three months ended March 31, 2006, our Consolidated Income Statement included our former 69% ownership interest in BlackRock. However, our Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006 reflected the September 29, 2006 deconsolidation of BlackRock’s balance sheet amounts and recognized our approximate 34% ownership interest in BlackRock as an investment accounted for under the equity method. This accounting has resulted in a reduction in certain revenue and noninterest expense categories on our Consolidated Income Statement as our share of BlackRock’s net income is now reported within asset management noninterest income.

BLACKROCK LTIP PROGRAMS

As further described in our 2006 Form 10-K, BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. We agreed to transfer 4 million of the shares of BlackRock common stock then held by us to fund the 2002 and future programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. Prior to 2006, BlackRock granted awards under the 2002 LTIP program of approximately $230 million, of which approximately $210 million were paid on January 30, 2007. The awards were funded by approximately 17% in cash from BlackRock and the remainder in BlackRock common stock transferred by PNC and distributed to LTIP participants (approximately 1 million shares).

We recognized a pretax gain of $82 million in the first quarter of 2007 from the transfer of BlackRock shares to satisfy the majority of our 2002 LTIP obligation. The gain was reflected in noninterest income and reflected the excess of market value over book value of approximately 1 million shares transferred in January 2007.

PNC’s noninterest income in the first quarter of 2007 also included a $30 million pretax charge related to our commitment to fund additional BlackRock LTIP programs. This charge represents the mark-to-market of our remaining BlackRock LTIP obligation as of March 31, 2007.

BlackRock granted additional restricted stock unit awards in January 2007, all of which are subject to achieving earnings performance goals prior to the vesting date of September 29, 2011. Of the shares of BlackRock common stock that we have agreed to transfer to help fund their LTIP programs, approximately 1.6 million shares of the remaining 3.0 million share obligation have been committed to fund the restricted stock unit awards vesting in 2011 and the amount remaining would then be available for future awards. While we may continue to see volatility in earnings as we mark to market our LTIP shares obligation each quarter-end, we will not be able to recognize additional gains, if applicable, for the difference between the market value and the book value of the committed BlackRock common shares until the shares are distributed to LTIP participants.

PFPC

(Unaudited)

Three months ended March 31 Dollars in millions except as noted	2007	2006
INCOME STATEMENT
Servicing revenue (a)	$208	$205
Operating expense (a)	153	151
Operating income	55	54
Debt financing	10	10
Nonoperating income (b)	2	1
Pretax earnings	47	45
Income taxes	16	18
Earnings	$31	$27
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,008	$1,022
Other assets	1,370	1,363
Total assets	$2,378	$2,385
Debt financing	$760	$890
Other liabilities	1,091	1,094
Shareholder’s equity	527	401
Total funds	$2,378	$2,385
PERFORMANCE RATIOS
Return on average equity	25%	28%
Operating margin (c)	26	26
SERVICING STATISTICS (at March 31)
Accounting/administration net fund assets (in billions)
Domestic	$731	$665
Offshore	91	85
Total	$822	$750
Asset type (in billions)
Money market	$280	$238
Equity	352	338
Fixed income	111	107
Other (d)	79	67
Total	$822	$750
Custody fund assets (in billions)	$435	$383
Shareholder accounts (in millions)
Transfer agency	18	20
Subaccounting	50	45
Total	68	65
OTHER INFORMATION
Full-time employees (at March 31)	4,400	4,291
(a)	Certain out-of-pocket expense items which are then client billable are included in both servicing revenue and operating expense above, but offset each other entirely and therefore have no net effect on operating income. Distribution revenue and expenses which relate to 12b-1 fees that PFPC receives from certain fund clients for the payment of marketing, sales and service expenses also entirely offset each other, but are netted for presentation purposes above. Prior period amounts have been reclassified to conform with the current period presentation.
(b)	Net of nonoperating expense.
(c)	Total operating income divided by total servicing revenue.
(d)	Includes alternative investment net assets serviced.

PFPC earned $31 million for the first quarter of 2007 compared with $27 million in the year-earlier period. The earnings increase from the first quarter of 2006 reflected new business, organic growth and market appreciation, partly offset by client deconversions. Certain tax benefits also contributed to the increase in earnings compared with the first three months of 2006.

Highlights of PFPC’s performance in the first quarter of 2007 included:

•	Securities lending revenue increased 43% as loan outstandings grew by 91%.

•	Managed accounts revenue increased 19% due to a 59% increase in assets serviced.

•	Domestic alternative investment service revenues were up 16% fueled by a 13% increase in assets serviced.

Servicing revenue for the first quarter of 2007 increased by $3 million to $208 million over the first quarter of 2006. Revenue increases related to managed account services, alternative investment services, and securities lending benefited from new business and existing asset growth. These increases were partially offset by a decline in offshore revenue due to the loss of a major client during 2006.

Operating expense increased $2 million, or 1%, to $153 million, in the first three months of 2007 compared with the first three months of 2006. The majority of this increase is attributable to increased headcount and technology costs to support new business achieved over the past year.

Nonoperating income benefited from grants received in a foreign jurisdiction for employment expansion as the firm’s offshore operations continue to grow.

Total assets serviced by PFPC amounted to $2.2 trillion at March 31, 2007 compared with $1.9 trillion at March 31, 2006.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report and in Part II, Item 8 of our 2006 Form 10-K describe the most significant accounting policies that we use. Certain of these policies require us to make estimates and strategic or economic assumptions that may prove to be inaccurate or subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

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

We discuss the following critical accounting policies and judgments under this same heading in Item 7 of our 2006 Form 10-K:

•	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit
•	Private Equity Asset Valuation
•	Lease Residuals
•	Goodwill
•	Revenue recognition
•	Income taxes

Additional discussion and information on the application of these policies is found in other portions of this Financial Review and in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. In particular, see Note 1 Accounting Policies and Note 11 Income Taxes in the Notes To Consolidated Financial Statements regarding our first quarter 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

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

The expected long-term return on assets assumption does significantly affect pension expense. The expected long-term return on plan assets for determining net periodic pension cost for 2007 was 8.25%, unchanged from 2006. Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to change by up to $4 million as the impact is amortized into results of operations.

The table below reflects the estimated effects on pension expense of certain changes in assumptions, using 2007 estimated expense as a baseline.

Change in Assumption	Estimated Increase to 2007 Pension Expense (In millions)
.5% decrease in discount rate	$2
.5% decrease in expected long-term return on assets	$10
.5% increase in compensation rate	$2

We currently estimate a pretax pension benefit of $33 million in 2007 compared with a pretax benefit of $12 million in 2006. The primary reason for this change is 2006 investment returns in excess of the expected long-term return assumption. Actual pension benefit recognized for the first quarter of 2007 was $8 million.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” This statement affects the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, our postretirement welfare benefit plans, and our postemployment benefit plans. SFAS 158 requires recognition on the balance sheet of the overfunded or underfunded position of these plans as the difference between the fair value of plan assets and the related benefit obligations. To the extent that a plan’s net funded status differs from the amounts currently recognized on the balance sheet, the difference, net of tax, will be recorded as a part of accumulated other comprehensive income (loss) (“AOCI”) within the shareholders’ equity section of the balance sheet. This guidance also requires the recognition of any unrecognized actuarial gains and losses and unrecognized prior services costs to AOCI, net of tax. Post-adoption changes in unrecognized actuarial gains and losses as well as unrecognized prior service costs will be recognized in other comprehensive income, net of tax. SFAS 158 was effective for PNC as of December 31, 2006, with no restatements permitted for prior year-end reporting periods, and resulted in an adjustment for all unamortized net actuarial losses and prior service costs of $132 million after tax. See Note 1 Accounting Policies of our 2006 Form 10-K for further information regarding our adoption of this pronouncement.

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of permitted contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. In any event, any large near-term contributions to the plan will be at our discretion, as we expect that the minimum required contributions under the law will be minimal or zero for several years.

See Note 8 Certain Employee Benefit And Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding a defined pension plan related to Mercantile that we plan to integrate into the PNC plan as of December 31, 2007.

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees.

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. The Risk Management section included in Item 7 of our 2006 Form 10-K provides a general overview of the risk measurement, control strategies and monitoring aspects of our corporate-level risk management processes. Additionally, our 2006 Form 10-K provides an analysis of the risk management processes for what we view as our primary areas of risk: credit, operational, market and liquidity, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process. In appropriate places within that section, historical performance is also addressed. The following information in this Risk Management section updates our 2006 Form 10-K disclosures in these areas.

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

Nonperforming, Past Due And Potential Problem Assets

See Note 4 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and included here by reference for details of the types of nonperforming assets that we held at March 31, 2007 and December 31, 2006. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Total nonperforming assets at March 31, 2007 increased $33 million, to $204 million, compared with December 31, 2006. Our acquisition of Mercantile added $35 million of nonperforming assets at March 31, 2007.

Foreclosed lease assets of $12 million at both March 31, 2007 and December 31, 2006 primarily represent our repossession of collateral related to a single airline industry credit. This repossessed collateral is currently being leased.

The amount of nonperforming loans that was current as to principal and interest was $60 million at March 31, 2007 and $59 million at December 31, 2006. While we believe that overall asset quality will remain strong for the near term, the current level of asset quality is very strong by historical standards and may not be sustainable for the foreseeable future, particularly in the event of deteriorating economic conditions or higher interest rates.

Nonperforming Assets By Business

In millions	March 31 2007	Dec. 31 2006
Retail Banking	$101	$106
Corporate & Institutional Banking	64	63
Other (a)	39	2
Total nonperforming assets	$204	$171
(a) Amount	at March 31, 2007 includes $35 million related to Mercantile.

Change In Nonperforming Assets

In millions	2007	2006
January 1	$171	$215
Transferred from accrual	76	50
Acquisition – Mercantile	35
Returned to performing	(4)	(3)
Principal activity including payoffs	(49)	(35)
Asset sales	(3)	(5)
Charge-offs and valuation adjustments	(22)	(16)
March 31	$204	$206

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Mar. 31 2007	Dec. 31 2006	Mar. 31 2007	Dec. 31 2006
Commercial	$8		$9.03%	.04%
Commercial real estate	4		5.04	.14
Consumer	25		28.14	.17
Residential mortgage	7		7.08	.11
Other	2		1.55	.27
Total loans	$46		$50.07%	.10%

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $48 million at March 31, 2007 compared with $41 million at December 31, 2006. Approximately 52% of these loans are in the Corporate & Institutional Banking portfolio.

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

We refer you to Note 4 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding changes in the allowance for loan and lease losses and changes in the allowance for unfunded loan commitments and letters of credit for additional information which is included herein by reference.

Allocation Of Allowance For Loan And Lease Losses

	March 31, 2007		December 31, 2006
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$477	37.3%	$443	40.9%
Commercial real estate	110	14.9	30	7.0
Consumer	41	28.7	28	33.1
Residential mortgage	14	14.5	7	12.7
Lease financing	45	4.0	48	5.6
Other	3.6		4.7
Total	$690	100.0%	$560	100.0%

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

The provision for credit losses for the first three months of 2007 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of March 31, 2007 reflected loan growth, changes in loan portfolio composition, the impact of refinements to our reserve methodology, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

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

The allowance as a percent of nonperforming loans was 388% and as a percent of total loans was 1.10% at March 31, 2007. The comparable percentages at December 31, 2006 were 381% and 1.12%.

Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2007
Commercial	$31	$7		$24.45%
Consumer	17	5		12.29
Total	$48	$12		$36.27
2006
Commercial	$16	$6		$10.21%
Consumer	12	4		8.20
Total	$28	$10		$18.15

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, industry concentrations and conditions; credit quality trends; recent loss experience in particular sectors of the portfolio; ability and depth of lending management; changes in risk selection and underwriting standards and the timing of available information. The amount of reserves for these qualitative factors is assigned to loan categories and to business segments primarily based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 7.0% of the total allowance and .08% of total loans, net of unearned income, at March 31, 2007.

CREDIT DEFAULT SWAPS

Credit default swaps provide, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying financial instruments. We use these contracts to mitigate credit risk associated with commercial lending activities as well as proprietary derivative and convertible bond trading. Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net gains or losses from credit default swaps are reflected in the Trading line item on our Consolidated Income Statement and were not significant in the first three months of 2007 or 2006.

MARKET RISK MANAGEMENT OVERVIEW

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices.

MARKET RISK MANAGEMENT – INTEREST RATE RISK

Interest rate risk results primarily from our traditional banking activities of gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates, and consumer preferences, affect the difference between the interest that we earn on assets and the interest that we pay on liabilities and the level of our non-interest bearing funding sources. Due to the repricing term mismatches and embedded options inherent in certain of these products, changes in market interest rates not only affect expected near-term earnings, but also the economic values of these assets and liabilities.

PNC’s Asset and Liability Management group centrally manages interest rate risk within limits and guidelines set forth in our risk management policies approved by the Asset and Liability Committee and the Risk Committee of the Board.

Sensitivity estimates and market interest rate benchmarks for the first quarter of 2007 and 2006 follow:

Interest Sensitivity Analysis

	First Quarter 2007	First Quarter 2006
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(2.6)%	(.3)%
100 basis point decrease	2.2%	.1%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(5.8)%	(1.4)%
100 basis point decrease	3.3%	(.4)%
Duration of Equity Model
Base case duration of equity (in years):	2.0	1.0
Key Period-End Interest Rates
One-month LIBOR	5.32%	4.83%
Three-year swap	4.95%	5.26%

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity To Alternate Rate Scenarios table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates, and (iii) a Two-Ten Inversion (a 200 basis point inversion between two-year and ten-year rates superimposed on current base rates) scenario. We are inherently sensitive to a flatter or inverted yield curve.

Net Interest Income Sensitivity To Alternate Rate Scenarios (First Quarter 2007)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	1.5%	1.6%	(7.2)%
Second year sensitivity	6.6%	4.5%	(6.8)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business, and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in the following table. These simulations assume that as assets and liabilities mature, they are replaced or repriced at market rates.

The graph below presents the yield curves for the base rate scenario and each of the alternative scenarios one year forward.

Our risk position has become increasingly liability sensitive in part due to the continued flat yield curve and in part due to our balance sheet management strategies. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate, to changing interest rates and market conditions.

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

During the first quarter of 2007, our VaR ranged between $6.1 million and $8.4 million, averaging $7.2 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During the first three months of 2007, there were no such instances at the enterprise-wide level.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first quarter of 2007 and 2006 was as follows:

Three months ended March 31 – in millions	2007	2006
Noninterest income	$52	$57
Total trading revenue	$52	$57
Securities underwriting and trading (a)	$9	$14
Foreign exchange	14	14
Financial derivatives	29	29
Total trading revenue	$52	$57

(a)	Includes changes in fair value for certain loans accounted for at fair value.

Average trading assets and liabilities consisted of the following:

Three months ended March 31 - in millions	2007	2006
Trading assets
Securities (a)	$1,569	$1,797
Resale agreements (b)	820	321
Financial derivatives (c)	1,115	908
Loans at fair value (c)	193
Total trading assets	$3,697	$3,026
Trading liabilities
Securities sold short (d)	$1,264	$663
Repurchase agreements and other borrowings (e)	363	886
Financial derivatives (f)	1,126	901
Borrowings at fair value (f)	39
Total trading liabilities	$2,792	$2,450
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance
Sheet	and Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Borrowed funds – Other.
(e)	Included in Borrowed funds—Repurchase agreements and Other.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 43 million shares of BlackRock common stock, accounted for under the equity method. Our total investment in BlackRock was $3.8 billion at March 31, 2007 compared with $3.9 billion at December 31, 2006. The market value of our investment in BlackRock was $6.7 billion at March 31, 2007. The primary risk measurement, similar to other equity investments, is economic capital.

Low Income Housing Projects

Included in our equity investments are limited partnerships that sponsor affordable housing projects. At March 31, 2007 these investments, consisting of partnerships accounted for under the equity method as well as equity investments held by consolidated partnerships, totaled $728 million. The comparable amount at December 31, 2006 was $708 million. PNC’s equity investment at risk was $154 million at March 31, 2007 compared with $134 million at year-end 2006. We also had commitments to make additional equity investments in affordable housing limited partnerships of $56 million at March 31, 2007 compared with $71 million at December 31, 2006.

Private Equity

The private equity portfolio is comprised of equity and mezzanine investments that vary by industry, stage and type of investment. At March 31, 2007, private equity investments carried at estimated fair value totaled $512 million compared with $463 million at December 31, 2006. As of March 31, 2007, approximately 44% of the amount was invested directly in a variety of companies and approximately 56% was invested in various limited partnerships. Our unfunded commitments related to private equity totaled $291 million at March 31, 2007 compared with $283 million at December 31, 2006. Our acquisition of Mercantile added $26 million and $30 million of private equity investments and private equity unfunded commitments, respectively.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At March 31, 2007, other investments totaled $387 million compared with $269 million at December 31, 2006. Approximately $85 million of other investments were acquired in connection with the Mercantile transaction. Our unfunded commitments related to other investments totaled $60 million at March 31, 2007 compared with $16 million at December 31, 2006. The amounts of other investments and related unfunded commitments at March 31, 2007 included those related to Steel City Capital Funding LLC (“Steel City”), as further described below.

On March 1, 2007, we entered into a joint venture with a third party to form Steel City for purposes of purchasing and originating second lien loans and turnaround loans. Our primary reason for pursuing this venture was to leverage our strengths of origination and servicing, provide an additional product to our customers, and allow for us to moderate the risks associated with this asset class. Additionally, we will earn fees for portfolio management services. Steel City is a limited liability company in which various PNC subsidiaries will initially hold an approximate 31% equity ownership. Our initial capital contribution to Steel City was approximately $33 million with a commitment to fund an additional $45 million. The third party investor contributed initial capital of $74 million with a commitment to fund an additional $101 million. We evaluated the accounting for this transaction under FIN 46R and other appropriate generally accepted accounting principles and determined that our aggregate investment will be accounted for under the equity method as described under Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in this Report. This transaction did not have a material impact on our consolidated results of operations.

One of our subsidiaries will act as manager of Steel City. In this capacity it will perform loan origination and servicing activities and administer day-to-day operations for Steel City and will be compensated for those services through a monthly management fee. The manager also will receive certain performance-based fees. In addition, one of our subsidiaries is providing Steel City with a line of credit for purposes of short-term working capital needs at current market rates.

PNC Bank, N.A., sold $107 million of loans at fair value to Steel City at the inception of the entity. All the loans sold to Steel City were classified as performing loans. This transfer was treated as a sale for accounting purposes.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements and other short-term investments, including trading securities) and securities available for sale. At March 31, 2007, our liquid assets totaled $31.1 billion, with $23.3 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

PNC Bank, N.A. is a member of the FHLB-Pittsburgh. Certain Mercantile banks are members of the FHLB-Atlanta. As such, these banks have access to advances from the FHLB secured generally by residential mortgages. PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. Additionally, Mercantile banks can borrow from the Federal Reserve Bank of Richmond’s discount window. At March 31, 2007, we maintained significant unused borrowing capacity from FHLB-Pittsburgh and the Federal Reserve Bank of Cleveland’s discount window under current collateral requirements.

We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through March 31, 2007, PNC Bank, N.A. had issued $2.9 billion of debt under this program. In April 2007, we issued $500 million of 18-month floating rate senior notes under this program that are due October 3, 2008. Interest will be reset monthly to 1-month LIBOR less six basis points and will be paid monthly. These notes are not redeemable by PNC Bank, N.A., or at the option of the holder prior to maturity.

PNC Bank, N.A. established a program in December 2004 to offer up to $3.0 billion of its commercial paper. As of March 31, 2007, $514 million of commercial paper was outstanding under this program.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $585 million at March 31, 2007.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of March 31, 2007, the parent company had approximately $1.1 billion in funds available from its cash and short-term investments. As of March 31, 2007 there were $650 million of parent company contractual obligations with maturities of less than one year, including all of the underlying Capital Securities, totaling $300 million, related to PNC Institutional Capital Trust B, which we have elected to redeem as of May 15, 2007.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

In July 2006, PNC Funding Corp established a program to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of March 31, 2007, there were no issuances outstanding under this program.

During February 2007, in connection with our acquisition of Mercantile, we issued $1.9 billion of debt to fund a substantial portion of the cash portion of this transaction, comprised of the following:

•	$775 million of floating rate senior notes due January 2012,
•	$500 million of floating rate senior notes due January 2014, and
•	$600 million of fixed rate subordinated notes due February 2017.

Our 2006 Form 10-K includes further details on the February 2007 debt issuances.

In March 2007, we redeemed all of the underlying Capital Securities related to the following trusts, totaling $216 million:

•	UNB Capital Trust I ($16 million), and
•	Riggs Capital Trust II ($200 million).

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of March 31, 2007.

Contractual Obligations

March 31, 2007 - in millions	Total
Remaining contractual maturities of time deposits	$22,196
Borrowed funds	20,456
Minimum annual rentals on noncancellable leases	1,136
Nonqualified pension and postretirement benefits	317
Purchase obligations (a)	293
Total contractual cash obligations (b)	$44,398
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.
(b)	Excludes amounts related to our adoption of FIN 48 due to the uncertainty in terms of timing and amount of future cash outflows. Note 11 Income Taxes in our Notes To Consolidated Financial Statements includes additional information regarding our adoption of FIN 48 in the first quarter of 2007.

Other Commitments (a)

March 31, 2007 - in millions	Total Amounts Committed
Credit commitments	$49,263
Standby letters of credit	4,798
Other commitments (b)	407
Total commitments	$54,468
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes private equity funding commitments related to equity management, low income housing projects and other investments.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives, including the credit risk amounts of these derivatives as of March 31, 2007 and December 31, 2006, is presented in Note 1 Accounting Policies and Note 9 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges or free-standing derivatives at March 31, 2007 and December 31, 2006. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives - 2007

March 31, 2007 - dollars in millions	Notional/ Contract Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted- Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$8,559	$77	3 yrs. 11 mos.	5.35%	5.60%
Interest rate floors (b)	6		4 yrs.	NM	NM
Total asset rate conversion	8,565	77
Liability rate conversion
Interest rate swaps (a) Receive fixed	5,195	11	6 yrs. 11 mos.	5.08	5.41
Total liability rate conversion	5,195	11
Total interest rate risk management	13,760	88
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	487	(6)	9 yrs. 7 mos.	5.29	5.09
Total commercial mortgage banking risk management	487	(6)
Total accounting hedges (c)	$14,247	$82
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$49,930	$18	5 yrs. 3 mos.	4.95%	4.96%
Caps/floors
Sold	2,222	(3)	7 yrs. 7 mos.	NM	NM
Purchased	1,322	3	5 yrs. 6 mos.	NM	NM
Futures	3,202		9 mos.	NM	NM
Foreign exchange	5,778	1	5 mos.	NM	NM
Equity	2,228	(70)	1 yr. 7 mos.	NM	NM
Swaptions	4,452	13	11 yrs. 6 mos.	NM	NM
Other	20		10 yrs. 3 mos.	NM	NM
Total customer-related	69,154	(38)
Other risk management and proprietary
Interest rate
Swaps	21,640	(12)	5 yrs. 8 mos.	4.42%	4.88%
Caps/floors
Sold	7,250	(51)	2 yrs. 8 mos.	NM	NM
Purchased	8,760	64	2 yrs. 7 mos.	NM	NM
Futures	29,881		1 yr. 7 mos.	NM	NM
Foreign exchange	1,537		3 yrs. 6 mos.	NM	NM
Credit derivatives	3,673	(3)	6 yrs. 7 mos.	NM	NM
Risk participation agreements	830		5 yrs. 2 mos.	NM	NM
Commitments related to mortgage-related assets	6,024	1	1 mo.	NM	NM
Options
Futures	53,548	(1)	7 mos.	NM	NM
Swaptions	27,611	40	6 yrs. 5 mos.	NM	NM
Total other risk management and proprietary	160,754	38
Total free-standing derivatives	$229,908	$—
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 65% were based on 1-month LIBOR, 26% on 3-month LIBOR and 9% on Prime Rate.
(b)	Interest rate floors have a weighted-average strike of 3.21%.
(c)	Fair value amounts include net accrued interest receivable of $79 million.

NM Not meaningful

Financial Derivatives - 2006

December 31, 2006 - dollars in millions	Notional/ Contract Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted- Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a) Receive fixed	$7,815	$62	3 yrs. 9 mos.	5.30%	5.43%
Interest rate floors (b)	6		4 yrs. 3 mos.	NM	NM
Total asset rate conversion	7,821	62
Liability rate conversion
Interest rate swaps (a) Receive fixed	4,245	6	6 yrs. 11 mos.	5.15	5.43
Total liability rate conversion	4,245	6
Total interest rate risk management	12,066	68
Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	745	(7)	9 yrs. 11 mos.	5.25	5.09
Total commercial mortgage banking risk management	745	(7)
Total accounting hedges (c)	$12,811	$61
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$48,816	$9	4 yrs. 11 mos.	5.00%	5.01%
Caps/floors
Sold	1,967	(3)	7 yrs. 4 mos.	NM	NM
Purchased	897	3	7 yrs. 2 mos.	NM	NM
Futures	2,973	2	9 mos.	NM	NM
Foreign exchange	5,245		6 mos.	NM	NM
Equity	2,393	(63)	1 yr. 6 mos.	NM	NM
Swaptions	8,685	16	6 yrs. 10 mos.	NM	NM
Other	20		10 yrs. 6 mos.	NM	NM
Total customer-related	70,996	(36)
Other risk management and proprietary
Interest rate
Swaps	19,631	4	7 yrs. 8 mos.	4.81%	4.97%
Caps/floors
Sold	6,500	(50)	2 yrs. 11 mos.	NM	NM
Purchased	7,010	59	3 yrs.	NM	NM
Futures	13,955	(3)	1 yr. 4 mos.	NM	NM
Foreign exchange	1,958		5 yrs. 2 mos.	NM	NM
Credit derivatives	3,626	(11)	7 yrs.	NM	NM
Risk participation agreements	786		5 yrs. 5 mos.	NM	NM
Commitments related to mortgage-related assets	2,723	10	2 mos.	NM	NM
Options
Futures	63,033	(2)	8 mos.	NM	NM
Swaptions	25,951	54	6 yrs. 10 mos.	NM	NM
Total other risk management and proprietary	145,173	61
Total free-standing derivatives	$216,169	$25
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 67% were based on 1-month LIBOR, 27% on 3-month LIBOR and 6% on Prime Rate.
(b)	Interest rate floors have a weighted-average strike of 3.21%.
(c)	Fair value amounts include net accrued interest receivable of $94 million.

NM Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2007, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007, and that there has been no change in internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Charge-off - Process of removing a loan or portion of a loan from our balance sheet because it is considered uncollectible. We also record a charge-off when a loan is transferred to held for sale by reducing the carrying amount by the allowance for loan losses associated with such loan or if the market value is less than its carrying amount.

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

Credit spread - The difference in yield between debt issues of similar maturity. The excess of yield attributable to credit spread is often used as a measure of relative creditworthiness, with a reduction in the credit spread reflecting an improvement in the borrower’s perceived creditworthiness.

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

Efficiency - Noninterest expense divided by the sum of net interest income (GAAP basis) and noninterest income.

Foreign exchange contracts - Contracts that provide for the future receipt and delivery of foreign currency at previously agreed-upon terms.

Funds transfer pricing - A management accounting methodology designed to recognize the net interest income effects of sources and uses of funds provided by the assets and liabilities of a business segment. We assign these balances LIBOR-based funding rates at origination that represent the interest cost for us to raise/invest funds with similar maturity and repricing structures.

Futures and forward contracts - Contracts in which the buyer agrees to purchase and the seller agrees to deliver a specific financial instrument at a predetermined price or yield. May be settled either in cash or by delivery of the underlying financial instrument.

GAAP - Accounting principles generally accepted in the United States of America.

Interest rate floors and caps - Interest rate protection instruments that involve payment from the protection seller to the protection buyer of an interest differential, which represents the difference between a short-term rate (e.g., three-month LIBOR) and an agreed-upon rate (the strike rate) applied to a notional principal amount.

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

Noninterest income to total revenue - Noninterest income divided by the sum of net interest income (GAAP basis) and noninterest income.

Nonperforming assets - Nonperforming assets include nonaccrual loans, troubled debt restructured loans, foreclosed assets and other assets. We do not accrue interest income on assets classified as nonperforming.

Nonperforming loans - Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, consumer, and residential mortgage customers as well as troubled debt restructured loans. Nonperforming loans do not include loans held for sale or foreclosed and other assets. We do not accrue interest income on loans classified as nonperforming.

Notional amount - A number of currency units, shares, or other units specified in a derivatives contract.

Operating leverage - The period to period percentage change in total revenue (GAAP basis) less the percentage change in noninterest expense. A positive percentage indicates that revenue growth exceeded expense growth (i.e., positive operating leverage) while a negative percentage implies expense growth exceeded revenue growth (i.e., negative operating leverage).

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

Taxable-equivalent interest - The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors in our 2006 Form 10-K, including in the Risk Factors and Risk Management sections of that report. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

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

•

Our operating results are affected by our liability to provide shares of BlackRock common stock to help fund BlackRock long-term incentive plan (“LTIP”) programs, as our LTIP liability is adjusted quarterly (“marked-to-market”) based on changes in BlackRock’s common stock price and the number of remaining committed shares, and we recognize gain or loss on such shares at such times as shares are transferred for payouts under the LTIP programs.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.
•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.
•

Our ability to grow successfully through acquisitions is impacted by a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing. These uncertainties continue to be present with respect to the integration of Mercantile Bankshares Corporation.

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

•

Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and financial and capital markets generally or on us or on our customers, suppliers or other counterparties specifically.

•

Also, risks and uncertainties that could affect the results anticipated in forward-looking statements or from historical performance relating to our equity interest in BlackRock, Inc. are discussed in more detail in BlackRock’s 2006 Form 10-K, including in the Risk Factors section, and in BlackRock’s other filings with the SEC, accessible on the SEC’s website and on or through BlackRock’s website at www.blackrock.com.

We grow our business from time to time by acquiring other financial services companies. Acquisitions in general present us with risks other than those presented by the nature of the business acquired. In particular, acquisitions may be substantially more expensive to complete (including as a result of costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs arising as a result of those issues. Post-closing acquisition risk continues to apply to Mercantile as we complete the integration.

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 - in millions, except per share data Unaudited	2007	2006
Interest Income
Loans	$896	$747
Securities available for sale	310	243
Other	109	76
Total interest income	1,315	1,066
Interest Expense
Deposits	468	327
Borrowed funds	224	183
Total interest expense	692	510
Net interest income	623	556
Provision for credit losses	8	22
Net interest income less provision for credit losses	615	534
Noninterest Income
Asset management	165	461
Fund servicing	203	221
Service charges on deposits	77	73
Brokerage	66	59
Consumer services	91	89
Corporate services	159	135
Equity management gains	32	7
Net securities losses	(3)	(4)
Trading	52	57
Net gains related to BlackRock	52
Other	97	87
Total noninterest income	991	1,185
Noninterest Expense
Compensation	418	555
Employee benefits	72	87
Net occupancy	87	79
Equipment	71	77
Marketing	21	20
Other	275	344
Total noninterest expense	944	1,162
Income before minority interest and income taxes	662	557
Minority interest in income of BlackRock		22
Income taxes	203	181
Net income	$459	$354
Earnings Per Common Share
Basic	$1.49	$1.21
Diluted	$1.46	$1.19
Average Common Shares Outstanding
Basic	308	292
Diluted	312	296

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	March 31 2007	December 31 2006
Assets
Cash and due from banks	$3,234	$3,523
Federal funds sold and resale agreements	1,604	1,763
Other short-term investments, including trading securities	3,041	3,130
Loans held for sale	2,382	2,366
Securities available for sale	26,475	23,191
Loans, net of unearned income of $1,005 and $795	62,925	50,105
Allowance for loan and lease losses	(690)	(560)
Net loans	62,235	49,545
Goodwill	7,739	3,402
Other intangible assets	929	641
Equity investments	5,408	5,330
Other	9,516	8,929
Total assets	$122,563	$101,820
Liabilities
Deposits
Noninterest-bearing	$18,191	$16,070
Interest-bearing	59,176	50,231
Total deposits	77,367	66,301
Borrowed funds
Federal funds purchased	5,638	2,711
Repurchase agreements	2,586	2,051
Bank notes and senior debt	4,551	3,633
Subordinated debt	4,628	3,962
Other	3,053	2,671
Total borrowed funds	20,456	15,028
Allowance for unfunded loan commitments and letters of credit	121	120
Accrued expenses	3,864	3,970
Other	4,649	4,728
Total liabilities	106,457	90,147

Minority and noncontrolling interests in consolidated entities	1,367	885

Shareholders’ Equity
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	2,520	1,651
Retained earnings	11,134	10,985
Accumulated other comprehensive loss	(162)	(235)
Common stock held in treasury at cost: 7 and 60 shares	(517)	(3,377)
Total shareholders’ equity	14,739	10,788
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$122,563	$101,820

(a) Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 - in millions Unaudited	2007	2006
Operating Activities
Net income	$459	$354
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	8	22
Depreciation, amortization and accretion	77	93
Deferred income taxes	45	37
Net gains related to BlackRock	(52)
Undistributed earnings of BlackRock	(37)
Excess tax benefits from share-based payment arrangements	(8)	(14)
Loans held for sale	(27)	206
Other short-term investments, including trading securities	703	9
Other assets	435	(201)
Accrued expenses and other liabilities	(486)	441
Other	(66)	(2)
Net cash provided by operating activities	1,051	945
Investing Activities
Repayment of securities	1,167	872
Sales
Securities	3,425	1,257
Loans	162	9
Purchases
Securities	(6,218)	(2,790)
Loans	(784)	(322)
Net change in
Loans	(216)	(149)
Federal funds sold and resale agreements	(30)	(161)
Net cash paid for acquisitions	(1,890)	(5)
Other	(129)	(42)
Net cash used by investing activities	(4,513)	(1,331)
Financing Activities
Net change in
Noninterest-bearing deposits	(839)	(738)
Interest-bearing deposits	(515)	1,362
Federal funds purchased	2,720	(972)
Repurchase agreements	(198)	1,201
Other short-term borrowed funds	697	(251)
Sales/issuances
Bank notes and senior debt	1,273	4
Subordinated debt	595
Other long-term borrowed funds	62	195
Treasury stock	92	155
Perpetual trust securities	490
Repayments/maturities
Bank notes and senior debt	(575)	(500)
Subordinated debt	(228)
Other long-term borrowed funds	(100)	(171)
Excess tax benefits from share-based payment arrangements	8	14
Acquisition of treasury stock	(148)	(78)
Cash dividends paid	(161)	(147)
Net cash provided by financing activities	3,173	74
Net Increase (Decrease) In Cash And Due From Banks	(289)	(312)
Cash and due from banks at beginning of period	3,523	3,518
Cash and due from banks at end of period	$3,234	$3,206
Cash Paid For
Interest	$598	$511
Income taxes	139	55
Non-cash Items
Issuance of common stock for Mercantile acquisition	3,787
Net increase (decrease) in investment in BlackRock	(109)
Transfer from loans to loans held for sale, net	120	51
Impact of FSP 13-2 on investing activities	228

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

We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania; New Jersey; Washington, DC; Maryland; Virginia; Ohio; Kentucky; and Delaware. We also provide certain global fund processing services internationally. We are subject to intense competition from other financial services companies and are subject to regulation by various domestic and international authorities.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. See Note 2 Acquisitions in our 2006 Annual Report on Form 10-K (“2006 Form 10-K”) regarding the deconsolidation of BlackRock, Inc. (“BlackRock”) from PNC’s Consolidated Balance Sheet effective September 29, 2006. Our investment in BlackRock has been accounted for under the equity method of accounting since that date. We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2007 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2006 Form 10-K.

SPECIAL PURPOSE ENTITIES

Special purpose entities are broadly defined as legal entities structured for a particular purpose. We use special purpose entities in various legal forms to conduct normal business activities. Special purpose entities that meet the criteria for a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards No. (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not required to be consolidated. We review special purpose entities that are not QSPEs for consolidation under the guidance contained in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) and Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” as appropriate.

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

We earn net interest income and noninterest income from various sources, including:

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

We recognize asset management and fund servicing fees primarily as the services are performed. Asset management fees are generally based on a percentage of the fair value of the assets under management and performance fees are generally based on a percentage of the returns on such assets. Certain performance fees are earned upon attaining specified investment return thresholds and are recorded as earned. Beginning in the fourth quarter of 2006, asset management fees also includes our ownership share of the earnings of BlackRock under the equity method of accounting.

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

We recognize revenue from loan servicing; securities, derivatives and foreign exchange trading; and securities underwriting activities as they are earned based on contractual terms, as transactions occur or as services are provided. We recognize revenue from the sale of loans upon cash settlement of the transaction.

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

Investment in BlackRock

We deconsolidated the assets and liabilities of BlackRock from our Consolidated Balance Sheet effective September 29, 2006 and now account for our investment in BlackRock under the equity method of accounting. Under the equity method, our investment in the equity of BlackRock is reflected on our Consolidated Balance Sheet in the caption equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in the caption asset management.

We mark to market our obligation related to the BlackRock long-term incentive plan (“LTIP”) programs. As we transfer shares for payouts under such LTIP programs from time to time, we recognize gain or loss on those shares. These items are shown on a net basis on our Consolidated Income Statement in net gains related to BlackRock. Our obligation to the LTIP and the resulting accounting are described in more detail in our 2006 Form 10-K.

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

We consolidate private equity funds when we are the sole general partner in a limited partnership and have determined that we have control of the partnership. The portion we do not own is reflected in the caption minority and noncontrolling interests in consolidated entities on the Consolidated Balance Sheet.

Equity Securities and Partnership Interests

We account for equity investments other than BlackRock and private equity investments under one of the following methods:

•

Marketable equity securities are recorded on a trade-date basis and are accounted for based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short-term profits are classified as trading and included in other short-term investments. Both realized and unrealized gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). Any unrealized losses that we have determined to be other-than-temporary are recognized in the current period earnings.

•

Nonmarketable equity securities are recorded using the cost method of accounting since we do not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in noninterest income. Distributions received from income on cost method investments are included in interest income or noninterest income depending on the type of investment. We include nonmarketable equity securities in other assets on the Consolidated Balance Sheet.

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

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation or other trading purposes are carried at market value and classified as other short-term investments. Realized and unrealized gains and losses on trading securities are included in noninterest income.

Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at market value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). We review all debt securities that are in an unrealized loss position for other-than-temporary impairment on a quarterly basis. Other-than-temporary declines in the market value of available for sale debt securities are recognized as a securities loss included in noninterest income in the period in which the determination is made.

We include all interest on debt securities, including amortization of premiums and accretion of discounts using the interest method, in net interest income. We compute gains and losses realized on the sale of debt securities available for sale on a specific security basis and include them in noninterest income.

LOANS AND LEASES

Except as described below, loans are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on loans purchased. Interest related to loans other than nonaccrual loans is accrued based on the principal amount outstanding and credited to net interest income as earned using the interest method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and amortized to income, over periods not exceeding the contractual life of the loan, using methods that are not materially different from the interest method.

Certain loans are accounted for at fair value in accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, with changes in fair value reported in trading revenue. The fair value of these loans was $160 million, or less than .5% of the total loan portfolio, at March 31, 2007.

We also provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using the interest method. Lease residual values are reviewed for other-than-temporary impairment on a quarterly basis. Gains or losses on the sale of leased assets are included in noninterest income while valuation adjustments on lease residuals are included in noninterest expense.

LOAN SALES, SECURITIZATIONS AND RETAINED INTERESTS

We recognize the sale of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. We also sell mortgage and other loans through secondary market securitizations. In certain cases, we may retain a portion or all of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and, in some cases, cash reserve accounts, all of which are considered retained interests in the transferred assets. Our loan sales and securitizations are generally structured without recourse to us and with no restrictions on the retained interests. In the event we are obligated for recourse liabilities in a sale, our policy is to record such liabilities at fair value upon closing of the transaction. Specific reserves and allocated pooled reserves are charged-off and reduce the basis of the loans when the loans are designated as held for sale. Gains or losses recognized on the sale of the loans depend on the allocation of carrying value between the loans sold and the retained interests, based on their relative fair market values at the date of sale. We generally estimate fair value based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable. Gains or losses on these transactions are reported in noninterest income.

As of January 1, 2006, we adopted SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. “ SFAS 156 was issued in March 2006 and requires all newly recognized servicing rights and obligations to be initially measured at fair value. For each class of recognized servicing rights and obligations, the standard permits the election of either the amortization method or the fair value measurement method for subsequent measurement of the asset or obligation. For separately recognized servicing rights and obligations retained or purchased related to commercial loans and commercial mortgages, we have elected to account for them under the amortization method, which requires us to amortize the servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss. For servicing rights or obligations related to residential mortgage loans, we have elected to account for subsequent adjustments using the fair value method with changes in the value of the right or obligation reflected in noninterest income.

Each quarter, we evaluate our servicing assets that are being carried at amortized cost for impairment by categorizing the pools of assets underlying servicing rights by product type. A valuation allowance is recorded and reduces current income when the carrying amount of a specific asset category exceeds its fair value.

We classify securities retained as debt securities available for sale or other assets, depending on the form of the retained interest. Retained interests that are subject to prepayment risk are reviewed on a quarterly basis for impairment. If the fair value of the retained interest is below its carrying amount and the decline is determined to be other-than-temporary, then the decline is reflected in noninterest income. We recognize other adjustments to the fair market value of retained interests classified as available for sale securities through accumulated other comprehensive income (loss).

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans,
•	Troubled debt restructurings, and
•	Foreclosed assets.

Other than consumer loans, we generally classify loans as nonaccrual when we determine that the collection of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more and the loans are not well-secured or in the process of collection. When the accrual of interest is discontinued, any accrued but uncollected interest credited to income in the current year is reversed and any unpaid interest accrued in the prior year, is charged against the allowance for loan and lease losses. We charge off loans based on the facts and circumstances of the individual loan.

Consumer loans well-secured by residential real estate, including home equity and home equity lines of credit, are classified as nonaccrual at 12 months past due. These loans are considered well secured if the fair market value of the property, less 15% to cover potential foreclosure expenses, is greater than or equal to the principal balance including any superior liens. A fair market value assessment of the property is initiated when the loan becomes 80 to 90 days past due. The procedures for foreclosure of these loans is consistent with our general foreclosure process discussed below. The classification of consumer loans well-secured by residential real estate as nonaccrual loans at 12 months past due is in accordance with Federal Financial Institutions Examination Council guidelines. We charge off loans based on the facts and circumstances of the individual loan.

Consumer loans not well-secured or in the process of collection are classified as nonaccrual at 120 days past due if they are home equity loans and at 180 days past due if they are home equity lines of credit. These loans are recorded at the lower of cost or market value, less liquidation costs and the unsecured portion of these loans is generally charged off when they become nonaccrual.

A loan is categorized as a troubled debt restructuring if a significant concession is granted due to deterioration in the financial condition of the borrower.

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

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Depending on various state statutes, legal proceedings are initiated on or about the 65th day of delinquency. If no other remedies arise from the legal proceedings, the final outcome will result in the sheriff’s sale of the property. When PNC acquires the deed, the transfer of loans to other real estate owned (“OREO”) will be completed. These assets are recorded on the date acquired at the lower of the related loan balance or market value of the collateral less estimated disposition costs. We estimate market values primarily based on appraisals, when available, or quoted market prices on liquid assets. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value less estimated disposition costs. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in noninterest expense.

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the allowance for loan and lease losses at a level that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for credit losses, which is charged against operating results, and decreased by the amount of charge-offs, net of recoveries. Our determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Expected default probabilities,
•	Loss given default,
•	Exposure at default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Estimated losses on consumer loans and residential mortgages, and
•	Amounts for changes in economic conditions and potential estimation or judgmental imprecision.

In determining the adequacy of the allowance for loan and lease losses, we make specific allocations to impaired loans, allocations to pools of watchlist and nonwatchlist loans and allocations to consumer and residential mortgage loans. We also allocate reserves to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

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

While our pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of uncertainty associated with, but not limited to, potential estimation errors and imprecision in the estimation process due to the inherent lag of information. We provide additional reserves that are designed to provide coverage for expected losses attributable to such risks. In addition, these reserves include factors which may not be directly measured in the determination of specific or pooled reserves. These factors include:

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

MORTGAGE AND OTHER LOAN SERVICING RIGHTS

We provide servicing under various commercial, consumer and residential loan servicing contracts. These contracts are either purchased in the open market or retained as part of a commercial mortgage loan securitization, residential mortgage loan sale or other commercial loan sale. Prior to January 1, 2006, purchased contracts were recorded at cost and the servicing rights retained from the sale or securitization of loans were recorded based on their relative fair value to all of the assets securitized or sold. As a result of the adoption of SFAS 156, beginning January 1, 2006 all newly acquired servicing rights were initially measured at fair value. Fair value is based on the present value of the expected future servicing cash flows, including assumptions as to:

•	Interest rates for escrow and deposit balance earnings,
•	Discount rates,
•	Estimated interest rates, and
•	Estimated servicing costs.

For subsequent measurements of our servicing rights we have elected to account for our commercial mortgage and commercial loan servicing rights as a class of assets under the amortization method. This determination was made based on the unique characteristics of the commercial mortgages and commercial loans underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial servicing rights assets. Specific risk characteristics of the commercial mortgages include loan type, currency or exchange rate, interest rates and expected cash flows. Specific risk characteristics of commercial loans include interest rates and credit quality factors which could impact expected cash flows. We record the servicing assets as other intangible assets and amortize them over their estimated lives in proportion to estimated net servicing income or loss. On a quarterly basis, we test the assets for impairment using various valuation models. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized. Servicing fees are recognized as they are earned and are reported net of amortization expense in noninterest income. For residential mortgage servicing rights, we have elected to account for these assets under the fair value method. The primary risk of changes to the value of the residential mortgage servicing rights resides in the potential volatility in the economic assumptions used, primarily the interest rates. The pricing methodology used by PNC to value residential mortgage servicing rights uses a combination of securities market data observations, model cash flow projections and anecdotal servicing observations and surveys. Changes in the fair values of these assets are reflected in noninterest income.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use a variety of financial derivatives as part of our overall asset and liability risk management process to manage interest rate, market and credit risk inherent in our business activities. We use substantially all such instruments to manage risk related to changes in interest rates. Interest rate and total return swaps, interest rate caps and floors, and futures contracts are the primary instruments we use for interest rate risk management.

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

We recognize all derivative instruments at fair value as either other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as an accounting hedge, the trading gain or loss is recognized in noninterest income.

For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge or a cash flow hedge. We have no derivatives that hedge the net investment in a foreign operation.

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

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation continues to be reported in other comprehensive income or loss until the forecasted transaction affects earnings.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be applied on an instrument by instrument basis with a few exceptions. The election is irrevocable and must be applied to entire instruments and not to portions of instruments. We will adopt SFAS 159 beginning January 1, 2008.

During 2006, the FASB issued the following:

•

SFAS 157, “Fair Value Measurements,” defines fair value and establishes a framework for measuring fair value which includes permissible valuation techniques and a hierarchy of inputs utilized in the measurement process. This statement applies whenever other accounting standards require or permit fair value measurement. As required, we will adopt SFAS 157 prospectively beginning January 1, 2008. While we are continuing to evaluate the possible impact of this new standard, we currently do not expect the adoption to have a material effect on our results of operations or financial position.

•

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and sets forth recognition, derecognition and measurement criteria for tax positions taken or expected to be taken in a tax filing. For PNC, this guidance is effective for all tax positions taken or expected to be taken beginning on January 1, 2007. See Note 11 Income Taxes.

•

FASB Staff Position No. (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This guidance requires a recalculation of the timing of income recognition for a leveraged lease under SFAS 13, “Accounting for Leases,” when a change in the timing of income tax deductions directly related to the leveraged lease transaction occurs or is projected to occur. Any tax positions taken regarding the leveraged lease transaction must be recognized and measured in accordance with FIN 48 described above. This guidance is effective for PNC beginning January 1, 2007 with the cumulative effect of applying the provisions of this FSP being recognized through an adjustment to opening retained earnings. Any immediate or future reductions in earnings from the change in accounting would be recovered in subsequent years. Our adoption of the guidance in FSP FAS 13-2 resulted in an after-tax charge to beginning retained earnings at January 1, 2007 of approximately $149 million.

NOTE 2 ACQUISITION

Effective March 2, 2007, we acquired Mercantile Bankshares Corporation (“Mercantile”) under an Agreement and Plan of Merger dated as of October 8, 2006. Mercantile shareholders received .4184 shares of PNC common stock and $16.45 in cash for each share of Mercantile, or in the aggregate approximately 53 million shares of PNC common stock and $2.1 billion in cash. Total consideration paid was approximately $5.9 billion in stock and cash.

Mercantile has added banking and investment and wealth management services through 235 branches in Maryland, Virginia, the District of Columbia, Delaware and southeastern Pennsylvania. This transaction has significantly expanded our presence in the mid-Atlantic region, particularly within the attractive Baltimore and Washington, DC markets.

Our acquisition of Mercantile added approximately $21 billion of assets to our Consolidated Balance Sheet, including $12.4 billion of loans, $4.3 billion of goodwill and $3.0 billion of available for sale and trading securities. Loans added with this acquisition included $5.8 billion of commercial real estate, $2.7 billion of commercial, $2.3 billion of residential mortgage and $1.6 billion of consumer loans. In addition, we added $12.5 billion of deposits and $2.1 billion of borrowed funds in connection with this acquisition. Our Consolidated Income Statement includes the impact of Mercantile subsequent to our March 2, 2007 acquisition.

NOTE 3 SECURITIES

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
March 31, 2007 (a)

SECURITIES AVAILABLE FOR SALE

Debt securities
Residential mortgage-backed	$19,594	$65	$(113)	$19,546
Commercial mortgage-backed	3,884	18	(20)	3,882
Asset-backed	2,049	4	(10)	2,043
U.S. Treasury and government agencies	414		(3)	411
State and municipal	206	1	(2)	205
Other debt	36			36
Total debt securities	26,183	88	(148)	26,123
Corporate stocks and other	352			352
Total securities available for sale	$26,535	$88	$(148)	$26,475
December 31, 2006 (a)

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$17,325	$39	$(156)	$17,208
Commercial mortgage-backed	3,231	13	(25)	3,219
Asset-backed	1,615	3	(9)	1,609
U.S. Treasury and government agencies	611		(3)	608
State and municipal	140	1	(2)	139
Other debt	90		(3)	87
Total debt securities	23,012	56	(198)	22,870
Corporate stocks and other	321	1	(1)	321
Total securities available for sale	$23,333	$57	$(199)	$23,191

(a)	Securities held to maturity at March 31, 2007 and December 31, 2006 totaled less than $.5 million at each date.

We evaluate our securities available for sale portfolio in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At March 31, 2007, securities available for sale included a net unrealized loss of $60 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $142 million.

The fair value of securities available for sale generally decreases when interest rates increase and vice versa. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.

Of the $148 million gross unrealized loss amount at March 31, 2007, $134 million related to securities that had been in a loss position for 12 months or more. The fair value of those securities totaled approximately $7.4 billion. Of those securities in an unrealized loss position for 12 months or more as of March 31, 2007, PNC held 11 residential mortgage-backed security positions with fair value totaling $270 million that had an unrealized loss of more than 5% when compared with their amortized cost. The unrealized loss on these positions totaled $19 million and, the unrealized loss amount on any individual position did not exceed $4 million. These securities are primarily collateralized mortgage obligations where amortized cost closely approximates the par value of the security. These securities are either US government agency issued or rated “AAA”. At March 31, 2007, PNC also held certain other securities included in the other categories in the preceding table that had an unrealized loss of more than 5% when compared with their amortized cost. The approximate fair value of these other securities at March 31, 2007 was $5 million and the aggregate unrealized loss on these securities positions was not significant. The majority of the reported unrealized loss related to these securities and the remaining other available for sale securities is attributable to changes in interest rates and not from the deterioration in the credit quality of the issuer.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 3 years and 8 months at March 31, 2007 and December 31, 2006.

Information relating to securities sold is set forth in the following table:

Securities Sold

Three months ended March 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Income Tax Expense/ (Benefit)
2007	$3,425	$9	$(12)	$(3)	$(1)
2006	1,257		(4)	(4)	(1)

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $23.3 billion at March 31, 2007 and $10.6 billion at

December 31, 2006. The increase is due primarily to an increase in securities pledged as collateral for the ability to borrow from the Federal Reserve Bank of Cleveland. The pledged securities include positions held in our portfolio of securities available for sale, trading securities that are included in Other short-term investments on our Consolidated Balance Sheet, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $1.3 billion at March 31, 2007 and $1.4 billion at December 31, 2006 and is a component of Federal funds sold and Resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $1.2 billion was repledged to others at March 31, 2007 and $1.3 billion was repledged to others at December 31, 2006.

NOTE 4 ASSET QUALITY

The following table sets forth nonperforming assets and related information.

Dollars in millions	March 31, 2007	December 31, 2006
Nonaccrual loans
Commercial	$121	$109
Commercial real estate	25	12
Consumer	14	13
Residential mortgage	16	12
Lease financing	2	1
Total nonaccrual loans	178	147
Foreclosed and other assets
Lease	12	12
Residential mortgage	11	10
Other	3	2
Total foreclosed and other assets	26	24
Total nonperforming assets (a)	$204	$171
Nonperforming loans to total loans	.28%	.29%
Nonperforming assets to total loans and foreclosed assets	.32	.34
Nonperforming assets to total assets	.17	.17
(a)	Excludes equity management assets carried at estimated fair value of $15 million at March 31, 2007 and $11 million at December 31, 2006 (amounts include troubled debt restructured assets of $4 million at both March 31, 2007 and December 31, 2006) and loans held for sale carried at lower of cost or market value of $18 million at March 31, 2007.

Changes in the allowance for loan and lease losses were as follows:

In millions	2007	2006
Allowance at January 1	$560	$596
Charge-offs
Commercial	(31)	(16)
Consumer	(17)	(12)
Total charge-offs	(48)	(28)
Recoveries
Commercial	7	6
Consumer	5	4
Total recoveries	12	10
Net charge-offs
Commercial	(24)	(10)
Consumer	(12)	(8)
Total net charge-offs	(36)	(18)
Provision for credit losses	8	22
Acquired allowance—Mercantile	142
Net change in allowance for unfunded loan commitments and letters of credit	16	(3)
Allowance at March 31	$690	$597

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2007	2006
Allowance at January 1	$120	$100
Acquired allowance – Mercantile	17
Net change in allowance for unfunded loan commitments and letters of credit	(16)	3
Allowance at March 31	$121	$103

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business segment for the three months ended March 31, 2007 follows:

Goodwill

In millions	December 31 2006	Additions/ Adjustments	March 31 2007
Retail Banking	$1,466	$3,958	$5,424
Corporate & Institutional Banking	938	368	1,306
PFPC	968		968
BlackRock	30	13	43
Other		(2)	(2)
Total	$3,402	$4,337	$7,739

We added $4.3 billion of goodwill and $288 million of other intangible assets in connection with our March 2007 acquisition of Mercantile. Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at that date becomes available. We are awaiting certain information relating to our valuations and any pre-acquisition contingencies. Revisions may result in subsequent adjustments to goodwill. As of March 31, 2007, the goodwill and other intangible assets related to Mercantile are reported in the Retail Banking and Corporate & Institutional Banking business segments.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	March 31, 2007	December 31, 2006
Customer-related and other intangibles
Gross carrying amount	$623	$342
Accumulated amortization	(193)	(178)
Net carrying amount	$430	$164
Mortgage and other loan servicing rights
Gross carrying amount	$727	$689
Accumulated amortization	(228)	(212)
Net carrying amount	$499	$477
Total	$929	$641

Most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights and certain core deposit intangibles, on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than 1 year to 12 years, with a weighted-average remaining useful life of approximately 8 years. Our mortgage and other loan servicing rights are amortized primarily over a period of 5 to 10 years in proportion to the estimated net servicing cash flows from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the three months ended March 31, 2007 are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2006	$3,402	$164	$477
Additions/adjustments:
Mercantile acquisition	4,326	281	7
Corporate & Institutional	(2)		31
BlackRock	13
Amortization		(15)	(16)
Balance at March 31, 2007	$7,739	$430	$499

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We record goodwill when BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest.

Servicing revenue from both commercial and residential mortgage servicing assets and liabilities generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances and ancillary fees totaling $43 million for the three months ended March 31, 2007 and $33 million for the three months ended March 31, 2006. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for the first three months of 2007 was $31 million. Amortization expense on existing intangible assets for the remainder of 2007 and for 2008 through 2012 is estimated to be as follows:

•	Remainder of 2007: $146 million,
•	2008: $147 million,
•	2009: $129 million,
•	2010: $109 million,
•	2011: $94 million, and
•	2012: $53 million.

NOTE 6 VARIABLE INTEREST ENTITIES

As discussed in our 2006 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs as of March 31, 2007 and December 31, 2006 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2006 Form 10-K.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
March 31, 2007
Market Street	$3,820	$3,819	$6,149	(a)
Collateralized debt obligations	540	449	8
Partnership interests in low income housing projects	33	30	8
Total	$4,393	$4,298	$6,165
December 31, 2006
Market Street	$4,020	$4,020	$6,117(a	)
Collateralized debt obligations	815	570	22
Partnership interests in low income housing projects	33	30	8
Total	$4,868	$4,620	$6,147

(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.5 billion at March 31, 2007. The comparable amounts at December 31, 2006 were $5.6 billion and $.6 billion, respectively.

MARKET STREET

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities are limited to the purchasing of assets or making loans secured by interests primarily in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the asset purchases or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancement, liquidity facilities and program-level credit enhancement.

PNC Bank, National Association (“PNC Bank, N.A.”) provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. All of Market Street’s assets at March 31, 2007 and December 31, 2006 collateralize the commercial paper obligations. PNC views its credit exposure for the Market Street transactions as limited. Facilities requiring PNC to fund for defaulted assets totaled $890 million at March 31, 2007. For 84% of the liquidity facilities at March 31, 2007, PNC is not required to fund if the assets are in default. PNC may be liable for funding under liquidity facilities for events such as borrower bankruptcies, collateral deficiencies or covenant violations. Additionally, PNC’s obligations under the liquidity facilities are secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of the expected historical losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 23, 2012. Neither creditors nor equity investors in Market Street have any recourse to our general credit. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $2.9 million and $1 million, respectively, for the quarter ended March 31, 2007.

As more fully described in our 2006 Form 10-K, Market Street was restructured as a limited liability company in October 2005 and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party.

The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $6.0 million as of March 31, 2007. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

As a result of the Note issuance, we reevaluated the design of Market Street, its capital structure and relationships among the variable interest holders under the provisions of FIN 46R. Based on this analysis, we determined that we were no longer the primary beneficiary as defined by FIN 46R and deconsolidated Market Street from our Consolidated Balance Sheet effective October 17, 2005. There have been no events or changes in the contractual terms of the Note since that date that would change this conclusion.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
March 31, 2007	$780	$780
December 31, 2006	$834	$834

Investment Company Accounting - Deferred Application

We also have subsidiaries that invest in and act as the investment manager for private equity funds organized as limited partnerships as part of our equity management activities. The funds invest in private equity investments to generate capital appreciation and profits. As permitted by FIN 46R, we have deferred applying the provisions of the interpretation for these entities pending further action by the FASB. These entities are not consolidated into our financial statements as of March 31, 2007 or December 31, 2006. Information on these entities follows:

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
March 31, 2007	$110	$110	$102
December 31, 2006	$102	$102	$104

PNC’s risk of loss in the table above includes both the value of our equity investments and any unfunded commitments to the respective entities. The value of our investment in these entities is included in equity investments on our Consolidated Balance Sheet.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for both regulatory and tangible ratios.

In December 2006, one of our indirect subsidiaries, PNC REIT Corp., sold $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust Securities”) of PNC Preferred Funding Trust I (“Trust I”), in a private placement. PNC REIT Corp. had previously acquired the Trust Securities from the trust in exchange for an equivalent amount of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities (the “LLC Preferred Securities”), of PNC Preferred Funding LLC, (the “LLC”), held by PNC REIT Corp. The LLC’s initial material assets consist of indirect interests in mortgages and mortgage-related assets previously owned by PNC REIT Corp. Our 2006 Form 10-K includes additional information regarding the Trust Securities, including descriptions of replacement capital and dividend restriction covenants.

In March 2007, PNC Preferred Funding LLC , sold $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust II (“Trust II”), in a private placement. In connection with the private placement, Trust II acquired $500 million of LLC Preferred Securities.

PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I and Trust II’s investment in the LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I and Trust II. This minority interest totaled approximately $981 million at March 31, 2007.

NOTE 7 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

In March 2007, we redeemed all of the underlying Capital Securities relating to UNB Capital Trust I and Riggs Capital Trust II. The total outstanding Capital Securities redeemed were $216 million.

As part of the Mercantile acquisition, we acquired the James Monroe Statutory Trust II (“Monroe Trust II”) and the James Monroe Statutory Trust III (“Monroe Trust III”).

On July 31, 2003, Monroe Trust II was formed and issued $4 million of capital securities which are due July 31, 2033 and redeemable beginning July 31, 2008 at par. On October 3, 2005, Monroe Trust III was formed and issued $8 million of capital securities which are due December 15, 2035 and are redeemable beginning December 15, 2010 at par. Aggregate junior subordinated debt of $12 million owed by PNC to Monroe Trust II and Monroe Trust III is included on our Consolidated Balance Sheet at March 31, 2007, with the related service cost included in interest expense.

At March 31, 2007, our remaining Capital Securities represent non-voting preferred beneficial interests in the assets of PNC Institutional Capital Trust B and PNC Capital Trusts C and D (as further described in Note 14 Capital Securities of Subsidiary Trusts of our 2006 Form 10-K) and Monroe Trusts II and III. All of these trusts are wholly owned finance subsidiaries of PNC. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

We have elected to redeem, effective May 15, 2007, all of the underlying Capital Securities, totaling $300 million, relating to PNC Institutional Capital Trust B.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 4 Regulatory Matters in our 2006 Form 10-K.

NOTE 8 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

Pension and Post-Retirement Plans

As more fully described in our 2006 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees. We also provide certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans. The nonqualified pension and postretirement benefit plans are unfunded.

The components of our net periodic pension and post-retirement benefit cost for the first quarter of 2007 and 2006 were as follows:

	Qualified Pension Plan		Nonqualified Pension Plan		Post-retirement Benefits
Three months ended March 31 In millions	2007	2006	2007	2006	2007	2006
Service cost	$9	$9			$1
Interest cost	19	17	$1	$1	3	$4
Expected return on plan assets	(36)	(32)
Amortization of prior service cost					(2)	(2)
Recognized net actuarial loss		6	1	1		1
Net periodic cost (benefit)	$(8)	$—	$2	$2	$2	$3

During the first quarter of 2007, we added another defined benefit pension plan as a result of the Mercantile acquisition. Plan assets and benefit obligations of the Mercantile plan were approximately $242 million and $246 million, respectively, at acquisition date. The $4 million funding deficit was recognized as part of the Mercantile acquisition purchase price allocation. We plan to integrate the Mercantile plan into the PNC plan as of December 31, 2007.

Stock-Based Compensation Plans

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. We grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of March 31, 2007, no incentive stock options or stock appreciation rights were outstanding. The Incentive Plans are more fully described in Note 18 Stock-Based Compensation Plans of our 2006 Form 10-K.

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

Generally, options granted under the Incentive Plans vest ratably over a three-year period as long as the grantee remains an employee or, in certain cases, retires from PNC. For all options granted prior to the adoption of SFAS 123R “Share-Based Payment” (“SFAS 123R”), we recognized compensation expense over the three-year vesting period. If an employee retired prior to the end of the three-year vesting period, we accelerated the expensing of all unrecognized compensation costs at the retirement date. As required under SFAS 123R, we recognize compensation expense for options granted to retirement-eligible employees after January 1, 2006 in the period granted, in accordance with the service period provisions of the options. Total compensation expense recognized related to PNC stock options during the first quarter of 2007 and 2006 was approximately $6 million in each quarter.

For purposes of computing stock option expense, we estimated the fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are very subjective.

We used the following assumptions in the option-pricing model to determine first quarter 2007 and 2006 stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Option Pricing Assumptions

Weighted average for the three months ended March 31	2007	2006
Risk-free interest rate	4.9%	4.4%
Dividend yield	3.4%	3.7%
Volatility	19.4%	20.6%
Expected life	4.6 yrs.	5.5 yrs.

The following table summarizes PNC stock option information as of and for the three month period ending March 31, 2007:

	Shares (thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2006	14,950	$59.29
Granted	1,604	72.74
Exercised	(1,155)	54.85
Forfeited	(25)	70.84
Outstanding at March 31, 2007	15,374	$61.00
Exercisable at March 31, 2007	11,527	$58.91

The weighted-average grant-date fair value of options granted during the first quarter of 2007 was $10.76 per option, compared with $10.00 per option for options granted during the first quarter of 2006. During the first quarter of 2007 we issued approximately 1.1 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we intend to utilize treasury stock for future stock option exercises.

Incentive/Performance Unit Share and Restricted Stock/Unit Awards

The fair value of nonvested incentive/performance unit shares and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock price on the date of grant. Incentive/performance unit shares are subsequently valued subject to the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee of the Board of Directors approves the final award payout with respect to incentive/performance unit shares. Restricted stock/unit awards have various vesting periods ranging from 24 months to 60 months. There are no financial or performance goals associated with any of our restricted stock/unit awards.

We recognize compensation expense for incentive/performance unit shares and restricted stock/unit awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to PNC incentive/performance unit share and restricted stock/unit awards during the first quarter of 2007 was approximately $10 million, compared with $12 million during the first quarter of 2006.

The following table summarizes PNC nonvested incentive/performance unit shares and restricted stock/unit awards as of and for the three month period ending March 31, 2007:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Units	Weighted- Average Grant Date Fair Value
Dec. 31, 2006	186	$64.15	2,425	$57.45
Granted	130	68.91	512	69.86
Vested	—	—	(761)	59.94
Forfeited	—	—	(12)	55.46
March 31, 2007	316	$66.11	2,164	$59.52

The weighted-average grant-date fair value of incentive/performance unit shares and restricted stock/unit awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares and for estimated forfeitures on restricted stock/unit awards.

At March 31, 2007, there was $64 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than 5 years.

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

Cash Flow Hedging Strategy

We enter into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of interest rate changes on future interest income. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years for hedges converting floating-rate commercial loans to fixed. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. When the hedged transaction culminates, any unrealized gains or losses related to these swap contracts are reclassified from accumulated other comprehensive loss into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are included in interest income. Ineffectiveness of the strategy, if any, is reported in interest income.

During the next twelve months, we expect to reclassify to earnings $20 million of pretax net losses, or $13 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive loss. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2007. These net losses are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of March 31, 2007 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For those hedge relationships that require testing for ineffectiveness, any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a minimal net loss for the three months ended March 31, 2007 and a $1 million net loss for the three months ended March 31, 2006.

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

Also included in free-standing derivatives are transactions that we enter into for risk management and proprietary purposes that are not designated as accounting hedges, primarily interest rate and basis swaps, interest rate caps and floors, futures, credit default swaps, option and foreign exchange contracts and certain interest rate-locked loan origination commitments as well as commitments to buy or sell mortgage loans.

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

We enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements. Risk participation agreements entered into prior to July 1, 2003 were considered financial guarantees and therefore are not included in derivatives. Agreements entered into subsequent to June 30, 2003 are included in the derivatives table that follows. We determine that we meet our objective of reducing credit risk associated with certain counterparties to derivative contracts when the participation agreements share in their proportional credit losses of those counterparties.

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At March 31, 2007 we held cash and US government and mortgage-backed securities with a fair value of $101 million and pledged cash with a fair value of $176 million under these agreements.

The total notional or contractual amounts, estimated net fair value and credit risk for derivatives at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007			December 31, 2006
In millions	Notional/ Contract amount	Estimated net fair value	Credit risk	Notional/ Contract amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES
Fair value hedges	$5,688	$5	$68	$4,996	$(1)	$51
Cash flow hedges	8,559	77	87	7,815	62	72
Total	$14,247	$82	$155	$12,811	$61	$123
FREE-STANDING DERIVATIVES
Interest rate contracts	$124,207	$19	$506	$101,749	$21	$533
Equity contracts	2,228	(70)	134	2,393	(63)	134
Foreign exchange contracts	7,315	1	55	7,203		61
Credit derivatives	3,673	(3)	8	3,626	(11)	5
Options	85,611	52	271	97,669	68	306
Risk participation agreements	830		1	786
Commitments related to mortgage-related assets	6,024	1	12	2,723	10	15
Other	20			20
Total	$229,908	$—	$987	$216,169	$25	$1,054

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

	Three months ended March 31
In millions, except share and per share data	2007	2006
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income applicable to basic earnings per common share (a)	$459	$354
Basic weighted-average common shares outstanding (in thousands)	308,170	292,027
Basic earnings per common share	$1.49	$1.21
(a) Preferred dividends declared were less than $.5 million for each period.
CALCULATION OF DILUTED EARNINGS PER COMMON SHARe (b) (c)
Net income	$459	$354
Less: BlackRock adjustment for common stock equivalents	2	2
Net income applicable to diluted earnings per common share	$457	$352
Basic weighted-average common shares outstanding (in thousands)	308,170	292,027
Conversion of preferred stock Series A and B	65	75
Conversion of preferred stock Series C and D	562	593
Conversion of debentures	2	2
Exercise of stock options	1,969	2,169
Incentive/performance unit share and restricted stock/unit awards	1,146	1,412
Diluted weighted-average common shares outstanding (in thousands)	311,914	296,278
Diluted earnings per common share	$1.46	$1.19
(b) Excludes stock options considered to be anti-dilutive (in thousands)	4,826	4,930
(c) Excludes exchangeable senior notes considered to be anti-dilutive (in thousands)	7,779	—

NOTE 11 INCOME TAXES

As described in Note 1, we adopted FIN 48 effective January 1, 2007. Our adoption of FIN 48 did not result in a cumulative adjustment to equity.

Upon adoption at January 1, 2007, we had $49 million of unrecognized tax benefits. The unrecognized benefits were composed of the following three broad categories.

In millions
Unrecognized tax benefits related to acquired companies’ tax positions	$10
Unrecognized tax benefits related to temporary differences	20
Unrecognized tax benefits related to permanent differences	19
Total	$49

Under existing accounting rules, any changes in the amounts of unrecognized tax benefits related to acquired companies’ tax positions would result in an adjustment to the goodwill associated with the particular acquisition; any changes in the amounts of unrecognized tax benefits related to temporary differences would result in a reclassification to deferred tax liability; and any changes in the amounts of unrecognized tax benefits related to permanent differences would result in an adjustment to income tax expense and therefore our effective tax rate. The unrecognized tax benefits included above that, if recognized, would affect the effective tax rate total $13 million. This is less than the total amount of unrecognized tax benefit related to permanent differences because a portion of those unrecognized benefits relate to state tax matters.

During the first quarter of 2007, unrecognized tax benefits increased by $39 million primarily due to our acquisition of Mercantile.

Our consolidated federal income tax returns through 2003 have been audited by the Internal Revenue Service. Tax years 1998-2003 are currently before the IRS Appeals Division with the only issue to be resolved being the tax treatment of our cross-border leases. The Internal Revenue Service is in the preliminary stages of examining our 2004 and 2005 consolidated federal income tax returns.

The states of New York, New Jersey and Maryland (following our acquisition of Mercantile) and New York City are principally where we are subject to state and local income tax. The State of New York is currently auditing our 2002 to 2004 filings. Subsequent years remain subject to examination in that jurisdiction. Through 2006, BlackRock was included in our New York combined tax filings and constituted most of the tax liability. Years subsequent to 2002 remain subject to examination by New Jersey and New York City and years subsequent to 2003 remain subject to examination by Maryland.

Our policy is to classify interest and penalties associated with income taxes as income taxes. Upon adoption of FIN 48 at January 1, 2007, we had accrued $72 million of interest related to tax positions, most of which related to our cross- border leasing transactions. The total accrued interest during the first quarter of 2007 increased to $85 million primarily due to our acquisition of Mercantile.

NOTE 12 SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first three months of 2007 follows. Our preferred stock outstanding as of March 31, 2007 and December 31, 2006 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2006	293	$1,764	$1,651	$10,985	$(235)	$(3,377)	$10,788
Net income				459			459
Other comprehensive income (loss), net of tax
Net unrealized securities gains					53		53
Net unrealized gains on cash flow hedge derivatives					17		17
Pension, other postretirement and postemployment benefit plan adjustments					6		6
Other (a)					(3)		(3)
Comprehensive income							532
Cash dividends declared
Common ($.55 per share)				(161)			(161)
Net effect of adopting FSP FAS 13-2				(149)			(149)
Treasury stock activity	53		891			2,860	3,751
Tax benefit of stock option plans			7				7
Stock options granted			6				6
Effect of BlackRock equity transactions			(26)				(26)
Restricted stock/unit and incentive/performance unit share transactions			(9)				(9)
Balance at March 31, 2007	346	$1,764	$2,520	$11,134	$(162)	$(517)	$14,739

Comprehensive income for the three months ended March 31, 2006 totaled $227 million.

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Three months ended March 31, 2007 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses
Increase in net unrealized gains on securities held at period end	$72	$(26)	$46
Less: Net losses realized in net income (b)	(11)	4	(7)
Change in net unrealized securities losses	83	(30)	53
Change in net unrealized losses on cash flow hedge derivatives
Increase in net unrealized gains on cash flow hedge derivatives	24	(9)	15
Less: Net losses realized in net income	(3)	1	(2)
Change in net unrealized losses on cash flow hedge derivatives	27	(10)	17
Change in pension, other postretirement and postemployment benefit plan adjustments		6	6
Change in other (a)	1	(4)	(3)
Change in other comprehensive income (loss)	$111	$(38)	$73

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	March 31, 2007		December 31, 2006
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains (losses)	$(57)	$(38)	$(140)	$(91)
Net unrealized gains (losses) on cash flow hedge derivatives	7	4	(20)	(13)
Pension, other postretirement and postemployment benefit plan adjustments	(228)	(142)	(228)	(148)
Other, net (a)	28	14	27	17
Accumulated other comprehensive loss	$(250)	$(162)	$(361)	$(235)

(a)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income.
(b)	The pretax amount represents net unrealized losses at December 31, 2006 that were realized in 2007 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2007.

NOTE 13 LEGAL PROCEEDINGS

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries. There also are threatened additional proceedings arising out of the same matters. One of the lawsuits was brought on Adelphia’s behalf by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding and was removed to the United States District Court for the Southern District of New York by order dated February 9, 2006. Pursuant to Adelphia’s plan of reorganization, this lawsuit will be prosecuted by a contingent value vehicle, known as the Adelphia Recovery Trust. The other lawsuits, one of which is a putative consolidated class action, were brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in that district court. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims, including violations of federal securities and other federal laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. The bank defendants, including the PNC defendants, have entered into a settlement of the consolidated class action referred to above. This settlement was approved by the district court in November 2006. In December 2006, a group of class members appealed the order approving the settlement agreement to the United States Court of Appeals for the Second Circuit. The amount for which we would be responsible under this settlement is insignificant. We believe that we have defenses to the claims against us in these lawsuits, as well as potential claims against third parties, and intend to defend the remaining lawsuits vigorously. These lawsuits involve complex issues of law and fact, presenting complicated relationships among the many financial and other participants in the events giving rise to these lawsuits, and have not progressed to the point where we can predict the outcome of the remaining lawsuits other than the one for which a settlement is pending. It is not possible to determine what the likely aggregate recoveries on the part of the plaintiffs in these remaining matters might be or the portion of any such recoveries for which we would ultimately be responsible, but the final consequences to PNC could be material.

In April 2005, an amended complaint was filed in the putative class action against PNC, PNC Bank, N.A., our Pension Plan and its Pension Committee in the United States District Court

for the Eastern District of Pennsylvania (originally filed in December 2004). The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula into a “cash balance” formula, the design and continued operation of the Plan, and other related matters. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter. Plaintiffs also seek to represent a subclass of all current and former employee participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter who were or would have become eligible for an early retirement subsidy under the former Plan at some time prior to the date of the amended complaint. The plaintiffs are seeking unquantified damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. In November 2005, the district court granted our motion to dismiss the amended complaint. Plaintiffs appealed this ruling to the United States Court of Appeals for the Third Circuit, which affirmed the district court’s ruling in an opinion dated January 30, 2007. In February 2007, the court of appeals denied plaintiffs’ petition for rehearing. Plaintiffs may seek further judicial review of the dismissal of the complaint.

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

As a result of the acquisition of Riggs, PNC is now responsible for Riggs’ obligations to provide indemnification to its directors, officers, and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of Riggs. PNC is also now responsible for Riggs’ obligations to advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. Since the acquisition, we have advanced such costs on behalf of covered individuals from Riggs and expect to continue to do so in the future.

Between 2001 and 2003, on behalf of either individual plaintiffs or a putative class of plaintiffs, several separate actions were filed in state and federal court against Community Bank of Northern Virginia (“CBNV”) and other defendants challenging the validity of second mortgage loans the defendants made to the plaintiffs. CBNV became a subsidiary of PNC when we acquired Mercantile. All of the cases were either filed in, or removed to, the United States District Court for the Western District of Pennsylvania. In June 2003, the parties to the various actions informed the court that they had reached an agreement in principle to settle the various actions. In July 2003, the court conditionally certified a class for settlement purposes, preliminarily approved the class settlement, and directed the issuance of notice to the class. Thereafter, certain plaintiffs who had initially opted out of the proposed settlement and other objectors challenged the validity of the settlement in the district court. The district court denied their arguments and approved the settlement. These “opt out” plaintiffs and other objectors appealed the district court’s approval of the settlement to the United States Court of Appeals for the Third Circuit. In August 2005, the court of appeals reversed the district court’s approval of the settlement and remanded the case to the district court with instructions to consider and address certain specific issues when re-evaluating the settlement. In August 2006, the settling parties submitted a modified settlement agreement to the district court for its approval. In addition, several individuals have filed actions on behalf of themselves or a putative class of plaintiffs alleging claims involving CBNV’s second mortgage loans. These actions also were filed in, or transferred for coordinated or consolidated pre-trial proceedings, to the United States District Court for the Western District of Pennsylvania. The plaintiffs in these lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a refund of all origination fees and fees paid for title services.

There are several pending proceedings or other matters arising out of the three 2001 PAGIC transactions. These proceedings and other matters, including pending settlements relating to certain of the lawsuits and other claims arising out of the PAGIC transactions, are described in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006. In April 2007, the United States District Court for the Western District of Pennsylvania approved the settlement by our former independent auditors for the years ended 2001 of the consolidated class action arising out of the PAGIC transactions. This defendant’s settlement will become effective on May 18, 2007 unless there is an appeal from the court’s approval. Upon effectiveness of this settlement, this defendant will dismiss its appeal of the court’s approval of our settlement of the same class action. At that point, our settlement would become final.

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We have assigned to Retail Banking capital equal to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The assigned capital for PFPC reflects its legal entity shareholders’ equity.

BlackRock business segment results for the three months ended March 31, 2006 reflected our majority ownership in BlackRock during that period. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, which had the effect of reducing our ownership interest to approximately 34%, our investment in BlackRock has been accounted for under the equity method but continues to be a separate reportable business segment of PNC. The fair value of our investment in BlackRock at March 31, 2007 was approximately $6.7 billion. Our first quarter 2006 business segment information included in this Note 14 for BlackRock was not restated.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP distributions and obligations, Mercantile and BlackRock/MLIM acquisition integration costs, asset and liability management activities, related net securities gains or losses, certain trading activities, equity management activities and minority interest in income of BlackRock for the first quarter of 2006, differences between business segment performance reporting and financial statement reporting (GAAP), and most corporate overhead.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to approximately 2.9 million consumer and small business customers within our primary geographic area. Our customers are serviced through 1,077 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania; New Jersey; Washington, DC; Maryland; Virginia; Ohio; Kentucky and Delaware. Brokerage services are provided through PNC Investments, LLC, and J.J.B. Hilliard, W.L. Lyons, Inc. Retail Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through its Vested Interest® product. These services are provided to individuals and corporations primarily within our primary geographic markets.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services provided nationally.

BlackRock is one of the world’s largest publicly traded investment management firms. As of March 31, 2007, BlackRock’s assets under management were approximately $1.15 trillion. The firm manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, cash management and alternative investment products. In addition, BlackRock provides BlackRock Solutions® investment system, risk management, and financial advisory services to a growing number of institutional investors. The firm has a major presence in key global markets, including the United States, Europe, Asia, Australia and the Middle East.

PFPC is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, managed accounts, subaccounting, and distribution. PFPC serviced $2.2 trillion in total assets and 68 million shareholder accounts as of March 31, 2007 both domestically and internationally through its Ireland and Luxembourg operations.

Business Segment Results

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2007 INCOME STATEMENT
Net interest income (expense)	$451	$180		$(5)	$(3)		$623
Noninterest income	387	187	$66	205	156	$(10)	991
Total revenue	838	367	66	200	153	(10)	1,614
Provision for (recoveries of) credit losses	23	(16)			1		8
Depreciation and amortization	22	5		15	24		66
Other noninterest expense	474	188		138	85	(7)	878
Earnings (loss) before income taxes	319	190	66	47	43	(3)	662
Income taxes	118	58	15	16	(7)	3	203
Earnings (loss)	$201	$132	$51	$31	$50	$(6)	$459
Inter-segment revenue	$6	$3	$4	$4	$(7)	$(10)
AVERAGE ASSETS (a)	$34,449	$26,498	$3,870	$2,378	$44,087	$(3,860)	$107,422
2006 INCOME STATEMENT
Net interest income (expense)	$407	$167	$13	$(9)	$(22)		$556
Noninterest income	345	165	396	227	70	$(18)	1,185
Total revenue	752	332	409	218	48	(18)	1,741
Provision for credit losses	9	12			1		22
Depreciation and amortization	17	6	9	14	26		72
Other noninterest expense	423	169	288	159	67	(16)	1,090
Earnings (loss) before minority interests in BlackRock and income taxes	303	145	112	45	(46)	(2)	557
Minority interest in BlackRock					22		22
Income taxes	113	43	41	18	(33)	(1)	181
Earnings (loss)	$190	$102	$71	$27	$(35)	$(1)	$354
Inter-segment revenue	$3	$2	$8	$1	$4	$(18)
AVERAGE ASSETS (a)	$29,369	$23,788	$1,841	$2,385	$36,930	$(2,184)	$92,129

(a)	Period-end balances for BlackRock and PFPC.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis, the inclusion of BlackRock/MLIM acquisition integration costs in “Other” in the Item 2 presentation, and classification differences related to PFPC. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of other nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section.

NOTE 15 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments related to private equity investments, affordable housing limited partnerships and other investments were $291 million, $56 million and $60 million, respectively, at March 31, 2007. The amount of other investments at March 31, 2007 included those related to Steel City Capital Funding LLC (“Steel City”) as further discussed below.

On March 1, 2007, we entered into a joint venture with a third party to form Steel City for purposes of purchasing and originating second lien loans and turnaround loans. Our primary reason for pursuing this venture was to leverage our strengths of origination and servicing, provide an additional product to our customers, and allow for us to moderate the risks associated with this asset class. Additionally, we will earn fees for portfolio management services. Steel City is a limited liability company in which various PNC subsidiaries will initially hold an approximate 31% equity ownership. Our initial capital contribution to Steel City was approximately $33 million with a commitment to fund an additional $45 million. The third party investor contributed initial capital of $74 million with a commitment to fund an additional $101 million. We evaluated the accounting for this transaction under FIN 46R and other appropriate generally accepted accounting principles and determined that our aggregate investment will be accounted for under the equity method. This transaction did not have a material impact on our consolidated results of operations.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on March 31, 2007 had terms ranging from less than one year to 10 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $6.9 billion at March 31, 2007.

Assets valued as of March 31, 2007 of approximately $.8 billion secured certain specifically identified standby letters of credit. Approximately $2.1 billion in recourse provisions from third parties was also available for this purpose as of March 31, 2007. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $54 million at March 31, 2007.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At March 31, 2007, the aggregate of PNC’s commitments under these facilities was $240 million. PNC also enters into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At March 31, 2007, our total commitments under these facilities were $5.8 billion, of which $5.6 billion was related to Market Street.

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit in a total amount of approximately $4 million.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs and Mercantile, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during the first three months of 2007. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At March 31, 2007, the total maximum potential exposure as a result of these indemnity obligations was $14.7 billion, although we held collateral at the time in excess of that amount.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At March 31, 2007, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $54 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net asset of $3 million at March 31, 2007. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $1.1 billion at March 31, 2007.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to 10 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements is approximately $406 million at March 31, 2007.

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

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	First Quarter 2007			Fourth Quarter 2006
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Securities available for sale
Residential mortgage-backed	$17,198	$229	5.33%	$16,082	$213	5.31%
Commercial mortgage-backed	3,338	44	5.19	2,640	34	5.10
Asset-backed	1,876	26	5.52	1,561	22	5.57
U.S. Treasury and government agencies	394	4	4.20	441	4	4.11
State and municipal	162	2	4.93	140	2	5.25
Other debt	79	2	7.05	89	1	7.13
Corporate stocks and other	347	4	4.95	277	3	4.07
Total securities available for sale	23,394	311	5.31	21,230	279	5.27
Loans, net of unearned income
Commercial	21,479	391	7.28	20,458	380	7.26
Commercial real estate	5,478	101	7.40	3,483	65	7.30
Consumer	16,865	269	6.47	16,272	263	6.41
Residential mortgage	7,173	105	5.84	5,606	79	5.60
Lease financing	2,534	24	3.81	2,789	30	4.30
Other	527	9	6.80	385	7	7.49
Total loans, net of unearned income	54,056	899	6.68	48,993	824	6.63
Loans held for sale	2,955	45	6.13	3,167	46	5.84
Federal funds sold and resale agreements	2,092	26	4.96	2,049	28	5.11
Other	2,735	41	6.17	3,198	45	5.57
Total interest-earning assets/interest income	85,232	1,322	6.23	78,637	1,222	6.15
Noninterest-earning assets:
Allowance for loan and lease losses	(612)			(557)
Cash and due from banks	2,945			2,999
Other	19,857			17,969
Total assets	$107,422			$99,048
Liabilities, Minority and Noncontrolling Interests, and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$22,503	200	3.60	$20,879	192	3.65
Demand	8,671	26	1.18	8,143	27	1.27
Savings	2,250	3.46		1,882	2.47
Retail certificates of deposit	15,691	179	4.63	14,837	170	4.55
Other time	1,623	20	5.04	1,355	18	5.00
Time deposits in foreign offices	3,129	41	5.21	3,068	41	5.24
Total interest-bearing deposits	53,867	469	3.52	50,164	450	3.54
Borrowed funds
Federal funds purchased	4,533	58	5.15	3,167	43	5.27
Repurchase agreements	1,858	22	4.70	2,264	27	4.68
Bank notes and senior debt	4,182	56	5.36	2,757	38	5.35
Subordinated debt	4,370	67	6.17	4,361	69	6.34
Other	1,877	21	4.38	2,161	24	4.45
Total borrowed funds	16,820	224	5.33	14,710	201	5.39
Total interest-bearing liabilities/interest expense	70,687	693	3.95	64,874	651	3.97
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity:
Demand and other noninterest-bearing deposits	15,807			14,827
Allowance for unfunded loan commitments and letters of credit	126			117
Accrued expenses and other liabilities	7,961			7,882
Minority and noncontrolling interests in consolidated entities	893			542
Shareholders’ equity	11,948			10,806
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$107,422			$99,048
Interest rate spread			2.28			2.18
Impact of noninterest-bearing sources			.67			.70
Net interest income/margin		$629	2.95%		$571	2.88%

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

Third Quarter 2006			Second Quarter 2006			First Quarter 2006
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$15,282	$193	5.05%	$14,247	$171	4.79%	$13,882	$163	4.69%
2,182	27	4.89	2,348	27	4.62	2,043	22	4.38
1,457	20	5.54	1,170	15	5.16	1,055	13	4.93
2,285	25	4.42	3,181	35	4.38	3,465	38	4.35
144	2	4.73	152	2	5.24	156	2	5.16
90	2	7.14	88	1	7.12	89	2	6.93
259	3	5.68	230	4	6.34	216	4	7.65
21,699	272	5.01	21,416	255	4.76	20,906	244	4.66

20,431	382	7.31	20,348	360	7.00	19,556	329	6.72
3,268	62	7.45	3,071	56	7.17	3,021	49	6.54
16,150	260	6.38	16,049	248	6.20	16,184	238	5.97
7,332	99	5.43	7,353	100	5.39	7,272	97	5.36
2,790	31	4.44	2,761	31	4.47	2,769	31	4.51
367	7	7.45	354	6	7.04	344	6	6.61
50,338	841	6.59	49,936	801	6.38	49,146	750	6.14
2,408	38	6.19	2,411	36	5.99	2,745	37	5.47
1,401	18	5.09	613	7	4.72	488	5	4.06
2,805	41	5.78	2,795	33	4.70	3,147	37	4.82
78,651	1,210	6.09	77,171	1,132	5.84	76,432	1,073	5.64

(609)			(600)			(600)
3,161			3,140			3,187
14,142			13,736			13,110
$95,345			$93,447			$92,129

$20,565	186	3.57	$19,019	152	3.20	$18,482	133	2.92
8,075	23	1.16	8,229	20.98		8,304	18.87
2,021	2.50		2,177	3.49		2,250	3.51
14,209	155	4.32	13,686	136	3.97	13,243	121	3.72
1,467	19	4.94	1,323	15	4.63	1,309	14	4.28
3,712	49	5.21	4,276	53	4.89	3,396	38	4.42
50,049	434	3.43	48,710	379	3.11	46,984	327	2.81

3,831	51	5.27	2,715	34	4.93	2,594	29	4.47
2,027	25	4.80	2,226	26	4.48	2,307	23	4.08
2,801	38	5.23	3,145	39	5.04	3,824	44	4.56
4,436	70	6.29	4,437	67	6.05	4,437	63	5.66
1,627	18	4.32	2,504	25	3.96	2,599	24	3.77
14,722	202	5.40	15,027	191	5.06	15,761	183	4.65
64,771	636	3.88	63,737	570	3.56	62,745	510	3.27

14,549			13,926			13,966
104			103			101
6,346			6,305			6,106
640			631			589
8,935			8,745			8,622
$95,345			$93,447			$92,129
		2.21			2.28			2.37
		.68			.62			.58
	$574	2.89%		$562	2.90%		$563	2.95%

Loan fees for the three months ended March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006 were $9 million, $8 million, $9 million, $9 million and $9 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006 were $6 million, $5 million, $7 million, $6 million and $7 million, respectively. Average securities held to maturity totaled less than $.5 million for each of the periods presented and are included in the “Other debt” category.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

No material changes from the risk factors previously disclosed in PNC’s 2006 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the first quarter of 2007 are included in the following table:

In thousands, except per share data

2007 period	Total shares purchased (1)	Average price paid per share	Total shares purchased as part of publicly announced programs (2)	Maximum number of shares that may yet be purchased under the programs (2)
January 1 – January 31	686	$74.57	338	14,165
February 1 – February 28	227	$74.95		14,165
March 1 – March 31	1,172	$71.73	1,062	13,103
Total	2,085	$73.01	1,400

(1)	Includes PNC common stock purchased under the program referred to in note (2) to this table and PNC common stock purchased in connection with our various employee benefit plans.
(2)	Our current stock repurchase program, which was authorized as of February 16, 2005, allows us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of The PNC Financial Services Group, Inc. was held on April 24, 2007 for the purpose of considering and acting upon the following matters: (1) the election of 18 directors to serve until the next annual meeting and until their successors are elected and qualified, (2) the approval of The PNC Financial Services Group, Inc. 1996 Executive Incentive Award Plan, as amended and restated, and (3) the ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as PNC’s independent auditors for 2007.

Eighteen directors were elected and the aggregate votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominee	For	Against/Withheld
Richard O. Berndt	238,665,877	6,565,291
Charles E. Bunch	240,450,246	4,780,922
Paul W. Chellgren	238,644,320	6,586,848
Robert N. Clay	240,144,841	5,086,327
George A. Davidson, Jr.	238,681,552	6,549,616
Kay Coles James	241,160,552	4,070,616
Richard B. Kelson	240,091,015	5,140,153
Bruce C. Lindsay	238,792,148	6,439,020
Anthony A. Massaro	240,113,857	5,117,311
Jane G. Pepper	227,376,677	17,854,491
James E. Rohr	230,048,512	15,182,656
Donald J. Shepard	240,564,271	4,666,897
Lorene K. Steffes	241,746,035	3,485,133
Dennis F. Strigl	239,787,961	5,443,207
Stephen G. Thieke	241,735,866	3,495,302
Thomas J. Usher	238,413,260	6,817,908
George H. Walls, Jr.	239,791,175	5,439,993
Helge H. Wehmeier	240,153,911	5,077,157

The PNC Financial Services Group, Inc. 1996 Executive Incentive Award Plan, as amended and restated, was approved and the aggregate votes cast for or against and the abstentions and broker non-votes were as follows:

Aggregate Votes
For	Against	Abstain	Broker Non-Votes
177,499,961	24,974,470	3,988,469	38,768,268

The Audit Committee’s selection of PricewaterhouseCoopers LLP as PNC’s independent auditors for 2007 was ratified and the aggregate votes cast for or against and the abstentions were as follows:

Aggregate Votes
For	Against	Abstain
241,099,394	2,370,187	1,761,587

With respect to all of the preceding matters, holders of our common and voting preferred stock voted together as a single class. The following table sets forth, as of the February 28, 2007 record date, the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share, and the aggregate voting power of each class or series:

Title of Class or Series	Voting Rights Per Share	Number of Shares Entitled to Vote	Aggregate Voting Power
Common Stock	1	293,403,508	293,403,508
$1.80 Cumulative Convertible Preferred Stock –Series A	8	6,713	53,704
$1.80 Cumulative Convertible Preferred Stock – Series B	8	1,393	11,144
$1.60 Cumulative Convertible Preferred Stock – Series C	4/2.4	143,536	239,226
$1.80 Cumulative Convertible Preferred Stock – Series D	4/2.4	194,414	324,023
Total possible votes			294,031,605	*

*	Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of such preferred stock was entitled to a number of votes equal to the number of full shares of common stock into which such holder’s preferred stock was convertible.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

3.4	Articles of Incorporation of the Corporation, as amended.

4.1	There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

4.15	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I. Incorporated by reference to Exhibit 3.4 of this Report.

4.16	Exchange Agreement, dated March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II. Incorporated by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K dated March 29, 2007 (filed March 30, 2007).

4.17	Second Amendment, dated as of February 28, 2007, between the Corporation and Computershare Investor Services, LLC, as successor-in-interest to The Chase Manhattan Bank as Rights Agent, to Rights Agreement dated as of May 15, 2000 and amended on January 1, 2003. Incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated February 28, 2007 (filed March 6, 2007).

10.44	Employment letter agreement between the Corporation and Edward J. Kelly, III, conditioned on and commencing upon the closing of the acquisition of Mercantile Bankshares Corporation by the Corporation, together with provisions of superseded agreements referenced in the employment letter agreement.

10.45	The Corporation’s Restricted Stock Agreement with Edward J. Kelly, III.

10.46	The Corporation’s Restricted Share Units Agreement with Edward J. Kelly, III.

10.47	Supplemental Retirement Agreement with Edward J. Kelly, III (Letter from PNC, as successor to Mercantile Bankshares Corporation, to Mr. Kelly dated March 1, 2007, together with agreement between Mr. Kelly and Mercantile dated February 2, 2001 and amendment to that agreement dated February 27, 2007).

10.48	Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan and Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan.

10.49	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated. Incorporated by reference to Exhibit A to the Corporation’s definitive proxy statement for its 2007 annual meeting of shareholders, filed March 23, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

You can receive copies of these Exhibits electronically at the SEC’s home page at www.sec.gov or by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, DC 20549 at prescribed rates. The Exhibits are also available as part of this Form 10-Q on or through PNC’s corporate website at www.pnc.com under “About PNC—Investor Relations—Financial Information.” Shareholders may also receive copies of Exhibits, without charge, by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 9, 2007 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
(Principal Financial Officer)

CORPORATE HEADQUARTERS

THE PNC FINANCIAL SERVICES GROUP, INC.

CORPORATE HEADQUATERS

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

FINANCIAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission (“SEC”). You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s Internet website at www.sec.gov or on or through PNC’s corporate Internet website at www.pnc.com in the “About PNC – Investor Relations” section. Copies may also be obtained without charge by contacting Shareholder Services at 800-982-7652 or via e-mail at web.queries@computershare.com.

CORPORATE GOVERNANCE AT PNC

Information about our Board of Directors (“Board”) and its committees and about corporate governance at PNC is available on PNC’s corporate website at www.pnc.com under “About PNC – Investor Relations – Corporate Governance.” Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating & Governance, and Personnel & Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

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

	High	Low	Close	Cash Dividends Declared
2007 Quarter
First	$76.41	$68.60	$71.97	$.55
Total				$.55

2006 Quarter
First	$71.42	$61.78	$67.31	$.50
Second	72.00	65.30	70.17	.55
Third	73.55	68.09	72.44	.55
Fourth	75.15	67.61	74.04	.55
Total				$2.15

On April 5, 2007, our Board of Directors approved a quarterly cash dividend payable on April 24, 2007 of $.63 per common share, an increase of 15% from the previous dividend paid in the first quarter of 2007.

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of our common and preferred stock to purchase additional shares of common stock conveniently and without paying brokerage commissions or service charges. You can obtain a prospectus and enrollment form by contacting Shareholder Services at 800-982-7652.

REGISTRAR AND TRANSFER AGENT

Computershare Investor Services, LLC

250 Royall Street

Canton, MA 02021

800-982-7652