Form 10-Q
period 2007-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2007-08-08
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

{x}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007, there were 339,797,732 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to Second Quarter 2007 Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2007	2006	2007	2006
FINANCIAL PERFORMANCE (a)
Revenue
Net interest income, taxable-equivalent basis (b)	$746	$562	$1,375	$1,125
Noninterest income	975	1,230	1,966	2,415
Total revenue	$1,721	$1,792	$3,341	$3,540
Noninterest expense	$1,040	$1,145	$1,984	$2,307
Net income	$423	$381	$882	$735
Per common share
Diluted earnings	$1.22	$1.28	$2.67	$2.47
Cash dividends declared	$.63	$.55	$1.18	$1.05
SELECTED RATIOS
Net interest margin	3.03%	2.90%	3.00%	2.93%
Noninterest income to total revenue (c)	57	69	59	68
Efficiency (d)	61	64	60	65
Return on
Average common shareholders’ equity	11.61%	17.49%	13.39%	17.08%
Average assets	1.38	1.64	1.54	1.60

See page 35 for a glossary of certain terms used in this Report.

(a)	The Executive Summary and Consolidated Income Statement Review—Noninterest Income-Summary portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement.

The following is a reconciliation of net interest income as reported in the Consolidated Income Statement to net interest income on a taxable-equivalent basis (in millions):

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Net interest income, GAAP basis	$738	$556	$1,361	$1,112
Taxable-equivalent adjustment	8	6	14	13
Net interest income, taxable-equivalent basis	$746	$562	$1,375	$1,125

(c)	Calculated as noninterest income divided by the sum of net interest income (GAAP basis) and noninterest income. Noninterest income for the 2006 periods presented above included the impact of BlackRock on a consolidated basis, primarily consisting of asset management fees. Noninterest income for the 2007 periods presented above reflected income from our equity investment in BlackRock included in the “Asset management” line item.
(d)	Calculated as noninterest expense divided by the sum of net interest income (GAAP basis) and noninterest income.

Unaudited	June 30 2007	March 31 2007	June 30 2006
BALANCE SHEET DATA (dollars in millions, except per share data) (a)
Assets	$125,651	$122,563	$94,914
Loans, net of unearned income	64,714	62,925	50,548
Allowance for loan and lease losses	703	690	611
Securities available for sale	25,903	26,475	21,724
Loans held for sale	2,562	2,382	2,165
Goodwill and other intangibles	8,658	8,668	4,498
Equity investments (b)	5,584	5,408	1,461
Deposits	77,221	77,367	63,493
Borrowed funds	24,516	20,456	15,651
Shareholders’ equity	14,504	14,739	8,827
Common shareholders’ equity	14,497	14,732	8,820
Book value per common share	42.36	42.63	29.92
Common shares outstanding (millions)	342	346	295
Loans to deposits	84%	81%	80%
ASSETS ADMINISTERED (billions) (a)
Managed (c)	$77	$76	$506
Nondiscretionary	111	111	85
FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$868	$822	$743
Custody assets	467	435	389
CAPITAL RATIOS
Tier 1 risk-based (d)	8.3%	8.6%	8.8%
Total risk-based (d)	11.8	12.2	12.4
Leverage (d)	7.3	8.7	7.7
Tangible common equity	5.5	5.8	5.2
Common shareholders’ equity to assets	11.5	12.0	9.3
ASSET QUALITY RATIOS
Nonperforming loans to total loans	.34%	.28%	.41%
Nonperforming assets to total loans and foreclosed assets	.38	.32	.46
Nonperforming assets to total assets	.20	.17	.24
Net charge-offs to average loans (for the three months ended)	.20	.27	.24
Allowance for loan and lease losses to loans	1.09	1.10	1.21
Allowance for loan and lease losses to nonperforming loans	322	388	294
(a)	Amounts for 2007 reflect the impact of our March 2, 2007 acquisition of Mercantile Bankshares Corporation (“Mercantile”).
(b)	Amounts for 2007 include our equity investment in BlackRock, Inc. (“BlackRock”).
(c)	Amounts for 2007 do not include BlackRock’s assets under management as we deconsolidated BlackRock effective September 29, 2006.
(d)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 3.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.

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

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States based on assets, with businesses engaged in retail banking, corporate and institutional banking, asset management, and global fund processing services. We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. We also provide certain global fund processing services internationally.

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on driving positive operating leverage by achieving growth in revenue from our diverse business mix that exceeds growth in expenses as a result of disciplined cost management. In each of our business segments, the primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by providing convenient banking options, leading technology systems and a broad range of fee-based products and services and by focusing on customer service. We also intend to grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

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

RECENTLY COMPLETED OR ANNOUNCED ACQUISITIONS

STERLING FINANCIAL CORPORATION

On July 19, 2007, we entered into a definitive agreement with Sterling Financial Corporation (“Sterling”) for PNC to acquire

Sterling for approximately 4.5 million shares of PNC common stock and $224 million in cash. Based upon PNC’s closing common stock price on July 17, 2007, the consideration represents $565 million in stock and cash or approximately $19.00 per Sterling share.

Sterling, based in Lancaster, Pennsylvania with approximately $3.3 billion in assets and $2.6 billion in deposits, provides banking and other financial services, including leasing, trust, investment and brokerage, to individuals and businesses through 67 branches in Pennsylvania, Maryland and Delaware. The transaction is expected to close during the first quarter of 2008 and is subject to customary closing conditions, including regulatory approvals and the approval of Sterling’s shareholders.

ARCS COMMERCIAL MORTGAGE

On July 2, 2007, we acquired ARCS Commercial Mortgage Co., L.P. (“ARCS”), a Calabasas Hills, California-based lender with 10 origination offices in the United States. ARCS has been a leading originator and servicer of multifamily loans for Fannie Mae and Freddie Mac for the past decade. It originated more than $2.1 billion of loans in 2006 and services approximately $13 billion of commercial mortgage loans.

YARDVILLE NATIONAL BANCORP

On June 6, 2007, we entered into a definitive agreement to acquire Hamilton, New Jersey-based Yardville National Bancorp (“Yardville”) for approximately 3.3 million shares of PNC common stock and $156 million in cash, subject to adjustment. Based upon PNC’s closing common stock price on June 6, 2007, the consideration represents $403 million in stock and cash or approximately $35.00 per Yardville share. Yardville is a commercial and consumer bank with approximately $2.6 billion in assets, $2.0 billion in deposits and 33 branches in central New Jersey and eastern Pennsylvania. This acquisition is expected to close in the fourth quarter of 2007, subject to customary closing conditions including regulatory approvals and approval by Yardville shareholders.

MERCANTILE BANKSHARES CORPORATION

As previously reported, we acquired Mercantile effective March 2, 2007 for approximately 53 million shares of PNC common stock and $2.1 billion in cash. Total consideration paid was approximately $5.9 billion in stock and cash.

Mercantile has added banking and investment and wealth management services through 235 branches in Maryland, Virginia, the District of Columbia, Delaware and Southeastern Pennsylvania. This transaction has significantly expanded our presence in the mid-Atlantic region, particularly within the attractive Baltimore and Washington, DC markets.

The integration of Mercantile is on track for the technology systems conversions scheduled for September 2007. We refer you to our Form 8-K filed March 8, 2007 for additional information on this transaction.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,
•	Loan demand and utilization of credit commitments,
•	Customer demand for other products and services,
•	Movement of customer deposits from lower to higher rate accounts or to investment alternatives,
•	The level of, direction, timing and magnitude of movement in interest rates, and the shape of the interest rate yield curve, and
•	The performance of the capital markets.

In addition, our success in the remainder of 2007 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	The successful integration of Mercantile and progress toward closing and integrating the Yardville and Sterling acquisitions,
•	Revenue growth,
•	A sustained focus on expense management and creating positive operating leverage,
•	Maintaining strong overall asset quality, and
•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

	Three months ended		Six months ended
In millions, except per share data	June 30 2007	June 30 2006	June 30 2007	June 30 2006
Net income	$423	$381	$882	$735
Diluted earnings per share	$1.22	$1.28	$2.67	$2.47
Return on
Average common shareholders’ equity	11.61%	17.49%	13.39%	17.08%
Average assets	1.38%	1.64%	1.54%	1.60%

Net income increased $147 million, or 20%, for the first six months of 2007 compared with the prior year period. Diluted earnings per share increased 8% and reflected the shares issued for the Mercantile acquisition in the first quarter of 2007. In addition, we delivered positive operating leverage in the first half of 2007.

Earnings for the first six months of 2007 included the impact of the following items:

•

A first quarter after-tax gain of $53 million, or $.17 per diluted share, recognized in connection with the transfer of BlackRock shares to satisfy a portion of our 2002 BlackRock long-term incentive plan (“LTIP”) shares obligation,

•	An after-tax loss of $20 million, or $.06 per diluted share, from the net mark-to-market adjustments on our remaining BlackRock LTIP shares obligation, and
•

After-tax integration costs related to the Mercantile acquisition and the 2006 BlackRock/Merrill Lynch investment management business (“MLIM”) transaction totaling $19 million, or $.07 per diluted share.

Earnings for the first six months of 2006 included the after-tax impact of integration costs related to the BlackRock/MLIM transaction totaling $8 million, or $.03 per diluted share.

Results for the second quarter of 2007 included the following:

•

Taxable-equivalent net interest income grew 33% compared with the second quarter of 2006 and our net interest margin improved to 3.03% for the second quarter compared with 2.90% for the prior year second quarter, although noninterest income was impacted by lower equity management gains and trading revenue.

•	Asset quality remained very strong. Nonperforming assets to total assets were .20% at June 30, 2007 compared with .24% at June 30, 2006 and .17% at December 31, 2006.
•

We successfully completed the execution of our One PNC initiative, achieving our goal of $400 million total annual pretax earnings benefit. We now have an ongoing continuous improvement program that focuses on delivering positive operating leverage.

•	Average total loans grew 27% for the second quarter of 2007 compared with the second quarter of 2006 and average total deposits increased 25% in the same comparison.
•

PNC returned capital to shareholders through a 15% increase in the common stock dividend, to $.63 per common share, and by purchasing 4 million common shares during the quarter at a cost of $294 million under our repurchase program.

BLACKROCK/MLIM TRANSACTION

As further described in our 2006 Form 10-K, on September 29, 2006 Merrill Lynch contributed its investment management business to BlackRock in exchange for

65 million shares of newly issued BlackRock common and preferred stock.

For the six months ended June 30, 2006, our Consolidated Income Statement included our former 69% ownership interest in BlackRock. However, our Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006 reflected the September 29, 2006 deconsolidation of BlackRock’s balance sheet amounts and recognized our approximate 34% ownership interest in BlackRock as an investment accounted for under the equity method. This accounting has resulted in a reduction in certain revenue and noninterest expense categories on our Consolidated Income Statement as our share of BlackRock’s net income is now reported in asset management noninterest income. In addition, beginning with fourth quarter 2006, we recognize gain or loss each quarter-end on our then-remaining liability to provide shares of BlackRock common stock to help fund BlackRock LTIP programs as that liability is marked to market based on changes in BlackRock’s common stock price. Similar to the first half of 2007, we will also continue to recognize gains or losses on the future transfer of shares for payouts under such LTIP programs.

BALANCE SHEET HIGHLIGHTS

Total assets were $125.7 billion at June 30, 2007 compared with $101.8 billion at December 31, 2006. The increase compared with December 31, 2006 was primarily due to the addition of approximately $21 billion of assets related to Mercantile.

Total average assets were $115.4 billion for the first six months of 2007 compared with $92.8 billion for the first six months of 2006. This increase was primarily attributable to a $14.9 billion increase in average interest-earning assets and a $7.7 billion increase in average noninterest-earning assets. An increase of $9.4 billion in loans and a $3.8 billion increase in securities available for sale were the primary factors for the increase in average interest-earning assets.

The increase in average noninterest-earning assets for the first half of 2007 reflected our equity investment in BlackRock, which averaged $3.8 billion for the first six months of 2007 and which had been consolidated for the first six months of 2006, and an increase in average goodwill of $2.9 billion related to the Mercantile acquisition.

Average total loans were $58.8 billion for the first six months of 2007 and $49.5 billion in the first six months of 2006. The increase in average total loans included the effect of the Mercantile acquisition for four months of 2007, and higher commercial loans. The increase in average total loans included growth in commercial real estate loans of approximately $4.5 billion and growth in commercial loans of approximately $3.3 billion. Loans represented 64% of average interest-earning assets for the first half of both 2007 and 2006.

Average securities available for sale totaled $24.9 billion for the first six months of 2007 and $21.2 billion for the first six months of 2006. The four-month impact of Mercantile contributed to the increase in average securities for the 2007 period. By primary classification, the increase in average securities reflected a $6.6 billion increase in mortgage-backed and asset-backed securities, which was partially offset by a $3.0 billion decline in US Treasury and government agencies securities. Securities available for sale comprised 27% of average interest-earning assets for the first half of 2007 and 28% for the first half of 2006.

Average total deposits were $74.0 billion for the first six months of 2007, an increase of $12.2 billion over the first six months of 2006. Average deposits grew from the prior year period primarily as a result of an increase in money market, noninterest-bearing demand deposits and retail certificates of deposit. These increases reflect the four-month impact of the Mercantile acquisition.

Average total deposits represented 64% of average total assets for the first six months of 2007 and 67% for the first six months of 2006. Average transaction deposits were $49.2 billion for the first half of 2007 compared with $41.0 billion for the first half of 2006.

Average borrowed funds were $19.1 billion for the first six months of 2007 and $15.4 billion for the first six months of 2006. Increases of $2.7 billion in federal funds purchased and $1.5 billion in bank notes and senior debt drove the increase in average borrowed funds compared with the first half of 2006.

Shareholders’ equity totaled $14.5 billion at June 30, 2007, compared with $10.8 billion at December 31, 2006. The increase resulted primarily from the Mercantile acquisition completed in March 2007. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

	Three months ended		Six months ended
In millions	June 30 2007	June 30 2006	June 30 2007	June 30 2006
Total segment earnings	$439	$372	$855	$740

Total business segment earnings increased $115 million, or 16%, for the first half of 2007 compared with the first half of 2006. We refer you to page 17 of this Report for a Results of Businesses – Summary table, with further analysis of business segment results for the first six months of 2007 and 2006 provided on pages 18 through 24.

Second quarter 2007 business segment earnings of $439 million increased $67 million, or 18%, compared with the second quarter of 2006. Highlights of results for the first six months and second quarter periods are included below.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 14 Segment Reporting in the Notes To Consolidated Financial Statements in this Report. The presentation of BlackRock segment and total business segment earnings in this Financial Review differs from Note 14 in that these earnings exclude BlackRock/MLIM integration costs and prior year results reflect BlackRock as if it had been accounted for under the equity method.

Retail Banking

Retail Banking’s earnings were $428 million for the first six months of 2007 compared with $375 million for the same period in 2006. The 14% increase over the prior year was driven by the Mercantile acquisition, strong market-related fees, and continued customer and balance sheet growth, partially offset by an increase in the provision for credit losses.

Retail Banking earned $227 million for the second quarter of 2007, an increase of $42 million, or 23%, compared with the second quarter of 2006. The increase over the second quarter of 2006 was primarily due to the same factors impacting the first half comparison.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $254 million in the first six months of 2007 compared with $217 million in the first six months of 2006. The increase compared with the first half of 2006 was largely the result of higher taxable-equivalent net interest income and a lower provision for credit losses, partly offset by an increase in noninterest expense.

For the second quarter of 2007, earnings from Corporate & Institutional Banking totaled $122 million compared with $115 million for the second quarter of 2006. The higher earnings in the 2007 quarter were primarily due to taxable-equivalent net interest income growth partially offset by lower noninterest income.

BlackRock

Our BlackRock business segment earned $110 million for the first six months of 2007 compared with $95 million in the first six months of 2006. Second quarter earnings totaled $58 million in 2007 and $46 million in 2006. The higher earnings in both comparisons reflected our approximate 34% ownership interest in a larger BlackRock entity during 2007 compared with the corresponding 2006 periods. The presentation of the 2006 period results has been modified to conform with our current business segment reporting presentation in this Financial Review.

PFPC

PFPC earned $63 million for the first six months of 2007 compared with $53 million in the year-earlier period. The 19% earnings increase from the first half of 2006 reflected new business, organic growth and market appreciation, partly offset by client deconversions.

Earnings from PFPC totaled $32 million in the second quarter of 2007 compared with $26 million in the prior year second quarter. Higher earnings in 2007 reflected the successful conversion of two new client services during the second quarter of 2007, growth from existing clients, market appreciation and an improved operating margin. A $20 million, or 10%, increase in servicing revenue compared with the second quarter of 2006 was fueled by strong fee income growth in transfer agency, managed accounts, alternative investments, and offshore operations.

Other

“Other” earnings for the first six months of 2007 totaled $27 million, while “Other” for the first six months of 2006 was a net loss of $5 million. The increase in “Other” in the comparison was primarily due to the impact of the $33 million after-tax net gain recognized during the first quarter of 2007 related to our BlackRock LTIP shares obligation.

For the second quarter of 2007, “Other” resulted in a net loss of $16 million compared with earnings of $9 million in the second quarter of 2006. Gains from equity management declined $34 million after-tax in the quarterly comparison.

CONSOLIDATED INCOME

STATEMENT REVIEW

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended		Six months ended
Dollars in millions	June 30 2007	June 30 2006	June 30 2007	June 30 2006
Taxable-equivalent net interest income	$746	$562	$1,375	$1,125
Net interest margin	3.03%	2.90%	3.00%	2.93%

We provide a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis in the Consolidated Financial Highlights section on page 1 of this Report.

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See Statistical Information-Average Consolidated Balance Sheet And Net Interest Analysis included on pages 69 and 70 of this Report for additional information.

The 22% increase in taxable-equivalent net interest income for the first six months of 2007 compared with the first six months of 2006 was consistent with the $14.9 billion, or 19%, increase in average interest-earning assets over these periods. Similarly, the 33% increase in taxable-equivalent net interest income for the second quarter of 2007 compared with the prior year quarter reflected the $20.9 billion, or 27%, increase in average interest-earning assets over these quarters. The reasons driving the higher interest-earning assets in these comparisons are further discussed in the Balance Sheet Highlights portion of the Executive Summary section of this Report.

The net interest margin was 3.00% for the first six months of 2007 and 2.93% for the first six months of 2006. The following factors impacted the comparison:

•	The Mercantile acquisition.
•	The yield on interest-earning assets increased 54 basis points. The yield on loans, the single largest component, increased 48 basis points.
•	The impact of noninterest-bearing sources of funding increased 7 basis points for the first half of 2007 due to higher rates.
•

These factors were partially offset by an increase in the rate paid on interest-bearing liabilities of 54 basis points. The rate paid on interest-bearing deposits, the single largest component, increased 56 basis points.

The net interest margin was 3.03% for the second quarter of 2007 and 2.90% for the second quarter of 2006. The following factors impacted the comparison:

•	The Mercantile acquisition.
•	An adjustment to our cross-border leases that lowered interest income on loans.
•	The yield on interest-earning assets increased 51 basis points. The yield on loans, the single largest component, increased 43 basis points.
•	The impact of noninterest-bearing sources of funding increased 4 basis points for the second quarter of 2007 due to higher rates.
•

These factors were partially offset by an increase in the rate paid on interest-bearing liabilities of 42 basis points. The rate paid on interest-bearing deposits, the single largest component, increased 41 basis points.

For comparing to the broader market, during the first six months of 2007, the average federal funds rate was 5.25% compared with 4.68% for the first six months of 2006. The average federal funds rate was 5.25% during the second quarter of 2007 compared with 4.91% for the second quarter of 2006.

We believe that net interest margins for our industry will continue to be challenged given the current yield curve, as competition for loans and deposits remains intense, as customers continue to migrate from lower rate to higher rate deposits or other products, and as the benefit of adding or repricing investment securities is diminished. However, we expect that our taxable-equivalent net interest income for full year 2007 will grow in the mid-20% range and the net interest margin will improve compared with full year 2006. These expected increases are primarily due to the Mercantile acquisition as well as projected earning asset growth and funding composition and pricing.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $62 million for the first six months of 2007 compared with $66 million for the first six months of 2006. The provision for credit losses for the second quarter of 2007 increased $10 million, to $54 million, compared with the second quarter of 2006. The higher provision in the quarterly comparison was primarily due to growth in total credit exposure and was more representative of expected near-term provision levels for PNC.

We do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong by historical standards for the near term. To the extent actual outcomes differ from our estimates, changes to the provision for credit losses may be required that may benefit or reduce future earnings. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding factors that impact the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income totaled $1.966 billion for the first six months of 2007 compared with $2.415 billion for the first six months of 2006. Noninterest income was $975 million for the second quarter of 2007 compared with $1.230 billion for the second quarter of 2006.

Total noninterest income for the first half of 2007 and 2006 included the following items:

•

The first six months of 2007 included a net gain related to our equity investment in BlackRock of $51 million, representing an $82 million gain recognized during the first quarter in connection with our transfer of BlackRock shares to satisfy a portion of our 2002 LTIP shares obligation, partially offset by a net mark-to-market adjustment totaling $31 million on our remaining BlackRock LTIP shares obligation.

•

The first half of 2006 included the impact of BlackRock on a consolidated basis in the amount of $767 million. Had our BlackRock investment been on the equity method for the first six months of 2006, BlackRock’s noninterest income reported by us would have been $101 million for that period, or lower by $666 million.

Apart from the impact of these items, noninterest income increased $166 million, or 10%, for the first six months of 2007 compared with the first six months of 2006 largely as a result of organic growth and the acquisition of Mercantile.

A comparison of second quarter 2007 and 2006 noninterest income is impacted by the following:

•

The second quarter of 2006 included the impact of BlackRock on a consolidated basis in the amount of $361 million. Had our BlackRock investment been on the equity method for the second quarter of 2006, BlackRock’s noninterest income reported by us would have been $49 million for that quarter, or lower by $312 million.

Apart from the impact of this item, PNC’s total noninterest income would have increased $57 million, or 6%, during the second quarter of 2007 compared with the prior year second quarter despite significantly lower equity management and trading revenue in the 2007 period.

Additional Analysis

Asset management fees totaled $355 million for the first six months of 2007 and $890 million for the first six months of 2006. Asset management fees totaled $190 million in the second quarter of 2007, a decrease of $239 million compared with the second quarter of 2006. Our equity income from BlackRock was included in asset management fees for the first half and second quarter of 2007, while asset management fees in the corresponding prior year periods reflected the impact of BlackRock’s revenue on a consolidated basis.

Assets managed at June 30, 2007 totaled $77 billion compared with $506 billion at June 30, 2006. BlackRock’s assets under management, which were no longer included in assets managed by us at June 30, 2007 due to our deconsolidation of BlackRock effective September 29, 2006, were included in the June 30, 2006 totals. We refer you to the Retail Banking section of the Business Segments Review section of this Financial Review for further discussion of our assets under management.

Fund servicing fees declined $19 million, to $412 million, in the first half of 2007 compared with the prior year first half. Amounts for 2006 included $44 million of distribution fee revenue at PFPC. Effective January 1, 2007, we refined our accounting and reporting of PFPC’s distribution fee revenue and related expense amounts and present these amounts netted on a prospective basis. Prior to 2007, the distribution amounts were shown on a gross basis within fund servicing fees and within other noninterest expense. These amounts offset each other entirely and have no impact on earnings.

Fund servicing fees total $209 million for the second quarter of 2007, a $1 million decrease from the prior year period. Included in these amounts for the second quarter of 2006 was distribution fee revenue of $22 million at PFPC.

PFPC provided fund accounting/administration services for $868 billion of net fund investment assets and provided custody services for $467 billion of fund investment assets at June 30, 2007, compared with $743 billion and $389 billion, respectively, at June 30, 2006. These increases were the result of new business obtained, organic growth from current customers and market appreciation.

Service charges on deposits of $169 million for the first half of 2007 represented a $16 million increase compared with the prior year first half. Service charges on deposits grew $12 million, to $92 million, in the second quarter of 2007 compared with the second quarter of 2006. The increases in both comparisons can be attributed primarily to the 2007 impact of Mercantile and to customer growth.

Brokerage fees increased $16 million, to $138 million, for the first six months of 2007 compared with the first six months of 2006. For the second quarter of 2007, brokerage fees totaled $72 million compared with $63 million in the second quarter of 2006. In both comparisons, the increases were primarily due to higher mutual fund-related revenues, including a favorable impact from products related to the fee-based fund advisory business and higher annuity income.

Consumer services fees grew $15 million, to $198 million, for the first half of 2007 compared with the first half of 2006. Of that increase, $13 million occurred in the second quarter of 2007, as consumer service fees totaled $107 million in that period. This increase reflected the impact of Mercantile, higher debit card revenues resulting from higher transaction volumes, and revenue from the credit card business that began in the latter part of 2006. These factors were partially offset by lower ATM surcharge revenue in 2007 compared with the prior year period as a result of changing customer behavior and a strategic decision to reduce the out-of-footprint ATM network.

Corporate services revenue increased $43 million, to $335 million, in the first half of 2007 compared with the first half of 2006. Corporate services revenue totaled $176 million in the second quarter of 2007 compared with $157 million in the second quarter of 2006. Higher revenue from various sources, including treasury management, commercial mortgage servicing, and third party consumer loan servicing activities contributed to the increases in both comparisons.

Equity management (private equity) net gains on portfolio investments totaled $34 million for the first six months of 2007 compared with $61 million for the first six months of 2006. For the second quarter of 2007, such gains totaled $2 million compared with $54 million in the prior year second quarter. Based on the nature of private equity activities, net gains or losses may be volatile from period to period; however, we expect net gains of approximately $60 million for full year 2007.

Noninterest revenue from trading activities totaled $81 million in the first half of 2007 and $112 million in the first half of 2006. Noninterest revenue from trading activities was $29 million for the second quarter of 2007 compared with $55 million for the second quarter of 2006. Lower trading revenue in 2007, largely related to proprietary trading and hedging activities, was the primary factor in the decline in both comparisons. We expect noninterest revenue from trading activities of approximately $45 million, on average, per quarter. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Financial Review.

Other noninterest income of $195 million for the first six months of 2007 represented a $12 million increase compared with the first six months of 2006. Other noninterest income totaled $98 million for the second quarter of 2007, an increase of $2 million from the second quarter of 2006. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

Due to the BlackRock/MLIM transaction, which resulted in a $2.1 billion pretax gain in the third quarter of 2006, we expect that total noninterest income will decline significantly for full year 2007 compared with full year 2006. Changes in noninterest income compared with the prior year also will be impacted by the deconsolidation of BlackRock and balance sheet repositioning actions in 2006, and our BlackRock LTIP shares obligation. Our remaining noninterest income sources are expected to increase, in the aggregate, by a low teens percentage for full year 2007 compared with 2006 as a result of organic growth and acquisitions.

Apart from the comparative impact on noninterest income of the 2006 items described above, we expect that total revenue will increase by a high teens percentage for full year 2007 compared with 2006.

PRODUCT REVENUE

In addition to credit products to commercial customers, Corporate & Institutional Banking offers treasury management and capital markets-related products and services, commercial loan servicing and equipment financing products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, increased 9% to $224 million for the first half of 2007 compared with $205 million for the first half of 2006. Treasury management revenue increased 10% to $114 million for the second quarter of 2007 compared with $104 million for the second quarter of 2006. The higher revenue reflected continued expansion and client utilization of commercial payment card services, strong revenue growth in various electronic payment and information services, and a steady increase in business-to-business processing volumes.

Revenue from capital markets-related products and services was $143 million for the first half of 2007 compared with $140 million in the first half of 2006, primarily driven by increased revenues from mergers and acquisitions advisory and related services. Capital markets-related products and services revenues totaled $76 million for the second quarter of both 2007 and 2006.

Midland Loan Services offers servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes servicing fees and net interest income from servicing portfolio deposit balances, totaled $110 million for first half of 2007 and $84 million for first half of 2006, an increase of 31%. Revenue from Midland totaled $56 million for the second quarter of 2007 compared with $42 million for the second quarter of 2006, an increase of 33%. The revenue growth in both comparisons was primarily driven by growth in the commercial mortgage servicing portfolio and related services.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,
•	Life,
•	Credit life,
•	Health,
•	Disability, and
•	Commercial lines coverage.

Client segments served by these insurance products include those in Retail Banking and Corporate & Institutional Banking. Insurance products are sold by licensed PNC insurance agents and through licensed third-party arrangements. Revenue from these products increased 17% to $41 million for the first six months of 2007 compared with $35 million for the first six months of 2006. Insurance products revenue increased 28% to $23 million in the second quarter of 2007 compared with $18 million in the second quarter of 2006.

PNC, through subsidiary companies Alpine Indemnity Limited and PNC Insurance Corp., participates as a direct writer for its general liability, automobile liability, workers’ compensation, property and terrorism insurance programs.

In the normal course of business, Alpine Indemnity Limited and PNC Insurance Corp. maintain insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments. We believe these reserves were adequate at June 30, 2007.

NONINTEREST EXPENSE

Total noninterest expense was $1.984 billion for the first six months of 2007 and $2.307 billion for the first six months of 2006. Total noninterest expense was $1.040 billion for the second quarter of 2007 and $1.145 billion for the second quarter of 2006.

Noninterest expense for the 2007 and 2006 periods covered by this analysis included the following:

•	The first half of 2007 included integration costs of $26 million, of which $15 million were recognized in the second quarter, related to our acquisition of Mercantile.
•	First half 2006 noninterest expense included $542 million of expenses, including $251 million in the second quarter, related to BlackRock, which was still consolidated during that time.
•	Noninterest expense for the first six months 2006 also included $19 million of BlackRock/MLIM transaction integration costs, including $13 million in the second quarter of that year.

Apart from the impact of these items, noninterest expense increased $212 million, or 12%, compared with the first half of 2006. Similarly, noninterest expense increased $144 million, or 16%, in the second quarter of 2007 compared with the prior year quarter. These increases were largely a result of the acquisition of Mercantile, increased compensation expenses and investments in growth initiatives.

We expect total noninterest expense to decline for full year 2007 compared with full year 2006 due to the impact of the deconsolidation of BlackRock. Apart from this impact and integration costs, we expect noninterest expense to grow by a low teens percentage for full year 2007 compared with 2006 primarily as a result of acquisitions.

We expect to continue to incur integration costs related to Mercantile. Such costs are currently estimated to be $45 million after-tax for the second half of 2007 and will be recognized within the noninterest expense and income tax categories. We also expect to recognize a one-time after-tax charge of $27 million related to the pending Yardville acquisition in the fourth quarter of 2007. These costs will be incurred within the provision for credit losses, noninterest expense, and income tax categories.

PERIOD-END EMPLOYEES

	June 30, 2007	December 31, 2006	June 30, 2006
Full-time	25,026	21,455	23,791
Part-time	3,028	2,328	2,241

Total	28,054	23,783	26,032

Employees as of June 30, 2007 included approximately 3,300 full-time and approximately 500 part-time Mercantile employees. BlackRock employees were included in these amounts at June 30, 2006.

EFFECTIVE TAX RATE

Our effective tax rate for the first six months of 2007 was 31.1% compared with 32.8% for the first six months of 2006. The lower effective rate for first half of 2007 was primarily due to the deconsolidation of BlackRock effective September 29, 2006. We expect our effective tax rate to be approximately 31% to 32% for the remainder of 2007 before considering the previously mentioned integration costs related to higher state deferred tax liabilities from the Mercantile and Yardville acquisitions.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	June 30 2007	December 31 2006
Assets
Loans, net of unearned income	$64,714	$50,105
Securities available for sale	25,903	23,191
Loans held for sale	2,562	2,366
Equity investments	5,584	5,330
Goodwill and other intangible assets	8,658	4,043
Other	18,230	16,785

Total assets	$125,651	$101,820
Liabilities
Funding sources	$101,737	$81,329
Other	8,040	8,818

Total liabilities	109,777	90,147
Minority and noncontrolling interests in consolidated entities	1,370	885
Total shareholders’ equity	14,504	10,788

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$125,651	$101,820

Our Consolidated Balance Sheet is presented in Part I, Item 1 on page 40 of this Report.

Our Consolidated Balance Sheet at June 30, 2007 reflects the addition of approximately $21 billion of assets resulting from our Mercantile acquisition.

Various seasonal and other factors impact our period-end balances whereas average balances (discussed under the Balance Sheet Highlights section of this Financial Review above and included in the Statistical Information section of this Report on pages 69 and 70) are more indicative of underlying business trends.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $14.6 billion, to $64.7 billion, at June 30, 2007 compared with the balance at December 31, 2006. Our acquisition of Mercantile added $12.4 billion of loans including $6.0 billion of commercial real estate, $3.7 billion of commercial, $1.1 billion of residential mortgage and $1.6 billion of consumer loans.

Details Of Loans

In millions	June 30 2007	December 31 2006
Commercial
Retail/wholesale	$5,908	$5,301
Manufacturing	4,371	4,189
Other service providers	2,963	2,186
Real estate related	4,443	2,825
Financial services	1,500	1,324
Health care	1,023	707
Other	4,538	4,052
Total commercial	$24,746	$20,584
Commercial real estate
Real estate projects	8,962	2,716
Mortgage	567	816
Total commercial real estate	9,529	3,532
Equipment lease financing	3,587	3,556
Total commercial lending	37,862	27,672
Consumer
Home equity	14,268	13,749
Automobile	1,962	1,135
Other	1,804	1,631
Total consumer	18,034	16,515
Residential mortgage	9,440	6,337
Other	382	376
Unearned income	(1,004)	(795)
Total, net of unearned income	$64,714	$50,105

Our total loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Commercial lending outstandings in the table above are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $497 million, or 71%, of the total allowance for loan and lease losses at June 30, 2007 to these loans. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

In millions	June 30 2007	December 31 2006
Commercial	$35,527	$31,009
Consumer	11,102	10,495
Commercial real estate	3,688	2,752
Other	361	579
Total	$50,678	$44,835

Unfunded commitments are concentrated in our primary geographic markets. Net unfunded commitments at June 30, 2007 include $4.9 billion related to our acquisition of Mercantile. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $9.1 billion at June 30, 2007 and $8.3 billion at December 31, 2006.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $6.9 billion at June 30, 2007 and $6.0 billion at December 31, 2006 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

In addition to credit commitments, our net outstanding standby letters of credit totaled $4.9 billion at June 30, 2007 and $4.4 billion at December 31, 2006. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Leases and Related Tax and Accounting Matters

The equipment lease portfolio totaled $3.6 billion at June 30, 2007. Aggregate residual value at risk on the lease portfolio at June 30, 2007 was $1.2 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. The portfolio included approximately $1.7 billion of cross-border leases at June 30, 2007. Cross-border leases are leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We have not entered into cross-border lease transactions since 2003.

Upon completing examinations of our 1998-2000 and 2001-2003 consolidated federal income tax returns, the IRS provided us with examination reports which propose increases in our tax liability, principally arising from adjustments to the timing of tax deductions from our cross-border lease transactions.

While the situation with respect to these proposed adjustments remains unresolved, we believe our reserves for these exposures were appropriate at June 30, 2007.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 became effective January 1, 2007 and requires a recalculation of the timing of income recognition for actual or projected changes in the timing of tax benefits for leveraged leases. Any cumulative adjustment was to be recognized through retained earnings upon adoption of FSP 13-2. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in

Part I, Item 1 of this Report and in Item 8 of our 2006 Form 10-K for additional information. Effective January 1, 2007, we recalculated our leases and recorded a cumulative adjustment to beginning retained earnings of $149 million, after-tax, as required by FSP 13-2. This adjustment was based on our best estimate as to the timing and amount of ultimate settlement of this exposure. Any immediate or future reductions in earnings from our adoption of FSP 13-2 would be recovered in subsequent years.

In the second quarter of 2007, we reduced after-tax earnings by $13 million based on the status of our discussions with the IRS Appeals Division in resolving this matter. Further adjustments may be required in future periods as our estimates of the timing and settlement of the dispute change.

The adjustment to shareholders’ equity at January 1, 2007 included amounts related to three lease-to-service contract transactions that we were party to that were structured as partnerships for tax purposes. The partnership tax returns, depending on the particular partnership, have either been examined or are under examination by the IRS. We do not believe that our exposure from these transactions is material to our consolidated results of operations or financial position.

Additional information on cross-border lease transactions is included under “Leases and Related Tax and Accounting Matters” in the Consolidated Balance Sheet Review section of Item 7 of our 2006 Form 10-K.

SECURITIES

Details Of Securities (a)

In millions	Amortized Cost	Fair Value
June 30, 2007
SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$18,962	$18,728
Commercial mortgage-backed	4,239	4,149
Asset-backed	2,165	2,144
US Treasury and government agencies	285	278
State and municipal	241	239
Other debt	29	29
Corporate stocks and other	337	336
Total securities available for sale	$26,258	$25,903
December 31, 2006
SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$17,325	$17,208
Commercial mortgage-backed	3,231	3,219
Asset-backed	1,615	1,609
US Treasury and government agencies	611	608
State and municipal	140	139
Other debt	90	87
Corporate stocks and other	321	321
Total securities available for sale	$23,333	$23,191
(a)	Securities held to maturity at June 30, 2007 and December 31, 2006 were less than $.5 million.

Securities represented 21% of total assets at June 30, 2007 and 23% of total assets at December 31, 2006. Our acquisition of Mercantile added approximately $3 billion of securities, of which approximately $1 billion we classified as trading and sold and the remainder we classified as securities available for sale.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At June 30, 2007, securities available for sale included a net unrealized loss of $355 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $142 million. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.

The fair value of securities available for sale generally decreases when market interest rates increase and vice versa. Consequently, changes in interest rates after June 30, 2007, may adversely impact the fair value of securities available for sale compared with June 30, 2007.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 4 years and 2 months at June 30, 2007 and 3 years and 8 months at December 31, 2006.

We estimate that at June 30, 2007 the effective duration of securities available for sale is 2.9 years for an immediate 50 basis points parallel increase in interest rates and 2.8 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2006 were 2.6 years and 2.2 years, respectively.

LOANS HELD FOR SALE

Education loans held for sale totaled $1.4 billion at June 30, 2007 and $1.3 billion at December 31, 2006. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans are reflected in the other noninterest income line item in our Consolidated Income Statement and in the results for the Retail Banking business segment.

Loans held for sale also included commercial mortgage loans intended for securitization totaling $758 million at June 30, 2007 and $698 million at December 31, 2006. The amount outstanding fluctuates based on the timing of securitization transactions.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	June 30 2007	December 31 2006
Deposits
Money market	$30,773	$28,580
Demand	20,505	16,833
Retail certificates of deposit	17,106	14,725
Savings	2,946	1,864
Other time	2,036	1,326
Time deposits in foreign offices	3,855	2,973
Total deposits	77,221	66,301
Borrowed funds
Federal funds purchased	7,212	2,711
Repurchase agreements	2,805	2,051
Bank notes and senior debt	7,537	3,633
Subordinated debt	4,226	3,962
Other	2,736	2,671
Total borrowed funds	24,516	15,028
Total	$101,737	$81,329

Total funding sources increased $20.4 billion at June 30, 2007 compared with the balance at December 31, 2006, as total deposits increased $10.9 billion and total borrowed funds increased $9.5 billion. Our acquisition of Mercantile added $12.5 billion of deposits and $2.1 billion of borrowed funds. Partially offsetting the Mercantile impact on deposits compared with December 31, 2006 was a decline in retail certificates of deposit, which reflected a disciplined approach to pricing that product.

During the first quarter of 2007 we issued borrowings to fund the $2.1 billion cash portion of the Mercantile acquisition. The remaining increase in borrowed funds was the result of growth in loans and securities, a decline in retail certificates of deposit, and the need to fund other net changes in our balance sheet.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, maintaining dividend policies and retaining earnings.

Total shareholders’ equity increased $3.7 billion, to $14.5 billion, at June 30, 2007 compared with December 31, 2006. This increase reflected a $2.6 billion reduction in treasury stock and a $1.0 billion increase in capital surplus, largely due to the issuance of shares for the Mercantile acquisition.

Common shares outstanding at June 30, 2007 were 342 million compared with 293 million at December 31, 2006. The increase in shares outstanding during the first half of 2007 reflected the issuance of approximately 53 million shares in connection with the March 2007 Mercantile acquisition.

We purchased 5.4 million common shares under our common stock repurchase program during the first six months of 2007 at a total cost of $395 million. This total included 4.0 million shares repurchased during the second quarter of 2007. Our current program, which permits us to purchase up to 20 million shares on the open market or in privately negotiated transactions, will remain in effect until fully utilized or until modified, superseded or terminated. As of June 30, 2007, remaining availability for purchases under this program was 9.1 million shares.

The extent and timing of additional share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory limitations resulting from merger activity, and the potential impact on our credit rating. We expect to continue to be active in share repurchases and to have the capital flexibility to complete a total of $800 million of share repurchases for full year 2007.

Risk-Based Capital

Dollars in millions	June 30 2007	December 31 2006
Capital components
Shareholders’ equity
Common	$14,497	$10,781
Preferred	7	7
Trust preferred capital securities	511	965
Minority interest	984	494
Goodwill and other intangibles	(8,153)	(3,566)
Eligible deferred income taxes on intangible assets	123	26
Pension, other postretirement benefit plan adjustments	150	148
Net unrealized securities losses, after-tax	222	91
Net unrealized (gains) losses on cash flow hedge derivatives, after-tax	77	13
Equity investments in nonfinancial companies	(37)	(30)
Other, net		(5)
Tier 1 risk-based capital	8,381	8,924
Subordinated debt	2,773	1,954
Eligible allowance for credit losses	828	681
Total risk-based capital	$11,982	$11,559
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$101,501	$85,539
Adjusted average total assets	115,098	95,590
Capital ratios
Tier 1 risk-based	8.3%	10.4%
Total risk-based	11.8	13.5
Leverage	7.3	9.3
Tangible capital
Shareholders equity	$14,497	$10,781
Goodwill and other intangibles	(8,153)	(3,566)
Eligible deferred taxes	123	26
Tangible capital	$6,467	$7,241
Total assets excluding goodwill and other intangible assets, net of eligible deferred income taxes	$117,621	$98,280
Tangible common equity	5.5%	7.4%

The declines in capital ratios from December 31, 2006 were due to an increase in risk-weighted assets and goodwill, primarily related to the Mercantile acquisition.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At June 30, 2007, each of our banking subsidiaries was considered “well-capitalized” based on regulatory capital ratio requirements, as indicated in the Capital Ratios section of Consolidated Financial Highlights on page 2 of this Report. We believe our current bank subsidiaries will continue to meet these requirements during the remainder of 2007.

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

The following provides a summary of variable interest entities (“VIEs”), including those in which we hold a significant variable interest but have not consolidated and those that we have consolidated into our financial statements as of June 30, 2007 and December 31, 2006. Additional information on our partnership interests in low income housing projects is included in our 2006 Form 10-K under this same heading in Part I, Item 7 and in Note 3 Variable Interest Entities in the Notes To Consolidated Financial Statements included in Part II, Item 8 of that report.

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
June 30, 2007
Market Street	$4,134	$4,134	$7,058	(a)
Collateralized debt obligations	529	442	8
Partnership interests in low income housing projects	42	30	66
Total	$4,705	$4,606	$7,132
December 31, 2006
Market Street	$4,020	$4,020	$6,117	(a)
Collateralized debt obligations	815	570	22
Partnership interests in low income housing projects	33	30	8
Total	$4,868	$4,620	$6,147
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $6.5 billion and other credit enhancements of $.6 billion at June 30, 2007. The comparable amounts at December 31, 2006 were $5.6 billion and $.6 billion, respectively.

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

PNC Bank, National Association (“PNC Bank, N.A.”) provides certain administrative services, a portion of the program-level credit enhancement, and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. All of Market Street’s assets at June 30, 2007 and December 31, 2006 collateralized the commercial paper obligations. PNC views its credit exposure for the Market Street transactions as limited. Facilities requiring PNC to fund for defaulted assets totaled $447 million at June 30, 2007. For 93% of the liquidity facilities at June 30, 2007, PNC is not required to fund if the assets are in default. PNC may be liable for funding under liquidity facilities for events such as borrower bankruptcies, collateral deficiencies or covenant violations. Additionally, PNC’s obligations under the liquidity facilities are secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over-collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of the expected historical losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 23, 2012. See Note 15 Commitments And Guarantees included in Part I, Item 1 of this Report for additional information. Neither creditors nor investors in Market Street have any recourse to our general credit. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $3.0 million and $1.0 million, respectively, for the quarter ended June 30, 2007. Comparable amounts were $5.9 million and $1.9 million for the six months ended June 30, 2007.

As more fully described in our 2006 Form 10-K, Market Street was restructured as a limited liability company in October 2005 and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party.

The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $6.9 million as of June 30, 2007. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

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

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
June 30, 2007	$761	$761
December 31, 2006	$834	$834

Investment Company Accounting – Deferred Application

We also have subsidiaries that invest in and act as the investment manager for private equity funds organized as limited partnerships as part of our equity management activities. The funds invest in private equity investments to generate capital appreciation and profits. As permitted by FIN 46R, we have deferred applying the provisions of the interpretation for these entities pending adoption of FASB Staff Position No. (“FSP”) FIN 46(R)7, “Application of FASB Interpretation No. 46(R) to Investment Companies.” See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of the Report. These entities are not consolidated into our financial statements as of June 30, 2007 or December 31, 2006. Information on these entities follows:

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
June 30, 2007	$122	$122	$105
December 31, 2006	$102	$102	$104

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

In December 2006, one of our indirect subsidiaries, PNC REIT Corp., sold $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust Securities”) of PNC Preferred Funding Trust I (“Trust I”) in a private placement. PNC REIT Corp. had previously acquired the Trust Securities from the trust in exchange for an equivalent amount of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities (the “LLC Preferred Securities”), of PNC Preferred Funding LLC (the “LLC”), held by PNC REIT Corp. The LLC’s initial material assets consist of indirect interests in mortgages and mortgage-related assets previously owned by PNC REIT Corp. Our 2006 Form 10-K includes additional information regarding the Perpetual Trust Securities, including descriptions of replacement capital and dividend restriction covenants.

In March 2007, PNC Preferred Funding LLC sold $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust II (“Trust II”) in a private placement. In connection with the private placement, Trust II acquired $500 million of LLC Preferred Securities.

PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I and Trust II’s investment in the LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I and Trust II. This minority interest totaled approximately $980 million at June 30, 2007.

Each Trust II Security is automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC (the “Series I Preferred Stock”) under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

Simultaneously with the closing of the Trust II Securities sale, we entered into a replacement capital covenant (the “Covenant”) for the benefit of holders of a specified series of our long-term indebtedness (the “Covered Debt”). As of June 30, 2007, Covered Debt consists of our $200 million Floating Rate Junior Subordinated Notes issued on June 9, 1998. We agreed in the Covenant that until March 29, 2017, neither we nor our subsidiaries would purchase or redeem the Trust Securities, the LLC Preferred Securities or the Series I Preferred Stock (collectively, the “Covenant Securities”) unless: (i) we have received the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board and (ii) during the 180-day period prior to the date of purchase, PNC, PNC Bank, N.A. or PNC Bank, N.A.’s subsidiaries, as applicable, have received proceeds from the sale of Qualifying Securities in the amounts specified in the Covenant (which amounts will vary based on the type of securities sold). “Qualifying Securities” means debt and equity securities having terms and provisions specified in the Covenant and that, generally described, are intended to contribute to our capital base in a manner that is similar to the contribution to our capital base made by the Covenant Securities. We filed a copy of the Covenant with the SEC as Exhibit 99.1 to PNC’s current report on Form 8-K filed on March 30, 2007.

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

James Monroe Trust Preferred Securities

As a result of the Mercantile acquisition, we became liable with respect to $12 million in principal amount of junior subordinated debentures issued by one of the Mercantile banks. Under the terms of these debentures, if there is an event of default under the debentures or PNC exercises its right to defer payments on the related trust preferred securities issued by two statutory trusts or there is a default under PNC’s guarantee of such payment obligations, PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to those potentially imposed under the Exchange Agreement with Trust II, as described above.

BUSINESS SEGMENTS REVIEW

We have four major businesses engaged in providing banking, asset management and global fund processing products and services. Business segment results, including inter-segment revenues, and a description of each business are included in Note 14 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report. Certain revenue and expense amounts included in this Financial Review differ from the amounts shown in Note 14 due to the presentation in this Financial Review of business revenue on a taxable-equivalent basis, the inclusion of BlackRock/MLIM transaction integration costs in the “Other” category in this Financial Review, and classification differences related to PFPC. Also, the presentation of BlackRock results for the 2006 period have been modified in this Financial Review as described on page 22 to conform with our current period presentation.

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We have assigned capital equal to 6% of funds to Retail Banking to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital assigned for PFPC reflects its legal entity shareholders’ equity.

BlackRock business segment results for the six months ended June 30, 2006 reflected our majority ownership in BlackRock during that period. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, which had the effect of reducing our ownership interest to approximately 34%, our investment in BlackRock has been accounted for under the equity method but continues to be a separate reportable business segment of PNC. We describe our presentation method for the BlackRock segment for this Financial Review on page 23.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Financial Review includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, Mercantile acquisition and BlackRock/MLIM transaction integration costs, asset and liability management activities, net securities gains or losses, certain trading activities and equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), intercompany eliminations, and most corporate overhead.

Employee data as reported by each business segment in the tables that follow reflects staff directly employed by the respective business and excludes corporate and shared services employees.

Results Of Businesses - Summary

(Unaudited)

	Earnings		Revenue (a)		Average Assets (b)
Six months ended June 30 - dollars in millions	2007	2006	2007	2006	2007	2006
Retail Banking	$428	$375	$1,817	$1,535	$39,662	$29,326
Corporate & Institutional Banking	254	217	751	713	27,471	24,181
BlackRock (c) (d)	110	95	143	775	4,048	1,924
PFPC (e)	63	53	408	382	2,400	2,416
Total business segments	855	740	3,119	3,405	73,581	57,847
Other (c) (f)	27	(5)	222	135	41,834	34,945
Total consolidated	$882	$735	$3,341	$3,540	$115,415	$92,792

(a)	Business segment revenue is presented on a taxable-equivalent basis. A reconciliation of total consolidated revenue on a book (GAAP) basis to total consolidated revenue on a taxable-equivalent basis follows:

Six months ended June 30 – (in millions)	2007	2006
Total consolidated revenue, book (GAAP) basis	$3,327	$3,527
Taxable-equivalent adjustment	14	13
Total consolidated revenue, taxable-equivalent basis	$3,341	$3,540

(b)	Period-end balances for BlackRock and PFPC. BlackRock was an equity investment at June 30, 2007 and was consolidated at June 30, 2006.
(c)	For our segment reporting presentation in this Financial Review, our after-tax share of BlackRock/MLIM transaction integration costs totaling $2 million and $8 million for the six months ended June 30, 2007 and June 30, 2006 have been reclassified from BlackRock to “Other.” “Other” for the first six months of 2007 also includes $26 million of pretax Mercantile acquisition integration costs.
(d)	For the first six months of 2007, revenue represents our equity income from BlackRock. For the first six months of 2006, revenue represents the sum of total operating revenue and nonoperating income.
(e)	PFPC revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs. Prior period servicing revenue amounts have been reclassified to conform with the current period presentation.
(f)	“Other” average assets are comprised primarily of securities available for sale and residential mortgage loans associated with asset and liability management activities.

RETAIL BANKING

(Unaudited)

Six months ended June 30 Taxable-equivalent basis Dollars in millions	2007	2006
INCOME STATEMENT
Net interest income	$987	$832
Noninterest income
Asset management	224	174
Service charges on deposits	164	148
Brokerage	131	117
Consumer services	190	174
Other	121	90
Total noninterest income	830	703
Total revenue	1,817	1,535
Provision for credit losses	60	37
Noninterest expense	1,075	900
Pretax earnings	682	598
Income taxes	254	223
Earnings	$428	$375
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$14,060	$13,797
Indirect	1,759	1,003
Other consumer	1,544	1,225
Total consumer	17,363	16,025
Commercial	11,150	5,574
Floor plan	995	967
Residential mortgage	1,715	1,612
Other	233	243
Total loans	31,456	24,421
Goodwill and other intangible assets	4,369	1,584
Loans held for sale	1,558	1,706
Other assets	2,279	1,615
Total assets	$39,662	$29,326
Deposits
Noninterest-bearing demand	$9,974	$7,842
Interest-bearing demand	8,728	7,987
Money market	16,385	14,671
Total transaction deposits	35,087	30,500
Savings	2,614	2,146
Certificates of deposit	16,684	13,339
Total deposits	54,385	45,985
Other liabilities	702	549
Capital	3,509	2,961
Total funds	$58,596	$49,495
PERFORMANCE RATIOS
Return on average capital	25%	26%
Noninterest income to total revenue	46	46
Efficiency	59	59
OTHER INFORMATION, INCLUDING MERCANTILE (a) (b)
Credit-related statistics:
Nonperforming assets (f)	$140	$104
Net charge-offs	$52	$33
Net charge-off ratio	.33%	.27%
Other statistics:
Full-time employees	11,804	9,674
Part-time employees	2,360	1,526
ATMs	3,917	3,553
Branches (c)	1,084	846

At June 30 Dollars in millions, except where noted	2007	2006
OTHER INFORMATION, INCLUDING MERCANTILE (b)
ASSETS UNDER ADMINISTRATION (in billions) (d)
Assets under management
Personal	$55	$40
Institutional	22	10
Total	$77	$50
Asset Type
Equity	$43	$31
Fixed income	20	12
Liquidity/other	14	7
Total	$77	$50
Nondiscretionary assets under administration
Personal	$30	$25
Institutional	81	60
Total	$111	$85
Asset Type
Equity	$47	$31
Fixed income	28	26
Liquidity/other	36	28
Total	$111	$85
OTHER INFORMATION, NOT INCLUDING MERCANTILE (a) (e)
Home equity portfolio credit statistics:
% of first lien positions	42%	45%
Weighted average loan-to-value ratios	70%	69%
Weighted average FICO scores	727	728
Loans 90 days past due	.26%	.21%
Checking-related statistics:
Retail Banking checking relationships	1,967,000	1,956,000
Consumer DDA households using online banking	975,000	897,000
% of consumer DDA households using online banking	55%	51%
Consumer DDA households using online bill payment	505,000	305,000
% of consumer DDA households using online bill payment	29%	17%
Small business loans and managed deposits:
Small business loans	$5,292	$4,768
Managed deposits:
On-balance sheet
Noninterest-bearing demand	$4,230	$4,338
Interest-bearing demand	1,585	1,423
Money market	2,596	2,661
Certificates of deposit	696	564
Off-balance sheet (g)
Small business sweep checking	1,884	1,493
Total managed deposits	10,991	10,479
Brokerage statistics:
Margin loans	$162	$194
Financial consultants (h)	767	775
Full service brokerage offices	99	100
Brokerage account assets (billions)	$47	$43
Other statistics:
Gains on sales of education loans (i)	$8	$11
(a)	Presented as of June 30 except for net charge-offs, net charge-off ratio, gains on sales of education loans, and small business loans and managed deposits, which are for the six months ended.

(b)	Amounts include the impact of Mercantile, which we acquired effective March 2, 2007.
(c)	Excludes certain satellite branches that provide limited products and service hours.
(d)	Excludes brokerage account assets.
(e)	Amounts do not include the impact of Mercantile, which we acquired effective March 2, 2007.
(f)	Includes nonperforming loans of $130 million at June 30, 2007 and $95 million at June 30, 2006.
(g)	Represents small business balances. These balances are swept into liquidity products managed by other PNC business segments, the majority of which are off-balance sheet.
(h)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(i)	Included in “Noninterest income-Other.”

Retail Banking’s earnings were $428 million for the first six months of 2007 compared with $375 million for the same period in 2006. The 14% increase over the prior year was driven by the Mercantile acquisition, strong market-related fees, and continued customer and balance sheet growth, partially offset by an increase in the provision for credit losses and in noninterest expense.

Highlights of Retail Banking’s performance during the first six months of 2007 include the following:

•	The acquisition of Mercantile in the first quarter added approximately $10.3 billion of loans and $12.0 billion in deposits to Retail Banking. The acquisition also:
–	Added 235 branches and 256 ATMs in the first quarter,
–	Significantly increased our presence in Maryland,
–	Added to our presence in Delaware, Virginia and the Washington, DC area,
–	Significantly increased the size of our small business banking franchise, and
–	Expanded our wealth management business with the addition of $22 billion in assets under management.
•	PNC announced the pending acquisition of Yardville, which is expected to result in a leading deposit share in several wealthy counties in central New Jersey.
•	PNC announced the pending acquisition of Sterling, which is expected to result in a leading deposit share in the Central Pennsylvania footprint and to enhance our presence in surrounding markets.
•

Customer service and customer retention continues to be our focus. During the first quarter of 2007, we partnered with the Gallup organization to evaluate customer and employee satisfaction at the branch level.

•

Consumer and small business checking relationships increased 13,000 since December 31, 2006, not including the impact of Mercantile. The low-value account closures resulting from One PNC pricing initiatives appear to have run their course. The new checking account product line has increased the average balance of new accounts by approximately 15%.

•

Our investment in online banking capabilities continues to pay off. Since June 30, 2006, consumer checking households using online banking increased 9% and consumer checking households using online bill payment increased 66%.

•

In September 2006, we launched our PNC-branded credit card product. As of June 30, 2007, more than 106,000 cards have been issued and we have $221 million in receivable balances. The results to date have exceeded our expectations.

•

In addition to Mercantile, we opened 26 new branches and consolidated 23 branches since June 30, 2006, for a total of 1,084 branches at June 30, 2007. We continue to optimize our network by opening new branches in high growth areas, relocating branches to areas of higher opportunity, and consolidating branches in areas of declining market opportunity.

•	Our wealth management and brokerage businesses have benefited from market conditions and strong business development.
–	Excluding the $22 billion of assets under management related to our acquisition of Mercantile in the first quarter, assets under management increased $5 billion compared with June 30, 2006,
–	Brokerage assets increased $4 billion, or 9%, from June 30, 2006, and
–	Asset management and brokerage fees increased $64 million, or 22%, over the first six months of 2006.
•

The small business area continued its positive momentum. Not including the impact of Mercantile, average small business loans increased 11% over the first six months of 2006 on the strength of increased demand from both existing customers and new relationships. Small business checking relationships increased 3% and total managed deposits increased 5% over the first six months of 2006.

Total revenue for the first six months of 2007 was $1.817 billion compared with $1.535 billion for the same period last year. Taxable-equivalent net interest income of $987 million increased $155 million, or 19%, compared with 2006 due to an 18% increase in average deposits and a 29% increase in average loan balances. Net interest income growth has been somewhat mitigated by declining spreads on the loan portfolio. In the current rate environment, we expect the spreads we receive on both loans and deposits to continue to be under pressure.

Noninterest income increased $127 million, or 18%, compared with the first six months of 2006 primarily driven by increased asset management fees, consumer service fees, service charges on deposits and brokerage fees. This growth can be attributed primarily to the following:

•	The Mercantile acquisition,
•	Comparatively favorable equity markets,
•	Increased assets under management,
•	Increased brokerage account assets and activities,
•	Increased third party loan servicing activities,
•	New PNC-branded credit card product,
•	Higher gains on asset sales, and
•	Customer growth.

The provision for credit losses increased $23 million in the first six months of 2007, to $60 million, compared with the 2006 period. Net charge-offs were $52 million for the first half of 2007, an increase of $19 million compared with the first half of 2006. The increases in provision and net charge-offs were primarily a result of continued growth in our commercial loan portfolio and charge-offs returning to a more normal level. Charge-offs over the last few years have been low compared to historical averages.

Noninterest expense in the first six months of 2007 totaled $1.075 billion, an increase of $175 million, or 19%, compared with the first six months of 2006. Increases were primarily attributable to the Mercantile acquisition, higher volume-related expenses tied to noninterest income, continued growth of the company’s branch network, expansion of the private client group, and investments in various initiatives such as the new PNC-branded credit card.

Full-time employees at June 30, 2007 totaled 11,804, an increase of 2,130 from June 30, 2006. Excluding the impact of the Mercantile acquisition, full-time employees declined by 48 and part-time employees have increased by 470 since June 30, 2006. The increase in part-time employees is a result of various customer service enhancement and efficiency initiatives. These initiatives include utilizing more part-time customer-facing employees during peak business hours versus full-time employees.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Average total deposits increased $8.4 billion, or 18%, compared with the first half of 2006. The deposit growth was driven by the Mercantile acquisition, the recapture of consumer certificate of deposit balances as interest rates have risen, and increases in the number of checking relationships.

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

•

Certificates of deposits increased $3.3 billion and money market deposits increased $1.7 billion. These increases were attributable to the Mercantile acquisition and the current interest rate environment attracting customers to these products.

•

Average demand deposit growth of $2.9 billion, or 18%, was almost solely due to the Mercantile acquisition as the core growth was impacted by customers shifting funds into higher yielding deposits, small business sweep checking products, and investment products.

•

Small business and consumer-related checking relationships retention remained strong and stable. Consumer-related checking relationship retention has benefited from improved penetration rates of debit cards, online banking and online bill payment.

Currently, we are focused on a relationship-based lending strategy that targets specific customer sectors (homeowners, small businesses and auto dealerships) while seeking to maintain a moderate risk profile in the loan portfolio.

•

Average commercial loans grew $5.6 billion, or 100%, compared with the first six months of 2006. The increase is attributable to the Mercantile acquisition and organic loan growth on the strength of increased loan demand from existing small business customers and the acquisition of new relationships through our sales efforts.

•

Average home equity loans grew $263 million, or 2%, compared with the first six months of 2006. Consumer loan demand has slowed as a result of the current rate environment. Our home equity loan portfolio is relationship based, with 92% of the portfolio attributable to borrowers in our primary geographic footprint. We monitor this portfolio closely and, to date, have seen no significant deterioration in credit quality.

•

Average indirect loans grew $756 million, or 75%, compared with the first half of 2006. The increase is attributable to the Mercantile acquisition and growth in our core portfolio that has benefited from increased sales and marketing efforts.

•

Average residential mortgage loans increased $103 million, or 6%, primarily due to the addition of loans from the Mercantile acquisition. Payoffs in our existing portfolio, which will continue throughout 2007, partially offset the impact of the additional loans acquired. Additionally, our transfer of residential mortgages to held for sale and subsequent sale of those loans at the end of September 2006 reduced the size of this loan portfolio when compared to the first six months of 2006.

Assets under management of $77 billion at June 30, 2007 increased $27 billion compared with the balance at June 30, 2006. The Mercantile acquisition added $22 billion in assets under management in the first quarter and the remaining portfolio growth was a result of the effects of comparatively higher equity markets.

Nondiscretionary assets under administration of $111 billion at June 30, 2007 increased $26 billion compared with the balance at June 30, 2006. The growth included $23 billion from the Mercantile acquisition in the first quarter and the remaining growth was due primarily to the effect of comparatively higher equity markets.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Six months ended June 30 Taxable-equivalent basis Dollars in millions except as noted	2007	2006
INCOME STATEMENT
Net interest income	$377	$339
Noninterest income
Corporate service fees	266	246
Other	108	128
Noninterest income	374	374
Total revenue	751	713
Provision for credit losses	1	29
Noninterest expense	385	366
Pretax earnings	365	318
Income taxes	111	101
Earnings	$254	$217
AVERAGE BALANCE SHEET
Loans
Corporate (a)	$9,092	$8,552
Commercial real estate	3,405	2,702
Commercial – real estate related	3,237	2,469
Asset-based lending	4,538	4,353
Total loans	20,272	18,076
Goodwill and other intangible assets	1,669	1,321
Loans held for sale	1,142	871
Other assets	4,388	3,913
Total assets	$27,471	$24,181
Deposits
Noninterest-bearing demand	$7,017	$6,524
Money market	4,592	2,139
Other	1,020	856
Total deposits	12,629	9,519
Other liabilities	2,906	2,692
Capital	2,057	1,842
Total funds	$17,592	$14,053
(a)	Includes lease financing.

Corporate & Institutional Banking earned $254 million in the first six months of 2007 compared with $217 million in the first six months of 2006. The increase compared with the first half of 2006 was largely the result of higher taxable-equivalent net interest income and a lower provision for credit losses, partly offset by an increase in noninterest expense.

Six months ended June 30 Taxable-equivalent basis Dollars in millions except as noted	2007	2006
PERFORMANCE RATIOS
Return on average capital	25%	24%
Noninterest income to total revenue	50	52
Efficiency	51	51
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$200	$136
Acquisitions/additions	44	32
Repayments/transfers	(22)	(17)
End of period	$222	$151
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management	$224	$205
Capital Markets	$143	$140
Midland Loan Services	$110	$84
Total loans (b)	$21,662	$18,758
Nonperforming assets (b) (c)	$100	$125
Net charge-offs	$16	$16
Full-time employees (b)	2,084	1,899
Net gains on commercial mortgage loan sales	$24	$25
Net carrying amount of commercial mortgage servicing rights (b)	$493	$385
(a)	Represents consolidated PNC amounts.
(b)	At June 30.
(c)	Includes nonperforming loans of $87 million at June 30, 2007 and $112 million at June 30, 2006.

Highlights of the first six months of 2007 for Corporate & Institutional Banking included:

•

Average total loan balances increased $2.2 billion from the prior year first half. In addition to the Mercantile acquisition in the first quarter of 2007, which fueled growth in all loan categories, continuing customer demand was also a factor in the growth in corporate loans. Competitive pressures for risk-adjusted returns in 2007 have increased due to larger amounts of liquidity in the credit markets, which has resulted in shrinking loan spreads and slowing loan growth.

•

Asset quality continued to be strong as nonperforming assets declined $25 million, or 20%, at June 30, 2007 compared with June 30, 2006. Included in the June 30, 2007 amount is $34 million of nonperforming assets associated with the Mercantile acquisition. The provision for credit losses declined $28 million in the comparison of the first six months of 2007 and 2006. The improvement in asset quality reflected in PNC and industry experience led to a reduction in historical default factors used to determine required reserves during the first quarter of 2007.

•	Average deposit balances for the first six months of 2007 increased $3.1 billion, or 33%, compared with the first six months of 2006. The increase in corporate money market deposits reflected PNC’s action to avail itself of the opportunity to obtain funding from alternative sources. Noninterest-bearing deposit growth was attributable to our commercial mortgage servicing portfolio.

•

Total revenue increased $38 million, or 5%, for the first six months of 2007 compared with the first six months of 2006. The increase was driven by higher net interest income related to growth of noninterest bearing deposits as well as the increase in loans resulting from the Mercantile acquisition. Corporate service fees increased due to increased sales of treasury management products and services, commercial mortgage servicing, and mergers and acquisitions advisory services. These increases in revenue were partially offset by a decline in other noninterest income. This decline primarily reflected the high level of gains recognized in 2006 from commercial mortgage securitization hedging activity compared with the first six months of 2007. However, our fee income may be impacted by the recent volatility in the financial markets.

Commercial mortgage servicing revenue, which includes fees and net interest income, totaled $110 million for the first half of 2007, compared with $84 million for the first six months of 2006. The 31% revenue growth over the first six months of 2006 was primarily driven by growth in the commercial mortgage servicing portfolio, which increased to $222 billion. The associated increase in deposits has increased the net interest income portion of Midland Loan Services’ total revenue.

•

Noninterest expense increased by $19 million, or 5%, compared with the first six months of 2006 consistent with the growth in total revenue. This reflects the continued investment in various growth and fee-based initiatives, customer growth, and increase in the commercial mortgage servicing portfolio. In addition, noninterest expense increases reflect our business of originating transactions whose returns are heavily dependent on tax credits, whereby losses are taken through noninterest expense and the associated benefits result in a lower provision for income taxes.

See the additional revenue discussion regarding treasury management and capital markets-related products and services and commercial loan servicing on page 9.

BLACKROCK

(Unaudited)

Our BlackRock business segment earned $110 million for the first six months of 2007 and $95 million for the first six months of 2006. Subsequent to the September 29, 2006 deconsolidation of BlackRock, these business segment earnings are determined by taking our proportionate share of BlackRock’s earnings and subtracting our additional income taxes recorded on our share of BlackRock’s earnings. Also, for this business segment presentation, we reclassify our after-tax share of BlackRock/MLIM integration costs ($2 million in 2007 and $8 million in 2006) from BlackRock to “Other.” In addition, these business segment earnings for the first half of 2006 have been reduced by minority interest in income of BlackRock, excluding MLIM transaction integration costs, totaling $45 million.

We have modified the presentation of historical BlackRock business segment results as described above to conform with the current business segment reporting presentation in this Financial Review.

PNC’s investment in BlackRock was $4.0 billion at June 30, 2007 and $3.9 billion at December 31, 2006. Based upon BlackRock’s closing market price of $156.59 per common share at June 30, 2007, the market value of our investment in BlackRock was approximately $6.8 billion at that date. As such, an additional $2.8 billion of pretax value was not recognized in our investment account at that date.

In June 2007, BlackRock and Quellos Group, LLC (“Quellos”) announced that they had entered into a definitive agreement under which BlackRock will acquire the fund of funds business of Quellos for up to $1.7 billion. The combined business will comprise one of the largest fund of funds platforms in the world, with over $25 billion in assets under management. Products, including hedge, private equity and real asset fund of funds, as well as specialty and hybrid offerings, are managed on behalf of institutional and individual investors worldwide.

BlackRock’s acquisition of Quellos’ fund of funds business is expected to close on or about October 1, 2007, pending regulatory approvals and satisfaction of other customary closing conditions. Upon closing, Quellos will receive $562 million in cash and $188 million in BlackRock common stock. PNC expects to recognize a pretax gain in the mid-$20 million range during the fourth quarter of 2007 resulting from BlackRock’s issuance of shares at closing. In addition, Quellos may receive up to an additional $970 million in cash and BlackRock common stock over 3.5 years contingent on certain measures.

BLACKROCK/MLIM TRANSACTION

As further described in our 2006 Form 10-K, on September 29, 2006 Merrill Lynch contributed its investment management business (“MLIM”) to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock.

For the six months ended June 30, 2006, our Consolidated Income Statement included our former 69% ownership interest in BlackRock. However, our Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006 reflected the September 29, 2006 deconsolidation of BlackRock’s balance sheet amounts and recognized our approximate 34% ownership interest in BlackRock as an investment accounted for under the equity method. This accounting has resulted in a reduction in certain revenue and noninterest expense categories on our Consolidated Income Statement as our share of BlackRock’s net income is now reported within asset management noninterest income.

BLACKROCK LTIP PROGRAMS

As further described in our 2006 Form 10-K, BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, PNC agreed to transfer up to four million of the shares of BlackRock common stock then held by us to help fund the 2002 LTIP and future programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. Prior to 2006, BlackRock granted awards of approximately $230 million under the 2002 LTIP program, of which approximately $210 million were paid on January 30, 2007. The award payments were funded by approximately 17% in cash from BlackRock and approximately one million shares of BlackRock common stock transferred by PNC and distributed to LTIP participants.

We recognized a pretax gain of $82 million in the first quarter of 2007 from the transfer of BlackRock shares to satisfy the majority of our 2002 LTIP obligation. The gain was reflected in noninterest income and reflected the excess of market value over book value of the approximately one million shares transferred in January 2007.

PNC’s noninterest income in the first six months of 2007 also included a $31 million pretax charge related to our commitment to fund additional BlackRock LTIP programs. This charge represents the mark-to-market of our remaining BlackRock LTIP obligation as of June 30, 2007.

BlackRock granted awards of approximately $260 million in January 2007 under an additional LTIP program, which were converted into approximately 1.5 million restricted stock units. All of these awards are subject to achieving earnings performance goals prior to the vesting date of September 29, 2011. The maximum value of awards that may be funded by PNC during the award period ending in September 2011 is approximately $271 million, which includes the $260 million of awards granted in January 2007. Shares remaining after that award period ends would be available for future awards.

While we may continue to see volatility in earnings as we mark to market our LTIP shares obligation each quarter-end, we will not recognize additional gains, if applicable, for the difference between the market value and the book value of the committed BlackRock common shares until the shares are distributed to LTIP participants.

PFPC

(Unaudited)

Six months ended June 30 Dollars in millions except as noted	2007	2006
INCOME STATEMENT
Servicing revenue (a)	$424	$401
Operating expense (a)	311	296
Operating income	113	105
Debt financing	19	21
Nonoperating income (b)	3	2
Pretax earnings	97	86
Income taxes	34	33
Earnings	$63	$53
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,005	$1,018
Other assets	1,395	1,398
Total assets	$2,400	$2,416
Debt financing	$734	$852
Other liabilities	1,109	1,137
Shareholder’s equity	557	427
Total funds	$2,400	$2,416
PERFORMANCE RATIOS
Return on average equity	26%	29%
Operating margin (c)	27	26
SERVICING STATISTICS (at June 30)
Accounting/administration net fund assets (in billions)
Domestic	$765	$671
Offshore	103	72
Total	$868	$743
Asset type (in billions)
Money market	$286	$247
Equity	373	317
Fixed income	118	110
Other (d)	91	69
Total	$868	$743
Custody fund assets (in billions)	$467	$389
Shareholder accounts (in millions)
Transfer agency	20	18
Subaccounting	50	47
Total	70	65
OTHER INFORMATION
Full-time employees (at June 30)	4,522	4,314
(a)	Certain out-of-pocket expense items which are then client billable are included in both servicing revenue and operating expense above, but offset each other entirely and therefore have no net effect on operating income. Distribution revenue and expenses which relate to 12b-1 fees that PFPC receives from certain fund clients for the payment of marketing, sales and service expenses also entirely offset each other, but are netted for presentation purposes above. Prior period amounts have been reclassified to conform with the current period presentation.
(b)	Net of nonoperating expense.
(c)	Total operating income divided by servicing revenue.
(d)	Includes alternative investment net assets serviced.

PFPC earned $63 million for the first six months of 2007 compared with $53 million in the year-earlier period. The earnings increase from the first half of 2006 reflected new business, organic growth and market appreciation, partly offset by client deconversions.

Highlights of PFPC’s performance in the first six months of 2007 included:

•	Successful conversion of 1.9 million open transfer agency shareholder accounts during the second quarter related to a new client.
•	Total fund investment assets serviced exceeded the $100 billion threshold in the second quarter in both managed account services and offshore operations.
•	Revenue growth in securities lending, alternative investments, and managed account services was approximately 30% on a year to year comparison.

Servicing revenue for the first half of 2007 increased by $23 million, or 6%, over the first half of 2006, to $424 million. Revenue increases related to managed accounts, transfer agency, alternative investments and securities lending drove the higher servicing revenue.

Operating expense increased $15 million, or 5%, to $311 million, in the first six months of 2007 compared with the first six months of 2006. The majority of this increase is attributable to increased headcount and technology costs to support new business achieved over the past year.

PFPC’s effective tax rate improved on a year to year comparison due to a change in providing for earnings on its foreign subsidiaries in the third quarter of 2006. The increase in income taxes reflected higher pretax earnings.

Total assets serviced by PFPC amounted to $2.4 trillion at June 30, 2007 compared with $1.9 trillion at June 30, 2006. This increase resulted from the new business, organic growth in existing business, and strong market appreciation experienced over the past year.

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

Additional discussion and information on the application of these policies is found in other portions of this Financial Review and in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. In particular, see Note 1 Accounting Policies and Note 11 Income Taxes in the Notes To Consolidated Financial Statements regarding our first quarter 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and the discussion under the heading Lease and Related Tax and Accounting Matters on page 11.

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

We calculate the expense associated with the pension plan in accordance with SFAS 87, “Employers’ Accounting for Pensions,” and we use assumptions and methods that are compatible with the requirements of SFAS 87, including a policy of reflecting trust assets at their fair market value. On an annual basis, we review the actuarial assumptions related to the pension plan, including the discount rate, the rate of compensation increase and the expected return on plan assets. Neither the discount rate nor the compensation increase assumptions significantly affects pension expense.

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

We currently estimate a pretax pension benefit of $30 million in 2007 compared with a pretax benefit of $12 million in 2006. The primary reason for this change is 2006 investment returns in excess of the expected long-term return assumption. Actual pension benefit recognized for the first six months of 2007 was $16 million. The 2007 values and sensitivities shown above also include the qualified defined benefit plan maintained by Mercantile that we plan to integrate into the PNC plan as of December 31, 2007. See Note 8 Certain Employee Benefit And Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for more information regarding these plans.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” This statement affects the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, our postretirement welfare benefit plans, and our postemployment benefit plans. SFAS 158 requires recognition on the balance sheet of the overfunded or underfunded position of these plans as the difference between the fair value of plan assets and the related benefit obligations. To the extent that a plan’s net funded status differs from the amounts currently recognized on the balance sheet, the difference, net of tax, will be recorded as a part of accumulated other comprehensive income (loss) (“AOCI”) within the shareholders’ equity section of the balance sheet. This guidance also requires the recognition of any unrecognized actuarial gains and losses and unrecognized prior service costs to AOCI, net of tax. Post-adoption changes in unrecognized actuarial gains and losses as well as unrecognized prior service costs will be recognized in other comprehensive income, net of tax. SFAS 158 was effective for PNC as of December 31, 2006, with no retrospective application permitted for prior year-end reporting periods, and resulted in an adjustment for all unamortized net actuarial losses and prior service costs of $132 million after tax. See Note 1 Accounting Policies of our 2006 Form 10-K for further information regarding our adoption of this pronouncement.

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

Norperforming, Past Due And Potential Problem Assets

See Note 4 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and included here by reference for details of the types of nonperforming assets that we held at June 30, 2007 and December 31, 2006. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Total nonperforming assets at June 30, 2007 increased $75 million, to $246 million, compared with December 31, 2006. Of this increase, $67 million related to the Mercantile portfolio.

Foreclosed lease assets of $12 million at both June 30, 2007 and December 31, 2006 primarily represent our repossession of collateral related to a single airline industry credit. This repossessed collateral is currently being leased.

The amount of nonperforming loans that was current as to principal and interest was $79 million at June 30, 2007 and $59 million at December 31, 2006. While we believe that overall asset quality will remain strong for the near term, the current level of asset quality is very strong by historical standards and may not be sustainable for the foreseeable future, particularly in the event of deteriorating economic conditions or higher interest rates. This outlook, combined with expected loan or total credit exposure growth, may result in an increase in the allowance for loan and lease losses in future periods.

Nonperforming Assets By Business

In millions	June 30 2007	Dec. 31 2006
Retail Banking	$140	$106
Corporate & Institutional Banking	100	63
Other	6	2
Total nonperforming assets	$246	$171

Change In Nonperforming Assets

In millions	2007	2006
January 1	$171	$215
Transferred from accrual	189	127
Acquisition – Mercantile	35
Principal activity including payoffs	(90)	(46)
Charge-offs and valuation adjustments	(51)	(48)
Returned to performing	(4)	(10)
Asset sales	(4)	(7)
June 30	$246	$231

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	June 30 2007	Dec. 31 2006	June 30 2007	Dec. 31 2006
Commercial	$7	$9.03%		.04%
Commercial real estate	10	5.10		.14
Consumer	27	28.15		.17
Residential mortgage	5	7.05		.11
Other	6	1	1.57	.27
Total loans	$55	$50.08		.10

The increase in “Other” accruing loans past due 90 days or more at June 30, 2007 compared with December 31, 2006 is primarily due to a single credit which returned to current status subsequent to quarter end.

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $60 million at June 30, 2007 compared with $41 million at December 31, 2006.

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

Allocation Of Allowance For Loan And Lease Losses

	June 30, 2007		December 31, 2006
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$497	38.1%	$443	40.9%
Commercial real estate	110	14.7	30	7.0
Consumer	45	28.0	28	33.1
Residential mortgage	10	14.6	7	12.7
Lease financing	38	4.0	48	5.6
Other	3.6		4.7
Total	$703	100.0%	$560	100.0%

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

The provision for credit losses for the first six months of 2007 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of June 30, 2007 reflected loan and total credit exposure growth, changes in loan portfolio composition, refinements to model parameters, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

The allowance as a percent of nonperforming loans was 322% and as a percent of total loans was 1.09% at June 30, 2007. The comparable percentages at December 31, 2006 were 381% and 1.12%.

Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2007
Commercial	$58	$15		$43.37%
Consumer	32	7		25.29
Commercial real estate	1	1
Total	$91	$23		$68.23
2006
Commercial	$46	$10		$36.36%
Consumer	24	8		16.20
Lease financing		4	(4)	(.29)
Total	$70	$22		$48.20

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, industry concentrations and conditions; credit quality trends; recent loss experience in particular sectors of the portfolio; ability and depth of lending management; changes in risk selection and underwriting standards and the timing of available information. The amount of reserves for these qualitative factors is assigned to loan categories and to business segments primarily based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 5.7% of the total allowance and .06% of total loans, net of unearned income, at June 30, 2007.

CREDIT DEFAULT SWAPS

Credit default swaps provide, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying financial instruments. We use these contracts to mitigate credit risk associated with commercial lending activities as well as proprietary derivative and convertible bond trading. Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net gains from credit default swaps, reflected in the Trading line item on our Consolidated Income Statement, totaled $8 million in the first six months of 2007. For the first six months of 2006, net losses totaled $7 million.

MARKET RISK MANAGEMENT OVERVIEW

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices.

MARKET RISK MANAGEMENT – INTEREST RATE RISK

Interest rate risk results primarily from our traditional banking activities of gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates, and consumer preferences, affect the difference between the interest that we earn on assets and the interest that we pay on liabilities and the level of our noninterest-bearing funding sources. Due to the repricing term mismatches and embedded options inherent in certain of these products, changes in market interest rates not only affect expected near-term earnings, but also the economic values of these assets and liabilities.

PNC’s Asset and Liability Management group centrally manages interest rate risk within limits and guidelines set forth in our risk management policies approved by the Asset and Liability Committee and the Risk Committee of the Board.

Sensitivity estimates and market interest rate benchmarks for the second quarter of 2007 and 2006 follow:

INTEREST SENSITIVITY ANALYSIS

	Second Quarter 2007	Second Quarter 2006
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(2.5)%	(1.3)%
100 basis point decrease	2.5%	1.2%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(5.7)%	(3.6)%
100 basis point decrease	4.4%	2.8%
Duration of Equity Model
Base case duration of equity (in years):	3.2	1.0
Key Period-End Interest Rates
One-month LIBOR	5.32%	5.33%
Three-year swap	5.39%	5.62%

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

Net Interest Income Sensitivity To Alternate Rate Scenarios (Second Quarter 2007)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	.5%	.2%	(8.0)%
Second year sensitivity	5.8%	.9%	(7.6)%

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

During the first six months of 2007, our VaR ranged between $6.1 million and $9.3 million, averaging $7.6 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During the first six months of 2007, there were no such instances at the enterprise-wide level.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first half and second quarter of 2007 and 2006 was as follows:

Six months ended June 30 - in millions	2007	2006
Net interest income	$1	$(3)
Noninterest income	81	112
Total trading revenue	$82	$109
Securities underwriting and trading (a)	$17	$20
Foreign exchange	27	31
Financial derivatives	38	58
Total trading revenue	$82	$109

Three months ended June 30 - in millions	2007	2006
Net interest income	$1	$(3)
Noninterest income	29	55
Total trading revenue	$30	$52
Securities underwriting and trading (a)	$8	$6
Foreign exchange	13	17
Financial derivatives	9	29
Total trading revenue	$30	$52

(a)	Includes changes in fair value for certain loans accounted for at fair value.

Average trading assets and liabilities consisted of the following:

Six months ended June 30 - in millions	2007	2006
Trading assets
Securities (a)	$1,858	$1,636
Resale agreements (b)	1,254	350
Financial derivatives (c)	1,166	1,080
Loans at fair value (c)	177	86
Total trading assets	$4,455	$3,152
Trading liabilities
Securities sold short (d)	$1,348	$716
Repurchase agreements and other borrowings (e)	653	763
Financial derivatives (f)	1,178	1,052
Borrowings at fair value (f)	39	24
Total trading liabilities	$3,218	$2,555

Three months ended June 30 - in millions	2007	2006
Trading assets
Securities (a)	$2,144	$1,477
Resale agreements (b)	1,247	378
Financial derivatives (c)	1,221	1,251
Loans at fair value (c)	161	170
Total trading assets	$4,773	$3,276
Trading liabilities
Securities sold short (d)	$1,431	$769
Repurchase agreements and other borrowings (e)	669	641
Financial derivatives (f)	1,230	1,200
Borrowings at fair value (f)	40	48
Total trading liabilities	$3,370	$2,658
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance Sheet and Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Borrowed funds – Other.
(e)	Included in Borrowed funds – Repurchase agreements and Other.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 43 million shares of BlackRock common stock, accounted for under the equity method. Our total investment in BlackRock was $4.0 billion at June 30, 2007 compared with $3.9 billion at December 31, 2006. The market value of our investment in BlackRock was $6.8 billion at June 30, 2007. The primary risk measurement, similar to other equity investments, is economic capital.

Low Income Housing Projects

Included in our equity investments are limited partnerships that sponsor affordable housing projects. At June 30, 2007 these investments, consisting of partnerships accounted for under the equity method as well as equity investments held by consolidated partnerships, totaled $763 million. The comparable amount at December 31, 2006 was $708 million. PNC’s equity investment at risk was $188 million at June 30, 2007 compared with $134 million at year-end 2006. We also had commitments to make additional equity investments in affordable housing limited partnerships of $108 million at June 30, 2007 compared with $71 million at December 31, 2006.

Private Equity

The private equity portfolio is comprised of equity and mezzanine investments that vary by industry, stage and type of investment. At June 30, 2007, private equity investments carried at estimated fair value totaled $533 million compared with $463 million at December 31, 2006. As of June 30, 2007, approximately 46% of the amount was invested directly in a variety of companies and approximately 54% was invested in various limited partnerships. Our unfunded commitments related to private equity totaled $267 million at June 30, 2007 compared with $283 million at December 31, 2006. At June 30, 2007, Mercantile private equity activities accounted for $32 million and $27 million of private equity investments and private equity unfunded commitments, respectively.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At June 30, 2007, other investments totaled $375 million compared with $269 million at December 31, 2006. Approximately $73 million of other investments at June 30,

2007 related to Mercantile investment activities. Our unfunded commitments related to other investments totaled $64 million at June 30, 2007 compared with $16 million at December 31, 2006. The amounts of other investments and related unfunded commitments at June 30, 2007 included those related to Steel City Capital Funding LLC (“Steel City”), as further described below.

On March 1, 2007, we entered into a joint venture with a third party to form Steel City for purposes of purchasing and originating second lien loans and turnaround loans. Our primary reason for pursuing this venture was to leverage our strengths of origination and servicing, provide an additional product to our customers, and allow for us to moderate the risks associated with this asset class. Additionally, we will earn fees for portfolio management services. Steel City is a limited liability company in which various PNC subsidiaries hold approximately a 31% equity ownership. At June 30, 2007, our capital contribution to Steel City was approximately $28 million with a commitment to fund an additional $50 million. The third party investor has contributed capital of $63 million with a commitment to fund an additional $112 million. We evaluated the accounting for this transaction under FIN 46R and other appropriate generally accepted accounting principles and determined that our aggregate investment will be accounted for under the equity method as described under Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report. This transaction did not have a material impact on our consolidated results of operations.

One of our subsidiaries acts as manager of Steel City. In this capacity it performs investment management services and administers day-to-day operations for Steel City and is compensated for those services through a monthly management fee. The manager also will receive certain performance-based fees. In addition, one of our subsidiaries is providing Steel City with a line of credit for purposes of short-term working capital needs at current market rates.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements and other short-term investments, including trading securities) and securities available for sale. At June 30, 2007, our liquid assets totaled $31.4 billion, with $23.7 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

PNC Bank, N.A. is a member of the Federal Home Loan Bank (“FHLB”)-Pittsburgh. Certain Mercantile banks are members of the FHLB-Atlanta. As such, these banks have access to advances from the FHLB secured generally by residential mortgages. PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. Additionally, Mercantile banks can borrow from the Federal Reserve Bank of Richmond’s discount window. At June 30, 2007, we maintained significant unused borrowing capacity from the Federal Reserve Bank of Cleveland’s discount window and FHLB-Pittsburgh under current collateral requirements.

We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through June 30, 2007, PNC Bank, N.A. had issued $5.4 billion of debt under this program, including the following second quarter 2007 bank note issuances:

•	On April 3, 2007, $500 million were issued that mature on October 3, 2008. Interest will be reset monthly to 1-month LIBOR minus 6 basis points and will be paid monthly.
•	On May 17, 2007, $1 billion were issued that mature June 17, 2008. Interest will be reset monthly to 1-month LIBOR minus 5 basis points and will be paid monthly.
•	On June 28, 2007, $1 billion were issued that mature on December 29, 2008. Interest will be reset monthly to 1-month LIBOR minus 4 basis points and will be paid monthly.

None of the second quarter issuances described above are redeemable by us or the holders prior to maturity.

PNC Bank, N.A. established a program in December 2004 to offer up to $3.0 billion of its commercial paper. As of June 30, 2007, $445 million of commercial paper was outstanding under this program.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $628 million at June 30, 2007.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of June 30, 2007, the parent company had approximately $1.5 billion in funds available from its cash and short-term investments. As of June 30, 2007 there were $855 million of parent company contractual obligations with maturities of less than one year.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

On June 12, 2007, PNC Funding Corp issued $500 million of Senior Notes that mature on June 12, 2009. Interest will be reset monthly to 1-month LIBOR plus 2 basis points. These notes are not redeemable by us or the holders prior to maturity.

On May 15, 2007, we redeemed Capital Securities totaling $300 million related to PNC Institutional Capital Trust B.

In July 2006, PNC Funding Corp established a program to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of June 30, 2007, there were no issuances outstanding under this program.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of June 30, 2007.

Contractual Obligations

June 30, 2007 - in millions	Total
Remaining contractual maturities of time deposits	$22,996
Borrowed funds	24,516
Minimum annual rentals on noncancellable leases	1,171
Nonqualified pension and postretirement benefits	317
Purchase obligations (a)	292
Total contractual cash obligations (b)	$49,292
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.
(b)	Excludes amounts related to our adoption of FIN 48 due to the uncertainty in terms of timing and amount of future cash outflows. Note 11 Income Taxes in our Notes To Consolidated Financial Statements includes additional information regarding our adoption of FIN 48 in the first quarter of 2007.

Other Commitments (a)

June 30, 2007 - in millions	Total
Credit commitments	$50,678
Standby letters of credit	4,882
Other commitments (b)	439
Total commitments	$55,999
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes private equity funding commitments related to equity management, low income housing projects and other investments.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives, including the credit risk amounts of these derivatives as of June 30, 2007 and December 31, 2006, is presented in Note 1 Accounting Policies and Note 9 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges or free-standing derivatives at June 30, 2007 and December 31, 2006. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives - 2007

June 30, 2007 - dollars in millions	Notional/ Contract Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted- Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$7,305	$(15)	4 yrs. 3 mos.	5.69%	5.55%
Interest rate floors (b)	6		3 yrs. 9 mos.	NM	NM
Forward purchase commitments	500	2	1 mo.	NM	NM
Total asset rate conversion	7,811	(13)
Liability rate conversion
Interest rate swaps (a) Receive fixed	5,195	(93)	6 yrs. 8 mos.	5.50	5.41
Total liability rate conversion	5,195	(93)
Total interest rate risk management	13,006	(106)
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	716	21	9 yrs. 7 mos.	5.22	5.57
Total commercial mortgage banking risk management	716	21
Total accounting hedges (c)	$13,722	$(85)
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$50,719	$52	5 yrs. 2 mos.	5.18%	5.19%
Caps/floors
Sold	2,668	(4)	7 yrs. 1 mo.	NM	NM
Purchased	1,841	4	4 yrs. 5 mos.	NM	NM
Futures	2,232	1	9 mos.	NM	NM
Foreign exchange	6,997	4	5 mos.	NM	NM
Equity	2,071	(100)	1 yr. 7 mos.	NM	NM
Swaptions	4,061	(19)	12 yrs. 5 mos.	NM	NM
Total customer-related	70,589	(62)
Other risk management and proprietary
Interest rate
Swaps	28,135	22	4 yrs. 11 mos.	4.98%	5.11%
Caps/floors
Sold	7,250	(27)	2 yrs. 5 mos.	NM	NM
Purchased	8,760	33	2 yrs. 4 mos.	NM	NM
Futures	25,534	(4)	1 yr. 2 mos.	NM	NM
Foreign exchange	2,855	6	6 yrs. 2 mos.	NM	NM
Credit derivatives	4,922	(1)	8 yrs.	NM	NM
Risk participation agreements	751		5 yrs. 6 mos.	NM	NM
Commitments related to mortgage-related assets	3,394	(10)	1 mo.	NM	NM
Options
Futures	29,079	2	6 mos.	NM	NM
Swaptions	23,265	47	7 yrs. 7 mos.	NM	NM
Total other risk management and proprietary	133,945	68
Total free-standing derivatives	$204,534	$6
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 63% were based on 1-month LIBOR, 30% on 3-month LIBOR and 7% on Prime Rate.
(b)	Interest rate floors have a weighted-average strike of 3.20%.
(c)	Fair value amounts include net accrued interest receivable of $106 million.

NM Not meaningful

Financial Derivatives - 2006

December 31, 2006 - dollars in millions	Notional/ Contract Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted- Average Interest Rates
				Paid	Received
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

NM Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2007, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007, and that there has been no change in internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors in our 2006 Form 10-K and in our current year Form 10-Qs, including in the Risk Factors and Risk Management sections of those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

•	Our business and operating results are affected by business and economic conditions generally or specifically in the principal markets in which we do business. We are affected by changes in our customers’ and counterparties’ financial performance, as well as changes in customer preferences and behavior, including as a result of changing business and economic conditions.
•

The value of our assets and liabilities, as well as our overall financial performance, is also affected by changes in interest rates or in valuations in the debt and equity markets. Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates, can affect our activities and financial results.

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
•

Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity, and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education lending, and the protection of confidential customer information; and (e) changes in accounting policies and principles.

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

We grow our business from time to time by acquiring other financial services companies, including our pending Yardville and Sterling acquisitions. Acquisitions in general present us with risks other than those presented by the nature of the business acquired. In particular, acquisitions may be substantially more expensive to complete (including as a result of costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs arising as a result of those issues. Post-closing acquisition risk continues to apply to Mercantile as we complete the integration.

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Three months ended June 30		Six months ended June 30
In millions, except per share data Unaudited	2007	2006	2007	2006
Interest Income
Loans	$1,084	$797	$1,980	$1,544
Securities available for sale	355	255	665	498
Other	115	74	224	150
Total interest income	1,554	1,126	2,869	2,192
Interest Expense
Deposits	532	379	1,000	706
Borrowed funds	284	191	508	374
Total interest expense	816	570	1,508	1,080
Net interest income	738	556	1,361	1,112
Provision for credit losses	54	44	62	66
Net interest income less provision for credit losses	684	512	1,299	1,046
Noninterest Income
Asset management	190	429	355	890
Fund servicing	209	210	412	431
Service charges on deposits	92	80	169	153
Brokerage	72	63	138	122
Consumer services	107	94	198	183
Corporate services	176	157	335	292
Equity management gains	2	54	34	61
Net securities gains (losses)	1	(8)	(2)	(12)
Trading	29	55	81	112
Net gains (losses) related to BlackRock	(1)		51
Other	98	96	195	183
Total noninterest income	975	1,230	1,966	2,415
Noninterest Expense
Compensation	470	558	888	1,113
Employee benefits	74	76	146	163
Net occupancy	81	83	168	162
Equipment	79	80	150	157
Marketing	29	22	50	42
Other	307	326	582	670
Total noninterest expense	1,040	1,145	1,984	2,307
Income before minority interests and income taxes	619	597	1,281	1,154
Minority interest in income of BlackRock		19		41
Income taxes	196	197	399	378
Net income	$423	$381	$882	$735
Earnings Per Common Share
Basic	$1.24	$1.30	$2.71	$2.51
Diluted	$1.22	$1.28	$2.67	$2.47
Average Common Shares Outstanding
Basic	342	293	325	292
Diluted	346	297	329	297

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	June 30 2007	December 31 2006
Assets
Cash and due from banks	$3,177	$3,523
Federal funds sold and resale agreements	1,824	1,763
Other short-term investments, including trading securities	3,667	3,130
Loans held for sale	2,562	2,366
Securities available for sale	25,903	23,191
Loans, net of unearned income of $1,004 and $795	64,714	50,105
Allowance for loan and lease losses	(703)	(560)
Net loans	64,011	49,545
Goodwill	7,745	3,402
Other intangible assets	913	641
Equity investments	5,584	5,330
Other	10,265	8,929
Total assets	$125,651	$101,820
Liabilities
Deposits
Noninterest-bearing	$18,302	$16,070
Interest-bearing	58,919	50,231
Total deposits	77,221	66,301
Borrowed funds
Federal funds purchased	7,212	2,711
Repurchase agreements	2,805	2,051
Bank notes and senior debt	7,537	3,633
Subordinated debt	4,226	3,962
Other	2,736	2,671
Total borrowed funds	24,516	15,028
Allowance for unfunded loan commitments and letters of credit	125	120
Accrued expenses	3,663	3,970
Other	4,252	4,728
Total liabilities	109,777	90,147

Minority and noncontrolling interests in consolidated entities	1,370	885

Shareholders’ Equity
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	2,606	1,651
Retained earnings	11,339	10,985
Accumulated other comprehensive loss	(439)	(235)
Common stock held in treasury at cost: 11 and 60 shares	(766)	(3,377)
Total shareholders’ equity	14,504	10,788
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$125,651	$101,820

(a)	Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Six months ended June 30 - in millions Unaudited	2007	2006
Operating Activities
Net income	$882	$735
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	62	66
Depreciation, amortization and accretion	155	182
Deferred income taxes	70	71
Net gains related to BlackRock	(51)
Undistributed earnings of BlackRock	(76)
Excess tax benefits from share-based payment arrangements	(12)	(17)
Loans held for sale	(216)	340
Other short-term investments, including trading securities	(32)	659
Other assets	163	(979)
Accrued expenses and other liabilities	(1,088)	529
Other	(67)	(32)
Net cash (used) provided by operating activities	(210)	1,554
Investing Activities
Repayment of securities	2,491	1,692
Sales
Securities	3,872	3,433
Loans	220	18
Purchases
Securities	(8,058)	(6,460)
Loans	(2,615)	(658)
Net change in
Loans	(302)	(913)
Federal funds sold and resale agreements	(250)	(325)
Net cash paid for acquisitions	(1,890)	(55)
Purchases of corporate and bank-owned life insurance	(117)
Other	(241)	(121)
Net cash used by investing activities	(6,890)	(3,389)
Financing Activities
Net change in
Noninterest-bearing deposits	(728)	(554)
Interest-bearing deposits	(780)	3,770
Federal funds purchased	4,294	(808)
Repurchase agreements	20	444
Other short-term borrowed funds	415	(534)
Sales/issuances
Bank notes and senior debt	4,273	504
Subordinated debt	595
Other long-term borrowed funds	71	412
Treasury stock	156	223
Perpetual trust securities	490
Repayments/maturities
Bank notes and senior debt	(575)	(850)
Subordinated debt	(537)
Other long-term borrowed funds	(113)	(328)
Excess tax benefits from share-based payment arrangements	12	17
Acquisition of treasury stock	(460)	(232)
Cash dividends paid	(379)	(309)
Net cash provided by financing activities	6,754	1,755
Net Decrease In Cash And Due From Banks	(346)	(80)
Cash and due from banks at beginning of period	3,523	3,518
Cash and due from banks at end of period	$3,177	$3,438
Cash Paid For
Interest	$1,390	$1,063
Income taxes	435	290
Non-cash Items
Issuance of common stock for Mercantile acquisition	3,779
Net increase in investment in BlackRock	24
Transfer from loans to loans held for sale, net	160	84
Impact of FSP 13-2	238

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

We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky, and Delaware. We also provide certain global fund processing services internationally. We are subject to intense competition from other financial services companies and are subject to regulation by various domestic and international authorities.

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

In general, a variable interest entity (“VIE”) is a special purpose entity formed as a corporation, partnership, limited liability corporation, or any other legal structure used to conduct activities or hold assets that either:

•	Does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights, or
•	Has equity investors that do not provide sufficient equity for the entity to finance its activities without additional subordinated financial support.

A VIE often holds financial assets, including loans or receivables, real estate or other property.

We consolidate a VIE if we are considered to be its primary beneficiary. The primary beneficiary is subject to absorbing the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we recognize all of the VIE’s assets, liabilities and noncontrolling interests, with future changes based upon consolidation accounting principles. See Note 6 Variable Interest Entities for more information about VIEs that we do not consolidate but in which we hold a significant interest.

BUSINESS COMBINATIONS

We record the net assets of companies that we acquire at their estimated fair value at the date of acquisition and we include the results of operations of the acquired companies in our consolidated income statement from the date of acquisition. We recognize as goodwill the excess of the purchase price over the estimated fair value of the net assets acquired.

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

Investment in BlackRock

We deconsolidated the assets and liabilities of BlackRock from our Consolidated Balance Sheet effective September 29, 2006 and now account for our investment in BlackRock under the equity method of accounting. Under the equity method, our investment in BlackRock is reflected on our Consolidated Balance Sheet in the caption equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in the caption asset management.

We mark to market our obligation to transfer BlackRock shares related to the BlackRock long-term incentive plan (“LTIP”) programs. As we transfer the shares for payouts under such LTIP programs, we recognize a gain or loss on those shares. The impact of those transactions are shown on a net basis on our Consolidated Income Statement in net gains related to BlackRock. Our obligation to transfer BlackRock shares related to the LTIP programs and the resulting accounting are described in more detail in our 2006 Form 10-K and our current report on Form 8-K filed June 14, 2007.

Private Equity Investments

We report private equity investments, which include direct investments in companies, interests in limited partnerships, and affiliated partnership interests, at estimated fair values. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We generally value limited partnership investments based on the financial statements we receive from the general partner. We include all private equity investments on the Consolidated Balance Sheet in the caption equity investments. Changes in the fair value of these assets are recognized in noninterest income.

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

Equity Securities and Partnership Interests

We account for equity investments other than BlackRock and private equity investments under one of the following methods:

•

Marketable equity securities are recorded on a trade-date basis and are accounted for based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short-term profits are classified as trading and included in other short-term investments. Both realized and unrealized gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). Any unrealized losses that we have determined to be other-than-temporary are recognized in current period earnings.

•

Nonmarketable equity securities are recorded using the cost method of accounting since we do not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in noninterest income. Distributions received from income on cost method investments are included in interest income or noninterest income depending on the type of investment. We include our investment in nonmarketable equity securities in other assets on the Consolidated Balance Sheet.

For investments in limited partnerships, limited liability companies and other minor investments that are not required to be consolidated, we use either the cost method or the equity method. The cost method is described above for nonmarketable equity securities. We use the cost method for minor investments in which we have no influence over the operations of the investee and when cost appropriately reflects our economic interest in the underlying investment. We use the equity method for all other general and limited partner ownership interests and limited liability company investments. Under the equity method, we record our equity ownership share of net income or loss of the investee in noninterest income. Investments described above are included in the caption equity investments on the Consolidated Balance Sheet.

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

Debt securities not classified as held to maturity or other short-term investments are designated as securities available for sale and carried at market value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). We review all debt securities that are in an unrealized loss position for other-than-temporary impairment on a quarterly basis. Declines in the market value of available for sale debt securities that are deemed other-than-temporary are recognized as a securities loss included in noninterest income in the period in which the determination is made.

We include all interest on debt securities, including amortization of premiums and accretion of discounts using the interest method, in net interest income. We compute gains and losses realized on the sale of debt securities available for sale on a specific security basis and include them in noninterest income.

LOANS AND LEASES

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on loans purchased. Interest related to loans other than nonaccrual loans is accrued based on the principal amount outstanding and credited to net interest income as earned using the interest method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and amortized to net interest income, over periods not exceeding the contractual life of the loan, using methods that are not materially different from the interest method.

Certain loans are accounted for at fair value in accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” with changes in the fair value reported in trading revenue. The fair value of these loans was $167 million, or less than .5% of the total loan portfolio, at June 30, 2007.

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

LOAN SALES, SECURITIZATIONS AND RETAINED INTERESTS

We recognize the sale of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. We also sell mortgage and other loans through secondary market securitizations. In certain cases, we may retain a portion or all of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and, in some cases, cash reserve accounts, all of which are considered retained interests in the transferred assets. Our loan sales and securitizations are generally structured without recourse to us and with no restrictions on the retained interests. In the event we are obligated for recourse liabilities in a sale, our policy is to record such liabilities at fair value upon closing of the transaction. Specific reserves and allocated pooled reserves included in the allowance for loan and lease losses are charged-off and reduce the basis of the loans when the loans are designated as held for sale. Gains or losses recognized on the sale of the loans depend on the allocation of the carrying value between the loans sold and the retained interests, based on their relative fair market values at the date of sale. We generally estimate fair value based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable. Gains or losses on these transactions are reported in noninterest income.

As of January 1, 2006, we adopted SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 was issued in March 2006 and requires all newly recognized servicing rights and obligations to be initially measured at fair value. For each class of recognized servicing rights and obligations, the standard permits the election of either the amortization method or the fair value measurement method for subsequent measurement of the asset or obligation. For separately recognized servicing rights and obligations retained or purchased related to commercial loans and commercial mortgages, we have elected to account for subsequent adjustments under the amortization method, which requires us to amortize the servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss. For servicing rights or obligations related to residential mortgage loans, we have elected to account for subsequent adjustments using the fair value method with changes in the value of the right or obligation reflected in noninterest income.

Each quarter, we evaluate our servicing assets that are being carried at amortized cost for impairment by categorizing the pools of assets underlying servicing rights by product type. A valuation allowance is recorded and reduces current income when the carrying amount of a specific asset category exceeds its fair value.

We classify securities retained as debt securities available for sale or other assets, depending on the form of the retained interests. Retained interests that are subject to prepayment risk are reviewed on a quarterly basis for impairment. If the fair value of the retained interests is below its carrying amount and the decline is determined to be other-than-temporary, then the decline is reflected in noninterest income. We recognize other adjustments to the fair market value of retained interests classified as available for sale securities through accumulated other comprehensive income (loss).

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans,
•	Troubled debt restructurings, and
•	Foreclosed assets.

Other than consumer loans, we generally classify loans as nonaccrual when we determine that the collection of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more and the loans are not well-secured or in the process of collection. When the accrual of interest is discontinued, any accrued but uncollected interest credited to income is reversed. We charge off these loans based on the facts and circumstances of the individual loan.

Consumer loans well-secured by residential real estate, including home equity installment loans and lines of credit, are classified as nonaccrual at 12 months past due. These loans are considered well secured if the fair market value of the property, less 15% to cover potential foreclosure expenses, is greater than or equal to the principal balance including any superior liens. A fair market value assessment of the property is initiated when the loan becomes 80 to 90 days past due. The procedures for foreclosure of these loans is consistent with our general foreclosure process discussed below. The classification of consumer loans well-secured by residential real estate as nonaccrual loans at 12 months past due is in accordance with Federal Financial Institutions Examination Council guidelines. We charge off these loans based on the facts and circumstances of the individual loan.

Consumer loans in the process of collection but not well-secured are classified as nonaccrual at 120 days past due if they are home equity installment loans and at 180 days past due if they are home equity lines of credit. These loans are recorded at the lower of cost or market value, less liquidation costs and the unsecured portion of these loans is generally charged off when they become nonaccrual.

A loan is categorized as a troubled debt restructuring if a significant concession is granted due to deterioration in the financial condition of the borrower.

Nonperforming loans are generally not returned to performing status until the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and collection of the contractual principal and interest is no longer doubtful. Nonaccrual commercial and commercial real estate loans and troubled debt restructurings are designated as impaired loans. We recognize interest collected on these loans on the cost recovery method.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the allowance for loan and lease losses at a level that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. Our determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Expected default probabilities,
•	Loss given default,
•	Exposure at date of default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Historical loss exposure on consumer loans and residential mortgages, and
•	Amounts for changes in economic conditions and potential estimation or judgmental imprecision.

In determining the adequacy of the allowance for loan and lease losses, we make specific allocations to impaired loans, allocations to pools of watchlist and nonwatchlist loans, and allocations to consumer and residential mortgage loans. We also allocate reserves to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and quantitative factors. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

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

MORTGAGE AND OTHER LOAN SERVICING RIGHTS

We provide servicing under various commercial, consumer and residential loan servicing contracts. These contracts are either purchased in the open market or retained as part of a commercial mortgage loan securitization, residential mortgage loan sale or other commercial loan sale transactions. Prior to January 1, 2006, purchased contracts were recorded at cost and the servicing rights retained from the sale or securitization of loans were recorded based on their relative fair value to all of the assets securitized or sold. As a result of the adoption of SFAS 156, beginning January 1, 2006 all newly acquired servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future servicing cash flows, including assumptions as to:

•	Interest rates for escrow and deposit balance earnings,
•	Discount rates,
•	Estimated interest rates, and
•	Estimated servicing costs.

For subsequent measurements of our servicing rights, we have elected to account for our commercial mortgage and commercial loan servicing rights as a class of assets under the amortization method. This determination was made based on the unique characteristics of the commercial mortgages and commercial loans underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial servicing rights assets. Specific risk characteristics of commercial mortgages include loan type, currency or exchange rate, interest rates and expected cash flows. Specific risk characteristics of commercial loans include interest rates and credit quality factors which could impact expected cash flows. We record these servicing assets as other intangible assets and amortize them over their estimated lives in proportion to estimated net servicing income or loss. On a quarterly basis, we test the assets for impairment using various valuation models. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized. Servicing fees are recognized as they are earned and are reported net of amortization expense in noninterest income.

For residential mortgage servicing rights, we have elected to account for these subsequent measurements of our servicing rights under the fair value method. The primary risk of changes to the value of the residential mortgage servicing rights resides in the potential volatility in the economic assumptions used, primarily the interest rates. The pricing methodology used by PNC to value residential mortgage servicing rights uses a combination of securities market data observations, model cash flow projections, and anecdotal servicing observations and surveys. Changes in the fair values of these assets are reflected in noninterest income.

DEPRECIATION AND AMORTIZATION

For financial reporting purposes, we depreciate premises and equipment net of salvage value principally using the straight-line method over their estimated useful lives.

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

For those derivative instruments that are designated and qualify as accounting hedging instruments, we must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge or a cash flow hedge. We have no derivatives that hedge the net investment in a foreign operation.

We formally document the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy before undertaking a hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge at inception of the hedge relationship. For hedging relationships in which effectiveness is measured, we formally assess, both at the inception of the hedge and on an ongoing basis, if the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

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

We discontinue hedge accounting when it is determined that the derivative is no longer qualifying as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and therefore hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value and changes of the fair value of the derivative are recorded in trading noninterest income.

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

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments). We also enter into commitments to purchase mortgage loans (purchase commitments). Both interest rate lock commitments and purchase commitments on mortgage loans that will be held for resale are accounted for as free-standing derivatives. Interest rate lock commitments and purchase commitments that are considered to be derivatives are recorded at fair value in other assets or other liabilities. Fair value of interest rate lock commitments and purchase commitments is determined as the change in value that occurs after the inception of the commitment considering the projected security price, fees collected from the borrower and costs to originate, adjusted for anticipated fallout risk. We recognize any gain or loss from the change in fair value of these derivatives, as appropriate, in trading noninterest income.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). This statement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“Guide”) and whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company or an equity method investor in an investment company. This guidance is effective for PNC beginning January 1, 2008. We are currently evaluating the application of this guidance to our private equity investment activities but do not anticipate that the adoption of the guidance will have a significant impact on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position No. (“FSP”) FIN 46(R) 7, “Application of FASB Interpretation No. 46(R) to Investment Companies.” This guidance amends paragraph 4(e) of FIN 46(R) to provide a scope exception from the consolidation provisions for investments accounted for at fair value in accordance with the specialized accounting guidance of the Guide referenced above. This guidance is effective for PNC upon adoption of SOP 07-1.

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation (“FIN”) No. 48”. This FSP amended FIN 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance as to the determination of whether a tax position is deemed effectively settled for purposes of recognizing previously unrecognized tax benefits under FIN 48. This guidance was adopted effective January 1, 2007 in connection with our adoption of FIN 48. See Note 11 Income Taxes for additional information.

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

•

FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” clarifies the accounting for uncertainty in income taxes recognized in the financial statements and sets forth recognition, derecognition and measurement criteria for tax positions taken or expected to be taken in a tax filing. For PNC, this guidance is effective for all tax positions taken or expected to be taken beginning on January 1, 2007. See Note 11 Income Taxes.

•	FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” requires a recalculation of the

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

NOTE 2 ACQUISITIONS

MERCANTILE BANKSHARES CORPORATION

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

Our acquisition of Mercantile added approximately $21 billion of assets to our Consolidated Balance Sheet, including $12.4 billion of loans, $4.3 billion of goodwill and $3.0 billion of available for sale and trading securities. Loans added with this acquisition included $6.0 billion of commercial real estate, $3.7 billion of commercial, $1.1 billion of residential mortgage and $1.6 billion of consumer loans. In addition, we added $12.5 billion of deposits and $2.1 billion of borrowed funds in connection with this acquisition. Our Consolidated Income Statement includes the impact of Mercantile subsequent to our March 2, 2007 acquisition.

YARDVILLE NATIONAL BANCORP

On June 6, 2007, we entered into a definitive agreement to acquire Hamilton, New Jersey-based Yardville National Bancorp (“Yardville”) for approximately 3.3 million shares of PNC common stock and $156 million in cash, subject to adjustment. Based upon PNC’s closing common stock price on June 6, 2007, the consideration represents $403 million in stock and cash or approximately $35.00 per Yardville share. Yardville is a commercial and consumer bank with approximately $2.6 billion in assets, $2.0 billion in deposits and 33 branches in central New Jersey and eastern Pennsylvania. This acquisition is expected to close in the fourth quarter of 2007, subject to customary closing conditions including regulatory approvals and approval by Yardville shareholders.

See Note 16 Subsequent Events regarding additional information on other recently completed or announced acquisitions.

NOTE 3 SECURITIES

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
June 30, 2007 (a)
SECURITIES AVAILABLE FOR SALE

Debt securities
Residential mortgage-backed	$18,962	$14	$(248)	$18,728
Commercial mortgage-backed	4,239	1	(91)	4,149
Asset-backed	2,165		(21)	2,144
U.S. Treasury and government agencies	285		(7)	278
State and municipal	241	1	(3)	239
Other debt	29			29
Total debt securities	25,921	16	(370)	25,567
Corporate stocks and other	337		(1)	336
Total securities available for sale	$26,258	$16	$(371)	$25,903
December 31, 2006 (a)
SECURITIES AVAILABLE FOR SALE

Debt securities
Residential mortgage-backed	$17,325	$39	$(156)	$17,208
Commercial mortgage-backed	3,231	13	(25)	3,219
Asset-backed	1,615	3	(9)	1,609
U.S. Treasury and government agencies	611		(3)	608
State and municipal	140	1	(2)	139
Other debt	90		(3)	87
Total debt securities	23,012	56	(198)	22,870
Corporate stocks and other	321	1	(1)	321
Total securities available for sale	$23,333	$57	$(199)	$23,191

(a)	Securities held to maturity at June 30, 2007 and December 31, 2006 totaled less than $.5 million at each date.

We evaluate our securities available for sale portfolio in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At June 30, 2007, securities available for sale included a net unrealized loss of $355 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $142 million.

The fair value of securities available for sale generally decreases when interest rates increase and vice versa. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.

Of the $371 million gross unrealized loss amount at June 30, 2007, $191 million related to securities that had been in a loss position for 12 months or more. The fair value of those securities totaled approximately $6.7 billion. Of those securities in an unrealized loss position for 12 months or more as of June 30, 2007, PNC held 26 residential mortgage-backed security positions with fair value totaling $338 million that had an unrealized loss of more than 5% when compared with their amortized cost. The unrealized loss on these positions totaled $31 million and, the unrealized loss amount on any individual position did not exceed $5 million. These securities are primarily collateralized mortgage obligations where amortized cost closely approximates the par value of the security. At June 30, 2007, these securities are either US government agency issued or rated “AAA.” PNC also held 14 commercial mortgage-backed security positions with fair value totaling $283 million that had an unrealized loss of more than 5% when compared to their amortized cost and had been in an unrealized loss position for 12 months or more. The unrealized loss on these positions totaled $17 million and, the unrealized loss amount on any individual position did not exceed $3 million. At June 30, 2007, these securities were all rated “AAA.” At June 30, 2007, PNC also held certain other securities included in the other categories in the preceding table that had an unrealized loss of more than 5% when compared with their amortized cost. The approximate fair value of these other securities at June 30, 2007 was $5 million and the aggregate unrealized loss on these securities positions was not significant. The majority of the reported unrealized loss related to these securities and the remaining other available for sale securities is attributable to changes in interest rates and not from the deterioration in the credit quality of the issuer.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 4 years and 2 months at June 30, 2007 and 3 years and 8 months at December 31, 2006.

Information relating to securities sold is set forth in the following table:

Securities Sold

Six months ended June 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Income Tax Expense/ (Benefit)
2007	$3,872	$10	$(12)	$(2)	$(1)
2006	3,433	1	(13)	(12)	(4)

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $23.7 billion at June 30, 2007 and $10.6 billion at December 31, 2006. The increase is due primarily to an increase in securities pledged as collateral for the ability to borrow from the Federal Reserve Bank of Cleveland. The pledged securities include positions held in our portfolio of securities available for sale, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $1.4 billion at June 30, 2007 and December 31, 2006 and is a component of Federal funds sold and Resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $1.1 billion was repledged to others at June 30, 2007 and $1.3 billion was repledged to others at December 31, 2006.

NOTE 4 ASSET QUALITY

The following table sets forth nonperforming assets and related information:

Dollars in millions	June 30 2007	December 31 2006
Nonaccrual loans
Commercial	$126	$109
Commercial real estate	62	12
Consumer	14	13
Residential mortgage	14	12
Lease financing	2	1
Total nonaccrual loans	218	147
Foreclosed and other assets
Lease	12	12
Residential mortgage	12	10
Other	4	2
Total foreclosed and other assets	28	24
Total nonperforming assets (a) (b)	$246	$171
Nonperforming loans to total loans	.34%	.29%
Nonperforming assets to total loans and foreclosed assets	.38	.34
Nonperforming assets to total assets	.20	.17
(a)	Excludes equity management assets carried at estimated fair value of $13 million at June 30, 2007 and $11 million at December 31, 2006 (amounts include troubled debt restructured assets of $4 million at both June 30, 2007 and December 31, 2006).
(b)	Excludes loans held for sale carried at lower of cost or market value of $17 million at June 30, 2007.

Changes in the allowance for loan and lease losses were as follows:

In millions	2007	2006
Allowance at January 1	$560	$596
Charge-offs
Commercial	(58)	(46)
Commercial real estate	(1)
Consumer	(32)	(24)
Total charge-offs	(91)	(70)
Recoveries
Commercial	15	10
Commercial real estate	1
Consumer	7	8
Lease financing		4
Total recoveries	23	22
Net recoveries (charge-offs)
Commercial	(43)	(36)
Consumer	(25)	(16)
Lease financing		4
Total net charge-offs	(68)	(48)
Provision for credit losses	62	66
Acquired allowance – Mercantile	137
Net change in allowance for unfunded loan commitments and letters of credit	12	(3)
Allowance at June 30	$703	$611

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2007	2006
Allowance at January 1	$120	$100
Acquired allowance – Mercantile	17
Net change in allowance for unfunded loan commitments and letters of credit	(12)	3
Allowance at June 30	$125	$103

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business segment for the six months ended June 30, 2007 follows:

Goodwill

In millions	December 31 2006	Additions/ Adjustments	June 30 2007
Retail Banking	$1,466	$3,952	$5,418
Corporate & Institutional Banking	938	367	1,305
PFPC	968		968
BlackRock	30	30	60
Other		(6)	(6)
Total	$3,402	$4,343	$7,745

We added $4.3 billion of goodwill and $288 million of other intangible assets in connection with our March 2007 acquisition of Mercantile. Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at that date becomes available. We are awaiting certain information relating to our valuations and any pre-acquisition contingencies. Revisions may result in subsequent adjustments to goodwill. As of June 30, 2007, the goodwill and other intangible assets related to Mercantile are reported in the Retail Banking and Corporate & Institutional Banking business segments.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	June 30 2007	December 31 2006
Customer-related and other intangibles
Gross carrying amount	$623	$342
Accumulated amortization	(215)	(178)
Net carrying amount	$408	$164
Mortgage and other loan servicing rights
Gross carrying amount	$751	$689
Accumulated amortization	(246)	(212)
Net carrying amount	$505	$477
Total	$913	$641

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

The changes in the carrying amount of goodwill and net other intangible assets for the six months ended June 30, 2007 are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2006	$3,402	$164	$477
Additions/adjustments:
Mercantile acquisition	4,315	281	7
Retail Banking	(2)		55
BlackRock	30
Amortization		(37)	(34)
Balance at June 30, 2007	$7,745	$408	$505

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We record goodwill when BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest.

Servicing revenue from both commercial and residential mortgage servicing assets and liabilities generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances and ancillary fees totaling $88 million and $64 million for the six months ended June 30, 2007 and June 30, 2006, respectively. Comparable amounts for the three months ended June 30, 2007 and June 30, 2006 totaled $45 million and $31 million, respectively. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for the first half of 2007 was $71 million. Amortization expense on existing intangible assets for the remainder of 2007 and for 2008 through 2012 is estimated to be as follows:

•	Remainder of 2007: $115 million,
•	2008: $151 million,
•	2009: $135 million,
•	2010: $113 million,
•	2011: $97 million, and
•	2012: $53 million.

NOTE 6 VARIABLE INTEREST ENTITIES

As discussed in our 2006 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs as of June 30, 2007 and December 31, 2006 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2006 Form 10-K.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
June 30, 2007
Market Street	$4,134	$4,134	$7,058	(a)
Collateralized debt obligations	529	442	8
Partnership interests in low income housing projects	42	30	66
Total	$4,705	$4,606	$7,132
December 31, 2006
Market Street	$4,020	$4,020	$6,117	(a)
Collateralized debt obligations	815	570	22
Partnership interests in low income housing projects	33	30	8
Total	$4,868	$4,620	$6,147

(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $6.5 billion and other credit enhancements of $.6 billion at June 30, 2007. The comparable amounts at December 31, 2006 were $5.6 billion and $.6 billion, respectively.

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

PNC Bank, National Association (“PNC Bank, N.A.”) provides certain administrative services, a portion of the program-level credit enhancement, and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. All of Market Street’s assets at June 30, 2007 and December 31, 2006 collateralized the commercial paper obligations. PNC views its credit exposure for the Market Street transactions as limited. Facilities requiring PNC to fund for defaulted assets totaled $447 million at June 30, 2007. For 93% of the liquidity facilities at June 30, 2007, PNC is not required to fund if the assets are in default. PNC may be liable for funding under liquidity facilities for events such as borrower bankruptcies, collateral deficiencies or covenant violations. Additionally, PNC’s obligations under the liquidity facilities are secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over-collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of the expected historical losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 23, 2012. Neither creditors nor investors in Market Street have any recourse to our general credit. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $3.0 million and $1.0 million, respectively, for the quarter ended June 30, 2007. Comparable amounts were $5.9 million and $1.9 million for the six months ended June 30, 2007.

As more fully described in our 2006 Form 10-K, Market Street was restructured as a limited liability company in October 2005 and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party.

The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $6.9 million as of June 30, 2007. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

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

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
June 30, 2007	$761	$761
December 31, 2006	$834	$834

Investment Company Accounting – Deferred Application

We also have subsidiaries that invest in and act as the investment manager for private equity funds organized as limited partnerships as part of our equity management activities. The funds invest in private equity investments to generate capital appreciation and profits. As permitted by FIN 46R, we have deferred applying the provisions of the interpretation for these entities pending adoption of FASB Staff Position No. (“FSP”) FIN 46(R)7, “Application of FASB

Interpretation No. 46(R) to Investment Companies.” See Note 1 Accounting Policies. These entities are not consolidated into our financial statements as of June 30, 2007 or December 31, 2006. Information on these entities follows:

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
June 30, 2007	$122	$122	$105
December 31, 2006	$102	$102	$104

PNC’s risk of loss in the table above includes both the value of our equity investments and any unfunded commitments to the respective entities. The value of our investment in these entities is included in equity investments on our Consolidated Balance Sheet.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for both regulatory and tangible ratios.

In December 2006, one of our indirect subsidiaries, PNC REIT Corp., sold $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust Securities”) of PNC Preferred Funding Trust I (“Trust I”) in a private placement. PNC REIT Corp. had previously acquired the Trust Securities from the trust in exchange for an equivalent amount of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities (the “LLC Preferred Securities”), of PNC Preferred Funding LLC, (the “LLC”), held by PNC REIT Corp. The LLC’s initial material assets consist of indirect interests in mortgages and mortgage-related assets previously owned by PNC REIT Corp. Our 2006 Form 10-K includes additional information regarding the Trust Securities, including descriptions of replacement capital and dividend restriction covenants.

In March 2007, PNC Preferred Funding LLC sold $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust II (“Trust II”) in a private placement. In connection with the private placement, Trust II acquired $500 million of LLC Preferred Securities. Our first quarter 2007 Form 10-Q and our current report on Form 8-K filed on March 30, 2007 include additional information regarding the Trust II Securities, including descriptions of replacement capital and dividend restriction covenants.

PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I and Trust II’s investment in the LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I and Trust II. This minority interest totaled approximately $980 million at June 30, 2007.

NOTE 7 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

In March 2007, we redeemed all of the underlying Capital Securities relating to UNB Capital Trust I and Riggs Capital Trust II. The total outstanding Capital Securities redeemed were $216 million. In May 2007, we redeemed all of the underlying Capital Securities, totaling $300 million, relating to PNC Institutional Capital Trust B.

As part of the Mercantile acquisition, we acquired the James Monroe Statutory Trust II (“Monroe Trust II”) and the James Monroe Statutory Trust III (“Monroe Trust III”).

On July 31, 2003, Monroe Trust II was formed and issued $4 million of capital securities which are due July 31, 2033 and redeemable beginning July 31, 2008 at par. On October 3, 2005, Monroe Trust III was formed and issued $8 million of capital securities which are due December 15, 2035 and are redeemable beginning December 15, 2010 at par. Aggregate junior subordinated debt of $12 million owed by PNC to Monroe Trust II and Monroe Trust III is included on our Consolidated Balance Sheet at June 30, 2007.

At June 30, 2007, our remaining Capital Securities represent non-voting preferred beneficial interests in the assets of PNC Capital Trusts C and D (as further described in Note 14 Capital Securities of Subsidiary Trusts of our 2006 Form 10-K) and Monroe Trusts II and III. All of these trusts are wholly owned finance subsidiaries of PNC. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

The obligations of the respective parent of each Trust described above, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 4 Regulatory Matters in our 2006 Form 10-K.

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

The components of our net periodic pension and post-retirement benefit cost for the second quarter and first six months of 2007 and 2006 were as follows:

	Qualified Pension Plan		Nonqualified Pension Plan		Post- retirement Benefits
Three months ended June 30 In millions	2007	2006	2007	2006	2007	2006
Service cost	$10	$8		$1	$1	$1
Interest cost	20	17	$2	1	4	3
Expected return on plan assets	(39)	(33)
Amortization of prior service cost					(2)	(2)
Recognized net actuarial loss	1	2	1
Net periodic cost (benefit)	$(8)	$(6)	$3	$2	$3	$2

	Qualified Pension Plan		Nonqualified Pension Plan		Post- retirement Benefits
Six months ended June 30 In millions	2007	2006	2007	2006	2007	2006
Service cost	$20	$17	$1	$1	$1	$1
Interest cost	39	34	3	2	7	7
Expected return on plan assets	(76)	(65)
Amortization of prior service cost					(3)	(4)
Recognized net actuarial loss	1	8	1	1		1
Net periodic cost (benefit)	$(16)	$(6)	$5	$4	$5	$5

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

Stock-Based Compensation Plans

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. We grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of

June 30, 2007, no incentive stock options or stock appreciation rights were outstanding. The Incentive Plans are more fully described in Note 18 Stock-Based Compensation Plans of our 2006 Form 10-K.

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

Generally, options granted under the Incentive Plans vest ratably over a three-year period as long as the grantee remains an employee or, in certain cases, retires from PNC. For all options granted prior to the adoption of SFAS 123R “Share-Based Payment” (“SFAS 123R”), we recognized compensation expense over the three-year vesting period. If an employee retired prior to the end of the three-year vesting period, we accelerated the expensing of all unrecognized compensation costs at the retirement date. As required under SFAS 123R, we recognize compensation expense for options granted to retirement-eligible employees after January 1, 2006 in the period granted, in accordance with the service period provisions of the options. Total compensation expense recognized related to PNC stock options during the first six months of 2007 and 2006 was approximately $12 million and $13 million, respectively.

For purposes of computing stock option expense, we estimated the fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are very subjective.

We used the following assumptions in the option-pricing model to determine 2007 and 2006 stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Option Pricing Assumptions

Weighted average for the six months ended June 30	2007	2006
Risk-free interest rate	4.8%	4.4%
Dividend yield	3.4%	3.7%
Volatility	19.2%	20.6%
Expected life	4.4 yrs.	5.5 yrs.

The following table summarizes PNC stock option information as of and for the six month period ending June 30, 2007:

	Shares (thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2006	14,950	$59.29
Granted	1,951	73.16
Exercised	(2,079)	55.03
Forfeited	(124)	68.41
Outstanding at June 30, 2007	14,698	$61.65
Exercisable at June 30, 2007	10,627	$59.18

The weighted-average grant-date fair value of options granted during the first half of 2007 and 2006 was $10.65 and $10.01, respectively. During the first half of 2007 we issued approximately 1.7 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we intend to utilize treasury stock for future stock option exercises.

Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards

The fair value of nonvested incentive/performance unit share awards and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock price on the date of grant. Incentive/performance unit share awards are subsequently valued subject to the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee of the Board of Directors approves the final award payout with respect to incentive/performance unit share awards. Restricted stock/unit awards have various vesting periods ranging from 24 months to 60 months. There are no financial or performance goals associated with any of our restricted stock/unit awards.

We recognize compensation expense for incentive/performance unit share awards and restricted stock/unit awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to PNC incentive/performance unit share awards and restricted stock/unit awards during the first half of 2007 was approximately $21 million, compared with $24 million during the first half of 2006.

The following table summarizes PNC nonvested incentive/performance unit share awards and restricted stock/unit awards as of and for the six month period ending June 30, 2007:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Units	Weighted- Average Grant Date Fair Value
Dec. 31, 2006	186	$64.15	2,425	$57.45
Granted	133	69.04	590	70.01
Vested			(890)	60.83
Forfeited	(8)	64.31	(73)	61.11
June 30, 2007	311	$66.24	2,052	$59.47

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares and for estimated forfeitures on restricted stock/unit awards.

At June 30, 2007, there was $59 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than 5 years.

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

During the next twelve months, we expect to reclassify to earnings $30 million of pretax net losses, or $19 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive loss. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to

June 30, 2007. These net losses are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of June 30, 2007 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For those hedge relationships that require testing for ineffectiveness, any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a $1 million net loss for the six months ended June 30, 2007 and a $2 million net loss for the six months ended June 30, 2006.

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

Also included in free-standing derivatives are transactions that we enter into for risk management and proprietary purposes that are not designated as accounting hedges, primarily interest rate, basis and total rate of return swaps, interest rate caps, floors and futures contracts, credit default swaps, option and foreign exchange contracts and certain interest rate-locked loan origination commitments as well as commitments to buy or sell mortgage loans.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At June 30, 2007 we held cash and US government and mortgage-backed securities with a fair value of $136 million and pledged cash with a fair value of $172 million under these agreements.

The total notional or contractual amounts, estimated net fair value and credit risk for derivatives at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007			December 31, 2006
In millions	Notional/ Contract amount	Estimated net fair value	Credit risk	Notional/ Contract amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES
Fair value hedges	$5,917	$(72)	$60	$4,996	$(1)	$51
Cash flow hedges	7,805	(13)	32	7,815	62	72
Total	$13,722	$(85)	$92	$12,811	$61	$123
FREE-STANDING DERIVATIVES
Interest rate contracts	$127,139	$77	$728	$101,749	$21	$533
Equity contracts	2,071	(100)	153	2,393	(63)	134
Foreign exchange contracts	9,852	10	89	7,203		61
Credit derivatives	4,922	(1)	11	3,626	(11)	5
Options	56,405	30	244	97,669	68	306
Risk participation agreements	751			786
Commitments related to mortgage-related assets	3,394	(10)	7	2,723	10	15
Other				20
Total	$204,534	$6	$1,232	$216,169	$25	$1,054

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

	Three months ended June 30		Six months ended June 30
In millions, except share and per share data	2007	2006	2007	2006
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income applicable to basic earnings per common share (a)	$423	$381	$882	$735
Basic weighted-average common shares outstanding (in thousands)	342,315	292,674	325,341	292,352
Basic earnings per common share	$1.24	$1.30	$2.71	$2.51
(a) Preferred dividends declared were less than $.5 million for each period.
CALCULATION OF DILUTED EARNINGS PER COMMON SHARe (b) (c)
Net income	$423	$381	$882	$735
Less: BlackRock adjustment for common stock equivalents	2	1	4	3
Net income applicable to diluted earnings per common share	$421	$380	$878	$732
Basic weighted-average common shares outstanding (in thousands)	342,315	292,674	325,341	292,352
Conversion of preferred stock Series A and B	65	72	65	73
Conversion of preferred stock Series C and D	551	588	557	591
Conversion of debentures	2	2	2	2
Exercise of stock options	1,841	2,027	1,927	2,136
Incentive/performance unit share and restricted stock/unit awards	1,175	1,549	1,228	1,583
Diluted weighted-average common shares outstanding (in thousands)	345,949	296,912	329,120	296,737
Diluted earnings per common share	$1.22	$1.28	$2.67	$2.47
(b) Excludes stock options considered to be anti-dilutive (in thousands)	4,389	4,600	4,389	4,610
(c) Excludes exchangeable senior notes considered to be anti-dilutive (in thousands)	7,779		7,779

NOTE 11 INCOME TAXES

As described in Note 1, we adopted FIN 48 effective January 1, 2007. Our adoption of FIN 48 did not result in a cumulative adjustment to equity.

Upon adoption at January 1, 2007, we had $49 million of unrecognized tax benefits. The unrecognized tax benefits were composed of the following three broad categories.

In millions
Unrecognized tax benefits related to acquired companies’ tax positions	$10
Unrecognized tax benefits related to temporary differences	20
Unrecognized tax benefits related to permanent differences	19
Total	$49

Under existing accounting rules, any changes in the amounts of unrecognized tax benefits related to acquired companies’ tax positions would result in an adjustment to the goodwill associated with the particular acquisition; any changes in the amounts of unrecognized tax benefits related to temporary differences would result in a reclassification to deferred tax liability; and any changes in the amounts of unrecognized tax benefits related to permanent differences would result in an adjustment to income tax expense and therefore our effective tax rate. The unrecognized tax benefits included above that if recognized would affect the effective tax rate total $13 million. This is less than the total amount of unrecognized tax benefit related to permanent differences because a portion of those unrecognized benefits relate to state tax matters.

During the first six months of 2007, unrecognized tax benefits increased by $41 million primarily due to our acquisition of Mercantile.

It is difficult to project the positions for which unrecognized tax benefits will change over the next 12 months, but it is reasonably possible that they could change significantly due to events such as completion of taxing authority audits and expirations of the statutes of limitations. However, we do not expect that any changes in unrecognized tax benefits would have a material impact on income tax expense during the next 12 months.

Our consolidated federal income tax returns through 2003 have been audited by the Internal Revenue Service. Tax years 1998-2003 are currently before the IRS Appeals Division with the only issue to be resolved being the tax treatment of our cross-border leases. We continue to discuss a resolution of this matter with the IRS. The Internal Revenue Service is in the preliminary stages of examining our 2004 and 2005 consolidated federal income tax returns.

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

Our policy is to classify interest and penalties associated with income taxes as income taxes. Upon adoption of FIN 48 at January 1, 2007, we had accrued $72 million of interest related to tax positions, most of which related to our cross- border leasing transactions. The total accrued interest through June 30, 2007 increased to $95 million, primarily due to the Mercantile acquisition.

NOTE 12 SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first six months of 2007 follows. Our preferred stock outstanding as of June 30, 2007 and December 31, 2006 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2006	293	$1,764	$1,651	$10,985	$(235)	$(3,377)	$10,788
Net income				882			882
Other comprehensive income (loss), net of tax
Net unrealized securities losses					(131)		(131)
Net unrealized losses on cash flow hedge derivatives					(64)		(64)
Pension, other postretirement and postemployment benefit plan adjustments					(2)		(2)
Other (a)					(7)		(7)
Comprehensive income							678
Cash dividends declared
Common ($1.18 per share)				(379)			(379)
Net effect of adopting FSP FAS 13-2				(149)			(149)
Treasury stock activity-acquisitions	53		881			2,898	3,779
Treasury stock activity-all other	(4)		(3)			(287)	(290)
Tax benefit of stock option plans			13				13
Stock options granted			12				12
Effect of BlackRock equity transactions			50				50
Restricted stock/unit and incentive/performance unit share transactions			2				2
Balance at June 30, 2007	342	$1,764	$2,606	$11,339	$(439)	$(766)	$14,504

Comprehensive income for the six months ended June 30, 2006 totaled $492 million.

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Six months ended June 30, 2007 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses
Increase in net unrealized losses on securities held at period end	$(221)	$83	$(138)
Less: Net losses realized in net income (b)	(11)	4	(7)
Change in net unrealized securities losses	(210)	79	(131)
Change in net unrealized losses on cash flow hedge derivatives
Increase in net unrealized losses on cash flow hedge derivatives	(106)	37	(69)
Less: Net losses realized in net income	(8)	3	(5)
Change in net unrealized losses on cash flow hedge derivatives	(98)	34	(64)
Change in pension, other postretirement and postemployment benefit plan adjustments	(8)	6	(2)
Change in other (a)	(3)	(4)	(7)
Change in other comprehensive income (loss)	$(319)	$115	$(204)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	June 30, 2007		December 31, 2006
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains (losses)	$(350)	$(222)	$(140)	$(91)
Net unrealized gains (losses) on cash flow hedge derivatives	(118)	(77)	(20)	(13)
Pension, other postretirement and postemployment benefit plan adjustments	(236)	(150)	(228)	(148)
Other, net (a)	24	10	27	17
Accumulated other comprehensive loss	$(680)	$(439)	$(361)	$(235)

(a)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income.
(b)	The pretax amount represents net unrealized losses at December 31, 2006 that were realized in 2007 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2007.

NOTE 13 LEGAL PROCEEDINGS

Adelphia

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

These lawsuits arise out of lending and securities underwriting activities engaged in by PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims, including violations of federal securities and other federal laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies.

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

We believe that we have defenses to the claims against us in these lawsuits, as well as potential claims against third parties, and intend to defend the remaining lawsuits vigorously. These lawsuits involve complex issues of law and fact, presenting complicated relationships among the many financial and other participants in the events giving rise to these lawsuits, and have not progressed to the point where we can predict the outcome of the non-settled lawsuits. It is not possible to determine what the likely aggregate recoveries on the part of the plaintiffs in these remaining matters might be or the portion of any such recoveries for which we would ultimately be responsible, but the final consequences to PNC could be material.

Data Treasury

In March 2006, a first amended complaint was filed in the United States District Court for the Eastern District of Texas by Data Treasury Corporation against PNC and PNC Bank, N.A., as well as more than 50 other financial institutions, vendors, and other companies, claiming that the defendants are infringing, and inducing or contributing to the infringement of, the plaintiff’s patents, which allegedly involve check imaging, storage and transfer. The plaintiff seeks unspecified damages and interest and trebling of both, attorneys’ fees and other expenses, and injunctive relief against the alleged infringement. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously. In January 2007, the district court entered an order staying the claims asserted against PNC under two of the four patents allegedly infringed by PNC, pending reexamination of these patents by the United States Patent and Trademark Office. The Patent Office has since issued a final office action in the reexamination of one of the patents allowing all but two of the pending claims in that patent. Data Treasury has filed an amendment addressing the two rejected claims. We expect Data Treasury to move to lift the stay once that amendment has been acted upon by the Patent Office. The lawsuit has been proceeding with respect to the other patents.

CBNV Mortgage Litigation

Between 2001 and 2003, on behalf of either individual plaintiffs or a putative class of plaintiffs, several separate actions were filed in state and federal court against Community Bank of Northern Virginia (“CBNV”) and other defendants challenging the validity of second mortgage loans the defendants made to the plaintiffs. CBNV was merged into one of Mercantile’s banks. That bank became a subsidiary of PNC when we acquired Mercantile. All of the cases were either filed in, or removed to, the United States District Court for the Western District of Pennsylvania.

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

PAGIC

In May 2007, the settlement of the securities class action lawsuit related to our three 2001 PAGIC transactions became final. Several lawsuits had been filed in 2002 in the United States District Court for the Western District of Pennsylvania. They were then consolidated as a class action on behalf of buyers of our common stock between July 19, 2001 and July 18, 2002. In their consolidated amended complaint, the plaintiffs alleged violations of federal securities laws related to disclosures about the PAGIC transactions. The complaint named PNC, our Chairman and Chief Executive Officer, our former Chief Financial Officer, our Controller, and our former independent auditors for 2001 as defendants.

In March 2005, PNC and the three individual defendants reached a settlement agreement with the plaintiffs and filed it with the court. The settlement also covered claims by three unrelated entities that were involved in the PAGIC transactions but were not parties to the lawsuit. The court approved our settlement in July 2006. Our former auditors appealed the court’s approval of our settlement. While the appeal was pending, our former auditors filed their own settlement agreement with the court in December 2006. When the auditors’ settlement became final in May 2007, they dismissed their appeal of our settlement. At that point, our settlement of the securities lawsuit became final, as did several settlements of related claims as described below.

Described below are the key terms of the various settlements that have become final.

•

Settlement Fund. The insurers under our Executive Blended Risk insurance coverage funded a $30 million settlement fund to be used for the benefit of the class. Other parties have funded additional amounts to be used for the same purpose. Neither PNC nor any of our current or former officers, directors or employees was required to contribute any amounts to this settlement fund.

Previously, a subsidiary of PNC had entered into a Deferred Prosecution Agreement with the United States Department of Justice related to the PAGIC transactions. Under this agreement, we paid $90 million to establish a Restitution Fund. The Restitution Fund is available to settle claims, including those in the securities lawsuit. Louis W. Fryman, chair emeritus of Fox Rothschild LLP in

Philadelphia, Pennsylvania, is administering the Restitution Fund. The plaintiffs and Mr. Fryman are coordinating the administration and distribution of the settlement fund and the Restitution Fund.

•

Assignment of Claims. We assigned to the plaintiffs claims arising from the PAGIC transactions that we may have had against our former independent auditors for 2001 and other unaffiliated third parties. This assignment did not include claims against AIG Financial Products and related parties (collectively, “AIG”). We settled our claims against AIG Financial Products and its affiliate, American International Surplus Lines Insurance Company (“AISLIC”) in connection with our settlement of the securities lawsuit. AIG Financial Products was our counterparty in the PAGIC transactions. AISLIC is one of the insurers under our Executive Blended Risk insurance coverage.

•

Insurance Claims. We have settled our claims against four of the insurers under our Executive Blended Risk insurance coverage (including, as noted above, AISLIC) related to our contribution to the Restitution Fund. We reached these settlements in December 2004, January 2005, March 2005 and May 2007. Under the March 2005 settlement, we had agreed to return the settlement amount ($11.25 million) if the settlement of the securities lawsuit did not become final. As the settlement of the securities lawsuit is now final, we no longer could be required to return this amount. We have pending litigation against other insurers with which we have not settled.

•

IFS Claims. Because our Incentive Savings Plan holds shares of our common stock, the Administrative Committee of this Plan retained Independent Fiduciary Services, Inc. (“IFS”) in 2003 to act as independent fiduciary on behalf of the Plan and represent its interests in connection with the securities lawsuit and in evaluating other potential claims related to the PAGIC transactions. On behalf of the Plan and its participants and beneficiaries, IFS opted to participate in the settlement of the securities lawsuit, and negotiated a special payment to the Plan from the Restitution Fund. We have entered into a Settlement Agreement and Release of Claims with IFS relating to claims the Plan and its participants and beneficiaries may have in connection with the PAGIC transactions.

The United States Department of Labor had previously begun a formal investigation of PNC and the Administrative Committee with respect to its conduct relating to our common stock held by the Plan. The Department of Labor is not a party to our settlement with IFS. IFS has routinely communicated with the Department of Labor in connection with IFS’s actions on behalf of the Plan and its participants.

•	Other Claims. The derivative claims asserted by one of our shareholders related to the PAGIC transactions were resolved as a result of the settlement of the securities lawsuit.
•

Other Releases. We have released the insurers providing our Executive Blended Risk insurance coverage from any further liability to PNC arising out of the events that gave rise to the securities lawsuit, with certain exceptions. These releases do not cover our claims against these insurers relating to the $90 million payment to the Restitution Fund. As noted above, we have settled these claims against four of our insurers. In addition, PNC has exchanged releases with the plaintiffs in the securities lawsuit, AIG and our former independent auditors, with respect to claims arising out of the PAGIC transactions.

We are responsible for the costs of administering the settlement fund and the Restitution Fund. We do not expect such costs to be material.

Regulatory and Governmental Inquiries

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

Other

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

BlackRock business segment results for the three months and six months ended June 30, 2006 reflected our majority ownership in BlackRock during that period. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, which had the effect of reducing our ownership interest to approximately 34%, our investment in BlackRock has been accounted for under the equity method but continues to be a separate reportable business segment of PNC. The fair value of our investment in BlackRock at June 30, 2007 was approximately $6.8 billion. Our BlackRock business segment information for the three months and six months ended June 30, 2006 included in this Note 14 was not restated.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP distributions and obligations, Mercantile acquisition integration costs, asset and liability management activities, related net securities gains or losses, certain trading activities, equity management activities and minority interest in income of BlackRock for the second quarter and first half of 2006, differences between business segment performance reporting and financial statement reporting (GAAP), and most corporate overhead.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to approximately 2.9 million consumer and small business customers within our primary geographic area. Our customers are serviced through 1,084 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. Brokerage services are provided through PNC Investments, LLC, and J.J.B. Hilliard, W.L. Lyons, Inc. Retail Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through its Vested Interest® product. These services are provided to individuals and corporations primarily within our primary geographic markets.

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

BlackRock is one of the world’s largest publicly traded investment management firms. As of June 30, 2007, BlackRock’s assets under management were approximately $1.23 trillion. The firm manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, cash management and alternative investment products. In addition, BlackRock provides BlackRock Solutions® investment system, risk management, and financial advisory services to a growing number of institutional investors. The firm has a major presence in key global markets, including the United States, Europe, Asia, Australia and the Middle East.

PFPC is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, managed accounts, subaccounting, and distribution. PFPC serviced $2.4 trillion in total assets and 70 million shareholder accounts as of June 30, 2007 both domestically and internationally through its Ireland and Luxembourg operations.

Business Segment Results

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2007 INCOME STATEMENT
Net interest income (expense)	$533	$191		$(4)	$18		$738
Noninterest income	443	187	$74	212	66	$(7)	975
Total revenue	976	378	74	208	84	(7)	1,713
Provision for (recoveries of) credit losses	37	17					54
Depreciation and amortization	33	6		14	23		76
Other noninterest expense	546	186		144	93	(5)	964
Earnings (loss) before income taxes	360	169	74	50	(32)	(2)	619
Income taxes	133	47	17	18	(21)	2	196
Earnings (loss)	$227	$122	$57	$32	$(11)	$(4)	$423
Inter-segment revenue	$6	$1	$4	$4	$(8)	$(7)
AVERAGE ASSETS (a)	$44,774	$28,477	$4,048	$2,400	$47,367	$(3,746)	$123,320
2006 INCOME STATEMENT
Net interest income (expense)	$423	$167	$5	$(10)	$(29)		$556
Noninterest income	358	209	360	218	102	$(17)	1,230
Total revenue	781	376	365	208	73	(17)	1,786
Provision for credit losses	28	17			(1)		44
Depreciation and amortization	17	6	10	15	24		72
Other noninterest expense	443	185	254	152	56	(17)	1,073
Earnings (loss) before minority interest in BlackRock and income taxes	293	168	101	41	(6)		597
Minority interest in BlackRock					19		19
Income taxes	108	53	38	15	(17)		197
Earnings (loss)	$185	$115	$63	$26	$(8)		$381
Inter-segment revenue	$3	$1	$8	$3	$2	$(17)
AVERAGE ASSETS (a)	$29,283	$24,569	$1,924	$2,416	$38,470	$(3,215)	$93,447

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2007 INCOME STATEMENT
Net interest income (expense)	$984	$371		$(9)	$15		$1,361
Noninterest income	830	374	$140	417	222	$(17)	1,966
Total revenue	1,814	745	140	408	237	(17)	3,327
Provision for (recoveries of) credit losses	60	1			1		62
Depreciation and amortization	55	11		29	47		142
Other noninterest expense	1,020	374		282	178	(12)	1,842
Earnings (loss) before income taxes	679	359	140	97	11	(5)	1,281
Income taxes	251	105	32	34	(28)	5	399
Earnings (loss)	$428	$254	$108	$63	$39	$(10)	$882
Inter-segment revenue	$12	$4	$8	$8	$(15)	$(17)
AVERAGE ASSETS (a)	$39,662	$27,471	$4,048	$2,400	$45,637	$(3,803)	$115,415
2006 INCOME STATEMENT
Net interest income (expense)	$830	$334	$18	$(19)	$(51)		$1,112
Noninterest income	703	374	756	445	172	$(35)	2,415
Total revenue	1,533	708	774	426	121	(35)	3,527
Provision for credit losses	37	29					66
Depreciation and amortization	34	12	19	29	50		144
Other noninterest expense	866	354	542	311	123	(33)	2,163
Earnings (loss) before minority interest in BlackRock and income taxes	596	313	213	86	(52)	(2)	1,154
Minority interest in BlackRock					41		41
Income taxes	221	96	79	33	(50)	(1)	378
Earnings (loss)	$375	$217	$134	$53	$(43)	$(1)	$735
Inter-segment revenue	$6	$3	$16	$4	$6	$(35)
AVERAGE ASSETS (a)	$29,326	$24,181	$1,924	$2,416	$37,647	$(2,702)	$92,792

(a)	Period-end balances for BlackRock and PFPC.

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

NOTE 15 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments related to private equity investments, affordable housing limited partnerships and other investments were $267 million, $108 million and $64 million, respectively, at June 30, 2007. The amount of other investments at June 30, 2007 included those related to Steel City Capital Funding LLC (“Steel City”) as further discussed below.

On March 1, 2007, we entered into a joint venture with a third party to form Steel City for purposes of purchasing and originating second lien loans and turnaround loans. Our primary reason for pursuing this venture was to leverage our strengths of origination and servicing, provide an additional product to our customers, and allow for us to moderate the risks associated with this asset class. Additionally, we will earn fees for portfolio management services. Steel City is a limited liability company in which various PNC subsidiaries hold approximately a 31% equity ownership. At June 30, 2007, our capital contribution to Steel City was approximately $28 million with a commitment to fund an additional $50 million. The third party investor has contributed $63 million with a commitment to fund an additional $112 million. We evaluated the accounting for this transaction under FIN 46R and Account Research Bulletins 51 (“ARB 51”) and other appropriate generally accepted accounting principles and determined that our aggregate investment will be accounted for under the equity method. This transaction did not have a material impact on our consolidated results of operations.

On May 24, 2007, we entered into a joint venture with Vornado Realty Trust to construct a new headquarters building for the Washington, DC market. The joint venture is expected to close in December 2007. We will contribute approximately $64 million in property in exchange for a 51% ownership interest. At closing, the joint venture entity will be named PNC VNO 17th Street LLC.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on June 30, 2007 had terms ranging from less than one year to 10 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $6.9 billion at June 30, 2007.

Assets valued as of June 30, 2007 of approximately $.8 billion secured certain specifically identified standby letters of credit. Approximately $2.1 billion in recourse provisions from third parties was also available for this purpose as of June 30, 2007. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $58 million at June 30, 2007.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At June 30, 2007, the aggregate of PNC’s commitments under these facilities was $240 million. PNC also enters into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At June 30, 2007, our total commitments under these facilities were $6.7 billion, of which $6.5 billion was related to Market Street.

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit in a total amount of approximately $3 million.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs and Mercantile, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during the first six months of 2007. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At June 30, 2007, the total maximum potential exposure as a result of these indemnity obligations was $15.7 billion, although we held collateral at the time in excess of that amount.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At June 30, 2007, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $31 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $1 million at June 30, 2007. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $1.7 billion at June 30, 2007.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to 10 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements is approximately $396 million at June 30, 2007.

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

NOTE 16 SUBSEQUENT EVENTS

STERLING FINANCIAL CORPORATION

On July 19, 2007, we entered into a definitive agreement with Sterling Financial Corporation (“Sterling”) for PNC to acquire Sterling for approximately 4.5 million shares of PNC common stock and $224 million in cash. Based upon PNC’s closing common stock price on July 17, 2007, the consideration represents $565 million in stock and cash or approximately $19.00 per Sterling share.

Sterling, based in Lancaster, Pennsylvania with approximately $3.3 billion in assets and $2.6 billion in deposits, provides banking and other financial services, including leasing, trust, investment and brokerage, to individuals and businesses through 67 branches in Pennsylvania, Maryland and Delaware. The transaction is expected to close during the first quarter of 2008 and is subject to customary closing conditions, including regulatory approvals and the approval of Sterling’s shareholders.

ARCS COMMERCIAL MORTGAGE

On July 2, 2007, we acquired ARCS Commercial Mortgage Co. L.P. (“ARCS”), a Calabasas Hills, California-based lender with 10 origination offices in the United States. ARCS has been a leading originator and servicer of multifamily loans for Fannie Mae and Freddie Mac for the past decade. It originated more than $2.1 billion of loans in 2006 and services approximately $13 billion of commercial mortgage loans.

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	Six months ended June 30
	2007			2006
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Securities available for sale
Residential mortgage-backed	$18,245	$490	5.37%	$14,066	$333	4.74%
Commercial mortgage-backed	3,492	97	5.56	2,196	50	4.51
Asset-backed	2,205	54	4.93	1,113	28	5.05
U.S. Treasury and government agencies	369	8	4.47	3,322	73	4.37
State and municipal	183	4	4.63	154	4	5.20
Other debt	56	3	9.21	88	3	7.02
Corporate stocks and other	365	9	4.89	223	8	6.97
Total securities available for sale	24,915	665	5.34	21,162	499	4.71
Loans, net of unearned income
Commercial	23,246	853	7.30	19,954	689	6.87
Commercial real estate	7,540	293	7.72	3,046	105	6.86
Lease financing	2,550	36	2.81	2,765	62	4.49
Consumer	17,378	565	6.56	16,037	486	6.12
Residential mortgage	7,649	224	5.86	7,313	197	5.38
Other	469	16	6.87	349	12	6.83
Total loans, net of unearned income	58,832	1,987	6.75	49,464	1,551	6.27
Loans held for sale	2,782	84	6.12	2,577	73	5.71
Federal funds sold and resale agreements	1,962	49	4.99	551	12	4.43
Other	3,173	98	6.23	2,970	70	4.76
Total interest-earning assets/interest income	91,664	2,883	6.29	76,724	2,205	5.75
Noninterest-earning assets:
Allowance for loan and lease losses	(652)			(600)
Cash and due from banks	2,968			3,164
Other	21,435			13,504
Total assets	$115,415			$92,792
Liabilities, Minority and Noncontrolling Interests, and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$23,245	413	3.57	$18,752	285	3.06
Demand	9,085	51	1.13	8,266	38.92
Savings	2,621	6.47		2,213	6.50
Retail certificates of deposit	16,637	386	4.68	13,466	257	3.85
Other time	1,888	49	5.12	1,316	29	4.46
Time deposits in foreign offices	3,677	95	5.17	3,839	91	4.69
Total interest-bearing deposits	57,153	1,000	3.52	47,852	706	2.96
Borrowed funds
Federal funds purchased	5,322	141	5.25	2,655	63	4.71
Repurchase agreements	2,184	51	4.65	2,267	49	4.28
Bank notes and senior debt	4,936	132	5.34	3,482	83	4.78
Subordinated debt	4,418	134	6.06	4,437	130	5.85
Other	2,223	50	4.48	2,536	49	3.86
Total borrowed funds	19,083	508	5.30	15,377	374	4.85
Total interest-bearing liabilities/interest expense	76,236	1,508	3.96	63,229	1,080	3.42
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity:
Demand and other noninterest-bearing deposits	16,821			13,946
Allowance for unfunded loan commitments and letters of credit	124			102
Accrued expenses and other liabilities	7,807			6,222
Minority and noncontrolling interests in consolidated entities	1,132			610
Shareholders’ equity	13,295			8,683
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$115,415			$92,792
Interest rate spread			2.33			2.33
Impact of noninterest-bearing sources			.67			.60
Net interest income/margin		$1,375	3.00%		$1,125	2.93%

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

Average Consolidated Balance Sheet And Net Interest Analysis (continued)

Second Quarter 2007			First Quarter 2007			Second Quarter 2006
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$19,280	$261	5.40%	$17,198	$229	5.33%	$14,247	$171	4.79%
3,646	54	5.90	3,338	43	5.19	2,348	27	4.62
2,531	28	4.50	1,876	26	5.52	1,170	15	5.16
344	4	4.77	394	4	4.20	3,181	35	4.38
203	2	4.39	162	2	4.93	152	2	5.24
33	1	14.38	79	2	7.05	88	1	7.12
383	5	4.85	347	4	4.95	230	4	6.34
26,420	355	5.37	23,394	310	5.31	21,416	255	4.76

24,652	456	7.31	21,479	397	7.28	20,348	360	7.00
9,513	190	7.91	5,478	103	7.40	3,071	56	7.17
2,566	12	1.87	2,534	24	3.81	2,761	31	4.47
17,886	296	6.64	16,865	269	6.47	16,049	248	6.20
8,527	127	5.95	7,173	97	5.84	7,353	100	5.39
411	7	6.97	527	9	6.80	354	6	7.04
63,555	1,088	6.81	54,056	899	6.68	49,936	801	6.38
2,611	39	6.11	2,955	45	6.13	2,411	36	5.99
1,832	23	5.02	2,092	26	4.96	613	7	4.72
3,606	57	6.28	2,735	41	6.17	2,795	33	4.70
98,024	1,562	6.35	85,232	1,321	6.23	77,171	1,132	5.84

(692)			(612)			(600)
2,991			2,945			3,140
22,997			19,857			13,736
$123,320			$107,422			$93,447

$23,979	213	3.55	$22,503	200	3.60	$19,019	152	3.20
9,494	26	1.08	8,671	25	1.18	8,229	20.98
2,988	3.47		2,250	3.46		2,177	3.49
17,426	205	4.71	15,691	181	4.63	13,686	136	3.97
2,297	31	5.18	1,623	18	5.04	1,323	15	4.63
4,220	54	5.14	3,129	41	5.21	4,276	53	4.89
60,404	532	3.52	53,867	468	3.52	48,710	379	3.11

6,102	83	5.33	4,533	58	5.15	2,715	34	4.93
2,507	29	4.61	1,858	22	4.70	2,226	26	4.48
5,681	76	5.33	4,182	56	5.36	3,145	39	5.04
4,466	67	5.95	4,370	67	6.17	4,437	67	6.05
2,565	29	4.54	1,877	21	4.38	2,504	25	3.96
21,321	284	5.28	16,820	224	5.33	15,027	191	5.06
81,725	816	3.98	70,687	692	3.95	63,737	570	3.56

17,824			15,807			13,926
121			126			103
7,655			7,961			6,305
1,367			893			631
14,628			11,948			8,745
$123,320			$107,422			$93,447
		2.37			2.28			2.28
		.66			.67			.62
	$746	3.03%		$629	2.95%		$562	2.90%

Loan fees for the six months ended June 30, 2007 and June 30, 2006 were $19 million and $18 million, respectively. Loan fees for the three months ended June 30, 2007, March 31, 2007 and June 30, 2006 were $10 million, $9 million and $9 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2007 and June 30, 2006 were $14 million and $13 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended June 30, 2007, March 31, 2007 and June 30, 2006 were $8 million, $6 million and $6 million, respectively. Average securities held to maturity totaled less than $.5 million for each of the periods presented and are included in the “Other debt” category.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

No material changes from the risk factors previously disclosed in PNC’s 2006 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the second quarter of 2007 are included in the following table:

In thousands, except per share data

2007 period	Total shares purchased (1)	Average price paid per share	Total shares purchased as part of publicly announced programs (2)	Maximum number of shares that may yet be purchased under the programs (2)
April 1 – April 30	1,084	$73.40	900	12,203
May 1 – May 31	1,190	$73.99	988	11,215
June 1 – June 30	2,237	$72.66	2,125	9,090
Total	4,511	$73.19	4,013

(1)	Includes PNC common stock purchased under the program referred to in note (2) to this table and PNC common stock purchased in connection with our various employee benefit plans.
(2)	Our current stock repurchase program, which was authorized as of February 16, 2005, allows us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.50	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc. and PNC Bancorp, Inc. Incorporated by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K dated June 11, 2007 (filed June 14, 2007).

10.51	2006-2007 Forms of employee incentive performance units agreements.

10.52	First Amendment to the Corporation’s 2006 Incentive Award Plan. Incorporated by reference to Ex. 99.2 of the Registration Statement on Form S-8 (Registration No. 333-143182) filed by the Corporation (Commission File No. 001-09718) with the SEC on May 23, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Registration Rights Agreement dated as of December 20, 2006, by and among PNC Funding Corp, as Issuer, The PNC Financial Services Group, Inc., as Guarantor, and Morgan Stanley & Co Incorporated, as Initial Purchaser.

99.2	Form of Floating Rate Exchangeable Senior Notes.

99.3	Form T-1 – Statement of Eligibility Under the Trust Indenture Act of 1939 of The Bank of New York to act as Trustee under the Indenture dated December 20, 2006.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 8, 2007 on its behalf by the undersigned thereunto duly authorized.

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

FINANCIAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission (“SEC”). You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s Internet website at www.sec.gov or on or through PNC’s corporate Internet website at www.pnc.com in the “About PNC – Investor Relations-Financial Information” section. Copies may also be obtained without charge by contacting Shareholder Services at

800-982-7652 or via e-mail at web.queries@computershare.com.

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

	High	Low	Close	Cash Dividends Declared
2007 Quarter
First	$76.41	$68.60	$71.97	$.55
Second	76.15	70.31	71.58	.63
Total				$1.18

2006 Quarter
First	$71.42	$61.78	$67.31	$.50
Second	72.00	65.30	70.17	.55
Third	73.55	68.09	72.44	.55
Fourth	75.15	67.61	74.04	.55
Total				$2.15

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