Form 10-Q
period 2007-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2007-11-08
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

{x}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, there were 340,516,769 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to Third Quarter 2007 Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2007	2006	2007	2006
FINANCIAL PERFORMANCE (a)
Revenue
Net interest income, taxable-equivalent basis (b)	$767	$574	$2,142	$1,699
Noninterest income	990	2,943	2,956	5,358
Total revenue	$1,757	$3,517	$5,098	$7,057
Noninterest expense	$1,099	$1,167	$3,083	$3,474
Net income	$407	$1,484	$1,289	$2,219
Per common share
Diluted earnings	$1.19	$5.01	$3.85	$7.46
Cash dividends declared	$.63	$.55	$1.81	$1.60
SELECTED RATIOS
Net interest margin	3.00%	2.89%	3.00%	2.92%
Noninterest income to total revenue (c)	57	84	58	76
Efficiency (d)	63	33	61	49
Return on
Average common shareholders’ equity	11.25%	65.94%	12.62%	33.87%
Average assets	1.27	6.17	1.44	3.17

See page 36 for a glossary of certain terms used in this Report.

(a)	The Executive Summary and Consolidated Income Statement Review (Noninterest Income-Summary and Noninterest Expense) portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement.

The following is a reconciliation of net interest income as reported in the Consolidated Income Statement to net interest income on a taxable-equivalent basis (in millions):

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Net interest income, GAAP basis	$761	$567	$2,122	$1,679
Taxable-equivalent adjustment	6	7	20	20
Net interest income, taxable-equivalent basis	$767	$574	$2,142	$1,699

(c)	Calculated as noninterest income divided by the sum of net interest income (GAAP basis) and noninterest income. Noninterest income for the 2007 periods presented above reflected income from our equity investment in BlackRock, Inc. (“BlackRock”) included in the “Asset management” line item. Noninterest income for the 2006 periods presented included the impact of BlackRock on a consolidated basis, primarily consisting of asset management fees.
(d)	Calculated as noninterest expense divided by the sum of net interest income (GAAP basis) and noninterest income. Noninterest expense for the 2006 periods included the impact of BlackRock on a consolidated basis.

Unaudited	September 30 2007	December 31 2006	September 30 2006
BALANCE SHEET DATA (dollars in millions, except per share data) (a)
Assets	$131,366	$101,820	$98,436
Loans, net of unearned income	65,760	50,105	48,900
Allowance for loan and lease losses	717	560	566
Securities available for sale	28,430	23,191	19,512
Loans held for sale	3,004	2,366	4,317
Goodwill and other intangibles	8,935	4,043	4,008
Equity investments	5,975	5,330	5,130
Deposits	78,409	66,301	64,572
Borrowed funds	27,453	15,028	14,695
Shareholders’ equity	14,539	10,788	10,758
Common shareholders’ equity	14,532	10,781	10,751
Book value per common share	43.12	36.80	36.60
Common shares outstanding (millions)	337	293	294
Loans to deposits	84%	76%	76%
ASSETS ADMINISTERED (billions) (a)
Managed	$77	$54	$52
Nondiscretionary	112	86	89
FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$922	$837	$774
Custody assets	497	427	399
CAPITAL RATIOS
Tier 1 risk-based (b)	7.5%	10.4%	10.4%
Total risk-based (b)	10.9	13.5	13.6
Leverage (b)	6.8	9.3	9.4
Tangible common equity	5.2	7.4	7.5
Common shareholders’ equity to assets	11.1	10.6	10.9
ASSET QUALITY RATIOS
Nonperforming loans to total loans	.38%	.29%	.34%
Nonperforming assets to total loans and foreclosed assets	.43	.34	.39
Nonperforming assets to total assets	.22	.17	.19
Net charge-offs to average loans (for the three months ended)	.30	.36	.37
Allowance for loan and lease losses to loans	1.09	1.12	1.16
Allowance for loan and lease losses to nonperforming loans	290	381	339
(a)	Amounts at September 30, 2007 reflect the impact of our March 2, 2007 acquisition of Mercantile Bankshares Corporation (“Mercantile”).
(b)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 4.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2006 Annual Report on Form 10-K (“2006 Form 10-K”). We have reclassified certain prior period amounts to conform with the current period presentation. For information regarding certain business and regulatory risks, see the Risk Management section in this Financial Review and Items 1A and 7 of our 2006 Form 10-K and Item 1A included in Part II of this Report. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from those anticipated in the forward-looking statements included in this Report or from historical performance. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (“GAAP”) basis.

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

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on driving positive operating leverage by achieving growth in revenue from our diverse business mix that exceeds growth in expenses as a result of disciplined cost management. In each of our business segments, the primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by providing convenient banking options and leading technology systems, providing a broad range of fee-based products and services, focusing on customer service, and through a significantly enhanced branding initiative. We also intend to grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

In recent years, we have maintained a moderate risk profile characterized by strong credit quality and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. Our actions have created a balance sheet reflecting a strong capital position and investment flexibility to adjust, where appropriate, to changing interest rates and market conditions. We continue to be disciplined in investing capital in our businesses while returning a portion to shareholders through dividends and share repurchases.

PENDING ACQUISITIONS

ALBRIDGE SOLUTIONS INC.

On November 1, 2007, we announced that we had signed a definitive agreement to acquire Lawrenceville, New Jersey-based Albridge Solutions Inc. (“Albridge”), a provider of portfolio accounting and enterprise wealth management services. Albridge provides financial advisors with consolidated client account information from hundreds of data sources, and its enterprise approach to providing a unified client view and performance reporting helps advisors build their client and asset base. Albridge will extend PFPC’s capabilities into the delivery of knowledge-based information services through its relationships with 150 financial institutions and more than 100,000 financial advisors with assets under management that exceed $1 trillion. The financial terms of the agreement have not been disclosed.

The transaction is expected to close before the end of the first quarter of 2008 and is subject to customary closing conditions, including regulatory approvals.

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

Sterling, based in Lancaster, Pennsylvania with approximately $3.3 billion in assets and $2.6 billion in deposits, provides banking and other financial services, including leasing, trust, investment and brokerage, to individuals and businesses through 67 branches in Pennsylvania, Maryland and Delaware. The transaction is expected to close in the first quarter of 2008 and is subject to customary closing conditions, including regulatory approvals and the approval of Sterling’s shareholders.

RECENTLY COMPLETED ACQUISITIONS

YARDVILLE NATIONAL BANCORP

On October 26, 2007, we acquired Hamilton, New Jersey-based Yardville National Bancorp (“Yardville”). Yardville shareholders received in the aggregate approximately 3.4 million shares of PNC common stock and $156 million in cash. Total consideration was approximately $399 million in stock and cash. Yardville added approximately $2.6 billion in assets, $1.9 billion in deposits and 35 branches in central New Jersey and eastern Pennsylvania at closing. The Yardville technology systems conversion is scheduled for the first quarter of 2008.

ARCS COMMERCIAL MORTGAGE CO., L.P.

On July 2, 2007, we acquired ARCS Commercial Mortgage Co., L.P. (“ARCS”), a Calabasas Hills, California-based lender with 10 origination offices in the United States. ARCS has been a leading originator and servicer of agency multifamily loans for the past decade. It originated more than $2.1 billion of loans in 2006 and services approximately $13 billion of commercial mortgage loans.

MERCANTILE BANKSHARES CORPORATION

We acquired Mercantile effective March 2, 2007 for approximately 53 million shares of PNC common stock and $2.1 billion in cash. Total consideration paid was approximately $5.9 billion. We completed the Mercantile technology systems conversion in September 2007.

Mercantile has added banking and investment and wealth management services through 235 branches in Maryland, Virginia, the District of Columbia, Delaware and southeastern Pennsylvania. This transaction has significantly expanded our presence in the mid-Atlantic region, particularly within the attractive Baltimore and Washington, DC markets.

We refer you to our Form 8-K filed March 8, 2007 for additional information on this transaction.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,
•	Loan demand and utilization of credit commitments,
•	Customer demand for other products and services,
•	Movement of customer deposits from lower to higher rate accounts or to investment alternatives,
•	The level of, direction, timing and magnitude of movement in interest rates, and the shape of the interest rate yield curve, and
•	The performance of, and availability of liquidity in, the capital markets.

In addition, our success in the remainder of 2007 and into 2008 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	The successful integration of Yardville and progress toward closing and integrating the Sterling acquisition,
•	Revenue growth,
•	A sustained focus on expense management and creating positive operating leverage,
•	Maintaining strong overall asset quality, and
•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

	Three months ended		Nine months ended
	Sept. 30 2007	Sept. 30 2006	Sept. 30 2007	Sept. 30 2006
Net income (millions)	$407	$1,484	$1,289	$2,219
Diluted earnings per share	$1.19	$5.01	$3.85	$7.46
Return on
Average common shareholders’ equity	11.25%	65.94%	12.62%	33.87%
Average assets	1.27%	6.17%	1.44%	3.17%

Earnings for the first nine months of 2007 included the impact of after-tax integration costs related to acquisitions and the 2006 BlackRock/Merrill Lynch investment management business (“MLIM”) transaction totaling $49 million, or $.15 per diluted share. The net after-tax impact of our BlackRock LTIP shares obligation was not significant for the first nine months of 2007 as the gain recognized in connection with PNC’s transfer of BlackRock shares to satisfy a portion of our BlackRock LTIP shares obligation in the first quarter of 2007 offset the quarterly net mark-to-market adjustments on our remaining shares obligation for the nine month period.

Earnings for the third quarter of 2007 included an after-tax loss of $32 million, or $.09 per diluted share, from the net mark-to-market adjustments on our remaining BlackRock LTIP shares obligation, and after-tax integration costs related to acquisitions and the 2006 BlackRock/MLIM transaction totaling $30 million, or $.09 per diluted share.

Earnings for the third quarter and first nine months of 2006 included the impact of the following items:

•	The gain on the BlackRock/MLIM transaction totaling $1.3 billion after-tax, or $4.36 per diluted share;
•	Securities portfolio rebalancing charges totaling $127 million after-tax, or $.43 per diluted share;
•	The mortgage loan portfolio repositioning loss of $31 million after-tax, or $.10 per diluted share; and
•

Our share of the after-tax impact of BlackRock/MLIM integration costs, which totaled $31 million, or $.10 per diluted share, for the third quarter of 2006 and $39 million, or $.13 per diluted share, for the first nine months of 2006.

In addition to the impact of the items described above, the decline in diluted earnings per share in both comparisons reflected the shares PNC issued for the Mercantile acquisition in the first quarter of 2007.

Highlights of the third quarter of 2007 included the following:

•

During September 2007, we completed the integration of the 11 banks that comprised Mercantile – the largest technology systems conversion in our history. We can now offer the full breadth of our products and services throughout our expanded mid-Atlantic region, including the Baltimore metropolitan area.

•

A diverse revenue mix continued to differentiate PNC. Noninterest income accounted for 57% of total revenue in the third quarter of 2007 and 58% for the first nine months of 2007. Each of PNC’s primary businesses grew revenue in the third quarter of 2007 compared with the same quarter of 2006.

•

Asset quality remained strong, reflecting PNC’s commitment to maintaining a moderate risk profile. Nonperforming assets to total assets were .22% at September 30, 2007 compared with .19% at September 30, 2006.

•

PNC had a strong liquidity position and favorable loan-to-deposit ratio of 84% at September 30, 2007. Average loans grew 29% and average deposits increased 21% compared with the third quarter of 2006, mostly due to the Mercantile acquisition.

•

PNC purchased 5.5 million of its common shares at a cost of $383 million during the third quarter of 2007 under its common stock repurchase program. During the first nine months of 2007, PNC purchased 10.9 million common shares under the program at a total cost of $778 million. On October 4, 2007, our Board of Directors authorized a new program to purchase up to 25 million shares of PNC common stock, which replaced and terminated the prior common stock repurchase program.

BLACKROCK/MLIM TRANSACTION

As further described in our 2006 Form 10-K, on September 29, 2006 Merrill Lynch contributed its investment management business to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock.

For the nine months ended September 30, 2006, our Consolidated Income Statement included our former 69% ownership interest in BlackRock. However, our Consolidated Balance Sheet as of September 30, 2007 and December 31, 2006 reflected the September 29, 2006 deconsolidation of BlackRock’s balance sheet amounts and recognized our approximate 34% ownership interest in BlackRock as an investment accounted for under the equity method. This accounting has resulted in a reduction in certain revenue and noninterest expense categories on our Consolidated Income Statement as our share of BlackRock’s net income is now reported in asset management noninterest income. In addition, beginning with fourth quarter 2006, we recognize gain or loss each quarter-end on our remaining liability to provide shares of BlackRock common stock to help fund certain BlackRock LTIP programs as that liability is marked to market based on changes in BlackRock’s common stock price. We will also continue to recognize gains or losses on the future transfer of shares for payouts under such LTIP programs.

BALANCE SHEET HIGHLIGHTS

Total assets were $131.4 billion at September 30, 2007 compared with $101.8 billion at December 31, 2006. The increase compared with December 31, 2006 was primarily due to the addition of approximately $21 billion of assets related to the Mercantile acquisition, growth in loans and higher securities available for sale.

Total average assets were $119.5 billion for the first nine months of 2007 compared with $93.7 billion for the first nine months of 2006. This increase reflected a $17.5 billion increase in average interest-earning assets and an $8.6 billion increase in average other noninterest-earning assets. An increase of $11.1 billion in loans and a $4.3 billion increase in securities available for sale were the primary factors for the increase in average interest-earning assets.

The increase in average other noninterest-earning assets for the first nine months of 2007 reflected our equity investment in BlackRock, which averaged $3.8 billion for the first nine months of 2007 and which had been consolidated for the same period of 2006, and an increase in average goodwill of $3.4 billion primarily related to the Mercantile acquisition.

Average total loans were $60.9 billion for the first nine months of 2007 and $49.8 billion in the first nine months of 2006. The increase in average total loans included the effect of the Mercantile acquisition for seven months of 2007, and higher commercial loans. The increase in average total loans included growth in commercial loans of $4.7 billion and growth in commercial real estate loans of $4.1 billion. Loans represented 64% of average interest-earning assets for the first nine months of both 2007 and 2006.

Average securities available for sale totaled $25.6 billion for the first nine months of 2007 and $21.3 billion for the first nine months of 2006. The seven-month impact of Mercantile contributed to the increase in average securities for the 2007 period. By primary classification, the increase in average securities reflected a $6.8 billion increase in mortgage-backed and asset-backed securities, which was partially offset by a $2.6 billion decline in US Treasury and government agencies securities. Securities available for sale comprised 27% of average interest-earning assets for the first nine months of 2007 and 28% for the comparable 2006 period.

Average total deposits were $75.5 billion for the first nine months of 2007, an increase of $12.7 billion over the first nine months of 2006. Average deposits grew from the prior year period primarily as a result of an increase in money market, noninterest-bearing demand deposits and retail certificates of deposit. These increases reflected the seven-month impact of the Mercantile acquisition.

Average total deposits represented 63% of average total assets for the first nine months of 2007 and 67% for the first nine months of 2006. Average transaction deposits were $50.0 billion for the first nine months of 2007 compared with $41.7 billion for the comparable 2006 period.

Average borrowed funds were $21.1 billion for the first nine months of 2007 and $15.2 billion for the first nine months of 2006. Increases of $2.6 billion in federal funds purchased and $2.6 billion in bank notes and senior debt drove the increase in average borrowed funds compared with the first nine months of 2006.

Shareholders’ equity totaled $14.5 billion at September 30, 2007, compared with $10.8 billion at December 31, 2006. The increase resulted primarily from the Mercantile acquisition. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

	Three months ended		Nine months ended
In millions	Sept. 30 2007	Sept. 30 2006	Sept. 30 2007	Sept. 30 2006
Total segment earnings	$436	$399	$1,291	$1,139

Total business segment earnings increased $152 million, or 13%, for the first nine months of 2007 compared with the first nine months of 2006. We refer you to page 18 of this Report for a Results of Businesses – Summary table, with further analysis of business segment results for the first nine months of 2007 and 2006 provided on pages 19 through 25.

Third quarter 2007 business segment earnings of $436 million increased $37 million, or 9%, compared with the third quarter of 2006. Highlights of results for the first nine months and third quarter periods are included below.

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

Retail Banking

Retail Banking’s earnings were $678 million for the first nine months of 2007 compared with $581 million for the same period in 2006. The 17% increase over the prior year was driven by the Mercantile acquisition, strong market-related fees and continued customer growth, partially offset by an increase in the provision for credit losses and in noninterest expense.

Retail Banking earned $250 million for the third quarter of 2007, an increase of $44 million, or 21%, compared with the third quarter of 2006. The increase over the third quarter of 2006 was primarily due to the Mercantile acquisition, increased fee income and continued customer growth.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $341 million in the first nine months of 2007 compared with $328 million in the first nine months of 2006. The increase compared with the 2006 period was largely the result of higher taxable-equivalent net interest income and corporate service fees, partly offset by an increase in noninterest expense, lower other noninterest income, and an increase in the provision for credit losses.

For the third quarter of 2007, earnings from Corporate & Institutional Banking totaled $87 million compared with $111 million for the third quarter of 2006. The decrease in the comparison was due to a higher provision for credit losses and higher noninterest expense, partially offset by increased revenues.

BlackRock

Our BlackRock business segment earned $176 million for the first nine months of 2007 compared with $137 million in the first nine months of 2006. Third quarter earnings totaled $66 million in 2007 and $42 million in 2006. The higher earnings in both comparisons reflected our approximate 34% ownership interest in a larger BlackRock entity during 2007 compared with the approximately 70% ownership interest in the corresponding 2006 periods in which we had consolidated BlackRock. The presentation of the 2006 period results has been modified to conform with our current business segment reporting presentation in this Financial Review.

PFPC

PFPC earned $96 million for the first nine months of 2007 compared with $93 million in the year-earlier period. Earnings for the 2006 period benefited from the impact of a $14 million reversal of deferred taxes related to earnings from foreign subsidiaries following management’s determination that the earnings would be indefinitely reinvested outside of the United States. Higher earnings in the first nine months of 2007 reflected the successful conversion of net new business, organic growth and market appreciation.

Earnings from PFPC totaled $33 million in the third quarter of 2007 compared with $40 million in the prior year third quarter. The prior year quarter results included the impact of the tax benefit described above. A $20 million, or 10%, increase in servicing revenue compared with the third quarter of 2006 was fueled by strong fee income growth in transfer agency, offshore operations, managed accounts, advanced output solutions and alternative investments.

Other

“Other” for the first nine months of 2007 was a net loss of $2 million, while “Other” earnings for the first nine months of 2006 totaled $1.1 billion. For the third quarter of 2007, “Other” resulted in a net loss of $29 million compared with earnings of $1.1 billion in the third quarter of 2006.

“Other” earnings for both 2006 periods was driven by the $1.3 billion after-tax gain on the BlackRock/MLIM transaction recorded in the third quarter of 2006. The impact of the gain was partially offset by the impact of charges related to the third quarter 2006 balance sheet repositioning activities and by BlackRock/MLIM integration costs.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended		Nine months ended
Dollars in millions	Sept. 30 2007	Sept. 30 2006	Sept. 30 2007	Sept. 30 2006
Taxable-equivalent net interest income	$767	$574	$2,142	$1,699
Net interest margin	3.00%	2.89%	3.00%	2.92%

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

The 26% increase in taxable-equivalent net interest income for the first nine months of 2007 compared with the first nine months of 2006 was consistent with the $17.5 billion, or 23%, increase in average interest-earning assets over these periods. Similarly, the 34% increase in taxable-equivalent net interest income for the third quarter of 2007 compared with the prior year quarter reflected the $22.7 billion, or 29%, increase in average interest-earning assets over these quarters. The reasons driving the higher interest-earning assets in these comparisons are further discussed in the Balance Sheet Highlights portion of the Executive Summary section of this Financial Review.

The net interest margin was 3.00% for the first nine months of 2007 and 2.92% for the first nine months of 2006. The following factors impacted the comparison:

•	The Mercantile acquisition.
•	The yield on interest-earning assets increased 46 basis points. The yield on loans, the single largest component, increased 42 basis points.
•

These factors were partially offset by an increase in the rate paid on interest-bearing liabilities of 41 basis points. The rate paid on interest-bearing deposits, the single largest component, increased 38 basis points.

•	The impact of noninterest-bearing sources of funding increased 3 basis points for the nine months of 2007 due to higher rates.

The net interest margin was 3.00% for the third quarter of 2007 and 2.89% for the third quarter of 2006. The following factors impacted the comparison:

•	The Mercantile acquisition.
•	The yield on interest-earning assets increased 28 basis points. The yield on loans, the single largest component, increased 30 basis points.
•

These factors were partially offset by an increase in the rate paid on interest-bearing liabilities of 11 basis points. The rate paid on interest-bearing deposits, the single largest component, increased 6 basis points.

•

In addition, the impact of noninterest-bearing sources of funding decreased 6 basis points for the third quarter of 2007 as the proportion of average noninterest-bearing sources of funding to average interest-bearing assets declined in the comparison.

Comparing yields and rates paid to the broader market, during the first nine months of 2007, the average federal funds rate was 5.20% compared with 4.87% for the first nine months of 2006. The average federal funds rate was 5.09% during the third quarter of 2007 compared with 5.25% for the third quarter of 2006.

We believe that net interest margins for our industry will continue to be challenged given the current yield curve, as competition for loans and deposits remains intense, as customers continue to migrate from lower rate to higher rate deposits or other products, and as the benefit of adding or repricing investment securities is diminished.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $127 million for the first nine months of 2007 compared with $82 million for the first nine months of 2006. The provision for credit losses for the third quarter of 2007 was $65 million compared with $16 million for the third quarter of 2006. The higher provision in the third quarter and first nine months of 2007 was primarily due to growth in total credit exposure and modest credit quality migration.

Given current market conditions, we do not expect to maintain asset quality at its current level. To the extent actual outcomes differ from our estimates, changes to the provision for credit losses may be required that may reduce future earnings. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding factors that impact the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income totaled $2.956 billion for the first nine months of 2007 compared with $5.358 billion for the first nine months of 2006.

Noninterest income for the first nine months of 2006 included the following items:

•	The $2.078 billion gain on the BlackRock/MLIM transaction,
•

The impact of BlackRock on a consolidated basis totaling $1.087 billion. Had our BlackRock investment been on the equity method during that time, BlackRock’s noninterest income reported by us would have been $144 million for that period, or lower by $943 million, and

•	The $196 million securities portfolio rebalancing loss and the $48 million mortgage loan portfolio repositioning loss.

Apart from the impact of these items, noninterest income increased $375 million, or 15%, for the first nine months of 2007 compared with the first nine months of 2006 largely as a result of the acquisition of Mercantile and organic growth.

Noninterest income was $990 million for the third quarter of 2007 compared with $2.943 billion for the third quarter of 2006. Noninterest income for the third quarter of 2007 included the impact of a net loss of $50 million related to our mark-to-market adjustment on our remaining BlackRock LTIP shares obligation.

Noninterest income for the third quarter of 2006 included the following items:

•	The $2.078 billion gain on the BlackRock/MLIM transaction, partially offset by the balance sheet repositioning items totaling $244 million described above, and
•

The impact of BlackRock on a consolidated basis totaling $320 million. Had our BlackRock investment been on the equity method during that time, BlackRock’s noninterest income reported by us would have been $43 million for that quarter, or lower by $277 million.

Apart from the impact of these items, PNC’s noninterest income increased $208 million, or 25%, during the third quarter of 2007. The impact of the Mercantile acquisition, higher equity management (private equity) gains and growth in several other areas further described below were the primary drivers in the increase.

Additional Analysis

Asset management fees totaled $559 million for the first nine months of 2007 and $1.271 billion for the first nine months of 2006. Asset management fees totaled $204 million in the third quarter of 2007, a decrease of $177 million compared with the third quarter of 2006. Our equity income from BlackRock was included in asset management fees for the first nine months and third quarter of 2007, while asset management fees in the corresponding prior year periods was higher due to the impact of BlackRock’s revenue on a consolidated basis.

Assets managed at September 30, 2007 totaled $77 billion compared with $52 billion at September 30, 2006 and increased largely due to the Mercantile acquisition. We refer you to the Retail Banking section of the Business Segments Review section of this Financial Review for further discussion of our assets under management.

Fund servicing fees declined $24 million, to $620 million, in the first nine months of 2007 compared with the prior year first nine months. Amounts for 2006 included $66 million of distribution fee revenue at PFPC. Effective January 1, 2007, we refined our accounting and reporting of PFPC’s distribution fee revenue and related expense amounts and present these amounts net on a prospective basis. Prior to 2007, the distribution amounts were shown on a gross basis within fund servicing fees and within other noninterest expense. These amounts offset each other entirely and have no impact on earnings.

Fund servicing fees total $208 million for the third quarter of 2007, a $5 million decrease from the prior year period.

Included in these amounts for the third quarter of 2006 was distribution fee revenue of $22 million at PFPC. Apart from the impact of the distribution fee revenue included in the prior year amounts, fund servicing fees increased $42 million for the first nine months of 2007 and $17 million for the third quarter compared with the corresponding 2006 periods. Both increases were largely due to higher transfer agency and offshore revenues reflecting net new business and growth from existing clients.

PFPC provided fund accounting/administration services for $922 billion of net fund investment assets and provided custody services for $497 billion of fund investment assets at September 30, 2007, compared with $774 billion and $399 billion, respectively, at September 30, 2006. These increases were the result of new business obtained, organic growth from current customers and market appreciation.

Service charges on deposits of $258 million for the first nine months of 2007 represented a $24 million increase compared with the first nine months of 2006. Service charges on deposits grew $8 million, to $89 million, in the third quarter of 2007 compared with the third quarter of 2006. The increases in both comparisons can be attributed primarily to the impact of Mercantile.

Brokerage fees increased $26 million, to $209 million, for the first nine months of 2007 compared with the first nine months of 2006. For the third quarter of 2007, brokerage fees totaled $71 million compared with $61 million in the third quarter of 2006. In both comparisons, the increases were primarily due to higher mutual fund-related revenues, including a favorable impact from products related to the fee-based fund advisory business and higher annuity income.

Consumer services fees grew $32 million, to $304 million, for the first nine months of 2007 compared with the first nine months of 2006. Of that increase, $17 million occurred in the third quarter of 2007, as consumer service fees totaled $106 million in that period. This increase reflected the impact of Mercantile, higher debit card revenues resulting from higher transaction volumes, and revenue from the credit card business that began in the latter part of 2006. These factors were partially offset by lower ATM surcharge revenue in 2007 compared with the prior year period as a result of changing customer behavior and a strategic decision to reduce the out-of-footprint ATM network.

Corporate services revenue increased $84 million, to $533 million, in the first nine months of 2007 compared with the first nine months of 2006. Corporate services revenue totaled $198 million in the third quarter of 2007 compared with $157 million in the third quarter of 2006. Higher revenue from mergers and acquisitions advisory and related services, treasury management, commercial mortgage servicing, and third party consumer loan servicing activities contributed to the increases in both comparisons.

Equity management (private equity) net gains on portfolio investments totaled $81 million for the first nine months of 2007 compared with $82 million for the first nine months of 2006. For the third quarter of 2007, such gains totaled $47 million compared with $21 million in the prior year third quarter. Based on the nature of private equity activities, net gains or losses may fluctuate from period to period and the level of gains recognized during the third quarter of 2007 may not be sustainable in future quarters.

Net securities losses totaled $4 million for the first nine months of 2007 and $207 million for the first nine months of 2006. Third quarter 2007 net securities losses were $2 million while the prior year quarter net losses totaled $195 million. Note 3 Securities in the Notes To Consolidated Financial Statements of this Report has additional information regarding our third quarter 2006 securities portfolio rebalancing actions which resulted in a pretax loss of $196 million for that quarter.

Noninterest revenue from trading activities totaled $114 million in the first nine months of 2007 and $150 million in the first nine months of 2006. Noninterest revenue from trading activities was $33 million for the third quarter of 2007 compared with $38 million for the third quarter of 2006. Customer trading income increased in both comparisons. However, total trading revenue declined in 2007 largely due to the impact of derivatives related to commercial mortgage loan activity and lower non-customer trading activities. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Financial Review.

Other noninterest income of $281 million for the first nine months of 2007 represented a $79 million increase compared with the first nine months of 2006. Other noninterest income totaled $86 million for the third quarter of 2007, an increase of $67 million from the third quarter of 2006. The impact of the third quarter 2006 mortgage loan repositioning loss of $48 million was reflected in the increase in other noninterest income in both comparisons. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

Due to the BlackRock/MLIM transaction, which resulted in a $2.1 billion pretax gain in the third quarter of 2006, we expect that total noninterest income will decline significantly for full year 2007 compared with full year 2006. Changes in noninterest income compared with the prior year also will be impacted by the deconsolidation of BlackRock and balance sheet repositioning actions in 2006, and by our BlackRock LTIP shares obligation. Apart from the comparative impact on noninterest income of these 2006 items, we expect that total revenue will increase by a high teens percentage for full year 2007 compared with 2006.

PRODUCT REVENUE

In addition to credit products to commercial customers, Corporate & Institutional Banking offers treasury management and capital markets-related products and services, commercial loan servicing and equipment financing products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, increased 11% to $345 million for the first nine months of 2007 compared with $311 million for the first nine months of 2006.

Treasury management revenue increased 14% to $121 million

for the third quarter of 2007 compared with $106 million for the third quarter of 2006. The higher revenue reflected continued expansion and client utilization of commercial payment card services, strong revenue growth in various electronic payment and information services, and steady growth in deposits and core businesses.

Revenue from capital markets-related products and services increased 6% to $216 million for the first nine months of 2007 compared with $204 million in the first nine months of 2006. Capital markets-related products and services revenues totaled $73 million for the third quarter of 2007 compared with $64 million for the third quarter of 2006, an increase of 14%. In both comparisons, the increases were driven by merger and acquisition advisory and related services.

Midland Loan Services offers servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes servicing fees and net interest income from servicing portfolio deposit balances, totaled $169 million for first nine months of 2007 and $131 million for first nine months of 2006, an increase of 29%. Revenue from Midland totaled $59 million for the third quarter of 2007 compared with $47 million for the third quarter of 2006, an increase of 26%. The revenue growth in both comparisons was primarily driven by growth in the commercial mortgage servicing portfolio and related services.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,
•	Life,
•	Credit life,
•	Health,
•	Disability, and
•	Commercial lines coverage.

Client segments served by these insurance products include those in Retail Banking and Corporate & Institutional Banking. Insurance products are sold by licensed PNC insurance agents and through licensed third-party arrangements. Revenue from these products increased 17% to $62 million for the first nine months of 2007 compared with $53 million for the first nine months of 2006. Insurance products revenue increased 17% to $21 million in the third quarter of 2007 compared with $18 million in the third quarter of 2006.

PNC, through subsidiary companies Alpine Indemnity Limited and PNC Insurance Corp., participates as a direct writer for its general liability, automobile liability, workers’ compensation, property and terrorism insurance programs.

In the normal course of business, Alpine Indemnity Limited and PNC Insurance Corp. maintain insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments. We believe these reserves were adequate at September 30, 2007.

NONINTEREST EXPENSE

Total noninterest expense was $3.083 billion for the first nine months of 2007 and $3.474 billion for the first nine months of 2006. Total noninterest expense was $1.099 billion for the third quarter of 2007 and $1.167 billion for the third quarter of 2006.

Noninterest expense for the 2007 and 2006 periods included the following:

•	The first nine months of 2007 included acquisition integration costs of $67 million, of which $41 million were recognized in the third quarter, primarily related to our acquisition of Mercantile.
•

Noninterest expense for the first nine months of 2006 included $765 million of expenses, including $223 million in the third quarter, related to BlackRock, which was still consolidated during that time.

•	Noninterest expense for the first nine months 2006 also included $91 million of BlackRock/MLIM transaction integration costs, including $72 million in the third quarter of that year.

Apart from the impact of these items, noninterest expense increased $398 million, or 15%, in the first nine months of 2007 compared with the first nine months of 2006. Similarly, noninterest expense increased $186 million, or 21%, in the third quarter of 2007 compared with the prior year quarter. These increases were largely a result of the acquisition of Mercantile. Investments in growth initiatives were mitigated by disciplined expense management.

We expect total noninterest expense to decline for full year 2007 compared with full year 2006 due to the impact of the deconsolidation of BlackRock. Apart from this impact and integration costs, we expect noninterest expense to grow by a low teens percentage for full year 2007 compared with 2006 primarily as a result of acquisitions.

We expect to continue to incur integration costs related to Mercantile. Such costs are currently estimated to be $11 million after-tax for the fourth quarter of 2007 and will be recognized within the noninterest expense and income tax categories. We also expect to recognize an after-tax charge of approximately $30 million related to the Yardville acquisition in the fourth quarter of 2007. These costs will be primarily credit related in the form of a provision for credit losses, estimated to be approximately $45 million as of the transaction close date.

PERIOD-END EMPLOYEES

	Sept. 30, 2007	December 31, 2006	Sept. 30, 2006
Full-time	24,811	21,455	21,374
Part-time	2,823	2,328	2,165

Total	27,634	23,783	23,539

The increase in employees as of September 30, 2007 was due to the Mercantile acquisition.

EFFECTIVE TAX RATE

Our effective tax rate for the first nine months of 2007 was 31.0% compared with 34.9% for the first nine months of 2006. The effective tax rate was 30.7% for the third quarter of 2007 and 36.0% for the third quarter of 2006. The higher effective rate in the 2006 period for both comparisons was primarily due to the third quarter 2006 gain on the BlackRock/MLIM transaction and a related $57 million cumulative adjustment to deferred taxes recorded in the same quarter. We expect our effective tax rate to be approximately 31% for full year 2007.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	September 30 2007	December 31 2006
Assets
Loans, net of unearned income	$65,760	$50,105
Securities available for sale	28,430	23,191
Loans held for sale	3,004	2,366
Equity investments	5,975	5,330
Goodwill and other intangible assets	8,935	4,043
Other	19,262	16,785

Total assets	$131,366	$101,820
Liabilities
Funding sources	$105,862	$81,329
Other	9,299	8,818

Total liabilities	115,161	90,147
Minority and noncontrolling interests in consolidated entities	1,666	885
Total shareholders’ equity	14,539	10,788

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$131,366	$101,820

Our Consolidated Balance Sheet is presented in Part I, Item 1 on page 41 of this Report.

Our Consolidated Balance Sheet at September 30, 2007 reflects the addition of approximately $21 billion of assets resulting from our Mercantile acquisition.

Various seasonal and other factors impact our period-end balances whereas average balances (discussed under the Balance Sheet Highlights section of this Financial Review above and included in the Statistical Information section of this Report on pages 69 and 70) are more indicative of underlying business trends.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $15.7 billion, to $65.8 billion, at September 30, 2007 compared with the balance at December 31, 2006. Our acquisition of Mercantile added $12.4 billion of loans including $4.9 billion of commercial, $4.8 billion of commercial real estate, $1.6 billion of consumer and $1.1 billion of residential mortgage loans.

Details Of Loans

In millions	September 30 2007	December 31 2006
Commercial
Retail/wholesale	$6,181	$5,301
Manufacturing	4,472	4,189
Other service providers	3,292	2,186
Real estate related (a)	4,502	2,825
Financial services	1,861	1,324
Health care	1,075	707
Other	5,352	4,052
Total commercial	26,735	20,584
Commercial real estate
Real estate projects	5,807	2,716
Mortgage	2,507	816
Total commercial real estate	8,314	3,532
Equipment lease financing	3,539	3,556
Total commercial lending	38,588	27,672
Consumer
Home equity	14,366	13,749
Automobile	1,521	1,135
Other	2,270	1,631
Total consumer	18,157	16,515
Residential mortgage	9,605	6,337
Other	396	376
Unearned income	(986)	(795)
Total, net of unearned income	$65,760	$50,105
(a)	Includes loans related to customers in the real estate, rental, leasing and construction industries.

Our total loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Commercial lending outstandings in the table above are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $497 million, or 69%, of the total allowance for loan and lease losses at September 30, 2007 to these loans. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

In millions	September 30 2007	December 31 2006
Commercial	$37,906	$32,265
Consumer	10,595	9,239
Commercial real estate	3,507	2,752
Other	582	579
Total	$52,590	$44,835

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $8.5 billion at September 30, 2007 and $8.3 billion at December 31, 2006.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $8.3 billion at September 30, 2007 and $6.0 billion at December 31, 2006 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

In addition to credit commitments, our net outstanding standby letters of credit totaled $4.8 billion at September 30, 2007 and $4.4 billion at December 31, 2006. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Leases and Related Tax and Accounting Matters

The equipment lease portfolio totaled $3.5 billion at September 30, 2007. Aggregate residual value at risk on the lease portfolio at September 30, 2007 was $1.1 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. The portfolio included approximately $1.7 billion of cross-border leases at September 30, 2007. Cross-border leases are leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We have not entered into cross-border lease transactions since 2003.

Upon completing examinations of our 1998-2000 and 2001-2003 consolidated federal income tax returns, the IRS provided us with examination reports which propose increases in our tax liability, principally arising from adjustments to the timing of tax deductions from our cross-border lease transactions.

FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”), became effective January 1, 2007. FSP 13-2 requires a recalculation of the timing of income recognition for actual or projected changes in the timing of tax benefits for leveraged leases. Any cumulative adjustment was to be recognized through retained earnings upon adoption of FSP 13-2. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in Item 8 of our 2006 Form 10-K for additional information. Effective January 1, 2007, we recalculated our leases and recorded a cumulative adjustment to beginning retained earnings of $149 million, after-tax, as required by FSP 13-2. This adjustment was based on our best estimate as to the timing and amount of ultimate settlement of this exposure. Any immediate or future reductions in earnings from our adoption of FSP 13-2 would be recovered in subsequent years.

In the second quarter of 2007, we reduced after-tax earnings by $13 million based on the status of our discussions with the IRS Appeals Division in resolving this matter. Further adjustments may be required in future periods as our estimates of the timing and settlement of the dispute change.

While the situation with respect to these proposed adjustments remains unresolved, we believe our reserves for these exposures were appropriate at September 30, 2007.

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

SECURITIES

Securities Available for Sale

In millions	Amortized Cost	Fair Value
September 30, 2007
Debt securities
Residential mortgage-backed	$20,683	$20,516
Commercial mortgage-backed	4,879	4,865
Asset-backed	2,376	2,320
US Treasury and government agencies	153	153
State and municipal	233	229
Other debt	24	24
Corporate stocks and other	324	323
Total securities available for sale	$28,672	$28,430
December 31, 2006
Debt securities
Residential mortgage-backed	$17,325	$17,208
Commercial mortgage-backed	3,231	3,219
Asset-backed	1,615	1,609
US Treasury and government agencies	611	608
State and municipal	140	139
Other debt	90	87
Corporate stocks and other	321	321
Total securities available for sale	$23,333	$23,191

Securities represented 22% of total assets at September 30, 2007 and 23% of total assets at December 31, 2006. Our acquisition of Mercantile included approximately $2 billion of securities classified as available for sale.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At September 30, 2007, securities available for sale included a net unrealized loss of $242 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $142 million. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.

The fair value of securities available for sale generally decreases when market interest rates increase and vice versa.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 4 years and 5 months at September 30, 2007 and 3 years and 8 months at December 31, 2006.

We estimate that at September 30, 2007 the effective duration of securities available for sale was 2.8 years for an immediate 50 basis points parallel increase in interest rates and 2.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2006 were 2.6 years and 2.2 years, respectively.

Note 3 Securities in the Notes To Consolidated Financial Statements of this Report has additional information regarding our third quarter 2006 securities portfolio rebalancing actions which resulted in a pretax loss of $196 million for the third quarter and first nine months of 2006.

LOANS HELD FOR SALE

Education loans held for sale totaled $1.5 billion at September 30, 2007 and $1.3 billion at December 31, 2006. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans are reflected in the other noninterest income line item in our Consolidated Income Statement and in the results for the Retail Banking business segment.

Loans held for sale also included commercial mortgage loans intended for securitization totaling $1.0 billion at September 30, 2007 and $698 million at December 31, 2006. The amount outstanding fluctuates based on the timing of securitization transactions.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	September 30 2007	December 31 2006
Deposits
Money market	$33,007	$28,580
Demand	18,957	16,833
Retail certificates of deposit	16,511	14,725
Savings	2,640	1,864
Other time	2,190	1,326
Time deposits in foreign offices	5,104	2,973
Total deposits	78,409	66,301
Borrowed funds
Federal funds purchased	6,658	2,711
Repurchase agreements	1,990	2,051
Bank notes and senior debt	7,794	3,633
Subordinated debt	3,976	3,962
Federal Home Loan Bank borrowings	4,772	42
Other	2,263	2,629
Total borrowed funds	27,453	15,028
Total	$105,862	$81,329

Total funding sources increased $24.5 billion at September 30, 2007 compared with the balance at December 31, 2006, as total deposits increased $12.1 billion and total borrowed funds increased $12.4 billion. Our acquisition of Mercantile added $12.5 billion of deposits and $2.1 billion of borrowed funds.

During the first quarter of 2007 we issued borrowings to fund the $2.1 billion cash portion of the Mercantile acquisition. The remaining increase in borrowed funds was the result of growth in loans and securities and the need to fund other net changes in our balance sheet. During the third quarter of 2007 we substantially increased Federal Home Loan Bank borrowings, which provided us with additional liquidity at relatively attractive rates.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, maintaining dividend policies and retaining earnings.

Total shareholders’ equity increased $3.8 billion, to $14.5 billion, at September 30, 2007 compared with December 31, 2006. In addition to the net impact of earnings and dividends in the first nine months of 2007, this increase reflected a $2.2 billion reduction in treasury stock and a $1.0 billion increase in capital surplus, largely due to the issuance of shares for the Mercantile acquisition.

Common shares outstanding at September 30, 2007 were 337 million compared with 293 million at December 31, 2006. The increase in shares outstanding during the first nine months of 2007 reflected the issuance of approximately 53 million shares in connection with the March 2007 Mercantile acquisition.

We purchased 10.9 million common shares under our prior common stock repurchase program during the first nine months of 2007 at a total cost of $778 million. This total included 5.5 million shares repurchased during the third quarter of 2007 at a total cost of $383 million. Effective October 4, 2007, our Board of Directors terminated the prior program and approved a new stock repurchase program to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This new program will remain in effect until fully utilized or until modified, superseded or terminated.

The extent and timing of additional share repurchases under the new program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory limitations resulting from merger activity, and the potential impact on our credit rating.

Risk-Based Capital

Dollars in millions	September 30 2007	December 31 2006
Capital components
Shareholders’ equity
Common	$14,532	$10,781
Preferred	7	7
Trust preferred capital securities	510	965
Minority interest	984	494
Goodwill and other intangibles	(8,221)	(3,566)
Eligible deferred income taxes on intangible assets	115	26
Pension, other postretirement benefit plan adjustments	147	148
Net unrealized securities losses, after-tax	162	91
Net unrealized (gains) losses on cash flow hedge derivatives, after-tax	(39)	13
Equity investments in nonfinancial companies	(29)	(30)
Other, net	(4)	(5)
Tier 1 risk-based capital	8,164	8,924
Subordinated debt	2,773	1,954
Eligible allowance for credit losses	844	681
Total risk-based capital	$11,781	$11,559
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$108,451	$85,539
Adjusted average total assets	119,538	95,590
Capital ratios
Tier 1 risk-based	7.5%	10.4%
Total risk-based	10.9	13.5
Leverage	6.8	9.3
Tangible capital
Common shareholders’ equity	$14,532	$10,781
Goodwill and other intangibles	(8,221)	(3,566)
Eligible deferred taxes	115	26
Tangible capital	$6,426	$7,241
Total assets excluding goodwill and other intangible assets, net of eligible deferred income taxes	$123,260	$98,280
Tangible common equity	5.2%	7.4%

The declines in capital ratios from December 31, 2006 were due to an increase in risk-weighted assets and goodwill, primarily related to the Mercantile acquisition.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At September 30, 2007, each of our banking subsidiaries was considered “well-capitalized” based on regulatory capital ratio requirements, as indicated in the Capital Ratios section of Consolidated Financial Highlights on page 2 of this Report. We believe our current bank subsidiaries will continue to meet these requirements during the remainder of 2007.

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

The following provides a summary of variable interest entities (“VIEs”), including those in which we hold a significant variable interest but have not consolidated and those that we have consolidated into our financial statements as of September 30, 2007 and December 31, 2006. Additional information on our partnership interests in low income housing projects is included in our 2006 Form 10-K under this same heading in Part I, Item 7 and in Note 3 Variable Interest Entities in the Notes To Consolidated Financial Statements included in Part II, Item 8 of that report.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
September 30, 2007
Market Street	$5,015	$5,023	$8,511	(a)
Collateralized debt obligations	354	283	6
Partnership interests in low income housing projects	50	34	29
Total	$5,419	$5,340	$8,546
December 31, 2006
Market Street	$4,020	$4,020	$6,117	(a)
Collateralized debt obligations	815	570	22
Partnership interests in low income housing projects	33	30	8
Total	$4,868	$4,620	$6,147
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $7.8 billion and other credit enhancements of $.7 billion at September 30, 2007. The comparable amounts at December 31, 2006 were $5.6 billion and $.6 billion, respectively. These liquidity commitments are included in the Net Unfunded Credit Commitments table in the Consolidated Balance Sheet Review section of this Report.

Market Street

Market Street Funding LLC (“Market Street”), is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities are limited to the purchasing of assets or making of loans secured by interests primarily in pools of receivables from US corporations that desire access to the commercial paper market. The assets of Market Street consist primarily of automobile loans, purchased receivables, and credit card loans. Generally, Market Street mitigates potential interest rate risk by entering into agreements with customers that reflect an interest rate based upon its weighted average commercial paper cost of funds.

Market Street funds the purchases or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancement, liquidity facilities and program-level credit enhancement. During the third quarter of 2007, Market Street continued to meet its obligations in the commercial paper markets.

PNC Bank, National Association (“PNC Bank, N.A.”) provides certain administrative services, a portion of the program-level credit enhancement, and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. All of Market Street’s assets at September 30, 2007 and December 31, 2006 collateralized the commercial paper obligations. PNC views its credit exposure for the Market Street transactions as limited. Facilities requiring PNC to fund for defaulted assets totaled $443 million at September 30, 2007. For 94% of the liquidity facilities at September 30, 2007, PNC is not required to fund if the assets are in default. PNC may be obligated to fund under liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations. Additionally, PNC’s credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over-collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of the expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 23, 2012. See Note 16 Commitments And Guarantees included in Part I, Item 1 of this Report for additional information. Neither creditors nor investors in Market Street have any recourse to PNC’s general credit. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $3.2 million and $1.0 million, respectively, for the quarter ended September 30, 2007. Comparable amounts were $9.1 million and $2.9 million for the nine months ended September 30, 2007.

Market Street was restructured as a limited liability company in October 2005 and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.9 million as of September 30, 2007. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

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

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
September 30, 2007	$1,142	$1,142
December 31, 2006	$834	$834

Investment Company Accounting – Deferred Application

We also have subsidiaries that invest in and act as the investment manager for private equity funds organized as limited partnerships as part of our equity management activities. The funds invest in private equity investments to generate capital appreciation and profits. As permitted by FIN 46R, we have deferred applying the provisions of the interpretation for these entities pending adoption of FASB Staff Position No. (“FSP”) FIN 46(R)7, “Application of FASB Interpretation No. 46(R) to Investment Companies.” See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of the Report. These entities are not consolidated into our financial statements as of September 30, 2007 or December 31, 2006. Information on these entities follows:

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
September 30, 2007	$154	$154	$108
December 31, 2006	$102	$102	$104

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

PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I and Trust II’s investment in the LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I and Trust II. This minority interest totaled approximately $980 million at September 30, 2007.

Each Trust II Security is automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC (the “Series I Preferred Stock”) under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

Simultaneously with the closing of the Trust II Securities sale, we entered into a replacement capital covenant (the “Covenant”) for the benefit of holders of a specified series of our long-term indebtedness (the “Covered Debt”). As of September 30, 2007, Covered Debt consists of our $200 million Floating Rate Junior Subordinated Notes issued on June 9, 1998. We agreed in the Covenant that until March 29, 2017, neither we nor our subsidiaries would purchase or redeem the Trust Securities, the LLC Preferred Securities or the Series I Preferred Stock (collectively, the “Covenant Securities”) unless: (i) we have received the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board and (ii) during the 180-day period prior to the date of purchase, PNC, PNC Bank, N.A. or PNC Bank, N.A.’s subsidiaries, as applicable, have received proceeds from the sale of Qualifying Securities in the amounts specified in the Covenant (which amounts will vary based on the type of securities sold). “Qualifying Securities” means debt and equity securities having terms and provisions specified in the Covenant and that, generally described, are intended to contribute to our capital base in a manner that is similar to the contribution to our capital base made by the

Covenant Securities. We filed a copy of the Covenant with the SEC as Exhibit 99.1 to PNC’s current report on Form 8-K filed on March 30, 2007.

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

Acquired Entity Trust Preferred Securities

As a result of the Mercantile and Yardville acquisitions, we assumed obligations with respect to $73 million in principal amount of junior subordinated debentures issued by the acquired entities. Under the terms of these debentures, if there is an event of default under the debentures or PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts or there is a default under PNC’s guarantee of such payment obligations, PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with Trust II, as described above.

BUSINESS SEGMENTS REVIEW

We have four major businesses engaged in providing banking, asset management and global fund processing products and services. Business segment results, including inter-segment revenues, and a description of each business are included in Note 14 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report. Certain revenue and expense amounts included in this Financial Review differ from the amounts shown in Note 14 due to the presentation in this Financial Review of business revenue on a taxable-equivalent basis, the inclusion of BlackRock/MLIM transaction integration costs in the “Other” category in this Financial Review, and income statement classification differences related to PFPC. Also, the presentation of BlackRock results for the 2006 period have been modified in this Financial Review as described on page 24 to conform with our current period presentation.

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

BlackRock business segment results for the nine months ended September 30, 2006 reflected our majority ownership in BlackRock during that period. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, which had the effect of reducing our ownership interest to approximately 34%, our investment in BlackRock has been accounted for under the equity method but continues to be a separate reportable business segment of PNC. We describe our presentation method for the BlackRock segment for this Financial Review on page 24.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Financial Review includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, BlackRock/MLIM transaction and acquisition integration costs, asset and liability management activities, net securities gains or losses, certain trading activities and equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), intercompany eliminations, and most corporate overhead.

Employee data as reported by each business segment in the tables that follow reflects staff directly employed by the respective business and excludes corporate and shared services employees.

Results Of Businesses – Summary

(Unaudited)

	Earnings		Revenue (a)		Average Assets (b)
Nine months ended September 30 - (in millions)	2007	2006	2007	2006	2007	2006
Retail Banking	$678	$581	$2,802	$2,326	$41,484	$29,319
Corporate & Institutional Banking	341	328	1,139	1,065	28,133	24,517
BlackRock (c) (d)	176	137	232	1,103	4,152	3,865
PFPC (e)	96	93	617	568	2,171	2,053
Total business segments	1,291	1,139	4,790	5,062	75,940	59,754
Other (c) (f) (g)	(2)	1,080	308	1,995	43,592	33,898
Total consolidated	$1,289	$2,219	$5,098	$7,057	$119,532	$93,652

(a)	Business segment revenue is presented on a taxable-equivalent basis. A reconciliation of total consolidated revenue on a book (GAAP) basis to total consolidated revenue on a taxable-equivalent basis follows

Nine months ended September 30 - (in millions)	2007	2006
Total consolidated revenue, book (GAAP) basis	$5,078	$7,037
Taxable-equivalent adjustment	20	20
Total consolidated revenue, taxable-equivalent basis	$5,098	$7,057

(b)	Period-end balances for BlackRock and PFPC.
(c)	For our segment reporting presentation in this Financial Review, after-tax BlackRock/MLIM transaction integration costs totaling $4 million and $56 million for the nine months ended September 30, 2007 and September 30, 2006 have been reclassified from BlackRock to “Other.” “Other” for the first nine months of 2007 also includes $45 million of after-tax acquisition integration costs.
(d)	For the first nine months of 2007, revenue represents our equity income from BlackRock. For the first nine months of 2006, revenue represents the sum of total operating revenue and nonoperating income.
(e)	PFPC revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs. Prior period servicing revenue amounts have been reclassified to conform with the current period presentation.
(f)	“Other” for the first nine months of 2006 included the $2.1 billion pretax, or $1.3 billion after-tax, gain on the BlackRock/MLIM transaction recorded in the third quarter of 2006.
(g)	“Other” average assets are comprised primarily of securities available for sale and residential mortgage loans associated with asset and liability management activities.

RETAIL BANKING

(Unaudited)

Nine months ended September 30 Taxable-equivalent basis Dollars in millions	2007	2006
INCOME STATEMENT
Net interest income	$1,522	$1,259
Noninterest income
Asset management	344	261
Service charges on deposits	251	227
Brokerage	200	176
Consumer services	292	260
Other	193	143
Total noninterest income	1,280	1,067
Total revenue	2,802	2,326
Provision for credit losses	68	46
Noninterest expense	1,652	1,356
Pretax earnings	1,082	924
Income taxes	404	343
Earnings	$678	$581
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$14,139	$13,814
Indirect	1,852	1,025
Other consumer	1,566	1,224
Total consumer	17,557	16,063
Commercial	12,067	5,658
Floor plan	976	929
Residential mortgage	1,821	1,578
Other	233	245
Total loans	32,654	24,473
Goodwill and other intangible assets	4,799	1,583
Loans held for sale	1,561	1,641
Other assets	2,470	1,622
Total assets	$41,484	$29,319
Deposits
Noninterest-bearing demand	$10,357	$7,844
Interest-bearing demand	8,776	7,920
Money market	16,599	14,725
Total transaction deposits	35,732	30,489
Savings	2,687	2,089
Certificates of deposit	16,593	13,580
Total deposits	55,012	46,158
Other liabilities	636	537
Capital	3,535	2,970
Total funds	$59,183	$49,665
PERFORMANCE RATIOS
Return on average capital	26%	26%
Noninterest income to total revenue	46	46
Efficiency	59	58
OTHER INFORMATION (a) (b)
Credit-related statistics:
Nonperforming assets (c)	$137	$95
Net charge-offs	$86	$64
Net charge-off ratio	.35%	.35%
Other statistics:
Full-time employees	11,753	9,531
Part-time employees	2,248	1,660
ATMs	3,870	3,594
Branches (d)	1,072	848

At September 30 Dollars in millions, except where noted	2007	2006
OTHER INFORMATION (CONTINUED)
ASSETS UNDER ADMINISTRATION (in billions) (e)
Assets under management
Personal	$57	$42
Institutional	20	10
Total	$77	$52
Asset Type
Equity	$44	$32
Fixed income	20	12
Liquidity/other	13	8
Total	$77	$52
Nondiscretionary assets under administration
Personal	$31	$27
Institutional	81	62
Total	$112	$89
Asset Type
Equity	$50	$32
Fixed income	27	27
Liquidity/other	35	30
Total	$112	$89
Home equity portfolio credit statistics:
% of first lien positions	39%	44%
Weighted average loan-to-value ratios	72%	69%
Weighted average FICO scores	726	728
Loans 90 days past due	.30%	.22%
Checking-related statistics:
Retail Banking checking relationships	2,275,000	1,958,000
Consumer DDA households using online banking	1,050,000	920,000
% of consumer DDA households using online banking	52%	52%
Consumer DDA households using online bill payment	604,000	361,000
% of consumer DDA households using online bill payment	30%	20%
Small business loans and managed deposits:
Small business loans	$13,157	$5,080
Managed deposits:
On-balance sheet
Noninterest-bearing demand	$6,119	$4,402
Interest-bearing demand	2,027	1,752
Money market	3,389	2,689
Certificates of deposit	1,070	763
Off-balance sheet (f)
Small business sweep checking	3,203	1,651
Total managed deposits	$15,808	$11,257
Brokerage statistics:
Margin loans	$161	$170
Financial consultants (g)	765	752
Full service brokerage offices	100	99
Brokerage account assets (billions)	$49	$44
Other statistics:
Gains on sales of education loans (h)	$20	$22
(a)	Presented as of September 30 except for net charge-offs, net charge-off ratio, and gains on sales of education loans, which are for the nine months ended. Small business sweep checking amounts are averages for the three months ended September 30.
(b)	Amounts include the impact of Mercantile, which we acquired effective March 2, 2007.
(c)	Includes nonperforming loans of $127 million at September 30, 2007 and $85 million at September 30, 2006.
(d)	Excludes certain satellite branches that provide limited products and service hours.
(e)	Excludes brokerage account assets.
(f)	Represents small business balances. These balances are swept into liquidity products managed by other PNC business segments, the majority of which are off-balance sheet.
(g)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(h)	Included in “Noninterest income-Other.”

Retail Banking’s earnings were $678 million for the first nine months of 2007 compared with $581 million for the same period in 2006. The 17% increase over the prior year was driven by the Mercantile acquisition, strong market-related fees and continued customer growth, partially offset by increases in the provision for credit losses and noninterest expense.

The overview of Retail Banking’s performance during the first nine months of 2007 includes the following:

•	The acquisition of Mercantile in the first quarter added approximately $10.3 billion of loans and $12.0 billion of deposits to Retail Banking. The acquisition also:
–	Added 235 branches and 256 ATMs,
–	Significantly increased our presence in Maryland,
–	Added to our presence in Delaware, Virginia and the Washington, DC area,
–	Significantly increased the size of our small business banking franchise by adding approximately $7.7 billion of loans,
–	Expanded our customer base with the addition of approximately 286,000 checking relationships, and
–	Expanded our wealth management business with the addition of $22 billion in assets under management.
•	PNC announced the pending acquisition of Sterling, which is expected to result in a leading deposit share in the Central Pennsylvania footprint and to enhance our presence in surrounding markets.
•

Customer service and customer retention continues to be our focus. Beginning in the first quarter of 2007, we partnered with the Gallup organization to help evaluate and improve customer and employee satisfaction at the branch level.

•	Consumer and small business checking relationships increased 22,000 during the third quarter of 2007, not including the impact of Mercantile.
•	Our investment in online banking capabilities continues to pay off. Since September 30, 2006, the percentage of consumer checking households using online bill payment increased from 20% to 30%.
•

In September 2006, we launched our PNC-branded credit card product. As of September 30, 2007, more than 125,000 cards have been issued and we have $238 million in receivable balances. The results to date have exceeded our expectations.

•

In addition to Mercantile, we opened 21 new branches and consolidated 32 branches since September 30, 2006 for a total of 1,072 branches at September 30, 2007. We continue to optimize our network by opening new branches in high growth areas, relocating branches to areas of higher opportunity, and consolidating branches in areas of declining market opportunity.

•	Our wealth management and brokerage businesses have benefited from market conditions and strong business development.
•	Asset management and brokerage fees increased $107 million, or 24%, over the first nine months of 2006,
•	Brokerage assets increased $5 billion, or 11%, from September 30, 2006, and
•	Excluding the $22 billion of assets under management related to our acquisition of Mercantile in the first quarter, assets under management increased $3 billion compared with September 30, 2006.

In addition, on October 26, 2007 PNC closed on the acquisition of Yardville, which has resulted in a leading deposit share in several wealthy counties in central New Jersey.

Total revenue for the first nine months of 2007 was $2.802 billion compared with $2.326 billion for the same period last year. Taxable-equivalent net interest income of $1.522 billion increased $263 million, or 21%, compared with 2006 due to a 19% increase in average deposits and a 33% increase in average loan balances. Net interest income growth was primarily the result of the Mercantile acquisition and this growth has stabilized in recent quarters. In the current economic environment, we believe that organic growth in the balance sheet and net interest income will be more challenged than in recent periods.

Noninterest income increased $213 million, or 20%, compared with the first nine months of 2006. This growth can be attributed primarily to the following:

•	The Mercantile acquisition,
•	Comparatively favorable equity markets,
•	Increased assets under management,
•	Increased brokerage account assets and activities,
•	Increased third party loan servicing activities,
•	New PNC-branded credit card product,
•	Higher gains on asset sales, and
•	Customer growth.

The provision for credit losses increased $22 million in the first nine months of 2007, to $68 million, compared with the 2006 period. Net charge-offs were $86 million for the first nine months of 2007, an increase of $22 million compared with the first nine months of 2006. The increases in provision and net charge-offs were primarily a result of continued growth in our commercial loan portfolio and charge-offs returning to a more normal level given the current credit conditions. Charge-offs over the last few years have been low compared to historical averages.

Noninterest expense in the first nine months of 2007 totaled $1.652 billion, an increase of $296 million, or 22%, compared with the first nine months of 2006. Increases were primarily attributable to the Mercantile acquisition, higher volume-related expenses tied to noninterest income growth, continued investment in new branches, and investments in various initiatives such as the new PNC-branded credit card.

Full-time employees at September 30, 2007 totaled 11,753, an increase of 2,222 from September 30, 2006. The Mercantile acquisition added approximately 2,100 full-time Retail Banking employees. Part-time employees have increased by 588 since September 30, 2006. The increase in part-time employees is a result of the Mercantile acquisition and various customer service enhancement and efficiency initiatives. These initiatives include utilizing more part-time customer-facing employees rather than full-time employees during peak business hours.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Average total deposits increased $8.9 billion, or 19%, compared with the first nine months of 2006. The deposit growth was driven by the Mercantile acquisition.

•

Certificates of deposits increased $3.0 billion and money market deposits increased $1.9 billion. These increases were primarily attributable to the Mercantile acquisition. Recent declines in deposit balances were a result of PNC’s strategy to focus on relationship customers rather than pursuing higher-rate single service products.

•

Average demand deposit growth of $3.4 billion, or 21%, was almost solely due to the Mercantile acquisition as the core growth was impacted by customers shifting funds into higher yielding deposits, small business sweep checking products, and investment products.

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

•

Average commercial loans grew $6.4 billion, or 113%, compared with the first nine months of 2006. The increase is attributable to the Mercantile acquisition and organic loan growth on the strength of increased loan demand from existing small business customers and the acquisition of new relationships through our sales efforts.

•	Average home equity loans grew $326 million, or 2%, compared with the first nine months of 2006 primarily due to the Mercantile acquisition. Consumer loan demand has slowed as a result of the current rate environment. Our home equity loan portfolio is relationship based, with 93% of the portfolio attributable to borrowers in our primary geographic footprint. We monitor this portfolio closely and, to date, have seen no significant deterioration in credit quality.

•

Average indirect loans grew $827 million, or 81%, compared with the first nine months of 2006. The increase is attributable to the Mercantile acquisition and growth in our core portfolio that has benefited from increased sales and marketing efforts.

•

Average residential mortgage loans increased $243 million, or 15%, primarily due to the addition of loans from the Mercantile acquisition. Payoffs in our existing portfolio, which will continue throughout 2007, partially offset the impact of the additional loans acquired. Additionally, our transfer of residential mortgages to held for sale and subsequent sale of those loans at the end of September 2006 reduced the size of this loan portfolio when compared with the first nine months of 2006.

Assets under management of $77 billion at September 30, 2007 increased $25 billion compared with the balance at September 30, 2006. The Mercantile acquisition added $22 billion in assets under management in the first quarter and the remaining portfolio growth was a result of the effects of comparatively higher equity markets and a breakeven position in client net asset flows. Client net asset flows are the result of investment additions from new and existing clients offset by ordinary course distributions from trust and investment management accounts and account closures.

Nondiscretionary assets under administration of $112 billion at September 30, 2007 increased $23 billion compared with the balance at September 30, 2006, primarily due to the impact of Mercantile.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Nine months ended September 30 Taxable-equivalent basis Dollars in millions except as noted	2007	2006
INCOME STATEMENT
Net interest income	$581	$517
Noninterest income
Corporate service fees	427	377
Other	131	171
Noninterest income	558	548
Total revenue	1,139	1,065
Provision for credit losses	56	36
Noninterest expense	596	547
Pretax earnings	487	482
Income taxes	146	154
Earnings	$341	$328
AVERAGE BALANCE SHEET
Loans
Corporate (a)	$9,272	$8,548
Commercial real estate	3,460	2,786
Commercial – real estate related	3,390	2,515
Asset-based lending	4,578	4,424
Total loans	20,700	18,273
Goodwill and other intangible assets	1,828	1,336
Loans held for sale	1,164	869
Other assets	4,441	4,039
Total assets	$28,133	$24,517
Deposits
Noninterest-bearing demand	$7,120	$6,623
Money market	4,716	2,321
Other	1,160	902
Total deposits	12,996	9,846
Other liabilities	2,974	2,784
Capital	2,081	1,806
Total funds	$18,051	$14,436
(a) Includes	lease financing.

Corporate & Institutional Banking earned $341 million in the first nine months of 2007 compared with $328 million in the first nine months of 2006. Treasury management, mergers and acquisitions advisory services, and commercial mortgage servicing have shown strong growth over the comparable 2006 period. Capital markets and real estate activities, specifically net gains on commercial mortgage loan sales, have been negatively impacted by recent market conditions. The Mercantile acquisition had a positive impact on the 2007 period primarily reflected in net interest income.

Nine months ended September 30 Taxable-equivalent basis Dollars in millions except as noted	2007	2006
PERFORMANCE RATIOS
Return on average capital	22%	24%
Noninterest income to total revenue	49	51
Efficiency	52	51
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$200	$136
Acquisitions/additions	80	69
Repayments/transfers	(36)	(25)
End of period (a)	$244	$180
OTHER INFORMATION
Consolidated revenue from: (b)
Treasury Management	$345	$311
Capital Markets	$216	$204
Midland Loan Services	$169	$131
Total loans (c)	$22,455	$19,265
Nonperforming assets (c) (d)	$141	$94
Net charge-offs	$31	$30
Full-time employees (c)	2,267	1,925
Net gains on commercial mortgage loan sales (a)	$29	$37
Net carrying amount of commercial mortgage servicing rights (c)	$708	$414
(a)	Amounts at September 30, 2007 include the impact of the July 2, 2007 acquisition of ARCS Commercial Mortgage.
(b)	Represents consolidated PNC amounts.
(c)	At September 30.
(d)	Includes nonperforming loans of $119 million at September 30, 2007 and $81 million at September 30, 2006.

Highlights of the first nine months of 2007 for Corporate & Institutional Banking included:

•

On July 2, 2007, PNC acquired ARCS, a leading originator and servicer of agency multifamily permanent financing products. This acquisition added a commercial mortgage servicing portfolio of $13 billion during the third quarter of 2007.

•

Average total loan balances increased $2.4 billion, or 13%, from the first nine months of 2006. In addition to the March 2007 Mercantile acquisition, which fueled growth in all loan categories, continuing customer demand was also a factor in the increase in corporate loans.

•

Nonperforming assets increased $47 million at September 30, 2007 compared with September 30, 2006. Included in the September 30, 2007 amount is $42 million of nonperforming assets associated with the Mercantile portfolio. The provision for credit losses increased $20 million in the nine-month comparison primarily due to growth in total credit exposure and modest credit quality migration given the current credit conditions.

•

Average deposit balances for the first nine months of 2007 increased $3.1 billion, or 32%, compared with the first nine months of 2006. The increase in corporate money market deposits reflected PNC’s action to avail itself of the opportunity to obtain funding from alternative sources. Noninterest-bearing deposit growth was attributable primarily to our commercial mortgage servicing portfolio.

•

Total revenue increased $74 million, or 7%, for the first nine months of 2007 compared with the first nine months of 2006. The increase was driven by higher taxable-equivalent net interest income related to growth of noninterest bearing deposits as well as the increase in loans resulting from the Mercantile acquisition. Corporate service fees increased due to increased sales of treasury management products and services, commercial mortgage servicing, and mergers and acquisitions advisory services. These increases in revenue were partially offset by a decline in other noninterest income. This decline primarily reflected lower gains on commercial mortgage loan sales and related hedging activities and lower non-customer-related trading revenue as a result of recent volatility in the financial markets.

Commercial mortgage servicing-related revenue, which includes fees and net interest income, totaled $175 million for the first nine months of 2007, compared with $131 million for the first nine months of 2006. The increase of 34% was primarily driven by growth in the commercial mortgage servicing portfolio, including $13 billion related to the ARCS acquisition. The total portfolio increased to $244 billion at September 30, 2007. The associated increase in deposits has increased the net interest income portion of this revenue.

•

Noninterest expense increased by $49 million, or 9%, compared with the first nine months of 2006. This increase reflects the acquisitions of Mercantile and ARCS as well as expenses associated with other growth and fee-based initiatives, and customer growth. In addition, noninterest expense increases reflect our business of originating transactions whose returns are heavily dependent on tax credits, whereby losses are taken through noninterest expense and the associated benefits result in a lower provision for income taxes.

See the additional revenue discussion regarding treasury management and capital markets-related products and Midland Loan Services on page 9.

BLACKROCK

Our BlackRock business segment earned $176 million for the first nine months of 2007 and $137 million for the first nine months of 2006. Subsequent to the September 29, 2006 deconsolidation of BlackRock, these business segment earnings are determined by taking our proportionate share of BlackRock’s earnings and subtracting our additional income taxes recorded on our share of BlackRock’s earnings. Also, for this business segment presentation, after-tax BlackRock/MLIM transaction integration costs totaling $4 million and $56 million for the nine months ended September 30, 2007 and September 30, 2006 have been reclassified from BlackRock to “Other.” In addition, these business segment earnings for the first nine months of 2006 have been reduced by minority interest in income of BlackRock, excluding MLIM transaction integration costs, totaling $65 million and additional income taxes recorded on our share of BlackRock’s earnings totaling $7 million.

We have modified the presentation of historical BlackRock business segment results as described above to conform with the current business segment reporting presentation in this Financial Review.

PNC’s investment in BlackRock was $4.0 billion at September 30, 2007 and $3.9 billion at December 31, 2006. Based upon BlackRock’s closing market price of $173.41 per common share at September 30, 2007, the market value of our investment in BlackRock was approximately $7.5 billion at that date. As such, an additional $3.5 billion of pretax value was not recognized in our investment account at that date.

On October 1, 2007, BlackRock acquired the fund of funds business of Quellos Group, LLC (“Quellos”). The combined fund of funds platform will operate under the name BlackRock Alternative Advisors and will comprise one of the largest fund of funds platforms in the world, with over $25 billion in assets under management. Products, including hedge, private equity and real asset fund of funds, as well as specialty and hybrid offerings, are managed on behalf of institutional and individual investors worldwide.

In connection with the acquisition, BlackRock paid approximately $562 million in cash to Quellos and placed 1.2 million shares of BlackRock common stock into an escrow account. The shares of BlackRock common stock will be held in the escrow account for up to three years and will be available to satisfy certain indemnification obligations of Quellos under the acquisition agreement. Therefore, any gain to be recognized by PNC resulting from the issuance of these shares and corresponding increase in our investment in BlackRock will be deferred pending the release of shares from the escrow account. In addition, Quellos may receive up to an additional $970 million in cash and BlackRock common stock over 3.5 years contingent on certain measures.

BLACKROCK/MLIM TRANSACTION

As further described in our 2006 Form 10-K, on September 29, 2006 Merrill Lynch contributed its investment management business (“MLIM”) to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock.

For the nine months ended September 30, 2006, our Consolidated Income Statement included our former 69% ownership interest in BlackRock. However, our Consolidated Balance Sheet as of September 30, 2007 and December 31, 2006 reflected the September 29, 2006 deconsolidation of BlackRock’s balance sheet amounts and recognized our approximate 34% ownership interest in BlackRock as an investment accounted for under the equity method. This accounting has resulted in a reduction in certain revenue and noninterest expense categories on our Consolidated Income Statement as our share of BlackRock’s net income is now reported within asset management noninterest income.

BLACKROCK LTIP PROGRAMS

As further described in our 2006 Form 10-K and our current report on Form 8-K filed June 14, 2007, BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, PNC agreed to transfer up to four million of the shares of BlackRock common stock then held by us to help fund the 2002 LTIP and future programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. Prior to 2006, BlackRock granted awards of approximately $230 million under the 2002 LTIP program, of which approximately $210 million were paid on January 30, 2007. The award payments were funded by approximately 17% in cash from BlackRock and approximately one million shares of BlackRock common stock transferred by PNC and distributed to LTIP participants.

We recognized a pretax gain of $82 million in the first quarter of 2007 from the transfer of BlackRock shares to satisfy the majority of our 2002 LTIP obligation. The gain was included in noninterest income and reflected the excess of market value over book value of the approximately one million shares transferred in January 2007.

PNC’s noninterest income in the first nine months of 2007 also included an $81 million pretax charge related to our commitment to fund additional BlackRock LTIP programs. This charge represents the mark-to-market adjustment related to our remaining BlackRock LTIP shares obligation as of September 30, 2007.

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

While we may continue to see volatility in earnings as we mark to market our LTIP shares obligation each quarter-end, generally we will not recognize additional gains, if applicable, for the difference between the market value and the book value of the committed BlackRock common shares until the shares are distributed to LTIP participants.

PFPC

(Unaudited)

Nine months ended September 30 Dollars in millions except as noted	2007	2006
INCOME STATEMENT
Servicing revenue (a)	$640	$597
Operating expense (a)	470	440
Operating income	170	157
Debt financing	28	32
Nonoperating income (b)	5	3
Pretax earnings	147	128
Income taxes (c)	51	35
Earnings	$96	$93
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,002	$1,015
Other assets	1,169	1,038
Total assets	$2,171	$2,053
Debt financing	$702	$813
Other liabilities	878	772
Shareholder’s equity	591	468
Total funds	$2,171	$2,053
PERFORMANCE RATIOS
Return on average equity	24%	31%
Operating margin (d)	27	26
SERVICING STATISTICS (at September 30)
Accounting/administration net fund assets (in billions)
Domestic	$806	$695
Offshore	116	79
Total	$922	$774
Asset type (in billions)
Money market	$328	$260
Equity	377	331
Fixed income	117	111
Other (e)	100	72
Total	$922	$774
Custody fund assets (in billions)	$497	$399
Shareholder accounts (in millions)
Transfer agency	19	18
Subaccounting	51	48
Total	70	66
OTHER INFORMATION
Full-time employees (at September 30)	4,504	4,317
(a)	Certain out-of-pocket expense items which are then client billable are included in both servicing revenue and operating expense above, but offset each other entirely and therefore have no net effect on operating income. Distribution revenue and expenses which relate to 12b-1 fees that PFPC receives from certain fund clients for the payment of marketing, sales and service expenses also entirely offset each other, but are netted for presentation purposes above. Prior period amounts have been reclassified to conform with the current period presentation.
(b)	Net of nonoperating expense.
(c)	Income taxes for the nine months ended September 30, 2006 included the benefit of a $14 million reversal of deferred taxes related to foreign subsidiary earnings.
(d)	Total operating income divided by servicing revenue.
(e)	Includes alternative investment net assets serviced.

PFPC earned $96 million for the first nine months of 2007 compared with $93 million in the year-earlier period. Earnings for the 2006 period benefited from the impact of a $14 million reversal of deferred taxes related to earnings from foreign subsidiaries following management’s determination that the earnings would be indefinitely reinvested outside of the United States. Higher earnings in the first nine months of 2007 reflected the successful conversion of net new business, organic growth and market appreciation.

Highlights of PFPC’s performance in the first nine months of 2007 included:

•

PFPC’s offshore affiliate, PFPC Bank Ltd, obtained approval in the third quarter to provide depositary services in Luxembourg, Europe’s leading domicile for traditional investment funds and the second largest worldwide domicile after the United States.

•	PFPC announced the opening of a new sales office in London to expand its global business development efforts afforded by the international operations continued expansion in the European marketplace.

•	Total fund assets serviced by PFPC increased 25% to $2.5 trillion during the past year.

•	Revenue from managed accounts, offshore operations, and alternative investments, all targeted growth businesses, grew 18% over the past year.

Servicing revenue for the first nine months of 2007 increased by $43 million, or 7%, over the first nine months of 2006, to $640 million. Increases in transfer agency, managed accounts, offshore operations and alternative investments drove the higher servicing revenue.

Operating expense increased $30 million, or 7%, to $470 million, in the first nine months of 2007 compared with the first nine months of 2006. The majority of this increase is attributable to increased headcount and technology costs to support new business achieved over the past year.

Total assets serviced by PFPC amounted to $2.5 trillion at September 30, 2007 compared with $2.0 trillion at September 30, 2006. This increase resulted from the new business, organic growth in existing business, and strong market appreciation experienced since last September.

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

Additional discussion and information on the application of these policies is found in other portions of this Financial Review and in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. In particular, see Note 1 Accounting Policies and Note 11 Income Taxes in the Notes To Consolidated Financial Statements regarding our first quarter 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and the discussion under the heading Leases and Related Tax and Accounting Matters on page 12.

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

We currently estimate a pretax pension benefit of $30 million in 2007 compared with a pretax benefit of $12 million in 2006. The primary reason for this change is 2006 investment returns in excess of the expected long-term return assumption. Actual pension benefit recognized for the first nine months of 2007 was $22 million. The 2007 values and sensitivities shown above also include the qualified defined benefit plan maintained by Mercantile that we plan to integrate into the PNC plan as of December 31, 2007. See Note 8 Certain Employee Benefit And Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for more information regarding these plans.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” This statement affects the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, our postretirement welfare benefit plans, and our postemployment benefit plans. SFAS 158 required recognition on the balance sheet of the overfunded or underfunded position of these plans as the difference between the fair value of plan assets and the related benefit obligations. To the extent that a plan’s net funded status differed from the amounts currently recognized on the balance sheet, the difference, net of tax, was recorded as a part of accumulated other comprehensive income (loss) (“AOCI”) within the shareholders’ equity section of the balance sheet. This guidance also required the recognition of any unrecognized actuarial gains and losses and unrecognized prior service costs to AOCI, net of tax. Post-adoption changes in unrecognized actuarial gains and losses as well as unrecognized prior service costs will be recognized in other comprehensive income, net of tax. SFAS 158 was effective for PNC as of December 31, 2006, with no retrospective application permitted for prior year-end reporting periods, and resulted in an adjustment for all unamortized net actuarial losses and prior service costs of $132 million after tax. See Note 1 Accounting Policies of our 2006 Form 10-K for further information regarding our adoption of this pronouncement.

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of permitted contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. In any event, any contributions to the plan in the near term will be at our discretion, as we expect that the minimum required contributions under the law will be minimal or zero for several years.

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

Nonperforming, Past Due And Potential Problem Assets

See Note 4 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and included here by reference for details of the types of nonperforming assets that we held at September 30, 2007 and December 31, 2006. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Total nonperforming assets at September 30, 2007 increased $115 million, to $286 million, compared with December 31, 2006. Of this increase, $68 million was related to the Mercantile portfolio.

The amount of nonperforming loans that was current as to principal and interest was $115 million at September 30, 2007 and $59 million at December 31, 2006. We believe that overall asset quality is strong by historical standards. However, overall asset quality may not be sustainable at the current level for the foreseeable future, particularly in the event of deteriorating economic conditions. This outlook, combined with expected loan or total credit exposure growth, may result in an increase in the allowance for loan and lease losses in future periods.

Nonperforming Assets By Business

In millions	Sept. 30 2007	Dec. 31 2006
Retail Banking	$137	$106
Corporate & Institutional Banking	141	63
Other	8	2
Total nonperforming assets	$286	$171

Change In Nonperforming Assets

In millions	2007	2006
January 1	$171	$215
Transferred in	304	182
Acquisition – Mercantile	35
Principal activity including payoffs	(115)	(93)
Charge-offs and valuation adjustments	(94)	(88)
Returned to performing	(8)	(15)
Asset sales	(7)	(10)
September 30	$286	$191

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Sept. 30 2007	Dec. 31 2006	Sept. 30 2007	Dec. 31 2006
Commercial	$28	$9.11%		.04%
Commercial real estate	23	5.28		.14
Consumer	39	28.21		.17
Residential mortgage	9	7.09		.11
Other	5	1	1.26	.27
Total loans	$104	$50.16		.10

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $128 million at September 30, 2007 compared with $41 million at December 31, 2006. This increase reflected credit quality migration.

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

Allocation Of Allowance For Loan And Lease Losses

	September 30, 2007		December 31, 2006
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$497	40.6%	$443	40.9%
Commercial real estate	113	12.6	30	7.0
Consumer	52	27.7	28	33.1
Residential mortgage	14	14.6	7	12.7
Lease financing	37	3.9	48	5.6
Other	4.6		4.7
Total	$717	100.0%	$560	100.0%

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

The provision for credit losses for the first nine months of 2007 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of September 30, 2007 reflected loan and total credit exposure growth, changes in loan portfolio composition, refinements to model parameters, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

The allowance as a percent of nonperforming loans was 290% and as a percent of total loans was 1.09% at September 30, 2007. The comparable percentages at December 31, 2006 were 381% and 1.12%.

Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2007
Commercial	$96	$20		$76.41%
Consumer	49	11		38.29
Commercial real estate	4	1		3.06
Total	$149	$32		$117.26
2006
Commercial	$85	$16		$69.46%
Consumer	37	11		26.22
Commercial real estate	2			2.09
Residential mortgage	2			2.04
Lease financing		4	(4)	(.19)
Total	$126	$31		$95.26

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, industry concentrations and conditions; credit quality trends; recent loss experience in particular sectors of the portfolio; ability and depth of lending management; changes in risk selection and underwriting standards and the timing of available information. The amount of reserves for these qualitative factors is assigned to loan categories and to business segments primarily based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 9.1% of the total allowance and .1% of total loans, net of unearned income, at September 30, 2007.

CREDIT DEFAULT SWAPS

From a credit risk management perspective, we buy and sell credit loss protection via the use of credit derivatives. When we buy loss protection by purchasing a credit default swap (“CDS”), we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs for a particular obligor or reference entity. We purchase CDSs to mitigate the risk of economic loss on a portion of our loan exposures. For credit protection, we use only traditional credit derivative instruments and do not purchase instruments such as “total return swaps.”

We also sell loss protection to mitigate the net premium cost and the impact of mark-to-market accounting on the CDS in cases where we buy protection to hedge the loan portfolio and to take proprietary trading positions. These activities represent additional risk positions rather than hedges of risk.

We approve counterparty credit lines for all of our trading activities, including CDSs. Counterparty credit lines are approved based on a review of credit quality in accordance with our traditional credit quality standards and credit policies. The credit risk of our counterparties is monitored in the normal course of business. In addition, all counterparty credit lines are subject to collateral thresholds and exposures above these thresholds are secured.

Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net gains from credit default swaps, reflected in the Trading line item on our Consolidated Income Statement, totaled $16 million in the first nine months of 2007. For the first nine months of 2006, net losses totaled $11 million.

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

Sensitivity estimates and market interest rate benchmarks for the third quarters of 2007 and 2006 follow:

Interest Sensitivity Analysis

	Third Quarter 2007	Third Quarter 2006
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(2.9)%	(2.2)%
100 basis point decrease	2.9%	2.0%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(7.1)%	(5.1)%
100 basis point decrease	5.9%	4.0%
Duration of Equity Model
Base case duration of equity (in years):	3.0	.8
Key Period-End Interest Rates
One-month LIBOR	5.12%	5.32%
Three-year swap	4.69%	5.05%

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

Net Interest Income Sensitivity To Alternate Rate Scenarios (Third Quarter 2007)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	6.1%	7.2%	(8.3)%
Second year sensitivity	14.0%	12.2%	(8.7)%

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

The graph below presents the yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Our risk position has become increasingly liability sensitive in part due to the continued flat yield curve and in part due to our balance sheet management strategies. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities include customer-driven trading in fixed income securities, equities, derivatives, and foreign exchange contracts. They also include the underwriting of fixed income and equity securities and proprietary trading.

We use value-at-risk (“VaR”) as the primary means to measure and monitor market risk in trading activities. The Risk Committee of the Board establishes an enterprise-wide VaR limit on our trading activities.

During the first nine months of 2007, our VaR ranged between $6.1 million and $10.4 million, averaging $7.8 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During the first nine months of 2007, there were no such instances at the enterprise-wide level.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first nine months and third quarter of 2007 and 2006 was as follows:

Nine months ended September 30 – in millions	2007	2006
Net interest income		$(4)
Noninterest income	$114	150
Total trading revenue	$114	$146
Securities underwriting and trading (a)	$31	$27
Foreign exchange	42	42
Financial derivatives	41	77
Total trading revenue	$114	$146

Three months ended September 30 – in millions	2007	2006
Net interest income	$(1)	$(1)
Noninterest income	33	38
Total trading revenue	$32	$37
Securities underwriting and trading (a)	$14	$7
Foreign exchange	15	11
Financial derivatives	3	19
Total trading revenue	$32	$37
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Average trading assets and liabilities consisted of the following:

Nine months ended September 30 – in millions	2007	2006
Trading assets
Securities (a)	$2,446	$1,577
Resale agreements (b)	1,168	413
Financial derivatives (c)	1,241	1,127
Loans at fair value (c)	172	113
Total trading assets	$5,027	$3,230
Trading liabilities
Securities sold short (d)	$1,626	$767
Repurchase agreements and other borrowings (e)	676	744
Financial derivatives (f)	1,252	1,085
Borrowings at fair value (f)	40	29
Total trading liabilities	$3,594	$2,625

Three months ended September 30 – in millions	2007	2006
Trading assets
Securities (a)	$3,293	$1,460
Resale agreements (b)	1,267	537
Financial derivatives (c)	1,389	1,220
Loans at fair value (c)	164	168
Total trading assets	$6,113	$3,385
Trading liabilities
Securities sold short (d)	$1,960	$867
Repurchase agreements and other borrowings (e)	637	708
Financial derivatives (f)	1,400	1,151
Borrowings at fair value (f)	41	40
Total trading liabilities	$4,038	$2,766
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance
Sheet	And Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Borrowed funds – Other.
(e)	Included in Borrowed funds – Repurchase agreements and Other.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 43 million shares of BlackRock common stock, accounted for under the equity method. Our total investment in BlackRock was $4.0 billion at September 30, 2007 compared with $3.9 billion at

December 31, 2006. The market value of our investment in BlackRock was $7.5 billion at September 30, 2007. The primary risk measurement, similar to other equity investments, is economic capital.

Low Income Housing Projects And Historic Tax Credits

Included in our equity investments are limited partnerships that sponsor affordable housing projects. At September 30, 2007 these investments, consisting of partnerships accounted for under the equity method as well as equity investments held by consolidated partnerships, totaled $1.0 billion. The comparable amount at December 31, 2006 was $708 million. PNC’s equity investment at risk was $195 million at September 30, 2007 compared with $134 million at year-end 2006. We also had commitments to make additional equity investments in affordable housing limited partnerships of $74 million at September 30, 2007 compared with $71 million at December 31, 2006. At September 30, 2007 historic tax credit investments totaled $13 million with unfunded commitments related to these investments of $18 million.

Private Equity

The private equity portfolio is comprised of equity and mezzanine investments that vary by industry, stage and type of investment. At September 30, 2007, private equity investments carried at estimated fair value totaled $559 million compared with $463 million at December 31, 2006. As of September 30, 2007, approximately 45% of the amount was invested directly in a variety of companies and approximately 55% was invested in various limited partnerships. Our unfunded commitments related to private equity totaled $255 million at September 30, 2007 compared with $283 million at December 31, 2006.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At September 30, 2007, other investments totaled $394 million compared with $269 million at December 31, 2006. Our unfunded commitments related to other investments totaled $57 million at September 30, 2007 compared with $16 million at December 31, 2006. The amounts of other investments and related unfunded commitments at September 30, 2007 included those related to Steel City Capital Funding LLC as further described in Note 15 Commitments And Guarantees in the Notes To Consolidated Financial Statements of this Report.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential loss if we were unable to meet our funding requirements at a reasonable cost. We manage liquidity risk to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances.

Our largest source of liquidity on a consolidated basis is the deposit base that comes from our retail and corporate and institutional banking activities. Other borrowed funds come from a diverse mix of short and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position.

Liquid assets consist of short-term investments (federal funds sold, resale agreements and other short-term investments, including trading securities) and securities available for sale. At September 30, 2007, our liquid assets totaled $34.7 billion, with $24.3 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

PNC Bank, N.A. can borrow from the Federal Reserve Bank of Cleveland’s discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (“FHLB”)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans. At September 30, 2007, we maintained significant unused borrowing capacity from the Federal Reserve Bank of Cleveland’s discount window and FHLB-Pittsburgh under current collateral requirements.

During the third quarter of 2007 we substantially increased Federal Home Loan Bank borrowings, which provided us with additional liquidity at relatively attractive rates.

We can also obtain funding through traditional forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through September 30, 2007, PNC Bank, N.A. had issued $5.4 billion of debt under this program.

PNC Bank, N.A. established a program in December 2004 to offer up to $3.0 billion of its commercial paper. As of September 30, 2007, there were no issuances outstanding under this program.

Parent Company Liquidity

Our parent company’s routine funding needs consist primarily of dividends to PNC shareholders, share repurchases, debt service, the funding of non-bank affiliates, and acquisitions.

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet these requirements over the succeeding 12-month period. In managing parent company liquidity we consider funding sources, such as expected dividends to be received from PNC Bank, N.A. and potential debt issuances, and discretionary funding uses, the most significant of which is the external dividend to be paid on PNC’s stock.

The principal source of parent company cash flow is the dividends it receives from PNC Bank, N.A., which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $730 million at September 30, 2007.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of September 30, 2007, the parent company had approximately $1.5 billion in funds available from its cash and short-term investments. As of September 30, 2007 there were $490 million of parent company contractual obligations with maturities of less than one year.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

On September 28, 2007, PNC Funding Corp issued $250 million of Senior Notes that mature on September 28, 2012. These notes pay interest semiannually at a fixed rate of 5.50%. These notes are not redeemable by us or the holders prior to maturity.

In July 2006, PNC Funding Corp established a program to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of September 30, 2007, $55 million of commercial paper was outstanding under this program.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of September 30, 2007.

Contractual Obligations

September 30, 2007 – in millions	Total
Remaining contractual maturities of time deposits	$23,805
Borrowed funds	27,453
Minimum annual rentals on noncancellable leases	1,196
Nonqualified pension and postretirement benefits	342
Purchase obligations (a)	440
Total contractual cash obligations (b)	$53,236
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.
(b)	Excludes amounts related to our adoption of FIN 48 due to the uncertainty in terms of timing and amount of future cash outflows. Note 11 Income Taxes in our Notes To Consolidated Financial Statements includes additional information regarding our adoption of FIN 48 in the first quarter of 2007.

Other Commitments (a)

September 30, 2007 – in millions	Total
Credit commitments	$52,590
Standby letters of credit	4,790
Other commitments (b)	404
Total commitments	$57,784
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes private equity funding commitments related to equity management, low income housing projects and other investments.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives, including the credit risk amounts of these derivatives as of September 30, 2007 and December 31, 2006, is presented in Note 1 Accounting Policies and Note 9 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges or free-standing derivatives at September 30, 2007 and December 31, 2006. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives - 2007

	Notional/ Contract Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted- Average Interest Rates
September 30, 2007 – dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$8,239	$125	4 yrs. 1 mo.	4.98%	5.45%
Forward purchase commitments	370		1 mo.	NM	NM
Total asset rate conversion	8,609	125
Liability rate conversion
Interest rate swaps (a)
Receive fixed	7,090	29	5 yrs. 7 mos.	4.87	5.22
Total liability rate conversion	7,090	29
Total interest rate risk management	15,699	154
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	943	(23)	9 yrs. 3 mos.	5.47	5.10
Total commercial mortgage banking risk management	943	(23)
Total accounting hedges (b)	$16,642	$131
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$60,996	$14	5 yrs. 1 mo.	4.90%	4.92%
Caps/floors
Sold	2,840	(4)	6 yrs. 7 mos.	NM	NM
Purchased	2,168	6	3 yrs. 11 mos.	NM	NM
Futures	3,265	(2)	9 mos.	NM	NM
Foreign exchange	8,534	(1)	5 mos.	NM	NM
Equity (c)	1,847	(88)	1 yr. 7 mos.	NM	NM
Swaptions	3,896	7	12 yrs. 9 mos.	NM	NM
Total customer-related	83,546	(68)
Other risk management and proprietary
Interest rate
Swaps	47,812	(9)	5 yrs. 1 mo.	4.85%	4.86%
Caps/floors
Sold	6,250	(48)	2 yrs. 4 mos.	NM	NM
Purchased	7,760	66	2 yrs. 2 mos.	NM	NM
Futures	41,400	(5)	1 yr. 4 mos.	NM	NM
Foreign exchange	3,147	4	7 yrs. 9 mos.	NM	NM
Credit derivatives	5,264	3	11 yrs.	NM	NM
Risk participation agreements	936		4 yrs. 11 mos.	NM	NM
Commitments related to mortgage-related assets	3,405	4	5 mos.	NM	NM
Options
Futures	24,730	(4)	5 mos.	NM	NM
Swaptions	17,785	49	8 yrs. 2 mos.	NM	NM
Other (d)	442	(72)	NM	NM	NM
Total other risk management and proprietary	158,931	(12)
Total free-standing derivatives	$242,477	$(80)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 55% were based on 1-month LIBOR, 39% on 3-month LIBOR and 6% on Prime Rate.
(b)	Fair value amounts include net accrued interest receivable of $64 million.
(c)	The increase in the negative value from December 31, 2006 to September 30, 2007 of $25 million was due to the changes in fair values of the existing contracts along with new contracts entered into during 2007.
(d)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions included in the Notes To Consolidated Financial Statements in Item 8 of our 2006 Form 10-K and our current report on Form 8-K filed June 14, 2007.

NM Not meaningful

Financial Derivatives - 2006

	Notional/ Contract Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted- Average Interest Rates
December 31, 2006 – dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a) Receive fixed	$7,815	$62	3 yrs. 9 mos.	5.30%	5.43%
Interest rate floors (b)	6		4 yrs. 3 mos.	NM	NM
Total asset rate conversion	7,821	62
Liability rate conversion
Interest rate swaps (a) Receive fixed	4,245	6	6 yrs. 11 mos.	5.15	5.43
Total liability rate conversion	4,245	6
Total interest rate risk management	12,066	68
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	745	(7)	9 yrs. 11 mos.	5.25	5.09
Total commercial mortgage banking risk management	745	(7)
Total accounting hedges (c)	$12,811	$61
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$48,816	$9	4 yrs. 11 mos.	5.00%	5.01%
Caps/floors
Sold	1,967	(3)	7 yrs. 4 mos.	NM	NM
Purchased	897	3	7 yrs. 2 mos.	NM	NM
Futures	2,973	2	9 mos.	NM	NM
Foreign exchange	5,245		6 mos.	NM	NM
Equity (d)	2,393	(63)	1 yr. 6 mos.	NM	NM
Swaptions	8,685	16	6 yrs. 10 mos.	NM	NM
Other	20		10 yrs. 6 mos.	NM	NM
Total customer-related	70,996	(36)
Other risk management and proprietary
Interest rate
Swaps	19,631	4	7 yrs. 8 mos.	4.81%	4.97%
Caps/floors
Sold	6,500	(50)	2 yrs. 11 mos.	NM	NM
Purchased	7,010	59	3 yrs.	NM	NM
Futures	13,955	(3)	1 yr. 4 mos.	NM	NM
Foreign exchange	1,958		5 yrs. 2 mos.	NM	NM
Credit derivatives	3,626	(11)	7 yrs.	NM	NM
Risk participation agreements	786		5 yrs. 5 mos.	NM	NM
Commitments related to mortgage-related assets	2,723	10	2 mos.	NM	NM
Options
Futures	63,033	(2)	8 mos.	NM	NM
Swaptions	25,951	54	6 yrs. 10 mos.	NM	NM
Other (e)	596	(12)	NM	NM	NM
Total other risk management and proprietary	145,769	49
Total free-standing derivatives	$216,765	$13
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 67% were based on 1-month LIBOR, 27% on 3-month LIBOR and 6% on Prime Rate.
(b)	Interest rate floors have a weighted-average strike of 3.21%.
(c)	Fair value amounts include net accrued interest receivable of $94 million.
(d)	See (c) on page 34.
(e)	See (d) on page 34.

NM Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2007, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007, and that there has been no change in internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Credit derivatives - Contractual agreements, primarily credit default swaps, that provide protection against a credit event of one or more referenced credits. The nature of a credit event is established by the protection buyer and protection seller at the inception of a transaction, and such events include bankruptcy, insolvency and failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of a credit event.

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

Net interest income from loans and deposits - A management accounting assessment, using funds transfer pricing methodology, of the net interest contribution from loans and deposits.

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

Tangible common equity ratio - Period-end common shareholders’ equity less goodwill and other intangible assets (net of eligible deferred taxes), and excluding loan servicing rights, divided by period-end assets less goodwill and other intangible assets (net of eligible deferred taxes), and excluding loan servicing rights.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting PNC that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “will,” “ project” and other similar words and expressions.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors in our 2006 Form 10-K and in this Form 10-Q, including in the Risk Factors and Risk Management sections of these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

•

Our businesses and financial results are affected by business and economic conditions, both generally and specifically in the principal markets in which we operate. In particular, our businesses and financial results may be impacted by:

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the markets for real estate and other assets commonly securing financial products.
•	Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates.
•	Changes in our customers’, suppliers’ and other counterparties’ performance in general and their creditworthiness in particular.
•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•

A continuation of recent turbulence in significant portions of the global financial markets could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting the economy generally.

•

Our operating results are affected by our liability to provide shares of BlackRock common stock to help fund certain BlackRock long-term incentive plan (“LTIP”) programs, as our LTIP liability is adjusted quarterly (“marked-to-market”) based on changes in BlackRock’s common stock price and the number of remaining committed shares, and we recognize gain or loss on such shares at such times as shares are transferred for payouts under the LTIP programs.

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

•

Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance, derivatives, and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.
•

The adequacy of our intellectual property protection, and the extent of any costs associated with obtaining rights in intellectual property claimed by others, can impact our business and operating results.

•

Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers, suppliers or other counterparties specifically.

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

We grow our business from time to time by acquiring other financial services companies, including our pending Sterling acquisition. Acquisitions in general present us with risks other than those presented by the nature of the business acquired. In particular, acquisitions may be substantially more expensive to complete (including as a result of costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs arising as a result of those issues.

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2007	2006	2007	2006
Interest Income
Loans	$1,129	$838	$3,109	$2,382
Securities available for sale	366	271	1,031	769
Other	132	94	356	244
Total interest income	1,627	1,203	4,496	3,395
Interest Expense
Deposits	531	434	1,531	1,140
Borrowed funds	335	202	843	576
Total interest expense	866	636	2,374	1,716
Net interest income	761	567	2,122	1,679
Provision for credit losses	65	16	127	82
Net interest income less provision for credit losses	696	551	1,995	1,597
Noninterest Income
Asset management	204	381	559	1,271
Fund servicing	208	213	620	644
Service charges on deposits	89	81	258	234
Brokerage	71	61	209	183
Consumer services	106	89	304	272
Corporate services	198	157	533	449
Equity management gains	47	21	81	82
Net securities losses	(2)	(195)	(4)	(207)
Trading	33	38	114	150
Net gains (losses) related to BlackRock	(50)	2,078	1	2,078
Other	86	19	281	202
Total noninterest income	990	2,943	2,956	5,358
Noninterest Expense
Compensation	480	573	1,368	1,686
Employee benefits	73	86	219	249
Net occupancy	87	79	255	241
Equipment	77	77	227	234
Marketing	36	39	86	81
Other	346	313	928	983
Total noninterest expense	1,099	1,167	3,083	3,474
Income before minority interest and income taxes	587	2,327	1,868	3,481
Minority interest in income of BlackRock		6		47
Income taxes	180	837	579	1,215
Net income	$407	$1,484	$1,289	$2,219
Earnings Per Common Share
Basic	$1.21	$5.09	$3.92	$7.60
Diluted	$1.19	$5.01	$3.85	$7.46
Average Common Shares Outstanding
Basic	337	291	329	292
Diluted	340	296	333	297

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	September 30 2007	December 31 2006
Assets
Cash and due from banks	$3,318	$3,523
Federal funds sold and resale agreements	2,360	1,763
Other short-term investments, including trading securities	3,944	3,130
Loans held for sale	3,004	2,366
Securities available for sale	28,430	23,191
Loans, net of unearned income of $986 and $795	65,760	50,105
Allowance for loan and lease losses	(717)	(560)
Net loans	65,043	49,545
Goodwill	7,836	3,402
Other intangible assets	1,099	641
Equity investments	5,975	5,330
Other	10,357	8,929
Total assets	$131,366	$101,820
Liabilities
Deposits
Noninterest-bearing	$18,570	$16,070
Interest-bearing	59,839	50,231
Total deposits	78,409	66,301
Borrowed funds
Federal funds purchased	6,658	2,711
Repurchase agreements	1,990	2,051
Bank notes and senior debt	7,794	3,633
Subordinated debt	3,976	3,962
Federal Home Loan Bank borrowings	4,772	42
Other	2,263	2,629
Total borrowed funds	27,453	15,028
Allowance for unfunded loan commitments and letters of credit	127	120
Accrued expenses	4,077	3,970
Other	5,095	4,728
Total liabilities	115,161	90,147
Minority and noncontrolling interests in consolidated entities	1,666	885

Shareholders’ Equity
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	2,631	1,651
Retained earnings	11,531	10,985
Accumulated other comprehensive loss	(255)	(235)
Common stock held in treasury at cost: 16 and 60 shares	(1,132)	(3,377)
Total shareholders’ equity	14,539	10,788
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$131,366	$101,820

(a) Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Nine months ended September 30 - in millions Unaudited	2007	2006
Operating Activities
Net income	$1,289	$2,219
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	127	82
Depreciation, amortization and accretion	238	268
Deferred income taxes	81	855
Net securities losses	4	207
Valuation adjustments	2	45
Net gains related to BlackRock	(1)	(2,078)
Undistributed earnings of BlackRock	(132)
Excess tax benefits from share-based payment arrangements	(13)	(21)
Loans held for sale	(559)	244
Other short-term investments, including trading securities	(327)	140
Other assets	(263)	168
Accrued expenses and other liabilities	162	(70)
Other	179	(539)
Net cash provided by operating activities	787	1,520
Investing Activities
Repayment of securities	3,527	2,663
Sales
Securities	4,765	10,619
Loans	258	27
Purchases
Securities	(11,697)	(11,567)
Loans	(2,683)	(875)
Net change in
Loans	(1,359)	(1,208)
Federal funds sold and resale agreements	(786)	(2,468)
Net cash received from divestitures	55
Net cash paid for acquisitions	(2,170)	(55)
Purchases of corporate and bank-owned life insurance	(117)	(300)
Other	(908)	(72)
Net cash used by investing activities	(11,115)	(3,236)
Financing Activities
Net change in
Noninterest-bearing deposits	(460)	(148)
Interest-bearing deposits	132	4,442
Federal funds purchased	3,740	(653)
Repurchase agreements	(797)	583
Federal Home Loan Bank short-term borrowings	2,000
Other short-term borrowed funds	31	316
Sales/issuances
Bank notes and senior debt	4,523	509
Subordinated debt	595
Federal Home Loan Bank long-term borrowings	2,750	100
Other long-term borrowed funds	208	74
Treasury stock	199	292
Perpetual trust securities	490
Repayments/maturities
Bank notes and senior debt	(590)	(2,200)
Subordinated debt	(887)
Federal Home Loan Bank long-term borrowings	(113)	(1,216)
Other long-term borrowed funds	(217)	(37)
Excess tax benefits from share-based payment arrangements	13	21
Acquisition of treasury stock	(900)	(396)
Cash dividends paid	(594)	(471)
Net cash provided by financing activities	10,123	1,216
Net Decrease In Cash And Due From Banks	(205)	(500)
Cash and due from banks at beginning of period	3,523	3,518
Cash and due from banks at end of period	$3,318	$3,018
Cash Paid For
Interest	$2,188	$1,693
Income taxes	501	473
Non-cash Items
Issuance of common stock for Mercantile acquisition	3,783
Net increase in investment in BlackRock	91	3,126
Transfer from loans to loans held for sale, net	204	2,157
Impact of FSP 13-2	241

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

We also earn revenue from selling loans, such as commercial mortgage and education loans, and securities, and we recognize income or loss from certain private equity activities.

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

Service charges on deposit accounts are recognized as charged. Brokerage fees and gains (losses) on the sale of securities and certain derivatives are recognized on a trade-date basis.

We record private equity income or loss based on changes in the valuation of the underlying investments or when we dispose of our interests. Dividend income from private equity investments is generally recognized when received.

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

We mark to market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (“LTIP”) programs. As we transfer the shares for payouts under such LTIP programs, we recognize a gain or loss on those shares. The impact of those transactions is shown on a net basis on our Consolidated Income Statement in net gains related to BlackRock. Our obligation to transfer BlackRock shares related to the LTIP programs and the resulting accounting are described in more detail in our 2006 Form 10-K and our current report on Form 8-K filed June 14, 2007.

Private Equity Investments

We report private equity investments, which include direct investments in companies, interests in limited partnerships, and affiliated partnership interests, at estimated fair values. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of adjusted earnings of the entities, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We generally value limited partnership investments based on the financial statements we receive from the general partner. We include all private equity investments on the Consolidated Balance Sheet in the caption equity investments. Changes in the fair value of these assets are recognized in noninterest income.

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

Equity Securities and Partnership Interests

We account for equity investments other than BlackRock and private equity investments under one of the following methods:

•

Marketable equity securities are recorded on a trade-date basis and are accounted for based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short- term profits are classified as trading and included in other short-term investments. Both realized and unrealized gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). Any unrealized losses that we have determined to be other-than-temporary are recognized in current period earnings.

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

•

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the cost method or the equity method. The cost method is described above for nonmarketable equity securities. We use the cost method for investments in which we have no influence over the operations of the investee and when cost appropriately reflects our economic interest in the underlying investment. We use the equity method for all other general and limited partner ownership interests and limited liability company investments. Under the equity method, we record our equity ownership share of net income or loss of the investee in noninterest income. Investments described above are included in the caption equity investments on the Consolidated Balance Sheet.

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

LOANS AND LEASES

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on loans purchased. Interest related to loans other than nonaccrual loans is accrued based on the principal amount outstanding and recorded in interest income as earned using the interest method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and amortized to net interest income, over periods not exceeding the contractual life of the loan, using methods that are not materially different from the interest method.

Certain loans are accounted for at fair value in accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” with changes in the fair value reported in trading revenue. The fair value of these loans was $149 million, or less than .5% of the total loan portfolio, at September 30, 2007.

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

In connection with our acquisition of ARCS Commercial Mortgage Co., L.P. (“ARCS”) in July 2007, we also originate, sell and service mortgage loans under the Federal National Mortgage Association (“Fannie Mae”) Delegated Underwriting and Servicing (“DUS”) program.

Under the provisions of the DUS program, PNC participates in a loss-sharing arrangement with Fannie Mae. Refer to Note 15 Commitments And Guarantees for more information about our recourse obligations related to sales of loans under the DUS program. When we are obligated for recourse liabilities in a sale, our policy is to record such liabilities at fair value upon closing of the transaction under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or a contingent liability required to be recognized at inception of the guarantee under SFAS No. 5, “Accounting for Contingencies,” as applicable.

Specific reserves and allocated pooled reserves included in the allowance for loan and lease losses are charged-off and reduce the basis of the loans when the loans are designated as held for sale. Gains or losses recognized on the sale of the loans depend on the allocation of the carrying value between the loans sold and the retained interests, based on their relative fair market values at the date of sale. We generally estimate fair value based on the present value of expected future cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable. Gains or losses on these transactions are reported in noninterest income.

As of January 1, 2006, we adopted SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. “ SFAS 156 was issued in March 2006 and requires all newly recognized servicing rights and obligations to be initially measured at fair value. For each class of recognized servicing rights and obligations, the standard permits the election of either the amortization method or the fair value measurement method for subsequent measurement of the asset or obligation. For separately recognized servicing rights and obligations retained or purchased related to commercial loans and commercial mortgages, we have elected to account for subsequent adjustments under the amortization method, which requires us to amortize the servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss. For servicing rights or obligations related to residential mortgage loans, we have elected to account for subsequent adjustments using the fair value method, with changes in the value of the right or obligation reflected in noninterest income.

Each quarter, we evaluate our servicing assets that are being carried at amortized cost for impairment by categorizing the pools of assets underlying servicing rights into various stratum. A valuation allowance is recorded and reduces current income when the carrying amount of a specific asset category exceeds its fair value.

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

Consumer loans well-secured by residential real estate, including home equity installment loans and lines of credit, are classified as nonaccrual at 12 months past due. These loans are considered well secured if the fair market value of the property, less 15% to cover potential foreclosure expenses, is greater than or equal to the principal balance including any superior liens. A fair market value assessment of the property is initiated when the loan becomes 80 to 90 days past due. The procedures for foreclosure of these loans is consistent with our general foreclosure process discussed below. The classification of consumer loans well-secured by residential real estate as nonaccrual loans at 12 months past due is consistent with Federal Financial Institutions Examination Council (“FFIEC”) guidelines for consumer loans. We charge off these loans based on the facts and circumstances of the individual loan.

Consumer loans in the process of collection but not well-secured are classified as nonaccrual at 120 days past due if they are home equity installment loans and at 180 days past due if they are home equity lines of credit. These loans are recorded at the lower of cost or market value, less liquidation costs and the unsecured portion of these loans is generally charged off in accordance with FFIEC guidelines for consumer loans. At this time, the loan is also placed on nonaccrual.

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

Allocations to loan pools are developed by business segment and products with estimated losses based on probability of default and loss given default risk ratings by using historical loss trends and our judgment concerning those trends and other relevant factors. These factors may include, among others:

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

While our pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of uncertainty associated with, but not limited to, potential estimation errors and imprecision in the estimation process due to the inherent lag of information. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. In addition, these reserves include factors which may not be directly measured in the determination of specific or pooled reserves. These factors include:

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

For subsequent measurements of our servicing rights, we have elected to account for our commercial mortgage and commercial loan servicing rights as a class of assets under the amortization method. This determination was made based on the unique characteristics of the commercial mortgages and commercial loans underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial servicing rights assets. Specific risk characteristics of commercial mortgages include loan type, currency or exchange rate, interest rates and expected cash flows. Specific risk characteristics of commercial loans include interest rates and credit quality factors which could impact expected cash flows. We record these servicing assets as other intangible assets and amortize them over their estimated lives based on estimated net servicing income or loss. On a quarterly basis, we test the assets for impairment using various valuation models. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized and a valuation reserve is established. Servicing fees are recognized as they are earned and are reported net of amortization expense in noninterest income.

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

We recognize all derivative instruments at fair value as either other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as an accounting hedge, the gain or loss is recognized in noninterest income.

For those derivative instruments that are designated and qualify as accounting hedging instruments, we must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge or a cash flow hedge. We have no derivatives that hedge the net investment in a foreign operation.

We formally document the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy, before undertaking a hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge at inception of the hedge relationship. For hedging relationships in which effectiveness is measured, we formally assess, both at the inception of the hedge and on an ongoing basis, if the derivatives are highly effective in offsetting designated changes in the fair value or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk), changes in the fair value of the hedging derivative are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the hedged risk. To the extent the hedge is not highly effective, the changes in fair value will not offset and the difference is reflected in the same financial statement category as the hedged item.

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

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments). We also enter into commitments to purchase or sell mortgage loans. Both interest rate lock commitments and commitments to buy or sell mortgage loans are accounted for as free-standing derivatives. Interest rate lock commitments and purchase commitments that are considered to be derivatives are recorded at fair value in other assets or other liabilities. Any gain or loss from the change in fair value after the inception of the commitment is recognized in trading noninterest income, as appropriate.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). This statement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“Guide”) and whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company of an investment company or an equity method investor in an investment company. The FASB recently added a project to its agenda to indefinitely defer the effective date of SOP 07-1 to address various implementation issues.

In May 2007, the FASB issued FASB Staff Position No. (“FSP”) FIN 46(R) 7, “Application of FASB Interpretation No. 46(R) to Investment Companies.” This guidance amends paragraph 4(e) of FIN 46(R) to provide a scope exception from the consolidation provisions for investments accounted for at fair value in accordance with the specialized accounting guidance of the Guide referenced above. This guidance will be effective for PNC upon adoption of SOP 07-1.

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation (“FIN”) No. 48.” This FSP amended FIN 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance as to the determination of whether a tax position is deemed effectively settled for purposes of recognizing previously unrecognized tax benefits under FIN 48. This guidance was adopted effective January 1, 2007 in connection with our adoption of FIN 48. See Note 11 Income Taxes for additional information.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be applied on an instrument by instrument basis with a few exceptions. The election is irrevocable and must be applied to entire instruments and not to portions of instruments. If the fair value option is elected for any applicable financial assets or liabilities, it must be implemented in conjunction with

SFAS 157 noted below. SFAS 159 is effective beginning January 1, 2008. While we are continuing to evaluate the possible impact of this new standard, we currently do not expect the adoption to have a material effect on our results of operations or financial position.

During 2006, the FASB issued the following:

•

SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; it does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. As required, we will adopt SFAS 157 prospectively beginning January 1, 2008. While we are continuing to evaluate the possible impact of this new standard, we currently do not expect the adoption to have a material effect on our results of operations or financial position.

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

NOTE 2 ACQUISITIONS

MERCANTILE BANKSHARES CORPORATION

Effective March 2, 2007, we acquired Mercantile Bankshares Corporation (“Mercantile”) under an Agreement and Plan of Merger dated as of October 8, 2006. Mercantile shareholders received .4184 shares of PNC common stock and $16.45 in cash for each share of Mercantile, or in the aggregate approximately 53 million shares of PNC common stock and $2.1 billion in cash. Total consideration paid was approximately $5.9 billion.

Mercantile has added banking and investment and wealth management services through 235 branches in Maryland, Virginia, the District of Columbia, Delaware and southeastern Pennsylvania. This transaction has significantly expanded our presence in the mid-Atlantic region, particularly within the attractive Baltimore and Washington, DC markets.

Our acquisition of Mercantile added approximately $21 billion of assets to our Consolidated Balance Sheet, including $12.4 billion of loans, $4.3 billion of goodwill and $3.0 billion of available for sale and trading securities. Loans added with this acquisition included $4.8 billion of commercial real estate, $4.9 billion of commercial, $1.1 billion of residential mortgage and $1.6 billion of consumer loans. In addition, we added $12.5 billion of deposits and $2.1 billion of borrowed funds in connection with this acquisition. Our Consolidated Income Statement includes the impact of Mercantile subsequent to our March 2, 2007 acquisition.

ARCS COMMERCIAL MORTGAGE CO.,L.P.

On July 2, 2007, we acquired ARCS, a Calabasas Hills, California-based lender with 10 origination offices in the United States. ARCS has been a leading originator and servicer of agency multifamily loans for the past decade. It originated more than $2.1 billion of loans in 2006 and services approximately $13 billion of commercial mortgage loans.

YARDVILLE NATIONAL BANCORP

On October 26, 2007 we acquired Hamilton, New Jersey-based Yardville National Bancorp (“Yardville”). Yardville shareholders received in the aggregate approximately 3.4 million shares of PNC common stock and $156 million in cash. Total consideration paid was approximately $399 million in stock and cash. Yardville was a commercial and consumer bank and at closing had approximately $2.6 billion in assets, $1.9 billion in deposits and 35 branches in central New Jersey and eastern Pennsylvania.

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

Sterling, based in Lancaster, Pennsylvania with approximately $3.3 billion in assets and $2.6 billion in deposits, provides banking and other financial services, including leasing, trust, investment and brokerage, to individuals and businesses through 67 branches in Pennsylvania, Maryland and Delaware. The transaction is expected to close in the first quarter of 2008 and is subject to customary closing conditions, including regulatory approvals and the approval of Sterling’s shareholders.

NOTE 3 SECURITIES

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
September 30, 2007

SECURITIES AVAILABLE FOR SALE

Debt securities
Residential mortgage-backed	$20,683	$53	$(220)	$20,516
Commercial mortgage-backed	4,879	20	(34)	4,865
Asset-backed	2,376	1	(57)	2,320
U.S. Treasury and government agencies	153	1	(1)	153
State and municipal	233	1	(5)	229
Other debt	24			24
Total debt securities	28,348	76	(317)	28,107
Corporate stocks and other	324		(1)	323
Total securities available for sale	$28,672	$76	$(318)	$28,430
December 31, 2006

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$17,325	$39	$(156)	$17,208
Commercial mortgage-backed	3,231	13	(25)	3,219
Asset-backed	1,615	3	(9)	1,609
U.S. Treasury and government agencies	611		(3)	608
State and municipal	140	1	(2)	139
Other debt	90		(3)	87
Total debt securities	23,012	56	(198)	22,870
Corporate stocks and other	321	1	(1)	321
Total securities available for sale	$23,333	$57	$(199)	$23,191

We evaluate our securities available for sale portfolio in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At September 30, 2007, securities available for sale included a net unrealized loss of $242 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $142 million.

The fair value of securities available for sale generally decreases when interest rates increase and vice versa. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.

Of the $318 million gross unrealized loss at September 30, 2007, $174 million related to securities that had been in a loss position for 12 months or more. The fair value of those securities totaled approximately $6.4 billion. Of those securities in an unrealized loss position for 12 months or more as of September 30, 2007, PNC held 25 residential mortgage-backed security positions with fair value totaling $449 million that had an unrealized loss of more than 5% when compared with their amortized cost. The unrealized loss on these positions totaled $34 million and, the unrealized loss amount on any individual position did not exceed $4 million. These securities are primarily collateralized mortgage obligations where amortized cost closely approximates the par value of the security. At September 30, 2007, these securities were either US government agency issued or rated “AAA”. PNC also held certain other securities included in the other categories in the preceding table that had been in a loss position for 12 months or more and had an unrealized loss of more than 5% when compared with their amortized cost. The approximate fair value of these other securities at September 30, 2007 was $8 million and the aggregate unrealized loss on these securities positions was not significant. The majority of the reported unrealized loss related to these securities and the remaining other available for sale securities is attributable to changes in interest rates including the impact of widening market credit spreads and not from the deterioration in the credit quality of the issuer.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 4 years and 5 months at September 30, 2007 and 3 years and 8 months at December 31, 2006.

Information relating to securities sold is set forth in the following table:

Securities Sold

Nine months ended September 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Income Tax Expense/ (Benefit)
2007	$4,765	$12	$(16)	$(4)	$(1)
2006	10,619	2	(209)	(207)	(72)

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $24.8 billion at September 30, 2007 and $10.6 billion at December 31, 2006. The increase is due primarily to an increase in securities pledged as collateral for the ability to borrow from the Federal Reserve Bank of Cleveland. The pledged securities include positions held in our portfolio of securities available for sale, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $2.2 billion at September 30, 2007 and $1.4 billion at December 31, 2006 and is a component of Federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $1.6 billion was repledged to others at September 30, 2007 and $1.3 billion was repledged to others at December 31, 2006.

As further described in our 2006 Form 10-K, during mid-August through early September 2006, we performed a comprehensive review of our securities available for sale portfolio and, by the end of September 2006, completed the process of executing portfolio rebalancing actions. The portfolio rebalancing resulted in the sale during the third quarter of 2006 of $6.0 billion of securities available for sale at an aggregate pretax loss of $196 million, or $127 million after-tax. The resulting net realized losses on the sale of the securities during the third quarter of 2006 were previously reflected as net unrealized securities losses within accumulated other comprehensive loss in the shareholders’ equity section of PNC’s Consolidated Balance Sheet. Accordingly, total shareholders’ equity did not change as a result of these actions.

NOTE 4 ASSET QUALITY

The following table sets forth nonperforming assets and related information:

Dollars in millions	September 30 2007	December 31 2006
Nonaccrual loans
Commercial	$144	$109
Commercial real estate	75	12
Consumer	15	13
Residential mortgage	10	12
Lease financing	3	1
Total nonaccrual loans	247	147
Foreclosed and other assets
Residential mortgage	16	10
Lease	12	12
Other	11	2
Total foreclosed and other assets	39	24
Total nonperforming assets (a) (b)	$286	$171
Nonperforming loans to total loans	.38%	.29%
Nonperforming assets to total loans and foreclosed assets	.43	.34
Nonperforming assets to total assets	.22	.17
(a)	Excludes equity management assets carried at estimated fair value of $12 million at September 30, 2007 and $11 million at December 31, 2006 (amounts for each date include troubled debt restructured assets of $4 million).
(b)	Excludes loans held for sale carried at lower of cost or market value related to the Mercantile acquisition of $7 million at September 30, 2007.

Changes in the allowance for loan and lease losses were as follows:

In millions	2007	2006
Allowance at January 1	$560	$596
Charge-offs
Commercial	(96)	(85)
Commercial real estate	(4)	(2)
Consumer	(49)	(37)
Residential mortgage		(2)
Total charge-offs	(149)	(126)
Recoveries
Commercial	20	16
Commercial real estate	1
Consumer	11	11
Lease financing		4
Total recoveries	32	31
Net recoveries (charge-offs)
Commercial	(76)	(69)
Commercial real estate	(3)	(2)
Consumer	(38)	(26)
Residential mortgage		(2)
Lease financing		4
Total net charge-offs	(117)	(95)
Provision for credit losses	127	82
Acquired allowance—Mercantile	137
Net change in allowance for unfunded loan commitments and letters of credit	10	(17)
Allowance at September 30	$717	$566

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2007	2006
Allowance at January 1	$120	$100
Acquired allowance—Mercantile	17
Net change in allowance for unfunded loan commitments and letters of credit	(10)	17
Allowance at September 30	$127	$117

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business segment for the nine months ended September 30, 2007 follows:

Goodwill

In millions	December 31 2006	Additions/ Adjustments	September 30 2007
Retail Banking	$1,466	$3,924	$5,390
Corporate & Institutional Banking	938	473	1,411
PFPC	968		968
BlackRock	30	37	67
Total	$3,402	$4,434	$7,836

We added $4.3 billion of goodwill and $290 million of other intangible assets in connection with our March 2007 acquisition of Mercantile. Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at that date becomes available. We are awaiting certain information relating to our valuations and pre-acquisition contingencies. Revisions would likely result in subsequent adjustments to goodwill. As of September 30, 2007, the goodwill and other intangible assets related to Mercantile are reported in the Retail Banking and Corporate & Institutional Banking business segments.

Our July 2007 acquisition of ARCS added $188 million of mortgage servicing rights and $85 million of goodwill. The ARCS goodwill is expected to be deductible for tax purposes over 15 years.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	September 30, 2007	December 31, 2006
Customer-related and other intangibles
Gross carrying amount	$623	$342
Accumulated amortization	(238)	(178)
Net carrying amount	$385	$164
Mortgage and other loan servicing rights
Gross carrying amount	$985	$689
Accumulated amortization	(271)	(212)
Net carrying amount	$714	$477
Total	$1,099	$641

While most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, mortgage and other loan servicing rights and certain core deposit intangibles are amortized on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than 1 year to 11 years, with a weighted-average remaining useful life of approximately 7 years. Our mortgage and other loan servicing rights are amortized primarily over a period of 5 to 10 years in proportion to the estimated net servicing cash flows from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the nine months ended September 30, 2007 are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2006	$3,402	$164	$477
Additions/adjustments:
Mercantile acquisition	4,314	281	9
ARCS acquisition	85		188
Mortgage and other loan servicing rights (a)			99
BlackRock	37
Other	(2)
Amortization		(60)	(59)
Balance at September 30, 2007	$7,836	$385	$714
(a)	Other than those related to acquisitions.

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We record goodwill when BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest.

Servicing revenue from both commercial and residential mortgage servicing assets and liabilities generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances and ancillary fees totaling $142 million and $99 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Comparable amounts for the three months ended September 30, 2007 and September 30, 2006 totaled $54 million and $35 million, respectively. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for the first nine months of 2007 was $119 million. Amortization expense on existing intangible assets for the remainder of 2007 and for 2008 through 2012 is estimated to be as follows:

•	Remainder of 2007: $107 million,
•	2008: $187 million,
•	2009: $164 million,
•	2010: $140 million,
•	2011: $122 million, and
•	2012: $103 million.

NOTE 6 VARIABLE INTEREST ENTITIES

As discussed in our 2006 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs as of September 30, 2007 and December 31, 2006 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2006 Form 10-K.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
September 30, 2007
Market Street	$5,015	$5,023	$8,511	(a)
Collateralized debt obligations	354	283	6
Partnership interests in low income housing projects	50	34	29
Total	$5,419	$5,340	$8,546
December 31, 2006
Market Street	$4,020	$4,020	$6,117	(a)
Collateralized debt obligations	815	570	22
Partnership interests in low income housing projects	33	30	8
Total	$4,868	$4,620	$6,147
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $7.8 billion and other credit enhancements of $.7 billion at September 30, 2007. The comparable amounts at December 31, 2006 were $5.6 billion and $.6 billion, respectively.

MARKET STREET

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities are limited to the purchasing of assets or making of loans secured by interests primarily in pools of receivables from US corporations that desire access to the commercial paper market. The assets of Market Street consist primarily of automobile loans, purchased receivables, and credit card loans. Generally, Market Street mitigates potential interest rate risk by entering into agreements with customers that reflect an interest rate based upon its weighted average commercial paper cost of funds.

Market Street funds the asset purchases or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancement, liquidity facilities and program-level credit enhancement. During the third quarter of 2007, Market Street continued to meet its obligations in the commercial paper markets.

PNC Bank, National Association (“PNC Bank, N.A.”) provides certain administrative services, a portion of the program-level credit enhancement, and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. All of Market Street’s assets at September 30, 2007 and December 31, 2006 collateralized the commercial paper obligations. PNC views its credit exposure for the Market Street transactions as limited. Facilities requiring PNC to fund for defaulted assets totaled $443 million at September 30, 2007. For 94% of the liquidity facilities at September 30, 2007, PNC is not required to fund if the assets are in default. PNC may be obligated to fund under liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations. Additionally, PNC’s credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over-collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of the expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 23, 2012. Neither creditors nor investors in Market Street have any recourse to PNC’s general credit. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $3.2 million and $1.0 million, respectively, for the quarter ended September 30, 2007. Comparable amounts were $9.1 million and $2.9 million for the nine months ended September 30, 2007.

Market Street was restructured as a limited liability company in October 2005 and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.9 million as of September 30, 2007. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

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

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
September 30, 2007	$1,142	$1,142
December 31, 2006	$834	$834

Investment Company Accounting – Deferred Application

We also have subsidiaries that invest in and act as the investment manager for private equity funds organized as limited partnerships as part of our equity management activities. The funds invest in private equity investments to generate capital appreciation and profits. As permitted by FIN 46R, we have deferred applying the provisions of the interpretation for these entities pending adoption of FSP FIN 46(R)7, “Application of FASB Interpretation No. 46(R) to Investment Companies.” See Note 1 Accounting Policies. These entities are not consolidated into our financial statements as of September 30, 2007 or December 31, 2006. Information on these entities follows:

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Funds
September 30, 2007	$154	$154	$108
December 31, 2006	$102	$102	$104

PNC’s risk of loss in the table above includes both the value of our equity investments and any unfunded commitments to the respective entities. The value of our investment in these entities is included in equity investments on our Consolidated Balance Sheet.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory ratios.

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

PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I and Trust II’s investment in the LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I and Trust II. This minority interest totaled approximately $980 million at September 30, 2007.

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

On July 31, 2003, Monroe Trust II was formed and issued $4 million of capital securities which are due July 31, 2033 and redeemable beginning July 31, 2008 at par. On October 3, 2005, Monroe Trust III was formed and issued $8 million of capital securities which are due December 15, 2035 and are redeemable beginning December 15, 2010 at par. Aggregate junior subordinated debt of $12 million owed by PNC to Monroe Trust II and Monroe Trust III is included on our Consolidated Balance Sheet at September 30, 2007.

At September 30, 2007, our remaining Capital Securities represent non-voting preferred beneficial interests in the assets of PNC Capital Trusts C and D (as further described in Note 14 Capital Securities of Subsidiary Trusts of our 2006 Form 10-K) and Monroe Trusts II and III. All of these trusts are wholly owned finance subsidiaries of PNC. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

The obligations of PNC, as the direct parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 4 Regulatory Matters in our 2006 Form 10-K.

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

We also maintain nonqualified supplemental retirement plans for certain employees. We provide certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans. The nonqualified pension and postretirement benefit plans are unfunded.

The components of our net periodic pension and post-retirement benefit cost for the third quarter and first nine months of 2007 and 2006 were as follows:

	Qualified Pension Plan		Nonqualified Pension Plan		Post-retirement Benefits
Three months ended September 30 In millions	2007	2006	2007	2006	2007	2006
Service cost	$11	$9			$1	$1
Interest cost	21	17	$2	$1	4	3
Expected return on plan assets	(40)	(32)
Amortization of prior service cost		(1)			(2)	(1)
Recognized net actuarial loss	1	4	1	1
Net periodic cost (benefit)	$(7)	$(3)	$3	$2	$3	$3

	Qualified Pension Plan		Nonqualified Pension Plan		Post-retirement Benefits
Nine months ended September 30 In millions	2007	2006	2007	2006	2007	2006
Service cost	$31	$26	$1	$1	$2	$2
Interest cost	60	51	4	3	11	10
Expected return on plan assets	(115)	(97)
Amortization of prior service cost		(1)			(5)	(5)
Recognized net actuarial loss	2	12	2	2		1
Net periodic cost (benefit)	$(22)	$(9)	$7	$6	$8	$8

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

Stock-Based Compensation Plans

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. We grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of September 30, 2007, no incentive stock options or stock appreciation rights were outstanding. The Incentive Plans are more fully described in Note 18 Stock-Based Compensation Plans of our 2006 Form 10-K.

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

Generally, options granted under the Incentive Plans vest ratably over a three-year period as long as the grantee remains an employee or, in certain cases, retires from PNC. For all options granted prior to the adoption of SFAS 123R “Share-Based Payment” (“SFAS 123R”), we recognized compensation expense over the three-year vesting period. If an employee retired prior to the end of the three-year vesting period, we accelerated the expensing of all unrecognized compensation costs at the retirement date. As required under SFAS 123R, we recognize compensation expense for options granted to retirement-eligible employees after January 1, 2006 in the period granted, in accordance with the service period provisions of the options. Total compensation expense recognized related to PNC stock options during the first nine months of 2007 and 2006 was approximately $19 million and $20 million, respectively.

For purposes of computing stock option expense, we estimated the fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are very subjective.

We used the following assumptions in the option-pricing model to determine 2007 and 2006 stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Option Pricing Assumptions

Weighted average for the nine months ended September 30	2007	2006
Risk-free interest rate	4.8%	4.4%
Dividend yield	3.4%	3.7%
Volatility	19.0%	20.6%
Expected life	4.4 yrs.	5.3 yrs.

The following table summarizes PNC stock option information as of and for the nine month period ending September 30, 2007:

	Shares (thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2006	14,950	$59.29
Granted	2,075	73.02
Exercised	(2,301)	54.62
Forfeited	(153)	69.03
Outstanding at September 30, 2007	14,571	$61.88
Exercisable at September 30, 2007	10,558	$59.49

The weighted-average grant-date fair value of options granted during the first nine months of 2007 and 2006 was $10.51 and $10.02, respectively. During the first nine months of 2007 we issued approximately 1.9 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we intend to utilize treasury stock for future stock option exercises.

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

We recognize compensation expense for incentive/performance unit share awards and restricted stock/unit awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to PNC incentive/performance unit share awards and restricted stock/unit awards during the first nine months of 2007 was approximately $32 million, compared with $35 million during the first nine months of 2006.

The following table summarizes PNC nonvested incentive/performance unit share awards and restricted stock/unit awards as of and for the nine month period ending September 30, 2007:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Units	Weighted- Average Grant Date Fair Value
Dec. 31, 2006	186	$64.15	2,425	$57.45
Granted	135	69.08	603	69.96
Vested			(910)	60.59
Forfeited	(8)	64.31	(85)	60.42
Sep. 30, 2007	313	$66.28	2,033	$59.63

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares and for estimated forfeitures on restricted stock/unit awards.

At September 30, 2007, there was $51 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than 5 years.

NOTE 9 FINANCIAL DERIVATIVES

We use a variety of derivative financial instruments to help manage interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. These instruments include interest rate swaps, interest rate caps and floors, futures contracts, and total return swaps.

Fair Value Hedging Strategies

We enter into interest rate and total return swaps, interest rate caps, floors and futures derivative contracts to hedge designated commercial mortgage loans held for sale, bank notes, Federal Home Loan Bank borrowings, senior debt and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in interest income, interest expense or noninterest income depending on the hedged item.

Cash Flow Hedging Strategies

We enter into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years for hedges converting floating-rate commercial loans to fixed. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. When the hedged transaction culminates, any unrealized gains or losses related to these swap contracts are reclassified from accumulated other comprehensive loss into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are included in interest income. Ineffectiveness of the strategies, if any, is recognized immediately in earnings.

During the next twelve months, we expect to reclassify to earnings $13 million of pretax net gains, or $9 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income (loss). This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to September 30, 2007. These net gains are anticipated to result from net cash flows on received fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of September 30, 2007 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For those hedge relationships that require testing for ineffectiveness, any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a minimal net loss for the nine months ended September 30, 2007 and a $4 million net loss for the nine months ended September 30, 2006.

Free-Standing Derivatives

To accommodate customer needs, we also enter into financial derivative transactions primarily consisting of interest rate swaps, interest rate caps and floors, futures, swaptions, and foreign exchange and equity contracts. We primarily manage our market risk exposure from customer positions through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. We may obtain collateral based on our assessment of the customer. For derivatives not designated as an accounting hedge, the gain or loss is recognized in noninterest income.

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

We purchase and sell credit default swaps to mitigate the economic impact of credit losses on specifically identified existing lending relationships or to generate revenue from proprietary trading activities. The fair values of these derivatives typically are based on the change in value, due to changing credit spreads.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At September 30, 2007 we held cash and US government securities with a fair value of $101 million and pledged cash and mortgage-backed securities with a fair value of $194 million under these agreements.

The total notional or contractual amounts, estimated net fair values and credit risks for derivatives at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007			December 31, 2006
In millions	Notional/ Contract amount	Estimated net fair value	Credit risk	Notional/ Contract amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES
Fair value hedges	$8,033	$6	$82	$4,996	$(1)	$51
Cash flow hedges	8,609	125	127	7,815	62	72
Total	$16,642	$131	$209	$12,811	$61	$123
FREE-STANDING DERIVATIVES
Interest rate contracts	$172,491	$18	$701	$101,749	$21	$533
Equity contracts	1,847	(88)	148	2,393	(63)	134
Foreign exchange contracts	11,681	3	135	7,203		61
Credit derivatives	5,264	3	35	3,626	(11)	5
Options	46,411	52	341	97,669	68	306
Risk participation agreements	936			786
Commitments related to mortgage-related assets	3,405	4	10	2,723	10	15
Other (a)	442	(72)		616	(12)
Total	$242,477	$(80)	$1,370	$216,765	$13	$1,054
(a)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions included in the Notes To Consolidated Financial Statements in Item 8 of our 2006 Form 10-K and our current report on Form 8-K filed June 14, 2007.

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

	Three months ended September 30		Nine months ended September 30
In millions, except share and per share data	2007	2006	2007	2006
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income applicable to basic earnings per common share (a)	$407	$1,484	$1,289	$2,219
Basic weighted-average common shares outstanding (in thousands)	336,767	291,444	329,193	292,046
Basic earnings per common share	$1.21	$5.09	$3.92	$7.60
(a) Preferred dividends declared were less than $.5 million for each period.
CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (b) (c)
Net income	$407	$1,484	$1,289	$2,219
Less: BlackRock adjustment for common stock equivalents	2	2	6	5
Net income applicable to diluted earnings per common share	$405	$1,482	$1,283	$2,214
Basic weighted-average common shares outstanding (in thousands)	336,767	291,444	329,193	292,046
Conversion of preferred stock Series A and B	64	69	65	72
Conversion of preferred stock Series C and D	533	581	549	587
Conversion of debentures	2	2	2	2
Exercise of stock options	1,563	2,076	1,830	2,162
Incentive/performance unit share and restricted stock/unit awards	1,290	1,757	1,356	1,782
Diluted weighted-average common shares outstanding (in thousands)	340,219	295,929	332,995	296,651
Diluted earnings per common share	$1.19	$5.01	$3.85	$7.46
(b) Excludes stock options considered to be anti-dilutive (in thousands)	5,041	3,992	4,436	4,688
(c) Excludes exchangeable senior notes considered to be anti-dilutive (in thousands)	7,779		7,779

NOTE 11 INCOME TAXES

As described in Note 1, we adopted FIN 48 effective January 1, 2007. Our adoption of FIN 48 did not result in a cumulative adjustment to equity.

Upon adoption at January 1, 2007, we had $49 million of unrecognized tax benefits. The unrecognized tax benefits were composed of the following three broad categories.

In millions
Unrecognized tax benefits related to: Acquired companies’ tax positions	$10
Temporary differences	20
Permanent differences	19
Total	$49

Under existing accounting rules, any changes in the amounts of unrecognized tax benefits related to acquired companies’ tax positions would result in an adjustment to the goodwill associated with the particular acquisition; any changes in the amounts of unrecognized tax benefits related to temporary differences would result in a reclassification to deferred tax liability; any changes in the amounts of unrecognized tax benefits related to permanent differences would result in an adjustment to income tax expense and therefore our effective tax rate. The unrecognized tax benefits included above that if recognized would affect the effective tax rate is $14 million. This is less than the total amount of unrecognized tax benefit related to permanent differences because a portion of those unrecognized benefits relate to state tax matters.

During the first nine months, unrecognized tax benefits increased by $42 million, primarily due to our acquisition of Mercantile.

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

The states of New York, New Jersey and Maryland (following our acquisition of Mercantile) and New York City are principally where we are subject to state and local income tax. The state of New York is currently auditing our 2002 to 2004 filings. Subsequent years remain subject to examination in that jurisdiction. New York City is currently auditing 2004 and 2005. However, years 2002 and 2003 remain subject to examination pending the completion of the New York state audit. Through 2006 BlackRock is included in our New York and New York City combined tax filings and constituted most of the tax liability. Years subsequent to 2002 remain subject to examination by New Jersey and years subsequent to 2003 remain subject to examination by Maryland.

Our policy is to classify interest and penalties associated with income taxes as income taxes. Upon adoption at January 1, 2007, we had accrued $72 million of interest related to tax positions, most of which related to our cross-border leasing transactions. The total accrued interest through September 30, 2007 increased to $99 million.

NOTE 12 SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first nine months of 2007 follows. Our preferred stock outstanding as of September 30, 2007 and December 31, 2006 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2006	293	$1,764	$1,651	$10,985	$(235)	$(3,377)	$10,788
Net income				1,289			1,289
Other comprehensive income (loss), net of tax
Net unrealized securities losses					(71)		(71)
Net unrealized gains on cash flow hedge derivatives					52		52
Pension, other postretirement and postemployment benefit plan adjustments					1		1
Other (a)					(2)		(2)
Comprehensive income							1,269
Cash dividends declared
Common ($1.81 per share)				(594)			(594)
Net effect of adopting FSP FAS 13-2				(149)			(149)
Treasury stock activity-acquisitions	53		881			2,902	3,783
Treasury stock activity-all other	(9)		(7)			(657)	(664)
Tax benefit of stock option plans			16				16
Stock options granted			19				19
Effect of BlackRock equity transactions			61				61
Restricted stock/unit and incentive/performance unit share transactions			10				10
Balance at September 30, 2007	337	$1,764	$2,631	$11,531	$(255)	$(1,132)	$14,539

Comprehensive income for the nine months ended September 30, 2006 totaled $2,377 million.

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Nine months ended September 30, 2007 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses
Increase in net unrealized losses on securities held at period end	$(115)	$37	$(78)
Less: Net losses realized in net income (b)	(11)	4	(7)
Change in net unrealized securities losses	(104)	33	(71)
Change in net unrealized gains on cash flow hedge derivatives
Increase in net unrealized gains on cash flow hedge derivatives	69	(25)	44
Less: Net gains realized in net income	(13)	5	(8)
Change in net unrealized gains on cash flow hedge derivatives	82	(30)	52
Change in pension, other postretirement and postemployment benefit plan adjustments	(8)	9	1
Change in other (a)	8	(10)	(2)
Change in other comprehensive income (loss)	$(22)	$2	$(20)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	September 30, 2007		December 31, 2006
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains (losses)	$(244)	$(162)	$(140)	$(91)
Net unrealized gains (losses) on cash flow hedge derivatives	62	39	(20)	(13)
Pension, other postretirement and postemployment benefit plan adjustments	(236)	(147)	(228)	(148)
Other, net (a)	35	15	27	17
Accumulated other comprehensive loss	$(383)	$(255)	$(361)	$(235)

(a)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income.
(b)	The pretax amount represents net unrealized losses at December 31, 2006 that were realized in 2007 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2007.

NOTE 13 LEGAL PROCEEDINGS

Adelphia

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries.

One of the lawsuits was brought on Adelphia’s behalf by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding and was removed to the United States District Court for the Southern District of New York by order dated February 9, 2006. Pursuant to Adelphia’s plan of reorganization, this lawsuit will be prosecuted by a contingent value vehicle, known as the Adelphia Recovery Trust. In October 2007, the Adelphia Recovery Trust filed an amended complaint in this lawsuit, adding defendants and making additional allegations.

The other lawsuits, one of which is a putative consolidated class action, were brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in the above district court. The bank defendants, including the PNC defendants, have entered into a settlement of the consolidated class action. This settlement was approved by the district court in November 2006. In December 2006, a group of class members appealed orders related to the settlement to the United States Court of Appeals for the Second Circuit. The amount for which we would be responsible under this settlement is insignificant.

The non-settled lawsuits arise out of lending and investment banking activities engaged in by PNC subsidiaries together with other financial services companies. In the aggregate, hundreds of other financial services companies and numerous other companies and individuals have been named as defendants in one or more of these lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims (including violations of federal securities and banking laws), violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek monetary damages (including in some cases punitive or treble damages), interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies.

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

Data Treasury

In March 2006, a first amended complaint was filed in the United States District Court for the Eastern District of Texas by Data Treasury Corporation against PNC and PNC Bank, N.A., as well as more than 50 other financial institutions, vendors, and other companies, claiming that the defendants are infringing, and inducing or contributing to the infringement of, the plaintiff’s patents, which allegedly involve check imaging, storage and transfer. The plaintiff seeks unspecified damages and interest and trebling of both, attorneys’ fees and other expenses, and injunctive relief against the alleged infringement. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously. In January 2007, the district court entered an order staying the claims asserted against PNC under two of the four patents allegedly infringed by PNC, pending reexamination of these patents by the United States Patent and Trademark Office. The Patent Office has since indicated that all of the claims are allowable. In September 2007, the parties agreed to stay the other two patents-in-suit pending reexamination of those patents. As a result, the entire case is presently stayed. We expect Data Treasury to move to lift the stay once the Patent Office completes its reexamination.

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

In addition, several individuals have filed actions on behalf of themselves or a putative class of plaintiffs alleging claims involving CBNV’s second mortgage loans. These actions also were filed in, or transferred for coordinated or consolidated pre-trial proceedings to, the United States District Court for the Western District of Pennsylvania. The plaintiffs in these lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a refund of all origination fees and fees paid for title services.

BAE Derivative Litigation

In September 2007, a derivative lawsuit was filed on behalf of BAE Systems plc by a holder of its American Depositary Receipts against current and former directors and officers of BAE, Prince Bandar bin Sultan, PNC (as successor to Riggs National Corporation and Riggs Bank, N.A.), Joseph L. Allbritton, Robert L. Allbritton, and Barbara Allbritton. The complaint alleges that BAE directors and officers breached their fiduciary duties by making or permitting to be made improper or illegal bribes, kickbacks and other payments with respect to a military contract obtained in the mid-1980s from the Saudi Arabian Ministry of Defense, and that Prince Bandar was the primary recipient or beneficiary of these payments. The complaint also alleges that Riggs, together with the Allbrittons (as former directors, officers and controlling persons of Riggs), acted as the primary intermediaries through which the payments were laundered and actively concealed, and aided and abetted the BAE defendants’ breaches of fiduciary duties. As it relates to PNC, plaintiff is seeking unquantified monetary damages (including punitive damages), an accounting, interest, attorneys’ fees and other expenses. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously. As a result of our acquisition of Riggs, PNC may be responsible for indemnifying the Allbrittons in connection with this lawsuit.

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

BlackRock business segment results for the three months and nine months ended September 30, 2006 reflected our majority ownership in BlackRock during that period. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, which had the effect of reducing our ownership interest to approximately 34%, our investment in BlackRock has been accounted for under the equity method but continues to be a separate reportable business segment of PNC. The fair value of our investment in BlackRock at September 30, 2007 was approximately $7.5 billion. Our BlackRock business segment information for the three months and nine months ended September 30, 2006 included in this Note 14 was not restated.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, acquisition integration costs, asset and liability management activities, related net securities gains or losses, certain trading activities and equity management activities, and minority interest in income of BlackRock for the third quarter and first nine months of 2006, differences between business segment performance reporting and financial statement reporting (GAAP), and most corporate overhead.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to approximately 2.9 million consumer and small business customers within our primary geographic markets. Our customers are serviced through 1,072 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. Brokerage services are provided through PNC Investments, LLC, and J.J.B. Hilliard, W.L. Lyons, Inc. Retail Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through its Vested Interest® product. These services are provided to individuals and corporations primarily within our primary geographic markets.

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

BlackRock is one of the world’s largest publicly traded investment management firms. As of September 30, 2007, BlackRock’s assets under management were approximately $1.3 trillion. The firm manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, cash management and alternative investment products. In addition, BlackRock provides BlackRock Solutions® investment system, risk management, and financial advisory services to a growing number of institutional investors. The firm has a major presence in key global markets, including the United States, Europe, Asia, Australia and the Middle East.

PFPC is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, managed accounts, subaccounting, and distribution. PFPC serviced $2.5 trillion in total assets and 70 million shareholder accounts as of September 30, 2007 both domestically and internationally through its Ireland and Luxembourg operations.

Business Segment Results

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2007 INCOME STATEMENT
Net interest income (expense)	$534	$200		$(5)	$32		$761
Noninterest income	450	184	$87	214	65	$(10)	990
Total revenue	984	384	87	209	97	(10)	1,751
Provision for (recoveries of) credit losses	8	55			2		65
Depreciation and amortization	34	5		14	24		77
Other noninterest expense	543	206		145	147	(19)	1,022
Earnings (loss) before income taxes	399	118	87	50	(76)	9	587
Income taxes	149	31	23	17	(43)	3	180
Earnings (loss)	$250	$87	$64	$33	$(33)	$6	$407
Inter-segment revenue	$5	$3	$4	$4	$(6)	$(10)
AVERAGE ASSETS (a)	$45,075	$29,430	$4,152	$2,171	$50,469	$(3,665)	$127,632
2006 INCOME STATEMENT
Net interest income (expense)	$425	$176	$2	$(10)	$(26)		$567
Noninterest income	364	174	323	218	1,881	$(17)	2,943
Total revenue	789	350	325	208	1,855	(17)	3,510
Provision for credit losses	9	7					16
Depreciation and amortization	17	5	10	13	26		71
Other noninterest expense	439	176	286	153	57	(15)	1,096
Earnings (loss) before minority interest in BlackRock and income taxes	324	162	29	42	1,772	(2)	2,327
Minority interest in BlackRock					6		6
Income taxes	118	51	10	2	656		837
Earnings (loss)	$206	$111	$19	$40	$1,110	$(2)	$1,484
Inter-segment revenue	$2	$2	$7	$3	$3	$(17)
AVERAGE ASSETS (a)	$29,306	$25,181	$3,865	$2,053	$37,216	$(2,276)	$95,345
Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2007 INCOME STATEMENT
Net interest income (expense)	$1,518	$571		$(14)	$47		$2,122
Noninterest income	1,280	558	$227	631	287	$(27)	2,956
Total revenue	2,798	1,129	227	617	334	(27)	5,078
Provision for (recoveries of) credit losses	68	56			3		127
Depreciation and amortization	89	16		43	71		219
Other noninterest expense	1,563	580		427	325	(31)	2,864
Earnings (loss) before income taxes	1,078	477	227	147	(65)	4	1,868
Income taxes	400	136	55	51	(71)	8	579
Earnings (loss)	$678	$341	$172	$96	$6	$(4)	$1,289
Inter-segment revenue	$17	$7	$12	$12	$(21)	$(27)
AVERAGE ASSETS (a)	$41,484	$28,133	$4,152	$2,171	$47,348	$(3,756)	$119,532
2006 INCOME STATEMENT
Net interest income (expense)	$1,255	$510	$20	$(29)	$(77)		$1,679
Noninterest income	1,067	548	1,079	663	2,053	$(52)	5,358
Total revenue	2,322	1,058	1,099	634	1,976	(52)	7,037
Provision for credit losses	46	36					82
Depreciation and amortization	51	17	29	42	76		215
Other noninterest expense	1,305	530	828	464	180	(48)	3,259
Earnings (loss) before minority interest in BlackRock and income taxes	920	475	242	128	1,720	(4)	3,481
Minority interest in BlackRock					47		47
Income taxes	339	147	89	35	606	(1)	1,215
Earnings (loss)	$581	$328	$153	$93	$1,067	$(3)	$2,219
Inter-segment revenue	$8	$5	$23	$7	$9	$(52)
AVERAGE ASSETS (a)	$29,319	$24,517	$3,865	$2,053	$36,457	$(2,559)	$93,652

(a)	Period-end balances for BlackRock and PFPC.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis, the inclusion of BlackRock/MLIM transaction integration costs in “Other” in the Item 2 presentation, and classification differences related to PFPC. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of other nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section.

NOTE 15 COMMITMENTS AND GUARANTEES

Equity Funding And Other Commitments

Our unfunded commitments related to private equity investments, affordable housing limited partnerships, other investments, and historic tax credits were $255 million, $74 million, $57 million, and $18 million, respectively, at September 30, 2007. The amount of other investments at September 30, 2007 included those related to Steel City Capital Funding LLC (“Steel City”) as further discussed below.

On March 1, 2007, we entered into a joint venture with a third party to form Steel City for purposes of purchasing and originating second lien loans and turnaround loans. Our primary reason for pursuing this venture was to leverage our strengths of origination and servicing, provide an additional product to our customers, and allow for us to moderate the risks associated with this asset class. Additionally, we will earn fees for portfolio management services. Steel City is a limited liability company in which various PNC subsidiaries hold approximately a 31% equity ownership. At September 30, 2007, our capital contribution to Steel City was approximately $31 million with a commitment to fund an additional $47 million. The third party investor has contributed $70 million with a commitment to fund an additional $105 million. We evaluated the accounting for this transaction under FIN 46R, Accounting Research Bulletin No. 51 and other appropriate GAAP and determined that our aggregate investment will be accounted for under the equity method. This transaction did not have a material impact on our consolidated results of operations.

On May 24, 2007, we entered into a joint venture with Vornado Realty Trust to construct a new headquarters building for the Washington, DC market. The joint venture is expected to close in December 2007. We will contribute approximately $64 million in property in exchange for a 51% ownership interest. At closing, the joint venture entity will be named PNC VNO 17th Street LLC.

Standby Letters of Credit

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on September 30, 2007 had terms ranging from less than one year to 10 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $7.0 billion at September 30, 2007.

Assets valued as of September 30, 2007 of approximately $.8 billion secured certain specifically identified standby letters of credit. Approximately $2.2 billion in recourse provisions from third parties was also available for this purpose as of September 30, 2007. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $59 million at September 30, 2007.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At September 30, 2007, the aggregate of PNC’s commitments under these facilities was $238 million. PNC also enters into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At September 30, 2007, our total commitments under these facilities were $8.0 billion, of which $7.8 billion was related to Market Street.

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit in a total amount of approximately $2 million.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs and Mercantile, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during the first nine months of 2007. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At September 30, 2007, the total maximum potential exposure as a result of these indemnity obligations was $11.9 billion, although we held collateral at the time in excess of that amount.

Recourse Agreement with Federal National Mortgage Association

In connection with our July 2007 acquisition of ARCS, we are authorized to originate, underwrite, close and service commercial mortgage loans and then sell them to Fannie Mae under Fannie Mae’s DUS program.

Under this program, we assume one-third of the risk of loss on unpaid principal balances. Accordingly, we maintain a reserve for such potential losses which approximates the fair value of this liability. At September 30, 2007, the unpaid principal balance outstanding of loans sold by ARCS as a participant in this program was $11.6 billion. The fair value of the guarantee, in the form of reserves for losses under this program, totaled $40 million as of September 30, 2007 and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under this program, we would not have an interest in the collateral underlying the mortgage loans on which losses occurred. The serviced loans are not included on our Consolidated Balance Sheet.

Other Guarantees

We write caps and floors for customers, risk management and proprietary trading purposes. At September 30, 2007, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $52 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $22 million at September 30, 2007. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $1.9 billion at September 30, 2007.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to 10 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements was approximately $442 million at September 30, 2007.

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

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	Nine months ended September 30
	2007			2006
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Securities available for sale
Residential mortgage-backed	$18,682	$756	5.39%	$14,476	$527	4.85%
Commercial mortgage-backed	3,723	156	5.60	2,191	76	4.64
Asset-backed	2,289	85	4.94	1,229	48	5.24
U.S. Treasury and government agencies	339	12	4.54	2,972	98	4.39
State and municipal	200	7	4.98	150	6	5.05
Other debt	46	3	8.46	89	5	7.06
Corporate stocks and other	370	14	4.91	236	11	6.49
Total securities available for sale	25,649	1,033	5.37	21,343	771	4.81
Loans, net of unearned income
Commercial	24,828	1,371	7.28	20,115	1,071	7.02
Commercial real estate	7,252	433	7.88	3,121	167	7.07
Lease financing	2,561	61	3.16	2,774	93	4.47
Consumer	17,572	867	6.59	16,075	746	6.21
Residential mortgage	8,213	365	5.93	7,319	296	5.39
Other	443	24	7.05	355	19	7.05
Total loans, net of unearned income	60,869	3,121	6.80	49,759	2,392	6.38
Loans held for sale	2,802	131	6.25	2,520	111	5.87
Federal funds sold and resale agreements	2,029	76	4.97	837	30	4.80
Other	3,567	155	5.83	2,915	111	5.09
Total interest-earning assets/interest income	94,916	4,516	6.32	77,374	3,415	5.86
Noninterest-earning assets:
Allowance for loan and lease losses	(671)			(603)
Cash and due from banks	2,994			3,162
Other	22,293			13,719
Total assets	$119,532			$93,652
Liabilities, Minority and Noncontrolling Interests, and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$23,550	626	3.54	$19,363	471	3.24
Demand	9,149	77	1.12	8,202	61	1.00
Savings	2,695	9.45		2,148	8.50
Retail certificates of deposit	16,612	580	4.67	13,716	412	4.01
Other time	2,178	85	5.18	1,367	48	4.63
Time deposits in foreign offices	3,994	154	5.08	3,796	140	4.86
Total interest-bearing deposits	58,178	1,531	3.51	48,592	1,140	3.13
Borrowed funds
Federal funds purchased	5,634	224	5.23	3,051	114	4.95
Repurchase agreements	2,306	81	4.61	2,186	74	4.44
Bank notes and senior debt	5,812	237	5.38	3,253	121	4.91
Subordinated debt	4,290	194	6.03	4,436	200	6.00
Federal Home Loan Bank borrowings	763	27	4.71	818	24	3.95
Other	2,342	80	4.51	1,412	43	3.99
Total borrowed funds	21,147	843	5.27	15,156	576	5.03
Total interest-bearing liabilities/interest expense	79,325	2,374	3.98	63,748	1,716	3.57
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity:
Demand and other noninterest-bearing deposits	17,290			14,149
Allowance for unfunded loan commitments and letters of credit	124			103
Accrued expenses and other liabilities	7,911			6,264
Minority and noncontrolling interests in consolidated entities	1,227			620
Shareholders’ equity	13,655			8,768
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$119,532			$93,652
Interest rate spread			2.34			2.29
Impact of noninterest-bearing sources			.66			.63
Net interest income/margin		$2,142	3.00%		$1,699	2.92%

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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2007			Second Quarter 2007			Third Quarter 2006
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$19,541	$266	5.44%	$19,280	$261	5.40%	$15,282	$193	5.05%
4,177	59	5.68	3,646	54	5.90	2,182	27	4.89
2,454	31	4.96	2,531	28	4.50	1,457	20	5.54
281	4	4.74	344	4	4.77	2,285	25	4.42
233	3	5.55	203	2	4.39	144	2	4.73
25		5.01	33	1	14.38	90	2	7.14
381	5	4.96	383	5	4.85	259	3	5.68
27,092	368	5.42	26,420	355	5.37	21,699	272	5.01

26,352	488	7.25	25,845	478	7.31	20,431	382	7.31
8,272	170	8.04	8,320	168	7.98	3,268	62	7.45
2,581	25	3.87	2,566	12	1.87	2,790	31	4.44
17,954	302	6.66	17,886	296	6.64	16,150	260	6.38
9,325	141	6.07	8,527	127	5.95	7,332	99	5.43
393	8	7.45	411	7	6.97	367	7	7.45
64,877	1,134	6.89	63,555	1,088	6.81	50,338	841	6.59
2,842	47	6.51	2,611	39	6.11	2,408	38	6.19
2,163	27	4.93	1,832	23	5.02	1,401	18	5.09
4,342	57	5.25	3,606	57	6.28	2,805	41	5.78
101,316	1,633	6.37	98,024	1,562	6.35	78,651	1,210	6.09

(708)			(692)			(609)
3,047			2,991			3,161
23,977			22,997			14,142
$127,632			$123,320			$95,345

$24,151	213	3.49	$23,979	213	3.55	$20,565	186	3.57
9,275	26	1.10	9,494	26	1.08	8,075	23	1.16
2,841	3.42		2,988	3.47		2,021	2.50
16,563	194	4.65	17,426	205	4.71	14,209	155	4.32
2,748	36	5.26	2,297	31	5.18	1,467	19	4.94
4,616	59	4.93	4,220	54	5.14	3,712	49	5.21
60,194	531	3.49	60,404	532	3.52	50,049	434	3.43

6,249	83	5.19	6,102	83	5.33	3,831	51	5.27
2,546	30	4.54	2,507	29	4.61	2,027	25	4.80
7,537	105	5.44	5,681	76	5.33	2,801	38	5.23
4,039	60	5.97	4,466	67	5.95	4,436	70	6.29
2,097	25	4.79	106	1	3.61	193	2	4.29
2,741	32	4.51	2,459	28	4.59	1,434	16	4.33
25,209	335	5.22	21,321	284	5.28	14,722	202	5.40
85,403	866	3.99	81,725	816	3.98	64,771	636	3.88

18,211			17,824			14,549
125			121			104
8,117			7,655			6,346
1,414			1,367			640
14,362			14,628			8,935
$127,632			$123,320			$95,345
		2.38			2.37			2.21
		.62			.66			.68
	$767	3.00%		$746	3.03%		$574	2.89%

Loan fees for the nine months ended September 30, 2007 and September 30, 2006 were $28 million and $27 million, respectively. Loan fees for the three months ended September 30, 2007, June 30, 2007 and September 30, 2006 were $9 million, $10 million and $9 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2007 and September 30, 2006 were $20 million and $20 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended September 30, 2007, June 30, 2007 and September 30, 2006 were $6 million, $8 million and $7 million, respectively. Average securities held to maturity totaled less than $.5 million for each of the periods presented and are included in the “Other debt” category.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

The risk factor previously disclosed in PNC’s 2006 Form 10-K in response to Part I, Item 1A under the caption “Changes in interest rates or in valuations in the debt or equity markets could directly impact our assets and liabilities and our performance” is hereby updated and replaced with the following:

Changes in interest rates, in the shape of the yield curve, in valuations in the debt or equity markets, or disruptions in the liquidity or other functioning of financial markets could directly impact our assets and liabilities and our performance.

Given our business mix, our traditional banking activities of gathering deposits and extending loans, and the fact that most of our assets and liabilities are financial in nature, we tend to be particularly sensitive to market interest rate movement and the performance of the financial markets. In addition to the impact on the economy generally, with some of the potential effects outlined above, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets (including in the markets for real estate and other assets commonly securing financial products) could directly impact us in one or more of the following ways:

•

Such situations could affect the difference between the interest that we earn on assets and the interest that we pay on liabilities, as well as the value of some or all of our on-balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold or of our equity funding obligations;

•

Such situations could affect the ability of borrowers to repay their loans or other counterparties to meet their obligations, and thus could directly or indirectly increase the credit risk associated with some of our financial transactions;

•	Such situations could adversely affect the operation of our businesses, including by impacting the nature, profitability or risk profile of the financial transactions in which we engage;
•	To the extent to which we access capital markets to raise funds to support our business, such situations could affect the cost of such funds or our ability to raise such funds; and
•	Such situations could affect the value of the assets that we manage or otherwise administer for others or the assets for which we provide processing services.

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

There are no material changes from any of the other risk factors previously disclosed in PNC’s 2006 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the third quarter of 2007 are included in the following table:

In thousands, except per share data

2007 period	Total shares purchased (1)	Average price paid per share	Total shares purchased as part of publicly announced programs (2)	Maximum number of shares that may yet be purchased under the programs (2)
July 1 – July 31	2,764	$70.71	2,591	6,499
August 1 – August 31	3,018	$69.49	2,827	3,672
September 1 – September 30	145	$69.96	46	3,626
Total	5,927	$70.07	5,464

(1)	Includes PNC common stock purchased under the program referred to in note (2) to this table and PNC common stock purchased in connection with our various employee benefit plans.
(2)	The stock repurchase program which was in effect during the third quarter of 2007 was authorized as of February 16, 2005 and allowed us to purchase up to 20 million shares on the open market or in privately negotiated transactions. The 2005 program was terminated on October 4, 2007 and replaced with a new stock repurchase authorization to purchase up to 25 million shares on the open market or in privately negotiated transactions. This new program will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 8, 2007 on its behalf by the undersigned thereunto duly authorized.

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

FINANCIAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission (“SEC”). You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s Internet website at www.sec.gov or on or through PNC’s corporate Internet website at www.pnc.com in the “About PNC – Investor Relations –Financial Information” section. Copies may also be obtained without charge by contacting Shareholder Services at 800-982-7652 or via e-mail at web.queries@computershare.com.

CORPORATE GOVERNANCE AT PNC

Information about our Board of Directors (“Board”) and its committees and about corporate governance at PNC is available on PNC’s corporate website at www.pnc.com under “About PNC—Investor Relations—Corporate Governance.” Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating & Governance, and Personnel & Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

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

	High	Low	Close	Cash Dividends Declared
2007 Quarter
First	$76.41	$68.60	$71.97	$.55
Second	76.15	70.31	71.58	.63
Third	75.99	64.00	68.10	.63
Total				$1.81

2006 Quarter
First	$71.42	$61.78	$67.31	$.50
Second	72.00	65.30	70.17	.55
Third	73.55	68.09	72.44	.55
Fourth	75.15	67.61	74.04	.55
Total				$2.15

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