Form 10-K/A
period 2006-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2008-02-04
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

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

FORM 10-K/A

AMENDMENT NO. 1

EXPLANATORY NOTE

The PNC Financial Services Group, Inc. (“PNC” or the “Corporation”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006, to reflect the following:

a.	The restatement of the Consolidated Statement of Cash Flows for the year ended December 31, 2006, as discussed in Note 1 Accounting Policies of the Notes To Consolidated Financial Statements included in Part II, Item 8: Financial Statements and Supplementary Data.

b.	Audited consolidated financial statements of BlackRock, Inc., (“BlackRock”) for the year ended December 31, 2006. The BlackRock audited consolidated financial statements are included in Part IV, Item 15 (a) (2): Financial Statement Schedules, through incorporation by reference to pages F-5 through F-67 of BlackRock’s 2006 Annual Report on Form 10-K. This information is being included in this Amendment No. 1 pursuant to the requirements of SEC Regulation S-X, Article 3-09.

Except for Items 8 and 9A of Part II and Item 15 of Part IV, no other information in the Form 10-K is being amended by this Amendment. This Amendment continues to speak as of March 1, 2007, the date of the original filing of PNC’s 2006 Annual Report on Form 10-K, and PNC has not updated the disclosure in this Amendment to speak as of any later date.

The original pagination used in the March 1, 2007 Form 10-K filing has been retained in this Amendment No. 1.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The PNC Financial Services Group, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of The PNC Financial Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated statement of cash flows for the year ended December 31, 2006 has been restated.

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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 1, 2007 (February 4, 2008 as to the effects of the restatement discussed in Note 1.)

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

(a) Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

	Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
In millions	Common Stock	Common Stock
Balance at January 1, 2004 (a)	277	1,764	1,079	7,642	60	(3,900)	$6,645
Net income				1,197			1,197
Net unrealized securities losses					(69)		(69)
Net unrealized losses on cash flow hedge derivatives					(42)		(42)
Other					(3)		(3)
Comprehensive income							1,083
Cash dividends declared
Common				(565)			(565)
Preferred				(1)			(1)
Treasury stock activity	6		116			176	292
Tax benefit of stock option plans			15				15
Stock options granted			22				22
Subsidiary stock transactions			4				4
Restricted stock transactions			(22)				(22)
Balance at December 31, 2004 (a)	283	1,764	1,214	8,273	(54)	(3,724)	7,473
Net income				1,325			1,325
Net unrealized securities losses					(174)		(174)
Net unrealized losses on cash flow hedge derivatives					(32)		(32)
Other					(7)		(7)
Comprehensive income							1,112
Cash dividends declared
Common				(574)			(574)
Preferred				(1)			(1)
Treasury stock activity	10		61			468	529
Tax benefit of stock option plans			7				7
Stock options granted			30				30
Subsidiary stock transactions			(5)				(5)
Restricted stock transactions			(8)				(8)
Balance at December 31, 2005 (a)	293	1,764	1,299	9,023	(267)	(3,256)	8,563
Net income				2,595			2,595
Net unrealized securities gains					149		149
Net unrealized gains on cash flow hedge derivatives					13		13
Additional minimum pension liability under SFAS 87					(1)		(1)
Other (b)					3		3
Comprehensive income							2,759
Cash dividends declared
Common				(632)			(632)
Preferred				(1)			(1)
BlackRock/MLIM transaction (c)			262		`		262
Treasury stock activity (d)			(12)			(121)	(133)
Tax benefit of stock option plans			29				29
Stock options granted			31				31
Subsidiary stock transactions			27				27
Restricted stock transactions			15				15
Net effect of adopting SFAS 158					(132)		(132)
Balance at December 31, 2006 (a)	293	$1,764	$1,651	$10,985	$(235)	$(3,377)	$10,788

(a)	Our preferred stock outstanding as of December 31, 2006, 2005, and 2004 and January 1, 2004 was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Consists of interest-only strip valuation adjustments and foreign currency translation adjustments.
(c)	Represents the portion of our gain on the BlackRock/MLIM transaction that was credited to capital surplus.
(d)	Our net treasury stock activity in 2006 was less than .1 million shares issued and is excluded from this presentation.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2006 (As restated see Note 1)	2005	2004
Operating Activities
Net income	$2,595	$1,325	$1,197
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	124	21	52
Depreciation, amortization and accretion	345	375	302
Deferred income taxes	752	1	(194)
Net securities losses (gains)	207	41	(55)
Valuation adjustments	45	(6)	(37)
Net gains related to BlackRock	(2,066)
Undistributed earnings of BlackRock	(39)
Excess tax benefits from share-based payment arrangements	(29)	(4)	(3)
Net change in
Loans held for sale	435	(680)	(265)
Other short-term investments	156	(613)	(1,191)
Accrued expenses and other liabilities	83	(1,326)	2,432
Other	(449)	186	(1,778)
Net cash provided (used) by operating activities	2,159	(680)	460
Investing Activities
Repayment of securities	3,667	4,261	4,297
Sales
Securities	11,102	13,304	14,206
Loans	1,110	39	151
Foreclosed and other nonperforming assets	14	20	23
Purchases
Securities	(15,707)	(21,484)	(18,094)
Loans	(3,072)	(2,746)	(2,741)
Net change in
Loans	(278)	(219)	(3,228)
Federal funds sold and resale agreements	(1,413)	1,775	241
Cash received from divestitures		26	512
Net cash paid for acquisitions	(58)	(530)	(299)
Purchases of corporate and bank-owned life insurance	(425)
Other	(302)	(242)	(261)
Net cash used by investing activities	(5,362)	(5,796)	(5,193)
Financing Activities
Net change in
Noninterest-bearing deposits	968	(280)	1,023
Interest-bearing deposits	4,940	3,538	4,724
Federal funds purchased	(1,417)	3,908
Repurchase agreements	359	5	265
Commercial paper	(10)	(2,241)	25
Other short-term borrowed funds	249	(404)	775
Sales/issuances
Bank notes and senior debt	1,964	2,285	500
Subordinated debt		494	504
Other long-term borrowed funds	279	1,641	464
Treasury stock	343	220	159
Perpetual trust securities	489
Repayments/maturities
Bank notes and senior debt	(2,200)	(755)	(900)
Subordinated debt	(471)	(351)	(200)
Other long-term borrowed funds	(1,150)	(559)	(1,489)
Excess tax benefits from share-based payment arrangements	29	4	3
Acquisition of treasury stock	(531)	(166)	(292)
Cash dividends paid	(633)	(575)	(566)
Net cash provided by financing activities	3,208	6,764	4,995
Net Increase In Cash And Due From Banks	5	288	262
Cash and due from banks at beginning of period	3,518	3,230	2,968
Cash and due from banks at end of period	$3,523	$3,518	$3,230
Cash Paid For
Interest	$2,376	$1,515	$782
Income taxes	471	504	486
Non-cash Items
Investment in BlackRock, net	3,179
Transfer from (to) loans to (from) loans held for sale, net	2,280	93	(32)
Transfer from loans to other assets	13	16	22

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

RESTATEMENT OF THE 2006 CONSOLIDATED STATEMENT OF CASH FLOWS

Subsequent to the issuance of our 2006 Consolidated Financial Statements, we determined that the Consolidated Statement of Cash Flows for the year ended December 31, 2006 should be restated. The restatement resulted from the misclassification of cash flows related to our fourth quarter 2006 issuance of perpetual trust securities (see Note 3). The cash flows related to the issuance of these securities totaling $489 million had previously been classified within the “Operating Activities” section of the Consolidated Statement of Cash Flows. We have concluded that the cash flows of this transaction should have been classified within the “Financing Activities” section of the Consolidated Statement of Cash Flows. As a result, we have restated the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2006.

The effect of the restatement on the 2006 Consolidated Statement of Cash Flows is as follows:

	As Previously Reported	As Restated
Operating Activities:
Net change in – Other	40	(449)
Net cash provided (used) by operating activities	2,648	2,159

Financing Activities:
Sales/issuances – Perpetual trust securities	—	489
Net cash provided by financing activities	2,719	3,208

The restatement had no impact on the “Net Increase In Cash And Due From Banks” set forth in the Consolidated Statement of Cash Flows for the year ended December 31, 2006 or the balance of “Cash and due from banks” in the Consolidated Balance Sheet as of December 31, 2006.

The restatement does not affect our Consolidated Income Statement, Consolidated Balance Sheet or Consolidated Statement of Shareholders’ Equity as of or for the year ended December 31, 2006. Accordingly, our previously reported revenues, net income, earnings per share, total assets and regulatory capital as of and for the year ended December 31, 2006 remain unchanged. In addition, the restatement did not impact our Consolidated Income Statements, the Consolidated Statements of Cash Flows or the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005 or 2004 or the Consolidated Balance Sheet as of December 31, 2005.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)”, the Company’s restatement discussed in Note 1 to the Consolidated Financial Statements and the Company’s use of the equity method of accounting to recognize its investment in BlackRock, Inc.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 1, 2007 (February 4, 2008 as to the effects of the restatement discussed in Note 1 to the Consolidated Financial Statements)

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

Audited consolidated financial statements of BlackRock, Inc. (“BlackRock”) for the year ended December 31, 2006 are incorporated herein by reference to pages F-5 through F-67 of BlackRock’s 2006 Annual Report on Form 10-K (Commission File Number 001-33099).

(a)(3) and (b) EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-4 of this Form 10-K/A are filed with this Report or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.

(Registrant)

By:	/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
February 4, 2008

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

4.14

Indenture, dated as of December 20, 2006 between PNC Funding Corp, the Corporation as guarantor, and The Bank of New York as trustee for $1,000,000,000 Floating Rate Exchangeable Senior Notes due December 20, 2036

Incorporated herein by reference to Exhibit 4.14 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 (“2006 Form 10-K”)
10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (“2nd Quarter 2004 Form 10-Q”)*
10.2	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.3	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.4	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.5	The Corporation’s 2006 Incentive Award Plan	Incorporated herein by reference to Exhibit 10.39 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*
10.6	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.7	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.8	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.9	AJCA transition guidance amendments to the Corporation’s Supplemental Incentive Savings Plan and the Corporation and Affiliates Deferred Compensation Plan	Incorporated by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)*
10.10	1992 Director Share Incentive Plan	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999*
10.11	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.12 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (“1st Quarter 2004 Form 10-Q”)*
10.12	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q*
10.13	Amended and Restated Trust Agreement between PNC Investment Corp., as Settler, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s 3rd Quarter 2005 Form 10-Q*
10.14	Trust Agreement between PNC Investment Corp., as Settler, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*
10.15	The Corporation’s Employee Stock Purchase Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s 2nd Quarter 2004 Form 10-Q
10.16	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*
10.17	2005 Forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”)*
10.18	2006 Forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated by reference to Exhibit 10.17 of the 2005 Form 10-K*
10.19	Forms of employee stock option and restricted stock agreements under 2006 Incentive Award Plan	Incorporated by reference to Exhibit 10.39 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*

10.20	2006 Forms of employee incentive performance unit and senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s 2006 Form 10-K*
10.21	2007 Forms of employee stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.21 of the Corporation’s 2006 Form 10-K*
10.22	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*
10.23	2005 Form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*
10.24	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.36 of the 3rd Quarter 2005 Form 10-Q*
10.25	Form of senior officer change in control severance agreement	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996*
10.26	Forms of first amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000*
10.27	Forms of second amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*
10.28	Forms of third amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 1st Quarter 2004 Form 10-Q*
10.29	Form of other officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.31 of the 3rd Quarter 2004 Form 10-Q*
10.30	BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated by reference to BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-33099) for the quarter ended September 30, 2002 (“BlackRock 3rd Quarter 2002 Form 10-Q”)
10.31	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated by reference to BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-33099) for the quarter ended March 31, 2004
10.32	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the BlackRock 2004 Form 10-K
10.33	Share Surrender Agreement, dated October 10, 2002, among BlackRock, Inc., PNC Asset Management, Inc., and the Corporation	Incorporated by reference to the BlackRock 3rd Quarter 2002 Form 10-Q
10.34	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among BlackRock, Inc., PNC Bancorp, Inc. and the Corporation	Incorporated by reference to BlackRock, Inc.’s Current Report on Form 8-K (Commission File No. 001-33099) filed February 22, 2006 (“BlackRock February 22, 2006 Form 8-K”)
10.35	Initial Public Offering Agreement, dated September 30, 1999, among BlackRock, Inc., The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

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

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q
10.41	Amended and Restated Agreement and Plan of Merger, dated as of February 10, 2005, between the Corporation and Riggs National Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated February 10, 2005
10.42	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Inc., New Boise, Inc. and Boise Merger Sub, Inc.	Incorporated by reference to the BlackRock February 22, 2006 Form 8-K
10.43	Agreement and Plan of Merger dated as of October 8, 2006 by and between Mercantile Bankshares Corporation and the Corporation	Incorporated by reference to Exhibit 2.1 of the Corporation’s October 8, 2006 Form 8-K
12.1	Computation of Ratio of Earnings to Fixed Charges	Incorporated herein by reference to Exhibit 12.1 of the Corporation’s 2006 Form 10-K
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Incorporated herein by reference to Exhibit 12.2 of the Corporation’s 2006 Form 10-K
21	Schedule of Certain Subsidiaries of the Corporation	Incorporated herein by reference to Exhibit 21 of the Corporation’s 2006 Form 10-K
23.1	Consent of Deloitte & Touche LLP, former Independent Registered Public Accounting Firm of The PNC Financial Services Group, Inc.	Filed herewith
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith
24	Powers of Attorney	Incorporated herein by reference to Exhibit 24 of the Corporation’s 2006 Form 10-K
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated herein by reference to Exhibit 31.1 of the Corporation’s 2006 Form 10-K
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated herein by reference to Exhibit 31.2 of the Corporation’s 2006 Form 10-K
31.3	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Incorporated herein by reference to Exhibit 32.1 of the Corporation’s 2006 Form 10-K
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Incorporated herein by reference to Exhibit 32.2 of the Corporation’s 2006 Form 10-K
32.3	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
99.1

Form of Order of the Securities and Exchange Commission Instituting Public Administrative Procedures Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order

Incorporated herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated July 18, 2002

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718 and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

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