Form 10-Q/A
period 2007-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2008-02-04
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

The PNC Financial Services Group, Inc.

Cross-Reference Index to First Quarter 2007 Form 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

By filing this Amendment No. 1, The PNC Financial Services Group, Inc. (“PNC” or the “Corporation”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“First Quarter 2007 Form 10-Q”) to incorporate by reference the unaudited condensed consolidated financial statements of BlackRock, Inc. (Commission File Number 001-33099) included in Part I, Item 1 of BlackRock, Inc.’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Except for the disclosure above and Item 6 of Part II, no other information in the First Quarter 2007 Form 10-Q is being amended by this Amendment. This Amendment continues to speak as of May 9, 2007, the date of the original filing of PNC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and PNC has not updated the disclosure in this Amendment to speak as of any later date.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1, 32.2, 32.3 and 32.4 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

3.4	Articles of Incorporation of the Corporation, as amended. Incorporated by reference to Exhibit 3.4 of the Corporation’s First Quarter 2007 Form 10-Q.

4.1	There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

4.15	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I. Incorporated by reference to Exhibit 3.4 of the Corporation’s First Quarter 2007 Form 10-Q.

4.16	Exchange Agreement, dated March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II. Incorporated by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K dated March 29, 2007 (filed March 30, 2007).

4.17	Second Amendment, dated as of February 28, 2007, between the Corporation and Computershare Investor Services, LLC, as successor-in-interest to The Chase Manhattan Bank as Rights Agent, to Rights Agreement dated as of May 15, 2000 and amended on January 1, 2003. Incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated February 28, 2007 (filed March 6, 2007).

10.44	Employment letter agreement between the Corporation and Edward J. Kelly, III, conditioned on and commencing upon the closing of the acquisition of Mercantile Bankshares Corporation by the Corporation, together with provisions of superseded agreements referenced in the employment letter agreement. Incorporated by reference to Exhibit 10.44 of the Corporation’s First Quarter 2007 Form 10-Q.

10.45	The Corporation’s Restricted Stock Agreement with Edward J. Kelly, III. Incorporated by reference to Exhibit 10.45 of the Corporation’s First Quarter 2007 Form 10-Q.

10.46	The Corporation’s Restricted Share Units Agreement with Edward J. Kelly, III. Incorporated by reference to Exhibit 10.46 of the Corporation’s First Quarter 2007 Form 10-Q.

10.47	Supplemental Retirement Agreement with Edward J. Kelly, III (Letter from PNC, as successor to Mercantile Bankshares Corporation, to Mr. Kelly dated March 1, 2007, together with agreement between Mr. Kelly and Mercantile dated February 2, 2001 and amendment to that agreement dated February 27, 2007). Incorporated by reference to Exhibit 10.47 of the Corporation’s First Quarter 2007 Form 10-Q.

10.48	Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan and Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan. Incorporated by reference to Exhibit 10.48 of the Corporation’s First Quarter 2007 Form 10-Q.

10.49	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated. Incorporated by reference to Exhibit A to the Corporation’s definitive proxy statement for its 2007 annual meeting of shareholders, filed March 23, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges. Incorporated by reference to Exhibit 12.1 of the Corporation’s First Quarter 2007 Form 10-Q.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Incorporated by reference to Exhibit 12.2 of the Corporation’s First Quarter 2007 Form 10-Q.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.1 of the Corporation’s First Quarter 2007 Form 10-Q.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.2 of the Corporation’s First Quarter 2007 Form 10-Q.

31.3	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.1 of the Corporation’s First Quarter 2007 Form 10-Q.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.2 of the Corporation’s First Quarter 2007 Form 10-Q.

32.3	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

You can receive copies of these Exhibits electronically at the SEC’s home page at www.sec.gov or by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, DC 20549 at prescribed rates. The Exhibits are also available as part of this Form 10-Q on or through PNC’s corporate website at www.pnc.com under “About PNC—Investor Relations—Financial Information—SEC Filings—Form 10-Q.” Shareholders may also receive copies of Exhibits, without charge, by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to be signed on February 4, 2008 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Samuel R. Patterson
Samuel R. Patterson
Controller
(Principal Accounting Officer)

4