Form 10-Q/A
period 2007-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2008-02-04
CIK 713676

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

The PNC Financial Services Group, Inc.

Cross-Reference Index to Second Quarter 2007 Form 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

By filing this Amendment No. 1, The PNC Financial Services Group, Inc. (“PNC” or the “Corporation”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (“Second Quarter 2007 Form 10-Q”) to incorporate by reference the unaudited condensed consolidated financial statements of BlackRock, Inc. (Commission File Number 001-33099) included in Part I, Item 1 of BlackRock, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Except for the disclosure above and Item 6 of Part II, no other information in the Second Quarter 2007 Form 10-Q is being amended by this Amendment. This Amendment continues to speak as of August 8, 2007, the date of the original filing of PNC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and PNC has not updated the disclosure in this Amendment to speak as of any later date.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1, 32.2, 32.3 and 32.4 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.50	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc. and PNC Bancorp, Inc. Incorporated by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K dated June 11, 2007 (filed June 14, 2007).

10.51	2006-2007 Forms of employee incentive performance units agreements. Incorporated by reference to Exhibit 10.51 of the Corporation’s Second Quarter 2007 Form 10-Q.

10.52	First Amendment to the Corporation’s 2006 Incentive Award Plan. Incorporated by reference to Ex. 99.2 of the Registration Statement on Form S-8 (Registration No. 333-143182) filed by the Corporation (Commission File No. 001-09718) with the SEC on May 23, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges. Incorporated by reference to Exhibit 12.1 of the Corporation’s Second Quarter 2007 Form 10-Q.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Incorporated by reference to Exhibit 12.2 of the Corporation’s Second Quarter 2007 Form 10-Q.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.1 of the Corporation’s Second Quarter 2007 Form 10-Q.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.2 of the Corporation’s Second Quarter 2007 Form 10-Q.

31.3	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.1 of the Corporation’s Second Quarter 2007 Form 10-Q.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.2 of the Corporation’s Second Quarter 2007 Form 10-Q.

32.3	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Registration Rights Agreement dated as of December 20, 2006, by and among PNC Funding Corp, as Issuer, The PNC Financial Services Group, Inc., as Guarantor, and Morgan Stanley & Co Incorporated, as Initial Purchaser. Incorporated by reference to Exhibit 99.1 of the Corporation’s Second Quarter 2007 Form 10-Q.

99.2	Form of Floating Rate Exchangeable Senior Notes. Incorporated by reference to Exhibit 99.2 of the Corporation’s Second Quarter 2007 Form 10-Q.

99.3	Form T-1 – Statement of Eligibility Under the Trust Indenture Act of 1939 of The Bank of New York to act as Trustee under the Indenture dated December 20, 2006. Incorporated by reference to Exhibit 99.3 of the Corporation’s Second Quarter 2007 Form 10-Q.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 to be signed on February 4, 2008 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Samuel R. Patterson
Samuel R. Patterson
Controller
(Principal Accounting Officer)

3