Form 10-K/A
period 2006-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2008-02-06
CIK 713676

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

FORM 10-K/A

AMENDMENT NO. 2

EXPLANATORY NOTE

The PNC Financial Services Group, Inc. (“PNC” or the “Corporation”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2006 to correct the reporting dates related to the Report Of Independent Registered Public Accounting Firm included in Part II, Item 9A (b).

Except for Item 9A of Part II and Item 15 (a)(3) and (b) of Part IV, no other information in the Form 10-K is being amended by this Amendment. This Amendment continues to speak as of March 1, 2007, the date of the original filing of PNC’s 2006 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A dated February 4, 2008, and PNC has not updated the disclosure in this Amendment to speak as of any later date.

The original pagination used in the March 1, 2007 Form 10-K filing was retained in Amendment No. 1 and has been retained in this Amendment No. 2.

2

PART II

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

123

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended of the Company and our report dated March 1, 2007 (February 4, 2008 as to the effects of the restatement discussed in Note 1) expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, the Company’s restatement discussed in Note 1 to the Consolidated Financial Statements and the Company’s use of the equity method of accounting to recognize its investment in BlackRock, Inc.

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

PART IV

ITEM 15(a)(3) and (b) – EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-4 of this Amendment No. 2 on Form 10-K/A are filed with this Report or are incorporated herein by reference.

124

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Amendment No. 1 on Form 10-K/A, to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.

(Registrant)

By:	/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
February 5, 2008

125

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

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q

10.41	Amended and Restated Agreement and Plan of Merger, dated as of February 10, 2005, between the Corporation and Riggs National Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated February 10, 2005

10.42	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Inc., New Boise, Inc. and Boise Merger Sub, Inc.	Incorporated by reference to the BlackRock February 22, 2006 Form 8-K

10.43	Agreement and Plan of Merger dated as of October 8, 2006 by and between Mercantile Bankshares Corporation and the Corporation	Incorporated by reference to Exhibit 2.1 of the Corporation’s October 8, 2006 Form 8-K

12.1	Computation of Ratio of Earnings to Fixed Charges	Incorporated herein by reference to Exhibit 12.1 of the Corporation’s 2006 Form 10-K

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Incorporated herein by reference to Exhibit 12.2 of the Corporation’s 2006 Form 10-K

21	Schedule of Certain Subsidiaries of the Corporation	Incorporated herein by reference to Exhibit 21 of the Corporation’s 2006 Form 10-K

23.1	Consent of Deloitte & Touche LLP, former Independent Registered Public Accounting Firm of The PNC Financial Services Group, Inc.	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Incorporated herein by reference to Exhibit 23.2 of the Corporation’s Amendment No. 1 on Form 10-K/A to its 2006 Form 10-K

23.3	Consent of Deloitte & Touche LLP, former Independent Registered Public Accounting Firm of The PNC Financial Services Group, Inc.	Incorporated herein by reference to Exhibit 23.1 of the Corporation’s Amendment No. 1 on Form 10-K/A to its 2006 Form 10-K

24	Powers of Attorney	Incorporated herein by reference to Exhibit 24 of the Corporation’s 2006 Form 10-K

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated herein by reference to Exhibit 31.1 of the Corporation’s 2006 Form 10-K

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated herein by reference to Exhibit 31.2 of the Corporation’s 2006 Form 10-K

31.3	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated herein by reference to Exhibit 31.3 of the Corporation’s Amendment No. 1 on Form 10-K/A to its 2006 Form 10-K

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated herein by reference to Exhibit 31.4 of the Corporation’s Amendment No. 1 on Form 10-K/A to its 2006 Form 10-K

31.5	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.6	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Incorporated herein by reference to Exhibit 32.1 of the Corporation’s 2006 Form 10-K

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Incorporated herein by reference to Exhibit 32.2 of the Corporation’s 2006 Form 10-K

32.3	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Incorporated herein by reference to Exhibit 32.3 of the Corporation’s Amendment No. 1 on Form 10-K/A to its 2006 Form 10-K

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Incorporated herein by reference to Exhibit 32.4 of the Corporation’s Amendment No. 1 on Form 10-K/A to its 2006 Form 10-K

32.5	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.6	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

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