Form 10-K
period 2007-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2008-02-29
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 29, 2007, determined using the per share closing price on that date on the New York Stock Exchange of $71.58, was approximately $24.4 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant's common stock outstanding at February 15, 2008: 340,774,529

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the annual meeting of shareholders to be held on April 22, 2008 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. (“PNC” or the “Corporation”) has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the“Report” or “Form 10-K”) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A and our Risk Management, Critical Accounting Policies and Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7 of this Report.

ITEM 1 – BUSINESS

BUSINESS OVERVIEW We are one of the largest diversified financial services companies in the United States based on assets, with businesses engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. We also provide certain global fund processing services internationally. At December 31, 2007, our consolidated total assets, deposits and shareholders' equity were $138.9 billion, $82.7 billion and $14.9 billion, respectively.

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

ACQUISITION AND DIVESTITURE ACTIVITY On December 7, 2007, we acquired Albridge Solutions Inc. (“Albridge”), a Lawrenceville, New Jersey-based provider of portfolio accounting and enterprise wealth management services. Albridge provides financial advisors with consolidated client account information from hundreds of data sources, and its enterprise approach to providing a unified client view and performance reporting helps advisors build their client and asset base. Albridge will extend PFPC’s capabilities into the delivery of knowledge-based information services through its relationships with 150 financial institutions and more than 100,000 financial advisors with assets under management that exceed $1 trillion.

Also on December 7, 2007, we acquired Coates Analytics, LP (“Coates Analytics”), a Chadds Ford, Pennsylvania-based provider of web-based analytic tools that help asset managers identify wholesaler territories and financial advisor targets, promote products in the marketplace and strengthen competitive intelligence. Coates Analytics will complement PFPC’s business strategy as it currently serves six of the 10 largest broker/dealers and provides market data to more than 40 of the leading asset management and fund companies.

On November 16, 2007, we entered into a definitive agreement to sell J.J.B. Hilliard, W.L.Lyons, Inc. (“Hilliard Lyons”), a wholly-owned subsidiary of PNC and a full-service brokerage and financial services provider, to Houchens Industries, Inc. Hilliard Lyons is headquartered in Louisville, Kentucky and has 76 branch offices mainly in cities outside of PNC’s retail banking footprint with approximately $29 billion of brokerage account assets and $5 billion of assets under management. As a result of the sale, we expect to report an after-tax gain of approximately $20 million and increase

Tier 1 regulatory capital by approximately $135 million after elimination of goodwill recorded upon the purchase of

Hilliard Lyons in 1998. We expect this transaction to close in the first half of 2008, subject to regulatory and certain other required approvals.

On October 26, 2007, we acquired Hamilton, New Jersey-based Yardville National Bancorp (“Yardville”). Total consideration paid was approximately $399 million in stock and cash. Yardville’s subsidiary bank, The Yardville National Bank (“Yardville National Bank”), is a commercial and consumer bank and at closing had approximately $2.6 billion in assets, $2.0 billion in deposits and 35 branches in central New Jersey and eastern Pennsylvania. We plan to merge Yardville National Bank into PNC Bank, National Association (“PNC Bank, N.A.”) in the first quarter of 2008.

On July 19, 2007, we entered into a definitive agreement with Sterling Financial Corporation (“Sterling”) for PNC to acquire Sterling for approximately 4.5 million shares of PNC common stock and $224 million in cash. Sterling, based in Lancaster, Pennsylvania with approximately $3.2 billion in assets and $2.7 billion in deposits, provides banking and other financial services, including leasing, trust, investment and brokerage, to individuals and businesses through 67 branches in Pennsylvania, Maryland and Delaware. We expect this transaction to close in the second quarter of 2008, subject to customary closing conditions and the approval of Sterling’s shareholders.

On July 2, 2007, we acquired ARCS Commercial Mortgage Co., L.P. (“ARCS”), a Calabasas Hills, California-based lender with 10 origination offices in the United States. ARCS has been a leading originator and servicer of agency multifamily loans for the past decade. It originated more than $2.1 billion of loans in 2006 and services approximately $13 billion of commercial mortgage loans.

On March 2, 2007, we acquired Mercantile Bankshares Corporation (“Mercantile”). Total consideration paid was approximately $5.9 billion in stock and cash. Mercantile has added banking and investment and wealth management services through 235 branches in Maryland, Virginia, the District of Columbia, Delaware and southeastern Pennsylvania. This transaction has significantly expanded our presence in the mid-Atlantic region, particularly within the attractive Maryland, Northern Virginia and Washington, DC markets.

Our acquisition of Mercantile added approximately $21 billion of assets and $12.5 billion of deposits to our Consolidated Balance Sheet. Our Consolidated Income Statement includes the impact of Mercantile subsequent to our March 2, 2007 acquisition.

We include information on significant recent and pending acquisitions and divestitures in Note 2 Acquisitions and Divestitures in the Notes To Consolidated Financial Statements in Item 8 of this Report and here by reference.

REVIEW OF LINES OF BUSINESS In addition to the following information relating to our lines of business, we incorporate information under the captions Line of Business Highlights,

Product Revenue, Leases and Related Tax Matters, and Business Segments Review in Item 7 of this Report here by reference. Also, we include financial and other information by business in Note 26 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference. We have four major businesses engaged in providing banking, asset management and global fund processing products and services: Retail Banking; Corporate & Institutional Banking; BlackRock; and PFPC. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

RETAIL BANKING

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to approximately 2.9 million consumer and small business customers within our primary geographic markets. Our customers are serviced through over 1,100 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. Brokerage services are provided through PNC Investments, LLC, and Hilliard Lyons. See the Business Overview section of this Item 1 regarding our planned divestiture of Hilliard Lyons in the first half of 2008. Retail Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services. These services are provided to individuals and corporations primarily within our primary geographic markets.

Our core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with PNC. We also seek revenue growth by deepening our share of our customers’ financial assets and needs, including savings and liquidity deposits, loans and investable assets. A key element of our strategy is to continue to optimize our physical distribution network by opening and upgrading stand-alone and in-store branches in attractive sites while consolidating or selling branches with less opportunity for growth.

CORPORATE & INSTITUTIONAL BANKING

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, securities underwriting, and securities sales and trading. We also provide commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry. We provide products and services generally within our primary geographic markets, with certain products and services provided nationally.

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

BLACKROCK

BlackRock, Inc. (“BlackRock”) is one of the largest publicly traded investment management firms in the United States with $1.357 trillion of assets under management at December 31, 2007. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services globally to institutional investors.

At December 31, 2007, our ownership interest in BlackRock was approximately 33.5%. Our investment in BlackRock is a strategic asset of PNC and a key component of our diversified earnings stream. The ability of BlackRock to grow assets under management is the key driver of increases in its revenue, earnings and, ultimately, shareholder value. BlackRock’s strategies for growth in assets under management include a focus on achieving client investment performance objectives in a manner consistent with their risk preferences and delivering excellent client service. The business dedicates significant resources to attracting and retaining talented professionals and to the ongoing enhancement of its investment technology and operating capabilities to deliver on its strategy.

PFPC

PFPC is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, managed accounts, subaccounting, and distribution. We serviced $2.5 trillion in total fund assets and 72 million shareholder accounts as of December 31, 2007 both domestically and internationally.

PFPC’s international and domestic capabilities were expanded during 2007. We received approval for a banking license in Ireland and a branch in Luxembourg, which will allow PFPC to provide depositary services in Europe’s leading domicile for traditional investment funds and the second largest worldwide domicile after the United States. The opening of a sales office in London supported this initiative. The acquisition of Albridge and Coates Analytics in December 2007 will enhance our business model and product offerings with the delivery of information services to asset managers, financial advisors, and the distribution channel to help them better service their respective target markets.

PFPC focuses technological resources on driving efficiency through streamlining operations and developing flexible systems architecture and client-focused servicing solutions.

SUBSIDIARIES Our corporate legal structure at December 31, 2007 consisted of three subsidiary banks, including their subsidiaries, and approximately 67 active non-bank subsidiaries. PNC Bank, N.A., headquartered in Pittsburgh, Pennsylvania, is our principal bank subsidiary. At December 31, 2007, PNC Bank, N.A. had total consolidated assets representing approximately 90% of our consolidated assets. Our other bank subsidiaries are PNC Bank, Delaware and Yardville National Bank. Our non-bank PFPC subsidiary has obtained a banking license in Ireland and a branch in Luxembourg, which allow PFPC to provide depositary services as part of its business. For additional information on our subsidiaries, you may review Exhibit 21 to this Report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	119
Analysis Of Year-To-Year Changes In Net Interest Income	118
Book Values Of Securities	26 and 84-86
Maturities And Weighted-Average Yield Of Securities	86
Loan Types	25, 87 and 120
Selected Loan Maturities And Interest Sensitivity	122
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	47-48, 74, 89 and 120
Potential Problem Loans And Loans Held For Sale	27 and 47-48
Summary Of Loan Loss Experience	48-49 and 121
Assignment Of Allowance For Loan And Lease Losses	48-49 and 121
Average Amount And Average Rate Paid On Deposits	119
Time Deposits Of $100,000 Or More	91 and 122
Selected Consolidated Financial Data	17-18

SUPERVISION AND REGULATION

OVERVIEW

PNC is a bank holding company registered under the Bank Holding Company Act of 1956 as amended (“BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Act (“GLB Act”).

We are subject to numerous governmental regulations, some of which are highlighted below. You should also read Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, included here by reference, for additional information regarding our regulatory issues. Applicable laws and regulations restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, among other things. They also restrict our ability to repurchase stock or to receive dividends from bank subsidiaries and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

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

BANK REGULATION

As a bank holding company and a financial holding company, we are subject to supervision and regular inspection by the Federal Reserve. Our subsidiary banks and their subsidiaries are subject to supervision and examination by applicable federal and state banking agencies, principally the OCC with respect to PNC Bank, N.A. and Yardville National Bank, and the Federal Reserve Bank of Cleveland and the Office of the State Bank Commissioner of Delaware with respect to PNC Bank, Delaware.

Notwithstanding PNC’s reduced ownership interest in BlackRock and the deconsolidation resulting from the BlackRock/MLIM transaction (described in Note 2 Acquisitions and Divestitures in the Notes To Consolidated Financial Statements in Item 8 of this Report), BlackRock continues to be subject to the supervision and regulation of the Federal Reserve to the same extent as it was prior to the transaction.

Parent Company Liquidity and Dividends.  The principal source of our liquidity at the parent company level is dividends from PNC Bank, N.A. Our subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to PNC Bancorp, Inc., the direct parent of the subsidiary banks, which in turn may affect the ability of PNC Bancorp, Inc. to pay dividends to PNC at the parent company level. As noted below, we expect to merge Yardville National Bank into PNC Bank, N.A., in the first quarter of 2008. Our subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and non-bank affiliates as discussed in Note 22 Regulatory Matters included in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. Further information on bank level liquidity and parent company liquidity and on certain contractual restrictions is also available in the Liquidity Risk Management section and in the “Perpetual Trust Securities” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements and VIEs section of Item 7 of this Report.

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

To continue to qualify for financial holding company status, our domestic subsidiary banks must maintain “well capitalized” capital ratios, examination ratings of “1” or “2” (on a scale of 1 to 5), and certain other criteria that are incorporated into the definition of “well managed” under the BHC Act and Federal Reserve rules. If we were to no longer qualify for this status, we could not continue to enjoy the after-the-fact notice process for new non-banking activities and non-banking acquisitions, and would be required promptly to enter into an agreement with the Federal Reserve providing a plan for our subsidiary banks to meet the “well capitalized” and “well managed” criteria. The Federal Reserve would have broad authority to limit our activities. Failure to satisfy the criteria within a six-month period could result in a requirement that we conform existing non-banking activities to activities that were permissible prior to the enactment of the GLB Act. If a subsidiary bank failed to maintain a “satisfactory” or better rating under the Community Reinvestment Act of 1977, as amended (“CRA”), we could not commence new activities or make new investments in reliance on the GLB Act.

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

If one of our domestic subsidiary banks were to fail to meet the “well capitalized” or “well managed” and related criteria, PNC Bank, N.A. would be required to enter into an agreement with the OCC to correct the condition. The OCC would have the authority to limit the activities of the bank. If the condition were not corrected within six months or within any additional time granted by the OCC, PNC Bank, N.A. could be required to conform the activities of any of its financial subsidiaries to activities in which a national bank could engage directly. In addition, if the bank or any insured depository institution affiliate receives a less than satisfactory CRA examination rating, PNC Bank, N.A. would not be permitted to engage in any new activities or to make new investments in reliance on the financial subsidiary authority.

Other Federal Reserve and OCC Regulation.  The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its risk-weighted assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2007, each of our domestic subsidiary banks exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, we refer you to “Funding and Capital Sources” in the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 22 Regulatory Matters included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Laws and regulations limit the scope of our permitted activities and investments. In addition to the activities that would be permitted to be conducted by a financial subsidiary, national banks (such as PNC Bank, N.A.) and their operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking.

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

At December 31, 2007, PNC Bank, N.A. and PNC Bank, Delaware, were rated “outstanding” and Yardville National Bank was rated “satisfactory” with respect to CRA.

FDIC Insurance.  All three of our domestic subsidiary banks are insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank. Since 1996, the FDIC had not assessed banks in the most favorable capital and assessment risk classification categories for insurance premiums for most deposits, due to the favorable ratio of the assets in the FDIC’s deposit insurance funds to the aggregate level of insured deposits outstanding. This resulted in significant cost savings to all insured banks. Deposit insurance premiums are assessed as a percentage of the deposits of the insured institution.

Beginning January 1, 2007, the FDIC reinstituted the assessment premiums for all deposits, which could impose a significant cost to all insured banks, including our subsidiary banks, reducing the net spread between deposit and other bank funding costs and the earnings from assets and services of the bank, and thus the net income of the bank. Because of a one-time assessment credit based on deposit premiums that the subsidiary banks of PNC had paid prior to 1996, the deposit insurance assessment for PNC’s subsidiary banks should be substantially offset through 2008.

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

SECURITIES AND RELATED REGULATION

The SEC, together with either the OCC or the Federal Reserve, regulates our registered broker-dealer subsidiaries. These subsidiaries are also subject to rules and regulations promulgated by the Financial Industry Regulatory Authority (“FINRA”), among others. Hilliard Lyons is also a member of the New York Stock Exchange and various regional and national exchanges whose members are subject to regulation and supervision.

Several of our subsidiaries are registered with the SEC as investment advisers and, therefore, are subject to the requirements of the Investment Advisers Act of 1940, as amended, and the SEC's regulations thereunder. The principal purpose of the regulations applicable to investment advisers is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of investment advisors. The regulations applicable to investment advisers cover all aspects of the investment advisory business, including limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients; record-keeping; operational, marketing and reporting requirements; disclosure requirements; limitations on principal transactions between an adviser or its affiliates and advisory clients; as well as general anti-fraud prohibitions. These investment advisory subsidiaries also may be subject to state securities laws and regulations. In addition, our investment advisory subsidiaries that are investment advisors to registered investment companies and other managed accounts are subject to the requirements of the Investment Company Act of 1940, as amended, and the SEC’s regulations thereunder. PFPC is subject to regulation by the SEC as a service provider to registered investment companies.

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

Over the past several years, the SEC and other governmental agencies have been investigating the mutual fund industry, including PFPC and other service providers. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, intended to reform the regulation of this industry. The effect of regulatory reform has, and is likely to continue to, increase the extent of regulation of the mutual fund industry and impose additional compliance obligations and costs on our subsidiaries involved with that industry.

Under provisions of the federal securities laws applicable to broker-dealers, investment advisers and registered investment companies and their service providers, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, restitution, a limitation of permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets. In addition, expansion of activities of a broker-dealer generally requires approval of FINRA and regulators may take into account a variety of considerations in acting upon such applications, including internal controls, capital, management experience and quality, and supervisory concerns.

PFPC and BlackRock are also subject to regulation by appropriate authorities in the foreign jurisdictions in which they do business.

BlackRock has subsidiaries in securities and related businesses subject to SEC and FINRA regulation, as described above. For additional information about the regulation of BlackRock, we refer you to the discussion under the “Regulation” section of Item 1 Business in BlackRock’s most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC’s website at www.sec.gov.

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

EMPLOYEES Period-end employees totaled 28,320 at December 31, 2007 (comprised of 25,480 full-time and 2,840 part-time employees).

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

You can also obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street, NE, Washington, D.C. 20549, at prescribed rates.

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

We also make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. PNC’s corporate internet address is www.pnc.com and you can find this information at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via e-mail at web.queries@computershare.com for copies without exhibits, or by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com for copies of exhibits. We filed the certifications of our Chairman and Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to our Annual Report on Form 10-K for 2006 and both amendments thereto with the SEC as exhibits to that report and have filed the CEO and CFO certifications required by Section 302 of that Act with respect to this Form 10-K as exhibits to this Report.

Information about our Board and its committees and corporate governance at PNC is available on PNC’s corporate website at www.pnc.com/corporategovernance. Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Corporate Secretary, at corporate headquarters at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. Copies will be provided without charge to shareholders.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PNC.” Our Chairman and Chief Executive Officer submitted the required annual CEO’s Certification regarding the NYSE’s corporate governance listing standards (a Section 12(a) CEO Certification) to the NYSE within 30 days after our 2007 annual shareholders meeting.

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

The following are the key risk factors that affect us. These risk factors and other risks are also discussed further in other parts of this Report.

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

PNC’s business could be adversely affected to the extent that weaknesses in business and economic conditions have direct or indirect impacts on us or on our customers and counterparties. These conditions could lead, for example, to one or more of the following:

•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of our loans held for sale;
•	A decrease in the usage of unfunded commitments;
•	A decrease in customer savings generally and in the demand for savings and investment products offered by us; and
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

Although many of our businesses are national and some are international in scope, our retail banking business is concentrated within our retail branch network footprint (Delaware, Indiana, Kentucky, New Jersey, Ohio, Pennsylvania, Washington, D.C., Maryland and Virginia), and thus that business is particularly vulnerable to adverse changes in economic conditions in these regions.

Changes in interest rates, in the shape of the yield curve, in valuations in the debt or equity markets, or disruptions in the liquidity or other functioning of financial markets could directly impact our assets and liabilities and our performance.

Given our business mix, our traditional banking activities of gathering deposits and extending loans, and the fact that most of our assets and liabilities are financial in nature, we tend to be particularly sensitive to market interest rate movement and the performance of the financial markets. Starting in the middle of 2007, there has been significant turmoil and volatility in worldwide financial markets which is, at present, ongoing. These conditions have resulted in increased liquidity risk. In addition to the impact on the economy generally, with some of the potential effects outlined above, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, all of which have been seen recently, could directly impact us in one or more of the following ways:

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
•

To the extent to which we access capital markets to raise funds to support our business and overall liquidity position, such situations could affect the cost of such funds or our ability to raise such funds; and

•

Such situations could affect the value of the assets that we manage or otherwise administer for others or the assets for which we provide processing and information services. Although we are not directly impacted by changes in the value of assets that we manage or administer for others or for which we provide processing and information services, decreases in the value of those assets would affect our fee income relating to those assets and could result in decreased demand for our services.

Among the situations that could have one or more of the preceding impacts are (1) ongoing volatility in the markets for real estate and other assets commonly securing financial products, as well as in the markets for such financial products, and (2) changes in the availability of insurance providing credit enhancement with respect to financial products or in the ratings of the companies providing such insurance.

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

Acquisitions of other financial services companies in general present risks to PNC in addition to those presented by the nature of the business acquired. In particular, acquisitions may be substantially more expensive to complete (including as a result of costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues relating to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs arising as a result of those issues.

Our pending acquisition of Sterling presents many of the risks and uncertainties related to acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing described above. Sterling presents regulatory and litigation risk as a result of financial irregularities at Sterling’s commercial finance subsidiary.

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

We discuss these and other regulatory issues applicable to PNC in the Supervision and Regulation section included in Item 1 of this Report and in Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report and here by reference.

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

The impact of natural disasters, terrorist activities and international hostilities cannot be predicted with respect to severity or duration. However, any of these could impact us directly (for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course), or could impact us indirectly through a direct impact on our borrowers, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that natural disasters, terrorist activities or international hostilities affect the economy and capital and other financial markets generally. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

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

We own or lease numerous other premises for use in conducting business activities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate. We include here by reference the additional information regarding our properties in Note 9 Premises, Equipment and Leasehold Improvements in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

Data Treasury

In March 2006, a first amended complaint was filed in the United States District Court for the Eastern District of Texas by Data Treasury Corporation against PNC and PNC Bank, N.A., as well as more than 50 other financial institutions, vendors, and other companies, claiming that the defendants are infringing, and inducing or contributing to the infringement of, the plaintiff’s patents, which allegedly involve check imaging, storage and transfer. The plaintiff seeks unspecified damages and interest and trebling of both, attorneys’ fees and other expenses, and injunctive relief against the alleged infringement. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously. In January 2007, the district court entered an order staying the claims asserted against PNC under two of the four patents allegedly infringed by PNC, pending reexamination of these patents by the United States Patent and Trademark Office. The Patent Office has since indicated that all of the claims are allowable. In September 2007, the parties agreed to stay the other two patents-in-suit pending reexamination of those patents. The entire case is presently stayed. Data Treasury has moved to lift the stay.

CBNV Mortgage Litigation

Between 2001 and 2003, on behalf of either individual plaintiffs or a putative class of plaintiffs, several separate actions were filed in state and federal court against Community Bank of Northern Virginia (“CBNV”) and other defendants challenging the validity of second mortgage loans the defendants made to the plaintiffs. CBNV was merged into one of Mercantile’s banks. These cases were either filed in, or removed to, the United States District Court for the Western District of Pennsylvania.

In July 2003, the court conditionally certified a class for settlement purposes and preliminarily approved a settlement of the various actions. Thereafter, certain plaintiffs who had initially opted out of the proposed settlement and other objectors challenged the validity of the settlement in the district court. The district court approved the settlement, and these “opt out” plaintiffs and other objectors appealed to the United States Court of Appeals for the Third Circuit. In August 2005, the court of appeals reversed the district court’s approval of the settlement and remanded the case to the district court with instructions to consider and address certain specific issues when re-evaluating the settlement. In August 2006, the settling parties submitted a modified settlement agreement to the district court for its approval. In January 2008, the district court conditionally certified a class for settlement purposes, preliminarily approved the proposed modified settlement agreement, and directed that the settlement agreement be submitted to the class members for their consideration. This settlement remains subject to final court approval. Some of the objecting plaintiffs are seeking permission to appeal the district court’s decision certifying the class for settlement purposes and preliminarily approving the settlement. These same plaintiffs also filed a motion to stay the district court proceedings pending a decision on their appeal request. The district court denied the stay request, and there is a similar stay motion pending in the appeals court.

In January 2008, the district court also issued an order sending back to state court in North Carolina the claims of certain plaintiffs seeking to represent a class of North Carolina borrowers.

In addition to these lawsuits, several individuals have filed actions on behalf of themselves or a putative class of plaintiffs alleging claims involving CBNV’s second mortgage loans. These actions also were filed in, or transferred for coordinated or consolidated pre-trial proceedings to, the United States District Court for the Western District of Pennsylvania.

The plaintiffs in these lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a refund of all origination fees and fees paid for title services.

BAE Derivative Litigation

In September 2007, a derivative lawsuit was filed on behalf of BAE Systems plc by a holder of its American Depositary Receipts against current and former directors and officers of BAE, Prince Bandar bin Sultan, PNC (as successor to Riggs National Corporation and Riggs Bank, N.A.), Joseph L. Allbritton, Robert L. Allbritton, and Barbara Allbritton. The complaint alleges that BAE directors and officers breached their fiduciary duties by making or permitting to be made improper or illegal bribes, kickbacks and other payments with respect to a military contract obtained in the mid-1980s from the Saudi Arabian Ministry of Defense, and that Prince Bandar was the primary recipient or beneficiary of these payments. The complaint also alleges that Riggs, together with the Allbrittons (as former directors, officers and controlling persons of Riggs), acted as the primary intermediaries through which the payments were laundered and actively concealed, and aided and abetted the BAE defendants’ breaches of fiduciary duties. As it relates to PNC, plaintiff is seeking unquantified monetary damages (including punitive damages), an accounting, interest, attorneys’ fees and other expenses. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously. We have filed a motion seeking dismissal of the claims against us. As a result of our acquisition of Riggs, PNC may be responsible for indemnifying the Allbrittons in connection with this lawsuit.

Regulatory and Governmental Inquiries

In connection with an audit of the services provided by Mercantile Safe Deposit & Trust Company (now PNC Bank) as trustee of the AFL-CIO Building Investment Trust, a collective trust fund that invests pension plan assets in commercial real estate assets, the United States Department of Labor has identified the possibility that Mercantile collected unauthorized fees in violation of ERISA. If it is ultimately determined that these fees were collected in violation of the law, we could be subject to requirements to return the fees to the Building Investment Trust, with interest, and could also be subject to penalties and taxes.

As a result of the regulated nature of our business and that of a number of our subsidiaries, particularly in the banking and securities areas, we and our subsidiaries are the subject of investigations and other forms of regulatory inquiry, often as part of industry-wide regulatory reviews of specified activities. One of these situations is in connection with investigations of practices in the mutual fund industry, where several of our subsidiaries have received requests for information and other inquiries from governmental and regulatory authorities.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above. Such investigations, audits and other inquiries may lead to remedies such as fines, restitution or alterations in our business practices.

Other

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. See Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding the Visa indemnification and our obligation to provide indemnification to current and former officers, directors, employees and agents of PNC and companies we have acquired. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters specifically described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT Information regarding each of our executive officers as of February 15, 2008 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (1)
James E. Rohr	59	Chairman and Chief Executive Officer (2)	1972
Joseph C. Guyaux	57	President	1972
William S. Demchak	45	Vice Chairman	2002
William C. Mutterperl	61	Vice Chairman	2002
Timothy G. Shack	57	Executive Vice President and Chief Information Officer	1976
Thomas K. Whitford	51	Executive Vice President and Chief Administrative Officer	1983
Michael J. Hannon	51	Senior Vice President and Chief Credit Officer	1982
Richard J. Johnson	51	Senior Vice President and Chief Financial Officer	2002
Samuel R. Patterson	49	Senior Vice President and Controller	1986
Helen P. Pudlin	58	Senior Vice President and General Counsel	1989
John J. Wixted, Jr.	56	Senior Vice President and Chief Risk Officer	2002
(1)	Where applicable, refers to year employed by predecessor company.
(2)	Also serves as a director of PNC.

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

Thomas K. Whitford was appointed Chief Administrative Officer in May 2007. From April 2002 through May 2007, he served as Chief Risk Officer.

Richard J. Johnson joined PNC in December 2002 and served as Senior Vice President and Director of Finance until his appointment as Chief Financial Officer of the Corporation effective in August 2005.

John J. Wixted, Jr. joined PNC as Senior Vice President and Chief Regulatory Officer in August 2002. He served in this role until May 2007, when he was appointed Chief Risk Officer.

DIRECTORS OF THE REGISTRANT The name, age and principal occupation of each of our directors as of February 15, 2008, and the year he or she first became a director is set forth below:

•	Richard O. Berndt, 65, Managing Partner of Gallagher, Evelius & Jones LLP (law firm), (2007),

•	Charles E. Bunch, 58, Chairman and Chief Executive Officer of PPG Industries, Inc. (coatings, sealants and glass products), (2007),

•	Paul W. Chellgren, 65, Operating Partner, SPG Partners, LLC, (private equity), (1995),

•	Robert N. Clay, 61, President and Chief Executive Officer of Clay Holding Company (investments), (1987),

•	George A. Davidson, Jr., 69, Retired Chairman of Dominion Resources, Inc. (public utility holding company), (1988),

•	Kay Coles James, 58, President and Founder of The Gloucester Institute (non-profit), (2006),

•	Richard B. Kelson, 61, Operating Advisor, Pegasus Capital Advisors, L.P., (private equity), (2002),

•	Bruce C. Lindsay, 66, Chairman and Managing Member of 2117 Associates, LLC (advisory company), (1995),

•	Anthony A. Massaro, 63, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (full-line manufacturer of welding and cutting products), (2002),

•	Jane G. Pepper, 62, President of Pennsylvania Horticultural Society (non-profit membership organization), (1997),

•	James E. Rohr, 59, Chairman and Chief Executive Officer of PNC, (1990),

•	Donald J. Shepard, 61, Chairman of the Executive Board and Chief Executive Officer, AEGON N.V. (insurance), (2007),

•	Lorene K. Steffes, 62, Independent Business Advisor, (2000),

•	Dennis F. Strigl, 61, President and Chief Operating Officer of Verizon Communications Inc. (telecommunications), (2001),

•	Stephen G. Thieke, 61, Retired Chairman, Risk Management Committee of JP Morgan Incorporated (financial and investment banking services), (2002),

•	Thomas J. Usher, 65, Retired Chairman of United States Steel Corporation (integrated steelmaker) and Chairman of Marathon Oil Corporation (oil and gas industry), (1992),

•	George H. Walls, Jr., 65, former Chief Deputy Auditor of the State of North Carolina, (2006),

•	Helge H. Wehmeier, 65, Retired President and Chief Executive Officer of Bayer Corporation (healthcare, crop protection, and chemicals), (1992).

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 15, 2008, there were 49,566 common shareholders of record.

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

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and restrictions on loans, dividends or advances from bank subsidiaries to the parent company, you may review “Supervision and Regulation” in Item 1 of this Report, “Liquidity Risk Management” in the Risk Management section and “Perpetual Trust Securities”, “PNC Capital Trust E Trust Preferred Securities” and “Acquired Entity Trust Preferred Securities” in the Off-Balance Sheet Arrangements and VIEs section of Item 7 of this Report, and Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the caption “Common Stock Prices/Dividends Declared” in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2007 in the table (with introductory paragraph and notes) that appears under Item 12 of this Report.

Our registrar, stock transfer agent, and dividend disbursing agent is:

Computershare Investor Services, LLC

250 Royall Street

Canton, MA 02021

800-982-7652

We include here by reference the information that appears under the caption “Common Stock Performance Graph” at the end of this Item 5.

(b)	Not applicable.

(c) Details of our repurchases of PNC common stock during the fourth quarter of 2007 are included in the following table:

In thousands, except per share data

2007 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – October 31	318	$70.86	145	24,855
November 1 – November 30	433	$70.48	145	24,710
December 1 – December 31	169	$69.39		24,710
Total	920	$70.41	290
(a)	Includes PNC common stock purchased under the program referred to in note (b) to this table and PNC common stock purchased in connection with our various employee benefit plans.
(b)	Our current stock repurchase program, allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and replaced the prior program, which was authorized in February 2005. This program will remain in effect until fully utilized or until modified, superseded or terminated.

Common Stock Performance Graph

This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2007, as compared with: (1) a selected peer group of our competitors, called the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of that year. The stock performance graph assumes that $100 was invested on January 1, 2003 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2002 Total Return = Price change plus reinvestment of dividends					5-Year Com-pound Growth Rate
	Dec02	Dec03	Dec04	Dec05	Dec06	Dec07
PNC	$100	136.06	148.25	165.41	204.29	187.41	13.39%
S&P 500 Index	$100	128.67	142.65	149.65	173.26	182.78	12.82%
S&P 500 Banks	$100	126.65	144.92	142.86	165.89	116.49	3.10%
Peer Group	$100	129.36	146.85	147.23	167.31	123.96	4.39%

The Peer Group for the preceding chart and table consists of the following companies: BB&T Corporation; Comerica Inc.; Fifth Third Bancorp; KeyCorp; National City Corporation; The PNC Financial Services Group, Inc.; SunTrust Banks, Inc.; U.S. Bancorp.; Wachovia Corporation; Regions Financial Corporation; and Wells Fargo & Co. The Peer Group shown is the Peer Group approved by the Board’s Personnel and Compensation Committee for 2007.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2002 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

ITEM 6 - SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2007	2006 (a)	2005	2004	2003

SUMMARY OF OPERATIONS
Interest income	$6,166	$4,612	$3,734	$2,752	$2,712
Interest expense	3,251	2,367	1,580	783	716
Net interest income	2,915	2,245	2,154	1,969	1,996
Provision for credit losses	315	124	21	52	177
Noninterest income	3,790	6,327	4,173	3,572	3,263
Noninterest expense	4,296	4,443	4,306	3,712	3,467
Income before minority interests and income taxes	2,094	4,005	2,000	1,777	1,615
Minority interest in income of BlackRock		47	71	42	47
Income taxes	627	1,363	604	538	539
Income before cumulative effect of accounting change	1,467	2,595	1,325	1,197	1,029
Cumulative effect of accounting change, net of tax					(28)
Net income	$1,467	$2,595	$1,325	$1,197	$1,001

PER COMMON SHARE
Basic earnings (loss)
Before cumulative effect of accounting change	$4.43	$8.89	$4.63	$4.25	$3.68
Cumulative effect of accounting change					(.10)
Net income	$4.43	$8.89	$4.63	$4.25	$3.58
Diluted earnings (loss)
Before cumulative effect of accounting change	$4.35	$8.73	$4.55	$4.21	$3.65
Cumulative effect of accounting change					(.10)
Net income	$4.35	$8.73	$4.55	$4.21	$3.55
Book value (At December 31)	$43.60	$36.80	$29.21	$26.41	$23.97
Cash dividends declared	$2.44	$2.15	$2.00	$2.00	$1.94
(a)	See Note (a) on page 18.

Certain prior-period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. See Note 2 Acquisitions and Divestitures in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on significant recent and planned business acquisitions and divestitures.

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

	At or for the year ended December 31
Dollars in millions, except as noted	2007	2006 (a)	2005	2004	2003

BALANCE SHEET HIGHLIGHTS
Assets	$138,920	$101,820	$91,954	$79,723	$68,168
Loans, net of unearned income	68,319	50,105	49,101	43,495	36,303
Allowance for loan and lease losses	830	560	596	607	632
Securities	30,225	23,191	20,710	16,761	15,690
Loans held for sale	3,927	2,366	2,449	1,670	1,400
Equity investments (b)	6,045	5,330	1,323	1,058	997
Deposits	82,696	66,301	60,275	53,269	45,241
Borrowed funds (c)	30,931	15,028	16,897	11,964	11,453
Shareholders’ equity	14,854	10,788	8,563	7,473	6,645
Common shareholders’ equity	14,847	10,781	8,555	7,465	6,636

ASSETS ADMINISTERED (in billions)
Managed (d)	$73	$54	$494	$383	$354
Nondiscretionary	113	86	84	93	87

FUND ASSETS SERVICED (in billions)
Accounting/administration net assets	$990	$837	$835	$721	$654
Custody assets	500	427	476	451	401

SELECTED RATIOS
Net interest margin	3.00%	2.92%	3.00%	3.22%	3.64%
Noninterest income to total revenue	57	74	66	64	62
Efficiency	64	52	68	67	66
Return on
Average common shareholders’ equity	10.53	27.97	16.58	16.82	15.06
Average assets	1.19	2.73	1.50	1.59	1.49

Loans to deposits	83	76	81	82	80
Dividend payout	55.0	24.4	43.4	47.2	54.5
Tier 1 risk-based capital	6.8	10.4	8.3	9.0	9.5
Common shareholders’ equity to total assets	10.7	10.6	9.3	9.4	9.7
Average common shareholders’ equity to average assets	11.3	9.8	9.0	9.4	9.9
(a)	Noninterest income for 2006 included the pretax impact of the following: gain on the BlackRock/Merrill Lynch Investment Managers (“MLIM”) transaction of $2.1 billion; securities portfolio rebalancing loss of $196 million; and mortgage loan portfolio repositioning loss of $48 million. Noninterest expense for 2006 included the pretax impact of BlackRock/MLIM transaction integration costs of $91 million. An additional $10 million of integration costs, recognized in the fourth quarter of 2006, were included in noninterest income as a negative component of the asset management line. The after-tax impact of these items was as follows: BlackRock/MLIM transaction gain - $1.3 billion; securities portfolio rebalancing loss - $127 million; mortgage loan portfolio repositioning loss - $31 million; and BlackRock/MLIM transaction integration costs - $47 million.
(b)	The balances at December 31, 2007 and December 31, 2006 include our investment in BlackRock.
(c)	Includes long-term borrowings of $12.6 billion, $6.6 billion, $6.8 billion, $5.7 billion and $5.8 billion for 2007, 2006, 2005, 2004 and 2003, respectively. Borrowings which mature more than one year after December 31, 2007 are considered to be long-term.
(d)	Assets under management at December 31, 2007 and December 31, 2006 do not include BlackRock’s assets under management as we deconsolidated BlackRock effective September 29, 2006.

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

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on driving positive operating leverage by achieving growth in revenue from our diverse business mix that exceeds growth in expenses as a result of disciplined cost management. In each of our business segments, the primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by providing convenient banking options and leading technology systems, providing a broad range of fee-based products and services, focusing on customer service, and through a significantly enhanced branding initiative. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

We have maintained a moderate risk profile characterized by strong credit quality and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. Our actions have created a strong balance sheet, ample liquidity and investment flexibility to adjust, where appropriate, to changing interest rates and market conditions. We continue to be disciplined in investing capital in our businesses while returning a portion to shareholders through dividends and share repurchases when appropriate.

ACQUISITION AND DIVESTITURE ACTIVITY

A summary of pending and recently completed acquisitions and divestitures is included under Item 1 and in Note 2 Acquisitions and Divestitures in the Notes To Consolidated Financial Statements in Item 8 of this Report.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality
•	Customer demand for other products and services,
•	Movement of customer deposits from lower to higher rate accounts or to investment alternatives,
•	The level of, direction, timing and magnitude of movement in interest rates, and the shape of the interest rate yield curve, and
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets.
•	The impact of credit spreads on valuations of commercial mortgage loans held for sale and the market for securitization and sale of these assets.

Starting in the middle of 2007, and continuing at present, there has been significant turmoil and volatility in worldwide financial markets, accompanied by uncertain prospects for the overall economy. Our performance in 2008 will be impacted by developments in these areas. In addition, our success in 2008 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	The successful integration of Yardville and progress toward closing and integrating the Sterling acquisition,
•	Completing the divestiture of Hilliard Lyons,
•	Continued development of the Mercantile franchise, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management and creating positive operating leverage,
•	Maintaining strong overall asset quality,
•	Prudent risk and capital management, and
•	Actions we take within the capital and other financial markets.

SUMMARY FINANCIAL RESULTS

	Year ended December 31
In billions, except for per share data	2007	2006
Net income	$1.467	$2.595
Diluted earnings per share	$4.35	$8.73
Return on
Average common shareholders’ equity	10.53%	27.97%
Average assets	1.19%	2.73%

We refer you to the Consolidated Income Statement Review portion of the 2006 Versus 2005 section of this Item 7 for significant items which collectively increased net income for 2006 by $1.1 billion, or $3.67 per diluted share.

Our performance in 2007 included the following accomplishments:

•

Our total assets at December 31, 2007 reached a record level of $139 billion, as further detailed in the Consolidated Balance Sheet Review section of this Item 7. We achieved growth by expanding our footprint, growing and deepening customer relationships, and enhancing product capabilities.

•	We differentiated ourselves with a diverse revenue mix of both interest and noninterest income. Noninterest income represented 57% of total revenue for 2007.
•

Overall asset quality remained strong, reflecting our commitment to maintain a moderate risk profile. While nonperforming assets increased in 2007 compared with 2006, the coverage ratio of the allowance for loan and lease losses to nonperforming loans was 190% and the allowance for loan and lease losses to total loans increased to 1.21% at December 31, 2007.

•	PNC continued to be well capitalized and maintained a strong liquidity position.
•

At December 31, 2007, our investment in BlackRock was $4.1 billion and, based upon the closing price of BlackRock’s common stock on that date, we had an additional $5.3 billion of pretax value that was not recognized.

BALANCE SHEET HIGHLIGHTS

Total assets were $138.9 billion at December 31, 2007 compared with $101.8 billion at December 31, 2006. The increase compared with December 31, 2006 was primarily due to the addition of approximately $21 billion of assets related to the Mercantile acquisition, growth in loans and higher securities available for sale.

Total average assets were $123.4 billion for 2007 compared with $95.0 billion for 2006. This increase reflected a $20.3 billion increase in average interest-earning assets and an increase in average other noninterest-earning assets. An increase of $12.9 billion in loans and a $5.2 billion increase in securities available for sale were the primary factors for the increase in average interest-earning assets.

The increase in average other noninterest-earning assets for 2007 reflected our equity investment in BlackRock, which averaged $3.8 billion for 2007 and which had been consolidated for the first nine months of 2006, and an increase in average goodwill of $3.6 billion primarily related to the Mercantile and Yardville acquisitions.

Average total loans were $62.5 billion for 2007 and $49.6 billion for 2006. The increase in average total loans included the effect of the Mercantile acquisition for 10 months of 2007 and higher commercial loans. The increase in average total loans included growth in commercial loans of $5.3 billion and growth in commercial real estate loans of $4.5 billion. Loans represented 64% of average interest-earning assets for both 2007 and 2006.

Average securities available for sale totaled $26.5 billion for 2007 and $21.3 billion for 2006. The 10-month impact of Mercantile contributed to the increase in average securities for the 2007 period, along with overall balance sheet growth. Securities available for sale comprised 27% of average interest-earning assets for both 2007 and 2006.

Average total deposits were $76.8 billion for 2007, an increase of $13.5 billion over 2006. Average deposits grew from the prior year primarily as a result of an increase in money market, noninterest-bearing demand deposits and retail certificates of deposit. These increases reflected the 10-month impact of the Mercantile acquisition and growth in deposits in Corporate & Institutional Banking.

Average total deposits represented 62% of average total assets for 2007 and 67% for 2006. Average transaction deposits were $50.7 billion for 2007 compared with $42.3 billion for 2006.

Average borrowed funds were $23.0 billion for 2007 and $15.0 billion for 2006. Increases of $3.2 billion in bank notes and senior debt, $2.5 billion in federal funds purchased and $1.5 billion in Federal Home Loan bank borrowings drove the increase in average borrowed funds compared with 2006.

Shareholders’ equity totaled $14.9 billion at December 31, 2007, compared with $10.8 billion at December 31, 2006. The increase resulted primarily from the Mercantile and Yardville acquisitions. See the Consolidated Balance Sheet Review section of this Item 7 for additional information.

LINE OF BUSINESS HIGHLIGHTS

We refer you to Item 1 of this Report under the captions Business Overview and Review of Lines of Business for an overview of our business segments and to the Business Segments Review section of this Item 7 for a Results Of Businesses – Summary table and further analysis of business segment results for 2007 and 2006, including presentation differences from Note 26. Total business segment earnings were $1.7 billion for 2007 and $1.5 billion for 2006.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 26 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Retail Banking

Retail Banking’s 2007 earnings increased $128 million, to $893 million, up 17% compared with 2006. The increase in earnings over the prior year was driven by acquisitions and strong fee income and customer growth, partially offset by increases in the provision for credit losses and continued investments in the business.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $432 million in 2007 compared with $454 million in 2006. While total revenue increased more than noninterest expense, earnings declined due to an increase in the provision for credit losses. Market-related declines in commercial mortgage- backed securities (“CMBS”) securitization activities and non-customer-related trading revenue resulted in a year-over-year reduction in noninterest income.

BlackRock

Our BlackRock business segment earned $253 million in 2007 and $187 million in 2006. Subsequent to the September 29, 2006 deconsolidation of BlackRock, these business segment earnings are determined primarily by taking our proportionate share of BlackRock’s earnings. Also, for this business segment presentation, after-tax BlackRock/MLIM transaction integration costs totaling $3 million and $65 million in 2007 and 2006, respectively, have been reclassified from BlackRock to “Other.”

PFPC

PFPC earned $128 million for 2007 compared with $124 million in 2006. Results for 2006 benefited from the impact of a $14 million reversal of deferred taxes related to earnings from foreign subsidiaries following management’s determination that the earnings would be indefinitely reinvested outside of the United States. Apart from the impact of this item, the earnings increase of $18 million in 2007 reflected the successful conversion of net new business, organic growth and market appreciation.

Other

“Other” incurred a loss of $239 million in 2007 compared with earnings for 2006 of $1.1 billion. “Other” for 2007 included the after-tax impact of the following:

•	Integration costs totaling $99 million after taxes,
•

A net after-tax charge of $83 million representing the net mark-to-market adjustment on our remaining BlackRock LTIP shares obligation partially offset by the gain recognized in connection with PNC’s first quarter transfer of BlackRock shares to satisfy a portion of our BlackRock LTIP shares obligation, and

•	A $53 million after-tax charge for an indemnification obligation related to certain Visa litigation.

“Other” earnings for 2006 included the $1.3 billion after-tax gain on the BlackRock/MLIM transaction recorded in the third quarter of 2006, partially offset by the after-tax impact of charges related to our third quarter 2006 balance sheet repositioning activities and BlackRock/MLIM integration costs. Further information regarding the BlackRock/MLIM transaction is included in Note 2 Acquisitions and Divestitures included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

A reconciliation of net interest income as reported in the Consolidated Income Statement (GAAP basis) to net interest income on a taxable-equivalent basis follows (in millions):

	For the year ended December 31,
	2007	2006	2005
Net interest income, GAAP basis	$2,915	$2,245	$2,154
Taxable-equivalent adjustment	27	25	33
Net interest income, taxable- equivalent basis	$2,942	$2,270	$2,187

Taxable-equivalent net interest income increased $672 million, or 30%, in 2007 compared with 2006. This increase was consistent with the $20.3 billion, or 26%, increase in average interest-earning assets during 2007 compared with 2006. The reasons driving the higher interest-earning assets in 2007 are further discussed in the Balance Sheet Highlights portion of the Executive Summary section of this Item 7.

We expect net interest income to be higher in 2008 compared with 2007, assuming our current expectations for interest rates and economic conditions. Our forward-looking statements are based on our current expectations that interest rates will remain low through most of 2008 and that economic conditions, although showing slower growth than in recent years, will avoid a recession.

NET INTEREST MARGIN

The net interest margin was 3.00% for 2007 and 2.92% for 2006. The following factors impacted the comparison:

•	The Mercantile acquisition.
•	The yield on interest-earning assets increased 35 basis points. The yield on loans, the single largest component, increased 31 basis points.
•

These factors were partially offset by an increase in the rate paid on interest-bearing liabilities of 25 basis points. The rate paid on interest-bearing deposits, the single largest component, increased 22 basis points.

•	The impact of noninterest-bearing sources of funding decreased 2 basis points in 2007 compared with the prior year.

Comparing yields and rates paid to the broader market, the average federal funds rate was 5.03% during 2007 compared with 4.96% for 2006.

We believe that net interest margins for our industry will continue to be impacted by competition for high quality loans and deposits and customer migration from lower to higher rate deposit or other products. We expect our net interest margin to improve slightly in 2008 compared with 2007, assuming our current expectations for interest rates and economic conditions.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $315 million for 2007 and $124 million for 2006. Of the total 2007 provision, $188 million was recorded in the fourth quarter, including approximately $45 million related to our Yardville acquisition. The higher provision in 2007 was also impacted by an increase in our real estate portfolio, including residential real estate development exposure, and growth in total credit exposure. Total residential real estate development outstandings were approximately $2.1 billion at December 31, 2007.

We do not expect to sustain asset quality at its current level. Given our projections for loan growth and continued credit deterioration, we expect nonperforming assets and the provision for credit losses will be higher in 2008 compared with 2007. Also, we expect that the level of provision for credit losses in the first quarter of 2008 will be modestly lower than the amount reported for the fourth quarter of 2007.

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income was $3.790 billion for 2007 and $6.327 billion for 2006. Noninterest income for 2007 included the impact of $83 million gain recognized in connection with our transfer of BlackRock shares to satisfy a portion of PNC’s LTIP obligation and a $210 million net loss representing the mark-to-market adjustment on our LTIP obligation.

Noninterest income for 2006 included the impact of the following items:

•	The gain on the BlackRock/MLIM transaction, which totaled $2.078 billion,
•	The effects of our third quarter 2006 balance sheet repositioning activities that resulted in charges totaling $244 million, and
•

PNC consolidated BlackRock in its results for the first nine months of 2006 but accounted for BlackRock on the equity method for the fourth quarter of 2006 and all of 2007. Had our BlackRock investment been on the equity method for all of 2006, BlackRock’s noninterest income reported by us would have been lower by $943 million for that year.

Apart from the impact of these items, noninterest income increased $367 million, or 10%, in 2007 compared with 2006 largely as a result of the Mercantile acquisition and growth in several fee income categories.

We expect that net interest income and noninterest income will increase in 2008 compared with 2007. We also believe that PNC will create positive operating leverage in 2008 with a percentage growth in total revenue relative to 2007 that will exceed the percentage growth in noninterest expense from 2007.

Additional analysis

Asset management fees totaled $784 million for 2007 and $1.420 billion for 2006. Our equity income from BlackRock has been included in asset management fees beginning with the fourth quarter of 2006. Asset management fees were higher in 2006 as the first nine months of 2006 reflected the impact of BlackRock’s revenue on a consolidated basis.

Assets managed at December 31, 2007 totaled $73 billion compared with $54 billion at December 31, 2006. This increase resulted primarily from the Mercantile acquisition. We refer you to the Retail Banking section of the Business Segments Review section of this Item 7 for further discussion of assets under management.

Fund servicing fees declined $58 million in 2007, to $835 million, compared with $893 million in the prior year. Amounts for 2006 included $117 million of distribution fee revenue at PFPC. Effective January 1, 2007, we refined our accounting and reporting of PFPC’s distribution fee revenue and related expense amounts and present these amounts net on a prospective basis. Prior to 2007, the distribution amounts were shown on a gross basis within fund servicing fees and within other noninterest expense and offset each other entirely with no impact on earnings.

Apart from the impact of the distribution fee revenue included in the 2006 amounts, fund servicing fees increased $59 million in 2007 compared with the prior year. Higher revenue from offshore operations, transfer agency, managed accounts and alternative investments contributed to the increase in

2007, reflecting net new business and growth from existing clients. The PFPC section of the Business Segments Review section of this Item 7 includes information on net fund assets and custody fund assets serviced.

Service charges on deposits increased $35 million, or 11%, to $348 million for 2007 compared with 2006. The increase was primarily due to the impact of Mercantile.

Brokerage fees increased $32 million, or 13%, to $278 million for 2007 compared with the prior year. The increase was primarily due to higher mutual fund-related revenues, continued growth in our fee-based fund advisory business and higher annuity income.

Consumer services fees increased $49 million, or 13%, to $414 million in 2007 compared with 2006. The increase reflected the impact of Mercantile, higher debit card revenues resulting from higher transaction volumes, and fees from the credit card business that began in the latter part of 2006.

Corporate services revenue was $713 million for 2007, an increase of $87 million, or 14%, over 2006. Higher revenue from commercial mortgage servicing including the impact of the ARCS acquisition, treasury management, third party consumer loan servicing activities and the Mercantile acquisition contributed to the increase in 2007 over the prior year.

Equity management (private equity) net gains on portfolio investments totaled $102 million in 2007 and $107 million in 2006. Based on the nature of private equity activities, net gains or losses may fluctuate from period to period.

Net securities losses totaled $5 million in 2007 and $207 million in 2006. We took actions during the third quarter of 2006 that resulted in the sale of approximately $6 billion of securities available for sale at an aggregate pretax loss of $196 million during that quarter.

Noninterest revenue from trading activities totaled $104 million in 2007 compared with $183 million in 2006. While customer trading income increased in comparison, total trading revenue declined in 2007 largely due to the lower economic hedging gains associated with commercial mortgage loan activity and economic hedging losses associated with structured resale agreements. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Item 7.

Net losses related to our BlackRock investment amounted to $127 million in 2007, representing the net of the mark-to-market adjustment on our LTIP obligation and gain recognized in connection with our transfer of shares to satisfy a portion of our LTIP obligation, compared with a net gain of $2.066 billion in 2006. The 2006 amount included the $2.078 billion gain on the BlackRock/MLIM transaction. See the BlackRock portion of the Business Segments Review section of Item 7 of this Report for further information.

Other noninterest income increased $29 million, to $344 million, in 2007 compared with 2006. Other noninterest income for 2007 included the negative impact in the fourth quarter of a $26 million valuation adjustment for commercial mortgage loans held for sale. In early 2008, spreads have been widening and there has been limited activity in the CMBS securitization market. We value our commercial mortgage loans held for sale based on securitization prices. Therefore, if these conditions continue, additional losses will be incurred that will be significantly higher than the losses incurred during the fourth quarter of 2007. However, we do not expect the impact to be significant to our capital position. Currently, these valuation losses are unrealized (non-cash) and all of the loans in this portfolio are performing.

Other noninterest income for 2006 included a $48 million loss incurred in the third quarter in connection with the rebalancing of our residential mortgage portfolio.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed and market price fluctuations.

PRODUCT REVENUE

In addition to credit products to commercial customers, Corporate & Institutional Banking offers other services, including treasury management and capital markets-related products and services, commercial loan servicing and insurance products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, increased 14% to $476 million for 2007 compared with $418 million for 2006. The higher revenue reflected continued expansion and client utilization of commercial payment card services, strong revenue growth in investment products and in various electronic payment and information services.

Revenue from capital markets-related products and services totaled $290 million for 2007 compared with $283 million in 2006. This increase was driven primarily by merger and acquisition advisory and related services.

Midland Loan Services offers servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes servicing fees and net interest income from servicing portfolio deposit balances, totaled $220 million for 2007 and $184 million for 2006, an increase of 20%. The revenue growth was primarily driven by growth in the commercial mortgage servicing portfolio and related services.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include annuities, life, credit life, health, and disability. Revenue from these products increased 4% to $74 million for 2007 compared with $71 million for 2006.

PNC, through subsidiary company Alpine Indemnity Limited, participates as a direct writer for its general liability, automobile liability, workers’ compensation, property and terrorism insurance programs. In the normal course of business, Alpine Indemnity Limited maintains insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments. We believe these reserves were adequate at December 31, 2007.

NONINTEREST EXPENSE

Total noninterest expense was $4.296 billion for 2007, a decrease of $147 million compared with $4.443 billion for 2006.

Item 6 of this Report includes our efficiency ratios for 2007 and 2006, along with information regarding certain significant items impacting noninterest income and expense in 2006.

Noninterest expense for 2007 included the following:

•	Acquisition integration costs of $102 million, and
•	A charge of $82 million for an indemnification obligation related to certain Visa litigation.

Noninterest expense for 2006 included the following:

•	The first nine months of 2006 included $765 million of expenses related to BlackRock, which was still consolidated during that time, and
•	BlackRock/MLIM transaction integration costs totaling $91 million.

Apart from the impact of these items, noninterest expense increased $525 million, or 15%, in 2007 compared with 2006. These increases were largely a result of the acquisition of Mercantile. Investments in growth initiatives were mitigated by disciplined expense management.

We expect to incur pretax integration costs of approximately $70 million in 2008 primarily related to our planned acquisition of Sterling and additional costs related to the Yardville and Albridge acquisitions.

EFFECTIVE TAX RATE

Our effective tax rate was 29.9% for 2007 and 34% for 2006. The lower effective tax rate in 2007 compared with the prior year reflected the impact of the following matters:

•	An increase in income taxes related to the gain from, and a $57 million cumulative adjustment to increase deferred income taxes in connection with, the BlackRock/MLIM transaction in 2006, and
•	Lower pretax income for the fourth quarter of 2007 had the impact of reducing the effective tax rate for the full year.

Our effective tax rate is sensitive to levels of pretax income as certain income tax credits and items not subject to income tax remain relatively constant. Based upon current projections, we believe that the effective tax rate will be approximately 31% in 2008, before considering the impact of the pending sale of Hilliard Lyons.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

December 31 - in millions	2007	2006
Assets
Loans, net of unearned income	$68,319	$50,105
Securities available for sale	30,225	23,191
Loans held for sale	3,927	2,366
Equity investments	6,045	5,330
Goodwill and other intangible assets	9,551	4,043
Other	20,853	16,785
Total assets	$138,920	$101,820
Liabilities
Funding sources	$113,627	$81,329
Other	8,785	8,818
Total liabilities	122,412	90,147
Minority and noncontrolling interests in consolidated entities	1,654	885
Total shareholders' equity	14,854	10,788
Total liabilities, minority and noncontrolling interests, and shareholders' equity	$138,920	$101,820

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Item 8 of this Report.

Our Consolidated Balance Sheet at December 31, 2007 reflects the addition of approximately $21 billion of assets resulting from our Mercantile acquisition and approximately $3 billion of assets related to our Yardville acquisition.

Various seasonal and other factors impact our period-end balances whereas average balances (discussed under the Balance Sheet Highlights section of this Item 7 and included in the Statistical Information section of Item 8 of this Report) are more indicative of underlying business trends.

An analysis of changes in selected balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $18.2 billion, or 36%, as of December 31, 2007 compared with December 31, 2006. Our Mercantile acquisition added $12.4 billion of loans including $4.9 billion of commercial, $4.8 billion of commercial real estate, $1.6 billion of consumer and $1.1 billion of residential mortgage loans. Our Yardville acquisition added $1.9 billion of loans.

Details Of Loans

December 31 - in millions	2007	2006
Commercial
Retail/wholesale	$6,653	$5,301
Manufacturing	4,563	4,189
Other service providers	3,014	2,186
Real estate related (a)	5,730	2,825
Financial services	1,226	1,324
Health care	1,260	707
Other	6,161	4,052
Total commercial	28,607	20,584
Commercial real estate
Real estate projects	6,114	2,716
Mortgage	2,792	816
Total commercial real estate	8,906	3,532
Lease financing	3,500	3,556
Total commercial lending	41,013	27,672
Consumer
Home equity	14,447	13,749
Automobile	1,513	1,135
Other	2,366	1,631
Total consumer	18,326	16,515
Residential mortgage	9,557	6,337
Other	413	376
Unearned income	(990)	(795)
Total, net of unearned income	$68,319	$50,105
(a)	Includes loans related to customers in the real estate, rental, leasing and construction industries.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets. See Note 5 Loans, Commitments To Extend Credit and Concentrations of Credit Risk in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Commercial lending outstandings in the table above are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated $713 million, or 86%, of the total allowance for loan and lease losses at December 31, 2007 to these loans. We allocated $68 million, or 8%, of the remaining allowance at that date to consumer loans and $49 million, or 6%, to all other loans. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

December 31 - in millions	2007	2006
Commercial	$39,171	$32,265
Consumer	10,875	9,239
Commercial real estate	2,734	2,752
Other	567	579
Total	$53,347	$44,835

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $8.9 billion at December 31, 2007 and $8.3 billion at December 31, 2006. Consumer home equity lines of credit accounted for 80% of consumer unfunded credit commitments.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $9.4 billion at December 31, 2007 and $6.0 billion at December 31, 2006 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

In addition to credit commitments, our net outstanding standby letters of credit totaled $4.8 billion at December 31, 2007 and $4.4 billion at December 31, 2006. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur. At December 31, 2007, the largest industry concentration was for general medical and surgical hospitals, which accounted for approximately 5% of the total letters of credit and bankers’ acceptances.

Leases and Related Tax Matters

The lease portfolio totaled $3.5 billion at December 31, 2007. Aggregate residual value at risk on the lease portfolio at December 31, 2007 was $1.1 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. The portfolio included approximately $1.7 billion of cross-border leases at December 31, 2007. Cross-border leases are leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We have not entered into cross-border lease transactions since 2003.

We have reached a settlement with the Internal Revenue Service (IRS) regarding our tax liability related to cross- border lease transactions, principally arising from adjustments to the timing of income tax deductions in connection with IRS examinations of our 1998-2003 consolidated Federal income tax returns. The impact of the final settlement was included in results of operations for 2007 and was not material. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding our adoption of FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”

SECURITIES

Details of Securities

In millions	Amortized Cost	Fair Value
December 31, 2007
SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$21,147	$20,952
Commercial mortgage-backed	5,227	5,264
Asset-backed	2,878	2,770
U.S. Treasury and government agencies	151	155
State and municipal	340	336
Other debt	85	84
Corporate stocks and other	662	664
Total securities available for sale	$30,490	$30,225
December 31, 2006
SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$17,325	$17,208
Commercial mortgage-backed	3,231	3,219
Asset-backed	1,615	1,609
U.S. Treasury and government agencies	611	608
State and municipal	140	139
Other debt	90	87
Corporate stocks and other	321	321
Total securities available for sale	$23,333	$23,191

Securities represented 22% of total assets at December 31, 2007 and 23% of total assets at December 31, 2006. Our acquisition of Mercantile included approximately $2 billion of securities classified as available for sale. The increase in total securities compared with December 31, 2006 was primarily due to higher balances in residential mortgage-backed, commercial mortgage-backed and asset-backed securities.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At December 31, 2007, the securities available for sale balance included a net unrealized loss of $265 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $142 million. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax. The fair value of securities available for sale generally decreases when interest rates increase and vice versa.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 3 years and 6 months at December 31, 2007 and 3 years and 8 months at December 31, 2006.

We estimate that at December 31, 2007 the effective duration of securities available for sale was 2.8 years for an immediate 50 basis points parallel increase in interest rates and 2.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2006 were 2.6 years and 2.2 years, respectively.

LOANS HELD FOR SALE

Loans held for sale totaled $3.9 billion at December 31, 2007 compared with $2.4 billion a year ago.

Loans held for sale included commercial mortgage loans intended for securitization totaling $2.1 billion at December 31, 2007 and $.9 billion at December 31, 2006. The balance at December 31, 2007 increased as market conditions were not conducive to completing securitization transactions during the fourth quarter of 2007. We also reduced our origination activity in early 2008. During the fourth quarter of 2007, a lower of cost or fair value adjustment was recorded of $26 million. This loss was reflected in the other noninterest income line item in our Consolidated Income Statement and in the results of the Corporate & Institutional Banking business segment. In early 2008, spreads have been widening and there has been limited activity in the CMBS securitization market. We value our commercial mortgage loans held for sale based on securitization prices. Therefore, if these conditions continue, additional losses will be incurred that will be significantly higher than the losses incurred during the fourth quarter of 2007. However, we do not expect the impact to be significant to our capital position. Currently, these valuation losses are unrealized (non-cash) and all of the loans in this portfolio are performing.

Loans held for sale also included education loans held for sale of $1.5 billion at December 31, 2007 and $1.3 billion at December 31, 2006. Historically, we classified substantially all of our education loans as loans held for sale. Gains on sales of education loans totaled $24 million in 2007, $33 million for 2006 and $19 million for 2005. These gains are reflected in the other noninterest income line item in our Consolidated Income Statement and in the results of the Retail Banking business segment.

In the past, we have sold education loans to issuers of asset-backed paper when the loans are placed into repayment status. Recently, the secondary markets for education loans have been impacted by liquidity issues similar to other asset classes. As a result, we believe the ability to sell education loans and generate related gains will be limited in 2008. Given this outlook and the economic and customer relationship value inherent in this product, in February 2008, we transferred the loans at lower of cost or market value from held for sale to the loan portfolio.

GOODWILL AND OTHER INTANGIBLE ASSETS

The sum of goodwill and other intangible assets increased $5.5 billion at December 31, 2007 compared with the prior year end, to $9.6 billion. We added $4.7 billion of goodwill and other intangible assets in connection with the Mercantile acquisition. In addition, our acquisitions of ARCS, Yardville and Albridge collectively added $.9 billion of goodwill and other intangible assets during 2007. Additional information is included in Note 7 Goodwill And Other Intangible Assets in the Notes To Consolidated Financial Statements under Item 8 of this Report.

OTHER ASSETS

The increase of $4.1 billion in “Assets-Other” in the preceding “Summarized Balance Sheet Data” table included the impact of a $1.0 billion increase in Federal funds sold and resale agreements and a $1.0 billion increase in other short-term investments, including trading securities.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

December 31 - in millions	2007	2006
Deposits
Money market	$32,785	$28,580
Demand	20,861	16,833
Retail certificates of deposit	16,939	14,725
Savings	2,648	1,864
Other time	2,088	1,326
Time deposits in foreign offices	7,375	2,973
Total deposits	82,696	66,301
Borrowed funds
Federal funds purchased	7,037	2,711
Repurchase agreements	2,737	2,051
Federal Home Loan Bank borrowing	7,065	42
Bank notes and senior debt	6,821	3,633
Subordinated debt	4,506	3,962
Other	2,765	2,629
Total borrowed funds	30,931	15,028
Total	$113,627	$81,329

Total funding sources increased $32.3 billion at December 31, 2007 compared with the balance at December 31, 2006, as total deposits increased $16.4 billion and total borrowed funds increased $15.9 billion. Our acquisition of Mercantile added $12.5 billion of deposits and $2.1 billion of borrowed funds. The Yardville acquisition resulted in $2.0 billion of deposits.

During the first quarter of 2007 we issued borrowings to fund the $2.1 billion cash portion of the Mercantile acquisition. The remaining increase in borrowed funds was the result of growth in loans and securities and the need to fund other net changes in our balance sheet. During the second half of 2007 we substantially increased Federal Home Loan Bank borrowings, which provided us with additional liquidity at relatively attractive rates. The Liquidity Risk Management section of this Item 7 contains further details regarding actions we have taken which impacted our borrowed funds balances during 2007 and early 2008.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $4.1 billion, to $14.9 billion, at December 31, 2007 compared with December 31, 2006. In addition to the net impact of earnings and dividends in 2007, this increase reflected a $2.5 billion reduction in treasury stock and a $1.0 billion increase in capital surplus, largely due to the issuance of PNC common shares for the Mercantile and Yardville acquisitions.

Common shares outstanding were 341 million at December 31, 2007 and 293 million at December 31, 2006. The increase in shares during 2007 reflected the issuance of approximately 53 million shares in connection with the Mercantile acquisition and approximately 3 million shares in connection with the Yardville acquisition.

In October 2007, our Board of Directors terminated the prior program and approved a new stock repurchase program to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This new program will remain in effect until fully utilized or until modified, superseded or terminated. During 2007, we purchased 11 million common shares under our new and prior common stock repurchase programs at a total cost of approximately $800 million.

The extent and timing of additional share repurchases under the new program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory limitations resulting from merger activity, and the potential impact on our credit rating. We do not expect to actively engage in share repurchase activity for the foreseeable future.

Risk-Based Capital

December 31 - dollars in millions	2007	2006
Capital components
Shareholders’ equity
Common	$14,847	$10,781
Preferred	7	7
Trust preferred capital securities	572	965
Minority interest	985	494
Goodwill and other intangibles	(8,853)	(3,566)
Eligible deferred income taxes on intangible assets	119	26
Pension, other postretirement and postemployment benefit plan adjustments	177	148
Net unrealized securities losses, after tax	167	91
Net unrealized losses (gains) on cash flow hedge derivatives, after tax	(175)	13
Equity investments in nonfinancial companies	(31)	(30)
Other, net		(5)
Tier 1 risk-based capital	7,815	8,924
Subordinated debt	3,024	1,954
Eligible allowance for credit losses	964	681
Total risk-based capital	$11,803	$11,559
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$115,132	$85,539
Adjusted average total assets	126,139	95,590
Capital ratios
Tier 1 risk-based	6.8%	10.4%
Total risk-based	10.3	13.5
Leverage	6.2	9.3
Tangible capital
Common shareholders’ equity	$14,847	$10,781
Goodwill and other intangibles	(8,853)	(3,566)
Eligible deferred income taxes on intangible assets	119	26
Tangible capital	$6,113	$7,241
Total assets excluding goodwill and other intangible assets, net of eligible deferred income taxes	$130,185	$98,280
Tangible common equity	4.7%	7.4%

The declines in capital ratios from December 31, 2006 were primarily due to the impact of acquisitions, which increased risk-weighted assets and goodwill, common share repurchases and organic balance sheet growth.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution's capital strength.

At December 31, 2007 and December 31, 2006, each of our domestic bank subsidiaries was considered “well capitalized” based on US regulatory capital ratio requirements. See the Supervision And Regulation section of Item 1 of this Report and Note 22 Regulatory Matters in the Notes To Consolidated

Financial Statements in Item 8 of this Report for additional information. We believe our bank subsidiaries will continue to meet these requirements in 2008.

We refer you to the “Perpetual Trust Securities” and “PNC Capital Trust E Trust Preferred Securities” portions of the Off-Balance Sheet Arrangements And VIEs section of this Item 7 for a discussion of two February 2008 hybrid capital securities issuances totaling $825 million that qualify as Tier 1 regulatory capital.

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

The following provides a summary of variable interest entities (“VIEs”), including those in which we hold a significant variable interest but have not consolidated and those that we have consolidated into our financial statements as of December 31, 2007 and 2006.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2007
Market Street	$5,304	$5,330	$9,019	(a)
Collateralized debt obligations	255	177	6
Partnership interests in low income housing projects	50	34	8
Total	$5,609	$5,541	$9,033
December 31, 2006
Market Street	$4,020	$4,020	$6,117	(a)
Collateralized debt obligations	815	570	22
Partnership interests in low income housing projects	33	30	8
Total	$4,868	$4,620	$6,147
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $8.8 billion and other credit enhancements of $.2 billion at December 31, 2007. The comparable amounts at December 31, 2006 were $5.6 billion and $.6 billion, respectively. These liquidity commitments are included in the Net Unfunded Credit Commitments table in the Consolidated Balance Sheet Review section of this Report.

Market Street

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2007 and 2006, Market Street met all of its funding needs through the issuance of commercial paper.

At December 31, 2007 Market Street commercial paper outstanding was $5.1 billion compared with $3.9 billion for the prior year-end. The weighted average maturity of the commercial paper was 32 days at December 31, 2007 compared with 23 days at December 31, 2006.

In the ordinary course of business during 2007, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $113 million with an average of $27 million and a year-end position of less than $1 million. This compares with a maximum daily position of $105 million with an average of $12 million during 2006. PNC Capital Markets did not own any Market Street commercial paper at December 31, 2006. PNC made no other purchases of Market Street commercial paper during 2007 or 2006.

PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. PNC recognized program administrator fees and commitments fees related to PNC’s portion of the liquidity facilities of $12.6 million and $4.1 million, respectively, for the year ended December 31, 2007.

PNC views its credit exposure for the Market Street transactions as limited. Neither creditors nor investors in Market Street have any recourse to our general credit. The commercial paper obligations at December 31, 2007 and 2006 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Of the $8.8 billion of liquidity facilities provided by PNC at December 31, 2007, only $2.8 billion required PNC to fund if the assets are in default.

Program-level credit enhancement in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities, is provided by PNC and Ambac, a monoline insurer. PNC provides 25% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires on March 23, 2012. See Note 5 Loans, Commitments To Extend Credit and Concentrations of Credit Risk and Note 24 Commitments and Guarantees included in Item 8 of this Report for additional information. The monoline insurer provides the remaining 75% of the enhancement in the form of a surety bond. The cash collateral account is subordinate to the surety bond.

Market Street was restructured as a limited liability company in October 2005 and entered into a Subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.6 million as of December 31, 2007. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

Assets of Market Street Funding LLC

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
December 31, 2007 (a)
Trade receivables	$1,375	$2,865	2.63
Automobile financing	1,387	1,565	4.06
Collateralized loan obligations	519	1,257	2.54
Credit cards	769	775.26
Residential mortgage	37	720.90
Other	1,031	1,224	1.89
Cash and miscellaneous receivables	186
Total	$5,304	$8,406	2.41
December 31, 2006 (a)
Trade receivables	$1,165	$2,429	2.14
Automobile financing	335	560	2.64
Collateralized loan obligations	129	146	5.92
Credit cards	814	819.29
Residential mortgage	501	618.38
Other	914	1,084	2.21
Cash and miscellaneous receivables	162
Total	$4,020	$5,656	1.84
(a)	Market Street did not recognize an asset impairment charge or experience a rating downgrade on its assets during 2007 or 2006.

Market Street Commitments by Credit Rating (a)

	December 31, 2007	December 31, 2006
AAA/Aaa	19%	10%
AA/Aa	6	5
A/A	72	77
BBB/Baa	3	8
Total	100%	100%
a)	Not all Facilities are explicitly rated by the rating agencies. Facilities are structured to meet rating agency standards for comparably structured transactions.

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

PNC considers changes to the variable interest holders (such as new expected loss note investors and changes to program- level credit enhancement providers), terms of expected loss notes, and new types of risks (such as foreign currency or interest rate) in Market Street as reconsideration events. PNC reviews the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred. As indicated earlier, 75% of the program-level credit enhancement is provided by Ambac in the form of a surety bond. PNC Bank, N.A., in the role of program administrator, is closely following market developments relative to the rating agency outlooks of monoline insurers. Ambac is currently rated AAA by two of the three major rating agencies and AA by the other agency. This rating change has not impacted the Market Street commercial paper ratings of A1/P1. Various alternatives to the program-level enhancement are under consideration if future rating changes impact either the ratings of Market Street commercial paper or its financial results.

Based on current accounting guidance and market conditions, we do not have to consolidate Market Street into our consolidated financial statements. However, if PNC would be determined to be the primary beneficiary under FIN 46R, we would consolidate the conduit at that time. To the extent that the par value of the assets in Market Street exceeded the fair value of the assets upon consolidation, the difference would be recognized by PNC as a loss in our Consolidated Income Statement in that period. Based on the fair value of the assets held by Market Street at December 31, 2007, this reduction in earnings would not have had a material impact on our risk-based capital ratios, credit ratings or debt covenants.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
December 31, 2007	$1,110	$1,110
December 31, 2006	$834	$834

The table above reflects the aggregate assets and liabilities of VIEs that we have consolidated in our financial statements.

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

We consolidated those LIHTC investments in which we own a majority of the limited partnership interests and are deemed to be primary beneficiary. We also consolidated entities in which we, as a national syndicator of affordable housing equity, serve as the general partner, and no other entity owns a majority of the limited partnership interests (together with the investments described above, the “LIHTC investments”). In these syndication transactions, we create funds in which our subsidiary is the general partner and sells limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The fund’s limited partners can generally remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees by managing the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. The assets are primarily included in Equity Investments on our Consolidated Balance Sheet. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and debt of these LIHTC investments are provided in the Consolidated VIEs – PNC Is Primary Beneficiary table and reflected in the “Other” business segment.

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

In February 2008, PNC Preferred Funding LLC sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (“Trust III”) in a private placement. In connection with the private placement, Trust III acquired $375 million of LLC Preferred Securities.

PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, Trust II and Trust III’s investment in the LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II or Trust III. This minority interest totaled approximately $980 million at December 31, 2007 (excluding Trust III, which was not yet formed). Each Trust I Security is automatically exchangeable into a share of Series F Non-Cumulative Perpetual Preferred Stock of PNC Bank, N.A. (the “PNC Bank Preferred Stock”), each Trust II Security is automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC (the “Series I Preferred Stock”), and each Trust III Security is automatically exchangeable into a share of Series J Non-Cumulative Perpetual Preferred Stock of PNC, in each case under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

We entered into a replacement capital covenant in connection with each of the closing of the Trust Securities sale (the “Trust

Covenant”) and the closing of the Trust II Securities sale (the “Trust II Covenant”), in each case for the benefit of holders of a specified series of our long-term indebtedness (the “Covered Debt”). As of December 31, 2007, Covered Debt consists of our $200 million Floating Rate Junior Subordinated Notes issued on June 9, 1998.

We agreed in the Trust Covenant that neither we nor our subsidiaries (other than PNC Bank, N.A. and its subsidiaries) would purchase the Trust Securities, the LLC Preferred Securities or the PNC Bank Preferred Stock (collectively, the “Trust Covered Securities”) unless: (i) we have received the prior approval of the Federal Reserve Board, if such approval is then required under the Federal Reserve Board’s capital guidelines applicable to bank holding companies and (ii) during the 180-day period prior to the date of purchase, we or our subsidiaries, as applicable, have received proceeds from the sale of Qualifying Securities in the amounts specified in the Trust Covenant (which amounts will vary based on the type of securities sold). The Trust Covenant does not apply to redemptions of the Trust Covered Securities by the issuers of those securities.

We agreed in the Trust II Covenant that until March 29, 2017, neither we nor our subsidiaries would purchase or redeem the Trust II Securities, the LLC Preferred Securities or the Series I Preferred Stock (collectively, the “Trust II Covered Securities”), unless: (i) we have received the prior approval of the Federal Reserve Board, if such approval is then required under the Federal Reserve Board’s capital guidelines applicable to bank holding companies and (ii) during the 180-day period prior to the date of purchase, PNC, PNC Bank, N.A. or PNC Bank N.A.’s subsidiaries, as applicable, have received proceeds from the sale of Qualifying Securities in the amounts specified in the Trust II Covenant (which amounts will vary based on the type of securities sold).

“Qualifying Securities” means debt and equity securities having terms and provisions that are specified in the Trust Covenant or the Trust II Covenant, as applicable and that, generally described, are intended to contribute to our capital base in a manner that is similar to the contribution to our capital base made by the Trust Covered Securities or the Trust II Covered Securities, as applicable. We filed a copy of each of the Trust Covenant and the Trust II Covenant with the SEC as Exhibit 99.1 to PNC’s Form 8-K filed on December 8, 2006 and as Exhibit 99.1 to PNC’s Form 8-K filed on March 30, 2007, respectively.

PNC Bank, N.A. has contractually committed to Trust I that if full dividends are not paid in a dividend period on the Trust Securities, LLC Preferred Securities or any other parity equity securities issued by the LLC, neither PNC Bank, N.A. nor its subsidiaries will declare or pay dividends or other distributions with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its equity capital securities during the next succeeding period (other than to holders of the LLC Preferred Securities and any parity equity securities issued by the LLC) except: (i) in the case of dividends payable to subsidiaries of PNC Bank, N.A., to PNC Bank, N.A. or another wholly-owned subsidiary of PNC Bank, N.A. or (ii) in the case of dividends payable to persons that are not subsidiaries of PNC Bank, N.A., to such persons only if, (A) in the case of a cash dividend, PNC has first irrevocably committed to contribute amounts at least equal to such cash dividend or (B) in the case of in-kind dividends payable by PNC REIT Corp., PNC has committed to purchase such in-kind dividend from the applicable PNC REIT Corp. holders in exchange for a cash payment representing the market value of such in-kind dividend, and PNC has committed to contribute such in-kind dividend to PNC Bank, N.A.

PNC has contractually committed to each of Trust II and Trust III that if full dividends are not paid in a dividend period on the Trust II Securities or the Trust III Securities, as applicable, or the LLC Preferred Securities held by Trust II or Trust III, as applicable, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period, other than: (i) purchases, redemptions or other acquisitions of shares of capital stock of PNC in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) purchases of shares of common stock of PNC pursuant to a contractually binding requirement to buy stock existing prior to the commencement of the extension period, including under a contractually binding stock repurchase plan, (iii) any dividend in connection with the implementation of a shareholders’ rights plan, or the redemption or repurchase of any rights under any such plan, (iv) as a result of an exchange or conversion of any class or series of PNC’s capital stock for any other class or series of PNC’s capital stock, (v) the purchase of fractional interests in shares of PNC capital stock pursuant to the conversion or exchange provisions of such stock or the security being converted or exchanged or (vi) any stock dividends paid by PNC where the dividend stock is the same stock as that on which the dividend is being paid. We filed a copy of the Exchange Agreements containing those dividend restrictions with the SEC as Exhibit 4.16 to PNC’s Form 8-K filed on March 30, 2007 and as Exhibit 99.1 to PNC’s Form 8-K filed on February 19, 2008, respectively.

PNC Capital Trust E Trust Preferred Securities

In February 2008, PNC Capital Trust E issued $450 million of 7 3/4% Trust Preferred Securities due March 15, 2068 (the “Trust E Securities”). PNC Capital Trust E’s only assets are $450 million of 7 3/4% Junior Subordinated Notes due March 15, 2068 and issued by PNC (the “JSNs”). The Trust E Securities are fully and unconditionally guaranteed by PNC.

We may, at our option, redeem the JSNs at 100% of their principal amount on or after March 15, 2013. We have agreed to redeem the JSNs on March 15, 2038, but only out of net proceeds from the sale of certain replacement capital securities described in the JSN indenture. The Trust E Securities will be redeemed at the time of the JSN redemption.

If we defer interest on the JSNs and either pay current interest or the fifth anniversary of the deferral passes, we are obligated to issue certain qualifying securities defined in the JSN indenture to raise proceeds to fund the payment of accrued and unpaid interest.

In addition, we have entered into a replacement capital covenant (the “Trust E Covenant”) for the benefit of holders of a specified series of our long-term indebtedness (the “Trust E Covered Debt”). As of February 13, 2008, the Trust E Covered Debt consists of our $300 million 6.125% Junior Subordinated Notes issued in December 2003. We agreed in the Trust E Covenant that neither PNC nor its subsidiaries will repay, redeem or purchase the JSNs or the Trust E Securities on or after March 15, 2038 unless: (i) we have obtained the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board; and (ii) subject to certain limitations, during the 180-day period prior to the date of repayment, redemption or purchase, we have received proceeds from the sale of Trust E Qualifying Securities in the amounts specified in the Trust E Covenant (which amounts will vary based on the redemption date and the type of securities sold). “Trust E Qualifying Securities” means debt and equity securities having terms and provisions that are specified in the Trust E Covenant and that, generally described, are intended to contribute to our capital base in a manner that is similar to the contribution to our capital base made by the Trust E Covered Securities.

The Trust E Covenant will terminate upon the earlier to occur of (i) March 15, 2048, (ii) the date on which the JSNs are otherwise redeemed in full, (iii) the date on which the holders of a majority of the principal amount of the Trust E Covered Debt agree to terminate the Trust E Covenant, (iv) the date on which we no longer have outstanding any indebtedness eligible to qualify as covered debt or (v) the occurrence of an event of default and acceleration of the JSNs under the related indenture. We filed a copy of the Trust E Covenant with the SEC as Exhibit 99.1 to PNC’s Form 8-K filed February 13, 2008.

In connection with the closing of the Trust E Securities sale, we agreed that, if we have given notice of our election to defer interest payments on the JSNs or a related deferral period is continuing, then PNC would be subject during such period to restrictions on dividends and other provisions protecting the status of the JSN debenture holder similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described above.

Acquired Entity Trust Preferred Securities

As a result of the Mercantile and Yardville acquisitions, we assumed obligations with respect to $73 million in principal amount of junior subordinated debentures issued by the acquired entities. Under the terms of these debentures, if there is an event of default under the debentures or PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts or there is a default under PNC’s guarantee of such payment obligations, PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described above.

BUSINESS SEGMENTS REVIEW

We have four major businesses engaged in providing banking, asset management and global fund processing products and services. Business segment results, including inter-segment revenues, and a description of each business are included in Note 26 Segment Reporting included in the Notes To Consolidated Financial Statements under Item 8 of this Report.

Certain revenue and expense amounts included in this Business Segments Review differ from the amounts shown in Note 26 due to the presentation in this Business Segments Review of business revenue on a taxable-equivalent basis, the inclusion of BlackRock/MLIM transaction integration costs in the “Other” category, and income statement classification differences related to PFPC. Also, the presentation of BlackRock results for the 2006 period have been modified in this Business Segments Review as described on page 41 to conform with our current period presentation.

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We have assigned capital equal to 6% of funds to Retail Banking to reflect the capital required for well-capitalized domestic banks and to approximate market comparables for this business. The capital assigned for PFPC reflects its legal entity shareholders' equity.

BlackRock business segment results for the nine months ended September 30, 2006 reflected our majority ownership in BlackRock during that period. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, our ownership interest was reduced to approximately 34%. Since that date, our investment in BlackRock has been accounted for under the equity method but continues to be a separate reportable business segment of PNC. We describe our presentation method for the BlackRock segment for this Business Segments Review and our Line of Business Highlights on page 41.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Item 7 Financial Review includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, BlackRock/MLIM transaction and acquisition integration costs, asset and liability management activities, net securities gains or losses, certain trading activities and equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), intercompany eliminations, and most corporate overhead.

Employee data as reported by each business segment in the tables that follow reflect staff directly employed by the respective businesses and excludes corporate and shared services employees. Prior period employee statistics generally are not restated for organizational changes.

Results Of Businesses - Summary

	Earnings		Revenue (a)		Average Assets (b)
Year ended December 31 - dollars in millions	2007	2006	2007	2006	2007	2006
Retail Banking	$893	$765	$3,801	$3,125	$42,424	$29,248
Corporate & Institutional Banking	432	454	1,538	1,455	29,052	24,822
BlackRock (c)(d)	253	187	338	1,170	4,259	3,937
PFPC (e)	128	124	831	762	2,476	2,204
Total business segments	1,706	1,530	6,508	6,512	78,211	60,211
Other (c )(f) (g)	(239)	1,065	224	2,085	45,207	34,801
Total consolidated	$1,467	$2,595	$6,732	$8,597	$123,418	$95,012

(a)	Business segment revenue is presented on a taxable-equivalent basis. The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP. The following is a reconciliation of total consolidated revenue on a book (GAAP) basis to total consolidated revenue on a taxable-equivalent basis:

Year ended December 31 - dollars in millions	2007	2006
Total consolidated revenue, book (GAAP) basis	$6,705	$8,572
Taxable-equivalent adjustment	27	25
Total consolidated revenue, taxable-equivalent basis	$6,732	$8,597
(b)	Period-end balances for BlackRock and PFPC.
(c)	For our segment reporting presentation in this Business Segments Review and our Line of Business Highlights, after-tax BlackRock/MLIM transaction integration costs totaling $3 million and $65 million for 2007 and 2006 have been reclassified from BlackRock to “Other.” “Other” for 2007 also includes $96 million of after-tax acquisition integration costs and $53 million of after-tax Visa indemnification costs.
(d)	For full year 2007 and the fourth quarter of 2006, revenue represents our equity income from BlackRock. For the first nine months of 2006, revenue represents the sum of total operating revenue and nonoperating income.
(e)	PFPC revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs. Servicing revenue amounts for 2006 have been reclassified to conform with the current period presentation.
(f)	“Other” for 2006 included the $2.1 billion pretax, or $1.3 billion after-tax, gain on the BlackRock/MLIM transaction.
(g)	“Other” average assets are comprised primarily of securities available for sale and residential mortgage loans associated with asset and liability management activities. The average total balance increased in 2007 compared with 2006 primarily due to acquisitions and purchases of securities.

RETAIL BANKING

Year ended December 31 Taxable-equivalent basis Dollars in millions	2007	2006
INCOME STATEMENT
Net interest income	$2,065	$1,678
Noninterest income
Asset management	466	352
Service charges on deposits	339	304
Brokerage	269	236
Consumer services	399	348
Other	263	207
Total noninterest income	1,736	1,447
Total revenue	3,801	3,125
Provision for credit losses	138	81
Noninterest expense	2,239	1,827
Pretax earnings	1,424	1,217
Income taxes	531	452
Earnings	$893	$765
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$14,209	$13,813
Indirect	1,897	1,052
Other consumer	1,597	1,248
Total consumer	17,703	16,113
Commercial and commercial real estate	12,534	5,721
Floor plan	978	910
Residential mortgage	1,992	1,440
Other	230	242
Total loans	33,437	24,426
Goodwill and other intangible assets	5,061	1,581
Loans held for sale	1,564	1,607
Other assets	2,362	1,634
Total assets	$42,424	$29,248
Deposits
Noninterest-bearing demand	$10,513	$7,841
Interest-bearing demand	8,876	7,906
Money market	16,786	14,750
Total transaction deposits	36,175	30,497
Savings	2,678	2,035
Certificates of deposit	16,637	13,861
Total deposits	55,490	46,393
Other liabilities	621	553
Capital	3,558	2,986
Total funds	$59,669	$49,932
PERFORMANCE RATIOS
Return on average capital	25%	26%
Noninterest income to total revenue	46	46
Efficiency	59	58
OTHER INFORMATION (a)
Credit-related statistics:
Nonperforming assets (b)	$225	$106
Net charge-offs	$131	$85
Net charge-off ratio	.39%	.35%
Home equity portfolio credit statistics: (c)
% of first lien positions	39%	43%
Weighted average loan-to-value ratios	73%	70%
Weighted average FICO scores	727	728
Loans 90 days past due	.37%	.24%
Checking-related statistics: (c)
Retail Banking checking relationships	2,272,000	1,954,000
Consumer DDA households using online banking	1,091,000	938,000
% of consumer DDA households using online banking	54%	53%

Year ended December 31 Taxable-equivalent basis Dollars in millions	2007	2006
Checking-related statistics: (c) (continued)
Consumer DDA households using online bill payment	667,000	404,000
% of consumer DDA households using online bill payment	33%	23%
Small business loans and managed deposits: (c)
Small business loans	$13,049	$5,116
Managed deposits:
On-balance sheet
Noninterest-bearing demand	$5,994	$4,383
Interest-bearing demand	1,873	1,649
Money market	3,152	2,592
Certificates of deposit	1,068	802
Off-balance sheet (d)
Small business sweep checking	2,780	1,733
Total managed deposits	$14,867	$11,159
Brokerage statistics:
Margin loans	$151	$163
Financial consultants (e)	769	758
Full service brokerage offices	100	99
Brokerage account assets (billions)	$48	$46
Other statistics:
Gains on sales of education loans (f)	$24	$33
Full-time employees	12,036	9,549
Part-time employees	2,309	1,829
ATMs	3,900	3,581
Branches (g)	1,109	852
ASSETS UNDER ADMINISTRATION (in billions) (h)
Assets under management
Personal	$53	$44
Institutional	20	10
Total	$73	$54
Asset Type
Equity	$42	$34
Fixed income	18	12
Liquidity/other	13	8
Total	$73	$54
Nondiscretionary assets under administration
Personal	$30	$25
Institutional	83	61
Total	$113	$86
Asset Type
Equity	$49	$33
Fixed income	28	24
Liquidity/other	36	29
Total	$113	$86
(a)	Presented as of December 31 except for net charge-offs, net charge-off ratio, and gains on sales of education loans.
(b)	Includes nonperforming loans of $215 million at December 31, 2007 and $96 million at December 31, 2006.
(c)	Home equity portfolio credit statistics, checking-related statistics, and small business loans and managed deposits information excludes the impact of Yardville, which we acquired effective October 26, 2007 and expect to convert onto PNC’s financial and operational systems during March 2008.
(d)	Represents small business balances. These balances are swept into liquidity products managed by other PNC business segments, the majority of which are off-balance sheet.
(e)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(f)	Included in “Noninterest income-Other.”
(g)	Excludes certain satellite branches that provide limited products and service hours.
(h)	Excludes brokerage account assets.

Retail Banking’s 2007 earnings increased $128 million, to $893 million, up 17% compared with 2006. The increase in earnings over the prior year was driven by acquisitions and strong fee income and customer growth, partially offset by increases in the provision for credit losses and continued investments in the business.

Retail Banking’s performance during 2007 included the following:

•	The Mercantile acquisition added approximately $10.3 billion of loans and $12.0 billion of deposits to Retail Banking. The acquisition also:
–	Added 235 branches and 256 ATMs,
–	Significantly increased our presence in Maryland,
–	Added to our presence in Delaware, Virginia and the Washington, DC area,
–	Significantly increased the size of our small business banking franchise by adding approximately $7.7 billion of commercial and commercial real estate loans,
–	Expanded our customer base with the addition of approximately 286,000 checking relationships, and
–	Expanded our wealth management business with the addition of $22 billion in assets under management.
•	The Yardville acquisition has resulted in a leading deposit share in several wealthy counties in central New Jersey and added 35 branches and 39 ATMs.
•	The pending acquisition of Sterling, which did not impact 2007, is expected to result in a leading deposit share in the Central Pennsylvania footprint and enhance our presence in surrounding markets.
•	Customer service and customer retention continues to be our focus. In 2007, we partnered with the Gallup organization to help evaluate and improve customer and employee satisfaction.
•	Consumer and small business checking relationships increased 318,000 during 2007, not including the impact of Yardville.
•	Our investment in online banking capabilities continues to pay off. Since December 31, 2006, the percentage of consumer checking households using online bill payment increased from 23% to 33%.
•

In September 2006, we launched our PNC-branded credit card product. As of December 31, 2007, more than 155,000 cards have been issued and we have $244 million in receivable balances. The results to date have exceeded our expectations.

•

In addition to the acquisitions, we opened 21 new branches and consolidated 34 branches in 2007 for a total of 1,109 branches at December 31, 2007. We continue to optimize our network by opening new branches in high growth areas, relocating branches to areas of higher market opportunity, and consolidating branches in areas of declining opportunity.

•

Our wealth management and brokerage businesses have benefited from acquisitions, market conditions and strong business development in 2007. Asset management and brokerage fees increased $147 million, or 25%, over 2006.

Total revenue for 2007 was $3.801 billion compared with $3.125 billion last year. Taxable-equivalent net interest income of $2.065 billion increased $387 million, or 23%, compared with 2006 due to a 20% increase in average deposits and a 37% increase in average loan balances. Net interest income growth was the result of acquisitions and core business growth, although this growth has stabilized in recent quarters. In the current interest rate environment, Retail Banking deposits will be less valuable, and are expected to result in lower net interest income for this business segment in 2008 compared with 2007.

Noninterest income increased $289 million, to $1.736 billion, up 20% compared with 2006. This growth can be attributed primarily to the following:

•	The acquisitions,
•	Comparatively favorable equity markets,
•	Increased brokerage revenue and volumes,
•	Increased volume-related consumer fees,
•	Increased third party loan servicing activities,
•	New PNC-branded credit card product, and
•	Customer growth.

In the past, we have sold education loans to issuers of asset-backed paper when the loans are placed into repayment status. Recently, the secondary markets for education loans have been impacted by liquidity issues similar to other asset classes. As a result, we believe the ability to sell education loans and generate related gains will be limited in 2008. Given this outlook and the economic and customer relationship value inherent in this product, in February 2008, we transferred the loans at lower of cost or market value from held for sale to the loan portfolio.

The provision for credit losses increased $57 million in 2007, to $138 million, compared with 2006. Net charge-offs were $131 million in 2007, an increase of $46 million compared with 2006. The increases in provision and net charge-offs were primarily a result of residential real estate development exposure, continued growth in our commercial loan portfolio and charge-offs returning to a more normal level given the current credit conditions. Charge-offs over the last few years have been low compared with historical averages. Given the current environment, we believe provision levels and nonperforming assets will continue to increase in 2008.

Noninterest expense in 2007 totaled $2.239 billion, an increase of $412 million, or 23%, compared with 2006. Increases were primarily attributable to acquisitions (77% of the increase), higher volume-related expenses tied to noninterest income growth, continued investment in new branches, and investments in various initiatives such as the new PNC-branded credit card.

Full-time employees at December 31, 2007 totaled 12,036, an increase of 2,487 over the prior year. The acquisitions added approximately 2,300 full-time Retail Banking employees. Part-time employees have increased by 480 since December 31, 2006. The increase in part-time employees is a result of acquisitions and various customer service enhancement and efficiency initiatives. These initiatives include utilizing more part-time customer-facing employees rather than full-time employees during peak business hours.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Furthermore, core checking accounts are critical to our strategy of expanding our payments business. Average total deposits increased $9.1 billion, or 20%, compared with 2006.

•

Certificates of deposits increased $2.8 billion and money market deposits increased $2.0 billion. These increases were primarily attributable to acquisitions. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific markets for growth, and focus on the retention and growth of balances for relationship customers.

•

Average demand deposit growth of $3.6 billion, or 23%, was almost solely due to acquisitions as the core growth was impacted by customers shifting funds into higher yielding deposits in the first part of 2007, small business sweep checking products, and investment products.

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

•

Average commercial and commercial real estate loans grew $6.8 billion, or 119%, compared with 2006. The increase is attributable to acquisitions and organic loan growth on the strength of increased small business loan demand from existing customers and the acquisition of new relationships through our sales efforts. At December 31, 2007, commercial and commercial real estate loans totaled $14.4 billion. This portfolio included $3.6 billion of commercial real estate loans, the majority of which were added with the Mercantile acquisition.

•

Average home equity loans grew $396 million, or 3%, compared with 2006 primarily due to acquisitions. Consumer loan demand has slowed as a result of the current rate and economic environment. Our home equity loan portfolio is relationship based, with 93% of the portfolio attributable to borrowers in our primary geographic footprint. We monitor this portfolio closely and the charge-offs and delinquencies that we have experienced are within our expectations given current market conditions.

•

Average indirect loans grew $845 million, or 80%, compared with 2006. The increase is attributable to acquisitions and growth in our core portfolio that has benefited from increased sales and marketing efforts.

•

Average residential mortgage loans increased $552 million, or 38%, primarily due to the addition of loans from the acquisitions. In general, the only meaningful growth in our mortgage portfolio is a result of acquisitions.

Assets under management of $73 billion at December 31, 2007 increased $19 billion compared with the balance at December 31, 2006. The increase was primarily attributable to the Mercantile acquisition and core organic business growth, partially offset by other declines such as the divestiture of a Mercantile asset management subsidiary during the fourth quarter. The remaining portfolio growth was a result of positive client net asset flows. Client net asset flows are the result of investment additions from new and existing clients offset by ordinary course distributions from trust and investment management accounts and account closures.

Nondiscretionary assets under administration of $113 billion at December 31, 2007 increased $27 billion compared with the balance at December 31, 2006, primarily due to the impact of Mercantile.

See Note 2 Acquisitions and Divestitures in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding our planned sale of Hilliard Lyons during the first half of 2008.

CORPORATE & INSTITUTIONAL BANKING

Year ended December 31 Taxable-equivalent basis Dollars in millions except as noted	2007	2006
INCOME STATEMENT
Net interest income	$818	$703
Noninterest income
Corporate service fees	564	526
Other	156	226
Noninterest income	720	752
Total revenue	1,538	1,455
Provision for credit losses	125	42
Noninterest expense	818	746
Pretax earnings	595	667
Income taxes	163	213
Earnings	$432	$454
AVERAGE BALANCE SHEET
Loans
Corporate (a)	$9,519	$8,633
Commercial real estate	3,590	2,876
Commercial – real estate related	3,580	2,433
Asset-based lending	4,634	4,467
Total loans	21,323	18,409
Goodwill and other intangible assets	1,919	1,352
Loans held for sale	1,319	893
Other assets	4,491	4,168
Total assets	$29,052	$24,822
Deposits
Noninterest-bearing demand	$7,301	$6,771
Money market	4,784	2,654
Other	1,325	907
Total deposits	13,410	10,332
Other liabilities	3,347	2,863
Capital	2,152	1,838
Total funds	$18,909	$15,033
PERFORMANCE RATIOS
Return on average capital	20%	25%
Noninterest income to total revenue	47	52
Efficiency	53	51
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$200	$136
Acquisitions/additions	88	102
Repayments/transfers	(45)	(38)
End of period	$243	$200
OTHER INFORMATION
Consolidated revenue from (b):
Treasury management	$476	$418
Capital markets	$290	$283
Midland Loan Services	$220	$184
Total loans (c)	$23,861	$18,957
Nonperforming assets (c) (d)	$243	$63
Net charge-offs	$70	$54
Full-time employees (c)	2,290	1,936
Net gains on commercial mortgage loan sales	$39	$55
Commercial mortgage loans held for sale (c)	$2,100	$871
Valuation adjustment on commercial mortgage loans held for sale	$(26)
Net carrying amount of commercial mortgage servicing rights (c)	$694	$471
(a)	Includes lease financing.
(b)	Represents consolidated PNC amounts.
(c)	Presented as of period end.
(d)	Includes nonperforming loans of $222 million at December 31, 2007 and $50 million at December 31, 2006.

Corporate & Institutional Banking earned $432 million in 2007 compared with $454 million in 2006. While total revenue increased more than noninterest expense, earnings declined due to an increase in the provision for credit losses. Market-related declines in CMBS securitization activities and non-customer-related trading revenue resulted in a year- over-year reduction in noninterest income. Treasury management, commercial mortgage servicing, and capital markets revenues led by merger and acquisition advisory services showed growth over 2006.

Highlights during 2007 for Corporate & Institutional Banking included:

•

Total revenue increased $83 million, or 6%, to $1.5 billion for 2007 compared with 2006. The increase was driven by higher taxable-equivalent net interest income related to increases in loans and noninterest-bearing deposits. Corporate service fees were higher due to increased sales of treasury management products and services, commercial mortgage servicing, and fees generated by Harris Williams. Partially offsetting these increases were declines in other noninterest income from commercial mortgage loan sale gains and related economic hedging activities and lower non-customer-related trading revenue resulting from recent volatility in the financial markets. Other noninterest income also reflected a $26 million negative valuation adjustment on our commercial mortgage loans held for sale in the fourth quarter of 2007.

•

In early 2008, spreads have been widening and there has been limited activity in the CMBS securitization market. We value our commercial mortgage loans held for sale based on securitization prices. Therefore, if these conditions continue, additional losses will be incurred that will be significantly higher than the losses incurred during the fourth quarter of 2007. Currently, these valuation losses are unrealized (non-cash) and all of the loans in this portfolio are performing.

•	On July 2, 2007, PNC acquired ARCS, a leading originator and servicer of agency multifamily permanent financing products, which added a commercial mortgage servicing portfolio of $13 billion.

•

Commercial mortgage servicing-related revenue, which includes fees and net interest income, totaled $233 million for 2007 compared with $184 million for 2006. The 27% increase was primarily driven by growth in the commercial mortgage servicing portfolio. The total servicing portfolio increased to $243 billion at December 31, 2007. The related increase in deposits drove the increase in the net interest income portion of this revenue.

•

Average total loan balances increased $2.9 billion or 16%, to $21.3 billion in 2007 compared with 2006. The Mercantile acquisition accounted for a large part of this increase and fueled growth in all loan categories. Continuing customer demand was also a factor in the increase in corporate loans.

•

Commercial mortgage loans held for sale totaled $2.1 billion at December 31, 2007, driven by origination volumes along with an increase in the holding period during the second half of 2007 due to adverse market conditions. Subject to market conditions, our plan is for held for sale loans to decline as a result of placing loans in CMBS securitizations and reducing origination activity in the first half of 2008.

•

Beginning in 2008, we elected to identify commercial mortgage loans held for sale that we intend to securitize as instruments to be accounted for at fair value under the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159. This change will result in the difference between the cost and fair value of these instruments being recognized in other noninterest income, where we also report the change in fair value of related economic hedging activities. Prior to the adoption of SFAS 159, under lower-of-cost-or-market accounting, gains were recognized when loans were sold and securitized. Losses were recognized either upon sale and securitization or at quarter-end if cost was greater than fair value.

•

The provision for credit losses increased $83 million, to $125 million, in 2007 compared with 2006. This increase was due to growth in total credit exposure and credit quality migration primarily related to commercial real estate exposures.

•

Nonperforming assets increased $180 million at December 31, 2007 compared with December 31, 2006. Higher nonaccrual loans, the largest component of nonperforming assets, were driven by increases in commercial real estate and commercial real estate related loans. Of this increase, $102 million occurred during the fourth quarter of 2007. Included in the December 31, 2007 amount was $103 million of nonperforming assets associated with the Mercantile portfolio. Given the current environment, we believe provision levels and nonperforming assets will continue to rise in 2008.

•

Average deposit balances for 2007 increased $3.1 billion, or 30%, to $13.4 billion in 2007 compared with 2006. The increase in corporate money market deposits reflected PNC’s action to avail itself of the opportunity to obtain funding from alternative sources. Growth in noninterest-bearing deposits was attributable primarily to our commercial mortgage servicing portfolio. In the current interest rate environment, deposits in this business segment will be less valuable and we expect the percentage growth in net interest income in 2008 to be less than it was in 2007.

•

Noninterest expense increased by $72 million, or 10%, to $818 million in 2007 compared with 2006. This increase reflected the impact of acquisitions as well as expenses associated with other growth and fee-based initiatives and customer growth. In addition, the noninterest expense increases reflected our business of originating transactions whose returns are heavily dependent on tax credits, whereby losses are taken through noninterest expense and the associated benefits result in a lower provision for income taxes. These losses were $25 million higher in 2007 compared with 2006.

See the additional revenue discussion regarding treasury management and capital markets-related products and Midland Loan Services on page 24.

BLACKROCK

Our BlackRock business segment earned $253 million in 2007 and $187 million in 2006. Subsequent to the September 29, 2006 deconsolidation of BlackRock, these business segment earnings are determined by taking our proportionate share of BlackRock’s earnings and subtracting our additional income taxes recorded on our share of BlackRock’s earnings. Also, for this business segment presentation, after-tax BlackRock/MLIM transaction integration costs totaling $3 million and $65 million in 2007 and 2006, respectively, have been reclassified from BlackRock to “Other.” In addition, the 2006 business segment earnings have been reduced by minority interest in income of BlackRock, excluding MLIM transaction integration costs, totaling $65 million and additional income taxes recorded on our share of BlackRock’s earnings totaling $7 million.

PNC’s investment in BlackRock was $4.1 billion at December 31, 2007 and $3.9 billion at December 31, 2006. Based upon BlackRock’s closing market price of $216.80 per common share at December 31, 2007, the market value of our investment in BlackRock was $9.4 billion at that date. As such, an additional $5.3 billion of pretax value was not recognized in our equity investment account at that date.

On October 1, 2007, BlackRock acquired the fund of funds business of Quellos Group, LLC (“Quellos”). The combined fund of funds platform operates under the name BlackRock Alternative Advisors and is comprised one of the largest fund of funds platforms in the world, with over $25 billion in assets under management. In connection with the acquisition, BlackRock paid $562 million in cash to Quellos and placed 1.2 million shares of BlackRock common stock into an escrow account. The shares of BlackRock common stock will be held in the escrow account for up to three years and will be available to satisfy certain indemnification obligations of Quellos under the acquisition agreement.

Therefore, any gain to be recognized by PNC resulting from the issuance of these shares and corresponding increase in PNC’s investment in BlackRock will be deferred pending the release of shares from the escrow account. In addition, Quellos may receive up to an additional $969 million in cash and BlackRock common stock through December 31, 2010 contingent on certain measures.

BLACKROCK/MLIM TRANSACTION

On September 29, 2006 Merrill Lynch contributed its investment management business (“MLIM”) to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock. BlackRock accounted for the MLIM transaction under the purchase method of accounting. Further information regarding this transaction is included in Note 2 Acquisitions and Divestitures included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

BLACKROCK LTIP PROGRAMS

BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, PNC agreed to transfer up to four million of the shares of BlackRock common stock then held by us to help fund the 2002 LTIP and future programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. Prior to 2006, BlackRock granted awards of approximately $233 million under the 2002 LTIP program, of which approximately $208 million were paid on January 30, 2007. The award payments were funded by 17% in cash from BlackRock and one million shares of BlackRock common stock transferred by PNC and distributed to LTIP participants. We recognized a pretax gain of $82 million in the first quarter of 2007 from the transfer of BlackRock shares. The gain was included in noninterest income and reflected the excess of market value over book value of the one million shares transferred in January 2007.

PNC’s noninterest income in 2007 also included a $209 million pretax charge related to our commitment to fund additional BlackRock LTIP programs. This charge represents the mark-to-market adjustment related to our remaining BlackRock LTIP shares obligation as of December 31, 2007 and resulted from the increase in the market value of BlackRock common shares during 2007. We recognized a similar charge for $12 million in 2006.

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

We may continue to see volatility in earnings as we mark to market our LTIP shares obligation each quarter-end. However, additional gains based on the difference between the market value and the book value of the committed BlackRock common shares will generally not be recognized until the shares are distributed to LTIP participants.

PFPC

Year ended December 31 Dollars in millions except as noted	2007	2006
INCOME STATEMENT
Servicing revenue (a)	$863	$800
Operating expense (a)	637	586
Operating income	226	214
Debt financing	38	42
Nonoperating income (b)	6	4
Pretax earnings	194	176
Income taxes	66	52
Earnings	$128	$124
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,315	$1,012
Other assets	1,161	1,192
Total assets	$2,476	$2,204
Debt financing	$989	$792
Other liabilities	865	917
Shareholder’s equity	622	495
Total funds	$2,476	$2,204
PERFORMANCE RATIOS
Return on average equity	23%	29%
Operating margin (c)	26	27
SERVICING STATISTICS (at December 31)
Accounting/administration net fund assets (in billions) (d)
Domestic	$869	$746
Offshore	121	91
Total	$990	$837
Asset type (in billions)
Money market	$373	$281
Equity	390	354
Fixed income	123	117
Other	104	85
Total	$990	$837
Custody fund assets (in billions)	$500	$427
Shareholder accounts (in millions)
Transfer agency	19	18
Subaccounting	53	50
Total	72	68
OTHER INFORMATION
Full-time employees (at December 31)	4,784	4,381
(a)	Certain out-of-pocket expense items which are then client billable are included in both servicing revenue and operating expense above, but offset each other entirely and therefore have no effect on operating income. Distribution revenue and expenses which related to 12b-1 fees that PFPC receives from certain fund clients for the payment of marketing, sales and service expenses also entirely offset each other, but are netted for presentation purposes above. Amounts for 2006 have been reclassified to conform with the 2007 presentation.
(b)	Net of nonoperating expense.
(c)	Total operating income divided by total servicing revenue.
(d)	Includes alternative investment net assets serviced.

PFPC earned $128 million for 2007 compared with $124 million in 2006. Results for 2006 benefited from the impact of a $14 million reversal of deferred taxes related to earnings from foreign subsidiaries following management’s determination that the earnings would be indefinitely reinvested outside of the United States. Apart from the impact of this item, earnings increased $18 million in 2007 reflecting the successful conversion of net new business, organic growth and market appreciation.

Highlights of PFPC’s performance in 2007 included:

•	Acquisitions of Albridge and Coates Analytics in December 2007 which will allow PFPC to add analytical information tools to its current product offerings.

•

Expansion in Europe included the approval of a banking license in Ireland and a branch in Luxembourg, which will allow PFPC to provide depositary services in Europe’s leading domicile for traditional investment funds and the second largest worldwide domicile after the United States. The opening of a new sales office in London will enhance efforts to expand global business development efforts afforded by these approvals.

•

Increases in total fund assets serviced from $2.2 trillion to $2.5 trillion, or 14%, and in total shareholder accounts serviced from 68 million to 72 million, or 6%, during the past year reflected the successful conversion of new business as well as organic growth from existing customers.

•

Combined revenue growth of 21% from managed accounts, offshore operations, and alternative investments, all targeted growth businesses, over the past year resulted from increased assets. Offshore and managed account assets serviced each exceeded $100 billion.

Servicing revenue for 2007 increased by $63 million, or 8%, over 2006, to $863 million. Increases in offshore operations, transfer agency, managed accounts, and alternative investments drove the higher servicing revenue.

Operating expense increased $51 million, or 9%, to $637 million in 2007 compared with 2006. The majority of this increase is attributable to increased headcount and technology costs to support new business achieved over the past year, as well as costs related to the 2007 acquisitions.

The discussions of PFPC under Item 1 and the Executive Summary portion of Item 7 of this Report include additional information regarding the Albridge and Coates Analytics acquisitions.

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

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We maintain allowances for loan and lease losses and unfunded loan commitments and letters of credit at levels that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. We determine the adequacy of the allowances based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default,
•	Loss given default,
•	Exposure at date of default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Historical loss exposure on consumer loans, residential mortgages and commercial lending, and
•	Amounts for changes in economic conditions and potential estimation or judgmental imprecision.

In determining the adequacy of the allowance for loan and lease losses, we make specific allocations to impaired loans, allocations to pools of watchlist and non-watchlist loans, and allocations to consumer and residential mortgage loans. We also allocate reserves to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative factors. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $560 million, or 67%, of the allowance for loan and lease losses at December 31, 2007 to the commercial loan category. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity. Approximately $77 million, or 9.3%, of the allowance for loan and lease losses at December 31, 2007 have been allocated to these loans. The remainder of the allowance is allocated primarily to commercial real estate and lease financing loans.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information:

•

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of this Item 7 (which includes an illustration of the estimated impact on the aggregate of the allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit assuming we increased pool reserve loss rates for certain loan categories), and

•

In Item 8 of this Report, Note 6 Asset Quality in the Notes To Consolidated Financial Statements, and Allocation Of Allowance For Loan And Lease Losses in the Statistical Information (Unaudited) section.

Private Equity Asset Valuation

At December 31, 2007, private equity investments carried at estimated fair value totaled $561 million compared with $463 million at December 31, 2006. We value private equity assets at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the general partner which reflect fair value or, for direct investments, the estimated fair value of the investments. There is a time lag in our receipt of the financial information that is the primary basis for the valuation of our limited partnership interests. As a result, we recognized in the fourth quarter of 2007 valuation changes related to limited partnership investments that reflected the impact of third quarter 2007 market conditions and performance of the underlying companies.

Due to the nature of the direct investments, we must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments. The valuation procedures that we apply to direct investments include techniques such as multiples of adjusted earnings for the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction.

We value affiliated partnership interests based on the underlying investments of the partnership utilizing procedures consistent with those applied to direct investments.

We reflect changes in the value of private equity investments in our results of operations. Market conditions and actual performance of the companies could differ from these assumptions, resulting in lower valuations that could reduce earnings in future periods. Accordingly, the valuations may not represent amounts that will ultimately be realized from these investments.

Lease Residuals

We provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Direct financing leases are carried at the sum of lease payments and the estimated residual value of the leased property, less unearned income. Residual value insurance or guarantees by governmental entities provide support for a significant portion of the residual value. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, we bear the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value, which could result in an impairment charge and reduce earnings in the future. Residual values are reviewed for impairment on a quarterly basis.

Goodwill

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Most of our goodwill relates to value inherent in the fund servicing, Retail Banking and Corporate & Institutional Banking businesses. The value of this goodwill is dependent upon our ability to provide quality, cost effective services in the face of competition from other market participants on a national and international basis. We also rely upon continuing investments in processing systems, the development of value-added service features, and the ease of access by customers to our services.

As such, the value of goodwill is ultimately supported by earnings, which is driven by transaction volume and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could result in a current period charge to earnings. At least annually, management reviews the current operating environment and strategic direction of each reporting unit taking into consideration any events or changes in circumstances that may have an effect on the unit. A reporting unit is defined as an operating segment or one level below an operating segment. This input is then used to calculate the fair value of the reporting unit, including goodwill, which is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, then the goodwill of that reporting unit is not considered impaired. Based on the results of our analysis, there have been no impairment charges related to goodwill for the years 2007, 2006, and 2005. See Note 7 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

We resolved disputed issues for our 1998-2000 and 2001-2003 consolidated federal income tax returns with the IRS appeals division, as described in the Leases and Related Tax and Accounting Matters in the Consolidated Balance Sheet Review section of this Item 7.

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

The following were issued in 2007:

•	SFAS 141(R), “Business Combinations”
•	SFAS 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”
•	In November 2007, the SEC issued Staff Accounting Bulletin No. 109,
•

In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The FASB issued a final FSP in February 2008 which indefinitely delays the effective date of AICPA SOP 07-1.

•	FASB Staff Position No. (“FSP”) FIN 46(R) 7, “Application of FASB Interpretation No. 46(R) to Investment Companies”
•	FSP FIN 48-1, “Definition of Settlement in FASB Interpretation (“FIN”) No. 48”
•	SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

The following were issued during 2006:

•	SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”(“SFAS 158”)
•	SFAS 157, “Fair Value Measurements”
•	FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”
•	FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”
•	SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”
•	SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”
•	The Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue 06-4, “Accounting for
Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

STATUS OF DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (“plan” or “pension plan”) covering eligible employees. Benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are currently approximately 60% invested in equity investments with most of the remainder invested in fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy.

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

The table below reflects the estimated effects on pension expense of certain changes in assumptions, using 2008 estimated expense as a baseline.

Change in Assumption	Estimated Increase to 2008 Pension Expense (In millions)
.5% decrease in discount rate	$1
.5% decrease in expected long-term return on assets	$10
.5% increase in compensation rate	$2

We currently estimate a pretax pension benefit of $26 million in 2008 compared with a pretax benefit of $30 million in

2007. The 2008 values and sensitivities shown above include the qualified defined benefit plan maintained by Mercantile that we integrated into the PNC plan as of December 31, 2007.

SFAS 158 was effective for PNC as of December 31, 2006. This statement affects the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, our postretirement welfare benefit plans, and our postemployment benefit plans. See Note 1 Accounting Policies for further information regarding our adoption of SFAS 158.

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

CREDIT RISK MANAGEMENT

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions. Credit risk is one of our most significant risks.

Approved risk tolerances, in addition to credit policies and procedures, set portfolio objectives for the level of credit risk. We have established guidelines for problem loans, acceptable levels of total borrower exposure, and other credit measures. We seek to achieve our credit portfolio objectives by maintaining a customer base that is diverse in borrower exposure and industry types. We use loan participations with third parties, loan sales and syndications, and the purchase of credit derivatives to reduce risk concentrations.

The credit granting businesses maintain direct responsibility for monitoring credit risk within PNC. The Corporate Credit Policy area provides independent oversight to the measurement, monitoring and reporting of our credit risk and reports to the Chief Administrative Officer. Corporate Audit also provides an independent assessment of the effectiveness of the credit risk management process.

Nonperforming, Past Due And Potential Problem Assets

See the Nonperforming Assets And Related Information table in the Statistical Information (Unaudited) section of Item 8 of this Report and included here by reference for details of the types of nonperforming assets that we held at December 31 of each of the past five years. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Total nonperforming assets at December 31, 2007 increased $307 million, to $478 million, compared with the prior year- end. Nonperforming loans, the largest component of nonperforming assets, increased $290 million, to $437 million, at December 31, 2007 compared with December 31, 2006. Of this increase in nonperforming loans, $190 million occurred during the fourth quarter of 2007. The increase was primarily due to higher nonaccrual commercial real estate loans primarily related to residential real estate development exposure. At December 31, 2007, our largest nonperforming asset was approximately $20 million and our average nonperforming loan associated with commercial lending was approximately $0.5 million. We expect nonperforming assets to increase in 2008, although at a slower pace than we experienced in the fourth quarter of 2007.

The ratio of nonperforming assets to total assets rose to .34% at December 31, 2007 compared with .17% at December 31, 2006.

The amount of nonperforming loans that was current as to principal and interest was $178 million at December 31, 2007 and $59 million at December 31, 2006.

Nonperforming Assets By Business

In millions	December 31 2007	December 31 2006
Retail Banking	$225	$106
Corporate & Institutional Banking	243	63
Other	10	2
Total nonperforming assets	$478	$171

Change In Nonperforming Assets

In millions	2007	2006
January 1	$171	$216
Transferred from accrual	649	225
Acquired- Mercantile and Yardville	37
Principal reductions and payoffs	(179)	(116)
Asset sales	(10)	(17)
Returned to performing	(23)	(17)
Charge-offs and valuation adjustments	(167)	(120)
December 31	$478	$171

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2007	Dec. 31 2006	Dec. 31 2007	Dec. 31 2006
Commercial	$14	$9.05%		.04%
Commercial real estate	18	5.20		.14
Consumer	49	28.27		.17
Residential mortgage	13	7.14		.11
Other	12	1	2.91	.27
Total loans	$106	$50.16%		.10%

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $134 million at December 31, 2007, compared with $41 million at December 31, 2006.

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

We refer you to Note 6 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding changes in the allowance for loan and lease losses and in the allowance for unfunded loan commitments and letters of credit. Also see the Allocation Of Allowance For Loan And Lease Losses table in the Statistical Information (Unaudited) section of Item 8 of this Report for additional information included herein by reference.

We establish specific allowances for loans considered impaired using a method prescribed by SFAS 114, “Accounting by Creditors for Impairment of a Loan.” All impaired loans except leases and large groups of smaller-balance homogeneous loans which may include but are not limited to credit card, residential mortgage, and consumer installment loans are subject to SFAS 114 analysis. Specific allowances for individual loans over a set dollar threshold are determined by our Special Asset Committee based on an analysis of the present value of expected future cash flows from the loans discounted at their effective interest rate, observable market price, or the fair value of the underlying collateral. We establish specific allowance on all other impaired loans based on the loss given default credit risk rating.

Allocations to non-impaired commercial and commercial real estate loans (pool reserve allocations) are assigned to pools of loans as defined by our business structure and are based on internal probability of default and loss given default credit risk ratings.

Key elements of the pool reserve methodology include:

•	Probability of default (“PD”), which is primarily based on historical default analyses and is derived from the borrower’s internal PD credit risk rating;
•	Exposure at default (“EAD”), which is derived from historical default data; and
•

Loss given default (“LGD”), which is based on historical loss data, collateral value and other structural factors that may affect our ultimate ability to collect on the loan and is derived from the loan’s internal LGD credit risk rating.

Our pool reserve methodology is sensitive to changes in key risk parameters such as PDs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. Our commercial loans are the largest category of credits and are most sensitive to changes in the key risk parameters and pool reserve loss rates. To illustrate, if we increase the pool reserve loss rates by 5% for all categories of non-impaired commercial loans, then the aggregate of the allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit would increase by $39 million. Additionally, other factors such as the rate of migration in the severity of problem loans will contribute to the final pool reserve allocations.

We make consumer (including residential mortgage) loan allocations at a total portfolio level by consumer product line based on historical loss experience. We compute a four-quarter average loss rate from net charge-offs for the prior four quarters as a percentage of the average loans outstanding in those quarters. We apply this loss rate to loans outstanding at the end of the current period and make certain qualitative adjustments to determine the consumer loan allocation.

Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2007
Commercial	$156	$30	$126.49%
Commercial real estate	16	1	15.20
Consumer	73	14	59.33
Total	$245	$45	$200.32
2006
Commercial	$108	$19	$89.44%
Commercial real estate	3	1	2.06
Consumer	52	15	37.23
Residential mortgage	3		3.04
Lease financing	14	5	9.32
Total	$180	$40	$140.28

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, industry concentrations and conditions, credit quality trends, recent loss experience in particular sectors of the portfolio, ability and depth of lending management, changes in risk selection and underwriting standards and the timing of available information. The amount of reserves for these qualitative factors is assigned to loan categories and to business segments primarily based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 4.6% of the total allowance and .1% of total loans at December 31, 2007.

The provision for credit losses totaled $315 million for 2007 and $124 million for 2006. Of the total 2007 provision, $188 million was recorded in the fourth quarter, including approximately $45 million related to our Yardville acquisition. The higher provision in 2007 was also impacted by our real estate portfolio, including residential real estate development exposure, and growth in total credit exposure. See the Consolidated Balance Sheet Review section of this Item 7 for further information. In addition, the provision for credit losses for 2007 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of December 31, 2007 reflected loan and total credit exposure growth, changes in loan portfolio composition, and other changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

We do not expect to sustain asset quality at its current level. Given our projections for loan growth and continued credit deterioration, we expect nonperforming assets and the provision for credit losses will be higher in 2008 compared with 2007. Also, we expect that the level of provision for credit losses in the first quarter of 2008 will be modestly lower than the amount reported for the fourth quarter of 2007.

The allowance as a percent of nonperforming loans was 190% and as a percent of total loans was 1.21% at December 31, 2007. The comparable percentages at December 31, 2006 were 381% and 1.12%.

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

Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net gains from credit default swaps, reflected in the Trading line item on our Consolidated Income Statement, totaled $38 million for 2007 compared to net losses of $17 million for 2006.

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

To monitor and control operational risk, we maintain a comprehensive framework including policies and a system of internal controls that is designed to manage risk and to provide management with timely and accurate information about the operations of PNC. Management at each business unit is primarily responsible for its operational risk management program, given that operational risk management is integral to direct business management and most easily effected at the business unit level. Corporate Operational Risk Management oversees day-to-day operational risk management activities.

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

PNC, through a subsidiary company, Alpine Indemnity Limited, participates as a direct writer for its general liability, automobile liability, workers’ compensation, property and terrorism programs. PNC’s risks associated with its participation as a direct writer for these programs are mitigated through policy limits and annual aggregate limits. Risks in excess of Alpine policy limits and annual aggregates are mitigated through the purchase of direct coverage provided by various insurers up to limits established by PNC’s Corporate Insurance Committee.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements and other short-term investments, including trading securities) and securities available for sale. At December 31, 2007, our liquid assets totaled $37.1 billion, with $24.2 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

PNC Bank, N.A. can borrow from the Federal Reserve Bank of Cleveland’s discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (“FHLB”)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans. At December 31, 2007, we maintained significant unused borrowing capacity from the Federal Reserve Bank of Cleveland’s discount window and FHLB-Pittsburgh under current collateral requirements.

During the second half of 2007 we substantially increased FHLB borrowings, which provided us with additional liquidity at relatively attractive rates. Total FHLB borrowings were $7.1 billion at December 31, 2007 compared with $42 million at December 31, 2006.

We can also obtain funding through traditional forms of borrowing, including federal funds purchased, repurchase agreements, and short and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through December 31, 2007, PNC Bank, N.A. had issued $5.8 billion of debt under this program, including the following 2007 issuances:

•	In April 2007, $500 million of senior bank notes were issued that mature on October 3, 2008. Interest will be reset monthly to 1-month LIBOR minus 6 basis points and will be paid monthly.
•	In May 2007, $1 billion of senior bank notes were issued that mature June 17, 2008. Interest will be reset monthly to 1-month LIBOR minus 5 basis points and will be paid monthly.
•	In June 2007, $1 billion of senior bank notes were issued that mature on December 29, 2008. Interest will be reset monthly to 1-month LIBOR minus 4 basis points and will be paid monthly.
•	In December 2007, $350 million of subordinated bank notes were issued that mature on December 7, 2017. These notes pay interest semiannually at a fixed rate of 6.0%.

In January 2008, $50 million of senior bank notes were issued that mature on January 25, 2011. Interest will be reset quarterly to 3-month LIBOR plus 55 basis points and will be paid quarterly.

In January 2008, $100 million of senior bank notes were issued that mature on January 25, 2010. Interest will be reset quarterly to 3-month LIBOR plus 45 basis points and will be paid quarterly.

In February 2008, $175 million of senior bank notes were issued that mature on February 1, 2010. Interest will be reset quarterly to 3-month LIBOR plus 45 basis points and will be paid quarterly.

In February 2008, $500 million of senior bank notes were issued that mature on August 5, 2009. Interest will be reset quarterly to 3-month LIBOR plus 40 basis points and will be paid quarterly.

None of the 2007 or 2008 issuances described above are redeemable by us or the holders prior to maturity.

We have the ability to issue additional trust preferred securities out of our PNC Preferred Funding structure, subject to certain contractual restrictions. In February 2008, PNC Preferred Funding Trust III issued $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities. See “Perpetual Trust Securities” in the Off-Balance Sheet Arrangements And VIEs section of this Item 7.

PNC Bank, N.A. established a program in December 2004 to offer up to $3.0 billion of its commercial paper. As of December 31, 2007, there were no issuances outstanding under this program.

As of December 31, 2007, there were $5.0 billion of PNC Bank, N.A. short- and long-term debt issuances with maturities of less than one year.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. We provide additional information on these limitations in Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements included in Item 8 of this Report and include such information here by reference. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities.” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements and VIEs section of this Item 7. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $655 million at December 31, 2007.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of December 31, 2007, the parent company had approximately $118 million in funds available from its cash and short-term investments. During 2007, $1.0 billion of parent company senior debt was redeemed by the holders, all during the fourth quarter.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

•	In February 2007, we issued $775 million of floating rate senior notes due January 2012. Interest will be reset quarterly to 3-month LIBOR plus 14 basis points and interest will be paid quarterly.
•	Also in February 2007, we issued $500 million of floating rate senior notes due January 2014. Interest will be reset quarterly to 3-month LIBOR plus 20 basis points and will be paid quarterly.
•	In February 2007, we issued $600 million of subordinated notes due February 2017. These notes pay interest semiannually at a fixed rate of 5.625%.
•

In June 2007, we issued $500 million of Senior Notes that mature on June 12, 2009. Interest will be reset monthly to 1-month LIBOR plus 2 basis points. These notes are not redeemable by us or the holders prior to maturity.

•	In September 2007, we issued $250 million of senior notes that mature on September 28, 2012. These notes pay interest semiannually at a fixed rate of 5.50%.

None of the 2007 issuances described above are redeemable by us or the holders prior to maturity.

In February 2008, PNC Capital Trust E was formed and issued $450 million of Capital Securities. Proceeds from the issuance were used to purchase $450 million of junior subordinated notes issued by PNC that mature on March 15, 2068 and are redeemable on or after March 15, 2013 at par. These notes pay interest quarterly at a fixed rate of 7.75%.

We used the February 2007 issuances described above to fund a substantial portion of the cash portion of our Mercantile acquisition.

In the first half of 2007, we elected to redeem all of the underlying Capital Securities related to the following trusts, totaling $516 million:

•	UNB Capital Trust I ($16 million),
•	Riggs Capital Trust II ($200 million), and
•	PNC Institutional Capital Trust B ($300 million).

In July 2006, PNC Funding Corp established a program to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of December 31, 2007, $458 million of commercial paper was outstanding under this program.

As of December 31, 2007, there were $1.4 billion of parent company contractual obligations, including commercial paper, with maturities of less than one year.

We have effective shelf registration statements which enable us to issue additional debt and equity securities, including certain hybrid capital instruments.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of December 31, 2007.

Contractual Obligations		Payment Due By Period
December 31, 2007 - in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$26,402	$22,500	$2,443	$349	$1,110
Borrowed funds	30,931	18,309	6,967	1,282	4,373
Minimum annual rentals on noncancellable leases	1,239	172	296	233	538
Nonqualified pension and post-retirement benefits	314	32	67	66	149
Purchase obligations (a)	441	103	179	90	69
Total contractual cash obligations (b)	$59,327	$41,116	$9,952	$2,020	$6,239
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.
(b)	Excludes amounts related to our adoption of FIN 48 due to the uncertainty in terms of timing and amount of future cash outflows. Note 19 Income Taxes in our Notes To Consolidated Financial Statements in Item 8 of this Report includes additional information regarding our adoption of FIN 48 in 2007.

Other Commitments (a)	Total Amounts Committed	Amount Of Commitment Expiration By Period
December 31, 2007 - in millions		Less than one year	One to three years	Four to five years	After five years
Loan commitments	$53,347	$20,401	$21,886	$10,128	$932
Standby letters of credit (b)	4,761	2,427	1,317	862	155
Other commitments (c)	473	108	64	259	42
Total commitments	$58,581	$22,936	$23,267	$11,249	$1,129
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $1.8 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Includes private equity funding commitments related to equity management, low income housing projects and other investments.

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

Asset and Liability Management centrally manages interest rate risk within limits and guidelines set forth in our risk management policies approved by the Asset and Liability Committee and the Risk Committee of the Board.

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2007 and 2006 follow:

Interest Sensitivity Analysis

	Fourth Quarter 2007	Fourth Quarter 2006
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(2.8)%	(2.6)%
100 basis point decrease	2.9%	2.5%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(6.4)%	(5.5)%
100 basis point decrease	4.4%	3.7%
Duration of Equity Model
Base case duration of equity (in years):	2.1	1.5
Key Period-End Interest Rates
One month LIBOR	4.60%	5.32%
Three-year swap	3.91%	5.10%

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

Net Interest Income Sensitivity To Alternative Rate Scenarios (Fourth Quarter 2007)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	6.4%	6.1%	(8.7)%

Second year sensitivity	9.5%	11.0%	(7.7)%

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

Our risk position is currently liability sensitive which was the objective of our recent balance sheet management strategies. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate, to changing interest rates and market conditions.

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

During 2007, our VaR ranged between $6.1 million and $12.8 million, averaging $8.5 million. This range reflected an increase in market volatility.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During 2007, there were two such instances at the enterprise-wide level.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the past three years was as follows:

Year end December 31 - in millions	2007	2006	2005
Net interest income (expense)	$7	$(6)	$9
Noninterest income	104	183	157
Total trading revenue	$111	$177	$166
Securities underwriting and trading (a)	$41	$38	$47
Foreign exchange	58	55	39
Financial derivatives	12	84	80
Total trading revenue	$111	$177	$166
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Average trading assets and liabilities consisted of the following:

Year ended - in millions	December 31 2007	December 31 2006	December 31 2005
Assets
Securities (a)	$2,708	$1,712	$1,850
Resale agreements (b)	1,133	623	663
Financial derivatives (c)	1,378	1,148	772
Loans at fair value (c)	166	128
Total assets	$5,385	$3,611	$3,285
Liabilities
Securities sold short (d)	$1,657	$965	$993
Repurchase agreements and other borrowings (e)	520	833	1,044
Financial derivatives (f)	1,384	1,103	825
Borrowings at fair value (f)	39	31
Total liabilities	$3,600	$2,932	$2,862
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance Sheet And Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Other borrowed funds.
(e)	Included in Repurchase agreements and Other borrowed funds.
(f)	Included in Accrued expenses and other liabilities.

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

BlackRock

PNC owns approximately 43 million shares of BlackRock common stock, accounted for under the equity method. Our total investment in BlackRock was $4.1 billion at December 31, 2007 compared with $3.9 billion at December 31, 2006. The market value of our investment in BlackRock was $9.4 billion at December 31, 2007. The primary risk measurement, similar to other equity investments, is economic capital.

Low Income Housing Projects And Historic Tax Credits

Included in our equity investments are limited partnerships that sponsor affordable housing projects. At December 31, 2007 these investments, consisting of partnerships accounted for under the equity method as well as equity investments held by consolidated partnerships, totaled $1.0 billion. The comparable amount at December 31, 2006 was $708 million. PNC’s equity investment at risk was $188 million at December 31, 2007 compared with $134 million at year-end 2006. We also had commitments to make additional equity investments in affordable housing limited partnerships of $98 million at December 31, 2007 compared with $71 million at December 31, 2006. At December 31, 2007 historic tax credit investments totaled $13 million with unfunded commitments related to these investments of $26 million.

Private Equity

The private equity portfolio is comprised of equity and mezzanine investments that vary by industry, stage and type of investment. Private equity investments are reported at fair value. Changes in the values of private equity investments are reflected in our results of operations. Due to the nature of the investments, the valuations incorporate assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among other factors, to determine the estimated fair value of the investments. Market conditions and actual performance of the investments could differ from these assumptions. Accordingly, lower valuations may occur that could adversely impact earnings in future periods. Also, the valuations may not represent amounts that will ultimately be realized from these investments. See Private Equity Asset Valuation in the Critical Accounting Policies And Judgments section of this Item 7 for additional information.

At December 31, 2007, private equity investments carried at estimated fair value totaled $561 million compared with $463 million at December 31, 2006. As of December 31, 2007, approximately 47% of the amount was invested directly in a variety of companies and approximately 53% was invested in various limited partnerships. Our unfunded commitments related to private equity totaled $270 million at December 31, 2007 compared with $283 million at December 31, 2006.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At December 31, 2007, other investments totaled $389 million compared with $269 million at December 31, 2006. Our unfunded commitments related to other investments totaled $79 million at December 31, 2007 compared with $16 million at December 31, 2006. The amounts of other investments and related unfunded commitments at December 31, 2007 included those related to Steel City Capital Funding LLC as further described in Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 15 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at December 31, 2007 and 2006. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives - 2007

December 31, 2007 - dollars in millions	Notional/ Contract Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted-AverageInterest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$7,856	$325	4 yrs. 2 mos.	4.28%	5.34%
Total asset rate conversion	7,856	325
Liability rate conversion
Interest rate swaps (a)
Receive fixed	9,440	269	4 yrs. 10 mos.	4.12	5.09
Total liability rate conversion	9,440	269
Total interest rate risk management	17,296	594
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	1,128	(79)	8 yrs. 8 mos.	5.45	4.52

Total commercial mortgage banking risk management	1,128	(79)
Total accounting hedges (b)	$18,424	$515
Free-Standing Derivatives
Customer-related
Interest rate
Swaps (c)	$61,768	$(39)	5 yrs. 4 mos.	4.46%	4.49%
Caps/floors
Sold (c)	2,837	(5)	6 yrs. 5 mos.	NM	NM
Purchased	2,356	7	3 yrs. 7 mos.	NM	NM
Futures (c)	5,564	(6)	8 mos.	NM	NM
Foreign exchange	7,028	8	7 mos.	NM	NM
Equity (c)	1,824	(69)	1 yr. 5 mos.	NM	NM
Swaptions	3,490	40	13 yrs. 10 mos.	NM	NM
Other	200		10 yrs. 6 mos.	NM	NM
Total customer-related	85,067	(64)
Other risk management and proprietary
Interest rate
Swaps	41,247	6	4 yrs. 5 mos.	4.44%	4.47%
Caps/floors
Sold (c)	6,250	(82)	2 yrs. 1 mo.	NM	NM
Purchased	7,760	117	1 yr. 11 mos.	NM	NM
Futures (c)	43,107	(15)	1 yr. 7 mos.	NM	NM
Foreign exchange	8,713	5	6 yrs. 8 mos.	NM	NM
Credit derivatives	5,823	42	12 yrs. 1 mo.	NM	NM
Risk participation agreements	1,183		4 yrs. 6 mos.	NM	NM
Commitments related to mortgage-related assets	3,190	10	4 mos.	NM	NM
Options
Futures	39,158	(2)	8 mos.	NM	NM
Swaptions	21,800	49	8 yrs. 1 mo.	NM	NM
Other (d)	442	(201)	NM	NM	NM
Total other risk management and proprietary	178,673	(71)
Total free-standing derivatives	$263,740	(135)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 52% were based on 1-month LIBOR, 43% on 3-month LIBOR and 5% on Prime Rate.
(b)	Fair value amount includes net accrued interest receivable of $130 million.
(c)	The increases in the negative fair values from December 31, 2006 to December 31, 2007 for equity and interest rate contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during 2007.
(d)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions and Divestitures included in the Notes to Consolidated Financial Statements in Item 8 of this Report.

NM Not meaningful

Financial Derivatives - 2006

December 31, 2006 - dollars in millions	Notional/ Contract Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted-AverageInterest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$7,815	$62	3 yrs. 9 mos.	5.30%	5.43%
Interest rate floors (b)	6		4 yrs. 3 mos.	NM	NM
Total asset rate conversion	7,821	62
Liability rate conversion
Interest rate swaps (a) Receive fixed	4,245	6	6 yrs. 11 mos.	5.15	5.43

Total liability rate conversion	4,245	6
Total interest rate risk management	12,066	68
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	745	(7)	9 yrs. 11 mos.	5.25	5.09

Total commercial mortgage banking risk management	745	(7)
Total accounting hedges (c)	$12,811	$61
Free-Standing Derivatives
Customer-related
Interest rate
Swaps (d)	$48,816	$9	4 yrs. 11 mos.	5.00%	5.01%
Caps/floors
Sold (d)	1,967	(3)	7 yrs. 4 mos.	NM	NM
Purchased	897	3	7 yrs. 2 mos.	NM	NM
Futures (d)	2,973	2	9 mos.	NM	NM
Foreign exchange	5,245		6 mos.	NM	NM
Equity (d)	2,393	(63)	1 yr. 6 mos.	NM	NM
Swaptions	8,685	16	6 yrs. 10 mos.	NM	NM
Other	20		10 yrs. 6 mos.	NM	NM
Total customer-related	70,996	(36)
Other risk management and proprietary
Interest rate
Swaps	19,631	4	7 yrs. 8 mos.	4.81%	4.97%
Caps/floors
Sold (d)	6,500	(50)	2 yrs. 11 mos.	NM	NM
Purchased	7,010	59	3 yrs.	NM	NM
Futures (d)	13,955	(3)	1 yr. 4 mos.	NM	NM
Foreign exchange	1,958		5 yrs. 2 mos.	NM	NM
Credit derivatives	3,626	(11)	7 yrs.	NM	NM
Risk participation agreements	786		5 yrs. 5 mos.	NM	NM
Commitments related to mortgage-related assets	2,723	10	2 mos.	NM	NM
Options
Futures	63,033	(2)	8 mos.	NM	NM
Swaptions	25,951	54	6 yrs. 10 mos.	NM	NM
Other (e)	596	(12)	NM	NM	NM
Total other risk management and proprietary	145,769	49
Total free-standing derivatives	$216,765	$13
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of a notional amount, 67% were based on 1-month LIBOR, 27% on 3-month LIBOR and 6% on Prime Rate.
(b)	Interest rate floors have a weighted-average strike of 3.21%.
(c)	Fair value amounts include net accrued interest receivable of $94 million.
(d)	See (c) on page 57.
(e)	See (d) on page 57.

NM Not meaningful

2006 VERSUS 2005

CONSOLIDATED INCOME STATEMENT REVIEW

Summary Results

Consolidated net income for 2006 was $2.595 billion or $8.73 per diluted share and for 2005 was $1.325 billion or $4.55 per diluted share.

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

The aggregate impact of these items increased 2006 net income by $1.1 billion, or $3.67 per diluted share.

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

Net Interest Income

Net interest income was $2.245 billion for 2006 and $2.154 billion for 2005. Net interest income on a taxable-equivalent basis was $2.270 billion for 2006 compared with $2.187 billion for 2005, an increase of $83 million, or 4%. The increase reflected the impact of the 6% increase in average interest-earning assets during 2006 partially offset by a decline in the net interest margin. The net interest margin was 2.92% for 2006, a decline of 8 basis points compared with 2005.

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

Net securities losses totaled $207 million in 2006 and $41 million in 2005. We took actions during the third quarter of 2006 that resulted in the sale of approximately $6 billion of securities available for sale at an aggregate pretax loss of $196 million during that quarter.

Noninterest revenue from trading activities, which is primarily customer-related, totaled $183 million in 2006 compared with $157 million for 2005. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Item 7.

Net gains related to our BlackRock investment were $2.066 billion in 2006, comprised of the $2.078 billion gain on the BlackRock/MLIM transaction partially offset by a fourth quarter mark-to-market adjustment of $12 million on our BlackRock LTIP obligation. See the BlackRock portion of the Business Segments Review section of this Item 7 for further information.

Other noninterest income decreased $57 million, to $315 million, in 2006 compared with 2005. Other noninterest income for 2006 included the impact of a $48 million pretax loss incurred in the third quarter of 2006 in connection with the rebalancing of our residential mortgage portfolio.

Noninterest Expense

Total noninterest expense was $4.443 billion for 2006, an increase of $137 million compared with 2005. Item 6 of this Report includes our efficiency ratios for 2006 and 2005 and information regarding certain significant items impacting noninterest income and expense in 2006.

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

EFFECTIVE TAX RATE

Our effective tax rate was 34% for 2006 and 30.2% for 2005. The Consolidated Income Statement Review section of this Item 7 outlines the factors that contributed to the 2006 effective tax rate. The effective tax rate for 2005 reflected the benefit in that year of a reversal of deferred tax liabilities in connection with the transfer of our ownership in BlackRock to our intermediate bank holding company. This transaction reduced our first quarter 2005 tax provision by $45 million, or $.16 per diluted share.

CONSOLIDATED BALANCE SHEET REVIEW

Loans

Loans increased $1.0 billion, or 2%, as of December 31, 2006 compared with December 31, 2005. Increases in total commercial lending and consumer loans, driven by targeted sales efforts across our banking businesses, more than offset the decline in residential mortgage loans that resulted primarily from our third quarter 2006 mortgage loan repositioning.

Securities

Total securities at December 31, 2006 were $23.2 billion compared with $20.7 billion at December 31, 2005. Securities represented 23% of total assets as of both dates. The increase in total securities compared with December 31, 2005 was primarily due to higher balances of mortgage-backed and commercial mortgage-backed securities, which more than offset the decline in US Treasury and government agencies securities.

At December 31, 2006, the securities available for sale balance included a net unrealized loss of $142 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $370 million. The impact on bond prices of increases in interest rates during 2005 was reflected in the net unrealized loss position at December 31, 2005. The expected weighted-average life of securities available for sale was 3 years and 8 months at December 31, 2006 compared with 4 years and 1 month at December 31, 2005.

Equity Investments

The increase in equity investments from $1.3 billion at December 31, 2005 to $5.3 billion at December 31, 2006 reflected BlackRock reported as an equity investment at December 31, 2006. BlackRock’s assets and liabilities were consolidated on our Consolidated Balance Sheet at December 31, 2005.

Loans Held For Sale

Education loans held for sale totaled $1.3 billion at December 31, 2006, and $1.9 billion at December 31, 2005 and represented the majority of our loans held for sale at each date. Gains on sales of education loans totaled $33 million for 2006 and $19 million for 2005. These gains are reflected in the other noninterest income line item in our Consolidated Income Statement.

Asset Quality

Nonperforming assets were $171 million at December 31, 2006, a decrease of $44 million from December 31, 2005. Nonperforming loans declined $43 million in the comparison. The ratio of nonperforming assets to total loans and foreclosed assets was .34% at December 31, 2006 compared with .42% at December 31, 2005. The allowance for loan and lease losses was $560 million and represented 1.12% of total loans and 381% of nonperforming loans at December 31, 2006. The comparable amounts were $596 million, 1.21% and 314%, respectively, at December 31, 2005.

Funding Sources

Total funding sources were $81.3 billion at December 31, 2006 and $77.2 billion at December 31, 2005. The $4.1 billion increase in total funding sources was comprised of a $6.0 billion increase in total deposits partially offset by a $1.9 billion decrease in total borrowed funds.

The increase in deposits as of December 31, 2006 was driven primarily by the impact of higher money market and certificates of deposit balances. In addition to growth in retail deposit balances, growth in deposits from commercial mortgage loan servicing activities also contributed to the increase compared with the prior year-end.

The decline in borrowed funds compared with the balance at December 31, 2005 reflected a decrease in federal funds purchased, maturities of $2.0 billion of bank notes and senior debt during 2006, a decline in subordinated debt in connection with our December 2006 redemption of $453 million of Capital Securities, and the deconsolidation of BlackRock’s $250 million of convertible debentures. These factors were partially offset by issuances of $1.5 billion of senior debt and $500 million of bank notes in 2006.

Shareholders’ Equity

The increase of $2.2 billion in total shareholders’ equity at December 31, 2006 compared with December 31, 2005 reflected the impact of 2006 net income on retained earnings and an increase in capital surplus in connection with the BlackRock/MLIM transaction. Regulatory capital ratios at December 31, 2006 were 9.3% for leverage, 10.4% for tier 1 risk-based and 13.5% for total risk-based capital. At December 31, 2005, the regulatory capital ratios were 7.2% for leverage, 8.3% for tier 1 risk-based and 12.1% for total risk-based capital.

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

Common shareholders’ equity to total assets - Common shareholders' equity divided by total assets. Common shareholders' equity equals total shareholders' equity less the liquidation value of preferred stock.

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

Tier 1 risk-based capital - Tier 1 risk-based capital equals: total shareholders' equity, plus trust preferred capital securities, plus certain minority interests that are held by others; less goodwill and certain other intangible assets (net of eligible deferred taxes), less equity investments in nonfinancial companies and less net unrealized holding losses on available-for-sale equity securities. Net unrealized holding gains on available-for-sale equity securities, net unrealized holding gains (losses) on available-for-sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for Tier 1 risk-based capital purposes.

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

•

Our businesses and financial results are affected by business and economic conditions, both generally and specifically in the principal markets in which we operate. In particular, our businesses and financial results may be impacted by:

–	Changes in interest rates and valuations in the debt, equity and other financial markets.

–	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the markets for real estate and other assets commonly securing financial products.

–	Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates.

–	Changes in our customers’, suppliers’ and other counterparties’ performance in general and their creditworthiness in particular.

–	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•

A continuation of recent turbulence in significant portions of the global financial markets could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting the economy generally.

•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through most of 2008 and that economic conditions, although showing slower growth than in recent years, will avoid a recession.

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

•

Also, risks and uncertainties that could affect the results anticipated in forward-looking statements or from historical performance relating to our equity interest in BlackRock, Inc. are discussed in more detail in BlackRock’s filings with the SEC, including in the Risk Factors sections of BlackRock’s reports. BlackRock’s SEC filings are accessible on the SEC’s website and on or through BlackRock’s website at www.blackrock.com.

We grow our business from time to time by acquiring other financial services companies, including our pending Sterling Financial Corporation acquisition. Acquisitions in general present us with risks in addition to those presented by the nature of the business acquired. In particular, acquisitions may be substantially more expensive to complete (including as a result of costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs arising as a result of those issues.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Risk Management section of Item 7 of this Report.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Responsibility for Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions. The financial statements of the Company as of December 31, 2006 and for the years ended December 31, 2006 and 2005 were audited by other auditors whose report dated March 1, 2007 (February 4, 2008 as to the effects of the restatement discussed Note 1) expressed an unqualified opinion on those statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 29, 2008

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2007	2006	2005
Interest Income
Loans	$4,232	$3,203	$2,669
Securities available for sale	1,429	1,049	822
Other	505	360	243
Total interest income	6,166	4,612	3,734
Interest Expense
Deposits	2,053	1,590	981
Borrowed funds	1,198	777	599
Total interest expense	3,251	2,367	1,580
Net interest income	2,915	2,245	2,154
Provision for credit losses	315	124	21
Net interest income less provision for credit losses	2,600	2,121	2,133
Noninterest Income
Asset management	784	1,420	1,443
Fund servicing	835	893	870
Service charges on deposits	348	313	273
Brokerage	278	246	225
Consumer services	414	365	293
Corporate services	713	626	485
Equity management gains	102	107	96
Net securities losses	(5)	(207)	(41)
Trading	104	183	157
Net gains (losses) related to BlackRock	(127)	2,066
Other	344	315	372
Total noninterest income	3,790	6,327	4,173
Noninterest Expense
Compensation	1,850	2,128	2,061
Employee benefits	290	304	332
Net occupancy	350	310	313
Equipment	311	303	296
Marketing	115	104	106
Other	1,380	1,294	1,198
Total noninterest expense	4,296	4,443	4,306
Income before minority interest and income taxes	2,094	4,005	2,000
Minority interest in income of BlackRock		47	71
Income taxes	627	1,363	604
Net income	$1,467	$2,595	$1,325
Earnings Per Common Share
Basic	$4.43	$8.89	$4.63
Diluted	$4.35	$8.73	$4.55
Average Common Shares Outstanding
Basic	331	292	286
Diluted	335	297	290

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31
In millions, except par value	2007	2006
Assets
Cash and due from banks	$3,567	$3,523
Federal funds sold and resale agreements	2,729	1,763
Other short-term investments, including trading securities	4,129	3,130
Loans held for sale	3,927	2,366
Securities available for sale	30,225	23,191
Loans, net of unearned income of $990 and $795	68,319	50,105
Allowance for loan and lease losses	(830)	(560)
Net loans	67,489	49,545
Goodwill	8,405	3,402
Other intangible assets	1,146	641
Equity investments	6,045	5,330
Other	11,258	8,929
Total assets	$138,920	$101,820

Liabilities
Deposits
Noninterest-bearing	$19,440	$16,070
Interest-bearing	63,256	50,231
Total deposits	82,696	66,301
Borrowed funds
Federal funds purchased	7,037	2,711
Repurchase agreements	2,737	2,051
Federal Home Loan Bank borrowings	7,065	42
Bank notes and senior debt	6,821	3,633
Subordinated debt	4,506	3,962
Other	2,765	2,629
Total borrowed funds	30,931	15,028
Allowance for unfunded loan commitments and letters of credit	134	120
Accrued expenses	4,330	3,970
Other	4,321	4,728
Total liabilities	122,412	90,147

Minority and noncontrolling interests in consolidated entities	1,654	885

Shareholders’ Equity
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	2,618	1,651
Retained earnings	11,497	10,985
Accumulated other comprehensive loss	(147)	(235)
Common stock held in treasury at cost: 12 and 60 shares	(878)	(3,377)
Total shareholders’ equity	14,854	10,788
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$138,920	$101,820

(a) Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

	Shares Outstanding
In millions	Common Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2005 (a)	283	$1,764	$1,214	$8,273	$(54)	$(3,724)	$7,473
Net income				1,325			1,325
Net unrealized securities losses					(174)		(174)
Net unrealized losses on cash flow hedge derivatives					(32)		(32)
Other					(7)		(7)
Comprehensive income							1,112
Cash dividends declared
Common				(574)			(574)
Preferred				(1)			(1)
Treasury stock activity	10		61			468	529
Tax benefit of stock option plans			7				7
Stock options granted			30				30
Subsidiary stock transactions			(5)				(5)
Restricted stock transactions			(8)				(8)
Balance at December 31, 2005 (a)	293	1,764	1,299	9,023	(267)	(3,256)	8,563
Net income				2,595			2,595
Net unrealized securities losses					149		149
Net unrealized losses on cash flow hedge derivatives					13		13
Additional minimum pension liability under SFAS 87					(1)		(1)
Other					3		3
Comprehensive income							2,759
Cash dividends declared
Common				(632)			(632)
Preferred				(1)			(1)
BlackRock/MLIM transaction (b)			262				262
Treasury stock activity (c)			(12)			(121)	(133)
Tax benefit of stock option plans			29				29
Stock options granted			31				31
Effect of BlackRock equity transactions			27				27
Restricted stock/unit and incentive/performance unit share transactions			15				15
Net effect of adopting SFAS 158					(132)		(132)
Balance at December 31, 2006 (a)	293	1,764	1,651	10,985	(235)	(3,377)	10,788
Net income				1,467			1,467
Net unrealized securities losses					(76)		(76)
Net unrealized gains on cash flow hedge derivatives					188		188
Pension, other postretirement and postemployment benefit plan adjustments					(29)		(29)
Other					5		5
Comprehensive income							1,555
Cash dividends declared - common				(806)			(806)
Net effect of adopting FSP FAS 13-2				(149)			(149)
Treasury stock issued for acquisitions	56		872			3,147	4,019
Treasury stock activity - all other	(8)		(17)			(648)	(665)
Tax benefit of stock option plans			18				18
Stock options granted			28				28
Effect of BlackRock equity transactions			53				53
Restricted stock/unit and incentive/performance unit share transactions			13				13
Balance at December 31, 2007 (a)	341	$1,764	$2,618	$11,497	$(147)	$(878)	$14,854

(a)	Our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Represents the portion of our gain on the BlackRock/MLIM transaction that was credited to capital surplus.
(c)	Our net treasury stock activity in 2006 was less than .1 million shares issued.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2007	2006	2005
Operating Activities
Net income	$1,467	$2,595	$1,325
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	315	124	21
Depreciation, amortization and accretion	332	345	375
Deferred income taxes	78	752	1
Net securities losses	5	207	41
Valuation adjustments	24	45	(6)
Net losses (gains) related to BlackRock	127	(2,066)
Undistributed earnings of BlackRock	(207)	(39)
Excess tax benefits from share-based payment arrangements	(15)	(29)	(4)
Loans held for sale	(1,465)	435	(680)
Other short-term investments, including trading securities	(552)	156	(613)
Other assets	37	173	315
Accrued expenses and other liabilities	(498)	83	(1,326)
Other	(64)	(622)	(129)
Net cash provided (used) by operating activities	(416)	2,159	(680)
Investing Activities
Repayment of securities	4,374	3,667	4,261
Sales
Securities	6,056	11,102	13,304
Loans	329	1,110	39
Purchases
Securities	(15,884)	(15,707)	(21,484)
Loans	(2,747)	(3,072)	(2,746)
Net change in
Loans	(2,160)	(278)	(219)
Federal funds sold and resale agreements	(1,147)	(1,413)	1,775
Net cash received from divestitures	59		26
Net cash paid for acquisitions	(2,602)	(58)	(530)
Purchases of corporate and bank-owned life insurance	(117)	(425)
Other	(800)	(288)	(222)
Net cash used by investing activities	(14,639)	(5,362)	(5,796)
Financing Activities
Net change in
Noninterest-bearing deposits	230	968	(280)
Interest-bearing deposits	1,769	4,940	3,538
Federal funds purchased	4,119	(1,417)	3,908
Repurchase agreements	(62)	359	5
Federal Home Loan Bank short-term borrowings	2,000
Other short-term borrowed funds	514	239	(2,645)
Sales/issuances
Bank notes and senior debt	4,523	1,964	2,285
Subordinated debt	943		494
Federal Home Loan Bank long-term borrowings	4,750		1,000
Other long-term borrowed funds	250	279	641
Treasury stock	253	343	220
Perpetual trust securities	490	489
Repayments/maturities
Bank notes and senior debt	(1,590)	(2,200)	(755)
Subordinated debt	(887)	(471)	(351)
Federal Home Loan Bank long-term borrowings	(232)	(1,124)	(510)
Other long-term borrowed funds	(217)	(26)	(49)
Excess tax benefits from share-based payment arrangements	15	29	4
Acquisition of treasury stock	(963)	(531)	(166)
Cash dividends paid	(806)	(633)	(575)
Net cash provided by financing activities	15,099	3,208	6,764
Net Increase In Cash And Due From Banks	44	5	288
Cash and due from banks at beginning of period	3,523	3,518	3,230
Cash and due from banks at end of period	$3,567	$3,523	$3,518
Cash Paid For
Interest	$2,973	$2,376	$1,515
Income taxes	659	471	504
Non-cash Items
Issuance of common stock for Mercantile and Yardville acquisitions	4,019
Net increase in investment in BlackRock	180	3,179
Transfer from loans to loans held for sale, net	288	2,280	93
Impact of FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”	252

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

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. See Note 2 Acquisitions and Divestitures regarding the deconsolidation of BlackRock, Inc. (“BlackRock”) from PNC’s Consolidated Balance Sheet effective September 29, 2006. Our investment in BlackRock has been accounted for under the equity method of accounting since that date.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2007 presentation. Other than the reclassification described below, these reclassifications did not have a material impact on our consolidated financial condition or results of operations.

Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2006, we determined that the Consolidated Statement of Cash Flows for the year ended December 31, 2006 should be restated. The restatement resulted from the misclassification of cash flows related to our 2006 issuance of perpetual trust securities further described in Note 3 Variable Interest Entities. The cash flows related to the issuance of these securities totaling $489 million had previously been classified within the “Operating Activities” section of the Consolidated Statement of Cash Flows. We concluded that such cash flows should have been classified within the “Financing Activities” section of the Consolidated

Statement of Cash Flows and, accordingly, restated these amounts in Amendment No. 1 thereto on Form 10-K/A dated February 4, 2008. The Consolidated Statement of Cash Flows included in these Consolidated Financial Statements reflects this restatement.

USE OF ESTIMATES

We prepare the consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Actual results may differ from these estimates and the differences may be material to the consolidated financial statements.

BUSINESS COMBINATIONS

We record the net assets of companies that we acquire at their estimated fair value at the date of acquisition and we include the results of operations of the acquired companies in our consolidated income statement from the date of acquisition. We recognize as goodwill the excess of the acquisition price over the estimated fair value of the net assets acquired.

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

SPECIAL PURPOSES ENTITIES

Special purpose entities are defined as legal entities structured for a particular purpose. We use special purpose entities in various legal forms to conduct normal business activities. We review the structure and activities of special purpose entities for possible consolidation under the guidance contained in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) and Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” as appropriate.

A variable interest entity (“VIE”) is a special purpose entity formed as a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets that either:

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

Based on the guidance contained in FIN 46(R), we consolidate a VIE if we are considered to be its primary beneficiary. The primary beneficiary will absorb the majority of the expected losses from the VIE's activities, is entitled to receive a majority of the entity's residual returns, or both. Upon consolidation of a VIE, we recognize all of the VIE’s assets, liabilities and noncontrolling interests. See Note 3 Variable Interest Entities for information about VIEs that we do not consolidate but in which we hold a significant variable interest.

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

Asset management fees are generally based on a percentage of the fair value of the assets under management and performance fees are generally based on a percentage of the returns on such assets. Certain performance fees are earned upon attaining specified investment return thresholds and are recorded as earned. Beginning in the fourth quarter of 2006, the caption asset management also includes our share of the earnings of BlackRock under the equity method of accounting.

Fund servicing fees are primarily based on a percentage of the fair value of the fund assets and the number of shareholder accounts we service.

Service charges on deposit accounts are recognized when earned. Brokerage fees and gains on the sale of securities and certain derivatives are recognized on a trade-date basis.

We record private equity income or loss based on changes in the valuation of the underlying investments or when we dispose of our interest. Dividend income from private equity investments is generally recognized when received and interest income from subordinated debt investments is recorded on an accrual basis.

We recognize revenue from loan servicing; securities and derivatives and foreign exchange trading; and securities underwriting activities as they are earned based on contractual terms, as transactions occur or as services are provided. We recognize any gains from the sale of loans upon cash settlement of the transaction.

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

Investment in BlackRock

We deconsolidated the assets and liabilities of BlackRock from our Consolidated Balance Sheet effective September 29, 2006 and account for our investment in BlackRock under the equity method of accounting. Under the equity method, our investment in BlackRock is reflected on our Consolidated Balance Sheet in the caption equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in the caption asset management.

We mark to market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (“LTIP”) programs. As we transfer the shares for payouts under such LTIP programs, we recognize a gain or loss on those shares. The impact of those transactions is shown on a net basis on our Consolidated Income Statement in net gains (losses) related to BlackRock. Our obligation to transfer BlackRock shares related to the LTIP programs and the resulting accounting are described in more detail in Note 2 Acquisitions and Divestitures.

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

Equity Securities and Partnership Interests

We account for equity investments other than BlackRock and private equity investments under one of the following methods:

•

Marketable equity securities are recorded on a trade-date basis and are accounted for based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short-term profits are classified as trading and included in other short-term investments. Both realized and unrealized gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). Any unrealized losses that we have determined to be other-than-temporary on securities classified as available for sale are recognized in current period earnings.

•

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the cost method or the equity method of accounting. We use the cost method for investments in which we are not considered to have influence over the operations of the investee and when cost appropriately reflects our economic interest in the underlying investment. We use the equity method for all other general and limited partner ownership interests and limited liability company investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in noninterest income. Distributions received from income on cost method investments are included in interest income or noninterest income depending on the type of investment. Under the equity method, we record our equity ownership share of net income or loss of the investee in noninterest income. Investments described above are included in the caption equity investments on the Consolidated Balance Sheet.

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation or other trading purposes are carried at market value and classified as short-term investments. Realized and unrealized gains and losses on trading securities are included in noninterest income. Interest income related to trading securities totaled $116 million in 2007, $62 million in 2006 and $60 million in 2005 and is included in Other interest income in the Consolidated Income Statement.

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

LOANS AND LEASES

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on loans purchased. Interest on performing loans is accrued based on the principal amount outstanding and recorded in interest income as earned using the interest method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and amortized to net interest income, over periods not exceeding the contractual life of the loan.

Certain loans are accounted for at fair value in accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” with changes in the fair value reported in trading revenue. The fair value of these loans was $149 million, or less than .5% of the total loan portfolio, at December 31, 2007.

In addition to originating loans, we also acquire loans through portfolio purchases or business acquisitions. For certain acquired loans that have experienced a deterioration of credit quality prior to our acquisition, we follow the guidance contained in AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (‘SOP 03-3’). Under SOP 03-3, the excess of the cash flows expected to be collected over the purchase price of the loan at acquisition is accreted into interest income over the remaining life of the loan. Any valuation allowance for these loans reflect only those losses incurred after acquisition. The carrying value of loans accounted for under SOP 03-3 at December 31, 2007 was $43 million, or less than .5% of the total loan portfolio, and related to our October 26, 2007 acquisition of Yardville National Bancorp (“Yardville”).

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

When loans are redesignated from held for investment to held for sale, specific reserves and allocated pooled reserves included in the allowance for loan and lease losses are charged-off and reduce the basis of the loans. Gains or losses recognized on the sale of the loans depend on the allocation of carrying value between the loans sold and the retained interests, based on their relative fair market values at the date of sale. We generally estimate fair value based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable. Gains or losses on loan sales transactions are reported in noninterest income.

Our loan sales and securitizations are generally structured without recourse to us and with no restrictions on the retained interests with the exception of Federal National Mortgage Association (“Fannie Mae”) loan sales.

In connection with our acquisition of ARCS Commercial Mortgage Co., L.P. (“ARCS”) in July 2007, we also originate, sell and service mortgage loans under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. Under the provisions of the DUS program, PNC participates in a loss-sharing arrangement with Fannie Mae. Refer to Note 24 Commitments and Guarantees for more information about our obligations related to sales of loans under the DUS program.

When we are obligated for loss-sharing or recourse in a sale, our policy is to record such liabilities at fair value upon closing of the transaction based on the guidance contained in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or as a contingent liability recognized at inception of the guarantee under SFAS No. 5, “Accounting for Contingencies.”

As of January 1, 2006, we adopted SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 was issued in March 2006 and requires all newly recognized servicing rights and obligations to be initially measured at fair value. For subsequent measurement of the asset or obligation, the standard permits the election of either the amortization method or the fair value measurement method by class of recognized servicing rights and obligations. For servicing rights and obligations related to commercial loans and commercial mortgages, we have elected the amortization method. This method requires the amortization of the servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss. For servicing rights or obligations related to residential mortgage loans, we have elected the fair value method, with changes in the value of the right or obligation reflected in noninterest income.

Each quarter, we analyze our servicing assets carried at amortized cost for impairment by categorizing the pools of assets underlying the servicing rights into various stratum. If the carrying amount of a specific asset category exceeds its fair value, a valuation allowance is recorded and reduces noninterest income.

In securitization transactions, we classify securities retained as debt securities available for sale or other assets, depending on the form of the retained interest. Retained interests that are subject to prepayment risk are reviewed on a quarterly basis for impairment. If the fair value of the retained interests is below its carrying amount and the decline is determined to be other-than-temporary, then the decline is reflected in noninterest income.

LOANS AND COMMITMENTS HELD FOR SALE

We designate loans and related loan commitments as held for sale when we have a positive intent to sell them. We transfer loans and commitments to the loans held for sale category at the lower of cost or fair market value. At the time of transfer, related write-downs on the loans and commitments are recorded as charge-offs or as a reduction in the liability for unfunded commitments. We establish a new cost basis upon transfer and recognize any subsequent lower of cost or market adjustment as a valuation allowance with charges included in noninterest income. Gains or losses on the actual sale of these loans and commitments are included in noninterest income when realized.

We apply the lower of cost or fair market value analysis on pools of commercial mortgage loans and commitments on a net aggregate basis. For other loans held for sale and commitments, we do this analysis on an individual loan and commitment basis.

Interest income with respect to loans held for sale classified as performing is accrued based on the principal amount outstanding.

In certain circumstances, loans and commitments designated as held for sale may be later transferred back to the loan portfolio based on a change in strategy to retain the credit relationship with those customers. We transfer these loans and commitments to the portfolio at the lower of cost or fair market value.

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans,
•	Troubled debt restructurings, and
•	Foreclosed assets.

Measurement of delinquency and past due status are based on the contractual terms of each loan.

Other than consumer loans, we generally classify loans as nonaccrual when we determine that the collection of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more and the loans are not well-secured or in the process of collection. When the accrual of interest is discontinued, any accrued but uncollected interest previously included in income is reversed. We charge off these loans based on the facts and circumstances of the individual loan.

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

Consumer loans in the process of collection but not well-secured are classified as nonaccrual at 120 days past due if they are home equity installment loans and at 180 days past due if they are home equity lines of credit. These loans are recorded at the lower of cost or market value, less liquidation costs and the unsecured portion of these loans is generally charged off in accordance with FFIEC guidelines for consumer loans. At this time, the remaining portion of the loan is also placed on nonaccrual.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the allowance for loan and lease losses at a level that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. Our determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default,
•	Loss given default,
•	Exposure at date of default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Historical loss exposure, and
•	Amounts for changes in economic conditions and potential estimation or judgmental imprecision.

In determining the adequacy of the allowance for loan and lease losses, we make specific allocations to impaired loans, allocations to pools of watchlist and non-watchlist loans, and allocations to consumer and residential mortgage loans. We also allocate reserves to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and quantitative factors. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

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

While our pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. In addition, these reserves include factors which may not be directly measured in the determination of specific or pooled reserves. These factors include:

•	Credit quality trends,
•	Recent loss experience in particular segments of the portfolio,
•	Ability and depth of lending management, and
•	Changes in risk selection and underwriting standards.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is adequate to absorb estimated probable losses related to these unfunded credit facilities. We determine the adequacy of the allowance based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and letters of credit is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

COMMERCIAL MORTGAGE SERVICING RIGHTS

We provide servicing under various commercial, loan servicing contracts. These contracts are either purchased in the open market or retained as part of a commercial mortgage loan securitization or loan sale. Prior to January 1, 2006, purchased contracts were recorded at cost and the servicing rights retained from the sale or securitization of loans were recorded based on their relative fair value to all of the assets securitized or sold. As a result of the adoption of SFAS 156, beginning January 1, 2006 all newly acquired servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future cash flows, including assumptions as to:

•	Interest rates for escrow and deposit balance earnings,
•	Discount rates,
•	Estimated interest rates, and
•	Estimated servicing costs.

For subsequent measurements of our servicing rights, we have elected to account for our commercial mortgage loan servicing rights as a class of assets and use the amortization method. This election was made based on the unique characteristics of the commercial mortgage loans underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial mortgage servicing rights assets. Specific risk characteristics of commercial mortgages include loan type, currency or exchange rate, interest rates and expected cash flows. We record these servicing assets as other intangible assets and amortize them over their estimated lives based on estimated net servicing income or loss. On a quarterly basis, we test the assets for impairment. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized and a valuation reserve is established. Servicing fees are recognized as they are earned and are reported net of amortization expense in noninterest income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts are detailed in Note 16 Fair Value of Financial Instruments.

GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill and indefinite-lived intangible assets for impairment at least annually, or when events or changes in circumstances indicate the assets might be impaired. Finite-lived intangible assets are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable from undiscounted future cash flows or it may exceed its fair value.

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

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists, on an after-tax basis, primarily of unrealized gains or losses on securities available for sale and derivatives designated as cash flow hedges, and changes in pension, postretirement and postemployment liability adjustments. Details of each component are included in Note 14 Other Comprehensive Income.

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

For those derivative instruments that are designated and qualify as accounting hedges, we must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge or a cash flow hedge. We have no derivatives that hedge the net investment in a foreign operation.

We formally document the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy, before undertaking an accounting hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge at inception of the hedge relationship. For accounting hedge relationships, we formally assess, both at the inception of the hedge and on an ongoing basis, if the derivatives are highly effective in offsetting designated changes in the fair value or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued.

For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk), changes in the fair value of the hedging instrument are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the hedged risk. To the extent the hedge is not highly effective, the changes in fair value will not offset and the difference or ineffectiveness is reflected in the same financial statement category in the income statement as the hedged item.

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest income in the same period or periods during which the hedged transaction affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in noninterest income.

We discontinue hedge accounting when it is determined that the derivative is no longer qualifying as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value and changes of the fair value.

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation continues to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in 2007, 2006 or 2005 due to a determination that a forecasted transaction was no longer probable of occurring.

We occasionally purchase or originate financial instruments that contain an embedded derivative. At the inception of the transaction, we assess if economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodied both the embedded derivative and the host contract are measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative does not meet these three conditions, the embedded derivative would qualify as a derivative and be recorded apart from the host contract and carried at fair value with changes recorded in current earnings. On January 1, 2006, we adopted SFAS 155, which, among other provisions, permits a fair value election for hybrid financial instruments requiring bifurcation on an instrument-by-instrument basis. Beginning January 1, 2006, we elected to account for certain previously bifurcated hybrid instruments and certain newly acquired hybrid instruments under this fair value election on an instrument-by-instrument basis. As such, certain previously reported embedded derivatives are reported with their host contracts at fair value in loans or other borrowed funds.

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments). We also enter into commitments to purchase or sell commercial mortgage loans. Both interest rate lock commitments and commitments to buy or sell mortgage loans are accounted for as free-standing derivatives. Interest rate lock commitments and purchase commitments that are considered to be derivatives are recorded at fair value in other assets or other liabilities. Any gain or loss from the change in fair value after the inception of the commitment is recognized in noninterest income.

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

STOCK-BASED COMPENSATION

We did not recognize stock-based employee compensation expense related to stock options granted before 2003 as permitted under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”).

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years upon our adoption of SFAS 123. Since we adopted SFAS 123 prospectively, the cost related to stock-based employee compensation included in net income for 2005 was less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of the standard.

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” which replaced SFAS 123 and superseded APB 25. SFAS 123R requires compensation cost related to share-based payments to employees to be recognized in the financial statements based on their fair value. We adopted SFAS 123R effective January 1, 2006, using the modified prospective method of transition, which required the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. It also required changes in the timing of expense recognition for awards granted to retirement-eligible employees and clarified the accounting for the tax effects of stock awards. The adoption of SFAS 123R did not have a significant impact on our consolidated financial statements.

The following table shows the effect on 2005 net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards.

Pro Forma Net Income And Earnings Per Share (a)

In millions, except for per share data	2005
Net income	$1,325
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	54
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(60)
Pro forma net income	$1,319
Earnings per share
Basic-as reported	$4.63
Basic-pro forma	4.60
Diluted-as reported	$4.55
Diluted-pro forma	4.52
(a)	There were no differences between the GAAP basis and pro forma basis of reporting 2006 net income and related per share amounts.

See Note 18 Stock-Based Compensation Plans for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This statement will require all businesses acquired to be measured at the fair value of the consideration paid as opposed to the cost-based provisions of SFAS 141. It will require an entity to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) requires the value of consideration paid including any future contingent consideration to be measured at fair value at the closing date of the transaction. Also, restructuring costs and acquisition costs are to be expensed rather than included in the cost of the acquisition. This guidance is effective for all acquisitions with closing dates after January 1, 2009.

In December 2007, the FASB issued SFAS 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements. This statement requires expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity. This guidance is effective January 1, 2009. We are currently analyzing the standard but do not expect the adoption to have a material impact on our consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, that provides guidance regarding measuring the fair value of recorded written loan commitments. The guidance indicates that the expected future cash flows related to servicing should be included in the fair value measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective January 1, 2008, prospectively to loan commitments issued or modified after that date. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). This statement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“Guide”) and whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company of an investment company or an equity method investor in an investment company. The FASB issued a final FSP in February 2008 which indefinitely delays the effective date of AICPA SOP 07-1.

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

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation (“FIN”) No. 48.” This FSP amended FIN 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance as to the determination of whether a tax position is deemed effectively settled for purposes of recognizing previously unrecognized tax benefits under FIN 48. This guidance was adopted effective January 1, 2007 in connection with our adoption of FIN 48. See Note 19 Income Taxes for additional information.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be applied on an instrument by instrument basis with a few exceptions. The election is irrevocable and must be applied to entire instruments and not to portions of instruments. We adopted SFAS 159 and elected to fair value certain loans held for sale and other financial instruments to align the accounting treatment for these instruments with their related hedges. The adoption did not have a material effect on retained earnings at January 1, 2008.

The Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which is effective January 1, 2008. This EITF provides guidance for an employer to recognize a liability for future premium payments on behalf of the employee or retiree benefits in accordance with Statement 106 or Opinion 12 based on the substantive agreement with the employee. The adoption of this guidance did not have a material effect on retained earnings at January 1, 2008 and is not expected to have a material effect on our results of operations or financial position.

During 2006, the FASB issued the following:

•

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement affects the accounting and reporting for our qualified pension plan, our nonqualified retirement plans, our postretirement welfare benefit plans and our post employment benefit plan. SFAS 158 required recognition on the balance sheet of the over- or underfunded position of these plans as the difference between the fair value of plan assets and the related benefit obligations previously recognized on the balance sheet. The difference, net of tax, was recorded as part of accumulated other comprehensive income or loss (“AOCI”) within the shareholders’ equity section of the balance sheet. This guidance also required the recognition of any unrecognized actuarial gains and losses and unrecognized prior service costs to AOCI, net of tax. SFAS 158 was effective for PNC as of December 31, 2006, with no restatement for prior year-end reporting periods permitted. The impact of adoption of SFAS 158 at December 31, 2006 was a reduction of AOCI of $132 million after tax.

•

SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; it does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. As required, we will adopt SFAS 157 prospectively beginning January 1, 2008. The adoption of this standard did not have a material effect on retained earnings at January 1, 2008.

•

FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” clarifies the accounting for uncertainty in income taxes recognized in the financial statements and sets forth recognition, derecognition and measurement criteria for tax positions taken or expected to be taken in a tax filing. For PNC, this guidance was effective for all tax positions taken or expected to be taken beginning on January 1, 2007. See Note 19 Income Taxes for additional information.

•

FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” requires a recalculation of the timing of income recognition for a leveraged lease under SFAS 13, “Accounting for Leases,” when a change in the timing of income tax deductions directly related to the leveraged lease transaction occurs or is projected to occur. Any tax positions taken regarding the leveraged lease transaction must be recognized and measured in accordance with FIN 48 described above. This guidance was effective for PNC beginning January 1, 2007 with the cumulative effect of applying the provisions of this FSP being recognized through an adjustment to opening retained earnings. Any immediate or future reductions in earnings from the change in accounting would be recovered in subsequent years. Our adoption of the guidance in FSP FAS 13-2 resulted in an after-tax charge to beginning retained earnings at January 1, 2007 of approximately $149 million.

NOTE 2 ACQUISITIONS AND DIVESTITURES

2007

Pending Sale of Hilliard Lyons

On November 16, 2007, we entered into a definitive agreement to sell J.J.B. Hilliard, W.L.Lyons, Inc. (“Hilliard Lyons”), a Louisville, Kentucky-based wholly-owned subsidiary of PNC and a full-service brokerage and financial services provider, to Houchens Industries, Inc. The transaction is expected to be completed in the first half of 2008 subject to regulatory and certain other required approvals.

Albridge Solutions Inc.

On December 7, 2007, we acquired Albridge Solutions Inc. (“Albridge”), a Lawrenceville, New Jersey-based provider of portfolio accounting and enterprise wealth management services. Albridge provides financial advisors with consolidated client account information from hundreds of data sources, and its enterprise approach to providing a unified client view and performance reporting helps advisors build their client and asset base. Albridge will extend PFPC’s capabilities into the delivery of knowledge-based information services through its relationships with financial institutions and financial advisors.

Coates Analytics, LP

Also on December 7, 2007, we acquired Coates Analytics, LP (“Coates Analytics”), a Chadds Ford, Pennsylvania-based provider of web-based analytic tools that help asset managers identify wholesaler territories and financial advisor targets, promote products in the marketplace and strengthen competitive intelligence. Coates Analytics will complement PFPC’s business strategy as it currently serves six of the 10 largest broker/dealers and provides market data to more than 40 of the leading asset management and fund companies.

Yardville National Bancorp

On October 26, 2007 we acquired Hamilton, New Jersey-based Yardville. Yardville shareholders received in the aggregate approximately 3.4 million shares of PNC common stock and $156 million in cash. Total consideration paid was approximately $399 million in stock and cash. Yardville’s subsidiary bank, Yardville National Bank, is a commercial and consumer bank and at closing had approximately $2.6 billion in assets and $2.0 billion in deposits.

Sterling Financial Corporation

On July 19, 2007, we entered into a definitive agreement with Lancaster, Pennsylvania-based Sterling Financial Corporation (“Sterling”) for PNC to acquire Sterling for approximately 4.5 million shares of PNC common stock and $224 million in cash. Based upon PNC’s closing common stock price on July 17, 2007, the consideration represents $565 million in stock and cash or approximately $19.00 per Sterling share. The transaction is expected to close in the second quarter of 2008 and is subject to customary closing conditions, including the approval of Sterling’s shareholders.

ARCS Commercial Mortgage Co., L.P.

On July 2, 2007, we acquired ARCS, a Calabasas Hills, California-based lender with 10 origination offices in the United States. ARCS has been a leading originator and servicer of agency multifamily loans for the past decade.

Mercantile Bankshares Corporation

Effective March 2, 2007, we acquired Mercantile Bankshares Corporation (“Mercantile”). Mercantile shareholders received .4184 shares of PNC common stock and $16.45 in cash for each share of Mercantile, or in the aggregate approximately 53 million shares of PNC common stock and $2.1 billion in cash. Total consideration paid was approximately $5.9 billion.

Our acquisition of Mercantile added approximately $21 billion of assets to our Consolidated Balance Sheet, including $12.4 billion of loans, $4.4 billion of goodwill and $3.0 billion of available for sale and trading securities. Loans added with this acquisition included $4.8 billion of commercial real estate, $4.9 billion of commercial, $1.1 billion of residential mortgage and $1.6 billion of consumer loans. In addition, we added $12.5 billion of deposits and $2.1 billion of borrowed funds in connection with this acquisition. Our Consolidated Income Statement includes the impact of Mercantile subsequent to our March 2, 2007 acquisition.

2006

BlackRock/MLIM Transaction

On September 29, 2006, Merrill Lynch contributed its investment management business (“MLIM”) to BlackRock in exchange for 65 million shares of newly issued BlackRock common and preferred stock. BlackRock accounted for the MLIM transaction under the purchase method of accounting.

Immediately following the closing, PNC continued to own 44 million shares of BlackRock common stock representing an ownership interest of 34% of the combined company (as compared with 69% immediately prior to the closing). Although PNC's share ownership percentage declined, PNC’s investment in BlackRock increased due to the increase in total equity recorded by BlackRock as a result of the MLIM transaction.

Upon the closing of the BlackRock/MLIM transaction, the carrying value of our investment in BlackRock increased by $3.1 billion to $3.8 billion, primarily reflecting PNC's portion of the increase in BlackRock’s equity resulting from the value of shares issued in the transaction.

We also recorded a liability at September 30, 2006 for deferred taxes of $.9 billion, related to the excess of the book value over the tax basis of our investment in BlackRock, and a liability of

$.6 billion related to our obligation to provide shares of BlackRock common stock to help fund certain BlackRock long-term incentive plan ("LTIP") programs. Beginning with fourth quarter 2006, we recognize gain or loss each quarter-end on our remaining liability to provide shares of BlackRock common stock to help fund certain BlackRock LTIP programs as that liability is marked to market based on changes in BlackRock’s common stock price. We recognized a pretax gain of $82 million in the first quarter of 2007 from the transfer of BlackRock shares for certain payouts under one of these programs. We will also continue to recognize gains or losses on the future transfer of shares for payouts under such LTIP programs.

The overall balance sheet impact of the BlackRock/MLIM transaction was an increase to our shareholders’ equity of $1.6 billion. The increase to equity was comprised of an after-tax gain of $1.3 billion, net of the expense associated with the LTIP liability and the deferred taxes, and an after-tax increase to capital surplus of $.3 billion. The recognition of the gain is consistent with our existing accounting policy for the sale or issuance by subsidiaries of their stock to third parties. The gain represents the difference between our basis in BlackRock stock prior to the BlackRock/MLIM transaction and the new book value per share and resulting increase in value of our investment realized from the transaction. The direct increase to capital surplus rather than inclusion in the gain resulted from the accounting treatment required due to existing BlackRock repurchase commitments or programs.

For 2005 and for the nine months ended September 30, 2006, our Consolidated Income Statement included our former 69% – 71% ownership interest in BlackRock’s net income through the closing date. However, beginning September 30, 2006, our Consolidated Balance Sheet no longer reflected the consolidation of BlackRock’s balance sheet but recognized our ownership interest in BlackRock as an investment accounted for under the equity method. This accounting has resulted in a reduction in certain revenue and noninterest expense categories on PNC's Consolidated Income Statement as our share of BlackRock’s net income is now reported within asset management noninterest income.

2005

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

NOTE 3 VARIABLE INTEREST ENTITIES

We are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs as of December 31, 2007 and 2006 for which we were determined to be the primary beneficiary.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2007
Market Street	$5,304	$5,330	$9,019	(a)
Collateralized debt obligations	255	177	6
Partnership interests in low income housing projects	50	34	8
Total	$5,609	$5,541	$9,033
December 31, 2006
Market Street	$4,020	$4,020	$6,117	(a)
Collateralized debt obligations	815	570	22
Partnership interests in low income housing projects	33	30	8
Total	$4,868	$4,620	$6,147
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $8.8 billion and other credit enhancements of $.2 billion at December 31, 2007. The comparable amounts at December 31, 2006 were $5.6 billion and $.6 billion, respectively.

Market Street

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2007 and 2006, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. PNC recognized program administrator fees and commitments fees related to PNC’s portion of the liquidity facilities of $12.6 million and $4.1 million, respectively, for the year ended December 31, 2007.

Neither creditors nor investors in Market Street have any recourse to our general credit. The commercial paper obligations at December 31, 2007 and 2006 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Of the $8.8 billion of liquidity facilities provided by PNC at December 31, 2007, only $2.8 billion required PNC to fund if the assets are in default.

Program-level credit enhancement in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities, is provided by PNC and a monoline insurer. PNC provides 25% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires on March 23, 2012. See Note 5 Loans, Commitments To Extend Credit and Concentrations of Credit Risk and Note 24 Commitments and Guarantees for additional information. The monoline insurer provides the remaining 75% of the enhancement in the form of a surety bond. The cash collateral account is subordinate to the surety bond.

Market Street was restructured as a limited liability company in October 2005 and entered into a Subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.6 million as of December 31, 2007. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

As a result of the Note issuance, we reevaluated the design of Market Street, its capital structure and relationships among the variable interest holders under the provisions of FIN 46R. Based on this analysis, we determined that we were no longer the primary beneficiary as defined by FIN 46R and deconsolidated Market Street from our Consolidated Balance Sheet effective October 17, 2005.

PNC considers changes to the variable interest holders (such as new expected loss note investors and changes to program- level credit enhancement providers), terms of expected loss notes, and new types of risks (such as foreign currency or interest rate) in Market Street as reconsideration events. PNC reviews the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
December 31, 2007	$1,110	$1,110
December 31, 2006	$834	$834

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

We consolidated those LIHTC investments in which we own a majority of the limited partnership interests and are deemed to be the primary beneficiary. We also consolidated entities in which we, as a national syndicator of affordable housing equity, serve as the general partner (together with the aforementioned investments, the “LIHTC investments”), and no other entity owns a majority of the limited partnership interests. In these syndication transactions, we create funds in which our subsidiary is the general partner and sells limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The fund’s limited partners can generally remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees by managing the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. The assets are primarily included in Equity Investments on our Consolidated Balance Sheet. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and debt of these LIHTC investments are provided in the Consolidated VIEs – PNC Is Primary Beneficiary table and reflected in the “Other” business segment.

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

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory ratios and rating agency purposes.

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

PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I and Trust II’s investment in the LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I or Trust II. This minority interest totaled approximately $980 million at December 31, 2007.

PNC Bank, N.A. has contractually committed to Trust I that if full dividends are not paid in a dividend period on the Trust Securities, LLC Preferred Securities or any other parity equity securities issued by the LLC, neither PNC Bank, N.A. nor its subsidiaries will declare or pay dividends or other distributions with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its equity capital securities during the next succeeding period (other than to holders of the LLC Preferred Securities and any parity equity securities issued by the LLC) except: (i) in the case of dividends payable to subsidiaries of PNC Bank, N.A., to PNC Bank, N.A. or another wholly-owned subsidiary of PNC Bank, N.A. or (ii) in the case of dividends payable to persons that are not subsidiaries of PNC Bank, N.A., to such persons only if, (A) in the case of a cash dividend, PNC has first irrevocably committed to contribute amounts at least equal to such cash dividend or (B) in the case of in-kind dividends payable by PNC REIT Corp., PNC has committed to purchase such in-kind dividend from the applicable PNC REIT Corp. holders in exchange for a cash payment representing the market value of such in-kind dividend, and PNC has committed to contribute such in-kind dividend to PNC Bank, N.A.

PNC has contractually committed to Trust II that if full dividends are not paid in a dividend period on the Trust II Securities, or the LLC Preferred Securities held by Trust II, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period, other than: (i) purchases, redemptions or other acquisitions of shares of capital stock of PNC in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) purchases of shares of common stock of PNC pursuant to a contractually binding requirement to buy stock existing prior to the commencement of the extension period, including under a contractually binding stock repurchase plan, (iii) any dividend in connection with the implementation of a shareholders’ rights plan, or the redemption or repurchase of any rights under any such plan, (iv) as a result of an exchange or conversion of any class or series of PNC’s capital stock for any other class or series of PNC’s capital stock, (v) the purchase of fractional interests in shares of PNC capital stock pursuant to the conversion or exchange provisions of such stock or the security being converted or exchanged or (vi) any stock dividends paid by PNC where the dividend stock is the same stock as that on which the dividend is being paid.

NOTE 4 SECURITIES

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses

December 31, 2007

SECURITIES AVAILABLE FOR SALE

Debt securities
U.S. Treasury and government agencies	$151	$4		$155
Residential mortgage-backed	21,147	118	$(313)	20,952
Commercial mortgage-backed	5,227	53	(16)	5,264
Asset-backed	2,878	4	(112)	2,770
State and municipal	340	1	(5)	336
Other debt	85		(1)	84
Total debt securities	29,828	180	(447)	29,561
Corporate stocks and other	662	2		664
Total securities available for sale	$30,490	$182	$(447)	$30,225
December 31, 2006

SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$611		$(3)	$608
Residential mortgage-backed	17,325	$39	(156)	17,208
Commercial mortgage-backed	3,231	13	(25)	3,219
Asset-backed	1,615	3	(9)	1,609
State and municipal	140	1	(2)	139
Other debt	90		(3)	87
Total debt securities	23,012	56	(198)	22,870
Corporate stocks and other	321	1	(1)	321
Total securities available for sale	$23,333	$57	$(199)	$23,191
December 31, 2005

SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,816		$(72)	$3,744
Residential mortgage-backed	13,794	$1	(251)	13,544
Commercial mortgage-backed	1,955	1	(37)	1,919
Asset-backed	1,073		(10)	1,063
State and municipal	159	1	(2)	158
Other debt	87		(1)	86
Total debt securities	20,884	3	(373)	20,514
Corporate stocks and other	196			196
Total securities available for sale	$21,080	$3	$(373)	$20,710

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

The expected weighted-average life of securities available for sale was 3 years and 6 months at December 31, 2007, 3 years and 8 months at December 31, 2006, and 4 years and 1 month at December 31, 2005.

The following table presents unrealized loss and fair value of securities at December 31, 2007 and December 31, 2006 for which an other-than-temporary impairment has not been recognized. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

In millions December 31, 2007	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities available for sale
Debt securities
U.S. Treasury and government agencies		$53				$53
Residential mortgage-backed	$(157)	6,994	$(156)	$5,065	$(313)	12,059
Commercial mortgage-backed	(3)	365	(13)	769	(16)	1,134
Asset-backed	(87)	1,519	(25)	655	(112)	2,174
State and municipal	(4)	79	(1)	82	(5)	161
Other debt	(1)	40		3	(1)	43
Total	$(252)	$9,050	$(195)	$6,574	$(447)	$15,624
December 31, 2006
Securities available for sale
Debt securities
U.S. Treasury and government agencies		$15	$(3)	$302	$(3)	$317
Residential mortgage-backed	$(8)	2,717	(148)	6,925	(156)	9,642
Commercial mortgage-backed	(3)	924	(22)	778	(25)	1,702
Asset-backed	(1)	414	(8)	649	(9)	1,063
State and municipal		16	(2)	88	(2)	104
Other debt		65	(3)	59	(3)	124
Total debt securities	(12)	4,151	(186)	8,801	(198)	12,952
Corporate stocks and other			(1)	10	(1)	10
Total	$(12)	$4,151	$(187)	$8,811	$(199)	$12,962

We do not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The $313 million unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the Fannie Mae, the Federal Home Loan Mortgage Corporation and private issuers. For those securities issued by private issuers, substantially all of the securities were rated “AAA” by at least two major ratings agencies. The $16 million unrealized losses reported for commercial mortgage-backed securities relate primarily to fixed rate securities. The $112 million unrealized losses associated with asset-backed securities relate primarily to securities collateralized by home equity, automobile and credit card loans. The majority of the unrealized losses associated with both mortgage and asset-backed securities are attributable to widening market credit spreads, primarily affecting the mortgage-backed and asset-backed security sectors, and not from the deterioration of credit quality.

Of those securities in an unrealized loss position for 12 months or more as of December 31, 2007, 32 (19 mortgage-backed, 6 asset-backed, 5 commercial mortgage-backed, and 2 state and municipal) positions with fair value totaling $640 million had an unrealized loss of more than 5% when compared with their amortized cost. The unrealized loss on these positions totaled $50 million and the unrealized loss amount on any individual position did not exceed $8 million. The mortgage-backed securities are primarily collateralized mortgage obligations where amortized cost approximates the par value of the security. These securities are all rated “AAA.” The asset-backed securities include six positions with an aggregate unrealized loss of $10 million. These securities are all rated “AAA” with the exception of one security with amortized cost of $4 million and an unrealized loss of $2 million that was rated below investment grade. The aggregate unrealized loss on the commercial mortgage-backed and state and municipal securities positions was not significant.

Information relating to securities sold is set forth in the following table.

Securities Sold

Year ended December 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2007	$6,056	$20	$25	$(5)	$(2)
2006	11,102	2	209	(207)	(72)
2005	13,304	19	60	(41)	(14)

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $24.2 billion at December 31, 2007 and $10.6 billion at December 31, 2006. The increase is due primarily to an increase in securities pledged as collateral for the ability to borrow from the Federal Reserve Bank of Cleveland. The pledged securities include positions held in our portfolio of securities available for sale, trading securities that are included in other short-term investments on our Consolidated Balance Sheet, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $2.3 billion at December 31, 2007 and $1.4 billion at December 31, 2006 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $1.5 billion was repledged to others at December 31, 2007 and $1.3 billion was repledged to others at December 31, 2006. At December 31, 2007 and December 31, 2006, securities accepted as collateral were obtained under resale agreements. Amounts repledged were used to cover securities sold short.

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2007.

Contractual Maturity Of Debt Securities

December 31, 2007 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and government agencies	$60	$85	$5	$1	$151
Residential mortgage-backed	2	24	386	20,735	21,147
Commercial mortgage-backed		149	77	5,001	5,227
Asset-backed	30	669	312	1,867	2,878
State and municipal	18	100	83	139	340
Other debt	6	21	13	45	85
Total debt securities available for sale	$116	$1,048	$876	$27,788	$29,828
Fair value	$116	$1,045	$883	$27,517	$29,561
Weighted-average yield, GAAP basis	4.66%	5.06%	5.02%	5.43%	5.41%

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of mortgage-backed securities was 3 years and 4 months, of commercial mortgage-backed securities was 4 years and 8 months and of asset-backed securities was 2 years and 9 months at December 31, 2007. Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

NOTE 5 LOANS, COMMITMENTS TO EXTEND CREDIT AND CONCENTRATIONS OF CREDIT RISK

Loans outstanding were as follows:

December 31 - in millions	2007	2006
Commercial	$28,607	$20,584
Commercial real estate	8,906	3,532
Consumer	18,326	16,515
Residential mortgage	9,557	6,337
Lease financing	3,500	3,556
Other	413	376
Total loans	69,309	50,900
Unearned income	(990)	(795)
Total loans, net of unearned income	$68,319	$50,105

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate exposure is material in relation to our total credit exposure. Loans outstanding and related unfunded commitments are concentrated in our primary geographic markets. At December 31, 2007, no specific industry concentration exceeded 5% of total commercial loans outstanding and unfunded commitments.

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

We also originate home equity loans and lines of credit that result in a credit concentration of high loan-to-value ratio loan products at the time of origination. In addition, these loans are concentrated in our primary geographic markets as discussed above. At December 31, 2007, $2.7 billion of the $14.4 billion of home equity loans (included in “Consumer” in the table above) had a loan-to-value ratio greater than 90%. These loans are collateralized primarily by 1-4 family residential properties. As part of our asset and liability management activities, we also periodically purchase residential mortgage loans that are collateralized by 1-4 family residential properties. At December 31, 2007, $3.0 billion of the $9.6 billion of residential mortgage loans were interest-only loans.

We realized net gains from sales of commercial mortgages of $39 million in 2007, $55 million in 2006 and $61 million in 2005. Gains on sales of education loans totaled $24 million in 2007, $33 million in 2006 and $19 million in 2005. Loans held for sale are reported separately on the Consolidated Balance Sheet and are not included in the table above. Interest income from total loans held for sale was $184 million for 2007, $157 million for 2006 and $104 million for 2005 and is included in Other interest income in our Consolidated Income Statement.

Net Unfunded Credit Commitments

December 31 - in millions	2007	2006
Commercial	$39,171	$31,009
Consumer	10,875	10,495
Commercial real estate	2,734	2,752
Other	567	579
Total	$53,347	$44,835

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. At December 31, 2007, commercial commitments are reported net of $8.9 billion of participations, assignments and syndications, primarily to financial services companies. The comparable amount at December 31, 2006 was $8.3 billion. Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment. Consumer home equity lines of credit accounted for 80% of consumer unfunded credit commitments.

Unfunded credit commitments related to Market Street totaled $8.8 billion at December 31, 2007 and $5.6 billion at

December 31, 2006 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

Note 24 Commitments and Guarantees includes information regarding standby letters of credit and bankers’ acceptances. At December 31, 2007, the largest industry concentration was for general medical and surgical hospitals, which accounted for approximately 5% of the total letters of credit and bankers’ acceptances.

At December 31, 2007, we pledged $1.6 billion of loans to the Federal Reserve Bank (“FRB”) and $33.5 billion of loans to the Federal Home Loan Bank (“FHLB”) as collateral for the contingent ability to borrow, if necessary.

Certain directors and executive officers of PNC and its subsidiaries, as well as certain affiliated companies of these directors and officers, were customers of and had loans with subsidiary banks in the ordinary course of business. All such loans were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate principal amounts of these loans were $13 million at December 31, 2007 and $18 million at December 31, 2006. During 2007, new loans of $48 million were funded and repayments totaled $53 million.

NOTE 6 ASSET QUALITY

The following table sets forth nonperforming assets and related information:

December 31 - dollars in millions	2007	2006
Nonaccrual loans
Commercial	$193	$109
Commercial real estate	212	12
Consumer	17	13
Residential mortgage	10	12
Lease financing	3	1
Total nonaccrual loans	435	147
Restructured loans	2
Total nonperforming loans	437	147
Foreclosed and other assets
Lease financing	11	12
Residential mortgage	16	10
Other	14	2
Total foreclosed and other assets	41	24
Total nonperforming assets (a) (b)	$478	$171
Nonperforming loans to total loans	.64%	.29%
Nonperforming assets to total loans and foreclosed assets	.70	.34
Nonperforming assets to total assets	.34	.17
Interest on nonperforming loans
Computed on original terms	$51	$15
Recognized prior to nonperforming status	32	4
Past due loans
Accruing loans past due 90 days or more	$106	$50
As a percentage of total loans	.16%	.10%
(a)	Excludes equity management assets that are carried at estimated fair value of $4 million at December 31, 2007 and $11 million (including $4 million of troubled debt restructured assets) at December 31, 2006.
(b)	Excludes loans held for sale carried at lower of cost or market value related to the Mercantile and Yardville acquisitions of $25 million at December 31, 2007.

Changes in the allowance for loan and lease losses were as follows:

In millions	2007	2006	2005
January 1	$560	$596	$607
Charge-offs	(245)	(180)	(129)
Recoveries (a)	45	40	99
Net charge-offs (a)	(200)	(140)	(30)
Provision for credit losses	315	124	21
Acquired allowance (b)	152		23
Net change in allowance for unfunded loan commitments and letters of credit	3	(20)	(25)
December 31	$830	$560	$596
(a)	Amount for 2005 included the impact of a $53 million loan recovery.
(b)	Mercantile and Yardville in 2007 and Riggs in 2005.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2007	2006	2005

Allowance at January 1	$120	$100	$75
Acquired allowance- Mercantile	17
Net change in allowance for unfunded loan commitments and letters of credit	(3)	20	25
December 31	$134	$120	$100

All nonperforming loans at December 31, 2007 and 2006 are considered impaired, Under SFAS 114, which excludes leases and smaller homogeneous type loans (i.e., consumer-related loans), impaired loans amounted to $407 million at December 31, 2007 and $121 million at December 31, 2006 and had a corresponding specific allowance for loan and lease losses of $124 million and $32 million, respectively. The average balance of SFAS 114 impaired loans was $200 million in 2007, $147 million 2006 and $106 million in 2005. We did not recognize any interest income on loans while they were impaired in 2007, 2006 or 2005.

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business segment during 2007 follows:

Goodwill

In millions	Dec. 31 2006	Additions/ Adjustments	Dec. 31 2007
Retail Banking	$1,466	$4,162	$5,628
Corporate & Institutional Banking	938	553	1,491
PFPC	968	261	1,229
BlackRock	30	27	57
Total	$3,402	$5,003	$8,405

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at that date becomes available. We are awaiting certain information relating to pre-acquisition contingencies. Revisions would likely result in subsequent adjustments to goodwill. The goodwill and other intangible assets related to Mercantile and Yardville are reported in the Retail Banking and Corporate & Institutional Banking business segments.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

December 31 - in millions	2007	2006
Customer-related and other intangibles
Gross carrying amount	$708	$342
Accumulated amortization	(263)	(178)
Net carrying amount	$445	$164
Mortgage and other loan servicing rights
Gross carrying amount	$1,001	$689
Accumulated amortization	(300)	(212)
Net carrying amount	$701	$477
Total	$1,146	$641

While most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, mortgage and other loan servicing rights and certain core deposit intangibles are amortized on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 15 years, with a weighted-average remaining useful life of approximately 9 years. Our mortgage and other loan servicing rights are amortized primarily over a period of 5 to 10 years in proportion to the estimated net servicing cash flows from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets during 2007 follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2006	$3,402	$164	$477
Additions/adjustments:
Mercantile acquisition	4,363	281	9
ARCS acquisition (a)	83	1	188
Yardville acquisition	273	28
Albridge and Coates Analytics acquisitions	261	56
BlackRock	27
Mortgage and other loan servicing rights			115
Other	(4)
Amortization		(85)	(88)
December 31, 2007	$8,405	$445	$701
(a)	ARCS goodwill is expected to be deductible for tax purposes over 15 years.

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We record goodwill when BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest.

Servicing revenue from both commercial and residential mortgage servicing assets and liabilities generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances and ancillary fees totaling $192 million and $139 million for the years ended December 31, 2007 and 2006, respectively. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for 2007, 2006 and 2005 was $173 million, $99 million and $74 million, respectively. Amortization expense on existing intangible assets for 2008 through 2012 is estimated to be as follows:

•	2008: $193 million,
•	2009: $162 million,
•	2010: $141 million,
•	2011: $131 million, and
•	2012: $115 million.

We conduct a goodwill impairment test on our reporting units at least annually or more frequently if any adverse triggering events occur. Based on the results of our analysis, there were no impairment charges related to goodwill recognized in 2007, 2006 or 2005. The fair value of our reporting units is determined by using discounted cash flow and market comparability methodologies.

NOTE 8 COMMERCIAL MORTGAGE LOAN SALES AND RETAINED INTERESTS

We sold commercial mortgage loans with servicing retained of $3.4 billion in 2007, $3.1 billion in 2006 and $3.4 billion in 2005 for cash in loan sales transactions. These transactions resulted in pretax net gains of $39 million in 2007, $55 million in 2006 and $61 million in 2005.

For the transactions above, we continue to perform servicing and recognized servicing assets of $26 million in 2007, $24 million in 2006 and $23 million in 2005. See Note 7 Goodwill and Other Intangible Assets for additional information regarding servicing assets.

Changes in the commercial mortgage loan servicing assets were as follows:

Commercial Mortgage Loan Servicing Assets

In millions	2007	2006
Balance at January 1	$471	$344
Additions
Purchases	284	150
Loan sales transactions	26	24
Amortization expense	(87)	(47)
Balance at December 31	$694	$471

We owned an interest-only strip related to education loans totaling $59 million at December 31, 2006. This strip was retained from the sales of education loans to a third party trust prior to 2003. Loans that were held by the trust supporting the value of the strip were $88 million at December 31, 2006. The trust related to the securitization terminated in 2007 and our retained interest was reduced to zero due to distributions from the trust.

NOTE 9 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

December 31 - in millions	2007	2006
Land	$250	$187
Buildings	1,053	937
Equipment	2,029	1,771
Leasehold improvements	433	385
Total	3,765	3,280
Accumulated depreciation and amortization	(1,764)	(1,578)
Net book value	$2,001	$1,702

Depreciation expense on premises, equipment and leasehold improvements totaled $178 million in 2007, $180 million in 2006 and $192 million in 2005. Amortization expense, primarily for capitalized internally developed software, was $40 million in 2007, $44 million in 2006 and $43 million in 2005.

We lease certain facilities and equipment under agreements expiring at various dates through the year 2066. We account for substantially all such leases as operating leases. Rental expense on such leases amounted to $207 million in 2007, $193 million in 2006 and $189 million in 2005.

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $1.239 billion at December 31, 2007 and $965 million at December 31, 2006. Minimum annual rentals for the years 2008 through 2013 and thereafter are as follows:

•	2008: $172 million,
•	2009: $156 million,
•	2010: $140 million,
•	2011: $124 million,
•	2012: $109 million, and
•	2013 and thereafter: $538 million.

NOTE 10 DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $14.8 billion at December 31, 2007 and $8.7 billion at December 31, 2006.

Total time deposits of $26.4 billion at December 31, 2007 have contractual maturities for the years 2008 through 2013 and thereafter as follows:

•	2008: $22.5 billion,
•	2009: $1.9 billion,
•	2010: $.6 billion,
•	2011: $.1 billion,
•	2012: $.2 billion, and
•	2013 and thereafter: $1.1 billion.

NOTE 11 BORROWED FUNDS

Bank notes at December 31, 2007 totaling $3.2 billion have interest rates ranging from 2.75% to 10.25% with approximately $3 billion maturing in 2008. Senior and subordinated notes consisted of the following:

December 31, 2007 Dollars in millions	Outstanding	Stated Rate	Maturity
Senior	$3,592	4.20%–5.50%	2008-2014
Subordinated
Junior	604	5.69%–10.18%	2013-2035
All other	3,902	4.63%–9.65%	2008-2017
Total subordinated	4,506
Total senior and subordinated	$8,098

Included in outstandings for the senior and subordinated notes in the table above are basis adjustments of $21 million and $103 million, respectively, related to fair value accounting hedges as of December 31, 2007.

Total borrowed funds of $30.9 billion at December 31, 2007 have scheduled or anticipated repayments for the years 2008 through 2013 and thereafter as follows:

•	2008: $18.3 billion,
•	2009: $3.6 billion,
•	2010: $3.3 billion,
•	2011: $.2 billion,
•	2012: $1.1 billion, and
•	2013 and thereafter: $4.4 billion.

Included in borrowed funds are FHLB borrowings of $7.1 billion at December 31, 2007, $6.9 billion of which are collateralized by a blanket lien on residential mortgage and other real estate-related loans and mortgage-backed and treasury securities. The remaining $200 million are collateralized by pledged mortgage-backed and treasury securities. FHLB advances of $2.0 billion have scheduled maturities of less than one year. The remainder of the FHLB borrowings have balances that will mature from 2009 – 2017, with interest rates ranging from 1.25% – 5.38%.

Included in borrowed funds at December 31, 2006 were $1 billion of Floating Rate Exchangeable Senior Notes that were issued through PNC Funding Corp, a subsidiary of PNC. These notes were redeemed on December 21, 2007 at a price equal to principal plus accrued and unpaid interest.

The $604 million of junior subordinated debt included in the above table represents the only debt redeemable prior to maturity. The call price and related premiums are discussed in Note 12 Capital Securities of Subsidiary Trusts.

NOTE 12 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

At December 31, 2007, the following capital securities totaling $572 million, net of discount, represent non-voting preferred beneficial interests in the assets of PNC Capital Trusts C and D, Monroe Trusts II and III, and Yardville Capital Trusts II, III, IV, V and VI (the “Trusts”). The Monroe Trusts were acquired in March 2007 as part of the Mercantile acquisition. The Yardville Capital Trusts were acquired in October 2007 as part of the Yardville acquisition. All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

•	Trust C, formed in June 1998, issued $200 million of capital securities due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2007 was 5.69%. Trust C Capital Securities are redeemable on or after June 1, 2008 at par.
•	Trust D, formed in December 2003, issued $300 million of 6.125% capital securities due December 15, 2033 that are redeemable on or after December 18, 2008 at par.
•

Monroe Trust II, formed in July 2003, issued $4 million of capital securities due July 31, 2033, bearing an interest rate equal to 3-month LIBOR plus 310 basis points. The rate in effect at December 31, 2007 was 8.33%. Monroe Trust II securities are redeemable on or after July 31, 2008 at par.

•

Monroe Trust III, formed in September 2005, issued $8 million of capital securities due December 15, 2035 at a fixed rate of 6.253%. The fixed rate remains in effect until September 15, 2010 at which time the securities pay a floating rate of LIBOR plus 155 basis points. Monroe Trust III securities are redeemable on or after December 15, 2010.

•	Yardville Capital Trust II, formed in June 2000 issued $15 million of 9.5% capital securities due June 22, 2030 that are redeemable on or after June 23, 2010 at par plus a premium of up to 4.75%.
•	Yardville Capital Trust III, formed in March 2001 issued $6 million of 10.18% capital securities due June 2031 that are redeemable on or after June 8, 2011 at par plus a premium of up to 5.09%.
•

Yardville Capital Trust IV, formed in February 2003 issued $15 million of capital securities due March 1, 2033, bearing an interest rate equal to 3-month LIBOR plus 340 basis points. The rate in effect at December 31, 2007 was 8.52%. Yardville Capital Trust IV securities are redeemable on or after March 1, 2008 at par.

•

Yardville Capital Trust V, formed in September 2003, issued $10 million of capital securities due October 8, 2033, bearing an interest rate equal to 3-month LIBOR plus 300 basis points. The rate in effect at December 31, 2007 was 8.24%. Yardville Capital Trust V securities are redeemable on or after October 8, 2008 at par.

•

Yardville Capital Trust VI, formed in June 2004, issued $15 million of capital securities due July 23, 2034, bearing an interest rate equal to 3-month LIBOR plus 270 basis points. The rate in effect at December 31, 2007 was 7.85%. Yardville Capital Trust VI securities are redeemable on or after July 23, 2009 at par.

At December 31, 2007, PNC’s junior subordinated debt of $604 million represented debentures purchased and held as assets by the Trusts.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 22 Regulatory Matters.

PNC is subject to restrictions on dividends and other provisions similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with Trust II, as described in Note 3 Variable Interest Entities.

NOTE 13 SHAREHOLDERS’ EQUITY

Information related to preferred stock is as follows:

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2007	2006
Authorized
$1 par value		16,985	17,012
Issued and outstanding
Series A	$40	7	7
Series B	40	1	2
Series C	20	128	144
Series D	20	186	196
Total issued and outstanding		322	349

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

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 571,271 shares in 2007, 535,394 shares in 2006 and 688,665 shares in 2005.

At December 31, 2007, we had reserved approximately 72.3 million common shares to be issued in connection with certain stock plans and the conversion of certain debt and equity securities.

Effective October 4, 2007, our Board of Directors terminated the 2005 stock repurchase program and approved a new stock repurchase program to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. The 2007 program will remain in effect until fully utilized or until modified, superseded or terminated. During 2007, we purchased 11 million common shares at a total cost of approximately $800 million under the 2005 and 2007 programs. During 2006, we purchased 5 million common shares at a total cost of $354 million under the 2005 program.

NOTE 14 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized securities gains (losses)
Balance at January 1, 2005			$(66)
2005 activity
Increase in net unrealized losses for securities held at year-end	$(312)	$109	(203)
Less: net losses realized in net income (a)	(44)	15	(29)
Net unrealized securities losses	(268)	94	(174)
Balance at December 31, 2005			(240)
2006 activity
Increase in net unrealized gains for securities held at year-end	129	(46)	83
Less: net losses realized in net income (a)	(101)	35	(66)
Net unrealized securities gains	230	(81)	149
Balance at December 31, 2006			(91)
2007 activity
Increase in net unrealized losses for securities held at year-end	(134)	52	(82)
Less: net losses realized in net income (a)	(9)	3	(6)
Net unrealized securities losses	(125)	49	(76)
Balance at December 31, 2007			$(167)

(a)	Pretax amounts represent net unrealized gains (losses) as of the prior year-end date that were realized in the subsequent year when the related securities were sold. These amounts differ from net securities losses included in the Consolidated Income Statement primarily because they do not include gains or losses realized on securities that were purchased and then sold during the same year.

	Pretax	Tax	After-tax
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at January 1, 2005			$6
2005 activity
Increase in net unrealized losses on cash flow hedge derivatives	$(49)	$17	(32)
Less: net gains realized in net income
Net unrealized losses on cash flow hedge derivatives	(49)	17	(32)
Balance at December 31, 2005			(26)
2006 activity
Increase in net unrealized gains on cash flow hedge derivatives	13	(5)	8
Less: net gains realized in net income	(7)	2	(5)
Net unrealized gains on cash flow hedge derivatives	20	(7)	13
Balance at December 31, 2006			(13)
2007 activity
Increase in net unrealized gains on cash flow hedge derivatives	283	(104)	179
Less: net gains realized in net income	(14)	5	(9)
Net unrealized gains on cash flow hedge derivatives	297	(109)	188
Balance at December 31, 2007			$175

Pension, other postretirement and postemployment benefit plan adjustments
Balance at January 1, 2005			$(15)
Balance at December 31, 2005			(15)
2006 activity
SFAS 87 adjustment	$(2)	$1	(1)
SFAS 158 adjustment, net	(203)	71	(132)
Total 2006 activity	(205)	72	(133)
Balance at December 31, 2006			(148)
2007 activity	(49)	20	(29)
Balance at December 31, 2007			$(177)
Other (b)
Balance at January 1, 2005			$21
2005 activity	(11)	4	(7)
Balance at December 31, 2005			14
2006 activity	6	(3)	3
Balance at December 31, 2006			17
2007 activity	24	(19)	5
Balance at December 31, 2007			$22

(b)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and in 2007, deferred tax adjustments on BlackRock’s other comprehensive income.

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

December 31 – in millions	2007	2006
Net unrealized securities gains (losses)	$(167)	$(91)
Net unrealized gains (losses) on cash flow hedge derivatives	175	(13)
Pension, other postretirement and post- employment benefit plan adjustments	(177)	(148)
Other	22	17
Accumulated other comprehensive (loss)	$(147)	$(235)

NOTE 15 FINANCIAL DERIVATIVES

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

Cash Flow Hedging Strategies

We enter into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. We hedged our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years for hedges converting floating-rate commercial loans to fixed. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. We subsequently reclassify any unrealized gains or losses related to these swap contracts from accumulated other comprehensive income (loss) into interest income in the same period or periods during which the hedged forecasted transaction affects earnings. Ineffectiveness of the strategies, if any, is recognized immediately in earnings.

During the next twelve months, we expect to reclassify to earnings $75 million of pretax net gains, or $49 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income (loss). This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2007. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of December 31, 2007 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For those hedge relationships that require testing for ineffectiveness, any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in net losses of $1 million for 2007 and $4 million for 2006.

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

We purchase credit default swaps (“CDS”) to mitigate the risk of economic loss on a portion of our loan exposure. We also sell loss protection to mitigate the net premium cost and the impact of mark-to-market accounting on the CDS in cases where we buy protection to hedge the loan portfolio and to take proprietary trading positions. The fair values of these derivatives typically are based on the change in value, due to changing credit spreads.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At December 31, 2007 we held short-term investments, US government securities and mortgage-backed securities with a fair value of $354 million. We pledged short-term investments with a fair value of $226 million under these agreements.

The total notional or contractual amounts, estimated net fair value and credit risk for derivatives were as follows:

	December 31, 2007			December 31, 2006
In millions	Notional/ Contract amount	Estimated net fair value	Credit risk	Notional/ Contract amount	Estimated net fair value	Credit risk
Accounting hedges
Fair value hedges	$10,568	$190	$283	$4,996	$(1)	$51
Cash flow hedges	7,856	325	325	7,815	62	72
Total	$18,424	$515	$608	$12,811	$61	$123
Free-standing derivatives
Interest rate contracts	$170,889	$(17)	$1,259	$101,749	$21	$533
Equity contracts	1,824	(69)	144	2,393	(63)	134
Foreign exchange contracts	15,741	13	153	7,203		61
Credit derivatives	5,823	42	96	3,626	(11)	5
Options	64,448	87	496	97,669	68	306
Risk participation agreements	1,183			786
Commitments related to mortgage-related assets	3,190	10	15	2,723	10	15
Other (a)	642	(201)		616	(12)
Total	$263,740	$(135)	$2,163	$216,765	$13	$1,054
(a)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs and to certain customer-related derivatives. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions and Divestitures.

NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS

	2007		2006
December 31 - in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$11,012	$11,012	$9,016	$9,016
Securities	30,225	30,225	23,191	23,191
Loans held for sale	3,927	3,966	2,366	2,366
Net loans (excludes leases)	64,976	65,808	46,757	46,878
Other assets	1,328	1,328	892	892
Mortgage and other loan servicing rights	701	780	477	552
Financial derivatives
Fair value hedges	283	283	51	51
Cash flow hedges	325	325	72	72
Free-standing derivatives	2,163	2,163	1,054	1,054

Liabilities
Demand, savings and money market deposits	56,294	56,294	47,277	47,277
Time deposits	26,402	26,416	19,024	18,959
Borrowed funds	31,254	31,608	15,310	15,496
Financial derivatives
Fair value hedges	93	93	52	52
Cash flow hedges			10	10
Free-standing derivatives	2,298	2,298	1,041	1,041
Unfunded loan commitments and letters of credit	129	129	101	122

The aggregate fair values in the table above do not represent the underlying market value of PNC as the table excludes the following:

•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

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

CASH AND SHORT-TERM ASSETS

The carrying amounts reported in our Consolidated Balance Sheet for cash and short-term investments approximate fair values primarily due to their short-term nature. For purposes of this disclosure only, short-term assets include the following:

•	due from banks,
•	interest-earning deposits with banks,
•	federal funds sold and resale agreements,
•	trading securities,
•	cash collateral,
•	customers’ acceptance liability, and
•	accrued interest receivable.

SECURITIES

The fair value of securities is based on quoted market prices or observable inputs from active markets. Investments that are not readily marketable are valued using dealer quotes, pricing models or quoted prices for instruments with similar characteristics.

NET LOANS AND LOANS HELD FOR SALE

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, credit losses, servicing fees and costs. For revolving home equity loans, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. In the case of nonaccrual loans, scheduled cash flows exclude interest payments. We determine the fair value of commercial mortgage loans held for sale by obtaining observable market data including, but not limited to, pricing, subordination levels and yield curves. We determine the fair value of student loans held for sale by obtaining observable market data including recent securitizations for the portfolio that is Federally guaranteed and an external analysis of the net present value on the privately guaranteed portfolio. Loans are presented above net of the allowance for loan and lease losses.

OTHER ASSETS

Other assets as shown in the accompanying table include the following:

•	noncertificated interest-only strips,
•	FHLB and FRB stock,

•	equity investments carried at cost and fair value, and
•	private equity investments carried at fair value.

Investments accounted for under the equity method, including our investment in BlackRock, are not included in the accompanying table.

The carrying amounts of private equity investments are recorded at fair value. The valuation procedures applied to direct investments include techniques such as multiples of adjusted earnings of the entities, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We generally value limited partnership investments based on the financial statements we receive from the general partner. Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The equity investments carried at cost, including the FHLB and FRB stock, have a carrying value of approximately $766 million as of December 31, 2007, and $365 million as of December 31, 2006, both of which approximate fair value at each date.

MORTGAGE AND OTHER LOAN SERVICING ASSETS

Fair value is based on the present value of the future cash flows, including assumptions as to prepayment speeds, discount rates, interest rates, cost to service and other factors.

For commercial mortgage loan servicing assets, key valuation assumptions at December 31, 2007 and December 31, 2006 included prepayment rates ranging from 10% – 16% and 7% – 16%, respectively, and discount rates ranging from 8% – 10% for both periods, which resulted in an estimated fair value of $773 million and $546 million, respectively.

DEPOSITS

The carrying amounts of noninterest-bearing demand and interest-bearing money market and savings deposits approximate fair values. For time deposits, which include foreign deposits, fair values are estimated based on the discounted value of expected net cash flows assuming current interest rates.

BORROWED FUNDS

The carrying amounts of federal funds purchased, commercial paper, repurchase agreements, proprietary trading short, cash collateral, other short-term borrowings, acceptances outstanding and accrued interest payable are considered to be their fair value because of their short-term nature. For all other borrowed funds, fair values are estimated based on the discounted value of expected net cash flows assuming current interest rates.

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

During the first quarter of 2007, we added a defined benefit pension plan as a result of our Mercantile acquisition. Plan assets and benefit obligations of the Mercantile plan were approximately $242 million and $247 million, respectively, at acquisition date. The $5 million funding deficit was recognized as part of the Mercantile acquisition purchase price allocation. We integrated the Mercantile plan into the PNC plan effective December 31, 2007. The table below also reflects the integration of other benefit plans for both the Mercantile and Yardville acquisitions.

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows:

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2007	2006	2007	2006	2007	2006
Accumulated benefit obligation at end of year	$1,436	$1,186	$109	$73
Projected benefit obligation at beginning of year	$1,245	$1,290	$76	$73	$235	$270
Acquisitions	247		34		18
Service cost	42	34	2	1	3	2
Interest cost	82	68	6	4	14	13
Amendments		2			(5)
Actuarial loss (gain) (including changes in assumptions)	(11)	(47)	4	3	(2)	(30)
Participant contributions					8	7
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(98)	(102)	(9)	(5)	(30)	(29)
Projected benefit obligation at end of year	$1,507	$1,245	$113	$76	$243	$235
Fair value of plan assets at beginning of year	$1,746	$1,627
Acquisitions	242
Actual return on plan assets	129	221
Employer contribution			$9	$5	$20	$20
Participant contributions					8	7
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(98)	(102)	(9)	(5)	(30)	(29)
Fair value of plan assets at end of year	$2,019	$1,746
Funded status	$512	$501	$(113)	$(76)	$(243)	$(235)
Net amount recognized on the balance sheet	$512	$501	$(113)	$(76)	$(243)	$(235)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	2	2			(29)	(31)
Net actuarial loss	198	184	30	28	31	33
Amount recognized in AOCI	$200	$186	$30	$28	$2	$2

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

PENSION PLAN ASSETS

Assets related to our qualified pension plan (the “Plan”) are held in trust (the “Trust”). The trustee is PNC Bank, N.A. The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the “Code”). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities and US government, agency, and corporate debt securities and real estate investments. Plan assets do not include common stock, preferred stock or debt of PNC.

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

The asset strategy allocations for the Trust at the end of 2007 and 2006, and the target allocation range, by asset category, are as follows:

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
		2007	2006
Asset category
Equity securities	49-69%	62%	62%
Fixed income securities	27-41%	34%	33%
Real estate	0-8%	4%	5%
Other	0-1%	—	—
Total		100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total plan assets held as of December 31, 2007 for equity securities, fixed income securities, real estate and all other assets are 37%, 57%, 0%, and 6%, respectively.

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

BlackRock, PFPC and our Retail Banking business segments receive compensation for providing investment management, trustee and custodial services for the majority of the Trust portfolio. Compensation for such services is paid by PNC. Non-affiliate service providers for the Trust are compensated from plan assets.

The following table provides information regarding our estimated future cash flows related to our various plans:

Estimated Cash Flows

			Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2008 employer contributions	—	$12	$22	$2
Estimated future benefit payments
2008	$130	$12	$22	$2
2009	132	12	23	2
2010	130	13	23	2
2011	129	12	23	1
2012	122	11	22	1
2013 – 2017	579	48	107	6

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions.

The components of net periodic benefit cost/(income) and other amounts recognized in other comprehensive income were as follows:

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net periodic cost consists of:
Service cost	$42	$34	$33	$2	$1	$1	$3	$2	$2
Interest cost	82	68	65	6	4	4	14	13	14
Expected return on plan assets	(156)	(129)	(128)
Amortization of prior service cost		(1)	(1)				(7)	(6)	(7)
Amortization of actuarial losses (gains)	2	16	23	2	3	3		1	4
Net periodic cost	$(30)	$(12)	$(8)	$10	$8	$8	$10	$10	$13
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year prior service cost/(credit)							$(5)
Amortization of prior service (cost)/credit							7
Current year actuarial loss/(gain)	$16			$4			(2)
Amortization of actuarial (loss)/gain	(2)			(2)
Total recognized in OCI	14			2
Total recognized in net periodic cost and OCI	$(16)			$12			$10

The weighted-average assumptions used (as of the beginning of each year) to determine net periodic costs were as follows:

	Net Periodic Cost Determination
Year ended December 31	2007	2006	2005
Discount rate
Qualified pension	5.70%	5.50%	5.25%
Nonqualified pension	5.60	5.40	5.25
Postretirement benefits	5.80	5.60	5.25
Rate of compensation increase (average)	4.00	4.00	4.00
Assumed health care cost trend rate
Initial trend	10.00	10.00	10.00
Ultimate trend	5.00	5.00	5.00
Year ultimate reached	2012	2011	2010
Expected long-term return on plan assets	8.25	8.25	8.50

The weighted-average assumptions used (as of the end of each year) to determine year-end obligations for both pension and postretirement benefits were as follows:

	At December 31
	2007	2006
Discount rate
Qualified pension	5.95%	5.70%
Nonqualified pension	5.75	5.60
Postretirement benefits	5.95	5.80
Rate of compensation increase (average)	4.00	4.00
Assumed health care cost trend rate
Initial trend	9.50	10.00
Ultimate trend	5.00	5.00
Year ultimate reached	2014	2012

As of December 31, 2007 and December 31, 2006, the discount rate assumptions were determined independently for each plan reflecting the duration of each plan’s obligations. Specifically, a yield curve was produced for a universe containing the majority of US-issued Aa grade corporate bonds, all of which were non-callable (or callable with make-whole provisions).

Excluded from this yield curve were the 10% of the bonds with the highest yields and the 10% with the lowest yields. For each plan, the discount rate was determined as the level equivalent rate that would produce the same present value obligation as that using spot rates aligned with the projected benefit payments.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. We review this assumption at each measurement date and adjust it if warranted.

The health care cost trend rate assumptions shown in the preceding tables relate only to the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Year ended December 31, 2007 In millions	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on year-end benefit obligation	10	(9)

Under SFAS 158, unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI each December 31, while amortization of these amounts through net periodic benefit cost occurs in accordance with SFAS 87 and SFAS 106. The estimated amounts that will be amortized in 2008 are as follows:

	2008 Estimate
Year ended December 31 In millions	Qualified Pension	Nonqualified Pension	Postretirement Benefits
Prior service cost (credit)			$(7)
Net actuarial loss (gain)		$2
Total		$2	$(7)

MEDICARE REFORM

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of postretirement plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We believe that the benefits we provide to certain participants are at least actuarially equivalent to Medicare Part D, and, accordingly, we will be entitled to a subsidy.

DEFINED CONTRIBUTION PLANS

We have a contributory, qualified defined contribution plan that covers substantially all employees except those covered by other plans as identified below. Under this plan, employee contributions up to 6% of eligible compensation as defined by the plan are matched 100%, subject to Code limitations. The plan is a 401(k) plan and includes an employee stock ownership (“ESOP”) feature. Employee contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and several BlackRock mutual funds, at the direction of the employee. All shares of PNC common stock held by the plan are part of the ESOP. Employee contributions to the plan for 2007, 2006 and 2005 were matched primarily by shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Effective November 22, 2005, we amended the plan to provide all participants the ability to diversify the matching portion of their plan account invested in shares of PNC common stock into other investments available within the plan. Prior to this amendment, only participants age 50 or older were permitted to exercise this diversification option. Employee benefits expense related to this plan was $52 million in 2007, $52 million in 2006 and $47 million in 2005. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan by PNC.

Hilliard Lyons sponsors a contributory, qualified defined contribution plan that covers substantially all of its employees who are not covered by the plan described above. Contributions to this plan are made in cash and include a base contribution for those participants employed at December 31, a matching of employee contributions, and a discretionary profit sharing contribution as determined by Hilliard Lyons’ Executive Compensation Committee. Employee benefits expense for this plan was $6 million in 2007, $5 million in 2006 and $6 million in 2005. See Note 2 Acquisitions and Divestitures regarding our pending sale of Hilliard Lyons.

We have a separate qualified defined contribution plan that covers substantially all US-based PFPC employees not covered by our plan. The plan is a 401(k) plan and includes an ESOP feature. Under this plan, employee contributions of up to 6% of eligible compensation as defined by the plan may be matched annually based on PFPC performance levels. Participants must be employed as of December 31 of each year to receive this annual contribution. The performance-based employer matching contribution will be made primarily in shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Mandatory employer contributions to this plan are made in cash and include employer basic and transitional contributions. Employee-directed contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and several BlackRock mutual funds, at the direction of the employee. Effective November 22, 2005, we amended the plan to provide all participants the ability to diversify the matching portion of their plan account invested in shares of PNC common stock into other investments available within the plan. Prior to this amendment, only participants age 50 or older were permitted to exercise this diversification option. Employee benefits expense for this plan was $10 million in 2007, $9 million in 2006 and $12 million in 2005. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan.

We also maintain a nonqualified supplemental savings plan for certain employees.

NOTE 18 STOCK-BASED COMPENSATION PLANS

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of December 31, 2007, no incentive stock options or stock appreciation rights were outstanding.

NONQUALIFIED STOCK OPTIONS

Options are granted at exercise prices not less than the market value of common stock on the grant date. Generally, options granted since 1999 become exercisable in installments after the grant date. Options granted prior to 1999 are mainly exercisable 12 months after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option exercise price may be in cash or shares of common stock at market value on the exercise date. The exercise price may be paid in previously owned shares.

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

A summary of stock option activity follows:

	Per Option
Options outstanding at December 31 Shares in thousands	Exercise Price	Weighted- Average Exercise Price	Shares
December 31, 2006	$37.43 – $76.00	$59.29	14,950
Granted	68.06 – 76.23	72.95	2,170
Exercised	37.43 – 74.59	54.34	(2,625)
Cancelled	38.17 – 75.85	69.15	(169)
December 31, 2007	$37.43 – $76.23	$62.15	14,326

Information about stock options at December 31, 2007 follows:

	Options Outstanding			Options Exercisable (a)
December 31, 2007 Shares in thousands Range of exercise prices	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (in years)	Shares	Weighted-average exercise price
$37.43 – $46.99	1,444	$43.05	4.0	1,444	$43.05
47.00 – 56.99	3,634	53.43	5.4	3,022	53.40
57.00 – 66.99	3,255	60.32	5.2	2,569	58.96
67.00 – 76.23	5,993	73.03	5.5	3,461	73.45
Total	14,326	$62.15	5.3	10,496	$59.95
(a)	The weighted-average remaining contractual life was approximately 4.2 years.

At December 31, 2007, there were approximately 13,788,000 options in total that were vested and are expected to vest. The weighted-average exercise price of such options was $62.07 per share, the weighted-average remaining contractual life was approximately 5.2 years, and the aggregate intrinsic value at December 31, 2007 was approximately $92 million.

Stock options granted in 2005 include options for 30,000 shares that were granted to non-employee directors that year. No such options were granted in 2006 or 2007. Awards granted to non-employee directors in 2007 include 20,944 deferred stock units awarded under the Outside Directors Deferred Stock Unit Plan. A deferred stock unit is a phantom share of our common stock, which requires liability accounting treatment under SFAS 123R until such awards are paid to the participants as cash. As there are no vestings or service requirements on these awards, total compensation expense is recognized in full on all awarded units on the date of grant.

The weighted-average grant-date fair value of options granted in 2007, 2006 and 2005 was $11.37, $10.75 and $9.83 per option, respectively. To determine stock-based compensation expense under SFAS 123R, the grant-date fair value is applied to the options granted with a reduction made for estimated forfeitures.

At December 31, 2006 and 2005 options for 10,743,000 and 13,582,000 shares of common stock, respectively, were exercisable at a weighted-average price of $58.38 and $56.58, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $52 million, $111 million and $31 million, respectively. At December 31, 2007 the aggregate intrinsic value of all options outstanding and exercisable was $94 million and $87 million, respectively.

Cash received from option exercises under all Incentive Plans for 2007, 2006 and 2005 was approximately $111 million, $233 million and $98 million, respectively. The actual tax benefit realized for tax deduction purposes from option exercises under all Incentive Plans for 2007, 2006 and 2005 was approximately $39 million, $82 million and $34 million, respectively.

There were no options granted in excess of market value in 2007, 2006 or 2005. Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were 40,116,726 at December 31, 2007. Total shares of PNC common stock authorized for future issuance under equity compensation plans totaled 41,787,400 shares at December 31, 2007, which includes shares available for issuance under the Incentive Plans, the Employee Stock Purchase Plan as described below, and a director plan.

During 2007, we issued approximately 2.1 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we intend to utilize treasury stock for future stock option exercises.

As discussed in Note 1 Accounting Policies, we adopted the fair value recognition provisions of SFAS 123 prospectively to all employee awards including stock options granted, modified or settled after January 1, 2003. As permitted under SFAS 123, we recognized compensation expense for stock options on a straight-line basis over the pro rata vesting period. Total compensation expense recognized related to PNC stock options in 2007 was $29 million compared with $31 million in 2006 and $29 million in 2005.

PRO FORMA EFFECTS

A table is included in Note 1 Accounting Policies that sets forth pro forma net income and basic and diluted earnings per share as if compensation expense had been recognized under SFAS 123 and 123R, as amended, for stock options for 2005.

For purposes of computing stock option expense and 2005 pro forma results, we estimated the fair value of stock options using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are very subjective. Therefore, the 2005 pro forma results are estimates of results of operations as if compensation expense had been recognized for all stock-based compensation awards and are not indicative of the impact on future periods.

We used the following assumptions in the option pricing model for purposes of estimating 2005 pro forma results as well as to determine actual stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Option Pricing Assumptions

Weighted-average for the year ended December 31	2007	2006	2005
Risk-free interest rate	4.8%	4.5%	3.8%
Dividend yield	3.4	3.7	3.8
Volatility	18.8	20.5	25.7
Expected life	4.3 yrs.	5.1 yrs.	4.8 yrs.

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

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards granted in 2007, 2006 and 2005 was $73.83, $67.36 and $53.81 per share, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to PNC incentive/performance unit share awards and restricted stock/unit awards during 2007 was approximately $42 million compared with $45 million in 2006 and $44 million in 2005.

A summary of nonvested incentive/performance unit shares and restricted stock award activity follows:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
Dec. 31, 2006	186	$64.15	2,425	$57.45
Granted	138	69.08	617	69.86
Vested			(1,082)	59.54
Forfeited	(8)	64.31	(91)	60.25
Dec. 31, 2007	316	$66.31	1,869	$60.20

In the chart above, the weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares and for estimated forfeitures on restricted stock/unit awards.

At December 31, 2007, there was $45 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years. The total fair value of incentive/performance unit share and restricted stock /unit awards vested during 2007, 2006 and 2005 was approximately $79 million, $63 million and $3 million, respectively.

Additionally, in 2007 and 2006 we granted a performance unit incentive award in each year to a senior executive. The grant is share-denominated with an initial specified target number of 26,400 share units for 2007 and 30,000 share units for 2006. The potential award is dependent on the achievement of certain performance criteria over a three-year period ending December 31, 2008 for the 2006 grant and December 31, 2009 for the 2007 grant. Final awarded performance units will be paid only in cash. Total compensation expense recognized related to these incentive awards during 2007 and 2006 was approximately $1 million in each year.

EMPLOYEE STOCK PURCHASE PLAN

Our ESPP has approximately 1.3 million shares available for issuance. Full-time employees with six months and part-time employees with 12 months of continuous employment with us are eligible to participate in the ESPP at the commencement of the next six-month offering period. Eligible participants may purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. No charge to earnings is recorded with respect to the ESPP.

Shares issued pursuant to the ESPP were as follows:

Year ended December 31	Shares	Price Per Share
2007	111,812	$68.00 and $62.37
2006	105,041	66.66 and 70.34
2005	138,754	51.74 and 58.74

BLACKROCK LTIP PROGRAMS

BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, we agreed to transfer 4 million of the shares of BlackRock common stock then held by us to fund the 2002 and future programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. Prior to 2006, BlackRock granted awards under the 2002 LTIP program of approximately $233 million, of which approximately $208 million was paid on January 30, 2007. The awards were paid 17% in cash by BlackRock and the remainder in BlackRock common stock transferred by us to the LTIP participants (1 million shares). As permitted under the award agreements, employees elected to put 95% of the stock portion of the awards back to BlackRock. These shares were retained by BlackRock as treasury stock.

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

Noninterest income for 2007 and 2006 included net charges totaling $127 million and $12 million, respectively, related to our commitment to fund the BlackRock LTIP programs. These net charges represent the mark-to-market of our BlackRock LTIP obligation and is a result of the increase in the market value of BlackRock common shares over these periods. The charge for 2007 is net of the $82 million gain recognized in connection with our transfer of BlackRock shares during the first quarter of 2007 to satisfy a portion of our BlackRock LTIP shares obligation.

Additionally, we reported noninterest expense of $33 million and $64 million for the years ended December 31, 2006 and 2005, respectively, related to the BlackRock LTIP awards.

NOTE 19 INCOME TAXES

The components of income taxes are as follows:

Year ended December 31 In millions	2007	2006	2005
Current
Federal	$491	$565	$550
State	58	46	53
Total current	549	611	603
Deferred
Federal	61	752	(12)
State	17		13
Total deferred	78	752	1
Total	$627	$1,363	$604

Significant components of deferred tax assets and liabilities are as follows:

December 31 - in millions	2007	2006
Deferred tax assets
Allowance for loan and lease losses	$370	$258
Net unrealized securities losses	90	52
Compensation and benefits	322	296
Other	370	283
Total deferred tax assets	1,152	889
Deferred tax liabilities
Leasing	1,011	1,025
Depreciation	65	75
Goodwill	255	205
BlackRock basis difference	1,234	1,166
Other	119	56
Total deferred tax liabilities	2,684	2,527
Net deferred tax liability	$1,532	$1,638

A reconciliation between the statutory and effective tax rates follows:

Year ended December 31	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes	2.3	.8	2.1
Tax-exempt interest	(.8)	(.3)	(1.1)
Life insurance	(1.7)	(.6)	(1.0)
Tax credits	(2.9)	(.9)	(1.8)
Reversal of deferred tax liabilities – BlackRock basis allocation			(2.3)
Other	(2.0)		(.7)
Effective tax rate	29.9%	34.0%	30.2%

At December 31, 2007 we had available $130 million of federal and $247 million of state income tax net operating loss carryforwards originating from acquired companies and $47 million in other state net operating losses which will expire from 2008 through 2027.

No deferred US income taxes have been provided on certain undistributed earnings of non-US subsidiaries, which amounted to $48 million at December 31, 2007. As of December 31, 2007, these earnings are considered to be reinvested for an indefinite period of time.

As described in Note 1 Accounting Policies, we adopted FIN 48 effective January 1, 2007. Our adoption of FIN 48 did not result in a cumulative adjustment to equity.

Upon adoption at January 1, 2007, we had $49 million of unrecognized tax benefits. The unrecognized tax benefits were composed of the following three broad categories.

January 1, 2007 In millions
Unrecognized tax benefits related to:
Acquired companies’ tax positions	$10
Temporary differences	20
Permanent differences	19
Total	$49

Changes in Unrecognized Tax Benefits (in millions):
Balance of Gross Unrecognized Tax Benefits at January 1, 2007	$49
Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during a prior period (a):	52
Gross amount of decrease in unrecognized tax benefits as a result of tax positions taken during a prior period:	(2)
Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during the current period:	1
Amounts of decrease in the unrecognized tax benefits relating to settlements with taxing authorities (b):	(39)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations:	(4)
Balance of Gross Unrecognized Tax Benefits at December 31, 2007	$57
(a)	Increase primarily due to our acquisition of Mercantile.
(b)	Decrease primarily due to PNC and Mercantile settlement of IRS audit issues.

December 31, 2007 In millions
Unrecognized tax benefits related to:
Acquired companies’ tax positions	$31
Temporary differences	10
Permanent differences	16
Total	$57

Under current GAAP, $30 million of any change in the amount of unrecognized tax benefits related to acquired companies’ tax positions would result in an adjustment to the goodwill associated with the particular acquisition. See Note 1 Accounting Policies regarding SFAS 141(R) which will become effective January 1, 2009 and which will change this accounting.

Any changes in the amounts of unrecognized tax benefits related to temporary differences would result in a reclassification to deferred tax liability; any changes in the amounts of unrecognized tax benefits related to permanent differences would result in an adjustment to income tax expense and therefore our effective tax rate. The unrecognized tax benefits included above that if recognized would affect the effective tax rate is $11 million. This is less than the total amount of unrecognized tax benefit related to permanent differences because a portion of those unrecognized benefits relate to state tax matters.

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

Our consolidated federal income tax returns through 2003 have been audited by the Internal Revenue Service and we have resolved all disputed matters through the IRS appeals division. The Internal Revenue Service is currently examining our 2004 through 2006 consolidated federal income tax returns.

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

Our policy is to classify interest and penalties associated with income taxes as income taxes. Upon adoption at January 1, 2007, we had accrued $72 million of interest related to tax positions, most of which related to our cross-border leasing transactions. The total accrued interest at December 31, 2007 was $91 million. The $19 million increase was primarily due to $11 million accrued during 2007 as a component of income tax expense on the Consolidated Income Statement. The remainder resulted from our acquisition of Mercantile. The accrued liability is a component of Other liabilities on the Balance Sheet.

NOTE 20 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per common share calculations:

Year ended December 31 - in millions, except share and per share data	2007	2006	2005
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income	$1,467	$2,595	$1,325
Less: Preferred dividends declared		1	1
Net income applicable to basic earnings per common share	$1,467	$2,594	$1,324
Basic weighted-average common shares outstanding (in thousands)	331,300	291,758	286,276
Basic earnings per common share	$4.43	$8.89	$4.63
CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (a)
Net income	$1,467	$2,595	$1,325
Less: BlackRock adjustment for common stock equivalents	8	6	7
Net income applicable to diluted earnings per common share	$1,459	$2,589	$1,318
Basic weighted-average common shares outstanding (in thousands)	331,300	291,758	286,276
Weighted-average common shares to be issued using average market price and assuming:
Conversion of preferred stock Series A and B	65	70	78
Conversion of preferred stock Series C and D	542	584	618
Conversion of debentures	2	2	2
Exercise of stock options	1,774	2,178	1,178
Incentive/performance unit share and restricted stock/unit awards	1,474	1,930	1,688
Diluted weighted-average common shares outstanding (in thousands)	335,157	296,522	289,840
Diluted earnings per common share	$4.35	$8.73	$4.55
(a) Excludes stock options considered to be anti-dilutive (in thousands)	4,135	4,230	10,532

NOTE 21 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

As required by SEC Regulation S-X, summarized consolidated financial information of BlackRock follows (in millions).

December 31	2007
Total assets	$22,562
Total liabilities	$10,387
Non-controlling interest	578
Stockholders’ equity	11,597
Total liabilities, non-controlling Interest and stockholders’ equity	$22,562

Year ended December 31	2007
Total revenue	$4,845
Total expenses	3,551
Operating income	1,294
Non-operating income	529
Income before income taxes and non-controlling interest	1,823
Income taxes	464
Non-controlling interest	364
Net income	$995

NOTE 22 REGULATORY MATTERS

We are subject to the regulations of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

The access to and cost of funding new business initiatives including acquisitions, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum U.S. regulatory capital ratios are 4% for tier 1 risk-based, 8% for total risk-based and 4% for leverage. However, regulators may require higher capital levels when particular circumstances warrant. To qualify as “well capitalized,” regulators require banks to maintain capital ratios of at least 6% for tier 1 risk-based, 10% for total risk-based and 5% for leverage. At December 31, 2007 and December 31, 2006, each of our domestic bank subsidiaries met the “well capitalized” capital ratio requirements.

The following table sets forth regulatory capital ratios for PNC and its only significant bank subsidiary, PNC Bank, N.A.

Regulatory Capital

December 31 Dollars in millions	Amount		Ratios
	2007	2006	2007	2006
Risk-based capital
Tier 1
PNC	$7,815	$8,924	6.8%	10.4%
PNC Bank, N.A.	7,851	6,159	7.6	8.0
Total
PNC	11,803	11,559	10.3	13.5
PNC Bank, N.A.	10,616	8,541	10.2	11.1
Leverage
PNC	NM	NM	6.2	9.3
PNC Bank, N.A.	NM	NM	6.8	7.2

NM—Not meaningful.

The principal source of parent company cash flow is the dividends it receives from PNC Bank, N.A., which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $655 million at December 31, 2007.

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

Federal Reserve Board regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank (“FRB”). At December 31, 2007, the balance outstanding at the FRB was $74 million.

NOTE 23 LEGAL PROCEEDINGS

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

Data Treasury

In March 2006, a first amended complaint was filed in the United States District Court for the Eastern District of Texas by Data Treasury Corporation against PNC and PNC Bank,

N.A., as well as more than 50 other financial institutions, vendors, and other companies, claiming that the defendants are infringing, and inducing or contributing to the infringement of, the plaintiff’s patents, which allegedly involve check imaging, storage and transfer. The plaintiff seeks unspecified damages and interest and trebling of both, attorneys’ fees and other expenses, and injunctive relief against the alleged infringement. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously. In January 2007, the district court entered an order staying the claims asserted against PNC under two of the four patents allegedly infringed by PNC, pending reexamination of these patents by the United States Patent and Trademark Office. The Patent Office has since indicated that all of the claims are allowable. In September 2007, the parties agreed to stay the other two patents-in-suit pending reexamination of those patents. The entire case is presently stayed. Data Treasury has moved to lift the stay.

CBNV Mortgage Litigation

Between 2001 and 2003, on behalf of either individual plaintiffs or a putative class of plaintiffs, several separate actions were filed in state and federal court against Community Bank of Northern Virginia (“CBNV”) and other defendants challenging the validity of second mortgage loans the defendants made to the plaintiffs. CBNV was merged into one of Mercantile’s banks. These cases were either filed in, or removed to, the United States District Court for the Western District of Pennsylvania.

In July 2003, the court conditionally certified a class for settlement purposes, and preliminarily approved a settlement of the various actions. Thereafter, certain plaintiffs who had initially opted out of the proposed settlement and other objectors challenged the validity of the settlement in the district court. The district court approved the settlement and these “opt out” plaintiffs and other objectors appealed to the United States Court of Appeals for the Third Circuit. In August 2005, the court of appeals reversed the district court’s approval of the settlement and remanded the case to the district court with instructions to consider and address certain specific issues when re-evaluating the settlement. In August 2006, the settling parties submitted a modified settlement agreement to the district court for its approval. In January 2008, the district court conditionally certified a class for settlement purposes, preliminarily approved the proposed modified settlement agreement and directed that the settlement agreement be submitted to the class members for their consideration. This settlement remains subject to final court approval. Some of the objecting plaintiffs are seeking permission to appeal the district court’s decision certifying the class for settlement purposes and preliminarily approving the settlement. These same plaintiffs also filed a motion to stay the district court proceedings pending a decision on their appeal request. The district court denied the stay request, and there is a similar stay motion pending in the appeals court.

In January 2008, the district court also issued an order sending back to state court in North Carolina the claims of certain plaintiffs seeking to represent a class of North Carolina borrowers.

In addition to these lawsuits, several individuals have filed actions on behalf of themselves or a putative class of plaintiffs alleging claims involving CBNV’s second mortgage loans. These actions also were filed in, or transferred for coordinated or consolidated pre-trial proceedings to, the United States District Court for the Western District of Pennsylvania.

The plaintiffs in these lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a refund of all origination fees and fees paid for title services.

BAE Derivative Litigation

In September 2007, a derivative lawsuit was filed on behalf of BAE Systems plc by a holder of its American Depositary Receipts against current and former directors and officers of BAE, Prince Bandar bin Sultan, PNC (as successor to Riggs National Corporation and Riggs Bank, N.A.), Joseph L. Allbritton, Robert L. Allbritton, and Barbara Allbritton. The complaint alleges that BAE directors and officers breached their fiduciary duties by making or permitting to be made improper or illegal bribes, kickbacks and other payments with respect to a military contract obtained in the mid-1980s from the Saudi Arabian Ministry of Defense, and that Prince Bandar was the primary recipient or beneficiary of these payments. The complaint also alleges that Riggs, together with the Allbrittons (as former directors, officers and controlling persons of Riggs), acted as the primary intermediaries through which the payments were laundered and actively concealed, and aided and abetted the BAE defendants’ breaches of fiduciary duties. As it relates to PNC, plaintiff is seeking unquantified monetary damages (including punitive damages), an accounting, interest, attorneys’ fees and other expenses. We believe that we have defenses to the claims against us in this lawsuit and intend to defend it vigorously. We have filed a motion seeking dismissal of the claims against us. As a result of our acquisition of Riggs, PNC may be responsible for indemnifying the Allbrittons in connection with this lawsuit.

Regulatory and Governmental Inquiries

In connection with an audit of the services provided by Mercantile Safe Deposit & Trust Company (now PNC Bank) as trustee of the AFL-CIO Building Investment Trust, a collective trust fund that invests pension plan assets in commercial real estate assets, the United States Department of Labor has identified the possibility that Mercantile collected unauthorized fees in violation of ERISA. If it is ultimately determined that these fees were collected in violation of the law, we could be subject to requirements to return the fees to the Building Investment Trust, with interest, and could also be subject to penalties and taxes.

As a result of the regulated nature of our business and that of a number of our subsidiaries, particularly in the banking and securities areas, we and our subsidiaries are the subject of investigations and other forms of regulatory inquiry, often as part of industry-wide regulatory reviews of specified activities. One of these situations is in connection with investigations of practices in the mutual fund industry, where several of our subsidiaries have received requests for information and other inquiries from governmental and regulatory authorities.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above. Such investigations, audits and other inquiries may lead to remedies such as fines, restitution or alterations in our business practices.

Other

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. See Note 24 Commitments and Guarantees for additional information regarding the Visa indemnification and our obligation to provide indemnification to current and former officers, directors, employees and agents of PNC and companies we have acquired. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters specifically described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period.

NOTE 24 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments related to private equity investments, affordable housing limited partnerships, other investments, and historic tax credits were $270 million, $98 million, $79 million, and $26 million, respectively, at December 31, 2007. The amount of other investments at December 31, 2007 included those related to Steel City Capital Funding LLC (“Steel City”) as further discussed below.

On March 1, 2007, we entered into a joint venture with a third party to form Steel City for purposes of purchasing and originating second lien loans and turnaround loans. Our primary reason for pursuing this venture was to leverage our strengths of origination and servicing, provide an additional product to our customers, and allow for us to moderate the risks associated with this asset class. Additionally, we will earn fees for portfolio management services. Steel City is a limited liability company in which various PNC subsidiaries hold approximately a 31% equity ownership. At December 31, 2007, our capital contribution to Steel City was approximately $28 million with a commitment to fund an additional $50 million. The third party investor has contributed $64 million with a commitment to fund an additional $111 million. We evaluated the accounting for this transaction under FIN 46R, Accounting Research Bulletin No. 51 and other appropriate GAAP and determined that our aggregate investment will be accounted for under the equity method. This transaction did not have a material impact on our consolidated results of operations.

On May 24, 2007, we entered into a joint venture with Vornado Realty Trust to construct a new headquarters building for the Washington, DC market. The joint venture closed on February 14, 2008. We contributed approximately $64 million in property in exchange for a 51% ownership interest.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit totaled $4.8 billion at December 31, 2007. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on December 31, 2007 had terms ranging from less than one year to 10 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $7.0 billion at December 31, 2007, of which $1.8 billion support remarketing programs.

Assets valued as of December 31, 2007 of approximately $.7 billion secured certain specifically identified standby letters of credit. Approximately $2.3 billion in recourse provisions from third parties was also available for this purpose as of December 31, 2007. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $59 million at December 31, 2007.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At December 31, 2007, the aggregate of PNC’s commitments under these facilities was $395 million. PNC also enters into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At December 31, 2007, our total commitments under these facilities were $9.0 billion, of which $8.8 billion was related to Market Street.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs and Mercantile, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during 2007. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities facilitated by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At December 31, 2007, the total maximum potential exposure as a result of these indemnity obligations was $10.4 billion, although the collateral at the time exceeded that amount.

VISA INDEMNIFICATION

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (“Visa”). In October 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) currently anticipated in the first quarter of 2008 (the “Visa Reorganization”). As part of the Visa Reorganization, we received our proportionate share of a class of Visa Inc. common stock allocated to the U.S. members. Visa expects that a portion of these shares will be redeemed for cash out of the proceeds of the IPO. The U.S. members are obligated to indemnify Visa for judgments and settlements related to specified litigation. Visa will set aside a portion of the proceeds from the IPO in an escrow account for the benefit of the U.S. member financial institutions to fund the expenses of the litigation as well as the members’ proportionate share of any judgments or settlements that may arise out of the litigation. Prior to the IPO, the U.S. members are obligated to indemnify Visa with respect to this litigation. In accordance with GAAP, we recorded a liability and operating expense totaling $82 million before taxes in the fourth quarter of 2007 representing our estimate of the fair value of our indemnification obligation for potential losses arising from this litigation. Our estimate was subjective, based on publicly available information and other information made available to all of the affected Visa members. It did not reflect any direct knowledge of the relative strengths and weaknesses of the litigation still pending or the status of any ongoing settlement discussions. We believe that the IPO will be completed and cash will be available through the escrow to satisfy litigation settlements. In addition, based on estimates provided by Visa regarding its planned IPO, we believe that our ownership interest in Visa has a value significantly in excess of our indemnification liability. Our Visa shares will not generally be transferable until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation.

RECOURSE AGREEMENT WITH FEDERAL NATIONAL MORTGAGE ASSOCIATION

In connection with our July 2007 acquisition of ARCS, we are authorized to originate, underwrite, close and service commercial mortgage loans and then sell them to Fannie Mae under Fannie Mae’s DUS program.

Under this program, we assume up to one-third of the risk of loss on unpaid principal balances. At December 31, 2007, the maximum liability was $3.5 billion. Accordingly, we maintain a reserve for such potential losses which approximates the fair value of this liability. At December 31, 2007, the unpaid principal balance outstanding of loans sold by ARCS as a participant in this program was $11.6 billion. The fair value of the guarantee, in the form of reserves for losses under this program, totaled $39 million as of December 31, 2007 and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under this program, we would not have an interest in the collateral underlying the mortgage loans on which losses occurred. The serviced loans are not included on our Consolidated Balance Sheet.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At December 31, 2007, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $87 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $51 million at December 31, 2007. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $1.9 billion at December 31, 2007.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to 10 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements was approximately $572 million at December 31, 2007.

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

NOTE 25 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Income Statement

Year ended December 31 - in millions	2007	2006	2005
OPERATING REVENUE
Dividends from:
Bank subsidiaries and bank holding company	$1,078	$710	$717
Non-bank subsidiaries	74	69	72
Interest income	15	16	8
Noninterest income	23	9	6
Total operating revenue	1,190	804	803
OPERATING EXPENSE
Interest expense	160	93	71
Other expense	84	46	11
Total operating expense	244	139	82
Income before income taxes and equity in undistributed net income of subsidiaries	946	665	721
Income tax benefits	(78)	(60)	(24)
Income before equity in undistributed net income of subsidiaries	1,024	725	745
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	229	1,653	396
Non-bank subsidiaries	214	217	184
Net income	$1,467	$2,595	$1,325

Balance Sheet

December 31 - in millions	2007	2006
ASSETS
Cash and due from banks	$20	$2
Short-term investments with subsidiary bank, including trading securities	58	3
Securities available for sale		290
Investments in:
Bank subsidiaries and bank holding company	15,776	9,294
Non-bank subsidiaries	2,214	2,038
Other assets	614	559
Total assets	$18,682	$12,186
LIABILITIES
Subordinated debt	$968	$1,147
Nonbank affiliate borrowings	2,478
Accrued expenses and other liabilities	382	251
Total liabilities	3,828	1,398
SHAREHOLDERS’ EQUITY	14,854	10,788
Total liabilities and shareholders’ equity	$18,682	$12,186

Commercial paper and all other debt issued by PNC Funding Corp, a wholly owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

The parent company received net income tax refunds of $65 million in 2007, $35 million in 2006 and $19 million in 2005. Such refunds represent the parent company’s portion of consolidated income taxes. The parent company paid interest of $146 million in 2007, $113 million in 2006 and $94 million in 2005.

Statement Of Cash Flows

Year ended December 31 - in millions	2007	2006	2005
OPERATING ACTIVITIES
Net income	$1,467	$2,595	$1,325
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net (earnings) of subsidiaries	(443)	(1,870)	(580)
Other	61	103	130
Net cash provided by operating activities	1,085	828	875
INVESTING ACTIVITIES
Net capital returned from (contributed to) subsidiaries	(165)	300	(271)
Securities available for sale:
Sales and maturities	1,090	3,440	2,912
Purchases	(800)	(3,437)	(2,822)
Cash paid for acquisitions	(2,231)		(447)
Other	(26)	(311)	239
Net cash used in investing activities	(2,132)	(8)	(389)
FINANCING ACTIVITIES
Borrowings from non-bank subsidiary	3,910	210	150
Repayments on borrowings from non-bank subsidiary	(1,432)	(210)	(150)
Other short-term borrowed funds	103
Acquisition of treasury stock	(963)	(531)	(112)
Cash dividends paid to shareholders	(806)	(633)	(575)
Issuance of treasury stock	253	343	203
Net cash provided by (used in) financing activities	1,065	(821)	(484)
Increase (decrease) in cash and due from banks	18	(1)	2
Cash and due from banks at beginning of year	2	3	1
Cash and due from banks at end of year	$20	$2	$3

NOTE 26 SEGMENT REPORTING

We have four major businesses engaged in providing banking, asset management and global fund processing products and services:

•	Retail Banking,
•	Corporate & Institutional Banking,
•	BlackRock, and
•	PFPC.

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We have assigned to Retail Banking capital equal to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital assigned for PFPC reflects its legal entity shareholders' equity.

BlackRock business segment results for 2005 and the first nine months of 2006 reflected our majority ownership in BlackRock during that period. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, which had the effect of reducing our ownership interest to approximately 34%, our investment in BlackRock has been accounted for under the equity method but continues to be a separate reportable business segment of PNC. The fair value of our investment in BlackRock at December 31, 2007 was approximately $9.4 billion. Our BlackRock business segment information for 2005 and the first nine months of 2006 included in this Note 26 was not restated.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, acquisition integration costs, asset and liability management activities, related net securities gains or losses, certain trading activities and equity management activities, and minority interest in income of BlackRock for 2005 and first nine months of 2006, differences between business segment performance reporting and financial statement reporting (GAAP), and most corporate overhead.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to approximately 2.9 million consumer and small business customers within our primary geographic markets. Our customers are serviced through over 1,100 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. Brokerage services are provided through PNC Investments, LLC, and Hilliard Lyons. See Note 2 Acquisitions and Divestitures regarding our planned divestiture of Hilliard Lyons in the first half of 2008.

Retail Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services. These services are provided to individuals and corporations primarily within our primary geographic markets.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with $1.357 trillion of assets under management at December 31, 2007. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services globally to institutional investors. At December 31, 2007, PNC’s ownership interest in BlackRock was approximately 33.5%.

PFPC is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, managed accounts, subaccounting, and distribution. PFPC serviced $2.5 trillion in total assets and 72 million shareholder accounts as of December 31, 2007 both domestically and internationally through its Ireland and Luxembourg operations.

Results Of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2007
INCOME STATEMENT
Net interest income (expense)	$2,059	$805		($32)	$83		$2,915
Noninterest income	1,736	720	$334	863	175	($38)	3,790
Total revenue	3,795	1,525	334	831	258	(38)	6,705
Provision for (recoveries of) credit losses	138	125			52		315
Depreciation and amortization	124	22		60	97		303
Other noninterest expense	2,115	796		577	544	(39)	3,993
Earnings (loss) before income taxes	1,418	582	334	194	(435)	1	2,094
Income taxes	525	150	84	66	(198)		627
Earnings (loss)	$893	$432	$250	$128	($237)	$1	$1,467
Inter-segment revenue	$23	$9	$16	$17	($27)	($38)
Average Assets (a)	$42,424	$29,052	$4,259	$2,476	$48,885	($3,678)	$123,418
2006
INCOME STATEMENT
Net interest income (expense)	$1,673	$711	$20	($38)	($121)		$2,245
Noninterest income	1,447	752	1,135	917	2,137	($61)	6,327
Total revenue	3,120	1,463	1,155	879	2,016	(61)	8,572
Provision for (recoveries of) credit losses	81	42			1		124
Depreciation and amortization	67	23	29	57	99		275
Other noninterest expense	1,760	726	828	646	266	(58)	4,168
Earnings (loss) before minority interests in BlackRock and income taxes	1,212	672	298	176	1,650	(3)	4,005
Minority interests in BlackRock					47		47
Income taxes	447	209	104	52	552	(1)	1,363
Earnings (loss)	$765	$463	$194	$124	$1,051	($2)	$2,595
Inter-segment revenue	$13	$9	$28	$12	($1)	($61)
Average Assets (a)	$29,248	$26,548	$3,937	$2,204	$35,611	($2,536)	$95,012
2005
INCOME STATEMENT
Net interest income (expense)	$1,588	$729	$35	($33)	($165)		$2,154
Noninterest income	1,275	596	1,191	879	312	($80)	4,173
Total revenue	2,863	1,325	1,226	846	147	(80)	6,327
Provision for (recoveries of) credit losses	52	(30)			(1)		21
Depreciation and amortization	62	20	31	56	107		276
Other noninterest expense	1,664	638	822	629	329	(52)	4,030
Earnings before minority interests in BlackRock and income taxes	1,085	697	373	161	(288)	(28)	2,000
Minority interests in BlackRock					71		71
Income taxes	403	217	139	57	(202)	(10)	604
Earnings (loss)	$682	$480	$234	$104	($157)	($18)	$1,325
Inter-segment revenue	$13	$7	$32	$3	$25	($80)
Average Assets (a)	$27,618	$25,309	$1,848	$2,128	$33,315	($1,670)	$88,548
(a)	Period-end balances for BlackRock and PFPC

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Item 7 of this Form 10-K due to the presentation in Item 7 of business revenues on a taxable-equivalent basis, classification differences related to PFPC, and a reclassification between Corporate & Institutional Banking and “Other.” PFPC income classified as net interest income (expense) in the preceding table represents the interest components of nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section of Item 7. Results related to our cross-border lease portfolio were moved from our Corporate & Institutional Banking business segment to the “Other” category beginning in 2007. The corresponding amounts for 2006 and 2005 remained in Corporate & Institutional Banking in the preceding table; however, the 2006 cross-border lease portfolio results were moved to the “Other” category in the Business Segments Review section of Item 7 of this Report.

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

SELECTED QUARTERLY FINANCIAL DATA

	2007				2006
Dollars in millions, except per share data	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary Of Operations
Interest income	$1,670	$1,627	$1,554	$1,315	$1,217	$1,203	$1,126	$1,066
Interest expense	877	866	816	692	651	636	570	510
Net interest income	$793	$761	$738	$623	$566	$567	$556	$556
Provision for credit losses	188	65	54	8	42	16	44	22
Noninterest income (a) (b)	834	990	975	991	969	2,943	1,230	1,185
Noninterest expense (c)	1,213	1,099	1,040	944	969	1,167	1,145	1,162
Income before minority interest and income taxes	$226	$587	$619	$662	$524	$2,327	$597	$557
Minority interest in income of BlackRock						6	19	22
Income taxes	48	180	196	203	148	837	197	181
Net income (d)	$178	$407	$423	$459	$376	$1,484	$381	$354
Per Common Share Data
Book value	$43.60	$43.12	$42.36	$42.63	$36.80	$36.60	$29.92	$29.70
Basic earnings (d) (e)	.53	1.21	1.24	1.49	1.29	5.09	1.30	1.21
Diluted earnings (d) (e)	.52	1.19	1.22	1.46	1.27	5.01	1.28	1.19
(a)	Noninterest income included equity management gains and net securities gains/(losses) in each quarter as follows (in millions):

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
Equity management gains	$21	$47	$2	$32	$25	$21	$54	$7
Net securities gains/(losses)	$(1)	$(2)	$1	$(3)		$(195)	$(8)	$(4)

(b)	Noninterest income for the third quarter of 2006 included the pretax impact of the following: gain on the BlackRock/MLIM transaction of $2.1 billion; securities portfolio rebalancing loss of $196 million; and mortgage loan portfolio repositioning loss of $48 million.
(c)	Noninterest expense for the third quarter of 2006 included the pretax impact of BlackRock/MLIM transaction integration costs of $72 million.
(d)	The net after-tax impact on third quarter 2006 net income of the items described in notes (d) and (e) above totaled $1.1 billion. The net impact of these items increased third quarter 2006 basic earnings per share by $3.79 and increased diluted earnings per share by $3.73.
(e)	The sum of quarterly amounts for 2007 and 2006 (diluted) does not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

Analysis Of Year-To-Year Changes In Net Interest Income

	2007/2006			2006/2005
	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
Taxable-equivalent basis - in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Securities available for sale
Residential mortgage-backed	$228	$73	$301	$141	$74	$215
Commercial mortgage-backed	93	19	112	42	13	55
Asset-backed	55	(3)	52	3	20	23
U.S. Treasury and government agencies	(91)	2	(89)	(85)	14	(71)
State and municipal	4	(1)	3	(1)		(1)
Other debt	(4)	2	(2)	1	1	2
Corporate stocks and other	7	(3)	4	4	(2)	2
Total securities available for sale	276	105	381	92	133	225
Loans, net of unearned income
Commercial	386	22	408	76	233	309
Commercial real estate	348	23	371	41	33	74
Lease financing	(9)	(38)	(47)	(8)	(1)	(9)
Consumer	103	55	158	(5)	109	104
Residential mortgage	97	40	137	41	13	54
Other	5		5	(5)	9	4
Total loans, net of unearned income	871	161	1,032	129	407	536
Loans held for sale	17	10	27	19	34	53
Federal funds sold and resale agreements	49	(3)	46	5	28	33
Other	53	17	70	(4)	27	23
Total interest-earning assets	$1,271	$285	$1,556	$253	$617	$870
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$141	$23	$164	$44	$216	$260
Demand	12	3	15		32	32
Savings	3	(1)	2	(3)	(3)	(6)
Retail certificates of deposit	120	74	194	85	126	211
Other time	39	5	44	(8)	15	7
Time deposits in foreign offices	49	(5)	44	52	53	105
Total interest-bearing deposits	349	114	463	111	498	609
Borrowed funds
Federal funds purchased	126	1	127	41	45	86
Repurchase agreements	11	(2)	9		36	36
Federal Home Loan Bank borrowings	77	7	84	(4)	2	(2)
Bank notes and senior debt	169	9	178	(2)	47	45
Subordinated debt	(10)	(8)	(18)	19	53	72
Other	33	8	41	(90)	31	(59)
Total borrowed funds	416	5	421	(46)	224	178
Total interest-bearing liabilities	714	170	884	95	692	787
Change in net interest income	$608	$64	$672	$138	$(55)	$83

Changes attributable to rate/volume are prorated into rate and volume components.

Average Consolidated Balance Sheet And Net Interest Analysis

	2007			2006			2005
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates
Assets
Interest-earning assets
Securities available for sale
Residential mortgage-backed	$19,163	$1,041	5.43%	$14,881	$740	4.97%	$11,922	$525	4.40%
Commercial mortgage-backed	4,025	222	5.52	2,305	110	4.77	1,394	55	3.95
Asset-backed	2,394	122	5.10	1,312	70	5.34	1,238	47	3.80
U.S. Treasury and government agencies	293	13	4.44	2,334	102	4.37	4,308	173	4.02
State and municipal	227	11	4.85	148	8	5.41	167	9	5.39
Other debt	47	4	8.51	89	6	6.74	73	4	5.48
Corporate stocks and other	392	18	4.59	246	14	5.69	173	12	6.94
Total securities available for sale	26,541	1,431	5.39	21,315	1,050	4.93	19,275	825	4.28
Loans, net of unearned income
Commercial	25,509	1,859	7.29	20,201	1,451	7.18	19,007	1,142	6.01
Commercial real estate	7,671	603	7.86	3,212	232	7.22	2,609	158	6.06
Lease financing	2,559	76	2.97	2,777	123	4.43	2,944	132	4.48
Consumer	17,718	1,167	6.59	16,125	1,009	6.26	16,208	905	5.58
Residential mortgage	8,564	512	5.98	6,888	375	5.44	6,136	321	5.23
Other	432	31	7.18	363	26	7.16	453	22	4.86
Total loans, net of unearned income	62,453	4,248	6.80	49,566	3,216	6.49	47,357	2,680	5.66
Loans held for sale	2,955	184	6.23	2,683	157	5.85	2,301	104	4.52
Federal funds sold and resale agreements	2,152	104	4.83	1,143	58	5.07	985	25	2.54
Other	3,909	226	5.78	2,985	156	5.23	3,083	133	4.31
Total interest-earning assets/interest income	98,010	6,193	6.32	77,692	4,637	5.97	73,001	3,767	5.16
Noninterest-earning assets
Allowance for loan and lease losses	(690)			(591)			(632)
Cash and due from banks	3,018			3,121			3,164
Other	23,080			14,790			13,015
Total assets	$123,418			$95,012			$88,548
Liabilities, Minority and Noncontrolling Interests, and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Money market	$23,840	827	3.47	$19,745	663	3.36	$17,930	403	2.25
Demand	9,259	103	1.11	8,187	88	1.07	8,224	56.68
Savings	2,687	12.45		2,081	10.48		2,645	16.60
Retail certificates of deposit	16,690	776	4.65	13,999	582	4.16	11,623	371	3.19
Other time	2,119	110	5.19	1,364	66	4.84	1,559	59	3.78
Time deposits in foreign offices	4,623	225	4.87	3,613	181	5.01	2,347	76	3.24
Total interest-bearing deposits	59,218	2,053	3.47	48,989	1,590	3.25	44,328	981	2.21
Borrowed funds
Federal funds purchased	5,533	284	5.13	3,081	157	5.10	2,098	71	3.38
Repurchase agreements	2,450	110	4.49	2,205	101	4.58	2,189	65	2.97
Federal Home Loan Bank borrowings	2,168	109	5.03	623	25	4.01	714	27	3.78
Bank notes and senior debt	6,282	337	5.36	3,128	159	5.08	3,198	114	3.56
Subordinated debt	4,247	251	5.91	4,417	269	6.09	4,044	197	4.87
Other	2,344	107	4.56	1,589	66	4.15	3,956	125	3.16
Total borrowed funds	23,024	1,198	5.20	15,043	777	5.17	16,199	599	3.70
Total interest-bearing liabilities/interest expense	82,242	3,251	3.95	64,032	2,367	3.70	60,527	1,580	2.61
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders' equity
Demand and other noninterest-bearing deposits	17,587			14,320			13,309
Allowance for unfunded loan commitments and letters of credit	125			106			80
Accrued expenses and other liabilities	8,195			6,672			6,098
Minority and noncontrolling interests in consolidated entities	1,335			600			542
Shareholders' equity	13,934			9,282			7,992
Total liabilities, minority and noncontrolling interests, and shareholders' equity	$123,418			$95,012			$88,548
Interest rate spread			2.37			2.27			2.55
Impact of noninterest-bearing sources			.63			.65			.45
Net interest income/margin		$2,942	3.00%		$2,270	2.92%		$2,187	3.00%

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

Loan fees for the years ended December 31, 2007, 2006 and 2005 were $39 million, $35 million and $91 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2007, 2006 and 2005 were $27 million, $25 million and $33 million, respectively.

LOANS OUTSTANDING

December 31 - in millions	2007	2006	2005	2004	2003
Commercial	$28,607	$20,584	$19,325	$17,438	$15,082
Commercial real estate	8,906	3,532	3,162	1,980	1,824
Consumer	18,326	16,515	16,173	15,606	11,855
Residential mortgage	9,557	6,337	7,307	4,772	2,886
Lease financing	3,500	3,556	3,628	4,096	5,147
Other	413	376	341	505	518
Total loans	69,309	50,900	49,936	44,397	37,312
Unearned income	(990)	(795)	(835)	(902)	(1,009)
Total loans, net of unearned income (a)	$68,319	$50,105	$49,101	$43,495	$36,303

(a)	Includes $2.3 billion at December 31, 2004 and $2.2 billion at December 31, 2003 related to Market Street, which was deconsolidated effective October 17, 2005.

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 - dollars in millions	2007	2006	2005	2004	2003
Nonaccrual loans
Commercial	$193	$109	$134	$89	$213
Lease financing	3	1	17	5	11
Commercial real estate	212	12	14	14	6
Consumer	17	13	10	11	11
Residential mortgage	10	12	15	21	24
Total nonaccrual loans	$435	$147	$190	$140	$265
Troubled debt restructured loan	2			3	1
Total nonperforming loans	437	147	190	143	266
Foreclosed and other assets
Lease	11	12	13	14	17
Residential mortgage	16	10	9	10	9
Other	14	2	3	5	9

Total foreclosed and other assets	41	24	25	29	35

Total nonperforming assets (a) (b)	$478	$171	$215	$172	$301
Nonperforming loans to total loans	.64%	.29%	.39%	.33%	.73%
Nonperforming assets to total loans and foreclosed assets	.70	.34	.42	.38	.80
Nonperforming assets to total assets	.34	.17	.23	.22	.44
Interest on nonperforming loans
Computed on original terms	$51	$15	$16	$11	$29
Recognized prior to nonperforming status	32	4	5	2	5
Past due loans
Accruing loans past due 90 days or more	$106	$50	$46	$49	$57
As a percentage of total loans	.16%	.10%	.09%	.11%	.16%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$8	$9	$47	$9	$6
As a percentage of total loans held for sale	.20%	.38%	1.92%	.54%	.43%

(a)	Excludes loans held for sale carried at lower of cost or market value of $25 million at December 31, 2007, $1 million at December 31, 2005, $3 million at December 31, 2004 and $27 million at December 31, 2003 (includes $1 million, $2 million and $10 million of troubled debt restructured loans held for sale at December 31, 2005, 2004 and 2003, respectively). Amount at December 31, 2007 related to the Mercantile and Yardville acquisitions.

(b)	Excludes equity management assets that are carried at estimated fair value of $4 million at December 31, 2007, $11 million (including $4 million of troubled debt restructured assets) at December 31, 2006, $25 million (including $7 million of troubled debt restructured assets) at December 31, 2005, $32 million (including $11 million of troubled debt restructured assets) at December 31, 2004, and $37 million (including $5 million of troubled debt restructured assets) at December 31, 2003.

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 - dollars in millions	2007	2006	2005	2004	2003
Allowance for loan and lease losses at beginning of year	$560	$596	$607	$632	$673
Charge-offs
Commercial	(156)	(108)	(52)	(113)	(168)
Commercial real estate	(16)	(3)	(1)	(2)	(3)
Consumer	(73)	(52)	(45)	(43)	(39)
Residential mortgage		(3)	(2)	(3)	(4)
Lease financing		(14)	(29)	(5)	(46)
Total charge-offs	(245)	(180)	(129)	(166)	(260)
Recoveries
Commercial (a)	30	19	82	31	32
Commercial real estate	1	1	1	1	1
Consumer	14	15	15	12	12
Residential mortgage				1	1
Lease financing		5	1	6	3
Total recoveries	45	40	99	51	49
Net charge-offs (a)	(200)	(140)	(30)	(115)	(211)
Provision for credit losses	315	124	21	52	177
Acquisitions	152		23	22
Net change in allowance for unfunded loan commitments and letters of credit	3	(20)	(25)	16	(7)
Allowance for loan and lease losses at end of year	$830	$560	$596	$607	$632
Allowance as a percent of period-end
Loans	1.21%	1.12%	1.21%	1.40%	1.74%
Nonperforming loans	190	381	314	424	238
As a percent of average loans
Net charge-offs (a)	.32	.28	.06	.28	.59
Provision for credit losses	.50	.25	.04	.13	.49
Allowance for loan and lease losses	1.33	1.13	1.26	1.48	1.76
Allowance as a multiple of net charge-offs (a)	4.15x	4.00x	19.87x	5.28x	3.00x
(a)	Amounts for 2005 reflect the impact of a $53 million loan recovery in that year. Excluding this recovery, net charge-offs would have been .18% of average loans and the allowance as a multiple of net charge-offs would have been 7.18x.

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. For purposes of this presentation, a portion of the allowance for loan and lease losses has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. At December 31, 2007, the portion of the reserves for these factors was $38 million.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2007		2006		2005		2004		2003
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$560	41.8%	$443	40.9%	$489	39.2%	$503	40.1%	$514	41.5%
Commercial real estate	153	13.0	30	7.0	32	6.4	26	4.5	34	5.1
Consumer	68	26.9	28	33.1	24	33.1	35	35.9	28	32.6
Residential mortgage	9	14.0	7	12.7	7	14.9	6	11.0	7	8.0
Lease financing	36	3.7	48	5.6	41	5.7	33	7.3	44	11.4
Other	4.6		4.7		3.7		4	1.2	5	1.4
Total	$830	100.0%	$560	100.0%	$596	100.0%	$607	100.0%	$632	100.0%

SHORT-TERM BORROWINGS

Federal funds purchased include overnight borrowings and term federal funds, which are payable at maturity.

	2007		2006		2005
Dollars in millions	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased
Year-end balance	$7,037	3.17%	$2,711	5.24%	$4,128	4.07%
Average during year	5,533	5.13	3,081	5.10	2,098	3.38
Maximum month-end balance during year	8,798		4,226		4,128

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2007 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$9,670	$15,017	$3,920	$28,607
Real estate projects	3,124	2,461	529	6,114
Total	$12,794	$17,478	$4,449	$34,721
Loans with Predetermined rate	$2,486	$3,157	$2,089	$7,732
Floating or adjustable rate	10,308	14,321	2,360	26,989
Total	$12,794	$17,478	$4,449	$34,721

At December 31, 2007, $1.1 billion notional of pay-fixed interest rate swaps were designated to commercial loans as part of fair value hedge strategies. The changes in fair value of the loans attributable to the hedged risk are included in the commercial loan amount in the above table. In addition, $7.9 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month LIBOR, 3 month LIBOR and Prime) on the underlying commercial loans to a fixed rate as part of risk management strategies.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $7.4 billion at December 31, 2007, substantially all of which are in denominations of $100,000 or more.

The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2007 – in millions	Certificates of Deposit
Three months or less	$2,628
Over three through six months	1,983
Over six through twelve months	893
Over twelve months	1,930
Total	$7,434

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends we declared per common share.

	High	Low	Close	Cash Dividends Declared
2007 Quarter

First	$76.41	$68.60	$71.97	$.55
Second	76.15	70.31	71.58	.63
Third	75.99	64.00	68.10	.63
Fourth	74.56	63.54	65.65	.63
Total				$2.44

2006 Quarter
First	$71.42	$61.78	$67.31	$.50
Second	72.00	65.30	70.17	.55
Third	73.55	68.09	72.44	.55
Fourth	75.15	67.61	74.04	.55
Total				$2.15

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Previously reported.

(b)	None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	MANAGEMENT’S RESPONSIBILITY FOR INTERNAL CONTROL OVER FINANCIAL REPORTING

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

We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that PNC maintained effective internal control over financial reporting as of December 31, 2007.

(b)	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2007 included in this Report, has issued a report on the effectiveness of PNC’s internal control over financial reporting as of December 31, 2007. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report and is incorporated herein by reference.

(c)	INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2007, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007, and that there has been no change in internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information regarding our directors (or nominees for director), executive officers, Audit Committee (and Audit Committee financial experts), and shareholder nomination process required by this item is included under the captions “Election of Directors – Information Concerning Nominees,” “Transactions Involving Directors And Executive Officers – Family Relationships,” and “Corporate Governance At PNC – The Audit Committee, – Our Code of Business Conduct and Ethics, and – Shareholder Proposals And Director Nominations” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 22, 2008 and is incorporated herein by reference. In accordance with Item 407(d) (3) of Regulation S-K, the information set forth under the caption “Report of the Audit Committee” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 22, 2008 and is incorporated herein by reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Director Compensation for Fiscal 2007,” “Corporate Governance at PNC – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation – Compensation Discussion and Analysis, – Compensation Committee Report, and – Executive Compensation Tables” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 22, 2008 and is incorporated herein by reference. In accordance with Item 407(e) (5) of

Regulation S-K, the information set forth under the caption “Executive Compensation – Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 22, 2008 and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2007 is included in the table which follows. Additional information regarding these plans is included in Note 18 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2007

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan (Note 1)
Stock Options	12,671,243	$60.77
Incentive Performance Unit Awards (Note 2)	173,500	N/A
Subtotal	12,844,743		2,070,407
2006 Incentive Award Plan (Note 3 and Note 4)
Stock Options	1,654,269	$72.72	38,046,319
Incentive Performance Unit Awards (Note 2)	128,000	N/A
1996 Executive Incentive Award Plan
Incentive Awards		N/A	(Note 5)
Employee Stock Purchase Plan		(Note 6)	1,302,080
1992 Director Share Incentive Plan		N/A	368,594
Total approved by security holders	14,627,012		41,787,400
Equity compensation plans not approved by security holders	None	N/A	None
Total	14,627,012		41,787,400

N/A – not applicable

Note 1 – After shareholder approval of the 2006 Incentive Award Plan at the 2006 annual meeting of PNC’s shareholders on April 25, 2006 (see Note 3 below), no further grants were permitted under the 1997 Long-Term Incentive Award Plan, other than for the exercise of reload or performance unit rights. As of December 31, 2007, the number of remaining shares reserved under this plan for that purpose was 2,070,407.

Note 2 – These incentive performance unit awards provide for the issuance of shares of common stock (up to a target number of shares) based on the degree to which corporate performance goals established by the Personnel and Compensation Committee (“Committee”) have been achieved, and, if a premium level of such performance is achieved, for further payment in cash. The numbers in column (a) of this table for these awards reflect the maximum number of shares that could be issued pursuant to grants outstanding at December 31, 2007 upon achievement of the performance goals and other conditions of the grants. Grants under the 1997 Long-Term Incentive Award Plan were made in the first quarter of 2006. Grants under the 2006 Incentive Award Plan were made in the first quarter of 2007.

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

Note 4 – Under the 2006 Incentive Award Plan, awards or portions of awards that, by their terms, are payable only in cash do not reduce the number of shares that remain available for issuance under the plan (the number in column (c)). During 2007, cash-payable incentive performance units totaling 189,581 share units were granted under this plan. This number includes the cash-payable portion of the 2007 incentive performance unit award grants described in Note 2 above and a separate 2007 incentive performance unit award grant payable solely in cash, and reflects the maximum cash-equivalents payable upon achievement of the performance goals established for such grants by the Committee and other conditions of the grants.

Note 5 – The 1996 Executive Incentive Award Plan is a shareholder-approved plan that enables PNC to pay annual bonuses to its senior executive officers based upon the achievement of specified levels of performance. The plan as amended and restated as of January 1, 2007 was adopted by the Board on February 14, 2007 and approved by the PNC shareholders at the 2007 annual meeting on April 24, 2007. The plan does not specify a fixed share amount for awards under the plan. Rather, it provides for maximum bonus awards for a given period (generally a year) for each individual plan participant of 0.2% of incentive income for that period. Incentive income is based on PNC’s consolidated pre-tax net income as further adjusted for the impact of changes in tax law, extraordinary items, discontinued operations, acquisition and merger integration costs, and for the impact of PNC’s obligation to fund certain BlackRock long-term incentive programs. Although the size of awards under the plan is dollar-denominated, payment may be made in cash, in stock, or in a combination of cash and stock.

During 2007, PNC paid a portion of annual bonuses awarded under this plan for 2006 performance in the form of 46,508 shares of restricted stock. These shares were issued under the 1996 Executive Incentive Award Plan. PNC has, however, reduced the number of shares available for issuance under its 2006 Incentive Award Plan (as reflected in the number under column (c) for that plan) by this number.

Note 6 – 95% of the fair market value on the last day of each six-month offering period.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Transactions Involving Directors And Executive Officers” and “Corporate Governance At PNC – Director Independence” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 22, 2008 and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Auditors” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 22, 2008 and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

The report of our former independent registered public accounting firm follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The PNC Financial Services Group, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/    Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 1, 2007 (February 4, 2008 as to the effects of the restatement discussed in Note 1)

Audited consolidated financial statements of BlackRock, Inc. (“BlackRock”) for the years ended December 31, 2007 and December 31, 2006 are incorporated herein by reference to Item 15(a)(1) of BlackRock’s 2007 Annual Report on Form 10-K (Commission File Number 001-33099).

EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-6 of this Form 10-K are filed with this Report or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.

(Registrant)

By:	/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 29, 2008.

Signature	Capacities

/s/ James E. Rohr	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
James E. Rohr

/s/ Richard J. Johnson	Chief Financial Officer (Principal Financial Officer)
Richard J. Johnson

/s/ Samuel R. Patterson	Controller (Principal Accounting Officer)
Samuel R. Patterson

* Richard O. Berndt; Charles E. Bunch; Paul W. Chellgren; Robert N. Clay; George A. Davidson, Jr.; Kay Coles James; Richard B. Kelson; Bruce C. Lindsay; Anthony A. Massaro; Jane G. Pepper; Donald J. Shepard; Lorene K. Steffes; Dennis F. Strigl; Stephen G. Thieke; Thomas J. Usher; George H. Walls, Jr.; and Helge H. Wehmeier	Directors

*By:	/s/ George P. Long, III
George P. Long, III, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1	Agreement and Plan of Merger dated as of October 8, 2006 by and between Mercantile Bankshares Corporation and the Corporation	Incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated October 8, 2006, filed October 10, 2006 (“October 8, 2006 Form 8-K”)

3.1	Articles of Incorporation of the Corporation, as amended effective as of February 14, 2008	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K dated February 14, 2008 (filed February 19, 2008) (“February 14, 2008 Form 8-K”)
3.2	By-Laws of the Corporation, as amended and restated effective as of December 14, 2005	Incorporated herein by reference to Exhibit 3.5 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (“3rd Quarter 2005 Form 10-Q”)
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

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series A	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s February 14, 2008 Form 8-K
4.3	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s February 14, 2008 Form 8-K
4.4	Terms of $1.60 Cumulative Convertible Preferred Stock, Series C	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s February 14, 2008 Form 8-K
4.5	Terms of $1.80 Cumulative Convertible Preferred Stock, Series D	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s February 14, 2008 Form 8-K
4.6	Terms of 7.00% Non-Cumulative Preferred Stock, Series H	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s February 14, 2008 Form 8-K
4.7	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s February 14, 2008 Form 8-K
4.8	Terms of Series J Non-Cumulative Perpetual Preferred Stock	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s February 14, 2008 Form 8-K
4.9	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.9 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“3rd Quarter 2004 Form 10-Q”)
4.10	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.10 of the Corporation’s 3rd Quarter 2004 Form 10-Q
4.11	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q
4.12	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.12 of the Corporation’s 3rd Quarter 2004 Form 10-Q
4.13	Exchange Agreement, dated March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II	Incorporated herein by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K dated March 29, 2007, filed March 30, 2007

4.14	First Supplemental Indenture, dated as of February 13, 2008, between the Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K dated and filed February 13, 2008
4.15	Exchange Agreement, dated February 14, 2008, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust III	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s February 14, 2008 Form 8-K
10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (“2nd Quarter 2004 Form 10-Q”)*
10.2	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.3	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.4	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.5	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.6	AJCA transition guidance amendments to the Corporation’s Supplemental Incentive Savings Plan and the Corporation and Affiliates Deferred Compensation Plan	Incorporated by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)*
10.7	The Corporation’s 2006 Incentive Award Plan	Incorporated herein by reference to Exhibit 10.39 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*
10.8	First Amendment to the Corporation’s 2006 Incentive Award Plan	Incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8 (Registration No. 333-143182) filed by the corporation with the SEC on May 23, 2007*
10.9	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*
10.10	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated effective as of January 1, 2007	Filed herewith*
10.11	1992 Director Share Incentive Plan	Filed herewith*
10.12	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.12 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (“1st Quarter 2004 Form 10-Q”)*
10.13	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q*
10.14	The Corporation’s Directors Deferred Compensation Plan, effective as of January 1, 2008	Filed herewith*
10.15	The Corporation’s Outside Directors Deferred Stock Unit Plan, effective as of January 1, 2008	Filed herewith*
10.16	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s 3rd Quarter 2005 Form 10-Q*
10.17	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*
10.18	The Corporation’s Employee Stock Purchase Plan, as amended and restated	Filed herewith

10.19	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*
10.20	2005 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”)*

10.21	2006 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated by reference to Exhibit 10.17 of the Corporation’s 2005 Form 10-K*

10.22	Forms of employee stock option and restricted stock agreements under 2006 Incentive Award Plan	Incorporated by reference to Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*
10.23	2006 forms of employee incentive performance unit and senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 (“2006 Form 10-K”)*
10.24	2007 forms of employee stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.21 of the Corporation’s 2006 Form 10-K*
10.25	2006-2007 forms of employee incentive performance units agreements	Incorporated by reference to Exhibit 10.51 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (“2nd Quarter 2007 Form 10-Q”)*
10.26	2008 forms of employee stock option and restricted stock/share unit agreements	Filed herewith*
10.27	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*
10.28	2005 form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*
10.29	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s 3rd Quarter 2005 Form 10-Q*
10.30	Form of senior officer change in control severance agreement	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996*
10.31	Forms of first amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000*
10.32	Forms of second amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*
10.33	Forms of third amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 1st Quarter 2004 Form 10-Q*
10.34	Form of other officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.31 of the 3rd Quarter 2004 Form 10-Q*
10.35

Employment letter agreement between the Corporation and Edward J. Kelly, III, conditioned on and commencing upon the closing of the acquisition of Mercantile Bankshares Corporation by the Corporation, together with provisions of superseded agreements referenced in the employment letter agreement

Incorporated herein by reference to Exhibit 10.44 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“1st Quarter 2007 Form 10-Q”)*

10.36	The Corporation’s Restricted Stock Agreement with Edward J. Kelly, III	Incorporated herein by reference to Exhibit 10.45 of the Corporation’s 1st Quarter 2007 Form 10-Q*

10.37	The Corporation’s Restricted Share Units Agreement with Edward J. Kelly, III	Incorporated herein by reference to Exhibit 10.46 of the Corporation’s 1st Quarter 2007 Form 10-Q*

10.38

Supplemental Retirement Agreement with Edward J. Kelly, III (Letter from PNC, as successor to Mercantile Bankshares Corporation, to Mr. Kelly dated March 1, 2007, together with agreement between Mr. Kelly and Mercantile dated February 2, 2001 and amendment to the agreement dated February 27, 2007)

Incorporated herein by reference to Exhibit 10.47 of the Corporation’s 1st Quarter 2007 Form 10-Q*

10.39

Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan and Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan

Incorporated herein by reference to Exhibit 10.48 of the Corporation’s 1st Quarter 2007 Form 10-Q*

10.40	BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated by reference to Old BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2002 (“BlackRock 3rd Quarter 2002 Form 10-Q”)

10.41	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated by reference to Old BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended March 31, 2004

10.42	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to Old BlackRock, Inc.’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004
10.43	Share Surrender Agreement, dated October 10, 2002, among BlackRock, Inc., PNC Asset Management, Inc., and the Corporation	Incorporated by reference to the BlackRock 3rd Quarter 2002 Form 10-Q
10.44	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among BlackRock, Inc., PNC Bancorp, Inc. and the Corporation	Incorporated by reference to Old BlackRock, Inc.’s Current Report on Form 8-K (Commission File No. 001-15305) filed February 22, 2006 (“BlackRock February 22, 2006 Form 8-K”)
10.45	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K dated June 11, 2007, filed June 14, 2007
10.46	Implementation and Stockholder Agreement, dated as of February 15, 2006, among BlackRock, Inc., New Boise, Inc. and the Corporation	Incorporated by reference to the BlackRock February 22, 2006 Form 8-K
10.47

PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q
10.48	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Inc., New Boise, Inc. and Boise Merger Sub, Inc.	Incorporated by reference to the BlackRock February 22, 2006 Form 8-K
10.49	Agreement and Plan of Merger dated as of October 8, 2006 by and between Mercantile Bankshares Corporation and the Corporation	Incorporated by reference to Exhibit 2.1 of the Corporation’s October 8, 2006 Form 8-K
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith
21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of Deloitte & Touche LLP, the Corporation’s former Independent Registered Public Accounting Firm	Filed herewith
23.3	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith
24	Powers of Attorney	Filed herewith

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1

Form of Order of the Securities and Exchange Commission Instituting Public Administrative Procedures Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order

Incorporated herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated and filed July 18, 2002

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, to filings by Old BlackRock, Inc. are to SEC File No. 001-15305, and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC, at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The Exhibits are also available as part of this Form 10-K on or through PNC’s corporate website at www.pnc.com/secfilings under “Form 10-K.” Shareholders and bondholders may also obtain copies without charge by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com.