Form 10-Q
period 2008-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2008-05-12
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

{x}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-09718

The PNC Financial Services Group, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1435979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PNC Plaza,

249 Fifth Avenue,

Pittsburgh, Pennsylvania 15222-2707

(Address of principal executive offices, including zip code)

(412) 762-2000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X Accelerated filer      Non-accelerated filer     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

As of April 30, 2008, there were 345,849,293 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to First Quarter 2008 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended March 31
Unaudited	2008	2007
FINANCIAL PERFORMANCE (a)
Revenue
Net interest income, taxable-equivalent basis (b)	$863	$629
Noninterest income	967	991
Total revenue	$1,830	$1,620
Noninterest expense	$1,042	$944
Net income	$377	$459
Per common share
Diluted earnings	$1.09	$1.46
Cash dividends declared	$.63	$.55
SELECTED RATIOS
Net interest margin	3.09%	2.95%
Noninterest income to total revenue (c)	53	61
Efficiency (d)	57	58
Return on
Average tangible common shareholders’ equity	25.98%	26.63%
Average common shareholders’ equity	10.62	15.59
Average assets	1.08	1.73

See page 37 for a glossary of certain terms used in this Report.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement.

The following is a reconciliation of net interest income as reported in the Consolidated Income Statement to net interest income on a taxable-equivalent basis (in millions):

	Three months ended March 31
	2008	2007
Net interest income, GAAP basis	$854	$623
Taxable-equivalent adjustment	9	6
Net interest income, taxable-equivalent basis	$863	$629

(c)	Calculated as noninterest income divided by the sum of net interest income (GAAP basis) and noninterest income.
(d)	Calculated as noninterest expense divided by the sum of net interest income (GAAP basis) and noninterest income.

Unaudited	March 31 2008	December 31 2007	March 31 2007
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$139,991	$138,920	$122,563
Loans, net of unearned income	70,802	68,319	62,925
Allowance for loan and lease losses	865	830	690
Securities available for sale	28,581	30,225	26,475
Loans held for sale	2,516	3,927	2,382
Goodwill and other intangibles	9,349	9,551	8,668
Equity investments	6,187	6,045	5,408
Deposits	80,410	82,696	77,367
Borrowed funds	32,779	30,931	20,456
Shareholders’ equity	14,423	14,854	14,739
Common shareholders’ equity	14,416	14,847	14,732
Book value per common share	42.26	43.60	42.63
Common shares outstanding (millions)	341	341	346
Loans to deposits	88%	83%	81%

ASSETS ADMINISTERED (billions)
Managed	$65	$73	$76
Nondiscretionary	111	113	111

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$1,000	$990	$822
Custody assets	476	500	435

CAPITAL RATIOS
Tier 1 risk-based (a)	7.7%	6.8%	8.6%
Total risk-based (a)	11.4	10.3	12.2
Leverage (a)	6.8	6.2	8.7
Tangible common equity	4.7	4.7	5.8
Common shareholders’ equity to assets	10.3	10.7	12.0

ASSET QUALITY RATIOS
Nonperforming loans to total loans	.77%	.64%	.28%
Nonperforming assets to total loans and foreclosed assets	.83	.70	.32
Nonperforming assets to total assets	.42	.34	.17
Net charge-offs to average loans	.57	.49	.27
Allowance for loan and lease losses to loans	1.22	1.21	1.10
Allowance for loan and lease losses to nonperforming loans	159	190	388
(a)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 4.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2007 Annual Report on Form 10-K (“2007 Form 10-K”). We have reclassified certain prior period amounts to conform with the current period presentation. For information regarding certain business and regulatory risks, see the Risk Management section in this Financial Review and Items 1A and 7 of our 2007 Form 10-K and Item 1A included in Part II of this Report. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and those anticipated in the forward-looking statements included in this Report. See Note 16 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (“GAAP”) basis.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States based on assets, with businesses engaged in retail banking, corporate and institutional banking, asset management, and global fund processing services. We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. We also provide certain fund processing services internationally.

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on driving positive operating leverage by achieving growth in revenue from our diverse business mix that exceeds growth in expenses as a result of disciplined cost management. In each of our business segments, the primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by offering convenient banking options and leading technology systems, providing a broad range of fee-based products and services, focusing on customer service, and through a significantly enhanced branding initiative. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

A volatile and significantly challenging financial market environment began in 2007 and has continued into 2008, and has been accompanied by uncertain prospects for the overall national economy. We are focused on our strategies for growth. We remain committed to maintaining a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. Our actions have created a well-positioned and strong balance sheet, ample liquidity and investment flexibility to adjust, where appropriate, to changing interest rates and market conditions. We continue to be disciplined in investing capital in our businesses while returning a portion to shareholders through dividends and share repurchases when appropriate.

ACQUISITION AND DIVESTITURE ACTIVITY

On March 31, 2008, we sold J.J.B. Hilliard, W.L. Lyons, LLC (“Hilliard Lyons”), a Louisville, Kentucky-based wholly-owned subsidiary of PNC and a full-service brokerage and financial services provider, to Houchens Industries, Inc. We recognized an after-tax gain of $23 million in the first quarter of 2008 in connection with this divestiture.

On April 4, 2008, we acquired Lancaster, Pennsylvania-based Sterling Financial Corporation (“Sterling”) for approximately 4.6 million shares of PNC common stock and $224 million in cash. Sterling is a banking and financial services company with approximately $3.2 billion in assets, $2.7 billion in deposits, and 67 branches in south-central Pennsylvania, northern Maryland and northern Delaware.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,
•	The level of, and direction, timing and magnitude of movement in interest rates, and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Movement of customer deposits from lower to higher rate accounts or to investment alternatives, and
•	The impact of market credit spreads on asset valuations.

Starting in the middle of 2007, and continuing at present, there has been significant turmoil and volatility in worldwide financial markets, accompanied by uncertain prospects for the overall national economy. Our performance for the remainder of 2008 will be impacted by developments in these areas. In addition, our success in 2008 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,

•	The successful integration of our recent acquisitions,
•	Continued development of the Mercantile franchise, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management and creating positive operating leverage,
•	Maintaining solid overall asset quality,
•	Prudent risk and capital management, and
•	Actions we take within the capital and other financial markets.

SUMMARY FINANCIAL RESULTS

	Three months ended
	March 31, 2008	March 31, 2007
Net income (millions)	$377	$459
Diluted earnings per share	$1.09	$1.46
Return on
Average tangible common shareholders’ equity	25.98%	26.63%
Average common shareholders’ equity	10.62%	15.59%
Average assets	1.08%	1.73%

The decline in earnings for the first quarter of 2008 compared with the first quarter of 2007 reflected a higher provision for credit losses in 2008, partially offset by an increase in operating leverage as the increase in net interest income exceeded the decline in noninterest income and increase in noninterest expense. Our Consolidated Income Statement Review section of this Financial Review describes in greater detail the various items that impacted our results for the first quarter of 2008 and 2007.

Highlights of the first quarter of 2008 included the following:

•

We continued to grow revenue while controlling noninterest expense, creating positive operating leverage. Revenue growth of 13% exceeded noninterest expense growth of 10% in the year-over-year comparison.

•

Net interest income on a taxable-equivalent basis grew 37% in the first quarter of 2008 compared with the first quarter of 2007. The net interest margin improved to 3.09% compared with 2.95% in the first quarter of 2007. Noninterest income declined 2% compared with the first quarter of 2007 as several increases in fee income were more than offset by valuation and trading losses.

•	Average loans for the first quarter increased 28% over first quarter 2007, while average deposits increased 17% in the comparison.
•

Overall asset quality remained solid despite the impact of the challenging credit environment. The allowance for loan and lease losses was 1.22% of total loans at March 31, 2008 and 1.21% at December 31, 2007.

•

PNC maintained a strong liquidity position and continued to be well capitalized, building the Tier 1 risk-based capital ratio to 7.7% at March 31, 2008 compared with 6.8% at December 31, 2007. In April 2008, we announced a 5% increase of the cash dividend on common stock to 66 cents per share in recognition of the current market environment and reflecting confidence in our ability to grow earnings.

BALANCE SHEET HIGHLIGHTS

Total assets were $140.0 billion at March 31, 2008 compared with $138.9 billion at December 31, 2007. Total average assets were $140.6 billion for the first three months of 2008 compared with $107.4 billion for the first three months of 2007. This increase reflected a $26.1 billion increase in average interest-earning assets and a $7.1 billion increase in average noninterest-earning assets. An increase of $15.3 billion in loans and a $6.6 billion increase in securities available for sale were the primary factors for the increase in average interest-earning assets.

The increase in average noninterest-earning assets for the first quarter of 2008 reflected an increase in average goodwill of $3.6 billion primarily related to the acquisition of Mercantile on March 2, 2007 and Yardville on October 26, 2007.

The impact of the Mercantile and Yardville acquisitions is also reflected in our year-over-year increases in average total loans, average securities available for sale and average total deposits described further below.

Average total loans were $69.3 billion for the first three months of 2008 and $54.1 billion in the first three months of 2007. The increase in average total loans included growth in commercial loans of $7.7 billion and growth in commercial real estate loans of $3.5 billion. Loans represented 62% of average interest-earning assets for the first three months of 2008 and 63% for the first three months of 2007.

Average securities available for sale totaled $30.0 billion for the first quarter of 2008 and $23.4 billion for the first quarter of 2007. Average residential and commercial mortgage-backed securities increased $5.5 billion on a combined basis in the comparison. Securities available for sale comprised 27% of average interest-earning assets for both the first three months of 2008 and 2007.

Average total deposits were $81.6 billion for the first three months of 2008, an increase of $11.9 billion over the first three months of 2007. Average deposits grew from the prior year period primarily as a result of increases in money market accounts, time deposits in foreign offices, other time deposits, and demand and other noninterest-bearing deposits.

Average total deposits represented 58% of average total assets for the first three months of 2008 and 65% for the first three months of 2007. Average transaction deposits were $52.5 billion for the first quarter of 2008 compared with $47.0 billion for the first quarter of 2007.

Average borrowed funds were $32.1 billion for the first three months of 2008 and $16.8 billion for the first three months of 2007. Increases of $8.2 billion in Federal Home Loan Bank borrowings, $2.6 billion in bank notes and senior debt and $2.4 billion in other borrowed funds drove the increase compared with the first quarter of 2007.

Shareholders’ equity totaled $14.4 billion at March 31, 2008 compared with $14.9 billion at December 31, 2007. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings decreased $103 million for the first quarter of 2008, to $313 million, compared with the first quarter of 2007. Highlights of results for the first three months of 2008 and 2007 are included below. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over these periods.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 16 Segment Reporting in the Notes To Consolidated Financial Statements in this Report.

Retail Banking

Retail Banking’s earnings were $221 million for the first quarter of 2008 compared with $201 million for the same period in 2007. The 10% increase in earnings over the first quarter in 2007 was driven by acquisitions and gains related to our ownership interest in Visa and the Hilliard Lyons sale, partially offset by an increase in the provision for credit losses.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $2 million in the first quarter of 2008 compared with $132 million in the first quarter of 2007. First quarter 2008 earnings were impacted by pretax valuation losses of $177 million on commercial mortgage loans and commitments held for sale, net of hedges. The decrease compared with the first quarter of 2007 also resulted from higher provision for credit losses and noninterest expense somewhat offset by higher taxable-equivalent net interest income.

BlackRock

Our BlackRock business segment earned $60 million for the first quarter of 2008, a 15% increase compared with $52 million in the first quarter of 2007.

PFPC

PFPC earned $30 million for the first three months of 2008 compared with $31 million in the year-earlier period. While servicing revenue growth of 14% was realized through new business, organic growth, and the completion of two acquisitions in December 2007, increased costs related to this growth and the acquisitions offset the increase.

Other

“Other” earnings for the first quarter of 2008 totaled $64 million compared with earnings of $43 million for the first quarter of 2007. The higher earnings in the first quarter of 2008 reflected growth in net interest income related to asset and liability management activity, net securities gains and the partial reversal of the Visa indemnification liability, partially offset by net trading losses.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report. Total revenue for the first quarter of 2008 increased 13% compared with the first quarter of 2007. We created positive operating leverage as total noninterest expense increased 10% in the comparison.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended March 31
Dollars in millions	2008	2007
Taxable-equivalent net interest income	$863	$629
Net interest margin	3.09%	2.95%

We provide a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis in the Consolidated Financial Highlights section on page 1 of this Report.

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information-Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The 37% increase in taxable-equivalent net interest income for the first three months of 2008 compared with the first three months of 2007 was consistent with the $26.1 billion, or 31%, increase in average interest-earning assets and wider net interest margin over this period. The reasons driving the higher interest-earning assets in the comparison are further discussed in the Balance Sheet Highlights portion of the Executive Summary section of this Financial Review.

We expect net interest income to be at least 20% higher for full year 2008 compared with 2007, assuming our current expectations for interest rates and economic conditions. Our forward-looking statements are based on our current expectations that interest rates will remain low through most of 2008 with continued wide market credit spreads and our view that national economic conditions currently point toward a mild recession.

The net interest margin was 3.09% for the first quarter of 2008 and 2.95% for the first quarter of 2007. The following factors impacted the comparison:

•	The Mercantile acquisition.
•	A decrease in the rate paid on interest-bearing liabilities of 78 basis points. The rate paid on interest-bearing deposits, the single largest component, decreased 70 basis points.
•	These factors were partially offset by a 40 basis point decrease in the yield on interest-earning assets. The yield on loans, the single largest component, decreased 50 basis points.
•

In addition, the impact of noninterest-bearing sources of funding decreased 24 basis points due to lower interest rates and a lower proportion of noninterest-bearing sources of funding to interest-earning assets.

Comparing yields and rates paid to the broader market, during the first three months of 2008, the average federal funds rate was 3.17% compared with 5.26% for the first three months of 2007.

We believe that net interest margins for our industry will continue to be impacted by competition for high quality loans and deposits and customer migration from lower to higher rate deposit or other products. We expect our net interest margin to improve for full year 2008 compared with 2007, assuming our current expectations for interest rates and economic conditions.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $151 million for the first quarter of 2008 compared with $8 million for the first quarter of 2007. The higher provision in the comparison was driven by general credit quality migration, especially in our commercial real estate portfolio, including residential real estate development exposure, and growth in total credit exposure. Total residential real estate development outstandings were approximately $2.1 billion at March 31, 2008.

Given our projections for loan growth and continued credit deterioration, and our view that national economic conditions currently point toward a mild recession, we expect that the provision for credit losses will be approximately $600 million for full year 2008, including the impact of the Sterling acquisition.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income totaled $967 million for the first three months of 2008 compared with $991 million for the first three months of 2007.

Noninterest income for the first quarter of 2008 included the following items:

•	A gain of $114 million from the sale of Hilliard Lyons,
•	A gain of $95 million related to the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering,

•	Net securities gains of $41 million,
•	Gains of $40 million related to our equity investment in BlackRock, largely due to a net mark-to-market adjustment on our remaining BlackRock LTIP shares obligation,
•	Equity management gains of $23 million,
•	Valuation losses related to our commercial mortgage loans and commitments held for sale, net of hedges, of $177 million, and
•	Trading losses of $76 million.

Noninterest income for the first quarter of 2007 included the following:

•

A net gain related to our equity investment in BlackRock of $52 million, representing an $82 million gain recognized in connection with our transfer of BlackRock shares to satisfy a portion of our 2002 LTIP obligation, partially offset by a net mark-to-market adjustment totaling $30 million on our remaining BlackRock LTIP shares obligation,

•	Trading income of $52 million, and
•	Equity management gains of $32 million and net securities losses of $3 million.

Apart from the impact of these items, noninterest income increased $49 million, or 6%, for the first three months of 2008 compared with the first three months of 2007.

Additional Analysis

Fund servicing fees increased $25 million, to $228 million, in the first three months of 2008 compared with the first three months of 2007. This increase primarily resulted from the growth in PFPC’s offshore operations and its acquisitions of Albridge Solutions Inc. and Coates Analytics, LP in December 2007.

PFPC provided fund accounting/administration services for $1 trillion of net fund investment assets and provided custody services for $476 billion of fund investment assets at March 31, 2008, compared with $822 billion and $435 billion, respectively, at March 31, 2007. PFPC continued to see both organic growth and growth from new business in each of its product areas.

Asset management fees totaled $212 million in the first quarter of 2008, an increase of $47 million compared with the first quarter of 2007. Higher equity earnings from our BlackRock investment and the full quarter impact in 2008 of Mercantile, which we acquired in March 2007, drove the increase compared with the first quarter of 2007. Assets managed at March 31, 2008 totaled $65 billion compared with $76 billion at March 31, 2007. The decline in assets under management was primarily due to the effects of the Hilliard Lyons sale and comparatively lower equity markets in the first quarter of 2008.

Consumer services fees grew $13 million, to $170 million, for the first quarter of 2008 compared with the first quarter of

2007. This increase reflected the impact of Mercantile and higher debit card revenues resulting from higher transaction volumes.

Corporate services revenue totaled $164 million in the first three months of 2008 compared with $159 million in the first three months of 2007. Higher revenue from treasury management and third party consumer loan servicing activities, along with the full quarter impact of Mercantile, were the primary factors in the increase.

Service charges on deposits grew $5 million, to $82 million, in the first three months of 2008 compared with the first three months of 2007. The increase reflected the full quarter impact in 2008 of Mercantile.

Net securities gains totaled $41 million for the first quarter of 2008 compared with net securities losses of $3 million in the first quarter of 2007.

Other noninterest income totaled $70 million for the first three months of 2008 compared with $233 million for the first three months of 2007.

Other noninterest income for 2008 included the $114 million gain from the sale of Hilliard Lyons, the $95 million gain from the redemption of a portion of our investment in Visa related to their March 2008 initial public offering, and gains of $40 million related to our equity investment in BlackRock as described above. The impact of these items was more than offset by valuation losses related to our commercial mortgage loans and commitments held for sale, net of hedges, of $177 million, and trading losses of $76 million.

The net gain related to our equity investment in BlackRock of $52 million and trading income of $52 million were included in other noninterest income for the first quarter of 2007.

Additional information regarding our transactions related to Visa is included in Note 15 Commitments And Guarantees in the Notes To Consolidated Financial Statements included in this Report. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Financial Review.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

We expect that total revenue will increase by a low teens percentage for full year 2008 compared with full year 2007, assuming our current expectations for interest rates and economic conditions. We also expect PNC to create positive operating leverage for full year 2008 with a percentage growth in total revenue relative to 2007 that will exceed the percentage growth in noninterest expense from 2007.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management and capital markets-related products and services, and commercial loan servicing that are marketed by several businesses across PNC.

Revenue from capital markets-related products and services totaled $76 million in the first quarter of 2008 compared with $67 million in the first quarter of 2007. This increase was primarily driven by strong customer derivative activity partially offset by a decline in merger and acquisition advisory fees.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, increased 21% to $133 million in the first quarter of 2008 compared with $110 million for the first quarter of 2007. The higher revenue reflected the impact of Mercantile and strong growth in the commercial payment card services business and in investment products.

Commercial mortgage banking activities include revenue derived from loan originations, commercial mortgage servicing, direct loan sales, and mark-to-market valuation adjustments and related hedging activities for held for sale commercial mortgage loans intended for securitization. Commercial mortgage banking activities resulted in a net loss of $96 million in the first quarter of 2008, including valuation losses of $177 million on commercial mortgage loans and commitments held for sale, net of hedges, due to the impact of an illiquid market. Excluding these losses, commercial mortgage banking activities revenue was $81 million in the first quarter of 2008 compared with $73 million in the first quarter of 2007. This increase was largely due to higher net interest income from a larger portfolio of commercial mortgage loans held for sale.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include annuities, life, credit life, health, and disability. Revenue from these products totaled $18 million for the first three months of both 2008 and 2007.

PNC, through its subsidiary company Alpine Indemnity Limited, participates as a direct writer for its general liability, automobile liability, workers’ compensation, property and terrorism insurance programs. In the normal course of business, Alpine Indemnity Limited maintains insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments. We believe these reserves were adequate at March 31, 2008.

NONINTEREST EXPENSE

Total noninterest expense was $1.042 billion for the first quarter of 2008 and $944 million for the first quarter of 2007. Noninterest expense for 2008 included the reversal of $43 million of the Visa indemnification liability that we established in the fourth quarter of 2007.

Apart from the impact of this item, noninterest expense increased $141 million, or 15%, in the first three months of 2008 compared with the first three months of 2007. The higher noninterest expense in 2008 resulted from Mercantile and Yardville operating and Yardville integration costs, and investments in growth initiatives while maintaining disciplined expense management. Additional information regarding our transactions related to Visa is included in Note 15 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in this Report.

We expect noninterest expense to grow at a mid-single digit percentage for full year 2008 compared with 2007.

PERIOD-END EMPLOYEES

	March 31 2008	December 31 2007	March 31 2007
Full-time	24,492	25,480	24,828
Part-time	2,843	2,840	2,867

Total	27,335	28,320	27,695

Statistics at March 31, 2008 exclude 994 Hilliard Lyons employees as we sold Hilliard Lyons on that date.

EFFECTIVE TAX RATE

Our effective tax rate was 40.0% for the first quarter of 2008 and 30.7% for the first quarter of 2007. The higher effective tax rate for the first quarter of 2008 was due to taxes associated with the gain on the sale of Hilliard Lyons. We expect our effective tax rate to be approximately 31% for the remainder of 2008.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	March 31 2008	December 31 2007
Assets
Loans, net of unearned income	$70,802	$68,319
Securities available for sale	28,581	30,225
Cash and short-term investments	10,078	10,425
Loans held for sale	2,516	3,927
Equity investments	6,187	6,045
Goodwill and other intangible assets	9,349	9,551
Other	12,478	10,428

Total assets	$139,991	$138,920
Liabilities
Funding sources	$113,189	$113,627
Other	10,371	8,785

Total liabilities	123,560	122,412
Minority and noncontrolling interests in consolidated entities	2,008	1,654
Total shareholders’ equity	14,423	14,854

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$139,991	$138,920

The summarized balance sheet data above is based upon our Consolidated Balance Sheet that is presented in Part I, Item 1 of this Report.

Various seasonal and other factors impact our period-end balances whereas average balances (discussed under the Balance Sheet Highlights section of this Financial Review above and included in the Statistical Information section of this Report) are more indicative of underlying business trends.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $2.5 billion, to $70.8 billion, at March 31, 2008 compared with the balance at December 31, 2007. In February 2008, we transferred the education loans in our held for sale portfolio to the loan portfolio as further described in the Loans Held For Sale section of this Consolidated Balance Sheet Review.

Details Of Loans

In millions	March 31 2008	December 31 2007
Commercial
Retail/wholesale	$6,298	$5,973
Manufacturing	5,170	4,705
Other service providers	3,563	3,529
Real estate related (a)	5,701	5,425
Financial services	1,390	1,268
Health care	1,605	1,446
Other	5,912	6,261
Total commercial	29,639	28,607
Commercial real estate
Real estate projects	6,448	6,114
Mortgage	2,603	2,792
Total commercial real estate	9,051	8,906
Lease financing	3,464	3,500
Total commercial lending	42,154	41,013
Consumer
Home equity	14,315	14,447
Education	2,024	132
Automobile	1,533	1,513
Other	2,156	2,234
Total consumer	20,028	18,326
Residential mortgage	9,299	9,557
Other	272	413
Unearned income	(951)	(990)
Total, net of unearned income	$70,802	$68,319
(a)	Includes loans related to customers in the real estate and construction industries.

Total loans represented 51% of total assets at March 31, 2008 and 49% of total assets at December 31, 2007.

Our total loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Approximately $2.1 billion of the $6.5 billion of real estate projects loans at March 31, 2008 were in residential real estate development. These represented approximately 3% of total loans and 2% of total assets at March 31, 2008.

Our home equity loan outstandings totaled $14.3 billion at March 31, 2008. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than or equal to 90%. We had $569 million or approximately 4% of the total portfolio in this grouping at March 31, 2008. Consistent with the entire home equity portfolio, approximately 93% of these higher-risk loans are located in our geographic footprint. In our $9.3 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than or equal to 90% totaled $105 million and comprised approximately 1% of the total at March 31, 2008.

Commercial lending outstandings in the table above are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $777 million, or 90%, of the total allowance for loan and lease losses at March 31, 2008 to these loans. We allocated $77 million, or 9%, of the remaining allowance at that date to consumer loans and $11 million, or 1%, to all other loans. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

In millions	March 31 2008	December 31 2007
Commercial	$38,402	$39,171
Consumer	11,075	10,875
Commercial real estate	2,652	2,734
Other	297	567
Total	$52,426	$53,347

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $7.9 billion at March 31, 2008 and $8.9 billion at December 31, 2007.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $9.4 billion at both March 31, 2008 and December 31, 2007 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

In addition to credit commitments, our net outstanding standby letters of credit totaled $5.2 billion at March 31, 2008 and $4.8 billion at December 31, 2007. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

SECURITIES AVAILABLE FOR SALE

In millions	Amortized Cost	Fair Value
March 31, 2008
Debt securities
Residential mortgage-backed	$20,510	$19,333
Commercial mortgage-backed	5,837	5,762
Asset-backed	2,858	2,538
US Treasury and government agencies	40	41
State and municipal	581	561
Other debt	108	108
Corporate stocks and other	240	238
Total securities available for sale	$30,174	$28,581
December 31, 2007
Debt securities
Residential mortgage-backed	$21,147	$20,952
Commercial mortgage-backed	5,227	5,264
Asset-backed	2,878	2,770
US Treasury and government agencies	151	155
State and municipal	340	336
Other debt	85	84
Corporate stocks and other	662	664
Total securities available for sale	$30,490	$30,225

Securities available for sale represented 20% of total assets at March 31, 2008 and 22% of total assets at December 31, 2007.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At March 31, 2008, securities available for sale included a net pretax unrealized loss of $1.6 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2007 was a net unrealized loss of $265 million. We believe that the majority of the decline in value of these securities is attributable to changes in market spreads and not from deterioration in the credit quality of individual securities or underlying collateral where applicable. See Note 4 Securities in the Notes To Consolidated Financial Statements included in this Report for further information.

Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax. The fair value of debt securities available for sale generally increases when market interest rates decrease and vice versa. Market values are also impacted by volatility and illiquidity.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 3 years and 6 months at both March 31, 2008 and December 31, 2007.

We estimate that at March 31, 2008 the effective duration of securities available for sale was 3.5 years for an immediate 50 basis points parallel increase in interest rates and 3.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2007 were 2.8 years and 2.5 years, respectively.

LOANS HELD FOR SALE

In millions	March 31 2008	December 31 2007
Commercial mortgage	$2,268	$2,116
Residential mortgage	112	117
Education		1,525
Other	136	169
Total	$2,516	$3,927

Commercial mortgage loans held for sale included loans intended for securitization of $2.1 billion at March 31, 2008 and $2.0 billion at December 31, 2007 that were recorded at fair value. During the first quarter of 2008, we recorded a negative valuation adjustment for loans and commitments of $177 million, net of hedges. This loss was reflected in the other noninterest income line item in our Consolidated Income Statement and in the results of the Corporate & Institutional Banking business segment. We value our commercial mortgage loans held for sale based on securitization prices. In early 2008, spreads widened and there was limited activity in the commercial real estate loan securitization market. Therefore, if these conditions continue, additional valuation losses may be incurred. If spreads narrow, we may realize valuation gains. However, we do not expect the impact to be significant to our capital position. Currently, these valuation losses are unrealized. We are not currently originating commercial mortgages for distribution through commercial real estate loan securitizations. We intend to pursue opportunities to reduce our loans held for sale position when we can receive prices we feel are appropriate.

Historically, we classified substantially all of our education loans as loans held for sale. In the past, we have sold education loans to issuers of asset-backed paper when the loans are placed into repayment status. Recently, the secondary markets for education loans have been impacted by liquidity issues similar to those for other asset classes. In February 2008, given this outlook and the economic and customer relationship value inherent in this product, we transferred these loans at lower of cost or market value from held for sale to the loan portfolio. We do not anticipate sales of education loans in the foreseeable future.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	March 31 2008	December 31 2007
Deposits
Money market	$35,792	$32,785
Demand	19,168	20,861
Retail certificates of deposit	16,050	16,939
Savings	2,608	2,648
Other time	4,716	2,088
Time deposits in foreign offices	2,076	7,375
Total deposits	80,410	82,696
Borrowed funds
Federal funds purchased	5,154	7,037
Repurchase agreements	2,510	2,737
Federal Home Loan Bank borrowings	9,663	7,065
Bank notes and senior debt	6,842	6,821
Subordinated debt	5,402	4,506
Other	3,208	2,765
Total borrowed funds	32,779	30,931
Total	$113,189	$113,627

Total funding sources were relatively unchanged at March 31, 2008 compared with the balance at December 31, 2007. Total deposits declined $2.3 billion, or 3%, as increases in money market and other time deposits were more than offset with declines in other categories, primarily time deposits in foreign offices. Total borrowed funds increased $1.8 billion, or 6%, primarily due to the increase of $2.6 billion in Federal Home Loan Bank borrowings at March 31, 2008 compared with December 31, 2007. The increase in this category reduced our overnight borrowings. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our first quarter 2008 borrowed funds activities.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, maintaining dividend policies and retaining earnings.

Total shareholders’ equity decreased $.4 billion, to $14.4 billion, at March 31, 2008 compared with December 31, 2007. This decline was primarily due to a $.6 billion decrease in accumulated other comprehensive income (loss) which more than offset the net impact of earnings and dividends in the first quarter of 2008. The decrease in accumulated other comprehensive income (loss) was primarily due to higher net unrealized securities losses.

Common shares outstanding totaled 341 million at both March 31, 2008 and December 31, 2007. PNC issued 4.6 million common shares in April 2008 in connection with the closing of the Sterling acquisition.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory limitations resulting from merger activity, and the potential impact on our credit ratings.

We did not purchase any shares during the first quarter of 2008 under this program. We do not expect to actively engage in share repurchase activity for the foreseeable future as we look to enhance our capital position.

Risk-Based Capital

Dollars in millions	March 31 2008	December 31 2007
Capital components
Shareholders’ equity
Common	$14,416	$14,847
Preferred	7	7
Trust preferred capital securities	1,021	572
Minority interest	1,352	985
Goodwill and other intangible assets	(8,668)	(8,853)
Eligible deferred income taxes on intangible assets	113	119
Pension, other postretirement benefit plan adjustments	149	177
Net unrealized securities losses, after-tax	1,005	167
Net unrealized (gains) losses on cash flow hedge derivatives, after-tax	(356)	(175)
Equity investments in nonfinancial companies	(32)	(31)
Tier 1 risk-based capital	9,007	7,815
Subordinated debt	3,298	3,024
Eligible allowance for credit losses	1,017	964
Total risk-based capital	$13,322	$11,803
Assets
Risk-weighted assets, including off- balance sheet instruments and market risk equivalent assets	$117,041	$115,132
Adjusted average total assets	132,219	126,139
Capital ratios
Tier 1 risk-based	7.7%	6.8%
Total risk-based	11.4	10.3
Leverage	6.8	6.2
Tangible common equity
Common shareholders’ equity	$14,416	$14,847
Goodwill and other intangibles	(8,668)	(8,853)
Total deferred income taxes on goodwill and other intangible assets (a)	393	119
Tangible common equity	$6,141	$6,113
Total assets excluding goodwill and other intangible assets, net of deferred income taxes	$131,716	$130,185
Tangible common equity ratio	4.7%	4.7%
(a)	As of March 31, 2008, deferred taxes on taxable combinations were added to eligible deferred income taxes for non-taxable combinations that are used in the calculation of Regulatory Capital Ratios.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At March 31, 2008, each of our domestic banking subsidiaries was considered “well-capitalized” based on US regulatory capital ratio requirements, as indicated in the Capital Ratios section of Consolidated Financial Highlights on page 2 of this Report. We believe our current bank subsidiaries will continue to meet these requirements during the remainder of 2008.

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

The following provides a summary of variable interest entities (“VIEs”), including those in which we hold a significant variable interest but have not consolidated and those that we have consolidated into our financial statements as of March 31, 2008 and December 31, 2007. Additional information on our partnership interests in low income housing projects is included in our 2007 Form 10-K under this same heading in Part I, Item 7 and in Note 3 Variable Interest Entities in the Notes To Consolidated Financial Statements included in Part II, Item 8 of that report.

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
March 31, 2008
Market Street	$5,186	$5,252	$8,992	(a)
Collateralized debt obligations	55	1	5
Partnership interests in low income housing projects	50	34	8
Total	$5,291	$5,287	$9,005
December 31, 2007
Market Street	$5,304	$5,330	$9,019	(a)
Collateralized debt obligations	255	177	6
Partnership interests in low income housing projects	50	34	8
Total	$5,609	$5,541	$9,033
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $8.8 billion and other credit enhancements of $.2 billion at both March 31, 2008 and December 31, 2007. These liquidity commitments are included in the Net Unfunded Credit Commitments table in the Consolidated Balance Sheet Review section of this Report.

Market Street

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2007 and the first three months of 2008, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $5.1 billion at both March 31, 2008 and December 31, 2007. The weighted average maturity of the commercial paper was 31 days at March 31, 2008 compared with 32 days at December 31, 2007.

In the ordinary course of business during the first quarter of 2008, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $75 million with an average of $35 million and a quarter-end position of $35 million. This compares with a maximum daily position of $113 million with an average of $27 million during the year ended December 31, 2007. PNC Capital Markets owned less than $1 million of any Market Street commercial paper at December 31, 2007. PNC made no other purchases of Market Street commercial paper during 2007 or the first three months of 2008.

PNC Bank, National Association (“PNC Bank, N.A.”) provides certain administrative services, a portion of the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. PNC recognized program administrator fees and commitments fees related to PNC’s portion of the liquidity facilities of $4 million and $1 million, respectively, for the three months ended March 31, 2008.

PNC views its credit exposure for the Market Street transactions as limited. Neither creditors nor investors in Market Street have any recourse to our general credit. The commercial paper obligations at March 31, 2008 and December 31, 2007 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Of the $8.8 billion of liquidity facilities provided by PNC at March 31, 2008, only $2.8 billion required PNC to fund if the assets are in default.

Program-level credit enhancement in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities, is provided by PNC and Ambac, a monoline insurer. PNC provides 25% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013. See Note 15 Commitments And Guarantees included in the Notes To Consolidated Financial Statements of this Report for additional information. The monoline insurer provides the remaining 75% of the enhancement in the form of a surety bond. The cash collateral account is subordinate to the surety bond.

Market Street is a limited liability company that has entered into a Subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.7 million as of March 31, 2008. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

Assets of Market Street Funding LLC

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
March 31, 2008 (a)
Trade receivables	$1,195	$2,838	2.61
Automobile financing	1,207	1,382	4.04
Collateralized loan obligations	776	1,257	2.30
Credit cards	767	775.03
Residential mortgage	16	715	1.26
Other	1,084	1,455	1.61
Cash and miscellaneous receivables	141
Total	$5,186	$8,422	2.27
December 31, 2007 (a)
Trade receivables	$1,375	$2,865	2.63
Automobile financing	1,387	1,565	4.06
Collateralized loan obligations	519	1,257	2.54
Credit cards	769	775.26
Residential mortgage	37	720.90
Other	1,031	1,224	1.89
Cash and miscellaneous receivables	186
Total	$5,304	$8,406	2.41
(a)	Market Street did not recognize an asset impairment charge or experience a rating downgrade on its assets during 2007 and the first three months of 2008.

Market Street Commitments by Credit Rating (a)

	March 31, 2008	December 31, 2007
AAA/Aaa	20%	19%
AA/Aa	4	6
A/A	73	72
BBB/Baa	3	3
Total	100%	100%
(a)	Not all facilities are explicitly rated by the rating agencies. Facilities are structured to meet rating agency standards for comparably structured transactions.

We evaluated the design of Market Street, its capital structure, the Note, and relationships among the variable interest holders under the provisions of FASB Interpretation No. 46, (Revised 2003) “Consolidation of Variable Interest entities (“FIN 46R”). Based on this analysis, we are not the primary beneficiary as defined by FIN 46R and therefore Market Street is not reflected in our Consolidated Balance Sheet.

PNC would consider changes to the variable interest holders (such as new expected loss note investors and changes to program-level credit enhancement providers), terms of expected loss notes, and new types of risks (such as foreign currency or interest rate) in Market Street as reconsideration events. PNC reviews the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred. As indicated earlier, 75% of the program-level credit enhancement is provided by Ambac in the form of a surety bond. PNC Bank, N.A., in the role of program administrator, is closely following market developments relative to the rating agency outlooks of monoline insurers. Ambac is rated AAA by two of the three major rating agencies and was lowered to AA by the other agency in January 2008. This rating change has not impacted the Market Street commercial paper ratings of A1/P1. Various alternatives to the program-level enhancement are under consideration if future rating changes impact either the ratings of Market Street commercial paper or its financial results.

Based on current accounting guidance and market conditions, we are not required to consolidate Market Street into our consolidated financial statements. However, if PNC would be determined to be the primary beneficiary under FIN 46R, we would consolidate the conduit at that time. To the extent that the par value of the assets in Market Street exceeded the fair value of the assets upon consolidation, the difference would be recognized by PNC as a loss in our Consolidated Income Statement in that period. Based on the fair value of the assets held by Market Street at March 31, 2008, this reduction in earnings would not have had a material impact on our risk-based capital ratios, credit ratings or debt covenants.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
March 31, 2008	$1,085	$1,085
December 31, 2007	$1,110	$1,110

Perpetual Trust Securities

We issue certain hybrid capital vehicles that qualify as capital for regulatory and rating agency purposes.

In February 2008, PNC Preferred Funding LLC (the “LLC”), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (“Trust III”) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the “LLC Preferred Securities”). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the “Trust II Securities”) of PNC Preferred Funding Trust II (“Trust II”) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust I Securities”) of PNC Preferred Funding Trust I (“Trust I”) in which Trust I acquired $500 million of LLC Preferred Securities.

Each Trust III Security is automatically exchangeable into a share of Series J Non-Cumulative Perpetual Preferred Stock of PNC, each Trust II Security is automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC, and each Trust I Security is automatically exchangeable into a share of Series F Non-Cumulative Perpetual Preferred Stock of PNC Bank, N.A., in each case under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

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

PNC Capital Trust E Trust Preferred Securities

In February 2008, PNC Capital Trust E issued $450 million of 7.75% Trust Preferred Securities due March 15, 2068 (the “Trust E Securities”). PNC Capital Trust E’s only assets are $450 million of 7.75% Junior Subordinated Notes due March 15, 2068 and issued by PNC (the “JSNs”). The Trust E Securities are fully and unconditionally guaranteed by PNC.

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

Acquired Entity Trust Preferred Securities

As a result of the Mercantile, Yardville and Sterling acquisitions, we assumed obligations with respect to $158 million in principal amount of junior subordinated debentures issued by the acquired entities, $85 million of which related to the April 2008 Sterling acquisition. Under the terms of these debentures, if there is an event of default under the debentures or PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts or there is a default under PNC’s guarantee of such payment obligations, PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described above.

FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION

We adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS 159, we elected to fair value certain commercial mortgage loans classified as held for sale and certain customer resale agreements and bank notes to align the accounting for the changes in the fair value of these financial instruments with the changes in the value of their related hedges. See Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report for further information.

At March 31, 2008, approximately 28% of our total assets were measured at fair value, consisting primarily of securities and other financial assets. Approximately 4% of our total liabilities were measured at fair value at that date.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below:

Fair Value Measurements - Summary

	March 31, 2008
In millions	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$3,405	$24,943	$233	$28,581
Financial derivatives (a)	63	3,983	90	4,136
Trading securities (b)	796	2,297		3,093
Commercial mortgage loans held for sale (c)			2,068	2,068
Customer resale agreements (d)		1,032		1,032
Equity investments			545	545
Other assets		229	4	233
Total assets	$4,264	$32,484	$2,940	$39,688
Liabilities
Financial derivatives (e)	$72	$2,986	$239	$3,297
Trading securities sold short (f)	938	29		967
Other liabilities		226		226
Total liabilities	$1,010	$3,241	$239	$4,490

(a)	Included in Other assets on the Consolidated Balance Sheet.
(b)	Included in Trading securities and other short-term investments on the Consolidated Balance Sheet.
(c)	Included in Loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for certain commercial mortgage loans held for sale intended for CMBS securitization.
(d)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for this item.
(e)	Included in Other liabilities on the Consolidated Balance Sheet.
(f)	Included in Other borrowed funds on the Consolidated Balance Sheet.

Valuation Hierarchy

The following is an outline of the valuation methodologies used for measuring fair value under SFAS 157 for the major items above. The fair value hierarchy (i.e., Level 1, Level 2, and Level 3) is described in detail in Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report. Any models used to determine fair values based on the descriptions below are subject to review and independent testing as part of PNC’s model validation and internal control testing processes. Significant models are tested by our Model Validation Committee on at least an annual basis. In addition, we have teams independent of the traders verify marks and assumptions used for valuations at each period end.

Securities

Securities include both the available for sale and trading portfolios. We use market prices, sourced from pricing services, dealer quotes or recent trades to determine the fair value of securities. Almost all of our securities are classified as Level 1 or Level 2 in the fair value hierarchy. In circumstances where market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

Residential Mortgage-Backed Securities

At March 31, 2008, our residential mortgage-backed securities portfolio was comprised of $8.3 billion fair value of US government agency securities (substantially all classified as available for sale) and $11.4 billion fair value of private-issuer securities ($11.0 billion fair value classified as available for sale). The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The private-issuer securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the private-issuer securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”). Of the total private-issuer securities, we consider that, based on the underlying credit score of the borrower, less than 1% were sub-prime credit quality. Substantially all of the securities are senior tranches in the subordination structure and have credit protection in the form of credit enhancement, over-collateralization and / or excess spread accounts. Of the total private-issuer securities, approximately 56% are vintage 2005 and earlier, approximately 25% are vintage 2006 and approximately 19% are vintage 2007 and 2008. At March 31, 2008, $11.3 billion of the private-issuer securities were rated “AAA” equivalents by at least two nationally recognized rating agencies. There were eleven private-issuer securities totaling $88 million fair value where at least one national rating agency rated the security “AA” equivalent. Since March 31, 2008, no significant deterioration in the credit ratings assigned to the private-issuer securities has occurred.

Commercial Mortgage-Backed Securities

The commercial mortgage-backed securities portfolio was $6.6 billion fair value at March 31, 2008 ($5.8 billion fair value classified as available for sale), and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure. Of the total commercial mortgage-backed securities, approximately 47% are vintage 2005 and earlier, approximately 35% are vintage 2006 and approximately 18% are vintage 2007. At March 31, 2008, $6.5 billion of the commercial mortgage-backed securities were rated “AAA” equivalents by at least two nationally recognized rating agencies. There were four commercial mortgage-backed securities totaling $53 million fair value where at least one national rating agency rated the security “AA” equivalent. Since March 31, 2008, no significant deterioration in the credit ratings assigned to the commercial mortgage-backed securities has occurred.

Other Asset-Backed Securities

The asset-backed securities portfolio was $2.6 billion fair value at March 31, 2008 ($2.5 billion fair value classified as available for sale), and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including home equity loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the subordination structure and have credit protection in the form of credit enhancement, over-collateralization and / or excess spread accounts. Of the $1.4 billion fair value of asset-backed securities collateralized by fixed- and floating-rate home equity loans (all classified as available for sale), we consider that, based on the underlying credit score of the borrower, approximately 23% were sub-prime credit quality. Of the total asset-backed securities collateralized by fixed- and floating-rate home equity loans, approximately 37% are vintage 2005 and earlier, approximately 29% are vintage 2006 and approximately 34% are vintage 2007. At March 31, 2008, $2.4 billion of the other asset-backed securities were rated “AAA” equivalents by at least two nationally recognized rating agencies. There were two asset-backed securities totaling $23 million fair value where at least one national rating agency rated the security “AA” equivalent, six asset-backed securities totaling $118 million fair value where the rating was between “AA” equivalent and “BBB” equivalent, and two asset-backed securities totaling $8 million fair value where the rating was lower than “BBB” equivalent. For both of the securities rated lower than “BBB” equivalent, we had taken an other-than temporary impairment charge in the fourth quarter of 2007 totaling approximately $6 million. There were also three asset-backed securities (all classified as trading) totaling $18 million fair value that were not rated. Since March 31, 2008, no significant deterioration in the credit ratings assigned to the other asset-backed securities has occurred.

Financial Derivatives

Exchange-traded derivatives are valued using quoted market prices and are classified as Level 1. However, the majority of derivatives that we enter into are executed over-the-counter and are valued using internal techniques. Readily observable market inputs to these models can be validated to external sources, including industry pricing services, or corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market related data. Certain derivatives, such as total rate of return swaps, are corroborated to the CMBX index. These derivatives are classified as Level 2. Derivatives priced using significant management judgment or assumptions are classified as Level 3. The fair values of our derivatives are adjusted for nonperformance risk as appropriate.

Commercial Mortgage Loans and Commitments Held for Sale

This portfolio of loans is held for securitization. As such, a synthetic securitization methodology is used to value the loans and the related unfunded commitments on an aggregate basis based upon current commercial mortgage-backed securities (CMBS) market structures and conditions. Observable inputs include the pricing of CMBS with similar collateral and using tranche interest rates from end of period yield curves. Management assumptions include subordination levels, CMBS bond spreads, and the value of the mortgage servicing rights. Adjustments are made to the valuations to account for securitization uncertainties, including the composition of the portfolio, market conditions, and liquidity. Based on the significance of unobservable inputs, we classify this portfolio as Level 3.

Equity Investments

The valuation of direct and partnership private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. The carrying values of direct investments and affiliated partnership interests reflect the expected exit price and are based on various techniques including multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties or the pricing used to value the entity in a recent financing transaction. The limited partnership investments are generally valued based on the financial statements received from the general partner with the underlying investments being valued utilizing techniques similar to those noted above. These investments are classified as Level 3.

Level 3 Assets and Liabilities

Under SFAS 157, financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Our Level 3 assets and liabilities represented 2% of our total assets and less than 1% of our total liabilities at March 31, 2008.

Assets and liabilities measured using Level 3 inputs represented $2.9 billion or 7% of total assets measured at fair value and $239 million or 5% of total liabilities measured at fair value at March 31, 2008.

As we adopted SFAS 157 as of January 1, 2008, there were no material increases or decreases in Level 3 items for the first quarter of 2008 resulting from transfers in or out of Level 3 during this period.

As indicated in the table on page 16, our largest category of Level 3 assets consists of certain commercial mortgage loans and commitments held for sale.

Approximately $143 million of the first quarter 2008 pretax valuation losses of $177 million on commercial mortgage loans and commitments held for sale was included in our Level 3 rollforward schedule. The remaining net losses pertained to derivative positions classified as Level 2.

We originated the loans held in the commercial real estate portfolio that are classified as held for sale and accounted for at fair value. The values of these loans are based on exit prices that were unusually low at March 31, 2008 primarily due to an illiquid securitization market for these loans. The loans that we originated are of high quality and we believe that current market prices do not reflect the appropriate level of risk inherent in our portfolio.

Total securities measured at fair value at March 31, 2008 included securities available for sale and trading securities consisting primarily of residential and commercial mortgage-backed securities and other asset-backed securities. Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital. However, reductions in the credit ratings of these securities would have an impact on the determination of risk-weighted assets which could reduce our regulatory capital ratios.

BUSINESS SEGMENTS REVIEW

We have four major businesses engaged in providing banking, asset management and global fund processing products and services. Business segment results, including inter-segment revenues, and a description of each business are included in Note 16 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report. Certain revenue and expense amounts included in this Financial Review differ from the amounts shown in Note 16 primarily due to the presentation in this Financial Review of business revenue on a taxable-equivalent basis and income statement classification differences related to PFPC.

Results of individual businesses are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Financial results are presented, to the extent practicable, as if each business, with the exception of our BlackRock segment, operated on a stand-alone basis. As permitted under GAAP, we have aggregated the business results for certain operating segments for financial reporting purposes.

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

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the business segment loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), intercompany eliminations, and most corporate overhead.

Employee data as reported by each business segment in the tables that follow reflect staff directly employed by the respective businesses and excludes corporate and shared services employees.

Results Of Businesses – Summary

(Unaudited)

	Earnings		Revenue (a)		Average Assets (b)
Three months ended March 31 - in millions	2008	2007	2008	2007	2008	2007
Retail Banking	$221	$201	$1,121	$839	$45,856	$34,449
Corporate & Institutional Banking	2	132	242	370	35,245	26,498
BlackRock (c)	60	52	81	68	4,357	3,870
PFPC (c) (d)	30	31	228	200	2,699	2,378
Total business segments	313	416	1,672	1,477	88,157	67,195
Other (c) (e)	64	43	158	143	52,398	40,227
Total consolidated	$377	$459	$1,830	$1,620	$140,555	$107,422

(a)	Business segment revenue is presented on a taxable-equivalent basis. A reconciliation of total consolidated revenue on a book (GAAP) basis to total consolidated revenue on a taxable-equivalent basis follows

Three months ended March 31 – in millions	2008	2007
Total consolidated revenue, book (GAAP) basis	$1,821	$1,614
Taxable-equivalent adjustment	9	6
Total consolidated revenue, taxable-equivalent basis	$1,830	$1,620

(b)	Period-end balances for BlackRock and PFPC.
(c)	For our segment reporting presentation in this Financial Review, after-tax BlackRock/MLIM transaction integration costs totaling $2 million for the first quarter of 2007 have been reclassified from BlackRock to “Other” and first quarter 2008 after-tax integration costs related to Albridge Solutions and Coates Analytics have been reclassified from PFPC to “Other.” “Other” for the first three months of 2008 and 2007 also includes $14 million and $11 million, respectively, of pretax other integration costs.
(d)	PFPC revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs.
(e)	“Other” average assets are comprised primarily of securities available for sale and residential mortgage loans associated with asset and liability management activities.

RETAIL BANKING

(Unaudited)

Three months ended March 31 Taxable-equivalent basis Dollars in millions	2008	2007
INCOME STATEMENT
Net interest income	$499	$452
Noninterest income
Asset management	116	100
Service charges on deposits	80	75
Brokerage	64	63
Consumer services	101	88
Other	261	61
Total noninterest income	622	387
Total revenue	1,121	839
Provision for credit losses	104	23
Noninterest expense	581	496
Pretax earnings	436	320
Income taxes	215	119
Earnings	$221	$201
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$14,366	$13,881
Indirect	2,026	1,480
Education	844	115
Other consumer	1,636	1,375
Total consumer	18,872	16,851
Commercial and commercial real estate	14,393	8,201
Floor plan	1,020	952
Residential mortgage	2,440	1,781
Other	208	233
Total loans	36,933	28,018
Goodwill and other intangible assets	5,945	2,942
Loans held for sale	1,131	1,562
Other assets	1,847	1,927
Total assets	$45,856	$34,449
Deposits
Noninterest-bearing demand	$10,458	$8,871
Interest-bearing demand	9,237	8,354
Money market	17,732	15,669
Total transaction deposits	37,427	32,894
Savings	2,609	2,243
Certificates of deposit	16,321	15,738
Total deposits	56,357	50,875
Other liabilities	545	708
Capital	3,638	3,287
Total funds	$60,540	$54,870
PERFORMANCE RATIOS
Return on average capital	24%	25%
Noninterest income to total revenue	55	46
Efficiency	52	59
OTHER INFORMATION (a) (b)
Credit-related statistics:
Nonperforming assets (c)	$259	$123
Net charge-offs (d)	$84	$27
Annualized net charge-off ratio (d)	.91%	.39%
Other statistics:
Full-time employees	11,014	11,838
Part-time employees	2,322	2,224
ATMs	3,903	3,862
Branches (e)	1,096	1,077
Gains on sales of education loans		$3
(a)	Presented as of March 31 except for net charge-offs, net charge-off ratio, and gains on sales of education loans. Information as of March 31, 2008 excludes Hilliard Lyons, which was sold as of that date.

At March 31 Dollars in millions, except where noted	2008	2007
OTHER INFORMATION (CONTINUED)
ASSETS UNDER ADMINISTRATION (in billions) (f)
Assets under management
Personal	$46	$54
Institutional	19	22
Total	$65	$76
Asset Type
Equity	$36	$41
Fixed income	17	20
Liquidity/other	12	15
Total	$65	$76
Nondiscretionary assets under administration
Personal	$30	$31
Institutional	81	80
Total	$111	$111
Asset Type
Equity	$46	$42
Fixed income	27	28
Liquidity/other	38	41
Total	$111	$111
Home equity portfolio credit statistics (i):
% of first lien positions	39%	43%
Weighted average loan-to-value ratios	72%	70%
Weighted average FICO scores (j)	725	726
Annualized net charge-off ratio	.35%	.18%
Loans 90 days past due	.42%	.25%
Checking-related statistics (i):
Retail Banking checking relationships	2,305,000	1,962,000
Consumer DDA relationships using online banking	1,128,000	960,000
% of consumer DDA relationships using online banking	55%	54%
Consumer DDA relationships using online bill payment	723,000	450,000
% of consumer DDA relationships using online bill payment	35%	25%
Small business loans and managed deposits (i):
Small business loans	$13,778	$5,284
Managed deposits:
On-balance sheet
Noninterest-bearing demand	$5,946	$4,284
Interest-bearing demand	1,911	1,517
Money market	3,398	2,635
Certificates of deposit	1,030	681
Off-balance sheet (g)
Small business sweep checking	2,976	1,827
Total managed deposits	$15,261	$10,944
Brokerage statistics (i):
Margin loans		$166
Financial consultants (h)	387	757
Full service brokerage offices	24	99
Brokerage account assets (billions)	$18	$46
(b)	Amounts include the impact of Mercantile, which we acquired effective March 2, 2007. Amounts as of and for the three months ended March 31, 2008 include the impact of Yardville.
(c)	Includes nonperforming loans of $246 million at March 31, 2008 and $93 million at March 31, 2007.
(d)	Increase related to the impact of more closely aligning small business and consumer loan charge-off policies.
(e)	Excludes certain satellite branches that provide limited products and service hours.
(f)	Excludes brokerage account assets.
(g)	Represents small business balances. These balances are swept into liquidity products managed by other PNC business segments, the majority of which are off-balance sheet.
(h)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(i)	Amounts at March 31, 2007 do not include the impact of Mercantile or Yardville.
(j)	Represents the most recent FICO scores we have on file.

Retail Banking’s earnings were $221 million for the first quarter of 2008 compared with $201 million for the same period in 2007. The 10% increase in earnings over the first quarter in 2007 was driven by acquisitions and gains related to our ownership in Visa and the Hilliard Lyons sale, partially offset by an increase in the provision for credit losses.

Highlights of Retail Banking’s performance during the first quarter of 2008 include the following:

•

The sale of Hilliard Lyons was completed on March 31, 2008. The acquisition of Sterling closed on April 4, 2008 and the Yardville National Bank systems integration and conversion to the PNC brand was completed on March 7.

•

Total reported checking relationships increased by a net 33,000 in the first quarter, reflecting the conversion of Yardville accounts and strong organic growth. Without Yardville, we increased checking relationships by approximately 12,000 in the first quarter, compared with the 8,000 we added during the same period last year without Mercantile.

•

We continued to see excellent results with our converted Mercantile branches. In the first quarter, consumer DDA new account production was up nearly 400% from the fourth quarter of 2007 and the average consumer money market account was twice the average balance of PNC’s legacy accounts.

•

Our investment in online banking capabilities continues to pay off. Since March 31, 2007, the percentage of consumer checking households using online bill payment increased from 25% to 35%. We will continue to seek growth by expanding our use of technology and expect to launch a new suite of products in the second quarter, including a small business portal and mobile banking, to better serve businesses and to attract new customer segments.

•

In the first quarter of 2008, we opened 5 new branches and consolidated 18 branches for a total of 1,096 branches at March 31, 2008. We continue to work to optimize our network by opening new branches in high growth areas, relocating branches to areas of higher market opportunity, and consolidating branches in areas of declining opportunity.

Total revenue for the first quarter of 2008 was $1.121 billion, a 34% increase compared with $839 million for the same quarter in 2007. Taxable-equivalent net interest income of $499 million increased $47 million, or 10%, compared with the first quarter of 2007. The growth was driven by acquisitions, partially offset by a lower value attributed to deposits in the declining interest rate environment.

Noninterest income increased $235 million, to $622 million, up 61% compared with the prior year first quarter. This growth can be attributed primarily to the following:

•	A gain of $95 million from the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering,
•	The $114 million gain related to our sale of Hilliard Lyons,
•	Acquisitions,
•	Increased volume-related consumer fees, and
•	Customer growth.

The provision for credit losses was $104 million for the first quarter of 2008 compared with $23 million in the year ago quarter. Net charge-offs were $84 million in the first quarter of 2008 and $27 million in the first quarter of 2007. The increases in provision and net charge-offs were primarily a result of aligning small business and consumer loan charge-off policies, commercial loan credit migration of portfolios primarily in Maryland and Virginia related to residential real estate development, continued growth in our commercial loan portfolio and charge-offs returning to a more normal level given the current credit conditions. Based upon the current environment, we believe the provision and nonperforming assets will continue to increase in 2008 versus 2007 levels.

Noninterest expense for the first quarter of 2008 totaled $581 million, an increase of $85 million, or 17%, compared with 2007. Increases were primarily attributable to acquisitions, expenses directly associated with fee income-related businesses, and continued investment in the branch network.

Full-time employees at March 31, 2008 totaled 11,014, a decrease of 824 over the prior year. The decline in full-time employees was primarily the result of the Hilliard Lyons sale. Part-time employees have increased by 98 since March 31, 2007 as a result of acquisitions and various customer service enhancement and efficiency initiatives. These initiatives include utilizing more part-time customer-facing employees rather than full-time employees during peak business hours.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Furthermore, core checking accounts are critical to our strategy of expanding our payments business. Average total deposits increased $5.5 billion, or 11%, compared with the first quarter of 2007.

•

Money market deposits increased $2.1 billion, and certificates of deposits increased $.6 billion. These increases were primarily attributable to acquisitions. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers.

•	Average demand deposit growth of $2.5 billion, or 14%, was almost solely due to acquisitions as organic growth was impacted by current economic conditions.
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

•

Average commercial and commercial real estate loans grew $6.2 billion, or 76%, compared with the first quarter of 2007. The increase is attributable to acquisitions and organic loan growth on the strength of increased small business loan demand from existing customers and the acquisition of new relationships through our sales efforts. At March 31, 2008, commercial and commercial real estate loans totaled $14.4 billion. This portfolio included $3.5 billion of commercial real estate loans, the majority of which were added with the Mercantile acquisition. Approximately $.6 billion of the commercial real estate loans were in residential real estate development.

•

Average home equity loans grew $485 million, or 3%, compared with the first quarter of 2007 primarily due to acquisitions. Consumer loan demand has slowed as a result of the current economic environment. Our home equity loan portfolio is relationship based, with 93% of the portfolio attributable to borrowers in our primary geographic footprint. We monitor this portfolio closely and the nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average indirect loans increased $546 million, or 37%, compared with the first quarter of 2007. The increase is attributable to acquisitions and organic growth in our portfolio that has benefited from increased sales and marketing efforts.

•

Average education loans grew $729 million compared with the first quarter of 2007. The increase was primarily the result of the transfer to portfolio of approximately $1.8 billion, or $.7 billion on average, education loans previously held for sale. The Loans Held For Sale portion of the Consolidated Balance Sheet Review section of this Financial Review includes additional information related to this transfer.

•	Average residential mortgage loans increased $659 million, or 37%, primarily due to the addition of loans from the acquisitions.

Assets under management of $65 billion at March 31, 2008 decreased $11 billion compared with the balance at March 31, 2007. The decline in assets under management was primarily due to the effects of the Hilliard Lyons sale and comparatively lower equity markets in the first quarter of 2008.

Nondiscretionary assets under administration of $111 billion at March 31, 2008 remained flat when compared with the balance at March 31, 2007. The effects of comparatively lower equity markets were offset by net positive client flows.

Our remaining investment in Visa Class B common shares totals approximately 3.5 million and is recorded at zero book value. At the IPO conversion ratio, these shares would convert to approximately 2.5 million of the publicly traded Visa Class A common shares. Based on the March 31, 2008 closing price of $62.36 for the Visa shares, our remaining investment had an unrecognized value of approximately $158 million. The Visa Class B common shares we own generally will not be transferable until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation. Additionally, Visa is allowed to reduce the number of shares that we own to fund any litigation liabilities that are above and beyond the initial escrow amount set aside at the time of the IPO. Note 15 Commitments And Guarantees in our Notes To Consolidated Financial Statements included in this Report has further information on our Visa indemnification obligation.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Three months ended March 31 Taxable-equivalent basis Dollars in millions except as noted	2008	2007
INCOME STATEMENT
Net interest income	$241	$183
Noninterest income
Corporate service fees	123	127
Other	(122)	60
Noninterest income	1	187
Total revenue	242	370
Provision for (recoveries of) credit losses	49	(16)
Noninterest expense	215	193
Pretax earnings (loss)	(22)	193
Income taxes (benefit)	(24)	61
Earnings	$2	$132
AVERAGE BALANCE SHEET
Loans
Corporate (a)	$11,333	$9,068
Commercial real estate	5,146	3,569
Commercial – real estate related	2,902	2,270
Asset-based lending	4,974	4,501
Total loans (a)	24,355	19,408
Goodwill and other intangible assets	2,191	1,544
Loans held for sale	2,418	1,302
Other assets	6,281	4,244
Total assets	$35,245	$26,498
Deposits
Noninterest-bearing demand	$7,481	$7,083
Money market	5,026	4,530
Other	2,029	926
Total deposits	14,536	12,539
Other liabilities	5,679	2,850
Capital	2,462	2,064
Total funds	$22,677	$17,453
(a)	Includes lease financing.

Corporate & Institutional Banking earned $2 million in the first quarter of 2008 compared with $132 million in the first quarter of 2007. First quarter 2008 earnings were impacted by pretax valuation losses of $177 million on commercial mortgage loans and commitments held for sale, net of hedges. The decrease compared with the first quarter of 2007 also resulted from higher provision for credit losses and noninterest expense somewhat offset by higher taxable-equivalent net interest income.

Three months ended March 31 Taxable-equivalent basis Dollars in millions except as noted	2008	2007
PERFORMANCE RATIOS
Return on average capital	NM	26%
Noninterest income to total revenue	NM	51
Efficiency	89%	52
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$243	$200
Acquisitions/additions	5	16
Repayments/transfers	(4)	(10)
End of period	$244	$206
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management	$133	$110
Capital Markets	$76	$67
Commercial mortgage valuations (b) (c)	$(177)
Other commercial mortgage activities	$81	$73
Total commercial mortgage banking activities	$(96)	$73
Total loans (d)	$24,981	$21,193
Nonperforming assets (d) (e)	$317	$77
Net charge-offs	$15	$9
Full-time employees (d)	2,218	2,038
Net carrying amount of commercial mortgage servicing rights (d)	$678	$487
(a)	Represents consolidated PNC amounts.
(b)	Included in other noninterest income above.
(c)	Includes both loans and commitments and the impact of related hedges.
(d)	At March 31.
(e)	Includes nonperforming loans of $298 million at March 31, 2008 and $51 million at March 31, 2007.
NM	Not meaningful.

•

Taxable-equivalent net interest income grew $58 million, or 32%, in the first quarter of 2008 compared with the first quarter of 2007. The increase over the prior year first quarter was primarily a result of acquisitions, an increase in commercial loans held for sale and organic loan growth.

•

Corporate service fees were $123 million in the first quarter of 2008 compared with $127 million in the first quarter of 2007. A decrease in mortgage servicing fees, net of amortization, and merger and acquisition advisory fees more than offset an increase in treasury management fees.

•

Other noninterest income was negative $122 million for the first quarter of 2008 compared with income of $60 million in the prior year first quarter. First quarter 2008 reflected valuation losses of $177 million on commercial mortgage loans and commitments held for sale, net of hedges. These valuation losses reflect the current illiquid market conditions and are non-cash losses. Beginning January 1, 2008, PNC adopted SFAS 159 and elected to account for its loans held for sale and intended for securitization at fair value. Given the current market disruption, we have stopped originating these loans. We intend to pursue opportunities to reduce our loans held for sale position when we can receive prices we feel are appropriate.

•

Noninterest expense increased $22 million, or 11%, compared with the first quarter of 2007. The increase was primarily due to the impact of the Mercantile and ARCS Commercial Mortgage acquisitions, and other growth initiatives.

•

The provision for credit losses was $49 million in the first quarter of 2008 compared with a net recovery of $16 million in the first quarter of 2007. The increase in the provision compared with the year-ago quarter was primarily due to credit quality migration mainly related to commercial real estate exposure and growth in total credit exposure. Nonperforming assets increased $240 million in the comparison, the majority of which was due to acquisitions. The largest component of the increase was in commercial real estate and commercial real estate related loans. Based upon the current environment, we believe the provision will continue to increase in 2008 versus 2007 levels.

•	Average loan balances increased $4.9 billion, or 25%, from the prior year first quarter. The increase resulted from organic loan growth in corporate and commercial real estate loans and the impact of the Mercantile and Yardville acquisitions.
•

Average deposit balances for the quarter increased $2.0 billion, or 16%, compared with the first quarter of 2007. The increase resulted primarily from higher client time deposits and the impact of acquisitions.

•

The commercial mortgage servicing portfolio was $244 billion at March 31, 2008, an increase of $38 billion, or 18%, from March 31, 2007. The increase resulted from strong growth in the second and third quarters of 2007 including the ARCS acquisition, which added $13 billion of commercial mortgage servicing. Servicing portfolio additions have been modest since the third quarter of 2007 due to the declining volumes in the commercial mortgage securitization market.

See the additional revenue discussion regarding treasury management, capital markets-related products and commercial mortgage banking activities on page 8.

BLACKROCK

Our BlackRock business segment earned $60 million in the first three months of 2008 and $52 million in the first three months of 2007. These results reflect our approximately 33.4% share of BlackRock’s reported GAAP earnings and the additional income taxes on these earnings incurred by PNC.

PNC’s investment in BlackRock was $4.2 billion at March 31, 2008 and $4.1 billion at December 31, 2007. Based upon BlackRock’s closing market price of $204.18 per common share at March 31, 2008, the market value of our investment in BlackRock was $8.8 billion at that date. As such, an additional $4.6 billion of pretax value was not recognized in our equity investment or shareholders’ equity account at that date.

BLACKROCK LTIP PROGRAMS

BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, PNC agreed to transfer up to four million of the shares of BlackRock common stock then held by us to help fund the 2002 LTIP and future programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. Prior to 2006, BlackRock granted awards of approximately $233 million under the 2002 LTIP program, of which approximately $208 million were paid on January 30, 2007. The award payments were funded by 17% in cash from BlackRock and approximately one million shares of BlackRock common stock transferred by PNC and distributed to LTIP participants. We recognized a pretax gain of $82 million in the first quarter of 2007 from the transfer of BlackRock shares. The gain was included in other noninterest income and reflected the excess of market value over book value of the one million shares transferred in January 2007. Additional BlackRock shares were distributed to LTIP participants during the first quarter of 2008, resulting in a $3 million pretax gain in other noninterest income.

PNC’s noninterest income for the first quarter of 2008 included a $37 million pretax gain related to our commitment to fund additional BlackRock LTIP programs. This gain represented the mark-to-market adjustment related to our remaining BlackRock LTIP shares obligation as of March 31, 2008 and resulted from the decrease in the market value of BlackRock common shares during the first three months of 2008. In the first quarter of 2007, we recognized a charge of $30 million for an increase in the market value of BlackRock common shares during that period.

BlackRock granted awards in 2007 under an additional LTIP program, all of which are subject to achieving earnings performance goals prior to the vesting date of September 29, 2011. Of the shares of BlackRock common stock that we have agreed to transfer to fund their LTIP programs, approximately 1.6 million shares have been committed to fund the awards vesting in 2011 and the amount remaining would then be available for future awards.

We may continue to see volatility in earnings as we mark to market our LTIP shares obligation each quarter end. However, additional gains based on the difference between the market value and the book value of the committed BlackRock common shares will generally not be recognized until the shares are distributed to LTIP participants.

PFPC

(Unaudited)

Three months ended March 31 Dollars in millions except as noted	2008	2007
INCOME STATEMENT
Servicing revenue (a)	$238	$208
Operating expense (a)	181	153
Operating income	57	55
Debt financing	11	10
Nonoperating income (b)	1	2
Pretax earnings	47	47
Income taxes	17	16
Earnings	$30	$31
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,311	$1,008
Other assets	1,388	1,370
Total assets	$2,699	$2,378
Debt financing	$986	$760
Other liabilities	1,070	1,091
Shareholder’s equity	643	527
Total funds	$2,699	$2,378
PERFORMANCE RATIOS
Return on average equity	19%	25%
Operating margin (c)	24	26
SERVICING STATISTICS (at March 31)
Accounting/administration net fund assets (in billions) (d)
Domestic	$875	$731
Offshore	125	91
Total	$1,000	$822
Asset type (in billions)
Money market	$413	$280
Equity	358	352
Fixed income	128	111
Other	101	79
Total	$1,000	$822
Custody fund assets (in billions)	$476	$435
Shareholder accounts (in millions)
Transfer agency	19	18
Subaccounting	57	50
Total	76	68
OTHER INFORMATION
Full-time employees (at March 31)	4,865	4,400
(a)	Certain out-of-pocket expense items which are then client billable are included in both servicing revenue and operating expense above, but offset each other entirely and therefore have no net effect on operating income. Distribution revenue and expenses which relate to 12b-1 fees that PFPC receives from certain fund clients for the payment of marketing, sales and service expenses also entirely offset each other, but are netted for presentation purposes above.
(b)	Net of nonoperating expense.
(c)	Total operating income divided by servicing revenue.
(d)	Includes alternative investment net assets serviced.

PFPC earned $30 million for the first three months of 2008 compared with $31 million in the year-earlier period. While servicing revenue growth of 14% was realized through new business, organic growth, and the completion of two acquisitions in December 2007, increased costs related to this growth and the acquisitions offset the increase.

Highlights of PFPC’s performance for the first three months of 2008 included:

•

Total fund accounting assets serviced reached $1 trillion, a 22% increase over the prior year, with increases in all asset types despite declines in major stock market indices over the same time frame.

•	Initiatives in the offshore arena have resulted in a 41% increase in servicing revenue and a 37% increase in assets serviced, which now stand at $125 billion.

•	Subaccounting ledgers rose by 7 million, or 14%, to 57 million, as clients continue to convert accounts to this platform.

Servicing revenue for the first quarter of 2008 reached $238 million, an increase of $30 million, or 14%, over the first quarter of 2007. This increase resulted primarily from the growth in offshore operations and the acquisitions of Albridge Solutions Inc. and Coates Analytics, LP in December 2007.

Operating expense increased $28 million, or 18%, to $181 million, in the first three months of 2008 compared with the first three months of 2007. Investments in technology, a larger employee base to support business growth, and costs related to the recent acquisitions drove the higher expense level.

Debt financing costs increased due to debt incurred related to the fourth quarter 2007 acquisitions and nonoperating income declined from the first quarter of 2007 when a grant was received in a foreign jurisdiction for employment expansion offshore.

Total assets serviced by PFPC amounted to $2.6 trillion at March 31, 2008 compared with $2.2 trillion at March 31, 2007 as PFPC continued to see both organic growth and growth from new business in each of its lines of business.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report and in Part II, Item 8 of our 2007 Form 10-K describe the most significant accounting policies that we use. Certain of these policies require us to make estimates and strategic or economic assumptions that may prove to be inaccurate or subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions, and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations. See Fair Value Measurements And Fair Value Option in this Financial Review for a description of fair value measurement under SFAS 157.

We discuss the following critical accounting policies and judgments under this same heading in Item 7 of our 2007 Form 10-K:

•	Allowances for Loan and Lease Losses And Unfunded Loan Commitments And Letters of Credit
•	Private Equity Asset Valuation
•	Lease Residuals
•	Goodwill
•	Revenue Recognition
•	Income Taxes

Additional information regarding these policies is found elsewhere in this Financial Review and in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

In addition, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements regarding our first quarter 2008 adoption of the following:

•	EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”,
•	SFAS 157, “Fair Value Measurements”,
•	SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”, and
•	SEC Staff Accounting Bulletin No. 109

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (“plan” or “pension plan”) covering eligible employees. Benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are primarily invested in equity investments and fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy, which is described more fully in Note 17 Employee Benefit Plans in the Notes To Consolidated Financial Statements included under Part II, Item 8 of our 2007 Form 10-K.

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

Neither the discount rate or compensation increase assumptions significantly affects pension expense. However,

the expected long-term return on assets assumption does significantly affect pension expense. The expected long-term return on plan assets for determining net periodic pension cost for 2008 was 8.25%, unchanged from 2007. Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to change by up to $4 million as the impact is amortized into results of operations.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2008 estimated expense as a baseline.

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

RISK MANAGEMENT

We encounter risks as part of the normal course of our business and we design risk management processes to help manage these risks. The Risk Management section included in Item 7 of our 2007 Form 10-K provides a general overview of the risk measurement, control strategies and monitoring aspects of our corporate-level risk management processes. Additionally, our 2007 Form 10-K provides an analysis of the risk management processes for what we view as our primary areas of risk: credit, operational, liquidity and market, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process. The following updates our 2007 Form 10-K disclosures in these areas.

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

Nonperforming, Past Due And Potential Problem Assets

We continued to experience credit deterioration at a manageable pace and overall asset quality performed as anticipated in the challenging environment during the first quarter of 2008. We remained focused on maintaining a moderate risk profile.

Nonperforming Assets by Type

In millions	March 31 2008	December 31 2007
Nonaccrual loans
Commercial
Retail/wholesale	$32	$39
Manufacturing	47	35
Other service providers	68	48
Real-estate related	63	45
Financial services	16	15
Health care	4	4
Other	8	7
Total commercial	238	193
Commercial real estate
Real estate projects	251	184
Mortgage	22	28
Total commercial real estate	273	212
Consumer	19	17
Residential mortgage	10	10
Lease financing	3	3
Total nonaccrual loans	543	435
Restructured loans	2	2
Total nonperforming loans	545	437
Foreclosed and other assets
Residential mortgage	21	16
Lease financing	11	11
Other	10	14
Total foreclosed and other assets	42	41
Total nonperforming assets (a) (b)	$587	$478
(a)	Excludes equity management assets carried at estimated fair value of $5 million at March 31, 2008 and $4 million at December 31, 2007.
(b)	Excludes loans held for sale carried at lower of cost or market value of $35 million at March 31, 2008 and $25 million at December 31, 2007 (amounts include troubled debt restructured assets of $21 million at March 31, 2008).

Total nonperforming assets at March 31, 2008 increased $109 million, to $587 million, compared with $478 million at December 31, 2007. Our nonperforming assets represented .42% of total assets at March 31, 2008 compared with .34% at December 31, 2007. The increase in nonperforming assets reflected higher nonaccrual commercial real estate related loans and higher nonaccrual residential real estate development loans partially offset by the impact of aligning small business and consumer loan charge-off policies.

The amount of nonperforming loans that was current as to principal and interest was $216 million at March 31, 2008 and $178 million at December 31, 2007.

See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and included here by reference for details of the types of nonperforming assets that we held at March 31, 2008 and December 31, 2007. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Changes In Nonperforming Assets

In millions	2008	2007
January 1	$478	$171
Transferred from accrual	274	76
Acquisition – Mercantile		35
Principal activity including payoffs	(46)	(49)
Charge-offs and valuation adjustments	(87)	(22)
Returned to performing	(30)	(4)
Asset sales	(2)	(3)
March 31	$587	$204

In the first quarter of 2008, we more closely aligned our charge-off policies for consumer and small business loans, which had the effect of reducing nonperforming assets by $44 million during the first quarter of 2008.

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	March 31 2008	Dec. 31 2007	March 31 2008	Dec. 31 2007
Commercial	$23	$14.08%		.05%
Commercial real estate	4	18.04		.20
Consumer	61	49.30		.27
Residential mortgage	11	13.12		.14
Other	7	12	2.57	2.91
Total loans	$106	$106.15		.16

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $177 million at March 31, 2008 compared with $134 million at December 31, 2007.

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

We refer you to Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding changes in the allowance for loan and lease losses and changes in the allowance for unfunded loan commitments and letters of credit for additional information which is included herein by reference.

Allocation Of Allowance For Loan And Lease Losses

	March 31, 2008		December 31, 2007
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$588	41.8%	$560	41.8%
Commercial real estate	156	12.8	153	13.0
Consumer	77	28.4	68	26.9
Residential mortgage	9	13.1	9	14.0
Lease financing	33	3.5	36	3.7
Other	2.4		4.6
Total	$865	100.0%	$830	100.0%

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

The provision for credit losses totaled $151 million for the first quarter of 2008 and $8 million for the first quarter of 2007. The higher provision in the first quarter of 2008 compared with the prior year quarter was impacted by our real estate portfolio, including residential real estate development exposure, and growth in total credit exposure. See the Consolidated Balance Sheet Review section of this Financial Review for further information. In addition, the provision for credit losses for the first three months of 2008 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of March 31, 2008 reflected loan and total credit exposure growth, changes in loan portfolio composition, and other changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

Given our projections for loan growth and continued credit deterioration, and our current assumptions for the national economy, (i.e., mild recession), we expect that the provision for credit losses will be approximately $600 million for full year 2008, including the impact of the Sterling acquisition.

The allowance as a percent of nonperforming loans was 159% and as a percent of total loans was 1.22% at March 31, 2008. The comparable percentages at December 31, 2007 were 190% and 1.21%.

Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2008
Commercial	$70	$8		$62.86%
Consumer	28	4		24.51
Commercial real estate	11			11.49
Lease financing	1			1.16
Total	$110	$12		$98.57
2007
Commercial	$31	$7		$24.45%
Consumer	17	5		12.29
Total	$48	$12		$36.27

In the first quarter of 2008, we more closely aligned our charge-off policies for consumer and small business loans, which had the effect of increasing charge-offs by $44 million during the first quarter of 2008.

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, the following:

•	industry concentrations and conditions,
•	credit quality trends,
•	recent loss experience in particular sectors of the portfolio,
•	ability and depth of lending management,
•	changes in risk selection and underwriting standards, and
•	timing of available information.

The amount of reserves for these qualitative factors is assigned to loan categories and to business segments primarily based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 3.9% of the total allowance and .05% of total loans, net of unearned income, at March 31, 2008.

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

We also sell loss protection to mitigate the net premium cost and the impact of fair value accounting on the CDS in cases where we buy protection to hedge the loan portfolio and to take proprietary trading positions. These activities represent additional risk positions rather than hedges of risk.

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

Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net gains from credit default swaps used to hedge our loan portfolio, reflected in other noninterest income in our Consolidated Income Statement, totaled $27 million for the first quarter of 2008 compared with $7 million for the first quarter of 2007. The 2008 amount excluded the impact of credit hedges that were part of the net valuation of commercial mortgages and commitments held for sale.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements, trading securities and other short-term investments) and securities available for sale. At March 31, 2008, our liquid assets totaled $34.7 billion, with $22.1 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

PNC Bank, N.A. can borrow from the Federal Reserve Bank of Cleveland’s (“Federal Reserve Bank”) discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (“FHLB”)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At March 31, 2008, we maintained significant unused borrowing capacity from the Federal Reserve Bank discount window and FHLB-Pittsburgh under current collateral requirements.

At March 31, 2008, we pledged $3.1 billion of loans and $16.5 billion of securities to the Federal Reserve Bank with a combined collateral value of $18.2 billion. Also, we pledged $32.2 billion of loans and $4.3 billion of securities to FHLB- Pittsburgh under a blanket lien with a combined collateral value of $18.9 billion as of that date. We pledged this collateral with the Federal Reserve Bank and FHLB-Pittsburgh for the contingent ability to borrow if necessary. At

December 31, 2007, we had $1.6 billion of loans and $18.8 billion of securities pledged to the Federal Reserve Bank with a combined collateral value of $18.2 billion. Also at December 31, 2007, we pledged $33.5 billion of loans and $4.3 billion of securities to FHLB-Pittsburgh with a combined collateral value of $23.5 billion.

We had no Federal Reserve Bank borrowings outstanding at either March 31, 2008 or December 31, 2007.

In the first quarter of 2008 we increased FHLB borrowings, which provided us with additional liquidity at relatively attractive rates. Total FHLB borrowings were $9.7 billion at March 31, 2008 compared with $7.1 billion at December 31, 2007.

We can also obtain funding through traditional forms of borrowing, including federal funds purchased, repurchase agreements, and short and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through March 31, 2008, PNC Bank, N.A. had issued $6.9 billion of debt under this program, including $325 million of subordinated debt issued in March 2008 that matures on April 1, 2018. These notes pay interest semiannually at a fixed rate of 6.875%.

Our 2007 Form 10-K has additional information regarding the following first quarter 2008 issuances:

•	$50 million of senior bank notes issued in January that mature on January 25, 2011.
•	$100 million of senior bank notes issued in January that mature on January 25, 2010.
•	$175 million of senior bank notes issued in February that mature on February 1, 2010.
•	$500 million of senior bank notes issued in February that mature on August 5, 2009.

None of the 2008 issuances are redeemable by us or the holders prior to maturity.

We have the ability to issue additional trust preferred securities out of our PNC Preferred Funding structure, subject to certain contractual restrictions. In February 2008, PNC Preferred Funding Trust III issued $375 million of 8.70% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities. See “Perpetual Trust Securities” in the Off-Balance Sheet Arrangements And VIEs section of this Financial Review.

PNC Bank, N.A. established a program in December 2004 to offer up to $3.0 billion of its commercial paper. As of March 31, 2008, there were no issuances outstanding under this program.

As of March 31, 2008, there were $2.5 billion of PNC Bank, N.A. short- and long-term debt issuances with maturities of less than one year.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities.” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And VIEs section of this Financial Review. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $306 million at March 31, 2008.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of March 31, 2008, the parent company had approximately $840 million in funds available from its cash and short-term investments.

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

In July 2006, PNC Funding Corp established a program to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of March 31, 2008, $911 million of commercial paper was outstanding under this program.

We have effective shelf registration statements which enable us to issue additional debt and equity securities, including certain hybrid capital instruments.

As of March 31, 2008, there were $1.8 billion of parent company contractual obligations, including commercial paper, with maturities of less than one year.

We also provide tables showing contractual obligations and various other commitments representing required and potential cash outflows as of March 31, 2008 under the heading “Commitments” below.

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

Sensitivity estimates and market interest rate benchmarks for the first quarters of 2008 and 2007 follow:

Interest Sensitivity Analysis

	First Quarter 2008	First Quarter 2007
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(2.6)%	(2.6)%
100 basis point decrease	2.5%	2.2%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(5.2)%	(5.8)%
100 basis point decrease	2.0%	3.3%
Duration of Equity Model
Base case duration of equity (in years):	2.2	2.0
Key Period-End Interest Rates
One-month LIBOR	2.70%	5.32%
Three-year swap	2.73%	4.95%

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

Net Interest Income Sensitivity To Alternate Rate Scenarios (First Quarter 2008)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	4.3%	4.0%	(7.5)%
Second year sensitivity	2.0%	4.2%	(7.3)%

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

Our risk position is currently liability sensitive, which has been the objective of our balance sheet management strategies. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate, to changing interest rates and market conditions.

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

During the first quarter of 2008, our VaR ranged between $9.4 million and $13.8 million, averaging $11.7 million. During the first quarter of 2007, our VaR ranged between $6.1 million and $8.4 million, averaging $7.2 million. The increase in VaR compared with the first quarter of 2007 reflected ongoing market volatility.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Under typical market conditions, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. As a result of increased volatility in certain markets, there were five such instances during the first three months of 2008.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first three months of 2008 and 2007 was as follows:

Three months ended March 31 – in millions	2008	2007
Net interest income	$16
Noninterest income	(76)	$52
Total trading revenue	$(60)	$52
Securities and financial derivatives (a)	$(76)	$38
Foreign exchange	16	14
Total trading revenue	$(60)	$52
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Trading losses for the first quarter of 2008 were primarily related to our proprietary trading activities and reflected the negative impact of a very illiquid market during the quarter on the assets that we held. In response to first quarter 2008 market volatility, in April 2008 we substantially reduced our trading positions and increased our hedges in connection with these activities.

Average trading assets and liabilities consisted of the following:

Three months ended March 31 - in millions	2008	2007
Trading assets
Securities (a)	$3,872	$1,569
Resale agreements (b)	2,129	820
Financial derivatives (c)	2,808	1,115
Loans at fair value (c)	114	193
Total trading assets	$8,923	$3,697
Trading liabilities
Securities sold short (d)	$2,127	$1,264
Repurchase agreements and other borrowings (e)	661	363
Financial derivatives (f)	2,856	1,126
Borrowings at fair value (f)	30	39
Total trading liabilities	$5,674	$2,792
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance
Sheet	And Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Borrowed funds – Other.
(e)	Included in Borrowed funds – Repurchase agreements and Other.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 43 million shares of BlackRock common stock, accounted for under the equity method. Our total investment in BlackRock was $4.2 billion at March 31, 2008 compared with $4.1 billion at December 31, 2007. The market value of our investment in BlackRock was $8.8 billion at March 31, 2008. The primary risk measurement, similar to other equity investments, is economic capital.

Low Income Housing Projects And Historic Tax Credits

Included in our equity investments are limited partnerships that sponsor affordable housing projects. These investments, consisting of partnerships accounted for under the equity method as well as equity investments held by consolidated partnerships, totaled $1.0 billion at both March 31, 2008 and December 31, 2007. PNC’s equity investment at risk was $194 million at March 31, 2008 compared with $188 million at year-end 2007. We also had commitments to make additional equity investments in affordable housing limited partnerships of $90 million at March 31, 2008 compared with $98 million at December 31, 2007.

At March 31, 2008 historic tax credit investments totaled $11 million with unfunded commitments related to these investments of $23 million. The comparable amounts at December 31, 2007 were $13 million and $26 million.

Private Equity

The private equity portfolio is comprised of equity and mezzanine investments that vary by industry, stage and type of investment. At March 31, 2008, private equity investments carried at estimated fair value totaled $557 million compared with $561 million at December 31, 2007. As of March 31, 2008, $272 million was invested directly in a variety of companies and $285 million was invested in various limited partnerships. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The minority and noncontrolling interests of these funds totaled $92 million as of March 31, 2008. Our unfunded commitments related to private equity totaled $273 million at March 31, 2008 and $270 million at December 31, 2007.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At March 31, 2008, other investments totaled $467 million compared with $389 million at December 31, 2007. Our unfunded commitments related to other investments totaled $62 million at March 31, 2008 compared with $79 million at December 31, 2007. Other investments and related unfunded commitments include those related to Steel City Capital Funding LLC as further described in Note 15 Commitments And Guarantees in the Notes To Consolidated Financial Statements included in this Report.

COMMITMENTS

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of March 31, 2008.

Contractual Obligations

March 31, 2008 – in millions	Total
Remaining contractual maturities of time deposits	$22,842
Borrowed funds	32,779
Minimum annual rentals on noncancellable leases	1,262
Nonqualified pension and post-retirement benefits	314
Purchase obligations (a)	447
Total contractual cash obligations	$57,644
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

March 31, 2008 – in millions	Total
Loan commitments	$52,426
Standby letters of credit (b)	5,172
Other commitments (c)	448
Total commitments	$58,046
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $2.0 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Includes private equity funding commitments related to equity management, low income housing projects and other investments.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 10 Financial Derivatives in the Notes To Consolidated Financial Statements included in this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges or free-standing derivatives at March 31, 2008 and December 31, 2007. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives - 2008

	Notional/ Contract Amount	Estimated Net Fair Value	Weighted- Average Maturity	Weighted-Average Interest Rates
March 31, 2008 – dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$10,056	$570	3 yrs. 10 mos.	3.53%	5.15%
Liability rate conversion
Interest rate swaps (a)
Receive fixed	9,415	563	5 yrs.	3.11	5.08
Total interest rate risk management	19,471	1,133
Total accounting hedges (b)	$19,471	$1,133
Free-Standing Derivatives
Customer-related
Interest rate
Swaps (c)	$68,789	$(101)	5 yrs. 3 mos.	3.76%	3.77%
Caps/floors
Sold (c)	2,992	(12)	6 yrs. 1 mo.	NM	NM
Purchased	2,399	15	3 yrs. 8 mos.	NM	NM
Futures (c)	4,530	(7)	11 mos.	NM	NM
Foreign exchange (c)	8,759	(2)	7 mos.	NM	NM
Equity (c)	1,345	(47)	1 yr. 6 mos.	NM	NM
Swaptions	3,627	71	13 yrs. 6 mos.	NM	NM
Total customer-related	92,441	(83)
Other risk management and proprietary
Interest rate
Swaps (c) (d)	37,928	(182)	5 yrs. 7 mos.	3.60%	3.55%
Caps/floors
Sold (c)	1,850	(18)	1 yr. 3 mos.	NM	NM
Purchased	2,060	37	1 yr. 7 mos.	NM	NM
Futures (c)	23,647	(13)	1 yr. 3 mos.	NM	NM
Foreign exchange	13,914	1	4 yrs. 1 mo.	NM	NM
Credit derivatives	5,607	139	14 yrs. 7 mos.	NM	NM
Risk participation agreements	1,233		4 yrs. 5 mos.	NM	NM
Commitments related to mortgage-related assets	2,930	2	5 mos.	NM	NM
Options
Futures	32,811	15	5 mos.	NM	NM
Swaptions	11,473	(30)	8 yrs.	NM	NM
Other (e)	503	(162)	NM	NM	NM
Total other risk management and proprietary	133,956	(211)
Total free-standing derivatives	$226,397	$(294)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 48% were based on 1-month LIBOR, 41% on 3-month LIBOR and 11% on Prime Rate.
(b)	Fair value amount includes net accrued interest receivable of $139 million.
(c)	The increase in the negative fair values from December 31, 2007 to March 31, 2008 for equity, interest rate contracts and foreign exchange were due to the changes in fair values of the existing contracts along with new contracts entered into during 2008.
(d)	Due to the adoption of SFAS 159 as of January 1, 2008, we discontinued hedge accounting with our commercial mortgage banking pay fixed interest rate swaps; therefore, the fair value of these are now reported in this category.
(e)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs and to certain customer-related derivatives. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions and Divestitures included in the Notes To Consolidated Financial Statements in Item 8 of our 2007 Form 10-K.

NM Not meaningful

Financial Derivatives - 2007

	Notional/ Contract Amount	Estimated Net Fair Value	Weighted- Average Maturity	Weighted- Average Interest Rates
December 31, 2007 – dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a) Receive fixed	$7,856	$325	4 yrs. 2 mos.	4.28%	5.34%
Liability rate conversion
Interest rate swaps (a) Receive fixed	9,440	269	4 yrs. 10 mos.	4.12	5.09
Total interest rate risk management	17,296	594
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	1,128	(79)	8 yrs. 8 mos.	5.45	4.52
Total accounting hedges (b)	$18,424	$515
Free-Standing Derivatives
Customer-related
Interest rate
Swaps (c)	$61,768	$(39)	5 yrs. 4 mos.	4.46%	4.49%
Caps/floors
Sold (c)	2,837	(5)	6 yrs. 5 mos.	NM	NM
Purchased	2,356	7	3 yrs. 7 mos.	NM	NM
Futures (c)	5,564	(6)	8 mos.	NM	NM
Foreign exchange	7,028	8	7 mos.	NM	NM
Equity (c)	1,824	(69)	1 yr. 5 mos.	NM	NM
Swaptions	3,490	40	13 yrs. 10 mos.	NM	NM
Other	200		10 yrs. 6 mos.	NM	NM
Total customer-related	85,067	(64)
Other risk management and proprietary
Interest rate
Swaps	41,247	6	4 yrs. 5 mos.	4.44%	4.47%
Caps/floors
Sold (c)	6,250	(82)	2 yrs. 1 mo.	NM	NM
Purchased	7,760	117	1 yr. 11 mos.	NM	NM
Futures (c)	43,107	(15)	1 yr. 7 mos.	NM	NM
Foreign exchange	8,713	5	6 yrs. 8 mos.	NM	NM
Credit derivatives	5,823	42	12 yrs. 1 mo.	NM	NM
Risk participation agreements	1,183		4 yrs. 6 mos.	NM	NM
Commitments related to mortgage-related assets	3,190	10	4 mos.	NM	NM
Options
Futures	39,158	(2)	8 mos.	NM	NM
Swaptions	21,800	49	8 yrs. 1 mo.	NM	NM
Other (d)	442	(201)	NM	NM	NM
Total other risk management and proprietary	178,673	(71)
Total free-standing derivatives	$263,740	$(135)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 52% were based on 1-month LIBOR, 43% on 3-month LIBOR and 5% on Prime Rate.
(b)	Fair value amount includes net accrued interest receivable of $130 million.
(c)	The increases in the negative fair values from December 31, 2006 to December 31, 2007 for equity and interest rate contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during 2007.
(d)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions and Divestitures included in the Notes to Consolidated Financial Statements in Item 8 of our 2007 Form 10-K.

NM Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2008, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008, and that there has been no change in internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY OF TERMS

Accounting/administration net fund assets - Net domestic and foreign fund investment assets for which we provide accounting and administration services. We do not include these assets on our Consolidated Balance Sheet.

Adjusted average total assets - Primarily comprised of total average quarterly (or annual) assets plus (less) unrealized losses (gains) on available for sale debt securities, less goodwill and certain other intangible assets (net of eligible deferred taxes).

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

Earning assets - Assets that generate income, which include: federal funds sold; resale agreements; trading securities and other short-term investments; loans held for sale; loans, net of unearned income; securities; and certain other assets.

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

Fair value - The price that would be received to sell an asset or the price paid to transfer a liability on the measurement date using the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants.

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

Nonperforming loans - Nonperforming loans include loans to commercial, commercial real estate, lease financing, consumer, and residential mortgage customers as well as troubled debt restructured loans. Nonperforming loans do not include loans held for sale or foreclosed and other assets. We do not accrue interest income on loans classified as nonperforming.

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

Return on average common shareholders’ equity - Annualized net income divided by average common shareholders’ equity.

Return on average tangible common shareholders’ equity - Annualized net income divided by average common shareholders’ equity less goodwill and other intangible assets (net of deferred taxes for both taxable and nontaxable combinations), and excluding loan servicing rights.

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

Tangible common equity ratio - Period-end common shareholders’ equity less goodwill and other intangible assets (net of deferred taxes), and excluding loan servicing rights, divided by period-end assets less goodwill and other intangible assets (net of deferred taxes), and excluding loan servicing rights.

Taxable-equivalent interest - The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we also provide revenue on a taxable- equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

Tier 1 risk-based capital - Tier 1 risk-based capital equals: total shareholders’ equity, plus trust preferred capital securities, plus certain minority interests that are held by others; less goodwill and certain other intangible assets (net of eligible deferred taxes relating to nontaxable combinations), less equity investments in nonfinancial companies and less net unrealized holding losses on available for sale equity securities. Net unrealized holding gains on available for sale equity securities, net unrealized holding gains (losses) on available for sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for Tier 1 risk-based capital purposes.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting PNC that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “will,” “project” and other similar words and expressions.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors in our 2007 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections of these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

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

•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2008 with continued wide market credit spreads and our view that national economic conditions currently point toward a mild recession.

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

We grow our business from time to time by acquiring other financial services companies. Acquisitions in general present us with risks in addition to those presented by the nature of the business acquired. In particular, acquisitions may be substantially more expensive to complete (including as a result of costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs arising as a result of those issues. Our recent acquisition of Sterling presents regulatory and litigation risk, as a result of financial irregularities at Sterling’s commercial finance subsidiary, that may impact our financial results.

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data	Three months ended March 31
Unaudited	2008	2007
Interest Income
Loans	$1,071	$896
Securities available for sale	404	310
Other	144	109
Total interest income	1,619	1,315
Interest Expense
Deposits	450	468
Borrowed funds	315	224
Total interest expense	765	692
Net interest income	854	623
Noninterest Income
Fund servicing	228	203
Asset management	212	165
Consumer services	170	157
Corporate services	164	159
Service charges on deposits	82	77
Net securities gains (losses)	41	(3)
Other	70	233
Total noninterest income	967	991
Total revenue	1,821	1,614
Provision for credit losses	151	8
Noninterest Expense
Personnel	544	490
Occupancy	95	87
Equipment	82	71
Marketing	22	21
Other	299	275
Total noninterest expense	1,042	944
Income before income taxes	628	662
Income taxes	251	203
Net income	$377	$459
Earnings Per Common Share
Basic	$1.11	$1.49
Diluted	$1.09	$1.46
Average Common Shares Outstanding
Basic	339	308
Diluted	342	312

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	March 31 2008	December 31 2007
Assets
Cash and due from banks	$3,934	$3,567
Federal funds sold and resale agreements (includes $1,032 measured at fair value at March 31, 2008) (a)	2,157	2,729
Trading securities and other short-term investments	3,987	4,129
Loans held for sale (includes $2,068 measured at fair value at March 31, 2008) (a)	2,516	3,927
Securities available for sale	28,581	30,225
Loans, net of unearned income of $951 and $990	70,802	68,319
Allowance for loan and lease losses	(865)	(830)
Net loans	69,937	67,489
Goodwill	8,244	8,405
Other intangible assets	1,105	1,146
Equity investments	6,187	6,045
Other	13,343	11,258
Total assets	$139,991	$138,920
Liabilities
Deposits
Noninterest-bearing	$19,176	$19,440
Interest-bearing	61,234	63,256
Total deposits	80,410	82,696
Borrowed funds
Federal funds purchased	5,154	7,037
Repurchase agreements	2,510	2,737
Federal Home Loan Bank borrowings	9,663	7,065
Bank notes and senior debt (includes $11 measured at fair value at March 31, 2008) (a)	6,842	6,821
Subordinated debt	5,402	4,506
Other	3,208	2,765
Total borrowed funds	32,779	30,931
Allowance for unfunded loan commitments and letters of credit	152	134
Accrued expenses	3,878	4,330
Other	6,341	4,321
Total liabilities	123,560	122,412
Minority and noncontrolling interests in consolidated entities	2,008	1,654

Shareholders’ Equity
Preferred stock (b)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	2,603	2,618
Retained earnings	11,664	11,497
Accumulated other comprehensive loss	(779)	(147)
Common stock held in treasury at cost: 12 and 12 shares	(829)	(878)
Total shareholders’ equity	14,423	14,854
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$139,991	$138,920

(a) Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.

(b) Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Three months ended March 31
In millions Unaudited	2008	2007
Operating Activities
Net income	$377	$459
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	151	8
Depreciation, amortization and accretion	92	77
Deferred income taxes (benefit)	(7)	45
Net securities (gains) losses	(41)	3
Valuation adjustments	108
Net gains related to BlackRock	(40)	(52)
Undistributed earnings of BlackRock	(63)	(37)
Visa redemption gain	(95)
Excess tax benefits from share-based payment arrangements	(3)	(8)
Loans held for sale	(549)	(27)
Trading securities and other short-term investments	204	703
Other assets	(1,461)	435
Accrued expenses and other liabilities	2,088	(486)
Other	(55)	(69)
Net cash provided by operating activities	706	1,051
Investing Activities
Repayment of securities	1,130	1,167
Sales
Securities	2,363	3,425
Visa shares	95
Loans	24	162
Purchases
Securities	(3,055)	(6,218)
Loans	(104)	(784)
Net change in
Loans	(823)	(216)
Federal funds sold and resale agreements	601	(30)
Net cash received from Hilliard Lyons divestiture	377
Net cash paid for Mercantile acquisition		(1,890)
Other	(242)	(129)
Net cash provided (used) by investing activities	366	(4,513)
Financing Activities
Net change in
Noninterest-bearing deposits	(264)	(839)
Interest-bearing deposits	(2,024)	(515)
Federal funds purchased	(1,883)	2,720
Repurchase agreements	(229)	(198)
Federal Home Loan Bank short-term borrowings	(2,000)
Other short-term borrowed funds	284	697
Sales/issuances
Bank notes and senior debt	825	1,273
Subordinated debt	759	595
Federal Home Loan Bank long-term borrowings	4,500
Other long-term borrowed funds	24	62
Treasury stock	56	92
Perpetual trust securities	369	490
Repayments/maturities
Bank notes and senior debt	(850)	(575)
Subordinated debt		(228)
Federal Home Loan Bank long-term borrowings		(7)
Other long-term borrowed funds	(12)	(93)
Excess tax benefits from share-based payment arrangements	3	8
Acquisition of treasury stock	(48)	(148)
Cash dividends paid	(215)	(161)
Net cash provided (used) by financing activities	(705)	3,173
Net Increase (Decrease) In Cash And Due From Banks	367	(289)
Cash and due from banks at beginning of period	3,567	3,523
Cash and due from banks at end of period	$3,934	$3,234
Cash Paid For
Interest	$744	$598
Income taxes	3	139
Non-cash Items
Issuance of common stock for Mercantile acquisition		3,787
Net increase (decrease) in investment in BlackRock	66	(109)
Transfer from (to) loans held for sale to (from) loans, net	1,825	(120)
Impact of FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction"	8	228

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

We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky, and Delaware. We also provide certain fund processing services internationally. We are subject to intense competition from other financial services companies and are subject to regulation by various domestic and international authorities.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2008 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2007 Annual Report on Form 10-K (“2007 Form 10-K”).

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

SPECIAL PURPOSE ENTITIES

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

A variable interest entity (“VIE”) is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets that either:

•	Does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights, or
•	Has equity investors that do not provide sufficient equity for the entity to finance its activities without additional subordinated financial support.

A VIE often holds financial assets, including loans, or receivables, real estate or other property.

Based on the guidance contained in FIN 46(R), we consolidate a VIE if we are considered to be its primary beneficiary. The primary beneficiary, determined based on variability of expected cash flows, will absorb the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we recognize all of the VIE’s assets, liabilities and noncontrolling interests. See Note 6 Variable Interest Entities for information about VIEs that we do not consolidate but in which we hold a significant variable interest.

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

We recognize revenue from loan servicing, securities, derivatives and foreign exchange trading, and securities underwriting activities as they are earned based on contractual terms, as transactions occur or as services are provided. We recognize any gains from the sale of loans upon cash settlement of the transaction.

In certain circumstances, revenue is reported net of associated expenses in accordance with GAAP.

INVESTMENTS

We have interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:

•	Ownership interest,
•	Our plans for the investment, and
•	The nature of the investment.

Investment in BlackRock

We account for our investment in BlackRock under the equity method of accounting. Under the equity method, our investment in BlackRock is reflected on our Consolidated Balance Sheet in the caption equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in the caption asset management.

We mark to market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (“LTIP”) programs. As we transfer the shares for payouts under such LTIP programs, we recognize a gain or loss on those shares. The impact of those transactions is shown on a net basis on our Consolidated Income Statement in other noninterest income. Our obligation to transfer BlackRock shares related to the LTIP programs and the resulting accounting are described in more detail in our 2007 Form 10-K.

Private Equity Investments

We report private equity investments, which include direct investments in companies, interests in limited partnerships, and affiliated partnership interests, at estimated fair values. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We generally value limited partnership investments based on the financial statements we receive from the general partner. We include all private equity investments on the Consolidated Balance Sheet in the caption equity investments. Changes in the fair value of private equity investments are recognized in other noninterest income.

We consolidate private equity investments when we are the general partner in a limited partnership and have determined that we have control of the partnership. The portion we do not own is reflected in the caption minority and noncontrolling interests in consolidated entities on the Consolidated Balance Sheet.

Equity Securities and Partnership Interests

We account for equity securities and equity investments other than BlackRock and private equity investments under one of the following methods:

•

Marketable equity securities are recorded on a trade-date basis and are accounted for based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short-term profits are classified as trading and included in trading securities and other short-term investments. Both realized and unrealized gains and losses on trading securities are included in other noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). Any unrealized losses that we have determined to be other-than-temporary on securities classified as available for sale are recognized in current period earnings.

•

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the cost method or the equity method of accounting. We use the cost method for investments in which we are not considered to have influence over the operations of the investee and when cost appropriately reflects our economic interest in the underlying investment. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in other noninterest income. Distributions received from income on cost method investments are included in interest income or noninterest income depending on the type of investment. We use the equity method for all other general and limited partner ownership interests and limited liability company investments. Under the equity method, we record our equity ownership share of net income or loss of the investee in other noninterest income. Investments described above are included in the caption equity investments on the Consolidated Balance Sheet.

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation or other trading purposes are carried at market value and classified as short-term investments. Realized and unrealized gains and losses on trading securities are included in other noninterest income. Interest income related to trading securities totaled $44 million in the first quarter of 2008 and $15 million in the first quarter of 2007 and is included in other interest income on the Consolidated Income Statement.

Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at market value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). We review all debt securities that are in an unrealized loss position for other-than-temporary impairment on a quarterly basis. Declines in the market value of available for sale debt securities that are deemed other-than-temporary are recognized on our Consolidated Income Statement in net securities gains/(losses) in the period in which the determination is made.

We include all interest on debt securities, including amortization of premiums and accretion of discounts using the interest method, in net interest income. We compute gains and losses realized on the sale of debt securities available for sale on a specific security basis and include them in net securities gains (losses).

LOANS AND LEASES

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on loans purchased. Interest on performing loans is accrued based on the principal amount outstanding and recorded in interest income as earned using the interest method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into net interest income, over periods not exceeding the contractual life of the loan.

Certain loans are accounted for at fair value in accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”) with changes in the fair value reported in other noninterest income. The fair value of these loans was $97 million, or less than .5% of the total loan portfolio, at March 31, 2008.

In addition to originating loans, we also acquire loans through portfolio purchases or business acquisitions. For certain acquired loans that experienced a deterioration of credit quality prior to our acquisition, we follow the guidance contained in AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). Under SOP 03-3, the excess of the cash flows expected to be collected over the purchase price of the loan at acquisition is accreted into interest income over the remaining life of the loan. Any valuation allowance for these loans reflects only those losses incurred after acquisition. The carrying value of loans accounted for under SOP 03-3 at March 31, 2008 was $44 million, or less than .5% of the total loan portfolio.

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

LOAN SALES, SECURITIZATIONS AND RETAINED INTERESTS

We recognize the sale of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. We also may sell mortgage and other loans through secondary market securitizations. In certain cases, we may retain a portion or all of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and, in some cases, cash reserve accounts, all of which are considered retained interests in the transferred assets.

When loans are redesignated from held for investment to held for sale, specific reserves and allocated pooled reserves included in the allowance for loan and lease losses are charged-off and reduce the basis of the loans. Gains or losses recognized on the sale of the loans depend on the allocation of carrying value between the loans sold and the retained interests, based on their fair market values at the date of sale. We generally estimate the fair value of the retained interests based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable. Gains or losses on loan sales transactions are reported in other noninterest income.

Our loan sales and securitizations are generally structured without recourse to us and with no restrictions on the retained interests with the exception of loan sales to certain US government chartered entities.

As a result of our acquisition of the ARCS Commercial Mortgage Co., L.P. (“ARCS”) business in July 2007, we originate, sell and service mortgage loans under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. Under the provisions of the DUS program, PNC participates in a loss-sharing arrangement with Fannie Mae. PNC participates in a similar program with Freddie Mac. Refer to Note 15 Commitments And Guarantees for more information about our obligations related to sales of loans under these programs.

When we are obligated for loss-sharing or recourse in a sale, our policy is to record such liabilities at fair value upon closing of the transaction based on the guidance contained in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or as a contingent liability recognized at inception of the guarantee under SFAS 5, “Accounting for Contingencies.”

SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” requires all newly recognized servicing rights and obligations to be initially measured at fair value. For subsequent measurement of the asset or obligation, the standard permits the election of either the amortization method or the fair value measurement method by class of recognized servicing rights and obligations. For servicing rights and obligations related to commercial loans and commercial mortgages, we have elected the amortization method. This method requires the amortization of the servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss.

Each quarter, we analyze our servicing assets carried at amortized cost for impairment by categorizing the pools of assets underlying the servicing rights into various stratum. If the carrying amount of a specific asset category exceeds its fair value, a valuation allowance is recorded and reduces other noninterest income.

In securitization transactions, we classify securities retained as debt securities available for sale or other assets, depending on the form of the retained interest. Retained interests that are subject to prepayment risk are reviewed on a quarterly basis for impairment. If the fair value of the retained interests is below its carrying amount and the decline is determined to be other-than-temporary, then the decline is reflected in other noninterest income.

LOANS HELD FOR SALE

We designate loans and related unfunded loan commitments as held for sale when we have a positive intent to sell them. We transfer loans to the loans held for sale category at the lower of cost or fair market value. At the time of transfer, write-downs on the loans and the related unfunded loan commitments are recorded as charge-offs or as a reduction in the liability for unfunded commitments. We establish a new cost basis upon transfer except for certain commercial mortgages held for sale discussed below. Any subsequent lower of cost or market adjustment is determined on an individual loan and unfunded loan commitment basis and is recognized as a valuation allowance with charges included in other noninterest income. Gains or losses on the actual sale of these loans and/or related unfunded loan commitments are included in other noninterest income when realized.

Effective January 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), and elected to fair value certain commercial mortgage loans held for sale intended for CMBS securitization. Under SFAS 159, changes in the fair value of these loans are measured and recorded in other noninterest income each period. See Note 6 Fair Value for additional information.

Interest income with respect to loans held for sale classified as performing is accrued based on the principal amount outstanding.

In certain circumstances, loans designated as held for sale may be transferred to the loan portfolio based on a change in strategy. We transfer these loans to the loan portfolio at the lower of cost or fair market value; however, SFAS 159 loans will remain at fair value.

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans,
•	Troubled debt restructurings, and
•	Foreclosed assets.

Measurement of delinquency and past due status are based on the contractual terms of each loan.

Other than consumer loans, we generally classify loans as nonaccrual when we determine that the collection of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more and the loans are not well-secured or in the process of collection. When the accrual of interest is discontinued, any accrued but uncollected interest previously included in income is reversed. We charge off small business commercial loans less than $1 million at 120 days after transfer to nonaccrual status. We charge off other nonaccrual loans based on the facts and circumstances of the individual loan.

Most consumer loans are charged off after 120 to 180 days past due and are not placed on nonaccrual status. Consumer loans well-secured by residential real estate, including home equity installment loans and lines of credit, are classified as nonaccrual at 12 months past due. These loans are considered well secured if the fair market value of the property, less 15% to cover potential foreclosure expenses, is greater than or equal to the principal balance including any superior liens. A fair market value assessment of the property is initiated when the loan becomes 80 to 90 days past due. The procedures for foreclosure of these loans is consistent with our general foreclosure process discussed below. The classification of consumer loans well-secured by residential real estate as nonaccrual loans at 12 months past due is consistent with Federal Financial Institutions Examination Council (“FFIEC”) guidelines for consumer loans. We charge off these types of consumer loans based on the facts and circumstances of the individual loan.

Consumer loans in the process of collection but not well-secured are classified as nonaccrual at 120 days past due if they are home equity installment loans and at 180 days past due if they are home equity lines of credit. These loans are recorded at the lower of cost or market value, less liquidation costs, and the unsecured portion of these loans is generally charged off in accordance with FFIEC guidelines for consumer loans. At this time, the remaining portion of the loan is also placed on nonaccrual.

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

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Depending on various state statutes, legal proceedings are initiated on or about the 65th day of delinquency. If no other remedies arise from the legal proceedings, the final outcome will result in the sheriff’s sale of the property. When PNC acquires the deed, the transfer of loans to other real estate owned (“OREO”) will be completed. These assets are recorded on the date acquired at the lower of the related loan balance or market value of the collateral less estimated disposition costs. We estimate market values primarily based on appraisals, when available, or quoted market prices on liquid assets. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value less estimated disposition costs. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in other noninterest expense.

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the allowance for loan and lease losses at a level that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. Our determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default,
•	Loss given default,
•	Exposure at date of default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Historical loss experience, and
•	Amounts for changes in economic conditions that may not be reflected in historical results.

In determining the adequacy of the allowance for loan and lease losses, we make specific allocations to impaired loans, allocations to pools of watchlist and non-watchlist loans, and allocations to consumer and residential mortgage loans. We also allocate reserves to provide coverage for probable losses based upon current market results which may not be reflected in historical loss data. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses. Specific allocations are made to significant individual impaired loans and are determined in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” with impairment measured based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral. We establish a specific allowance on all other impaired loans based on their loss given default credit risk rating.

Allocations to loan pools are developed by product and industry with estimated losses based on probability of default and loss given default credit risk ratings by using historical loss trends and our judgment concerning those trends and other relevant factors. These factors may include, among others:

•	Actual versus estimated losses,
•	Regional and national economic conditions, and
•	Industry and portfolio concentrations.

Loss factors are based on industry and/or internal experience and may be adjusted for issues or conditions that, based on our judgment, impact the collectibility of the portfolio as of the balance sheet date. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for current risk factors.

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

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is adequate to absorb estimated probable losses related to these unfunded credit facilities. We determine the adequacy of the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and letters of credit is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

COMMERCIAL MORTGAGE SERVICING RIGHTS

We provide servicing under various commercial mortgage loan servicing contracts. These contracts are either purchased in the open market or retained as part of a commercial mortgage loan securitization or loan sale. Prior to January 1, 2006, purchased contracts were recorded at cost and the servicing rights retained from the sale or securitization of loans were recorded based on their relative fair value to all of the assets securitized or sold. As a result of the adoption of SFAS 156, beginning January 1, 2006 all newly acquired servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future cash flows, including assumptions as to:

•	Interest rates,
•	Discount rates,
•	Estimated prepayment speeds, and
•	Estimated servicing costs.

For subsequent measurements of our servicing rights, we have elected to account for our commercial mortgage loan servicing rights as a class of assets and use the amortization method. This election was made based on the unique characteristics of the commercial mortgage loans underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial mortgage servicing rights assets. Specific risk characteristics of commercial mortgages include loan type, currency or exchange rate, interest rates and expected cash flows. We record these servicing assets as other intangible assets and amortize them over their estimated lives based on estimated net servicing income or loss. On a quarterly basis, we test the assets for impairment. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized and a valuation reserve is established. Servicing fees are recognized as they are earned and are reported net of amortization expense in the line item corporate services on the Consolidated Income Statement.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use a variety of financial derivatives as part of our overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in our business activities. We use substantially all such instruments to manage risk related to changes in interest rates. Interest rate and total return swaps, interest rate caps and floors and futures contracts are the primary instruments we use for interest rate risk management.

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

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest income in the same period or periods during which the hedged transaction affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in other noninterest income.

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

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation, continues to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in the first three months of 2008 or 2007 due to a determination that a forecasted transaction was no longer probable of occurring.

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

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments). We also enter into commitments to purchase or sell commercial mortgage loans. Both interest rate lock commitments and commitments to buy or sell mortgage loans are accounted for as free-standing derivatives. Interest rate lock commitments and purchase commitments that are considered to be derivatives are recorded at fair value in other assets or other liabilities. Any gain or loss from the change in fair value after the inception of the commitment is recognized in other noninterest income.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted the guidance in Staff Accounting Bulletin (“SAB”) No. 109 on January 1, 2008. SAB 109 provides the SEC staff’s views regarding measuring the fair value of recorded written loan commitments. This guidance indicates that the expected future cash flows related to servicing should be included in the fair value measurement of all written loan commitments that are accounted for at fair value through earnings. The impact of this guidance was not significant.

We adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. See Note 6 Fair Value for additional information.

As indicated above, we adopted SFAS 159 on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value. The fair value option may be applied on an instrument by instrument basis with a few exceptions. The election is irrevocable and must be applied to entire instruments and not to portions of instruments. We elected to fair value certain commercial mortgage loans classified as held for sale and certain other financial instruments to align the accounting treatment for the changes in fair value of these instruments with the changes in the value of their related hedges. See Note 6 Fair Value for additional information.

As required, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” on January 1, 2008. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. At January 1, 2008, we maintained several insurance arrangements accounted for under EITF 06-4. The adoption of the guidance resulted in a reduction of retained earnings at January 1, 2008 of approximately $12 million and is not expected to have a material effect on our future results of operations or financial position.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard will require revisions to our derivative disclosures to provide greater transparency as to the use of derivative instruments and hedging activities. We will be required to provide enhanced disclosures as to (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This guidance will be effective for interim and annual financial statements beginning in first quarter 2009.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if (a) the transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor’s regaining control over the financial assets. This guidance will be effective January 1, 2009 for PNC.

NOTE 2 ACQUISITIONS AND DIVESTITURES

On March 31, 2008, we sold J.J.B. Hilliard, W.L. Lyons, LLC (“Hilliard Lyons”), a Louisville, Kentucky-based wholly-owned subsidiary of PNC and a full-service brokerage and financial services provider, to Houchens Industries, Inc. We recognized an after-tax gain of $23 million in the first quarter of 2008 in connection with this divestiture.

On April 4, 2008, we acquired Lancaster, Pennsylvania-based Sterling Financial Corporation (“Sterling”). Sterling shareholders received an aggregate of approximately $224 million in cash and 4.6 million shares of PNC common stock.

NOTE 3 VARIABLE INTEREST ENTITIES

As discussed in our 2007 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs as of March 31, 2008 and December 31, 2007 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2007 Form 10-K.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
March 31, 2008
Market Street	$5,186	$5,252	$8,992	(a)
Collateralized debt obligations	55	1	5
Partnership interests in low income housing projects	50	34	8
Total	$5,291	$5,287	$9,005
December 31, 2007
Market Street	$5,304	$5,330	$9,019	(a)
Collateralized debt obligations	255	177	6
Partnership interests in low income housing projects	50	34	8
Total	$5,609	$5,541	$9,033
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $8.8 billion and other credit enhancements of $.2 billion at both March 31, 2008 and December 31, 2007.

Market Street

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2007 and the first three months of 2008, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. PNC recognized program administrator fees and commitments fees related to PNC’s portion of the liquidity facilities of $4 million and $1 million, respectively, for the three months ended March 31, 2008.

Neither creditors nor investors in Market Street have any recourse to our general credit. The commercial paper obligations at March 31, 2008 and December 31, 2007 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. Of the $8.8 billion of liquidity facilities provided by PNC at March 31, 2008, only $2.8 billion required PNC to fund if the assets are in default.

Program-level credit enhancement in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities, is provided by PNC and a monoline insurer. PNC provides 25% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013. See Note 15 Commitments And Guarantees for additional information. The monoline insurer provides the remaining 75% of the enhancement in the form of a surety bond. The cash collateral account is subordinate to the surety bond.

Market Street is a limited liability company that has entered into a Subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.7 million as of March 31, 2008. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

We evaluated the design of Market Street, its capital structure, the Note and relationships among the variable interest holders under the provisions of FIN 46R. Based on this analysis, we are not the primary beneficiary as defined by FIN 46R and therefore Market Street is not reflected in our Consolidated Balance Sheet.

PNC considers changes to the variable interest holders (such as new expected loss note investors and changes to program-level credit enhancement providers), changes to the terms of expected loss notes, and new types of risks (such as foreign currency or interest rate) in Market Street as reconsideration events. PNC reviews the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred.

The aggregate assets and liabilities of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
March 31, 2008	$1,085	$1,085
December 31, 2007	$1,110	$1,110

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory ratios.

In February 2008, PNC Preferred Funding LLC (the “LLC”), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (“Trust III”) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the “LLC Preferred Securities”). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the “Trust II Securities”) of PNC Preferred Funding Trust II (“Trust II”) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of

6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust I Securities”) of PNC Preferred Funding Trust I (“Trust I”) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This minority interest totaled approximately $1.3 billion at March 31, 2008.

Our 2007 Form 10-K includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The Trust III Securities include dividend restriction covenants similar to those described for Trust II Securities.

NOTE 4 SECURITIES

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
March 31, 2008

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$20,510	$177	$(1,354)	$19,333
Commercial mortgage-backed	5,837	24	(99)	5,762
Asset-backed	2,858	9	(329)	2,538
US Treasury and government agencies	40	1		41
State and municipal	581	2	(22)	561
Other debt	108	1	(1)	108
Total debt securities	29,934	214	(1,805)	28,343
Corporate stocks and other	240		(2)	238
Total securities available for sale	$30,174	$214	$(1,807)	$28,581
December 31, 2007

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$21,147	$118	$(313)	$20,952
Commercial mortgage-backed	5,227	53	(16)	5,264
Asset-backed	2,878	4	(112)	2,770
US Treasury and government agencies	151	4		155
State and municipal	340	1	(5)	336
Other debt	85		(1)	84
Total debt securities	29,828	180	(447)	29,561
Corporate stocks and other	662	2		664
Total securities available for sale	$30,490	$182	$(447)	$30,225

We evaluate our securities available for sale portfolio in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At March 31, 2008, securities available for sale included a net unrealized loss of $1.6 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2007 was a net unrealized loss of $265 million.

The fair value of securities available for sale generally decreases when interest rates increase and vice versa. Values are also impacted by market volatility and illiquidity. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

Of the $1.8 billion of gross unrealized losses at March 31, 2008, $781 million related to securities that had been in a loss position for 12 months or more. At December 31, 2007, the comparable amounts were $447 million in gross unrealized losses and $195 million related to securities that had been in a loss position for 12 months or more. During the first quarter of 2008, unprecedented market volatility and relative illiquidity in certain asset sectors had an adverse impact on the valuation of certain of our securities available for sale. This occurred even as market interest rates (i.e., interest rate swap rates) declined by approximately 90 to 140 basis points, depending on the tenor of the instrument. Ongoing mortgage issues and general uncertainty in the broader U.S. housing market have adversely affected market spreads underlying the valuation of certain security classes.

The primary sectors affected in our portfolio were non-agency, or private-issuer securities, collateralized by residential mortgage and home equity loans. The credit quality outlook of these portfolios has remained stable, as only 1% of our primary available for sale security holdings (i.e., residential mortgage-backed, commercial mortgage-backed and asset-backed) were rated less than a “AAA” equivalent at March 31, 2008. At March 31, 2008 we also held approximately $79 million fair value of corporate debt securities. These debt securities are included in the “Other debt” category. At March 31, 2008, $53 million fair value was rated “AA” equivalent by at least two nationally recognized rating agencies, $17 million fair value was rated at least “A” equivalent by two nationally recognized rating agencies, and the remaining $9 million fair value either was rated “BBB” equivalent by two nationally recognized rating agencies or was not rated. The amortized cost of these debt securities totaled $79 million, with no unrealized loss on an individual holding in excess of $1 million. We do not believe that our securities available for sale portfolio had an other-than-

temporary impairment at March 31, 2008 as the majority of the unrealized loss related to this portfolio was attributable to changes in market spreads and not from the deterioration in the credit quality of the security or the underlying collateral where applicable.

However, if the current issues affecting the US housing market were to continue for the foreseeable future or worsen, or if market volatility and illiquidity were to continue or worsen, or if market interest rates were to increase appreciably, the valuation of our available for sale securities portfolio could be adversely affected.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 3 years and 6 months at both March 31, 2008 and December 31, 2007.

Information relating to securities sold is set forth in the following table:

Securities Sold

Three months ended March 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Income Tax Expense/ (Benefit)
2008	$2,363	$41		$41	$14
2007	3,425	9	$(12)	(3)	(1)

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $22.1 billion at March 31, 2008 and $24.2 billion at December 31, 2007. The pledged securities include positions held in our portfolio of securities available for sale, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $2.0 billion at March 31, 2008 and $2.3 billion at December 31, 2007 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $900 million was repledged to others at March 31, 2008 and $1.5 billion was repledged to others at December 31, 2007.

NOTE 5 ASSET QUALITY

The following table sets forth nonperforming assets and related information:

Dollars in millions	March 31, 2008	December 31, 2007
Nonaccrual loans
Commercial	$238	$193
Commercial real estate	273	212
Consumer	19	17
Residential mortgage	10	10
Lease financing	3	3
Total nonaccrual loans	543	435
Restructured loans	2	2
Total nonperforming loans	545	437
Foreclosed and other assets
Residential mortgage	21	16
Lease financing	11	11
Other	10	14
Total foreclosed and other assets	42	41
Total nonperforming assets (a) (b)	$587	$478
Nonperforming loans to total loans	.77%	.64%
Nonperforming assets to total loans and foreclosed assets	.83	.70
Nonperforming assets to total assets	.42	.34
(a)	Excludes equity management assets that are carried at estimated fair value of $5 million at March 31, 2008 and $4 million at December 31, 2007.
(b)	Excludes loans held for sale carried at lower of cost or market value of $35 million at March 31, 2008 and $25 million at December 31, 2007.

Changes in the allowance for loan and lease losses were as follows:

In millions	2008	2007
Allowance at January 1	$830	$560
Charge-offs
Commercial	(70)	(31)
Commercial real estate	(11)
Consumer	(28)	(17)
Lease financing	(1)
Total charge-offs	(110)	(48)
Recoveries
Commercial	8	7
Consumer	4	5
Total recoveries	12	12
Net charge-offs
Commercial	(62)	(24)
Commercial real estate	(11)
Consumer	(24)	(12)
Lease financing	(1)
Total net charge-offs	(98)	(36)
Provision for credit losses	151	8
Acquired allowance–Mercantile		142
Net change in allowance for unfunded loan commitments and letters of credit	(18)	16
Allowance at March 31	$865	$690

Net interest income less the provision for credit losses was $703 million for the first three months of 2008 compared with $615 million for the first three months of 2007.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2008	2007
Allowance at January 1	$134	$120
Acquired allowance – Mercantile		17
Net change in allowance for unfunded loan commitments and letters of credit	18	(16)
Allowance at March 31	$152	$121

NOTE 6 FAIR VALUE

Fair Value Measurement

SFAS 157 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability on the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants.

SFAS 157 establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below. The financial instruments in Level 3 are typically less liquid.

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities may include debt securities, equity securities and listed derivative contracts that are traded in an active exchange market and certain US Government and agency-backed securities that are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the asset or liability. Level 2 assets and liabilities may include debt securities, equity securities and listed derivative contracts with quoted prices that are traded in markets that are not active, and certain debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs. This category generally includes certain US Government and agency mortgage-backed debt securities, private-issuer securities, other asset-backed securities, corporate debt securities, and derivative contracts.

Level 3

Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain commercial mortgage loans held for sale, private equity investments, and certain financial derivative contracts.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below:

Fair Value Measurements - Summary

	March 31, 2008
In millions	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$3,405	$24,943	$233	$28,581
Financial derivatives (a)	63	3,983	90	4,136
Trading securities (b)	796	2,297		3,093
Commercial mortgage loans held for sale (c)			2,068	2,068
Customer resale agreements (d)		1,032		1,032
Equity investments			545	545
Other assets		229	4	233
Total assets	$4,264	$32,484	$2,940	$39,688

Liabilities
Financial derivatives (e)	$72	$2,986	$239	$3,297
Trading securities sold short (f)	938	29		967
Other liabilities		226		226
Total liabilities	$1,010	$3,241	$239	$4,490
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in trading securities and other short-term investments on the Consolidated Balance Sheet.
(c)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for certain commercial mortgage loans held for sale intended for CMBS securitization.
(d)	Included in federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for this item.
(e)	Included in other liabilities on the Consolidated Balance Sheet.
(f)	Included in other borrowed funds on the Consolidated Balance Sheet.

The table below presents a reconciliation for January 1, 2008 to March 31, 2008 of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. This table also provides a summary of the portion of gains or losses included in pretax income relating to those assets and liabilities held at March 31, 2008.

Reconciliation of Level 3 Fair Value Measurements

Level 3 Instruments Only In millions	Securities available for sale (a)	Financial derivatives (a)	Commercial mortgage loans held for sale (b)	Equity investments (a)	Other assets (a)	Total assets	Financial derivatives (a)	Total liabilities
December 31, 2007	$285	$130	$2,018	$568	$4	$3,005	$326	$326
Impact of SFAS 157 and SFAS 159 adoption (c)		2	2			4
Balance, January 1, 2008	285	132	2,020	568	4	3,009	326	326
Total realized/unrealized gains (losses):
Included in earnings		(31)	(130)	25		(136)	(69)	(69)
Included in other comprehensive income	(54)					(54)
Purchases, issuances, and settlements, net	2	(11)	178	(48)		121	(18)	(18)
March 31, 2008	$233	$90	$2,068	$545	$4	$2,940	$239	$239
Total gains (losses) included in income attributable to unrealized gains (losses) relating to those assets or liabilities held at March 31, 2008		$(34)	$(130)	$15		$(149)	$(28)	$(28)
(a)	Carried at fair value prior to our adoption of SFAS 157.
(b)	We elected the fair value option under SFAS 159 for this item.
(c)	The after-tax adjustment to beginning retained earnings from the adoption of SFAS 157 and SFAS 159 related to Level 3 fair value measurements was approximately $1 million each.

Net losses (realized or unrealized) relating to Level 3 assets and liabilities for the three months ended March 31, 2008 of $67 million are included in other noninterest income in the Consolidated Income Statement. Net unrealized losses related to positions held at March 31, 2008 of $121 million were included in other noninterest income in the Consolidated Income Statement.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.

Fair Value Measurements – Nonrecurring

	March 31, 2008				Total losses for three months ended March 31, 2008
In millions	Level 1	Level 2	Level 3	Total Fair Value
Assets
Nonaccrual loans		$8	$174	$182	$(26)
Loans held for sale		4	101	105	(8)
Total assets		$12	$275	$287	$(34)

Fair Value Option

Commercial Mortgage Loans Held For Sale

Effective January 1, 2008, we elected to account for certain commercial mortgage loans classified as held for sale at fair value under the provisions of SFAS 159. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. It also eliminates the requirements of hedge accounting under SFAS 133.

PNC has not elected the fair value option for the remainder of our loans held for sale portfolio as the amounts are not significant and hedge accounting is not used for these loans.

We determine the fair value of commercial mortgage loans held for sale by using a synthetic securitization methodology. Observable inputs include the pricing of commercial mortgage-backed securities (“CMBS”) with similar collateral and using tranche interest rates from end of period yield curves. Management assumptions include subordination levels, CMBS bond spreads, and the value of the mortgage servicing rights. Adjustments are made to the valuations to account for securitization uncertainties, including the composition of the portfolio, market conditions, and liquidity.

At March 31, 2008, commercial mortgage loans held for sale for which the fair value option had been elected had an aggregate fair value of $2.1 billion and an aggregate outstanding principal balance of $2.2 billion. These amounts are included in loans held for sale on our Consolidated Balance Sheet.

Interest income on these loans is recorded as earned and reported in the Consolidated Income Statement in the caption

Interest Income – Loans. Net losses resulting from changes in fair value of these loans of $130 million were recorded in other noninterest income for the first three months of 2008. The change in fair value due to instrument-specific credit risk for the first three months of 2008 was not material. The changes in fair value of these loans were partially offset by changes in the fair value of the related financial derivatives that economically hedged these loans.

Upon our adoption of SFAS 159, origination fees/costs were recognized immediately within the appropriate line item in the Consolidated Income Statement and were not material. Previously, the net fees/costs were deferred as part of the carrying amount of the loans and recognized when the loans were sold.

Customer Resale Agreements and Bank Notes

Also effective January 1, 2008, we elected to account for structured resale agreements and structured bank notes at fair value, which are economically hedged using free-standing financial derivatives.

The fair value for structured resale agreements and structured bank notes is determined using a model which includes observable market data as inputs. At March 31, 2008, the aggregate fair value of $1.0 billion and principal balance of $980 million were included in federal funds sold and resale agreements on our Consolidated Balance Sheet. At March 31, 2008, certain long-term bank notes with an aggregate fair value and principal balance of $11 million were included in borrowed funds.

The following table summarizes the financial assets and liabilities for which we elected the fair value option effective January 1, 2008 and the related cumulative-effect adjustment to retained earnings.

Fair Value Option – Adoption

In millions	December 31 2007	Retained Earnings Net Gain (Loss)	January 1 2008
Assets
Customer resale agreements (a)	$738	$23	$761
Commercial mortgage loans held for sale	2,018	2	2,020
Liabilities
Bank notes	11		11
Cumulative–effect adjustment, before taxes		25
Tax impact		(9)
Cumulative-effect adjustment, after taxes		$16
(a)	Includes structured resale agreements that are economically hedged with derivatives.

The following table summarizes the changes in fair value included in other noninterest income in the Consolidated Income Statement for items for which the fair value election was made.

Fair Value Option – Changes in Fair Value

In millions	Total gains (losses) for three months ended March 31, 2008
Assets
Customer resale agreements	$29
Commercial mortgage loans held for sale	(130)

The following table summarizes the difference between fair values and the aggregate unpaid principal balances of financial assets and liabilities for which the fair value election was made.

Fair Value Option

Fair Value and Principal Balances

In millions	Fair Value March 31, 2008	Aggregate Unpaid Principal Balance March 31, 2008	Difference
Assets
Customer resale agreements	$1,032	$980	$52
Commercial mortgage loans held for sale (a)	2,068	2,175	(107)
Liabilities
Bank notes	11	11
(a) Includes loans held for sale which are 90 days past due.	$9	$9

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business segment for the three months ended March 31, 2008 follows:

Goodwill

In millions	December 31 2007	Additions/ Adjustments	March 31 2008
Retail Banking	$5,628	$(156)	$5,472
Corporate & Institutional Banking	1,491	(3)	1,488
PFPC	1,229		1,229
BlackRock	57	(2)	55
Total	$8,405	$(161)	$8,244

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at that date becomes available. We are awaiting certain information relating to pre-acquisition contingencies. Revisions would likely result in subsequent adjustments to goodwill.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	March 31 2008	December 31 2007
Customer-related and other intangibles
Gross carrying amount	$708	$708
Accumulated amortization	(287)	(263)
Net carrying amount	$421	$445
Mortgage and other loan servicing rights
Gross carrying amount	$1,014	$1,001
Accumulated amortization	(330)	(300)
Net carrying amount	$684	$701
Total	$1,105	$1,146

While most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, mortgage and other loan servicing rights and certain core deposit intangibles are amortized on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 15 years, with a weighted-average remaining useful life of approximately eight years. Our mortgage and other loan servicing rights are amortized primarily over a period of five to 10 years in proportion to the estimated net servicing cash flows from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the three months ended March 31, 2008 are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2007	$8,405	$445	$701
Additions/adjustments:
Hilliard Lyons divestiture	(141)
Yardville acquisition	(11)
Mercantile acquisition	(7)
ARCS acquisition			(3)
Mortgage and other loan servicing rights			16
BlackRock	(2)
Amortization		(24)	(30)
Balance at March 31, 2008	$8,244	$421	$684

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We record goodwill when BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest.

Servicing revenue from both commercial and residential mortgage servicing assets and liabilities generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances, and ancillary fees totaling $43 million for both the three months ended March 31, 2008 and March 31, 2007. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for the first three months of 2008 was $54 million. Amortization expense on existing intangible assets for the remainder of 2008 and for 2009 through 2013 is estimated to be as follows:

•	Remainder of 2008: $118 million,
•	2009: $154 million,
•	2010: $142 million,
•	2011: $127 million,
•	2012: $110 million, and
•	2013: $91 million.

NOTE 8 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

In February 2008, PNC Capital Trust E was formed and issued $450 million of 7.75% capital securities due March 15, 2068 that are redeemable on or after March 15, 2013 at par.

At March 31, 2008, our other capital securities of subsidiary trusts are as described in Note 12 Capital Securities of Subsidiary Trusts in our 2007 Form 10-K. All of these trusts, including PNC Capital Trust E, are wholly owned finance subsidiaries of PNC. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

The obligations of PNC, as the direct parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 22 Regulatory Matters in our 2007 Form 10-K.

PNC is subject to restrictions on dividends and other provisions similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 3 Variable Interest Entities.

NOTE 9 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

Pension and PostRetirement Plans

As more fully described in our 2007 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees. We provide certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans. The nonqualified pension and postretirement benefit plans are unfunded.

The components of our net periodic pension and post-retirement benefit cost for the first three months of 2008 and 2007 were as follows:

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Three months ended March 31 In millions	2008	2007	2008	2007	2008	2007
Net periodic cost consists of:
Service cost	$11	$9			$1	$1
Interest cost	22	19	$2	$1	4	3
Expected return on plan assets	(40)	(36)
Amortization of prior service cost					(2)	(2)
Amortization of actuarial losses (gains)			1	1
Net periodic cost (benefit)	$(7)	$(8)	$3	$2	$3	$2

Stock-Based Compensation Plans

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of March 31, 2008, no incentive stock options or stock appreciation rights were outstanding. The Incentive Plans are more fully described in Note 18 Stock-Based Compensation Plans of our 2007 Form 10-K.

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

Generally, options granted under the Incentive Plans vest ratably over a three-year period as long as the grantee remains an employee or, in certain cases, retires from PNC. For all options granted prior to the adoption of SFAS 123R “Share-Based Payment” (“SFAS 123R”), we recognized compensation expense over the three-year vesting period. If an employee retired prior to the end of the three-year vesting period, we accelerated the expensing of all unrecognized compensation costs at the retirement date. As required under SFAS 123R, we recognize compensation expense for options granted to retirement-eligible employees after January 1, 2006 in the period granted, in accordance with the service period provisions of the options. Total compensation expense recognized related to PNC stock options during the first three months of 2008 and 2007 was $4 million and $6 million, respectively.

For purposes of computing stock option expense, we estimated the fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are very subjective.

We used the following assumptions in the option-pricing model to determine 2008 and 2007 stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Option Pricing Assumptions

Weighted average for the three months ended March 31	2008	2007
Risk-free interest rate	2.8%	4.9%
Dividend yield	3.3%	3.4%
Volatility	18.2%	19.4%
Expected life	5.5 yrs.	4.6 yrs.

The following table summarizes PNC stock option information as of and for the three-month period ending March 31, 2008:

	Shares (thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2007	14,326	$62.15
Granted	1,897	57.28
Exercised	(173)	53.71
Cancelled	(31)	70.70
Outstanding at March 31, 2008	16,019	$61.64
Exercisable at March 31, 2008	12,017	$60.65

The weighted-average grant-date fair value of options granted during the first three months of 2008 and 2007 was $7.50 and $12.01 per option, respectively. To determine stock-based compensation expense under SFAS 123R, the grant-date fair value is applied to the options granted with a reduction made for estimated forfeitures. During the first three months of 2008 we issued approximately 147 thousand shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we intend to utilize treasury stock for future stock option exercises.

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

We recognize compensation expense for incentive/performance unit share awards and restricted stock/unit awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to PNC incentive/performance unit share awards and restricted stock/unit awards during the first three months of 2008 was approximately $11 million, compared with $10 million during the first three months of 2007.

The following table summarizes PNC nonvested incentive/performance unit share awards and restricted stock/unit awards as of and for the three month period ending March 31, 2008:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Units	Weighted- Average Grant Date Fair Value
Dec. 31, 2007	316	$66.31	1,869	$60.20
Granted	161	52.41	473	54.79
Vested			(555)	49.79
Forfeited			(4)	67.68
March 31, 2008	477	$61.62	1,783	$62.00

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares and for estimated forfeitures on restricted stock/unit awards.

At March 31, 2008, there was $59 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than 5 years.

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

During the next twelve months, we expect to reclassify to earnings $232 million of pretax net gains, or $151 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income (loss). This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2008. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans. As of March 31, 2008 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

Any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in net gains of $1 million for the first three months of 2008 and a minimal net loss for the first three months of 2007.

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

Interest rate lock commitments for, as well as commitments to buy or sell, mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on certain commercial mortgage interest rate lock commitments is economically hedged with pay-fixed interest rate swaps and forward sales agreements. These contracts mitigate the impact on earnings of exposure to a certain referenced rate. The fair value of loan commitments has been recorded pursuant to guidance in SAB 109.

Free-standing derivatives also include positions we take based on market expectations or to benefit from price differentials between financial instruments and the market based on stated risk management objectives.

Derivative Counterparty Credit Risk

By purchasing and writing derivative contracts we are exposed to credit risk if the counterparties fail to perform. We minimize credit risk through credit approvals, limits, monitoring procedures and collateral requirements. We generally enter into transactions with counterparties that carry high quality credit ratings. Nonperformance risk including credit risk is included in the determination of the estimated net fair value.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At March 31, 2008 we held short-term investments, US government securities and mortgage-backed securities with a fair value of $684 million. We pledged short-term investments with a fair value of $479 million under these agreements.

The total notional or contractual amounts, estimated net fair values and credit risk for derivatives at March 31, 2008 and December 31, 2007 follow:

	March 31, 2008			December 31, 2007
In millions	Notional/ Contract amount	Estimated net fair value	Credit risk	Notional/ Contract amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES
Fair value hedges	$9,415	$563	$566	$10,568	$190	$283
Cash flow hedges	10,056	570	570	7,856	325	325
Total	$19,471	$1,133	$1,136	$18,424	$515	$608
FREE-STANDING DERIVATIVES
Interest rate contracts	$144,195	$(281)	$2,024	$170,889	$(17)	$1,259
Equity contracts	1,345	(47)	107	1,824	(69)	144
Foreign exchange contracts	22,673	(1)	204	15,741	13	153
Credit derivatives	5,607	139	226	5,823	42	96
Options	47,911	56	423	64,448	87	496
Risk participation agreements	1,233		1	1,183
Commitments related to mortgage-related assets	2,930	2	15	3,190	10	15
Other (a)	503	(162)		642	(201)
Total	$226,397	$(294)	$3,000	$263,740	$(135)	$2,163
(a)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs and to certain customer-related derivatives.

NOTE 11 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

	Three months ended March 31
In millions, except share and per share data	2008	2007
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income applicable to basic earnings per common share (a)	$377	$459
Basic weighted-average common shares outstanding (in thousands)	339,196	308,170
Basic earnings per common share	$1.11	$1.49
(a) Preferred dividends declared were less than $.5 million for each period.

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (b) (c)
Net income	$377	$459
Less: BlackRock adjustment for common stock equivalents	4	2
Net income applicable to diluted earnings per common share	$373	$457
Basic weighted-average common shares outstanding (in thousands)	339,196	308,170
Conversion of preferred stock Series A and B	64	65
Conversion of preferred stock Series C and D	518	562
Conversion of debentures	2	2
Exercise of stock options	1,001	1,969
Incentive/performance unit share and restricted stock/unit awards	1,146	1,146
Diluted weighted-average common shares outstanding (in thousands)	341,927	311,914
Diluted earnings per common share	$1.09	$1.46
(b) Excludes stock options considered to be anti-dilutive (in thousands)	8,061	4,826
(c) Excludes exchangeable senior notes considered to be anti-dilutive (in thousands)		7,779

NOTE 12 SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first three months of 2008 follows. Our preferred stock outstanding as of March 31, 2008 and December 31, 2007 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2007	341	$1,764	$2,618	$11,497	$(147)	$(878)	$14,854
Net effect of adopting EITF 06-4				(12)			(12)
Net effect of adopting SFAS 157 and SFAS 159				17			17
Balance at January 1, 2008	341	$1,764	$2,618	$11,502	$(147)	$(878)	$14,859
Net income				377			377
Other comprehensive income (loss), net of tax
Net unrealized securities losses					(838)		(838)
Net unrealized gains on cash flow hedge derivatives					181		181
Pension, other postretirement and postemployment benefit plan adjustments					28		28
Other (a)					(3)		(3)
Comprehensive income (loss)							(255)
Cash dividends declared
Common ($.63 per share)				(215)			(215)
Treasury stock activity (b)			(17)			49	32
Tax benefit of stock option plans			3				3
Stock options granted			4				4
Effect of BlackRock equity transactions			5				5
Restricted stock/unit and incentive/performance unit share transactions			(10)				(10)
Balance at March 31, 2008	341	$1,764	$2,603	$11,664	$(779)	$(829)	$14,423

Comprehensive income for the three months ended March 31, 2007 totaled $532 million.

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Three months ended March 31, 2008 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Increase in net unrealized losses on securities held at period end	$(1,297)	$478	$(819)
Less: Net gains realized in net income (c)	30	(11)	19
Change in net unrealized securities losses	(1,327)	489	(838)
Change in net unrealized gains on cash flow hedge derivatives:
Increase in net unrealized gains on cash flow hedge derivatives	290	(107)	183
Less: Net losses realized in net income	2		2
Change in net unrealized gains on cash flow hedge derivatives	288	(107)	181
Change in pension, other postretirement and postemployment benefit plan adjustments	44	(16)	28
Change in other (a)	(8)	5	(3)
Change in other comprehensive income (loss)	$(1,003)	$371	$(632)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	March 31, 2008		December 31, 2007
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains (losses)	$(1,592)	$(1,005)	$(265)	$(167)
Net unrealized gains on cash flow hedge derivatives	565	356	277	175
Pension, other postretirement and postemployment benefit plan adjustments	(237)	(149)	(281)	(177)
Other, net (a)	43	19	51	22
Accumulated other comprehensive loss	$(1,221)	$(779)	$(218)	$(147)
(a)	Consists of foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income.
(b)	Net treasury stock activity for the period totaled less than .5 million shares.
(c)	The pretax amount represents net unrealized losses at December 31, 2007 that were realized in 2008 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2008.

NOTE 13 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

As required by SEC Regulation S-X, summarized consolidated financial information of BlackRock follows (in millions):

	March 31 2008	December 31 2007
Total assets	$21,816	$22,562
Total liabilities	$9,423	$10,387
Non-controlling interest	579	578
Stockholders’ equity	11,814	11,597
Total liabilities, non-controlling interest and stockholders’ equity	$21,816	$22,562

Three months ended March 31	2008	2007
Total revenue	$1,300	$1,005
Total expenses	904	733
Operating income	396	272
Non-operating income (expense)	(19)	158
Income before income taxes and non-controlling interest	377	430
Income taxes	130	110
Non-controlling interest	5	125
Net income	$242	$195

NOTE 14 LEGAL PROCEEDINGS

The disclosure below updates the description of legal proceedings in Note 23 Legal Proceedings in Part II, Item 8 of our 2007 Annual Report on Form 10-K.

Data Treasury

In March 2006, a first amended complaint was filed in the United States District Court for the Eastern District of Texas by Data Treasury Corporation against PNC and PNC Bank, N.A., as well as more than 50 other financial institutions, vendors, and other companies, claiming that the defendants are infringing, and inducing or contributing to the infringement of, the plaintiff’s patents, which allegedly involve check imaging, storage and transfer. In its complaint, the plaintiff sought unspecified damages and interest and trebling of both, attorneys’ fees and other expenses, and injunctive relief against the alleged infringement. In April 2008, PNC and PNC Bank, N.A. settled this case with the plaintiff. The amount of the settlement is not material to PNC.

Adelphia

In March 2008, the United States Court of Appeals for the Second Circuit affirmed the order of the United States District Court for the Southern District of New York approving the settlement of the consolidated class action lawsuit described in our 2007 Form 10-K. The amount for which we are responsible under this settlement is insignificant. The non-settled lawsuits are still pending.

CBNV Mortgage Litigation

In February 2008, the United States District Court for the Western District of Pennsylvania denied the motions of some of the objecting plaintiffs for permission to appeal the district court’s order conditionally certifying a class for settlement purposes and preliminarily approving the settlement described in our 2007 Form 10-K. In March 2008, the United States Court of Appeals for the Third Circuit denied the same plaintiffs’ motion for a stay and for permission to appeal the order of the district court. This proposed settlement remains subject to final court approval.

In April 2008, the General Court of Justice, Superior Court Division, for Wake County, North Carolina granted plaintiffs’ motion for summary judgment on their individual claims in the case sent back to that court by the Pennsylvania district court in January 2008.

Sterling Financial Corporation Matters

Subsequent to the end of the first quarter of 2008, we completed the acquisition of Sterling Financial Corporation through the merger of Sterling into The PNC Financial Services Group, Inc. As a result, we are now responsible for litigation pending against Sterling and its subsidiaries at that time. We will also be responsible for future litigation arising out of the conduct of the business of Sterling and its subsidiaries before the acquisition.

The following is a description of the significant Sterling-related legal proceedings currently pending against us. All of these matters arise in connection with Sterling’s commercial finance subsidiary, Equipment Finance LLC, which we refer to as EFI. We provide additional information regarding the EFI situation, the resulting investigations, and the financial impact on Sterling in our Registration Statement on Form S-4 relating to the merger. We refer you particularly to the information set forth under these captions.

•	“The Merger—Background of the Merger.”
•	“Recent Developments Regarding Sterling.”
•	“Supplemental Information Regarding Sterling Financial Corporation—Introduction” and “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement.”
•	“Note 2—Restatement of the Consolidated Financial Statements” in Notes to Sterling Financial Corporation Consolidated Financial Statements.

Securities Class-Action and Related Lawsuits. Several class action lawsuits were filed in May, June and July 2007 in the United States District Courts for the Eastern District of Pennsylvania and the Southern District of New York related to the EFI situation. In October 2007, the lawsuits filed in New York were transferred to the Pennsylvania court for coordinated pretrial proceedings. In February 2008, the plaintiffs filed a consolidated amended complaint on behalf of those who purchased Sterling common stock during the period from April 27, 2004 through May 24, 2007. This complaint names Sterling, Bank of Lancaster County, N.A. (a predecessor to a bank subsidiary of Sterling), EFI, and members of their management as defendants. The plaintiffs allege violations of the federal securities laws, including allegations that Sterling’s public statements and filings fraudulently omitted information and included fraudulent misrepresentations about the improprieties at EFI as well as about their impact on Sterling’s earnings and related matters. The plaintiffs assert that the price for Sterling stock was fraudulently inflated during the class period due to the alleged omissions and misrepresentations, and seek unspecified damages, interest, attorneys’ fees and costs. (As a result of our acquisition of Sterling, we may be responsible for indemnifying individual defendants in connection with this lawsuit.) We have filed a motion to dismiss this complaint. In addition, shareholders who received Sterling common shares as consideration in Sterling acquisition transactions are seeking to, or have threatened to, assert separate claims similar to those in the consolidated amended complaint.

Other Civil Litigation. Beginning in December 2007, five banks have filed lawsuits against Sterling and EFI in several Pennsylvania courts of common pleas, asserting various common law claims against Sterling, EFI or both arising out of the banks’ purchase of equipment loans from EFI. These banks seek recovery of the purchase price of the outstanding equipment loans that they purchased, plus, depending on the claim, punitive damages, interest, costs, and attorneys’ fees.

Governmental Investigations. The SEC is conducting a non-public investigation into the EFI situation. The United States Attorney’s Office for the Eastern District of Pennsylvania is also investigating the EFI situation. We are cooperating with both of these investigations and providing information in response to requests, as did Sterling before the merger.

NOTE 15 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at March 31, 2008 included the following:

•	Private equity investments: $273 million,
•	Affordable housing limited partnerships: $90 million,
•	Other investments: $62 million, and
•	Historic tax credits: $23 million.

The amount of other investments at March 31, 2008 included those related to Steel City Capital Funding LLC (“Steel City”). We entered into a joint venture with a third party on March 1, 2007 to form Steel City for purposes of purchasing and originating second lien loans and turnaround loans. Steel City is a limited liability company in which various PNC subsidiaries hold approximately a 31% equity ownership. Our 2007 Form 10-K has additional information on this investment. At March 31, 2008, our capital contribution to

Steel City was approximately $25 million with a commitment to fund an additional $53 million. The third party investor has contributed $56 million with a commitment to fund an additional $119 million. We evaluated the accounting for this transaction under GAAP and determined that our aggregate investment will be accounted for under the equity method.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit totaled $5.2 billion at March 31, 2008. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on March 31, 2008 had terms ranging from less than one year to 15 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $7.3 billion at March 31, 2008, of which $2.0 billion support remarketing programs.

Assets valued as of March 31, 2008 of approximately $.9 billion secured certain specifically identified standby letters of credit. Approximately $2.2 billion in recourse provisions from third parties was also available for this purpose as of March 31, 2008. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $66 million at March 31, 2008.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At March 31, 2008, the aggregate of PNC’s commitments under these facilities was $395 million. PNC also enters into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At March 31, 2008, our total commitments under these facilities were $9.0 billion, of which $8.8 billion was related to Market Street.

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

As further described in our 2007 Form 10-K, we enter into certain types of agreements that include provisions for indemnifying third parties. We also enter into certain types of agreements, including leases, assignments of leases, and subleases, in which we agree to indemnify third parties for acts by our agents, assignees and/or sublessees, and employees. In addition, we enter into contracts for the delivery of technology service in which we indemnify the other party against claims of patent and copyright infringement by third parties. Due to the nature of these indemnification provisions, we cannot calculate our aggregate potential exposure under them.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs and Sterling, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during 2008. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities facilitated by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At March 31, 2008, the total maximum potential exposure as a result of these indemnity obligations was $9.1 billion, although the collateral at the time exceeded that amount.

VISA INDEMNIFICATION

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (“Visa”).

As further described in our 2007 Form 10-K, in October 2007 Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members (“Visa Reorganization”) in contemplation of its initial public offering (“IPO”). As part of the Visa Reorganization, we received our proportionate share of a class of Visa Inc. common stock allocated to the US members. Prior to the IPO, the US members were obligated to indemnify Visa for judgments and settlements related to specified litigation. In accordance with

GAAP, during the fourth quarter of 2007 we recorded a liability and pretax operating expense of $82 million representing our estimate of the fair value of our indemnification obligation for potential losses arising from this litigation.

Visa’s IPO occurred in March 2008. Visa redeemed 2.2 million of our investment in Visa Class B common shares for cash out of the proceeds of the IPO. Accordingly, we recognized a pretax gain of $95 million during the first quarter of 2008 in other noninterest income in connection with this redemption. In addition, Visa set aside $3 billion of the IPO proceeds in an escrow account for the benefit of the US member financial institutions to fund the expenses of the litigation as well as the members’ proportionate share of any judgments or settlements that may arise out of the litigation. Therefore, we reduced our indemnification liability proportionately based upon the escrowed amount via a credit to noninterest expense of $43 million pretax during the first quarter of 2008. At March 31, 2008, our remaining recorded Visa indemnification liability totaled $39 million.

RECOURSE AGREEMENT WITH GOVERNMENT AGENCIES

In connection with our July 2007 acquisition of ARCS, we are authorized to originate, underwrite, close and service commercial mortgage loans and then sell them to Fannie Mae under Fannie Mae’s DUS program. We have similar arrangements with Freddie Mac.

Under these programs, we assume up to one-third of the risk of loss on unpaid principal balances. At March 31, 2008, the maximum recourse liability was $3.6 billion. Accordingly, we maintain a reserve for such potential losses which approximates the fair value of this liability. At March 31, 2008, the unpaid principal balance outstanding of loans sold as a participant in these programs was $11.8 billion. The fair value of the guarantee, in the form of reserves for losses under this program, totaled $40 million as of March 31, 2008 and is included in other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have an interest in the collateral underlying the mortgage loans on which losses occurred. The serviced loans are not included on our Consolidated Balance Sheet.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At March 31, 2008, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $30 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $82 million at March 31, 2008. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $1.7 billion at March 31, 2008.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to nine years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements was approximately $586 million at March 31, 2008.

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

NOTE 16 SEGMENT REPORTING

We have four major businesses engaged in providing banking, asset management and global fund processing products and services:

•	Retail Banking,
•	Corporate & Institutional Banking,
•	BlackRock, and
•	PFPC.

Results of individual businesses are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Financial results are presented, to the extent practicable, as if each business, with the exception of our BlackRock segment, operated on a stand-alone basis. As permitted under GAAP, we have aggregated the business results for certain operating segments for financial reporting purposes.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We have assigned to Retail Banking capital equal to 6% of funds to reflect the capital required for well-capitalized domestic banks and to approximate market comparables for this business. The capital assigned for PFPC reflects its legal entity shareholders’ equity.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the business segment loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories in the business segment tables. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, acquisition integration costs, asset and liability management activities, related net securities gains or losses, certain trading activities and equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), and most corporate overhead.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to approximately 2.9 million consumer and small business customers within our primary geographic markets. Our customers are serviced through approximately 1,100 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. Brokerage services are provided through PNC Investments, LLC and, prior to March 31, 2008, Hilliard Lyons. See Note 2 Acquisitions And Divestitures regarding our sale of Hilliard Lyons on March 31, 2008.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with $1.364 trillion of assets under management at March 31, 2008. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services globally to institutional investors. At March 31, 2008, PNC’s ownership interest in BlackRock was approximately 33.4%.

PFPC is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, subaccounting, and distribution. Financial advisor services include managed accounts and information management. PFPC serviced $2.6 trillion in total assets and 76 million shareholder accounts as of March 31, 2008 both domestically and internationally through its Ireland and Luxembourg operations.

Results Of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2008
INCOME STATEMENT
Net interest income (expense)	$497	$237		$(10)	$130		$854
Noninterest income	622	1	$81	238	36	$(11)	967
Total revenue	1,119	238	81	228	166	(11)	1,821
Provision for (recoveries of) credit losses	104	49			(2)		151
Depreciation and amortization	31	6		18	30		85
Other noninterest expense	550	209		164	44	(10)	957
Earnings (loss) before income taxes	434	(26)	81	46	94	(1)	628
Income taxes	213	(28)	21	17	28		251
Earnings (loss)	$221	$2	$60	$29	$66	$(1)	$377
Inter-segment revenue	$4	$3	$4	$6	$(6)	$(11)
AVERAGE ASSETS (a)	$45,856	$35,245	$4,357	$2,699	$56,248	$(3,850)	$140,555
2007
INCOME STATEMENT
Net interest income (expense)	$451	$180		$(8)			$623
Noninterest income	387	187	$66	208	$153	$(10)	991
Total revenue	838	367	66	200	153	(10)	1,614
Provision for (recoveries of) credit losses	23	(16)			1		8
Depreciation and amortization	22	5		15	24		66
Other noninterest expense	474	188		138	85	(7)	878
Earnings (loss) before income taxes	319	190	66	47	43	(3)	662
Income taxes	118	58	15	16	(7)	3	203
Earnings (loss)	$201	$132	$51	$31	$50	$(6)	$459
Inter-segment revenue	$6	$3	$4	$4	$(7)	$(10)
AVERAGE ASSETS (a)	$34,449	$26,498	$3,870	$2,378	$44,087	$(3,860)	$107,422

(a)	Period-end balances for BlackRock and PFPC.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis, the inclusion of first quarter 2007 BlackRock/MLIM transaction integration costs and first quarter 2008 Albridge Solutions and Coates Analytics integration costs in “Other” in the Item 2 presentation, and classification differences related to PFPC. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of other nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section.

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	First Quarter 2008			Fourth Quarter 2007
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Securities available for sale
Residential mortgage-backed	$20,506	$281	5.47%	$20,592	$285	5.54%
Commercial mortgage-backed	5,538	74	5.32	4,921	66	5.30
Asset-backed	2,849	37	5.25	2,704	37	5.52
U.S. Treasury and government agencies	90	1	5.97	155	1	4.38
State and municipal	411	7	6.95	306	4	4.57
Other debt	84	1	6.06	52	1	6.02
Corporate stocks and other	494	4	3.20	458	4	4.34
Total securities available for sale	29,972	405	5.41	29,188	398	5.46
Loans, net of unearned income
Commercial	29,147	472	6.40	27,528	488	6.95
Commercial real estate	8,986	150	6.59	8,919	170	7.43
Lease financing	2,484	17	2.79	2,552	15	2.41
Consumer	18,897	288	6.12	18,150	300	6.57
Residential mortgage	9,411	142	6.05	9,605	147	6.10
Other	391	7	6.99	400	7	7.10
Total loans, net of unearned income	69,316	1,076	6.18	67,154	1,127	6.62
Loans held for sale	3,607	51	5.62	3,408	53	6.09
Federal funds sold and resale agreements	3,040	25	3.25	2,516	28	4.29
Other	5,384	71	5.30	4,926	71	5.73
Total interest-earning assets/interest income	111,319	1,628	5.83	107,192	1,677	6.19
Noninterest-earning assets:
Allowance for loan and lease losses	(852)			(749)
Cash and due from banks	3,027			3,089
Other	27,061			25,418
Total assets	$140,555			$134,950
Liabilities, Minority and Noncontrolling Interests, and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$25,405	167	2.64	$24,697	201	3.21
Demand	9,580	21.87		9,587	26	1.11
Savings	2,625	2.33		2,662	3.38
Retail certificates of deposit	16,556	175	4.24	16,921	196	4.60
Other time	3,813	37	3.81	1,948	25	4.98
Time deposits in foreign offices	6,026	48	3.18	6,488	71	4.30
Total interest-bearing deposits	64,005	450	2.82	62,303	522	3.31
Borrowed funds
Federal funds purchased	5,564	46	3.25	5,232	60	4.50
Repurchase agreements	2,614	20	3.00	2,875	29	4.01
Federal Home Loan Bank borrowings	8,233	90	4.32	6,339	82	5.03
Bank notes and senior debt	6,754	66	3.87	7,676	100	5.11
Subordinated debt	4,649	54	4.65	4,118	57	5.55
Other	4,247	39	3.65	2,353	27	4.48
Total borrowed funds	32,061	315	3.89	28,593	355	4.88
Total interest-bearing liabilities/interest expense	96,066	765	3.17	90,896	877	3.81
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders' equity:
Demand and other noninterest-bearing deposits	17,564			18,472
Allowance for unfunded loan commitments and letters of credit	135			127
Accrued expenses and other liabilities	10,690			9,035
Minority and noncontrolling interests in consolidated entities	1,817			1,658
Shareholders' equity	14,283			14,762
Total liabilities, minority and noncontrolling interests, and shareholders' equity	$140,555			$134,950
Interest rate spread			2.66			2.38
Impact of noninterest-bearing sources			.43			.58
Net interest income/margin		$863	3.09%		$800	2.96%

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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2007			Second Quarter 2007			First Quarter 2007
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$19,541	$266	5.44%	$19,280	$261	5.40%	$17,198	$229	5.33%
4,177	59	5.68	3,646	54	5.90	3,338	43	5.19
2,454	31	4.96	2,531	28	4.50	1,876	26	5.52
281	4	4.74	344	4	4.77	394	4	4.20
233	3	5.55	203	2	4.39	162	2	4.93
25		5.01	33	1	14.38	79	2	7.05
381	5	4.96	383	5	4.85	347	4	4.95
27,092	368	5.42	26,420	355	5.37	23,394	310	5.31

26,352	488	7.25	25,845	478	7.31	21,479	405	7.28
8,272	170	8.04	8,320	168	7.98	5,478	95	7.40
2,581	25	3.87	2,566	12	1.87	2,534	24	3.81
17,954	302	6.66	17,886	296	6.64	16,865	269	6.47
9,325	141	6.07	8,527	127	5.95	7,173	97	5.84
393	8	7.45	411	7	6.97	527	9	6.80
64,877	1,134	6.89	63,555	1,088	6.81	54,056	899	6.68
2,842	47	6.51	2,611	39	6.11	2,955	45	6.13
2,163	27	4.93	1,832	23	5.02	2,092	26	4.96
4,342	57	5.25	3,606	57	6.28	2,735	41	6.17
101,316	1,633	6.37	98,024	1,562	6.35	85,232	1,321	6.23

(708)			(692)			(612)
3,047			2,991			2,945
23,977			22,997			19,857
$127,632			$123,320			$107,422

$24,151	213	3.49	$23,979	213	3.55	$22,503	200	3.60
9,275	26	1.10	9,494	26	1.08	8,671	25	1.18
2,841	3.42		2,988	3.47		2,250	3.46
16,563	194	4.65	17,426	205	4.71	15,691	181	4.63
2,748	36	5.26	2,297	31	5.18	1,623	18	5.04
4,616	59	4.93	4,220	54	5.14	3,129	41	5.21
60,194	531	3.49	60,404	532	3.52	53,867	468	3.52

6,249	83	5.19	6,102	83	5.33	4,533	58	5.15
2,546	30	4.54	2,507	29	4.61	1,858	22	4.70
2,097	25	4.79	106	1	3.61	64	1	4.09
7,537	105	5.44	5,681	76	5.33	4,182	56	5.36
4,039	60	5.97	4,466	67	5.95	4,370	67	6.17
2,741	32	4.51	2,459	28	4.59	1,813	20	4.39
25,209	335	5.22	21,321	284	5.28	16,820	224	5.33
85,403	866	3.99	81,725	816	3.98	70,687	692	3.95

18,211			17,824			15,807
125			121			126
8,117			7,655			7,961
1,414			1,367			893
14,362			14,628			11,948
$127,632			$123,320			$107,422
		2.38			2.37			2.28
		.62			.66			.67
	$767	3.00%		$746	3.03%		$629	2.95%

Loan fees for the three months ended March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007 were $11 million, $11 million, $9 million, $10 million and $9 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007 were $9 million, $7 million, $6 million, $8 million and $6 million, respectively.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

The risk factor previously disclosed in PNC’s 2007 Form 10-K in response to Part I, Item 1A under the caption, “We grow our business in part by acquiring from time to time other financial services companies, and these acquisitions present us with a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing,” is hereby updated and replaced with the following:

“We grow our business in part by acquiring from time to time other financial services companies, and these acquisitions present us with a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

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

Our recent acquisition of Sterling presents many of the risks and uncertainties related to acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing described above. Sterling presents regulatory and litigation risk, as a result of financial irregularities at Sterling’s commercial finance subsidiary, that may impact our financial results.”

There are no material changes from any of the other risk factors previously disclosed in PNC’s 2007 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the first quarter of 2008 are included in the following table:

In thousands, except per share data

2008 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 – January 31	265	$61.92		24,710
February 1 – February 29	198	$63.66		24,710
March 1 – March 31	264	$65.17		24,710
Total	727	$63.58
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the first quarter of 2008.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of The PNC Financial Services Group, Inc. was held on April 22, 2008 for the purpose of considering and acting upon the following matters: (1) the election of 18 directors to serve until the next annual meeting and until their successors are elected and qualified, and (2) the ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as PNC’s independent registered public accounting firm for 2008.

Eighteen directors were elected and the aggregate votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominee	For	Against/ Withheld
Richard O. Berndt	285,123,175	14,014,247
Charles E. Bunch	293,748,872	5,388,550
Paul W. Chellgren	293,983,956	5,153,466
Robert N. Clay	294,047,275	5,090,146
George A. Davidson, Jr.	293,893,660	5,243,762
Kay Coles James	294,719,909	4,417,512
Richard B. Kelson	294,832,350	4,305,072
Bruce C. Lindsay	293,896,340	5,241,082
Anthony A. Massaro	294,944,605	4,192,817
Jane G. Pepper	275,262,488	23,874,934
James E. Rohr	284,505,469	14,631,952
Donald J. Shepard	293,966,365	5,171,057
Lorene K. Steffes	294,755,694	4,381,728
Dennis F. Strigl	294,405,046	4,732,376
Stephen G. Thieke	294,931,232	4,206,190
Thomas J. Usher	293,822,520	5,314,902
George H. Walls, Jr.	294,017,137	5,120,285
Helge H. Wehmeier	293,966,447	5,170,975

The Audit Committee’s selection of PricewaterhouseCoopers LLP as PNC’s independent registered public accounting firm for 2008 was ratified and the aggregate votes cast for or against and the abstentions were as follows:

Aggregate Votes

For	Against	Abstain
295,018,152	1,613,928	2,505,343

With respect to all of the preceding matters, holders of our common and voting preferred stock voted together as a single class. The following table sets forth, as of the February 29, 2008 record date, the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share, and the aggregate voting power of each class or series:

Title of Class or Series	Voting Rights Per Share	Number of Shares Entitled to Vote	Aggregate Voting Power
Common Stock	1	340,519,544	340,519,544
$1.80 Cumulative Convertible Preferred Stock – Series A	8	6,637	53,096
$1.80 Cumulative Convertible Preferred Stock – Series B	8	1,393	11,144
$1.60 Cumulative Convertible Preferred Stock – Series C	4/2.4	127,268	212,113
$1.80 Cumulative Convertible Preferred Stock – Series D	4/2.4	183,494	305,823

Total possible votes			341,101,720	*
*	Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of voting preferred stock was entitled to a number of votes equal to the number of full shares of common stock into which such holder’s preferred stock was convertible.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.50	Form of employee stock option agreement with varied vesting schedule or circumstances. Incorporated by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K dated and filed April 18, 2008.

10.51	Form of employee restricted stock agreement with varied vesting schedule or circumstances. Incorporated by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K dated and filed April 18, 2008.

10.52	Second Amendment to the Corporation’s 2006 Incentive Award Plan.

10.53	The Corporation’s 2006 Incentive Award Plan, restated as amended by First and Second Amendments.

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

You can receive copies of these Exhibits electronically at the SEC’s home page at www.sec.gov or by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, DC 20549 at prescribed rates. The Exhibits are also available as part of this Form 10-Q on or through PNC’s corporate website at www.pnc.com/secfilings under “Form 10-Q.” Shareholders and bondholders may also receive copies of Exhibits, without charge, by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 12, 2008 on its behalf by the undersigned thereunto duly authorized.

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

FINANCIAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission (“SEC”). You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s Internet website at www.sec.gov or on or through PNC’s corporate Internet website at www.pnc.com/secfilings. Copies may also be obtained without charge by contacting Shareholder Services at 800-982-7652 or via e-mail at web.queries@computershare.com.

CORPORATE GOVERNANCE AT PNC

Information about our Board of Directors (“Board”) and its committees and about corporate governance at PNC is available on PNC’s corporate website at www.pnc.com/corporategovernance. Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating & Governance, and Personnel & Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

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

	High	Low	Close	Cash Dividends Declared
2008 Quarter
First	$71.20	$53.10	$65.57	$.63

2007 Quarter
First	$76.41	$68.60	$71.97	$.55
Second	76.15	70.31	71.58	.63
Third	75.99	64.00	68.10	.63
Fourth	74.56	63.54	65.65	.63
Total				$2.44

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