Form 10-Q
period 2008-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2008-08-08
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

{x}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of July 31, 2008, there were 346,497,190 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to Second Quarter 2008 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2008	2007	2008	2007
FINANCIAL PERFORMANCE (a)
Revenue
Net interest income	$977	$738	$1,831	$1,361
Noninterest income	1,062	975	2,029	1,966
Total revenue	$2,039	$1,713	$3,860	$3,327
Noninterest expense	$1,115	$1,040	$2,157	$1,984
Net income	$505	$423	$882	$882
Per common share
Diluted earnings	$1.45	$1.22	$2.54	$2.67
Cash dividends declared	$.66	$.63	$1.29	$1.18
SELECTED RATIOS
Net interest margin (b)	3.47%	3.03%	3.28%	3.00%
Noninterest income to total revenue	52	57	53	59
Efficiency (c)	55	61	56	60
Return on
Average common shareholders’ equity	13.99%	11.61%	12.32%	13.39%
Average assets	1.44	1.38	1.26	1.54

See page 38 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2008 and June 30, 2007 were $10 million and $8 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2008 and June 30, 2007 were $19 million and $14 million, respectively.
(c)	Calculated as noninterest expense divided by total revenue.

Unaudited	June 30 2008	December 31 2007	June 30 2007
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$142,771	$138,920	$125,651
Loans, net of unearned income	73,040	68,319	64,714
Allowance for loan and lease losses	988	830	703
Securities available for sale	31,032	30,225	25,903
Loans held for sale	2,288	3,927	2,562
Goodwill and other intangibles	9,928	9,551	8,658
Equity investments	6,376	6,045	5,584
Deposits	84,689	82,696	77,221
Borrowed funds	32,472	30,931	24,516
Shareholders’ equity	15,108	14,854	14,504
Common shareholders’ equity	14,602	14,847	14,497
Book value per common share	42.17	43.60	42.36
Common shares outstanding (millions)	346	341	342
Loans to deposits	86%	83%	84%

ASSETS ADMINISTERED (billions)
Managed	$66	$73	$77
Nondiscretionary	111	113	111

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$988	$990	$868
Custody assets	471	500	467

CAPITAL RATIOS
Tier 1 risk-based (a)	8.2%	6.8%	8.3%
Total risk-based (a)	11.9	10.3	11.8
Leverage (a)	7.3	6.2	7.3
Tangible common equity	4.3	4.7	5.5
Common shareholders’ equity to assets	10.2	10.7	11.5

ASSET QUALITY RATIOS
Nonperforming loans to total loans	.95%	.66%	.36%
Nonperforming assets to total loans and foreclosed assets	1.00	.72	.40
Nonperforming assets to total assets	.51	.36	.21
Net charge-offs to average loans (for the three months ended)	.62	.49	.20
Allowance for loan and lease losses to loans	1.35	1.21	1.09
Allowance for loan and lease losses to nonperforming loans	142	183	303
(a)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 4.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.

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

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States based on assets, with businesses engaged in retail banking, corporate and institutional banking, asset management, and global investment servicing. We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. We also provide certain investment servicing internationally.

KEY STRATEGIC GOALS

We manage our company for the long term by focusing on maintaining a moderate risk profile, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business.

Our strategy to enhance shareholder value centers on driving positive operating leverage by achieving growth in revenue from our balance sheet and diverse business mix that exceeds growth in expenses as a result of disciplined cost management. In each of our business segments, the primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by offering convenient banking options and leading technology solutions, providing a broad range of fee-based products and services, focusing on customer service, and through a significantly enhanced branding initiative. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

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

RECENT ACQUISITION AND DIVESTITURE ACTIVITY

On April 4, 2008, we acquired Lancaster, Pennsylvania-based Sterling Financial Corporation (“Sterling”) for approximately 4.6 million shares of PNC common stock and $224 million in cash. Sterling was a banking and financial services company with approximately $3.2 billion in assets, $2.7 billion in deposits, and 65 branches in south-central Pennsylvania, northern Maryland and northern Delaware.

As previously reported, on March 31, 2008, we sold J.J.B. Hilliard, W.L. Lyons, LLC (“Hilliard Lyons”), a Louisville, Kentucky-based wholly-owned subsidiary of PNC and a full-service brokerage and financial services provider, to Houchens Industries, Inc. We recognized an after-tax gain of $23 million in the first quarter of 2008 in connection with this divestiture. Business segment information for the periods presented in this report reflects the reclassification of results for Hilliard Lyons, including the gain on the sale of this business, from the Retail Banking business segment to “Other.”

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

Starting in the middle of 2007, and continuing at present, there has been significant turmoil and volatility in worldwide financial markets, accompanied by uncertain prospects for the overall national economy. Our performance for the remainder of 2008 will continue to be impacted by developments in these areas. In addition, our success in 2008 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	The successful integration of our recent acquisitions,
•	Continued development of the markets related to our recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management and creating positive operating leverage,
•	Maintaining solid overall asset quality,
•	Prudent risk and capital management, and
•	Actions we take within the capital and other financial markets.

SUMMARY FINANCIAL RESULTS

	Three months ended		Six months ended
In millions, except per share data	June 30 2008	June 30 2007	June 30 2008	June 30 2007
Net income	$505	$423	$882	$882
Diluted earnings per share	$1.45	$1.22	$2.54	$2.67
Return on
Average common shareholders’ equity	13.99%	11.61%	12.32%	13.39%
Average assets	1.44%	1.38%	1.26%	1.54%

Highlights of the second quarter of 2008 included the following:

•

Net interest income grew 32% in the second quarter of 2008 compared with the second quarter of 2007 reflecting a significant decline in funding costs. The net interest margin expanded to 3.47% compared with 3.03% in the second quarter of 2007.

•	Noninterest income increased 9% compared with the second quarter of 2007. Diversity of noninterest revenue continued to differentiate us.
•

Net income for the second quarter of 2008 included an after-tax gain of $52 million, or $.15 per diluted share, on the mark to market of our BlackRock long-term incentive plan (LTIP) shares obligation and $24 million, or $.07 per diluted share, of after-tax integration costs.

•	Average loans increased 15% and average deposits increased 7% in the second quarter of 2008 compared with the second quarter of 2007.
•

Certain market risk positions were lowered during the second quarter via a reduction of commercial mortgage loans held for sale intended for securitization by approximately 23% and trading assets by approximately 22%, resulting in increased hedge coverage in connection with these activities.

•	Overall asset quality continued to be manageable in a challenging credit environment. Coverage ratio of the allowance for loan and lease losses to total loans improved to 1.35% at June 30, 2008 from 1.21% at December 31, 2007.
•	We continued to maintain a strong capital position. Our Tier 1 risk-based capital ratio increased to 8.2% at June 30, 2008 compared with 6.8% at December 31, 2007.

In addition, we created positive operating leverage by growing revenue while controlling noninterest expense. Revenue growth of 16% in the first half of 2008 compared with the same period in 2007 exceeded noninterest expense growth of 9% for the same periods.

Our Consolidated Income Statement Review section of this Financial Review describes in greater detail the various items that impacted our results for the second quarter and first half of 2008 and 2007.

BALANCE SHEET HIGHLIGHTS

Total assets were $142.8 billion at June 30, 2008 compared with $138.9 billion at December 31, 2007. Total average assets were $141.0 billion for the first six months of 2008 compared with $115.4 billion for the first six months of 2007. This increase reflected a $20.6 billion increase in average interest-earning assets and a $5.0 billion increase in average noninterest-earning assets. An increase of $12.2 billion in loans and a $5.8 billion increase in securities available for sale were the primary factors for the increase in average interest-earning assets.

The increase in average noninterest-earning assets for the first half of 2008 reflected an increase in average goodwill of $2.3 billion primarily related to the acquisition of Sterling on April 4, 2008, Yardville National Bancorp (“Yardville”) on October 26, 2007 and Mercantile Bankshares Corporation (“Mercantile”) on March 2, 2007.

The impact of the Sterling, Yardville and Mercantile acquisitions is also reflected in our year-over-year increases in average total loans, average securities available for sale and average total deposits described further below.

Average total loans were $71.1 billion for the first six months of 2008 and $58.8 billion in the first six months of 2007. The increase in average total loans included growth in commercial loans of $6.7 billion, consumer loans of $2.3 billion, residential mortgage loans of $1.7 billion and commercial real estate loans of $1.6 billion. Loans represented 63% of average interest-earning assets for the first six months of 2008 and 64% for the first six months of 2007.

Average securities available for sale totaled $30.7 billion for the first half of 2008 and $24.9 billion for the first half of 2007. Average residential and commercial mortgage-backed securities increased $4.6 billion on a combined basis in the comparison. In addition, asset-backed securities increased $.9 billion in the first six months of 2008 compared with the prior year six-month period. Securities available for sale comprised 27% of average interest-earning assets for the first six months of both 2008 and 2007.

Average total deposits were $82.8 billion for the first six months of 2008, an increase of $8.8 billion over the first six months of 2007. Average deposits grew from the prior year period primarily as a result of increases in money market balances, other time deposits, time deposits in foreign offices, and demand and other noninterest-bearing deposits.

Average total deposits represented 59% of average total assets for the first half of 2008 and 64% for the first half of 2007. Average transaction deposits were $54.1 billion for the first six months of 2008 compared with $49.2 billion for the first six months of 2007.

Average borrowed funds were $31.6 billion for the first six months of 2008 and $19.1 billion for the first six months of 2007. Increases of $8.8 billion in Federal Home Loan Bank borrowings, $1.8 billion in bank notes and senior debt and $1.4 billion in other borrowed funds drove the increase compared with the first half of 2007.

Shareholders’ equity totaled $15.1 billion at June 30, 2008 compared with $14.9 billion at December 31, 2007. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $663 million for the first six months of 2008 and $846 million for the first six months of 2007. Second quarter 2008 business segment earnings of $376 million decreased $58 million compared with the second quarter of 2007. Results for 2008 were impacted by a lower assigned revenue value for deposits in the current interest rate environment as well as the impact of net valuation adjustments on certain illiquid assets. Notwithstanding these factors, our business segments made significant progress in growing loans and deposits, adding customers and investing in products and services.

Highlights of results for the second quarter and first half of 2008 and 2007 are included below. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over these periods.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 16 Segment Reporting in the Notes To Consolidated Financial Statements in this Report.

Retail Banking

Retail Banking’s earnings were $335 million for the first half of 2008 compared with $419 million for the first half of 2007. The 20% decline in earnings over the prior year was driven by increases in expenses and the provision for credit losses, partially offset by benefits from the first quarter 2008 gain related to the Visa initial public offering and the net benefits from acquisitions.

Retail Banking’s earnings were $140 million for the second quarter of 2008 compared with $222 million for the same period in 2007. The decline from the prior year second quarter was driven by an increase in the provision for credit losses and lower net interest income.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $136 million in the first six months of 2008 compared with $254 million in the first six months of 2007. Earnings in 2008 were impacted by pretax valuation losses of $156 million on commercial mortgage loans and commitments held for sale, net of hedges, and increases in the provision for credit losses and noninterest expenses, partially offset by higher net interest income.

For the second quarter of 2008, earnings from Corporate & Institutional Banking totaled $134 million compared with $122 million for the second quarter of 2007. Higher earnings in the second quarter of 2008 reflected higher revenue partially offset by increases in the provision for credit losses and noninterest expense.

BlackRock

Our BlackRock business segment earned $129 million for the first six months of 2008, a 17% increase compared with $110 million for the first six months of 2007. Earnings from our BlackRock business segment totaled $69 million for the second quarter of 2008 compared with $58 million for the second quarter of 2007.

Global Investment Servicing

Our Global Investment Servicing business segment, formerly PFPC, earned $63 million for the first six months of both 2008 and 2007. Earnings from Global Investment Servicing totaled $33 million in the second quarter of 2008 compared with $32 million in the second quarter of 2007. In the quarter comparison, increases in servicing revenue resulting from the impact of acquisitions and growth in offshore operations were offset by higher operating expenses resulting from investments in technology, a larger employee base to support business growth and costs related to acquisitions.

Other

“Other” earnings for the first half of 2008 totaled $219 million compared with earnings of $36 million for the first half of 2007. The first quarter 2008 gain on the sale of Hilliard Lyons, higher gains from PNC’s LTIP obligation in 2008, the first quarter 2008 partial reversal of the Visa indemnification liability and growth in net interest income related to asset and liability management activities, partially offset by lower trading results, drove the higher earnings in the comparison.

For the second quarter of 2008, “Other” earnings totaled $129 million compared with a net loss of $11 million in the second quarter of 2007. Higher earnings in the second quarter of 2008 were mainly due to higher net interest income and a net gain related to PNC’s LTIP obligation compared with a net loss in the prior year quarter.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report. Net income for the first six months of both 2008 and 2007 was $882 million. Net income for the second quarter of 2008 was $505 million compared with net income of $423 million for the second quarter of 2007. Total revenue for the first six months of 2008 increased 16% compared with the first six months of 2007. We created positive operating leverage as total noninterest expense increased 9% in the comparison.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended		Six months ended
Dollars in millions	June 30 2008	June 30 2007	June 30 2008	June 30 2007
Net interest income	$977	$738	$1,831	$1,361
Net interest margin	3.47%	3.03%	3.28%	3.00%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information - Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The 35% increase in net interest income for the first six months of 2008 compared with the first six months of 2007 was favorably impacted by the $20.6 billion, or 22%, increase in average interest-earning assets. Similarly, the 32% increase in net interest income for the second quarter of 2008 compared with the second quarter of 2007 reflected the $15.2 billion, or 15%, increase in average interest-earning assets over this period and a decrease in funding costs. Wider net interest margins also benefited the 2008 periods in both the second quarter and first half comparisons. The reasons driving the higher interest-earning assets in these comparisons are further discussed in the Balance Sheet Highlights portion of the Executive Summary section of this Financial Review.

We expect net interest income growth will exceed 28% for full year 2008 compared with 2007, assuming our current expectations for interest rates and economic conditions. We include our current economic assumptions underlying our forward-looking statements in the Cautionary Statement Regarding Forward-Looking Information section of this Financial Review.

The net interest margin was 3.28% for the first half of 2008 and 3.00% for the first half of 2007. The following factors impacted the comparison:

•	A decrease in the rate paid on interest-bearing liabilities of 114 basis points. The rate paid on interest-bearing deposits, the single largest component, decreased 102 basis points.
•	These factors were partially offset by a 58 basis point decrease in the yield on interest-earning assets. The yield on loans, the single largest component, decreased 79 basis points.
•

In addition, the impact of noninterest-bearing sources of funding decreased 28 basis points due to lower interest rates and a lower proportion of noninterest-bearing sources of funding to interest-earning assets.

The net interest margin was 3.47% for the second quarter of 2008 and 3.03% for the second quarter of 2007. The following factors impacted the comparison:

•	A decrease in the rate paid on interest-bearing liabilities of 151 basis points. The rate paid on interest-bearing deposits, the single largest component, decreased 132 basis points.
•	These factors were partially offset by a 76 basis point decrease in the yield on interest-earning assets. The yield on loans, the single largest component, decreased 105 basis points.
•

In addition, the impact of noninterest-bearing sources of funding decreased 31 basis points due to lower interest rates and a lower proportion of noninterest-bearing sources of funding to interest-earning assets.

For comparing to the broader market, during the first six months of 2008 the average federal funds rate was 2.62% compared with 5.25% for the first six months of 2007. The average federal funds rate was 2.09% for the second quarter of 2008 compared with 5.25% for the second quarter of 2007.

We believe that net interest margins for our industry will continue to be impacted by competition for high quality loans and deposits and customer migration from lower to higher rate deposit or other products. We expect our net interest margin to improve for full year 2008 compared with 2007, assuming our current expectations for interest rates and economic conditions.

NONINTEREST INCOME

Summary

Noninterest income totaled $2.029 billion for the first six months of 2008 compared with $1.966 billion for the first six months of 2007.

Noninterest income for the first half of 2008 included the following:

•	Income from Hilliard Lyons totaling $164 million, including the first quarter gain of $114 million from the sale of this business,
•	Gains of $120 million related to our BlackRock LTIP shares adjustment,
•	A first quarter gain of $95 million related to the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering,

•	Equity management gains and net securities gains totaling $56 million,
•	Valuation losses related to our commercial mortgage loans and commitments held for sale, net of hedges, of $156 million, and
•	Trading losses of $23 million.

Noninterest income for the first half of 2007 included the following:

•	Income from Hilliard Lyons totaling $113 million,
•	Trading income of $81 million,
•

A net gain related to our equity investment in BlackRock of $51 million, representing an $82 million gain recognized in connection with our transfer of BlackRock shares to satisfy a portion of our 2002 LTIP obligation, partially offset by a net mark-to-market loss totaling $31 million on our remaining BlackRock LTIP shares obligation, and

•	Equity management gains and net securities losses netting to $32 million of gains.

Apart from the impact of these items, noninterest income increased $84 million, or 5%, for the first six months of 2008 compared with the first six months of 2007.

Noninterest income totaled $1.062 billion for the second quarter of 2008 compared with $975 million for the second quarter of 2007. The second quarter of 2008 included a gain of $80 million related to our BlackRock LTIP shares adjustment. In addition, the second quarter of 2007 included income from Hilliard Lyons of $58 million. Apart from the impact of these items, noninterest income increased $65 million, or 7%, in this comparison.

Additional Analysis

Fund servicing fees increased $50 million, to $462 million, in the first six months of 2008 compared with the first six months of 2007. Fund servicing fees totaled $234 million in the second quarter of 2008 compared with $209 million in the second quarter of 2007. The increases in both comparisons primarily resulted from the December 2007 acquisition of Albridge Solutions Inc. and growth in Global Investment Servicing’s offshore operations.

Global Investment Servicing provided fund accounting/administration services for $988 billion of net fund investment assets and provided custody services for $471 billion of fund investment assets at June 30, 2008, compared with $868 billion and $467 billion, respectively, at June 30, 2007. Global Investment Servicing experienced both organic growth and growth from new business in each of its product areas.

Asset management fees totaled $409 million in the first half of 2008, an increase of $54 million compared with the first half of 2007. For the second quarter of 2008, asset management fees totaled $197 million compared with $190 million in the second quarter of 2007. Higher equity earnings from our BlackRock investment was reflected in both 2008 increases and our March 2007 acquisition of Mercantile impacted the six-month comparison. These factors more than offset the effect on fees of an $11 billion decrease in assets managed related to wealth management. Assets managed at June 30, 2008 totaled $66 billion compared with $77 billion at June 30, 2007. The decrease reflected the Hilliard Lyons sale and the impact of comparatively lower equity markets in the first six months of 2008.

Consumer services fees declined $17 million, to $319 million, for the first six months of 2008 compared with the first six months of 2007. For the second quarter of 2008, consumer services fees totaled $149 million compared with $179 million in the second quarter of 2007. In both comparisons, the sale of Hilliard Lyons more than offset the benefits of higher debit card and credit card revenues. The impact of expansion into new markets contributed to higher debit card revenue in the six-month comparison.

Corporate services revenue totaled $349 million in the first half of 2008 compared with $335 million in the first half of 2007. Corporate services revenue increased $9 million, to $185 million, in the second quarter of 2008 compared with the prior year quarter. Higher revenue from treasury management and third party consumer loan servicing activities, partially offset by lower revenue related to merger and acquisition advisory fees, were the primary factors in both increases.

Service charges on deposits grew $5 million, to $174 million, in the first six months of 2008 compared with the first six months of 2007, and reflected the impact of our expansion into new markets. Service charges on deposits totaled $92 million for the second quarter of both 2008 and 2007.

Net securities gains totaled $40 million for the first half of 2008 compared with net securities losses of $2 million in the first half of 2007.

Other noninterest income totaled $276 million for the first six months of 2008 compared with $361 million for the first six months of 2007.

Other noninterest income for the first six months of 2008 included the $114 million gain from the sale of Hilliard Lyons, the $95 million gain from the redemption of a portion of our investment in Visa related to their March 2008 initial public offering, and gains of $120 million related to our BlackRock LTIP shares adjustment. The impact of these items was partially offset by valuation losses related to our commercial mortgage loans and commitments held for sale, net of hedges, of $156 million, impairments relating to our equity investments of $26 million and trading losses of $23 million.

Trading income of $81 million and a net gain related to our BlackRock LTIP shares adjustment of $51 million were included in other noninterest income for the first six months of 2007.

For the second quarter of 2008, other noninterest income totaled $206 million compared with $128 million for the second quarter of 2007. The second quarter of 2008 included the $80 million gain related to our BlackRock LTIP shares adjustment.

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

We expect that total revenue will increase by a mid-teens percentage for full year 2008 compared with full year 2007, assuming our current expectations for interest rates and economic conditions. We also expect to create positive operating leverage for full year 2008 with a percentage growth in total revenue relative to 2007 that will exceed the percentage growth in noninterest expense from 2007.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management and capital markets-related products and services and commercial mortgage loan servicing, that are marketed by several businesses to commercial and retail customers across PNC.

Revenue from capital markets-related products and services totaled $180 million in the first half of 2008 compared with $143 million in the first half of 2007. Revenue totaled $104 million for the second quarter of 2008 compared with $76 million for the second quarter of 2007. These increases were primarily driven by strong customer interest rate derivative and foreign exchange activity partially offset by a decline in merger and acquisition advisory fees.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, increased 19% to $266 million in the first six months of 2008 compared with $224 million for the first six months of 2007. The higher revenue reflected the impact of our expansion into new markets and strong growth in the commercial payment card services and in cash and liquidity management products. For the second quarter of 2008, treasury management revenue totaled $133 million compared with $114 million in the second quarter of 2007.

Commercial mortgage banking activities include revenue derived from loan originations, commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), gains on sales of loans held for sale, net interest income on loans held for sale, and mark-to-market valuation adjustments on held for sale commercial mortgage loans intended for securitization and related commitments and derivative valuations. Commercial mortgage banking activities resulted in revenue of $9 million in the first six months of 2008 compared with $140 million in the first six months of 2007. The first half of 2008 included valuation losses of $156 million on commercial mortgage loans and commitments held for sale, net of hedges, due to the impact of an illiquid market in most of the first half of 2008.

For the second quarter of 2008, revenue from commercial mortgage banking activities totaled $105 million compared with $67 million in the second quarter of 2007. The increase reflected a $21 million positive valuation adjustment, net of hedges, and higher net interest income in the second quarter of 2008.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $337 million for the first six months of 2008 compared with $62 million for the first six months of 2007. The provision for credit losses for the second quarter of 2008 totaled $186 million compared with $54 million for the second quarter of 2007. The higher provision in both comparisons was driven by general credit quality migration, especially in the residential real estate development sector of our commercial real estate portfolio. Total residential real estate development outstandings were approximately $2.1 billion at June 30, 2008. Growth in our total credit exposure also contributed to the higher provision amounts in both comparisons.

Given our projections for loan growth and continued credit deterioration, and our current assumptions for the national economy, we expect that the provision for credit losses will be approximately $750 million for full year 2008, including the impact of the Sterling acquisition. However, we believe that increased operating leverage will be more than adequate to cover increased credit costs in 2008.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Total noninterest expense was $2.157 billion for the first six months of 2008 and $1.984 billion for the first six months of 2007. Noninterest expense totaled $1.115 billion for the second quarter of 2008 compared with $1.040 billion for the second quarter of 2007.

Noninterest expense for the first half of 2008 included the benefit of the first quarter 2008 reversal of $43 million of the $82 million Visa indemnification liability that we established in the fourth quarter of 2007. Additional information regarding our transactions related to Visa is included in Note 15 Commitments And Guarantees in the Notes To Consolidated Financial Statements included in this Report.

Higher noninterest expense in both the second quarter and first half comparisons with 2007 primarily resulted from investments in growth initiatives, including acquisitions, partially offset by the impact of the sale of Hilliard Lyons and disciplined expense management.

Integration costs included in noninterest expense totaled $27 million for the first half of 2008 and $26 million for the first half of 2007. Integration costs in the second quarter of 2008 totaled $13 million compared with $15 million in the second quarter of 2007.

We expect noninterest expense to grow at a low-to-mid single digit percentage for full year 2008 compared with 2007.

PERIOD-END EMPLOYEES

	June 30 2008	December 31 2007	June 30 2007
Full-time	25,667	25,480	25,026
Part-time	2,938	2,840	3,028

Total	28,605	28,320	28,054

EFFECTIVE TAX RATE

Our effective tax rate was 35.4% for the first six months of 2008 and 31.1% for the first six months of 2007. The higher effective tax rate for the first six months of 2008 was due to taxes associated with the gain on the sale of Hilliard Lyons. We expect our effective tax rate to be approximately 33% for full year 2008.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	June 30 2008	December 31 2007
Assets
Loans, net of unearned income	$73,040	$68,319
Securities available for sale	31,032	30,225
Cash and short-term investments	9,245	10,425
Loans held for sale	2,288	3,927
Equity investments	6,376	6,045
Goodwill and other intangible assets	9,928	9,551
Other	10,862	10,428

Total assets	$142,771	$138,920
Liabilities
Funding sources	$117,161	$113,627
Other	8,493	8,785

Total liabilities	125,654	122,412
Minority and noncontrolling interests in consolidated entities	2,009	1,654
Total shareholders’ equity	15,108	14,854

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$142,771	$138,920

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

LOANS, NET OF UNEARNED INCOME

Loans increased $4.7 billion, to $73.0 billion, at June 30, 2008 compared with the balance at December 31, 2007. In February 2008, we transferred the education loans in our held for sale portfolio to the loan portfolio as further described in the Loans Held For Sale section of this Consolidated Balance Sheet Review.

Details Of Loans

In millions	June 30 2008	December 31 2007
Commercial
Retail/wholesale	$6,374	$5,973
Manufacturing	5,322	4,705
Other service providers	3,670	3,529
Real estate related (a)	6,101	5,425
Financial services	1,452	1,268
Health care	1,637	1,446
Other	6,419	6,261
Total commercial	30,975	28,607
Commercial real estate
Real estate projects	6,539	6,114
Mortgage	2,912	2,792
Total commercial real estate	9,451	8,906
Lease financing	3,522	3,500
Total commercial lending	43,948	41,013
Consumer
Home equity	14,735	14,447
Education	2,117	132
Automobile	1,590	1,513
Other	2,245	2,234
Total consumer	20,687	18,326
Residential mortgage	9,047	9,557
Other	292	413
Unearned income	(934)	(990)
Total, net of unearned income	$73,040	$68,319
(a)	Includes loans to customers in the real estate and construction industries.

Total loans represented 51% of total assets at June 30, 2008 and 49% of total assets at December 31, 2007.

Our total loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Approximately $2.1 billion of the $6.5 billion of real estate projects loans at June 30, 2008 were in residential real estate development. These represented approximately 3% of total loans and less than 2% of total assets at June 30, 2008.

Our home equity loan outstandings totaled $14.7 billion at June 30, 2008. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than or equal to 90%. We had $544 million or approximately 4% of the total portfolio in this grouping at June 30, 2008. Consistent with the entire home equity portfolio, approximately 94% of these higher-risk loans are located in our geographic footprint. In our $9.0 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than or equal to 90% totaled $152 million and comprised approximately 2% of this portfolio at June 30, 2008.

Commercial lending outstandings in the table above are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $886 million, or 90%, of the total allowance for loan and lease losses at June 30, 2008 to these loans. We allocated $90 million, or 9%, of the remaining allowance at that date to consumer loans and $12 million, or 1%, to all other loans. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

In millions	June 30 2008	December 31 2007
Commercial	$37,127	$39,171
Consumer	11,394	10,875
Commercial real estate	2,525	2,734
Other	512	567
Total	$51,558	$53,347

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported net of participations, assignments and syndications totaled $7.9 billion at June 30, 2008 and $8.9 billion at December 31, 2007. The decrease from December 31, 2007 was primarily due to Market Street.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $7.5 billion at June 30, 2008 and $9.4 billion at December 31, 2007 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories. The decrease from December 31, 2007 was primarily due to Market Street.

In addition to credit commitments, our net outstanding standby letters of credit totaled $5.7 billion at June 30, 2008 and $4.8 billion at December 31, 2007. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

SECURITIES AVAILABLE FOR SALE

In millions	Amortized Cost	Fair Value
June 30, 2008
Debt securities
Residential mortgage-backed	$22,175	$20,707
Commercial mortgage-backed	5,884	5,754
Asset-backed	3,568	3,162
US Treasury and government agencies	32	33
State and municipal	799	776
Other debt	259	255
Corporate stocks and other	349	345
Total securities available for sale	$33,066	$31,032
December 31, 2007
Debt securities
Residential mortgage-backed	$21,147	$20,952
Commercial mortgage-backed	5,227	5,264
Asset-backed	2,878	2,770
US Treasury and government agencies	151	155
State and municipal	340	336
Other debt	85	84
Corporate stocks and other	662	664
Total securities available for sale	$30,490	$30,225

Securities available for sale represented 22% of total assets at both June 30, 2008 and December 31, 2007.

At June 30, 2008, securities available for sale included a net pretax unrealized loss of $2.0 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2007 was a net unrealized loss of $265 million. The fair value of securities available for sale is impacted by interest rates, credit spreads, volatility and illiquidity. We believe that substantially all of the decline in value of these securities is attributable to changes in credit spreads and not from deterioration in the credit quality of individual securities or underlying collateral, where applicable. However, if the current issues affecting the US housing market were to continue for the foreseeable future or worsen, or if market volatility and illiquidity were to continue or worsen, or if market interest rates were to increase appreciably, the valuation of our available for sale securities portfolio could be adversely affected. See Note 4 Securities in the Notes To Consolidated Financial Statements included in this Report for further information.

Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The Fair Value Measurements and Fair Value Option section of this Financial Review includes information regarding other-than-temporary impairments totaling $9 million that we recognized during the second quarter of 2008.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 4 years and 3 months at June 30, 2008 and 3 years and 6 months at December 31, 2007.

We estimate that at June 30, 2008 the effective duration of securities available for sale was 3.4 years for an immediate 50 basis points parallel increase in interest rates and 3.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2007 were 2.8 years and 2.5 years, respectively.

LOANS HELD FOR SALE

In millions	June 30 2008	December 31 2007
Commercial mortgage	$1,864	$2,116
Residential mortgage	102	117
Education		1,525
Other	322	169
Total	$2,288	$3,927

During the second quarter of 2008, we reduced our inventory of commercial mortgage loans held for sale via securitizations by approximately $.5 billion, to $1.6 billion, and recognized a positive valuation adjustment for loans and commitments of $21 million, net of hedges. In early 2008, spreads widened and there was limited activity in the commercial real estate loan securitization market. During the first quarter of 2008, we recorded a negative valuation adjustment for loans and commitments of $177 million, net of hedges. These loans are recorded at fair value. The valuation adjustments were reflected in the other noninterest income line item in our Consolidated Income Statement and in the results of the Corporate & Institutional Banking business segment.

We value our commercial mortgage loans held for sale based on securitization prices. If conditions similar to early 2008 recur, additional valuation losses may be incurred. If spreads narrow, we may realize valuation gains. However, we do not expect the impact to be significant to our capital position. We are not currently originating commercial mortgages for distribution through commercial real estate loan securitizations. We intend to pursue opportunities to further reduce our commercial mortgage loans held for sale position during the remainder of 2008 if we can receive prices we feel are appropriate.

We previously classified substantially all of our education loans as loans held for sale as we sold education loans to issuers of asset-backed paper when the loans were placed into repayment status. During 2008, the secondary markets for education loans have been impacted by liquidity issues similar to those for other asset classes. In February 2008, given this outlook and the economic and customer relationship value inherent in this product, we transferred these loans at lower of cost or market value from held for sale to the loan portfolio. We did not sell education loans during the second quarter of 2008 and do not anticipate sales of these loans in the foreseeable future.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	June 30 2008	December 31 2007
Deposits
Money market	$38,772	$32,785
Demand	18,171	20,861
Retail certificates of deposit	16,618	16,939
Savings	2,801	2,648
Other time	5,239	2,088
Time deposits in foreign offices	3,088	7,375
Total deposits	84,689	82,696
Borrowed funds
Federal funds purchased	7,343	7,037
Repurchase agreements	1,887	2,737
Federal Home Loan Bank borrowings	9,572	7,065
Bank notes and senior debt	5,804	6,821
Subordinated debt	5,169	4,506
Other	2,697	2,765
Total borrowed funds	32,472	30,931
Total	$117,161	$113,627

Total funding sources increased $3.5 billion, or 3%, at June 30, 2008 compared with December 31, 2007.

Total deposits increased $2.0 billion, or 2%, as higher money market balances and other time deposits more than offset declines in demand and time deposits in foreign offices. Total borrowed funds increased $1.5 billion, or 5%, at June 30, 2008 compared with the prior year end primarily due to the increase of $2.5 billion in Federal Home Loan Bank (“FHLB”) borrowings, partially offset by reductions in bank notes and senior debt and repurchase agreements. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our 2008 borrowed funds activities.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing subordinated debt, equity or hybrid instruments, executing treasury stock transactions, maintaining dividend policies and retaining earnings. In April 2008, we announced a 5% increase of the cash dividend on our common stock, to 66 cents per share. Also, the Liquidity Risk Management section of this Report describes our May 2008 Series K preferred stock issuance.

Total shareholders’ equity increased $.3 billion, to $15.1 billion, at June 30, 2008 compared with December 31, 2007. In addition to net income, the Series K preferred stock issuance and new common shares issued in connection with the Sterling acquisition more than offset the impact of dividends and an increase in accumulated other comprehensive loss in the first six months of 2008. The increase in accumulated other comprehensive loss was primarily due to higher net unrealized losses on available for sale securities that reflected market illiquidity.

Common shares outstanding totaled 346 million at June 30, 2008 and 341 million at December 31, 2007. PNC issued approximately 4.6 million common shares in April 2008 in connection with the closing of the Sterling acquisition.

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

We did not purchase any shares during the first half of 2008 under this program. We do not expect to actively engage in share repurchase activity for the foreseeable future as we look to enhance our capital position.

Risk-Based And Tangible Capital

Dollars in millions	June 30 2008	December 31 2007
Capital components
Shareholders’ equity
Common	$14,602	$14,847
Preferred	506	7
Trust preferred capital securities	1,106	572
Minority interest	1,352	985
Goodwill and other intangible assets	(9,238)	(8,853)
Eligible deferred income taxes on intangible assets	111	119
Pension, other postretirement benefit plan adjustments	122	177
Net unrealized securities losses, after-tax	1,283	167
Net unrealized (gains) losses on cash flow hedge derivatives, after-tax	(162)	(175)
Equity investments in nonfinancial companies	(42)	(31)
Tier 1 risk-based capital	9,640	7,815
Subordinated debt	3,225	3,024
Eligible allowance for credit losses	1,112	964
Total risk-based capital	$13,977	$11,803
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$117,549	$115,132
Adjusted average total assets	132,935	126,139
Capital ratios
Tier 1 risk-based	8.2%	6.8%
Total risk-based	11.9	10.3
Leverage	7.3	6.2
Tangible common equity
Common shareholders’ equity	$14,602	$14,847
Goodwill and other intangible assets	(9,238)	(8,853)
Total deferred income taxes on goodwill and other intangible assets (a)	401	119
Tangible common equity	$5,765	$6,113
Total assets excluding goodwill and other intangible assets, net of deferred income taxes (a)	$133,934	$130,185
Tangible common equity ratio	4.3%	4.7%
(a)	As of June 30, 2008, deferred taxes on taxable combinations were added to eligible deferred income taxes for non-taxable combinations that are used in the calculation of the tangible common equity ratio.

The tangible common equity information provided in the table above does not reflect the full value of our equity investment in BlackRock. As of June 30, 2008, the market value of our investment exceeded the book value by $3.3 billion. This unrecognized gain would have resulted in a $2.1 billion after-tax increase to our tangible common equity, to $7.9 billion. See additional information regarding our investment in BlackRock on page 26.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At June 30, 2008, each of our domestic banking subsidiaries was considered “well-capitalized” based on US regulatory capital ratio requirements, which are indicated on page 2 of this Report. We believe our current bank subsidiaries will continue to meet these requirements during the remainder of 2008.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.”

Commitments, including contractual obligations and other commitments, are included within the Risk Management section of this Financial Review and in Note 15 Commitments And Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

The following provides a summary of variable interest entities (“VIEs”), including those that we have consolidated and those in which we hold a significant variable interest but have not consolidated into our financial statements as of June 30, 2008 and December 31, 2007.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
June 30, 2008	$1,062	$1,062
December 31, 2007	$1,110	$1,110

Additional information on our partnership interests in low income housing projects is included in our 2007 Form 10-K under this same heading in Part I, Item 7 and in Note 3 Variable Interest Entities in the Notes To Consolidated Financial Statements included in Part II, Item 8 of that report.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
June 30, 2008
Market Street	$4,582	$4,628	$7,230	(a)
Collateralized debt obligations	47	1	5
Partnership interests in low income housing projects	50	34	8
Total	$4,679	$4,663	$7,243
December 31, 2007
Market Street	$5,304	$5,330	$9,019	(a)
Collateralized debt obligations	255	177	6
Partnership interests in low income housing projects	50	34	8
Total	$5,609	$5,541	$9,033
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $7.0 billion and other credit enhancements of $.2 billion at June 30, 2008. The comparable amounts were $8.8 billion and $.2 billion at December 31, 2007. These liquidity commitments are included in the Net Unfunded Credit Commitments table in the Consolidated Balance Sheet Review section of this Report.

Market Street

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2007 and the first six months of 2008, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $4.4 billion at June 30, 2008 and $5.1 billion at December 31, 2007. The weighted average maturity of the commercial paper was 31 days at June 30, 2008 compared with 32 days at December 31, 2007.

In the ordinary course of business during the first six months of 2008, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $75 million with an average of $19 million and a June 30, 2008 position of zero. This compares with a maximum daily position of $113 million with an average of $27 million during the year ended December 31, 2007. PNC Capital Markets owned less than $1 million of Market Street commercial paper at December 31, 2007. PNC made no other purchases of Market Street commercial paper during 2007 or 2008.

PNC Bank, National Association (“PNC Bank, N.A.”) provides certain administrative services, a portion of the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $8 million and $2 million, respectively, for the six months ended June 30, 2008. The comparable amounts were $6 million and $2 million for the six months ended June 30, 2007.

PNC views its credit exposure for the Market Street transactions as limited. Neither creditors nor investors in Market Street have any recourse to our general credit. The commercial paper obligations at June 30, 2008 and December 31, 2007 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $7.0 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by

Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $1.2 billion of the liquidity facilities if the underlying assets are in default. See Note 15 Commitments And Guarantees included in the Notes To Consolidated Financial Statements of this Report for additional information.

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

Market Street has entered into a Subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $7.0 million as of June 30, 2008. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

Assets of Market Street Funding LLC

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
June 30, 2008 (a)
Trade receivables	$1,522	$3,150	2.60
Automobile financing	1,088	1,202	3.98
Collateralized loan obligations	269	607	2.86
Credit cards	400	400.69
Residential mortgage	14	14	27.50
Other	1,141	1,307	1.68
Cash and miscellaneous receivables	148
Total	$4,582	$6,680	2.63
December 31, 2007 (a)
Trade receivables	$1,375	$2,865	2.63
Automobile financing	1,387	1,565	4.06
Collateralized loan obligations	519	1,257	2.54
Credit cards	769	775.26
Residential mortgage	37	720.90
Other	1,031	1,224	1.89
Cash and miscellaneous receivables	186
Total	$5,304	$8,406	2.41
(a)	Market Street did not recognize an asset impairment charge or experience a rating downgrade on its assets during 2007 and the first six months of 2008.

Market Street Commitments by Credit Rating (a)

	June 30, 2008	December 31, 2007
AAA/Aaa	14%	19%
AA/Aa	5	6
A/A	78	72
BBB/Baa	3	3
Total	100%	100%
(a)	Not all facilities are explicitly rated by the rating agencies. Facilities are structured to meet rating agency standards for comparably structured transactions.

We evaluated the design of Market Street, its capital structure, the Note, and relationships among the variable interest holders under the provisions of FASB Interpretation No. 46, (Revised 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”). Based on this analysis, we are not the primary beneficiary as defined by FIN 46R and therefore the assets and liabilities of Market Street are not reflected in our Consolidated Balance Sheet.

We would consider changes to the variable interest holders (such as new expected loss note investors and changes to program-level credit enhancement providers), terms of expected loss notes, and new types of risks (such as foreign currency or interest rate) related to Market Street as reconsideration events. We review the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred. As indicated earlier, 75% of the program-level credit enhancement is provided by Ambac in the form of a surety bond. PNC Bank, N.A., in the role of program administrator, is closely following market developments relative to the rating agency outlooks of monoline insurers. Ambac is rated AA and Aa3 by Standard and Poor’s and Moody’s, respectively. This rating change has not impacted the Market Street commercial paper ratings of A1/P1. Various alternatives to the program-level enhancement are available if future rating changes impact either the ratings of Market Street commercial paper or its financial results.

Based on current accounting guidance, we are not required to consolidate Market Street into our consolidated financial statements. However, if PNC would be determined to be the primary beneficiary under FIN 46R, we would consolidate the commercial paper conduit at that time. Based on current accounting guidance, to the extent that the par value of the assets in Market Street exceeded the fair value of the assets upon consolidation, the difference would be recognized by PNC as a loss in our Consolidated Income Statement in that period. Based on the fair value of the assets held by Market Street at June 30, 2008, the consolidation of Market Street would not have had a material impact on our risk-based capital ratios, credit ratings or debt covenants.

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

In connection with the closing of the Trust E Securities sale, we agreed that, if we have given notice of our election to defer interest payments on the JSNs or a related deferral period is continuing, then PNC would be subject during such period to restrictions on dividends and other provisions protecting the status of the JSN debenture holder similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described above. PNC Capital Trusts C and D have similar protective provisions with respect to $500 million in principal amount of junior subordinated debentures.

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

At June 30, 2008, approximately 27% of our total assets were measured at fair value, consisting primarily of securities and other financial assets. Approximately 3% of our total liabilities were measured at fair value at that date. The corresponding amounts at March 31, 2008 were 28% and 4%, respectively.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below:

Fair Value Measurements – Summary

	June 30, 2008
In millions	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$5,129	$24,749	$1,154	$31,032
Financial derivatives (a)	25	2,283	85	2,393
Trading securities (b)	624	1,509	30	2,163
Commercial mortgage loans held for sale (c)			1,604	1,604
Customer resale agreements (d)		1,001		1,001
Equity investments			572	572
Other assets		224	8	232
Total assets	$5,778	$29,766	$3,453	$38,997
Liabilities
Financial derivatives (e)	$30	$1,703	$154	$1,887
Trading securities sold short (f)	1,278	93		1,371
Other liabilities		234		234
Total liabilities	$1,308	$2,030	$154	$3,492

(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in trading securities and other short-term investments on the Consolidated Balance Sheet.
(c)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for certain commercial mortgage loans held for sale intended for CMBS securitization.
(d)	Included in federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for this item.
(e)	Included in other liabilities on the Consolidated Balance Sheet.
(f)	Included in other borrowed funds on the Consolidated Balance Sheet.

Valuation Hierarchy

The following is an outline of the valuation methodologies used for measuring fair value under SFAS 157 for the major items above. The fair value hierarchy (i.e., Level 1, Level 2, and Level 3) is described in detail in Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report. Any models used to determine fair values based on the descriptions below are subject to review and independent testing as part of our model validation and internal control testing processes. Significant models are tested by our Model Validation Committee on at least an annual basis. In addition, we have teams independent of the traders verify marks and assumptions used for valuations at each period end.

Securities

Securities include both the available for sale and trading portfolios. We use market prices, sourced from pricing services, dealer quotes or recent trades to determine the fair value of securities. The majority of our securities are classified as Level 1 or Level 2 in the fair value hierarchy. In circumstances where market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

Residential Mortgage-Backed Securities

At June 30, 2008, our residential mortgage-backed securities portfolio was comprised of $9.8 billion fair value of US government agency-backed securities (substantially all classified as available for sale) and $11.0 billion fair value of private-issuer securities (substantially all classified as available for sale). The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The private-issuer securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the private-issuer securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”).

Of the total private-issuer securities, we consider that, based on the underlying credit score of the borrower, less than 1% were higher risk (i.e., FICO scores of equal to or less than 660) credit quality. Substantially all of the securities are senior tranches in the subordination structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts. Of the total private-issuer securities, approximately 55% are vintage 2005 and earlier, approximately 24% are vintage 2006 and approximately 21% are vintage 2007 and 2008. At June 30, 2008, $10.9 billion, or 99%, of the private-issuer securities were rated “AAA” equivalents by at least two nationally recognized rating agencies. There were 11 private-issuer securities totaling $69 million fair value where at least one national rating agency rated the security either “AA” or “A” equivalent.

For one security, we recorded an other-than-temporary impairment charge of $7 million in the second quarter of 2008. Since June 30, 2008, no significant deterioration in the credit ratings assigned to the private-issuer securities has occurred.

Commercial Mortgage-Backed Securities

The commercial mortgage-backed securities portfolio was $6.4 billion fair value at June 30, 2008 ($5.8 billion fair value classified as available for sale), and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

Of the total commercial mortgage-backed securities, approximately 49% are vintage 2005 and earlier, approximately 35% are vintage 2006 and approximately 16% are vintage 2007 and 2008. At June 30, 2008, $6.3 billion, or 99%, of the commercial mortgage-backed securities were rated “AAA” equivalents by at least two nationally recognized rating agencies. There were four commercial mortgage-backed securities totaling $52 million fair value where at least one national rating agency rated the security “AA” equivalent and three commercial mortgage-backed securities totaling $4 million where at least one national rating agency rated the security “BBB” equivalent.

Since June 30, 2008, no significant deterioration in the credit ratings assigned to the commercial mortgage-backed securities has occurred.

Other Asset-Backed Securities

The asset-backed securities portfolio was $3.2 billion fair value at June 30, 2008 (substantially all classified as available for sale), and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including home equity loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the subordination structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

Of the $1.3 billion fair value of asset-backed securities collateralized by fixed- and floating-rate home equity loans (all classified as available for sale), we consider that, based on the underlying credit score of the borrower, approximately 23% were higher risk credit quality. Of the total asset-backed securities collateralized by fixed- and floating-rate home equity loans, approximately 39% are vintage 2005 and earlier, approximately 25% are vintage 2006 and approximately 36% are vintage 2007. At June 30, 2008, $3.0 billion, or 94%, of the other asset-backed securities were rated “AAA” equivalents by at least two nationally recognized rating agencies. There were five asset-backed securities totaling $63 million fair value where at least one national rating agency rated the security “AA” equivalent, 11 asset-backed securities totaling $130 million fair value where the rating was between “AA” equivalent and “BBB” equivalent, and two asset-backed securities totaling $6 million fair value where the rating was lower than “BBB” equivalent.

For both of the securities rated lower than “BBB” equivalent, we recorded other-than-temporary impairment charges totaling approximately $2 million in the second quarter of 2008. Since June 30, 2008, no significant deterioration in the credit ratings assigned to the other asset-backed securities has occurred.

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

Our Level 3 assets and liabilities represented 2% of our total assets and less than 1% of our total liabilities at both June 30, 2008 and March 31, 2008.

Assets and liabilities measured using Level 3 inputs represented $3.5 billion or 9% of total assets measured at fair value and $154 million or 4% of total liabilities measured at fair value at June 30, 2008. Assets and liabilities measured using Level 3 inputs represented $2.9 billion or 7% of total assets measured at fair value and $239 million or 5% of total liabilities measured at fair value at March 31, 2008.

During the second quarter of 2008, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $527 million. These primarily related to asset-backed securities, taxable auction rate securities, and residential mortgage-backed securities, and occurred due to reduced volume of recently executed transactions and the lack of corroborating market price quotations for these instruments.

As indicated in the table on page 17, our largest category of Level 3 assets consists of certain commercial mortgage loans held for sale.

We originated the loans held in the commercial real estate portfolio that are classified as held for sale and accounted for at fair value. The values of these loans were based on exit prices at June 30, 2008 reflecting an illiquid securitization market for these loans. However, it is our intention to continue to reduce the size of this portfolio.

Total securities measured at fair value at June 30, 2008 included securities available for sale and trading securities consisting primarily of residential and commercial mortgage-backed securities and other asset-backed securities. Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital. However, reductions in the credit ratings of these securities would have an impact on the determination of risk-weighted assets which could reduce our regulatory capital ratios. In addition, other-than-temporary impairments on available for sale securities would reduce our regulatory capital ratios.

BUSINESS SEGMENTS REVIEW

We have four major businesses engaged in providing banking, asset management and global investment servicing products and services. Business segment results, including inter-segment revenues, and a description of each business are included in Note 16 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report. Certain revenue and expense amounts included in this Financial Review differ from the amounts shown in Note 16 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis and income statement classification differences related to Global Investment Servicing.

Results of individual businesses are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. As permitted under GAAP, we have aggregated the business results for certain similar operating segments for financial reporting purposes.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and servicing businesses using our risk-based economic capital model. We have assigned capital equal to 6% of funds to Retail Banking to reflect the capital required for well-capitalized domestic banks and to approximate market comparables for this business. The capital assigned for Global Investment Servicing reflects its legal entity shareholder’s equity.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the business segment loan portfolios. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, earnings and gains or losses related to Hilliard Lyons, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), intercompany eliminations, and most corporate overhead.

Employee data as reported by each business segment in the tables that follow reflect staff directly employed by the respective businesses and excludes corporate and shared services employees.

Results Of Businesses – Summary

(Unaudited)

	Earnings		Revenue		Average Assets (a)
Six months ended June 30 – in millions	2008	2007	2008	2007	2008	2007
Retail Banking (b)	$335	$419	$1,848	$1,707	$46,206	$39,171
Corporate & Institutional Banking	136	254	724	751	35,575	27,471
BlackRock	129	110	171	143	4,463	4,048
Global Investment Servicing (c) (d)	63	63	465	408	2,606	2,400
Total business segments	663	846	3,208	3,009	88,850	73,090
Other (b) (c) (e)	219	36	652	318	52,123	42,325
Total consolidated	$882	$882	$3,860	$3,327	$140,973	$115,415

(a)	Period-end balances for BlackRock and Global Investment Servicing.
(b)	Amounts for the periods presented reflect the reclassification of the results of Hilliard Lyons, which we sold on March 31, 2008, and the related gain on sale, from Retail Banking to “Other.”
(c)	For our segment reporting presentation in this Financial Review, after-tax integration costs of $2 million related to Albridge Solutions and Coates Analytics have been reclassified from Global Investment Servicing to “Other” for the first six months of 2008. “Other” for the first six months of 2008 also includes $48 million of pretax other integration costs while “Other” for the first six months of 2007 includes $29 million of pretax integration costs primarily related to Mercantile.
(d)	Global Investment Servicing revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs.
(e)	“Other” average assets are comprised primarily of securities available for sale and residential mortgage loans associated with asset and liability management activities.

RETAIL BANKING (a)

(Unaudited)

Six months ended June 30 Dollars in millions	2008	2007
INCOME STATEMENT
Net interest income	$997	$985
Noninterest income
Asset management	222	213
Service charges on deposits	169	164
Brokerage	73	65
Consumer services	207	187
Other	180	93
Total noninterest income	851	722
Total revenue	1,848	1,707
Provision for credit losses	194	60
Noninterest expense	1,107	978
Pretax earnings	547	669
Income taxes	212	250
Earnings	$335	$419
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$14,500	$14,060
Indirect	2,048	1,759
Education	1,466	110
Other consumer	1,688	1,434
Total consumer	19,702	17,363
Commercial and commercial real estate	14,798	11,150
Floor plan	1,032	995
Residential mortgage	2,442	1,715
Other	66	71
Total loans	38,040	31,294
Goodwill and other intangible assets	5,982	4,228
Loans held for sale	593	1,558
Other assets	1,591	2,091
Total assets	$46,206	$39,171
Deposits
Noninterest-bearing demand	$10,662	$9,974
Interest-bearing demand	9,443	8,728
Money market	18,534	16,385
Total transaction deposits	38,639	35,087
Savings	2,704	2,614
Certificates of deposit	16,383	16,684
Total deposits	57,726	54,385
Other liabilities	339	490
Capital	3,693	3,433
Total funds	$61,758	$58,308
PERFORMANCE RATIOS
Return on average capital	18%	25%
Noninterest income to total revenue	46	42
Efficiency	60	57

OTHER INFORMATION (b) (c)
Credit-related statistics:
Commercial nonperforming assets	$304	$110
Consumer nonperforming assets	49	30
Total nonperforming assets (d)	$353	$140
Commercial net charge-offs	$106	$27
Consumer net charge-offs	54	25
Total net charge-offs (e)	$160	$52
Commercial net charge-off ratio	1.34%	.45%
Consumer net charge-off ratio	.49%	.26%
Total net charge-off ratio (e)	.85%	.34%
Other statistics:
Full-time employees	11,671	10,786
Part-time employees	2,371	2,344
ATMs	4,015	3,917
Branches (f)	1,153	1,084

At June 30 Dollars in millions, except where noted	2008	2007
OTHER INFORMATION (CONTINUED)
ASSETS UNDER ADMINISTRATION (in billions) (g)
Assets under management
Personal	$46	$50
Institutional	20	22
Total	$66	$72
Asset Type
Equity	$36	$41
Fixed income	17	19
Liquidity/other	13	12
Total	$66	$72
Nondiscretionary assets under administration
Personal	$30	$30
Institutional	81	81
Total	$111	$111
Asset Type
Equity	$47	$47
Fixed income	27	28
Liquidity/other	37	36
Total	$111	$111
Home equity portfolio credit statistics (j):
% of first lien positions	39%	42%
Weighted average loan-to-value ratios (k)	72%	70%
Weighted average FICO scores (l)	726	727
Annualized net charge-off ratio	.44%	.18%
Loans 90 days past due	.46%	.26%
Checking-related statistics (j):
Retail Banking checking relationships	2,328,000	1,967,000
Consumer DDA relationships using online banking	1,157,000	975,000
% of consumer DDA relationships using online banking	56%	55%
Consumer DDA relationships using online bill payment	768,000	505,000
% of consumer DDA relationships using online bill payment	37%	29%
Small business loans and managed deposits (j):
Small business loans	$13,582	$5,410
Managed deposits:
On-balance sheet
Noninterest-bearing demand	$6,043	$4,250
Interest-bearing demand	1,851	1,505
Money market	3,349	2,595
Certificates of deposit	879	584
Off-balance sheet (h)
Small business sweep checking	2,958	1,933
Total managed deposits	$15,080	$10,867
Brokerage statistics (j):
Financial consultants (i)	394	350
Full service brokerage offices	24	23
Brokerage account assets (billions)	$18	$18
(a)	Information for all periods presented excludes the impact of Hilliard Lyons, which was sold on March 31, 2008, and whose results have been reclassified to “Other.”
(b)	Presented as of June 30 except for net charge-offs and annualized net charge-off ratios.
(c)	Amounts include the impact of Mercantile, which we acquired effective March 2, 2007. Amounts as of and for the six months ended June 30, 2008 include the impact of Yardville. Amounts subsequent to April 4, 2008 include the impact of Sterling.
(d)	Includes nonperforming loans of $339 million at June 30, 2008 and $130 million at June 30, 2007.
(e)	Increase related to the impact of more closely aligning small business and consumer loan charge-off policies.
(f)	Excludes certain satellite branches that provide limited products and service hours.
(g)	Excludes brokerage account assets.
(h)	Represents small business balances. These balances are swept into liquidity products managed by other PNC business segments, the majority of which are off-balance sheet.
(i)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(j)	Amounts at June 30, 2007 do not include the impact of Mercantile. Amounts at June 30, 2008 do not include the impact of Sterling, except for brokerage statistics. We generally do not report these statistics for acquired companies prior to systems conversion.
(k)	Calculated as of origination date.
(l)	Represents the most recent FICO scores we have on file.

Retail Banking’s earnings were $335 million for the first six months of 2008 compared with $419 million for the same period in 2007. The 20% decline in earnings over the prior year was driven by increases in expenses and the provision for the credit losses, partially offset by benefits from the first quarter 2008 gain related to the Visa initial public offering and the net benefits from acquisitions.

Highlights of Retail Banking’s performance during the first half of 2008 include the following:

•

The April 2008 acquisition of Sterling added 65 branches and 62 ATMs to our network. This acquisition has resulted in a leading deposit share in the central Pennsylvania footprint and enhanced our presence in surrounding markets.

•

Total reported checking relationships increased by a net 56,000 since December 31, 2007, reflecting both the conversion of Yardville accounts and strong organic growth. Without Yardville, we increased reported checking relationships by approximately 35,000 in the first half of the year, which compares favorably to the 13,000 reported relationships we added during the same period last year. This strong organic growth was driven by strength in both customer acquisition and retention with significant contributions coming from the former Mercantile franchise and our Workplace Banking Channel.

•

Our investment in online banking capabilities continues to pay off. Since June 30, 2007, the percentage of consumer checking households using online bill payment increased from 29% to 37%. We will continue to seek customer growth by expanding our use of technology. We recently launched our new “Virtual Wallet” product, which was specifically designed to provide a distinctive online money management experience for Generation Y customers in our footprint. This product features three accounts: a spend account to be used for purchases, a reserve account for short-term savings and a growth account for long-term savings. We expect to add long-term, loyal customers by attracting this customer segment now with a tech-driven solution and exceptional service.

•

In the first six months of 2008, we opened 8 new branches, consolidated 29 branches, and acquired 65 branches for a total of 1,153 branches at June 30, 2008. We continue to work to optimize our network by opening new branches in high growth areas, relocating branches to areas of higher market opportunity, and consolidating branches in areas of declining opportunity.

Total revenue for the first six months of 2008 was $1.848 billion, an 8% increase compared with $1.707 billion for the same period in 2007. Net interest income of $997 million increased $12 million, or 1%, compared with the first six months of 2007. The growth was driven by acquisitions, partially offset by a lower value attributed to deposits in the lower interest rate environment in 2008 versus 2007.

Noninterest income increased $129 million, or 18%, compared with the first six months of 2007. This growth was attributed primarily to the following:

•	A gain of $95 million from the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering,
•	Acquisitions,
•	Increased volume-related consumer fees, and
•	Customer growth.

The Market Risk Management – Equity and Other Investment Risk section of this Financial Review includes further information regarding Visa.

The provision for credit losses for the first six months of 2008 was $194 million compared to $60 million for the same period last year. Net charge-offs were $160 million for the first six months of 2008 and $52 million in the first six months of 2007. The increases in provision and net charge-offs were primarily a result of the following:

•	Aligning small business and consumer loan charge-off policies,
•	Downward credit migration of commercial loan portfolios primarily in Maryland, Virginia and New Jersey related to residential real estate development and related sectors,
•	Continued growth in our commercial loan portfolio, and
•	Increased levels of charge-offs given the current credit environment.

Based upon the current environment, we believe the provision and nonperforming assets will continue to increase in 2008 versus 2007 levels.

Noninterest expense for the first six months of 2008 totaled $1.107 billion, an increase of $129 million, or 13%, compared with the same period in 2007. The increase was primarily attributable to acquisitions, with the remainder related to expenses directly associated with fee income-related businesses and continued investments in the business.

Full-time employees at June 30, 2008 totaled 11,671, an increase of 885 over the prior year. Part-time employees have increased by 27 since June 30, 2007. The increase in full-time and part-time employees was primarily the result of the Yardville and Sterling acquisitions.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Furthermore, core checking accounts are critical to our strategy of expanding our payments business. Average total deposits increased $3.3 billion, or 6%, compared with the first half of 2007.

•	Average money market deposits increased $2.1 billion, and average certificates of deposits declined $.3 billion.

Money market deposits experienced core growth and both deposit categories benefited from the acquisitions. The decline in certificates of deposits was a result of a focus on relationship customers rather than pursuing higher-rate single service customers. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers.

•	Average demand deposit growth of $1.4 billion, or 8%, was almost solely due to acquisitions as organic growth was impacted by current economic conditions, such as lower average balances per account.
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

•

Average commercial and commercial real estate loans grew $3.6 billion, or 33%, compared with the first half of 2007. The increase was primarily attributable to acquisitions. Organic loan growth reflecting the strength of increased small business loan demand from existing customers and the acquisition of new relationships through our sales efforts was also a factor in the increase. At June 30, 2008, commercial and commercial real estate loans totaled $15.1 billion. This portfolio included $3.7 billion of commercial real estate loans, of which approximately $3.0 billion were related to our expansion from acquisitions into the greater Maryland and Washington, DC markets.

•

Average home equity loans grew $440 million, or 3%, compared with the first half of 2007 primarily due to acquisitions. Consumer loan growth has slowed as a result of lower demand from our customers as well as tightening of credit standards. Our home equity loan portfolio is relationship based, with 93% of the portfolio attributable to borrowers in our primary geographic footprint. We monitor this portfolio closely and the nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•	Average indirect loans increased $289 million, or 16%, compared with the first half of 2007. The increase is primarily attributable to acquisitions.
•

Average education loans grew $1.4 billion compared with the first half of 2007. The increase was primarily the result of the transfer of approximately $1.8 billion of education loans previously held for sale to the loan portfolio during the first quarter of 2008. The Loans Held For Sale portion of the Consolidated Balance Sheet Review section of this Financial Review includes additional information related to this transfer.

•	Average residential mortgage loans increased $727 million primarily due to the addition of loans from acquisitions.

Assets under management of $66 billion at June 30, 2008 decreased $6 billion compared with the balance at June 30, 2007. The decline in assets under management was primarily due to comparatively lower equity markets and the effects of the divestiture of a Mercantile asset management subsidiary during the fourth quarter, partially offset by the Sterling acquisition and positive net inflows.

Nondiscretionary assets under administration of $111 billion at June 30, 2008 remained flat when compared with the balance at June 30, 2007. The effects of net positive client flows were offset by comparatively lower equity markets.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Six months ended June 30 Dollars in millions except as noted	2008	2007
INCOME STATEMENT
Net interest income	$491	$377
Noninterest income
Corporate service fees	268	266
Other	(35)	108
Noninterest income	233	374
Total revenue	724	751
Provision for credit losses	121	1
Noninterest expense	425	385
Pretax earnings	178	365
Income taxes	42	111
Earnings	$136	$254
AVERAGE BALANCE SHEET
Loans
Corporate (a)	$11,603	$9,419
Commercial real estate	5,321	4,055
Commercial – real estate related	2,919	2,285
Asset-based lending	5,107	4,513
Total loans (a)	24,950	20,272
Goodwill and other intangible assets	2,215	1,669
Loans held for sale	2,312	1,142
Other assets	6,098	4,388
Total assets	$35,575	$27,471
Deposits
Noninterest-bearing demand	$7,417	$7,017
Money market	5,168	4,592
Other	2,109	1,020
Total deposits	14,694	12,629
Other liabilities	5,296	2,906
Capital	2,449	2,057
Total funds	$22,439	$17,592
(a)	Includes lease financing.

Corporate & Institutional Banking earned $136 million in the first six months of 2008 compared with $254 million in the first six months of 2007. Earnings in 2008 were impacted by pretax valuation losses of $156 million on commercial mortgage loans and commitments held for sale, net of hedges, and increases in the provision for credit losses and noninterest expenses, partially offset by higher net interest income.

Six months ended June 30 Dollars in millions except as noted	2008	2007
PERFORMANCE RATIOS
Return on average capital	11%	25%
Noninterest income to total revenue	32	50
Efficiency	59	51
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$243	$200
Acquisitions/additions	16	44
Repayments/transfers	(11)	(22)
End of period	$248	$222
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management	$266	$224
Capital Markets	$180	$143
Commercial mortgage securitizations and valuations (b)	$(97)	$30
Commercial mortgage loan servicing (c)	106	110
Total commercial mortgage banking activities	$9	$140
Total loans (d)	$26,075	$21,662
Nonperforming assets (d) (e)	$329	$100
Net charge-offs	$50	$16
Full-time employees (d)	2,310	2,084
Net carrying amount of commercial mortgage servicing rights (d)	$681	$493
(a)	Represents consolidated PNC amounts.
(b)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(c)	Includes net interest income and noninterest income from loan servicing and ancillary services.
(d)	At June 30.
(e)	Includes nonperforming loans of $321 million at June 30, 2008 and $87 million at June 30, 2007.

•

Net interest income grew $114 million, or 30%, in the first six months of 2008 compared with the first six months of 2007. The increase over the prior year was primarily a result of acquisitions, organic loan growth and an increase in commercial mortgage loans held for sale.

•

Corporate service fees increased slightly in the first half of 2008 compared with the prior year first half, to $268 million. Increases in treasury management, syndication and structured finance fees more than offset decreases in merger and acquisition advisory fees and mortgage servicing fees, net of amortization.

•

Other noninterest income was negative $35 million for the first six months of 2008 compared with income of $108 million in the first six months of 2007. The first six months of 2008 included losses of $156 million related to valuations of commercial mortgage loans and commitments held for sale, net of hedges. These losses are net of the $21 million positive valuation adjustment described below. These valuation losses reflect the illiquid market conditions and are non-cash losses. During the second quarter of 2008, we sold approximately $.5 billion of commercial mortgage loans held for sale via securitizations and recognized a positive valuation adjustment for loans and commitments of $21 million, net of hedges. As previously reported, PNC adopted SFAS 159 beginning January 1, 2008 and elected to account for its loans held for sale and intended for securitization at fair value. Given the current market disruption, we have stopped originating these loans. We intend to continue pursuing opportunities to reduce our loans held for sale position if we can receive prices we feel are appropriate. Excluding the impact of these valuation losses, other income increased approximately 12% due to higher interest rate derivative and foreign exchange trading revenue from customer activity.

•

Noninterest expense increased $40 million, or 10%, compared with the first half of 2007. The increase was primarily due to the impact of the Mercantile and ARCS Commercial Mortgage acquisitions, and other growth initiatives.

•

The provision for credit losses was $121 million in the first six months of 2008 compared with $1 million in the first six months of 2007. The increase in the provision compared with the year-ago period was primarily due to credit quality migration mainly related to residential real estate development and related sectors along with growth in total credit exposure. Nonperforming assets increased $229 million in the comparison, the majority of which was due to acquisitions. The largest component of the increase was in commercial real estate and commercial real estate related loans. Based upon the current environment, we believe the provision will continue to increase in 2008 versus 2007 levels.

•

Average loan balances increased $4.7 billion, or 23%, from the prior year first half. The increase in corporate and commercial real estate loans resulted from higher utilization of facilities, new business and the impact of the Mercantile and Yardville acquisitions.

•	Average deposit balances increased $2.1 billion, or 16%, compared with the first six months of 2007. The increase resulted primarily from higher client time deposits and the impact of acquisitions.
•

The commercial mortgage servicing portfolio was $248 billion at June 30, 2008, an increase of $26 billion, or 12%, from June 30, 2007. The increase resulted from strong growth in the third quarter of 2007 including the ARCS acquisition, which added $13 billion of commercial mortgage servicing. Servicing portfolio additions have been modest since the third quarter of 2007 due to the declining volumes in the commercial mortgage securitization market.

•

Average other assets and other liabilities increased $1.7 billion and $2.4 billion, respectively. These increases were due to customer driven trading and related hedging transactions. In addition, an increase in customer driven money management activities contributed to the higher other liabilities balance.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on page 8.

BLACKROCK

Our BlackRock business segment earned $129 million in the first six months of 2008 and $110 million in the first six months of 2007. These results reflect our approximately 33.3% share of BlackRock’s reported GAAP earnings and the additional income taxes on these earnings incurred by PNC.

Our investment in BlackRock was $4.3 billion at June 30, 2008 and $4.1 billion at December 31, 2007. Based upon BlackRock’s closing market price of $177.00 per common share at June 30, 2008, the market value of our investment in BlackRock was $7.6 billion at that date. As such, an additional $3.3 billion of pretax value was not recognized in our equity investment or shareholders’ equity account at that date.

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

PNC’s noninterest income for the first half of 2008 included a $117 million pretax gain related to our commitment to fund additional BlackRock LTIP programs. This gain represented the mark-to-market adjustment related to our remaining BlackRock LTIP shares obligation as of June 30, 2008 and resulted from the decrease in the market value of BlackRock common shares during the first six months of 2008. In the first six months of 2007, we recognized a pretax charge of $31 million for an increase in the market value of BlackRock common shares during that period.

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

GLOBAL INVESTMENT SERVICING

(Unaudited)

Six months ended June 30 Dollars in millions except as noted	2008	2007
INCOME STATEMENT
Servicing revenue (a)	$482	$424
Operating expense (a)	367	311
Operating income	115	113
Debt financing	19	19
Nonoperating income (b)	2	3
Pretax earnings	98	97
Income taxes	35	34
Earnings	$63	$63
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,305	$1,005
Other assets	1,301	1,395
Total assets	$2,606	$2,400
Debt financing	$935	$734
Other liabilities	1,005	1,109
Shareholder’s equity	666	557
Total funds	$2,606	$2,400
PERFORMANCE RATIOS
Return on average equity	20%	24%
Operating margin (c)	24	27
SERVICING STATISTICS (at June 30)
Accounting/administration net fund assets (in billions) (d)
Domestic	$862	$765
Offshore	126	103
Total	$988	$868
Asset type (in billions)
Money market	$400	$286
Equity	358	373
Fixed income	126	118
Other	104	91
Total	$988	$868
Custody fund assets (in billions)	$471	$467
Shareholder accounts (in millions)
Transfer agency	19	20
Subaccounting	55	50
Total	74	70
OTHER INFORMATION
Full-time employees (at June 30)	4,946	4,522
(a)	Certain out-of-pocket expense items which are then client billable are included in both servicing revenue and operating expense above, but offset each other entirely and therefore have no net effect on operating income. Distribution revenue and expenses which relate to 12b-1 fees that are received from certain fund clients for the payment of marketing, sales and service expenses also entirely offset each other, but are netted for presentation purposes above.
(b)	Net of nonoperating expense.
(c)	Total operating income divided by servicing revenue.
(d)	Includes alternative investment net assets serviced.

Global Investment Servicing, formerly PFPC, earned $63 million for both the first six months of 2008 and 2007. While servicing revenue growth of 14% was realized through new business, organic growth, and the completion of two acquisitions in December 2007, increased costs related to this growth and the acquisitions offset the increase.

Highlights of Global Investment Servicing’s performance for the first six months of 2008 included:

•	Total fund accounting assets serviced increased 14% over the prior year, despite declines in major stock market indices over the same time frame, due to a 13% increase in the number of funds serviced.

•	Initiatives in the offshore arena have resulted in a 34% increase in servicing revenue and a 22% increase in assets serviced, which now stand at $126 billion.

•

Subaccounting shareholder accounts rose by 5 million, or 10%, to 55 million, as existing clients continued to convert additional fund families to this platform. Global Investment Servicing remains a leading provider of subaccounting services.

Servicing revenue for the first half of 2008 reached $482 million, an increase of $58 million, or 14%, over the first half of 2007. This increase resulted primarily from the growth in offshore operations and the acquisitions of Albridge Solutions Inc. and Coates Analytics, LP in December 2007.

Operating expense increased $56 million, or 18%, to $367 million, in the first six months of 2008 compared with the first six months of 2007. Investments in technology, a larger employee base to support business growth, and costs related to the recent acquisitions drove the higher expense level.

Total assets serviced by Global Investment Servicing amounted to $2.6 trillion at June 30, 2008 compared with $2.4 trillion at June 30, 2007 as this business segment continued to see both organic growth and growth from new business in each of its product lines.

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

In addition, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements regarding our adoption in the first quarter of 2008 of the following:

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

The discount rate and compensation increase assumptions do not significantly affect pension expense. However, the expected long-term return on assets assumption does significantly affect pension expense. The expected long-term return on plan assets for determining net periodic pension cost for 2008 was 8.25%, unchanged from 2007. Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to change by up to $4 million as the impact is amortized into results of operations.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2008 estimated expense as a baseline.

Change in Assumption	Estimated Increase to 2008 Pension Expense (In millions)
.5% decrease in discount rate	$1
.5% decrease in expected long-term return on assets	$10
.5% increase in compensation rate	$2

We currently estimate a pretax pension benefit of $32 million in 2008 compared with a pretax benefit of $30 million in 2007.

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

Nonperforming, Past Due And Potential Problem Assets

We continued to experience credit deterioration at a manageable pace and overall asset quality performed as anticipated in the challenging environment during the first six months of 2008. We remained focused on maintaining a moderate risk profile.

Nonperforming Assets by Type

In millions	June 30 2008	December 31 2007
Nonaccrual loans
Commercial
Retail/wholesale	$58	$39
Manufacturing	34	35
Other service providers	66	48
Real estate related (a)	70	45
Financial services	10	15
Health care	7	4
Other	8	7
Total commercial	253	193
Commercial real estate
Real estate projects	330	184
Mortgage	35	28
Total commercial real estate	365	212
Consumer	24	17
Residential mortgage (b)	49	27
Lease financing	4	3
Total nonaccrual loans (b)	695	452
Restructured loans		2
Total nonperforming loans (b)	695	454
Foreclosed and other assets
Residential mortgage	28	16
Lease financing		11
Other	10	14
Total foreclosed and other assets	38	41
Total nonperforming assets (b) (c) (d)	$733	$495
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	We have adjusted the December 31, 2007 amounts to be consistent with the current methodology for recognizing nonaccrual residential mortgage loans serviced under master servicing arrangements.
(c)	Excludes equity management assets carried at estimated fair value of $44 million at June 30, 2008 and $4 million at December 31, 2007.
(d)	Excludes loans held for sale carried at lower of cost or market value of $59 million at June 30, 2008 (amount includes troubled debt restructured assets of $20 million) and $25 million at December 31, 2007.

Total nonperforming assets at June 30, 2008 increased $238 million, to $733 million, from the balance at December 31, 2007. Our nonperforming assets represented .51% of total assets at June 30, 2008 compared with .36% at December 31, 2007. The increase in nonperforming assets reflected higher nonaccrual residential real estate development loans, commercial real estate related loans and residential mortgage loans, partially offset by the impact of aligning small business and consumer loan charge-off policies.

The amount of nonperforming loans that was current as to principal and interest was $209 million at June 30, 2008 and $178 million at December 31, 2007.

See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and included here by reference for details of the types of nonperforming assets that we held at June 30, 2008 and December 31, 2007. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Changes In Nonperforming Assets

In millions	2008	2007
January 1	$495	$184
Transferred from accrual	602	195
Acquisition (a)	9	35
Charge-offs and valuation adjustments	(185)	(51)
Principal activity including payoffs	(153)	(90)
Returned to performing	(31)	(9)
Asset sales	(4)	(4)
June 30	$733	$260
(a)	Sterling in 2008 and Mercantile in 2007.

In the first quarter of 2008, we more closely aligned our charge-off policies for consumer and small business loans, which had the effect of reducing nonperforming assets by $44 million in that period.

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	June 30 2008	Dec. 31 2007	June 30 2008	Dec. 31 2007
Commercial	$22	$14.07%		.05%
Commercial real estate	10	18.11		.20
Consumer	70	49.34		.27
Residential mortgage	46	43.51		.45
Other	12	12	4.12	2.91
Total loans	$160	$136.22		.20

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $262 million at June 30, 2008 compared with $134 million at December 31, 2007.

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

Allocation Of Allowance For Loan And Lease Losses

	June 30, 2008		December 31, 2007
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$664	42.3%	$560	41.8%
Commercial real estate	187	12.9	153	13.0
Consumer	90	28.5	68	26.9
Residential mortgage	9	12.4	9	14.0
Lease financing	35	3.5	36	3.7
Other	3.4		4.6
Total	$988	100.0%	$830	100.0%

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

The provision for credit losses totaled $337 million for the first six months of 2008 and $62 million for the first six months of 2007. The higher provision in the first half of 2008 compared with the prior year period was driven by general credit quality migration, especially in the residential real estate development sector of our commercial real estate portfolio. See the Consolidated Balance Sheet Review section of this Financial Review for further information. In addition, the provision for credit losses for the first six months of 2008 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of June 30, 2008 reflected loan and total credit exposure growth, changes in loan portfolio composition, and other changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

Given our projections for loan growth and continued credit deterioration, and our current assumptions for the national economy, we expect that the provision for credit losses will be approximately $750 million for full year 2008, including the impact of the Sterling acquisition. However, we believe that increased operating leverage will be more than adequate to cover increased credit costs in 2008.

The allowance as a percent of nonperforming loans was 142% and as a percent of total loans was 1.35% at June 30, 2008. The comparable percentages at December 31, 2007 were 183% and 1.21%. We expect to continue to increase our allowance as a percent of total loans as the market and our credit quality migration dictates.

Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2008
Commercial	$141	$19		$122.82%
Consumer	61	7		54.55
Commercial real estate	35	3		32.70
Lease financing	3	1		2.16
Total	$240	$30		$210.59
2007
Commercial	$58	$15		$43.37%
Consumer	32	7		25.29
Commercial real estate	1	1
Total	$91	$23		$68.23

In the first quarter of 2008, we more closely aligned our charge-off policies for consumer and small business loans, which had the effect of increasing charge-offs by $44 million during that period.

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

The amount of reserves for these qualitative factors is assigned to loan categories and to business segments primarily based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 4.3% of the total allowance and .06% of total loans, net of unearned income, at June 30, 2008.

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

Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net gains from credit default swaps used to hedge our loan portfolio and take proprietary trading positions, reflected in other noninterest income in our Consolidated Income Statement, totaled $7 million for the first six months of 2008 compared with $8 million for the first six months of 2007.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements, trading securities and other short-term investments) and securities available for sale. At June 30, 2008, our liquid assets totaled $36.8 billion, with $21.0 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

PNC Bank, N.A. can borrow from the Federal Reserve Bank of Cleveland’s (“Federal Reserve Bank”) discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (“FHLB”)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At June 30, 2008, we maintained significant unused borrowing capacity from the Federal Reserve Bank discount window and FHLB-Pittsburgh under current collateral requirements.

At June 30, 2008, we pledged $4.1 billion of loans and $15.4 billion of securities to the Federal Reserve Bank with a combined collateral value of $18.1 billion. Also, we pledged $31.7 billion of loans and $5.0 billion of securities to FHLB-Pittsburgh under a blanket lien with a combined collateral value of $18.1 billion as of that date. We pledged this collateral with the Federal Reserve Bank and FHLB- Pittsburgh for the ability to borrow if necessary. At June 30, 2008 we had no outstanding borrowings with the Federal Reserve Bank and $9.3 billion outstanding with FHLB-Pittsburgh resulting in unused borrowing capacity of $18.1 billion and $8.8 billion, respectively, for a combined unused borrowing capacity under these arrangements of $26.9 billion, which is based on current collateral requirements.

At December 31, 2007, we had $1.6 billion of loans and $18.8 billion of securities pledged to the Federal Reserve Bank with a combined collateral value of $18.2 billion. Also at December 31, 2007, we pledged $33.5 billion of loans and $4.3 billion of securities to FHLB-Pittsburgh with a combined collateral value of $23.5 billion. At December 31, 2007 we had no outstanding borrowings with the Federal Reserve Bank and $6.8 billion outstanding with FHLB-Pittsburgh resulting in unused borrowing capacity of $18.2 billion and $16.7 billion, respectively, for a combined unused borrowing capacity under these arrangements of $34.9 billion.

In the first half of 2008 we increased FHLB borrowings, which provided us with additional liquidity at relatively attractive rates. Total FHLB borrowings were $9.6 billion at June 30, 2008 compared with $7.1 billion at December 31, 2007.

We can also obtain funding through traditional forms of borrowing, including federal funds purchased, repurchase agreements, and short and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through June 30, 2008, PNC Bank, N.A. had issued $6.9 billion of debt under this program.

PNC Bank, N.A. established a program in December 2004 to offer up to $3.0 billion of its commercial paper. As of June 30, 2008, there were no issuances outstanding under this program.

As of June 30, 2008, there were $1.5 billion of PNC Bank, N.A. short- and long-term debt issuances with maturities of less than one year.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities.” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $510 million at June 30, 2008.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of June 30, 2008, the parent company had approximately $679 million in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

In July 2006, PNC Funding Corp established a program to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of June 30, 2008, $384 million of commercial paper was outstanding under this program.

In May 2008, we issued $500 million of Depositary Shares, each representing a fractional interest in a share of PNC Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series K. Dividends are payable if and when declared beginning November 21, 2008 and then each May 21 and November 21 until May 21, 2013. After that date, dividends will be payable each 21st of August, November, February and May. Dividends will be paid at a rate of 8.25% prior to May 21, 2013 and at a rate of three-month LIBOR plus 422 basis points beginning May 21, 2013.

We have effective shelf registration statements which enable us to issue additional debt and equity securities, including certain hybrid capital instruments.

As of June 30, 2008, there were $1.7 billion of parent company contractual obligations, including commercial paper, with maturities of less than one year.

We also provide tables showing contractual obligations and various other commitments representing required and potential cash outflows as of June 30, 2008 under the heading “Commitments” below.

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

Sensitivity estimates and market interest rate benchmarks for the second quarters of 2008 and 2007 follow:

Interest Sensitivity Analysis

	Second Quarter 2008	Second Quarter 2007
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(2.6)%	(2.5)%
100 basis point decrease	2.4%	2.5%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(5.2)%	(5.7)%
100 basis point decrease	2.5%	4.4%
Duration of Equity Model
Base case duration of equity (in years):	2.6	3.2
Key Period-End Interest Rates
One-month LIBOR	2.46%	5.32%
Three-year swap	3.89%	5.39%

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

Net Interest Income Sensitivity To Alternate Rate Scenarios (Second Quarter 2008)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	.3%	(4.3)%	(7.4)%
Second year sensitivity	(7.1)%	(11.3)%	(7.1)%

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

During the first six months of 2008, our VaR ranged between $9.1 million and $13.8 million, averaging $11.7 million. During the first six months of 2007, our VaR ranged between $6.1 million and $9.3 million, averaging $7.6 million. The increase in VaR compared with the first half of 2007 reflected ongoing market volatility.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Under typical market conditions, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. As a result of increased volatility in certain markets, there were five such instances during the first six months of 2008.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first half and second quarter of 2008 and 2007 was as follows:

Six months ended June 30 – in millions	2008	2007
Net interest income	$39	$1
Noninterest income	(23)	81
Total trading revenue	$16	$82
Securities underwriting and trading (a)	$10	$17
Foreign exchange	33	27
Financial derivatives	(27)	38
Total trading revenue	$16	$82

Three months ended June 30 – in millions	2008	2007
Net interest income	$23	$1
Noninterest income	53	29
Total trading revenue	$76	$30
Securities underwriting and trading (a)	$19	$8
Foreign exchange	17	13
Financial derivatives	40	9
Total trading revenue	$76	$30
(a)	Includes changes in fair value for certain loans accounted for at fair value.

The decline in total trading revenue for the first six months of 2008 primarily related to our first quarter 2008 proprietary trading activities and reflected the negative impact of a very illiquid market on the assets that we held. In response to first quarter 2008 market volatility, during the second quarter of 2008 we substantially reduced our trading positions and increased our hedges in connection with proprietary trading activities.

Average trading assets and liabilities consisted of the following:

Six months ended June 30 – in millions	2008	2007
Trading assets
Securities (a)	$3,177	$1,858
Resale agreements (b)	2,046	1,254
Financial derivatives (c)	2,420	1,166
Loans at fair value (c)	103	177
Total trading assets	$7,746	$4,455
Trading liabilities
Securities sold short (d)	$1,642	$1,348
Repurchase agreements and other borrowings (e)	864	653
Financial derivatives (f)	2,460	1,178
Borrowings at fair value (f)	28	39
Total trading liabilities	$4,994	$3,218

Three months ended June 30 – in millions	2008	2007
Trading assets
Securities (a)	$2,471	$2,144
Resale agreements (b)	1,731	1,247
Financial derivatives (c)	2,028	1,221
Loans at fair value (c)	92	161
Total trading assets	$6,322	$4,773
Trading liabilities
Securities sold short (d)	$1,157	$1,431
Repurchase agreements and other borrowings (e)	691	669
Financial derivatives (f)	2,051	1,230
Borrowings at fair value (f)	25	40
Total trading liabilities	$3,924	$3,370
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance
Sheet	And Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Borrowed funds – Other.
(e)	Included in Borrowed funds – Repurchase agreements and Other.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 43 million shares of BlackRock common stock, accounted for under the equity method. Our total investment in BlackRock was $4.3 billion at June 30, 2008 compared with $4.1 billion at December 31, 2007. The market value of our investment in BlackRock was $7.6 billion at June 30, 2008. The primary risk measurement, similar to other equity investments, is economic capital.

Low Income Housing Projects

Included in our equity investments are limited partnerships that sponsor affordable housing projects. These investments, consisting of partnerships accounted for under the equity method as well as equity investments held by consolidated partnerships, totaled $1.0 billion at June 30, 2008 and

$1.0 billion at December 31, 2007. PNC’s equity investment at risk was $209 million at June 30, 2008 compared with $188 million at year-end 2007. We also had commitments to make additional equity investments in affordable housing limited partnerships of $97 million at June 30, 2008 compared with $98 million at December 31, 2007. These commitments are included in other liabilities on the Consolidated Balance Sheet.

Visa

Our remaining investment in Visa Class B common shares totals approximately 3.6 million and is recorded at zero book value. At the IPO conversion ratio, these shares would convert to approximately 2.5 million of the publicly traded Visa Class A common shares. Based on the June 30, 2008 closing price of $81.31 for the Visa shares, our remaining investment had an unrecognized pretax value of approximately $207 million. The Visa Class B common shares we own generally will not be transferable until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation. Additionally, Visa is allowed to reduce the number of shares that we own to fund any litigation liabilities that are above and beyond the initial escrow amount set aside at the time of the IPO. Note 15 Commitments And Guarantees in our Notes To Consolidated Financial Statements included in this Report has further information on our Visa indemnification obligation.

Private Equity

The private equity portfolio is comprised of equity and mezzanine investments that vary by industry, stage and type of investment. At June 30, 2008, private equity investments carried at estimated fair value totaled $584 million compared with $561 million at December 31, 2007. As of June 30, 2008, $306 million was invested directly in a variety of companies and $278 million was invested in various limited partnerships. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The minority and noncontrolling interests of these funds totaled $111 million as of June 30, 2008. Our unfunded commitments related to private equity totaled $254 million at June 30, 2008 and $270 million at December 31, 2007.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At June 30, 2008, other investments totaled $541 million compared with $389 million at December 31, 2007. During the second quarter of 2008, we recognized impairments relating to these investments of $26 million. Given the nature of these investments and if current market conditions affecting their valuation were to continue or worsen, we could incur future impairment charges.

Our unfunded commitments related to other investments totaled $74 million at June 30, 2008 compared with $79 million at December 31, 2007.

COMMITMENTS

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of June 30, 2008.

Contractual Obligations

June 30, 2008 – in millions	Total
Remaining contractual maturities of time deposits	$24,945
Borrowed funds	32,472
Minimum annual rentals on noncancellable leases	1,309
Nonqualified pension and post-retirement benefits	315
Purchase obligations (a)	420
Total contractual cash obligations	$59,461
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

June 30, 2008 – in millions	Total
Loan commitments	$51,558
Standby letters of credit (b)	5,672
Other commitments (c)	445
Total commitments	$57,675
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $2.5 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Includes unfunded commitments related to private equity investments of $254 million and other investments of $74 million which are not on our Consolidated Balance Sheet. Also includes commitments related to low income housing projects of $97 million and historic tax credits of $20 million which are included in other liabilities on the Consolidated Balance Sheet.

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

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges or free-standing derivatives at June 30, 2008 and December 31, 2007. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives – 2008

	Notional/ Contract Amount	Estimated Net Fair Value	Weighted- Average Maturity	Weighted-Average Interest Rates
June 30, 2008 – dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$9,813	$303	3 yrs. 2 mos.	4.36%	5.16%
Forward purchase commitments	1,000	11	1 mo.	NM	NM
Liability rate conversion
Interest rate swaps (a)
Receive fixed	9,275	279	4 yrs. 10 mos.	3.98%	5.07%
Total interest rate risk management	20,088	593
Total accounting hedges (b)	$20,088	$593
Free-Standing Derivatives
Customer-related
Interest rate
Swaps (c)	$73,496	$(48)	5 yrs. 2 mos.	4.15%	4.16%
Caps/floors
Sold (c)	2,767	(9)	5 yrs. 7 mos.	NM	NM
Purchased	2,157	12	2 yrs. 11 mos.	NM	NM
Futures	5,742		9 mos.	NM	NM
Foreign exchange	9,747	5	5 mos.	NM	NM
Equity	1,258	(34)	1 yr. 4 mos.	NM	NM
Swaptions	3,304	39	13 yrs. 5 mos.	NM	NM
Total customer-related	98,471	(35)
Other risk management and proprietary
Interest rate
Swaps (c) (d)	31,205	(66)	5 yrs.	3.98%	3.96%
Caps/floors
Sold	500		5 mos.	NM	NM
Purchased	700	9	1 yr. 7 mos.	NM	NM
Futures	19,581		1 yr. 5 mos.	NM	NM
Foreign exchange (c)	3,436	(8)	7 yrs. 3 mos.	NM	NM
Credit derivatives	5,178	106	15 yrs. 2 mos.	NM	NM
Risk participation agreements	1,426		4 yrs. 2 mos.	NM	NM
Commitments related to mortgage-related assets	3,447	5	3 mos.	NM	NM
Options
Futures	13,200	1	5 mos.	NM	NM
Swaptions (c)	10,778	(17)	7 yrs. 6 mos.	NM	NM
Other (e)	488	(82)	NM	NM	NM
Total other risk management and proprietary	89,939	(52)
Total free-standing derivatives	$188,410	$(87)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 48% were based on 1-month LIBOR, 40% on 3-month LIBOR and 12% on Prime Rate.
(b)	Fair value amount includes net accrued interest receivable of $219 million.
(c)	The increases in the negative fair values from December 31, 2007 to June 30, 2008 for equity, interest rate contracts and foreign exchange were due to the changes in fair values of the existing contracts along with new contracts entered into during 2008.
(d)	Due to the adoption of SFAS 159 as of January 1, 2008, we discontinued hedge accounting with our commercial mortgage banking pay fixed interest rate swaps; therefore, the fair value of these are now reported in this category.
(e)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs and to certain customer-related derivatives. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions and Divestitures included in the Notes To Consolidated Financial Statements in Item 8 of our 2007 Form 10-K.

NM Not meaningful

Financial Derivatives – 2007

	Notional/ Contract Amount	Estimated Net Fair Value	Weighted- Average Maturity	Weighted-Average Interest Rates
December 31, 2007 – dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a) Receive fixed	$7,856	$325	4 yrs. 2 mos.	4.28%	5.34%
Liability rate conversion
Interest rate swaps (a) Receive fixed	9,440	269	4 yrs. 10 mos.	4.12	5.09
Total interest rate risk management	17,296	594
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	1,128	(79)	8 yrs. 8 mos.	5.45	4.52
Total accounting hedges (b)	$18,424	$515
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$61,768	$(39)	5 yrs. 4 mos.	4.46%	4.49%
Caps/floors
Sold	2,837	(5)	6 yrs. 5 mos.	NM	NM
Purchased	2,356	7	3 yrs. 7 mos.	NM	NM
Futures	5,564		8 mos.	NM	NM
Foreign exchange	7,028	8	7 mos.	NM	NM
Equity	1,824	(69)	1 yr. 5 mos.	NM	NM
Swaptions	3,490	40	13 yrs. 10 mos.	NM	NM
Other	200		10 yrs. 6 mos.	NM	NM
Total customer-related	85,067	(58)
Other risk management and proprietary
Interest rate
Swaps	41,247	6	4 yrs. 5 mos.	4.44%	4.47%
Caps/floors
Sold	6,250	(82)	2 yrs. 1 mo.	NM	NM
Purchased	7,760	117	1 yr. 11 mos.	NM	NM
Futures	43,107		1 yr. 7 mos.	NM	NM
Foreign exchange	8,713	5	6 yrs. 8 mos.	NM	NM
Credit derivatives	5,823	42	12 yrs. 1 mo.	NM	NM
Risk participation agreements	1,183		4 yrs. 6 mos.	NM	NM
Commitments related to mortgage-related assets	3,190	10	4 mos.	NM	NM
Options
Futures	39,158	(2)	8 mos.	NM	NM
Swaptions	21,800	49	8 yrs. 1 mo.	NM	NM
Other (c)	442	(201)	NM	NM	NM
Total other risk management and proprietary	178,673	(56)
Total free-standing derivatives	$263,740	$(114)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 52% were based on 1-month LIBOR, 43% on 3-month LIBOR and 5% on Prime Rate.
(b)	Fair value amount includes net accrued interest receivable of $130 million.
(c)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions and Divestitures included in the Notes to Consolidated Financial Statements in Item 8 of our 2007 Form 10-K.

NM Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2008, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008, and that there has been no change in internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Charge-off - Process of removing a loan or portion of a loan from our balance sheet because it is considered uncollectible. We also record a charge-off when a loan is transferred to held for sale by reducing the carrying amount by the allowance for loan losses associated with such loan or, if the market value is less than its carrying amount, by the amount of that difference.

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

Fair value - The price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date using the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants.

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

Return on average common shareholders’ equity - Annualized net income less preferred stock dividends divided by average common shareholders’ equity.

Return on average tangible common shareholders’ equity - Annualized net income less preferred stock dividends divided by average common shareholders’ equity less goodwill and other intangible assets (net of deferred taxes for both taxable and nontaxable combinations), and excluding mortgage servicing rights.

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

Tangible common equity ratio - Period-end common shareholders’ equity less goodwill and other intangible assets (net of deferred taxes), and excluding mortgage servicing rights, divided by period-end assets less goodwill and other intangible assets (net of deferred taxes), and excluding mortgage servicing rights.

Taxable-equivalent interest - The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

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

Watchlist - A list of criticized loans, credit exposure or other assets compiled for internal monitoring purposes. We define criticized exposure for this purpose as exposure with an internal risk rating of other assets especially mentioned, substandard, doubtful or loss.

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

•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2008 with continued wide market credit spreads, and our view that national economic conditions currently point toward a mild recession followed by a subdued recovery.

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

We grow our business from time to time by acquiring other financial services companies. Acquisitions in general present us with risks in addition to those presented by the nature of the business acquired. In particular, acquisitions may be substantially more expensive to complete (including as a result of costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs arising as a result of those issues. Our recent acquisition of Sterling Financial Corporation (“Sterling”) presents regulatory and litigation risk, as a result of financial irregularities at Sterling’s commercial finance subsidiary, that may adversely impact our financial results.

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2008	2007	2008	2007
Interest Income
Loans	$1,050	$1,084	$2,121	$1,980
Securities available for sale	419	355	823	665
Other	108	115	252	224
Total interest income	1,577	1,554	3,196	2,869
Interest Expense
Deposits	362	532	812	1,000
Borrowed funds	238	284	553	508
Total interest expense	600	816	1,365	1,508
Net interest income	977	738	1,831	1,361
Noninterest Income
Fund servicing	234	209	462	412
Asset management	197	190	409	355
Consumer services	149	179	319	336
Corporate services	185	176	349	335
Service charges on deposits	92	92	174	169
Net securities gains (losses)	(1)	1	40	(2)
Other	206	128	276	361
Total noninterest income	1,062	975	2,029	1,966
Total revenue	2,039	1,713	3,860	3,327
Provision for credit losses	186	54	337	62
Noninterest Expense
Personnel	547	544	1,091	1,034
Occupancy	90	81	185	168
Equipment	94	79	176	150
Marketing	34	29	56	50
Other	350	307	649	582
Total noninterest expense	1,115	1,040	2,157	1,984
Income before income taxes	738	619	1,366	1,281
Income taxes	233	196	484	399
Net income	$505	$423	$882	$882
Earnings Per Common Share
Basic	$1.47	$1.24	$2.58	$2.71
Diluted	$1.45	$1.22	$2.54	$2.67
Average Common Shares Outstanding
Basic	344	342	342	325
Diluted	347	346	345	329

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	June 30 2008	December 31 2007
Assets
Cash and due from banks	$3,525	$3,567
Federal funds sold and resale agreements (includes $1,001 measured at fair value at June 30, 2008) (a)	3,015	2,729
Trading securities and other short-term investments	2,705	4,129
Loans held for sale (includes $1,604 measured at fair value at June 30, 2008) (a)	2,288	3,927
Securities available for sale	31,032	30,225
Loans, net of unearned income of $934 and $990	73,040	68,319
Allowance for loan and lease losses	(988)	(830)
Net loans	72,052	67,489
Goodwill	8,824	8,405
Other intangible assets	1,104	1,146
Equity investments	6,376	6,045
Other	11,850	11,258
Total assets	$142,771	$138,920
Liabilities
Deposits
Noninterest-bearing	$19,869	$19,440
Interest-bearing	64,820	63,256
Total deposits	84,689	82,696
Borrowed funds
Federal funds purchased	7,343	7,037
Repurchase agreements	1,887	2,737
Federal Home Loan Bank borrowings	9,572	7,065
Bank notes and senior debt (includes $11 measured at fair value at June 30, 2008) (a)	5,804	6,821
Subordinated debt	5,169	4,506
Other	2,697	2,765
Total borrowed funds	32,472	30,931
Allowance for unfunded loan commitments and letters of credit	124	134
Accrued expenses	3,388	4,330
Other	4,981	4,321
Total liabilities	125,654	122,412
Minority and noncontrolling interests in consolidated entities	2,009	1,654

Shareholders’ Equity
Preferred stock (b)
Common stock - $5 par value
Authorized 800 shares, issued 357 and 353 shares	1,787	1,764
Capital surplus	3,387	2,618
Retained earnings	11,940	11,497
Accumulated other comprehensive loss	(1,227)	(147)
Common stock held in treasury at cost: 11 and 12 shares	(779)	(878)
Total shareholders’ equity	15,108	14,854
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$142,771	$138,920

(a) Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.

(b) Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Six months ended June 30
In millions Unaudited	2008	2007
Operating Activities
Net income	$882	$882
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	337	62
Depreciation, amortization and accretion	168	155
Deferred income taxes	45	70
Net securities (gains) losses	(40)	2
Loan related valuation adjustments	183	1
Net gains related to BlackRock LTIP shares adjustment	(120)	(51)
Undistributed earnings of BlackRock	(115)	(76)
Visa redemption gain	(95)
Excess tax benefits from share-based payment arrangements	(4)	(12)
Net change in
Trading securities and other short-term investments	1,471	(32)
Loans held for sale	(120)	(217)
Other assets	(240)	163
Accrued expenses and other liabilities	(202)	(1,088)
Other	(47)	(69)
Net cash provided (used) by operating activities	2,103	(210)
Investing Activities
Repayment of securities	2,208	2,491
Sales
Securities	3,506	3,872
Visa shares	95
Loans	43	220
Purchases
Securities	(7,460)	(8,058)
Loans	(168)	(2,615)
Net change in
Federal funds sold and resale agreements	(65)	(250)
Loans	(1,376)	(302)
Net cash received from divestitures	377	36
Net cash received from (paid for) acquisitions	241	(1,890)
Purchases of corporate and bank-owned life insurance		(117)
Other	(505)	(277)
Net cash used by investing activities	(3,104)	(6,890)
Financing Activities
Net change in
Noninterest-bearing deposits	351	(728)
Interest-bearing deposits	(1,107)	(780)
Federal funds purchased	306	4,294
Repurchase agreements	(855)	20
Federal Home Loan Bank short-term borrowings	(2,000)
Other short-term borrowed funds	(163)	415
Sales/issuances
Federal Home Loan Bank long-term borrowings	4,500
Bank notes and senior debt	825	4,273
Subordinated debt	759	595
Other long-term borrowed funds	50	71
Perpetual trust securities	369	490
Preferred stock	492
Treasury stock	114	156
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(158)	(13)
Bank notes and senior debt	(1,850)	(575)
Subordinated debt	(140)	(537)
Other long-term borrowed funds	(13)	(100)
Excess tax benefits from share-based payment arrangements	4	12
Acquisition of treasury stock	(81)	(460)
Cash dividends paid	(444)	(379)
Net cash provided by financing activities	959	6,754
Net Decrease In Cash And Due From Banks	(42)	(346)
Cash and due from banks at beginning of period	3,567	3,523
Cash and due from banks at end of period	$3,525	$3,177
Cash Paid For
Interest	$1,325	$1,390
Income taxes	273	435
Non-cash Items
Issuance of common stock for acquisitions	312	3,779
Net increase in investment in BlackRock	144	24
Transfer from (to) loans held for sale to (from) loans, net	1,805	(160)
Impact of FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”	10	238

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Business

We are one of the largest diversified financial services companies in the United States based on assets, with businesses engaged in:

•	Retail banking,
•	Corporate and institutional banking,
•	Asset management, and
•	Global investment servicing.

We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky, and Delaware. We also provide certain investment servicing internationally. We are subject to intense competition from other financial services companies and are subject to regulation by various domestic and international authorities.

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

A VIE often holds financial assets, including loans, receivables, real estate or other property.

Based on the guidance contained in FIN 46R, we consolidate a VIE if we are considered to be its primary beneficiary. The primary beneficiary, determined based on variability of expected cash flows, will absorb the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we recognize all of the VIE’s assets, liabilities and noncontrolling interests on our Consolidated Balance Sheet. See Note 3 Variable Interest Entities for information about VIEs that we do not consolidate but in which we hold a significant variable interest.

REVENUE RECOGNITION

We earn net interest income and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Asset management and fund servicing,
•	Customer deposits,
•	Loan servicing,
•	Brokerage services, and
•	Securities and derivatives trading activities, including foreign exchange.

We also earn revenue from selling loans and securities, and we recognize income or loss from certain private equity activities.

We earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,
•	Selling various insurance products,
•	Providing treasury management services,
•	Providing merger and acquisition advisory and related services, and
•	Participating in capital markets transactions.

Revenue earned on interest-earning assets is recognized based on the effective yield of the financial instrument.

Asset management fees are generally based on a percentage of the fair value of the assets under management and performance fees are generally based on a percentage of the returns on such assets. Certain performance fees are earned upon attaining specified investment return thresholds and are recorded as earned. The caption asset management also includes our share of the earnings of BlackRock recognized under the equity method of accounting.

Fund servicing fees are primarily based on a percentage of the fair value of the fund assets and the number of shareholder accounts we service.

Service charges on deposit accounts are recognized when earned. Brokerage fees and gains on the sale of securities and certain derivatives are recognized on a trade-date basis.

We record private equity income or loss based on changes in the valuation of the underlying investments or when we dispose of our interest. Dividend income from private equity investments is generally recognized when received and interest income from subordinated private equity debt investments is recorded on an accrual basis.

We recognize revenue from loan servicing, securities, derivatives and foreign exchange trading, and securities underwriting activities as they are earned based on contractual terms, as transactions occur or as services are provided. We recognize any gains from the sale of loans upon cash settlement of the transaction.

When appropriate, revenue is reported net of associated expenses in accordance with GAAP.

INVESTMENTS

We have interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:

•	Ownership interest,
•	Our plans for the investment, and
•	The nature of the investment.

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation or other trading purposes are carried at fair value and classified as trading securities and other short-term investments on our Consolidated Balance Sheet. Realized and unrealized gains and losses on these securities are included in other noninterest income.

Interest income related to trading securities (both debt and equity) totaled $75 million for the first six months of 2008 and $37 million for the first six months of 2007. For the second quarter of 2008 and 2007, interest income related to trading securities totaled $31 million and $22 million, respectively. These amounts are included in other interest income on the Consolidated Income Statement.

Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). We review all debt securities that are in an unrealized loss position for other than temporary impairment on a quarterly basis. Declines in the fair value of available for sale debt securities that are deemed other than temporary are recognized on our Consolidated Income Statement in net securities gains/(losses) in the period in which the determination is made.

We include all interest on debt securities, including amortization of premiums and accretion of discounts, in net interest income. We compute gains and losses realized on the sale of debt securities available for sale on a specific security basis and include them in net securities gains/ (losses).

Equity Securities and Other Interests

We account for equity securities and equity investments other than BlackRock and private equity investments under one of the following methods:

•

Marketable equity securities are recorded on a trade-date basis and are accounted for based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short-term profits are classified as trading and included in trading securities and other short-term investments on our Consolidated Balance Sheet. Both realized and unrealized gains and losses on trading securities are included in other noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). Any unrealized losses that we have determined to be other than temporary on securities classified as available for sale are recognized in current period earnings.

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

Investment in BlackRock

We account for our investment in BlackRock under the equity method of accounting. The investment in BlackRock is reflected on our Consolidated Balance Sheet in the caption equity investments, while our equity share in the earnings of BlackRock is reported on our Consolidated Income Statement in the caption asset management.

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

LOANS AND LEASES

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on loans purchased. Interest on performing loans is accrued based on the principal amount outstanding and recorded in interest income as earned using the effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into net interest income, over periods not exceeding the contractual life of the loan.

Certain loans are accounted for at fair value in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” with changes in the fair value reported in other noninterest income. The fair value of these loans was $77 million, or less than .5% of the total loan portfolio, at June 30, 2008.

In addition to originating loans, we also acquire loans through portfolio purchases or business acquisitions. For certain acquired loans that experienced a deterioration of credit quality prior to our acquisition, we follow the guidance contained in AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). Under SOP 03-3, the excess of the cash flows expected to be collected over the purchase price of the loan at acquisition is accreted into interest income over the remaining life of the loan. Any valuation allowance for these loans reflects only those losses incurred after acquisition. The carrying value of loans accounted for under SOP 03-3 at June 30, 2008 was $36 million, or less than .5% of the total loan portfolio.

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

When loans are redesignated from held for investment to held for sale, specific reserves and allocated pooled reserves included in the allowance for loan and lease losses are charged-off to reduce the basis of the loans to lower of cost or market. Gains or losses recognized on the sale of the loans depend on the allocation of carrying value between the loans sold and the retained interests, based on their fair market values at the date of sale. We generally estimate the fair value of the retained interests based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable. Gains or losses on loan sales transactions are reported in other noninterest income.

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

We originate, sell and service mortgage loans under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. Under the provisions of the DUS program, we participate in a loss-sharing arrangement with Fannie Mae. We participate in a similar program with Freddie Mac. Refer to Note 15 Commitments And Guarantees for more information about our obligations related to sales of loans under these programs.

SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” requires all newly recognized servicing rights and obligations to be initially measured at fair value. For subsequent measurement of the asset or obligation, the standard permits the election of either the amortization method or the fair value method by class of recognized servicing rights and obligations. For servicing rights and obligations related to commercial loans and commercial mortgages, we have elected the amortization method. This method requires the amortization of the servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss.

In securitization transactions, we classify securities retained as debt securities available for sale or other assets, depending on the form of the retained interests. Retained interests that are subject to prepayment risk are reviewed for impairment on a quarterly basis. If the fair value of the retained interests is below its carrying amount and the decline is determined to be other than temporary, then the decline is reflected as a charge in other noninterest income.

LOANS HELD FOR SALE

We designate loans and related unfunded loan commitments as held for sale when we have a positive intent to sell them. We transfer loans to the loans held for sale category at the lower of cost or fair market value. At the time of transfer, write-downs on the loans and the related unfunded loan commitments are recorded as charge-offs or as a reduction in the liability for unfunded commitments. We establish a new cost basis upon transfer except for certain commercial mortgages held for sale discussed below. Any subsequent lower of cost or market adjustment is determined on an individual loan and unfunded loan commitment basis and is recognized as a valuation allowance with any charges included in other noninterest income. Gains or losses on the sale of these loans and/or related unfunded loan commitments are included in other noninterest income when realized.

Effective January 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and elected to fair value certain commercial mortgage loans held for sale intended for commercial mortgage-backed securities (“CMBS”) securitization. Under SFAS 159, changes in the fair value of these loans are measured and recorded in other noninterest income each period. See Note 6 Fair Value for additional information.

Interest income with respect to loans held for sale classified as performing is accrued based on the principal amount outstanding.

In certain circumstances, loans designated as held for sale may be transferred to the loan portfolio based on a change in strategy. We transfer these loans to the loan portfolio at the lower of cost or fair market value; however, any loans designated under SFAS 159 will remain at fair value.

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans,
•	Troubled debt restructurings, and
•	Foreclosed assets.

Measurement of delinquency and past due status are based on the contractual terms of each loan.

We generally classify commercial loans as nonaccrual when we determine that the collection of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more and the loans are not well-secured or in the process of collection. When the accrual of interest is discontinued, any accrued but uncollected interest previously included in net interest income is reversed. We charge off small business commercial loans less than $1 million at 120 days after transfer to nonaccrual status. We charge off other nonaccrual loans based on the facts and circumstances of the individual loans.

Most consumer loans, not secured by residential real estate, are charged off after 120 to 180 days past due and are not placed on nonaccrual status.

Home equity installment loans and lines of credit, as well as residential mortgage loans, that are well secured by residential real estate are classified as nonaccrual at 12 months past due, consistent with regulatory guidance. These loans are considered well secured if the fair market value of the property, less 15% to cover potential foreclosure expenses, is greater than or equal to the recorded investment in the loan including any superior liens. A fair market value assessment of the property is initiated when the loan becomes 80 to 90 days past due.

Home equity installment loans and residential real estate loans that are not well secured, but are in the process of collection, are classified as nonaccrual at 120 days past due. Home equity lines of credit and residential purchase money mortgages that are not well secured, but are in the process of collection, are classified as nonaccrual at 180 days past due. These loans are recorded at the lower of cost or market value, less liquidation costs, and the unsecured portion of these loans is charged off in accordance with regulatory guidelines. The remaining portion of the loan is placed on nonaccrual status.

Additionally, residential mortgage loans serviced by others under master servicing arrangements that are in the process of foreclosure are also classified as nonaccrual.

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

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Depending on various state statutes, legal proceedings are initiated on or about the 65th day of delinquency. If no other remedies arise from the legal proceedings, the final outcome will result in the sheriff’s sale of the property. When we acquire the deed, the transfer of loans to other real estate owned will be completed. These assets are recorded on the date acquired at the lower of the related loan balance or market value of the collateral less estimated disposition costs. We estimate market values primarily based on appraisals, when available, or quoted market prices on liquid assets. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value less estimated disposition costs. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in other noninterest expense.

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the allowance for loan and lease losses at a level that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. Our determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default,
•	Loss given default,
•	Exposure at date of default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Historical loss experience, and
•	Amounts for changes in current economic conditions that may not be reflected in historical results.

In determining the adequacy of the allowance for loan and lease losses, we make specific allocations to impaired loans, allocations to pools of watchlist and non-watchlist loans, and allocations to consumer and residential mortgage loans. We also allocate reserves to provide coverage for probable losses based upon current market results which may not be reflected in historical loss data. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses. Specific allocations are made to significant individual impaired loans and are determined in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” with impairment measured based on the present value of expected cash flows, observable market price or the fair value of collateral. We establish a specific allowance on all other impaired loans based on their loss given default credit risk rating.

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

While our pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. These reserves also include factors which may not be directly measured in the determination of specific or pooled reserves. Such factors include:

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

For subsequent measurements, we have elected to account for our commercial mortgage loan servicing rights as a class of assets and use the amortization method. This election was made based on the unique characteristics of the commercial mortgage loans underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial mortgage servicing rights assets. Specific risk characteristics of commercial mortgages include loan type, currency or exchange rate, interest rates and expected cash flows. We record these servicing assets as other intangible assets and amortize them over their estimated lives based on estimated net servicing income or loss. On a quarterly basis, we test the assets for impairment by categorizing the pools of assets underlying the servicing rights into various stratum. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized and a valuation reserve is established. Servicing fees are recognized as they are earned and are reported net of amortization expense and any impairments in the line item corporate services on the Consolidated Income Statement.

DEPRECIATION AND AMORTIZATION

For financial reporting purposes, we depreciate premises and equipment, net of salvage value, principally using the straight-line method over their estimated useful lives.

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

We recognize all derivative instruments at fair value as either other assets or other liabilities on the Consolidated Balance

Sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as an accounting hedge, the gain or loss is recognized in other noninterest income.

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

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation, continues to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in the first six months of 2008 or 2007 due to a determination that a forecasted transaction was no longer probable of occurring.

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

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments). We also enter into commitments to purchase or sell commercial mortgage loans. Both interest rate lock commitments and commitments to buy or sell mortgage loans are accounted for as free-standing derivatives when appropriate. Interest rate lock commitments and purchase commitments that are considered to be derivatives are recorded at fair value in other assets or other liabilities on the Consolidated Balance Sheet. Any gain or loss from the change in fair value after the inception of the commitment is recognized in other noninterest income.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted the guidance in Staff Accounting Bulletin No. (“SAB”) 109 on January 1, 2008. SAB 109 provides the SEC staff’s view that the expected future cash flows related to servicing should be included in the fair value measurement of all written loan commitments that are accounted for at fair value through earnings. The impact of this guidance on our consolidated financial statements has not been significant.

We adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 6 Fair Value for additional information.

As indicated above, we adopted SFAS 159 on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value. We elected to fair value certain commercial mortgage loans classified as held for sale and certain other financial instruments. See Note 6 Fair Value for additional information.

As required, we adopted the provisions of Emerging Issues Task Force Issue No. (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” on January 1, 2008. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to retired employees. The adoption of the guidance resulted in a reduction of retained earnings at January 1, 2008 of approximately $12 million and is not expected to have a material effect on our future results of operations or financial position.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard will require revisions to our derivative disclosures to provide greater transparency as to the use of derivative instruments and hedging activities. This guidance will be effective for interim and annual financial statements beginning with the first quarter 2009 Form 10-Q.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts an Interpretation of FASB Statement No. 60.” This standard changes the current practice of accounting for financial guarantee insurance contracts by insurance companies and enhances related disclosure requirements. This guidance will be effective for interim and annual financial statements beginning in 2009. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective January 1, 2009 for PNC and will impact our accounting for structured repurchase agreements entered into after that date.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that certain convertible debt instruments should be separately accounted for as liability and equity components. This guidance will be effective beginning with our first quarter 2009 Form 10-Q. We do not expect the adoption of this guidance to have a material effect on our results of operations or financial position.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS 128, “Earnings Per Share.” This guidance will be effective for disclosure beginning with our first quarter 2009 Form 10-Q with retrospective application required. We do not expect the adoption of this guidance to have a material effect on our basic earnings per share disclosures.

NOTE 2 ACQUISITIONS AND DIVESTITURES

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

NOTE 3 VARIABLE INTEREST ENTITIES

As discussed in our 2007 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs as of June 30, 2008 and December 31, 2007 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2007 Form 10-K.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
June 30, 2008	$1,062	$1,062
December 31, 2007	$1,110	$1,110

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
June 30, 2008
Market Street	$4,582	$4,628	$7,230	(a)
Collateralized debt obligations	47	1	5
Partnership interests in low income housing projects	50	34	8
Total	$4,679	$4,663	$7,243
December 31, 2007
Market Street	$5,304	$5,330	$9,019	(a)
Collateralized debt obligations	255	177	6
Partnership interests in low income housing projects	50	34	8
Total	$5,609	$5,541	$9,033
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $7.0 billion and other credit enhancements of $.2 billion at June 30, 2008. The comparable amounts were $8.8 billion and $.2 billion at December 31, 2007.

Market Street

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2007 and the first six months of 2008, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $8 million and $2 million, respectively, for the six months ended June 30, 2008. The comparable amounts were $6 million and $2 million for the six months ended June 30, 2007.

Neither creditors nor investors in Market Street have any recourse to our general credit. The commercial paper obligations at June 30, 2008 and December 31, 2007 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $7.0 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $1.2 billion of the liquidity facilities if the underlying assets are in default. See Note 15 Commitments And Guarantees for additional information.

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

Market Street has entered into a Subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $7.0 million as of June 30, 2008. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

We evaluated the design of Market Street, its capital structure, the Note and relationships among the variable interest holders under the provisions of FIN 46R. Based on this analysis, we are not the primary beneficiary as defined by FIN 46R and therefore the assets and liabilities of Market Street are not reflected in our Consolidated Balance Sheet.

PNC considers changes to the variable interest holders (such as new expected loss note investors and changes to program-level credit enhancement providers), changes to the terms of expected loss notes, and new types of risks (such as foreign currency or interest rate) related to Market Street as reconsideration events. PNC reviews the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory purposes.

In February 2008, PNC Preferred Funding LLC (the “LLC”), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable

Perpetual Trust Securities of PNC Preferred Funding Trust III (“Trust III”) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the “LLC Preferred Securities”). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the “Trust II Securities”) of PNC Preferred Funding Trust II (“Trust II”) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust I Securities”) of PNC Preferred Funding Trust I (“Trust I”) in

which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This minority interest totaled approximately $1.3 billion at June 30, 2008.

Our 2007 Form 10-K includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The Trust III Securities include dividend restriction covenants similar to those described for Trust II Securities.

NOTE 4 SECURITIES

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
June 30, 2008

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$22,175	$89	$(1,557)	$20,707
Commercial mortgage-backed	5,884	10	(140)	5,754
Asset-backed	3,568	21	(427)	3,162
US Treasury and government agencies	32	1		33
State and municipal	799	3	(26)	776
Other debt	259	1	(5)	255
Total debt securities	32,717	125	(2,155)	30,687
Corporate stocks and other	349		(4)	345
Total securities available for sale	$33,066	$125	$(2,159)	$31,032
December 31, 2007

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$21,147	$118	$(313)	$20,952
Commercial mortgage-backed	5,227	53	(16)	5,264
Asset-backed	2,878	4	(112)	2,770
US Treasury and government agencies	151	4		155
State and municipal	340	1	(5)	336
Other debt	85		(1)	84
Total debt securities	29,828	180	(447)	29,561
Corporate stocks and other	662	2		664
Total securities available for sale	$30,490	$182	$(447)	$30,225

At June 30, 2008, securities available for sale included a net unrealized loss of $2.0 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2007 was a net unrealized loss of $265 million.

The fair value of securities available for sale is impacted by interest rates, credit spreads, volatility and illiquidity. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The following table presents unrealized loss and fair value of securities at June 30, 2008 and December 31, 2007 for which an other-than-temporary impairment has not been recognized. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2008

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$(640)	$8,925	$(917)	$5,248	$(1,557)	$14,173
Commercial mortgage-backed	(94)	3,837	(46)	1,104	(140)	4,941
Asset-backed	(121)	966	(306)	996	(427)	1,962
State and municipal	(25)	397	(1)	52	(26)	449
Other debt	(5)	197			(5)	197
Total debt securities	(885)	14,322	(1,270)	7,400	(2,155)	21,722
Corporate stocks and other	(4)	76			(4)	76
Total	$(889)	$14,398	$(1,270)	$7,400	$(2,159)	$21,798
December 31, 2007

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$(157)	$6,994	$(156)	$5,065	$(313)	$12,059
Commercial mortgage-backed	(3)	365	(13)	769	(16)	1,134
Asset-backed	(87)	1,519	(25)	655	(112)	2,174
State and municipal	(4)	79	(1)	82	(5)	161
Other debt	(1)	40		3	(1)	43
Total	$(252)	$8,997	$(195)	$6,574	$(447)	$15,571

Of the $2.2 billion of gross unrealized losses at June 30, 2008, $1.3 billion related to securities that had been in a loss position for 12 months or more. At December 31, 2007, the comparable amounts were $447 million in gross unrealized losses and $195 million related to securities that had been in a loss position for 12 months or more. During the first half of 2008, unprecedented market volatility and relative illiquidity in certain asset sectors had an adverse impact on the valuation of certain of our securities available for sale. This occurred even as market interest rates (i.e., interest rate swap rates) remained relatively unchanged at June 30, 2008 compared with December 31, 2007. Ongoing mortgage issues and general uncertainty in the broader US housing market have adversely affected market spreads underlying the valuation of certain security classes.

At June 30, 2008, $9.8 billion (fair value) of our residential mortgage-backed securities portfolio was US government agency-backed securities. The remaining $10.9 billion (fair value) are private-issuer securities, which accounted for approximately $1.5 billion of unrealized losses as of June 30, 2008. We considered less than 1% of these securities higher-risk credit quality (i.e., FICO scores equal to or less than 660). Of the private-issuer total, $10.8 billion (fair value) were rated “AAA” equivalents by at least two nationally recognized rating agencies, with the remainder of the portfolio rated at least “A” equivalents.

At June 30, 2008, $1.3 billion (fair value) of our asset-backed portfolio was private-issuer securities collateralized by fixed- and floating-rate home equity loans. These securities had unrealized losses of approximately $0.4 billion at June 30, 2008. We considered 23% of these securities higher-risk credit quality. Of the private-issuer total, $1.2 billion (fair value) were rated “AAA” equivalents by at least two nationally recognized rating agencies, $0.1 billion were rated between “AA” and “BBB” equivalents, with two positions, totaling $6 million, rated lower than “BBB” equivalent.

Through the first half of 2008, we determined that three available for sale security positions were other-than-temporarily impaired, including the two asset-backed securities rated less than “BBB” equivalents referred to above. During the second quarter of 2008, we recognized other-than-temporary impairment charges totaling $9 million related to these securities. These charges are reflected in net securities gains (losses) on our Consolidated Income Statement.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 4 years and 3 months at June 30, 2008 and 3 years and 6 months at December 31, 2007.

Information relating to securities sold follows:

Securities Sold (a)

Six months ended June 30 In millions	Proceeds	Gross Gains	Gross Losses (a)	Net Gains (Losses)	Income Tax Expense (Benefit)
2008	$3,506	$49	$9	$40	$14
2007	3,872	10	12	(2)	(1)
(a)	Includes losses of $9 million recorded for the first six months of 2008 that represent other-than-temporary impairment charges.

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $21.0 billion at June 30, 2008 and $24.2 billion at December 31, 2007. The pledged securities include positions held in our portfolio of securities available for sale, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $2.5 billion at June 30, 2008 and $2.3 billion at December 31, 2007 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $1.4 billion was repledged to others at June 30, 2008 and $1.5 billion was repledged to others at December 31, 2007.

NOTE 5 ASSET QUALITY

The following table sets forth nonperforming assets and related information:

Dollars in millions	June 30, 2008	December 31. 2007
Nonaccrual loans
Commercial	$253	$193
Commercial real estate	365	212
Consumer	24	17
Residential mortgage	49	27
Lease financing	4	3
Total nonaccrual loans	695	452
Restructured loans		2
Total nonperforming loans	695	454
Foreclosed and other assets
Residential mortgage (c)	28	16
Lease financing		11
Other	10	14
Total foreclosed and other assets	38	41
Total nonperforming assets (a) (b) (c)	$733	$495
Nonperforming loans to total loans (c)	.95%	.66%
Nonperforming assets to total loans and foreclosed assets (c)	1.00	.72
Nonperforming assets to total assets (c)	.51	.36
(a)	Excludes equity management assets that are carried at estimated fair value of $44 million at June 30, 2008 and $4 million at December 31, 2007.
(b)	Excludes loans held for sale carried at lower of cost or market value of $59 million at June 30, 2008 (amount includes troubled debt restructured assets of $20 million) and $25 million at December 31, 2007.
(c)	We have adjusted prior period amounts to be consistent with the current period methodology for recognizing nonaccrual residential mortgage loans serviced under master servicing arrangements.

Changes in the allowance for loan and lease losses were as follows:

In millions	2008	2007
Allowance at January 1	$830	$560
Charge-offs
Commercial	(141)	(58)
Commercial real estate	(35)	(1)
Consumer	(61)	(32)
Lease financing	(3)
Total charge-offs	(240)	(91)
Recoveries
Commercial	19	15
Commercial real estate	3	1
Consumer	7	7
Lease financing	1
Total recoveries	30	23
Net charge-offs
Commercial	(122)	(43)
Commercial real estate	(32)
Consumer	(54)	(25)
Lease financing	(2)
Total net charge-offs	(210)	(68)
Provision for credit losses	337	62
Acquired allowance (a)	20	137
Net change in allowance for unfunded loan commitments and letters of credit	11	12
Allowance at June 30	$988	$703
(a)	Sterling in 2008 and Mercantile in 2007.

Net interest income less the provision for credit losses was $1.494 billion for the first six months of 2008 compared with $1.299 billion for the first six months of 2007. Comparable amounts for the second quarter of 2008 and the second quarter 2007 were $791 million and $684 million, respectively.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2008	2007
Allowance at January 1	$134	$120
Acquired allowance (a)	1	17
Net change in allowance for unfunded loan commitments and letters of credit	(11)	(12)
Allowance at June 30	$124	$125
(a)	Sterling in 2008 and Mercantile in 2007.

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

Level 3

Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain commercial mortgage loans held for sale, private equity investments, certain available for sale securities, certain trading securities and certain financial derivative contracts.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below:

Fair Value Measurements - Summary

	June 30, 2008
In millions	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$5,129	$24,749	$1,154	$31,032
Financial derivatives (a)	25	2,283	85	2,393
Trading securities (b)	624	1,509	30	2,163
Commercial mortgage loans held for sale (c)			1,604	1,604
Customer resale agreements (d)		1,001		1,001
Equity investments			572	572
Other assets		224	8	232
Total assets	$5,778	$29,766	$3,453	$38,997

Liabilities
Financial derivatives (e)	$30	$1,703	$154	$1,887
Trading securities sold short (f)	1,278	93		1,371
Other liabilities		234		234
Total liabilities	$1,308	$2,030	$154	$3,492
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in trading securities and other short-term investments on the Consolidated Balance Sheet.
(c)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for certain commercial mortgage loans held for sale intended for CMBS securitization.
(d)	Included in federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for this item.
(e)	Included in other liabilities on the Consolidated Balance Sheet.
(f)	Included in other borrowed funds on the Consolidated Balance Sheet.

The tables below present a reconciliation for April 1, 2008 to June 30, 2008 and for January 1, 2008 to June 30, 2008, respectively, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

Reconciliation of Level 3 Fair Value Measurements

Three months ended June 30, 2008

Level 3 Instruments Only In millions	Securities available for sale (b)	Financial derivatives (b)	Trading securities (b)	Commercial mortgage loans held for sale (c)	Equity investments (b)	Other assets (b)	Total assets	Financial derivatives (b)	Total liabilities
March 31, 2008	$233	$90		$2,068	$545	$4	$2,940	$239	$239
Total realized/unrealized gains (losses):
Included in earnings (a)		(10)		(50)	(8)		(68)	(96)	(96)
Included in other comprehensive income	(4)						(4)
Purchases, issuances, and settlements, net	428	5		(414)	35	4	58	11	11
Transfers into Level 3, net	497		$30				527
June 30, 2008	$1,154	$85	$30	$1,604	$572	$8	$3,453	$154	$154
(a) Attributable to unrealized gains (losses) related to assets or liabilities held at June 30, 2008:		$(4)		$(27)	$(15)		$(46)	$(17)	$(17)
(b) Carried at fair value prior to our adoption of SFAS 157. (c) We elected the fair value option under SFAS 159 for this item.

Reconciliation of Level 3 Fair Value Measurements

Six months ended June 30, 2008

Level 3 Instruments Only In millions	Securities available for sale (b)	Financial derivatives (b)	Trading securities (b)	Commercial mortgage loans held for sale (c)	Equity investments (b)	Other assets (b)	Total assets	Financial derivatives (b)	Total liabilities
December 31, 2007	$285	$130		$2,018	$568	$4	$3,005	$326	$326
Impact of SFAS 157 and SFAS 159 adoption		2		2			4
Balance, January 1, 2008	285	132		2,020	568	4	3,009	326	326
Total realized/unrealized gains (losses):
Included in earnings (a)		(41)		(180)	17		(204)	(165)	(165)
Included in other comprehensive income	(58)						(58)
Purchases, issuances, and settlements, net	430	(6)		(236)	(13)	4	179	(7)	(7)
Transfers into Level 3, net	497		$30				527
June 30, 2008	$1,154	$85	$30	$1,604	$572	$8	$3,453	$154	$154
(a) Attributable to unrealized gains (losses) related to assets or liabilities held at June 30, 2008:		$(38)		$(157)			$(195)	$(45)	$(45)
(b) Carried at fair value prior to our adoption of SFAS 157. (c) We elected the fair value option under SFAS 159 for this item.

The after-tax adjustment to beginning retained earnings from the adoption of SFAS 157 and SFAS 159 related to Level 3 fair value measurements was approximately $1 million each.

Net losses (realized and unrealized) relating to Level 3 assets and liabilities for the first six months of 2008 were $39 million and net gains (realized and unrealized) for the second quarter of 2008 were $28 million. These amounts include net unrealized losses of $150 million and $29 million, respectively. These amounts were included in other noninterest income in the Consolidated Income Statement.

During the second quarter of 2008, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $527 million. These primarily related to asset-backed securities, taxable auction rate securities, and residential mortgage-backed securities, and occurred due to reduced volume of recently executed transactions and the lack of corroborating market price quotations for these instruments.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for nonaccrual loans and loans held for sale represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.

Fair Value Measurements – Nonrecurring

	June 30, 2008				Total losses for three months ended June 30, 2008	Total losses for six months ended June 30, 2008
In millions	Level 1	Level 2	Level 3	Total Fair Value
Assets
Nonaccrual loans			$98	$98		$(26)
Loans held for sale		$2	114	116		(8)
Equity investment			74	74	$(26)	(26)
Total assets		$2	$286	$288	$(26)	$(60)

Fair Value Option

Commercial Mortgage Loans Held For Sale

Effective January 1, 2008, we elected to account for certain commercial mortgage loans classified as held for sale and intended for securitization at fair value under the provisions of SFAS 159. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. It also eliminates the requirements of hedge accounting under SFAS 133.

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

At June 30, 2008, commercial mortgage loans held for sale for which the fair value option had been elected had an aggregate fair value of $1.6 billion and an aggregate outstanding principal balance of $1.7 billion.

Interest income on these loans is recorded as earned and reported in the Consolidated Income Statement in the caption Interest Income – Other. Net losses resulting from changes in fair value of these loans of $180 million were recorded in other noninterest income for the first six months of 2008, including $50 million during the second quarter of 2008. Changes in fair value due to instrument-specific credit risk for the first six months and second quarter of 2008 were not material. The changes in fair value of these loans were partially offset by changes in the fair value of the related financial derivatives that economically hedged these loans.

Customer Resale Agreements and Bank Notes

Also effective January 1, 2008, we elected to account for structured resale agreements and structured bank notes at fair value, which are economically hedged using free-standing financial derivatives.

The fair value for structured resale agreements and structured bank notes is determined using a model which includes observable market data as inputs. At June 30, 2008, structured resale agreements with an aggregate fair value of $1.0 billion were included in federal funds sold and resale agreements on our Consolidated Balance Sheet. At June 30, 2008, structured bank notes with an aggregate fair value of $11 million were included in borrowed funds.

The following table summarizes the financial instruments for which we elected the fair value option effective January 1, 2008 and the related cumulative-effect adjustment to retained earnings.

Fair Value Option – Adoption

In millions	December 31, 2007	Retained Earnings Net Gain (Loss)	January 1, 2008
Assets
Customer resale agreements (a)	$738	$23	$761
Commercial mortgage loans held for sale	2,018	2	2,020
Liabilities
Bank notes	11		11
Cumulative–effect adjustment, before taxes		25
Tax impact		(9)
Cumulative-effect adjustment, after taxes		$16
(a)	Includes structured resale agreements that are economically hedged with derivatives.

The following table summarizes the changes in fair value included in other noninterest income in the Consolidated Income Statement for items for which we elected the fair value option.

Fair Value Option – Changes in Fair Value

	Total gains (losses)
In millions	Three months ended June 30, 2008	Six months ended June 30, 2008
Assets
Customer resale agreements (a)	$(32)	$(3)
Commercial mortgage loans held for sale (a)	(50)	(180)
(a)	The impact on earnings of offsetting hedges is not reflected in these amounts.

The following table provides fair values and aggregate unpaid principal balances of items for which we elected the fair value option.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value June 30, 2008	Aggregate Unpaid Principal Balance June 30, 2008	Difference
Assets
Customer resale agreements	$1,001	$980	$21
Commercial mortgage loans held for sale (a)	1,604	1,745	(141)
Liabilities
Bank notes	11	11
(a) Includes loans held for sale which are 90 days or more past due.	$6	$6

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at that date becomes available. We are awaiting certain information relating to pre-acquisition contingencies. Revisions would likely result in subsequent adjustments to goodwill.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	June 30, 2008	December 31, 2007
Customer-related and other intangibles
Gross carrying amount	$724	$708
Accumulated amortization	(312)	(263)
Net carrying amount	$412	$445
Mortgage and other loan servicing rights
Gross carrying amount	$1,043	$1,001
Accumulated amortization	(351)	(300)
Net carrying amount	$692	$701
Total	$1,104	$1,146

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, commercial mortgage and other loan servicing rights and certain core deposit intangibles are amortized on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 14 years, with a weighted-average remaining useful life of approximately 8 years. Our mortgage and other loan servicing rights are amortized primarily over a period of five to 10 years in proportion to the estimated net servicing cash flows from the related loans.

A summary of the changes in goodwill by business segment for the six months ended June 30, 2008 follows:

Goodwill

In millions	December 31, 2007	Additions/ Adjustments	June 30, 2008
Retail Banking	$5,628	$353	$5,981
Corporate & Institutional Banking	1,491	75	1,566
Global Investment Servicing	1,229	(1)	1,228
BlackRock	57	(8)	49
Total	$8,405	$419	$8,824

The changes in the carrying amount of goodwill and net other intangible assets for the six months ended June 30, 2008 are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2007	$8,405	$445	$701
Additions/adjustments:
Sterling acquisition	589	16	4
Hilliard Lyons divestiture	(141)
Yardville acquisition	(11)
Mercantile acquisition	(11)
Other acquisitions	1		(3)
Mortgage and other loan servicing rights			41
BlackRock	(8)
Amortization		(49)	(51)
Balance at June 30, 2008	$8,824	$412	$692

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We record goodwill when BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest.

Servicing revenue from both commercial and residential mortgage servicing assets and liabilities generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances, and ancillary fees totaling $95 million for the six months ended June 30, 2008 and $88 million for the six months ended June 30, 2007. Comparable amounts for the three months ended June 30, 2008 and June 30, 2007 totaled $52 million and $45 million, respectively. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for the first half of 2008 was $100 million. Amortization expense on existing intangible assets for the remainder of 2008 and for 2009 through 2013 is estimated to be as follows:

•	Remainder of 2008: $100 million,
•	2009: $164 million,
•	2010: $146 million,
•	2011: $135 million,
•	2012: $115 million, and
•	2013: $94 million.

NOTE 8 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

In February 2008, PNC Capital Trust E was formed and issued $450 million of 7.75% capital securities due March 15, 2068 that are redeemable on or after March 15, 2013 at par.

In April 2008, the following Sterling Trusts were added as part of the Sterling acquisition.

•

Sterling Financial Statutory Trust II, formed in June 2003, issued $36 million of capital securities due June 26, 2033 at a fixed rate of 5.55%. The fixed rate remained in effect until June 26, 2008 at which time the securities began paying a floating rate of LIBOR plus 310 basis points. The rate in effect at June 30, 2008 was 5.88%. Sterling Financial Statutory Trust II securities are redeemable on or after June 26, 2008 at par.

•

Sterling Financial Statutory Trust III, formed in December 2004, issued $15 million of capital securities due December 15, 2034 at a fixed rate of 6%. The fixed rate remains in effect until December 15, 2009 at which time the securities pay a floating rate of LIBOR plus 189 basis points. Sterling Financial Statutory Trust III securities are redeemable on or after December 15, 2009 at par.

•

Sterling Financial Statutory Trust IV, formed in February 2005, issued $15 million of capital securities due March 15, 2035 at a fixed rate of 6.19%. The fixed rate remains in effect until March 15, 2010 at which time the securities pay a floating rate of LIBOR plus 187 basis points. Sterling Financial Statutory Trust IV securities are redeemable on or after March 15, 2010 at par.

•

Sterling Financial Statutory Trust V, formed in March 2007, issued $21 million of capital securities due March 15, 2037 at a fixed rate of 7%. The fixed rate remained in effect until June 15, 2007 at which time the securities began paying a floating rate of LIBOR plus 165 basis points. The rate in effect at June 30, 2008 was 4.43%. Sterling Financial Statutory Trust V securities are redeemable on March 15, 2012 at par.

At June 30, 2008, our other capital securities of subsidiary trusts are as described in Note 12 Capital Securities of Subsidiary Trusts in our 2007 Form 10-K. All of these trusts, including PNC Capital Trust E and the Sterling Trusts described above, are wholly owned finance subsidiaries of PNC. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

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

We also maintain nonqualified supplemental retirement plans for certain employees. We provide certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans. The nonqualified retirement and postretirement benefit plans are unfunded.

The components of our net periodic pension and post-retirement benefit cost for the second quarter and first half of 2008 and 2007 were as follows:

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended June 30 In millions	2008	2007	2008	2007	2008	2007
Net periodic cost consists of:
Service cost	$10	$10			$1	$1
Interest cost	21	20	$2	$2	3	4
Expected return on plan assets	(40)	(39)
Amortization of prior service cost	(1)				(2)	(2)
Amortization of actuarial losses		1		1
Net periodic cost (benefit)	$(10)	$(8)	$2	$3	$2	$3

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Six months ended June 30 In millions	2008	2007	2008	2007	2008	2007
Net periodic cost consists of:
Service cost	$22	$20	$1	$1	$2	$1
Interest cost	43	39	3	3	7	7
Expected return on plan assets	(80)	(76)
Amortization of prior service cost	(1)				(4)	(3)
Amortization of actuarial losses		1	1	1
Net periodic cost (benefit)	$(16)	$(16)	$5	$5	$5	$5

Stock-Based Compensation Plans

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of June 30, 2008, no stock appreciation rights were outstanding. The Incentive Plans are more fully described in Note 18 Stock-Based Compensation Plans of our 2007 Form 10-K.

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

Generally, options granted under the Incentive Plans vest ratably over a three-year period as long as the grantee remains an employee or, in certain cases, retires from PNC. For all options granted prior to the adoption of SFAS 123R “Share-Based Payment” (“SFAS 123R”), we recognized compensation expense over the three-year vesting period. If an employee retired prior to the end of the three-year vesting period, we accelerated the expensing of all unrecognized compensation costs at the retirement date. As required under SFAS 123R, we recognize compensation expense for options granted to retirement-eligible employees after January 1, 2006 during the first twelve months subsequent to the grant, in accordance with the service period provisions of the options. Total compensation expense recognized related to stock options during the first six months of 2008 and 2007 was $10 million and $12 million, respectively.

Options Issued for Sterling Acquisition

On April 4, 2008, in connection with the closing of the Sterling acquisition, we issued 325,489 of PNC stock options upon conversion of all outstanding and unexercised Sterling options at that date. Of the total options issued, 159,676 were issued as nonqualified stock options, and the remaining 165,813 were issued as incentive stock options. These PNC options carry generally the same terms and conditions as the original Sterling options. Per the merger agreement, all outstanding options were deemed fully vested at the acquisition date. Accordingly, no ongoing stock option expense will be recognized for these options. The final purchase price consideration for the Sterling acquisition included approximately $3.3 million of value related to these options.

Option Pricing Assumptions

For purposes of computing stock option expense, we estimated the fair value of stock options using the Black-Scholes option-pricing model. The model requires the use of numerous assumptions, many of which are very subjective.

We used the following assumptions in the option-pricing model to determine 2008 and 2007 stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Weighted average for the six months ended June 30	2008	2007
Risk-free interest rate	2.8%	4.8%
Dividend yield	3.3%	3.4%
Volatility	18.1%	19.2%
Expected life	5.4 yrs.	4.4 yrs.

The following table summarizes stock option information as of and for the six months ended June 30, 2008:

	Shares (thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2007	14,326	$62.15
Granted	2,011	57.82
Issued for Sterling acquisition	325	63.94
Exercised	(582)	51.65
Cancelled	(177)	52.43
Outstanding at June 30, 2008	15,903	$62.13
Exercisable at June 30, 2008	12,079	$61.53

The weighted-average grant-date fair value of options granted during the first six months of 2008 and 2007 was $7.51 and $11.76 per option, respectively. To determine stock-based compensation expense under SFAS 123R, the grant-date fair value is applied to the options granted with a reduction made for estimated forfeitures.

During the first six months of 2008 we issued approximately 533,000 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock for future stock option exercises.

Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards

The fair value of nonvested incentive/performance unit share awards and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock price on the date of grant. Incentive/performance unit share awards are subsequently valued subject to the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee of the Board of Directors approves the final award payout with respect to incentive/performance unit share awards. Restricted stock/unit awards have various vesting periods ranging from 12 months to 60 months. There are no financial or performance goals associated with any of our restricted stock/unit awards.

We recognize compensation expense for incentive/performance unit share awards and restricted stock/unit awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to incentive/performance unit share awards and restricted stock/unit awards during the first six months of 2008 was approximately $24 million compared with $21 million during the first six months of 2007.

The following table summarizes nonvested incentive/performance unit share awards and restricted stock/unit awards as of and for the six months ended June 30, 2008:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Units	Weighted- Average Grant Date Fair Value
Dec. 31, 2007	316	$66.31	1,869	$60.20
Granted	166	52.80	499	55.18
Vested			(612)	50.87
Forfeited			(8)	60.49
June 30, 2008	482	$61.66	1,748	$62.04

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares and for estimated forfeitures on restricted stock/unit awards.

At June 30, 2008, there was $53 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than 5 years.

NOTE 10 FINANCIAL DERIVATIVES

We use a variety of derivative financial instruments to help manage interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. These instruments include interest rate swaps, interest rate caps and floors, futures contracts, and total return swaps.

Fair Value Hedging Strategies

We enter into interest rate swaps, caps, floors and futures derivative contracts to hedge bank notes, Federal Home Loan Bank borrowings, senior debt and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in interest income, interest expense or noninterest income depending on the hedged item.

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

During the next twelve months, we expect to reclassify to earnings $156 million of pretax net gains, or $101 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income (loss). This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to June 30, 2008. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of June 30, 2008 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

Any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a net gain of $2 million for the first six months of 2008 and a net loss of $1 million for the first six months of 2007.

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

Interest rate lock commitments for, as well as commitments to buy or sell, mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on certain commercial mortgage interest rate lock commitments as well as commercial mortgage loans held for sale is economically hedged with total rate of return swaps, pay-fixed interest rate swaps and forward sales agreements. These contracts mitigate the impact on earnings of exposure to a certain referenced rate. The fair value of loan commitments has been recorded pursuant to guidance in SAB 109.

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

We enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements. Risk participation agreements entered into prior to July 1, 2003 were considered financial guarantees and therefore are not included in derivatives. Agreements entered into subsequent to June 30, 2003 are included in the derivatives table that follows. We determine that we meet our objective of reducing credit risk associated with certain counterparties to derivative contracts when the participation agreements share in the proportional credit losses of those counterparties.

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At June 30, 2008, we held short-term investments, US government securities and mortgage-backed securities with a fair value of $381 million. We pledged short-term investments with a fair value of $230 million under these agreements.

The total notional or contractual amounts, estimated net fair values and credit risk for derivatives at June 30, 2008 and December 31, 2007 follow:

	June 30, 2008			December 31, 2007
In millions	Notional/ Contract amount	Estimated net fair value	Credit risk	Notional/ Contract amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES
Fair value hedges	$9,275	$279	$307	$10,568	$190	$283
Cash flow hedges	10,813	314	325	7,856	325	325
Total	$20,088	$593	$632	$18,424	$515	$608
FREE-STANDING DERIVATIVES
Interest rate contracts	$136,148	$(102)	$1,042	$170,889	$4	$1,224
Equity contracts	1,258	(34)	99	1,824	(69)	144
Foreign exchange contracts	13,183	(3)	168	15,741	13	153
Credit derivatives	5,178	106	185	5,823	42	96
Options	27,282	23	255	64,448	87	496
Risk participation agreements	1,426			1,183
Commitments related to mortgage-related assets	3,447	5	11	3,190	10	15
Other (a)	488	(82)	1	642	(201)
Total	$188,410	$(87)	$1,761	$263,740	$(114)	$2,128
(a)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs and to certain customer-related derivatives.

NOTE 11 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

	Three months ended June 30		Six months ended June 30
In millions, except share and per share data	2008	2007	2008	2007
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income applicable to basic earnings per common share (a)	$505	$423	$882	$882
Basic weighted-average common shares outstanding (in thousands)	344,069	342,315	341,633	325,341
Basic earnings per common share	$1.47	$1.24	$2.58	$2.71
(a) Preferred dividends declared were less than $.5 million for each period.

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (b) (c)
Net income	$505	$423	$882	$882
Less: BlackRock adjustment for common stock equivalents	2	2	6	4
Net income applicable to diluted earnings per common share	$503	$421	$876	$878
Basic weighted-average common shares outstanding (in thousands)	344,069	342,315	341,633	325,341
Conversion of preferred stock Series A and B	63	65	63	65
Conversion of preferred stock Series C and D	505	551	512	557
Conversion of debentures	1	2	1	2
Exercise of stock options	1,136	1,841	1,074	1,927
Incentive/performance unit share and restricted stock/unit awards	1,137	1,175	1,230	1,228
Diluted weighted-average common shares outstanding (in thousands)	346,911	345,949	344,513	329,120
Diluted earnings per common share	$1.45	$1.22	$2.54	$2.67
(b) Excludes stock options considered to be anti-dilutive (in thousands)	6,329	4,389	6,676	4,389
(c) Excludes exchangeable senior notes considered to be anti-dilutive (in thousands)		7,779		7,779

NOTE 12 SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first six months of 2008 follows. Our preferred stock outstanding as of June 30, 2008 totaled less than $.5 million and, therefore, is excluded from the table. See note (b) below regarding our May 2008 preferred stock issuance.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2007	341	$1,764	$2,618	$11,497	$(147)	$(878)	$14,854
Net effect of adopting EITF 06-4				(12)			(12)
Net effect of adopting SFAS 157 and SFAS 159				17			17
Balance at January 1, 2008	341	$1,764	$2,618	$11,502	$(147)	$(878)	$14,859
Net income				882			882
Other comprehensive income (loss), net of tax
Net unrealized securities losses					(1,119)		(1,119)
Net unrealized losses on cash flow hedge derivatives					(13)		(13)
Pension, other postretirement and postemployment benefit plan adjustments					55		55
Other (a)					(3)		(3)
Comprehensive income (loss)							(198)
Cash dividends declared
Common ($1.29 per share)				(444)			(444)
Common stock activity-acquisition	4	23	289				312
Treasury stock activity	1		(36)			99	63
Preferred stock issuance (b)			492				492
Tax benefit of stock option plans			3				3
Stock options granted			10				10
Effect of BlackRock equity transactions			14				14
Restricted stock/unit and incentive/performance unit share transactions			(3)				(3)
Balance at June 30, 2008	346	$1,787	$3,387	$11,940	$(1,227)	$(779)	$15,108

Comprehensive income for the six months ended June 30, 2007 totaled $678 million.

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Six months ended June 30, 2008 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Increase in net unrealized losses on securities held at period end	$(1,738)	$640	$(1,098)
Less: Net gains realized in net income (c)	33	(12)	21
Change in net unrealized securities losses	(1,771)	652	(1,119)
Change in net unrealized gains on cash flow hedge derivatives:
Decrease in net unrealized gains on cash flow hedge derivatives	(13)	5	(8)
Less: Net gains realized in net income	7	(2)	5
Change in net unrealized gains on cash flow hedge derivatives	(20)	7	(13)
Change in pension, other postretirement and postemployment benefit plan adjustments	87	(32)	55
Change in other (a)	(8)	5	(3)
Change in other comprehensive income (loss)	$(1,712)	$632	$(1,080)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	June 30, 2008		December 31, 2007
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(2,036)	$(1,286)	$(265)	$(167)
Net unrealized gains on cash flow hedge derivatives	257	162	277	175
Pension, other postretirement and postemployment benefit plan adjustments	(194)	(122)	(281)	(177)
Other, net (a)	43	19	51	22
Accumulated other comprehensive loss	$(1,930)	$(1,227)	$(218)	$(147)
(a)	Consists of foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income.
(b)	During May 2008, PNC issued 50,000 shares of Series K preferred stock, par value $1 per share and liquidation value $10,000 per share.
(c)	The pretax amount represents net unrealized losses at December 31, 2007 that were realized in 2008 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2008.

NOTE 13 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

As required by SEC Regulation S-X, summarized consolidated financial information of BlackRock follows (in millions):

	June 30 2008	December 31 2007
Total assets	$22,017	$22,562
Total liabilities	$9,343	$10,387
Non-controlling interests	544	578
Stockholders’ equity	12,130	11,597
Total liabilities, non-controlling interests and stockholders’ equity	$22,017	$22,562

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Total revenue	$1,387	$1,097	$2,687	$2,102
Total expenses	982	815	1,886	1,548
Operating income	405	282	801	554
Non-operating income (expense)	(3)	214	(22)	372
Income before income taxes and non-controlling interests	402	496	779	926
Income taxes	148	125	278	235
Non-controlling interests	(20)	149	(15)	273
Net income	$274	$222	$516	$418

NOTE 14 LEGAL PROCEEDINGS

The disclosure below updates the description of legal proceedings in Note 23 Legal Proceedings in Part II, Item 8 of our 2007 Form 10-K and in Note 14 Legal Proceedings in Part I, Item 1 of our first quarter 2008 Quarterly Report on Form 10-Q.

Adelphia

In June 2008, in the lawsuit currently being prosecuted by the Adelphia Recovery Trust, the United States District Court for the Southern District of New York granted in part defendants’ motion to dismiss. The court dismissed the principal bankruptcy law claims that had not previously been dismissed by the Bankruptcy Court, including claims alleging voidable preference payments, fraudulent transfers, and equitable disallowance. The effect of the June ruling is to dismiss from this lawsuit all claims against most of the defendants but leave pending against PNC and other original members of Adelphia loan syndicates and then-affiliated investment banks the other claims described in our 2007 Form 10-K. Counsel for a number of defendants have moved to enter final judgment on the dismissed claims to permit immediate appellate review of the issues resolved in June 2008 by the District Court and in June 2007 by the Bankruptcy Court. That motion is pending.

CBNV Mortgage Litigation

We have appealed to the North Carolina Court of Appeals the order of the General Court of Justice, Superior Court Division,

for Wake County, North Carolina, granting plaintiffs’ motion for summary judgment on their individual claims.

Sterling Financial Corporation Matters

Other Civil Litigation Relating to EFI. In July 2008, we reached an agreement to settle the lawsuits brought by two of the banks that had purchased equipment loans from Equipment Finance LLC, which we refer to as EFI. The amounts involved in these settlements are not significant to PNC.

NOTE 15 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at June 30, 2008 included private equity investments of $254 million and other investments of $74 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit totaled $5.7 billion at June 30, 2008. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on June 30, 2008 had terms ranging from less than one year to 21 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $8.0 billion at June 30, 2008, of which $2.5 billion support remarketing programs.

Assets valued as of June 30, 2008 of approximately $1.1 billion secured certain specifically identified standby letters of credit. Approximately $2.3 billion in recourse provisions from third parties was also available for this purpose as of June 30, 2008. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $80 million at June 30, 2008.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At June 30, 2008, the aggregate of our commitments under these facilities was $313 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At June 30, 2008, our total commitments under these facilities were $7.2 billion, of which $7.0 billion was related to Market Street.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs and Sterling, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs and Sterling) with respect to pending litigation or investigations during 2008. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities facilitated by Global Investment Servicing as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At June 30, 2008, the total maximum potential exposure as a result of these indemnity obligations was $11.4 billion, although the collateral at the time exceeded that amount.

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

Visa’s IPO occurred in March 2008. Visa redeemed 2.2 million of our investment in Visa Class B common shares for cash out of the proceeds of the IPO. Accordingly, we recognized a pretax gain of $95 million during the first quarter of 2008 in other noninterest income in connection with this redemption. In addition, Visa set aside $3 billion of the IPO proceeds in an escrow account for the benefit of the US member financial institutions to fund the expenses of the litigation as well as the members’ proportionate share of any judgments or settlements that may arise out of the litigation. Therefore, we reduced our indemnification liability proportionately based upon the escrowed amount via a credit to noninterest expense of $43 million pretax during the first quarter of 2008. At June 30, 2008, our remaining recorded Visa indemnification liability totaled $39 million.

RECOURSE AGREEMENT WITH GOVERNMENT AGENCIES

We are authorized to originate, underwrite, close and service commercial mortgage loans and then sell them to Fannie Mae under Fannie Mae’s DUS program. We have similar arrangements with Freddie Mac.

Under these programs, we assume up to one-third of the risk of loss on unpaid principal balances. At June 30, 2008, the maximum recourse liability was $3.7 billion. Accordingly, we maintain a reserve for such potential losses which approximates the fair value of this liability. At June 30, 2008, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.1 billion. The fair value of the guarantee, in the form of reserves for losses under these programs, totaled $41 million as of June 30, 2008 and is included in other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have an interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining the amounts of such losses. The serviced loans are not included on our Consolidated Balance Sheet.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At June 30, 2008, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $9 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $73 million at June 30, 2008. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $1.6 billion at June 30, 2008.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to 23 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements was approximately $768 million at June 30, 2008.

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

NOTE 16 SEGMENT REPORTING

We have four major businesses engaged in providing banking, asset management and global investment servicing products and services:

•	Retail Banking,
•	Corporate & Institutional Banking,
•	BlackRock, and
•	Global Investment Servicing, formerly PFPC

Results of individual businesses are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. As permitted under GAAP, we have aggregated the business results for certain similar operating segments for financial reporting purposes.

Information for the periods presented reflects the reclassification of results for Hilliard Lyons, including the first quarter 2008 gain on the sale of this business, from the Retail Banking business segment to “Other.”

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and servicing businesses using our risk-based economic capital model. We have assigned to Retail Banking capital equal to 6% of funds to reflect the capital required for well-capitalized domestic banks and to approximate market comparables for this business. The capital assigned for Global Investment Servicing reflects its legal entity shareholder’s equity.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the business segment loan portfolios. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories in the business segment tables. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, earnings and gains or losses related to Hilliard Lyons, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), and most corporate overhead.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to approximately 2.9 million consumer and small business customers within our primary geographic markets. Our customers are serviced through 1,153 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. Brokerage services are provided through PNC Investments, LLC.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with $1.428 trillion of assets under management at June 30, 2008. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services globally to institutional investors. At June 30, 2008, PNC’s ownership interest in BlackRock was approximately 33.3%.

Global Investment Servicing is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the 1940 Act and alternative investments. Investor services include transfer agency, subaccounting, and distribution. Financial advisor services include managed accounts and information management. This business segment serviced $2.6 trillion in total assets and 74 million shareholder accounts as of June 30, 2008 both domestically and internationally from locations in Ireland, Poland and Luxembourg.

Results Of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	Global Investment Servicing	Other	Intercompany Eliminations	Consolidated
2008
INCOME STATEMENT
Net interest income (expense)	$495	$246		$(7)	$243		$977
Noninterest income	390	232	$90	244	114	$(8)	1,062
Total revenue	885	478	90	237	357	(8)	2,039
Provision for credit losses	90	72			24		186
Depreciation and amortization	36	6		18	33		93
Other noninterest expense	533	204		170	127	(12)	1,022
Earnings before income taxes	226	196	90	49	173	4	738
Income taxes	86	62	21	17	46	1	233
Earnings	$140	$134	$69	$32	$127	$3	$505
Inter-segment revenue	$4	$3	$4	$5	$(5)	$(11)
AVERAGE ASSETS (a)	$46,939	$35,892	$4,463	$2,606	$55,456	$(3,964)	$141,392
2007
INCOME STATEMENT
Net interest income (expense)	$532	$191		$(8)	$23		$738
Noninterest income	388	187	$74	216	$117	$(7)	975
Total revenue	920	378	74	208	140	(7)	1,713
Provision for credit losses	37	17					54
Depreciation and amortization	33	6		14	23		76
Other noninterest expense	496	186		144	143	(5)	964
Earnings (loss) before income taxes	354	169	74	50	(26)	(2)	619
Income taxes (benefit)	132	47	17	18	(20)	2	196
Earnings (loss)	$222	$122	$57	$32	$(6)	$(4)	$423
Inter-segment revenue	$6	$1	$4	$3	$(4)	$(10)
AVERAGE ASSETS (a)	$44,274	$28,477	$4,048	$2,400	$47,867	$(3,746)	$123,320

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	Global Investment Servicing	Other	Intercompany Eliminations	Consolidated
2008
INCOME STATEMENT
Net interest income (expense)	$991	$483		$(17)	$374		$1,831
Noninterest income	851	233	$171	482	311	$(19)	2,029
Total revenue	1,842	716	171	465	685	(19)	3,860
Provision for credit losses	194	121			22		337
Depreciation and amortization	67	12		36	63		178
Other noninterest expense	1,040	413		334	214	(22)	1,979
Earnings before income taxes	541	170	171	95	386	3	1,366
Income taxes	206	34	42	34	167	1	484
Earnings	$335	$136	$129	$61	$219	$2	$882
Inter-segment revenue	$9	$6	$8	$11	$(9)	$(25)
AVERAGE ASSETS (a)	$46,206	$35,575	$4,463	$2,606	$56,030	$(3,907)	$140,973
2007
INCOME STATEMENT
Net interest income (expense)	$982	$371		$(16)	$24		$1,361
Noninterest income	722	374	$140	424	323	$(17)	1,966
Total revenue	1,704	745	140	408	347	(17)	3,327
Provision for credit losses	60	1			1		62
Depreciation and amortization	55	11		29	47		142
Other noninterest expense	923	374		282	275	(12)	1,842
Earnings (loss) before income taxes	666	359	140	97	24	(5)	1,281
Income taxes (benefit)	247	105	32	34	(24)	5	399
Earnings (loss)	$419	$254	$108	$63	$48	$(10)	$882
Inter-segment revenue	$12	$4	$8	$7	$(10)	$(21)
AVERAGE ASSETS (a)	$39,171	$27,471	$4,048	$2,400	$46,128	$(3,803)	$115,415

(a)	Period-end balances for BlackRock and Global Investment Servicing.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis, the inclusion of second quarter 2007 and first six months of 2007 BlackRock/MLIM transaction integration costs and second quarter 2008 and first six months of 2008 Albridge Solutions and Coates Analytics integration costs in “Other” in the Item 2 presentation, and classification differences related to Global Investment Servicing. Global Investment Servicing income classified as net interest income (expense) in the preceding table represents the interest components of other nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section.

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	Six months ended June 30
	2008			2007
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Securities available for sale
Residential mortgage-backed	$20,660	$565	5.47%	$18,245	$490	5.37%
Commercial mortgage-backed	5,688	153	5.37	3,492	97	5.56
Asset-backed	3,106	79	5.09	2,205	54	4.93
U.S. Treasury and government agencies	68	2	5.36	369	8	4.47
State and municipal	592	14	4.62	183	4	4.63
Other debt	148	4	5.53	56	3	9.21
Corporate stocks and other	439	9	4.09	365	9	4.89
Total securities available for sale	30,701	826	5.38	24,915	665	5.34
Loans, net of unearned income
Commercial	29,986	938	6.19	23,246	853	7.30
Commercial real estate	9,163	288	6.21	7,540	293	7.72
Lease financing	2,565	40	3.13	2,550	36	2.81
Consumer	19,727	572	5.83	17,378	565	6.56
Residential mortgage	9,302	281	6.04	7,649	224	5.86
Other	329	11	6.28	469	16	6.87
Total loans, net of unearned income	71,072	2,130	5.96	58,832	1,987	6.75
Loans held for sale	2,978	92	6.21	2,782	84	6.12
Federal funds sold and resale agreements	2,784	42	2.97	1,962	49	4.99
Other	4,726	125	5.31	3,173	98	6.23
Total interest-earning assets/interest income	112,261	3,215	5.71	91,664	2,883	6.29
Noninterest-earning assets:
Allowance for loan and lease losses	(876)			(652)
Cash and due from banks	2,876			2,968
Other	26,712			21,435
Total assets	$140,973			$115,415
Liabilities, Minority and Noncontrolling Interests, and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$26,474	302	2.28	$23,245	413	3.57
Demand	9,789	36.75		9,085	51	1.13
Savings	2,719	4.32		2,621	6.47
Retail certificates of deposit	16,673	326	3.93	16,637	386	4.68
Other time	4,250	76	3.52	1,888	49	5.12
Time deposits in foreign offices	5,069	68	2.67	3,677	95	5.17
Total interest-bearing deposits	64,974	812	2.50	57,153	1,000	3.52
Borrowed funds
Federal funds purchased	5,133	71	2.72	5,322	141	5.25
Repurchase agreements	2,399	32	2.65	2,184	51	4.65
Federal Home Loan Bank borrowings	8,918	163	3.62	85	2	3.79
Bank notes and senior debt	6,687	115	3.40	4,936	132	5.34
Subordinated debt	4,891	112	4.57	4,418	134	6.06
Other	3,550	60	3.38	2,138	48	4.50
Total borrowed funds	31,578	553	3.47	19,083	508	5.30
Total interest-bearing liabilities/interest expense	96,552	1,365	2.82	76,236	1,508	3.96
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity:
Demand and other noninterest-bearing deposits	17,804			16,821
Allowance for unfunded loan commitments and letters of credit	144			124
Accrued expenses and other liabilities	10,050			7,807
Minority and noncontrolling interests in consolidated entities	1,912			1,132
Shareholders' equity	14,511			13,295
Total liabilities, minority and noncontrolling interests, and shareholders' equity	$140,973			$115,415
Interest rate spread			2.89			2.33
Impact of noninterest-bearing sources			.39			.67
Net interest income/margin		$1,850	3.28%		$1,375	3.00%

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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Second Quarter 2008			First Quarter 2008			Second Quarter 2007
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$20,813	$284	5.47%	$20,506	$281	5.47%	$19,280	$261	5.40%
5,838	79	5.42	5,538	74	5.32	3,646	54	5.90
3,363	42	4.96	2,849	37	5.25	2,531	28	4.50
47	1	4.20	90	1	5.97	344	4	4.77
773	7	3.39	411	7	6.95	203	2	4.39
211	3	5.32	84	1	6.06	33	1	14.38
385	5	5.23	494	4	3.20	383	5	4.85
31,430	421	5.35	29,972	405	5.41	26,420	355	5.37

30,825	466	5.99	29,147	472	6.40	25,845	478	7.31
9,340	138	5.86	8,986	150	6.59	8,320	168	7.98
2,646	23	3.45	2,484	17	2.79	2,566	12	1.87
20,558	284	5.56	18,897	288	6.12	17,886	296	6.64
9,193	139	6.03	9,411	142	6.05	8,527	127	5.95
266	4	5.24	391	7	6.99	411	7	6.97
72,828	1,054	5.76	69,316	1,076	6.18	63,555	1,088	6.81
2,350	41	7.12	3,607	51	5.62	2,611	39	6.11
2,528	17	2.65	3,040	25	3.25	1,832	23	5.02
4,068	54	5.33	5,384	71	5.30	3,606	57	6.28
113,204	1,587	5.59	111,319	1,628	5.83	98,024	1,562	6.35
(900)			(852)			(692)
2,725			3,027			2,991
26,363			27,061			22,997
$141,392			$140,555			$123,320

$27,543	135	1.95	$25,405	167	2.64	$23,979	213	3.55
9,997	15.63		9,580	21.87		9,494	26	1.08
2,813	2.31		2,625	2.33		2,988	3.47
16,791	151	3.62	16,556	175	4.24	17,426	205	4.71
4,686	39	3.28	3,813	37	3.81	2,297	31	5.18
4,112	20	1.91	6,026	48	3.18	4,220	54	5.14
65,942	362	2.20	64,005	450	2.82	60,404	532	3.52

4,702	25	2.09	5,564	46	3.25	6,102	83	5.33
2,185	12	2.23	2,614	20	3.00	2,507	29	4.61
9,602	73	3.02	8,233	90	4.32	106	1	3.61
6,621	49	2.92	6,754	66	3.87	5,681	76	5.33
5,132	58	4.49	4,649	54	4.65	4,466	67	5.95
2,854	21	2.98	4,247	39	3.65	2,459	28	4.59
31,096	238	3.04	32,061	315	3.89	21,321	284	5.28
97,038	600	2.47	96,066	765	3.17	81,725	816	3.98

18,045			17,564			17,824
152			135			121
9,410			10,690			7,655
2,008			1,817			1,367
14,739			14,283			14,628
$141,392			$140,555			$123,320
		3.12			2.66			2.37
		.35			.43			.66
	$987	3.47%		$863	3.09%		$746	3.03%

Loan fees for the six months ended June 30, 2008 and June 30, 2007 were $25 million and $19 million, respectively. Loan fees for the three months ended June 30, 2008, March 31, 2008, and June 30, 2007 were $14 million, $11 million, and $10 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2008 and June 30, 2007 were $19 million and $14 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended June 30, 2008, March 31, 2008, and June 30, 2007 were $10 million, $9 million, and $8 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2007 Form 10-K in response to Part I, Item 1A other than the changes previously reported in PNC’s first quarter 2008 Form 10-Q in response to Part II, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the second quarter of 2008 are included in the following table:

In thousands, except per share data

2008 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 – April 30	211	$68.37		24,710
May 1 – May 31	164	$69.18		24,710
June 1 – June 30	142	$60.46		24,710

Total	517	$66.46
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the second quarter of 2008.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

3.3	Amendment No. 1 to the Amended and Restated Articles of Incorporation of the Corporation with respect to the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series K dated May 15, 2008. Incorporated by reference to Exhibit 3.1 of PNC’s Current Report on Form 8-K dated May 14, 2008, filed May 16, 2008.

3.4	Articles of Incorporation of the Corporation, restated as amended effective as of May 15, 2008.

4.16	Terms of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series K. Incorporated by reference to Exhibit 3.1 of PNC’s Current Report on Form 8-K dated May 14, 2008, filed May 16, 2008.

10.54	Form of employee stock option agreement with performance vesting schedule.

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 8, 2008 on its behalf by the undersigned thereunto duly authorized.

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

	High	Low	Close	Cash Dividends Declared
2008 Quarter
First	$71.20	$53.10	$65.57	$.63
Second	73.00	55.22	57.10	.66
Total				$1.29

2007 Quarter
First	$76.41	$68.60	$71.97	$.55
Second	76.15	70.31	71.58	.63
Third	75.99	64.00	68.10	.63
Fourth	74.56	63.54	65.65	.63
Total				$2.44

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