Form 10-Q
period 2008-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2008-11-06
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of October 31, 2008, there were 348,141,589 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to Third Quarter 2008 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2008	2007	2008	2007
FINANCIAL PERFORMANCE (a)
Revenue
Net interest income	$1,000	$761	$2,831	$2,122
Noninterest income	654	990	2,683	2,956
Total revenue	$1,654	$1,751	$5,514	$5,078
Noninterest expense	$1,142	$1,099	$3,299	$3,083
Net income	$248	$407	$1,130	$1,289
Per common share
Diluted earnings	$.71	$1.19	$3.24	$3.85
Cash dividends declared	$.66	$.63	$1.95	$1.81
SELECTED RATIOS
Net interest margin (b)	3.46%	3.00%	3.34%	3.00%
Noninterest income to total revenue	40	57	49	58
Efficiency (c)	69	63	60	61
Return on
Average common shareholders’ equity	7.13%	11.25%	10.63%	12.62%
Average assets	.69	1.27	1.07	1.44

See page 41 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2008 and September 30, 2007 were $9 million and $6 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2008 and September 30, 2007 were $28 million and $20 million, respectively.
(c)	Calculated as noninterest expense divided by total revenue.

CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	September 30 2008	December 31 2007	September 30 2007
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$145,610	$138,920	$131,366
Loans, net of unearned income	75,184	68,319	65,760
Allowance for loan and lease losses	1,053	830	717
Securities available for sale	31,031	30,225	28,430
Loans held for sale	1,922	3,927	3,004
Goodwill and other intangibles	9,921	9,551	8,935
Equity investments	6,735	6,045	5,975
Deposits	84,984	82,696	78,409
Borrowed funds	32,139	30,931	27,453
Shareholders’ equity	14,218	14,854	14,539
Common shareholders’ equity	13,712	14,847	14,532
Book value per common share	39.44	43.60	43.12
Common shares outstanding (millions)	348	341	337
Loans to deposits	88%	83%	84%

ASSETS ADMINISTERED (billions)
Managed	$63	$73	$77
Nondiscretionary	106	113	112

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$907	$990	$922
Custody assets	415	500	497

CAPITAL RATIOS
Tier 1 risk-based (b)	8.2%	6.8%	7.5%
Total risk-based (b)	11.9	10.3	10.9
Leverage (b)	7.2	6.2	6.8
Tangible common equity	3.6	4.7	5.2
Common shareholders’ equity to assets	9.4	10.7	11.1

ASSET QUALITY RATIOS
Nonperforming loans to total loans	1.12%	.66%	.40%
Nonperforming assets to total loans and foreclosed assets	1.16	.72	.46
Nonperforming assets to total assets	.60	.36	.23
Net charge-offs to average loans (for the three months ended)	.66	.49	.30
Allowance for loan and lease losses to total loans	1.40	1.21	1.09
Allowance for loan and lease losses to nonperforming loans	125	183	274
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 4.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.

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

KEY STRATEGIC GOALS

We manage our company for the long term by focusing on maintaining a moderate risk profile and strong capital and liquidity positions, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business.

Our strategy to enhance shareholder value centers on driving positive operating leverage by achieving growth in revenue from our balance sheet and diverse business mix that exceeds growth in expenses controlled through disciplined cost management. In each of our business segments, the primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by offering convenient banking options and leading technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service, and through a significantly enhanced branding initiative. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

We are focused on our strategies for quality growth. We remain committed to maintaining a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. Our actions have created a well-positioned and strong balance sheet, ample liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

We continue to be disciplined in investing capital in our businesses while returning a portion to shareholders through dividends and share repurchases when appropriate. See the Funding and Capital Sources section of the Consolidated Balance Sheet Review section of this Financial Review regarding certain restrictions on dividends and common share repurchases resulting from PNC’s participation in the US Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

Starting in the middle of 2007, and with a heightened level of activity during the third quarter of 2008 and through the present, there has been unprecedented turmoil, volatility and illiquidity in worldwide financial markets, accompanied by uncertain prospects for the overall national economy. In addition, there have been dramatic changes in the competitive landscape of the financial services industry during this time.

Recent efforts by the Federal government, including the Treasury Department, the Federal Reserve, the FDIC, the Securities and Exchange Commission and others, to stabilize and restore confidence in the financial services industry have impacted and will likely continue to impact PNC and our stakeholders. These efforts, which will continue to evolve, include the Emergency Economic Stabilization Act of 2008 and other legislative, administrative and regulatory initiatives, including the US Treasury’s TARP and TARP Capital Purchase Program, the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”), and the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).

The TARP Capital Purchase Program encourages US financial institutions to build capital through the sale to the US Treasury of senior preferred shares of stock to increase the flow of financing to US businesses and consumers and to support the US economy. The Federal Reserve established the CPFF to provide a liquidity backstop to US issuers of commercial paper and thereby improve liquidity in short-term funding markets and thus increase the availability of credit for businesses and households. The FDIC’s TLGP is designed to strengthen confidence and encourage liquidity in the banking system by (1) guaranteeing newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies (the Debt Guarantee Program), and (2) providing full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions, regardless of the dollar amount (the Transaction Account Guarantee Program). PNC has been approved to participate in the TARP Capital Purchase Program and will participate in the FDIC’s Transaction Account Guarantee Program. PNC is evaluating whether it will participate in the FDIC’s Debt Guarantee Program. Effective October 28, 2008, Market Street Funding LLC (“Market Street”) was approved to participate in the Federal Reserve’s CPFF.

It is also possible that the US Congress and federal banking agencies, as part of their efforts to enhance the liquidity and solvency of financial institutions and markets and otherwise enhance the regulation of financial institutions and markets, will announce additional legislation, regulations or programs. These additional actions may take the form of changes in or additions to the statutes or regulations related to existing programs, including those described above. It is not possible at this time to predict the ultimate impact of these actions on PNC’s business plans and strategies.

PLANNED ACQUISITION OF NATIONAL CITY

On October 24, 2008, we entered into a definitive agreement with National City Corporation (“National City”) for PNC to acquire National City for approximately $5.9 billion in cash and common stock. Consideration includes approximately $5.5 billion of PNC common stock (based on a five-day average share price including the announcement date), with a fixed exchange ratio of 0.0392 share of PNC common stock for each share of National City common stock, and $384 million of cash payable to certain warrant holders. The transaction is currently expected to close by December 31, 2008 and is subject to customary closing conditions, including the approval of regulators and the shareholders of both PNC and National City.

National City, headquartered in Cleveland, Ohio, is one of the nation’s largest commercial banking organizations based on assets. At September 30, 2008, National City had total assets of approximately $145 billion and total deposits of approximately $96 billion. National City operates through an extensive network in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri, Pennsylvania and Wisconsin and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Its primary businesses include commercial and retail banking, mortgage financing and servicing, consumer finance and asset management.

We expect to incur merger and integration costs of approximately $2.3 billion in connection with the acquisition of National City. The transaction is expected to result in the reduction of approximately $1.2 billion of acquired company noninterest expense through the elimination of operational and administrative redundancies.

Our Current Reports on Form 8-K filed October 24, 2008 and October 30, 2008 contain additional information regarding our planned acquisition of National City.

TARP CAPITAL PURCHASE PROGRAM

Also on October 24, 2008, PNC announced it will participate in the TARP Capital Purchase Program. PNC plans to issue to the US Treasury $7.7 billion of preferred stock together with related warrants to purchase shares of common stock of PNC in accordance with the terms of the TARP Capital Purchase Program, subject to standard closing requirements. A portion of the $7.7 billion amount assumes the consummation of the acquisition of National City. Funds from this sale will count as Tier 1 capital and the warrants will qualify as tangible common equity. The US Treasury’s term sheet describing the TARP Capital Purchase Program and standard forms of agreements are available on the US Treasury’s website at http://www.ustreas.gov.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following, some of which may be affected by legislative, regulatory and administrative initiatives of the Federal government outlined above:

•	General economic conditions, including the length and severity of an anticipated recession,
•	The level of, and direction, timing and magnitude of movement in interest rates, and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Changes in the competitive landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	Movement of customer deposits from lower to higher rate accounts or to investment alternatives, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Progress toward closing and integrating the planned National City acquisition,
•	Continued development of the markets related to our other recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management and creating positive operating leverage,

•	Maintaining solid overall asset quality,
•	Continuing to maintain our solid deposit base,
•	Prudent risk and capital management, and
•	Actions we take within the capital and other financial markets.

OTHER 2008 ACQUISITION AND DIVESTITURE ACTIVITY

On April 4, 2008, we acquired Lancaster, Pennsylvania-based Sterling Financial Corporation (“Sterling”) for approximately 4.6 million shares of PNC common stock and $224 million in cash. Sterling was a banking and financial services company with approximately $3.2 billion in assets, $2.7 billion in deposits, and 65 branches in south-central Pennsylvania, northern Maryland and northern Delaware. The Sterling technology systems and bank charter conversions were completed during the third quarter of 2008 and we realized the anticipated cost savings related to these activities.

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

SUMMARY FINANCIAL RESULTS

	Three months ended		Nine months ended
In millions, except per share data	Sept. 30 2008	Sept. 30 2007	Sept. 30 2008	Sept. 30 2007
Net income	$248	$407	$1,130	$1,289
Diluted earnings per share	$.71	$1.19	$3.24	$3.85
Return on
Average common shareholders’ equity	7.13%	11.25%	10.63%	12.62%
Average assets	.69%	1.27%	1.07%	1.44%

Highlights of the third quarter of 2008 included the following:

•

We continued to be well capitalized. The Tier 1 risk-based capital ratio was 8.2% at September 30, 2008. In October 2008, the PNC board of directors declared a quarterly common stock cash dividend of 66 cents a share.

•

We maintained a strong liquidity position and our franchise continued to generate deposits. Average deposits for the third quarter increased 8% compared with the third quarter of 2007, funding nearly 80% of loan growth. As a result, we remained core funded with a loan to deposit ratio of 88% at September 30, 2008.

•	Credit quality continued to be manageable in a challenging economic environment. Net charge-offs for the third quarter of 2008 were $122 million, or .66% of average loans, compared with $49 million,

or .30%, for the third quarter of 2007. The provision for credit losses for the third quarter of 2008 was $190 million compared with $65 million for the third quarter of 2007. As a result, the ratio of the allowance for loan and lease losses to total loans increased to 1.40% at September 30, 2008 from 1.09% at September 30, 2007.

•

Securities available for sale were $31.0 billion at September 30, 2008, or 21% of total assets. The portfolio was comprised of well-diversified, high quality securities with US government agency mortgage-backed securities representing 39% of the portfolio. The remaining securities were primarily non-US government agency mortgage-backed or asset-backed and 95% of these had AAA-equivalent ratings, on average.

•

We expanded the number of customers we serve, accelerating growth in checking relationships by adding 36,000 net new consumer and business checking relationships through organic growth in the third quarter of 2008.

•	Average loans for the third quarter of 2008 increased 13% over third quarter of 2007. We continued to make credit available to our customers.
•

Net interest income increased 31% in the third quarter of 2008 compared with the third quarter of 2007 due to higher earning assets and lower funding costs. The net interest margin was 3.46% compared with 3.00% in the year ago quarter.

•

Noninterest income for the third quarter of 2008 included revenue growth from many sources of client-based fees. Noninterest income was negatively affected by the continued widening of credit spreads and lack of market liquidity resulting in valuation losses of $82 million on commercial mortgage loans held for sale, other-than-temporary impairment charges of $74 million on preferred stock in the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) in addition to other-than-temporary impairments on other securities that were offset by securities gains, as well as a charge of $51 million relating to PNC’s BlackRock long-term incentive plan (“LTIP”) shares obligation due to an increase in the share price of BlackRock common stock.

•

Noninterest expense remained well controlled as investments in growth initiatives were tempered by disciplined expense management. Noninterest expense increased 4% in the third quarter of 2008 compared with the third quarter of 2007.

In addition, we created positive year-to-date operating leverage by growing revenue while controlling noninterest expense. Revenue growth of 9% in the first nine months of 2008 compared with the same period in 2007 exceeded noninterest expense growth of 7% for the same periods.

Our Consolidated Income Statement Review section of this Financial Review describes in greater detail the various items that impacted our results for the third quarter and first nine months of 2008 and 2007.

BALANCE SHEET HIGHLIGHTS

Total assets were $145.6 billion at September 30, 2008 compared with $138.9 billion at December 31, 2007. Total average assets were $141.7 billion for the first nine months of 2008 compared with $119.5 billion for the first nine months of 2007. This increase reflected an $18.5 billion increase in average interest-earning assets and a $3.6 billion increase in average noninterest-earning assets. An increase of $11.0 billion in loans and a $6.1 billion increase in securities available for sale were the primary factors for the increase in average interest-earning assets.

The increase in average noninterest-earning assets for the first nine months of 2008 reflected an increase in average goodwill of $1.9 billion primarily related to the acquisition of Sterling on April 4, 2008, Yardville National Bancorp (“Yardville”) on October 26, 2007 and Mercantile Bankshares Corporation (“Mercantile”) on March 2, 2007.

The impact of the Sterling, Yardville and Mercantile acquisitions is also reflected in our year-over-year increases in average total loans, average securities available for sale and average total deposits described further below.

Average total loans were $71.8 billion for the first nine months of 2008 and $60.9 billion in the first nine months of 2007. The increase in average total loans included growth in commercial loans of $5.5 billion, consumer loans of $2.6 billion, commercial real estate loans of $2.0 billion and residential mortgage loans of $.9 billion. Loans represented 63% of average interest-earning assets for the first nine months of 2008 and 64% for the first nine months of 2007.

Average securities available for sale totaled $31.7 billion for the first nine months of 2008 and $25.6 billion for the first nine months of 2007. Average residential and commercial mortgage-backed securities increased $4.8 billion on a combined basis in the comparison. In addition, asset-backed securities increased $1.0 billion in the first nine months of 2008 compared with the prior year nine-month period. Securities available for sale comprised 28% of average interest-earning assets for the first nine months of 2008 and 27% for the first nine months of 2007.

Average total deposits were $83.5 billion for the first nine months of 2008, an increase of $8.0 billion over the first nine months of 2007. Average deposits grew from the prior year period primarily as a result of increases in money market balances, other time deposits, time deposits in foreign offices, and demand and other noninterest-bearing deposits.

Average total deposits represented 59% of average total assets for the first nine months of 2008 and 63% for the first nine months of 2007. Average transaction deposits were $54.8 billion for the first nine months of 2008 compared with $50.0 billion for the first nine months of 2007.

Average borrowed funds were $31.8 billion for the first nine months of 2008 and $21.1 billion for the first nine months of 2007. Increases of $8.4 billion in Federal Home Loan Bank borrowings and $1.3 billion in other borrowed funds drove the increase compared with the first nine months of 2007.

Shareholders’ equity totaled $14.2 billion at September 30, 2008 compared with $14.9 billion at December 31, 2007. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $904 million for the first nine months of 2008 and $1.278 billion for the first nine months of 2007. Third quarter 2008 business segment earnings of $241 million decreased $191 million compared with the third quarter of 2007. Results for 2008 were impacted by a lower assigned revenue value for deposits in the current interest rate environment, the impact of valuation adjustments on certain illiquid assets, and a higher provision for credit losses. Notwithstanding these factors, our business segments made significant progress in growing loans and deposits, adding customers and investing in products and services.

Highlights of results for the third quarter and first nine months of 2008 and 2007 are included below. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over these periods.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 16 Segment Reporting in the Notes To Consolidated Financial Statements in this Report.

Retail Banking

Retail Banking’s earnings were $414 million for the first nine months of 2008 compared with $665 million for the same period in 2007. The 38% decline in earnings over the prior year was primarily driven by increases in the provision for credit losses and expenses.

Retail Banking’s earnings were $79 million for the third quarter of 2008 compared with $246 million for the same period in 2007. The decline from the prior year third quarter was driven by an increase in the provision for credit losses and higher noninterest expense.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $208 million in the first nine months of 2008 compared with $341 million in the first nine months of 2007. Earnings in 2008 were impacted by pretax valuation losses of $238 million on commercial mortgage loans held for sale. Increases in the provision for credit losses and noninterest expenses were offset by higher net interest income.

For the third quarter of 2008, earnings from Corporate & Institutional Banking totaled $72 million compared with $87 million for the third quarter of 2007. Lower earnings in the third quarter of 2008 reflected a decline in revenue largely driven by valuation losses on commercial mortgage loans held for sale. Higher noninterest expense in the comparison was substantially offset by lower provision for credit losses.

BlackRock

Our BlackRock business segment earned $185 million for the first nine months of 2008, a 5% increase compared with $176 million for the first nine months of 2007. Earnings from our BlackRock business segment totaled $56 million for the third quarter of 2008 compared with $66 million for the third quarter of 2007. BlackRock’s operating income decreased in the third quarter of 2008 largely as a result of market declines and massive disruption in the US money markets.

Global Investment Servicing

Global Investment Servicing, formerly PFPC, earned $97 million for the first nine months of 2008 and $96 million for the first nine months of 2007. Earnings from Global Investment Servicing totaled $34 million in the third quarter of 2008 compared with $33 million in the third quarter of 2007. While servicing revenue growth was realized through new business, organic growth, and the completion of two acquisitions in December 2007, increased costs related to this growth and the acquisitions largely offset the increases in both comparisons.

Other

“Other” earnings for the first nine months of 2008 totaled $226 million compared with earnings of $11 million for the first nine months of 2007.

The following factors contributed to the higher earnings for “Other” for the first nine months of 2008:

•	Growth in net interest income related to asset and liability management activities,
•	The third quarter 2008 reversal of a legal contingency reserve established in connection with an acquisition due to a settlement,
•	Higher gains from PNC’s LTIP shares obligation in 2008,
•	The first quarter 2008 gain on the sale of Hilliard Lyons, and
•	The first quarter 2008 partial reversal of the Visa indemnification liability.

The benefits of these items were partially offset by lower trading results and by equity management losses in the year-to-date comparison.

For the third quarter of 2008, “Other” earnings totaled $7 million compared with a net loss of $25 million in the third quarter of 2007. Growth in net interest income related to asset and liability management activities and the third quarter 2008 reversal of a legal contingency reserve referred to above, partially offset by lower trading results, higher net securities losses and equity management losses, drove the increase in this comparison.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report. Net income for the first nine months of 2008 was $1.130 billion and for the first nine months of 2007 was $1.289 billion. Net income for the third quarter of 2008 was $248 million compared with net income of $407 million for the third quarter of 2007. Total revenue for the first nine months of 2008 increased 9% compared with the first nine months of 2007. We created positive operating leverage in the year-to-date comparison as total noninterest expense increased 7% in the comparison.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended		Nine months ended
Dollars in millions	Sept. 30 2008	Sept. 30 2007	Sept. 30 2008	Sept. 30 2007
Net interest income	$1,000	$761	$2,831	$2,122
Net interest margin	3.46%	3.00%	3.34%	3.00%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The 33% increase in net interest income for the first nine months of 2008 compared with the first nine months of 2007 was favorably impacted by the $18.5 billion, or 20%, increase in average interest-earning assets and a decrease in funding costs. Similarly, the 31% increase in net interest income for the third quarter of 2008 compared with the third quarter of 2007 reflected the $14.4 billion, or 14%, increase in average interest-earning assets over this period and a decrease in funding costs. Wider net interest margins also benefited the 2008 periods in both the third quarter and first nine months comparisons. The reasons driving the higher interest-earning assets in these comparisons are further discussed in the Balance Sheet Highlights portion of the Executive Summary section of this Financial Review.

We expect net interest income growth will be approximately 30% for full year 2008 compared with 2007, assuming our current expectations for interest rates and economic conditions. We include our current economic assumptions underlying our forward-looking statements in the Cautionary Statement Regarding Forward-Looking Information section of this Financial Review.

The net interest margin was 3.34% for the first nine months of 2008 and 3.00% for the first nine months of 2007. The following factors impacted the comparison:

•	A decrease in the rate paid on interest-bearing liabilities of 134 basis points. The rate paid on interest-bearing deposits, the single largest component, decreased 117 basis points.
•	These factors were partially offset by a 71 basis point decrease in the yield on interest-earning assets. The yield on loans, the single largest component, decreased 98 basis points.
•

In addition, the impact of noninterest-bearing sources of funding decreased 29 basis points due to lower interest rates and a lower proportion of noninterest-bearing sources of funding to interest-earning assets.

The net interest margin was 3.46% for the third quarter of 2008 and 3.00% for the third quarter of 2007. The following factors impacted the comparison:

•	A decrease in the rate paid on interest-bearing liabilities of 170 basis points. The rate paid on interest-bearing deposits, the single largest component, decreased 147 basis points.
•	These factors were partially offset by a 95 basis point decrease in the yield on interest-earning assets. The yield on loans, the single largest component, decreased 136 basis points.
•

In addition, the impact of noninterest-bearing sources of funding decreased 29 basis points due to lower interest rates and a lower proportion of noninterest-bearing sources of funding to interest-earning assets.

For comparing to the broader market, during the first nine months of 2008 the average federal funds rate was 2.40% compared with 5.20% for the first nine months of 2007. The average federal funds rate was 1.96% for the third quarter of 2008 compared with 5.09% for the third quarter of 2007.

We believe that net interest margins for our industry will continue to be impacted by competition for high quality loans and deposits and customer migration from lower to higher rate deposit or other products. We expect our net interest margin to improve for full year 2008 compared with 2007.

NONINTEREST INCOME

Summary – First Nine Months

Noninterest income totaled $2.683 billion for the first nine months of 2008 compared with $2.956 billion for the first nine months of 2007.

Noninterest income for the first nine months of 2008 included the following:

•	Valuation losses related to our commercial mortgage loans held for sale of $238 million,
•	Income from Hilliard Lyons totaling $164 million, including the first quarter gain of $114 million from the sale of this business,
•	A first quarter gain of $95 million related to the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering,
•	Other investment losses of $81 million,
•	Trading losses of $77 million,
•	Gains of $69 million related to our BlackRock LTIP shares adjustment,
•	A third quarter $61 million reversal of a legal contingency reserve established in connection with an acquisition due to a settlement, and
•	Net securities losses of $34 million.

Noninterest income for the first nine months of 2007 included the following:

•	Income from Hilliard Lyons totaling $171 million,
•	Trading income of $114 million, and
•	Equity management gains of $81 million.

Apart from the impact of these items, noninterest income increased $134 million, or 5%, for the first nine months of 2008 compared with the first nine months of 2007.

Summary – Third Quarter

Noninterest income totaled $654 million for the third quarter of 2008 compared with $990 million for the third quarter of 2007.

Noninterest income for the third quarter of 2008 included the following:

•	Valuation losses related to our commercial mortgage loans held for sale of $82 million,
•	Net securities losses of $74 million,
•	The $61 million reversal of a legal contingency reserve referred to above,
•	Other investment losses of $55 million,
•	Trading losses of $54 million,
•	A loss of $51 million related to our BlackRock LTIP shares adjustment, and
•	Equity management losses of $24 million.

Noninterest income for the third quarter of 2007 included the following:

•	Income from Hilliard Lyons of $58 million,
•	A loss of $50 million related to our BlackRock LTIP shares adjustment,
•	Equity management gains of $47 million, and
•	Trading income of $33 million.

Apart from the impact of these items, noninterest income increased $31 million, or 3%, in this comparison.

Additional Analysis

Fund servicing fees increased $75 million, to $695 million, in the first nine months of 2008 compared with the first nine months of 2007. Fund servicing fees totaled $233 million in the third quarter of 2008 compared with $208 million in the third quarter of 2007. The increases in both comparisons primarily resulted from the December 2007 acquisition of Albridge Solutions Inc. and growth in Global Investment Servicing’s offshore operations.

Global Investment Servicing provided fund accounting/ administration services for $907 billion of net fund investment assets and provided custody services for $415 billion of fund investment assets at September 30, 2008, compared with $922 billion and $497 billion, respectively, at September 30, 2007. The decrease in assets serviced was due to declines in asset values and fund outflows resulting primarily from market conditions in the third quarter of 2008.

Asset management fees totaled $589 million in the first nine months of 2008, an increase of $30 million compared with the first nine months of 2007. Higher equity earnings from our BlackRock investment in 2008 and our March 2007 acquisition of Mercantile impacted the nine-month comparison. For the third quarter of 2008, asset management fees totaled $180 million compared with $204 million in the third quarter of 2007. The effect on fees of a $14 billion decrease in assets managed related to wealth management and the Hilliard Lyons divestiture and lower equity earnings from BlackRock were reflected in the decline during the third quarter of 2008 compared with the prior year third quarter. Assets managed at September 30, 2008 totaled $63 billion compared with $77 billion at September 30, 2007. The Hilliard Lyons sale and the impact of comparatively lower equity markets in the first nine months of 2008 drove the decline in assets managed.

Consumer services fees declined $41 million, to $472 million, for the first nine months of 2008 compared with the first nine months of 2007. For the third quarter of 2008, consumer services fees totaled $153 million compared with $177 million in the third quarter of 2007. In both comparisons, the sale of Hilliard Lyons more than offset the benefits of increased volume-related fees, including debit card, credit card, brokerage and merchant revenues.

Corporate services revenue totaled $547 million in the first nine months of 2008 compared with $533 million in the first nine months of 2007. Corporate services revenue totaled $198 million in both the third quarter of 2008 and 2007. Higher revenue from treasury management and other fees, partially offset by lower merger and acquisition advisory fees and mortgage servicing fees, net of amortization, were the primary factors in the year-to-date increase.

Service charges on deposits grew $13 million, to $271 million, in the first nine months of 2008 compared with the first nine months of 2007. Service charges on deposits totaled $97 million for the third quarter of 2008 and $89 million for the third quarter of 2007. The impact of our expansion into new markets contributed to the increase in both comparisons.

Net securities losses totaled $34 million for the first nine months of 2008 compared with net securities losses of $4 million in the first nine months of 2007. Net securities losses were $74 million for the third quarter of 2008 and $2 million for the third quarter of 2007. Losses for the third quarter of 2008 included other-than-temporary impairment charges of

$74 million on our investment in preferred stock of FHLMC and FNMA in addition to other-than-temporary impairments on other securities that were offset by securities gains.

Other noninterest income totaled $143 million for the first nine months of 2008 compared with $477 million for the first nine months of 2007.

Other noninterest income for the first nine months of 2008 included the $114 million gain from the sale of Hilliard Lyons, the $95 million gain from the redemption of a portion of our investment in Visa related to their March 2008 initial public offering, gains of $69 million related to our BlackRock LTIP shares adjustment and the $61 million reversal of a legal contingency reserve referred to above. The impact of these items was partially offset by valuation losses related to our commercial mortgage loans held for sale of $238 million, and trading losses of $77 million.

Trading income of $114 million and equity management gains of $81 million were included in other noninterest income for the first nine months of 2007.

For the third quarter of 2008, other noninterest income was a negative $133 million compared with $116 million for the third quarter of 2007.

Other noninterest income for the third quarter of 2008 included valuation losses related to our commercial mortgage loans held for sale of $82 million, trading losses of $54 million and equity management losses of $24 million. The impact of these items was partially offset by the $61 million reversal of a legal contingency reserve. Other noninterest income for the third quarter of 2007 included equity management gains of $47 million and trading income of $33 million.

Additional information regarding our transactions related to Visa is included in Note 15 Commitments And Guarantees in the Notes To Consolidated Financial Statements included in this Report. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Financial Review and further details regarding equity management are included in the Market Risk Management – Equity and Other Investment Risk section.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

We expect that total revenue growth will exceed 10% for full year 2008 compared with full year 2007, assuming our current expectations for interest rates and economic conditions. We also expect to create positive operating leverage for full year 2008 with a percentage growth in total revenue relative to

2007 that will exceed the percentage growth in noninterest expense from 2007, excluding any potential impact on expenses of our planned acquisition of National City.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management and capital markets-related products and services and commercial mortgage loan servicing, that are marketed by several businesses to commercial and retail customers across PNC.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, increased 17% to $403 million in the first nine months of 2008 compared with $345 million for the first nine months of 2007. For the third quarter of 2008, treasury management revenue increased 13% to $137 million compared with $121 million in the third quarter of 2007. These increases were primarily related to the impact of our expansion into new markets and strong growth in commercial payment card services and in cash and liquidity management products.

Revenue from capital markets-related products and services totaled $260 million in the first nine month of 2008 compared with $216 million in the first nine months of 2007. Revenue totaled $80 million for the third quarter of 2008 compared with $73 million for the third quarter of 2007. These increases were primarily driven by strong customer interest rate derivative and foreign exchange activity partially offset by a decline in merger and acquisition advisory fees.

Commercial mortgage banking activities include revenue derived from loan originations, commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), gains, valuation adjustments, net interest income on loans held for sale, and related commitments and hedges.

Commercial mortgage banking activities resulted in revenue of $8 million in the first nine months of 2008 compared with $206 million in the first nine months of 2007. The first nine months of 2008 included valuation losses of $238 million on commercial mortgage loans held for sale due to the impact of an illiquid market during most of the first nine months of 2008. The 2007 period reflected significant securitization activity. In addition, commercial mortgage servicing revenue declined $14 million while net interest income from commercial mortgage loans held for sale increased $51 million in the nine-month comparison due to higher loans held for sale balances.

For the third quarter of 2008, revenue from commercial mortgage banking activities totaled negative $1 million compared with $66 million in the third quarter of 2007. The decrease reflected an $82 million negative valuation adjustment in the third quarter of 2008. In addition, commercial mortgage servicing revenue declined $10 million while net interest income from commercial mortgage loans held for sale increased $15 million in the quarter comparison due to higher loans held for sale balances.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $527 million for the first nine months of 2008 compared with $127 million for the first nine months of 2007. The provision for credit losses for the third quarter of 2008 totaled $190 million compared with $65 million for the third quarter of 2007. The higher provision in both comparisons was driven by general credit quality migration, especially in the residential real estate development portion of our commercial real estate portfolio and related sectors, and in home equity loans. Total residential real estate development outstandings were approximately $1.8 billion at September 30, 2008 compared with $2.1 billion at December 31, 2007. Growth in our total credit exposure also contributed to the higher provision amounts in both comparisons.

Our planned acquisition of National City may result in an additional provision for credit losses, which would be recorded at closing, to conform the National City loan reserving methodology with ours. Given this transaction and continued credit deterioration, management is no longer in a position to provide guidance for the provision for credit losses for full year 2008.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Total noninterest expense was $3.299 billion for the first nine months of 2008 and $3.083 billion for the first nine months of 2007. Noninterest expense totaled $1.142 billion for the third quarter of 2008 compared with $1.099 billion for the third quarter of 2007.

Higher noninterest expense in both the third quarter and first nine month comparisons with 2007 primarily resulted from investments in growth initiatives, including acquisitions, partially offset by the impact of the sale of Hilliard Lyons and disciplined expense management.

Integration costs included in noninterest expense totaled $41 million for the first nine months of 2008 and $67 million for the first nine months of 2007. Integration costs in the third quarter of 2008 totaled $14 million compared with $41 million in the third quarter of 2007.

Noninterest expense for the first nine months of 2008 included the benefit of the first quarter 2008 reversal of $43 million of the $82 million Visa indemnification liability that we established in the fourth quarter of 2007. Additional information regarding our transactions related to Visa is included in Note 15 Commitments And Guarantees in the Notes To Consolidated Financial Statements included in this Report.

We expect noninterest expense to grow at a low-to-mid single digit percentage for full year 2008 compared with 2007, excluding any potential impact of our planned acquisition of National City.

PERIOD-END EMPLOYEES

	September 30 2008	December 31 2007	September 30 2007
Full-time	25,223	25,480	24,811
Part-time	2,906	2,840	2,823

Total	28,129	28,320	27,634

EFFECTIVE TAX RATE

Our effective tax rate was 33.1% for the first nine months of 2008 and 31.0% for the first nine months of 2007. The higher effective tax rate for the first nine months of 2008 was due to taxes associated with the gain on the sale of Hilliard Lyons.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	September 30 2008	December 31 2007
Assets
Loans, net of unearned income	$75,184	$68,319
Securities available for sale	31,031	30,225
Cash and short-term investments	7,752	10,425
Loans held for sale	1,922	3,927
Equity investments	6,735	6,045
Goodwill and other intangible assets	9,921	9,551
Other	13,065	10,428

Total assets	$145,610	$138,920
Liabilities
Funding sources	$117,123	$113,627
Other	12,199	8,785

Total liabilities	129,322	122,412
Minority and noncontrolling interests in consolidated entities	2,070	1,654
Total shareholders’ equity	14,218	14,854

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$145,610	$138,920

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

LOANS, NET OF UNEARNED INCOME

Loans increased $6.9 billion, to $75.2 billion, at September 30, 2008 compared with the balance at December 31, 2007. In February 2008, we transferred the education loans in our held for sale portfolio to the loan portfolio as further described in the Loans Held For Sale section of this Consolidated Balance Sheet Review.

Details Of Loans

In millions	September 30 2008	December 31 2007
Commercial
Retail/wholesale	$6,138	$5,973
Manufacturing	5,656	4,705
Other service providers	3,914	3,529
Real estate related (a)	6,155	5,425
Financial services	1,595	1,268
Health care	1,630	1,446
Other	7,323	6,261
Total commercial	32,411	28,607
Commercial real estate
Real estate projects	6,622	6,114
Mortgage	3,047	2,792
Total commercial real estate	9,669	8,906
Lease financing	3,553	3,500
Total commercial lending	45,633	41,013
Consumer
Home equity	14,892	14,447
Education	2,648	132
Automobile	1,606	1,513
Other	2,260	2,234
Total consumer	21,406	18,326
Residential mortgage	8,757	9,557
Other	298	413
Unearned income	(910)	(990)
Total, net of unearned income	$75,184	$68,319
(a)	Includes loans to customers in the real estate and construction industries.

Total loans represented 52% of total assets at September 30, 2008 and 49% of total assets at December 31, 2007.

Our total loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Approximately $1.8 billion of the $6.6 billion of real estate projects loans at September 30, 2008 were in residential real estate development. These represented approximately 2% of total loans and less than 2% of total assets at September 30, 2008. Approximately $2.1 billion of the $6.1 billion of real estate projects loans at December 31, 2007 were in residential real estate development.

Our home equity loan outstandings totaled $14.9 billion at September 30, 2008. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than or equal to 90%. We had $581 million or approximately 4% of the total portfolio in this grouping at September 30, 2008. Consistent with the entire home equity portfolio, approximately 93% of these higher-risk loans are located in our geographic footprint. In our $8.8 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90% totaled $156 million and comprised approximately 2% of this portfolio at September 30, 2008.

Commercial lending outstandings in the table above are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $928 million, or 88%, of the total allowance for loan and lease losses at September 30, 2008 to these loans. We allocated $109 million, or 10%, of the remaining allowance at that date to consumer loans and $16 million, or 2%, to all other loans. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

In millions	September 30 2008	December 31 2007
Commercial	$42,424	$39,171
Consumer	11,496	10,875
Commercial real estate	2,337	2,734
Other	837	567
Total	$57,094	$53,347

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported net of participations, assignments and syndications totaled $7.6 billion at September 30, 2008 and $8.9 billion at December 31, 2007.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $7.8 billion at September 30,

2008 and $9.4 billion at December 31, 2007 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories. The decrease from December 31, 2007 was primarily due to a decline in Market Street commitments.

In addition to credit commitments, our net outstanding standby letters of credit totaled $5.8 billion at September 30, 2008 and $4.8 billion at December 31, 2007. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

SECURITIES AVAILABLE FOR SALE

In millions	Amortized Cost	Fair Value
September 30, 2008
Debt securities
Residential mortgage-backed	$23,734	$21,172
Commercial mortgage-backed	5,952	5,541
Asset-backed	3,491	2,927
US Treasury and government agencies	32	33
State and municipal	810	750
Other debt	257	219
Corporate stocks and other	389	389
Total securities available for sale	$34,665	$31,031
December 31, 2007
Debt securities
Residential mortgage-backed	$21,147	$20,952
Commercial mortgage-backed	5,227	5,264
Asset-backed	2,878	2,770
US Treasury and government agencies	151	155
State and municipal	340	336
Other debt	85	84
Corporate stocks and other	662	664
Total securities available for sale	$30,490	$30,225

Securities available for sale represented 21% of total assets at September 30, 2008 and 22% of total assets at December 31, 2007.

At September 30, 2008, securities available for sale included a net pretax unrealized loss of $3.6 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2007 was a net unrealized loss of $265 million. The fair value of securities available for sale is impacted by interest rates, credit spreads, and market volatility and illiquidity. We believe that substantially all of the decline in value of these securities is attributable to changes in market credit spreads and market illiquidity and not from deterioration in the credit quality of individual securities or underlying collateral, where applicable. If the current issues affecting the US housing market were to continue for the foreseeable future or worsen, or if market volatility and illiquidity were to continue or worsen, or if market interest rates were to increase appreciably, the valuation of our available for sale securities portfolio could continue to be adversely affected. See Note 4 Securities in the Notes To Consolidated Financial Statements included in this Report for further information.

Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 4 years and 8 months at September 30, 2008 and 3 years and 6 months at December 31, 2007.

We estimate that at September 30, 2008 the effective duration of securities available for sale was 3.2 years for an immediate 50 basis points parallel increase in interest rates and 3.1 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2007 were 2.8 years and 2.5 years, respectively.

LOANS HELD FOR SALE

In millions	September 30 2008	December 31 2007
Commercial mortgage	$1,505	$2,116
Residential mortgage	99	117
Education		1,525
Other	318	169
Total	$1,922	$3,927

Actions related to our commercial mortgage loans held for sale intended for securitization during the first nine months of 2008 included the following:

•

In early 2008, spreads widened and there was limited activity in the commercial real estate loan securitization market. We reduced loans held for sale intended for securitization by a modest amount. During the first quarter of 2008, we recorded a negative valuation adjustment of $177 million, net of hedges.

•

During the second quarter of 2008, we reduced our inventory of commercial mortgage loans held for sale via securitizations by approximately $.5 billion and recognized a positive valuation adjustment of $21 million, net of hedges.

•

The securitization market was inactive during the third quarter of 2008. We reduced our loans held for sale intended for securitization via loan sales by approximately $90 million. We recorded a negative valuation adjustment of $82 million during the third quarter of 2008 due to market illiquidity.

Loans intended for securitization are recorded at fair value. The valuation adjustments were reflected in the other noninterest income line item in our Consolidated Income Statement and in the results of the Corporate & Institutional Banking business segment. If conditions similar to the third quarter of 2008 persist, additional valuation losses may be incurred. If conditions improve, we may realize valuation gains. However, we do not expect the impact to be significant to our capital position. We are not currently originating commercial mortgages for distribution through commercial real estate loan securitizations. We intend to pursue opportunities to further reduce our commercial mortgage loans held for sale position during the remainder of 2008 at appropriate prices.

We previously classified substantially all of our education loans as loans held for sale as we sold education loans to issuers of asset-backed paper when the loans were placed into repayment status. During 2008, the secondary markets for education loans have been impacted by liquidity issues similar to those for other asset classes. In February 2008, given this outlook and the economic and customer relationship value inherent in this product, we transferred these loans at lower of cost or market value from held for sale to the loan portfolio. We did not sell education loans during the second or third quarters of 2008 and do not anticipate sales of these transferred loans in the foreseeable future.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	September 30 2008	December 31 2007
Deposits
Money market	$39,793	$32,785
Demand	17,768	20,861
Retail certificates of deposit	16,575	16,939
Savings	2,690	2,648
Other time	4,859	2,088
Time deposits in foreign offices	3,299	7,375
Total deposits	84,984	82,696
Borrowed funds
Federal funds purchased	4,837	7,037
Repurchase agreements	2,611	2,737
Federal Home Loan Bank borrowings	10,466	7,065
Bank notes and senior debt	5,792	6,821
Subordinated debt	5,192	4,506
Other	3,241	2,765
Total borrowed funds	32,139	30,931
Total	$117,123	$113,627

Total funding sources increased $3.5 billion, or 3%, at September 30, 2008 compared with December 31, 2007.

Total deposits increased $2.3 billion, or 3%, as higher money market balances and other time deposits more than offset declines in demand and time deposits in foreign offices. Total borrowed funds increased $1.2 billion, or 4%, at September 30, 2008 compared with the prior year end primarily due to the increase of $3.4 billion in Federal Home Loan Bank (“FHLB”) borrowings, partially offset by reductions in federal funds purchased, bank notes and senior debt, and repurchase agreements. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our 2008 borrowed funds activities.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing subordinated debt, equity or hybrid instruments, executing treasury stock transactions, maintaining dividend policies and retaining earnings.

Total shareholders’ equity decreased $.6 billion, to $14.2 billion, at September 30, 2008 compared with December 31, 2007. A $2.1 billion increase in accumulated other comprehensive loss in the first nine months of 2008, along with the impact of dividends, more than offset increases in shareholders’ equity resulting from net income, the May 2008 Series K preferred stock issuance and new common shares issued in connection with the Sterling acquisition.

The increase from December 31, 2007 in accumulated other comprehensive loss was primarily due to higher net unrealized losses on available for sale securities. These net unrealized losses were primarily driven by market liquidity factors and were not representative of credit quality concerns of the underlying assets.

Common shares outstanding totaled 348 million at September 30, 2008 and 341 million at December 31, 2007. PNC issued approximately 4.6 million common shares in April 2008 in connection with the closing of the Sterling acquisition. In addition to the common stock issuance related to our planned acquisition of National City, we may consider a common stock issuance in the foreseeable future, depending on market conditions.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory limitations, and the potential impact on our credit ratings. We did not purchase any shares during the first nine months of 2008 under this program.

On October 24, 2008, PNC announced that it will participate in the US Treasury’s TARP Capital Purchase Program. See TARP Capital Purchase Program within the Executive Summary section of this Financial Review for additional information regarding PNC’s planned issuance of preferred stock and related common stock warrants to the US Treasury under this program.

Under the TARP Capital Purchase Program, there will be restrictions on dividends and common share repurchases associated with the preferred stock that we plan to issue to the US Treasury in accordance with that program. As is typical with cumulative preferred stock, dividend payments for this preferred stock must be current before dividends can be paid on junior shares, including our common stock, or junior shares can be repurchased or redeemed. Also, the US Treasury’s consent will be required for any increase in common dividends per share until the third anniversary of the preferred stock issuance as long as the US Treasury continues to hold any of the preferred stock. Further, during that same period, the US Treasury’s consent will be required, unless the preferred stock is no longer held by the US Treasury, for any share repurchases with limited exceptions, most significantly purchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice.

Risk-Based And Tangible Capital

Dollars in millions	September 30 2008	December 31 2007
Capital components
Shareholders’ equity
Common	$13,711	$14,847
Preferred	506	7
Trust preferred capital securities	1,106	572
Minority interest	1,352	985
Goodwill and other intangible assets	(9,216)	(8,853)
Eligible deferred income taxes on intangible assets	103	119
Pension, other postretirement benefit plan adjustments	123	177
Net unrealized securities losses, after-tax	2,295	167
Net unrealized (gains) losses on cash flow hedge derivatives, after-tax	(191)	(175)
Equity investments in nonfinancial companies	(29)	(31)
Tier 1 risk-based capital	9,760	7,815
Subordinated debt	3,225	3,024
Eligible allowance for credit losses	1,180	964
Total risk-based capital	$14,165	$11,803
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$119,537	$115,132
Adjusted average total assets	135,536	126,139
Capital ratios
Tier 1 risk-based	8.2%	6.8%
Total risk-based	11.9	10.3
Leverage	7.2	6.2
Tangible common equity
Common shareholders’ equity	$13,711	$14,847
Goodwill and other intangible assets	(9,216)	(8,853)
Total deferred income taxes on goodwill and other intangible assets (a)	404	119
Tangible common equity	$4,899	$6,113
Total assets excluding goodwill and other intangible assets, net of deferred income taxes (a)	$136,798	$130,185
Tangible common equity ratio	3.6%	4.7%
(a)	As of September 30, 2008, deferred taxes on taxable combinations were added to eligible deferred income taxes for non-taxable combinations that are used in the calculation of the tangible common equity ratio.

The tangible common equity information provided in the table above does not reflect the full value of our equity investment in BlackRock. As of September 30, 2008, the market value of our investment exceeded the book value by $4.1 billion. This unrecognized gain would have resulted in a $2.7 billion after-tax increase to our tangible common equity, to $7.6 billion. See additional information regarding our investment in BlackRock on page 28.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At September 30, 2008, each of our domestic banking subsidiaries was considered “well-capitalized” based on US regulatory capital ratio requirements, which are indicated on page 2 of this Report. We believe our current bank subsidiaries will continue to meet these requirements during the remainder of 2008.

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

The following provides a summary of variable interest entities ("VIEs"), including those that we have consolidated and those in which we hold a significant variable interest but have not consolidated into our financial statements as of September 30, 2008 and December 31, 2007. During the third quarter of 2008, we reassessed the structure of certain partnership interests in low income housing projects and determined that they should be classified as VIEs. As such we have revised the December 31, 2007 disclosures to reflect these changes.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
September 30, 2008	$1,303	$1,303
December 31, 2007	$1,108	$1,108

Additional information on our partnership interests in low income housing projects is included in our 2007 Form 10-K under this same heading in Part I, Item 7 and in Note 3 Variable Interest Entities in the Notes To Consolidated Financial Statements included in Part II, Item 8 of that report.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
September 30, 2008
Market Street	$4,699	$4,791	$7,504	(a)
Collateralized debt obligations	38		4
Partnership interests in low income housing projects	325	199	284
Total	$5,062	$4,990	$7,792
December 31, 2007
Market Street	$5,304	$5,330	$9,019	(a)
Collateralized debt obligations	255	177	6
Partnership interests in low income housing projects	298	184	155
Total	$5,857	$5,691	$9,180
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $7.3 billion and other credit enhancements of $.2 billion at September 30, 2008. The comparable amounts were $8.8 billion and $.2 billion at December 31, 2007. These liquidity commitments are included in the Net Unfunded Credit Commitments table in the Consolidated Balance Sheet Review section of this Report.

Market Street

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2007 and the first nine months of 2008, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $4.6 billion at September 30, 2008 and $5.1 billion at December 31, 2007. The weighted average maturity of the commercial paper was 42 days at September 30, 2008 compared with 32 days at December 31, 2007.

Effective October 28, 2008, Market Street was approved to participate in the Federal Reserve’s CPFF authorized under Section 13(3) of the Federal Reserve Act. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expires on April 30, 2009.

In the ordinary course of business during the first nine months of 2008, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $75 million with an average of $16 million. This compares with a maximum daily position of $113 million with an average of $27 million for the year ended December 31, 2007. PNC Capital Markets owned no Market Street commercial paper at September 30, 2008 and owned less than $1 million of such commercial paper at December 31, 2007. PNC Bank, National Association (“PNC Bank, N.A.”) purchased overnight maturities of Market Street commercial paper on two days during September 2008 in the amounts of $197 million and $531 million due to illiquidity in the commercial paper market. We considered these transactions as part of our evaluation of Market Street described below to determine that we are not the primary beneficiary. PNC made no other purchases of Market Street commercial paper during 2007 or the first nine months of 2008.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $14 million and $3 million, respectively, for the nine months ended September 30, 2008. The comparable amounts were $9 million and $3 million for the nine months ended September 30, 2007.

The commercial paper obligations at September 30, 2008 and December 31, 2007 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $7.3 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $1.7 billion of the liquidity facilities if the underlying assets are in default. See Note 15 Commitments And Guarantees included in the Notes To Consolidated Financial Statements of this Report for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 25% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013. PNC provides a liquidity facility for the remaining 75% of program-level enhancement. Ambac, a monoline insurer, provides a surety bond equal to 75% of the program level enhancement which will repay PNC in the event of a liquidity facility draw. The cash collateral account is subordinate to the liquidity facility and surety bond.

Market Street has entered into a Subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $7.0 million as of September 30, 2008. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

Assets of Market Street Funding LLC

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
September 30, 2008 (a)
Trade receivables	$1,658	$3,395	2.51
Automobile financing	1,022	1,082	4.16
Collateralized loan obligations	304	607	2.60
Credit cards	400	400.44
Residential mortgage	14	14	27.25
Other	1,206	1,429	1.72
Cash and miscellaneous receivables	95
Total	$4,699	$6,927	2.54
December 31, 2007 (a)
Trade receivables	$1,375	$2,865	2.63
Automobile financing	1,387	1,565	4.06
Collateralized loan obligations	519	1,257	2.54
Credit cards	769	775.26
Residential mortgage	37	720.90
Other	1,031	1,224	1.89
Cash and miscellaneous receivables	186
Total	$5,304	$8,406	2.41
(a)	Market Street did not recognize an asset impairment charge or experience a rating downgrade on its assets during 2007 and the first nine months of 2008.

Market Street Commitments by Credit Rating (a)

	September 30, 2008	December 31, 2007
AAA/Aaa	23%	19%
AA/Aa	6	6
A/A	68	72
BBB/Baa	3	3
Total	100%	100%
(a)	The majority of our facilities are not explicitly rated by the rating agencies. All facilities are structured to meet rating agency standards for applicable rating levels.

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

Based on current accounting guidance, we are not required to consolidate Market Street into our consolidated financial statements. However, if PNC would be determined to be the primary beneficiary under FIN 46R, we would consolidate the commercial paper conduit at that time. Based on current accounting guidance, to the extent that the par value of the assets in Market Street exceeded the fair value of the assets upon consolidation, the difference would be recognized by PNC as a loss in our Consolidated Income Statement in that period. Based on the fair value of the assets held by Market Street at September 30, 2008, the consolidation of Market Street would not have had a material impact on our risk-based capital ratios, credit ratings or debt covenants.

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

At September 30, 2008, approximately 27% of our total assets were measured at fair value, consisting primarily of securities and other financial assets. Approximately 2% of our total liabilities were measured at fair value at that date. The corresponding amounts were 27% and 3%, respectively, at June 30, 2008 and were 28% and 4%, respectively, at March 31, 2008.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below:

Fair Value Measurements – Summary

	September 30, 2008
In millions	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$7,321	$22,439	$1,271	$31,031
Financial derivatives (a)	27	2,387	68	2,482
Trading securities (b)	550	1,693	30	2,273
Commercial mortgage loans held for sale (c)			1,465	1,465
Customer resale agreements (d)		1,007		1,007
Equity investments			574	574
Other assets		204	6	210
Total assets	$7,898	$27,730	$3,414	$39,042
Liabilities
Financial derivatives (e)	$36	$1,891	$178	$2,105
Trading securities sold short (f)	522	257		779
Other liabilities		22		22
Total liabilities	$558	$2,170	$178	$2,906

(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in trading securities and other short-term investments on the Consolidated Balance Sheet.

(c)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for certain commercial mortgage loans held for sale intended for CMBS securitization.
(d)	Included in federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for this item.
(e)	Included in other liabilities on the Consolidated Balance Sheet.
(f)	Included in other borrowed funds on the Consolidated Balance Sheet.

Valuation Hierarchy

The following is an outline of the valuation methodologies used for measuring fair value under SFAS 157 for the major items above. SFAS 157 focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants and establishes a reporting hierarchy to maximize the use of observable inputs. The fair value hierarchy (i.e., Level 1, Level 2, and Level 3) is described in detail in Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

We characterize active markets as those where transaction volumes are sufficient to provide objective pricing information, with reasonably narrow bid/ask spreads and where dealer quotes received do not vary widely. Inactive markets are characterized by low transaction volumes, price quotations which vary substantially among market participants, or in which minimal information is released publicly. We also consider nonperformance risks including credit risk as part of our valuation methodology for all assets measured at fair value. Any models used to determine fair values or to validate dealer quotes based on the descriptions below are subject to review and independent testing as part of our model validation and internal control testing processes. Significant models are tested by our Model Validation Committee on at least an annual basis. In addition, we have teams, independent of the traders, verify marks and assumptions used for valuations at each period end.

Securities

Securities include both the available for sale and trading portfolios. We use prices sourced from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately half of our positions are valued using pricing services provided by the Lehman Index and IDC. The Lehman Index is used for the majority of our assets priced using pricing services. Lehman Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix priced for other assets, such as CMBS and asset-backed securities. IDC primarily uses matrix pricing for the instruments we value using this service, such as agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. The majority of our securities are classified as Level 1 or Level 2 in the fair value hierarchy. In circumstances where market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The primary valuation technique for securities classified as Level 3 is to identify a proxy security, market transaction or index. The proxy selected generally has similar credit, tenor, duration, pricing and structuring attributes to the PNC position. The price, market spread, or yield on the proxy is then used to calculate an indicative market price for the security. Depending on the nature of the PNC position and its attributes relative to the proxy, management may make additional adjustments to account for market conditions, liquidity, and nonperformance risk, based on various inputs including recent trades of similar assets, single dealer quotes, and/or other observable and unobservable inputs.

Residential Mortgage-Backed Securities

At September 30, 2008, our residential mortgage-backed securities portfolio was comprised of $11.8 billion fair value of US government agency-backed securities (substantially all classified as available for sale) and $9.5 billion fair value of private-issuer securities (substantially all classified as available for sale). The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The private-issuer securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the private-issuer securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”).

Substantially all of the securities are senior tranches in the subordination structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts. Of the total private-issuer securities, approximately 57% are vintage 2005 and earlier, approximately 23% are vintage 2006 and approximately 20% are vintage 2007 and 2008. At September 30, 2008, $9.0 billion, or 95%, of the private-issuer securities were rated “AAA” equivalents by at least two nationally recognized rating agencies. There were six private-issuer securities totaling $212 million fair value where at least one national rating agency rated the security either “BBB” or lower equivalent.

For two securities, we recorded other-than-temporary impairment charges of $56 million for the first nine months of 2008, including $49 million in the third quarter. Since September 30, 2008, no significant deterioration in the credit quality assigned to the private-issuer securities has occurred.

Commercial Mortgage-Backed Securities

The commercial mortgage-backed securities portfolio was $6.0 billion fair value at September 30, 2008 ($5.5 billion fair value classified as available for sale), and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

Of the total commercial mortgage-backed securities, approximately 49% are vintage 2005 and earlier, approximately 35% are vintage 2006 and approximately 16% are vintage 2007 and 2008. At September 30, 2008, $6.0 billion, or 99%, of the commercial mortgage-backed securities were rated “AAA” equivalents by at least two nationally recognized rating agencies. There were three commercial mortgage-backed securities totaling $3 million fair value where at least one national rating agency rated the security “BBB” equivalent.

We have recorded no other-than-temporary impairment charges on commercial mortgage-backed securities to date. Since September 30, 2008, no significant deterioration in the credit quality assigned to the commercial mortgage-backed securities has occurred.

Other Asset-Backed Securities

The asset-backed securities portfolio was $2.9 billion fair value at September 30, 2008 (all classified as available for sale), and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including first-lien residential mortgage loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the subordination structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

Of the total asset-backed securities portfolio, $1.2 billion were collateralized by fixed- and floating-rate first-lien residential mortgage loans. Of the $1.2 billion, approximately 38% are vintage 2005 and earlier, approximately 25% are vintage 2006 and approximately 37% are vintage 2007.

At September 30, 2008, $2.6 billion, or 87%, of the total asset-backed securities were rated “AAA” equivalents by at least two nationally recognized rating agencies. There were seven asset-backed securities totaling $68 million fair value where at least one national rating agency rated the security “BBB” or lower equivalent.

For two securities collateralized by first-lien residential mortgage loans, we recorded other-than-temporary impairment charges totaling approximately $9 million for the first nine months of 2008, including $7 million in the third quarter. Since September 30, 2008, no significant deterioration in the credit quality assigned to the other asset-backed securities has occurred.

Financial Derivatives

Exchange-traded derivatives are valued using quoted market prices and are classified as Level 1. However, the majority of derivatives that we enter into are executed over-the-counter and are valued using internal techniques. Readily observable market inputs to these models can be validated to external sources, including industry pricing services, or corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market related data. Certain derivatives, such as total rate of return swaps, are corroborated to the CMBX index. These derivatives are classified as Level 2. Derivatives priced using significant management judgment or assumptions are classified as Level 3. The fair values of our derivatives are adjusted for nonperformance risk including credit risk as appropriate.

Commercial Mortgage Loans and Commitments Held for Sale

This portfolio of loans is held for securitization. Based on the significance of unobservable inputs, we classify this portfolio as Level 3. As such, a synthetic securitization methodology is used to value the loans and the related unfunded commitments on an aggregate basis based upon current commercial mortgage-backed securities (CMBS) market structures and conditions. In light of the lack of securitization transactions in the market during the third quarter of 2008, valuations considered observable inputs based on whole loan sales, both observed in the market and actual sales from our portfolio during the quarter. Adjustments are made to the valuations to account for securitization uncertainties, including the composition of the portfolio, market conditions, and liquidity. Credit risk was included as part of our valuation process for these loans by using expected rates of return for market participants for similar loans in the marketplace.

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

Our Level 3 assets and liabilities represented 2% of our total assets and less than 1% of our total liabilities at September 30, 2008, June 30, 2008 and March 31, 2008, respectively.

Assets and liabilities measured using Level 3 inputs represented $3.4 billion or 9% of total assets measured at fair value and $178 million or 6% of total liabilities measured at fair value at September 30, 2008. Assets and liabilities measured using Level 3 inputs represented $3.5 billion or 9% of total assets measured at fair value and $154 million or 4% of total liabilities measured at fair value at June 30, 2008. Assets and liabilities measured using Level 3 inputs represented $2.9 billion or 7% of total assets measured at fair value and $239 million or 5% of total liabilities measured at fair value at March 31, 2008.

For the first nine months of 2008, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $727 million, including $200 million during the third quarter. These primarily related to asset-backed securities, taxable auction rate securities, and residential mortgage-backed securities, and occurred due to reduced volume of recently executed transactions and the lack of corroborating market price quotations for these instruments.

As indicated in the table on page 18, our largest category of Level 3 assets consists of certain commercial mortgage loans held for sale. Other Level 3 assets include private equity investments, private issuer asset-backed securities, auction rate securities, residential mortgage-backed securities and corporate bonds.

Total securities measured at fair value at September 30, 2008 included securities available for sale and trading securities consisting primarily of residential and commercial mortgage-backed securities and other asset-backed securities. Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital. However, reductions in the credit ratings of these securities would have an impact on the determination of risk-weighted assets which could reduce our regulatory capital ratios. In addition, other-than-temporary impairments on available for sale securities would reduce our regulatory capital ratios.

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

Results Of Businesses – Summary

(Unaudited)

	Earnings		Revenue		Average Assets (a)
Nine months ended September 30 – in millions	2008	2007	2008	2007	2008	2007
Retail Banking (b)	$414	$665	$2,730	$2,637	$46,451	$40,999
Corporate & Institutional Banking	208	341	1,086	1,139	35,993	28,133
BlackRock	185	176	244	232	4,529	4,152
Global Investment Servicing (c) (d)	97	96	702	617	4,501	2,171
Total business segments	904	1,278	4,762	4,625	91,474	75,455
Other (b) (c) (e)	226	11	752	453	50,180	44,077
Total consolidated	$1,130	$1,289	$5,514	$5,078	$141,654	$119,532

(a)	Period-end balances for BlackRock and Global Investment Servicing.
(b)	Amounts for the periods presented reflect the reclassification of the results of Hilliard Lyons, which we sold on March 31, 2008, and the related gain on sale, from Retail Banking to “Other.”
(c)	For our segment reporting presentation in this Financial Review, after-tax integration costs of $3 million related to Albridge Solutions and Coates Analytics have been reclassified from Global Investment Servicing to “Other” for the first nine months of 2008. “Other” for the first nine months of 2008 also includes $60 million of pretax other integration costs while “Other” for the first nine months of 2007 includes $67 million of pretax integration costs primarily related to Mercantile.
(d)	Global Investment Servicing revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs.
(e)	“Other” average assets are comprised primarily of securities available for sale and residential mortgage loans associated with asset and liability management activities.

RETAIL BANKING (a)

(Unaudited)

Nine months ended September 30 Dollars in millions	2008	2007
INCOME STATEMENT
Net interest income	$1,490	$1,520
Noninterest income
Asset management	330	328
Service charges on deposits	263	251
Brokerage	114	100
Consumer services	313	287
Other	220	151
Total noninterest income	1,240	1,117
Total revenue	2,730	2,637
Provision for credit losses	350	68
Noninterest expense	1,700	1,508
Pretax earnings	680	1,061
Income taxes	266	396
Earnings	$414	$665
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$14,594	$14,139
Indirect	2,044	1,852
Education	1,762	110
Other consumer	1,724	1,456
Total consumer	20,124	17,557
Commercial and commercial real estate	14,797	12,067
Floor plan	996	976
Residential mortgage	2,407	1,821
Other	66	71
Total loans	38,390	32,492
Goodwill and other intangible assets	6,085	4,659
Loans held for sale	417	1,561
Other assets	1,559	2,287
Total assets	$46,451	$40,999
Deposits
Noninterest-bearing demand	$10,822	$10,357
Interest-bearing demand	9,487	8,776
Money market	19,049	16,599
Total transaction deposits	39,358	35,732
Savings	2,716	2,687
Certificates of deposit	16,356	16,593
Total deposits	58,430	55,012
Other liabilities	348	429
Capital	3,728	3,458
Total funds	$62,506	$58,899
PERFORMANCE RATIOS
Return on average capital	15%	26%
Noninterest income to total revenue	45%	42%
Efficiency	62%	57%

OTHER INFORMATION (b) (c)
Credit-related statistics:
Commercial nonperforming assets	$373	$104
Consumer nonperforming assets	58	33
Total nonperforming assets (d)	$431	$137
Commercial net charge-offs	$152	$47
Consumer net charge-offs	89	39
Total net charge-offs	$241	$86
Commercial net charge-off ratio	1.28%	.48%
Consumer net charge-off ratio	.53%	.27%
Total net charge-off ratio	.84%	.35%
Other statistics:
Full-time employees	11,347	10,747
Part-time employees	2,358	2,236
ATMs	4,018	3,870
Branches (e)	1,142	1,072

At September 30 Dollars in millions, except where noted	2008	2007
OTHER INFORMATION (CONTINUED) (b) (c)
ASSETS UNDER ADMINISTRATION (in billions) (f)
Assets under management
Personal	$44	$52
Institutional	19	20
Total	$63	$72
Asset Type
Equity	$34	$42
Fixed income	17	19
Liquidity/other	12	11
Total	$63	$72
Nondiscretionary assets under administration
Personal	$28	$31
Institutional	78	81
Total	$106	$112
Asset Type
Equity	$44	$50
Fixed income	25	27
Liquidity/other	37	35
Total	$106	$112
Home equity portfolio credit statistics:
% of first lien positions	39%	39%
Weighted average loan-to-value ratios (g)	73%	72%
Weighted average FICO scores (h)	727	726
Annualized net charge-off ratio	.49%	.17%
Loans 90 days past due	.46%	.30%
Checking-related statistics:
Retail Banking checking relationships	2,431,000	2,275,000
Consumer DDA relationships using online banking	1,213,000	1,050,000
% of consumer DDA relationships using online banking	56%	52%
Consumer DDA relationships using online bill payment	841,000	604,000
% of consumer DDA relationships using online bill payment	39%	30%
Small business loans and managed deposits:
Small business loans	$13,656	$13,157
Managed deposits:
On-balance sheet
Noninterest-bearing demand	$6,106	$6,119
Interest-bearing demand	2,270	2,027
Money market	3,912	3,389
Certificates of deposit	1,077	1,070
Off-balance sheet (i)
Small business sweep checking	3,124	2,823
Total managed deposits	$16,489	$15,428
Brokerage statistics:
Financial consultants (j)	402	359
Full service brokerage offices	23	24
Brokerage account assets (billions)	$16	$19
(a)	Information for all periods presented excludes the impact of Hilliard Lyons, which was sold on March 31, 2008, and whose results have been reclassified to “Other.”
(b)	Presented as of September 30 except for net charge-offs and annualized net charge-off ratios.
(c)	Amounts include the impact of Mercantile, which we acquired effective March 2, 2007. Amounts as of and for the nine months ended September 30, 2008 include the impact of Yardville. Amounts subsequent to April 4, 2008 include the impact of Sterling.
(d)	Includes nonperforming loans of $416 million at September 30, 2008 and $127 million at September 30, 2007.
(e)	Excludes certain satellite branches that provide limited products and service hours.
(f)	Excludes brokerage account assets.
(g)	Calculated as of origination date.
(h)	Represents the most recent FICO scores we have on file.
(i)	Represents small business balances. These balances are swept into liquidity products managed by other PNC business segments, the majority of which are off-balance sheet.
(j)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.

Retail Banking’s earnings were $414 million for the first nine months of 2008 compared with $665 million for the same period in 2007. The 38% decline in earnings over the prior year was primarily driven by increases in the provision for credit losses and expenses.

Highlights of Retail Banking’s performance during the first nine months of 2008 include the following:

•

Retail Banking expanded the number of customers it serves, accelerating growth in checking relationships. Total checking relationships increased by a net 156,000 since September 30, 2007, which includes both the conversion of Yardville and Sterling accounts and the addition of 68,000 new consumer and business relationships through organic growth.

•	Small business and consumer-related checking relationships retention remained strong and stable.
•

Our investment in online banking capabilities continued to pay off. Since September 30, 2007, the percentage of consumer checking households using online bill payment increased from 30% to 39%. We continue to seek customer growth by expanding our use of technology, such as the recent launch of our “Virtual Wallet” online banking product.

•

PNC continued to invest in the branch network. In the first nine months of 2008, we opened 12 new branches, consolidated 44 branches, and acquired 65 branches for a total of 1,142 branches at September 30, 2008. We continue to work to optimize our network by opening new branches in high growth areas, relocating branches to areas of higher market opportunity, and consolidating branches in areas of declining opportunity. We relocated 7 branches during the first nine months of 2008.

•	Asset quality continued to migrate and credit costs increased, however overall asset quality continued to be manageable in a challenging economic and credit environment.
•

The commercial loan portfolios experienced areas of softness driven by credit migration of portfolios primarily in Maryland, Virginia, and New Jersey related to residential real estate development and related sectors. The residential real estate development portfolio represented approximately 1% of our total loans at September 30, 2008.

•

On the consumer side, our largest position at September 30, 2008 was in home equity loans. This nearly $15 billion portfolio is comprised of 39 percent first-lien positions, 93% of the portfolio is in our footprint, and our strategy did not involve targeting the subprime market.

In October 2008 we announced an exclusive agreement under which we will provide banking services in Giant Food LLC supermarket locations across Virginia, Maryland, Delaware and the District of Columbia. In 2009, we expect to open approximately 41 new in-store branches and install approximately 180 ATMs. Additional locations are expected to open in subsequent years.

Total revenue for the first nine months of 2008 was $2.730 billion, a 4% increase compared with $2.637 billion for the same period in 2007. Net interest income of $1.490 billion decreased $30 million, or 2%, compared with the first nine months of 2007. This decline was primarily driven by a lower value attributed to deposits in the declining rate environment partially offset by benefits from acquisitions.

Noninterest income increased $123 million, or 11%, compared with the first nine months of 2007. This growth was attributed primarily to the following:

•	A gain of $95 million from the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering,
•	The Mercantile, Yardville and Sterling acquisitions,
•	Increased volume-related consumer fees including debit card, credit card, and merchant revenue, and
•	Increased brokerage account activities.

The Market Risk Management – Equity and Other Investment Risk section of this Financial Review includes further information regarding Visa.

The provision for credit losses for the first nine months of 2008 was $350 million compared to $68 million for the same period last year. Net charge-offs were $241 million for the first nine months of 2008 and $86 million in the first nine months of 2007. The increases in provision and net charge-offs were primarily a result of the following:

•	Aligning small business and consumer loan charge-off policies,
•	Downward credit migration of commercial loan portfolios primarily in Maryland, Virginia and New Jersey related to residential real estate development and related sectors, and
•	Increased levels of charge-offs given the current credit environment.

Based upon the current environment, we believe the provision and nonperforming assets will continue to increase in 2008 versus 2007 levels.

Noninterest expense for the first nine months of 2008 totaled $1.700 billion, an increase of $192 million compared with the same period in 2007. Approximately 74% of this increase was attributable to acquisitions, and continued investments in the business such as the branch network and innovation.

Full-time employees at September 30, 2008 totaled 11,347, an increase of 600 over the prior year. Part-time employees have increased by 122 since September 30, 2007. The increase in full-time and part-time employees was primarily the result of the Yardville and Sterling acquisitions.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Furthermore, core checking accounts are critical to our strategy of expanding our payments business. Average total deposits increased $3.4 billion, or 6%, compared with the first nine months of 2007.

•

Average money market deposits increased $2.5 billion, and average certificates of deposits declined $.2 billion. Money market deposits experienced core growth and both deposit categories benefited from the acquisitions. The decline in certificates of deposits was a result of a focus on relationship customers rather than pursuing higher-rate single service customers. The decline is being driven by the attrition of higher-rate single service certificates of deposits in our newly acquired markets. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers.

•	Average demand deposit growth of $1.2 billion, or 6%, was almost solely due to acquisitions as organic growth was impacted by current economic conditions, such as lower average balances per account.

Currently, we are focused on a relationship-based lending strategy that targets specific customer sectors (homeowners, small businesses and auto dealerships) while seeking to maintain a moderate risk profile in the loan portfolio.

•

Average commercial and commercial real estate loans grew $2.7 billion, or 23%, compared with the first nine months of 2007. The increase was primarily attributable to acquisitions. Organic loan growth reflecting the strength of increased small business loan demand from existing customers and the acquisition of new relationships through our sales efforts was also a factor in the increase. At September 30, 2008, commercial and commercial real estate loans totaled $14.6 billion. This portfolio included $3.3 billion of commercial real estate loans, of which approximately $2.6 billion were related to our expansion from acquisitions into the greater Maryland and Washington, DC markets. Approximately $.5 billion of the commercial real estate loans were in residential real estate development.

•

Average home equity loans grew $455 million, or 3%, compared with the first nine months of 2007 primarily due to acquisitions. Consumer loan growth has slowed as a result of lower demand from our customers as well as tightening of credit standards. Our home equity loan portfolio is relationship based, with 93% of the portfolio attributable to borrowers in our primary geographic footprint. We monitor this portfolio closely and the nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average education loans grew $1.7 billion compared with the first nine months of 2007. The increase was primarily the result of the transfer of approximately $1.8 billion of education loans previously held for sale to the loan portfolio during the first quarter of 2008. The Loans Held For Sale portion of the Consolidated Balance Sheet Review section of this Financial Review includes additional information related to this transfer.

•	Average residential mortgage loans increased $586 million primarily due to the addition of loans from acquisitions.

Assets under management of $63 billion at September 30, 2008 decreased $9 billion compared with the balance at September 30, 2007. The decline in assets under management was primarily due to comparatively lower equity markets and the effects of the divestiture of a Mercantile asset management subsidiary during the fourth quarter of 2007, partially offset by the Sterling acquisition and positive net inflows. New business sales efforts and new client acquisition and growth were ahead of our expectations.

Nondiscretionary assets under administration of $106 billion at September 30, 2008 decreased $6 billion compared with the balance at September 30, 2007. This decline was primarily driven by comparatively lower equity markets partially offset by the Sterling acquisition and positive net inflows.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Nine months ended September 30 Dollars in millions except as noted	2008	2007
INCOME STATEMENT
Net interest income	$745	$581
Noninterest income
Corporate service fees	427	427
Other	(86)	131
Noninterest income	341	558
Total revenue	1,086	1,139
Provision for credit losses	152	56
Noninterest expense	661	596
Pretax earnings	273	487
Income taxes	65	146
Earnings	$208	$341
AVERAGE BALANCE SHEET
Loans
Corporate (a)	$11,945	$9,647
Commercial real estate	5,510	4,207
Commercial – real estate related	2,924	2,304
Asset-based lending	5,179	4,542
Total loans (a)	25,558	20,700
Goodwill and other intangible assets	2,230	1,828
Loans held for sale	2,172	1,164
Other assets	6,033	4,441
Total assets	$35,993	$28,133
Deposits
Noninterest-bearing demand	$7,451	$7,120
Money market	5,197	4,716
Other	2,183	1,160
Total deposits	14,831	12,996
Other liabilities	5,237	2,974
Capital	2,533	2,081
Total funds	$22,601	$18,051
(a)	Includes lease financing.

Corporate & Institutional Banking earned $208 million in the first nine months of 2008 compared with $341 million in the first nine months of 2007. Earnings in 2008 were impacted by pretax valuation losses of $238 million on commercial mortgage loans held for sale. Increases in the provision for credit losses and noninterest expenses were offset by higher net interest income.

Nine months ended September 30 Dollars in millions except as noted	2008	2007
PERFORMANCE RATIOS
Return on average capital	11%	22%
Noninterest income to total revenue	31	49
Efficiency	61	52
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$243	$200
Acquisitions/additions	23	80
Repayments/transfers	(19)	(36)
End of period	$247	$244
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management	$403	$345
Capital Markets	$260	$216
Commercial mortgage securitizations and valuations (b)	$(153)	$31
Commercial mortgage loan servicing (c)	161	175
Total commercial mortgage banking activities	$8	$206
Total loans (d)	$28,232	$22,455
Nonperforming assets (d) (e)	$391	$141
Net charge-offs	$89	$31
Full-time employees (d)	2,305	2,267
Net carrying amount of commercial mortgage servicing rights (d)	$698	$708
(a)	Represents consolidated PNC amounts.
(b)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(c)	Includes net interest income and noninterest income from loan servicing and ancillary services.
(d)	At September 30.
(e)	Includes nonperforming loans of $387 million at September 30, 2008 and $119 million at September 30, 2007.

•

Net interest income grew $164 million, or 28%, in the first nine months of 2008 compared with the first nine months of 2007. The increase over the prior year was primarily a result of acquisitions, organic loan growth and an increase in commercial mortgage loans held for sale.

•

Corporate service fees were unchanged compared with the prior year first nine months, at $427 million. Increases in treasury management, structured finance and syndication fees were offset by decreases in merger and acquisition advisory fees and mortgage servicing fees, net of amortization.

•

Other noninterest income was negative $86 million for the first nine months of 2008 compared with income of $131 million in the first nine months of 2007. The first nine months of 2008 included valuation losses of $238 million on commercial mortgage loans held for sale. These valuation losses reflect the illiquid market conditions and are non-cash losses. As previously reported, PNC adopted SFAS 159 beginning January 1, 2008 and elected to account for its loans held for sale and intended for securitization at fair value. We stopped originating these loans during the first quarter of 2008. We intend to continue pursuing opportunities to reduce our loans held for sale position at appropriate prices.

Through the first nine months of 2008, we sold and securitized $.6 billion of commercial mortgage loans held for sale carried at fair value. Excluding the impact of these valuation losses, other income increased approximately 16% due to higher interest rate derivative and foreign exchange trading revenue from customer activity.

•

Noninterest expense increased $65 million, or 11%, compared with the first nine months of 2007. The increase was primarily due to the impact of the ARCS Commercial Mortgage and Mercantile acquisitions, expenses associated with revenue-related activities, growth initiatives mainly in treasury management, higher passive losses associated with low income housing tax credit investments, and write-downs of other real estate owned.

•

The provision for credit losses was $152 million in the first nine months of 2008 compared with $56 million in the first nine months of 2007. The increase in the provision compared with the year-ago period was primarily due to credit quality migration mainly related to residential real estate development and related sectors along with growth in total credit exposure. Nonperforming assets increased $250 million in the comparison. The largest component of the increase was in commercial real estate and commercial real estate related loans. Based upon the current environment, we believe the provision will continue to increase in 2008 versus 2007 levels.

•

Average loan balances increased $4.9 billion, or 23%, from the prior year period. The increase in corporate and commercial real estate loans resulted from higher utilization of credit facilities, organic growth from new and existing clients, and the impact of the Mercantile and Yardville acquisitions.

•	Average deposit balances increased $1.8 billion, or 14%, compared with the first nine months of 2007. The increase resulted primarily from higher time deposits and the impact of acquisitions.
•

The commercial mortgage servicing portfolio was $247 billion at September 30, 2008, an increase of $3 billion from September 30, 2007. Servicing portfolio additions have been modest over the past 12 months due to the declining volumes in the commercial mortgage securitization market.

•

Average other assets and other liabilities increased $1.6 billion and $2.3 billion, respectively. These increases were due to customer driven trading and related hedging transactions. In addition, an increase in customer driven money management activities contributed to the higher other liabilities balance.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on page 10.

BLACKROCK

Our BlackRock business segment earned $185 million in the first nine months of 2008 and $176 million in the first nine months of 2007. These results reflect our approximately 33% share of BlackRock’s reported GAAP earnings and the additional income taxes on these earnings incurred by PNC.

Our investment in BlackRock was $4.3 billion at September 30, 2008 and $4.1 billion at December 31, 2007. Based upon BlackRock’s closing market price of $194.50 per common share at September 30, 2008, the market value of our investment in BlackRock was $8.4 billion at that date. As such, an additional $4.1 billion of pretax value was not recognized in our equity investment or shareholders’ equity account at that date.

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

PNC’s noninterest income for the first nine months of 2008 included a $66 million pretax gain related to our commitment to fund additional BlackRock LTIP programs. This gain represented the mark-to-market adjustment related to our remaining BlackRock LTIP shares obligation as of September 30, 2008 and resulted from the decrease in the market value of BlackRock common shares for the first nine months of 2008. In the first nine months of 2007, we recognized a pretax charge of $81 million for an increase in the market value of BlackRock common shares for that period.

We may continue to see volatility in earnings as we mark to market our LTIP shares obligation each quarter end. However, additional gains based on the difference between the market value and the book value of the committed BlackRock common shares will generally not be recognized until the shares are distributed to LTIP participants.

GLOBAL INVESTMENT SERVICING

(Unaudited)

Nine months ended September 30 Dollars in millions except as noted	2008	2007
INCOME STATEMENT
Servicing revenue (a)	$725	$640
Operating expense (a)	554	470
Operating income	171	170
Debt financing	26	28
Nonoperating income (b)	3	5
Pretax earnings	148	147
Income taxes	51	51
Earnings	$97	$96
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,306	$1,002
Other assets	3,195	1,169
Total assets	$4,501	$2,171
Debt financing	$885	$702
Other liabilities	2,927	878
Shareholder’s equity	689	591
Total funds	$4,501	$2,171
PERFORMANCE RATIOS
Return on average equity	20%	24%
Operating margin (c)	24	27
SERVICING STATISTICS (at September 30)
Accounting/administration net fund assets (in billions) (d)
Domestic	$806	$806
Offshore	101	116
Total	$907	$922
Asset type (in billions)
Money market	$387	$328
Equity	308	377
Fixed income	116	117
Other	96	100
Total	$907	$922
Custody fund assets (in billions)	$415	$497
Shareholder accounts (in millions)
Transfer agency	17	19
Subaccounting	56	51
Total	73	70
OTHER INFORMATION
Full-time employees (at September 30)	4,969	4,504
(a)	Certain out-of-pocket expense items which are then client billable are included in both servicing revenue and operating expense above, but offset each other entirely and therefore have no net effect on operating income. Distribution revenue and expenses which relate to 12b-1 fees that are received from certain fund clients for the payment of marketing, sales and service expenses also entirely offset each other, but are netted for presentation purposes above.
(b)	Net of nonoperating expense.
(c)	Total operating income divided by servicing revenue.
(d)	Includes alternative investment net assets serviced.

Global Investment Servicing, formerly PFPC, earned $97 million for the first nine months of 2008 and $96 million for the first nine months of 2007. While servicing revenue growth of 13% was realized through new business, organic growth, and the completion of two acquisitions in December 2007, increased costs related to this growth and the acquisitions largely offset the increase.

Highlights of Global Investment Servicing’s performance for the first nine months of 2008 included:

•

Initiatives in the offshore arena resulted in a 27% increase in servicing revenue. However, assets serviced decreased by 13% as a direct result of the unsettled global equity markets and the resultant high redemption activity.

•

Subaccounting shareholder accounts rose by 5 million, or 10%, to 56 million, as existing clients continued to convert additional fund families to this platform. Global Investment Servicing remained a leading provider of subaccounting services.

•	Total accounting/administration funds serviced increased 12% over the prior year. However, assets serviced decreased 2% due to declines in major stock market indices over the same time frame.

Servicing revenue for the first nine months of 2008 reached $725 million, an increase of $85 million, or 13%, over the first nine months of 2007. This increase resulted primarily from the acquisitions of Albridge Solutions Inc. and Coates Analytics, LP in December 2007, growth in offshore operations, and increased securities lending business afforded by the volatility in the markets.

Operating expense increased $84 million, or 18%, to $554 million, in the first nine months of 2008 compared with the first nine months of 2007. Investments in technology, a larger employee base to support business growth, and costs related to the recent acquisitions drove the higher expense level.

Total assets serviced by Global Investment Servicing amounted to $2.3 trillion at September 30, 2008 compared with $2.5 trillion at September 30, 2007. The decline in assets serviced is a direct result of global market declines and massive disruption of the US money markets.

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

We must use estimates, assumptions, and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations. See Fair Value Measurements And Fair Value Option in this Financial Review for a description of fair value measurement under SFAS 157.

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

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan ("plan" or "pension plan") covering eligible employees. Benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are primarily invested in equity investments and fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy, which is described more fully in Note 17 Employee Benefit Plans in the Notes To Consolidated Financial Statements included under Part II, Item 8 of our 2007 Form 10-K.

We calculate the expense associated with the pension plan in accordance with SFAS 87, "Employers' Accounting for Pensions," and we use assumptions and methods that are compatible with the requirements of SFAS 87, including a policy of reflecting trust assets at their fair market value. On an annual basis, we review the actuarial assumptions related to the pension plan, including the discount rate, the rate of compensation increase and the expected return on plan assets.

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

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of permitted contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. In any event, any contributions to the plan in the near term will be at our discretion, as we expect that the minimum required contributions under the law will be zero for 2008.

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

CREDIT RISK MANAGEMENT

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks.

Nonperforming, Past Due And Potential Problem Assets

We continued to experience credit deterioration, although at a manageable pace, and overall asset quality performed as anticipated in the challenging environment during the first nine months of 2008. We remained focused on maintaining a moderate risk profile.

Nonperforming Assets by Type

In millions	Sept. 30 2008	December 31 2007
Nonaccrual loans
Commercial
Retail/wholesale	$72	$39
Manufacturing	45	35
Other service providers	76	48
Real estate related (a)	92	45
Financial services	15	15
Health care	8	4
Other	5	7
Total commercial	313	193
Commercial real estate
Real estate projects	391	184
Mortgage	49	28
Total commercial real estate	440	212
Consumer	25	17
Residential mortgage (b)	60	27
Lease financing	3	3
Total nonaccrual loans (b)	841	452
Restructured loans		2
Total nonperforming loans (b)	841	454
Foreclosed and other assets
Residential mortgage	19	10
Consumer	10	8
Commercial lending	5	23
Total foreclosed and other assets	34	41
Total nonperforming assets (b) (c) (d)	$875	$495
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	We have adjusted the December 31, 2007 amounts to be consistent with the current methodology for recognizing nonaccrual residential mortgage loans serviced under master servicing arrangements.
(c)	Excludes equity management assets carried at estimated fair value of $34 million at September 30, 2008 and $4 million at December 31, 2007.
(d)	Excludes loans held for sale carried at lower of cost or market value of $38 million at September 30, 2008 (amount includes troubled debt restructured assets of $7 million) and $25 million at December 31, 2007.

Total nonperforming assets at September 30, 2008 increased $380 million, to $875 million, from the balance at December 31, 2007. Our nonperforming assets represented .60% of total assets at September 30, 2008 compared with .36% at December 31, 2007. The increase in nonperforming assets reflected higher nonaccrual residential real estate development loans and loans in related sectors.

The amount of nonperforming loans that was current as to principal and interest was $298 million at September 30, 2008 and $178 million at December 31, 2007.

See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and included here by reference for details of the types of nonperforming assets that we held at September 30, 2008 and December 31, 2007. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Changes In Nonperforming Assets

In millions	2008	2007
January 1	$495	$184
Transferred from accrual	989	311
Acquisition (a)	9	35
Charge-offs and valuation adjustments	(307)	(94)
Principal activity including payoffs	(220)	(115)
Returned to performing	(77)	(13)
Asset sales	(14)	(7)
September 30	$875	$301
(a)	Sterling in 2008 and Mercantile in 2007.

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Sept. 30 2008	Dec. 31 2007	Sept. 30 2008	Dec. 31 2007
Commercial	$37	$14.11%		.05%
Commercial real estate	22	18.23		.20
Consumer	73	49.34		.27
Residential mortgage	45	43.51		.45
Lease Financing	2		.08
Other	13	12	4.36	2.91
Total loans	$192	$136.26		.20

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $329 million at September 30, 2008 compared with $134 million at December 31, 2007.

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

Allocation Of Allowance For Loan And Lease Losses

	September 30, 2008		December 31, 2007
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$674	43.0%	$560	41.8%
Commercial real estate	228	12.9	153	13.0
Consumer	109	28.6	68	26.9
Residential mortgage	12	11.6	9	14.0
Lease financing	26	3.5	36	3.7
Other	4.4		4.6
Total	$1,053	100.0%	$830	100.0%

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

The provision for credit losses totaled $527 million for the first nine months of 2008 and $127 million for the first nine months of 2007. The higher provision in the first nine months of 2008 compared with the prior year period was driven by general credit quality migration, especially in the residential real estate development portion of our commercial real estate portfolio and related sectors. See the Consolidated Balance Sheet Review section of this Financial Review for further information. In addition, the provision for credit losses for the first nine months of 2008 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of September 30, 2008 reflected loan and total credit exposure growth, changes in loan portfolio composition, and other changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

Our planned acquisition of National City may result in an additional provision for credit losses, which would be recorded at closing, to conform the National City loan reserving methodology with ours. Given this transaction and continued credit deterioration, management is no longer in a position to provide guidance for the provision for credit losses for full year 2008.

The allowance as a percent of nonperforming loans was 125% and as a percent of total loans was 1.40% at September 30, 2008. The comparable percentages at December 31, 2007 were 183% and 1.21%. We expect to continue to increase our allowance as a percent of total loans as the market and our credit quality migration dictates.

Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2008
Commercial	$192	$40	$152.67%
Consumer	100	11	89.59
Commercial real estate	95	7	88	1.26
Residential mortgage	2	2.03
Lease financing	2	1	1.05
Total	$391	$59	$332.62
2007
Commercial	$96	$20	$76.41%
Consumer	49	11	38.29
Commercial real estate	4	1	3.06
Total	$149	$32	$117.26

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

The amount of reserves for these qualitative factors is assigned to loan categories and to business segments primarily based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 0.8% of the total allowance and .01% of total loans, net of unearned income, at September 30, 2008.

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

Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net gains from credit default swaps for proprietary trading positions, reflected in other noninterest income in our Consolidated Income Statement, totaled $11 million for the first nine months of 2008 compared with $16 million for the first nine months of 2007.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements, trading securities and other short-term investments) and securities available for sale. At September 30, 2008, our liquid assets totaled $35.7 billion, with $20.6 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

PNC Bank, N.A. can borrow from the Federal Reserve Bank of Cleveland’s (“Federal Reserve Bank”) discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (“FHLB”)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At September 30, 2008, we maintained significant unused borrowing capacity from the Federal Reserve Bank discount window and FHLB-Pittsburgh under current collateral requirements.

At September 30, 2008, we pledged $5.5 billion of loans and $14.1 billion of securities to the Federal Reserve Bank with a combined collateral value of $18.4 billion. Also, we pledged $26.4 billion of loans and $6.1 billion of securities to FHLB-Pittsburgh under a blanket lien with a combined collateral value of $17.8 billion as of that date. We pledged this collateral with the Federal Reserve Bank and FHLB-Pittsburgh for the ability to borrow if necessary. At September 30, 2008 we had no outstanding borrowings with the Federal Reserve Bank and $10.1 billion outstanding with

FHLB-Pittsburgh resulting in unused borrowing capacity of $18.4 billion and $7.7 billion, respectively, for a combined unused borrowing capacity under these arrangements of $26.1 billion, which is based on current collateral requirements.

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

In the first nine months of 2008 we increased FHLB borrowings, which provided us with additional liquidity at relatively attractive rates. Total FHLB borrowings were $10.5 billion at September 30, 2008 compared with $7.1 billion at December 31, 2007.

We can also obtain funding through traditional forms of borrowing, including federal funds purchased, repurchase agreements, and short and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through September 30, 2008, PNC Bank, N.A. had issued $6.9 billion of debt under this program.

PNC Bank, N.A. established a program in December 2004 to offer up to $3.0 billion of its commercial paper. As of September 30, 2008, $411 million of commercial paper was outstanding under this program.

As of September 30, 2008, there were $4.5 billion of PNC Bank, N.A. short- and long-term debt issuances, including commercial paper, with maturities of less than one year.

Parent Company Liquidity

Our parent company’s routine funding needs consist primarily of dividends to PNC shareholders, share repurchases, debt service, the funding of non-bank affiliates, and acquisitions.

See the Funding and Capital Sources section of the Consolidated Balance Sheet Review section of this Report regarding certain restrictions on dividends and common share repurchases related to PNC’s participation in the US Treasury’s TARP Capital Purchase Program.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities.” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $542 million at September 30, 2008.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of September 30, 2008, the parent company had approximately $1.0 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

See the Executive Summary section of this Financial Review for information regarding PNC’s planned issuance of preferred stock and related common stock warrants to the US Treasury under the TARP Capital Purchase Program.

In July 2006, PNC Funding Corp established a program to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of September 30, 2008, $1.4 billion of commercial paper was outstanding under this program.

We have effective shelf registration statements which enable us to issue additional debt and equity securities, including certain hybrid capital instruments.

As of September 30, 2008, there were $2.6 billion of parent company contractual obligations, including commercial paper, with maturities of less than one year.

We also provide tables showing contractual obligations and various other commitments representing required and potential cash outflows as of September 30, 2008 under the heading “Commitments” below.

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

Sensitivity estimates and market interest rate benchmarks for the third quarters of 2008 and 2007 follow:

Interest Sensitivity Analysis

	Third Quarter 2008	Third Quarter 2007
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(1.9)%	(2.9)%
100 basis point decrease	2.0%	2.9%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(4.1)%	(7.1)%
100 basis point decrease	2.3%	5.9%
Duration of Equity Model
Base case duration of equity (in years):	1.9	3.0
Key Period-End Interest Rates
One-month LIBOR	3.93%	5.12%
Three-year swap	3.73%	4.69%

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity To Alternate Rate Scenarios table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist's most likely rate forecast, (ii) implied market forward rates, and (iii) a Two-Ten Inversion (a 200 basis point inversion between two-year and ten-year rates superimposed on current base rates) scenario. We are inherently sensitive to a flatter or inverted yield curve.

Net Interest Income Sensitivity To Alternate Rate Scenarios (Third Quarter 2008)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	—%	.9%	(7.2)%
Second year sensitivity	(3.5)%	(.1)%	(6.2)%

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

During the first nine months of 2008, our VaR ranged between $9.1 million and $13.8 million, averaging $11.2 million. During the first nine months of 2007, our VaR ranged between $6.1 million and $10.4 million, averaging $7.8 million. The increase in VaR compared with the first nine months of 2007 reflected ongoing market volatility.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Under typical market conditions, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. As a result of increased volatility in certain markets, there were 7 such instances during the first nine months of 2008. There were no such instances for the first nine months of 2007.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first nine months and third quarter of 2008 and 2007 was as follows:

Nine months ended September 30 – in millions	2008	2007
Net interest income	$58
Noninterest income	(77)	$114
Total trading revenue	$(19)	$114
Securities underwriting and trading (a)	$(3)	$31
Foreign exchange	52	42
Financial derivatives	(68)	41
Total trading revenue	$(19)	$114

Three months ended September 30 – in millions	2008	2007
Net interest income	$19	$(1)
Noninterest income	(54)	33
Total trading revenue	$(35)	$32
Securities underwriting and trading (a)	$(13)	$14
Foreign exchange	19	15
Financial derivatives	(41)	3
Total trading revenue	$(35)	$32
(a)	Includes changes in fair value for certain loans accounted for at fair value.

The declines in total trading revenue for the first nine months and third quarter of 2008 primarily related to our proprietary trading activities. These decreases reflected the negative impact of significant widening of market credit spreads in extremely illiquid markets and losses related to sales from our trading portfolio to reduce risk in the midst of distressed market conditions. We continue to take actions to reduce our risk in the trading portfolio.

Average trading assets and liabilities consisted of the following:

Nine months ended September 30 – in millions	2008	2007
Trading assets
Securities (a)	$2,883	$2,446
Resale agreements (b)	2,032	1,168
Financial derivatives (c)	2,204	1,241
Loans at fair value (c)	93	172
Total trading assets	$7,212	$5,027
Trading liabilities
Securities sold short (d)	$1,551	$1,626
Repurchase agreements and other borrowings (e)	872	676
Financial derivatives (f)	2,243	1,252
Borrowings at fair value (f)	25	40
Total trading liabilities	$4,691	$3,594

Three months ended September 30 – in millions	2008	2007
Trading assets
Securities (a)	$2,298	$3,293
Resale agreements (b)	1,937	1,267
Financial derivatives (c)	1,775	1,389
Loans at fair value (c)	74	164
Total trading assets	$6,084	$6,113
Trading liabilities
Securities sold short (d)	$1,370	$1,960
Repurchase agreements and other borrowings (e)	609	637
Financial derivatives (f)	1,806	1,400
Borrowings at fair value (f)	20	41
Total trading liabilities	$3,805	$4,038
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance
Sheet	And Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Borrowed funds – Other.
(e)	Included in Borrowed funds – Repurchase agreements and Other.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 43 million shares of BlackRock common stock, accounted for under the equity method. Our total investment in BlackRock was $4.3 billion at September 30, 2008 compared with $4.1 billion at December 31, 2007. The market value of our investment in BlackRock was $8.4 billion at September 30, 2008. The primary risk measurement, similar to other equity investments, is economic capital.

Low Income Housing Projects

Included in our equity investments are limited partnerships that sponsor affordable housing projects. These investments, consisting of partnerships accounted for under the equity method as well as equity investments held by consolidated partnerships, totaled $1.4 billion at September 30, 2008 and $1.0 billion at December 31, 2007. PNC’s equity investment at risk was $426 million at September 30, 2008 compared with $188 million at year-end 2007. We also had commitments to make additional equity investments in affordable housing limited partnerships of $268 million at September 30, 2008 compared with $98 million at December 31, 2007. These commitments are included in other liabilities on the Consolidated Balance Sheet.

Visa

Our remaining investment in Visa Class B common shares totals approximately 3.6 million and is recorded at zero book value. Considering the expected reduction in the IPO conversion ratio due to settled litigation reported by Visa, these shares would convert to approximately 2.2 million of the publicly traded Visa Class A common shares. Based on the September 30, 2008 closing price of $61.39 for the Visa shares, our remaining investment had an unrecognized pretax value of approximately $136 million. The Visa Class B common shares we own generally will not be transferable until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation. As stated above, it is expected that Visa will reduce the conversion ratio of Visa Class B to Class A shares in connection with settled litigation and may reduce the conversion ratio to effectively fund any additional litigation liabilities that are above and beyond the escrow balance at that time. Note 15 Commitments And Guarantees in our Notes To Consolidated Financial Statements included in this Report has further information on our Visa indemnification obligation.

Private Equity

The private equity portfolio is comprised of equity and mezzanine investments that vary by industry, stage and type of investment. At September 30, 2008, private equity investments carried at estimated fair value totaled $582 million compared with $561 million at December 31, 2007. As of September 30, 2008, $308 million was invested directly in a variety of companies and $274 million was invested in various limited partnerships. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The minority and noncontrolling interests of these funds totaled $128 million as of September 30, 2008. Our unfunded commitments related to private equity totaled $238 million at September 30, 2008 and $270 million at December 31, 2007.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At September 30, 2008, other investments totaled $481 million compared with $389 million at December 31, 2007. During the third quarter and first nine months of 2008, we recognized losses relating to these investments of $55 million and $81 million, respectively. Given the nature of these investments and if current market conditions affecting their valuation were to continue or worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $70 million at September 30, 2008 compared with $79 million at December 31, 2007.

COMMITMENTS

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of September 30, 2008.

Contractual Obligations

September 30, 2008 – in millions	Total
Remaining contractual maturities of time deposits	$24,733
Borrowed funds	32,139
Minimum annual rentals on noncancellable leases	1,309
Nonqualified pension and post-retirement benefits	315
Purchase obligations (a)	415
Total contractual cash obligations	$58,911
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

September 30, 2008 – in millions	Total
Loan commitments	$57,094
Standby letters of credit (b)	5,792
Other commitments (c)	595
Total commitments	$63,481
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $2.7 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Includes unfunded commitments related to private equity investments of $238 million and other investments of $70 million which are not on our Consolidated Balance Sheet. Also includes commitments related to low income housing projects of $268 million and historic tax credits of $19 million which are included in other liabilities on the Consolidated Balance Sheet.

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

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges or free-standing derivatives at September 30, 2008 and December 31, 2007. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives – 2008

	Notional/ Contract Amount	Estimated Net Fair Value	Weighted- Average Maturity	Weighted-Average Interest Rates
September 30, 2008 – dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$5,618	$199	3 yrs. 3 mos.	4.21%	4.76%
Forward purchase commitments	315	(6)	1 mo.	NM	NM
Liability rate conversion
Interest rate swaps (a)
Receive fixed	7,650	291	3 yrs. 8 mos.	4.12%	5.07%
Total interest rate risk management
Total accounting hedges (b)	$13,583	$484
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$81,096	$(1)	5 yrs. 3 mos.	4.35%	4.37%
Caps/floors
Sold (c)	2,592	(6)	5 yrs. 11 mos.	NM	NM
Purchased	1,991	9	3 yrs. 2 mos.	NM	NM
Futures	6,430		8 mos.	NM	NM
Foreign exchange	8,355	1	5 mos.	NM	NM
Equity	1,090	(16)	1 yr. 2 mos.	NM	NM
Swaptions	2,730	41	13 yrs. 10 mos.	NM	NM
Total customer-related	104,284	28
Other risk management and proprietary
Interest rate
Swaps (c) (d)	23,108	(113)	6 yrs.	4.24%	4.28%
Caps/floors
Sold	500		2 mos.	NM	NM
Purchased	980	13	2 yrs. 4 mos.	NM	NM
Futures	20,069		1 yr. 10 mos.	NM	NM
Foreign exchange (c)	1,575	(3)	8 yrs. 9 mos.	NM	NM
Credit derivatives	4,794	114	15 yrs. 4 mos.	NM	NM
Risk participation agreements	1,490		4 yrs.	NM	NM
Commitments related to mortgage-related assets (c)	2,642	(1)	4 mos.	NM	NM
Options
Futures	12,500	(1)	2 mos.	NM	NM
Swaptions (c)	10,336	(9)	7 yrs. 2 mos.	NM	NM
Other (e)	763	(135)	NM	NM	NM
Total other risk management and proprietary	78,757	(135)
Total free-standing derivatives	$183,041	$(107)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 62% were based on 1-month LIBOR and 38% on 3-month LIBOR.
(b)	Fair value amount includes net accrued interest receivable of $124 million.
(c)	The increases in the negative fair values from December 31, 2007 to September 30, 2008 for interest rate contracts, foreign exchange and commitments related to mortgage-related assets were due to the changes in fair values of the existing contracts along with new contracts entered into during 2008.
(d)	Due to the adoption of SFAS 159 as of January 1, 2008, we discontinued hedge accounting with our commercial mortgage banking pay fixed interest rate swaps; therefore, the fair value of these are now reported in this category.
(e)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs and to certain customer-related derivatives. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions and Divestitures included in the Notes To Consolidated Financial Statements in Item 8 of our 2007 Form 10-K.

NM Not meaningful

Financial Derivatives – 2007

	Notional/ Contract Amount	Estimated Net Fair Value	Weighted- Average Maturity	Weighted-Average Interest Rates
December 31, 2007 – dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a) Receive fixed	$7,856	$325	4 yrs. 2 mos.	4.28%	5.34%
Liability rate conversion
Interest rate swaps (a) Receive fixed	9,440	269	4 yrs. 10 mos.	4.12%	5.09%
Total interest rate risk management	17,296	594
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	1,128	(79)	8 yrs. 8 mos.	5.45%	4.52%
Total accounting hedges (b)	$18,424	$515
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$61,768	$(39)	5 yrs. 4 mos.	4.46%	4.49%
Caps/floors
Sold	2,837	(5)	6 yrs. 5 mos.	NM	NM
Purchased	2,356	7	3 yrs. 7 mos.	NM	NM
Futures	5,564		8 mos.	NM	NM
Foreign exchange	7,028	8	7 mos.	NM	NM
Equity	1,824	(69)	1 yr. 5 mos.	NM	NM
Swaptions	3,490	40	13 yrs. 10 mos.	NM	NM
Other	200		10 yrs. 6 mos.	NM	NM
Total customer-related	85,067	(58)
Other risk management and proprietary
Interest rate
Swaps	41,247	6	4 yrs. 5 mos.	4.44%	4.47%
Caps/floors
Sold	6,250	(82)	2 yrs. 1 mo.	NM	NM
Purchased	7,760	117	1 yr. 11 mos.	NM	NM
Futures	43,107		1 yr. 7 mos.	NM	NM
Foreign exchange	8,713	5	6 yrs. 8 mos.	NM	NM
Credit derivatives	5,823	42	12 yrs. 1 mo.	NM	NM
Risk participation agreements	1,183		4 yrs. 6 mos.	NM	NM
Commitments related to mortgage-related assets	3,190	10	4 mos.	NM	NM
Options
Futures	39,158	(2)	8 mos.	NM	NM
Swaptions	21,800	49	8 yrs. 1 mo.	NM	NM
Other (c)	442	(201)	NM	NM	NM
Total other risk management and proprietary	178,673	(56)
Total free-standing derivatives	$263,740	$(114)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 52% were based on 1-month LIBOR, 43% on 3-month LIBOR and 5% on Prime Rate.
(b)	Fair value amount includes net accrued interest receivable of $130 million.
(c)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions and Divestitures included in the Notes to Consolidated Financial Statements in Item 8 of our 2007 Form 10-K.

NM Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2008, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008, and that there has been no change in internal control over financial reporting that occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Charge-off – Process of removing a loan or portion of a loan from our balance sheet because it is considered uncollectible. We also record a charge-off when a loan is transferred to held for sale by reducing the carrying amount by the allowance for loan losses associated with such loan or, if the market value is less than its carrying amount, by the amount of that difference.

Common shareholders’ equity to total assets – Common shareholders’ equity divided by total assets. Common shareholders’ equity equals total shareholders' equity less the liquidation value of preferred stock.

Credit derivatives – Contractual agreements, primarily credit default swaps, that provide protection against a credit event of one or more referenced credits. The nature of a credit event is established by the protection buyer and protection seller at the inception of a transaction, and such events include bankruptcy, insolvency and failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of a credit event.

Credit spread – The difference in yield between debt issues of similar maturity. The excess of yield attributable to credit spread is often used as a measure of relative creditworthiness, with a reduction in the credit spread reflecting an improvement in the borrower’s perceived creditworthiness.

Custody assets – Investment assets held on behalf of clients under safekeeping arrangements. We do not include these assets on our Consolidated Balance Sheet. Investment assets held in custody at other institutions on our behalf are included in the appropriate asset categories on the Consolidated Balance Sheet as if physically held by us.

Derivatives – Financial contracts whose value is derived from publicly traded securities, interest rates, currency exchange rates or market indices. Derivatives cover a wide assortment of financial contracts, including forward contracts, futures, options and swaps.

Duration of equity – An estimate of the rate sensitivity of our economic value of equity. A negative duration of equity is associated with asset sensitivity (i.e., positioned for rising interest rates), while a positive value implies liability sensitivity (i.e., positioned for declining interest rates). For example, if the duration of equity is +1.5 years, the economic value of equity declines by 1.5% for each 100 basis point increase in interest rates.

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

Efficiency – Noninterest expense divided by the sum of net interest income (GAAP basis) and noninterest income.

Fair value – The price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date using the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants.

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

Interest rate floors and caps – Interest rate protection instruments that involve payment from the protection seller to the protection buyer of an interest differential, which represents the difference between a short-term rate (e.g., three-month LIBOR) and an agreed-upon rate (the strike rate) applied to a notional principal amount.

Interest rate swap contracts – Contracts that are entered into primarily as an asset/liability management strategy to reduce interest rate risk. Interest rate swap contracts are exchanges of interest rate payments, such as fixed-rate payments for floating-rate payments, based on notional principal amounts.

Intrinsic value – The amount by which the fair value of an underlying stock exceeds the exercise price of an option on that stock.

Leverage ratio – Tier 1 risk-based capital divided by adjusted average total assets.

Net interest income from loans and deposits – A management accounting assessment, using funds transfer pricing methodology, of the net interest contribution from loans and deposits.

Net interest margin – Annualized taxable-equivalent net interest income divided by average earning assets.

Nondiscretionary assets under administration – Assets we hold for our customers/clients in a non-discretionary, custodial capacity. We do not include these assets on our Consolidated Balance Sheet.

Noninterest income to total revenue – Noninterest income divided by the sum of net interest income (GAAP basis) and noninterest income.

Nonperforming assets – Nonperforming assets include nonaccrual loans, troubled debt restructured loans, foreclosed assets and other assets. We do not accrue interest income on assets classified as nonperforming.

Nonperforming loans – Nonperforming loans include loans to commercial, commercial real estate, lease financing, consumer, residential mortgage, and lease financing customers as well as troubled debt restructured loans. Nonperforming loans do not include loans held for sale or foreclosed and other assets. We do not accrue interest income on loans classified as nonperforming.

Notional amount – A number of currency units, shares, or other units specified in a derivatives contract.

Operating leverage – The period to period percentage change in total revenue (GAAP basis) less the percentage change in noninterest expense. A positive percentage indicates that revenue growth exceeded expense growth (i.e., positive operating leverage) while a negative percentage implies expense growth exceeded revenue growth (i.e., negative operating leverage).

Options – Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell the associated financial instrument at a set price during a specified period or at a specified date in the future.

Recovery – Cash proceeds received on a loan that we had previously charged off. We credit the amount received to the allowance for loan and lease losses.

Return on average assets – Annualized net income divided by average assets.

Return on average capital – Annualized net income divided by average capital.

Return on average common shareholders’ equity – Annualized net income less preferred stock dividends divided by average common shareholders’ equity.

Return on average tangible common shareholders’ equity – Annualized net income less preferred stock dividends divided by average common shareholders’ equity less goodwill and other intangible assets (net of deferred taxes for both taxable and nontaxable combinations), and excluding mortgage servicing rights.

Risk-weighted assets – Primarily computed by the assignment of specific risk-weights (as defined by the Board of Governors of the Federal Reserve System) to assets and off-balance sheet instruments.

Securitization – The process of legally transforming financial assets into securities.

Swaptions – Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to enter into an interest rate swap agreement during a specified period or at a specified date in the future.

Tangible common equity ratio – Period-end common shareholders’ equity less goodwill and other intangible assets (net of deferred taxes), and excluding mortgage servicing rights, divided by period-end assets less goodwill and other intangible assets (net of deferred taxes), and excluding mortgage servicing rights.

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

Total risk-based capital – Tier 1 risk-based capital plus qualifying subordinated debt and trust preferred securities, other minority interest not qualified as Tier 1, and the allowance for loan and lease losses, subject to certain limitations.

Total risk-based capital ratio – Total risk-based capital divided by period-end risk-weighted assets.

Transaction deposits – The sum of money market and interest-bearing demand deposits and demand and other noninterest-bearing deposits.

Value-at-risk ("VaR") – A statistically-based measure of risk which describes the amount of potential loss which may be incurred due to severe and adverse market movements. The measure is of the maximum loss which should not be exceeded on 99 out of 100 days.

Watchlist – A list of criticized loans, credit exposure or other assets compiled for internal monitoring purposes. We define criticized exposure for this purpose as exposure with an internal risk rating of other assets especially mentioned, substandard, doubtful or loss.

Yield curve – A graph showing the relationship between the yields on financial instruments or market indices of the same credit quality with different maturities. For example, a “normal” or “positive” yield curve exists when long-term bonds have higher yields than short-term bonds. A “flat” yield curve exists when yields are the same for short-term and long-term bonds. A “steep” yield curve exists when yields on long-term bonds are significantly higher than on short-term bonds. An “inverted” or “negative” yield curve exists when short-term bonds have higher yields than long-term bonds.

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

•

Our businesses and financial results are affected by business and economic conditions, both generally and specifically in the principal markets in which we operate. In particular, our businesses and financial results may be impacted by:

•	Changes in interest rates and valuations in the debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the markets for real estate and other assets commonly securing financial products.
•	Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates.
•	Changes in our customers’, suppliers’ and other counterparties’ performance in general and their creditworthiness in particular.
•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.
•	Changes resulting from the newly enacted Emergency Economic Stabilization Act of 2008.
•

A continuation of recent turbulence in significant portions of the US and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our counterparties and the economy generally.

•

Our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive landscape.

•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2009 with continued wide market credit spreads, and our view that national economic conditions currently point toward a recession followed by a subdued recovery.

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

•

Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity, and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

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

In addition, our planned acquisition of National City presents us with a number of risks and uncertainties related both to the acquisition transaction itself and to the integration of the acquired businesses into PNC after closing. These risks and uncertainties include the following:

•

Completion of the transaction is dependent on, among other things, receipt of regulatory and shareholder approvals, the timing of which cannot be predicted with precision at this point and which may not be received at all. The impact of the completion of the transaction on PNC’s financial statements will be affected by the timing of the transaction, including in particular the ability to complete the acquisition in the fourth quarter of 2008.

•

The transaction may be substantially more expensive to complete (including the integration of National City’s businesses) and the anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•	Our ability to achieve anticipated results from this transaction is dependent on the state going forward of the economic and financial markets, which have been under significant stress recently. Specifically, we may incur more credit losses from National City’s loan portfolio than expected. Other issues related to achieving anticipated financial results include the possibility that deposit attrition may be greater than expected. Litigation and governmental investigations currently pending against National City, as well as others that may be filed or commenced as a result of this transaction or otherwise, could impact the timing or realization of anticipated benefits to PNC or otherwise adversely impact our financial results.

•

The integration of National City’s business and operations into PNC, which will include conversion of National City’s different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to National City’s or PNC’s existing businesses. PNC’s ability to integrate National City successfully may be adversely affected by the fact that this transaction will result in PNC entering several markets where PNC does not currently have any meaningful presence.

In addition to the planned National City transaction, we grow our business from time to time by acquiring other financial services companies. Acquisitions in general present us with risks, in addition to those presented by the nature of the business acquired, similar to some or all of those described above relating to the National City acquisition. Our recent acquisition of Sterling Financial Corporation (“Sterling”) presents regulatory and litigation risk, as a result of financial irregularities at Sterling’s commercial finance subsidiary, that may adversely impact our financial results.

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2008	2007	2008	2007
Interest Income
Loans	$1,024	$1,129	$3,145	$3,109
Securities available for sale	447	366	1,270	1,031
Other	103	132	355	356
Total interest income	1,574	1,627	4,770	4,496
Interest Expense
Deposits	340	531	1,152	1,531
Borrowed funds	234	335	787	843
Total interest expense	574	866	1,939	2,374
Net interest income	1,000	761	2,831	2,122
Noninterest Income
Fund servicing	233	208	695	620
Asset management	180	204	589	559
Consumer services	153	177	472	513
Corporate services	198	198	547	533
Service charges on deposits	97	89	271	258
Net securities losses	(74)	(2)	(34)	(4)
Other	(133)	116	143	477
Total noninterest income	654	990	2,683	2,956
Total revenue	1,654	1,751	5,514	5,078
Provision for credit losses	190	65	527	127
Noninterest Expense
Personnel	569	553	1,660	1,587
Occupancy	89	87	274	255
Equipment	91	77	267	227
Marketing	38	36	94	86
Other	355	346	1,004	928
Total noninterest expense	1,142	1,099	3,299	3,083
Income before income taxes	322	587	1,688	1,868
Income taxes	74	180	558	579
Net income	$248	$407	$1,130	$1,289
Earnings Per Common Share
Basic	$.72	$1.21	$3.30	$3.92
Diluted	$.71	$1.19	$3.24	$3.85
Average Common Shares Outstanding
Basic	345	337	343	329
Diluted	348	340	346	333

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	September 30 2008	December 31 2007
Assets
Cash and due from banks	$3,060	$3,567
Federal funds sold and resale agreements (includes $1,007 measured at fair value at September 30, 2008) (a)	1,826	2,729
Trading securities and other short-term investments	2,866	4,129
Loans held for sale (includes $1,465 measured at fair value at September 30, 2008) (a)	1,922	3,927
Securities available for sale	31,031	30,225
Loans, net of unearned income of $910 and $990	75,184	68,319
Allowance for loan and lease losses	(1,053)	(830)
Net loans	74,131	67,489
Goodwill	8,829	8,405
Other intangible assets	1,092	1,146
Equity investments	6,735	6,045
Other	14,118	11,258
Total assets	$145,610	$138,920
Liabilities
Deposits
Noninterest-bearing	$19,255	$19,440
Interest-bearing	65,729	63,256
Total deposits	84,984	82,696
Borrowed funds
Federal funds purchased	4,837	7,037
Repurchase agreements	2,611	2,737
Federal Home Loan Bank borrowings	10,466	7,065
Bank notes and senior debt (includes $6 measured at fair value at September 30, 2008) (a)	5,792	6,821
Subordinated debt	5,192	4,506
Other	3,241	2,765
Total borrowed funds	32,139	30,931
Allowance for unfunded loan commitments and letters of credit	127	134
Accrued expenses	2,650	4,330
Other	9,422	4,321
Total liabilities	129,322	122,412
Minority and noncontrolling interests in consolidated entities	2,070	1,654

Shareholders’ Equity
Preferred stock (b)
Common stock – $5 par value
Authorized 800 shares, issued 357 and 353 shares	1,787	1,764
Capital surplus	3,377	2,618
Retained earnings	11,959	11,497
Accumulated other comprehensive loss	(2,230)	(147)
Common stock held in treasury at cost: 9 and 12 shares	(675)	(878)
Total shareholders’ equity	14,218	14,854
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$145,610	$138,920

(a) Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.

(b) Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Nine months ended September 30
Unaudited	2008	2007
Operating Activities
Net income	$1,130	$1,289
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	527	127
Depreciation, amortization and accretion	250	238
Deferred income taxes (benefit)	(7)	81
Net securities losses	34	4
Loan related valuation adjustments	248	2
Net gains related to BlackRock LTIP shares adjustment	(69)	(1)
Undistributed earnings of BlackRock	(156)	(132)
Visa redemption gain	(95)
Reversal of legal contingency reserve established in connection with an acquisition due to a settlement	(61)
Excess tax benefits from share-based payment arrangements	(9)	(13)
Net change in
Trading securities and other short-term investments	1,288	(327)
Loans held for sale	272	(559)
Other assets	(2,510)	(263)
Accrued expenses and other liabilities	4,440	162
Other	122	179
Net cash provided by operating activities	5,404	787
Investing Activities
Repayment of securities	3,120	3,527
Sales
Securities	5,943	4,765
Visa shares	95
Loans	51	258
Purchases
Securities	(13,069)	(11,697)
Loans	(211)	(2,683)
Net change in
Federal funds sold and resale agreements	1,131	(786)
Loans	(3,720)	(1,359)
Net cash received from divestitures	377	55
Net cash received from (paid for) acquisitions	241	(2,170)
Purchases of corporate and bank-owned life insurance		(117)
Other	(574)	(908)
Net cash used by investing activities	(6,616)	(11,115)
Financing Activities
Net change in
Noninterest-bearing deposits	(264)	(460)
Interest-bearing deposits	(196)	132
Federal funds purchased	(2,200)	3,740
Repurchase agreements	(133)	(797)
Federal Home Loan Bank short-term borrowings	(1,650)	2,000
Other short-term borrowed funds	469	31
Sales/issuances
Federal Home Loan Bank long-term borrowings	5,050	2,750
Bank notes and senior debt	825	4,523
Subordinated debt	759	595
Other long-term borrowed funds	62	208
Perpetual trust securities	369	490
Preferred stock	492
Treasury stock	291	199
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(158)	(113)
Bank notes and senior debt	(1,859)	(590)
Subordinated debt	(140)	(887)
Other long-term borrowed funds	(149)	(217)
Excess tax benefits from share-based payment arrangements	9	13
Acquisition of treasury stock	(199)	(900)
Cash dividends paid	(673)	(594)
Net cash provided by financing activities	705	10,123
Net Decrease In Cash And Due From Banks	(507)	(205)
Cash and due from banks at beginning of period	3,567	3,523
Cash and due from banks at end of period	$3,060	$3,318
Cash Paid For
Interest	$1,940	$2,188
Income taxes	668	501
Non-cash Items
Issuance of common stock for acquisitions	312	3,783
Net increase in investment in BlackRock	180	91
Transfer from (to) loans held for sale to (from) loans, net	1,789	(204)
Impact of FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”	15	241

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

The third quarter of 2008 included a $45 million pretax charge to recognize additional other-than-temporary impairment on three available for sale security positions that should have been recorded in the second quarter of 2008. Management believes that the impact of this correction is not material to current or prior period consolidated financial statements. The Audit Committee of PNC’s Board of Directors, based on information reviewed by management with the Audit Committee, concurred with management’s conclusions.

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

SPECIAL PURPOSE ENTITIES

Special purpose entities (“SPEs”) are defined as legal entities structured for a particular purpose. We use special purpose entities in various legal forms to conduct normal business activities. We review the structure and activities of special purpose entities for possible consolidation under the guidance contained in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) and Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” as appropriate.

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

Interest income related to trading securities (both debt and equity) totaled $104 million for the first nine months of 2008 and $73 million for the first nine months of 2007. For the third quarter of 2008 and 2007, interest income related to trading securities totaled $28 million and $36 million, respectively. These amounts are included in other interest income on the Consolidated Income Statement.

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

We mark to market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (“LTIP”) programs. This obligation is classified as a free standing derivative as disclosed in Note 10 Financial Derivatives. As we transfer the shares for payouts under such LTIP programs, we recognize a gain or loss on those shares. The impact of those transactions is shown on a net basis on our Consolidated Income Statement in other noninterest income. Our obligation to transfer BlackRock shares related to the LTIP programs and the resulting accounting are described in more detail in our 2007 Form 10-K.

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

Certain loans are accounted for at fair value in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” with changes in the fair value reported in other noninterest income. The fair value of these loans was $68 million, or less than .5% of the total loan portfolio, at September 30, 2008.

In addition to originating loans, we also acquire loans through portfolio purchases or business acquisitions. For certain acquired loans that experienced a deterioration of credit quality prior to our acquisition, we follow the guidance contained in AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). Under SOP 03-3, the excess of the cash flows expected to be collected over the purchase price of the loan at acquisition is accreted into interest income over the remaining life of the loan. Any valuation allowance for these loans reflects only those losses incurred after acquisition. The carrying value of loans accounted for under SOP 03-3 at September 30, 2008 was $35 million, or less than .5% of the total loan portfolio.

We also provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using the interest method. Lease residual values are reviewed for other than temporary impairment on a quarterly basis. Gains or losses on the sale of leased assets are included in other noninterest income while valuation adjustments on lease residuals are included in other noninterest expense.

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

We originate, sell and service mortgage loans under the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. Under the provisions of the DUS program, we participate in a loss-sharing arrangement with FNMA. We participate in a similar program with the Federal Home Loan Mortgage Corporation (“FHLMC”). Refer to Note 15 Commitments And Guarantees for more information about our obligations related to sales of loans under these programs.

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

In determining the adequacy of the allowance for loan and lease losses, we make specific allocations to impaired loans, allocations to pools of watchlist and non-watchlist loans, and allocations to consumer and residential mortgage loans. We also allocate reserves to provide coverage for probable losses based upon current market conditions which may not be reflected in historical loss data. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses. Specific allocations are made to significant individual impaired loans and are determined in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” with impairment measured based on the present value of expected cash flows, observable market price of the loan or the fair value of collateral. We establish a pooled reserve on all other impaired loans based on their loss given default credit risk rating.

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

COMMERCIAL MORTGAGE SERVICING RIGHTS

We provide servicing under various commercial mortgage loan servicing contracts. These contracts are either purchased in the open market or retained as part of a commercial mortgage loan securitization or loan sale. As a result of the adoption of SFAS 156, all newly acquired servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future cash flows, including assumptions as to:

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

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation, continues to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in the first nine months of 2008 or 2007 due to a determination that a forecasted transaction was no longer probable of occurring.

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

We adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The FASB’s FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. See Note 6 Fair Value for additional information.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This guidance will be effective January 1, 2009 for PNC. The adoption is not expected to have a material effect on our results of operations or financial position.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts an Interpretation of FASB Statement No. 60.” This standard changes the current practice of accounting for financial guarantee insurance contracts by insurance companies including the recognition and measurement of premium revenue, claim liabilities and enhances related disclosure requirements. This guidance will be effective for interim and annual financial statements beginning in 2009. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS 128, “Earnings Per Share.” This guidance will be effective for disclosure beginning with our first quarter 2009 Form 10-Q with retrospective application required. We do not expect the adoption of this guidance to have a material effect on our earnings per share disclosures.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require additional disclosure about the payment/performance risk of a guarantee. This guidance will be effective December 31, 2008 and will require additional disclosures in our 2008 Form 10-K.

In September 2008, the FASB issued an Exposure Draft, “Proposed Statement, Amendments to FASB Interpretation No. 46(R).” This proposed Statement would amend FIN 46R and require ongoing assessments to determine:

1) whether an entity is a variable interest entity and,

2) whether an enterprise is the primary beneficiary of a variable interest entity. The primary beneficiary determination generally would be based on a qualitative analysis based on who has power over the activities of the entity and the rights to receive benefits or absorb losses. Enhanced disclosures would also be required. This proposed guidance would be effective for PNC beginning January 1, 2010.

In September 2008, the FASB issued an Exposure Draft, “Proposed Statement, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” This proposed Statement, a revision of a 2005 FASB Exposure Draft, would remove (1) the concept of a qualifying SPEs from FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities,” and (2) the exceptions from applying FIN 46R to qualifying SPEs. This proposed Statement would also revise and clarify the derecognition requirements for transfers of financial assets, establish conditions for transfer of a portion of a financial asset, and requiring the initial measurement of beneficial interests that are received as proceeds in connection with transfers of financial assets at fair value. This proposed guidance would be effective for PNC beginning January 1, 2010.

In September 2008, the FASB issued Proposed FSP FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.” This proposed FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and requires additional disclosures about involvement with variable interest entities. This guidance will be effective December 31, 2008 and will require additional disclosures in our 2008 Form 10-K.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This guidance was considered in determining the fair value of financial assets for PNC as of September 30, 2008.

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

See also Note 17 Subsequent Events regarding a planned acquisition.

NOTE 3 VARIABLE INTEREST ENTITIES

As discussed in our 2007 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs as of September 30, 2008 and December 31, 2007 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2007 Form 10-K. During the third quarter of 2008, we reassessed the structure of certain partnership interests in low income housing projects and determined that they should be classified as VIEs. As such we have revised the December 31, 2007 disclosures to reflect these changes.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
September 30, 2008	$1,303	$1,303
December 31, 2007	$1,108	$1,108

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
September 30, 2008
Market Street	$4,699	$4,791	$7,504	(a)
Collateralized debt obligations	38		4
Partnership interests in low income housing projects	325	199	284
Total	$5,062	$4,990	$7,792
December 31, 2007
Market Street	$5,304	$5,330	$9,019	(a)
Collateralized debt obligations	255	177	6
Partnership interests in low income housing projects	298	184	155
Total	$5,857	$5,691	$9,180
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $7.3 billion and other credit enhancements of $.2 billion at September 30, 2008. The comparable amounts were $8.8 billion and $.2 billion at December 31, 2007.

Market Street

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2007 and the first nine months of 2008, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $14 million and $3 million, respectively, for the nine months ended September 30, 2008. The comparable amounts were $9 million and $3 million for the nine months ended September 30, 2007.

The commercial paper obligations at September 30, 2008 and December 31, 2007 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $7.3 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement – for example, by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $1.7 billion of the liquidity facilities if the underlying assets are in default. See Note 15 Commitments And Guarantees for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 25% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013. PNC provides a liquidity facility for the remaining 75% of program-level enhancement. Ambac, a monoline insurer, provides a surety bond equal to 75% of the program level enhancement which will repay PNC in the event of a liquidity facility draw. The cash collateral account is subordinate to the liquidity facility and surety bond.

Market Street has entered into a Subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $7.0 million as of September 30, 2008. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

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

In February 2008, PNC Preferred Funding LLC (the “LLC”), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (“Trust III”) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the “LLC Preferred Securities”). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113%

Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the “Trust II Securities”) of PNC Preferred Funding Trust II (“Trust II”) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust I Securities”) of PNC Preferred Funding Trust I (“Trust I”) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This minority interest totaled approximately $1.3 billion at September 30, 2008.

Our 2007 Form 10-K includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The Trust III Securities include dividend restriction covenants similar to those described for Trust II Securities.

NOTE 4 SECURITIES

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
September 30, 2008

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$23,734	$91	$(2,653)	$21,172
Commercial mortgage-backed	5,952	1	(412)	5,541
Asset-backed	3,491		(564)	2,927
US Treasury and government agencies	32	1		33
State and municipal	810	1	(61)	750
Other debt	257		(38)	219
Total debt securities	34,276	94	(3,728)	30,642
Corporate stocks and other	389			389
Total securities available for sale	$34,665	$94	$(3,728)	$31,031
December 31, 2007

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$21,147	$118	$(313)	$20,952
Commercial mortgage-backed	5,227	53	(16)	5,264
Asset-backed	2,878	4	(112)	2,770
US Treasury and government agencies	151	4		155
State and municipal	340	1	(5)	336
Other debt	85		(1)	84
Total debt securities	29,828	180	(447)	29,561
Corporate stocks and other	662	2		664
Total securities available for sale	$30,490	$182	$(447)	$30,225

At September 30, 2008, securities available for sale included a net unrealized loss of $3.6 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2007 was a net unrealized loss of $265 million.

The fair value of securities available for sale is impacted by interest rates, credit spreads, and market volatility and illiquidity. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The following table presents unrealized loss and fair value of securities at September 30, 2008 and December 31, 2007 for which an other-than-temporary impairment has not been recognized. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2008

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$(1,131)	$9,046	$(1,522)	$4,821	$(2,653)	$13,867
Commercial mortgage-backed	(307)	4,336	(105)	1,132	(412)	5,468
Asset-backed	(139)	1,958	(425)	963	(564)	2,921
State and municipal	(61)	459		5	(61)	464
Other debt	(38)	198			(38)	198
Total	$(1,676)	$15,997	$(2,052)	$6,921	$(3,728)	$22,918
December 31, 2007

SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed	$(157)	$6,994	$(156)	$5,065	$(313)	$12,059
Commercial mortgage-backed	(3)	365	(13)	769	(16)	1,134
Asset-backed	(87)	1,519	(25)	655	(112)	2,174
State and municipal	(4)	79	(1)	82	(5)	161
Other debt	(1)	40		3	(1)	43
Total	$(252)	$8,997	$(195)	$6,574	$(447)	$15,571

Of the $3.7 billion of gross unrealized losses at September 30, 2008, $2.1 billion related to securities that had been in a loss position for 12 months or more. At December 31, 2007, the comparable amounts were $447 million and $195 million, respectively.

During the first nine months of 2008, unprecedented market volatility and relative illiquidity in certain asset sectors had an adverse impact on the valuation of certain of our securities available for sale. This occurred even as market interest rates (i.e., interest rate swap rates) declined at September 30, 2008 compared with December 31, 2007. Ongoing mortgage issues and general uncertainty in the broader US housing market have adversely affected market spreads underlying the valuation of certain security classes. Considering these factors and our assessment of the creditworthiness of the underlying securities, at September 30, 2008, we consider the substantial portion of the net unrealized loss of $3.6 billion to be temporary as we had the ability and intent at that date to hold these securities until recovery of fair value.

Residential Mortgage-Backed Securities

At September 30, 2008, $11.8 billion (fair value) of our residential mortgage-backed securities portfolio was invested in US government agency-backed securities. The remaining $9.4 billion (fair value) were private-issuer securities, which accounted for approximately $2.6 billion of unrealized losses as of September 30, 2008.

Ratings

Of the total private-issuer securities, $8.9 billion, or 95%, were rated “AAA” equivalent by at least two nationally recognized rating agencies, including two securities totaling $30 million that were collateralized by residential mortgage loans considered by us to be of higher risk credit quality (i.e., FICO score equal to or less than 660).

Of the remaining private-issuer securities portfolio, six securities totaling $212 million, or 2%, were rated “BBB” equivalent or lower.

Impairments

During the third quarter 2008, we recorded other-than-temporary impairment charges totaling $49 million related to two of these securities: one rated “BB” and one rated “B” equivalent. The fair value of these two securities was approximately $82 million as of September 30, 2008.

Commercial Mortgage-Backed Securities

Ratings

At September 30, 2008, the commercial mortgage-backed securities portfolio, $5.5 billion (fair value), accounted for approximately $412 million of unrealized losses. Of the total commercial mortgage-backed securities, 99% were rated “AAA” equivalent by at least two nationally recognized rating agencies. Of the remaining portfolio, three securities totaling $3 million, or less than 1%, were rated “BBB” equivalent.

Impairments

We recorded no other-than-temporary impairment charges on commercial mortgage-backed securities through September 30, 2008.

Asset-Backed Securities

Ratings

The asset-backed securities portfolio of $2.9 billion (fair value) accounted for approximately $564 million of unrealized losses at September 30, 2008.

Of this portfolio, $2.6 billion, or 87%, were rated “AAA” equivalent by at least two nationally recognized rating agencies. In the remaining portfolio, seven securities totaling $68 million, or 2%, were rated “BBB” equivalent or lower.

Impairments

During the third quarter 2008, we recorded other-than-temporary impairment charges totaling $7 million related to two securities collateralized by first-lien residential mortgage loans: one rated “CC” and one rated “D” equivalent. The fair value of these two securities was less than $5 million as of September 30, 2008.

Included in the asset-backed securities portfolio were $1.2 billion of private-issuer securities collateralized by fixed- and floating-rate first-lien residential mortgage loans. These securities accounted for $483 million of the $564 million of unrealized losses at September 30, 2008, and included 21 securities totaling $271 million collateralized by residential mortgage loans considered by us to be of higher risk credit quality (i.e., FICO score equal to or less than 660). Of these, 19 totaling $270 million were rated “AAA” equivalent as of September 30, 2008 with the remaining two rated either “AA” or “A” equivalent.

Corporate Stocks and Other

During the third quarter 2008, we recorded other-than-temporary impairment charges totaling $74 million related to our investment in preferred stock of FHLMC and FNMA. The fair value of these securities was approximately $6 million as of September 30, 2008.

Other-than-temporary impairment charges are reflected in net securities gains (losses) on our Consolidated Income Statement.

The expected weighted-average life of securities available for sale (excluding corporate stocks and other) was 4 years and 8 months at September 30, 2008 and 3 years and 6 months at December 31, 2007.

Information relating to securities sold follows:

Securities Sold (a)

Nine months ended September 30 In millions	Proceeds	Gross Gains	Gross Losses (a)	Net Gains (Losses)	Income Tax Expense (Benefit)
2008	$5,943	$121	$(155)	$(34)	$(12)
2007	4,765	12	(16)	(4)	(1)
(a)	Includes other-than-temporary impairment charges of $136 million for the first nine months of 2008.

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $20.6 billion at September 30, 2008 and $24.2 billion at December 31, 2007. The pledged securities include positions held in our portfolio of securities available for sale, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $1.7 billion at September 30, 2008 and $2.3 billion at December 31, 2007 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $645 million was repledged to others at September 30, 2008 and $1.5 billion was repledged to others at December 31, 2007.

NOTE 5 ASSET QUALITY

The following table sets forth nonperforming assets and related information:

Dollars in millions	September 30, 2008	December 31, 2007
Nonaccrual loans
Commercial	$313	$193
Commercial real estate	440	212
Consumer	25	17
Residential mortgage	60	27
Lease financing	3	3
Total nonaccrual loans	841	452
Restructured loans		2
Total nonperforming loans	841	454
Foreclosed and other assets
Residential mortgage (c)	19	10
Consumer	10	8
Commercial lending	5	23
Total foreclosed and other assets	34	41
Total nonperforming assets (a) (b) (c)	$875	$495
Nonperforming loans to total loans (c)	1.12%	.66%
Nonperforming assets to total loans and foreclosed assets (c)	1.16	.72
Nonperforming assets to total assets (c)	.60	.36
(a)	Excludes equity management assets that are carried at estimated fair value of $34 million at September 30, 2008 and $4 million at December 31, 2007.
(b)	Excludes loans held for sale carried at lower of cost or market value of $38 million at September 30, 2008 (amount includes troubled debt restructured assets of $7 million) and $25 million at December 31, 2007.
(c)	We have adjusted prior period amounts to be consistent with the current period methodology for recognizing nonaccrual residential mortgage loans serviced under master servicing arrangements.

Changes in the allowance for loan and lease losses were as follows:

In millions	2008	2007
Allowance at January 1	$830	$560
Charge-offs
Commercial	(192)	(96)
Commercial real estate	(95)	(4)
Consumer	(100)	(49)
Residential mortgage	(2)
Lease financing	(2)
Total charge-offs	(391)	(149)
Recoveries
Commercial	40	20
Commercial real estate	7	1
Consumer	11	11
Lease financing	1
Total recoveries	59	32
Net charge-offs
Commercial	(152)	(76)
Commercial real estate	(88)	(3)
Consumer	(89)	(38)
Residential mortgage	(2)
Lease financing	(1)
Total net charge-offs	(332)	(117)
Provision for credit losses	527	127
Acquired allowance (a)	20	137
Net change in allowance for unfunded loan commitments and letters of credit	8	10
Allowance at September 30	$1,053	$717
(a)	Sterling in 2008 and Mercantile in 2007.

Net interest income less the provision for credit losses was $2.304 billion for the first nine months of 2008 compared with $1.995 billion for the first nine months of 2007. Comparable amounts for the third quarter of 2008 and the third quarter 2007 were $810 million and $696 million, respectively.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2008	2007
Allowance at January 1	$134	$120
Acquired allowance (a)	1	17
Net change in allowance for unfunded loan commitments and letters of credit	(8)	(10)
Allowance at September 30	$127	$127
(a)	Sterling in 2008 and Mercantile in 2007.

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

Level 3

Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain commercial mortgage loans held for sale, private equity investments, certain available for sale securities, certain trading securities and certain financial derivative contracts. Nonrecurring items, primarily certain nonaccrual and other loans held for sale, are also included in this category.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below:

Fair Value Measurements – Summary

	September 30, 2008
In millions	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$7,321	$22,439	$1,271	$31,031
Financial derivatives (a)	27	2,387	68	2,482
Trading securities (b)	550	1,693	30	2,273
Commercial mortgage loans held for sale (c)			1,465	1,465
Customer resale agreements (d)		1,007		1,007
Equity investments			574	574
Other assets		204	6	210
Total assets	$7,898	$27,730	$3,414	$39,042

Liabilities
Financial derivatives (e)	$36	$1,891	$178	$2,105
Trading securities sold short (f)	522	257		779
Other liabilities		22		22
Total liabilities	$558	$2,170	$178	$2,906
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in trading securities and other short-term investments on the Consolidated Balance Sheet.
(c)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for certain commercial mortgage loans held for sale intended for CMBS securitization.
(d)	Included in federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for this item.
(e)	Included in other liabilities on the Consolidated Balance Sheet.
(f)	Included in other borrowed funds on the Consolidated Balance Sheet.

The tables below present a reconciliation for July 1, 2008 to September 30, 2008 and for January 1, 2008 to September 30, 2008, respectively, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

Reconciliation of Level 3 Fair Value Measurements

Three months ended September 30, 2008

Level 3 Instruments Only In millions	Securities available for sale (c)	Financial derivatives (c)	Trading securities (c)	Commercial mortgage loans held for sale (d)	Equity investments (c)	Other assets (c)	Total assets	Financial derivatives (c)	Total liabilities
June 30, 2008	$1,154	$85	$30	$1,604	$572	$8	$3,453	$154	$154
Total realized/unrealized gains or losses (a):
Included in earnings (b)		(27)	(4)	(63)	(27)	(2)	(123)	27	27
Included in other comprehensive income	(66)						(66)
Purchases, issuances, and settlements, net	(3)			(76)	29		(50)	(3)	(3)
Transfers into Level 3, net	186	10	4				200
September 30, 2008	$1,271	$68	$30	$1,465	$574	$6	$3,414	$178	$178
(a) Losses for assets are bracketed while losses for liabilities are not.
(b) Attributable to unrealized gains or losses related to assets or liabilities held at September 30, 2008:		$(19)	(4)	$(56)	$(30)	(2)	$(111)	$(23)	$(23)
(c) Carried at fair value prior to our adoption of SFAS 157. (d) We elected the fair value option under SFAS 159 for this item.

Reconciliation of Level 3 Fair Value Measurements

Nine months ended September 30, 2008

Level 3 Instruments Only In millions	Securities available for sale (c)	Financial derivatives (c)	Trading securities (c)	Commercial mortgage loans held for sale (d)	Equity investments (c)	Other assets (c)	Total assets	Financial derivatives (c)	Total liabilities
December 31, 2007	$285	$130		$2,018	$568	$4	$3,005	$326	$326
Impact of SFAS 157 and SFAS 159 adoption		2		2			4
Balance, January 1, 2008	285	132		2,020	568	4	3,009	326	326
Total realized/unrealized gains or losses (a):
Included in earnings (b)		(69)	(4)	(243)	(10)	(2)	(328)	(139)	(139)
Included in other comprehensive income	(125)						(125)
Purchases, issuances, and settlements, net	428	(5)		(312)	16	4	131	(9)	(9)
Transfers into Level 3, net	683	10	34				727
September 30, 2008	$1,271	$68	$30	$1,465	$574	$6	$3,414	$178	$178
(a) Losses for assets are bracketed while losses for liabilities are not.
(b) Attributable to unrealized gains or losses related to assets or liabilities held at September 30, 2008:		$(53)	(4)	$(212)	(30)	(2)	$(301)	$(68)	$(68)
(c) Carried at fair value prior to our adoption of SFAS 157. (d) We elected the fair value option under SFAS 159 for this item.

The after-tax adjustment to beginning retained earnings from the adoption of SFAS 157 and SFAS 159 related to Level 3 fair value measurements was approximately $1 million each.

Net losses (realized and unrealized) relating to Level 3 assets and liabilities for the first nine months of 2008 were $189 million and for the third quarter of 2008 were $150 million. These amounts include net unrealized losses of $233 million and $88 million, respectively. These amounts were included in other noninterest income in the Consolidated Income Statement.

For the first nine months of 2008, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $727 million, including $200 million during the third quarter. These primarily related to asset-backed securities, taxable auction rate securities, and residential mortgage-backed securities, and occurred due to reduced market activity for these instruments.

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

Fair Value Measurements – Nonrecurring	September 30, 2008	Total losses for three months ended September 30, 2008	Total losses for nine months ended September 30, 2008
In millions	Total Fair Value (a)
Assets
Nonaccrual loans	$115	$(9)	$(35)
Loans held for sale	132	(5)	(13)
Equity investment	44	(30)	(56)
Total assets	$291	$(44)	$(104)
(a)	All Level 3.

Fair Value Option

Commercial Mortgage Loans Held For Sale

Effective January 1, 2008, we elected to account for commercial mortgage loans classified as held for sale and intended for securitization at fair value under the provisions of SFAS 159. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. It also eliminates the requirements of hedge accounting under SFAS 133.

PNC has not elected the fair value option for the remainder of our loans held for sale portfolio as the amounts are not significant and hedge accounting is not used for these loans.

We determine the fair value of commercial mortgage loans held for sale by using a synthetic securitization methodology. Based on the significance of unobservable inputs, we classify this portfolio as Level 3. In light of the lack of securitization transactions in the market during the third quarter of 2008, valuations considered observable inputs based on whole loan sales, both observed in the market and actual sales from our portfolio during the quarter. Adjustments are made to the valuations to account for securitization uncertainties, including the composition of the portfolio, market conditions, and liquidity. Credit risk was included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace.

At September 30, 2008, commercial mortgage loans held for sale for which the fair value option had been elected had an aggregate fair value of $1.5 billion and an aggregate outstanding principal balance of $1.7 billion.

Interest income on these loans is recorded as earned and reported in the Consolidated Income Statement in the caption Interest Income – Other. Net losses resulting from changes in fair value of these loans of $243 million were recorded in other noninterest income for the first nine months of 2008, including $63 million during the third quarter of 2008. The impact on earnings of offsetting hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for the first nine months and third quarter of 2008 were not material. The changes in fair value of these loans were partially offset by changes in the fair value of the related financial derivatives that economically hedged these loans.

Customer Resale Agreements and Bank Notes

Also effective January 1, 2008, we elected to account for structured resale agreements and structured bank notes at fair value, which are economically hedged using free-standing financial derivatives.

The fair value for structured resale agreements and structured bank notes is determined using a model which includes observable market data as inputs. Changes in fair value due to instrument-specific credit risk for the first nine months and third quarter of 2008 were not material. At September 30, 2008, structured resale agreements with an aggregate fair value of $1.0 billion were included in federal funds sold and resale agreements on our Consolidated Balance Sheet. At September 30, 2008, structured bank notes with an aggregate fair value of $6 million were included in borrowed funds.

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

Fair Value Option – Changes in Fair Value

	Total gains (losses)
In millions	Three months ended September 30, 2008	Nine months ended September 30, 2008
Assets
Customer resale agreements (a)	$7	$4
Commercial mortgage loans held for sale (a)	(63)	(243)
(a)	The impact on earnings of offsetting hedges is not reflected in these amounts.

The following table provides fair values and aggregate unpaid principal balances of items for which we elected the fair value option.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value September 30, 2008	Aggregate Unpaid Principal Balance September 30, 2008	Difference
Assets
Customer resale agreements	$1,007	$980	$27
Commercial mortgage loans held for sale (a)	1,465	1,664	(199)
Liabilities
Bank notes	6	6
(a) Includes loans held for sale which are 90 days or more past due.	$11	$13	$(2)

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at that date becomes available. Revisions would likely result in subsequent adjustments to goodwill.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	September 30, 2008	December 31, 2007
Customer-related and other intangibles
Gross carrying amount	$723	$708
Accumulated amortization	(337)	(263)
Net carrying amount	$386	$445
Mortgage and other loan servicing rights
Gross carrying amount	$1,043	$1,001
Accumulated amortization (a)	(337)	(300)
Net carrying amount	$706	$701
Total	$1,092	$1,146
(a)	Amount for September 30, 2008 was reduced by $35 million related to a retirement.

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

A summary of the changes in goodwill by business segment for the nine months ended September 30, 2008 follows:

Goodwill

In millions	December 31, 2007	Additions/ Adjustments	September 30, 2008
Retail Banking	$5,628	$358	$5,986
Corporate & Institutional Banking	1,491	74	1,565
Global Investment Servicing	1,229	3	1,232
BlackRock	57	(11)	46
Total	$8,405	$424	$8,829

The changes in the carrying amount of goodwill and net other intangible assets for the nine months ended September 30, 2008 were as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2007	$8,405	$445	$701
Additions/adjustments:
Sterling acquisition	594	21	4
Hilliard Lyons divestiture	(141)
Other acquisitions	(18)		(3)
Mortgage and other loan servicing rights			76
BlackRock	(11)
Other		(6)
Amortization		(74)	(72)
Balance at September 30, 2008	$8,829	$386	$706

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We record goodwill when BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest.

Servicing revenue from both commercial and residential mortgage servicing assets and liabilities generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances, and ancillary fees totaling $147 million for the nine months ended September 30, 2008 and $142 million for the nine months ended September 30, 2007. Comparable amounts for the three months ended September 30, 2008 and September 30, 2007 totaled $52 million and $54 million, respectively. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for the first nine months of 2008 was $146 million. Amortization expense on existing intangible assets for the remainder of 2008 and for 2009 through 2013 is estimated to be as follows:

•	Remainder of 2008: $48 million,
•	2009: $173 million,
•	2010: $146 million,
•	2011: $138 million,
•	2012: $119 million, and
•	2013: $99 million.

NOTE 8 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

In February 2008, PNC Capital Trust E was formed and issued $450 million of 7.75% capital securities due March 15, 2068 that are redeemable on or after March 15, 2013 at par.

In April 2008, the following Sterling Trusts were added as part of the Sterling acquisition.

•

Sterling Financial Statutory Trust II, formed in June 2003, issued $36 million of capital securities due June 26, 2033 at a fixed rate of 5.55%. The fixed rate remained in effect until June 26, 2008 at which time the securities began paying a floating rate of 3-month LIBOR plus 310 basis points. The rate in effect at September 30, 2008 was 6.58%. Sterling Financial Statutory Trust II securities are redeemable on or after June 26, 2008 at par.

•

Sterling Financial Statutory Trust III, formed in December 2004, issued $15 million of capital securities due December 15, 2034 at a fixed rate of 6%. The fixed rate remains in effect until December 15, 2009 at which time the securities pay a floating rate of 3-month LIBOR plus 189 basis points. Sterling Financial Statutory Trust III securities are redeemable on or after December 15, 2009 at par.

•

Sterling Financial Statutory Trust IV, formed in February 2005, issued $15 million of capital securities due March 15, 2035 at a fixed rate of 6.19%. The fixed rate remains in effect until March 15, 2010 at which time the securities pay a floating rate of 3-month LIBOR plus 187 basis points. Sterling Financial Statutory Trust IV securities are redeemable on or after March 15, 2010 at par.

•

Sterling Financial Statutory Trust V, formed in March 2007, issued $21 million of capital securities due March 15, 2037 at a fixed rate of 7%. The fixed rate remained in effect until June 15, 2007 at which time the securities began paying a floating rate of 3-month LIBOR plus 165 basis points. The rate in effect at September 30, 2008 was 4.47%. Sterling Financial Statutory Trust V securities are redeemable on March 15, 2012 at par.

At September 30, 2008, our other capital securities of subsidiary trusts are as described in Note 12 Capital Securities of Subsidiary Trusts in our 2007 Form 10-K. All of these trusts, including PNC Capital Trust E and the Sterling Trusts described above, are wholly owned finance subsidiaries of PNC. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

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

The components of our net periodic pension and post-retirement benefit cost for the third quarter and first nine months of 2008 and 2007 were as follows:

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended September 30 In millions	2008	2007	2008	2007	2008	2007
Net periodic cost consists of:
Service cost	$11	$11	$1		$1	$1
Interest cost	21	21	2	$2	4	4
Expected return on plan assets	(40)	(40)
Amortization of prior service cost					(2)	(2)
Amortization of actuarial losses		1		1
Net periodic cost (benefit)	$(8)	$(7)	$3	$3	$3	$3

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Nine months ended September 30 In millions	2008	2007	2008	2007	2008	2007
Net periodic cost consists of:
Service cost	$33	$31	$1	$1	$2	$2
Interest cost	64	60	5	4	11	11
Expected return on plan assets	(120)	(115)
Amortization of prior service cost	(1)				(5)	(5)
Amortization of actuarial losses		2	1	2
Net periodic cost (benefit)	$(24)	$(22)	$7	$7	$8	$8

Stock-Based Compensation Plans

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of September 30, 2008, no stock appreciation rights were outstanding. The Incentive Plans are more fully described in Note 18 Stock-Based Compensation Plans of our 2007 Form 10-K.

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

Total compensation expense recognized related to stock options during the first nine months of 2008 and 2007 was $15 million and $19 million, respectively.

During the third quarter of 2008, we granted approximately one million options to certain senior executives. While these options generally contain the same terms and conditions as previous option grants, cliff vesting will occur on or after the third anniversary from the grant date if the market price of PNC stock exceeds the grant date price by 20% or more over a specified time period. These options were approved by the Personnel and Compensation Committee of the Board of Directors. The grant date fair value was $6.59 per option.

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

Option Pricing Assumptions

For purposes of computing stock option expense, we estimated the fair value of stock options primarily by using the Black-Scholes option-pricing model. Option modeling requires the use of numerous assumptions, many of which are very subjective.

We used the following assumptions in the option-pricing models to determine 2008 and 2007 stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Weighted average for the nine months ended September 30	2008	2007
Risk-free interest rate	3.1%	4.8%
Dividend yield	3.3%	3.4%
Volatility	18.5%	19.0%
Expected life	5.7 yrs.	4.4 yrs.

The following table summarizes stock option information as of and for the nine months ended September 30, 2008:

	Shares (thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2007	14,326	$62.15
Granted	3,297	60.35
Issued for Sterling acquisition	325	63.94
Exercised	(3,025)	55.08
Cancelled	(214)	56.10
Outstanding at Sept. 30, 2008	14,709	$63.33
Exercisable at Sept. 30, 2008	9,712	$62.99

The weighted-average grant-date fair value of options granted during the first nine months of 2008 and 2007 was $7.26 and $11.59 per option, respectively. To determine stock-based compensation expense under SFAS 123R, the grant-date fair value is applied to the options granted with a reduction made for estimated forfeitures.

During the first nine months of 2008 we issued approximately 2.9 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock for future stock option exercises.

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

We recognize compensation expense for incentive/performance unit share awards and restricted stock/unit awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to incentive/performance unit share awards and restricted stock/unit awards during the first nine months of 2008 was approximately $37 million compared with $32 million during the first nine months of 2007.

The following table summarizes nonvested incentive/performance unit share awards and restricted stock/unit awards as of and for the nine months ended September 30, 2008:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Units	Weighted- Average Grant Date Fair Value
Dec. 31, 2007	316	$66.28	1,869	$60.20
Granted	170	53.33	513	55.24
Vested			(635)	50.81
Forfeited			(20)	62.05
Sept. 30, 2008	486	$61.75	1,727	$62.16

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares and for estimated forfeitures on restricted stock/unit awards.

At September 30, 2008, there was $46 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than 5 years.

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

Cash Flow Hedging Strategies

We enter into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. We hedge our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years for hedges converting floating-rate commercial loans to fixed. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. We subsequently reclassify any unrealized gains or losses related to these swap contracts from accumulated other comprehensive income (loss) into interest income in the same period or periods during which the hedged forecasted transaction affects earnings. Ineffectiveness of the strategies, if any, is recognized immediately in earnings.

During the next twelve months, we expect to reclassify to earnings $126 million of pretax net gains, or $82 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive loss. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to September 30, 2008. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of September 30, 2008 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

Any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a net gain of $2 million for the first nine months of 2008 and a minimal net loss for the first nine months of 2007.

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

Interest rate lock commitments for, as well as commitments to buy or sell, mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on certain commercial mortgage interest rate lock commitments as well as commercial mortgage loans held for sale is economically hedged with total rate of return swaps, pay-fixed interest rate swaps, credit derivatives and forward sales agreements. These contracts mitigate the impact on earnings of exposure to a certain referenced rate. The fair value of loan commitments has been recorded pursuant to guidance in SAB 109.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At September 30, 2008, we held cash, which is included in other borrowed funds on our Consolidated Balance Sheet, US government securities and mortgage-backed securities with a total fair value of $260 million. We pledged cash, which is included in short-term investments on our Consolidated Balance Sheet, of $264 million under these agreements.

The total notional or contractual amounts, estimated net fair values and credit risk for derivatives at September 30, 2008 and December 31, 2007 follow:

	September 30, 2008			December 31, 2007
In millions	Notional/ Contract amount	Estimated net fair value	Credit risk (b)	Notional/ Contract amount	Estimated net fair value	Credit risk (b)
ACCOUNTING HEDGES
Fair value hedges	$7,650	$291	$291	$10,568	$190	$283
Cash flow hedges	5,933	193	205	7,856	325	325
Total	$13,583	$484	$496	$18,424	$515	$608
FREE-STANDING DERIVATIVES
Interest rate contracts	$136,766	$(98)	$1,214	$170,889	$4	$1,224
Equity contracts	1,090	(16)	73	1,824	(69)	144
Foreign exchange contracts	9,930	(2)	171	15,741	13	153
Credit derivatives	4,794	114	248	5,823	42	96
Options	25,566	31	269	64,448	87	496
Risk participation agreements	1,490			1,183
Commitments related to mortgage-related assets	2,642	(1)	11	3,190	10	15
Other (a)	763	(135)		642	(201)
Total	$183,041	$(107)	$1,986	$263,740	$(114)	$2,128
(a)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs and to certain customer-related derivatives.
(b)	Credit risk amounts reflect the replacement cost for contracts in a gain position in the event of nonperformance by all counterparties.

NOTE 11 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

	Three months ended September 30		Nine months ended September 30
In millions, except share and per share data	2008	2007	2008	2007
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income applicable to basic earnings per common share (a)	$248	$407	$1,130	$1,289
Basic weighted-average common shares outstanding (in thousands)	345,049	336,767	342,780	329,193
Basic earnings per common share	$.72	$1.21	$3.30	$3.92
(a) Preferred dividends declared were less than $.5 million for each period.

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (b) (c)
Net income	$248	$407	$1,130	$1,289
Less: BlackRock adjustment for common stock equivalents	2	2	8	6
Net income applicable to diluted earnings per common share	$246	$405	$1,122	$1,283
Basic weighted-average common shares outstanding (in thousands)	345,049	336,767	342,780	329,193
Conversion of preferred stock Series A and B	62	64	63	65
Conversion of preferred stock Series C and D	500	533	507	549
Conversion of debentures		2	1	2
Exercise of stock options	1,356	1,563	1,192	1,830
Incentive/performance unit share and restricted stock/unit awards	1,309	1,290	1,376	1,356
Diluted weighted-average common shares outstanding (in thousands)	348,276	340,219	345,919	332,995
Diluted earnings per common share	$.71	$1.19	$3.24	$3.85
(b) Excludes stock options considered to be anti-dilutive (in thousands)	5,129	5,041	6,092	4,436
(c) Excludes exchangeable senior notes considered to be anti-dilutive (in thousands)		7,779		7,779

NOTE 12 SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first nine months of 2008 follows. Our preferred stock outstanding as of September 30, 2008 totaled less than $.5 million and, therefore, is excluded from the table. See note (b) below regarding our May 2008 preferred stock issuance.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2007	341	$1,764	$2,618	$11,497	$(147)	$(878)	$14,854
Net effect of adopting EITF 06-4				(12)			(12)
Net effect of adopting SFAS 157 and SFAS 159				17			17
Balance at January 1, 2008	341	$1,764	$2,618	$11,502	$(147)	$(878)	$14,859
Net income				1,130			1,130
Other comprehensive income (loss), net of tax
Net unrealized securities losses					(2,129)		(2,129)
Net unrealized gains on cash flow hedge derivatives					16		16
Pension, other postretirement and postemployment benefit plan adjustments					54		54
Other (a)					(24)		(24)
Comprehensive income (loss)							(953)
Cash dividends declared
Common ($1.95 per share)				(673)			(673)
Common stock activity-acquisition	4	23	289				312
Treasury stock activity	3		(82)			203	121
Preferred stock issuance (b)			493				493
Tax benefit of stock option plans			10				10
Stock options granted			15				15
Effect of BlackRock equity transactions			28				28
Restricted stock/unit and incentive/performance unit share transactions			6				6
Balance at September 30, 2008	348	$1,787	$3,377	$11,959	$(2,230)	$(675)	$14,218

Comprehensive income for the nine months ended September 30, 2007 totaled $1.269 billion.

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Nine months ended September 30, 2008 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Increase in net unrealized losses on securities held at period end	$(3,334)	$1,228	$(2,106)
Less: Net gains realized in net income (c)	37	(14)	23
Change in net unrealized securities losses	(3,371)	1,242	(2,129)
Change in net unrealized gains on cash flow hedge derivatives:
Increase in net unrealized gains on cash flow hedge derivatives	41	(15)	26
Less: Net gains realized in net income	16	(6)	10
Change in net unrealized gains on cash flow hedge derivatives	25	(9)	16
Change in pension, other postretirement and postemployment benefit plan adjustments	85	(31)	54
Change in other (a)	(57)	33	(24)
Change in other comprehensive income (loss)	$(3,318)	$1,235	$(2,083)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	September 30, 2008		December 31, 2007
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(3,636)	$(2,296)	$(265)	$(167)
Net unrealized gains on cash flow hedge derivatives	302	191	277	175
Pension, other postretirement and postemployment benefit plan adjustments	(196)	(123)	(281)	(177)
Other, net (a)	(6)	(2)	51	22
Accumulated other comprehensive loss	$(3,536)	$(2,230)	$(218)	$(147)
(a)	Consists of foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income.
(b)	During May 2008, PNC issued 50,000 shares of Series K preferred stock, par value $1 per share and liquidation value $10,000 per share.
(c)	The pretax amount represents net unrealized losses at December 31, 2007 that were realized in 2008 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2008.

NOTE 13 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

As required by SEC Regulation S-X, summarized consolidated financial information of BlackRock follows (in millions):

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Total revenue	$1,313	$1,298	$4,000	$3,400
Total expenses	860	1,026	2,746	2,574
Operating income	453	272	1,254	826
Non-operating income (expense)	(139)	128	(161)	500
Income before income taxes and non-controlling interests	314	400	1,093	1,326
Income taxes	117	63	395	298
Non-controlling interests	(21)	82	(35)	355
Net income	$218	$255	$733	$673

NOTE 14 LEGAL PROCEEDINGS

The disclosure below updates the description of legal proceedings in Note 23 Legal Proceedings in Part II, Item 8 of our 2007 Form 10-K and in Note 14 Legal Proceedings in Part I, Item 1 of our first and second quarter 2008 Quarterly Reports on Form 10-Q. See also the last two paragraphs under the heading Planned Acquisition of National City in Note 17 Subsequent Events.

CBNV Mortgage Litigation

In August 2008, the United States District Court for the Western District of Pennsylvania entered an order providing final approval of the settlement agreement, previously given preliminary approval by the district court. Plaintiffs have appealed the order to the United States Court of Appeals for the Third Circuit.

Sterling Financial Corporation Matters

Other Civil Litigation Relating to EFI. We have reached agreements to settle claims brought or threatened by two other banks, with claims brought by three banks remaining pending. The amounts involved in the settlements were not significant to PNC.

BAE Derivative Litigation

In September 2008, the United States District Court for the District of Columbia granted the motions of all defendants to dismiss the plaintiff’s complaint. Plaintiff has appealed to the United States Court of Appeals for the District of Columbia Circuit.

Regulatory and Governmental Inquiries

In September 2008, we reached an agreement with the United States Department of Labor regarding issues it had identified relating to the fees collected by Mercantile Safe Deposit & Trust Company (now PNC Bank) as trustee of the AFL-CIO Building Investment Trust. The aggregate cost to us of resolution of these issues was not significant.

NOTE 15 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at September 30, 2008 included private equity investments of $238 million and other investments of $70 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit totaled $5.8 billion at September 30, 2008. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on September 30, 2008 had terms ranging from less than one year to 14 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $8.2 billion at September 30, 2008, of which $2.7 billion support remarketing programs.

Assets valued as of September 30, 2008 of approximately $.9 billion secured certain specifically identified standby letters of credit. Approximately $2.4 billion in recourse provisions from third parties was also available for this purpose as of September 30, 2008. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $85 million at September 30, 2008.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At September 30, 2008, the aggregate of our commitments under these facilities was $311 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At September 30, 2008, our total commitments under these facilities were $7.5 billion, of which $7.3 billion was related to Market Street.

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

In connection with the lending of securities facilitated by Global Investment Servicing as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At September 30, 2008, the total maximum potential exposure as a result of these indemnity obligations was $8.3 billion, although the collateral at the time exceeded that amount.

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

Visa’s IPO occurred in March 2008. Visa redeemed 2.2 million of our investment in Visa Class B common shares for cash out of the proceeds of the IPO. Accordingly, we recognized a pretax gain of $95 million during the first quarter of 2008 in other noninterest income in connection with this redemption. In addition, Visa set aside $3 billion of the IPO proceeds in an escrow account for the benefit of the US member financial institutions to fund the expenses of the litigation as well as the members’ proportionate share of any judgments or settlements that may arise out of the litigation. Therefore, we reduced our indemnification liability proportionately based upon the escrowed amount via a credit to noninterest expense of $43 million pretax during the first quarter of 2008. At September 30, 2008, our remaining recorded Visa indemnification liability totaled $39 million.

RECOURSE AGREEMENT WITH GOVERNMENT AGENCIES

We are authorized to originate, underwrite, close and service commercial mortgage loans and then sell them to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we assume up to one-third of the risk of loss on unpaid principal balances. At September 30, 2008, the maximum recourse liability was $3.9 billion. Accordingly, we maintain a reserve for such potential losses which approximates the fair value of this liability. At September 30, 2008, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.6 billion. The fair value of the guarantee, in the form of reserves for losses under these programs, totaled $48 million as of September 30, 2008 and is included in other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have an interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining the amounts of such losses. The serviced loans are not included on our Consolidated Balance Sheet.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At September 30, 2008, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $6 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $131 million at September 30, 2008. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $1.4 billion at September 30, 2008.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to 23 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements was approximately $818 million at September 30, 2008.

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

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to approximately 2.9 million consumer and small business customers within our primary geographic markets. Our customers are serviced through 1,142 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. Brokerage services are provided through PNC Investments, LLC.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with $1.259 trillion of assets under management at September 30, 2008. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services globally to institutional investors. At September 30, 2008, PNC’s ownership interest in BlackRock was approximately 33%.

Global Investment Servicing is a leading full service provider of processing, technology and business solutions for the global investment industry. Securities services include custody, securities lending, and accounting and administration for funds registered under the Investment Company Act of 1940 and alternative investments. Investor services include transfer agency, subaccounting, and distribution. Financial advisor services include managed accounts and information management. This business segment serviced $2.3 trillion in total assets and 73 million shareholder accounts as of September 30, 2008 both domestically and internationally from locations in Ireland, Poland and Luxembourg.

Results Of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	Global Investment Servicing	Other	Intercompany Eliminations	Consolidated
2008
INCOME STATEMENT
Net interest income (expense)	$491	$252		$(6)	$263		$1,000
Noninterest income	389	108	$73	243	(144)	$(15)	654
Total revenue	880	360	73	237	119	(15)	1,654
Provision for credit losses	156	31			3		190
Depreciation and amortization	34	6		19	35		94
Other noninterest expense	559	230		170	102	(13)	1,048
Earnings (loss) before income taxes	131	93	73	48	(21)	(2)	322
Income taxes (benefit)	52	21	17	16	(31)	(1)	74
Earnings (loss)	$79	$72	$56	$32	$10	$(1)	$248
Inter-segment revenue	$4	$4	$3	$6	$(3)	$(14)
AVERAGE ASSETS (a)	$46,944	$36,886	$4,529	$4,501	$54,832	$(4,693)	$142,999
2007
INCOME STATEMENT
Net interest income (expense)	$534	$200		$(7)	$34		$761
Noninterest income	395	184	$87	216	118	$(10)	990
Total revenue	929	384	87	209	152	(10)	1,751
Provision for credit losses	8	55			2		65
Depreciation and amortization	33	5		14	25		77
Other noninterest expense	497	206		145	193	(19)	1,022
Earnings (loss) before income taxes	391	118	87	50	(68)	9	587
Income taxes (benefit)	145	31	23	17	(39)	3	180
Earnings (loss)	$246	$87	$64	$33	$(29)	$6	$407
Inter-segment revenue	$5	$3	$4	$5	$(3)	$(14)
AVERAGE ASSETS (a)	$44,601	$29,430	$4,152	$2,171	$50,943	$(3,665)	$127,632

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	Global Investment Servicing	Other	Intercompany Eliminations	Consolidated
2008
INCOME STATEMENT
Net interest income (expense)	$1,482	$735		$(23)	$637		$2,831
Noninterest income	1,240	341	$244	725	167	$(34)	2,683
Total revenue	2,722	1,076	244	702	804	(34)	5,514
Provision for credit losses	350	152			25		527
Depreciation and amortization	101	18		55	98		272
Other noninterest expense	1,599	643		504	316	(35)	3,027
Earnings before income taxes	672	263	244	143	365	1	1,688
Income taxes	258	55	59	50	136		558
Earnings	$414	$208	$185	$93	$229	$1	$1,130
Inter-segment revenue	$13	$10	$11	$17	$(12)	$(39)
AVERAGE ASSETS (a)	$46,451	$35,993	$4,529	$4,501	$54,351	$(4,171)	$141,654
2007
INCOME STATEMENT
Net interest income (expense)	$1,516	$571		$(23)	$58		$2,122
Noninterest income	1,117	558	$227	640	441	$(27)	2,956
Total revenue	2,633	1,129	227	617	499	(27)	5,078
Provision for credit losses	68	56			3		127
Depreciation and amortization	88	16		43	72		219
Other noninterest expense	1,420	580		427	468	(31)	2,864
Earnings (loss) before income taxes	1,057	477	227	147	(44)	4	1,868
Income taxes (benefit)	392	136	55	51	(63)	8	579
Earnings (loss)	$665	$341	$172	$96	$19	$(4)	$1,289
Inter-segment revenue	$17	$7	$12	$12	$(13)	$(35)
AVERAGE ASSETS (a)	$40,999	$28,133	$4,152	$2,171	$47,833	$(3,756)	$119,532

(a)	Period-end balances for BlackRock and Global Investment Servicing.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis, the inclusion of third quarter 2007 and first nine months of 2007 BlackRock/MLIM transaction integration costs and third quarter 2008 and first nine months of 2008 Albridge Solutions and Coates Analytics integration costs in “Other” in the Item 2 presentation, and classification differences related to Global Investment Servicing. Global Investment Servicing income classified as net interest income (expense) in the preceding table represents the interest components of other nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section.

NOTE 17 SUBSEQUENT EVENTS

PLANNED ACQUISITION OF NATIONAL CITY

On October 24, 2008, we entered into a definitive agreement with National City Corporation (“National City”) for PNC to acquire National City for approximately $5.9 billion in cash and common stock. Consideration includes approximately $5.5 billion of PNC common stock (based on a five-day average share price including the announcement date), with a fixed exchange ratio of 0.0392 share of PNC common stock for each share of National City common stock, and $384 million of cash payable to certain warrant holders. The transaction is currently expected to close by December 31, 2008 and is subject to customary closing conditions, including the approval of regulators and the shareholders of both PNC and National City.

National City, headquartered in Cleveland, Ohio, is one of the nation’s largest commercial banking organizations based on assets. At September 30, 2008, National City had total assets of approximately $145 billion and total deposits of approximately $96 billion. National City operates through an extensive network in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri, Pennsylvania and Wisconsin and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Its primary businesses include commercial and retail banking, mortgage financing and servicing, consumer finance and asset management.

PNC is a defendant in numerous lawsuits, filed following announcement of the merger agreement as class actions on behalf of National City stockholders, that seek to enjoin the proposed acquisition of National City by PNC. These lawsuits are pending in the Delaware Chancery Court and the Cuyahoga County, Ohio, Court of Common Pleas. All of these lawsuits also name as defendants National City and its directors. An additional lawsuit, filed in the United States District Court for the Northern District of Ohio as a class action on behalf of National City stockholders, seeks an injunction against the proposed acquisition, but does not name PNC as a defendant. In addition, plaintiff in a previously-pending derivative litigation against the National City directors in the Cuyahoga County Court of Common Pleas has moved to lift the stay of that action and conduct expedited discovery in support of a proposed amended complaint that, among other things, seeks an injunction against the proposed transaction. PNC is not named as a defendant in this action.

The complaints in these cases allege that the National City directors breached their fiduciary duties to the stockholders of National City in connection with the proposed acquisition. All or some of the lawsuits allege that National City directors breached their fiduciary duties by, among other things, causing the company to enter into the proposed transaction at an allegedly inadequate and unfair price, engaging in self-dealing and acting with divided loyalties, and failing to disclose material information to the stockholders. PNC is alleged to have aided and abetted the individual defendants’ breaches of fiduciary duties. In addition to an injunction, all or some of the complaints seek, among other remedies, an accounting, imposition of a constructive trust, unspecified damages (including rescissory damages), rescission, costs of suit, and attorneys’ fees. With respect to one of the cases pending in the Delaware Chancery Court, the parties are engaged in expedited proceedings in connection with plaintiffs’ motion for a preliminary injunction, with a hearing on the preliminary injunction motion currently scheduled for December 15, 2008.

TARP CAPITAL PURCHASE PROGRAM

Also on October 24, 2008, PNC announced it will participate in the US Department of the Treasury’s TARP Capital Purchase Program. PNC plans to issue to the US Treasury $7.7 billion of preferred stock together with related warrants to purchase shares of common stock of PNC in accordance with the terms of the TARP Capital Purchase Program, subject to standard closing requirements. A portion of the $7.7 billion amount assumes the consummation of the acquisition of National City. Funds from this sale will count as Tier 1 capital and the warrants will qualify as tangible common equity. The US Treasury’s term sheet describing the TARP Capital Purchase Program and standard forms of agreement are available on the US Treasury’s website at http://www.ustreas.gov.

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	Nine months ended September 30
	2008			2007
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Securities available for sale
Residential mortgage-backed	$21,420	$878	5.47%	$18,682	$756	5.39%
Commercial mortgage-backed	5,747	232	5.38	3,723	156	5.60
Asset-backed	3,246	123	5.06	2,289	85	4.94
U.S. Treasury and government agencies	56	2	4.79	339	12	4.54
State and municipal	661	22	4.36	200	7	4.98
Other debt	187	8	5.52	46	3	8.46
Corporate stocks and other	430	11	3.35	370	14	4.91
Total securities available for sale	31,747	1,276	5.36	25,649	1,033	5.37
Loans, net of unearned income
Commercial	30,350	1,401	6.07	24,828	1,371	7.28
Commercial real estate	9,296	418	5.90	7,252	433	7.88
Lease financing	2,568	60	3.11	2,561	61	3.16
Consumer	20,149	855	5.67	17,572	867	6.59
Residential mortgage	9,158	410	5.97	8,213	365	5.93
Other	315	14	5.88	443	24	7.05
Total loans, net of unearned income	71,836	3,158	5.82	60,869	3,121	6.80
Loans held for sale	2,698	130	6.44	2,802	131	6.25
Federal funds sold and resale agreements	2,768	60	2.84	2,029	76	4.97
Other	4,382	174	5.30	3,567	155	5.83
Total interest-earning assets/interest income	113,431	4,798	5.61	94,916	4,516	6.32
Noninterest-earning assets:
Allowance for loan and lease losses	(922)			(671)
Cash and due from banks	2,844			2,994
Other	26,301			22,293
Total assets	$141,654			$119,532
Liabilities, Minority and Noncontrolling Interests, and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$27,012	433	2.13	$23,550	626	3.54
Demand	9,845	52.71		9,149	77	1.12
Savings	2,730	6.31		2,695	9.45
Retail certificates of deposit	16,600	461	3.71	16,612	580	4.67
Other time	4,298	109	3.34	2,178	85	5.18
Time deposits in foreign offices	5,093	91	2.35	3,994	154	5.08
Total interest-bearing deposits	65,578	1,152	2.34	58,178	1,531	3.51
Borrowed funds
Federal funds purchased	4,902	92	2.48	5,634	224	5.23
Repurchase agreements	2,744	51	2.43	2,306	81	4.61
Federal Home Loan Bank borrowings	9,167	236	3.38	763	27	4.71
Bank notes and senior debt	6,380	157	3.23	5,812	237	5.38
Subordinated debt	4,957	163	4.40	4,290	194	6.03
Other	3,620	88	3.19	2,342	80	4.51
Total borrowed funds	31,770	787	3.26	21,147	843	5.27
Total interest-bearing liabilities/interest expense	97,348	1,939	2.64	79,325	2,374	3.98
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity:
Demand and other noninterest-bearing deposits	17,935			17,290
Allowance for unfunded loan commitments and letters of credit	137			124
Accrued expenses and other liabilities	9,831			7,911
Minority and noncontrolling interests in consolidated entities	1,948			1,227
Shareholders’ equity	14,455			13,655
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$141,654			$119,532
Interest rate spread			2.97			2.34
Impact of noninterest-bearing sources			.37			.66
Net interest income/margin		$2,859	3.34%		$2,142	3.00%

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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2008			Second Quarter 2008			Third Quarter 2007
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$22,924	$313	5.46%	$20,813	$284	5.47%	$19,541	$266	5.44%
5,863	79	5.39	5,838	79	5.42	4,177	59	5.68
3,522	44	5.02	3,363	42	4.96	2,454	31	4.96
32		2.31	47	1	4.20	281	4	4.74
798	8	3.97	773	7	3.39	233	3	5.55
266	4	5.52	211	3	5.32	25		5.01
411	2	1.76	385	5	5.23	381	5	4.96
33,816	450	5.32	31,430	421	5.35	27,092	368	5.42

31,070	463	5.83	30,825	466	5.99	26,352	488	7.25
9,560	130	5.32	9,340	138	5.86	8,272	170	8.04
2,573	20	3.09	2,646	23	3.45	2,581	25	3.87
20,984	283	5.38	20,558	284	5.56	17,954	302	6.66
8,875	129	5.81	9,193	139	6.03	9,325	141	6.07
286	3	4.98	266	4	5.24	393	8	7.45
73,348	1,028	5.53	72,828	1,054	5.76	64,877	1,134	6.89
2,146	38	7.05	2,350	41	7.12	2,842	47	6.51
2,736	18	2.56	2,528	17	2.65	2,163	27	4.93
3,700	49	5.26	4,068	54	5.33	4,342	57	5.25
115,746	1,583	5.42	113,204	1,587	5.59	101,316	1,633	6.37

(1,012)			(900)			(708)
2,779			2,725			3,047
25,486			26,363			23,977
$142,999			$141,392			$127,632

$28,075	131	1.85	$27,543	135	1.95	$24,151	213	3.49
9,958	16.64		9,997	15.63		9,275	26	1.10
2,751	2.29		2,813	2.31		2,841	3.42
16,456	135	3.27	16,791	151	3.62	16,563	194	4.65
4,393	33	2.99	4,686	39	3.28	2,748	36	5.26
5,141	23	1.74	4,112	20	1.91	4,616	59	4.93
66,774	340	2.02	65,942	362	2.20	60,194	531	3.49

4,446	21	1.91	4,702	25	2.09	6,249	83	5.19
3,424	19	2.12	2,185	12	2.23	2,546	30	4.54
9,660	73	2.93	9,602	73	3.02	2,097	25	4.79
5,772	42	2.83	6,621	49	2.92	7,537	105	5.44
5,088	51	4.07	5,132	58	4.49	4,039	60	5.97
3,758	28	2.82	2,854	21	2.98	2,741	32	4.51
32,148	234	2.85	31,096	238	3.04	25,209	335	5.22
98,922	574	2.29	97,038	600	2.47	85,403	866	3.99

18,193			18,045			18,211
124			152			125
9,396			9,410			8,117
2,020			2,008			1,414
14,344			14,739			14,362
$142,999			$141,392			$127,632
		3.13			3.12			2.38
		.33			.35			.62
	$1,009	3.46%		$987	3.47%		$767	3.00%

Loan fees for the nine months ended September 30, 2008 and September 30, 2007 were $42 million and $28 million, respectively. Loan fees for the three months ended September 30, 2008, June 30, 2008, and September 30, 2007 were $17 million, $14 million, and $9 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2008 and September 30, 2007 were $28 million and $20 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended September 30, 2008, June 30, 2008, and September 30, 2007 were $9 million, $10 million, and $6 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 Legal Proceedings and the last two paragraphs under the heading Planned Acquisition of National City in Note 17 Subsequent Events in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which are incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2007 Form 10-K in response to Part I, Item 1A other than the changes previously reported in PNC’s first quarter 2008 Form 10-Q in response to Part II, Item 1A and the addition of the following risk factors:

A continuation of recent turmoil in the financial markets, particularly if economic conditions worsen more than expected, could have an adverse effect on our financial position or results of operations.

In recent periods, United States and global markets, as well as general economic conditions, have been disrupted and are volatile. This situation is continuing and, since the beginning of the third quarter of 2008, has worsened significantly. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in credit markets and issues relating to liquidity among financial institutions. Some financial institutions around the world have failed; others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (3) limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.

Our pending acquisition of National City presents substantial risks and uncertainties, which could limit our ability to realize the anticipated benefits from this transaction.

On October 24, 2008, we entered into a definitive agreement to acquire National City through a merger of National City into The PNC Financial Services Group, Inc. See Note 17 Subsequent Events included in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report for additional information. Closing of this merger is dependent on customary conditions, including regulatory and shareholder approvals. If we successfully complete this transaction, it presents the following risks to PNC, as well as those more generally described in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2008:

•	As of the date of this filing, we do not have required regulatory approvals for this transaction. It is possible that we will receive such approvals subject to conditions that affect the profitability of the acquired businesses to us, including as a result of the antitrust review of this acquisition.
•

Like PNC, National City is a large financial institution and has retail and other banking operations in numerous markets in which PNC has little or no experience. As a result, the integration-related risks are greater than in our recent acquisitions. In particular, successful integration may be hampered by cultural differences between the two organizations.

•

PNC and National City have operated and, until the completion of the merger, will continue to operate as separate independent entities. The integration process may result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources.

•

In recent periods, National City’s results have been impacted negatively by a significant amount of asset impairments. Our results following the acquisition will depend on our ability to dispose of or otherwise appropriately manage these assets.

•

National City’s recent financial performance and resulting stock price performance have led to several lawsuits and governmental investigations, and more may be commenced in the future. Upon its acquisition by PNC, we will bear the risks associated with lawsuits and governmental investigations, the extent and potential adverse impact of which cannot currently be predicted.

•

As a result of this acquisition, the amount of securities we are issuing to the United States Treasury is based on the combined risk-weighted assets of PNC and National City and is greater than the amount we would be able to issue if we did not acquire National City. The risks posed by this issuance are thus greater than they would have been if we did not acquire National City. See discussion below.

Our issuance of securities to the United States Treasury may limit our ability to return capital to our shareholders and is slightly dilutive to our common shares. If we are unable previously to redeem the shares, the dividend rate increases substantially after five years.

In connection with our sale of $7.7 billion of senior preferred stock to the Treasury, we will also be issuing the Treasury warrants to purchase approximately $1.1 billion of our common stock. The number of shares will be calculated based on the average market price of our stock for the 20 trading days preceding approval of our issuance (which will also be the exercise price of the warrants). The terms of the transaction with the Treasury will result in limitations on our ability to pay dividends and repurchase our shares. For three years after issuance or until Treasury no longer holds any preferred shares, we will not be able to increase our dividends above current levels ($.66 per common share on a quarterly basis) nor repurchase any of our shares without Treasury approval with limited exceptions, most significantly purchases in connection with benefit plans. Also, we will not be able to pay any dividends at all unless we are current on our dividend payments on the preferred shares. In addition, we anticipate issuing warrants to purchase approximately 17 million of our shares. These restrictions, as well as the slightly dilutive impact of the warrants, may have an adverse effect on the market price of our common stock.

Unless we are able to redeem the preferred stock during the first five years, the cost of this capital will increase substantially at that point, from 5% (almost $400 million annually) to 9% (almost $700 million annually). Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the third quarter of 2008 are included in the following table:

In thousands, except per share data

2008 period	Total shares purchased (a) (b)	Average price paid per share	Total shares purchased as part of publicly announced programs (c)	Maximum number of shares that may yet be purchased under the programs (c)
July 1 – July 31	589	$67.80		24,710
August 1 – August 31	395	$71.77		24,710
September 1 – September 30	663	$76.27		24,710

Total	1,647	$72.16
(a)	As indicated in the US Treasury’s term sheet describing the TARP Capital Purchase Program, there will be restrictions on dividends and common share repurchases associated with the preferred stock that we plan to issue to the US Treasury in accordance with that program. As is typical with cumulative preferred stock, dividend payments for this preferred stock must be current before dividends can be paid on junior shares, including our common stock, or junior shares can be repurchased or redeemed. Also, the US Treasury’s consent will be required for any increase in common dividends per share until the third anniversary of the preferred stock issuance as long as the US Treasury continues to hold any of the preferred stock. Further, during that same period, the US Treasury’s consent will be required, unless the preferred stock is no longer held by the US Treasury, for any share repurchases with limited exceptions, most significantly purchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice.
(b)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the third quarter of 2008.
(c)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

2.2 and 10.56	Agreement and Plan of Merger, dated as of October 24, 2008, by and between the Corporation and National City Corporation. Incorporated by reference to Exhibit 2.1 of PNC’s Current Report on Form 8-K dated October 24, 2008 filed October 30, 2008.

10.55	Form of Change of Control Employment Agreements. Incorporated by reference to Exhibit 99.1 of PNC’s Current Report on Form 8-K dated September 9, 2008, filed September 12, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 6, 2008 on its behalf by the undersigned thereunto duly authorized.

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

We provide information for investors in portions of our corporate website, such as the Investor Events and Financial Information areas that you can find under “About PNC – Investor Relations”. In this section, we will from time to time post information that we believe may be important or useful to investors.

We generally post the following shortly before or promptly following its first use or release: financially related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from such calls or events. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

You can also find the information described in the paragraphs below under Financial Information and Corporate Governance at PNC in the Investor Relations section of our website.

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

	High	Low	Close	Cash Dividends Declared
2008 Quarter
First	$71.20	$53.10	$65.57	$.63
Second	73.00	55.22	57.10	.66
Third	87.99	49.01	74.70	.66
Total				$1.95
2007 Quarter
First	$76.41	$68.60	$71.97	$.55
Second	76.15	70.31	71.58	.63
Third	75.99	64.00	68.10	.63
Fourth	74.56	63.54	65.65	.63
Total				$2.44

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

See Note (a) to Part II, Item 2. Unregistered Sales Of Equity Securities And Use of Proceeds in this Report regarding certain restrictions on dividends and share repurchases related to PNC’s participation in the US Treasury’s TARP Capital Purchase Program.

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