Form 10-K
period 2008-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2009-03-02
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Depositary Shares Each Representing 1/4000 Interest in a Share of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L, par value $1.00

New York Stock Exchange
12.000% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities (issued by National City Capital Trust I)	New York Stock Exchange
6.625% Trust Preferred Securities (issued by National City Capital Trust II)	New York Stock Exchange
6.625% Trust Preferred Securities (issued by National City Capital Trust III)	New York Stock Exchange
8.000% Trust Preferred Securities (issued by National City Capital Trust IV)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2008, determined using the per share closing price on that date on the New York Stock Exchange of $57.10, was approximately $19.7 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 17, 2009: 444,312,329

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2009 annual meeting of shareholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. (“PNC” or the “Corporation”) has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the “Report” or “Form 10-K”) also includes forward-looking statements. With respect to all such forward- looking statements, you should review our Risk Factors discussion in Item 1A and our Risk Management, Critical Accounting Policies and Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7 of this Report.

ITEM 1 – BUSINESS

BUSINESS OVERVIEW We are one of the largest diversified financial services companies in the United States and are headquartered in Pittsburgh, Pennsylvania. As described further below and elsewhere in this Report, on December 31, 2008, PNC acquired National City Corporation (“National City”), nearly doubling our assets to a total of $291 billion and expanding our total consolidated deposits to $193 billion.

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

Prior to the National City acquisition, PNC had businesses engaged in retail banking, corporate and institutional banking, asset management, and global investment servicing, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. PNC also provided certain investment servicing internationally.

National City’s primary businesses prior to its acquisition by PNC included commercial and retail banking, mortgage financing and servicing, consumer finance and asset management, operating through an extensive network in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri, Pennsylvania and Wisconsin. National City also conducted selected consumer lending businesses and other financial services on a nationwide basis.

ACQUISITION OF NATIONAL CITY CORPORATION

On December 31, 2008, we acquired National City for approximately $6.1 billion. The total consideration included approximately $5.6 billion of PNC common stock, $150 million of preferred stock, and cash paid to warrant holders by National City.

We completed the acquisition primarily by issuing approximately 95 million shares of PNC common stock. In accordance with purchase accounting methodologies, National City Bank’s balance sheet was adjusted to fair value at which time the bank was under-capitalized from a regulatory perspective. However, PNC’s Consolidated Balance Sheet remained well-capitalized and liquid.

Following the closing, PNC received $7.6 billion from the US Department of the Treasury under the Emergency Economic Stabilization Act of 2008 in exchange for the issuance of preferred stock and a warrant. These proceeds were used to enhance National City Bank’s regulatory capital position to well-capitalized in order to continue serving the credit and deposit needs of existing and new customers. On a consolidated basis, these proceeds resulted in further improvement to our capital and liquidity positions.

National City, based in Cleveland, Ohio, was one of the nation’s largest financial services companies. In connection with obtaining regulatory approvals for the acquisition, PNC has agreed to divest 61 of National City Bank’s branches in Western Pennsylvania with deposits of approximately $3.9 billion as of December 31, 2008. We expect to merge National City Bank into PNC Bank, National Association (“PNC Bank, N.A.”) in the fourth quarter of 2009.

Additional information regarding our acquisition of National City can be found in the following disclosures:

•	The Executive Summary portion of Item 7 of this Report,
•	Note 2 Acquisitions and Divestitures included in our Notes To Consolidated Financial Statements within Item 8 of this Report, and
•	Our Current Reports on Form 8-K filed October 24, 2008, October 30, 2008, December 23, 2008, and January 2, 2009.

OTHER ACQUISITION AND DIVESTITURE ACTIVITY

On April 4, 2008, we acquired Lancaster, Pennsylvania-based Sterling Financial Corporation for approximately 4.6 million shares of PNC common stock and $224 million in cash. Sterling was a banking and financial services company with approximately $3.2 billion in assets, $2.7 billion in deposits, and 65 branches in south-central Pennsylvania, northern Maryland and northern Delaware.

On March 31, 2008, we sold J.J.B. Hilliard, W.L. Lyons, LLC, a Louisville, Kentucky-based wholly-owned subsidiary of PNC and a full-service brokerage and financial services provider, to Houchens Industries, Inc. We recognized an after-tax gain of $23 million in the first quarter of 2008 in connection with this divestiture.

We include information on significant acquisitions and divestitures in Note 2 Acquisitions and Divestitures in the Notes To Consolidated Financial Statements in Item 8 of this Report and here by reference.

REVIEW OF LINES OF BUSINESS In addition to the following information relating to our lines of business, we incorporate information under the captions Line of Business Highlights, Product Revenue, and Business Segments Review in Item 7 of this Report here by reference. Also, we include financial and other information by business in Note 27 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

We have four major businesses engaged in providing banking, asset management and global fund processing products and services: Retail Banking; Corporate & Institutional Banking; BlackRock; and Global Investment Servicing. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented. The business segment results for 2008 and prior periods do not include the impact of National City, which we acquired on December 31, 2008.

RETAIL BANKING

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to over 6 million consumer and small business customers within our primary geographic markets. Our customers are serviced through 2,589 offices in our branch network as of December 31, 2008 (including National City branches), the call center and the internet. The branch network is located primarily in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Delaware, Ohio, Kentucky, Indiana, Illinois, Michigan, Missouri, Florida and Wisconsin.

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

CORPORATE & INSTITUTIONAL BANKING

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, and real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets with certain products and services offered nationally.

Corporate & Institutional Banking is focused on becoming a premier provider of financial services in each of the markets it serves. The value proposition to its customers is driven by providing a broad range of competitive and high quality products and services by a team fully committed to delivering the comprehensive resources of PNC to help each client succeed. Corporate & Institutional Banking’s primary goals are to achieve market share growth and enhanced returns by means of expansion and retention of customer relationships and prudent risk and expense management.

BLACKROCK

BlackRock is one of the largest publicly-traded investment management firms in the United States with $1.3 trillion of assets under management at December 31, 2008. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services globally to institutional investors.

At December 31, 2008, our equity ownership interest in BlackRock was approximately 33%. Our investment in BlackRock is a strategic asset of PNC and a key component of our diversified earnings stream. The ability of BlackRock to grow assets under management is the key driver of increases in its revenue, earnings and, ultimately, shareholder value. BlackRock’s strategies for growth in assets under management include a focus on achieving client investment performance objectives in a manner consistent with their risk preferences and delivering excellent client service. The business dedicates significant resources to attracting and retaining talented professionals and to the ongoing enhancement of its investment technology and operating capabilities to deliver on this strategy.

GLOBAL INVESTMENT SERVICING

Global Investment Servicing (formerly PFPC) is a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers, and financial advisors worldwide. Securities services include custody, securities lending, and accounting and administration for funds registered under the Investment Company Act of 1940 and alternative investments. Investor services include transfer agency, subaccounting, banking transaction services, and distribution. Financial advisor services include managed accounts and information management. This business segment serviced $2.0 trillion in total assets and 72 million shareholder accounts as of December 31, 2008, both domestically and internationally. International locations include Ireland, Poland and Luxembourg.

Global Investment Servicing focuses technological resources on driving efficiency through streamlining operations and developing flexible systems architecture and client-focused servicing solutions. Global Investment Servicing’s mission is to help enable its clients to expand their capabilities, maintain a technical edge, and maximize returns on their internal resources by growing revenue and staying ahead of competitors. During the past year, Global Investment Servicing expanded its capabilities to serve its clients in the full service subaccounting arena, integrated its recent acquisitions of Albridge Solutions and Coates Analytics, and opened a new servicing unit in Wroclaw, Poland.

BUSINESS SEGMENT CHANGES IN 2009

In addition to our existing business segments, PNC will have three additional business segments beginning in the first quarter of 2009: Residential Mortgage Banking; PNC Asset Management Group; and Distressed Assets Portfolio. These new business segments reflect the impact of our December 31, 2008 acquisition of National City and are more fully described in Note 28 Subsequent Event included in the Notes To Consolidated Financial Statements included under Item 8 of this Report.

SUBSIDIARIES Our corporate legal structure at December 31, 2008 consisted of three domestic subsidiary banks, including their subsidiaries, and approximately 79 active non-bank subsidiaries. PNC Bank, N.A., headquartered in Pittsburgh, Pennsylvania, and National City Bank, headquartered in Cleveland, Ohio, are our principal bank subsidiaries. Our other bank subsidiary is PNC Bank, Delaware. Our non-bank subsidiary, Global Investment Servicing, has obtained a banking license in Ireland and a branch in Luxembourg, which allow Global Investment Servicing to provide depositary services as part of its business. For additional information on our subsidiaries, see Exhibit 21 to this Report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	157
Analysis Of Year-To-Year Changes In Net Interest Income	156
Book Values Of Securities	33 and 108-110
Maturities And Weighted-Average Yield Of Securities	110
Loan Types	31, 104 and 158
Selected Loan Maturities And Interest Sensitivity	161
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	60-62, 105 and 158
Potential Problem Loans And Loans Held For Sale	35 and 60-62
Summary Of Loan Loss Experience	61-62 and 159
Assignment Of Allowance For Loan And Lease Losses	61-62 and 159
Average Amount And Average Rate Paid On Deposits	157
Time Deposits Of $100,000 Or More	121 and 161
Selected Consolidated Financial Data	21-22

SUPERVISION AND REGULATION

OVERVIEW

PNC is a bank holding company registered under the Bank Holding Company Act of 1956 as amended (“BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Act (“GLB Act”).

We are subject to numerous governmental regulations, some of which are highlighted below. You should also read Note 23 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, included here by reference, for additional information regarding our regulatory matters. Applicable laws and regulations restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, among other things. They also restrict our ability to repurchase stock or to receive dividends from bank subsidiaries and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

In addition, we are subject to comprehensive examination and supervision by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”), which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. An examination downgrade by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

We are also subject to regulation by the Securities and Exchange Commission (“SEC”) by virtue of our status as a public company and due to the nature of some of our businesses.

As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the continuation and growth of our businesses. The Federal Reserve, OCC, SEC, and other domestic and foreign regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets and deposits, or reconfigure existing operations.

Due to the current economic environment and issues facing the financial services industry, as well as the effect of the change from the Bush to the Obama administration, we anticipate new legislative and regulatory initiatives over the next several years, including many focused specifically on banking and other financial services in which we are engaged. These initiatives will be in addition to the actions already taken by Congress and the regulators, including the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”). Developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. The more detailed description of the significant regulations to which we are subject that follows is based on the current regulatory environment and is subject to potentially material change.

On February 10, 2009, the US Department of the Treasury announced a capital assistance program to ensure that banking institutions are appropriately capitalized, with high quality capital. A key component of the program is a one-time forward-looking supervisory assessment of the capital needs of the 19 largest bank holding companies (those such as PNC with risk-weighted assets of $100 billion or more) under a more challenging economic environment than currently projected.

To conduct the exercise, these bank holding companies will be asked to analyze their loans and securities portfolios, as well as off-balance sheet commitments and contingencies, to determine expected future losses under “base case” and “more adverse” economic scenarios. They will also be asked to forecast internal resources available to absorb losses, including pre-provision revenue and reserves.

Should the supervisory agencies determine based on the assessment that an additional capital buffer is warranted, bank holding companies will be given a six month period to raise the additional capital from private sources. Otherwise, bank holding companies that have undergone this forward-looking capital test will have access to the US Department of the Treasury capital in the form of mandatorily convertible preferred shares.

In light of the economic downturn and the actions taken by Congress, the US Department of the Treasury and other regulatory agencies to address the credit crisis, there is an increased focus by regulators on lending activities by banks and the relationship between those activities and governmental efforts to improve this situation. Also at least in part driven by the current economic and financial situation, there is an increased focus on fair lending and other issues related to the mortgage industry. Ongoing mortgage-related regulatory reforms include measures aimed at limiting mortgage foreclosures.

There has been a heightened focus recently on consumer protection issues generally, including those related to the protection of confidential customer information.

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

BANK REGULATION

As a bank holding company and a financial holding company, we are subject to supervision and regular inspection by the Federal Reserve. Our subsidiary banks and their subsidiaries are subject to supervision and examination by applicable federal and state banking agencies, principally the OCC with respect to PNC Bank, N.A. and National City Bank, and the Federal Reserve Bank of Cleveland and the Office of the State Bank Commissioner of Delaware with respect to PNC Bank, Delaware.

Because of PNC’s equity ownership interest in BlackRock, BlackRock is subject to the supervision and regulation of the Federal Reserve.

Parent Company Liquidity and Dividends.  The principal source of our liquidity at the parent company level is dividends from PNC Bank, N.A. and National City Bank. PNC Bank, N.A. and National City Bank are subject to various federal and state restrictions on their ability to pay dividends to PNC Bancorp, Inc., and PNC, respectively, the direct parents of the subsidiary banks. Our subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and non-bank affiliates as discussed in Note 23 Regulatory Matters included in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. Further information on bank level liquidity and parent company liquidity and on certain contractual restrictions is also available in the Liquidity Risk Management section and in the “Perpetual Trust Securities”, “PNC Capital Trust E Trust Preferred Securities”, and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements and VIEs section of Item 7 of this Report.

Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Also, there are restrictions on dividends associated with our December 31, 2008 issuance of preferred stock to the US Department of the Treasury under the TARP Capital Purchase Program, as discussed in Note 19 Shareholders’ Equity of the Notes To Consolidated Financial Statements under Item 8 of this Report.

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

As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are allowed to conduct new financial activities or acquire non-bank financial companies with after-the-fact notice to the Federal Reserve. In addition, our non-bank subsidiaries (and any financial subsidiaries of subsidiary banks) are now permitted to engage in certain activities that were not permitted for banks and bank holding companies prior to enactment of the GLB Act, and to engage on less restrictive terms in certain activities that were previously permitted. Among other activities, we currently rely on our status as a financial holding company to conduct mutual fund distribution activities, merchant banking activities, and securities underwriting and dealing activities.

In addition, the GLB Act permits national banks, such as PNC Bank, N.A. and National City Bank, to engage in expanded activities through the formation of a “financial subsidiary.” In order to qualify to establish or acquire a financial subsidiary, PNC Bank, N.A., National City Bank and PNC Bank, Delaware must be “well capitalized” and “well managed” and may not have a less than “satisfactory” Community Reinvestment Act (“CRA”) rating. A national bank that is one of the largest 50 insured banks in the United States, such as PNC Bank, N.A. and National City Bank, must also have issued debt (which, for this purpose, may include the uninsured portion of a national bank’s long-term certificates of deposit) with certain minimum ratings. PNC Bank, N.A. and National City Bank have filed financial subsidiary certifications with the OCC and currently engage in insurance agency activities through financial subsidiaries. PNC Bank, N.A. and National City Bank may also generally engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity. Certain activities, however, are impermissible for a financial subsidiary of a national bank, including insurance underwriting, insurance investments, real estate investment or development, and merchant banking.

Because of issues regarding the operations of National City Bank, PNC has entered into an agreement with the Federal Reserve, and PNC Bank, N.A. and National City Bank have entered into agreements with the OCC, pursuant to which we are providing a plan for National City Bank to address these issues. If PNC fails to satisfy the concerns of the regulators within six-months of the acquisition of National City Bank (that is, by June 30, 2009), and no extension of the time period is granted, the Federal Reserve would have broad authority to limit PNC’s activities, including a requirement that we conform existing non-banking activities to activities that were permissible prior to the enactment of the GLB Act. In addition, pursuant to the agreements with the OCC, the OCC could limit the activities of PNC Bank, N.A. and National City Bank if the concerns are not addressed satisfactorily by June 30, 2009, or within any additional time granted by the OCC. PNC Bank, N.A. and National City Bank could be required to conform the activities of their financial subsidiaries to activities in which a national bank could engage directly. The potential impact of these consequences for PNC and the two banks is primarily on the conduct of existing merchant banking, securities underwriting and dealing, and insurance activities that in part can be addressed through alternative means of conducting these activities and that in any event is not expected to be material to PNC’s consolidated business.

Other Federal Reserve and OCC Regulation.  The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its risk-weighted assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2008, each of our domestic subsidiary banks exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, we refer you to “Funding and Capital Sources” in the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 23 Regulatory Matters included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Laws and regulations limit the scope of our permitted activities and investments. In addition to the activities that would be permitted to be conducted by a financial subsidiary, national banks (such as PNC Bank, N.A. and National City Bank) and their operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking.

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

At December 31, 2008, PNC Bank, N.A., National City Bank, and PNC Bank, Delaware were rated “outstanding” with respect to CRA.

FDIC Insurance. All three of our domestic subsidiary banks are insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

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

Several of our subsidiaries are registered with the SEC as investment advisers and provide services both directly to clients and to PNC affiliates and related entities, including registered investment companies. Our investment advisor subsidiaries are subject to the requirements of the Investment Advisers Act of 1940, as amended, and the SEC’s regulations thereunder. The principal purpose of the regulations applicable to investment advisers is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of investment advisors. The regulations applicable to investment advisers cover all aspects of the investment advisory business, including limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients; record-keeping; operational, marketing and reporting requirements; disclosure requirements; limitations on principal transactions between an adviser or its affiliates and advisory clients; as well as general anti-fraud prohibitions. These investment advisory subsidiaries also may be subject to state securities laws and regulations.

In addition, our investment advisory subsidiaries that are investment advisors to registered investment companies and other managed accounts are subject to the requirements of the Investment Company Act of 1940, as amended, and the SEC’s regulations thereunder, including Allegiant Asset Management Company, a wholly-owned subsidiary of National City Bank and registered investment advisor that serves as the investment advisor for the Allegiant mutual funds. Global Investment Servicing is subject to regulation by the SEC as a service provider to registered investment companies.

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

Over the past several years, the SEC and other governmental agencies have been investigating the mutual fund and hedge fund industries, including Allegiant, Global Investment Servicing and other industry participants. The SEC has proposed various rules, and legislation has been introduced in Congress, intended to reform the regulation of these industries. The effect of regulatory reform has, and is likely to continue to, increase the extent of regulation of the mutual fund and hedge fund industries and impose additional compliance obligations and costs on our subsidiaries involved with those industries.

Under provisions of the federal securities laws applicable to broker-dealers, investment advisers and registered investment companies and their service providers, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, restitution, a limitation of permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets. In addition, expansion of activities of a broker-dealer generally requires approval of FINRA and regulators may take into account a variety of considerations in acting upon such applications, including internal controls, capital, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

Global Investment Servicing and BlackRock are also subject to regulation by appropriate authorities in the foreign jurisdictions in which they do business.

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

In making loans, our subsidiary banks compete with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders, and institutional investors including CLO managers, hedge funds, mutual fund complexes and private equity firms. Loan pricing, structure and credit standards are extremely important in the current environment as we seek to achieve risk-adjusted returns. Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars.

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

EMPLOYEES Period-end employees totaled 59,595 at December 31, 2008. This total includes 25,313 full-time and 2,908 part-time PNC legacy employees and 27,112 full-time and 4,262 part-time National City employees.

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

The SEC also maintains an internet website that contains reports, proxy and information statements, and other information about issuers, like us, who file electronically with the SEC. The address of that site is www.sec.gov. You can also inspect reports, proxy statements and other information about us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

We also make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. PNC’s corporate internet address is www.pnc.com and you can find this information at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, or by contacting Shareholder Relations at 800- 843-2206 or via e-mail at investor.relations@pnc.com for copies of exhibits.

We filed the certifications of our Chairman and Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to our Annual Report on Form 10-K for 2007 with the SEC as exhibits to that report and have filed the CEO and CFO certifications required by Section 302 of that Act with respect to this Form 10-K as exhibits to this Report.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PNC.” Our Chairman and Chief Executive Officer submitted the required annual CEO Certification regarding the NYSE’s corporate governance listing standards (a Section 12(a) CEO Certification) to the NYSE within 30 days after our 2008 annual shareholders meeting.

INTERNET INFORMATION

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors in portions of our corporate website, such as the Investor Events and Financial Information areas that you can find under “About PNC – Investor Relations”. In this section, we will from time to time post information that we believe may be important or useful to investors. We generally post the following shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from such calls or events. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information. You can also find the SEC reports and corporate governance information described in the section above in the Investor Relations section of our website.

Where we have included web addresses in this Report, such as our web address and web addresses of the SEC and of BlackRock, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

ITEM 1A – RISK FACTORS

We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. Indeed, as a financial services organization, certain elements of risk are inherent in every one of our transactions and are present in every business decision we make. Thus, we encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks.

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

Risk management is an important part of our business model. The success of our business is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can balance appropriately revenue generation and profitability with these inherent risks. Our shareholders have been well served by our focus on maintaining a moderate risk profile. With an economy in severe recession and our recent acquisition of National City, our Consolidated Balance Sheet at December 31, 2008 did not reflect that desired risk profile. However, we remain committed to a moderate risk profile and we are working hard to bring our risk issues back into alignment. We discuss our principal risk management processes and, in appropriate places, related historical performance in the Risk Management section included in Item 7 of this Report.

The following are the key risk factors that affect us. These risk factors and other risks are also discussed further in other parts of this Report.

Risks related to current economic conditions

The continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets, would likely have an adverse effect on our business, financial position and results of operations.

The economy in the United States and globally is currently in the midst of a severe recession. This economic situation has been accompanied by disruption and turmoil in financial markets around the world. Throughout much of the United States, the past two years have seen dramatic declines in the housing market, with falling home prices and increasing foreclosures. The deepening recession has led to increased unemployment and underemployment. Businesses across many industries are showing reduced earnings or in some cases losses, with reduced investments in growth.

For the financial services industry, this overall environment has resulted in significant write-downs of asset values, initially of mortgage-backed securities but spreading to other derivative and cash securities. Affected institutions include commercial and investment banks as well as government-sponsored entities. The impact of this situation has led to distress in credit markets, reduced liquidity for many types of securities, and concerns regarding the financial strength and adequacy of the capitalization of financial institutions. Some financial institutions around the world have failed, some have needed significant additional capital, and others have been forced to seek acquisition partners.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, as well as concern about their own capital and liquidity positions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has exacerbated the state of economic distress and hampered efforts to bring about an economic recovery and restore stability to financial markets.

The United States and other governments have taken unprecedented steps to try to stabilize the financial system, including making significant investments in financial institutions and guaranteeing or otherwise supporting troubled assets held by financial institutions. The new Obama administration and the U.S. Congress are actively seeking ways of providing economic stimulus and financial market stability, including the recent enactment of the Recovery Act.

These economic conditions have had an adverse effect on our business and financial performance. We do not expect that the weakened economy or difficult conditions in the financial markets are likely to improve meaningfully in the near future, and we expect those conditions to have an ongoing negative impact on us. A worsening or prolonged continuation of these conditions would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial institutions industry.

In particular, we may face the following risks in connection with the current economic and market environment:

•

Proposals to permit bankruptcy courts to adjust the terms of home mortgage obligations of people in proceedings before them may adversely impact the value of mortgages and mortgage-backed securities held by us, including, in the case of securities, by affecting the protections offered by subordination provisions.

•

We expect to face increased regulation of our industry, including as a result of the EESA, the Recovery Act and other current or future initiatives to provide economic stimulus, financial market stability and enhanced regulation of financial services companies. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on PNC’s stock price and resulting market valuation.

•

Market developments may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including the review of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation, which may, in turn, impact the reliability of the process.

•

We could suffer decreases in customer desire to do business with us, whether as a result of a decreased demand for loans or other financial products and services or decreased deposits or other investments in accounts with PNC.

•

Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions. Governmental support provided to financial institutions could alter the competitive landscape.

•

Increased regulation of compensation at financial services companies as part of government efforts to reform the industry may hinder our ability to attract and retain well-qualified individuals in key positions.

•

We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Some of these risks are discussed in more detail below.

The continuation of current recessionary conditions would likely adversely affect our lending businesses and the value of the loans and debt securities we hold.

Given the high percentage of our assets represented, directly or indirectly, by loans and the importance of lending to our overall business, continued recessionary conditions are likely to have a negative impact on our business, our ability to serve our customers and our results of operations. Such conditions are likely to lead to increases in the number of borrowers who become delinquent or default or otherwise demonstrate a decreased ability to meet their obligations under their loans. This would result in higher levels of non-performing loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale. The value to us of other assets such as investment securities, most of which are debt securities or represent securitizations of loans, similarly would be negatively impacted by widespread decreases in credit quality resulting from a weak economy.

Our regional concentration makes us particularly at risk for economic conditions in our primary retail banking footprint.

Although many of our businesses are national and some are international in scope, our retail banking business is concentrated within our retail branch network footprint (for the past several years, Delaware, Indiana, Kentucky, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and Washington, D.C., and, with our recent acquisition of National City, now including Florida, Illinois, Michigan, Missouri and Wisconsin). Thus, we are particularly vulnerable to adverse changes in economic conditions in these states or the Mid-Atlantic and Midwest regions more generally.

Our business and performance are vulnerable to the impact of continued volatility in debt and equity markets.

As most of our assets and liabilities are financial in nature, we tend to be particularly sensitive to the performance of the financial markets. Starting in the middle of 2007, there has been significant turmoil and volatility in worldwide financial markets, which is, at present, ongoing. This turmoil and volatility are a contributory factor to overall economic conditions, leading to some of the risks discussed above, including impairing the ability of borrowers and other counterparties to meet obligations to us. Financial market volatility also can have some of the following adverse effects on PNC and our business and financial performance:

•	It can affect the value or liquidity of our on-balance sheet and off-balance sheet financial instruments.
•	It can affect the value of servicing rights that we acquire and carry at fair value, such as the residential mortgage servicing rights acquired in the National City transaction.
•

It can affect, to the extent we access capital markets to raise funds to support our business and overall liquidity position, the cost of such funds or our ability to raise such funds. The inability to access capital markets at a desirable cost could affect our liquidity or results of operations.

•

It can affect the value of the assets that we manage or otherwise administer for others or the assets for which we provide processing and information services. Although we are not directly impacted by changes in the value of assets that we manage or administer for others or for which we provide processing and information services, decreases in the value of those assets would affect our fee income relating to those assets and could result in decreased demand for our services.

•	It can affect the required funding of our pension obligations to the extent that the value of the assets supporting those obligations drops below minimum levels.
•	In general, it can impact the nature, profitability or risk profile of the financial transactions in which we engage.

Volatility in the markets for real estate and other assets commonly securing financial products has been and is likely to continue to be a significant contributor to overall volatility in financial markets.

Our business and financial performance is impacted significantly by market interest rates and movements in those rates. The monetary, tax and other policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which we have no control and which we may not be able to predict adequately.

As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our business, our profitability and the value of our financial assets and liabilities. For example:

•	Movements in interest rates affect mortgage prepayment speeds and could result in impairments of mortgage servicing assets.
•

Changes in interest rates or interest rate spreads can affect the difference between the interest that we earn on assets and the interest that we pay on liabilities, which impacts our overall net interest income.

•	Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate debt instruments.
•	Such changes may decrease the demand for interest-rate based products and services, including loans and deposit accounts.
•	Such changes can also affect our ability to hedge various forms of market and interest rate risk and may decrease the profitability or increase the risk associated with such hedges.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking companies such as PNC. An important function of the Federal Reserve is to regulate the national supply of bank credit and market interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits and can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Both due to the impact on rates and by controlling access to direct funding from the Federal Reserve Banks, the Federal Reserve’s policies also influence, to a significant extent, our cost of funding. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on our activities and results of operations.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There can be no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

Actions taken by the federal government to stabilize the U.S. financial system and provide economic stimulus may not succeed.

Given the recent financial market turmoil, particularly in the last several months, the federal government has taken numerous steps to stabilize the US financial system, both through legislative and regulatory action. The steps include passage of EESA and actions taken by the US Department of the Treasury thereafter to implement EESA, as well as the recent enactment of the Recovery Act. Legislative and regulatory initiatives to provide economic stimulus, financial market stability and financial market regulatory reform have been proposed or are pending (including some that have modified or would modify EESA), and more are anticipated going forward. What steps the government will take, the manner in which they will be implemented and the actual impact they will have on the economy and financial markets are uncertain. The failure of these governmental actions to help stabilize the financial markets and the U.S. economy, and the potential impact of compliance with government regulations undertaken in connection with such actions on our costs and our ability to pursue business opportunities, could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

Risks resulting from recent transactions

Our acquisition of National City presents substantial risks and uncertainties, which could limit our ability to realize the anticipated benefits from this transaction.

On December 31, 2008, we acquired National City through a merger in which PNC continued as the surviving entity. We provide additional information about this acquisition in Note 2 Acquisitions and Divestitures included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

This acquisition presents the following risks to PNC:

•

Like PNC, National City was a large financial institution and has retail and other banking operations in numerous markets in which PNC had little or no experience. National City also had major operations in areas in which PNC did not have a significant presence, including residential mortgage lending, residential mortgage servicing, credit card lending and equipment leasing. As a result of these factors, there are significant integration-related risks, which are greater than in other recent acquisitions by PNC.

•

Prior to completion of the merger, PNC and National City operated as separate independent entities. The integration process may result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. Successful integration may also be hampered by cultural differences between the two organizations. Further, PNC agreed, in connection with obtaining regulatory approvals for the National City acquisition, to divest 61 of National City Bank’s branches in Western Pennsylvania and this process is also underway.

•

In recent periods, National City’s results had been impacted negatively by a significant amount of asset impairments. Our results following the acquisition will depend on our ability to manage these assets, which require special servicing and management oversight, including disposition if appropriate. As the integration process develops, we may identify other issues with respect to National City’s asset valuation or accounting procedures that may lead to further impairments or write-downs.

•

National City’s pre-acquisition financial performance and resulting stock price performance and other pre-acquisition activities have led to several lawsuits and governmental investigations, and more may be commenced in the future. As a result of this acquisition, we now bear the risks associated with lawsuits and governmental investigations relating to National City, the full extent of the potential adverse impact of which cannot currently be predicted with reasonable certainty. See Note 24 Legal Proceedings in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Our issuance of securities to the US Department of the Treasury may limit our ability to return capital to our shareholders and is dilutive to our common shares. Also, the dividend rate increases substantially after five years if we are unable to redeem the shares by that time.

In connection with our sale of $7.6 billion of senior preferred stock to the US Department of the Treasury on December 31, 2008, we also issued the US Department of the Treasury a warrant to purchase approximately 17 million shares of our common stock at $67.33 per share. The terms of the transaction with the Department of the Treasury result in limitations on our ability to pay dividends and repurchase our shares. For three years after issuance or until the Department of the Treasury no longer holds any preferred shares, we will not be able to increase our dividends above the most recent level prior to October 14, 2008 ($.66 per common share on a quarterly basis) nor repurchase any of our shares without the Department of the Treasury’s approval with limited exceptions, most significantly purchases in connection with benefit plans. Also, we will not be able to pay any dividends at all unless we are current on our dividend payments on the preferred shares. These restrictions, as well as the dilutive impact of the warrant, may have an adverse effect on the market price of our common stock.

Unless we are able to redeem the preferred stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% (almost $400 million annually) to 9% (almost $700 million annually). Depending on market conditions and our financial performance at the time, this increase in dividends could significantly impact our capital and liquidity.

The US Department of the Treasury has the unilateral ability to change some of the restrictions imposed on us by virtue of our sale of securities to it.

Our agreement with the US Department of the Treasury under which it purchased our securities imposes restrictions on our conduct of our business, including restrictions related to our payment of dividends and repurchase of our stock and related to our executive compensation and governance. The US Department of the Treasury has the right under this agreement to unilaterally amend it to the extent required to comply with any future changes in federal statutes. The Recovery Act amended provisions of EESA relating to compensation and governance as they affect companies such as PNC that have sold securities to the US Department of the Treasury. In some cases, these amendments require action by the US Department of the Treasury to implement them. These amendments could have an adverse impact on the conduct of our business, as could additional amendments in the future that impose further requirements or amend existing requirements.

Risks related to the ordinary course of PNC’s business

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

We are subject to intense competition from various financial institutions as well as from non-bank entities that engage in similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in Item 1 of this Report under “Competition.”

In all, the principal bases for competition are pricing (including the interest rates charged on loans or paid on interest-bearing deposits), product structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is important not only with respect to delivery of financial services but also in processing information. Each of our businesses consistently must make significant technological investments to remain competitive.

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

Acquisitions of other financial services companies in general present risks to PNC in addition to those presented by the nature of the business acquired. We describe some of the integration risks presented by our recent acquisition of National City above. Many of these risks are common to some extent in acquisition transactions.

In general, acquisitions may be substantially more expensive to complete (including as a result of costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues relating to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs or regulatory limitations arising as a result of those issues.

The performance of our asset management businesses may be adversely affected by the relative performance of our products compared with alternative investments as well as by overall economic and market conditions.

Asset management revenue is primarily based on a percentage of the value of assets under management and, in some cases, performance fees, in most cases expressed as a percentage of the returns realized on assets under management, and thus is impacted by general changes in capital markets valuations as well as by customer preferences and needs. In addition, investment performance is an important factor influencing the level of assets under management. Poor investment performance could impair revenue and growth as existing clients might withdraw funds in favor of better performing products. Also, performance fees could be lower or nonexistent. Additionally, the ability to attract funds from existing and new clients might diminish. Overall economic conditions may limit the amount that customers are able or willing to invest.

The failure or negative performance of products of other financial institutions could lead to a loss of confidence in similar products offered by us without regard to the performance of our products. Such a negative contagion could lead to withdrawals, redemptions and liquidity issues in such products and have a material adverse impact on our assets under management and asset management revenues and earnings.

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

PNC is a bank and financial holding company and is subject to numerous governmental regulations involving both its business and organization. PNC services its obligations primarily with dividends and advances that it receives from its subsidiaries.

Our businesses are subject to regulation by multiple bank regulatory bodies as well as multiple securities industry regulators. Applicable laws and regulations restrict our ability to repurchase stock or to receive dividends from subsidiaries that operate in the banking and securities business and impose capital adequacy requirements. They also restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, and for the protection of customer information, among other things. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions as well as damage to our reputation and businesses.

In addition, we are subject to comprehensive examination and supervision by banking and other regulatory bodies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, growth, and profitability of our businesses.

Due to the current economic environment and issues facing the financial services industry, as well as the effect of the change from the Bush to the Obama administration, we anticipate new legislative and regulatory initiatives over the next several years, including many focused specifically on banking and other financial services in which we are engaged. These initiatives will be in addition to the actions already taken by Congress and the regulators, including EESA and the Recovery Act. Developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. This impact could include rules and regulations that affect the nature and profitability of our business activities, how we use our capital, how we compensate and incent our employees and other matters potentially having a negative effect on our overall business results and prospects.

Under the regulations of the Federal Reserve, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of this regulatory policy, the Federal Reserve might require PNC to commit resources to its subsidiary banks when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

Our ability to pay dividends to shareholders is largely dependent on dividends from our operating subsidiaries, principally our banking subsidiaries. Banks are subject to regulation on the amount and circumstances of dividends they can pay to their holding companies. At present, National City Bank does not have any ability to pay dividends, so we are primarily relying on PNC Bank, N.A.’s dividend capacity to support our external dividends.

We discuss these and other regulatory issues applicable to PNC in the Supervision and Regulation section included in Item 1 of this Report and in Note 23 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report and here by reference.

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

We must comply with generally accepted accounting principles established by the Financial Accounting Standards Board, accounting, disclosure and other rules set forth by the SEC, income tax and other regulations established by the US Department of the Treasury, and revenue rulings and other guidance issued by the Internal Revenue Service, which affect our financial condition and results of operations.

Changes in accounting standards, or interpretations of those standards, can impact our revenue recognition and expense policies and affect our estimation methods used to prepare the consolidated financial statements. Changes in income tax regulations, revenue rulings, revenue procedures, and other guidance can impact our tax liability and alter the timing of cash flows associated with tax deductions and payments. New guidance often dictates how changes to standards and regulations are to be presented in our consolidated financial statements, as either an adjustment to beginning retained earnings for the period or as income or expense in current period earnings. In some cases, changes may be applied to previously reported disclosures.

The determination of the amount of loss allowances and impairments taken on our assets is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of loss allowances and asset impairments varies by asset type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

Our asset valuation may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.

We must use estimates, assumptions, and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flows and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branch and other facilities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate. We include here by reference the additional information regarding our properties in Note 11 Premises, Equipment and Leasehold Improvements in the Notes To Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 – LEGAL PROCEEDINGS

See the information set forth in Note 24 Legal Proceedings included in the Notes to Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

National City has agreed to pay a penalty of $200,000 imposed under section 6707 A(b)(2) of the Internal Revenue Code for failure to include certain reportable transaction information in its 2004 federal income tax return related to a listed transaction. We expect to pay the penalty in 2009.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders of The PNC Financial Services Group, Inc. was held on December 23, 2008 for the purpose of considering and acting upon the following matters: (1) a proposal to approve the issuance of shares of PNC common stock as contemplated by the Agreement and Plan of Merger, dated as of October 24, 2008, by and between The PNC Financial Services Group, Inc. and National City Corporation, as such agreement may be amended from time to time; and (2) a proposal to approve the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies, in the event that there were not sufficient votes at the time of the special meeting to approve the proposal described under (1) above.

Based on a total of approximately 348.5 million eligible votes, approximately 266 million votes, or 76% of the total, were cast. The votes cast included votes for or against either proposal, as well as abstentions.

The proposal to approve the issuance of shares of PNC common stock in connection with PNC’s acquisition of National City was ratified and the aggregate votes cast for or against and the abstentions were as follows:

Aggregate Votes
For	Against	Abstain
262,287,739	3,057,391	634,073

The proposal to approve the adjournment of the special meeting, if necessary, was ratified and the aggregate votes cast for or against and the abstentions were as follows (there were also 1,550 non-votes):

Aggregate Votes
For	Against	Abstain
240,665,800	24,585,286	726,567

With respect to all of the preceding matters, holders of our common and voting preferred stock voted together as a single class. The following table sets forth, as of the November 14, 2008 record date, the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share, and the aggregate voting power of each class or series:

Title of Class or Series	Voting Rights Per Share	Number of Shares Entitled to Vote	Aggregate Voting Power

Common Stock	1	347,960,466	347,960,466
$1.80 Cumulative Convertible Preferred Stock – Series A	8	6,540	52,320
$1.80 Cumulative Convertible Preferred Stock – Series B	8	1,137	9,096
$1.60 Cumulative Convertible Preferred Stock – Series C	4/2.4	119,126	198,543
$1.80 Cumulative Convertible Preferred Stock – Series D	4/2.4	170,761	284,602

Total possible votes			348,505,027	*
*	Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of voting preferred stock was entitled to a number of votes equal to the number of full shares of common stock into which such holder’s preferred stock was convertible.

EXECUTIVE OFFICERS OF THE REGISTRANT Information regarding each of our executive officers as of February 17, 2009 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (1)
James E. Rohr	60	Chairman and Chief Executive Officer (2)	1972
Joseph C. Guyaux	58	President	1972
William S. Demchak	46	Senior Vice Chairman	2002
Timothy G. Shack	58	Vice Chairman	1976
Thomas K. Whitford	52	Vice Chairman	1983
Joan L. Gulley	61	Executive Vice President and Chief Human Resources Officer	1986
Michael J. Hannon	52	Executive Vice President and Chief Risk Officer	1982
Richard J. Johnson	52	Executive Vice President and Chief Financial Officer	2002
Helen P. Pudlin	59	Executive Vice President and General Counsel	1989
Robert Q. Reilly	44	Executive Vice President	1987
Samuel R. Patterson	50	Senior Vice President and Controller	1986
John J. Wixted, Jr.	57	Senior Vice President	2002
(1)	Where applicable, refers to year employed by predecessor company.
(2)	Also serves as a director of PNC.

William S. Demchak was appointed Senior Vice Chairman in February 2009. He joined PNC as Vice Chairman and Chief Financial Officer in September 2002. Since August 2005, he has had oversight responsibilities for the Corporation’s Corporate & Institutional Banking business. He also oversees PNC’s asset and liability management and equity management activities.

Timothy G. Shack was appointed Vice Chairman in February 2009. He was Executive Vice President from July 1991 to February 2009, and also served as Chief Information Officer from April 1998 to May 2008.

Thomas K. Whitford was appointed Vice Chairman in February 2009. He was appointed Chief Administrative Officer in May 2007. From April 2002 through May 2007, he served as Chief Risk Officer.

Joan L. Gulley was Chief Executive Officer for PNC’s wealth management business from 2002 to 2006. In 2006 she was appointed Executive Vice President of PNC Bank, N.A. and was responsible for product and segment management, as well as advertising and brand management for PNC. In April 2008 she was appointed Senior Vice President and Chief Human Resources Officer for PNC and in February 2009 she was appointed Executive Vice President of PNC.

Michael J. Hannon was appointed Executive Vice President and Chief Risk Officer in February 2009 and was previously Senior Vice President and Chief Credit Officer.

Richard J. Johnson joined PNC in December 2002 and served as Senior Vice President and Director of Finance until his appointment as Chief Financial Officer of the Corporation effective in August 2005. He was appointed Executive Vice President in February 2009.

Helen P. Pudlin was appointed Executive Vice President and General Counsel in February 2009 and was previously Senior Vice President and General Counsel.

Robert Q. Reilly joined PNC Bank, N.A. in September 1987. He serves as the lead of PNC’s wealth management business, and in February 2009 he was appointed Executive Vice President of PNC.

John J. Wixted, Jr. joined PNC as Senior Vice President and Chief Regulatory Officer in August 2002. From May 2007 until February 2009, he also served as Chief Risk Officer.

DIRECTORS OF THE REGISTRANT The name, age and principal occupation of each of our directors as of February 17, 2009, and the year he or she first became a director is set forth below:

•	Richard O. Berndt, 66, Managing Partner of Gallagher, Evelius & Jones LLP (law firm) (2007)
•	Charles E. Bunch, 59, Chairman and Chief Executive Officer of PPG Industries, Inc. (coatings, sealants and glass products) (2007)
•	Paul W. Chellgren, 66, Operating Partner, SPG Partners, LLC, (private equity) (1995)
•	Robert N. Clay, 62, President and Chief Executive Officer of Clay Holding Company (investments) (1987)
•	George A. Davidson, Jr., 70, Retired Chairman of Dominion Resources, Inc. (public utility holding company) (1988)
•	Kay Coles James, 59, President and Founder of The Gloucester Institute (non-profit) (2006)
•	Richard B. Kelson, 62, Operating Advisor, Pegasus Capital Advisors, L.P., (private equity) (2002)
•	Bruce C. Lindsay, 67, Chairman and Managing Member of 2117 Associates, LLC (advisory company) (1995)
•	Anthony A. Massaro, 64, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (manufacturer of welding and cutting products) (2002)
•	Jane G. Pepper, 63, President of Pennsylvania Horticultural Society (non-profit) (1997)
•	James E. Rohr, 60, Chairman and Chief Executive Officer of PNC (1990)
•	Donald J. Shepard, 62, Retired Chairman of the Executive Board and Chief Executive Officer, AEGON N.V. (insurance) (2007)

•	Lorene K. Steffes, 63, Independent Business Advisor (technology and technical services) (2000)
•	Dennis F. Strigl, 62, President and Chief Operating Officer of Verizon Communications Inc. (telecommunications) (2001)
•	Stephen G. Thieke, 62, Retired Chairman, Risk Management Committee of JP Morgan Incorporated (financial and investment banking services) (2002)
•	Thomas J. Usher, 66, Chairman of Marathon Oil Corporation (oil and gas industry) (1992)
•	George H. Walls, Jr., 66, former Chief Deputy Auditor of the State of North Carolina (2006)
•	Helge H. Wehmeier, 66, Retired President and Chief Executive Officer of Bayer Corporation (healthcare, crop protection, and chemicals) (1992)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 17, 2009, there were 79,036 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, on March 1, 2009, the Board decided to reduce PNC’s quarterly common stock dividend from $0.66 to $0.10 per share. The next dividend is expected to be declared in early April 2009. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company).

The Risk Factors section of Item 1A of this Report and Note 19 Shareholders’ Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference, describe restrictions on dividends and common share repurchases associated with our December 31, 2008 issuance of preferred stock to the US Department of the Treasury under the TARP Capital Purchase Program. In addition, the Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and restrictions on loans, dividends or advances from bank subsidiaries to the parent company, you may review

“Supervision and Regulation” in Item 1 of this Report, “Funding and Capital Sources” in the Consolidated Balance Sheet Review section, “Liquidity Risk Management” in the Risk Management section, and “Perpetual Trust Securities”, “PNC Capital Trust E Trust Preferred Securities” and “Acquired Entity Trust Preferred Securities” in the Off-Balance Sheet Arrangements and VIEs section of Item 7 of this Report, and Note 23 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the caption “Common Stock Prices/Dividends Declared” in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2008 in the table (with introductory paragraph and notes) that appears under Item 12 of this Report.

Our registrar, stock transfer agent, and dividend disbursing agent is:

Computershare Investor Services, LLC

250 Royall Street

Canton, MA 02021

800-982-7652

We include here by reference the information that appears under the caption “Common Stock Performance Graph” at the end of this Item 5.

(b) Not applicable.

(c) Details of our repurchases of PNC common stock during the fourth quarter of 2008 are included in the following table:

In thousands, except per share data

2008 period	Total shares purchased (a) (b)	Average price paid per share	Total shares purchased as part of publicly announced programs (c)	Maximum number of shares that may yet be purchased under the programs (c)
October 1 – October 31	247	$67.37		24,710
November 1 – November 30	186	$62.13		24,710
December 1 – December 31	143	$49.13		24,710
Total	576	$61.16
(a)

Under the US Treasury’s TARP Capital Purchase Program, there are restrictions on dividends and common share repurchases associated with the preferred stock that we issued to the US Treasury under that program on December 31, 2008. As is typical with cumulative preferred stocks, dividend payments for this preferred must be current before dividends can be paid on junior shares, including our common stock, or junior shares can be repurchased or redeemed. Also, the US Treasury’s consent will be required for any increase in common dividends per share above the most recent level prior to October 14, 2008 until the third anniversary of the preferred issuance unless all of that preferred has been redeemed or is no longer held by the US Treasury. Further, during that same period, the US Treasury’s consent will be required, unless the preferred stock is no longer held by the US Treasury, for any share repurchases with limited exceptions, most significantly purchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice.

(b)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (c) to this table during the fourth quarter of 2008.
(c)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

Common Stock Performance Graph

This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2008, as compared with: (1) a selected peer group of our competitors, called the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of that year. The stock performance graph assumes that $100 was invested on January 1, 2004 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2002 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
PNC	$100	108.92	121.63	150.33	137.87	107.29	1.42%
S&P 500 Index	$100	110.88	116.32	134.69	142.09	89.52	(2.19)%
S&P 500 Banks	$100	114.44	112.80	130.99	91.98	48.29	(13.55)%
Peer Group	$100	112.86	113.85	133.00	94.06	45.03	(14.75)%

The Peer Group for the preceding chart and table consists of the following companies: BB&T Corporation; Comerica Inc.; Fifth Third Bancorp; KeyCorp; National City Corporation; The PNC Financial Services Group, Inc.; SunTrust Banks, Inc.; U.S. Bancorp.; Wachovia Corporation; Regions Financial Corporation; and Wells Fargo & Co. This Peer Group was approved by the Board’s Personnel and Compensation Committee (the “Committee”) for 2008. As of December 31, 2008, Wells Fargo & Co. acquired Wachovia Corporation and PNC acquired National City Corporation. Typically, the Committee reviews the makeup of the peer group annually. Due to the many changes in the financial industry generally, PNC’s substantially increased size and scope at the beginning of 2009, and a significant number of mergers and other changes with respect to PNC’s 2008 peers and other industry leaders, the Committee has changed the peer group for 2009 to consist of the following companies: BB&T Corporation; Bank of America Corporation; Capital One Financial, Inc.; Comerica Inc.; Fifth Third Bancorp; JPMorgan Chase; KeyCorp; M&T Bank; Regions Financial Corporation; SunTrust Banks, Inc.; U.S. Bancorp; and Wells Fargo & Co.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2003 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

ITEM 6 – SELECTED FINANCIAL DATA

Dollars in millions, except per share data	Year ended December 31
	2008 (a)	2007	2006 (b)	2005	2004

SUMMARY OF OPERATIONS
Interest income	$6,313	$6,166	$4,612	$3,734	$2,752
Interest expense	2,490	3,251	2,367	1,580	783
Net interest income	3,823	2,915	2,245	2,154	1,969
Noninterest income	3,367	3,790	6,327	4,173	3,572
Total revenue	7,190	6,705	8,572	6,327	5,541
Provision for credit losses (c)	1,517	315	124	21	52
Noninterest expense	4,430	4,296	4,443	4,306	3,712
Income before minority interests and income taxes	1,243	2,094	4,005	2,000	1,777
Minority interest in income of BlackRock			47	71	42
Income taxes	361	627	1,363	604	538
Net income	$882	$1,467	$2,595	$1,325	$1,197

PER COMMON SHARE
Basic earnings	$2.50	$4.43	$8.89	$4.63	$4.25
Diluted earnings	$2.46	$4.35	$8.73	$4.55	$4.21
Book value (d)	$39.44	$43.60	$36.80	$29.21	$26.41
Cash dividends declared	$2.61	$2.44	$2.15	$2.00	$2.00

SELECTED RATIOS
Net interest margin (e)	3.37%	3.00%	2.92%	3.00%	3.22%
Noninterest income to total revenue	47	57	74	66	64
Efficiency	62	64	52	68	67
Return on
Average tangible common shareholders’ equity	17.70	22.65	48.74	30.64	29.90
Average common shareholders’ equity	6.28	10.53	27.97	16.58	16.82
Average assets	.62	1.19	2.73	1.50	1.59
Loans to deposits (d)	91	83	76	81	82
Dividend payout	104.6	55.0	24.4	43.4	47.2
Tier 1 risk-based capital (d)	9.7	6.8	10.4	8.3	9.0
Common shareholders’ equity to total assets (d)	6.0	10.7	10.6	9.3	9.4
Average common shareholders’ equity to average assets	9.6	11.3	9.8	9.0	9.4
(a)	The 2008 Consolidated Income Statement does not include operating results of National City.
(b)	The 2007 Versus 2006 Consolidated Income Statement Review section of Item 7 of this Report describes certain items impacting 2006 results.
(c)	Amount for 2008 included $504 million conforming provision for credit losses related to our National City acquisition.
(d)	At December 31.
(e)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the years 2008, 2007, 2006, 2005 and 2004 were $36 million, $27 million, $25 million, $33 million and $20 million, respectively.

Certain prior-period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. See Note 2 Acquisitions and Divestitures in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on significant recent business acquisitions and divestitures, including our December 31, 2008 acquisition of National City Corporation. For information regarding certain business risks, see Item 1A Risk Factors and the Risk Management section of Item 7 of this Report. Also, see our Cautionary Statement Regarding Forward-Looking Information included in Item 7 of this Report for certain risks and uncertainties that could cause actual results to differ materially from those anticipated in forward-looking statements or from historical performance.

December 31 Dollars in millions, except as noted	2008 (a)	2007	2006	2005	2004

BALANCE SHEET HIGHLIGHTS
Assets	$291,081	$138,920	$101,820	$91,954	$79,723
Loans	175,489	68,319	50,105	49,101	43,495
Allowance for loan and lease losses	3,917	830	560	596	607
Investment securities	43,473	30,225	23,191	20,710	16,761
Loans held for sale	4,366	3,927	2,366	2,449	1,670
Goodwill	8,868	8,405	3,402	3,619	3,001
Equity investments (b)	8,554	6,045	5,330	1,323	1,058
Deposits	192,865	82,696	66,301	60,275	53,269
Borrowed funds (c)	52,240	30,931	15,028	16,897	11,964
Shareholders’ equity	25,422	14,854	10,788	8,563	7,473
Common shareholders’ equity	17,490	14,847	10,781	8,555	7,465

ASSETS ADMINISTERED (in billions)
Managed (d)	$110	$74	$55	$495	$383
Nondiscretionary	125	112	85	83	93

FUND ASSETS SERVICED (in billions)
Accounting/administration net assets	$839	$990	$837	$835	$721
Custody assets	379	500	427	476	451

SELECTED STATISTICS
Period-end employees	59,595	28,320	23,783	25,348	24,218
Branches	2,589	1,109	852	839	776
ATMs	6,232	3,900	3,581	3,721	3,581
Residential mortgage servicing portfolio (in billions)	$187
Commercial mortgage servicing portfolio (in billions)	$286	$243	$200	$136	$98
(a)	Information at December 31, 2008 includes the impact of National City Corporation, which we acquired as of that date.
(b)	The balances at December 31, 2008, 2007 and 2006 include our investment in BlackRock. BlackRock was a consolidated entity at December 31, 2005 and 2004.
(c)	Includes long-term borrowings of $35 billion, $12.6 billion, $6.6 billion, $6.8 billion, and $5.7 billion for 2008, 2007, 2006, 2005, and 2004, respectively. Borrowings which mature more than one year after December 31, 2008 are considered to be long-term.
(d)	Assets under management at December 31, 2008, 2007 and 2006 do not include BlackRock’s assets under management as we deconsolidated BlackRock effective September 29, 2006.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States based on assets and is headquartered in Pittsburgh, Pennsylvania.

As described further below, on December 31, 2008, PNC acquired National City Corporation (“National City”), nearly doubling our assets to a total of $291 billion and expanding our total consolidated deposits to $193 billion. Our Consolidated Balance Sheet includes the impact of National City as of December 31, 2008.

Prior to the acquisition, PNC had businesses engaged in retail banking, corporate and institutional banking, asset management, and global investment servicing, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky and Delaware. PNC also provided certain investment servicing internationally.

National City’s primary businesses prior to its acquisition by PNC included commercial and retail banking, mortgage financing and servicing, consumer finance and asset management, operating through an extensive network in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri, Pennsylvania and Wisconsin. National City also conducted selected consumer lending businesses and other financial services on a nationwide basis.

PNC is now in the process of integrating the business and operations of National City with those of PNC.

KEY STRATEGIC GOALS

We manage our company for the long term and are focused on returning to a moderate risk profile while maintaining strong capital and liquidity positions, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business.

Our strategy to enhance shareholder value centers on driving positive operating leverage by achieving growth in revenue from our balance sheet and diverse business mix that exceeds growth in expenses controlled through disciplined cost management. In each of our current business segments, the primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by offering convenient banking options and leading technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service, and through a significantly enhanced branding initiative. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

We are focused on our strategies for quality growth. We are committed to returning to a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. Our actions have created a well-positioned and strong balance sheet, ample liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

We continue to be disciplined in investing capital in our businesses while returning a portion to shareholders through dividends and share repurchases when appropriate and permissible. See the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review regarding certain restrictions on dividends and common share repurchases resulting from PNC’s participation in the US Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program and dividend capacity.

On March 1, 2009, the Board decided to reduce PNC’s quarterly common stock dividend from $0.66 to $0.10 per share. The next dividend is expected to be declared in early April 2009. Our Board recognizes the importance of the dividend to our shareholders. While our overall capital and liquidity positions are strong, extreme economic and market deterioration and the changing regulatory environment drove this difficult but prudent decision. This proactive measure will help us build capital, further strengthen our balance sheet and continue to serve our customers.

ACQUISITION OF NATIONAL CITY CORPORATION

On December 31, 2008, we acquired National City for approximately $6.1 billion. The total consideration included approximately $5.6 billion of PNC common stock, $150 million of preferred stock, and cash paid to warrant holders by National City.

We completed the acquisition primarily by issuing approximately 95 million shares of PNC common stock. In accordance with purchase accounting methodologies, National City Bank’s balance sheet was adjusted to fair value at which time the bank was under-capitalized from a regulatory perspective. However, PNC’s Consolidated Balance Sheet remained well-capitalized and liquid.

Following the closing, PNC received $7.6 billion from the US Department of the Treasury under the Emergency Economic Stabilization Act of 2008 in exchange for the issuance of preferred stock and a warrant. These proceeds were used to enhance National City Bank’s regulatory capital position to well-capitalized in order to continue serving the credit and deposit needs of existing and new customers. On a consolidated basis, these proceeds resulted in further improvement to our capital and liquidity positions.

National City, based in Cleveland, Ohio, was one of the nation’s largest commercial banking organizations based on assets. We expect to incur total merger and integration costs of approximately $1.2 billion in connection with the acquisition of National City, including $575 million recognized in the fourth quarter of 2008. The transaction is expected to result in the reduction of approximately $1.2 billion of combined company annualized noninterest expense through the elimination of operational and administrative redundancies.

Other than the merger and integration costs discussed above, our acquisition of National City did not impact our 2008 Consolidated Income Statement, nor did it impact our 2008 Average Consolidated Balance Sheet. Note 2 Acquisitions and Divestitures included in our Notes To Consolidated Financial Statements within Item 8 of this Report and our Current Reports on Form 8-K filed October 24, 2008, October 30, 2008, December 23, 2008, and January 2, 2009 provide additional information regarding our acquisition of National City.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

Starting in the middle of 2007 and with a heightened level of activity during the second half of 2008 and into early 2009, there has been unprecedented turmoil, volatility and illiquidity in worldwide financial markets, accompanied by uncertain prospects for the overall national economy, which is currently in the midst of a severe recession. In addition, there have been dramatic changes in the competitive landscape of the financial services industry during this time.

Recent efforts by the Federal government, including the US Department of the Treasury, the Federal Reserve, the FDIC, and the Securities and Exchange Commission, to stabilize and restore confidence in the financial services industry have impacted and will likely continue to impact PNC and our stakeholders. These efforts, which will continue to evolve, include the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and other legislative, administrative and regulatory initiatives, including the US Treasury’s TARP and TARP Capital Purchase Program, the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) and the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”).

Beginning in the fourth quarter of 2008, PNC participated in several of these programs as further described below:

TARP CAPITAL PURCHASE PROGRAM

The TARP Capital Purchase Program encourages US financial institutions to build capital through the sale to the US Treasury of senior preferred shares of stock to increase the flow of financing to US businesses and consumers and to support the US economy.

On December 31, 2008, PNC issued to the US Treasury $7.6 billion of preferred stock together with a related warrant to purchase shares of common stock of PNC, in accordance with the terms of the TARP Capital Purchase Program. Funds from this sale count as Tier 1 capital and the warrant qualifies as tangible common equity.

Holders of this preferred stock are entitled to a cumulative cash dividend at the annual rate per share of 5% of the liquidation preference per year for the first five years after the closing date. Afterward, the annual dividend rate will increase, to 9% per year. PNC’s intent is to redeem this preferred stock prior to the escalation of the dividend rate.

Note 19 Shareholders’ Equity included in our Notes to Consolidated Financial Statements within Item 8 of this Report includes additional information regarding the preferred stock and the related warrant that we issued under this program.

FDIC TEMPORARY LIQUIDITY GUARANTEE PROGRAM

The FDIC’s TLGP is designed to strengthen confidence and encourage liquidity in the banking system by:

•	Guaranteeing newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies (“TLGP-Debt Guarantee Program”), and
•	Providing full deposit insurance coverage for non-interest bearing transaction accounts in FDIC-insured institutions, regardless of the dollar amount (“TLGP -Transaction Account Guarantee Program”).

In December 2008, PNC Funding Corp issued at the holding company level fixed and floating rate senior notes totaling $2.9 billion under the FDIC’s TLGP-Debt Guarantee Program as more fully described within the Liquidity Risk Management section of this Item 7. Each of these series of senior notes is guaranteed by the FDIC and is backed by the full faith and credit of the United States through June 30, 2012.

As of October 14, 2008, PNC Bank, N.A. and National City Bank have been participating in the TLGP-Transaction Account Guarantee Program. Under this program, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under this program is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.

COMMERCIAL PAPER FUNDING FACILITY

The Federal Reserve established the CPFF to provide a liquidity backstop to US issuers of commercial paper and thereby improve liquidity in short-term funding markets and thus increase the availability of credit for businesses and households. Effective October 28, 2008, Market Street Funding LLC (“Market Street”) was approved to participate in the Federal Reserve’s CPFF. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expires on October 30, 2009. As of December 31, 2008, Market Street’s participation in this program totaled $445 million. These trades matured at the end of January 2009 and were replaced with commercial paper sold to investors.

****

It is also possible that the US Congress and federal banking agencies, as part of their efforts to provide economic stimulus and financial market stability, to enhance the liquidity and solvency of financial institutions and markets, and to enhance the regulation of financial institutions and markets, will announce additional legislation, regulations or programs. These additional actions may take the form of changes in or additions to the statutes or regulations related to existing programs, including those described above. It is not possible at this time to predict the ultimate impact of these actions on PNC’s business plans and strategies.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following, some of which may be affected by legislative, regulatory and administrative initiatives of the Federal government outlined above:

•	General economic conditions, including the length and severity of the current recession,
•	The level of, and direction, timing and magnitude of movement in interest rates, and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Changes in the competitive landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	Movement of customer deposits from lower to higher rate accounts or to investment alternatives, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Progress toward integrating the National City acquisition,
•	Continued development of the markets related to our recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management, including achieving our cost savings targets associated with our National City integration, and creating positive operating leverage,
•	Managing the distressed assets portfolio,
•	Maintaining solid overall asset quality,
•	Continuing to maintain our solid deposit base,
•	Prudent risk and capital management leading to a return to our desired moderate risk profile, and
•	Actions we take within the capital and other financial markets.

See also Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section of Item 7 of this Report.

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

On March 31, 2008, we sold J.J.B. Hilliard, W.L. Lyons, LLC (“Hilliard Lyons”), a Louisville, Kentucky-based wholly-owned subsidiary of PNC and a full-service brokerage and financial services provider, to Houchens Industries, Inc. We recognized an after-tax gain of $23 million in the first quarter of 2008 in connection with this divestiture. Business segment information for the periods presented in this Item 7 reflects the reclassification of results for Hilliard Lyons, including the gain on the sale of this business, from the Retail Banking business segment to “Other.”

Summary Financial Results

	Year ended December 31
In millions, except per share data	2008	2007
Net income	$882	$1,467
Diluted earnings per share	$2.46	$4.35
Return on
Average common shareholders’ equity	6.28%	10.53%
Average assets	.62%	1.19%

Our earnings and related per share amounts for 2008 do not include the impact of National City, which we acquired effective December 31, 2008, other than a conforming adjustment to our provision for credit losses of $504 million and other integration costs of $71 million, both of which were recognized in the fourth quarter.

Our performance in 2008 included the following:

•	At December 31, 2008 we had total assets of $291 billion, including loans of $175 billion, and total deposits of $193 billion, reflecting the acquisition of National City.
•	We significantly strengthened capital. The Tier 1 risk-based capital ratio was 9.7% at December 31,

2008 compared with 6.8% at December 31, 2007. We issued $7.6 billion of preferred stock and a common stock warrant to the US Department of the Treasury under the TARP Capital Purchase Program on December 31, 2008, which qualified as Tier 1 capital.

•

Our tangible common equity ratio was 2.9% at December 31, 2008. We expect our tangible common equity ratio to be less sensitive to the impact of widening credit spreads on accumulated other comprehensive loss going forward primarily due to the composition of the securities available for sale portfolio acquired from National City and a substantially higher level of tangible common equity in the combined company.

•

We maintained a strong liquidity position and continued to generate deposits. The loan to deposit ratio was 91% at December 31, 2008, reflecting the acquisition of National City. Average deposits for 2008 increased 10% compared with 2007.

•

Credit quality migration reflected a rapidly weakening economy, but remained manageable as PNC was able to maintain a strong capital position and generate positive operating leverage. The allowance for loan and lease losses increased to $3.9 billion at December 31, 2008 from $830 million at December 31, 2007 primarily as a result of the National City acquisition and related conforming credit adjustment. The ratio of allowance for loan and lease losses to total loans was strengthened to 2.23% at December 31, 2008 compared with 1.21% at December 31, 2007. This ratio excluding the impact of the National City acquisition was 1.77% at December 31, 2008. We provide a reconciliation of this ratio excluding the National City impact to the GAAP-basis ratio in the Statistical Information (Unaudited) section in Item 8 of this Report.

•	Average loans for 2008 increased 16% over 2007.
•

We are committed to supporting the objectives of the Emergency Economic Stabilization Act of 2008. To that end, we are continuing to make credit available to qualified borrowers including enhanced calling efforts on small businesses and corporations, promotions offered with special financing rates and responding to increased loan demand for first mortgages. We have reaffirmed and renewed loans and lines of credit, focused on early identification of loan modification candidates and are working closely where appropriate with customers who are experiencing financial hardship to set up new repayment schedules, loan modifications and forbearance programs. We plan to enhance these efforts over time to improve the effectiveness of our broad-reaching initiatives.

•	Investment securities were $43.5 billion at December 31, 2008, or 15% of total assets. The portfolio was primarily comprised of well-diversified, high quality securities with US government agency residential mortgage-backed securities representing 53% of the portfolio. Of the remaining portfolio, approximately 80% of the securities had AAA-equivalent ratings.
•

PNC created positive operating leverage for the year of 4%, or $351 million. Total revenue for 2008 grew 7% compared with 2007, driven by growth in net interest income, and exceeded year-over-year noninterest expense growth of 3%.

•

With the acquisition of National City, our retail banks now serve over 6 million consumer and business customers. Comprehensive two-year integration plans are being implemented with a goal of eliminating $1.2 billion of annualized expenses, including the reduction of approximately 5,800 positions across the combined 59,595 employee base by 2011. The first regional branch conversion is planned for the second half of 2009.

Our Consolidated Income Statement Review section of this Item 7 describes in greater detail the various items that impacted our results for 2008 and 2007.

BALANCE SHEET HIGHLIGHTS

Total assets were $291.1 billion at December 31, 2008 compared with $138.9 billion at December 31, 2007. Total assets at December 31, 2008 included $133.7 billion related to National City. Our acquisition of National City did not impact our 2008 Average Consolidated Balance Sheet.

Total average assets were $142.0 billion for 2008 compared with $123.4 billion for 2007. This increase reflected a $16.5 billion increase in average interest-earning assets and a $2.1 billion increase in average noninterest-earning assets. An increase of $10.2 billion in loans and a $6.2 billion increase in investment securities were the primary factors for the increase in average interest-earning assets.

The increase in average noninterest-earning assets for 2008 reflected an increase in average goodwill of $1.6 billion primarily related to the acquisition of Sterling on April 4, 2008, Yardville National Bancorp (“Yardville”) on October 26, 2007 and Mercantile Bankshares Corporation (“Mercantile”) on March 2, 2007.

The impact of the Sterling, Yardville and Mercantile acquisitions is also reflected in our year-over-year increases in average total loans, average securities available for sale and average total deposits as described further below.

Average total loans were $72.7 billion for 2008 and $62.5 billion for 2007. The increase in average total loans included growth in commercial loans of $5.5 billion, consumer loans of $2.8 billion, commercial real estate loans of $1.7 billion and residential mortgage loans of $.5 billion. Loans represented 64% of average interest-earning assets for both 2008 and 2007.

Average investment securities totaled $32.7 billion for 2008 and $26.5 billion for 2007. Average residential and commercial mortgage-backed securities increased $4.5 billion on a combined basis in the comparison. Average investment securities for 2008 included $.4 billion of held to maturity securities that we transferred from available for sale status during the fourth quarter of 2008. Investment securities comprised 29% of average interest-earning assets for 2008 and 27% for 2007.

Average total deposits were $84.5 billion for 2008, an increase of $7.7 billion over 2007. Average deposits grew from the prior year period primarily as a result of increases in money market balances and other time deposits.

Average total deposits represented 60% of average total assets for 2008 and 62% for 2007. Average transaction deposits were $55.7 billion for 2008 compared with $50.7 billion for 2007.

Average borrowed funds were $31.3 billion for 2008 and $23.0 billion for 2007. Increases of $7.1 billion in Federal Home Loan Bank borrowings and $1.4 billion in other borrowed funds drove the increase compared with 2007.

Shareholders’ equity totaled $25.4 billion at December 31, 2008 compared with $14.9 billion at December 31, 2007 and reflected the issuance of securities under the TARP Capital Purchase Program and the impact of National City. See the Consolidated Balance Sheet Review section of this Item 7 for additional information.

LINE OF BUSINESS HIGHLIGHTS

We refer you to Item 1 of this Report under the captions Business Overview and Review of Lines of Business for an overview of our business segments and to the Business Segments Review section of this Item 7 for a Results Of Businesses – Summary table and further analysis of business segment results for 2008 and 2007, including presentation differences from Note 27 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Total business segment earnings were $983 million for 2008 and $1.7 billion for 2007. We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 27.

Retail Banking

Retail Banking’s earnings were $429 million for 2008 compared with $876 million for 2007. The decline in earnings over the prior year was primarily driven by increases in the provision for credit losses and noninterest expense. The 2008 revenue growth was negatively impacted by a lower interest credit attributed to deposits in the declining rate environment and was therefore not reflective of the solid growth in customers and deposits.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $225 million in 2008 compared with $432 million in 2007. The 48% decline in earnings over 2007 was primarily driven by an increase in the provision for credit losses and by higher valuation losses on commercial mortgage loans held for sale, net of hedges.

BlackRock

Our BlackRock business segment earned $207 million in 2008 and $253 million in 2007. These results reflect our approximately 33% share of BlackRock’s reported GAAP earnings during both periods and the additional income taxes on these earnings incurred by PNC.

Global Investment Servicing

Global Investment Servicing earned $122 million for 2008 and $128 million for 2007. Results for 2008 were negatively impacted by declines in asset values and fund redemptions as a result of severe deterioration of the financial markets during the fourth quarter.

Other

“Other” incurred a loss of $101 million in 2008 and a loss of $222 million in 2007.

“Other” for 2008 included the impact of integration costs, including the National City conforming provision for credit losses, totaling $422 million after taxes, of which $380 million after taxes were recognized in the fourth quarter of 2008. In addition, net securities losses in 2008 totaled $134 million after taxes. These factors were partially offset by strong growth in net interest income related to asset and liability management activities in 2008, and the after-tax impact of the following:

•	After-tax gains totaling $160 million from PNC’s remaining BlackRock long-term incentive plan programs (“LTIP”) shares obligation,
•	The $23 million after-tax gain on the sale of Hilliard Lyons in the first quarter,
•	The $40 million after-tax third quarter reversal of a legal contingency reserve established in connection with an acquisition due to a settlement, and
•	The $30 million after-tax partial reversal of the Visa indemnification liability.

“Other” for 2007 included the after-tax impact of the following:

•	Integration costs totaling $99 million after taxes,
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

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 8 of this Report. Net income for 2008 was $882 million and for 2007 was $1.467 billion. Total revenue for 2008 increased 7% compared with 2007. We created positive operating leverage in the year-to-date comparison as total noninterest expense increased 3% in the comparison.

NET INTEREST INCOME AND NET INTEREST MARGIN

Year ended December 31 Dollars in millions	2008	2007
Net interest income	$3,823	$2,915
Net interest margin	3.37%	3.00%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See Statistical Information – Analysis Of Year-To-Year Changes In Net Interest (Unaudited) Income And Average Consolidated Balance Sheet and Net Interest Analysis in Item 8 of this Report for additional information.

The 31% increase in net interest income for 2008 compared with 2007 was favorably impacted by the $16.5 billion, or 17%, increase in average interest-earning assets and a decrease in funding costs. The 2008 net interest margin was positively affected by declining rates paid on deposits and borrowings compared with the prior year. The reasons driving the higher interest-earning assets in these comparisons are further discussed in the Balance Sheet Highlights portion of the Executive Summary section of this Item 7.

The net interest margin was 3.37% for 2008 and 3.00% for 2007. The following factors impacted the comparison:

•	A decrease in the rate paid on interest-bearing liabilities of 140 basis points. The rate paid on interest-bearing deposits, the single largest component, decreased 123 basis points.
•	These factors were partially offset by a 77 basis point decrease in the yield on interest-earning assets. The yield on loans, the single largest component, decreased 109 basis points.
•

In addition, the impact of noninterest-bearing sources of funding decreased 26 basis points due to lower interest rates and a lower proportion of noninterest-bearing sources of funding to interest-earning assets.

For comparing to the broader market, during 2008 the average federal funds rate was 1.94% compared with 5.03% for 2007.

We expect our full-year 2009 net interest income to benefit from the impact of interest accretion of discounts resulting from purchase accounting marks and deposit pricing alignment related to our National City acquisition. We also currently expect our 2009 net interest margin to improve on a year-over-year basis.

NONINTEREST INCOME

Summary

Noninterest income was $3.367 billion for 2008 and $3.790 billion for 2007.

Noninterest income for 2008 included the following:

•	Gains of $246 million related to the mark-to-market adjustment on our BlackRock LTIP shares obligation,
•	Losses related to our commercial mortgage loans held for sale of $197 million, net of hedges,
•	Impairment and other losses related to alternative investments of $179 million,
•	Income from Hilliard Lyons totaling $164 million, including the first quarter gain of $114 million from the sale of this business,
•	Net securities losses of $206 million,
•	A first quarter gain of $95 million related to the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering,
•	A third quarter $61 million reversal of a legal contingency reserve established in connection with an acquisition due to a settlement,
•	Trading losses of $55 million,
•	A $35 million impairment charge on commercial mortgage servicing rights, and
•	Equity management losses of $24 million.

Noninterest income for 2007 included the following:

•	The impact of $82 million gain recognized in connection with our transfer of BlackRock shares to satisfy a portion of PNC’s LTIP obligation and a $209 million net loss on our LTIP shares obligation,
•	Income from Hilliard Lyons totaling $227 million,
•	Trading income of $104 million,
•	Equity management gains of $102 million, and
•	Gains related to our commercial mortgage loans held for sale of $3 million, net of hedges.

Apart from the impact of these items, noninterest income increased $16 million in 2008 compared with 2007.

Additional analysis

Fund servicing fees increased $69 million in 2008, to $904 million, compared with $835 million in 2007. The impact of the December 2007 acquisition of Albridge Solutions Inc. (“Albridge Solutions”) and growth in Global Investment Servicing’s offshore operations were the primary drivers of this increase.

Global Investment Servicing provided fund accounting/ administration services for $839 billion of net fund investment assets and provided custody services for $379 billion of fund investment assets at December 31, 2008, compared with $990 billion and $500 billion, respectively, at December 31, 2007. The decrease in assets serviced was due to declines in asset values and fund outflows resulting primarily from market conditions in the second half of 2008.

Asset management fees totaled $686 million in 2008, a decline of $98 million compared with 2007. The effect on fees of lower equity earnings from BlackRock, a $12 billion decrease in assets managed due to equity values related to wealth management, and the Hilliard Lyons divestiture were reflected in the decline compared with 2007. Excluding $53 billion of assets acquired on December 31, 2008 resulting from our acquisition of National City, assets managed at December 31, 2008 totaled $57 billion compared with $74 billion at December 31, 2007. The Hilliard Lyons sale and the impact of comparatively lower equity markets in 2008 drove the decline in assets managed. The Retail Banking section of the Business Segments Review section of this Item 7 includes further discussion of assets under management.

Consumer services fees declined $69 million, to $623 million, for 2008 compared with 2007. The sale of Hilliard Lyons more than offset the benefits of increased volume-related fees, including debit card, credit card, bank brokerage and merchant revenues.

Corporate services revenue totaled $704 million in 2008 compared with $713 million in 2007. Higher revenue from treasury management and other fees were more than offset by lower merger and acquisition advisory fees and commercial mortgage servicing fees, net of amortization.

Service charges on deposits grew $24 million, to $372 million, in 2008 compared with 2007. The impact of our expansion into new markets contributed to the increase during 2008.

Net securities losses totaled $206 million in 2008 compared with net securities losses of $5 million in 2007. Losses for 2008 included other-than-temporary impairment charges of $312 million, including $74 million on our investment in preferred stock of FHLMC and FNMA that were partially offset by securities gains.

Other noninterest income totaled $284 million for 2008 compared with $423 million for 2007. Other noninterest income for 2008 included gains of $246 million related to our BlackRock LTIP shares adjustment, the $114 million gain from the sale of Hilliard Lyons, the $95 million gain from the redemption of a portion of our investment in Visa related to its March 2008 initial public offering, and the $61 million reversal of a legal contingency reserve referred to above. The impact of these items was partially offset by losses related to our commercial mortgage loans held for sale of $197 million, net of hedges, trading losses of $55 million and equity management losses of $24 million.

Other noninterest income for 2007 included a net loss related to our BlackRock investment of $127 million (the net of the two items described within the Summary section above), trading income of $104 million, equity management gains of $102 million and gains related to our commercial mortgage loans held for sale, net of hedges, of $3 million.

See the BlackRock portion of the Business Segments Review section of Item 7 of this Report for further information regarding LTIP. Additional information regarding our transactions related to Visa is included in Note 25 Commitments And Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Item 7 and information regarding equity management are included in the Market Risk Management-Equity and Other Investment Risk section.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

We expect noninterest income in 2009 to reflect customer growth, offset by softening consumer fees and by ongoing volatility of the more market-related categories.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management and capital markets-related products and services and commercial mortgage loan servicing, that are marketed by several businesses to commercial and retail customers across PNC.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, increased 14% to $545 million in 2008 compared with $476 million in 2007. The increase was primarily related to the impact of our expansion into new markets and strong growth in commercial payment card services and in cash and liquidity management products.

Revenue from capital markets-related products and services totaled $336 million in 2008 compared with $290 million in 2007. This increase was primarily driven by strong customer interest rate derivative and foreign exchange activity partially offset by a decline in merger and acquisition advisory fees.

Commercial mortgage banking activities include revenue derived from loan originations, commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), gains from loan sales, valuation adjustments, net interest income on loans held for sale, and related commitments and hedges.

Commercial mortgage banking activities resulted in revenue of $65 million in 2008 compared with $252 million in 2007. Revenue for 2008 reflected losses of $197 million on commercial mortgage loans held for sale, net of hedges, due to the impact of an illiquid market during most of 2008. The comparable amount for 2007 was a gain of $3 million. Revenue for 2007 also reflected significant securitization activity. In addition, commercial mortgage servicing revenue declined $53 million primarily due to a $35 million impairment charge on commercial mortgage servicing rights while net interest income from commercial mortgage loans held for sale increased $61 million in 2008 compared with 2007 due to higher loans held for sale balances.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $1.517 billion for 2008 compared with $315 million for 2007. Of the total 2008 provision, $990 million was recorded in the fourth quarter, including $504 million of additional provision recorded on December 31, 2008 to conform the National City loan reserving methodology with ours. The differences in methodology include granularity of loss computations, statistical and quantitative factors rather than qualitative assessment, and the extent of current appraisals and risk assessments.

In addition to the impact of National City, the higher provision in 2008 compared with the prior year was driven by general credit quality migration, including residential real estate development and commercial real estate exposure, an increase in net charge-offs, and growth in nonperforming loans. Growth in our total credit exposure also contributed to the higher provision amounts in both comparisons.

With a deteriorating economy, we expect credit migration will continue throughout 2009 as credit quality improvements will lag any economic turnaround. The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses.

See also Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section of Item 7 of this Report.

NONINTEREST EXPENSE

Total noninterest expense was $4.430 billion for 2008 and $4.296 billion for 2007, an increase of $134 million, or 3%. Higher noninterest expense in 2008 compared with 2007 primarily resulted from investments in growth initiatives, including acquisitions, partially offset by the impact of the sale of Hilliard Lyons and disciplined expense management.

Integration costs included in noninterest expense totaled $122 million for 2008, including $81 million in the fourth quarter, and $102 million for 2007. Integration costs for the fourth quarter of 2008 included $71 million related to our National City acquisition.

Noninterest expense for 2008 included the benefit of the reversal of $46 million of the $82 million Visa indemnification liability that we established in the fourth quarter of 2007. Additional information regarding our transactions related to Visa is included in Note 25 Commitments And Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

Expense management will be a key driver in 2009 as we intend to maintain our focus on continuous improvement and to achieve cost savings targets associated with our National City integration. We currently expect FDIC deposit insurance costs to increase significantly in 2009.

EFFECTIVE TAX RATE

Our effective tax rate was 29.1% for 2008 and 29.9% for 2007.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

December 31 - in millions	2008	2007
Assets
Loans	$175,489	$68,319
Investment securities	43,473	30,225
Cash and short-term investments	23,936	10,425
Loans held for sale	4,366	3,927
Equity investments	8,554	6,045
Goodwill	8,868	8,405
Other intangible assets	2,820	1,146
Other	23,575	10,428
Total assets	$291,081	$138,920
Liabilities
Deposits	$192,865	$82,696
Borrowed funds	52,240	30,931
Other	18,328	8,785
Total liabilities	263,433	122,412
Minority and noncontrolling interests in consolidated entities	2,226	1,654
Total shareholders’ equity	25,422	14,854
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$291,081	$138,920

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Item 8 of this Report.

Our Consolidated Balance Sheet at December 31, 2008 included National City’s assets and liabilities at estimated fair value as of that date. This acquisition added approximately $134 billion of assets, including $99.7 billion of loans, after giving effect to purchase accounting adjustments, eliminations and reclassifications.

Various seasonal and other factors impact our period-end balances whereas average balances (discussed under the Balance Sheet Highlights section of this Item 7 and included in the Statistical Information section of Item 8 of this Report) are generally more indicative of underlying business trends apart from the impact of recent acquisitions.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $4.1 billion and $990 million at December 31, 2008 and 2007, respectively.

Loans increased $107.2 billion as of December 31, 2008 compared with December 31, 2007. Our National City acquisition added $99.7 billion of loans, including $34.3 billion of commercial, $16.0 billion of commercial real estate, $30.5 billion of consumer and $10.6 billion of residential mortgage loans.

In February 2008, we transferred the education loans in our held for sale portfolio to the loan portfolio as further described in the Loans Held For Sale section of this Consolidated Balance Sheet Review.

Details Of Loans

December 31 - in millions	2008	2007
Commercial
Retail/wholesale	$11,482	$6,013
Manufacturing	13,263	4,814
Other service providers	9,038	3,639
Real estate related (a)	9,107	5,556
Financial services	5,194	1,419
Health care	3,201	1,464
Other	16,034	5,634
Total commercial	67,319	28,539
Commercial real estate
Real estate projects	17,176	6,111
Commercial mortgage	8,560	2,792
Total commercial real estate	25,736	8,903
Equipment lease financing	6,461	2,514
TOTAL COMMERCIAL LENDING	99,516	39,956
Consumer
Home equity
Lines of credit	24,024	6,811
Installment	14,252	7,636
Education	4,211	132
Automobile	1,667	1,513
Credit card and other unsecured lines of credit	3,163	462
Other	5,172	1,839
Total consumer	52,489	18,393
Residential real estate
Residential mortgage	18,783	9,046
Residential construction	2,800	511
Total residential real estate	21,583	9,557
TOTAL CONSUMER LENDING	74,072	27,950
Other	1,901	413
Total loans	$175,489	$68,319
(a)	Includes loans to customers in the real estate and construction industries.

Total loans represented 60% of total assets December 31, 2008 and 49% of total assets at December 31, 2007.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets. See Note 4 Loans, Commitments To Extend Credit and Concentrations of Credit Risk in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

The following table presents the valuation adjustments applied against National City loans as part of the purchase accounting process at December 31, 2008.

National City Loan Portfolio Assessment

Dollars in billions	December 31, 2008
	Principal Balance	Valuation Adjustment	Fair Value		Valuation Adjustment as % of Principal Balance
Valuation Adjustments By Loan Classification
Commercial/Commercial real estate	$56.5	$4.7	$51.8		8.3%
Consumer	31.4	3.5	27.9		11.1%
Residential real estate	19.2	4.4	14.8		22.9%
Other	.9		.9
Total	$108.0	$12.6	$95.4	(a)	11.7%
Valuation Adjustments By Type
Impaired loans
Commercial/Commercial real estate	$4.0	$2.2	$1.8		55.0%
Consumer	5.8	1.9	3.9		32.8%
Residential real estate	9.5	3.3	6.2		34.7%
Total impaired loans	19.3	7.4	11.9		38.3%
Performing loans	88.7	5.2	83.5		5.9%
Total	$108.0	$12.6	$95.4	(a)	11.7%
Valuation Adjustments By Component
Fair value mark – impaired loans		$7.4
Fair value mark – performing loans		2.4
Subtotal – fair value marks		9.8
National City reserve carryover on performing loans		2.3
Conforming credit reserve on performing loans		.5
Total		$12.6
(a)	Represents total adjusted loans of $99.7 billion from the National City acquisition, net of $2.8 billion of loan loss reserves, $1.1 billion of loans previously classified as held for sale by National City, and $.4 billion of other purchase accounting adjustments.

Our home equity loan outstandings totaled $38.3 billion at December 31, 2008. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than or equal to 90%. We had $1.2 billion or approximately 3% of the total portfolio in this grouping at December 31, 2008. In our $18.8 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90% totaled $2.5 billion and comprised approximately 14% of this portfolio at December 31, 2008.

Commercial lending outstandings are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated $2.6 billion, or 67%, of the total allowance for loan and lease losses at December 31, 2008 to these loans. We allocated $1.2 billion, or 32%, of the remaining allowance at that date to consumer lending outstandings and $47 million, or 1%, to all other loans. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Included in total loans at December 31, 2008 were $27.2 billion of distressed loans. These loans include residential real estate development loans, cross-border leases, subprime residential mortgage loans, brokered home equity loans and certain other residential real estate loans. These loans require special servicing and management oversight given current market conditions or, in the case of cross-border leases, are tax and yield challenged. The majority of the distressed loans were from acquisitions, including $24.6 billion from National City. An allowance for loan and lease losses of $927 million was allocated to the distressed loans at December 31, 2008. A total of $537 million of the distressed loans were classified as nonperforming at that date. Details of distressed loans follow:

Details of Distressed Loan Portfolio

In millions	Dec. 31, 2008
Commercial	$28
Commercial real estate
Real estate projects	2,847
Commercial mortgage	510
Total commercial real estate	3,357
Equipment lease financing	858
TOTAL COMMERCIAL LENDING	4,243
Consumer
Home equity
Lines of credit	5,474
Installment	2,877
Total home equity	8,351
Residential real estate
Residential mortgage	10,198
Residential construction	2,603
Total residential real estate	12,801
TOTAL CONSUMER LENDING	21,152
Other	1,761
Total (a)	$27,156
(a)	Includes impaired loans attributable to National City totaling $10.3 billion, net of valuation adjustments. The pre-adjusted principal balance was $15.3 billion and represented the majority of the total $19.3 billion principal balance of total impaired loans included in the National City Loan Portfolio Assessment table on page 32.

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

December 31 - in millions	2008 (a)	2007
Commercial and commercial real estate	$59,982	$42,021
Home equity lines of credit	23,195	8,680
Consumer credit card lines	19,028	969
Other	2,683	1,677
Total	$104,888	$53,347
(a)	Includes $53.9 billion related to National City.

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $8.6 billion at December 31, 2008 and $8.9 billion at December 31, 2007.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $7.0 billion at December 31, 2008 and $9.4 billion at December 31, 2007 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories. The decrease from December 31, 2007 was due to a $2.5 billion decline in Market Street commitments.

In addition to credit commitments, our net outstanding standby letters of credit totaled $10.3 billion at December 31, 2008 and $4.8 billion at December 31, 2007. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

INVESTMENT SECURITIES

Details Of Investment Securities

In millions	Amortized Cost	Fair Value
December 31, 2008
SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed
Agency	$22,744	$23,106
Nonagency	13,205	8,831
Commercial mortgage-backed	4,305	3,446
Asset-backed	2,069	1,627

US Treasury and government agencies	738	739
State and municipal	1,326	1,263
Other debt	563	559
Corporate stocks and other	575	571
Total securities available for sale	$45,525	$40,142
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed	$1,945	$1,896
Asset-backed	1,376	1,358
Other debt	10	10
Total securities held to maturity	$3,331	$3,264
December 31, 2007
SECURITIES AVAILABLE FOR SALE
Debt securities
Residential mortgage-backed
Agency	$9,218	$9,314
Nonagency	11,929	11,638
Commercial mortgage-backed	5,227	5,264
Asset-backed	2,878	2,770
U.S. Treasury and government agencies	151	155
State and municipal	340	336
Other debt	85	84
Corporate stocks and other	662	664
Total securities available for sale	$30,490	$30,225

Investment securities totaled $43.5 billion at December 31, 2008, including $13.3 billion from the National City acquisition that were primarily US government agency residential mortgage-backed securities. Securities represented 15% of total assets at December 31, 2008 and 22% of total assets at December 31, 2007.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. During the fourth quarter of 2008, we transferred $3.2 billion of securities available for sale to securities held to maturity status and transferred $599 million of proprietary trading securities to the available for sale portfolio.

The transfer of available for sale securities to held to maturity involved short-duration, high quality securities where management’s intent to hold changed. In reassessing the classification of these securities, management also considered the current and ongoing illiquidity in the capital markets and that securities prices are under increasing downward pressure, even where there is no indication of credit impairment.

The transfer of trading securities to available for sale occurred against the backdrop of events occurring in the market that management determined to be unusual and highly unlikely to recur in the near term. As a result of these events, which included the unprecedented market illiquidity and related volatility, PNC’s economic hedges associated with these trading positions become increasingly ineffective, resulting in increasing and unexpected earnings volatility. Coincident with the transfer of trading securities to available for sale, all hedging instruments were terminated.

At December 31, 2008, the investment securities balance included a net unrealized loss of $5.4 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2007 was a net unrealized loss of $265 million. The fair value of investment securities is impacted by interest rates, credit spreads, and market volatility and illiquidity. We believe that a substantial portion of the decline in value of these securities is attributable to changes in market credit spreads and market illiquidity and not from deterioration in the credit quality of individual securities or underlying collateral, where applicable. The net unrealized losses at December 31, 2008 did not reflect credit quality concerns of any significance with the underlying assets, which represented an overall well-diversified, high quality portfolio. US government agency residential mortgage-backed securities represented 53% of the investment securities portfolio at December 31, 2008.

During 2008, we recorded other-than-temporary impairment charges totaling $312 million, of which $151 million related to residential mortgage-backed securities, $87 million related to asset-backed securities collateralized by first- and second-lien residential mortgage loans and $74 million related to our investment in preferred securities of FHLMC and FNMA.

At least quarterly we conduct a comprehensive security-level impairment assessment. Our process and methods have evolved as market conditions have deteriorated and as more research and other analyses have become available. We expect that our process and methods will continue to evolve. Our assessment considers the security structure, recent security collateral performance metrics, our judgment and expectations of future performance, and relevant industry research and analysis. We also consider the magnitude of the impairment and the amount of time that the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, Balance Sheet Risk Management, and Credit Policy. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

One of the key inputs into our impairment assessment process is the level of delinquencies (i.e., 60 days and more) for any given security. In February 2009, we received updated delinquency information through January 31, 2009 for our residential mortgage-backed and asset-backed securities positions collateralized by first- and second-lien residential mortgage loans. Delinquencies have generally increased in the January 2009 versus December 2008 month-over-month comparison and, based upon our evaluation of these updated delinquency statistics, we currently expect that we will record additional other-than-temporary impairment charges in the first quarter of 2009. We currently do not expect that these charges will be material to our capital position.

If the current issues affecting the US housing market were to continue for the foreseeable future or worsen, or if market volatility and illiquidity were to continue or worsen, or if market interest rates were to increase appreciably, the valuation of our available for sale securities portfolio could continue to be adversely affected. See Note 7 Investment Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 3 years and 1 month at December 31, 2008 and 3 years and 6 months at December 31, 2007.

We estimate that at December 31, 2008 the effective duration of investment securities was 3.7 years for an immediate 50 basis points parallel increase in interest rates and 3.1 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2007 were 2.8 years and 2.5 years, respectively.

Loans Held For Sale

December 31 - in millions	2008	2007
Commercial mortgage	$2,158	$2,116
Residential mortgage	1,962	117
Education		1,525
Other	246	169
Total	$4,366	$3,927

The acquisition of National City added approximately $2.2 billion of loans held for sale, primarily 1-4 family conforming residential mortgages. The residential mortgage loans held for sale will be accounted for at fair value.

PNC adopted SFAS 159 beginning January 1, 2008 and elected to account for certain commercial mortgage loans held for sale at fair value. The balance of these assets was $1.4 billion at December 31, 2008. We stopped originating these types of loans during the first quarter of 2008. We intend to continue pursuing opportunities to reduce our commercial mortgage loans held for sale position at appropriate prices. We sold and/or securitized $.6 billion of commercial mortgage loans held for sale carried at fair value in 2008. Losses of $197 million on commercial mortgage loans held for sale, net of hedges, were included in other noninterest income for 2008 compared with gains of $3 million in 2007. Net interest income on commercial mortgage loans held for sale was $76 million in 2008 compared with $15 million in 2007. The non-cash losses reflected illiquid market conditions which began in the latter part of 2007.

We previously classified substantially all of our education loans as loans held for sale as we sold education loans to issuers of asset-backed paper when the loans were placed into repayment status. During 2008, the secondary markets for education loans have been impacted by liquidity issues similar to those for other asset classes. In February 2008, given this outlook and the economic and customer relationship value inherent in this product, we transferred these loans at lower of cost or market value from held for sale to the loan portfolio. We did not sell education loans during the remainder of 2008 and do not anticipate sales of these transferred loans in the foreseeable future.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

December 31 - in millions	2008	2007
Deposits
Money market	$67,678	$32,785
Demand	43,212	20,861
Retail certificates of deposit	58,315	16,939
Savings	6,056	2,648
Other time	13,620	2,088
Time deposits in foreign offices	3,984	7,375
Total deposits	192,865	82,696
Borrowed funds
Federal funds purchased and repurchase agreements	5,153	9,774
Federal Home Loan Bank borrowings	18,126	7,065
Bank notes and senior debt	13,664	6,821
Subordinated debt	11,208	4,506
Other	4,089	2,765
Total borrowed funds	52,240	30,931
Total	$245,105	$113,627

Total funding sources increased $131.5 billion at December 31, 2008 compared with the balance at December 31, 2007.

Deposits totaled $192.9 billion at December 31, 2008, including $104 billion from the National City acquisition, compared with $82.7 billion at December 31, 2007. Interest-bearing deposits represented 81% of total deposits at December 31, 2008 compared with 76% at December 31, 2007. The change in deposit composition reflected the higher proportion of certificates of deposit and other interest-bearing deposits associated with National City. Borrowed funds totaled $52.2 billion at December 31, 2008 compared with $30.9 billion at December 31, 2007. Borrowed funds at December 31, 2008 included $18.2 billion of National City obligations and $2.9 billion of senior notes guaranteed under the FDIC’s TLGP-Debt Guarantee Program that PNC issued in December 2008.

The Liquidity Risk Management section of this Item 7 contains further details regarding actions we have taken which impacted our borrowed funds balances during 2008.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings. On March 1, 2009, we took a proactive step to build capital and further strengthen our balance sheet as the Board of Directors decided to reduce PNC’s quarterly common stock dividend from $0.66 to $0.10 per share.

Total shareholders’ equity increased $10.6 billion, to $25.4 billion, at December 31, 2008 compared with December 31, 2007 and reflected the following:

•	The December 2008 issuance of $7.6 billion of preferred stock and a common stock warrant to the US Department of Treasury under the TARP Capital Purchase Program,
•	The December 2008 issuance of $5.6 billion of common stock in connection with the National City acquisition,
•	The May 2008 issuance of $500 million of Series K preferred stock,
•	The April 2008 issuance of $312 million of common stock in connection with the Sterling acquisition, and
•	The December 2008 issuance of $150 million of Series L preferred stock in connection with the National City acquisition.

These factors were partially offset by the $3.8 billion increase from December 31, 2007 in accumulated other comprehensive loss which included $3.5 billion of net unrealized securities losses. The Investment Securities section of this Consolidated Balance Sheet Review includes additional information regarding these unrealized losses.

Common shares outstanding were 443 million at December 31, 2008 and 341 million at December 31, 2007. PNC issued approximately 95 million common shares in December 2008 and 4.6 million common shares in April 2008 in connection with the closings of the National City and Sterling acquisitions, respectively.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares during 2008 under this program. During 2007, we purchased 11 million common shares under our current and prior common stock repurchase programs at a total cost of approximately $800 million.

Under the TARP Capital Purchase Program, there are restrictions on dividends and common share repurchases associated with the preferred stock that we issued to the US Treasury in accordance with that program. As is typical with cumulative preferred stock, dividend payments for this preferred stock must be current before dividends can be paid on junior shares, including our common stock, or junior shares can be repurchased or redeemed. Also, the US Treasury’s consent will be required for any increase in common dividends per share above the most recent level prior to October 14, 2008 until the third anniversary of the preferred stock issuance as long as the US Treasury continues to hold any of the preferred stock. Further, during that same period, the US Treasury’s consent will be required, unless the preferred stock is no longer held by the US Treasury, for any share repurchases with limited exceptions, most significantly purchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice.

Risk-Based Capital

December 31 - dollars in millions	2008	2007
Capital components
Shareholders’ equity
Common	$17,490	$14,847
Preferred	7,932	7
Trust preferred capital securities	2,898	572
Minority interest	1,506	985
Goodwill and other intangible assets	(9,800)	(8,853)
Eligible deferred income taxes on goodwill and other intangible assets	594	119
Pension, other postretirement benefit plan adjustments	666	177
Net unrealized securities losses, after-tax	3,618	167
Net unrealized losses (gains) on cash flow hedge derivatives, after-tax	(374)	(175)
Other	(243)	(31)
Tier 1 risk-based capital	24,287	7,815
Subordinated debt	5,676	3,024
Eligible allowance for credit losses	3,153	964
Total risk-based capital	$33,116	$11,803
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$251,106	$115,132
Adjusted average total assets	138,689	126,139
Capital ratios
Tier 1 risk-based	9.7%	6.8%
Total risk-based	13.2	10.3
Leverage	17.5	6.2
Tangible common equity
Common shareholders’ equity	$17,490	$14,847
Goodwill and other intangible assets	(9,800)	(8,853)
Total deferred income taxes on goodwill and other intangible assets (a)	594	119
Tangible common equity	$8,284	$6,113
Total assets excluding goodwill and other intangible assets, net of deferred income taxes	$281,874	$130,185
Tangible common equity ratio	2.9%	4.7%
(a)	As of December 31, 2008, deferred taxes on taxable combinations were added to eligible deferred income taxes for non-taxable combinations that are used in the calculation of the tangible common equity ratio.

PNC’s Tier 1 risk-based capital ratio was 9.7% at December 31, 2008 compared with 6.8% at December 31, 2007. The increase in the ratio from December 31, 2007 included the issuance of Tier 1 eligible securities during the first half of 2008 totaling $1.3 billion, including REIT preferred, noncumulative perpetual preferred, and trust preferred securities. The “Perpetual Trust Securities” and “PNC Capital Trust E Trust Preferred Securities” portions of the Off-Balance Sheet Arrangements and VIEs section of this Item 7 and Note 19 Shareholders’ Equity in Item 8 of this Report have additional information regarding these securities.

In addition, $7.6 billion of preferred stock and a common stock warrant was issued to the US Department of the Treasury under the TARP Capital Purchase Program on December 31, 2008. Tier 1 risk-based capital further increased as a result of $5.6 billion of common stock issued in the National City acquisition and PNC’s assumption of $2.6 billion of Tier 1 qualifying capital securities previously issued by National City. These increases in capital were partially offset by the deduction of higher acquisition-related intangible assets. The positive effect on the Tier 1 ratio of the net increase in capital was somewhat offset by an increase in risk-weighted assets primarily related to acquisitions, including National City.

The leverage ratio at December 31, 2008 reflected the favorable impact on Tier 1 risk-based capital from the issuance of securities under TARP and the issuance of PNC common stock in connection with the National City acquisition, both of which occurred on December 31, 2008. In addition, the ratio as of that date did not reflect any impact of National City on PNC’s adjusted average total assets.

PNC’s tangible common equity ratio was 2.9% at December 31, 2008 compared with 4.7% at December 31, 2007. The decrease in the ratio from the prior year was the result of the decline in the value of the securities available for sale portfolio and the value of assets in our pension plan. We expect PNC’s tangible common equity ratio to be less sensitive to the impact of widening credit spreads on accumulated other comprehensive loss going forward primarily due to the composition of the securities available for sale portfolio acquired from National City and a substantially higher level of common equity in the combined company.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength.

At December 31, 2008 and December 31, 2007, each of our domestic bank subsidiaries was considered “well capitalized” based on US regulatory capital ratio requirements. See the Supervision And Regulation section of Item 1 of this Report and Note 23 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. We believe our bank subsidiaries will continue to meet these requirements in 2009.

OFF-BALANCE SHEET ARRANGEMENTS AND VIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” The following sections of this Report provide further information on these types of activities:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Item 7, and
•	Note 10 Securitization Activity and Note 25 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

The following provides a summary of variable interest entities (“VIEs”), including those that we have consolidated and those in which we hold a significant variable interest but have not consolidated into our financial statements as of December 31, 2008 and December 31, 2007.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects (a)
December 31, 2008	$1,499	$1,455
December 31, 2007	$1,108	$1,108

Credit Risk Transfer Transaction (b)
December 31, 2008	$1,070	$1,070
(a)	Amounts for December 31, 2008 include National City, which PNC acquired on that date.
(b)	National City-related transaction.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2008
Market Street	$4,916	$5,010	$6,965	(a)
Collateralized debt obligations	20		2
Partnership interests in tax credit investments (b) (c) (d)	1,095	652	920
Total (c)	$6,031	$5,662	$7,887
December 31, 2007
Market Street	$5,304	$5,330	$9,019	(a)
Collateralized debt obligations	255	177	6
Partnership interests in low income housing projects	298	184	155
Total	$5,857	$5,691	$9,180

(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $6.4 billion and other credit enhancements of $.6 billion at December 31, 2008. The comparable amounts were $8.8 billion and $.2 billion at December 31, 2007. These liquidity commitments are included in the Net Unfunded Credit Commitments table in the Consolidated Balance Sheet Review section of this Report.
(b)	Amounts reported primarily represent low income housing projects.
(c)	Amounts include the impact of National City.
(d)	Aggregate assets and aggregate liabilities at December 31, 2008 represent approximate balances due to limited availability of financial information associated with the acquired National City partnerships that we did not sponsor.

Market Street

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2007 and 2008, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $4.4 billion at December 31, 2008 and $5.1 billion at December 31, 2007. The weighted average maturity of the commercial paper was 24 days at December 31, 2008 compared with 32 days at December 31, 2007.

Effective October 28, 2008, Market Street was approved to participate in the Federal Reserve’s CPFF authorized under Section 13(3) of the Federal Reserve Act. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expires on October 30, 2009. As of December 31, 2008, Market Street’s participation in this program totaled $445 million. These trades matured at the end of January 2009 and were replaced with commercial paper sold to investors.

In the ordinary course of business during 2008, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $75 million with an average of $12 million. This compares with a maximum daily position of $113 million with an average of $27 million for the year ended December 31, 2007. PNC Capital Markets owned no Market Street commercial paper at December 31, 2008 and owned less than $1 million of such commercial paper at December 31, 2007. PNC Bank, National Association (“PNC Bank, N.A.”) purchased overnight maturities of Market Street commercial paper on two days during September 2008 in the amounts of $197 million and $531 million and one day during October 2008 in the amount of $278 million due to illiquidity in the commercial paper market. We considered these transactions as part of our evaluation of Market Street described below to determine that we are not the primary beneficiary. PNC made no other purchases of Market Street commercial paper during 2007 or 2008.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $21 million and $4 million, respectively, for the year ended December 31, 2008. The comparable amounts were $13 million and $4 million for the year ended December 31, 2007.

The commercial paper obligations at December 31, 2008 and December 31, 2007 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $6.4 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement, such as by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $1.0 billion of the liquidity facilities if the underlying assets are in default. See Note 25 Commitments And Guarantees included in the Notes To Consolidated Financial Statements of this Report for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013. Until November 25, 2008, PNC provided only 25% of the enhancement in the form of a cash collateral account funded by a loan facility and provided a liquidity facility for the remaining 75% of program-level enhancement.

Market Street has entered into a Subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $6.6 million as of December 31, 2008. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

Assets of Market Street Funding LLC

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
December 31, 2008 (a)
Trade receivables	$1,516	$3,370	2.34
Automobile financing	992	992	3.94
Collateralized loan obligations	306	405	1.58
Credit cards	400	400.19
Residential mortgage	14	14	27.00
Other	1,168	1,325	1.76
Cash and miscellaneous receivables	520
Total	$4,916	$6,506	2.34
December 31, 2007 (a)
Trade receivables	$1,375	$2,865	2.63
Automobile financing	1,387	1,565	4.06
Collateralized loan obligations	519	1,257	2.54
Credit cards	769	775.26
Residential mortgage	37	720.90
Other	1,031	1,224	1.89
Cash and miscellaneous receivables	186
Total	$5,304	$8,406	2.41
(a)	Market Street did not recognize an asset impairment charge or experience any material rating downgrades during 2007 or 2008.

Market Street Commitments by Credit Rating (a)

	December 31, 2008	December 31, 2007
AAA/Aaa	19%	19%
AA/Aa	6	6
A/A	72	72
BBB/Baa	3	3
Total	100%	100%
(a)	The majority of our facilities are not explicitly rated by the rating agencies. All facilities are structured to meet rating agency standards for applicable rating levels.

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

We would consider changes to the variable interest holders (such as new expected loss note investors and changes to program-level credit enhancement providers), terms of expected loss notes, and new types of risks related to Market Street as reconsideration events. We review the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred.

Based on current accounting guidance, we are not required to consolidate Market Street into our consolidated financial statements. However, if PNC would be determined to be the primary beneficiary under FIN 46R, we would consolidate the commercial paper conduit at that time. Based on current accounting guidance, to the extent that the par value of the assets in Market Street exceeded the fair value of the assets upon consolidation, the difference would be recognized by PNC as a loss in our Consolidated Income Statement in that period. Based on the fair value of the assets held by Market Street at December 31, 2008, the consolidation of Market Street would not have had a material impact on our risk-based capital ratios or debt covenants.

Low Income Housing Projects

We make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Sections 42 and 47 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity. We typically invest in these partnerships as a limited partner.

Also, we are a national syndicator of affordable housing equity (together with the investments described above, the “LIHTC investments”). In these syndication transactions, we create funds in which our subsidiaries are the general partner and sell limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees by managing the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio.

We evaluate our interests and third party interests in the limited partnerships in determining whether we are the primary beneficiary. The primary beneficiary determination is based on which party absorbs a majority of the variability. The primary sources of variability in LIHTC investments are the tax credits, tax benefits of losses on the investments and development and operating cash flows. We have consolidated LIHTC investments in which we absorb a majority of the variability and thus are considered the primary beneficiary. The assets are primarily included in Equity Investments and Other Assets on our Consolidated Balance Sheet with the liabilities primarily classified in Other Liabilities and Minority

Interest. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and liabilities of these LIHTC investments are provided in the Consolidated VIEs – PNC Is Primary Beneficiary table and reflected in the “Other” business segment.

We also have LIHTC investments in which we are not the primary beneficiary, but are considered to have a significant variable interest based on our interests in the partnership. These investments are disclosed in the Non-Consolidated VIEs – Significant Variable Interests table. The table also reflects our maximum exposure to loss. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity and cost methods to account for our investment in these entities with the investments reflected in Equity Investments on our Consolidated Balance Sheet. In addition, we increase our recognized investments and recognize a liability for all legally binding unfunded equity commitments. These liabilities are reflected in Other Liabilities on our Consolidated Balance Sheet.

Credit Risk Transfer Transaction

National City Bank (“NCB”) sponsored a special purpose entity (“SPE”) trust and concurrently entered into a credit risk transfer agreement with an independent third-party to mitigate credit losses on a pool of nonconforming mortgage loans originated by its former First Franklin business unit. The SPE was formed with a small contribution from NCB and was structured as a bankruptcy-remote entity so that its creditors have no recourse to NCB. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued to NCB asset-backed securities in the form of senior, mezzanine, and subordinated equity notes. NCB has incurred credit losses equal to the subordinated equity notes. NCB currently holds the right to put the mezzanine notes to the independent third-party at par. As of December 31, 2008, the value of the mezzanine notes was $169 million. NCB holds the senior notes and will be responsible for credit losses in excess of this amount.

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. NCB was determined to be the primary beneficiary of the SPE as it would absorb the majority of the expected losses of the SPE through its holding of all of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity are intercompany balances and are eliminated in consolidation. Nonconforming mortgage loans, including foreclosed properties, pledged as collateral to the SPE remain on the balance sheet and totaled $719 million at December 31, 2008 reflecting the impact of fair value adjustments recorded by PNC in conjunction with the acquisition.

In January 2009, cumulative credit losses in the mortgage loan pool surpassed the principal balance of subordinated equity notes, giving PNC the right to put the first mezzanine note to the independent third party in accordance with the credit risk transfer agreement. In February 2009, PNC exercised its put option and received $16 million for the mezzanine note. Prior to this reconsideration event, management evaluated what impact this transaction would have on determining whether we would remain the primary beneficiary of the SPE. Management concluded, through reassessment of the expected losses and residual returns of the SPE, that we would remain the primary beneficiary and accordingly should continue to consolidate the SPE.

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

Each Trust III Security is automatically exchangeable into a share of Series J Non-Cumulative Perpetual Preferred Stock of PNC, each Trust II Security is automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC (“Series I Preferred Stock”), and each Trust I Security is automatically exchangeable into a share of Series F Non-Cumulative Perpetual Preferred Stock of PNC Bank, N.A. (“PNC Bank Preferred Stock”), in each case under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

We entered into a replacement capital covenant in connection with the closing of the Trust I Securities sale (the “Trust RCC”) whereby we agreed that neither we nor our subsidiaries (other than PNC Bank, N.A. and its subsidiaries) would purchase the Trust Securities, the LLC Preferred Securities or the PNC Bank Preferred Stock unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the replacement capital covenant with respect to the Trust RCC.

We also entered into a replacement capital covenant in connection with the closing of the Trust II Securities sale (the “Trust II RCC”) whereby we agreed until March 29, 2017 that neither we nor our subsidiaries would purchase or redeem the Trust II Securities, the LLC Preferred Securities or the Series I Preferred Stock unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the replacement capital covenant with respect to the Trust RCC.

As of December 31, 2008, each of the Trust RCC and the Trust II RCC are for the benefit of holders of our $200 million of Floating Rate Junior Subordinated Notes issued in June 1998. We filed a copy of each of the Trust RCC and the Trust II RCC with the SEC as Exhibit 99.1 to PNC’s Form 8-K filed on December 8, 2006 and as Exhibit 99.1 to PNC’s Form 8-K filed on March 30, 2007, respectively.

PNC has contractually committed to Trust II and Trust III that if full dividends are not paid in a dividend period on the Trust II Securities or the Trust III Securities, as applicable, or the LLC Preferred Securities held by Trust II or Trust III, as applicable, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period, other than: (i) purchases, redemptions or other acquisitions of shares of capital stock of PNC in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) purchases of shares of common stock of PNC pursuant to a contractually binding requirement to buy stock existing prior to the commencement of the extension period, including under a contractually binding stock repurchase plan, (iii) any dividend in connection with the implementation of a shareholders’ rights plan, or the redemption or repurchase of any rights under any such plan, (iv) as a result of an exchange or conversion of any class or series of PNC’s capital stock for any other class or series of PNC’s capital stock, (v) the purchase of fractional interests in shares of PNC capital stock pursuant to the conversion or exchange provisions of such stock or the security being converted or exchanged or (vi) any stock dividends paid by PNC where the dividend stock is the same stock as that on which the dividend is being paid.

PNC Bank, N.A. has contractually committed to Trust I that if full dividends are not paid in a dividend period on the Trust I Securities, LLC Preferred Securities or any other parity equity securities issued by the LLC, neither PNC Bank, N.A. nor its subsidiaries will declare or pay dividends or other distributions with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its equity capital securities during the next succeeding period (other than to holders of the LLC Preferred Securities and any parity equity securities issued by the LLC) except: (i) in the case of dividends payable to subsidiaries of PNC Bank, N.A., to PNC Bank, N.A. or another wholly-owned subsidiary of PNC Bank, N.A. or (ii) in the case of dividends payable to persons that are not subsidiaries of PNC Bank, N.A., to such persons only if, (A) in the case of a cash dividend, PNC has first irrevocably committed to contribute amounts at least equal to such cash dividend or (B) in the case of in-kind dividends payable by PNC REIT Corp., PNC has committed to purchase such in-kind dividend from the applicable PNC REIT Corp. holders in exchange for a cash payment representing the market value of such in-kind dividend, and PNC has committed to contribute such in-kind dividend to PNC Bank, N.A.

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

In connection with the closing of the Trust E Securities sale, we agreed that, if we have given notice of our election to defer interest payments on the JSNs or a related deferral period is continuing, then PNC would be subject during such period to restrictions on dividends and other provisions protecting the status of the JSN debenture holder similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described above. PNC Capital Trusts C and D have similar protective provisions with respect to $500 million in principal amount of junior subordinated debentures. Also, in connection with the closing of the Trust E Securities sale, we entered into a replacement capital covenant, a copy of which was attached as Exhibit 99.1 to PNC’s Form 8-K filed on February 13, 2008 and which is described in Note 14 Capital Securities of Subsidiary Trusts in Item 8 of this Report.

Acquired Entity Trust Preferred Securities

As a result of the National City acquisition, we assumed obligations with respect to $2.4 billion in principal amount of junior subordinated debentures issued by the acquired entity. As a result of the Mercantile, Yardville and Sterling acquisitions, we assumed obligations with respect to $158 million in principal amount of junior subordinated debentures issued by the acquired entities. Under the terms of these debentures, if there is an event of default under the debentures or PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts or there is a default under PNC’s guarantee of such payment obligations, PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described above.

We are subject to replacement capital covenants (“RCCs”) with respect to four tranches of junior subordinated debentures inherited from National City, copies of which RCCs were attached, respectively, as Exhibit 99.2 to the National City Form 8-K filed on February 4, 2008 and Exhibit 99.1 to the National City Forms 8-K filed on November 9, 2006, May 25, 2007 and August 30, 2007. See Note 14 Capital Securities of Subsidiary Trusts. Similarly, we are subject to a replacement capital covenant with respect to our Series L Preferred Stock, a copy of which was attached as Exhibit 99.1 to National City’s Form 8-K filed on February 4, 2008. See Note 19 Shareholders’ Equity in Item 8 of this Report.

FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION

We adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS 159, we elected to fair value certain commercial mortgage loans classified as held for sale and certain customer resale agreements and bank notes to align the accounting for the changes in the fair value of these financial instruments with the changes in the value of their related hedges. See Note 8 Fair Value in the Notes To Consolidated Financial Statements under Item 8 of this Report for further information.

At December 31, 2008, fair value assets represented 13% of total assets and fair value liabilities represented 2% of total liabilities. Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below. As prescribed by SFAS 157, the assets and liabilities of National City acquired in a purchase business combination on December 31, 2008 were excluded from the table below and related disclosures.

Fair Value Measurements – Summary

In millions	December 31, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$347	$21,633	$4,837	$26,817
Financial derivatives (a)	16	5,582	125	5,723
Trading securities (b)	89	529	73	691
Commercial mortgage loans held for sale (c)			1,400	1,400
Customer resale agreements (d)		1,072		1,072
Equity investments			571	571
Other assets		144	6	150
Total assets	$452	$28,960	$7,012	$36,424
Liabilities
Financial derivatives (e)	$2	$4,387	$22	$4,411
Trading securities sold short (f)	182	207		389
Other liabilities		9		9
Total liabilities	$184	$4,603	$22	$4,809
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in trading securities on the Consolidated Balance Sheet. Fair value includes net unrealized losses of $27.5 million.
(c)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for certain commercial mortgage loans held for sale.
(d)	Included in federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for this item.
(e)	Included in other liabilities on the Consolidated Balance Sheet.
(f)	Included in other borrowed funds on the Consolidated Balance Sheet.

Valuation Hierarchy

The following is an outline of the valuation methodologies used for measuring fair value under SFAS 157 for the major items above. SFAS 157 focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants and establishes a reporting hierarchy to maximize the use of observable inputs. The fair value hierarchy (i.e., Level 1, Level 2, and Level 3) is described in detail in Note 8 Fair Value in the Notes To Consolidated Financial Statements under Item 8 of this Report.

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

Securities

Securities include both the available for sale and trading portfolios. We use prices sourced from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately 75% of our positions are valued using pricing services provided by the Lehman Index and IDC. Lehman Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix priced for other assets, such as CMBS and asset-backed securities. IDC primarily uses matrix pricing for the instruments we value using this service, such as agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. The majority of our securities are classified as Level 2 in the fair value hierarchy. In circumstances where market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

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

	December 31, 2008
	Agency	Non-Agency
Dollars in millions	Residential Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Other Asset- Back Securities
Fair Value	$12,742	$7,420	$3,419	$1,492
% of Fair Value:
By Vintage
2008	36%	1%
2007	24%	15%	10%	15%
2006	23%	23%	31%	30%
2005	5%	35%	12%	31%
2004 and earlier	12%	26%	47%	24%
Total	100%	100%	100%	100%

By Credit rating
Agency	100%	1%
AAA		82%	98%	71%
AA		4%	1%	7%
A		5%		2%
BBB		2%		8%
BB		3%		6%
B		1%		2%
Lower than B		2%		4%
No rating			1%
Total	100%	100%	100%	100%

By FICO Score
>720		68%		13%
<720 or >660		30%		47%
<660				1%
No FICO score	100%	2%	100%	39%
Total	100%	100%	100%	100%

Residential Mortgage-Backed Securities

At December 31, 2008, our residential mortgage-backed securities portfolio was comprised of $12.7 billion fair value of US government agency-backed securities (substantially all classified as available for sale) and $7.4 billion fair value of private-issuer securities (all classified as available for sale). The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The private-issuer securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the private-issuer securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”).

Substantially all of the securities are senior tranches in the subordination structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts. At December 31, 2008, $419 million, or 6%, of private-issuer securities were rated below “BBB” by at least one national rating agency or not rated.

For eight securities, we recorded other-than-temporary impairment charges of $151 million in 2008.

Commercial Mortgage-Backed Securities

The commercial mortgage-backed securities portfolio was $3.4 billion fair value at December 31, 2008 (all classified as available for sale), and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

At December 31, 2008, $18 million, or 1%, of the commercial mortgage-backed securities were not rated.

We recorded no other-than-temporary impairment charges on commercial mortgage-backed securities in 2008.

Other Asset-Backed Securities

The asset-backed securities portfolio was $1.5 billion fair value at December 31, 2008 (all classified as available for sale), and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including first-lien residential mortgage loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the subordination structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

At December 31, 2008, $184 million, or 12%, of the asset-backed securities were rated below “BBB” by at least one national rating agency or not rated.

For seven asset-backed securities, we recorded other-than-temporary impairment charges totaling approximately $87 million in 2008.

Financial Derivatives

Exchange-traded derivatives are valued using quoted market prices and are classified as Level 1. However, the majority of derivatives that we enter into are executed over-the-counter and are valued using internal techniques. Readily observable market inputs to these models can be validated to external sources, including industry pricing services, or corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market related data. Certain derivatives, such as total rate of return swaps, are corroborated to the CMBX index. These derivatives are classified as Level 2. Derivatives priced using significant management judgment or assumptions are classified as Level 3. The fair values of our derivatives are adjusted for nonperformance risk including credit risk as appropriate. Our nonperformance risk adjustment is computed using internal assumptions based primarily on historical default and recovery observations. The credit risk adjustment is not currently material to the overall derivatives valuation.

Commercial Mortgage Loans and Commitments Held for Sale

Effective January 1, 2008, we elected to account for commercial mortgage loans classified as held for sale and intended for securitization at fair value under the provisions of SFAS 159. Based on the significance of unobservable inputs, we classify this portfolio as Level 3. As such, a synthetic securitization methodology was used historically to value the loans and the related unfunded commitments on an aggregate basis based upon current commercial mortgage-backed securities (CMBS) market structures and conditions. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. It also eliminates the requirements of hedge accounting under SFAS 133. Due to the inactivity in the CMBS securitization market in 2008, we determined the fair value of commercial mortgage loans held for sale by using a whole loan methodology. Based on the significance of unobservable inputs, we classify this portfolio as Level 3. Valuation assumptions included observable inputs based on whole loan sales, both observed in the market and actual sales from our portfolio and new loan origination spreads during the quarter. Adjustments were made to the assumptions to account for uncertainties, including market conditions, and liquidity. Credit risk was included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace.

Customer Resale Agreements

Effective January 1, 2008, we elected to account for structured resale agreements at fair value, which are economically hedged using free-standing financial derivatives. The fair value for structured resale agreements is determined using a model which includes observable market data as inputs such as interest rates. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market related data.

Equity Investments

The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. The carrying values of direct and affiliated partnership interests reflect the expected exit price and are based on various techniques including publicly traded price, multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. Indirect investments in private equity funds are valued based on the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager provided value are made when available recent portfolio company information or market information indicates a significant change in value from that provided by the manager of the fund. These investments are classified as Level 3.

Level 3 Assets and Liabilities

Under SFAS 157, financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. At December 31, 2008, Level 3 fair value assets of $7.012 billion represented 19% of total assets at fair value and 2% of total assets. Level 3 fair value liabilities of $22 million at December 31, 2008 represented less than 1% of total liabilities at fair value and less than 1% of total liabilities at that date.

During 2008, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $4.3 billion. These primarily related to private issuer asset-backed securities, auction rate securities, residential mortgage-backed securities and corporate bonds and occurred due to reduced volume of recently executed transactions and the lack of corroborating market price quotations for these instruments. Other Level 3 assets include commercial mortgage loans held for sale, private equity investments and other assets.

Total securities measured at fair value at December 31, 2008 included securities available for sale and trading securities consisting primarily of residential and commercial mortgage-backed securities and other asset-backed securities. Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital. However, reductions in the credit ratings of these securities would have an impact on the determination of risk-weighted assets which could reduce our regulatory capital ratios. In addition, other-than-temporary impairments on available for sale securities would reduce our regulatory capital ratios.

BUSINESS SEGMENTS REVIEW

In 2008 and 2007, we had four major businesses engaged in providing banking, asset management and global fund processing products and services. Business segment results, including inter-segment revenues, and a description of each business are included in Note 27 Segment Reporting included in the Notes To Consolidated Financial Statements under Item 8 of this Report.

Certain revenue and expense amounts included in this Business Segments Review differ from the amounts shown in Note 27 due to the presentation in this Business Segments Review of business revenue on a taxable-equivalent basis, income statement classification differences related to Global Investment Servicing, the inclusion of the results of Hilliard Lyons, including the March 2008 gain on sale, in the “Other” category, and the inclusion of 2008 Albridge Solutions and Coates Analytics and 2007 BlackRock/MLIM transaction integration costs in the “Other” category.

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

Employee data as reported by each business segment in the tables that follow reflect PNC legacy staff directly employed by the respective businesses and excludes corporate and shared services employees. National City legacy employees totaling 31,374 at December 31, 2008 are not included in any of PNC’s business segment tables.

Beginning in the first quarter of 2009, PNC expects to have three new reportable business segments which are described in Note 28 Subsequent Event included in the Notes To Consolidated Financial Statements under Item 8 of this Report.

Results Of Businesses – Summary

Year ended December 31 - in millions	Earnings		Revenue		Average Assets (a)
	2008	2007	2008	2007	2008	2007
Retail Banking (b)	$429	$876	$3,608	$3,580	$46,578	$41,943
Corporate & Institutional Banking	225	432	1,531	1,538	36,994	29,052
BlackRock	207	253	261	338	4,240	4,259
Global Investment Servicing (c)	122	128	916	831	5,278	2,476
Total business segments	983	1,689	6,316	6,287	93,090	77,730
Other (d) (e)	(101)	(222)	874	418	48,930	45,688
Total consolidated	$882	$1,467	$7,190	$6,705	$142,020	$123,418
(a)	Period-end balances for BlackRock and Global Investment Servicing.
(b)	Amounts reflect the reclassification of results for Hilliard Lyons, which we sold on March 31, 2008, and the related gain on sale, from Retail Banking to “Other.”
(c)	Global Investment Servicing revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs. Global Investment Servicing income classified as net interest income (expense) in Note 27 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 8 of this Report represents the interest components of nonoperating income (net of nonoperating expense) and debt financing.
(d)	“Other” for 2008 includes $422 million of after-tax integration costs, including conforming provision for credit losses, primarily related to National City. “Other” for the 2007 includes $99 million of after-tax integration costs and $53 million of after-tax Visa indemnification costs.

“Other” also includes results related to our cross-border lease portfolio for both 2008 and 2007. However, 2006 results for this item are included in Corporate & Institutional Banking in Note 27 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 8 of this Report.
(e)	“Other” average assets are comprised primarily of investment securities and residential mortgage loans associated with asset and liability management activities.

RETAIL BANKING (a)

Year ended December 31 Dollars in millions except as noted	2008	2007
INCOME STATEMENT
Net interest income	$1,992	$2,062
Noninterest income
Asset management	420	445
Service charges on deposits	362	339
Brokerage	153	134
Consumer services	419	392
Other	262	208
Total noninterest income	1,616	1,518
Total revenue	3,608	3,580
Provision for credit losses	612	138
Noninterest expense	2,284	2,045
Pretax earnings	712	1,397
Income taxes	283	521
Earnings	$429	$876
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$14,678	$14,209
Indirect	2,050	1,897
Education	2,012	110
Other consumer	1,761	1,487
Total consumer	20,501	17,703
Commercial and commercial real estate	14,677	12,534
Floor plan	997	978
Residential mortgage	2,362	1,992
Other	67	70
Total loans	38,604	33,277
Goodwill and other intangible assets	6,132	4,920
Loans held for sale	329	1,564
Other assets	1,513	2,182
Total assets	$46,578	$41,943
Deposits
Noninterest-bearing demand	$10,860	$10,513
Interest-bearing demand	9,583	8,876
Money market	19,677	16,786
Total transaction deposits	40,120	36,175
Savings	2,701	2,678
Certificates of deposit	16,397	16,637
Total deposits	59,218	55,490
Other liabilities	329	417
Capital	3,773	3,481
Total funds	$63,320	$59,388
PERFORMANCE RATIOS
Return on average capital	11%	25%
Noninterest income to total revenue	45	42
Efficiency	63	57

OTHER INFORMATION (b) (c)
Credit-related statistics:
Commercial nonperforming assets	$540	$187
Consumer nonperforming assets	79	38
Total nonperforming assets (d)	$619	$225
Commercial net charge-offs	$239	$71
Consumer net charge-offs	129	60
Total net charge-offs	$368	$131
Commercial net charge-off ratio	1.52%	.52%
Consumer net charge-off ratio	.56%	.30%
Total net charge-off ratio	.95%	.39%

At December 31 Dollars in millions except as noted	2008	2007
OTHER INFORMATION CONTINUED (b) (c)
Other statistics:
Full-time employees	11,481	11,022
Part-time employees	2,363	2,298
ATMs	4,041	3,900
Branches (e)	1,148	1,109
ASSETS UNDER ADMINISTRATION (in billions) (f)
Assets under management
Personal	$38	$49
Institutional	19	20
Total	$57	$69
Asset Type
Equity	$26	$40
Fixed income	19	17
Liquidity/other	12	12
Total	$57	$69
Nondiscretionary assets under administration
Personal	$23	$30
Institutional	64	82
Total	$87	$112
Asset Type
Equity	$34	$49
Fixed income	19	27
Liquidity/other	34	36
Total	$87	$112
Home equity portfolio credit statistics:
% of first lien positions	38%	39%
Weighted average loan-to-value ratios (g)	73%	73%
Weighted average FICO scores (h)	727	727
Annualized net charge-off ratio	.52%	.20%
Loans 90 days past due	.58%	.37%
Checking-related statistics:
Retail Banking checking relationships	2,432,000	2,272,000
Consumer DDA households using online banking	1,238,000	1,091,000
% of consumer DDA households using online banking	57%	54%
Consumer DDA households using online bill payment	882,000	667,000
% of consumer DDA households using online bill payment	41%	33%
Small business loans and managed deposits:
Small business loans	$13,483	$13,049
Managed deposits:
On-balance sheet
Noninterest-bearing demand (i)	$8,319	$5,994
Interest-bearing demand	2,157	1,873
Money market	3,638	3,152
Certificates of deposit	880	1,068
Off-balance sheet (j)
Small business sweep checking	3,140	2,780
Total managed deposits	$18,134	$14,867
Brokerage statistics:
Financial consultants (k)	414	364
Full service brokerage offices	23	24
Brokerage account assets (billions)	$15	$19
(a)	Information for all periods presented excludes the impact of National City, which PNC acquired on December 31, 2008, and Hilliard Lyons, which was sold on March 31, 2008, and whose results have been reclassified to “Other.”
(b)	Presented as of December 31 except for net charge-offs and net charge-off ratio.
(c)	Amounts as of and for the year ended December 31, 2008 include the impact of Yardville. Amounts subsequent to April 4, 2008 include the impact of Sterling.

(d)	Includes nonperforming loans of $605 million at December 31, 2008 and $215 million at December 31, 2007.
(e)	Excludes certain satellite branches that provide limited products and service hours.
(f)	Excludes brokerage account assets.
(g)	Calculated as of origination date.
(h)	Represents the most recent FICO scores that we have on file.
(i)	The increase at December 31, 2008 compared with December 31, 2007 reflected large customer deposit activity in the last few days of December 2008.
(j)	Represents small business balances. These balances are swept into liquidity products managed by other PNC business segments, the majority of which are off-balance sheet.
(k)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.

The acquisition of National City on December 31, 2008 added 1,441 branches, including 61 branches that we committed to divest, and 2,191 ATMs to our distribution network. Including the impact of National City, our network grew to 2,589 branches and 6,232 ATM machines, giving PNC one of the largest distribution networks among US banks. The acquisition also added $53 billion of assets under management to give the combined company $110 billion in assets under management.

All other Retail Banking business segment disclosures in this Item 7 exclude any impact of National City.

Retail Banking’s earnings were $429 million for 2008 compared with $876 million for 2007. The decline in earnings over the prior year was primarily driven by increases in the provision for credit losses and noninterest expense. The 2008 revenue growth was negatively impacted by a lower interest credit attributed to deposits in the declining rate environment and was therefore not reflective of the solid growth in customers and deposits.

Highlights of Retail Banking’s performance during 2008 include the following:

•

Retail Banking expanded the number of customers it serves and grew checking relationships. Total checking relationships increased by a net 160,000 since December 31, 2007, which includes both the conversion of Yardville and Sterling accounts as well as the addition of new relationships through organic growth. Excluding relationships added from acquisitions, net new consumer and business checking relationships grew by 72,000 in 2008 compared with 32,000 a year earlier.

•	Average deposit balances increased $3.7 billion or 7% primarily as a result of strong money market deposit growth and the benefits of the acquisitions.
•

Our investment in online banking capabilities continued to pay off. Since December 31, 2007, the percentage of consumer checking households using online bill payment increased from 33% to 41%. We continue to seek customer growth by expanding our use of technology, such as the recent launch of our “Virtual Wallet” online banking product. Recently, Virtual Wallet received a “Best of the Web” award for 2008 from Online Banking Report.

•

Retail Banking continued to invest in the branch network. During 2008, we opened 19 new branches, consolidated 45 branches, and acquired 65 branches for a total of 1,148 branches at December 31, 2008. We continue to work to optimize our network by opening new branches in high growth areas, relocating branches to areas of higher market opportunity, and consolidating branches in areas of declining opportunity. We relocated 8 branches during 2008.

In October 2008 we announced an exclusive agreement under which we will provide banking services in Giant Food LLC supermarket locations across Virginia, Maryland, Delaware and the District of Columbia. In 2009, we expect to open approximately 40 new in-store branches and install approximately 180 ATMs. Additional locations are expected to open in subsequent years.

Total revenue for 2008 was $3.608 billion, a 1% increase compared with $3.580 billion for 2007. Net interest income of $1.992 billion decreased $70 million, or 3%, compared with 2007. This decline was primarily driven by a lower value attributed to deposits in the declining rate environment partially offset by benefits from earlier acquisitions.

Noninterest income increased $98 million, or 6%, compared with 2007. This growth was attributed primarily to the following:

•	A gain of $95 million from the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering,
•	The Mercantile, Yardville and Sterling acquisitions,
•	Increased volume-related consumer fees including debit card, credit card, and merchant revenue, and
•	Increased brokerage account activities.

These increases were partially offset by lower asset management fees as a result of lower equity markets and by other business gains in the prior year.

The Market Risk Management – Equity and Other Investment Risk section of this Financial Review includes further information regarding Visa.

The provision for credit losses for 2008 was $612 million compared to $138 million for 2007. Net charge-offs were $368 million for 2008 and $131 million in 2007. Asset quality continued to migrate at an accelerated pace in the very challenging economic and credit environment. The increases in provision and net charge-offs were primarily a result of the following:

•	Downward credit migration of residential real estate development and related sectors, commercial real estate, and commercial and industrial loan portfolios, and
•	Increased levels of consumer and commercial charge-offs given the current credit environment.

Based upon the current environment and the acquisition of National City, we believe the provision and nonperforming assets will continue to increase in 2009 versus 2008 levels.

Noninterest expense for 2008 totaled $2.284 billion, an increase of $239 million compared with 2007. Approximately 76% of this increase was attributable to acquisitions and continued investments in the business such as the branch network and innovation.

Full-time employees at December 31, 2008 totaled 11,481, an increase of 459 over the prior year. Part-time employees have increased by 65 since December 31, 2007. The increase in full-time and part-time employees was primarily the result of the Yardville and Sterling acquisitions.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Furthermore, core checking accounts are critical to our strategy of expanding our payments business. Average total deposits increased $3.7 billion, or 7%, compared with 2007.

•

Average money market deposits increased $2.9 billion, and average certificates of deposits declined $.2 billion. Money market deposits experienced core growth and both deposit categories benefited from the acquisitions. The decline in certificates of deposits was a result of a focus on relationship customers rather than pursuing higher-rate single service customers. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers.

•	Average demand deposit growth of $1.1 billion, or 5%, was primarily driven by acquisitions as organic growth was impacted by current economic conditions, such as lower average balances per account.

Currently, we are focused on a relationship-based lending strategy that targets specific customer sectors (homeowners, students, small businesses and auto dealerships) while seeking a moderate risk profile for the loans that we originate.

•	Average commercial and commercial real estate loans grew $2.1 billion, or 17%, compared with 2007. The increase was primarily attributable to acquisitions. Organic loan growth reflecting the strength of increased small business loan demand from existing customers and the acquisition of new relationships through our sales efforts was also a factor in the increase. At December 31, 2008, commercial and commercial real estate loans totaled $14.6 billion. This portfolio included $3.2 billion of commercial real estate loans, of which approximately $2.4 billion were related to our expansion from earlier acquisitions into the greater Maryland and Washington, DC markets. Approximately $.4 billion of the commercial real estate loans were in residential real estate development.

•

Average home equity loans grew $469 million, or 3%, compared with 2007 primarily due to acquisitions. Our home equity loan portfolio is relationship based, with 93% of the portfolio attributable to borrowers in our primary geographic footprint. We monitor this portfolio closely and the nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average education loans grew $1.9 billion compared with 2007. The increase was primarily the result of the transfer of approximately $1.8 billion of education loans previously held for sale to the loan portfolio during the first quarter of 2008. The Loans Held For Sale portion of the Consolidated Balance Sheet Review section of this Financial Review includes additional information related to this transfer.

•	Average residential mortgage loans increased $370 million primarily due to the addition of loans from acquisitions.

Assets under management of $57 billion at December 31, 2008 decreased $12 billion compared with the balance at December 31, 2007. The decline in assets under management was primarily due to comparatively lower equity markets partially offset by the Sterling acquisition and positive net inflows. New business sales efforts and new client acquisition and growth were ahead of our expectations.

Nondiscretionary assets under administration of $87 billion at December 31, 2008 decreased $25 billion compared with the balance at December 31, 2007. This decline was primarily driven by comparatively lower equity markets and net outflows resulting from the reduction in several significant relationships.

CORPORATE & INSTITUTIONAL BANKING (a)

Year ended December 31 Dollars in millions except as noted	2008	2007
INCOME STATEMENT
Net interest income	$1,037	$818
Noninterest income
Corporate service fees	545	564
Other	(51)	156
Noninterest income	494	720
Total revenue	1,531	1,538
Provision for credit losses	366	125
Noninterest expense	882	818
Pretax earnings	283	595
Income taxes	58	163
Earnings	$225	$432
AVERAGE BALANCE SHEET
Loans
Corporate (b)	$12,485	$9,930
Commercial real estate	5,631	4,408
Commercial – real estate related	3,022	2,390
Asset-based lending	5,274	4,595
Total loans (b)	26,412	21,323
Goodwill and other intangible assets	2,247	1,919
Loans held for sale	2,053	1,319
Other assets	6,282	4,491
Total assets	$36,994	$29,052
Deposits
Noninterest-bearing demand	$7,598	$7,301
Money market	5,216	4,784
Other	2,286	1,325
Total deposits	15,100	13,410
Other liabilities	5,479	3,347
Capital	2,616	2,152
Total funds	$23,195	$18,909
PERFORMANCE RATIOS
Return on average capital	9%	20%
Noninterest income to total revenue	32	47
Efficiency	58	53
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$243	$200
Acquisitions/additions	31	88
Repayments/transfers	(25)	(45)
End of period	$249	$243
OTHER INFORMATION
Consolidated revenue from (c):
Treasury management	$545	$476
Capital markets	$336	$290
Commercial mortgage loan sales and valuations (d)	$(115)	$19
Commercial mortgage loan servicing (e)	180	233
Commercial mortgage banking activities	$65	$252
Total loans (f)	$28,996	$23,861
Nonperforming assets (f) (g)	$749	$243
Net charge-offs	$168	$70
Full-time employees (f)	2,294	2,290
Net carrying amount of commercial mortgage servicing rights (f)	$654	$694
(a)	Information for all periods presented excludes the impact of National City, which PNC acquired on December 31, 2008.
(b)	Includes lease financing.
(c)	Represents consolidated PNC amounts.
(d)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income from loan servicing and ancillary services.
(f)	At December 31.
(g)	Includes nonperforming loans of $747 million at December 31, 2008 and $222 million at December 31, 2007.

Corporate & Institutional Banking earned $225 million in 2008 compared with $432 million in 2007. The 48% decline in earnings over 2007 was primarily driven by an increase in the provision for credit losses and by higher valuation losses on commercial mortgage loans held for sale, net of hedges.

•

Net interest income grew $219 million, or 27%, in 2008 compared with 2007. The increase over the prior year was primarily a result of an increase in commercial mortgage loans held for sale, organic loan growth and acquisitions.

•

Corporate service fees decreased $19 million compared with 2007 to $545 million. The fourth quarter of 2008 included a $35 million impairment charge on commercial mortgage servicing rights due to the effect of lower interest rates. Increases in treasury management, structured finance and syndication fees more than offset declines in commercial mortgage servicing fees, net of amortization, and merger and acquisition advisory fees.

•

Other noninterest income was negative $51 million for 2008 compared with income of $156 million in 2007. Losses of $197 million on commercial mortgage loans held for sale, net of hedges, were included in other noninterest income for 2008 compared with gains of $3 million in 2007. These non-cash valuation losses reflected illiquid market conditions which began in the latter part of 2007.

•

PNC adopted SFAS 159 beginning January 1, 2008 and elected to account for its loans held for sale and intended for securitization at fair value. We stopped originating these loans during the first quarter of 2008. We intend to continue pursuing opportunities to reduce our loans held for sale position at appropriate prices. We sold and/or securitized $.6 billion of commercial mortgage loans held for sale carried at fair value in 2008 reducing these fair value assets to $1.4 billion at December 31, 2008.

•

The provision for credit losses was $366 million in 2008 compared with $125 million in 2007. The increase in the provision was primarily due to credit quality migration mainly related to residential real estate development and related sectors along with growth in total credit exposure. Nonperforming assets increased $506 million in the comparison. The largest component of the increase was in commercial real estate and commercial real estate related loans. Based upon the current environment and the acquisition of National City, we believe the provision will continue to increase in 2009 versus 2008 levels.

•

Noninterest expense increased $64 million, or 8%, compared with 2007. The increase was primarily due to the impact of the 2007 ARCS Commercial Mortgage and Mercantile acquisitions, expenses associated with revenue-related activities, growth initiatives mainly in treasury management, higher passive losses associated with low income housing tax credit investments, and write-downs of other real estate owned.

•

Average loan balances increased $5.1 billion, or 24%, compared with 2007. The increase in corporate and commercial real estate loans resulted from higher utilization of credit facilities, organic growth from new and existing clients, and the impact of the Mercantile and Yardville acquisitions.

•	Average deposit balances increased $1.7 billion, or 13%, compared with 2007. The increase resulted primarily from higher time deposits and the impact of acquisitions.
•

The commercial mortgage servicing portfolio was $249 billion at December 31, 2008, an increase of $6 billion from December 31, 2007. Servicing portfolio additions were modest during 2008 due to the declining volumes in the commercial mortgage securitization market.

•

Average other assets and other liabilities increased $1.8 billion and $2.1 billion, respectively. These increases were due to customer driven trading and related hedging transactions. In addition, an increase in customer driven money management activities contributed to the higher other liabilities balance.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on pages 29 and 30.

BLACKROCK

Our BlackRock business segment earned $207 million in 2008 and $253 million in 2007. These results reflect our approximately 33% share of BlackRock’s reported GAAP earnings and the additional income taxes on these earnings incurred by PNC.

PNC’s investment in BlackRock was $4.2 billion at December 31, 2008 and $4.1 billion at December 31, 2007. The book value per share was $98.32 at December 31, 2008.

BLACKROCK LTIP PROGRAMS AND EXCHANGE AGREEMENTS

BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, PNC agreed to transfer up to four million of the shares of BlackRock common stock then held by us to help fund the 2002 LTIP and future programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. Prior to 2006, BlackRock granted awards of approximately $233 million under the 2002 LTIP program, of which approximately $208 million were paid on January 30, 2007. The award payments were funded by 17% in cash from BlackRock and approximately one million shares of BlackRock common stock transferred by PNC and distributed to LTIP participants. We recognized a pretax gain of $82 million in the first quarter of 2007 from the transfer of BlackRock shares. The gain was included in other noninterest income and reflected the excess of market value over book value of the one million shares transferred in January 2007. Additional BlackRock shares were distributed to LTIP participants during the first quarter of 2008, resulting in a $3 million pretax gain in other noninterest income, and during January 2009, resulting in a $1 million pretax gain.

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

PNC’s noninterest income for 2008 included a $243 million pretax gain related to our commitment to fund additional BlackRock LTIP programs. This gain represented the mark-to-market adjustment related to our remaining BlackRock LTIP common shares obligation as of December 31, 2008 and resulted from the decrease in the market value of BlackRock common shares for 2008. PNC’s noninterest income for 2007 included a pretax charge of $209 million for an increase in the market value of BlackRock common shares for that period.

As further described in PNC’s Current Report on Form 8-K filed December 30, 2008, PNC entered into an Exchange Agreement with BlackRock on December 26, 2008. The transactions contemplated by this agreement will restructure PNC’s ownership of BlackRock equity without altering, to any meaningful extent, PNC’s economic interest in BlackRock. PNC will continue to be subject to the limitations on its voting rights in its existing agreements with BlackRock. These transactions will also allow PNC to reduce its net income volatility associated with the quarterly marking-to-market of obligations related to PNC’s delivery of BlackRock stock under the BlackRock LTIP.

Also on December 26, 2008, BlackRock entered into an Exchange Agreement with Merrill Lynch in anticipation of the consummation of the merger of Bank of America Corporation and Merrill Lynch which was completed on January 1, 2009. The PNC and Merrill Lynch Exchange Agreements restructured PNC’s and Merrill Lynch’s respective ownership of BlackRock common and preferred equity. The exchange was completed on February 27, 2009.

PNC will continue to account for its investment in BlackRock under the equity method of accounting, with its share of BlackRock’s earnings reduced from approximately 33% to 31%, solely as a result of the exchange of 2.9 million of its shares of BlackRock common stock for new BlackRock Series C Preferred Stock. The Series C Preferred Stock will not be taken into consideration in determining PNC’s share of BlackRock earnings under the equity method. PNC’s percentage ownership of BlackRock common stock is expected to increase from approximately 36.5% to 46.5%. The increase will result from a substantial exchange of Merrill Lynch’s BlackRock common stock for BlackRock preferred stock. As a result of the BlackRock preferred stock currently held by Merrill Lynch and the new BlackRock preferred stock being issued to Merrill Lynch and PNC under the Exchange Agreements, PNC’s share of BlackRock common stock has been, and will continue to be, higher than its overall share of BlackRock’s equity and earnings.

On February 27, 2009, PNC’s obligation to deliver BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. PNC will account for these preferred shares at fair value as permitted under SFAS 159, which will offset the impact of marking-to-market the liability to deliver these shares to BlackRock.

The transactions related to the Exchange Agreements will not affect our right to receive dividends declared by BlackRock.

QUELLOS TRANSACTION

On October 1, 2007, BlackRock acquired the fund of funds business of Quellos Group, LLC (“Quellos”). The combined fund of funds platform operates under the name BlackRock Alternative Advisors and is one of the largest fund of funds platforms in the world. In connection with the acquisition, BlackRock paid $562 million in cash to Quellos and placed 1.2 million shares of BlackRock common stock into an escrow account. The shares of BlackRock common stock will be held in the escrow account for up to three years and will be available to satisfy certain indemnification obligations of Quellos under the asset purchase agreement. In April 2008, 280,519 common stock shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price. In addition, Quellos may be entitled to receive two contingent payments upon achieving certain investment advisory base and performance fee measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock.

GLOBAL INVESTMENT SERVICING

Year ended December 31 Dollars in millions except as noted	2008	2007
INCOME STATEMENT
Servicing revenue (a)	$947	$863
Operating expense (a)	728	637
Operating income	219	226
Debt financing	34	38
Nonoperating income (b)	3	6
Pretax earnings	188	194
Income taxes	66	66
Earnings	$122	$128
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,301	$1,315
Other assets	3,977	1,161
Total assets	$5,278	$2,476
Debt financing	$850	$989
Other liabilities	3,737	865
Shareholder’s equity	691	622
Total funds	$5,278	$2,476
PERFORMANCE RATIOS
Return on average equity	18%	23%
Operating margin (c)	23	26
SERVICING STATISTICS (at December 31)
Accounting/administration net fund assets (in billions) (d)
Domestic	$764	$869
Offshore	75	121
Total	$839	$990
Asset type (in billions)
Money market	$431	$373
Equity	227	390
Fixed income	103	123
Other	78	104
Total	$839	$990
Custody fund assets (in billions)	$379	$500
Shareholder accounts (in millions)
Transfer agency	14	19
Subaccounting	58	53
Total	72	72
OTHER INFORMATION
Full-time employees (at December 31)	4,934	4,784
(a)	Certain out-of-pocket expense items which are then client billable are included in both servicing revenue and operating expense above, but offset each other entirely and therefore have no effect on operating income. Distribution revenue and expenses which relate to 12b-1 fees that are received from certain fund clients for payment of marketing, sales and service expenses also entirely offset each other, but are netted for presentation purposes above.
(b)	Net of nonoperating expense.
(c)	Total operating income divided by total servicing revenue.
(d)	Includes alternative investment net assets serviced.

Global Investment Servicing earned $122 million for 2008 and $128 million for 2007. Results for 2008 were negatively impacted by declines in asset values and fund redemptions as a result of severe deterioration of the financial markets during the fourth quarter.

Highlights of Global Investment Servicing’s performance for 2008 included:

•

Initiatives in the offshore arena resulted in a 13% increase in offshore servicing revenue. This included the start up of a new servicing location in Poland which employed 69 individuals at year end. Assets serviced, however, decreased by 38% as a direct result of the unsettled global equity markets and the resultant high redemption activity in the latter part of the year.

•

Subaccounting shareholder accounts rose by 5 million, or 9%, to 58 million, as existing clients continued to convert additional fund families to this platform. Global Investment Servicing remains a leading provider of subaccounting services. A prominent new client was won during 2008 due to the combined subaccounting services and wealth reporting capabilities that Global Investment Servicing can now provide as a result of its acquisition of Albridge Solutions in December 2007.

•

Total accounting/administration funds serviced increased 7% over the prior year. However, assets serviced decreased 15% due to declines in asset values and fund outflows resulting from market conditions, primarily in the fourth quarter of 2008.

Servicing revenue for 2008 reached $947 million, an increase of $84 million, or 10%, over 2007. This increase resulted primarily from the acquisitions of Albridge Solutions and Coates Analytics, LP in December 2007, growth in offshore operations, and increased securities lending activities afforded by the volatility in the markets.

Operating expense increased $91 million, or 14%, to $728 million, in 2008 compared with 2007. Investments in technology, a larger employee base to support business growth, and costs related to the acquisitions made in December 2007 drove the higher expense level.

Debt financing costs and nonoperating income were both lower than prior year levels due to the much lower interest rate environment and principal payments on debt during the year.

Global Investment Servicing’s balance sheet was also impacted by the market turmoil at year end as clients chose to leave cash balances uninvested.

Total assets serviced by Global Investment Servicing totaled $2.0 trillion at December 31, 2008 compared with $2.5 trillion at December 31, 2007. The decline in assets serviced was a direct result of global market declines.

CRITICAL ACCOUNTING

ESTIMATES AND JUDGMENTS

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

Fair Value Measurements

We must use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. This includes the initial measurement at fair value of the assets acquired and liabilities assumed in acquisitions qualifying as business combinations under SFAS 141 or SFAS 141(R), “Business Combinations.” The valuation of both financial and nonfinancial assets and liabilities in these transactions require numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis, including those elected under SFAS 159, include available for sale and trading securities, financial derivatives, certain commercial and residential mortgage loans held for sale, customer resale agreements, private equity investments, and residential mortgage servicing rights. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

Effective January 1, 2008, PNC adopted SFAS 157. SFAS 157 defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. SFAS 157 established a three level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable.

The following sections of this Report provide further information on this type of activity:

•	Fair Value Measurements and Fair Value Option included within this Item 7, and
•	Note 8 Fair Value included in Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Commercial lending is the largest category of credits and is the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $2.6 billion, or 67%, of the allowance for loan and lease losses at December 31, 2008 to the commercial lending category. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity. Approximately $1.2 billion, or 32%, of the allowance for loan and lease losses at December 31, 2008 have been allocated to these consumer lending categories. The remainder of the allowance is allocated to the other loans category.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information:

•

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of this Item 7 (which includes an illustration of the estimated impact on the aggregate of the allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit assuming we increased pool reserve loss rates for certain loan categories), and

•

Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report, and Allocation Of Allowance For Loan And Lease Losses in the Statistical Information (Unaudited) section.

Estimated Cash Flows on Impaired Loans

AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) provides guidance for accounting for certain loans that have experienced a deterioration of credit quality at the time of acquisition for which it is probable that the investor will be unable to collect all contractually required payments. The application of this guidance requires a two-step process: the determination of which loans qualify due to credit quality deterioration and the determination of fair value and undiscounted expected cash flows for the loans that are in the scope of SOP 03-3. SOP 03-3 prohibits “carrying over” or creation of an allowance for loan losses in the initial accounting of all loans in scope.

In our assessment of credit quality deterioration, we must make numerous assumptions, interpretations and judgments, based on internal and third-party credit quality information and ultimately determine whether we believe it is probable that we will not be able to collect all amounts due, including both principal and interest, according to the contractual terms of the loans. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

For those loans that qualify under SOP 03-3, the valuation process involves estimating the fair value of each loan at acquisition and determining the undiscounted expected cash flows to be realized from the loan both at acquisition and periodically throughout the life of the loan. Measurement of the fair value of the loan is based on the provisions of SFAS 157 as discussed above.

The measurement of undiscounted expected cash flows involves assumptions and judgments as to credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds and collateral values. All of these factors are inherently subjective and can result in significant changes in the cash flow estimates over the life of the loan. Such changes increase future earnings volatility due to increases or decreases in the accretable yield (i.e., difference between the undiscounted expected cash flows and the fair value) recognized on the loan or the requirement to record a provision for credit losses if the decline in expected cash flows is attributable to a decline in credit quality.

Goodwill

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Most of our goodwill relates to value inherent in the Retail Banking, Corporate & Institutional Banking and Global Investment Servicing businesses. The value of this goodwill is dependent upon our ability to provide quality, cost effective services in the face of competition from other market participants on a national and international basis. We also rely upon continuing investments in processing systems, the development of value-added service features, and the ease of access by customers to our services.

As such, the value of goodwill is ultimately supported by earnings, which is driven by transaction volume and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could result in a current period charge to earnings. At least annually, management reviews the current operating environment and strategic direction of each reporting unit taking into consideration any events or changes in circumstances that may have an effect on the unit. A reporting unit is defined as an operating segment or one level below an operating segment. This input is then used to calculate the fair value of the reporting unit, including goodwill, which is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, then the goodwill of that reporting unit is not considered impaired. During the fourth quarter 2008, and the first quarter of 2009, PNC considered whether the decline in the fair value of our market capitalization due to market conditions is an indicator of declines in the fair value of the reporting units. Although the fair values of the reporting units decreased, their estimated fair values are still considered to be in excess of their respective carrying values. Based on the results of our analysis, there have been no impairment charges related to goodwill. See Note 9 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

We also earn fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services and participating in certain capital markets transactions. Revenue earned on interest-earning assets including the accretion of fair value adjustments on discounts for purchased loans is recognized based on the effective yield of the financial instrument.

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

The following were issued in 2008:

•	FASB Staff Position No. (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”
•	FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”
•	FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”
•	FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”
•

FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”

•	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”
•	FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”
•	SFAS 163, “Accounting for Financial Guarantee Insurance Contracts an Interpretation of FASB Statement No. 60”
•	SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”
•	FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”
•	SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”
•	FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”

The following were issued in 2007:

•	SFAS 141(R), “Business Combinations”
•	SFAS 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”
•	SEC Staff Accounting Bulletin No. 109
•	FIN 46(R) 7, “Application of FASB Interpretation No. 46(R) to Investment Companies”
•	FSP FIN 48-1, “Definition of Settlement in FASB Interpretation (“FIN”) No. 48”
•	SFAS 159

The following were issued in 2006 with an effective date in 2008:

•	SFAS 157
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

The discount rate and compensation increase assumptions do not significantly affect pension expense. However, the expected long-term return on assets assumption does significantly affect pension expense. The expected long-term return on plan assets for determining net periodic pension cost for 2008 was 8.25%, unchanged from 2007. Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to change by up to $7 million as the impact is amortized into results of operations.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2009 estimated expense as a baseline.

Change in Assumption	Estimated Increase to 2009 Pension Expense (In millions)
.5% decrease in discount rate	(a)
.5% decrease in expected long-term return on assets	$16
.5% increase in compensation rate	$2
(a)	De minimis.

We currently estimate a pretax pension expense of $124 million in 2009 compared with a pretax benefit of $32 million in 2008. The 2009 values and sensitivities shown above include the qualified defined benefit plan maintained by National City that we merged into the PNC plan as of December 31, 2008. The expected increase in pension cost is attributable not only to the National City acquisition, but also to the significant variance between 2008 actual investment returns and long-term expected returns.

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of permitted contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. We expect that the minimum required contributions under the law will be zero for 2009.

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees. See Note 15 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

We manage risk toward an overall moderate risk profile. The current economic environment, combined with our acquisition of National City, has increased our risk profile above that desired level. We remain committed to a moderate risk profile and are working to return to that level of overall risk.

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

We use management level risk committees to help ensure that business decisions are executed within our desired risk profile. The Executive Committee (“EC”), consisting of senior management executives, provides oversight for the establishment and implementation of new comprehensive risk management initiatives, reviews enterprise level risk profiles and discusses key risk issues.

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

Risk Monitoring

Corporate risk management reports on a regular basis to our Board regarding the enterprise risk profile of the Corporation. These reports aggregate and present the level of risk by type of risk and communicate significant risk issues, including performance relative to risk tolerance limits. Both the Board and the EC provide guidance on actions to address key risk issues as identified in these reports.

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

Credit quality migration reflected a rapidly weakening economy during 2008, but remained manageable as we were able to maintain a strong capital position and generate positive operating leverage. We remained focused on returning to a moderate risk profile.

Nonperforming Assets by Type

In millions	Dec. 31 2008 (a)	Dec. 31 2007
Nonaccrual loans
Commercial
Retail/wholesale	$88	$39
Manufacturing	141	35
Other service providers	114	48
Real estate related (b)	151	45
Financial services	23	15
Health care	37	4
Other	22	7
Total commercial	576	193
Commercial real estate
Real estate projects	659	184
Commercial mortgage	107	28
Total commercial real estate	766	212
Equipment lease financing	97	3
TOTAL COMMERCIAL LENDING	1,439	408
Consumer
Home equity	66	16
Other	4	1
Total consumer	70	17
Residential real estate
Residential mortgage (c)	139	26
Residential construction	14	1
Total residential real estate (c)	153	27
TOTAL CONSUMER LENDING (c)	223	44
Total nonaccrual loans (c)	1,662	452
Restructured loans		2
Total nonperforming loans (c)	1,662	454
Foreclosed and other assets
Commercial lending	34	23
Consumer	11	8
Residential real estate	458	10
Total foreclosed and other assets	503	41
Total nonperforming assets (c)(d)(e)	$2,165	$495
(a)	Amounts at December 31, 2008 include $722 million of nonperforming assets related to National City. Nonperforming assets of National City are comprised of $250 million of nonperforming loans, including $154 million related to commercial lending and $96 million related to consumer lending, and $472 million of foreclosed and other assets.
(b)	Includes loans related to customers in the real estate and construction industries.
(c)	We have adjusted the December 31, 2007 amounts to be consistent with the current methodology for recognizing nonaccrual residential mortgage loans serviced under master servicing arrangements.
(d)	Excludes equity management assets carried at estimated fair value of $42 million at December 31, 2008 and $4 million at December 31, 2007.
(e)	Excludes loans held for sale carried at lower of cost or market value of $78 million at December 31, 2008 (amount includes troubled debt restructured assets of $5 million) and $25 million at December 31, 2007.

Nonperforming loans at December 31, 2008 included $537 million related to the distressed loan portfolio, of which $103 million were attributable to National City. Details of these nonperforming loans follow.

Nonperforming Loans - Distressed Loan Portfolio

In millions	Dec. 31, 2008
Commercial real estate – real estate projects	$445
Consumer – home equity	29
Residential real estate
Residential mortgage	50
Residential construction	13
Total residential real estate	63
Total nonperforming loans – distressed portfolio	$537

Change In Nonperforming Assets

In millions	2008	2007
January 1	$495	$184
National City acquisition	722
Other acquisitions (a)	9	37
Transferred from accrual	1,981	653
Charge-offs and valuation adjustments	(491)	(167)
Principal activity including payoffs	(381)	(179)
Returned to performing	(127)	(23)
Asset sales	(43)	(10)
December 31	$2,165	$495
(a)	Sterling in 2008; Mercantile and Yardville in 2007.

Total nonperforming assets at December 31, 2008 increased $1.670 billion, to $2.165 billion, from the balance at December 31, 2007. Our nonperforming assets represented .74% of total assets at December 31, 2008 compared with .36% at December 31, 2007. The increase in nonperforming assets reflected higher nonaccrual residential real estate development loans and loans in related sectors, and the addition of $722 million of nonperforming assets related to National City.

Nonperforming assets added with the National City acquisition exclude those loans that we impaired in accordance with SOP 03-3.

We recorded such loans at estimated fair value and considered them to be performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), since certain purchase accounting adjustments will be accreted to interest income over time. The accretion will represent the discount associated with the difference between the expected cash flows and estimated fair value of the loans. This accounting treatment resulted in the return to performing status of $3.2 billion of loans previously classified as nonperforming by National City. The purchase accounting adjustments were estimated as of December 31, 2008 and such estimates may be refined during the first quarter of 2009.

At December 31, 2008, our largest nonperforming asset was approximately $36 million and our average nonperforming loan associated with commercial lending was less than $1 million.

The amount of nonperforming loans that was current as to principal and interest was $555 million at December 31, 2008 and $178 million at December 31, 2007.

Accruing Loans Past Due 90 Days Or More- Summary

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2008 (a)	Dec. 31 2007	Dec. 31 2008 (a)	Dec. 31 2007
Commercial	$97	$14.14%		.05%
Commercial real estate	723	18	2.81	.20
Equipment lease financing	2		.03
Consumer	419	49.80		.27
Residential real estate	2,011	43	9.32	.45
Other	7	12.37		2.91
Total	$3,259	$136	1.86%	.20%
(a)	Amounts include the impact of National City.

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $745 million at December 31, 2008, compared with $134 million at December 31, 2007.

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

We refer you to Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding changes in the allowance for loan and lease losses and in the allowance for unfunded loan commitments and letters of credit. Also see the Allocation Of Allowance For Loan And Lease Losses table in the Statistical Information (Unaudited) section of Item 8 of this Report for additional information included herein by reference.

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

Our pool reserve methodology is sensitive to changes in key risk parameters such as PDs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. Our commercial loans are the largest category of credits and are most sensitive to changes in the key risk parameters and pool reserve loss rates. To illustrate, if we increase the pool reserve loss rates by 5% for all categories of non-impaired commercial loans, then the aggregate of the allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit would increase by $128 million. Additionally, other factors such as the rate of migration in the severity of problem loans will contribute to the final pool reserve allocations.

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

The provision for credit losses totaled $1.517 billion for 2008 compared with $315 million for 2007. Of the total 2008 provision, $990 million was recorded in the fourth quarter, including $504 million of additional provision recorded at December 31, 2008 to conform the National City loan reserving methodology with ours. The differences in methodology include granularity of loss computations, statistical and quantitative factors rather than qualitative assessment, and the extent of current appraisals and risk assessments.

In addition to the impact of National City, the higher provision in 2008 compared with the prior year was driven by general credit quality migration, including residential real estate development and commercial real estate exposure, an increase in net charge-offs, and growth in nonperforming loans. Growth in our total credit exposure also contributed to the higher provision amounts in both comparisons.

In addition, the provision for credit losses for 2008 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of December 31, 2008 reflected loan and total credit exposure growth, changes in loan portfolio composition, and other changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

With a deteriorating economy, we expect credit migration will continue throughout 2009 as credit quality improvements will lag any economic turnaround.

The allowance as a percent of nonperforming loans was 236% and as a percent of total loans was 2.23% at December 31, 2008. These percentages excluding the impact of the National City acquisition were 95% and 1.77%, respectively. We provide a reconciliation of these percentages excluding the National City impact to the GAAP-basis percentages in the Statistical Information (Unaudited) section in Item 8 of this Report. The comparable percentages at December 31, 2007 were 183% and 1.21%. We expect to continue to increase our allowance as a percent of total loans as the market and our credit quality migration dictates.

Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2008
Commercial	$301	$53	$248.80%
Commercial real estate	165	10	155	1.65
Equipment lease financing	3	1		2.08
Consumer	143	15		128.62
Residential real estate	6			6.07
Total	$618	$79		$539.74
2007
Commercial	$156	$30	$126.49%
Commercial real estate	16	1		15.20
Consumer	73	14		59.33
Total	$245	$45		$200.32

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

The amount of reserves for these qualitative factors is assigned to loan categories and to business segments primarily based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 1.76% of the total allowance and .04% of total loans at December 31, 2008.

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

We also sell loss protection to mitigate the net premium cost and the impact of fair value accounting on the CDS in cases where we buy protection to hedge the loan portfolio and for trading purposes. These activities represent additional risk positions rather than hedges of risk.

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

Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net gains from credit default swaps for proprietary trading positions, reflected in other noninterest income in our Consolidated Income Statement, totaled $45 million for 2008 and $38 million for 2007.

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

Our business resiliency program manages the organization’s capabilities to provide services in the case of an event that results in material disruption of business activities. Prioritization of investments in people, processes, technology and facilities is based on different types of events, business risk and criticality. Comprehensive testing validates our resiliency capabilities on an ongoing basis, and an integrated governance model is designed to help assure transparent management reporting.

Insurance

As a component of our risk management practices, we purchase insurance designed to protect us against accidental loss or losses which, in the aggregate, may significantly affect personnel, property, financial objectives, or our ability to continue to meet our responsibilities to our various stakeholder groups.

PNC, through subsidiary companies, Alpine Indemnity Limited and Advent Guaranty Corporation, provides insurance coverage for its general liability, automobile liability, management liability, fidelity, employment practices liability, special crime, workers’ compensation, property and terrorism programs. PNC’s risks associated with its participation as an insurer for these programs are mitigated through policy limits and annual aggregate limits. Risks in excess of Alpine and Advent policy limits and annual aggregates are mitigated through the purchase of direct coverage provided by various insurers up to limits established by PNC’s Corporate Insurance Committee.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements, trading securities, interest-earning deposits with banks, and other short-term investments) and securities available for sale. At December 31, 2008, our liquid assets totaled $59.6 billion, with $22.5 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

PNC Bank, N.A. and National City Bank can borrow from the Federal Reserve Bank of Cleveland’s (“Federal Reserve Bank”) discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (“FHLB”)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At December 31, 2008, we maintained significant unused borrowing capacity from the Federal Reserve Bank discount window and FHLB-Pittsburgh under current collateral requirements. In addition, National City Bank is a member of FHLB – Cincinnati.

Information regarding amounts pledged, for the ability to borrow if necessary, and borrowings related to the Federal Reserve Bank, FHLB – Pittsburgh and FHLB – Cincinnati are as follows:

In billions	Dec. 31, 2008	Dec. 31, 2007
Pledged to Federal Reserve Bank
Loans	$32.9	$1.6
Securities	$11.0	$18.8
Combined collateral value	$35.4	$18.2
Pledged to FHLB-Pittsburgh
Loans	$27.1	$33.5
Securities	$5.3	$4.3
Combined collateral value	$16.7	$23.5
Pledged to FHLB-Cincinnati
Loans	$22.3
Securities	$1.1
Combined collateral value	$6.5
Outstanding borrowings
Federal Reserve Bank	$2.0
FHLB – Pittsburgh	$8.8	$6.8
FHLB – Cincinnati	$6.5
Total	$17.3	$6.8
Unused borrowing capacity
Federal Reserve Bank	$33.4	$18.2
FHLB– Pittsburgh	$7.9	16.7
FHLB – Cincinnati	—	—
Total	$41.3	$34.9

Total FHLB borrowings were $18.1 billion at December 31, 2008 compared with $7.1 billion at December 31, 2007. We increased total FHLB borrowings during 2008 which provided us with additional liquidity at relatively attractive rates.

We can also obtain funding through traditional forms of borrowing, including federal funds purchased, repurchase agreements, and short and long-term debt issuances. PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through December 31, 2008, PNC Bank, N.A. had issued $6.9 billion of debt under this program.

PNC Bank, N.A. also has the ability to offer up to $3.0 billion of its commercial paper. As of December 31, 2008, $327 million of commercial paper was outstanding under this program.

As of December 31, 2008, there were $3.1 billion of PNC Bank, N.A. and $4.8 billion of National City Bank short- and long-term debt issuances, including commercial paper, with maturities of less than one year.

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

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet these requirements over the succeeding 12-month period. In managing parent company liquidity we consider funding sources, such as expected dividends to be received from our subsidiaries and potential debt issuance, and discretionary funding uses, the most significant of which is the external dividend to be paid on PNC’s stock. On March 1, 2009, the Board decided to reduce PNC’s quarterly common stock dividend from $0.66 to $0.10 per share. This action will reduce the cash requirement for annual external dividends by approximately $1.0 billion.

The principal source of parent company cash flow is the dividends it receives from its subsidiary banks, which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 23 Regulatory Matters in the Notes to Consolidated Financial Statements in Item 8 of this Report for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities,” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $351 million at December 31, 2008. National City Bank had no statutory dividend capacity as of December 31, 2008.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of December 31, 2008, the parent company had approximately $4.2 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

In December 2008, PNC Funding Corp issued the following securities totaling $2.9 billion under the FDIC’s Temporary Liquidity Guarantee Program-Debt Guarantee Program:

•	$2 billion of fixed rate senior notes due June 2012. These notes pay interest semiannually at a fixed rate of 2.3%.
•	$500 million of fixed rate senior notes due June 2011. These notes pay interest semiannually at a fixed rate of 1.875%.
•	$400 million of floating rate senior notes due June 2011. Interest will be reset quarterly to 3-month LIBOR plus 28 basis points and interest will be paid quarterly.

Each of these series of senior notes is guaranteed by the parent company and by the FDIC and is backed by the full faith and credit of the United States through June 30, 2012.

See the Executive Summary section of this Financial Review and Note 19 Shareholders’ Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report for information regarding PNC’s December 31, 2008 issuance of $7.6 billion of preferred stock and related common stock warrant to the US Treasury under the TARP Capital Purchase Program.

PNC Funding Corp has the ability to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of December 31, 2008, $99 million of commercial paper was outstanding under this program.

We have effective shelf registration statements which enable us to issue additional debt and equity securities, including certain hybrid capital instruments. As of December 31, 2008, there were $1.4 billion of parent company contractual obligations, including commercial paper, with maturities of less than one year.

We also provide tables showing contractual obligations and various other commitments representing required and potential cash outflows as of December 31, 2008 under the heading “Commitments” below.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of December 31, 2008.

Contractual Obligations		Payment Due By Period
December 31, 2008 - in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$75,919	$44,877	$17,758	$9,011	$4,273
Federal Home Loan Bank borrowings	18,126	5,058	7,887	4,694	487
Other borrowed funds	34,114	13,533	6,730	4,129	9,722
Minimum annual rentals on noncancellable leases	2,615	329	579	459	1,248
Nonqualified pension and postretirement benefits	567	62	124	117	264
Purchase obligations (a)	1,145	398	472	215	60
Total contractual cash obligations	$132,486	$64,257	$33,550	$18,625	$16,054
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)		Amount Of Commitment Expiration By Period
December 31, 2008 - in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Other unfunded loan commitments	$62,665	$27,260	$22,317	$12,358	$730
Home equity lines of credit	23,195	14,342	8,853
Consumer credit card lines	19,028	17,549	1,479
Standby letters of credit (b)	10,317	3,855	3,916	2,352	194
Other commitments (c)	1,408	595	390	302	121
Total commitments	$116,613	$63,601	$36,955	$15,012	$1,045
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $5.1 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Includes unfunded commitments related to private equity investments of $540 million and other investments of $178 million which are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $690 million which are included in other liabilities on the Consolidated Balance Sheet.

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

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2008 and 2007 follow:

Interest Sensitivity Analysis

	Fourth Quarter 2008	Fourth Quarter 2007
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(0.7)%	(2.8)%
100 basis point decrease	(0.5)%	2.9%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	1.9%	(6.4)%
100 basis point decrease	(3.1)%	4.4%
Duration of Equity Model
Base case duration of equity (in years):	NM (a)	2.1
Key Period-End Interest Rates
One month LIBOR	.44%	4.60%
Three-year swap	1.76%	3.91%
(a)	NM = not meaningful. Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity To Alternative Rate Scenarios (Fourth Quarter 2008)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	0.5%	(0.2)%	2.3%
Second year sensitivity	4.9%	2.4%	2.3%

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

The results of the fourth quarter 2008 interest sensitivity analyses reflect our current best estimates of the impact of integrating National City’s balance sheet, including the preliminary effects of purchase accounting, balance sheet repositioning, and deposit pricing strategies. Going forward as these estimates and strategies are finalized or revised, the results of our analyses may change. The fourth quarter 2008 analyses also reflect the impact of the rapid decline in market interest rates that occurred during that quarter, in which period-end one-month LIBOR and three-year swap rates declined 349 basis points and 197 basis points, respectively.

The fourth quarter 2008 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During 2008, our VaR ranged between $5.4 million and $18.4 million, averaging $10.8 million. During 2007, our VaR ranged between $6.1 million and $12.8 million, averaging $8.5 million. The increase in VaR compared with 2007 reflected ongoing market volatility.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Under typical market conditions, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. As a result of increased volatility in certain markets, there were 10 such instances during 2008 compared with two such instances in 2007.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the past three years was as follows:

Year end December 31 – in millions	2008	2007	2006
Net interest income (expense)	$72	$7	$(6)
Noninterest income	(55)	104	183
Total trading revenue	$17	$111	$177
Securities underwriting and trading (a)	$(17)	$41	$38
Foreign exchange	73	58	55
Financial derivatives	(39)	12	84
Total trading revenue	$17	$111	$177
(a)	Includes changes in fair value for certain loans accounted for at fair value.

The decline in total trading revenue for 2008 primarily related to losses sustained in our proprietary trading activities. These decreases reflected the negative impact of significant widening of market credit spreads in extremely illiquid markets. We took the following steps during 2008 to reduce our proprietary trading positions:

•	Sold Hilliard Lyons on March 31, 2008, including their proprietary trading positions;
•	Significantly reduced the PNC Capital Markets municipal bond arbitrage book during the first half of 2008, closing it completely by August 2008;
•	Reduced significantly proprietary risk taking within the customer-focused equity derivatives book during 2008;
•	Reduced convertible arbitrage book positions during 2008 from close to $225 million face value of bonds to close to $100 million;
•

Terminated all derivative positions hedging municipal bond exposure in tender option bond trusts, terminated the trusts, and transferred the remaining long municipal bond position (approximately $300 million face value) to the available for sale portfolio. This transfer occurred in the fourth quarter of 2008;

•

Sold down approximately 80% of the positions in the non-agency mortgage-backed securities and commercial mortgage-backed securities proprietary trading books during 2008. The remaining positions (market value of approximately $300 million) were transferred to the available for sale portfolio after terminating swap hedges. This transfer occurred in the fourth quarter of 2008; and

•	Significantly reduced all other proprietary trading positions including interest rate swaps, futures, swap options and credit default swaps.

Trading securities at December 31, 2008 totaled $1.7 billion, including $1 billion from National City, compared with $3.6 billion at December 31, 2007 and reflected our risk management actions outlined above.

Average trading assets and liabilities for the past three years consisted of the following:

Year ended - in millions	2008	2007	2006
Assets
Securities (a)	$2,387	$2,708	$1,712
Resale agreements (b)	1,794	1,133	623
Financial derivatives (c)	2,389	1,378	1,148
Loans at fair value (c)	83	166	128
Total assets	$6,653	$5,385	$3,611
Liabilities
Securities sold short (d)	$1,294	$1,657	$965
Repurchase agreements and other borrowings (e)	756	520	833
Financial derivatives (f)	2,423	1,384	1,103
Borrowings at fair value (f)	22	39	31
Total liabilities	$4,495	$3,600	$2,932
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance Sheet And Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Other borrowed funds.
(e)	Included in Repurchase agreements and Other borrowed funds.
(f)	Included in Accrued expenses and other liabilities.

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

BlackRock

PNC owns approximately 43 million shares of BlackRock common stock, accounted for under the equity method. Our total investment in BlackRock was $4.2 billion at December 31, 2008 compared with $4.1 billion at December 31, 2007. The market value of our investment in BlackRock was $5.8 billion at December 31, 2008. The primary risk measurement, similar to other equity investments, is economic capital.

The discussion of BlackRock within the Business Segments Review section of this Item 7 includes information about changes in our ownership structure of BlackRock in 2009.

Tax Credit Investments

Included in our equity investments are limited partnerships that sponsor tax credit investments. These investments, consisting of partnerships as well as equity investments held by consolidated partnerships, totaled $2.3 billion at December 31, 2008. Investments accounted for under the equity method totaled $1.7 billion while investments accounted for under the cost method totaled $648 million at December 31, 2008. These investments totaled $1.0 billion at December 31, 2007, all of which were accounted for under the equity method.

Visa

At December 31, 2008, our remaining investment in Visa Class B common shares totaled approximately 23.2 million shares, including 19.7 million shares acquired in connection with our National City acquisition. The Visa B shares owned by National City were recorded by PNC at fair value (including a liquidity discount) as part of our acquisition. The PNC-owned Visa B shares are recorded at zero book value. Considering the expected reduction in the IPO conversion ratio due to settled litigation reported by Visa, these shares would convert to approximately 14.6 million of the publicly traded Visa Class A common shares. Based on the December 31, 2008 closing price of $52.45 for the Visa shares, our remaining investment had an unrecognized pretax value of approximately $312 million at that date. The Visa Class B common shares we own generally will not be transferable until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation. As stated above, it is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future. Note 25 Commitments and Guarantees in our Notes To Consolidated Financial Statements included in Item 8 of this Report has further information on our Visa indemnification obligation.

Private Equity

The private equity portfolio is comprised of equity and mezzanine investments that vary by industry, stage and type of investment. Private equity investments are reported at fair value. Changes in the values of private equity investments are reflected in our results of operations. Due to the nature of the investments, the valuations incorporate assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among other factors, to determine the estimated fair value of the investments. Market conditions and actual performance of the investments could differ from these assumptions. Accordingly, lower valuations may occur that could adversely impact earnings in future periods. Also, the valuations may not represent amounts that will ultimately be realized from these investments. See Note 1 Accounting Policies in Item 8 for additional information.

At December 31, 2008, private equity investments carried at estimated fair value totaled $1.2 billion compared with $561 million at December 31, 2007. As of December 31, 2008, $620 million was invested directly in a variety of companies and $566 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The minority and noncontrolling interests of these funds totaled $142 million as of December 31, 2008. Our unfunded commitments related to private equity totaled $540 million at December 31, 2008 compared with $270 million at December 31, 2007.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At December 31, 2008, other investments totaled $853 million compared with $384 million at December 31, 2007. We recognized losses related to these investments of $156 million during 2008 including $76 million in the fourth quarter. Given the nature of these investments and if current market conditions affecting their valuation were to continue or worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $178 million at December 31, 2008 compared with $79 million at December 31, 2007.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 17 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at December 31, 2008 and 2007. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives – 2008

December 31, 2008 - dollars in millions	Notional/ Contractual Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted- Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$5,618	$527	3 yrs.	2.18%	4.76%
Liability rate conversion
Interest rate swaps (a)
Receive fixed	9,888	888	3 yrs. 7 mos.	2.27%	4.73%
Total interest rate risk management	15,506	1,415
Total accounting hedges (b)	$15,506	$1,415
Free-Standing Derivatives
Customer-related
Interest rate
Swaps (c)	$97,337	$(161)	4 yrs. 9 mos.	3.08%	3.07%
Caps/floors
Sold (c)	3,878	(12)	4 yrs. 4 mos.	NM	NM
Purchased	2,410	8	2 yrs. 10 mos.	NM	NM
Futures	8,878		1 yr. 1 mo.	NM	NM
Foreign exchange (c)	8,877	(3)	5 mos.	NM	NM
Equity	984	(4)	1 yr.	NM	NM
Swaptions	3,058	160	13 yrs. 2 mos.	NM	NM
Other	335	12	3 yrs. 3 mos.	NM	NM
Total customer-related	125,757	—
Residential mortgage servicing rights	52,980	109	5 yrs. 10 mos.	NM	NM

Other risk management and proprietary
Interest rate
Swaps (d)	24,481	667	3 yrs.	3.93%	2.70%
Caps/floors
Sold	514		1 yr. 4 mos.	NM	NM
Purchased	280	1	4 yrs. 7 mos.	NM	NM
Futures	8,359		8 mos.	NM	NM
Foreign exchange	95		4 mos.	NM	NM
Credit derivatives	2,937	205	13 yrs. 8 mos.	NM	NM
Risk participation agreements	3,290		3 yrs. 1 mo.	NM	NM
Commitments related to mortgage-related assets (c)	18,853	(12)	1 mo.	NM	NM
Options
Swaptions	276	17	10 yrs. 11 mos.	NM	NM
Other (e)	438	44	NM	NM	NM
Total other risk management and proprietary	59,523	922
Total free-standing derivatives	$238,260	$1,031
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 55% were based on 1-month LIBOR and 45% on 3-month LIBOR.
(b)	Fair value amount includes net accrued interest receivable of $147 million.
(c)	The increases in the negative fair values from December 31, 2007 to December 31, 2008 for interest rate contracts, foreign exchange and commitments related to mortgage-related assets were due to the changes in fair values of the existing contracts along with new contracts entered into during 2008.
(d)	Due to the adoption of SFAS 159 as of January 1, 2008, we discontinued hedge accounting for our commercial mortgage banking pay-fixed interest rate swaps; therefore, the fair value of these are now reported in this category.
(e)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs. Additional information regarding the BlackRock/MLIM transaction and our BlackRock LTIP shares obligation is included in Note 2 Acquisitions and Divestitures included in the Notes to Consolidated Financial Statements in Item 8 of this Report.
NM	Not meaningful

Financial Derivatives – 2007

December 31, 2007- dollars in millions	Notional/ Contractual Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$7,856	$325	4 yrs. 2 mos.	4.28%	5.34%
Liability rate conversion
Interest rate swaps (a)
Receive fixed	9,440	269	4 yrs. 10 mos.	4.12%	5.09%
Total interest rate risk management	17,296	594
Commercial mortgage banking risk management Pay fixed interest rate swaps (a)	1,128	(79)	8 yrs. 8 mos.	5.45%	4.52%
Total accounting hedges (b)	$18,424	$515
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$61,768	$(39)	5 yrs. 4 mos.	4.46%	4.49%
Caps/floors
Sold	2,837	(5)	6 yrs. 5 mos.	NM	NM
Purchased	2,356	7	3 yrs. 7 mos.	NM	NM
Futures	5,564		8 mos.	NM	NM
Foreign exchange	7,028	8	7 mos.	NM	NM
Equity	1,824	(69)	1 yr. 5 mos.	NM	NM
Swaptions	3,490	40	13 yrs. 10 mos.	NM	NM
Other	200		10 yrs. 6 mos.	NM	NM
Total customer-related	85,067	(58)
Other risk management and proprietary
Interest rate
Swaps	41,247	6	4 yrs. 5 mos.	4.44%	4.47%
Caps/floors
Sold	6,250	(82)	2 yrs. 1 mo.	NM	NM
Purchased	7,760	117	1 yr. 11 mos.	NM	NM
Futures	43,107		1 yr. 7 mos.	NM	NM
Foreign exchange	8,713	5	6 yrs. 8 mos.	NM	NM
Credit derivatives	5,823	42	12 yrs. 1 mo.	NM	NM
Risk participation agreements	1,183		4 yrs. 6 mos.	NM	NM
Commitments related to mortgage-related assets	3,190	10	4 mos.	NM	NM
Options
Futures	39,158	(2)	8 mos.	NM	NM
Swaptions	21,800	49	8 yrs. 1 mo.	NM	NM
Other (c)	442	(201)	NM	NM	NM
Total other risk management and proprietary	178,673	(56)
Total free-standing derivatives	$263,740	$(114)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of a notional amount, 52% were based on 1-month LIBOR, 43% on 3-month LIBOR and 5% on Prime Rate.
(b)	Fair value amounts include net accrued interest receivable of $130 million.
(c)	See (e) on page 70.
NM	Not meaningful

2007 VERSUS 2006

CONSOLIDATED INCOME STATEMENT REVIEW

Summary Results

Consolidated net income for 2007 was $1.467 billion or $4.35 per diluted share and for 2006 was $2.595 billion or $8.73 per diluted share.

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

Net Interest Income

Net interest income was $2.915 billion for 2007 and $2.245 billion for 2006, an increase of $670 million, or 30%. This increase was consistent with the $20.3 billion, or 26%, increase in average interest-earning assets during 2007 compared with 2006. The net interest margin was 3.00% in 2007 and 2.92% for 2006, an increase of 8 basis points.

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

Noninterest Income

Summary

Noninterest income was $3.790 billion for 2007 and $6.327 billion for 2006. Noninterest income for 2007 included the impact of an $83 million gain recognized in connection with our transfer of BlackRock shares to satisfy a portion of PNC’s LTIP obligation and a $210 million net loss representing the mark-to-market adjustment on our LTIP obligation.

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

Additional analysis

Fund servicing fees declined $58 million in 2007, to $835 million, compared with $893 million in the prior year. Amounts for 2006 included $117 million of distribution fee revenue at Global Investment Servicing. Effective January 1, 2007, we refined our accounting and reporting of Global Investment Servicing’s distribution fee revenue and related expense amounts and present these amounts net on a prospective basis. Prior to 2007, the distribution amounts were shown on a gross basis within fund servicing fees and within other noninterest expense and offset each other entirely with no impact on earnings.

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

Assets managed at December 31, 2007 totaled $74 billion compared with $54 billion at December 31, 2006. This increase resulted primarily from the Mercantile acquisition.

Consumer services fees increased $81 million, or 13%, to $692 million in 2007 compared with 2006. The increase reflected the impact of Mercantile, higher brokerage fees, higher debit card revenues resulting from higher transaction volumes, and fees from the credit card business that began in the latter part of 2006.

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

Net securities losses totaled $5 million in 2007 and $207 million in 2006. We took actions during the third quarter of 2006 that resulted in the sale of approximately $6 billion of investment securities at an aggregate pretax loss of $196 million during that quarter.

Other noninterest income decreased $170 million, to $423 million, in 2007 compared with 2006. Net losses of $127 million in 2007 representing the net of the mark-to-market adjustment on our LTIP obligation and gain recognized in connection with our transfer of shares to satisfy a portion of our LTIP obligation, compared with a net loss of $12 million on our LTIP shares obligation in 2006, where such obligation was applicable in the fourth quarter. Noninterest revenue from trading activities totaled $104 million in 2007 compared with $183 million in 2006. While customer trading income increased in comparison, total trading revenue declined in 2007 largely due to the lower economic hedging gains associated with commercial mortgage loan activity and economic hedging losses associated with structured resale agreements. Other noninterest income for 2006 included a $48 million loss incurred in the third quarter in connection with the rebalancing of our residential mortgage portfolio.

Noninterest income for 2006 also included the $2.078 billion gain on the BlackRock/MLIM transaction, whereas there was no similar transaction in 2007.

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

CONSOLIDATED BALANCE SHEET REVIEW

Loans

Loans increased $18.2 billion, or 36%, as of December 31, 2007 compared with December 31, 2006. Our Mercantile acquisition added $12.4 billion of loans including $4.9 billion of commercial, $4.8 billion of commercial real estate, $1.6 billion of consumer and $1.1 billion of residential mortgage loans. Our Yardville acquisition added $1.9 billion of loans.

Securities

Total securities at December 31, 2007 were $30.2 billion compared with $23.2 billion at December 31, 2006. Securities represented 22% of total assets at December 31, 2007 and 23% of total assets at December 31, 2006. Our acquisition of Mercantile included approximately $2 billion of securities classified as available for sale. The increase in total securities compared with December 31, 2006 was primarily due to higher balances in residential mortgage-backed, commercial mortgage-backed and asset-backed securities.

At December 31, 2007, the investment securities balance included a net unrealized loss of $265 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $142 million. The expected weighted-average life of investment securities (excluding corporate stocks and other) was 3 years and 6 months at December 31, 2007 and 3 years and 8 months at December 31, 2006.

Loans Held For Sale

Loans held for sale totaled $3.9 billion at December 31, 2007 compared with $2.4 billion at December 31, 2006.

Loans held for sale included commercial mortgage loans intended for securitization totaling $2.1 billion at December 31, 2007 and $.9 billion at December 31, 2006. The balance at December 31, 2007 increased as market conditions were not conducive to completing securitization transactions during the fourth quarter of 2007.

Loans held for sale also included education loans held for sale of $1.5 billion at December 31, 2007 and $1.3 billion at December 31, 2006. Gains on sales of education loans totaled $24 million in 2007 and $33 million for 2006. These gains are reflected in the other noninterest income line item in our Consolidated Income Statement and in the results of the Retail Banking business segment.

Asset Quality

Total nonperforming assets at December 31, 2007 increased $311 million, to $495 million, compared with December 31, 2006. Nonperforming loans, the largest component of nonperforming assets, increased $294 million, to $454 million, at December 31, 2007 compared with December 31, 2006. Of this increase in nonperforming loans, $192 million occurred during the fourth quarter of 2007. The increase was primarily due to higher nonaccrual commercial real estate loans primarily related to residential real estate development exposure. At December 31, 2007, our largest nonperforming asset was approximately $20 million and our average nonperforming loan associated with commercial lending was approximately $0.5 million.

The ratio of nonperforming assets to total assets rose to .36% at December 31, 2007 compared with .18% at December 31, 2006. The allowance for loan and lease losses was $830 million and represented 1.21% of total loans and 183% of nonperforming loans at December 31, 2007. The comparable amounts were $560 million, 1.12% and 350%, respectively, at December 31, 2006.

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

Funding Sources

Total funding sources were $113.6 billion at December 31, 2007 and $81.3 billion at December 31, 2006. Funding sources increased $32.3 billion in the comparison as total deposits increased $16.4 billion and total borrowed funds increased $15.9 billion. Our acquisition of Mercantile added $12.5 billion of deposits and $2.1 billion of borrowed funds. The Yardville acquisition resulted in $2.0 billion of deposits.

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

Shareholders’ Equity

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

Regulatory capital ratios at December 31, 2007 were 6.2% for leverage, 6.8% for Tier 1 risk-based and 10.3% for total risk-based capital. At December 31, 2006, the regulatory capital ratios were 9.3% for leverage, 10.4% for Tier 1 risk-based and 13.5% for total risk-based capital.

Glossary of Terms

Accounting/administration net fund assets - Net domestic and foreign fund investment assets for which we provide accounting and administration services. We do not include these assets on our Consolidated Balance Sheet.

Adjusted average total assets - Primarily comprised of total average quarterly (or annual) assets plus (less) unrealized losses (gains) on investment securities, less goodwill and certain other intangible assets (net of eligible deferred taxes).

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

Distressed loan portfolio - Includes residential real estate development loans, cross border leases, subprime residential mortgage loans, brokered home equity loans and certain other residential real estate loans. These loans require special servicing and management oversight given current market conditions. The majority of these loans are from acquisitions, primarily National City.

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

Earning assets - Assets that generate income, which include: federal funds sold; resale agreements; trading securities; interest-earning deposits with banks; other short-term investments; loans held for sale; loans, net of unearned income; investment securities; and certain other assets.

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

Impaired loans - Acquired loans determined to be credit impaired under AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Loans are determined to be impaired if there is evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected.

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

Investment securities - Collectively, securities available for sale and securities held to maturity.

Leverage ratio - Tier 1 risk-based capital divided by adjusted average total assets.

LIBOR - Acronym for London InterBank Offered Rate. LIBOR is the average interest rate charged when banks in the London wholesale money market (or interbank market) borrow unsecured funds from each other. LIBOR rates are used as a benchmark for interest rates on a global basis.

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

Nonperforming loans - Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, consumer, and residential mortgage customers and construction customers as well as troubled debt restructured loans. Nonperforming loans do not include loans held for sale or foreclosed and other assets. We do not accrue interest income on loans classified as nonperforming.

Notional amount - A number of currency units, shares, or other units specified in a derivatives contract.

Operating leverage - The period to period dollar or percentage change in total revenue (GAAP basis) less the dollar or percentage change in noninterest expense. A positive variance indicates that revenue growth exceeded expense growth (i.e., positive operating leverage) while a negative variance implies expense growth exceeded revenue growth (i.e., negative operating leverage).

Options - Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell the associated financial instrument at a set price during a specified period or at a specified date in the future.

Other-than-temporary impairment - Impairment occurs when the fair value of a security is less than its cost. The impairment is considered other-than-temporary when it is probable that the holder will be unable to collect all amounts due according to contractual terms of a debt security at acquisition. A few factors that are considered to determine whether a decline in fair value is other than temporary may include a) the length of the time and the extent to which the market value has been less than cost; b) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; or c) the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Securities determined to be other-than-temporary-impaired are written down to fair value with the loss recognized in income during the period in which the assessment is made. The fair value would take into account credit and liquidity risk.

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

Servicing rights - An intangible asset or liability created by an obligation to service assets for others. Typical servicing rights include the right to receive a fee for collecting and forwarding payments on loans and related taxes and insurance premiums held in escrow.

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

Tier 1 risk-based capital - Tier 1 risk-based capital equals: total shareholders’ equity, plus trust preferred capital securities, plus certain minority interests that are held by others; less goodwill and certain other intangible assets (net of eligible deferred taxes relating to taxable and nontaxable combinations), less equity investments in nonfinancial companies less ineligible servicing assets and less net unrealized holding losses on available for sale equity securities. Net unrealized holding gains on available for sale equity securities, net unrealized holding gains (losses) on available for sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for Tier 1 risk-based capital purposes.

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

Total risk-based capital - Tier 1 risk-based capital plus qualifying subordinated debt and trust preferred securities, other minority interest not qualified as Tier 1, eligible gains on available for sale equity securities and the allowance for loan and lease losses, subject to certain limitations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality and/or other matters regarding or affecting PNC that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “will,” “ project” and other similar words and expressions.

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

•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2009 with continued wide market credit spreads, and our view that national economic trends currently point to a continuation of severe recessionary conditions in 2009 followed by a subdued recovery.

•

Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity, and funding. These legal and regulatory developments could include:

–	Changes resulting from the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and other developments in response to the current economic and financial industry environment, including current and future conditions or restrictions imposed as a result of our participation in the TARP Capital Purchase Program.

–

Legislative and regulatory reforms generally, including changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other aspects of the financial institution industry.

–	Increased litigation risk from recent regulatory and other governmental developments.
–	Unfavorable resolution of legal proceedings or regulatory and other governmental inquiries.
–	The results of the regulatory examination and supervision process, including our failure to satisfy the requirements of agreements with governmental agencies.
–	Changes in accounting policies and principles.
•

Our issuance of securities to the US Department of the Treasury may limit our ability to return capital to our shareholders and is dilutive to our common shares. If we are unable previously to redeem the shares, the dividend rate increases substantially after five years.

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

This material is referenced for informational purposes only and should not be deemed to constitute a part of this report.

In addition, our recent acquisition of National City Corporation (“National City”) presents us with a number of risks and uncertainties related both to the acquisition transaction itself and to the integration of the acquired businesses into PNC. These risks and uncertainties include the following:

•

The transaction may be substantially more expensive to complete (including the required divestitures and the integration of National City’s businesses) and the anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•

Our ability to achieve anticipated results from this transaction is dependent on the state going forward of the economic and financial markets, which have been under significant stress recently. Specifically, we may incur more credit losses from National City’s loan portfolio than expected. Other issues related to achieving anticipated financial results include the possibility that deposit attrition or attrition in key client, partner and other relationships may be greater than expected.

•

Litigation and governmental investigations currently pending against National City, as well as others that may be filed or commenced relating to National City’s business and activities before the acquisition could adversely impact our financial results.

•

Our ability to achieve anticipated results is also dependent on our ability to bring National City’s systems, operating models, and controls into conformity with ours and to do so on our planned time schedule. The integration of National City’s business and operations into PNC, which will include conversion of National City’s different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to National City’s or PNC’s existing businesses. PNC’s ability to integrate National City successfully may be adversely affected by the fact that this transaction will result in PNC entering several markets where PNC did not previously have any meaningful retail presence.

In addition to the National City transaction, we grow our business from time to time by acquiring other financial services companies. Acquisitions in general present us with risks, in addition to those presented by the nature of the business acquired, similar to some or all of those described above relating to the National City acquisition.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Risk Management section of Item 7 of this Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included below is the report of our current independent registered public accounting firm. The report of our previous independent registered public accounting firm is included under Item 15 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded National City Corporation from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination on December 31, 2008. We have also excluded National City Corporation from our audit of internal control over financial reporting. National City Corporation’s total assets represented $136 billion of the related consolidated financial statement amount as of December 31, 2008.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 2, 2009

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2008	2007	2006
Interest Income
Loans	$4,138	$4,232	$3,203
Investment securities	1,746	1,429	1,049
Other	429	505	360
Total interest income	6,313	6,166	4,612
Interest Expense
Deposits	1,485	2,053	1,590
Borrowed funds	1,005	1,198	777
Total interest expense	2,490	3,251	2,367
Net interest income	3,823	2,915	2,245
Noninterest Income
Fund servicing	904	835	893
Asset management	686	784	1,420
Consumer services	623	692	611
Corporate services	704	713	626
Service charges on deposits	372	348	313
Net securities losses	(206)	(5)	(207)
Gain on BlackRock/MLIM transaction			2,078
Other	284	423	593
Total noninterest income	3,367	3,790	6,327
Total revenue	7,190	6,705	8,572
Provision for credit losses	1,517	315	124
Noninterest Expense
Personnel	2,154	2,140	2,432
Occupancy	368	350	310
Equipment	359	311	303
Marketing	125	115	104
Other	1,424	1,380	1,294
Total noninterest expense	4,430	4,296	4,443
Income before minority interest and income taxes	1,243	2,094	4,005
Minority interest in income of BlackRock			47
Income taxes	361	627	1,363
Net income	$882	$1,467	$2,595
Earnings Per Common Share
Basic	$2.50	$4.43	$8.89
Diluted	$2.46	$4.35	$8.73
Average Common Shares Outstanding
Basic	344	331	292
Diluted	347	335	297

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31
In millions, except par value	2008	2007
Assets
Cash and due from banks	$4,471	$3,567
Federal funds sold and resale agreements (includes $1,072 measured at fair value at December 31, 2008) (a)	1,856	2,729
Trading securities	1,725	3,556
Interest-earning deposits with banks	14,859	346
Other short-term investments	1,025	227
Loans held for sale (includes $1,400 measured at fair value at December 31, 2008) (a)	4,366	3,927
Investment securities	43,473	30,225
Loans	175,489	68,319
Allowance for loan and lease losses	(3,917)	(830)
Net loans	171,572	67,489
Goodwill	8,868	8,405
Other intangible assets	2,820	1,146
Equity investments	8,554	6,045
Other	27,492	11,258
Total assets	$291,081	$138,920
Liabilities
Deposits
Noninterest-bearing	$37,148	$19,440
Interest-bearing	155,717	63,256
Total deposits	192,865	82,696
Borrowed funds
Federal funds purchased and repurchase agreements	5,153	9,774
Federal Home Loan Bank borrowings	18,126	7,065
Bank notes and senior debt	13,664	6,821
Subordinated debt	11,208	4,506
Other	4,089	2,765
Total borrowed funds	52,240	30,931
Allowance for unfunded loan commitments and letters of credit	344	134
Accrued expenses	3,949	4,330
Other	14,035	4,321
Total liabilities	263,433	122,412
Minority and noncontrolling interests in consolidated entities	2,226	1,654

Shareholders’ Equity
Preferred stock (b)
Common stock – $5 par value
Authorized 800 shares, issued 452 and 353 shares	2,261	1,764
Capital surplus – preferred stock	7,918
Capital surplus – common stock and other	8,328	2,618
Retained earnings	11,461	11,497
Accumulated other comprehensive loss	(3,949)	(147)
Common stock held in treasury at cost: 9 and 12 shares	(597)	(878)
Total shareholders’ equity	25,422	14,854
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$291,081	$138,920

(a) Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.

(b) Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2006 (a)	293	$1,764		$1,299	$9,023	$(267)	$(3,256)	$8,563
Net income					2,595			2,595
Net unrealized securities losses						149		149
Net unrealized losses on cash flow hedge derivatives						13		13
Additional minimum pension liability under SFAS 87						(1)		(1)
Other						3		3
Comprehensive income								2,759
Cash dividends declared
Common					(632)			(632)
Preferred					(1)			(1)
BlackRock/MLIM transaction (b)				262				262
Treasury stock activity (c)				(12)			(121)	(133)
Tax benefit of stock option plans				29				29
Stock options granted				31				31
Effect of BlackRock equity transactions				27				27
Restricted stock/unit and incentive/performance unit share transactions				15				15
Net effect of adopting SFAS 158						(132)		(132)
Balance at December 31, 2006 (a)	293	$1,764		$1,651	$10,985	$(235)	$(3,377)	$10,788
Net income					1,467			1,467
Net unrealized securities losses						(76)		(76)
Net unrealized gains on cash flow hedge derivatives						188		188
Pension, other postretirement and postemployment benefit plan adjustments						(29)		(29)
Other						5		5
Comprehensive income								1,555
Cash dividends declared – common					(806)			(806)
Net effect of adopting FSP FAS 13-2					(149)			(149)
Treasury stock issued for acquisitions	56			872			3,147	4,019
Treasury stock activity – all other	(8)			(17)			(648)	(665)
Tax benefit of stock option plans				18				18
Stock options granted				28				28
Effect of BlackRock equity transactions				53				53
Restricted stock/unit and incentive/performance unit share transactions				13				13
Balance at December 31, 2007 (a)	341	$1,764		$2,618	$11,497	$(147)	$(878)	$14,854
Net effect of adopting EITF 06-4					(12)			(12)
Net effect of adopting SFAS 157 and SFAS 159					17			17
Balance at January 1, 2008	341	$1,764		$2,618	$11,502	$(147)	$(878)	$14,859
Net income					882			882
Other comprehensive income (loss), net of tax
Net unrealized securities losses						(3,459)		(3,459)
Net unrealized gains on cash flow hedge derivatives						199		199
Pension, other postretirement and postemployment benefit plan adjustments						(490)		(490)
Other						(52)		(52)
Comprehensive income (loss)								(2,920)
Cash dividends declared
Common					(902)			(902)
Preferred					(21)			(21)
Common stock activity – acquisition	99	497		5,419				5,916
Treasury stock activity	3			(110)			281	171
Preferred stock issuance – Series K			493					493
Preferred stock issuance – Series L			150					150
Preferred stock issuance – Series N (d)			7,275					7,275
TARP Warrant (d)				304				304
Tax benefit of stock option plans				17				17
Stock options granted				22				22
Effect of BlackRock equity transactions				43				43
Restricted stock/unit and incentive/performance unit share transactions				15				15
Balance at December 31, 2008 (a)	443	$2,261	$7,918	$8,328	$11,461	$(3,949)	$(597)	$25,422

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Represents the portion of our gain on the BlackRock/MLIM transaction that was credited to capital surplus.
(c)	Our net treasury stock activity in 2006 was less than .1 million shares issued.
(d)	Issued to the US Department of Treasury on December 31, 2008 under the TARP Capital Purchase Program.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2008	2007	2006
Operating Activities
Net income	$882	$1,467	$2,595
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,517	315	124
Depreciation, amortization and accretion	325	332	345
Deferred income taxes (benefit)	(261)	78	752
Net securities losses	206	5	207
Loan related valuation adjustments	253	24	45
Gain on BlackRock/MLIM transaction			(2,078)
Net losses (gains) related to BlackRock LTIP shares adjustment	(246)	127	12
Undistributed earnings of BlackRock	(129)	(207)	(39)
Visa redemption gain	(95)
Reversal of legal contingency reserve established in connection with an acquisition due to a settlement	(61)
Excess tax benefits from share-based payment arrangements	(13)	(15)	(29)
Net change in
Trading securities and other short-term investments	1,459	(552)	156
Loans held for sale	50	(1,465)	435
Other assets	(1,974)	37	173
Accrued expenses and other liabilities	5,140	(498)	83
Other	361	(64)	(622)
Net cash provided (used) by operating activities	7,414	(416)	2,159
Investing Activities
Repayment of investment securities	4,246	4,374	3,667
Sales
Investment securities	10,283	6,056	11,102
Visa shares	95
Loans	76	329	1,110
Purchases
Investment securities	(19,482)	(15,884)	(15,707)
Loans	(249)	(2,747)	(3,072)
Net change in
Federal funds sold and resale agreements	1,301	(1,147)	(1,413)
Loans	(4,595)	(2,160)	(278)
Net cash received from divestitures	377	59
Net cash received from (paid for) acquisitions	2,384	(2,602)	(58)
Purchases of corporate and bank-owned life insurance	(350)	(117)	(425)
Interest-earning deposits with Federal Reserve	(6,234)
Other	(838)	(800)	(288)
Net cash used by investing activities	(12,986)	(14,639)	(5,362)
Financing Activities
Net change in
Noninterest-bearing deposits	1,719	230	968
Interest-bearing deposits	2,065	1,769	4,940
Federal funds purchased and repurchase agreements	(8,081)	4,057	(1,058)
Federal Home Loan Bank short-term borrowings	(2,000)	2,000
Other short-term borrowed funds	840	514	239
Sales/issuances
Federal Home Loan Bank long-term borrowings	5,050	4,750
Bank notes and senior debt	3,626	4,523	1,964
Subordinated debt	759	943
Other long-term borrowed funds	96	250	279
Perpetual trust securities	369	490	489
Preferred stock – TARP	7,275
Preferred stock – Other	492
TARP Warrant	304
Treasury stock	375	253	343
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(1,158)	(232)	(1,124)
Bank notes and senior debt	(3,815)	(1,590)	(2,200)
Subordinated debt	(140)	(887)	(471)
Other long-term borrowed funds	(156)	(217)	(26)
Excess tax benefits from share-based payment arrangements	13	15	29
Acquisition of treasury stock	(234)	(963)	(531)
Cash dividends paid	(923)	(806)	(633)
Net cash provided by financing activities	6,476	15,099	3,208
Net Increase In Cash And Due From Banks	904	44	5
Cash and due from banks at beginning of period	3,567	3,523	3,518
Cash and due from banks at end of period	$4,471	$3,567	$3,523
Cash Paid For
Interest	$2,145	$2,973	$2,376
Income taxes	706	659	471
Non-cash Items
Issuance of common stock for acquisitions	5,916	4,019
Issuance of preferred stock for National City acquisition	150
Net increase in investment in BlackRock	126	180	3,179
Transfer from (to) loans held for sale to (from) loans, net	1,763	(288)	(2,280)
Transfer from trading securities to investment securities	599
Impact of FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”	15	252

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

As described in Note 2 Acquisitions and Divestitures, on December 31, 2008, PNC acquired National City Corporation (“National City”), which increased our assets to a total of $291 billion and expanded our total consolidated deposits to $193 billion.

Prior to the acquisition, PNC had businesses engaged in retail banking, corporate and institutional banking, asset management, and global investment servicing, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, New Jersey, Washington DC, Maryland, Virginia, Ohio, Kentucky and Delaware. PNC also provided certain investment servicing internationally.

National City’s primary businesses prior to its acquisition by PNC included commercial and retail banking, mortgage financing and servicing, consumer finance and asset management, operating through an extensive network in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri, Pennsylvania and Wisconsin. National City also conducted selected consumer lending businesses and other financial services on a nationwide basis.

PNC is now in the process of integrating the business and operations of National City with those of PNC.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities.

On December 31, 2008, we acquired National City. Our Consolidated Balance Sheet as of December 31, 2008 and other consolidated information presented as of that date in the Consolidated Financial Statements includes the impact of National City. See Note 2 Acquisition and Divestitures for additional information.

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

Subsequent to the issuance of our 2006 Annual Report on Form 10-K, we determined that the Consolidated Statement of Cash Flows for the year ended December 31, 2006 should be restated. The cash flows related to the 2006 issuance of perpetual trust securities totaling $489 million had previously been classified within the “Operating Activities” section of the Consolidated Statement of Cash Flows. We concluded that such cash flows should have been classified within the “Financing Activities” section of the Consolidated Statement of Cash Flows and, accordingly, restated these amounts in Amendment No. 1 thereto on Form 10-K/A dated February 4, 2008. The Consolidated Statement of Cash Flows included in these Consolidated Financial Statements reflects this restatement.

USE OF ESTIMATES

We prepare the consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our allowance for loan and lease losses, impaired loans, fair value measurements and revenue recognition. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

BUSINESS COMBINATIONS

We record the net assets of companies that we acquire at their estimated fair value at the date of acquisition and we include the results of operations of the acquired companies in our consolidated income statement from the date of acquisition. We recognize as goodwill the excess of the acquisition price over the estimated fair value of the net assets acquired. The excess of the estimated fair value of net assets acquired over the acquisition price is allocated on a pro rata basis to reduce the fair value of intangibles and non-current assets acquired.

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

Based on the guidance contained in FIN 46R, we consolidate a VIE if we are considered to be its primary beneficiary. The primary beneficiary will absorb the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we recognize all of the VIE’s assets, liabilities and noncontrolling interests on our Consolidated Balance Sheet. See Note 3 Variable Interest Entities for information about VIEs that we do not consolidate but in which we hold a significant variable interest.

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

Revenue earned on interest-earning assets including net unearned income and the accretion of purchased loans is recognized based on the constant effective yield of the financial instrument.

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

Service charges on deposit accounts are recognized when earned. Brokerage fees and gains and losses on the sale of securities and certain derivatives are recognized on a trade-date basis.

We record private equity income or loss based on changes in the valuation of the underlying investments or when we dispose of our interest. Dividend income from private equity investments is generally recognized when received and interest income from subordinated private equity debt investments is recorded on an accrual basis.

We recognize revenue from residential and commercial mortgage and other consumer loan servicing; securities and derivatives and foreign exchange trading; and securities underwriting activities as they are earned based on contractual terms, as transactions occur or as services are provided. We recognize any gains from the sale of loans upon cash settlement of the transaction.

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

Income earned from trading securities totaled $116 million in 2008, $116 million in 2007, and $62 million in 2006 and is included in Other interest income in the Consolidated Income Statement.

Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss).

We review all debt securities that are in an unrealized loss position for other-than-temporary impairment. We evaluate outstanding available-for-sale and held-to maturity securities for other-than-temporary impairment on at least a quarterly basis. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments and hedging. After an investment security is determined to be impaired, we evaluate whether the decline in value is other than temporary. When evaluating whether the impairment is other-than-temporary, we take into consideration whether or not we expect to receive all of the contractual cash flows from the investment based on factors that include, but are not limited to: the creditworthiness of the issuer and, in the case of non-agency mortgage-backed securities, the historical and projected performance of the underlying collateral; the length of time and extent that fair value has been less than amortized cost; and our ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, we may also evaluate the business and financial outlook of the issuer, as well as broader industry and sector performance indicators. Declines in the fair value of available for sale debt securities that are deemed other than temporary are recognized on our Consolidated Income Statement in net securities gains / (losses) in the period in which the determination is made. Such impairment charges include the impact of declines in both credit quality and liquidity.

We include all interest on debt securities, including amortization of premiums and accretion of discounts in net interest income using the constant effective yield method. We compute gains and losses realized on the sale of debt securities available for sale on a specific security basis and include them in net securities gains/(losses).

In very limited situations, due to market conditions, management may elect to transfer certain debt securities from the securities available for sale to the held-to-maturity classification. In such cases, any unrealized gain or loss at the date of transfer included in accumulated other comprehensive income is amortized over the remaining life of the security as a yield adjustment. This amortization effectively offsets or mitigates the effect on interest income of the amortization of the premium or discount on the security on the date of transfer.

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

•

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the cost method or the equity method of accounting. We use the cost method for investments in which we are not considered to have influence over the operations of the investee and when cost appropriately reflects our economic interest in the underlying investment. Under the cost method, there is no change to the cost basis unless there is an other than temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in other noninterest income. Distributions received from income of investee on cost method investments are included in interest income or noninterest income depending on the type of investment. We use the equity method for all other general and limited partner ownership interests and limited liability company investments. Under the equity method, we record our equity ownership share of net income or loss of the investee in noninterest income. Investments described above are included in the caption Equity investments on the Consolidated Balance Sheet.

Private Equity Investments

We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair value of publicly traded direct investments are determined using quoted market prices and are subject to various discount factors for sales restrictions, when appropriate. The valuation procedures applied to direct investments in private companies include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. Indirect investments in private equity funds are valued based on the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager provided value are made when available recent portfolio company information or market information indicates a significant change in value from that provided by the manager of the fund. We include all private equity investments on the Consolidated Balance Sheet in the caption Equity investments. Changes in the fair value of private equity investments are recognized in noninterest income.

We consolidate private equity investments when we are the general partner in a limited partnership and have determined that we have control of the partnership. The portion we do not own is reflected in the caption Minority and noncontrolling interests in consolidated entities on the Consolidated Balance Sheet.

Investment in BlackRock, Inc.

We deconsolidated the assets and liabilities of BlackRock, Inc. (“BlackRock”) from our Consolidated Balance Sheet effective September 29, 2006 and now account for our investment in BlackRock under the equity method of accounting. The investment in BlackRock is reflected on our Consolidated Balance Sheet in the caption Equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in the caption Asset management.

We mark to market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (“LTIP”) programs. This obligation is classified as a free standing derivative as disclosed in Note 17 Financial Derivatives. As we transfer the shares for payouts under such LTIP programs, we recognize a gain or loss on those shares. The impact of those transactions is shown on a net basis on our Consolidated Income Statement in Other noninterest income. Our obligation to transfer BlackRock shares related to the LTIP programs and the resulting accounting are described in more detail in Note 2 Acquisitions and Divestitures.

LOANS AND LEASES

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. In conjunction with the acquisition of National City, management designated all acquired loans and leases as either held for investment or held for sale based on its current intent and view of the foreseeable future. Management’s intent and view of the foreseeable future may change based on changes in business strategies, the economic environment and market conditions.

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on loans purchased. Interest on performing loans is accrued based on the principal amount outstanding and recorded in interest income as earned using the constant effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into net interest income, over periods not exceeding the contractual life of the loan.

Certain loans are accounted for at fair value in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” with changes in the fair value reported in other noninterest income. The fair value of these loans was $43 million, or less than .5% of the total loan portfolio, at December 31, 2008.

In addition to originating loans, we also acquire loans through portfolio purchases or acquisitions of other financial services companies. For certain acquired loans that have experienced a deterioration of credit quality at the time of acquisition, we follow the guidance contained in AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). Under SOP 03-3, acquired loans are to be recorded at fair value absent the carry over of any existing valuation allowances. Evidence of credit quality deterioration as of the purchase date may include information and statistics such as bankruptcy events, FICO scores, past due status, current borrower credit scores, and current loan-to-value (LTV). We review the loans acquired for evidence of credit quality deterioration at the date of acquisition and determine if it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the loan’s contractual terms. When both conditions exist, we estimate the amount and timing of undiscounted expected cash flows for each loan either individually or on a pool basis. We estimate the cash flows expected to be collected at acquisition using internal and third party models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds. Collateral values are also incorporated into cash flow estimates. Late fees, which are contractual but not expected to be collected, are excluded from expected future cash flows. The accretable yield is calculated based upon the difference between the undiscounted expected future cash flows of the loans and the fair value of the loan as determined under the provisions of SFAS 157, Fair Value Measurement. This amount is accreted into income over the life of the loan on a level yield basis. Subsequent increases in expected cash flows are recognized prospectively through an adjustment of the loan’s or pool’s yield over its remaining life. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized as impairments through a change to the provision for credit losses resulting in an increase in the allowance for loan and lease losses.

The nonaccretable yield represents the difference between the expected undiscounted cash flows of the loans and the total contractual cash flows (including the principal and interest) at acquisition and throughout the remaining lives of the loans.

We also provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock and automobiles through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using the interest method. Lease residual values are reviewed for other than temporary impairment on a quarterly basis. Gains or losses on the sale of leased assets are included in other noninterest income while valuation adjustments on lease residuals are included in other noninterest expense.

When loans are redesignated from held for investment to held for sale, specific reserves and allocated pooled reserves included in the allowance for loan and lease losses are charged-off to reduce the basis of the loans to lower of cost or market value.

LOAN SALES, LOAN SECURITIZATIONS AND RETAINED INTERESTS

We recognize the sale of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. We also sell mortgage and other loans through secondary market securitizations. Securitization of financial assets represents a source of funding. In a securitization, financial assets are transferred into trusts or to special-purpose entities (SPEs) in transactions which are effective in legally isolating the assets from PNC. Pools of credit card, automobile, and mortgage loans have been securitized. Where the transferor is a depository institution, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. Where the transferor is not a depository institution, legal isolation is accomplished through utilization of a two-step securitization structure.

SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” requires a true sale analysis of the treatment of the transfer under state law as if the transferring equity was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor, and the amount and nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special-purpose entities.

In a securitization, the trusts or SPE issues beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated interests. In certain cases, we may retain a portion or all of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and, in some cases, cash reserve accounts.

For credit card securitizations, PNC’s continued involvement in the securitized assets includes maintaining an undivided, pro rata interest in all credit card assets that are in the trust, referred to as seller’s interest. The seller’s interest ranks equally with the investors’ interests in the trust. As the amount of the assets in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller’s interest will vary. However, PNC is required to maintain its seller’s interest at a minimum level of 5% of the initial invested amount in each series to ensure sufficient assets are available for allocation to the investors’ interests.

In accordance with SFAS 140, securitized loans are removed from the balance sheet and a net gain or loss is recognized in noninterest income at the time of initial sale, and each subsequent sale for revolving securitization structures. Gains or losses recognized on the sale of the loans depend on the allocation of carrying value between the loans sold and the retained interests, based on their relative fair market values at the date of sale. We generally estimate the fair value of the retained interests based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable.

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

We originate, sell and service mortgage loans under the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. Under the provisions of the DUS program, we participate in a loss-sharing arrangement with FNMA. We participate in a similar program with the Federal Home Loan Mortgage Corporation (“FHLMC”). Refer to Note 25 Commitments and Guarantees for more information about our obligations related to sales of loans under these programs.

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

LOANS HELD FOR SALE

We designate loans and related unfunded loan commitments as held for sale when we have a positive intent to sell them. We transfer loans to the loans held for sale category at the lower of cost or fair market value. At the time of transfer, write-downs on the loans and related unfunded loan commitments are recorded as charge-offs or as a reduction in the liability for unfunded commitments. We establish a new cost basis upon transfer except for certain residential and commercial mortgages held for sale discussed below. Any subsequent lower of cost or market adjustment is determined on an individual loan and unfunded loan commitment basis and is recognized as a valuation allowance with any charges included in other noninterest income. Gains or losses on the sale of these loans and/or related unfunded loan commitments are included in other noninterest income when realized.

Effective January 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and elected to fair value certain commercial mortgage loans held for sale. Under SFAS 159, changes in the fair value of these loans are measured and recorded in other noninterest income each period. See Note 8 Fair Value for additional information. Also, we elected fair value for residential real estate loans held for sale or securitization acquired from National City.

Interest income with respect to loans held for sale classified as performing is accrued based on the principal amount outstanding at a constant effective yield.

In certain circumstances, loans designated as held for sale may be transferred to the loan portfolio based on a change in strategy. We transfer these loans to the portfolio at the lower of cost or fair market value; however, any loans designated under SFAS 159 will remain at fair value.

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans,
•	Troubled debt restructurings, and
•	Foreclosed assets.

Measurement of delinquency and past due status are based on the contractual terms of each loan.

A loan acquired and accounted for under SOP 03-3 is reported as an accruing loan and a performing asset as long as the remaining future expected undiscounted cash flows exceed the carrying value of the loan.

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

Subprime mortgage loans for first liens with a loan to value ratio of greater than 90% and second liens are classified as nonaccrual at 90 days past due.

Most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120 to 180 days past due. Generally, they are not placed on non-accrual status.

Home equity installment loans and lines of credit, as well as residential mortgage loans, that are well secured by residential real estate are classified as nonaccrual at 180 days past due or if a partial write-down has occurred, consistent with regulatory guidance. These loans are considered well secured if the fair market value of the property, less 15% to cover potential foreclosure expenses, is greater than or equal to the recorded investment in the loan including any superior liens. A fair market value assessment of the property is initiated when the loan becomes 90 to 120 days past due.

Home equity installment loans and lines of credit and residential real estate loans that are not well secured, but are in the process of collection, are charged-off at 180 days past due. This is consistent with the charge-off policy for home equity lines of credit. These loans are recorded at the lower of cost or market value, less liquidation costs, and the unsecured portion of these loans is charged off in accordance with regulatory guidelines. The remaining portion of the loan is placed on nonaccrual status.

Additionally, residential mortgage loans serviced by others under master servicing arrangements and primary-serviced residential loans not in process of foreclosure are also classified as nonaccrual at 180 days past due or if a partial write-down has occurred.

A loan is categorized as a troubled debt restructuring (“TDR”) if a significant concession is granted due to deterioration in the financial condition of the borrower. TDRs may include certain modifications of terms of loans, receipts of assets from debtors in partial or full satisfaction of loans, or a combination of both. Restructured loans classified as TDRs are accounted for in accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, and SFAS 114, “Accounting by Creditors for Impairment of a Loan.”

Nonperforming loans are generally not returned to performing status until the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and collection of the contractual principal and interest is no longer doubtful. Nonaccrual commercial and commercial real estate loans and troubled debt restructurings are designated as impaired loans under SFAS 114.

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. Depending on various state statutes, legal proceedings are initiated on or about the 65th day of delinquency. If no other remedies arise from the legal proceedings, the final outcome will result in the sheriff’s sale of the property. When we acquire the deed, the transfer of loans to other real estate owned will be completed. Property obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs. We estimate market values primarily based on appraisals, when available, or quoted market prices on liquid assets. Anticipated recoveries from private mortgage insurance and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer. When the anticipated future cash flows associated with a loan are less than its net carrying value, a charge-off is recognized against the allowance for loan losses.

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

In determining the adequacy of the allowance for loan and lease losses, we make specific allocations to impaired loans, allocations to pools of watchlist and non-watchlist loans, and allocations to consumer and residential mortgage loans. We also allocate reserves to provide coverage for probable losses inherent in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Specific allocations are made to significant individual impaired loans and are determined in accordance with SFAS 114, with impairment measured based on the present value of the loan’s expected cash flows, observable market price of the loan or the fair value of collateral. We establish a pooled reserve on all other impaired loans based on their loss given default credit risk ratings.

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

MORTGAGE AND OTHER SERVICING RIGHTS

We provide servicing under various loan servicing contracts for commercial, residential, home equity, automobile and credit card loans. These contracts are either purchased in the open market or retained as part of a loan securitization or loan sale. All newly acquired or originated servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future cash flows, including assumptions as to:

•	Interest rates for escrow and deposit balance earnings,
•	Discount rates,
•	Stated note rates,
•	Estimated prepayment speeds, and
•	Estimated servicing costs.

For subsequent measurements, we have elected to account for our commercial mortgage loan servicing rights as a class of assets and use the amortization method. This election was made based on the unique characteristics of the commercial mortgage loans underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial mortgage servicing rights assets. Specific risk characteristics of commercial mortgages include loan type, currency or exchange rate, interest rates, expected cash flows and changes in the cost of servicing. We record these servicing assets as other intangible assets and amortize them over their estimated lives based on estimated net servicing income. On a quarterly basis, we test the assets for impairment by categorizing the pools of assets underlying the servicing rights into various stratum. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized and a valuation reserve is established. Subsequent measurement of servicing rights for home equity lines and loans, automobile loans and credit card loans also follow the amortization method.

For subsequent measurement of servicing rights for residential real estate loans, the fair value method is used. This election was made to be consistent with our risk management strategy to hedge the fair value of these assets. We manage this risk by hedging the fair value of this asset with derivatives which are expected to increase in value when the value of the servicing right declines. The fair value of these servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions. Expected mortgage loan prepayment assumptions are derived from an internal proprietary model and consider empirical data drawn from the historical performance of PNC’s managed portfolio and adjusted for current market conditions. On a quarterly basis, management obtains market value quotes from two independent brokers that reflect current conditions in the secondary market and any recently executed servicing transactions. Management compares its valuation to the quoted range of market values to determine if its estimated fair value is reasonable in comparison to market participant valuations. If the estimated fair value of PNC’s residential servicing rights is outside the range, management re-evaluates its model inputs and assumptions to derive a fair value which falls within the range of market observed values.

Servicing fees are recognized as they are earned and are reported net of amortization expense and any impairments in the line item Corporate services on the Consolidated Income Statement.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts and financial assets and liabilities for which fair value was elected based on the guidance in SFAS 159 are detailed in Note 8 Fair Value.

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

REPURCHASE AND RESALE AGREEMENTS

Generally, repurchase and resale agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest, as specified in the respective agreements. Our policy is to take possession of securities purchased under agreements to resell. We monitor the market value of securities to be repurchased and resold and additional collateral may be obtained where considered appropriate to protect against credit exposure.

Effective January 1, 2008, we elected to account for structured resale agreements at fair value. The fair value for structured resale agreements is determined using a model which includes observable market data as inputs.

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists, on an after-tax basis, primarily of unrealized gains or losses on investment securities classified as available for sale and derivatives designated as cash flow hedges, and changes in pension, other postretirement and postemployment benefit plan liability adjustments. Details of each component are included in Note 20 Other Comprehensive Income.

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

For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk), changes in the fair value of the hedging instrument are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the hedged risk. To the extent the changes in fair value of the derivative does not offset the change in fair value of the hedged item, the difference or ineffectiveness is reflected in the income statement in the same financial statement category as the hedged item.

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

We discontinue hedge accounting when it is determined that the derivative is no longer qualifying as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or, for a cash flow hedge, it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation, continues to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in 2008, 2007 or 2006 due to a determination that a forecasted transaction was no longer probable of occurring.

We occasionally purchase or originate financial instruments that contain an embedded derivative. At the inception of the transaction, we assess if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodied both the embedded derivative and the host contract are measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative does not meet these three conditions, the embedded derivative would qualify as a derivative and be recorded apart from the host contract and carried at fair value with changes recorded in current earnings.

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

We enter into commitments to make residential real estate loans and loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments). We also enter into commitments to purchase or sell commercial mortgage loans. Loan commitments and interest rate lock commitments for loans to be classified as held for sale and commitments to buy or sell mortgage loans are accounted for as free-standing derivatives and are recorded at fair value in other assets or other liabilities on the Consolidated Balance Sheet. Any gain or loss from the change in fair value after the inception of the commitment is recognized in noninterest income.

INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that we expect will apply at the time when we believe the differences will reverse. The realization of deferred tax assets requires an assessment to determine the realization of such assets. Realization refers to the incremental benefit achieved through the reduction in future taxes payable or refunds receivable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. We establish a valuation allowance for tax assets when it is more likely than not that they will not be realized, based upon all available positive and negative evidence.

EARNINGS PER COMMON SHARE

We calculate basic earnings per common share by dividing net income adjusted for preferred stock dividends declared by the weighted-average number of shares of common stock outstanding.

Diluted earnings per common share are based on net income available to common stockholders. We increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock and debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” which requires compensation cost related to share-based payments to employees to be recognized in the financial statements based on their fair value. We adopted SFAS 123R effective January 1, 2006, using the modified prospective method of transition, which required the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. It also required changes in the timing of expense recognition for awards granted to retirement-eligible employees and clarified the accounting for the tax effects of stock awards. The adoption of SFAS 123R did not have a significant impact on our consolidated financial statements.

See Note 16 Stock-Based Compensation Plans for additional information.

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

We adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The FASB’s Financial Staff Position “FSP” FAS 157-2, “Effective Date of FASB Statement No. 157”, defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. See Note 8 Fair Value for additional information.

As noted above, we adopted SFAS 159 on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value. We elected to fair value certain commercial mortgage loans classified as held for sale and certain other financial instruments. We also elected fair value for residential real estate loans held for sale or securitization acquired from National City. See Note 8 Fair Value for additional information.

As required, we adopted the provisions of Emerging Issues Task Force Issue No. (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of

Endorsement Split-Dollar Life Insurance Arrangements,” on January 1, 2008. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to retired employees. The adoption of the guidance resulted in a reduction of retained earnings at January 1, 2008 of approximately $12 million and did not have a material effect on our future results of operations or financial position.

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

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60.” This standard changes the current practice of accounting for financial guarantee insurance contracts by insurance companies including the recognition and measurement of premium revenue, claim liabilities and enhances related disclosure requirements. This guidance will be effective for interim and annual financial statements beginning in 2009. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require additional disclosure about the payment/performance risk of a guarantee. This guidance was effective December 31, 2008 for PNC. See Note 25 Commitments and Guarantees for additional information.

In September 2008, the FASB issued an Exposure Draft, “Proposed Statement, Amendments to FASB Interpretation No. 46(R).” This proposed Statement would amend FIN 46R and require ongoing assessments to determine: 1) whether an entity is a variable interest entity and, 2) whether an enterprise is the primary beneficiary of a variable interest entity. The primary beneficiary determination generally would be based on a qualitative analysis based on who has power over the activities of the entity and the rights to receive benefits or absorb losses. Enhanced disclosures would also be required. This proposed guidance would be effective for PNC beginning January 1, 2010. The guidance as proposed could require us to consolidate certain VIEs or securitization trusts if we are deemed the primary beneficiary.

In September 2008, the FASB issued an Exposure Draft, “Proposed Statement, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” This proposed Statement, a revision of a 2005 FASB Exposure Draft, would remove (1) the concept of a qualifying SPE from

FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and (2) the exceptions from applying FIN 46R to qualifying SPEs. This proposed Statement would also revise and clarify the derecognition requirements for transfers of financial assets, establish conditions for transfer of a portion of a financial asset, and requiring the initial measurement of beneficial interests that are received as proceeds in connection with transfers of financial assets at fair value. This proposed guidance would be effective for PNC beginning January 1, 2010.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This guidance was considered in determining the fair value of financial assets beginning September 30, 2008.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and requires additional disclosures about involvement with variable interest entities. This guidance was effective December 31, 2008 for PNC. See Note 3 Variable Interest Entities for additional information.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance will be effective December 31, 2009 for PNC.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest income and Impairment on Purchased Beneficial Interests and Beneficial Interest That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. This guidance was effective December 31, 2008 for PNC. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In January 2009, the FASB issued proposed FSP FAS 107-b and APB 28-a, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP would amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also would amend APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. As proposed, the disclosures would be effective for the quarter ended March 31, 2009.

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

In December 2007, the FASB issued SFAS 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements. This statement requires expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity. This guidance is effective January 1, 2009. We do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation (“FIN”) No. 48.” This FSP amended FIN 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance as to the determination of whether a tax position is deemed effectively settled for purposes of recognizing previously unrecognized tax benefits under FIN 48. This guidance was adopted effective January 1, 2007 in connection with our adoption of FIN 48. See Note 21 Income Taxes for additional information.

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

NOTE 2 ACQUISITIONS AND DIVESTITURES

2008

NATIONAL CITY CORPORATION

On December 31, 2008, we acquired National City for approximately $6.1 billion. The total consideration included approximately $5.6 billion of common stock, representing approximately 95 million shares, $150 million of preferred stock and cash of $379 million paid to warrant holders by National City. The transaction requires no future contingent consideration payments.

National City, based in Cleveland, Ohio, was one of the nation’s largest financial services companies. At December 31, 2008, prior to our acquisition, National City had total assets of approximately $153 billion and total deposits of approximately $101 billion. National City operates through an extensive network in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri, Pennsylvania and Wisconsin and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Its primary businesses include commercial and retail banking, mortgage financing and servicing, consumer finance and asset management. The primary reasons for the merger with

National City were to enhance shareholder value, to improve PNC’s competitive position in the financial services industry and to further expand PNC’s existing branch network in states where it currently operates as well as expanding into new markets.

This acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the National City assets acquired and liabilities assumed using their estimated fair values as of the acquisition date, December 31, 2008. Since the acquisition occurred at year end, no results of operations of National City are included in the Consolidated Income Statement. The summary computation of the purchase price and the allocation of the purchase price to the net assets of National City are presented below. The allocation of the purchase price may be modified through 2009 as more information, such as appraisals, contracts, reviews of legal documentation, and selected key borrower data, is obtained about the fair value of assets acquired and liabilities assumed and may result in goodwill. We also have not yet finalized our plans to exit National City facilities or identified employee terminations. Completion of these plans will likely result in additional liabilities in future periods.

(In millions, except per share data)
Net assets acquired
National City stockholders’ equity	$13,432
Cash paid to certain warrant holders by National City	379
National City goodwill and other intangibles	(3,275)
Gross net assets acquired		$10,536
Preliminary adjustments to reflect fair value of net assets acquired
Principal balance of loans (a)	(9,831)
Allowance for loan losses on impaired loans	2,632
Other adjustments to loans	433
Deferred taxes	2,720
Other assets	331
Other intangibles, including servicing rights	1,084
Deposits (a)	(1,930)
Borrowed funds (a)	2,395
Accrued expenses and other liabilities	(900)	(3,066)
Adjusted net assets acquired		7,470

Purchase price
National City common shares outstanding	2,420
Exchange ratio per share	0.0392
PNC common stock equivalent	94.86
Less: Fractional shares	0.06
PNC common stock issued	94.80
Average PNC share price over days surrounding announcement (b)	$59.09
Purchase price for National City common shares outstanding		$5,601
National City preferred stock converted to PNC preferred stock		150
Value of National City options converted to PNC options		2
Cash paid to certain warrant holders by National City		379
Cash in lieu of fractional shares		1
Total purchase price		6,133
Excess of fair value of adjusted net assets acquired over purchase price (c)		$1,337

(a)	Amounts include premium, discount and other fair value adjustments.
(b)	The value of PNC common stock was determined by averaging its closing price for five trading days, including the announcement date of October 24, 2008.
(c)	The fair value of the net assets of National City exceeded the purchase price. In accordance with SFAS 141 “Business Combinations”, the fair value allocated to premises, equipment and leasehold improvements and other intangibles reduced these balances by $891 million and $446 million, respectively.

Condensed Statement of National City Net Assets Acquired

The following condensed statement of net assets reflects the preliminary value assigned to National City net assets as of the December 31, 2008 acquisition date. The values are net of the reallocation of the excess value of net assets acquired over the purchase price ($1.337 billion), and the cash paid by National City to its warrant holders ($379 million).

(In millions)
Assets
Cash and due from banks	$2,144
Federal funds sold and resale agreements	7,335
Trading assets, interest-earning deposits with banks, and other short-term investments	9,249
Loans held for sale	2,185
Investment securities	13,327
Net loans	97,435
Other intangible assets	1,797
Equity investments	2,060
Other assets	12,651
Total assets	$148,183
Liabilities
Deposits	$103,639
Federal funds purchased and repurchase agreements	3,501
Other borrowed funds	21,919
Other liabilities	13,370
Total liabilities	142,429
Net assets acquired	$5,754

Purchase accounting adjustments include discounts and premiums on interest-earning assets and liabilities as follows:

•

Discounts on loans of $6.1 billion will be accreted to net interest income using the constant effective yield method over the weighted average life of the loans, estimated to be between two and three years. The weighted average lives could vary depending on prepayments, revised estimated cash flows and other related factors. Of the $6.1 billion of discounts, $3.7 billion relates to loans accounted for under SOP 03-3 and $2.4 billion relates to performing loans. A total of $3.7 billion of the fair value mark on impaired loans is not accretable.

•	Premiums on interest-earning time deposits of $2.1 billion will be amortized over the weighted average life of the deposits of approximately one year using the constant effective yield method.
•	Discounts on borrowed funds of $1.8 billion will be accreted over the weighted average life of the borrowings of approximately seven years using the constant effective yield method.

Other intangible assets acquired consisted of the following (in millions):

Intangible Asset	Fair Value	Weighted Life		Amortization Method
Residential mortgage servicing rights	$1,003	(a	)	(a	)
Core deposit (b)	351	12 yrs		Accelerated
Commercial mortgage servicing rights	210	13 yrs		Accelerated
Wealth management customer relationships (b)	203	12 yrs		Straight line
National City brand (b)	15	21 mos		Straight line
Consumer loan servicing rights	15	2 yrs		Accelerated
Total	$1,797
(a)	Intangible asset carried at fair value.
(b)	Fair value adjusted for the allocation of the excess of fair value of net assets acquired over the purchase price.

See Note 9 Goodwill and Other Intangible Assets for additional information.

The following table presents the unaudited pro forma combined results of operations of PNC and National City as if the acquisition had been completed as of the beginning of 2008 or 2007. The unaudited pro forma results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that PNC would have reported had this transaction been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

Unaudited Pro Forma Combined Results

(In millions, except per share data)	2008	2007
Total revenue	$15,397	$16,709
Net income (loss)	(3,742)	3,695
Per share data
Earnings (loss) – basic	$(9.58)	$7.66
Earnings (loss) – diluted	(9.60)	7.55

Average common shares outstanding – basic	439	426
Average common shares outstanding – diluted	439	431

The unaudited pro forma combined results of operations include the effect of the net amortization/accretion of purchase accounting fair value adjustments based on asset and liability valuations as of the acquisition date. They also reflect the receipt of $7.6 billion from the sale of preferred securities and issuance of a warrant to purchase 16.9 million shares of PNC common stock under the TARP Capital Purchase Program (See Note 19 Shareholders’ Equity for additional information). During 2008, National City recorded $2.4 billion of nonrecurring charges for goodwill impairments which are included in these pro forma results. These adjustments have been consistently applied to each period presented in the table above.

STERLING FINANCIAL CORPORATION

On April 4, 2008, we acquired Lancaster, Pennsylvania-based Sterling Financial Corporation (“Sterling”). Sterling shareholders received an aggregate of approximately 4.6 million shares of PNC common stock and $224 million of cash.

J.J.B. HILLIARD, W.L. LYONS, LLC

On March 31, 2008, we sold J.J.B. Hilliard, W.L. Lyons, LLC (“Hilliard Lyons”), a Louisville, Kentucky-based wholly-owned subsidiary of PNC and a full-service brokerage and financial services provider, to Houchens Industries, Inc. We recognized an after-tax gain of $23 million in the first quarter of 2008 in connection with this divestiture.

2007

ALBRIDGE SOLUTIONS INC.

On December 7, 2007, we acquired Albridge Solutions Inc. (“Albridge”), a Lawrenceville, New Jersey-based provider of portfolio accounting and enterprise wealth management services. Albridge extends PNC Global Investment Servicing’s capabilities into the delivery of knowledge-based information services through its relationships with financial institutions and financial advisors.

COATES ANALYTICS, LP

Also on December 7, 2007, we acquired Coates Analytics, LP (“Coates Analytics”), a Chadds Ford, Pennsylvania-based provider of web-based analytic tools that help asset managers identify wholesaler territories and financial advisor targets, promote products in the marketplace and strengthen competitive intelligence. Coates Analytics complements PNC Global Investment Servicing’s business strategy.

YARDVILLE NATIONAL BANCORP

On October 26, 2007 we acquired Hamilton, New Jersey-based Yardville National Bancorp (“Yardville”). Yardville shareholders received an aggregate of approximately 3.4 million shares of PNC common stock and $156 million in cash. Total consideration paid was approximately $399 million in stock and cash.

ARCS COMMERCIAL MORTGAGE CO., L.P.

On July 2, 2007, we acquired ARCS Commercial Mortgage Co., L.P. (“ARCS”), a Calabasas Hills, California-based lender with 10 origination offices in the United States. ARCS has been a leading originator and servicer of agency multifamily loans for the past decade.

MERCANTILE BANKSHARES CORPORATION

Effective March 2, 2007, we acquired Mercantile Bankshares Corporation (“Mercantile”). Mercantile shareholders received an aggregate of approximately 53 million shares of PNC common stock and $2.1 billion in cash. Total consideration paid was approximately $5.9 billion in stock and cash.

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

We also recorded a liability at September 30, 2006 for deferred taxes of $.9 billion, related to the excess of the book value over the tax basis of our investment in BlackRock, and a liability of $.6 billion related to our obligation to provide shares of BlackRock common stock to help fund certain BlackRock long-term incentive plan (“LTIP”) programs.

Beginning with fourth quarter 2006, we recognize gain or loss each quarter-end on our remaining liability to provide shares of BlackRock common stock to help fund certain BlackRock LTIP programs as that liability is marked to market based on changes in BlackRock’s common stock price. We recognized a pretax gain of $82 million in the first quarter of 2007 from the transfer of BlackRock shares for certain payouts under one of these programs. Additional BlackRock shares were distributed to LTIP participants in the first quarter of 2008, resulting in a $3 million pretax gain.

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

For the nine months ended September 30, 2006, our Consolidated Income Statement included our former 69% – 71% ownership interest in BlackRock’s net income through the closing date. However, beginning September 30, 2006, our Consolidated Balance Sheet no longer reflected the consolidation of BlackRock’s balance sheet but recognized our ownership interest in BlackRock as an investment accounted for under the equity method. Since that date, our share of BlackRock’s net income is reported within asset management noninterest income in PNC’s Consolidated Income Statement.

NOTE 3 VARIABLE INTEREST ENTITIES

We are involved with various entities in the normal course of business that were deemed to be VIEs. We consolidated certain VIEs as of December 31, 2008 and 2007 for which we were determined to be the primary beneficiary.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects (a)
December 31, 2008	$1,499	$1,455
December 31, 2007	$1,108	$1,108
Credit Risk Transfer Transaction (b)
December 31, 2008	$1,070	$1,070
(a)	Amounts for December 31, 2008 include National City, which PNC acquired on that date.
(b)	National City-related transaction.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2008
Market Street	$4,916	$5,010	$6,965	(a)
Collateralized debt obligations	20		2
Partnership interests in tax credit investments (b) (c) (d)	1,095	652	920
Total (c)	$6,031	$5,662	$7,887
December 31, 2007
Market Street	$5,304	$5,330	$9,019	(a)
Collateralized debt obligations	255	177	6
Partnership interests in low income housing projects	298	184	155
Total	$5,857	$5,691	$9,180
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $6.4 billion and other credit enhancements of $.6 billion at December 31, 2008. The comparable amounts were $8.8 billion and $.2 billion at December 31, 2007.
(b)	Amounts reported primarily represent low income housing projects.
(c)	Amounts include the impact of National City.
(d)	Aggregate assets and aggregate liabilities at December 31, 2008 represent approximate balances due to limited availability of financial information associated with the acquired National City partnerships that we did not sponsor.

MARKET STREET

Market Street Funding LLC (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2007 and 2008, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. PNC recognized program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $21 million and $4 million, respectively, for the year ended December 31, 2008. The comparable amounts were $13 million and $4 million for the year ended December 31, 2007.

The commercial paper obligations at December 31, 2008 and December 31, 2007 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $6.4 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement, such as by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $1.0 billion of the liquidity facilities if the underlying assets are in default. See Note 25 Commitments and Guarantees for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013. Until November 25, 2008, PNC provided only 25% of the enhancement in the form of a cash collateral account funded by a loan facility and provided a liquidity facility for the remaining 75% of program-level enhancement.

Market Street has entered into a Subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $6.6 million as of December 31, 2008. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

We evaluated the design of Market Street, its capital structure, the Note and relationships among the variable interest holders under the provisions of FIN 46R. Based on this analysis, we are not the primary beneficiary as defined by FIN 46R and therefore the assets and liabilities of Market Street are not reflected in our Consolidated Balance Sheet.

PNC considers changes to the variable interest holders (such as new expected loss note investors and changes to program-level credit enhancement providers), changes to the terms of expected loss notes, and new types of risks related to Market Street as reconsideration events. PNC reviews the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred.

LOW INCOME HOUSING PROJECTS

We make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Sections 42 and 47 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity. We typically invest in these partnerships as a limited partner.

Also, we are a national syndicator of affordable housing equity (together with the investments described above, the “LIHTC investments”). In these syndication transactions, we create funds in which our subsidiaries are the general partner and sell limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund and/or provide mezzanine financing to the fund. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees by managing the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio.

We evaluate our interests and third party interests in the limited partnerships in determining whether we are the primary beneficiary. The primary beneficiary determination is based on which party absorbs a majority of the variability. The primary sources of variability in LIHTC investments are the tax credits, tax benefits of losses on the investments and development and operating cash flows. We have consolidated LIHTC investments in which we absorb a majority of the variability and thus are considered the primary beneficiary. The assets are primarily included in Equity Investments and Other Assets on our Consolidated Balance Sheet with the liabilities primarily classified in Other Liabilities and Minority Interest. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and liabilities of these LIHTC investments are provided in the Consolidated VIEs – PNC Is Primary Beneficiary table and reflected in the “Other” business segment.

We also have LIHTC investments in which we are not the primary beneficiary, but are considered to have a significant variable interest based on our interests in the partnership. These investments are disclosed in the Non-Consolidated VIEs – Significant Variable Interests table. The table also reflects our maximum exposure to loss. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity and cost methods to account for our investment in these entities with the investments reflected in Equity Investments on our

Consolidated Balance Sheet. In addition, we increase our recognized investments and recognize a liability for all legally binding unfunded equity commitments. These liabilities are reflected in Other Liabilities on our Consolidated Balance Sheet.

CREDIT RISK TRANSFER TRANSACTION

National City Bank ("NCB") sponsored a special purpose entity ("SPE") trust and concurrently entered into a credit risk transfer agreement with an independent third-party to mitigate credit losses on a pool of nonconforming mortgage loans originated by its former First Franklin business unit. The SPE was formed with a small contribution from NCB and was structured as a bankruptcy-remote entity so that its creditors have no recourse to NCB. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued to NCB asset-backed securities in the form of senior, mezzanine, and subordinated equity notes. NCB has incurred credit losses equal to the subordinated equity notes. NCB currently holds the right to put the mezzanine notes to the independent third-party at par. As of December 31, 2008, the value of the mezzanine notes was $169 million. NCB holds the senior notes and will be responsible for credit losses in excess of this amount.

National City Bank (“NCB”) sponsored a special purpose entity (“SPE”) trust and concurrently entered into a credit risk transfer agreement with an independent third party to mitigate credit losses on a pool of nonconforming mortgage loans originated by its former First Franklin business unit. The SPE was formed with a small contribution from NCB and was structured as a bankruptcy-remote entity so that its creditors have no recourse to NCB. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued to NCB asset-backed securities in the form of senior, mezzanine, and subordinated equity notes. NCB has incurred credit losses equal to the subordinated equity notes. NCB currently holds the right to put the mezzanine notes to the independent third-party at par. As of December 31, 2008, the value of the mezzanine notes was $169 million. NCB holds the senior notes and will be responsible for credit losses in excess of this amount.

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. NCB was determined to be the primary beneficiary of the SPE as it would absorb the majority of the expected losses of the SPE through its holding of all of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity are intercompany balances and are eliminated in consolidation. Nonconforming mortgage loans, including foreclosed properties, pledged as collateral to the SPE remain on the balance sheet and totaled $719 million at December 31, 2008 reflecting the impact of fair value adjustments recorded by PNC in conjunction with the acquisition.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory purposes.

In February 2008, PNC Preferred Funding LLC (the “LLC”), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (“Trust III”) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the “LLC Preferred Securities”). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the “Trust II Securities”) of PNC Preferred Funding Trust II (“Trust II”) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust I Securities”) of PNC Preferred Funding Trust I (“Trust I”) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a minority interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This minority interest totaled approximately $1.3 billion at December 31, 2008.

PNC has contractually committed to Trust II and Trust III that if full dividends are not paid in a dividend period on the Trust II Securities or the Trust III Securities, as applicable, or the LLC Preferred Securities held by Trust II or Trust III, as applicable, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period, other than: (i) purchases, redemptions or other acquisitions of shares of capital stock of PNC in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) purchases of shares of common stock of PNC pursuant to a contractually binding requirement to buy stock existing prior to the commencement of the extension period, including under a contractually binding stock repurchase plan, (iii) any dividend in connection with the implementation of a shareholders’ rights plan, or the redemption or repurchase of any rights under any such plan, (iv) as a result of an exchange or conversion of any class or series of PNC’s capital stock for any other class or series of PNC’s capital stock, (v) the purchase of fractional interests in shares of PNC capital stock pursuant to the conversion or exchange provisions of such stock or the security being converted or exchanged or (vi) any stock dividends paid by PNC where the dividend stock is the same stock as that on which the dividend is being paid.

PNC Bank, N.A. has contractually committed to Trust I that if full dividends are not paid in a dividend period on the Trust I Securities, LLC Preferred Securities or any other parity equity securities issued by the LLC, neither PNC Bank, N.A. nor its subsidiaries will declare or pay dividends or other distributions with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its equity capital securities during the next succeeding period (other than to holders of the LLC Preferred Securities and any parity equity securities issued by the LLC) except: (i) in the case of dividends payable to subsidiaries of PNC Bank, N.A., to PNC Bank, N.A. or another wholly-owned subsidiary of PNC Bank, N.A. or (ii) in the case of dividends payable to persons that are not subsidiaries of PNC Bank, N.A., to such persons only if, (A) in the case of a cash dividend, PNC has first irrevocably committed to contribute amounts at least equal to such cash dividend or (B) in the case of in-kind dividends payable by

PNC REIT Corp., PNC has committed to purchase such in-kind dividend from the applicable PNC REIT Corp. holders in exchange for a cash payment representing the market value of such in-kind dividend, and PNC has committed to contribute such in-kind dividend to PNC Bank, N.A.

NOTE 4 LOANS, COMMITMENTS TO EXTEND CREDIT AND CONCENTRATIONS OF CREDIT RISK

Loans outstanding were as follows:

December 31 - in millions	2008 (a)	2007
Commercial	$67,319	$28,539
Commercial real estate	25,736	8,903
Consumer	52,489	18,393
Residential real estate	21,583	9,557
Equipment lease financing	6,461	2,514
Other	1,901	413
Total loans	$175,489	$68,319
(a)	Amounts at December 31, 2008 include $99.7 billion of loans related to National City.

Loans are presented net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $4.1 billion and $990 million at December 31, 2008 and 2007, respectively.

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate exposure is material in relation to our total credit exposure. Loans outstanding and related unfunded commitments are concentrated in our primary geographic markets. At December 31, 2008, no specific industry concentration exceeded 7% of total commercial loans outstanding.

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

We also originate home equity loans and lines of credit that result in a credit concentration of high loan-to-value ratio loan products at the time of origination. In addition, these loans are concentrated in our primary geographic markets as discussed above. At December 31, 2008, $6.8 billion of the $38.3 billion of home equity loans (included in “Consumer” in the table above) had a loan-to-value ratio greater than 90%. These loans are collateralized primarily by 1-4 family residential properties. Included in the residential real estate category in the table above, at December 31, 2008, $5.6 billion of the $18.8 billion of residential mortgage loans were interest-only loans.

We realized a net loss on sales of commercial mortgages of $6 million in 2008, and net gains of $39 million in 2007 and $55 million in 2006. Loans held for sale are reported separately on the Consolidated Balance Sheet and are not included in the table above. Gains on sales of education loans totaled $24 million in 2007 and $33 million in 2006. In February 2008, we transferred education loans from held for sale to the loan portfolio and did not recognize any gains on sales of education loans during 2008. Interest income from total loans held for sale was $166 million for 2008, $184 million for 2007, and $157 million for 2006 and is included in Other interest income in our Consolidated Income Statement.

Net Unfunded Credit Commitments

December 31 - in millions	2008 (a)	2007
Commercial and commercial real estate	$59,982	$42,021
Home equity lines of credit	23,195	8,680
Consumer credit card lines	19,028	969
Other	2,683	1,677
Total	$104,888	$53,347
(a)	Amounts at December 31, 2008 include $53.9 billion of net unfunded credit commitments related to National City.

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. At December 31, 2008, commercial commitments are reported net of $8.6 billion of participations, assignments and syndications, primarily to financial services companies. The comparable amount at December 31, 2007 was $8.9 billion. Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment. Consumer home equity lines of credit accounted for 55% of consumer unfunded credit commitments.

Unfunded credit commitments related to Market Street totaled $6.4 billion at December 31, 2008 and $8.8 billion at December 31, 2007 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

At December 31, 2008, we pledged $32.9 billion of loans to the Federal Reserve Bank (“FRB”) and $50.0 billion of loans to the Federal Home Loan Bank (“FHLB”) as collateral for the contingent ability to borrow, if necessary.

NOTE 5 ASSET QUALITY

The following table sets forth nonperforming assets and related information:

December 31 - dollars in millions	2008 (a)	2007
Nonaccrual loans
Commercial	$576	$193
Commercial real estate	766	212
Equipment lease financing	97	3
TOTAL COMMERCIAL LENDING	1,439	408
Consumer
Home equity	66	16
Other	4	1
Total consumer	70	17
Residential real estate
Residential mortgage	139	26
Residential construction	14	1
Total residential real estate	153	27
TOTAL CONSUMER LENDING	223	44
Total nonaccrual loans	1,662	452
Restructured loans		2
Total nonperforming loans	1,662	454
Foreclosed and other assets
Commercial lending	34	23
Consumer	11	8
Residential real estate	458	10
Total foreclosed and other assets	503	41
Total nonperforming assets (b) (c)	$2,165	$495
Nonperforming loans to total loans	.95%	.66%
Nonperforming assets to total loans and foreclosed assets	1.23	.72
Nonperforming assets to total assets	.74	.36
Interest on nonperforming loans
Computed on original terms	$115	$51
Recognized prior to nonperforming status	60	32
Past due loans
Accruing loans past due 90 days or more	$3,259	$136
As a percentage of total loans	1.86%	.20%
(a)	Amounts at December 31, 2008 include $722 million of nonperforming assets related to National City. Nonperforming assets of National City are comprised of $250 million of nonperforming loans, including $154 million related to commercial lending and $96 million related to consumer lending, and $472 million of foreclosed and other assets. Nonperforming assets added with the National City acquisition excluded those loans that PNC impaired in accordance with SOP 03-3. See Note 6 Certain Loans Acquired in a Transfer for additional information regarding SOP 03-3 loans.
(b)	Excludes equity management assets carried at estimated fair value of $42 million at December 31, 2008 and $4 million at December 31, 2007.
(c)	Excludes loans held for sale carried at lower of cost or market value of $78 million at December 31, 2008 and $25 million at December 31, 2007, including troubled debt restructured assets of $5 million at December 31, 2008.

Net interest income less the provision for credit losses was $2.306 billion for 2008 compared with $2.600 billion for 2007 and $2.121 billion for 2006.

Changes in the allowance for loan and lease losses were as follows:

In millions	2008	2007	2006
January 1	$830	$560	$596
Charge-offs	(618)	(245)	(180)
Recoveries	79	45	40
Net charge-offs	(539)	(200)	(140)
Provision for credit losses (a)	1,517	315	124
Acquired allowance – National City	2,224
Acquired allowance – other (b)	20	152
Net change in allowance for unfunded loan commitments and letters of credit	(135)	3	(20)
December 31	$3,917	$830	$560
(a)	Amount for 2008 includes conforming provision adjustments of $504 million related to National City and $23 million related to Sterling. Amount for 2007 includes a conforming provision adjustment of $45 million related to Yardville.
(b)	Sterling in 2008. Amount for 2007 includes $137 million related to Mercantile and $15 million related to Yardville.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2008	2007	2006
Allowance at January 1	$134	$120	$100
Acquired allowance – National City	74
Acquired allowance – other (a)	1	17
Net change in allowance for unfunded loan commitments and letters of credit	135	(3)	20
December 31	$344	$134	$120
(a)	Sterling in 2008 and Mercantile in 2007.

Impaired loans, as defined under SFAS 114, exclude leases and smaller homogenous type loans as well as National City impaired loans accounted for pursuant to SOP 03-3. We did not recognize any interest income on loans while they were impaired in 2008, 2007 or 2006. The following table provides further detail on impaired loans and the associated allowance for loan losses:

SFAS 114 SUMMARY OF IMPAIRED LOANS (a)

At December 31 In millions	2008	2007
Impaired loans with an associated reserve	$1,249	$371
Impaired loans without an associated reserve	93	36
Total impaired loans	$1,342	$407
Specific allowance for credit losses	$405	$124
Average impaired loan balance	$674	$200
(a)	Excludes residential, leasing and construction loans.

NOTE 6 ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that PNC will be unable to collect all contractually required payments are accounted for under SOP 03-3. Evidence of credit quality deterioration as of the purchase date includes statistics such as past due status, current borrower FICO credit scores, geographic concentration and current loan-to-value (LTV), some of which are not immediately available as of the purchase date. We will continue to evaluate this information and other credit related information as it becomes available. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from our initial investment in loans if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires acquired impaired loans to be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP. A total of $2.6 billion of National City allowance for loan losses was not carried over in purchase accounting. Excluded from the scope were leases, revolving credit arrangements and certain loans held for sale.

The fair values for loans within the scope of SOP 03-3 are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. We estimate the cash flows expected to be collected at acquisition using internal and third party models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds.

As of December 31, 2008, acquired loans within the scope of SOP 03-3 had a carrying value of $11.9 billion and an unpaid principal balance of $19.3 billion as detailed below:

	December 31, 2008
In millions	Carrying Value	Outstanding Balance
Commercial	$493	$1,180
Commercial real estate	1,340	2,831
Consumer	3,924	5,785
Residential real estate	6,154	9,482
Other	10	14
Total	$11,921	$19,292

Acquired Loan Information

In millions	December 31, 2008
Contractually required payments including interest	$23,845
Less: Nonaccretable difference	8,256
Cash flows expected to be collected	15,589
Less: Accretable yield	3,668
Fair value of loans acquired	$11,921

Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses in the period in which the changes become probable. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. There was no allowance for loan and lease losses related to loans acquired within the scope of SOP 03-3 as of December 31, 2008. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings result in removal of the loan from the SOP 03-3 portfolio at its carrying amount.

There were no changes in the accretable yield of loans during 2008 as the majority of SOP 03-3 loans were acquired in connection with the National City acquisition as of December 31, 2008.

NOTE 7 INVESTMENT SECURITIES

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
December 31, 2008
SECURITIES AVAILABLE FOR SALE (a)
Debt securities
US Treasury and government agencies	$738	$1		$739
Residential mortgage-backed
Agency	22,744	371	$(9)	23,106
Nonagency	13,205		(4,374)	8,831
Commercial mortgage-backed	4,305		(859)	3,446
Asset-backed	2,069	4	(446)	1,627
State and municipal	1,326	13	(76)	1,263
Other debt	563	11	(15)	559
Total debt securities	44,950	400	(5,779)	39,571
Corporate stocks and other	575		(4)	571
Total securities available for sale	$45,525	$400	$(5,783)	$40,142
SECURITIES HELD TO MATURITY (b)
Debt securities
Commercial mortgage-backed	$1,945	$10	$(59)	$1,896
Asset-backed	1,376	7	(25)	1,358
Other debt	10			10
Total debt securities	3,331	17	(84)	3,264
Total securities held to maturity	$3,331	17	(84)	$3,264
December 31, 2007
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$151	$4		$155
Residential mortgage-backed
Agency	9,218	112	$(16)	9,314
Nonagency	11,929	6	(297)	11,638
Commercial mortgage-backed	5,227	53	(16)	5,264
Asset-backed	2,878	4	(112)	2,770
State and municipal	340	1	(5)	336
Other debt	85		(1)	84
Total debt securities	29,828	180	(447)	29,561
Corporate stocks and other	662	2		664
Total securities available for sale	$30,490	$182	$(447)	$30,225
December 31, 2006
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$611		$(3)	$608
Residential mortgage-backed
Agency	4,351	$13	(33)	4,331
Nonagency	12,974	26	(123)	12,877
Commercial mortgage-backed	3,231	13	(25)	3,219
Asset-backed	1,615	3	(9)	1,609
State and municipal	140	1	(2)	139
Other debt	90		(3)	87
Total debt securities	23,012	56	(198)	22,870
Corporate stocks and other	321	1	(1)	321
Total securities available for sale	$23,333	$57	$(199)	$23,191
(a)	During the fourth quarter of 2008, we transferred $.6 billion of trading securities to the available for sale portfolio.
(b)	During the fourth quarter of 2008, we transferred $3.2 billion of securities available for sale to the securities held to maturity portfolio. At December 31, 2008, the balance of the after-tax unrealized loss related to the securities transferred was $342 million.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and illiquidity. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The following table presents unrealized loss and fair value of investment securities at December 31, 2008 and December 31, 2007 for which an other-than-temporary impairment has not been recognized. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2008
Securities available for sale
Debt securities
Residential mortgage-backed	$(1,775)	$3,619	($2,608)	$3,871	($4,383)	$7,490
Commercial mortgage-backed	(482)	2,207	(377)	1,184	(859)	3,391
Asset-backed	(102)	523	(344)	887	(446)	1,410
State and municipal	(56)	370	(20)	26	(76)	396
Other debt	(11)	185	(4)	8	(15)	193
Total	$(2,426)	$6,904	$(3,353)	$5,976	$(5,779)	$12,880
December 31, 2007
Securities available for sale
Debt securities
Residential mortgage-backed	$(157)	$6,994	$(156)	$5,065	$(313)	$12,059
Commercial mortgage-backed	(3)	365	(13)	769	(16)	1,134
Asset-backed	(87)	1,519	(25)	655	(112)	2,174
State and municipal	(4)	79	(1)	82	(5)	161
Other debt	(1)	40		3	(1)	43
Total	$(252)	$8,997	$(195)	$6,574	$(447)	$15,571

During 2008, unprecedented market volatility and relative illiquidity in certain asset sectors had an adverse impact on the valuation of certain of our investment securities. This occurred even as market interest rates (i.e., interest rate swap rates) declined at December 31, 2008 compared with December 31, 2007. At December 31, 2008, we consider the gross unrealized loss of $5.8 billion to be temporary as we had the positive ability and intent for the foreseeable future to hold these securities until recovery of fair value.

Other-than-temporary impairment charges are reflected in net securities gains (losses) on our Consolidated Income Statement. These charges include the impact of declines in both credit quality and liquidity.

Impairments

During 2008, we recorded other-than-temporary impairment charges totaling $312 million.

•	We recorded charges totaling $151 million related to eight residential mortgage-backed securities. The fair value of these eight securities was approximately $184 million as of December 31, 2008.
•

We recorded charges totaling $87 million related to two securities collateralized by first-lien residential mortgage loans and five securities collateralized by second-lien residential mortgage loans. The fair value of these seven securities was $82 million as of December 31, 2008.
•	We recorded charges totaling $74 million related to our investment in preferred stock of FHLMC and FNMA. The fair value of these securities was approximately $2 million as of December 31, 2008.

Information relating to securities gains and losses is set forth in the following table.

Securities Gains and Losses

Year ended December 31 In millions	Proceeds	Gross Gains	Gross Losses (a)	Net Gains (Losses)	Tax Expense (Benefit)
2008	$10,283	$114	$320	$(206)	$(72)
2007	6,056	20	25	(5)	(2)
2006	11,102	2	209	(207)	(72)

(a)	Includes other-than-temporary impairment charges of $312 million for 2008.

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $22.5 billion at December 31, 2008 and $24.2 billion at December 31, 2007. The pledged securities include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $1.6 billion at December 31, 2008 and $2.3 billion at December 31, 2007 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $461 million was repledged to others at December 31, 2008 and $1.5 billion was repledged to others at December 31, 2007.

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2008.

Contractual Maturity Of Debt Securities

December 31, 2008 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$83	$84	$552	$19	$738
Residential mortgage-backed	758	9,890	1,397	23,904	35,949
Commercial mortgage-backed		37	52	4,217	4,306
Asset-backed	22	92	488	1,467	2,069
State and municipal	100	226	186	813	1,325
Other debt	7	464	59	33	563
Total debt securities available for sale	$970	$10,793	$2,734	$30,453	$44,950
Fair value	$971	$10,789	$2,702	$25,109	$39,571
Weighted-average yield, GAAP basis	6.09%	5.02%	6.06%	5.53%	5.45%
SECURITIES HELD TO MATURITY
Commercial mortgage-backed		$130	$66	$1,749	$1,945
Asset-backed	$43	789	395	149	1,376
Other debt			1	9	10
Total debt securities held to maturity	$43	$919	$462	$1,907	$3,331
Fair value	$42	$907	$455	$1,860	$3,264
Weighted-average yield, GAAP basis	5.35%	5.00%	4.27%	5.20%	5.02%

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of mortgage-backed securities was 2 years and 9 months, of commercial mortgage-backed securities was 4 years and 5 months and of asset-backed securities was 4 years and 11 months at December 31, 2008. Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At December 31, 2008, there were no securities of a single issuer, other than Fannie Mae and Freddie Mac, which exceeded 10% of total shareholders’ equity.

NOTE 8 FAIR VALUE

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

Level 2

Observable inputs other than Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the asset or liability. Level 2 assets and liabilities may include debt securities, equity securities and listed derivative contracts with quoted prices that are traded in markets that are not active, and certain debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs. This category generally includes certain mortgage-backed debt securities, private-issuer securities, other asset-backed securities, corporate debt securities and derivative contracts.

Level 3

Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain commercial mortgage loans held for sale, private equity investments, certain available for sale securities, certain trading securities and certain financial derivative contracts. Nonrecurring items, primarily certain nonaccrual and other loans held for sale and commercial mortgage servicing rights, are also included in this category.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below. As prescribed by SFAS 157, the assets and liabilities of National City acquired in a purchase business combination on December 31, 2008 were excluded from the table below and related SFAS 157 and SFAS 159 disclosures.

Fair Value Measurements – Summary

	December 31, 2008
In millions	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$347	$21,633	$4,837	$26,817
Financial derivatives (a)	16	5,582	125	5,723
Trading securities (b)	89	529	73	691
Commercial mortgage loans held for sale (c)			1,400	1,400
Customer resale agreements (d)		1,072		1,072
Equity investments			571	571
Other assets		144	6	150
Total assets	$452	$28,960	$7,012	$36,424
Liabilities
Financial derivatives (e)	$2	$4,387	$22	$4,411
Trading securities sold short (f)	182	207		389
Other liabilities		9		9
Total liabilities	$184	$4,603	$22	$4,809
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in trading securities on the Consolidated Balance Sheet. Fair value includes net unrealized losses of $27.5 million.
(c)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for certain commercial mortgage loans held for sale.
(d)	Included in federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for this item.
(e)	Included in other liabilities on the Consolidated Balance Sheet.
(f)	Included in other borrowed funds on the Consolidated Balance Sheet.

The table below presents a reconciliation for January 1, 2008 to December 31, 2008 of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

Level 3 Instruments Only In millions	Securities available for sale (c)	Financial derivatives (c)	Trading securities (c)	Commercial mortgage loans held for sale (d)	Equity investments (c)	Other assets (c)	Total Assets	Financial derivatives (c)	Total Liabilities
December 31, 2007	$285	$130		$2,018	$568	$4	$3,005	$326	$326
Impact of SFAS 157 and SFAS 159 adoption		2		2			4
Balance, January 1, 2008	285	132		2,020	568	4	3,009	326	326
Total realized/unrealized gains or losses (a):
Included in earnings (b)		(9)	$(4)	(251)	(30)	(2)	(296)	(297)	(297)
Included in other comprehensive income	(164)						(164)
Purchases, issuances, and settlements, net	515		18	(369)	33	4	201	(8)	(8)
Transfers into Level 3, net	4,201	2	59				4,262	1	1
December 31, 2008	$4,837	$125	$73	$1,400	$571	$6	$7,012	$22	$22
(a) Losses for assets are bracketed which losses for liabilities are not.
(b) Attributable to unrealized gains or losses related to assets or liabilities held at December 31, 2008:		$16	$1	$(213)	$(50)		$(246)	$(37)	$(37)
(c)	Carried at fair value prior to our adoption of SFAS 157.
(d)	We elected the fair value option under SFAS 159 for this item.

The after-tax adjustment to beginning retained earnings from the adoption of SFAS 157 and SFAS 159 related to Level 3 fair value measurements was approximately $1 million each.

Net gains (realized and unrealized) relating to Level 3 assets and liabilities were $1 million for 2008. This amount included net unrealized losses of $209 million. These amounts were included in other noninterest income in the Consolidated Income Statement.

During 2008, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $4.3 billion. These primarily related to private issuer asset-backed securities, auction rate securities, residential mortgage-backed securities and corporate bonds and occurred due to reduced volume of recently executed transactions and the lack of corroborating market price quotations for these instruments. Other Level 3 assets include commercial mortgage loans held for sale, private equity investments and other assets.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans and loans held for sale represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial mortgage servicing rights reflect an impairment of certain strata of these assets. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates on servicing revenue and costs, discount rates and prepayment speeds. Annually, this model is subject to an internal review process to validate controls and model results.

Fair Value Measurements – Nonrecurring

In millions	December 31, 2008 Total Fair Value (a)	Total losses for year ended December 31, 2008
Assets
Nonaccrual loans	$250	$(99)
Loans held for sale	101	(2)
Equity investment	75	(73)
Commercial mortgage servicing rights	560	(35)
Total assets	$986	$(209)
(a)	All Level 3.

Fair Value Option

Commercial Mortgage Loans Held For Sale

Effective January 1, 2008, we elected to account for commercial mortgage loans classified as held for sale and intended for securitization at fair value under the provisions of SFAS 159. Based on the significance of unobservable inputs, we classify this portfolio as Level 3. As such, a synthetic securitization methodology was used historically to value the loans and the related unfunded commitments on an aggregate basis based upon current commercial mortgage-backed securities (CMBS) market structures and conditions. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. It also eliminates the requirements of hedge accounting under SFAS 133. Due to the inactivity in the CMBS securitization market in 2008, we determined the fair value of commercial mortgage loans held for sale by using a whole loan valuation methodology. Based on the significance of unobservable inputs, we classified this portfolio as Level 3. Valuation assumptions included observable inputs based on whole loan sales, both observed in the market and actual sales from our portfolio and new loan origination spreads during the quarter. Adjustments were made to the assumptions to account for uncertainties, including market conditions, and liquidity. Credit risk was included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace.

PNC has not elected the fair value option for the remainder of our loans held for sale portfolio as the amounts are not significant and hedge accounting is not used for these loans.

At December 31, 2008, commercial mortgage loans held for sale for which the fair value option had been elected had an aggregate fair value of $1.4 billion and an aggregate outstanding principal balance of $1.6 billion.

Interest income on these loans is recorded as earned and reported in the Consolidated Income Statement in the caption Interest Income – Other. Net losses resulting from changes in fair value of these loans of $251 million for 2008 were recorded in other noninterest income. The impact on earnings of offsetting hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for 2008 were not material. The changes in fair value of these loans were partially offset by changes in the fair value of the related financial derivatives that economically hedged these loans.

Customer Resale Agreements and Bank Notes

Effective January 1, 2008, we elected to account for structured resale agreements and structured bank notes at fair value, which are economically hedged using free-standing financial derivatives.

The fair value for structured resale agreements and structured bank notes is determined using a model which includes observable market data as inputs such as interest rates.

Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market related data. Changes in fair value due to instrument-specific credit risk for 2008 were not material. At December 31, 2008, structured resale agreements with an aggregate fair value of $1.1 billion were included in federal funds sold and resale agreements on our Consolidated Balance Sheet. The aggregate outstanding principal balance was $980 million. Interest income on structured resale agreements is reported in the Consolidated Income Statement in the caption Interest Income – Other.

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

Fair Value Option – Changes in Fair Value

Total gains (losses)
In millions	For the year ended December 31, 2008
Assets
Customer resale agreements (a)	$69
Commercial mortgage loans held for sale (a)	(251)
(a)	The impact on earnings of offsetting hedges is not reflected in these amounts.

The following table provides fair values and aggregate unpaid principal balances of items for which we elected the fair value option.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value December 31, 2008	Aggregate Unpaid Principal Balance December 31, 2008	Difference
Customer resale agreements	$1,072	$980	$92
Commercial mortgage loans held for sale
Performing loans	1,376	1,572	(196)
Nonaccrual loans	24	27	(3)
Total	1,400	1,599	(199)

FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107)

	2008 (a)		2007
December 31 – in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$23,171	$23,171	$7,456	$7,456
Trading securities	1,725	1,725	3,556	3,556
Investment securities	43,473	43,406	30,225	30,225
Loans held for sale	4,366	4,366	3,927	3,966
Net loans (excludes leases)	165,112	162,159	64,976	65,808
Other assets	4,282	4,282	1,328	1,328
Mortgage and other loan servicing rights	1,890	1,899	701	780
Financial derivatives
Fair value hedges	889	889	283	283
Cash flow hedges	527	527	325	325
Free-standing derivatives	7,088	7,088	2,163	2,163

Liabilities
Demand, savings and money market deposits	116,946	116,946	56,294	56,294
Time deposits	75,919	76,205	26,402	26,416
Borrowed funds	52,872	53,063	31,254	31,608
Financial derivatives
Fair value hedges	1	1	93	93
Cash flow hedges
Free-standing derivatives	6,057	6,057	2,298	2,298
Unfunded loan commitments and letters of credit	338	338	129	129
(a)	Amounts include National City.

The aggregate fair values in the table above do not represent the underlying market value of PNC as the table excludes the following:

•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

Refer to Fair Value Measurement section of this Note 8 for a definition of fair value.

We used the following methods and assumptions to estimate fair value amounts for financial instruments.

GENERAL

For short-term financial instruments realizable in three months or less, the carrying amount reported in our Consolidated Balance Sheet approximates fair value. Unless otherwise stated, the rates used in discounted cash flow analyses are based on market yield curves.

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

SECURITIES

Securities include both the investment securities and trading portfolios. We use prices sourced from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately 75% of our positions are valued using pricing services provided by the Lehman Index and IDC. Lehman Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix priced for other assets, such as CMBS and asset-backed securities. IDC primarily uses matrix pricing for the instruments we value using this service, such as agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. The majority of our securities are classified as Level 2 in the fair value hierarchy. In circumstances where market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

NET LOANS AND LOANS HELD FOR SALE

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, credit losses, servicing fees and costs. For revolving home equity loans, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. In the case of nonaccrual loans, scheduled cash flows exclude interest payments. Refer to the Fair Value Option section of this Note 8 regarding the fair value of commercial mortgage loans held for sale. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Loans are presented net of the allowance for loan and lease losses.

OTHER ASSETS

Other assets as shown in the accompanying table include the following:

•	noncertificated interest-only strips,
•	FHLB and FRB stock,
•	equity investments carried at cost and fair value, and
•	private equity investments carried at fair value.

Investments accounted for under the equity method, including our investment in BlackRock, are not included in the accompanying table.

The carrying amounts of private equity investments are recorded at fair value. The valuation procedures applied to direct investments include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sales transactions with third parties, or the pricing used to value the entity in a recent financing transaction. We value indirect investments in private equity funds based on the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager provided value are made when available recent investment portfolio company or market information indicates a significant change in value from that provided by the general partner.

Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The aggregate carrying value of our equity investments carried at cost and FHLB and FRB stock was $3.1 billion at December 31, 2008 and $766 million as of December 31, 2007, both of which approximate fair value at each date.

MORTGAGE AND OTHER LOAN SERVICING ASSETS

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment speeds, discount rates, escrow balances, interest rates, cost to service and other factors. We have numerous controls in place intended to ensure that our fair values are appropriate. An independent model review group reviews our valuation models and validates them for their intended use.

For commercial mortgage loan servicing assets, key valuation assumptions at December 31, 2008 and December 31, 2007 included prepayment rates ranging from 4% – 16% and 10% – 16%, respectively, and discount rates ranging from 8% – 10% for both periods, which resulted in an estimated fair value of $873 million and $773 million, respectively.

For residential mortgage servicing assets, key assumptions at December 31, 2008 were a weighted average constant prepayment rate of 33%, weighted average life of 2.3 years and a discount rate, calculated as the spread over forward interest rate swap rates of 6.37%, resulting in a fair value of $1.0 billion.

DEPOSITS

The carrying amounts of noninterest-bearing demand and interest-bearing money market and savings deposits approximate fair values. For time deposits, which include foreign deposits, fair values are estimated based on the discounted value of expected net cash flows assuming current interest rates.

BORROWED FUNDS

The carrying amounts of federal funds purchased, commercial paper, repurchase agreements, proprietary trading short positions, cash collateral, other short-term borrowings, acceptances outstanding and accrued interest payable are considered to be their fair value because of their short-term nature. For all other borrowed funds, fair values are estimated based on dealer quotes.

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

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business segment during 2008 follows:

Goodwill

In millions	Dec. 31 2007	Additions/ Adjustments	Dec. 31 2008
Retail Banking	$5,628	$354	$5,982
Corporate & Institutional Banking	1,491	118	1,609
Global Investment Servicing	1,229	4	1,233
BlackRock	57	(13)	44
Total	$8,405	$463	$8,868

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at that date becomes available. Revisions would likely result in subsequent adjustments to goodwill. The goodwill and other intangible assets related to Sterling are reported in the Retail Banking and Corporate & Institutional Banking business segments.

At December 31, 2008, no goodwill was recognized in connection with the National City acquisition as the fair value of net assets acquired exceeded the purchase price. The allocation of the purchase price may be modified through 2009 as more information, such as appraisals, contracts, reviews of legal documentation, and selected key borrower data, is obtained about the fair value of assets acquired and liabilities assumed and may result in goodwill.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

December 31 - in millions	2008 (a)	2007
Customer-related and other intangibles
Gross carrying amount	$1,291	$708
Accumulated amortization	(361)	(263)
Net carrying amount	$930	$445
Mortgage and other loan servicing rights
Gross carrying amount	$2,286	$1,001
Impairment charge	(35)
Accumulated amortization	(361)	(300)
Net carrying amount	$1,890	$701
Total	$2,820	$1,146

(a)	Amounts at December 31, 2008 include National City.

Our acquisition of National City resulted in the addition of $569 million of core deposit and other relationship intangibles at December 31, 2008. Core deposits include noninterest and interest-bearing demand accounts, savings and money market accounts. In addition, mortgage servicing rights increased $1.2 billion primarily related to the National City acquisition. The intangibles were valued utilizing a discounted cash flows model.

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, commercial mortgage and other loan servicing rights and certain core deposit intangibles are amortized on an accelerated basis. Residential mortgage servicing rights are carried at fair value and not amortized.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 14 years, with a weighted-average remaining useful life of approximately 10 years. Our commercial mortgage and other loan servicing rights are amortized primarily over a period of 2 to 13 years in proportion to the estimated net servicing cash flows from the related loans.

We recognize as an other intangible asset the right to service mortgage loans for others. Commercial mortgage servicing rights are purchased in the open market and originated when loans are sold with servicing retained. Commercial mortgage servicing rights are initially recorded at fair value. These rights are subsequently measured using the amortization method. Accordingly, the commercial mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income.

Residential mortgage servicing rights of $1 billion were recognized in connection with the acquisition of National City. We have elected to subsequently measure residential mortgage servicing rights at fair value consistent with how we manage the risk of these assets.

Amortizable commercial mortgage servicing rights are periodically evaluated for impairment. For purposes of impairment, the commercial mortgage servicing rights are stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. If the carrying amount of any individual stratum exceeds its fair value, a valuation reserve is established with a corresponding charge to Corporate Services on our Consolidated Income Statement.

The fair value of commercial and residential mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates on servicing revenue and costs, discount rates and prepayment speeds.

Changes in the commercial mortgage servicing rights were as follows:

Commercial Mortgage Servicing Rights

In millions	2008	2007
Balance at January 1	$694	$471
Additions (a)	300	310
Amortization expense	(95)	(87)
Balance at December 31	899	694
Impairment charge	(35)
Net carrying amount at December 31	$864	$694

(a)	Includes $210 million in 2008 as part of the National City acquisition.

Servicing revenue from both commercial and residential mortgage servicing assets and liabilities generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances, and ancillary fees totaling $171 million in 2008, $192 million in 2007 and $139 million in 2006. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for 2008, 2007 and 2006 was $228 million, $173 million and $99 million, respectively. The 2008 amortization expense includes a $35 million impairment charge for certain mortgage servicing rights due to the effect of lower interest rates. Amortization expense on existing intangible assets for 2009 through 2013 is estimated to be as follows:

•	2009: $297 million,
•	2010: $232 million,
•	2011: $227 million,
•	2012: $206 million, and
•	2013: $180 million.

The changes in the carrying amount of goodwill and net other intangible assets during 2008 follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2007	$8,405	$445	$701
Additions/adjustments:
National City acquisition		569	1,228
Sterling acquisition	593	21	4
Hilliard Lyons divestiture	(140)
Harris Williams contingent consideration	44
Other acquisitions	(21)		(3)
Mortgage and other loan servicing rights			90
BlackRock	(13)
Other		(7)
Impairment charge			(35)
Amortization		(98)	(95)
Balance at December 31, 2008	$8,868	$930	$1,890

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We adjust goodwill when BlackRock repurchases its shares at an amount greater (or less) than book value per share and this results in an increase (or decrease) in our percentage ownership interest.

We conduct a goodwill impairment test on our reporting units at least annually or more frequently if any adverse triggering events occur. Based on the results of our analysis, there were no impairment charges related to goodwill recognized in 2008, 2007 or 2006. The fair value of our reporting units is determined by using discounted cash flow and market comparability methodologies.

NOTE 10 SECURITIZATION ACTIVITY

We contributed commercial mortgage loans to securitizations with servicing retained of $.4 billion in 2008 and $2.2 billion in 2007 for cash in loan sales transactions. All loan amounts are derecognized from our Consolidated Balance Sheet at the time of transfer. Mortgage servicing rights continue to be held by us as transferor.

These transactions resulted in a pretax net loss including valuation adjustments of $22 million in 2008 and a pretax net gain including valuation adjustments of $20 million in 2007. We continue to perform servicing and recognized servicing assets of $3 million in 2008 and $14 million in 2007 at the time of sale.

In securitizations, loans are typically transferred to a qualifying special purpose entity (“QSPE”) that is demonstrably distinct from the transferor to transfer the risks from our Consolidated Balance Sheet. A QSPE is a bankruptcy-remote trust allowed to perform only certain passive activities. In addition, these entities are self-liquidating and typically structured as Real Estate Mortgage Investment Conduits (“REMICs”) for tax purposes. The QSPEs are generally financed by issuing certificates for various levels of senior and subordinated tranches. QSPEs are exempt from consolidation under the provisions of FIN 46R.

These sale and servicing transactions are structured without recourse to us. Our exposure is limited to standard representations and warranties as seller of the loans and responsibilities as servicer of the QSPE’s assets. In certain circumstances as a servicer for these entities, we advance principal and interest payments to the securitization trust. We have a risk of loss if the borrower does not ultimately make the principal and interest payment. However, the advance is senior secured above the highest rated tranche in the securitization.

Also, in certain situations, we are named as special servicing asset manager. The overall objective of the special servicer is to restore the defaulted loan to performing status or to develop a disposition strategy that results in the highest recovery on a net present value basis, thus protecting the interests of the trust and its investors.

See Note 9 Goodwill and Other Intangible Assets for additional information regarding servicing assets.

With our acquisition of National City on December 31, 2008, we acquired residual and other interests associated with National City’s credit card, automobile, mortgage, and SBA loans securitizations. In addition, we also assumed certain continuing involvement activities in these securitization transactions.

The credit card, automobile, and mortgage securitizations were transacted through QSPEs sponsored by National City. These QSPEs were financed primarily through the issuance and sale of beneficial interests to independent third parties and were not consolidated on National City’s balance sheet. Consolidation of these QSPEs could be considered if circumstances or events subsequent to the securitization transaction dates would cause the entities to lose their “qualified” status. No such events have occurred. Qualitative and quantitative information about these securitizations follows.

The following summarizes the assets and liabilities of the National City-sponsored securitization QSPEs at December 31, 2008.

(In millions)	Credit Card	Automobile	Mortgage
Assets (a)	$2,129	$250	$319
Liabilities	1,824	250	319
(a)	Represents period-end outstanding principal balances of loans transferred to the securitization QSPEs.

Credit Card Loans

At December 31, 2008, National City’s credit card securitization series 2005-1, 2006-1, 2007-1, 2008-1, 2008-2, and 2008-3 were outstanding. Our continuing involvement in the securitized credit cards receivables consists primarily of servicing and a pro-rata undivided interest in all credit card receivables, or seller’s interest, in the QSPE. Servicing fees earned approximate current market rates for servicing fees; therefore, no servicing asset or liability existed at December 31, 2008. We hold a clean-up call repurchase option to the extent a securitization series extends past its scheduled note principal payoff date. To the extent this occurs, the clean-up call option is triggered when the principal balance of the asset-backed notes of any series reaches 5% of the initial principal balance of the asset-back notes issued at the securitization date. Our seller’s interest ranks equally with the investors’ interests in the trust. As the amount of the assets in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller’s interest will vary. However, we are required to maintain seller’s interest at a minimum level of 5%

of the initial invested amount in each series to ensure sufficient assets are available for allocation to the investors’ interests. Seller’s interest, which is recognized in portfolio loans on the Consolidated Balance Sheet, was well above the minimum level at December 31, 2008.

Retained interests acquired consisted of seller’s interest, an interest-only strip, and asset-backed securities issued by the credit card securitization QSPE. The initial carrying values of these retained interests were determined based upon their fair values at December 31, 2008. Seller’s interest is recognized in portfolio loans on the Consolidated Balance Sheet and totaled approximately $315 million at December 31, 2008. The interest-only strips are recognized in other assets on the Consolidated Balance Sheet and totaled approximately $20 million at December 31, 2008. The asset-backed securities are recognized in investment securities on the Consolidated Balance Sheet and totaled approximately $25 million at December 31, 2008. These retained interests represent the maximum exposure to loss associated with our involvement in this securitization.

Automobile Loans

At December 31, 2008, National City’s auto securitization 2005-A was outstanding. Our continuing involvement in the securitized automobile loans consists primarily of servicing and limited requirements to repurchase transferred loans for breaches of representations and warranties. As servicer, we hold a cleanup call on the serviced loans which gives us an option to repurchase the transferred loans when their outstanding principal balances reach 5% of the initial outstanding principal balance of the automobile loans securitized.

The Class A notes issued by National City’s 2005-A auto securitization were purchased by a third-party commercial paper conduit. National City’s subsidiary, National City Bank, along with other financial institutions, agreed to provide backup liquidity to the conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets. The conduit has no interests in subprime mortgage loans. The conduit relies upon commercial paper for its funding. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank to purchase a 49% interest in a note representing a beneficial interest in National City’s securitized automobile loans. Another financial institution, affiliated with the conduit, has committed to purchase the remaining 51% interest in this same note. Upon the conduit’s request, National City Bank would pay cash equal to the par value of the notes, less the corresponding portion of all defaulted loans, plus accrued interest. In return, National City Bank would be entitled to undivided interest in the cash flows of the collateral underlying the note. National City Bank receives an annual commitment fee of 7 basis points for providing this backup liquidity. As of December 31, 2008, the conduit has never experienced any difficulty in accessing the commercial paper markets. Our acquired commitment declines commensurate with the unpaid principal balance of the automobile loans securitized by National City. The commitment amount, which totaled approximately $115 million at December 31, 2008, represents our maximum exposure to the conduit. This commitment expires in December 2009 but may be renewed annually for an additional 12 months by mutual agreement of the parties.

Retained interests acquired consisted of an interest-only strip and asset-backed securities issued by the automobile securitization QSPE. The interest-only strip and asset-backed securities are recognized in other assets and investment securities, respectively, on the Consolidated Balance Sheet and their initial carrying value was determined based upon their fair value at the date of acquisition. At December 31, 2008, the fair value of the interest-only strip and retained asset-backed securities totaled approximately $9 million and $15 million, respectively. These retained interests represent the maximum exposure to loss associated with our involvement in this securitization.

Jumbo Mortgages

At December 31, 2008, National City’s jumbo mortgage securitization series 2008-1 was outstanding. Our continuing involvement in the securitized mortgage loans consists primarily of servicing and limited requirements to repurchase transferred loans for breaches of representations and warranties. As servicer, we hold a cleanup call repurchase option when the outstanding principal balances of the transferred loans reach 5% of the initial outstanding principal balance of the mortgage loans securitized.

SBA Loans

We have no continuing involvement in the SBA loans securitized by National City. The SBA loans were sold servicing released and National City was not the sponsor of the securitization’s special purpose entity.

Retained interests acquired consisted solely of interest-only strips. These retained interests are recognized in other assets on the Consolidated Balance Sheet, totaled approximately $3 million at December 31, 2008, and represent the maximum exposure to loss associated with our involvement in this securitization. The initial carrying value of these retained interests was determined based upon their fair value at the date of acquisition.

The following is a summary of owned and securitized loans, which are managed on a combined basis.

	December 31, 2008
In Millions	Principal Balance	Loans Past Due 30 Days or More
Loans managed
Credit card	$3,731	$177
Automobile	289	13
Jumbo mortgages	866	78
SBA	118	8
Total loans managed	$5,004	$276

Less: Loans securitized
Credit card	$1,824	$73
Automobile	250	9
Jumbo mortgages	319	5
SBA	118	8
Total loans securitized	$2,511	$95

Less: Loans held for securitization
Jumbo mortgages	$9	$4
Loans held in portfolio	$2,484	$177

The tables below present the weighted-average assumptions used to measure the fair values of our acquired retained interests and servicing assets as of December 31, 2008. Fair value was determined by discounting the future cash flows of these assets. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Credit Card Loans

December 31, 2008 Dollars in millions	Fair Value	Weighted- Average Life (in months)	Variable Annual Coupon Rate To Investors	Monthly Principal Repayment Rate	Expected Annual Credit Losses	Annual Discount Rate	Yield
Interest-only strip (a)	$19.6	3.3	1.19%	17.54%	5.18%	15.00%	12.55%
Decline in fair value:
10% adverse change			$.1	$1.4	$2.3		$5.4
20% adverse change			$.3	$2.6	$4.7		$10.8
(a)	Series 2005-1, 2006-1, 2007-1, 2008-1, 2008-2, and 2008-3.

Automobile Loans

December 31, 2008 Dollars in millions	Fair Value	Weighted- Average Life (in months)	Monthly Prepayment Speed (% ABS) (a)	Expected Cumulative Credit Losses	Annual Discount Rate	Weighted- Average Coupon
Interest-only strip (b)	$9.2	1.7	1.26%	1.49%	12.00%	7.06%
Decline in fair value:
10% adverse change				$.2	$.5	$.5
20% adverse change				$.4	$.1	$1.0

Servicing asset (b)	$.6	2.6	1.26%	1.49%	10.00%	7.06%
Decline in fair value:
10% adverse change
20% adverse change			$.1
(a)	Absolute prepayment speed.
(b)	Series 2005-A.

NOTE 11 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

December 31 - in millions	2008 (a)	2007
Land	$577	$250
Buildings	1,215	1,053
Equipment	2,773	2,029
Leasehold improvements	531	433
Total	5,096	3,765
Accumulated depreciation and amortization	(1,867)	(1,764)
Net book value	$3,229	$2,001
(a)	Amounts at December 31, 2008 included $1.2 billion related to National City.

Depreciation expense on premises, equipment and leasehold improvements totaled $225 million in 2008, $178 million in 2007 and $180 million in 2006. Amortization expense, primarily for capitalized internally developed software, was

$44 million in 2008, $40 million in 2007 and $44 million in 2006.

We lease certain facilities and equipment under agreements expiring at various dates through the year 2067. We account for these as operating leases. Rental expense on such leases amounted to $202 million in 2008, $207 million in 2007 and $193 million in 2006.

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $2.6 billion at December 31, 2008 and $1.2 billion at December 31, 2007. Minimum annual rentals for the years 2009 through 2014 and thereafter are as follows:

•	2009: $329 million,
•	2010: $309 million,
•	2011: $270 million,
•	2012: $242 million,
•	2013: $217 million, and
•	2014 and thereafter: $1.2 billion.

NOTE 12 DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $26.8 billion at December 31, 2008 and $14.8 billion at December 31, 2007.

Total time deposits of $75.9 billion at December 31, 2008 have contractual maturities for the years 2009 through 2014 and thereafter as follows:

•	2009: $44.9 billion,
•	2010: $12.8 billion,
•	2011: $4.9 billion,
•	2012: $7.7 billion,
•	2013: $1.3 billion, and
•	2014 and thereafter: $4.3 billion.

NOTE 13 BORROWED FUNDS

Bank notes at December 31, 2008 totaling $1.0 billion have interest rates ranging from 2.75% to 5.70% with approximately $500 million maturing in 2009. Senior and subordinated notes consisted of the following:

December 31, 2008 Dollars in millions	Outstanding	Stated Rate	Maturity
Senior	$12,622	.23 – 5.50%	2009 – 2047

Subordinated
Junior	2,898	2.77 – 10.18%	2028 – 2068
All other	8,310	2.35 – 9.65%	2009 – 2019
Total subordinated	11,208
Total senior and subordinated	$23,830

Included in outstandings for the senior and subordinated notes in the table above are basis adjustment increases of $81 million and $551 million, respectively, related to fair value accounting hedges as of December 31, 2008.

In December 2008, we issued the following senior notes totaling $2.9 billion under the FDIC’s Temporary Liquidity Guarantee Program-Debt Guarantee Program:

•	$2 billion of fixed rate senior notes due June 2012. These notes pay interest semiannually at a fixed rate of 2.3%.
•	$500 million of fixed rate senior notes due June 2011. These notes pay interest semiannually at a fixed rate of 1.875%.
•	$400 million of floating rate senior notes due June 2011. Interest will be reset quarterly to 3-month LIBOR plus 28 basis points and interest will be paid quarterly.

Each of these series of senior notes is guaranteed by the FDIC and is backed by the full faith and credit of the United States of America through June 30, 2012.

Total borrowed funds of $52.2 billion at December 31, 2008 have scheduled or anticipated repayments for the years 2009 through 2014 and thereafter as follows:

•	2009: $18.6 billion,
•	2010: $9.4 billion,
•	2011: $5.2 billion,
•	2012: $4.8 billion,
•	2013: $4.0 billion, and
•	2014 and thereafter: $10.2 billion.

Included in borrowed funds are FHLB borrowings of $18.1 billion at December 31, 2008, $9.0 billion of which are collateralized by a blanket lien on residential mortgage and other real estate-related loans and mortgage-backed and treasury securities and $224 million are collateralized by pledged mortgage-backed and treasury securities. The remaining $8.9 billion, assumed in the National City acquisition, are collateralized by a blanket lien on residential mortgage and home equity loans and mortgage-backed securities. FHLB advances of $5.1 billion have scheduled maturities of less than one year. The remainder of the FHLB borrowings have balances that will mature from 2010 – 2030, with interest rates ranging from 0% – 7.33%.

As part of the National City acquisition, PNC assumed liability for the conversion of $1.4 billion of convertible senior notes. Interest on these notes is payable semiannually at a fixed rate of 4.0%. The maturity date of these notes is February 1, 2011. PNC may not redeem these notes prior to their maturity date. Holders may convert the notes, at their option, prior to November 15, 2010 under certain circumstances, including (i) if the trading price of the notes is less than a defined threshold measured against the market value of PNC common stock, (ii) any time after March 31, 2008, if the market price of PNC common stock exceeds 130% of the conversion price of the notes in effect on the last trading day of the immediately preceding calendar quarter, or (iii) upon the occurrence of certain specific events. After November 15, 2010, the holders may convert their notes at any time through the third scheduled trading date preceding the maturity date. The initial conversion rate equals 2.0725 shares per $1,000 face value of notes. The conversion rate will be subject to adjustment for stock splits, stock dividends, cash dividends in excess of certain thresholds, stock repurchases where the price exceeds market values, and certain other events. Upon conversion, PNC will pay cash equal to the principal balance of the notes and may issue shares of its common stock for any conversion value, determined over a 40 day observation period, that exceeds the principal balance of the notes being converted. The maximum number of net common shares that PNC may be required to issue is 3.6 million shares, subject to potential adjustment in the case of certain events, make-whole fundamental changes, or early termination.

The holders of the convertible senior notes may elect: i) in the case of a make-whole fundamental change, to convert the notes prior to the effective time of such change, in which case the conversion rate will be increased as provided by a formula set forth in the indenture supplement governing the convertible senior notes; or ii) upon the effective time of any fundamental change, to require PNC to repurchase the convertible senior notes at their principal amount plus accrued but unpaid interest. Generally, a fundamental change includes an acquisition of more than 50% of PNC’s common stock, certain mergers, consolidations or other business combinations, if PNC’s continuing directors are less than the majority of the Board of Directors, a liquidation or dissolution, or PNC’s common stock is not listed on any US national securities exchange. These rights may discourage a business combination or other transaction that is otherwise favored by certain shareholders.

The $2.9 billion of junior subordinated debt included in the above table represents the only debt redeemable prior to maturity. The call price and related premiums are discussed in Note 14 Capital Securities of Subsidiary Trusts.

NOTE 14 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

At December 31, 2008, capital securities totaling $3.5 billion represented non-voting preferred beneficial interests in the assets of the following (Trusts acquired with National City follow in a separate table):

Trust	Date Formed	Description of Capital Securities	Redeemable
PNC Capital Trust C	June 1998	$200 million due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2008 was 2.773%.	On or after June 1, 2008 at par.

PNC Capital Trust D	December 2003	$300 million of 6.125% capital securities due December 15, 2033.	On or after December 18, 2008 at par.

PNC Capital Trust E	February 2008	$450 million of 7.75% capital securities due March 15, 2068.	On or after March 15, 2013 at par. *

James Monroe Statutory Trust II	July 2003	$4 million due July 31, 2033, bearing an interest rate equal to 3-month LIBOR plus 310 basis points. The rate in effect at December 31, 2008 was 4.559%.	On or after July 31, 2008 at par.

James Monroe Statutory Trust III	September 2005	$8 million due December 15, 2035 at a fixed rate of 6.253%. The fixed rate remains in effect until September 15, 2010 at which time the securities pay a floating rate of LIBOR plus 155 basis points.	On or after December 15, 2010.

Yardville Capital Trust II	June 2000	$15 million of 9.5% capital securities due June 22, 2030.	On or after June 23, 2010 at par plus a premium of up to 4.75%.

Yardville Capital Trust III	March 2001	$6 million of 10.18% capital securities due June 2031.	On or after June 8, 2011 at par plus a premium of up to 5.09%.

Yardville Capital Trust IV	February 2003	$15 million due March 1, 2033, bearing an interest rate equal to 3-month LIBOR plus 340 basis points. The rate in effect at December 31, 2008 was 5.581%.	On or after March 1, 2008 at par.

Yardville Capital Trust V	September 2003	$10 million due October 8, 2033, bearing an interest rate equal to 3-month LIBOR plus 300 basis points. The rate in effect at December 31, 2008 was 7.819%.	On or after October 8, 2008 at par.

Yardville Capital Trust VI	June 2004	$15 million due July 23, 2034, bearing an interest rate equal to 3-month LIBOR plus 270 basis points. The rate in effect at December 31, 2008 was 6.534%.	On or after July 23, 2009 at par.

Sterling Financial Statutory Trust II	June 2003	$35 million due June 26, 2033 at a fixed rate of 5.55%. The fixed rate remained in effect until June 26, 2008 at which time the securities began paying a floating rate of 3-month LIBOR plus 310 basis points. The rate in effect at December 31, 2008 was 4.566%.	On or after June 26, 2008 at par.

Sterling Financial Statutory Trust III	December 2004	$15 million due December 15, 2034 at a fixed rate of 6%. The fixed rate remains in effect until December 15, 2009 at which time the securities pay a floating rate of 3-month LIBOR plus 189 basis points.	On or after December 15, 2009 at par.

Sterling Financial Statutory Trust IV	February 2005	$15 million due March 15, 2035 at a fixed rate of 6.19%. The fixed rate remains in effect until March 15, 2010 at which time the securities pay a floating rate of 3-month LIBOR plus 187 basis points.	On or after March 15, 2010 at par.

Sterling Financial Statutory Trust V	March 2007	$20 million due March 15, 2037 at a fixed rate of 7%. The fixed rate remained in effect until June 15, 2007 at which time the securities began paying a floating rate of 3-month LIBOR plus 165 basis points. The rate in effect at December 31, 2008 was 3.646%.	March 15, 2012 at par.
*	We may only redeem or repurchase the trust preferred securities of, and the junior subordinated notes payable to, PNC Capital Trust E prior to and including March 15, 2038 subject to having received proceeds of the issuance of certain qualified securities and subject to the other terms and conditions set forth in the applicable replacement capital covenant. As of December 31, 2008, the beneficiaries of this limitation are the holders of our $300 million of 6.125% Junior Subordinated Notes issued in December 2003.

Effective December 31, 2008, the following Trusts were added as part of the National City acquisition.

Trust	Date Formed	Description of Capital Securities	Redeemable
National City Preferred Capital Trust I	January 2008	$500 million due December 10, 2043 at a fixed rate of 12.00%. The fixed rate remains in effect until December 10, 2012 at which time the interest rate resets to 3-month LIBOR plus 861 basis points.	On or after December 10, 2016 at par. **

National City Capital Trust II	November 2006	$750 million due November 15, 2066 at a fixed rate of 6.625%. The fixed rate remains in effect until November 15, 2036 at which time the securities pay a floating rate of one-month LIBOR plus 229 basis points.	On or after November 15, 2011 at par. ***

National City Capital Trust III	May 2007	$500 million due May 25, 2067 at a fixed rate of 6.625%. The fixed rate remains in effect until May 25, 2047 at which time the securities pay a floating rate of one-month LIBOR plus 212.63 basis points.	On or after May 25, 2012 at par. ***

National City Capital Trust IV	August 2007	$518 million due August 30, 2067 at a fixed rate of 8.00%. The fixed rate remains in effect until September 15, 2047 at which time the securities pay a floating rate of one-month LIBOR plus 348.7 basis points.	On or after August 30, 2012 at par. ***

MAF Bancorp Capital Trust I	April 2005	$30 million due June 15, 2035 bearing an interest rate of 3-month LIBOR plus 175 basis points. The rate in effect at December 31, 2008 was 3.746%.	On or after June 15, 2010 at par.

MAF Bancorp Capital Trust II	August 2005	$35 million due September 15, 2035 bearing an interest rate of 3-month LIBOR plus 140 basis points. The rate in effect at December 31, 2008 was 3.396%.	On or after September 15, 2010 at par.

Fidelity Capital Trust II	December 2003	$22 million due January 23, 2034 bearing an interest rate of 3-month LIBOR plus 285 basis points. The rate in effect at December 31, 2008 was 6.315%.	On or after January 23, 2009 at par.

Fidelity Capital Trust III	October 2004	$30 million due November 23, 2034 bearing an interest rate of 3-month LIBOR plus 197 basis points. The rate in effect at December 31, 2008 was 4.123%.	On or after November 23, 2009 at par.
**	We may only redeem or repurchase the trust preferred securities of, and the junior subordinated notes payable to, National City Preferred Capital Trust I prior to December 10, 2016, subject to having received proceeds from the issuance of certain qualified securities and subject to the other terms and conditions set forth in the applicable replacement capital covenant. As of December 31, 2008, the beneficiaries of this limitation are the holders of our $700 million of 6.875% subordinated notes due 2019. The Trust holds $500 million of 8.729% junior subordinated notes and 3.271% Stock Purchase Contracts issued by PNC.
***	We may only redeem or repurchase the trust preferred securities of, and our junior subordinated notes payable to, National City Capital Trust II, III and IV more than 10 years in advance of their legal maturity dates, subject to having received proceeds from the issuance of certain qualified securities and subject to the other terms and conditions set forth in the applicable replacement capital covenant. As of December 31, 2008, the beneficiaries of this limitation are the holders of our $700 million of 6.875% subordinated notes due 2019.

All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

At December 31, 2008, PNC’s junior subordinated debt of $2.9 billion, net of National City–related purchase accounting adjustments, represented debentures purchased and held as assets by the Trusts.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 23 Regulatory Matters.

PNC is subject to restrictions on dividends and other provisions similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 3 Variable Interest Entities. PNC is also subject to dividend restrictions as a result of our issuance of preferred stock to the US

Treasury under the TARP Capital Purchase Program as described in Note 19 Shareholders’ Equity.

NOTE 15 EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT PLANS

We have a noncontributory, qualified defined benefit pension plan covering eligible employees. The plan derives benefits from cash balance formulas based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. National City had a qualified pension plan covering substantially all employees hired prior to April 1, 2006. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. The National City plan was merged with our qualified pension plan on December 31, 2008. As of the plan merger date, no changes to either plan design or benefits occurred.

We also maintain nonqualified supplemental retirement plans for certain employees. On December 31, 2008, the participants of National City’s supplemental executive retirement plans became 100% vested due to the change in control. We also provide certain health care and life insurance benefits for qualifying retired employees (“postretirement benefits”) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. The Company reserves the right to terminate or make plan changes at any time.

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows:

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2008	2007	2008	2007	2008	2007
Accumulated benefit obligation at end of year	$3,493	$1,436	$253	$109
Projected benefit obligation at beginning of year	$1,507	$1,245	$113	$76	$243	$235
National City acquisition	2,109		145		105
Other acquisitions (a)		247	5	34	3	18
Service cost	44	42	2	2	3	3
Interest cost	86	82	6	6	15	14
Amendments	(17)					(5)
Actuarial losses (gains) and changes in assumptions	(18)	(11)	2	4	(17)	(2)
EITF 06-4 adoption					29
Participant contributions					9	8
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(94)	(98)	(10)	(9)	(33)	(30)
Projected benefit obligation at end of year	$3,617	$1,507	$263	$113	$359	$243
Fair value of plan assets at beginning of year	$2,019	$1,746
National City acquisition	2,032
Other acquisitions (a)		242
Actual return on plan assets	(665)	129
Employer contribution			$10	$9	$22	$20
Participant contributions					9	8
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(94)	(98)	(10)	(9)	(33)	(30)
Fair value of plan assets at end of year	$3,292	$2,019
Funded status	$(325)	$512	$(263)	$(113)	$(359)	$(243)
Net amount recognized on the balance sheet	$(325)	$512	$(263)	$(113)	$(359)	$(243)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	(12)	2			(22)	(29)
Net actuarial loss	1,004	198	30	30	14	31
Amount recognized in AOCI	$992	$200	$30	$30	$(8)	$2
(a)	Sterling in 2008; Mercantile and Yardville in 2007.

The fair value of the qualified pension plan assets is less than both the accumulated benefit obligation and the projected benefit obligation. The nonqualified pension plan, which contains several individual plans that are accounted for together, is unfunded. Contributions from us and, in the case of postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy as shown in the table.

PNC PENSION PLAN ASSETS

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

The Pension Plan Administrative Committee (the “Committee”) adopted the current Pension Plan Investment Policy Statement, including the updated target allocations and allowable ranges shown below, on August 13, 2008.

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

The asset strategy allocations for the Trust at the end of 2008 and 2007, and the target allocation range, by asset category, are as follows:

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
PNC Pension Plan		2008	2007
Asset Category
Equity securities	49-69%	58%	62%
Fixed income securities	32-39%	39%	34%
Real estate	4-6%	3%	4%
Other	0-5%	—	—
Total		100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total plan assets held as of December 31, 2008 for equity securities, fixed income securities, real estate and all other assets are 32%, 55%, 0%, and 13%, respectively.

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

BlackRock, Global Investment Servicing and our Retail Banking business segments receive compensation for providing investment management, trustee and custodial services for the majority of the Trust portfolio. Compensation for such services is paid by PNC. Non-affiliate service providers for the Trust are compensated from plan assets.

NATIONAL CITY PENSION PLAN ASSETS

Assets related to the pension plan investments of the former National City qualified pension plan are held in trust. The trustee is National City Bank. The Trust is exempt from tax pursuant to section 501(a) of the Code. The plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities and US government, agency, and corporate debt securities and real estate investments. Plan assets do include common stock of PNC as discussed below.

The asset allocation for National City’s defined benefit pension plan as of the measurement date, by asset category is as follows:

Percentage of Plan Assets
National City Pension Plan	December 31 2008
Asset Category
Equity securities	42%
Fixed income securities	9%
Cash and cash equivalents	49%
Total	100%

The investment objective for the National City qualified pension plan is to maximize total return with tolerance for slightly above average risk. Asset allocation strongly favors equities, with a target allocation of approximately 80% equity securities, 15% fixed income securities, and 5% cash. Due to volatility in the market, the target allocation is not always desirable as asset allocations will fluctuate. A core equity position of large cap stocks will be maintained. However, more aggressive or volatile sectors will be meaningfully represented in the asset mix in pursuit of higher returns. Higher volatility investment strategies such as credit risk, structured finance, and international bonds will be appropriate strategies in conjunction with the core position. As of December 31, 2008, the plan had a temporary large cash and cash equivalents balance due to a contribution of $850 million made by National City to the plan on December 30, 2008 which had not yet been fully invested.

Equity securities included $9 million of National City common stock at December 31, 2008, representing 5,048,833 shares at a closing price of $1.81. In conjunction with PNC’s acquisition of National City, these shares were exchanged into 197,914 shares of PNC common stock.

The following table provides information regarding our estimated future cash flows related to our various plans, including the impact of the National City plans:

ESTIMATED CASH FLOWS

			Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2009
employer contributions	—	$29	$35	$2
Estimated future
benefit
payments
2009	$247	$29	$35	$2
2010	253	30	36	2
2011	262	28	34	2
2012	267	28	34	2
2013	277	25	34	2
2014 – 2018	1,499	109	164	9

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions.

The components of net periodic benefit cost/ (income) and other amounts recognized in other comprehensive income were as follows. This table excludes the impact of the National City plans which we acquired on December 31, 2008.

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net periodic cost consists of:
Service cost	$44	$42	$34	$2	$2	$1	$3	$3	$2
Interest cost	86	82	68	6	6	4	15	14	13
Expected return on plan assets	(160)	(156)	(129)
Amortization of prior service cost	(2)		(1)				(7)	(7)	(6)
Amortization of actuarial losses		2	16	2	2	3			1
Net periodic cost	$(32)	$(30)	$(12)	$10	$10	$8	$11	$10	$10
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year prior service cost/(credit)	$(17)							$(5)
Amortization of prior service (cost)/credit	2						$7	7
Current year actuarial loss/(gain)	807	$16		$2	$4		(17)	(2)
Amortization of actuarial (loss)/gain		(2)		(2)	(2)
Total recognized in OCI	792	14			2		(10)
Total recognized in net periodic cost and OCI	$760	$(16)		$10	$12		$1	$10

The weighted-average assumptions used (as of the beginning of each year) to determine net periodic costs shown above were as follows:

	Net Periodic Cost Determination
Year ended December 31	2008	2007	2006
Discount rate
Qualified pension	5.95%	5.70%	5.50%
Nonqualified pension	5.75	5.60	5.40
Postretirement benefits	5.95	5.80	5.60
Rate of compensation increase (average)	4.00	4.00	4.00
Assumed health care cost trend rate
Initial trend	9.50	10.00	10.00
Ultimate trend	5.00	5.00	5.00
Year ultimate reached	2014	2012	2011
Expected long-term return on plan assets	8.25	8.25	8.25

The weighted-average assumptions used (as of the end of each year) to determine year-end obligations for pension and postretirement benefits were as follows:

	At December 31
	2008	2007
Discount rate
Qualified pension	6.05%	5.95%
Nonqualified pension	5.90	5.75
Postretirement benefits	5.95	5.95
Rate of compensation increase (average)	4.00	4.00
Assumed health care cost trend rate
Initial trend	9.00	9.50
Ultimate trend	5.00	5.00
Year ultimate reached	2014	2014

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

The health care cost trend rate assumptions shown in the preceding tables relate only to the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Year ended December 31, 2008 In millions	Increase	Decrease
Effect on total service and interest cost	$1	—
Effect on year-end benefit obligation	9	$(8)

Under SFAS 158, unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI each December 31, while amortization of these amounts through net periodic benefit cost occurs in accordance with SFAS 87 and SFAS 106. The estimated amounts that will be amortized in 2009 are as follows:

	2009 Estimate
Year ended December 31 In millions	Qualified Pension	Nonqualified Pension	Postretirement Benefits
Prior service cost (credit)	$(2)	—	$(5)
Net actuarial loss	80	—	—
Total	$78	—	$(5)

DEFINED CONTRIBUTION PLANS

We have a contributory, qualified defined contribution plan that covers substantially all employees except those covered by other plans as identified below. Under this plan, employee contributions up to 6% of eligible compensation as defined by the plan are matched 100%, subject to Code limitations. The plan is a 401(k) plan and includes an employee stock ownership (“ESOP”) feature. Employee contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and several BlackRock mutual funds, at the direction of the employee. All shares of PNC common stock held by the plan are part of the ESOP. Employee contributions to the plan for 2008, 2007 and 2006 were matched primarily by shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Employee benefits expense related to this plan was $57 million in 2008, $52 million in 2007 and $52 million in 2006. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan by PNC.

We have a separate qualified defined contribution plan that covers substantially all US-based Global Investment Servicing employees not covered by our plan. The plan is a 401(k) plan and includes an ESOP feature. Under this plan, employee contributions of up to 6% of eligible compensation as defined by the plan may be matched annually based on Global Investment Servicing performance levels. Participants must be employed as of December 31 of each year to receive this annual contribution. The performance-based employer matching contribution will be made primarily in shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Mandatory employer contributions to this plan are made in cash and include employer basic and transitional contributions. Employee-directed contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and several BlackRock mutual funds, at the direction of the employee. Employee benefits expense for this plan was $11 million in 2008, $10 million in 2007 and $9 million in 2006. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan.

We also maintain a nonqualified supplemental savings plan for certain employees.

We also maintain a defined contribution plan for National City legacy employees. Substantially all National City legacy employees are eligible to contribute a portion of their pretax compensation to the plan. PNC may make contributions to the plan for employees with one or more years of service in the form of company common stock in varying amounts depending on participant contribution levels. PNC reserves the right to terminate or make plan changes at any time.

NOTE 16 STOCK-BASED COMPENSATION PLANS

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of December 31, 2008, no stock appreciation rights were outstanding.

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

OPTIONS ISSUED FOR STERLING ACQUISITION

On April 4, 2008, in connection with the closing of the Sterling acquisition, we issued 325,489 PNC stock options upon conversion of all outstanding and unexercised Sterling options at that date. Of the total options issued, 159,676 were issued as nonqualified stock options, and the remaining 165,813 were issued as incentive stock options. These PNC options carry generally the same terms and conditions as the original Sterling options. Per the merger agreement, all outstanding options were deemed fully vested at the acquisition date. Accordingly, no ongoing stock option expense will be recognized for these options. The purchase price consideration for the Sterling acquisition included approximately $3.3 million related to these options.

OPTIONS ISSUED FOR NATIONAL CITY ACQUISITION

On December 31, 2008, in connection with the closing of the National City acquisition, we issued approximately 1.7 million PNC stock options upon conversion of all outstanding and unexercised National City options at that date. Of the total options issued, approximately 1.4 million were issued as nonqualified stock options, and the remaining 0.3 million were issued as incentive stock options. These PNC options carry generally the same terms and conditions as the original National City options. Per the merger agreement, all outstanding options were deemed fully vested at the acquisition date. Accordingly, no ongoing stock option expense will be recognized for these options. The purchase price consideration for the National City acquisition included approximately $2.0 million related to these options.

A summary of stock option activity follows:

Year ended December 31, 2008 In thousands, except weighted-average data	Shares	Weighted- average exercise price	Weighted- average remaining contractual life	Aggregate intrinsic value
Outstanding, January 1	14,326	$62.15
Granted	3,308	60.35
Sterling acquisition	325	63.94
Exercised	(3,175)	55.11
Cancelled	(247)	57.97

Prior to National City acquisition	14,537	63.39
National City acquisition	1,744	636.31

Outstanding, December 31	16,281	$124.75	5.6 years	$4,909
Vested and expected to vest, December 31 (a)	15,971	$125.90	5.6 years	$4,909
Exercisable, December 31	11,373	$151.03	4.3 years	$4,909
(a)	Adjusted for estimated forfeitures on unvested options.

The weighted-average grant-date fair value of options granted in 2008, 2007 and 2006 was $7.27, $11.37 and $10.75 per option, respectively. To determine stock-based compensation expense under SFAS 123R, the grant-date fair value is applied to the options granted with a reduction made for estimated forfeitures.

At December 31, 2007 and 2006, options for 10,496,000 and 10,743,000 shares of common stock, respectively, were exercisable at a weighted-average price of $59.95 and $58.38, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $59 million, $52 million and $111 million, respectively.

Cash received from option exercises under all Incentive Plans for 2008, 2007 and 2006 was approximately $167 million, $111 million and $233 million, respectively. The actual tax benefit realized for tax deduction purposes from option exercises under all Incentive Plans for 2008, 2007 and 2006 was approximately $58 million, $39 million and $82 million, respectively.

There were no options granted in excess of market value in 2008, 2007 or 2006. Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were 36,307,172 at December 31, 2008. Total shares of PNC common stock authorized for future issuance under equity compensation plans totaled 37,842,957 shares at December 31, 2008, which includes shares available for issuance under the Incentive Plans, the Employee Stock Purchase Plan as described below, and a director plan.

During 2008, we issued approximately 3.1 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we intend to utilize treasury stock for future stock option exercises.

As permitted under SFAS 123R, we recognized compensation expense for stock options on a straight-line basis over the pro rata vesting period. Total compensation expense recognized related to PNC stock options in 2008 was $22 million compared with $29 million in 2007 and $31 million in 2006.

Awards granted to non-employee directors in 2008 and 2007 include 25,381 and 20,944 deferred stock units, respectively, awarded under the Outside Directors Deferred Stock Unit Plan. A deferred stock unit is a phantom share of our common stock, which requires liability accounting treatment under SFAS 123R until such awards are paid to the participants as cash. As there are no vesting or service requirements on these awards, total compensation expense is recognized in full on all awarded units on the date of grant.

OPTION PRICING ASSUMPTIONS

For purposes of computing stock option expense, we estimated the fair value of stock options primarily by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are very subjective.

We used the following assumptions in the option pricing models to determine 2008, 2007 and 2006 stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Weighted-average for the year ended December 31	2008	2007	2006
Risk-free interest rate	3.1%	4.8%	4.5%
Dividend yield	3.3	3.4	3.7
Volatility	18.5	18.8	20.5
Expected life	5.7 yrs.	4.3 yrs.	5.1 yrs.

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

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards granted in 2008, 2007 and 2006 was $59.25, $73.83 and $67.36 per share, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to incentive/performance unit share awards and restricted stock/unit awards during 2008 was approximately $51 million compared with $42 million in 2007 and $45 million in 2006.

A summary of nonvested incentive/performance unit shares and restricted stock/unit share activity follows:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
Dec. 31, 2007	316	$66.28	1,869	$60.20
Granted	176	53.27	548	55.20
Vested			(652)	50.92
Forfeited			(30)	62.75
Dec. 31, 2008	492	$61.63	1,735	$62.07

In the chart above, the weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares and for estimated forfeitures on restricted stock/unit awards.

At December 31, 2008, there was $39 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years. The total fair value of incentive/performance unit share and restricted stock /unit awards vested during 2008, 2007 and 2006 was approximately $41 million, $79 million and $63 million, respectively.

LIABILITY AWARDS

In 2008, 2007 and 2006 we granted a performance unit incentive award each year to a senior executive. The grant is share-denominated with an initial specified target number of 47,000 share units for 2008, 26,400 share units for 2007 and 30,000 share units for 2006. The potential award is dependent on the achievement of certain performance criteria over a three-year period ending December 31, 2008 for the 2006 grant, December 31, 2009 for the 2007 grant, and December 31, 2010 for the 2008 grant. Final awarded performance units will be paid only in cash.

Additionally, beginning in 2008, we granted other cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based, service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of December 31, 2008, there were 91,449 of these cash-payable restricted share units outstanding.

A summary of all nonvested, cash-payable restricted share unit activity follows:

In thousands	Nonvested Cash- Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2008	57
Granted	145
Outstanding, December 31, 2008 (a)	202	$9,878
(a)	There were no share units vested and received or forfeited during 2008.

Total compensation expense recognized related to liability awards, including market valuation adjustments recorded during 2008 on these awards, resulted in a net reduction to expense of approximately $1.1 million. The corresponding amounts for 2007 and 2006 were approximately $1 million of net expense recognized in each year.

EMPLOYEE STOCK PURCHASE PLAN

As of December 31, 2008, our ESPP has approximately 1.2 million shares available for issuance. Full-time employees with six months and part-time employees with 12 months of continuous employment with us are eligible to participate in the ESPP at the commencement of the next six-month offering period. Eligible participants may purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. No charge to earnings is recorded with respect to the ESPP.

Shares issued pursuant to the ESPP were as follows:

Year ended December 31	Shares	Price Per Share
2008	133,563	$54.25 and $46.55
2007	111,812	68.00 and 62.37
2006	105,041	66.66 and 70.34

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

Noninterest income for 2008 included a $243 million pretax gain related to our commitment to fund additional BlackRock LTIP programs. This gain represented the mark-to-market adjustment related to our remaining BlackRock LTIP common shares obligation as of December 31, 2008 and resulted from the decrease in the market value of BlackRock common shares for 2008. Noninterest income for 2007 and 2006 included pretax charges totaling $209 million and $12 million, respectively, related to an increase in the market value of BlackRock common shares for these periods.

Additionally, we reported noninterest expense of $33 million in 2006 related to the BlackRock LTIP awards.

NOTE 17 FINANCIAL DERIVATIVES

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

Adjustments related to the ineffective portion of fair value hedging instruments are recorded in interest expense or noninterest income depending on the hedged item.

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

During the next twelve months, we expect to reclassify to earnings $230 million of pretax net gains, or $149 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive loss. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2008. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of December 31, 2008 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in a net gain of $8 million for 2008, a net loss of $1 million for 2007, and a net loss of $4 million in 2006.

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

Basis swaps are agreements involving the exchange of payments, based on notional amounts, of two floating rate financial instruments denominated in the same currency, one tied to one reference rate and the other tied to a second reference rate (e.g., swapping payments tied to one-month LIBOR for payments tied to three-month LIBOR). We use these contracts to mitigate the impact on earnings of exposure to a certain referenced interest rate.

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

Interest rate lock commitments for, as well as commitments to buy or sell, mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on certain commercial and residential mortgage interest rate lock commitments as well as commercial and residential mortgage loans held for sale is economically hedged with total rate of return swaps, pay-fixed interest rate swaps, credit derivatives and forward sales agreements. These contracts mitigate the impact on earnings of exposure to a certain referenced rate. The fair value of loan commitments is based on the estimated fair value of the underlying loan and the probability that the loan will fund within the terms of the commitment. The fair value of the loan commitment also takes into account the fair value of the embedded servicing right pursuant to SAB 109.

Free-standing derivatives also include positions we take based on market expectations or to benefit from price differentials between financial instruments and the market based on stated risk management objectives.

Derivatives Used to Hedge MSRs

The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedging strategies. The majority of these derivatives are used to manage interest rate and prepayment risk related to residential mortgage servicing rights (MSRs), residential and commercial real estate loans held for sale, and interest rate lock commitments, all of which are carried at fair value consistent with the accounting for the derivatives.

Derivative Counterparty Credit Risk

By purchasing and writing derivative contracts we are exposed to credit risk if the counterparties fail to perform. We seek to minimize credit risk through credit approvals, limits, monitoring procedures and collateral requirements. We generally enter into transactions with counterparties that carry high quality credit ratings. Nonperformance risk including credit risk is included in the determination of the estimated net fair value.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At December 31, 2008, we held cash, which is included in other borrowed funds on our Consolidated Balance Sheet, US government securities and mortgage-backed securities with a total fair value of $1.4 billion. We pledged cash, which is included in short-term investments on our Consolidated Balance Sheet, and US government securities of $1.2 billion under these agreements.

The total notional or contractual amounts, estimated net fair value and credit risk for derivatives were as follows:

	December 31, 2008			December 31, 2007
In millions	Notional/ Contractual amount	Estimated net fair value	Credit risk (b)	Notional/ Contractual amount	Estimated net fair value	Credit risk (b)
ACCOUNTING HEDGES
Fair value hedges	$9,888	$888	$889	$10,568	$190	$283
Cash flow hedges	5,618	527	527	7,856	325	325
Total	$15,506	$1,415	$1,416	$18,424	$515	$608
FREE-STANDING DERIVATIVES
Interest rate contracts	$146,137	$503	$4,828	$170,889	$4	$1,224
Equity contracts	984	(4)	72	1,824	(69)	144
Foreign exchange contracts	8,972	(3)	320	15,741	13	153
Credit derivatives	2,937	205	287	5,823	42	96
Options	3,334	177	315	64,448	87	496
Risk participation agreements	3,290		3	1,183
Residential mortgage servicing rights	52,980	109	1,136
Commitments related to mortgage-related assets	18,853	(12)	69	3,190	10	15
Other (a)	773	56	58	642	(201)
Total	$238,260	$1,031	$7,088	$263,740	$(114)	$2,128
(a)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs and to certain customer-related derivatives.
(b)	Credit risk amounts reflect the replacement cost for contracts in a gain position in the event of nonperformance by all counterparties.

NOTE 18 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per common share calculations:

Year ended December 31 - in millions, except share and per share data	2008	2007	2006
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income	$882	$1,467	$2,595
Less: Preferred dividends declared	21		1
Net income applicable to basic earnings per common share	$861	$1,467	$2,594
Basic weighted-average common shares outstanding (in thousands)	343,980	331,300	291,758
Basic earnings per common share	$2.50	$4.43	$8.89
CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (a) (b)
Net income	$882	$1,467	$2,595
Less: BlackRock adjustment for common stock equivalents	7	8	6
Non-convertible preferred dividends declared	21
Net income applicable to diluted earnings per common share	$854	$1,459	$2,589

Basic weighted-average common shares outstanding (in thousands)	343,980	331,300	291,758
Weighted-average common shares to be issued using average market price and assuming:
Conversion of preferred stock Series A and B	63	65	70
Conversion of preferred stock Series C and D	501	542	584
Conversion of debentures	9	2	2
Exercise of stock options	988	1,774	2,178
Incentive/performance unit share and restricted stock/unit awards	1,525	1,474	1,930
Diluted weighted-average common shares outstanding (in thousands)	347,066	335,157	296,522
Diluted earnings per common share	$2.46	$4.35	$8.73
(a) Excludes stock options considered to be anti-dilutive (in thousands)	8,815	4,135	4,230
(b) Excludes warrants considered to be anti-dilutive (in thousands)	19,410

NOTE 19 SHAREHOLDERS’ EQUITY

Preferred Stock

Information related to preferred stock is as follows:

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2008	2007
Authorized
$1 par value		16,960	16,985
Issued and outstanding
Series A	$40	6	7
Series B	40	1	1
Series C	20	119	128
Series D	20	171	186
Series K	10,000	50
Series L	100,000	2
Series N	100,000	76
Total issued and outstanding		425	322

On December 31, 2008, we issued $7.6 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series N, to the US Treasury under the US Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, together with a warrant to purchase shares of common stock of PNC described below. Series N dividends are payable on the 15th of February, May, August and November beginning February 15, 2009. Dividends will be paid at a rate of 5.00% through February 15, 2014 and 9.00% thereafter. This preferred stock is redeemable at par plus accrued and unpaid dividends subject to the approval of our primary banking regulators.

Under the TARP Capital Purchase Program, there are restrictions on common and preferred dividends and common share repurchases associated with the preferred stock issued to the US Treasury. As is typical with cumulative preferred stock, dividend payments for this preferred stock must be current before dividends can be paid on junior shares, including our common stock, or junior shares can be repurchased or redeemed. Also, the US Treasury’s consent is required for any increase in common dividends per share above the most recent level prior to October 14, 2008 until the third anniversary of the preferred stock issuance as long as the US Treasury continues to hold any of the preferred stock. Further, during that same period, the US Treasury’s consent is required, unless the preferred stock is no longer held by the US Treasury, for any share repurchases with limited exceptions, most significantly purchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice.

As part of the National City transaction, we issued 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L in exchange for National City’s Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F. Dividends are payable if and when declared each 1st of February, May, August and November. Dividends will be paid at a rate of 9.875% prior to February 1, 2013 and at a rate of three-month LIBOR plus 633 basis points beginning February 1, 2013. The

Series L is redeemable at PNC’s option, subject to a replacement capital covenant for the first ten years after issuance and subject to Federal Reserve approval, if then applicable, on or after February 1, 2013 at a redemption price per share equal to the liquidation preference plus any declared but unpaid dividends.

Also as part of the National City transaction, we established the PNC Non-Cumulative Perpetual Preferred Stock, Series M, which mirrors in all material respects the former National City Non-Cumulative Perpetual Preferred Stock, Series E. PNC has designated 5,751preferred shares, liquidation value $100,000 per share, for this series. No shares have yet been issued; however, National City issued stock purchase contracts for 5,001 shares of its Series E Preferred Stock (now replaced by the PNC Series M as part of the National City transaction) to the National City Preferred Capital Trust I in connection with the issuance by that Trust of $500 million of 12.000% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities (the “Normal APEX Securities”) in January 2008 by the Trust. It is expected that the Trust will purchase 5,001 of the Series M preferred shares pursuant to these stock purchase contracts on December 10, 2012 or on an earlier date and possibly as late as December 10, 2013. The Trust has pledged the $500,100,000 principal amount of National City 8.729% Junior Subordinated Notes due 2043 held by the Trust and their proceeds to secure this purchase obligation.

If Series M shares are issued prior to December 10, 2012, any dividends on such shares will be calculated at a rate per annum equal to 12.000% until December 10, 2012, and thereafter, at a rate per annum that will be reset quarterly and will equal three-month LIBOR for the related dividend period plus 8.610%. Dividends will be payable if and when declared by the Board at the dividend rate so indicated applied to the liquidation preference per share of the Series M Preferred Stock. The Series M is redeemable at PNC’s option, subject to a replacement capital covenant for the first ten years after issuance and subject to Federal Reserve approval, if then applicable, on or after December 10, 2012 at a redemption price per share equal to the liquidation preference plus any declared but unpaid dividends.

As a result of the National City transaction, we assumed National City’s obligations under replacement capital covenants with respect to (i) the Normal APEX Securities and our Series M shares and (ii) National City’s 6,000,000 of Depositary Shares (each representing 1/4000th of an interest in a share of our 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L), whereby we agreed not to cause the redemption or repurchase of the Normal APEX or Depositary Shares, as applicable, or the underlying Preferred Stock and/or junior subordinated notes, as applicable, unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the replacement capital covenant with respect to the Normal APEX (the “APEX RCC”) or the replacement capital covenant with respect to the Depositary Shares (the “Depositary Shares RCC”), as applicable.

As of December 31, 2008, each of the APEX RCC and the Depositary Shares RCC are for the benefit of holders of our $700 million of 6.875% Subordinated Notes Due 2019.

In May 2008, we issued $500 million of Depositary Shares, each representing a fractional interest in a share of PNC Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series K. Dividends are payable if and when declared beginning November 21, 2008 and then each May 21 and November 21 until May 21, 2013. After that date, dividends will be payable each 21st of August, November, February and May. Dividends will be paid at a rate of 8.25% prior to May 21, 2013 and at a rate of three-month LIBOR plus 422 basis points beginning May 21, 2013.

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

TARP Warrant

A warrant issued to the US Treasury in connection with the preferred stock described above enables the US Treasury to purchase up to approximately 16.9 million shares of PNC common stock at an exercise price of $67.33 per share. However, if PNC receives aggregate gross proceeds of at least $7.6 billion from one or more qualified equity offerings on or before December 31, 2009, the number of shares of PNC common stock underlying the warrant then held by the US Treasury will be reduced by 50% of the number of shares originally underlying the warrant.

The warrant is immediately exercisable in full or in part, provided that the US Treasury may not transfer or exercise a portion of the warrant representing in the aggregate more than 50% of the shares underlying the warrant prior to the earlier of (i) December 31, 2009 and (ii) the date on which PNC has received aggregate gross proceeds of not less than 100% of the $7.6 billion preferred stock issue price from one or more qualified equity offerings. The warrant expires on December 31, 2018.

The TARP warrant was valued at $304 million at December 31, 2008 and is included in Capital surplus-common stock and other on our Consolidated Balance Sheet.

National City Warrants

As part of the National City transaction, warrants issued by National City converted into warrants to purchase PNC common stock. The holder has the option to exercise 28,022 warrants, on a daily basis, commencing June 15, 2011 and ending on July 15, 2011, and 28,023 warrants, on a daily basis, commencing July 18, 2011 and ending on October 20, 2011. The strike price of these warrants is $750 per share. Upon exercise, PNC will deliver common shares with a market value equal to the number of warrants exercised multiplied by the excess of the market price of PNC common stock over the strike price. The maximum number of shares that could be required to be issued is approximately 5.0 million, subject to adjustment in the case of certain events, make-whole fundamental changes or early termination. PNC has reserved 5.0 million shares for issuance pursuant to the warrants and 3.6 million shares for issuance pursuant to the related convertible senior notes.

Other Shareholders’ Equity Matters

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 716,819 shares in 2008, 571,271 shares in 2007 and 535,394 shares in 2006.

At December 31, 2008, we had reserved approximately 94.7 million common shares to be issued in connection with certain stock plans and the conversion of certain debt and equity securities.

Effective October 4, 2007, our Board of Directors terminated the 2005 stock repurchase program and approved a new stock repurchase program to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. The 2007 program will remain in effect until fully utilized or until modified, superseded or terminated. We did not repurchase any shares during 2008 under the 2007 program. During 2007, we purchased 11 million common shares at a total cost of approximately $800 million under the 2005 and 2007 programs.

NOTE 20 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized securities gains (losses)
Balance at January 1, 2006			$(240)
2006 activity
Increase in net unrealized gain for securities held at year-end	$129	$(46)	83
Less: net losses realized in net income (a)	(101)	35	(66)
Net unrealized securities gains	230	(81)	149
Balance at December 31, 2006			(91)
2007 activity
Increase in net unrealized losses for securities held at year-end	(134)	52	(82)
Less: net losses realized in net income (a)	(9)	3	(6)
Net unrealized securities losses	(125)	49	(76)
Balance at December 31, 2007			(167)
2008 activity
Increase in net unrealized losses for securities held at year-end	(5,423)	1,992	(3,431)
Less: net gains realized in net income (a)	44	(16)	28
Net unrealized securities losses	(5,467)	2,008	(3,459)
Balance at December 31, 2008			$(3,626)
(a)	Pretax amounts represent net unrealized gains (losses) as of the prior year-end date that were realized in the subsequent year when the related securities were sold. These amounts differ from net securities losses included in the Consolidated Income Statement primarily because they do not include gains or losses realized on securities that were purchased and then sold during the same year.

	Pretax	Tax	After-tax
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at January 1, 2006			$(26)
2006 activity
Increase in net unrealized gains on cash flow hedge derivatives	$13	$(5)	8
Less: net gains realized in net income	(7)	2	(5)
Net unrealized gains on cash flow hedge derivatives	20	(7)	13
Balance at December 31, 2006			(13)
2007 activity
Increase in net unrealized gains on cash flow hedge derivatives	283	(104)	179
Less: net gains realized in net income	(14)	5	(9)
Net unrealized gains on cash flow hedge derivatives	297	(109)	188
Balance at December 31, 2007			175
2008 activity
Increase in net unrealized gains on cash flow hedge derivatives	344	(127)	217
Less: net gains realized in net income	29	(11)	18
Net unrealized gains on cash flow hedge derivatives	315	(116)	199
Balance at December 31, 2008			$374

	Pretax	Tax	After-tax
Pension, other postretirement and postemployment benefit plan adjustments
Balance at January 1, 2006			$(15)
2006 Activity
SFAS 87 adjustment	$(2)	$1	(1)
SFAS 158 adjustment, net	(203)	71	(132)
Total 2006 activity	(205)	72	(133)
Balance at December 31, 2006			(148)
2007 Activity	(49)	20	(29)
Balance at December 31, 2007			(177)
2008 Activity	(775)	285	(490)
Balance at December 31, 2008			$(667)
Other (b)
Balance at January 1, 2006			$14
2006 Activity	$6	$(3)	3
Balance at December 31, 2006			17
2007 Activity	24	(19)	5
Balance at December 31, 2007			22
2008 Activity
Foreign currency translation adj.	(129)	46	(83)
BlackRock deferred tax adj.		31	31
Total 2008 activity	(129)	77	(52)
Balance at December 31, 2008			$(30)
(b)	Consists of foreign currency translation adjustments, deferred tax adjustments on BlackRock’s other comprehensive income (2008 and 2007), and interest-only strip valuation adjustments (2007 and 2006).

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

December 31 – in millions	2008	2007
Net unrealized securities gains (losses)	$(3,626)	$(167)
Net unrealized gains on cash flow hedge derivatives	374	175
Pension, other postretirement and post employment benefit plan adjustments	(667)	(177)
Other	(30)	22
Accumulated other comprehensive (loss)	$(3,949)	$(147)

NOTE 21 INCOME TAXES

The components of income taxes are as follows:

Year ended December 31 In millions	2008	2007	2006
Current
Federal	$553	$491	$565
State	69	58	46
Total current	622	549	611
Deferred
Federal	(235)	61	752
State	(26)	17
Total deferred	(261)	78	752
Total	$361	$627	$1,363

Significant components of deferred tax assets and liabilities are as follows:

December 31 - in millions	2008	2007
Deferred tax assets
Allowance for loan and lease losses	$1,564	$370
Net unrealized securities losses	2,121	90
Compensation and benefits	813	322
Unrealized losses on loans	1,825
Other	1,918	370
Total deferred tax assets	8,241	1,152
Deferred tax liabilities
Leasing	1,292	1,011
Goodwill and Intangibles	636	255
Mortgage servicing rights	332
BlackRock basis difference	1,265	1,234
Other	968	184
Total deferred tax liabilities	4,493	2,684
Net deferred asset (liability)	$3,748	$(1,532)

A reconciliation between the statutory and effective tax rates follows:

Year ended December 31	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes	2.4	2.3	.8
Tax-exempt interest	(1.7)	(.8)	(.3)
Life insurance	(2.3)	(1.7)	(.6)
Dividend received deduction	(3.1)	(1.6)	(.2)
Tax credits	(4.2)	(2.9)	(.9)
Tax gain on sale of Hilliard Lyons	4.1
Other	(1.1)	(.4)	.2
Effective tax rate	29.1%	29.9%	34.0%

At December 31, 2008 we had available $124 million of federal and $1.7 billion of state income tax net operating loss carryforward originating from acquired companies and $33 million in other state net operating loss carryforwards. A $23 million valuation allowance is recorded against the deferred tax asset associated with the $1.7 billion of state income tax net operating losses. The net operating loss carryforwards will expire from 2009 through 2028.

At December 31, 2008 we had available $119 million of federal and $4 million of state tax credit carryforwards originating from acquired companies. The tax credit carryforwards will expire from 2026 through 2028.

No deferred US income taxes have been provided on certain undistributed earnings of non-US subsidiaries, which amounted to $59 million at December 31, 2008. As of December 31, 2008, these earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these earnings.

Retained earnings at December 31, 2008 included $117 million in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

As of December 31, 2008 and 2007, we had a liability for uncertain tax positions, excluding interest and penalties of $257 million and $57 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Changes in Unrecognized Tax Benefits (in millions):	2008		2007
Balance of gross unrecognized tax benefits at January 1	$57		$49
Increases:
Positions taken during a prior period	203	(a)	52 (b)
Positions taken during the current period			1
Decreases:
Positions taken during a prior period	(3)		(2)
Settlements with taxing authorities			(39)
Reductions resulting from lapse of statute of limitations			(4)
Balance of gross unrecognized tax benefits at December 31	$257		$57
(a)	Includes $202 million acquired from National City.
(b)	Includes $42 million acquired from Mercantile.

December 31, 2008 - in millions
Unrecognized tax benefits related to:
Acquired companies within measurement period:
Temporary differences	$39
Permanent differences	163
Other:
Temporary differences	12
Permanent differences	43
Total	$257

Under SFAS 141(R) which became effective January 1, 2009, any changes after the measurement period (a maximum of twelve months from date of acquisition) to unrecognized tax benefits of acquired companies associated with permanent differences would result in an adjustment to income tax expense. If all the unrecognized tax benefits were recognized after the measurement period, $133 million would affect the effective tax rate. Certain changes within the measurement period would result in a purchase accounting adjustment associated with the particular acquisition.

Any changes in the amounts of unrecognized tax benefits related to temporary differences would result in a reclassification to deferred tax liability; any changes in the amounts of unrecognized tax benefits related to other permanent differences (per above table) would result in an adjustment to income tax expense and therefore our effective tax rate. The unrecognized tax benefits related to other permanent items above that if recognized would affect the effective tax rate is $30 million. This is less than the total amount of unrecognized tax benefit related to permanent differences because a portion of those unrecognized benefits relate to state tax matters.

It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for uncertain tax positions could decrease by $5 million within the next twelve months.

The consolidated federal income tax returns of The PNC Financial Services Group, Inc. and subsidiaries through 2003 have been audited by the Internal Revenue Service and we have resolved all disputed matters through the IRS appeals division. The Internal Revenue Service is currently examining the 2004 through 2006 consolidated federal income tax returns of The PNC Financial Services Group, Inc. and subsidiaries.

The consolidated federal income tax returns of National City Corporation and subsidiaries through 2004 have been audited by the Internal Revenue Service and we have reached agreement in principle on resolution of all disputed matters through the IRS appeals division. However, because the agreement is still subject to execution of a closing agreement we have not treated it as effectively settled. The Internal Revenue Service is currently examining the 2005 through 2007 consolidated federal income tax returns of National City Corporation and subsidiaries, and we expect the 2008 federal income tax return to begin being audited as soon as it is filed.

New York, New Jersey, Maryland and New York City are principally where we were subject to state and local income tax prior to our acquisition of National City. The state of New York is currently in the process of closing the 2002 to 2004 audit and will begin auditing the years 2005 and 2006. New York City is currently auditing 2004 and 2005. However, years 2002 and 2003 remain subject to examination by New York City pending completion of the New York state audit. Through 2006, BlackRock is included in our New York and New York City combined tax filings and constituted most of the tax liability. Years subsequent to 2004 remain subject to examination by New Jersey and years subsequent to 2005 remain subject to examination by Maryland.

National City was principally subject to state and local income tax in California, Florida, Illinois, Indiana, and Missouri. Audits currently in process for these states include: California (2003-2004), Illinois (2004-2006) and Missouri (2003-2005). We will now also be principally subject to tax in those states. In the ordinary course of business we are routinely subject to audit by the taxing authorities of these states and at any given time a number of audits will be in process.

Our policy is to classify interest and penalties associated with income taxes as income taxes. At January 1, 2008, we had accrued $91 million of interest related to tax positions, most of which related to our cross-border leasing transactions. The total accrued interest and penalties at December 31, 2008 was $164 million. While the leasing related interest decreased with a payment to the IRS, the $73 million net increase primarily resulted from our acquisition of National City.

NOTE 22 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

As required by SEC Regulation S-X, summarized consolidated financial information of BlackRock follows (in millions).

December 31	2008	2007
Total assets	$19,924	$22,561
Total liabilities	$7,367	$10,387
Non-controlling interest	491	578
Stockholders’ equity	12,066	11,596
Total liabilities, non-controlling interest and stockholders’ equity	$19,924	$22,561

Year ended December 31	2008	2007
Total revenue	$5,064	$4,845
Total expenses	3,471	3,551
Operating income	1,593	1,294
Non-operating income (expense)	(574)	529
Income before income taxes and non-controlling interest	1,019	1,823
Income taxes	388	464
Non-controlling interest	(155)	364
Net income	$786	$995

NOTE 23 REGULATORY MATTERS

We are subject to the regulations of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

The access to and cost of funding new business initiatives including acquisitions, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum US regulatory capital ratios are 4% for tier 1 risk-based, 8% for total risk-based and 4% for leverage. However, regulators may require higher capital levels when particular circumstances warrant. To qualify as “well capitalized,” regulators require banks to maintain capital ratios of at least 6% for tier 1 risk-based, 10% for total risk-based and 5% for leverage. At December 31, 2008 and December 31, 2007, each of our domestic bank subsidiaries met the “well capitalized” capital ratio requirements.

The following table sets forth regulatory capital ratios for PNC and its significant bank subsidiaries, PNC Bank, N.A. and National City Bank.

Regulatory Capital

	Amount		Ratios
December 31 Dollars in millions	2008	2007	2008	2007
Risk-based capital
Tier 1
PNC	$24,287	$7,815	9.7%	6.8%
PNC Bank, N.A.	8,338	7,851	7.1	7.6
National City Bank (a)	12,567		10.1
Total
PNC	33,116	11,803	13.2	10.3
PNC Bank, N.A.	12,104	10,616	10.3	10.2
National City Bank (a)	17,208		13.8
Leverage
PNC	NM	NM	17.5	6.2
PNC Bank, N.A.	NM	NM	6.3	6.8
National City Bank (a)	NM		8.8
(a)	Acquired on December 31, 2008.

NM—Not meaningful.

The principal source of parent company cash flow is the dividends it receives from its subsidiary banks, which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $351 million at December 31, 2008. National City Bank had no statutory dividend capacity as of December 31, 2008.

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

Federal Reserve Board regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank (“FRB”). At December 31, 2008, the balance outstanding at the FRB was $14 billion.

NOTE 24 LEGAL PROCEEDINGS

National City Matters

In December 2008, we completed the acquisition of National City through the merger of National City into The PNC Financial Services Group, Inc. As a result, we are now responsible for litigation pending against National City and its subsidiaries at that time. We will also be responsible for future litigation arising out of the conduct of the business of National City and its subsidiaries before the acquisition.

The lawsuits and other matters described below arise from National City’s business prior to the merger. We may be responsible for indemnifying individual defendants in these lawsuits and other matters.

See also “National City Acquisition-Related Litigation” below for information regarding litigation filed against PNC and National City relating to the merger and “Regulatory and Governmental Inquiries” for information regarding regulatory matters with respect to National City.

Visa. Beginning in June 2005, a series of antitrust lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including cases naming National City (since merged into PNC) and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The cases, which were brought as class actions on behalf of all persons or business entities who have accepted Visa® or MasterCard®, have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, allege that the defendants conspired to fix the prices for general purpose card network services, resulting in the payment of inflated interchange fees, in violation of the antitrust laws. In January 2009, the plaintiffs filed amended and supplemental complaints adding, among other things, allegations that the restructuring of Visa and MasterCard, each of which included an initial public offering, violated the antitrust laws. The plaintiffs seek injunctive relief, actual and treble damages and attorneys’ fees. National City and National City Bank entered into judgment and loss sharing agreements with Visa and other financial institutions with respect to this litigation. On January 8, 2008, the district court dismissed plaintiffs’ claims for damages incurred prior to January 1, 2004. This litigation is also subject to the indemnification obligations described in Note 25 Commitments and Guarantees. PNC Bank, N.A. is not named a defendant in any of this litigation nor is it a party to the judgment or loss sharing agreements but is subject to these indemnification obligations.

Merrill Lynch. In December 2006, National City Bank completed the sale of its First Franklin nonprime mortgage origination and servicing platform to Merrill Lynch Bank & Trust Co., FSB. By letters dated April 10, 2008 and June 16, 2008, Merrill Lynch notified National City Bank of its indemnification claim pursuant to the purchase agreement.

Merrill Lynch alleges that National City Bank breached certain representations or warranties contained in the purchase agreement related to Merrill Lynch’s alleged repurchases of mortgage loans originated by First Franklin prior to its sale to Merrill Lynch as well as mortgage loans as to which it faces repurchase demands. Merrill Lynch also asserts that National City Bank is responsible for indemnifying it for certain settled or pending lawsuits against First Franklin.

ERISA Cases. Commencing in January 2008, a series of substantially similar lawsuits were brought against National City, the Administrative Committee of the National City Savings and Investment Plan (the “Plan”), National City Bank (as trustee), and some of National City’s officers and directors. These cases have been consolidated in the United States District Court for the Northern District of Ohio, and the plaintiffs have filed a consolidated amended complaint. The consolidated action is brought as a class action on behalf of all participants in or beneficiaries of the Plan at any time between September 5, 2006 and the present and whose Plan accounts included investments in National City common stock, as well as all participants in or beneficiaries of the Plan and whose accounts were invested in Allegiant Funds from March 25, 2002 to the present. The consolidated complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974 (“ERISA”) relating to, among other things, National City stock being offered as an investment alternative in the Plan, conflicts of interest, and monitoring and disclosure obligations. The consolidated complaint also alleges that the Administrative Committee defendants breached their fiduciary duties under ERISA, engaged in prohibited transactions by authorizing or causing the Plan to invest in Allegiant Funds, and violated ERISA duties of loyalty by virtue of National City’s receipt of financial benefits in the forms of fees paid to Allegiant for managing the mutual funds. The complaint seeks equitable relief (including a declaration that defendants breached their ERISA fiduciary duties, an order compelling the defendants to make good any losses to the Plan caused by their actions, the imposition of a constructive trust on any profits earned by the defendants from their actions and restitution), unspecified money damages and attorneys’ fees and costs. A motion to dismiss the amended consolidated complaint is pending.

In February 2009, a lawsuit was filed in the United States District Court for the Northern District of Ohio against National City, National City Bank, the Administrative Committee of the National City Savings and Investment Plan, Harbor Federal Savings Bank, the Harbor Employees Stock Ownership Plan Committee and certain National City and Harbor directors and officers. This lawsuit was brought as a class action on behalf of all participants in or beneficiaries of the Harbor ESOP between December 1, 2006 and the present whose account in the Harbor ESOP held National City stock (including National City units), and who continued to be employed by National City through December 31, 2007. The complaint alleges breaches of fiduciary duties under ERISA relating to, among other things, National City stock being offered as an investment alternative, an alleged lock-up of National City stock, failure to pay benefits, conflicts of interest, and monitoring and disclosure obligations. The complaint seeks equitable relief (including a declaration that the defendants breached their ERISA fiduciary duties, an injunction prohibiting further breaches, an order compelling the defendants to make good any losses to the Plan caused by their actions, the imposition of a constructive trust on any profits earned by the defendants from their actions and restitution), unspecified money damages and attorneys’ fees and costs.

Derivative Cases. Commencing in January 2008, a series of shareholder derivative complaints were filed in the United States District Court for the Northern District of Ohio, the Chancery Court for the State of Delaware and the Cuyahoga County, Ohio, Court of Common Pleas against certain officers and directors of National City. Subsequently, the complaints filed in Delaware were voluntarily dismissed and the complaints filed in Ohio state court were consolidated and stayed pending resolution of the federal court cases. A consolidated complaint has been filed in the federal court, and there is a pending motion to dismiss that case. These suits make substantially similar allegations against certain officers and directors of National City for, among other things, breaches of fiduciary duty, waste of corporate assets, unjust enrichment and (in the federal court case) violations of the Securities Exchange Act of 1934, based on claims, among others, that National City issued inaccurate information to investors about the status of its business and prospects, and that the defendants caused National City to repurchase shares of its stock at artificially inflated prices. The complaints seek unspecified money damages and equitable relief (including restitution and certain corporate governance changes) against the individual defendants on behalf of National City, as well as attorneys’ fees and costs.

Securities and State Law Fiduciary Cases. Several lawsuits have been filed against National City and its officers and directors alleging misrepresentations and omissions in violation of the federal securities laws in connection with statements and disclosures relating in one or more cases to, among other things, the nature, quality, performance and risks of National City’s non-prime, construction and home equity portfolios, its loan loss reserves, its financial condition, and related allegedly false and misleading financial statements. Some of the lawsuits allege state common law violations. In some cases, the lawsuits were brought in an individual capacity, with the others brought as class actions. The relief sought generally includes unspecified damages, attorneys’ fees and expenses, and, where indicated below, equitable relief. The following is a summary of the significant lawsuits in this category:

•	In January 2008, a lawsuit was filed in the United States District Court for the Northern District of Ohio against National City and certain officers and directors of National City. As amended, this lawsuit is being brought as a class action on behalf of purchasers of National City’s stock during the period April 30, 2007 to April 21, 2008 and also on behalf of everyone who acquired National City stock pursuant to a registration statement filed in connection with its acquisition of MAF Bancorp in 2007. The complaint alleges violations of federal securities laws regarding public statements and disclosures. A motion to dismiss the complaint is pending.

•

In April 2008, a lawsuit was filed in the Cuyahoga County, Ohio, Court of Common Pleas against National City, certain officers and directors of National City, and its auditor, Ernst & Young, LLP. The complaint was brought as a class action on behalf of all current and former National City employees who acquired stock pursuant to and/or traceable to a December 1, 2006 registration statement filed in connection with the acquisition of Harbor Federal Savings Bank and who were participants in the Harbor Bank Employees Stock Ownership Plan and the Harbor Bank Stock Incentive Plan. The plaintiffs allege that the registration statement contained false and misleading statements and omissions in violation of the federal securities laws. Defendants removed the case to the United States District Court for the Northern District of Ohio and filed a motion to dismiss the complaint. The federal court has subsequently remanded the case back to the Ohio state court.

•

In May 2008, a lawsuit was filed on behalf of an individual plaintiff in the Franklin County, Ohio, Court of Common Pleas against National City, certain directors of National City, and Corsair Co-Invest, L.P. and unnamed other investors participating in the April 2008 capital infusion into National City alleging that National City’s directors breached their fiduciary duties by entering into this capital infusion transaction. In addition to monetary damages and attorneys’ fees and costs, the complaint seeks a declaratory judgment that the Corsair transaction is void and/or voidable and injunctive relief rescinding the Corsair transaction. A motion to dismiss the case is pending.

•

In August 2008, a lawsuit was filed in the Palm Beach County, Florida, Circuit Court against National City and certain officers and directors of National City. The lawsuit was brought as a class action on behalf of all who acquired National City stock pursuant to and/or traceable to the registration statement filed in connection with National City’s acquisition of Fidelity Bankshares, Inc. The complaint alleges that the registration statement contained false and misleading statements and omissions in violation of the federal securities laws. This lawsuit was removed to federal court in Florida and then transferred to the United States District Court for the Northern District of Ohio. A motion to remand to state court is pending.
•

In October 2008, a lawsuit was filed in the United States District Court for the Western District of Pennsylvania against National City. In December 2008, the complaint was amended to add as defendants Corsair Capital, LLC, Corsair NC Co-Invest, L.P. and unnamed other investors participating in the April 2008 capital infusion into National City. As amended, the lawsuit is brought as a class action on behalf of all shareholders of National City who owned shares as of October 24, 2008. The amended complaint alleges breaches of fiduciary duties in connection with the capital infusion and misstatements and omissions relating to the effect of the capital infusion, National City’s ability to participate in the TARP Capital Purchase Program, and National City’s capital position and financial stability in violation of the federal securities laws. This case was conditionally transferred to the United States District Court for the Northern District of Ohio. The plaintiffs have filed a motion to vacate this transfer.

•

In December 2008, a lawsuit was filed in the United States District Court for the Northern District of Ohio against National City and some of its officers and directors. The plaintiff, an arbitrage fund, seeks to represent a class of all who purchased National City’s 4.0% Convertible Senior Notes Due 2011 pursuant to and/or traceable to the registration statement and prospectus supplement issued in connection with the January 2008 offering of these notes and all who purchased these notes in the open market between January 23 and September 30, 2008. The complaint alleges that the registration statement and prospectus supplement contained false and misleading statements and omissions in violation of the federal securities laws.

National City Acquisition-Related Litigation

National City is a defendant in numerous lawsuits filed in and after October 2008 as class actions on behalf of National City stockholders. These lawsuits are pending in the Delaware Chancery Court (all of which were consolidated into a single lawsuit), the United States District Court for the Northern District of Ohio and the Cuyahoga County, Ohio, Court of Common Pleas. The consolidated Delaware case and most of the Ohio cases include PNC as a defendant. All of these lawsuits also name as defendants National City’s directors and one of the Ohio federal lawsuits names National City officers as defendants.

The complaints in these cases allege that the National City directors breached their fiduciary duties to the stockholders of National City in connection with the proposed transaction with PNC. The lawsuits generally allege that National City directors breached their fiduciary duties by, among other things, causing National City to enter into the proposed transaction at an allegedly inadequate and unfair price, engaging in self-dealing and acting with divided loyalties, and failing to disclose material information to the stockholders. Some lawsuits allege violations of the federal securities laws. In the cases naming PNC as a defendant, PNC is alleged to have aided and abetted the other defendants’ breaches of fiduciary duties. The various complaints seek, among other remedies, an accounting, imposition of a constructive trust, unspecified damages, rescission, costs of suit, and attorneys’ fees.

In addition, the plaintiffs in one of the pending derivative lawsuits against the National City directors in the Cuyahoga County Court of Common Pleas and in the pending derivative lawsuit in federal court in Ohio, each referred to above, have moved to amend their complaints to add merger-related claims, including claims that National City’s directors agreed to sell National City in order to extinguish their own personal liability in derivative litigation pending against them. PNC is not named as a defendant in either of these proposed amended complaints. In December 2008, the Ohio state court denied the plaintiffs’ motion to lift the stay and to conduct expedited discovery in support of the proposed amended complaint.

In December 2008, the defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of the Delaware lawsuit, as well as one of the cases pending in the Cuyahoga County, Ohio, Court of Common Pleas and the merger-related claims in the derivative case pending in the Ohio state court. In connection with the settlement contemplated by the memorandum of understanding, National City made additional disclosures related to the proposed merger. Following completion of confirmatory discovery by counsel to the plaintiffs, the parties entered into a stipulation of settlement on February 2, 2009. The stipulation of settlement is subject to customary conditions, including court approval following notice to National City’s stockholders. In February 2009, the Court of Chancery preliminarily approved a class of all persons who were National City common stockholders during the period from the close of business on October 23, 2008 through (and including) December 31, 2008. The Court of Chancery also preliminarily approved the settlement and has scheduled a hearing in May 2009 at which the court will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed merger, the merger agreement, and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery for an award of attorneys’ fees and expenses to be paid by PNC.

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

In June 2008, the district court granted in part defendants’ motion to dismiss. The court dismissed the principal bankruptcy law claims that had not previously been dismissed by the Bankruptcy Court, including claims alleging voidable preference payments, fraudulent transfers, and equitable disallowance. The effect of this ruling is to dismiss from this lawsuit all claims against most of the defendants but leave pending against PNC and other original members of Adelphia loan syndicates and then-affiliated investment banks the other claims. In December 2008, the court granted a motion made on behalf of a number of defendants to enter final judgment on the dismissed claims to permit immediate appellate review of the issues resolved by the district court in June 2008 and by the bankruptcy court prior to the filing of the amended complaint. The district court has scheduled the case for trial in February 2010.

The other lawsuits were brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in the United States District Court for the Southern District of New York.

The pending lawsuits arise out of lending and investment banking activities engaged in by PNC subsidiaries and many other financial services companies. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims (including violations of federal securities and banking laws), violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek monetary damages (including in some cases punitive or treble damages), interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies.

Sterling Financial Corporation Matters

In April 2008, we completed the acquisition of Sterling through the merger of Sterling Financial Corporation into The PNC Financial Services Group, Inc. As a result, we are now responsible for litigation pending against Sterling and its subsidiaries at that time. We will also be responsible for future litigation arising out of the conduct of the business of Sterling and its subsidiaries before the acquisition.

All of the matters described below arise in connection with Sterling’s commercial finance subsidiary, Equipment Finance LLC, which we refer to as EFI. We provide additional information regarding the EFI situation in our Registration Statement on Form S-4 relating to the merger.

See also “Regulatory and Governmental Inquiries” for information regarding regulatory matters with respect to Sterling and the EFI situation.

Several class action lawsuits were filed in May, June and July 2007 in the United States District Courts for the Eastern District of Pennsylvania and the Southern District of New York related to the EFI situation. In October 2007, the lawsuits filed in New York were transferred to the Pennsylvania court for coordinated pretrial proceedings. In February 2008, the plaintiffs filed a consolidated amended complaint on behalf of those who purchased Sterling common stock during the period from April 27, 2004 through May 24, 2007. This complaint names Sterling, Bank of Lancaster County, N.A. (a predecessor to a bank subsidiary of Sterling), EFI, and members of their management as defendants. The plaintiffs allege violations of the federal securities laws, including allegations that Sterling’s public statements and filings fraudulently omitted information and included fraudulent misrepresentations about the improprieties at EFI as well as about their impact on Sterling’s earnings and related matters. The plaintiffs assert that the price for Sterling stock was fraudulently inflated during the class period due to the alleged omissions and misrepresentations, and seek unspecified damages, interest, attorneys’ fees and costs. (As a result of our acquisition of Sterling, we may be responsible for indemnifying individual defendants in connection with this lawsuit.) We have a tentative agreement to settle this lawsuit, which is subject to customary conditions, including court approval following notice to the class. The amount of this settlement would not be material to PNC.

In addition, a group of shareholders who received Sterling common shares as consideration in Sterling acquisition transactions have brought a separate lawsuit asserting claims similar to those in the consolidated amended complaint. Our motion to dismiss this complaint is pending. Other shareholders who received Sterling shares in acquisitions have also threatened to file similar lawsuits.

CBNV Mortgage Litigation

Between 2001 and 2003, on behalf of either individual plaintiffs or a class of plaintiffs, several separate actions were filed in state and federal courts against Community Bank of Northern Virginia (“CBNV”) and other defendants challenging the validity of second mortgage loans the defendants made to the plaintiffs. CBNV was merged into one of Mercantile’s banks prior to Mercantile’s acquisition by PNC. These cases were either filed in, or removed to, the United States District Court for the Western District of Pennsylvania.

In August 2006, a proposed settlement agreement covering an action in which the plaintiffs and class members have second mortgages that were assigned to Residential Finance Corporation (“RFC”) was submitted to the district court for its approval. In January 2008, the district court conditionally certified a class for settlement purposes, preliminarily approved the proposed settlement agreement, and directed that the settlement agreement be submitted to the class members for their consideration. In August 2008, the district court entered an order giving final approval to the settlement agreement. Some objecting class members have appealed that order to the Third Circuit Court of Appeals. Separately, other individuals, whose loans were not acquired by RFC, have actions pending on behalf of themselves or a class alleging claims similar to those asserted in the settled action with respect to the RFC loans. In one of these actions, the alleged class overlaps the class in the settled action. These actions remain pending in the district court.

In January 2008, the district court also issued an order sending back to state court in North Carolina the claims of two class members. These two plaintiffs then sought to represent a class of North Carolina borrowers in state court, but the federal district court in Pennsylvania enjoined class proceedings in March 2008. In April 2008, the General Court of Justice, Superior Court Division, for Wake County, North Carolina granted these two plaintiffs’ motion for summary judgment on their individual claims in this case. We have appealed this order to the North Carolina Court of Appeals.

The plaintiffs in all of these lawsuits seek unquantified monetary damages, rescission of loans, interest, attorneys’ fees and other expenses.

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

Regulatory and Governmental Inquiries

As a result of the regulated nature of our business and that of a number of our subsidiaries, particularly in the banking and securities areas, we and our subsidiaries are the subject of investigations and other forms of regulatory inquiry, in some cases as part of regulatory reviews of specified activities at multiple industry participants. Among the areas in which there is currently significant regulatory interest are practices in the mutual fund and mortgage lending businesses. Several of our subsidiaries have received requests for information and other inquiries from governmental and regulatory authorities in these areas.

In June 2008, National City was notified that the Chicago Regional Office of the SEC is conducting an informal investigation of National City. The SEC has requested that National City provide the SEC with documents concerning, among other things, its loan underwriting experience, allowance for loan losses, marketing practices, dividends, bank regulatory matters and the sale of First Franklin Financial Corporation.

The SEC is conducting a non-public investigation into the EFI situation at Sterling. The United States Attorney’s Office for the Eastern District of Pennsylvania is also investigating the EFI situation.

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

See Note 25 Commitments and Guarantees for additional information regarding the Visa indemnification and our obligation to provide indemnification to current and former officers, directors, employees and agents of PNC and companies we have acquired, including National City.

NOTE 25 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at December 31, 2008 included private equity investments of $540 million and other investments of $178 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit totaled $10.3 billion at December 31, 2008.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on December 31, 2008 had terms ranging from less than one year to 14 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $13.7 billion at December 31, 2008, of which $5.1 billion support remarketing programs.

Assets valued as of December 31, 2008 of approximately $.9 billion secured certain specifically identified standby letters of credit. Approximately $3.4 billion in recourse provisions from third parties was also available for this purpose as of December 31, 2008. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $119 million at December 31, 2008.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At December 31, 2008, the aggregate of our commitments under these facilities was $452 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At December 31, 2008, our total commitments under these facilities were $6.6 billion, of which $6.4 billion was related to Market Street.

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
•

Agreements relating to the creation of trusts or other legal entities to facilitate leasing transactions, commercial and residential mortgage-backed securities transactions (loan securitizations) and certain other off-balance sheet transactions,

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit which were insignificant at December 31, 2008.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire (including Riggs, Sterling and National

City), had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs and Sterling) with respect to pending litigation or investigations during 2008. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities facilitated by Global Investment Servicing as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At December 31, 2008, the total maximum potential exposure as a result of these indemnity obligations was $7.9 billion, although the collateral at the time exceeded that amount.

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

In October 2008, Visa reached a settlement with Discover Financial Services related to another of the specified litigation. As a result, we recorded an incremental indemnification liability of $13 million.

Based on the cumulative impact of this settlement and previous settlements, Visa determined that additional escrow funds were necessary and set aside an additional $1.1 billion in cash for the remaining specified litigation cases in the fourth quarter 2008. In connection with Visa’s cash allocation to the escrow fund, Visa reduced the Visa B common share to Visa A common share conversion ratio from approximately 71% to 63%. We determined that these actions effectively settled a proportionate share of our estimated indemnification liability for the remaining specified litigation. As a result, we reduced our indemnification liability by $16 million with a corresponding credit to noninterest expense.

As a result of the acquisition of National City, we became party to judgment and loss sharing agreements with Visa and certain other banks. The judgment and loss sharing agreements were designed to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the specified litigation. The acquisition of National City resulted in the recognition of an additional indemnification liability of $224 million. As a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements, PNC’s Visa indemnification liability at December 31, 2008 totaled $260 million.

RECOURSE AGREEMENTS

We are authorized to originate, underwrite, close to fund and service commercial mortgage loans and then sell them to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to one-third of the risk of loss on unpaid principal balances through a loss share arrangement. At December 31, 2008, the potential exposure to loss was $5.7 billion. Accordingly, we maintain a reserve for such potential losses which approximates the fair value of this exposure. At December 31, 2008, the unpaid principal balance outstanding of loans sold as a participant in these programs was $18.6 billion. The fair value of the loss share arrangement in the form of reserves for losses under these programs, totaled $79 million as of December 31, 2008 and is included in other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. The serviced loans are not included on our Consolidated Balance Sheet.

National City sold residential mortgage loans and home equity lines of credit (collectively, loans) in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral, and insurability. On a regular basis, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation as to the validity of the claim, PNC will repurchase or provide indemnification on such loans. Indemnification requests are generally received within two years subsequent to the date of sale.

Management maintains a liability for estimated losses on loans expected to be repurchased, or on which indemnification is expected to be provided, and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At December 31, 2008 the liability for estimated losses on repurchase and indemnification claims was $406 million.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At December 31, 2008, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $12 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

CREDIT DEFAULT SWAPS

December 31, 2008 Dollars in millions	Notional amount	Estimated net fair value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Guarantees
Single name	$278	$(38)	3.84
Index traded	677	(42)	4.84
Total (a)	$955	$(80)	4.54
Credit Default Swaps – Beneficiaries
Single name	$974	$84	3.82
Index traded	1,008	201	31.82
Total (b)	$1,982	$285	18.06
Total (c)	$2,937	$205	13.67

(a)	Includes $883 million of investment grade credit default swaps with a rating of Baa3 or above and $72 million of subinvestment grade based on published rating agency information.
(b)	Includes $1.7 billion of investment grade credit default swaps with a rating of Baa3 or above and $263 million of subinvestment grade based on published rating agency information.
(c)	The referenced/underlying assets for these credit default swaps is approximately 70% corporate debt, 27% commercial mortgage backed securities and 3% related to loans.

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a reference entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $80 million at December 31, 2008. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $955 million at December 31, 2008.

We have also entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to 23 years. As of December 31, 2008 the notional amount of risk participations agreements was $1.9 billion with a weighted-average remaining maturity of 3 years. The fair value of these agreements on our Consolidated Balance Sheet was a net liability of $3 million. Based on the Corporation’s internal risk rating process, 98% of the notional amount of the risk participations agreements outstanding had underlying swap counterparties with internal credit ratings of pass, indicating the expected risk of loss is currently low, while 2% had underlying swap counterparties with internal risk ratings below pass, indicating a higher degree of risk of default. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Assuming all underlying swap counterparties defaulted, the maximum potential exposure from these agreements as of December 31, 2008 would be $128 million based on the fair value of the underlying swaps.

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

NOTE 26 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Income Statement

Year ended December 31 - in millions	2008	2007	2006
OPERATING REVENUE
Dividends from:
Bank subsidiaries and bank holding company	$1,012	$1,078	$710
Non-bank subsidiaries	168	74	69
Interest income	4	15	16
Noninterest income	18	23	9
Total operating revenue	1,202	1,190	804
OPERATING EXPENSE
Interest expense	152	160	93
Other expense	46	84	46
Total operating expense	198	244	139
Income before income taxes and equity in undistributed net income of subsidiaries	1,004	946	665
Income tax benefits	(50)	(78)	(60)
Income before equity in undistributed net income of subsidiaries	1,054	1,024	725
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	(125)	229	1,653
Non-bank subsidiaries	(47)	214	217
Net income	$882	$1,467	$2,595

Balance Sheet

December 31 - in millions	2008 (a)	2007
ASSETS
Cash and due from banks	$15	$20
Short-term investments	140	58
Investment securities	164
Loans (b)	2,275
Investments in:
Bank subsidiaries and bank holding company	27,960	15,776
Non-bank subsidiaries	2,378	2,214
Other assets	1,821	614
Total assets	$34,753	$18,682
LIABILITIES
Subordinated debt	$4,122	$968
Senior debt	2,707
Other borrowed funds	2
Nonbank affiliate borrowings	945	2,478
Accrued expenses and other liabilities	1,554	382
Total liabilities	9,330	3,828
Minority and noncontrolling interests in consolidated entities	1
SHAREHOLDERS’ EQUITY	25,422	14,854
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$34,753	$18,682

(a)	Includes the impact of National City.
(b)	Balance represents National City loans with subsidiaries.

Commercial paper and all other debt issued by PNC Funding Corp, a wholly owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

The parent company received net income tax refunds of $92 million in 2008, $65 million in 2007 and $35 million in 2006. Such refunds represent the parent company’s portion of consolidated income taxes. The parent company paid interest of $147 million in 2008, $146 million in 2007 and $113 million in 2006.

Statement Of Cash Flows

Year ended December 31 - in millions	2008	2007	2006
OPERATING ACTIVITIES
Net income	$882	$1,467	$2,595
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net (earnings) of subsidiaries	172	(443)	(1,870)
Other	156	61	103
Net cash provided by operating activities	1,210	1,085	828
INVESTING ACTIVITIES
Net capital returned from (contributed to) subsidiaries	(8,298)	(165)	300
Investment securities:
Sales and maturities		1,090	3,440
Purchases		(800)	(3,437)
Net cash received from (paid for) acquisitions	1,431	(2,231)
Other	(104)	(26)	(311)
Net cash used in investing activities	(6,971)	(2,132)	(8)
FINANCING ACTIVITIES
Borrowings from non-bank subsidiary	2,100	3,910	210
Repayments on borrowings from non-bank subsidiary	(3,633)	(1,432)	(210)
Other short-term borrowed funds		103
Acquisition of treasury stock	(234)	(963)	(531)
Cash dividends paid to shareholders	(923)	(806)	(633)
TARP warrant	304
Treasury stock	375	253	343
Preferred stock-TARP	7,275
Preferred stock-other	492
Net cash provided by (used in) financing activities	5,756	1,065	(821)
Increase (decrease) in cash and due from banks	(5)	18	(1)
Cash and due from banks at beginning of year	20	2	3
Cash and due from banks at end of year	$15	$20	$2

NOTE 27 SEGMENT REPORTING

We have four major businesses engaged in providing banking, asset management and global investment servicing products and services:

•	Retail Banking,
•	Corporate & Institutional Banking,
•	BlackRock, and
•	Global Investment Servicing

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

The business segment results in this Note 27 do not include the impact of National City, which we acquired on December 31, 2008.

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

BlackRock business segment results for the first nine months of 2006 reflected our majority ownership in BlackRock during that period. Subsequent to the September 29, 2006 BlackRock/MLIM transaction closing, which had the effect of reducing our ownership interest at that time to approximately 34%, our investment in BlackRock has been accounted for under the equity method but continues to be a separate reportable business segment of PNC. The fair value of our investment in BlackRock at December 31, 2008 was approximately $5.8 billion. Our BlackRock business segment information for the first nine months of 2006 included in this Note 27 was not restated.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the business segment loan portfolios. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories in the business segment tables. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, earnings and gains or losses related to Hilliard Lyons for 2008, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, equity management activities, minority interest in income of BlackRock for the first nine months of 2006, differences between business segment performance reporting and financial statement reporting (GAAP), and most corporate overhead.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

See Note 28 Subsequent Event regarding changes to our business segments beginning in the first quarter of 2009.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, the call center and the internet. The branch network is located primarily in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Delaware, Ohio, Kentucky, Indiana, Illinois, Michigan, Missouri, Florida, and Wisconsin.

Retail Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services. These services are provided to individuals and corporations primarily within our primary geographic markets.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, and real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within PNC’s primary geographic markets, with certain products and services offered nationally.

BlackRock is one of the largest publicly traded investment management firms in the United States. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services globally to institutional investors. At December 31, 2008, PNC’s ownership interest in BlackRock was approximately 33%.

Global Investment Servicing is a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers, and financial advisors worldwide. Securities services include custody, securities lending, and accounting and administration for funds registered under the Investment Company Act of 1940 and alternative investments. Investor services include transfer agency, subaccounting, and distribution. Financial advisor services include managed accounts and information management. This business segment services shareholder accounts both domestically and internationally. International locations include Ireland, Poland and Luxembourg.

Results Of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	Global Investment Servicing	Other	Intercompany Eliminations	Consolidated
2008
INCOME STATEMENT
Net interest income (expense)	$1,982	$1,024		$(31)	$848		$3,823
Noninterest income	1,616	494	$261	947	103	$(54)	3,367
Total revenue	3,598	1,518	261	916	951	(54)	7,190
Provision for credit losses	612	366			539		1,517
Depreciation and amortization	133	24		73	137		367
Other noninterest expense	2,151	858		662	441	(49)	4,063
Earnings (loss) before income taxes	702	270	261	181	(166)	(5)	1,243
Income taxes (benefit)	273	45	54	63	(73)	(1)	361
Earnings (loss)	$429	$225	$207	$118	$(93)	$(4)	$882
Inter-segment revenue	$17	$14	$15	$22	$(9)	$(59)
Average Assets (a)	$46,578	$36,994	$4,240	$5,278	$53,604	$(4,674)	$142,020
2007
INCOME STATEMENT
Net interest income (expense)	$2,059	$805		$(32)	$83		$2,915
Noninterest income	1,736	720	$334	863	175	$(38)	3,790
Total revenue	3,795	1,525	334	831	258	(38)	6,705
Provision for credit losses	138	125			52		315
Depreciation and amortization	124	22		60	97		303
Other noninterest expense	2,115	796		577	544	(39)	3,993
Earnings (loss) before income taxes	1,418	582	334	194	(435)	1	2,094
Income taxes (benefit)	525	150	84	66	(198)		627
Earnings (loss)	$893	$432	$250	$128	$(237)	$1	$1,467
Inter-segment revenue	$23	$9	$16	$17	$(27)	$(38)
Average Assets (a)	$42,424	$29,052	$4,259	$2,476	$48,885	$(3,678)	$123,418
2006
INCOME STATEMENT
Net interest income (expense)	$1,673	$711	$20	$(38)	$(121)		$2,245
Noninterest income	1,447	752	1,135	917	2,137	$(61)	6,327
Total revenue	3,120	1,463	1,155	879	2,016	(61)	8,572
Provision for credit losses	81	42			1		124
Depreciation and amortization	67	23	29	57	99		275
Other noninterest expense	1,760	726	828	646	266	(58)	4,168
Earnings (loss) before minority interests in BlackRock and income taxes	1,212	672	298	176	1,650	(3)	4,005
Minority interests in BlackRock					47		47
Income taxes (benefit)	447	209	104	52	552	(1)	1,363
Earnings (loss)	$765	$463	$194	$124	$1,051	$(2)	$2,595
Inter-segment revenue	$13	$9	$28	$12	$(1)	$(61)
Average Assets (a)	$29,248	$26,548	$3,937	$2,204	$35,611	$(2,536)	$95,012

(a)	Period-end balances for BlackRock and Global Investment Servicing.

NOTE 28 SUBSEQUENT EVENT

Beginning in the first quarter of 2009, PNC will have three new reportable business segments. These new business segments reflect the impact of our December 31, 2008 acquisition of National City and are as follows:

•

Residential Mortgage Banking – The Residential Mortgage Banking business segment directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint and also originates loans through a joint venture partner. Mortgage loans represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically underwritten to third party standards and sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and third-party investors) with servicing retained. The mortgage servicing operation performs all functions related to servicing first mortgage loans for various investors. Loans originated through the joint venture are serviced by our joint venture partner.

•

PNC Asset Management Group – The PNC Asset Management Group business segment includes institutional asset and personal wealth management. Institutional asset management provides investment management, custody, retirement planning services, and other corporate trust services to institutional clients. The clients served include privately held corporations, charitable endowments and foundations, as well as unions, residing primarily in PNC’s geographic footprint and generally complementing its corporate banking relationships. Personal wealth management products and services include private banking services and tailored credit solutions, customized investment management services, financial planning, as well as trust management and administration for affluent individuals and families. This segment includes the wealth management business acquired with National City and the legacy wealth management business currently included in Retail Banking.

•

Distressed Assets Portfolio – The Distressed Assets Portfolio business segment includes residential real estate development loans, cross-border leases, subprime residential mortgage loans, brokered home equity loans and certain other residential real estate loans. These loans require special servicing and management oversight given current market conditions. The majority of these loans are from acquisitions, primarily National City.

In addition to these new segments, we will continue to report our four current business segments: Retail Banking, Corporate & Institutional Banking, BlackRock and Global Investment Servicing.

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Selected Quarterly Financial Data

Dollars in millions, except per share data	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations
Interest income	$1,543	$1,574	$1,577	$1,619	$1,670	$1,627	$1,554	$1,315
Interest expense	551	574	600	765	877	866	816	692
Net interest income	992	1,000	977	854	793	761	738	623
Noninterest income (a)	684	654	1,062	967	834	990	975	991
Total revenue	1,676	1,654	2,039	1,821	1,627	1,751	1,713	1,614
Provision for credit losses (b)	990	190	186	151	188	65	54	8
Noninterest expense	1,131	1,142	1,115	1,042	1,213	1,099	1,040	944
Income (loss) before income taxes	(445)	322	738	628	226	587	619	662
Income taxes (benefit)	(197)	74	233	251	48	180	196	203
Net income (loss)	$(248)	$248	$505	$377	$178	$407	$423	$459
Per Common Share Data
Book value	$39.44	$39.44	$42.17	$42.26	$43.60	$43.12	$42.36	$42.63
Basic earnings (c)	(.77)	.72	1.47	1.11	.53	1.21	1.24	1.49
Diluted earnings (c)	(.77)	.71	1.45	1.09	.52	1.19	1.22	1.46
(a) Noninterest income included equity management gains /(losses) and net securities gains/(losses) in each quarter as follows (in millions):

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
Equity management gains/(losses)	$(16)	$(24)	$(7)	$23	$21	$47	$2	$32
Net securities gains/(losses)	(172)	(74)	(1)	41	(1)	(2)	1	(3)
(b)	The fourth quarter 2008 provision for credit losses included a $504 million conforming provision for credit losses related to our acquisition of National City.
(c)	The sum of quarterly amounts for 2008 and 2007 does not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

Analysis Of Year-To-Year Changes In Net Interest Income

	2008/2007			2007/2006
	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
Taxable-equivalent basis - in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed	$157	$4	$161	$228	$73	$301
Commercial mortgage-backed	89	(4)	85	93	19	112
Asset-backed	37		37	55	(3)	52
U.S. Treasury and government agencies	(14)	4	(10)	(91)	2	(89)
State and municipal	25		25	4	(1)	3
Other debt	9	(1)	8	(4)	2	(2)
Corporate stocks and other	1	(7)	(6)	7	(3)	4
Total securities available for sale	308	(8)	300	276	105	381
Securities held to maturity	23		23
Total investment securities	331	(8)	323	276	105	381
Loans
Commercial	358	(373)	(15)	386	22	408
Commercial real estate	117	(178)	(61)	348	23	371
Equipment lease financing		5	5	(9)	(38)	(47)
Consumer	171	(203)	(32)	103	55	158
Residential mortgage	27	(3)	24	97	40	137
Other	(8)	(5)	(13)	5		5
Total loans	644	(736)	(92)	871	161	1,032
Loans held for sale	(29)	11	(18)	17	10	27
Federal funds sold and resale agreements	13	(46)	(33)	49	(3)	46
Other	9	(33)	(24)	53	17	70
Total interest-earning assets	$966	$(810)	$156	$1,271	$285	$1,556
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$116	$(377)	$(261)	$141	$23	$164
Demand	8	(43)	(35)	12	3	15
Savings		(4)	(4)	3	(1)	2
Retail certificates of deposit	(2)	(177)	(179)	120	74	194
Other time	88	(49)	39	39	5	44
Time deposits in foreign offices	18	(146)	(128)	49	(5)	44
Total interest-bearing deposits	226	(794)	(568)	349	114	463
Borrowed funds
Federal funds purchased and repurchase agreements	(34)	(204)	(238)	137	(1)	136
Federal Home Loan Bank borrowings	256	(44)	212	77	7	84
Bank notes and senior debt	(12)	(128)	(140)	169	9	178
Subordinated debt	40	(72)	(32)	(10)	(8)	(18)
Other	50	(45)	5	33	8	41
Total borrowed funds	351	(544)	(193)	416	5	421
Total interest-bearing liabilities	534	(1,295)	(761)	714	170	884
Change in net interest income	$530	$387	$917	$608	$64	$672

Changes attributable to rate/volume are prorated into rate and volume components.

Average Consolidated Balance Sheet And Net Interest Analysis

	2008			2007			2006
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets
Investment securities
Securities available for sale
Residential mortgage-backed	$22,058	$1,202	5.45%	$19,163	$1,041	5.43%	$14,881	$740	4.97%
Commercial mortgage-backed	5,666	307	5.42	4,025	222	5.52	2,305	110	4.77
Asset-backed	3,126	159	5.09	2,394	122	5.10	1,312	70	5.34
U.S. Treasury and government agencies	50	3	6.00	293	13	4.44	2,334	102	4.37
State and municipal	764	36	4.71	227	11	4.85	148	8	5.41
Other debt	220	12	5.45	47	4	8.51	89	6	6.74
Corporate stocks and other	412	12	2.91	392	18	4.59	246	14	5.69
Total securities available for sale	32,296	1,731	5.36	26,541	1,431	5.39	21,315	1,050	4.93
Securities held to maturity	402	23	5.72
Total investment securities	32,698	1,754	5.36	26,541	1,431	5.39	21,315	1,050	4.93
Loans
Commercial	30,962	1,844	5.96	25,509	1,859	7.29	20,201	1,451	7.18
Commercial real estate	9,368	542	5.79	7,671	603	7.86	3,212	232	7.22
Equipment lease financing	2,566	81	3.16	2,559	76	2.97	2,777	123	4.43
Consumer	20,526	1,135	5.53	17,718	1,167	6.59	16,125	1,009	6.26
Residential mortgage	9,017	536	5.94	8,564	512	5.98	6,888	375	5.44
Other	305	18	5.90	432	31	7.18	363	26	7.16
Total loans	72,744	4,156	5.71	62,453	4,248	6.80	49,566	3,216	6.49
Loans held for sale	2,502	166	6.63	2,955	184	6.23	2,683	157	5.85
Federal funds sold and resale agreements	2,472	71	2.87	2,152	104	4.83	1,143	58	5.07
Other	4,068	202	4.97	3,909	226	5.78	2,985	156	5.23
Total interest-earning assets/interest income	114,484	6,349	5.55	98,010	6,193	6.32	77,692	4,637	5.97
Noninterest-earning assets
Allowance for loan and lease losses	(962)			(690)			(591)
Cash and due from banks	2,705			3,018			3,121
Other	25,793			23,080			14,790
Total assets	$142,020			$123,418			$95,012
Liabilities, Minority and Noncontrolling Interests, and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Money market	$27,625	566	2.05	$23,840	827	3.47	$19,745	663	3.36
Demand	9,947	68.68		9,259	103	1.11	8,187	88	1.07
Savings	2,714	8.29		2,687	12.45		2,081	10.48
Retail certificates of deposit	16,642	597	3.59	16,690	776	4.65	13,999	582	4.16
Other time	4,424	149	3.37	2,119	110	5.19	1,364	66	4.84
Time deposits in foreign offices	5,006	97	1.94	4,623	225	4.87	3,613	181	5.01
Total interest-bearing deposits	66,358	1,485	2.24	59,218	2,053	3.47	48,989	1,590	3.25
Borrowed funds
Federal funds purchased and repurchase agreements	7,228	156	2.16	7,983	394	4.94	5,286	258	4.88
Federal Home Loan Bank borrowings	9,303	321	3.45	2,168	109	5.03	623	25	4.01
Bank notes and senior debt	6,064	197	3.25	6,282	337	5.36	3,128	159	5.08
Subordinated debt	4,990	219	4.39	4,247	251	5.91	4,417	269	6.09
Other	3,737	112	3.00	2,344	107	4.56	1,589	66	4.15
Total borrowed funds	31,322	1,005	3.21	23,024	1,198	5.20	15,043	777	5.17
Total interest-bearing liabilities/interest expense	97,680	2,490	2.55	82,242	3,251	3.95	64,032	2,367	3.70
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity
Demand and other noninterest-bearing deposits	18,155			17,587			14,320
Allowance for unfunded loan commitments and letters of credit	134			125			106
Accrued expenses and other liabilities	10,033			8,195			6,672
Minority and noncontrolling interests in consolidated entities	1,981			1,335			600
Shareholders’ equity	14,037			13,934			9,282
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$142,020			$123,418			$95,012
Interest rate spread			3.00			2.37			2.27
Impact of noninterest-bearing sources			.37			.63			.65
Net interest income/margin		$3,859	3.37%	$2,942		3.00%		$2,270	2.92%

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

Loan fees for the years ended December 31, 2008, 2007 and 2006 were $55 million, $39 million and $35 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2008, 2007 and 2006 were $36 million, $27 million and $25 million, respectively.

LOANS OUTSTANDING

December 31 - in millions	2008 (a)	2007	2006	2005	2004
Commercial	$67,319	$28,539	$20,508	$19,258	$17,438
Commercial real estate	25,736	8,903	3,527	3,157	1,980
Equipment lease financing	6,461	2,514	2,789	2,792	3,197
TOTAL COMMERCIAL LENDING	99,516	39,956	26,824	25,207	22,615
Consumer	52,489	18,393	16,569	16,246	15,604
Residential real estate	21,583	9,557	6,337	7,307	4,772
TOTAL CONSUMER LENDING	74,072	27,950	22,906	23,553	20,376
Other	1,901	413	375	341	504
Total loans	$175,489	$68,319	$50,105	$49,101	$43,495
(a)	Includes $99.7 billion of loans related to National City.

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 - dollars in millions	2008 (a)	2007	2006	2005	2004
Nonaccrual loans
Commercial	$576	$193	$109	$134	$89
Commercial real estate	766	212	12	14	14
Equipment lease financing	97	3	1	17	5
Consumer	70	17	13	10	11
Residential real estate	153	27	25	24	28
Total nonaccrual loans	$1,662	$452	$160	$199	$147
Troubled debt restructured loan		2			3
Total nonperforming loans	1,662	454	160	199	150
Foreclosed and other assets
Lease		11	12	13	14
Residential real estate	458	10	10	9	10
Other	45	20	2	3	5
Total foreclosed and other assets	503	41	24	25	29
Total nonperforming assets (b) (c)	$2,165	$495	$184	$224	$179
Nonperforming loans to total loans	.95%	.66%	.32%	.41%	.34%
Nonperforming assets to total loans and foreclosed assets	1.23	.72	.37	.46	.41
Nonperforming assets to total assets	.74	.36	.18	.24	.22
Interest on nonperforming loans
Computed on original terms	$115	$51	$15	$16	$11
Recognized prior to nonperforming status	60	32	4	5	2
Past due loans
Accruing loans past due 90 days or more	$3,259	$136	$55	$53	$51
As a percentage of total loans	1.86%	.20%	.11%	.11%	.12%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$40	$8	$9	$47	$9
As a percentage of total loans held for sale	.92%	.20%	.38%	1.92%	.54%
(a)	Amounts at December 31, 2008 include $722 million of nonperforming assets related to National City.
(b)	Excludes loans held for sale carried at lower of cost or market value of $78 million at December 31, 2008, $25 million at December 31, 2007, $1 million at December 31, 2005, and $3 million at December 31, 2004 (includes $5 million, $1 million and $2 million of troubled debt restructured loans held for sale at December 31, 2008, December 31, 2005 and 2004, respectively).
(c)	Excludes equity management assets that are carried at estimated fair value of $42 million at December 31, 2008, $4 million at December 31, 2007, $11 million (including $4 million of troubled debt restructured assets) at December 31, 2006, $25 million (including $7 million of troubled debt restructured assets) at December 31, 2005, and $32 million (including $11 million of troubled debt restructured assets) at December 31, 2004.

.

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 - dollars in millions	2008	2007	2006	2005	2004
Allowance for loan and lease losses – January 1	$830	$560	$596	$607	$632
Charge-offs
Commercial	(301)	(156)	(108)	(52)	(113)
Commercial real estate	(165)	(16)	(3)	(1)	(2)
Equipment lease financing	(3)		(14)	(29)	(2)
Consumer	(143)	(73)	(52)	(45)	(46)
Residential real estate	(6)		(3)	(2)	(3)
Total charge-offs	(618)	(245)	(180)	(129)	(166)
Recoveries
Commercial (a)	53	30	19	82	31
Commercial real estate	10	1	1	1	1
Equipment lease financing	1		5	1	5
Consumer	15	14	15	15	13
Residential real estate					1
Total recoveries	79	45	40	99	51
Net charge-offs (a)	(539)	(200)	(140)	(30)	(115)
Provision for credit losses (b)	1,517	315	124	21	52
Acquired allowance – National City	2,224
Acquired allowance – other	20	152		23	22
Net change in allowance for unfunded loan commitments and letters of credit	(135)	3	(20)	(25)	16
Allowance for loan and lease losses – December 31	$3,917	$830	$560	$596	$607
Allowance as a percent of December 31:
Loans	2.23%	1.21%	1.12%	1.21%	1.40%
Nonperforming loans	236	183	350	299	405
As a percent of average loans
Net charge-offs (a)	.74	.32	.28	.06	.28
Provision for credit losses	2.09	.50	.25	.04	.13
Allowance for loan and lease losses	5.38	1.33	1.13	1.26	1.48
Allowance as a multiple of net charge-offs (a)	7.27x	4.15x	4.00x	19.87x	5.28x
(a)	Amounts for 2005 reflect the impact of a $53 million loan recovery in that year. Excluding this recovery, net charge-offs would have been .18% of average loans and the allowance as a multiple of net charge-offs would have been 7.18x.
(b)	Amount for 2008 included a $504 million conforming provision for credit losses related to National City.

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. For purposes of this presentation, a portion of the allowance for loan and lease losses has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. At December 31, 2008, the portion of the reserves for these factors was $69 million.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2008		2007		2006		2005		2004
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$1,621	38.3%	$560	41.8%	$443	40.9%	$489	39.2%	$503	40.1%
Commercial real estate	833	14.7	153	13.0	30	7.0	32	6.4	26	4.5
Consumer	929	29.9	68	26.9	28	33.1	24	33.1	35	36.3
Residential real estate	308	12.3	9	14.0	7	12.7	7	14.9	6	11.0
Equipment lease financing	179	3.7	36	3.7	48	5.6	41	5.7	33	6.9
Other	47	1.1	4.6		4.7		3.7		4	1.2
Total	$3,917	100.0%	$830	100.0%	$560	100.0%	$596	100.0%	$607	100.0%

RECONCILIATIONS OF NON-GAAP RATIOS AT DECEMBER 31, 2008

Allowance for loan and lease losses to nonperforming loans
GAAP basis	236%
PNC, excluding the impact of National City	95%

In millions
PNC consolidated allowance for loan and lease losses (GAAP)	$3,917
Less: National City acquired allowance	2,224
Less: Conforming provision for credit losses	504
Add: National City amount transferred to allowance for unfunded loan commitments and letters of credit	154
PNC allowance for loan and lease losses, excluding the impact of National City	$1,343
PNC consolidated nonperforming loans (GAAP)	$1,662
Less: National City nonperforming loans	250
PNC nonperforming loans, excluding the impact of National City	$1,412

Allowance for loan and lease losses to total loans
GAAP basis	2.23%
PNC, excluding the impact of National City	1.77%

In millions
PNC consolidated allowance for loan and lease losses (GAAP)	$3,917
Less: National City acquired allowance	2,224
Less: Conforming provision for credit losses	504
Add: National City amount transferred to allowance for unfunded loan commitments and letters of credit	154
PNC allowance for loan and lease losses, excluding the impact of National City	$1,343
PNC consolidated total loans (GAAP)	$175,489
Less: National City total loans	99,659
PNC total loans, excluding the impact of National City	$75,830

PNC acquired National City on December 31, 2008. We believe that the disclosure of these ratios excluding the impact of National City provides additional meaningful information regarding the allowance for loan and lease losses at that date and the impact of National City on these ratios.

SHORT-TERM BORROWINGS

Federal funds purchased include overnight borrowings and term federal funds, which are payable at maturity.

	2008		2007		2006
Dollars in millions	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased
Year-end balance	$128.01%		$7,037	3.17%	$2,711	5.24%
Average during year	4,518	2.15	5,533	5.13	3,081	5.10
Maximum month-end balance during year	7,343		8,798		4,226

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2008 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$22,866	$36,425	$8,028	$67,319
Real estate projects	9,134	7,048	994	17,176
Total	$32,000	$43,473	$9,022	$84,495
Loans with Predetermined rate	$3,408	$7,077	$3,315	$13,800
Floating or adjustable rate	28,592	36,396	5,707	70,695
Total	$32,000	$43,473	$9,022	$84,495

At December 31, 2008, we had no pay-fixed interest rate swaps designated to commercial loans as part of fair value hedge strategies. At December 31, 2008, $5.6 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $4.0 billion at December 31, 2008, substantially all of which are in denominations of $100,000 or more.

The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2008 – in millions	Certificates of Deposit
Three months or less	$6,177
Over three through six months	1,904
Over six through twelve months	6,146
Over twelve months	8,629
Total	$22,856

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends we declared per common share.

	High	Low	Close	Cash Dividends Declared
2008 Quarter
First	$71.20	$53.10	$65.57	$.63
Second	73.00	55.22	57.10	.66
Third	87.99	49.01	74.70	.66
Fourth	80.00	39.09	49.00	.66
Total				$2.61
2007 Quarter
First	$76.41	$68.60	$71.97	$.55
Second	76.15	70.31	71.58	.63
Third	75.99	64.00	68.10	.63
Fourth	74.56	63.54	65.65	.63
Total				$2.44

On March 1, 2009, the Board decided to reduce PNC’s quarterly common stock dividend from $0.66 to $0.10 per share. The next dividend is expected to be declared in early April 2009.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Previously reported.

(b)	None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The PNC Financial Services Group, Inc. and subsidiaries (“PNC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f).

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment did not include internal control over financial reporting related to National City Corporation, because it was acquired by PNC on December 31, 2008 in a purchase business combination. The total assets of National City Corporation represented $136 billion of PNC’s consolidated total assets at December 31, 2008. Based on this assessment, management concludes that PNC maintained effective internal control over financial reporting as of December 31, 2008.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2008 included in this Report, has also issued a report on the effectiveness of PNC’s internal control over financial reporting as of December 31, 2008. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Annual Report on Form 10-K.

(b)	DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2008, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting. This evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by, and did not include an assessment of, internal control over financial reporting as it relates to National City Corporation.

Based on that evaluation, our Chairman and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2008, and that, except as described below, there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At December 31, 2008, the businesses formerly operated by National City Corporation were operating under pre-acquisition systems of internal controls over financial reporting. PNC’s assessment did not include internal control over financial reporting related to these businesses, which PNC acquired on December 31, 2008. As a result of the National City Corporation acquisition on December 31, 2008, we will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information regarding our directors (or nominees for director), executive officers, Audit Committee (and Audit Committee financial experts), and shareholder nomination process required by this item is included under the captions “Election of Directors – Information Concerning Nominees,” “Transactions Involving Directors And Executive Officers – Family Relationships,” and “Corporate Governance At PNC – The Audit Committee, – Our Code of Business Conduct and Ethics, and – The Nominating and Governance

Committee” and “Requirements for Director Nominations and Shareholder Proposals” in our Proxy Statement to be filed for the 2009 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(d) (3) of Regulation S-K, the information set forth under the caption “Item 3 – Ratification of the Audit Committee’s Selection of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2009 – Report of the Audit Committee” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2009 annual meeting of shareholders and is incorporated herein by reference.

Additional information regarding our executive officers and our directors is included in Part I of this Report under the captions “Executive Officers of the Registrant” and “Directors of the Registrant.”

Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including the Chairman and Chief Executive Officer, the Chief Financial Officer and the Controller) will be posted at this internet address.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Director Compensation for Fiscal 2008,” “Corporate Governance at PNC – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation – Compensation Discussion and Analysis, – Compensation Committee Report, and – Executive Compensation Tables” in our Proxy Statement to be filed for the 2009 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e) (5) of Regulation S-K, the information set forth under the caption “Executive Compensation – Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” in our Proxy Statement to be filed for the 2009 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2008 is included in the table which follows. Additional information regarding these plans is included in Note 16 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2008

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan (Note 1)
Stock Options	9,538,041	$62.87
Incentive Performance Unit Awards (Note 2)	173,500	N/A
Subtotal	9,711,541		1,945,317
2006 Incentive Award Plan (Note 3 and Note 4)
Stock Options	4,833,761	$64.29	34,361,855
Incentive Performance Unit Awards (Note 2)	285,500	N/A
1996 Executive Incentive Award Plan Incentive Awards		N/A	(Note 5)
Employee Stock Purchase Plan (Note 6)			1,168,517
1992 Director Share Incentive Plan		N/A	367,268
Total approved by security holders	14,830,802		37,842,957
Equity compensation plans not approved by security holders (Note 7)
Former National City Corporation Stock Option Plans	1,743,711	$636.31
Former National City Corporation Deferred Compensation Plan	34,140		(Note 8)
Former National City Corporation Restricted Stock Units	1,646
Former Sterling Financial Corporation Stock Option Plan	165,357	$66.83
Total not approved by security holders	1,944,854
Total	16,775,656		37,842,957

N/A – not applicable

Note 1 – After shareholder approval of the 2006 Incentive Award Plan at the 2006 annual meeting of PNC’s shareholders on April 25, 2006 (see Note 3 below), no further grants were permitted under the 1997 Long-Term Incentive Award Plan, other than for the exercise of reload or performance unit rights. As of December 31, 2008, the number of remaining shares reserved under this plan for that purpose was 1,945,317.

Note 2 – These incentive performance unit awards provide for the issuance of shares of common stock (up to a target number of shares) based on the degree to which corporate performance goals established by the Personnel and Compensation Committee (“Committee”) have been achieved, and, if a premium level of such performance is achieved, for further payment in cash. The numbers in column (a) of this table for these awards reflect the maximum number of shares that could be issued pursuant to grants outstanding at December 31, 2008 upon achievement of the performance goals and other conditions of the grants. Grants under the 1997 Long-Term Incentive Award Plan were made in the first quarter of 2006. Grants under the 2006 Incentive Award Plan were made in the first quarter of 2007 and the first quarter of 2008.

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

Note 4 – Under the 2006 Incentive Award Plan, awards or portions of awards that, by their terms, are payable only in cash do not reduce the number of shares that remain available for issuance under the plan (the number in column (c)). During 2008, a total of 371,302 cash-payable share units plus cash-payable dividend equivalents with respect to 91,449 of those share units were granted under the plan. This number includes the cash-payable portion of the 2008 incentive performance unit award grants described in Note 2 above, an incremental change in the cash-payable portion of the 2007 incentive performance unit award grants described above, a separate 2008 incentive performance unit award grant payable solely in cash, and 2008 grants of restricted share units (some of which include rights to dividend equivalents) payable solely in cash. Payments are subject to the conditions of the individual grants, including, where applicable, the achievement of any performance goals established for such grants. The comparable amount for 2007 was 189,581 cash-payable share units plus cash-payable dividend equivalents with respect to 68,288 share-payable restricted share units.

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

During 2008, PNC paid a portion of annual bonuses awarded under this plan for 2007 performance in the form of restricted stock. PNC has reduced the number of shares available for issuance under its 2006 Incentive Award Plan (as reflected in the number under column (c) for that plan) for this restricted stock.

Note 6 – The Employee Stock Purchase Plan became effective in February 1997. The purchase price for shares sold under the plan represents 95% of the fair market value on the last day of each six-month offering period. The number under column (c) for the plan reflects the number of shares remaining unsold under the 1997 plan after completion of sales for the last six-month offering period pursuant to that plan ending December 31, 2008. The 1997 plan was replaced by an amended and restated plan of the same name effective for offering periods beginning on or after January 1, 2009. The 2009 plan will be presented to the PNC shareholders for approval at the 2009 annual meeting.

Note 7 – The plans in this section of the table reflect awards under pre-acquisition plans of National City Corporation and Sterling Financial Corporation, respectively. National City was merged into PNC on December 31, 2008 and Sterling was merged into PNC on April 4, 2008. Pursuant to the respective merger agreements for these acquisitions, common shares of National City or Sterling, as the case may be, issuable upon the exercise or settlement of various equity awards granted under the National City or Sterling plans were converted into corresponding awards covering PNC common stock. Additional information regarding these plans is included in Note 16 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Note 8 – The National City Corporation 2004 Deferred Compensation Plan provided eligible employees the opportunity to defer the receipt of cash compensation which would have otherwise been received as salary, as variable pay, or as an incentive award and provided participants with nonelective deferred compensation. The plan was frozen as to new deferral elections and nonelective deferred compensation in December 2008. Deferred compensation already in the plan at that time, or contributed to the plan pursuant to previous deferral elections, is credited with gains or losses based upon investment options made available from time to time, and, as such, there is no weighted-average exercise price. The plan does not limit the number of shares that may be issued for the plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Transactions with Related Persons, Indemnification, and Advancement of Costs” and “Corporate Governance At PNC – Director Independence” in our Proxy Statement to be filed for the 2009 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Item 3 – Ratification of the Audit Committee’s Selection of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2009” in our Proxy Statement to be filed for the 2009 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

Audited consolidated financial statements of BlackRock, Inc. (“BlackRock”) as of December 31, 2008 and 2007 and for each of the three years ended December 31, 2008, are incorporated herein by reference to Item 15 (a) (1) of BlackRock’s 2008 Annual Report on Form 10-K (Commission File Number 001-33099).

The report of our former independent registered public accounting firm follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The PNC Financial Services Group, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of The PNC Financial Services Group, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of The PNC Financial Services Group, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 1, 2007 (February 4, 2008 as to the effects of the restatement discussed in Note 1)

EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-7 of this Form 10-K are filed with this Report or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.

(Registrant)

By:	/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 2, 2009.

Signature	Capacities

/s/ James E. Rohr James E. Rohr	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard J. Johnson Richard J. Johnson	Chief Financial Officer (Principal Financial Officer)

/s/ Samuel R. Patterson Samuel R. Patterson	Controller (Principal Accounting Officer)

* Richard O. Berndt; Charles E. Bunch; Paul W. Chellgren; Robert N. Clay; George A. Davidson, Jr.; Kay Coles James; Richard B. Kelson; Bruce C. Lindsay; Anthony A. Massaro; Jane G. Pepper; Donald J. Shepard; Lorene K. Steffes; Dennis F. Strigl; Stephen G. Thieke; Thomas J. Usher; George H. Walls, Jr.; and Helge H. Wehmeier	Directors

*By:	/s/ George P. Long, III
George P. Long, III, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1	Agreement and Plan of Merger, dated as of October 24, 2008, by and between the Corporation and National City Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed October 30, 2008

3.1	Articles of Incorporation of the Corporation, as amended effective as of January 2, 2009	Filed herewith

3.2	By-Laws of the Corporation, as amended and restated effective as of February 12, 2009	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K filed February 19, 2009

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

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series A	Incorporated herein by reference to Exhibit 3.1 hereof

4.3	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.1 hereof

4.4	Terms of $1.60 Cumulative Convertible Preferred Stock, Series C	Incorporated herein by reference to Exhibit 3.1 hereof

4.5	Terms of $1.80 Cumulative Convertible Preferred Stock, Series D	Incorporated herein by reference to Exhibit 3.1 hereof

4.6	Terms of 7.00% Non-Cumulative Preferred Stock, Series H	Incorporated herein by reference to Exhibit 3.1 hereof

4.7	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	Incorporated herein by reference to Exhibit 3.1 hereof

4.8	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J	Incorporated herein by reference to Exhibit 3.1 hereof

4.9	Terms of Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series K	Incorporated herein by reference to Exhibit 3.1 hereof

4.10	Terms of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L	Incorporated herein by reference to Exhibit 3.1 hereof

4.11	Terms of Non-Cumulative Perpetual Preferred Stock, Series M	Incorporated herein by reference to Exhibit 3.1 hereof

4.12	Terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series N	Incorporated herein by reference to Exhibit 3.1 hereof

4.13	Warrant for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed January 2, 2009

4.14	Letter Agreement dated December 31, 2008 by and between the Corporation and the United States Department of the Treasury	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed January 2, 2009

4.15

First Supplemental Indenture, dated as of January 29, 2008, between National City Corporation, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, related to the issuance of 4.0% Convertible Senior Notes due 2011

Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by National City Corporation (Commission File No. 001-10074) on February 4, 2008

4.16	Second Supplemental Indenture, dated as of December 31, 2008, between the Corporation and The Bank of New York evidencing the succession of the Corporation to National City	Filed herewith

4.17

Deposit Agreement dated January 30, 2008 by and among National City Corporation, Wilmington Trust Company, National City Bank as Transfer Agent and Registrar, and all holders from time to time of Receipts issued pursuant thereto

Incorporated herein by reference to Exhibit 4.2 of the Form 8-A filed by National City Corporation on January 30, 2008

4.18	Letter Agreement dated as of December 31, 2008 between the Corporation and Wilmington Trust Company	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Form 8-A filed December 31, 2008

4.19

Stock Purchase Contract between National City Corporation and National City Preferred Capital Trust I acting through the Bank of New York Trust Company, N.A. as Property Trustee, dated January 30, 2008

Incorporated herein by reference to Exhibit 4.7 of the Form 8-A filed by National City Corporation (Commission File No. 001-10074) on January 30, 2008

4.20	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.9 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“3rd Quarter 2004 Form 10-Q”)

4.21	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.10 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.22	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.23	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.12 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.24	Exchange Agreement, dated March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II	Incorporated herein by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K filed March 30, 2007

4.25	First Supplemental Indenture, dated as of February 13, 2008, between the Corporation and The Bank of New York.	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K filed February 13, 2008

4.26	Exchange Agreement, dated February 14, 2008, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust III	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed February 19, 2008

10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (“2nd Quarter 2004 Form 10-Q”)*

10.2	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Filed herewith*

10.3	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.4	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Filed herewith*

10.5	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.6	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Filed herewith*

10.7	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.8	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.9	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.10	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.11	AJCA transition amendments to the Corporation’s Supplemental Incentive Savings Plan and the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)*

10.12	Further AJCA transition amendments to the Corporation and Affiliates Deferred Compensation Plan	Filed herewith*

10.13	The Corporation’s 2006 Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.53 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008*

10.14	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.15	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)*

10.16	1992 Director Share Incentive Plan	Incorporated herein by reference to Exhibit 10.11 of the 2007 Form 10-K*

10.17	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.12 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (“1st Quarter 2004 Form 10-Q”)*

10.18	The Corporation’s Directors Deferred Compensation Plan, effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.14 of the Corporation’s 2007 Form 10-K*

10.19	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q*

10.20	The Corporation’s Outside Directors Deferred Stock Unit Plan, effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s 2007 Form 10-K*

10.21	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (“3rd Quarter 2005 Form 10-Q”)*

10.22	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.23	The Corporation’s Employee Stock Purchase Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.18 of the Corporation’s 2007 Form 10-K

10.24	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the Corporation on December 31, 2008

10.25	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.26	2005 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”)*

10.27	2006 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2005 Form 10-K*

10.28	Forms of employee stock option and restricted stock agreements under 2006 Incentive Award Plan	Incorporated by reference to Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*

10.29	2006 forms of employee incentive performance unit and senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 (“2006 Form 10-K”)*

10.30	2007 forms of employee stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.21 of the Corporation’s 2006 Form 10-K*

10.31	2006-2007 forms of employee incentive performance units agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (“2nd Quarter 2007 Form 10-Q”)*

10.32	2008 forms of employee stock option and restricted stock/share unit agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 2007 Form 10-K*

10.33	2008 forms of employee performance units agreements	Filed herewith*

10.34	Form of employee stock option agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.35	Form of employee restricted stock agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.36	Form of employee stock option agreement with performance vesting schedule	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.37	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.38	2005 form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*

10.39	Form of time sharing agreements between the Corporation and certain executives	Filed herewith*

10.40	Form of Change in Control Employment Agreements	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed September 12, 2008*

10.41	Form of former senior officer change in control severance agreement	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996*

10.42	Forms of first amendment to former senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000*

10.43	Forms of second amendment to former senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.44	Forms of third amendment to former senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 1st Quarter 2004 Form 10-Q*

10.45	Form of former other officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.31 of the 3rd Quarter 2004 Form 10-Q*

10.46	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.47	BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan

Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) for the quarter ended September 30, 2002 (“BlackRock Holdco 2 3rd Quarter 2002 Form 10-Q”)

10.48	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) for the quarter ended March 31, 2004

10.49	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the Annual Report on Form 10-K of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) for the year ended December 31, 2004

10.50	Share Surrender Agreement, dated October 10, 2002, among BlackRock, Inc., PNC Asset Management, Inc., and the Corporation	Incorporated herein by reference to the BlackRock Holdco 2 3rd Quarter 2002 Form 10-Q

10.51	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among BlackRock, Inc., PNC Bancorp, Inc. and the Corporation	Incorporated herein by reference to the Current Report on Form 8-K of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) filed February 22, 2006 (“BlackRock Holdco 2 February 22, 2006 Form 8-K”)

10.52	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed June 14, 2007

10.53	Implementation and Stockholder Agreement, dated as of February 15, 2006, among BlackRock, Inc., New Boise, Inc. and the Corporation	Incorporated herein by reference to the BlackRock Holdco 2 February 22, 2006 Form 8-K

10.54	Exchange Agreement by and between the Corporation and BlackRock, Inc. dated as of December 26, 2008	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of BlackRock, Inc. (Commission File No. 001-33099) filed December 29, 2008

10.55

PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q

10.56	Agreement and Plan of Merger dated as of October 24, 2008 by and between the Corporation and National City Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed October 30, 2008

10.57	Warrant for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed January 2, 2009

10.58	Letter Agreement dated December 31, 2008 by and between the Corporation and the United States Department of the Treasury	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed January 2, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, the Corporation’s former Independent Registered Public Accounting Firm	Filed herewith

23.3	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1

Form of Order of the Securities and Exchange Commission Instituting Public Administrative Procedures Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order

Incorporated herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated and filed July 18, 2002

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, to filings by National City Corporation are to SEC File No. 001-10074, to filings by BlackRock through its second quarter 2006 Form 10-Q are to BlackRock Holdco 2, Inc. SEC File No. 001-15305, and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

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