Form 10-Q
period 2009-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2009-05-11
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

As of April 30, 2009, there were 445,278,707 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to First Quarter 2009 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended March 31
Unaudited	2009 (a)	2008
FINANCIAL PERFORMANCE (b)
Revenue
Net interest income	$2,305	$854
Noninterest income	1,566	967
Total revenue	$3,871	$1,821
Provision for credit losses	$880	$151
Noninterest expense	$2,328	$1,035
Net income	$530	$384
Net income attributable to common shareholders	$460	$377
Diluted earnings per common share	$1.03	$1.09
Cash dividends declared per common share (c)	$.66	$.63
Cash dividends – TARP Capital Purchase Program preferred stock	$47
Impact of TARP Capital Purchase Program preferred stock dividends per common share	$.11
SELECTED RATIOS
Net interest margin (d)	3.81%	3.09%
Noninterest income to total revenue	40	53
Efficiency (e)	60	57
Tier 1 risk-based capital ratio at March 31	10.0	7.7
Tier 1 common capital ratio at March 31	4.9	5.7
Return on:
Average common shareholders’ equity	10.23%	10.82%
Average assets	.77	1.10

See page 48 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	Results for the three months ended March 31, 2009 include the impact of National City, which we acquired on December 31, 2008.
(b)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(c)	In April 2009, the PNC board of directors declared a quarterly common stock cash dividend of 10 cents per share, reflecting a reduction from 66 cents per share in the first quarter of 2009.
(d)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended March 31, 2009 and March 31, 2008 were $15 million and $9 million, respectively.
(e)	Calculated as noninterest expense divided by total revenue.

CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	March 31 2009 (b)	December 31 2008 (b)	March 31 2008
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$286,422	$291,081	$139,991
Loans	171,373	175,489	70,802
Allowance for loan and lease losses	4,299	3,917	865
Investment securities	46,253	43,473	28,581
Loans held for sale	4,045	4,366	2,516
Goodwill and other intangible assets	12,178	11,688	9,349
Equity investments	8,215	8,554	6,187
Deposits	194,635	192,865	80,410
Borrowed funds	48,459	52,240	32,779
Shareholders’ equity	26,477	25,422	14,423
Common shareholders’ equity	18,546	17,490	14,416
Accumulated other comprehensive loss	3,289	3,949	779
Book value per common share	41.67	39.44	42.26
Common shares outstanding (millions)	445	443	341
Loans to deposits	88%	91%	88%

ASSETS ADMINISTERED (billions)
Managed	$96	$103	$66
Nondiscretionary	120	125	110

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$712	$839	$1,000
Custody assets	361	379	476

CAPITAL RATIOS
Tier 1 risk-based (c)	10.0%	9.7%	7.7%
Tier 1 common	4.9	4.8	5.7
Total risk-based (c)	13.6	13.2	11.4
Leverage (c) (d)	8.9	17.5	6.8
Common shareholders’ equity to assets	6.5	6.0	10.3

ASSET QUALITY RATIOS
Nonperforming loans to total loans	1.73%	.95%	.81%
Nonperforming assets to total loans and foreclosed assets	2.02	1.23	.87
Nonperforming assets to total assets	1.21	.74	.44
Net charge-offs to average loans (for the three months ended)	1.01	1.09	.57
Allowance for loan and lease losses to total loans	2.51	2.23	1.22
Allowance for loan and lease losses to nonperforming loans	145	236	151
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Includes the impact of National City, which we acquired on December 31, 2008.
(c)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 4.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.
(d)	Tier 1 risk-based capital divided by adjusted average total assets. The ratio as of December 31, 2008 did not reflect any impact of National City on PNC’s adjusted average total assets.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2008 Annual Report on Form 10-K (2008 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business and regulatory risks, see the Risk Management section in this Financial Review and Items 1A and 7 of our 2008 Form 10-K and Item 1A included in Part II of this Report. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and those anticipated in the forward-looking statements included in this Report. See Note 19 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

As further described in Note 2 Acquisitions and Divestitures in our 2008 Form 10-K, on December 31, 2008, PNC acquired National City Corporation (National City). Our consolidated financial statements for the first three months of 2009 reflect the impact of National City.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, residential mortgage banking and global investment servicing, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky, Delaware, Florida, Illinois, Indiana, Michigan, Missouri, and Wisconsin. PNC also provides certain investment servicing internationally and also conducts selected consumer and commercial lending businesses and other financial services on a nationwide basis.

We expect to incur total merger and integration costs of approximately $1.2 billion pretax in connection with the acquisition of National City. This total includes $575 million pretax recognized in the fourth quarter of 2008 and $51 million pretax recognized in the first quarter of 2009. The transaction is expected to result in the reduction of approximately $1.2 billion of combined company annualized noninterest expense through the elimination of operational and administrative redundancies.

We are in the process of integrating the business and operations of National City with those of PNC.

KEY STRATEGIC GOALS

We manage our company for the long term and are focused on returning to a moderate risk profile while maintaining strong capital and liquidity positions, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business.

Our strategy to enhance shareholder value centers on driving pre-tax, pre-provision earnings that exceed credit costs by achieving growth in revenue from our balance sheet and diverse business mix that exceeds growth in expenses controlled through disciplined cost management. The primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by offering convenient banking options and leading technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service, and through a significantly enhanced branding initiative. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

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

We also continue to be focused on building capital in the current environment characterized by economic and regulatory uncertainty. See the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review regarding certain restrictions on dividends and common share repurchases resulting from PNC’s participation on December 31, 2008 in the US Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program and other regulatory restrictions on dividend capacity.

On April 2, 2009 the Board declared a quarterly common stock dividend of $.10 per share, a reduction from the prior quarterly dividend of $.66 per share. Our Board recognizes the importance of the dividend to our shareholders. While our overall capital and liquidity positions are strong, extreme economic and market deterioration and the changing regulatory environment drove this difficult but prudent decision. This proactive measure will help us build capital by approximately $1 billion annually, further strengthen our balance sheet and continue to serve our customers.

SUPERVISORY CAPITAL ASSESSMENT PROGRAM (“STRESS TESTS”)

On May 7, 2009, the Board of Governors of the Federal Reserve System announced the results of the stress tests conducted by banking regulators under the Supervisory Capital Assessment Program with respect to the 19 largest bank holding companies. As a result of this test, the Federal Reserve concluded that PNC is currently well capitalized but that, in order to provide a greater cushion against the risk that economic conditions over the next two years are worse than currently anticipated, PNC needed to augment the composition of its capital by increasing the common shareholders’ equity component of Tier 1 capital by $600 million by November 9, 2009. This amount represents one-quarter of 1% of our risk-weighted assets as of March 31, 2009. PNC intends to satisfy this requirement through a combination of growth in retained earnings and the pursuit of other capital raising alternatives.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

Since the middle of 2007 and with a heightened level of activity during the second half of 2008 and into 2009, there has been unprecedented turmoil, volatility and illiquidity in worldwide financial markets, accompanied by uncertain prospects for the overall national economy, which is currently in the midst of a severe recession. In addition, there have been dramatic changes in the competitive landscape of the financial services industry during this time.

Recent efforts by the Federal government, including the US Department of the Treasury, the Federal Reserve, the FDIC, and the Securities and Exchange Commission, to stabilize and restore confidence in the financial services industry have impacted and will likely continue to impact PNC and our stakeholders. These efforts, which will continue to evolve, include the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and other legislative, administrative and regulatory initiatives, including the US Treasury’s TARP and TARP Capital Purchase Program, the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and the Federal Reserve’s Commercial Paper Funding Facility (CPFF).

These programs, some of which are further described in Item 7 of our 2008 Form 10-K, include the following:

TARP Capital Purchase Program – On December 31, 2008, PNC issued to the US Treasury $7.6 billion of preferred stock together with a related warrant to purchase shares of common stock of PNC, in accordance with the terms of the TARP Capital Purchase Program. Funds from this sale count as Tier 1 capital. Holders of this preferred stock are entitled to a cumulative cash dividend at the annual rate per share of 5% of the liquidation preference per year for the first five years after its issuance. After December 31, 2013, if these shares are still outstanding, the annual dividend rate will increase to 9% per year. We plan to redeem the US Treasury’s investment as soon as appropriate, subject to approval by our primary banking regulators. We do not contemplate exchanging any of the shares of preferred stock issued to the US Treasury under the TARP Capital Purchase Program for shares of mandatorily convertible preferred stock.

Further information on these securities is included in Note 19 Shareholders’ Equity included in our Notes to Consolidated Financial Statements within Item 8 of the 2008 Form 10-K.

FDIC Temporary Liquidity Guarantee Program (TLGP) – In December 2008, PNC Funding Corp issued fixed and floating rate senior notes totaling $2.9 billion under the FDIC’s TLGP-Debt Guarantee Program. In March 2009, PNC Funding Corp issued floating rate senior notes totaling $1.0 billion under this program. Each of these series of senior notes is guaranteed by the FDIC and is backed by the full faith and credit of the United States through June 30, 2012.

Since October 14, 2008, both PNC Bank, National Association (PNC Bank, N.A.) and National City Bank have participated in the TLGP-Transaction Account Guarantee Program. Under this program, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under this program is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.

Commercial Paper Funding Facility – Effective October 28, 2008, Market Street Funding LLC (Market Street) was approved to participate in the Federal Reserve’s CPFF. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expires on October 30, 2009. Market Street had no borrowings under this facility at March 31, 2009.

Public-Private Investment Programs – On March 23, 2009, the US Treasury and the FDIC announced that they will establish the Legacy Loans Program (LLP) to remove troubled loans and other assets from banks. The FDIC will provide oversight for the formation, funding, and operation of new public-private investment funds (PPIFs) that will purchase loans and other assets from depository institutions. The LLP will attract private capital through an FDIC debt guarantee and Treasury equity co-investment. All FDIC-insured depository institutions will be eligible to participate in the program.

On March 23, 2009, the US Treasury also announced the establishment of the Legacy Securities PPIFs, which are designed to address issues raised by troubled assets. These Legacy Securities PPIFs are specifically focused on legacy securities and are part of a plan that directs both equity capital and debt financing into the market for legacy assets. This program is designed to draw in private capital to these markets by providing matching equity capital from the US Treasury and debt financing from the Federal Reserve via the TALF and the US Treasury.

PNC is in the process of determining to what extent, if any, it will participate in these programs.

****

It is also possible that the US Congress and federal banking agencies, as part of their efforts to provide economic stimulus and financial market stability, to enhance the liquidity and solvency of financial institutions and markets, and to enhance the regulation of financial institutions and markets, will announce additional legislation, regulations or programs. These additional actions may include changes in or additions to the statutes or regulations related to existing programs, including those described above. It is not possible at this time to predict the ultimate impact of these actions on PNC’s business plans and strategies.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following, some of which may be affected by legislative, regulatory and administrative initiatives of the Federal government such as those outlined above:

•	General economic conditions, including the length and severity of the current recession,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Changes in the competitive landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Progress toward integrating the National City acquisition,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management, including achieving our cost savings targets associated with our National City integration, and creating positive pre-tax, pre-provision earnings,
•	Managing the distressed assets portfolio and other impaired assets,
•	Maintaining solid overall asset quality,
•	Continuing to maintain our deposit base,
•	Prudent risk and capital management leading to a return to our desired moderate risk profile, and
•	Actions we take within the capital and other financial markets.

SUMMARY FINANCIAL RESULTS

	Three months ended March 31
	2009	2008
Net income, in millions	$530	$384
Diluted earnings per common share	$1.03	$1.09
Return on
Average common	10.23%	10.82%
Average assets	.77%	1.10%

Highlights of the first quarter of 2009 included the following:

•

Net income for the first quarter of 2009 reflected the diversification of our businesses. Total revenue was $3.9 billion for the quarter. Net interest income was strong and noninterest income benefited from robust residential mortgage banking activity driven by refinancing volumes and income from servicing rights. Pretax, pre-provision earnings exceeded credit costs by over $650 million in the first quarter of 2009.

•

Our Tier 1 risk-based capital ratio increased by 30 basis points during the quarter to 10.0% and the Tier 1 common capital ratio increased to 4.9% at March 31, 2009. The reduction in our quarterly common stock dividend beginning in April 2009 is expected to add $1 billion annually to PNC’s common equity and cash positions, resulting in annual improvement in capital ratios of approximately 40 basis points.

•

We strengthened our liquidity position and we remain core funded with a loan to deposit ratio of 88% at March 31, 2009 compared with 91% at December 31, 2008. We continued to generate new deposits while allowing high rate acquired certificate of deposit balances to decline consistent with our focus on relationship-based deposits.

•	We are committed to responsible lending, essential to economic recovery. Loans and commitments of approximately $26 billion were originated and renewed during the first quarter of 2009 as we continued to make credit available to qualified borrowers.
•

Credit quality deterioration continued during the first quarter of 2009 as expected, reflecting further economic weakening and resulting in net additions to loan loss reserves. Nonperforming assets increased during the quarter and were 2.02% of total loans and foreclosed assets at March 31, 2009 compared with 1.23% at December 31, 2008. The ratio of allowance for loan and lease losses to total loans increased to 2.51% at March 31, 2009 from 2.23% at December 31, 2008.

•	Investment securities were $46 billion at March 31, 2009, or 16% of total assets. Approximately 92% of the portfolio was comprised of agency or investment grade equivalent securities.
•	The acquisition of National City is currently exceeding our expectations.
•	The transaction was accretive to first quarter 2009 earnings and is expected to be accretive for full year 2009.
•	The combined company was focused on clients and business growth, implementing centralized loan and deposit pricing.
•

Cost savings of approximately $400 million annualized were realized in the first quarter of 2009, progressing toward the two-year goal of reducing combined company annualized noninterest expense by $1.2 billion.

•	Agreements were reached in April 2009 to divest 61 branches in the third quarter of 2009.
•	The first wave of client conversions is planned for the fourth quarter of 2009.

Our Consolidated Income Statement Review section of this Financial Review describes in greater detail the various items that impacted our results for the first quarters of 2009 and 2008.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of recent acquisitions.

Our Average Consolidated Balance Sheet for the first quarter of 2009 included the impact of National City, which was the primary driver of increases compared with the first quarter of 2008. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at March 31, 2009 compared with December 31, 2008.

Total average assets were $280.9 billion for the first three months of 2009 compared with $140.6 billion for the first three months of 2008. Total average assets for the first three months of 2009 included $134.9 billion related to National City.

Average interest-earning assets were $244.2 billion for the first quarter of 2009, including $123.5 billion related to National City, compared with $111.3 billion in the first quarter of 2008. An increase of $104.5 billion in loans, including $98.2 billion related to National City, and a $16.2 billion increase in securities available for sale, including $13.1 billion related to National City, were reflected in the increase in average interest-earning assets. In addition, securities held to maturity, including those transferred by PNC in the fourth quarter of 2008 from the available for sale portfolio, averaged $3.4 billion in the first quarter of 2009.

Average noninterest-earning assets totaled $36.6 billion in the first quarter of 2009 compared with $29.2 billion in the prior year quarter.

The increase in average total loans, which includes the impact of National City as indicated above, reflected growth in commercial loans of $37.7 billion, consumer loans of $33.7 billion, commercial real estate loans of $16.6 billion and residential mortgage loans of $12.5 billion. Loans represented 71% of average interest-earning assets for the first three months of 2009 and 62% for the first three months of 2008.

Average residential mortgage-backed securities increased $15.7 billion compared with the first quarter of 2008. Average US Treasury and government agencies securities increased $1.1 billion and average state and municipal securities increased $.9 billion in the comparison. These increases were largely as a result of the National City acquisition and were partially offset by declines of $1.3 billion in average commercial mortgage-backed securities and $.8 billion in average asset-backed securities compared with the prior year quarter. Investment securities comprised 20% of average interest-earning assets for the first three months of 2009 and 27% for the first three months of 2008.

Average total deposits were $192.2 billion for the first three months of 2009, including $104.0 billion related to National City, compared with $81.6 billion for the first three months of 2008. Average deposits grew from the prior year period primarily as a result of increases in money market balances, retail certificates of deposit, and demand and other noninterest-bearing deposits. Average total deposits represented 68% of average total assets for the first three months of 2009 and 58% for the first three months of 2008.

Average transaction deposits were $113.5 billion for the first three months of 2009, including $49.6 billion related to National City, compared with $52.5 billion for the first three months of 2008.

Average borrowed funds were $47.9 billion for the first quarter of 2009, including $21.1 billion related to National City, compared with $32.1 billion for the first quarter of 2008.

BUSINESS SEGMENT HIGHLIGHTS

In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the acquisition of National City. As a result, we now have seven reportable business segments which include:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Global Investment Servicing
•	Distressed Assets Portfolio

Business segment results for the first quarter of 2008 have been reclassified to present prior periods on the same basis.

Total business segment earnings were $750 million for the first three months of 2009 and $289 million for the first three months of 2008. Highlights of results for the first quarters of 2009 and 2008 are included below. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over these periods.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 19 Segment Reporting.

Retail Banking

Retail Banking earned $56 million for the first quarter of 2009. Results for the quarter were challenged in this environment by ongoing credit deterioration, a lower value assigned to deposits in a declining rate environment, reduced consumer spending and increased FDIC insurance costs. Retail Banking continues to maintain its focus on customer growth, employee and customer satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $374 million in the first quarter of 2009. Total revenue of $1.3 billion was strong given the current environment, driven primarily by net interest income. Noninterest expense was tightly managed, and earnings were impacted by the provision for credit losses, indicative of deteriorating credit quality occurring throughout the economy.

Asset Management Group

Earnings from the Asset Management Group totaled $38 million in the first quarter of 2009 compared with $37 million in the prior year first quarter. The current period earnings reflects new business obtained from National City offset by lower noninterest income and higher provision for credit losses stemming from the depressed equity markets and continued economic challenges. This business segment was formed in the first quarter of 2009.

Residential Mortgage Banking

Residential Mortgage Banking earned $226 million for the first quarter of 2009 driven by strong loan origination activity and income from servicing rights. This business segment was formed in the first quarter of 2009 and consists primarily of activities acquired with National City.

BlackRock

Our BlackRock business segment earned $23 million for the first quarter of 2009 compared with $60 million for the first quarter of 2008. Lower equity markets in the first quarter of 2009 impacted BlackRock’s results.

Global Investment Servicing

Global Investment Servicing earned $10 million for the first quarter of 2009 compared with $30 million for the same period of 2008. Results for 2009 were negatively impacted by continued declines in asset values and fund redemptions as a result of the deterioration of the financial markets that began in the fourth quarter of 2008 and the establishment of a legal contingency reserve.

Distressed Assets Portfolio

This business segment was formed in the first quarter of 2009 and consists primarily of assets acquired with National City. The Distressed Assets Portfolio had earnings of $23 million for the first quarter of 2009. Earnings were mainly driven by net interest income of $364 million. Further deterioration of credit quality occurred on the loans in this segment during the quarter.

Other

“Other” reported a net loss of $220 million for the first quarter of 2009 compared with earnings of $95 million for the first quarter of 2008. The loss for the first quarter of 2009 included the after-tax impact of other-than-temporary impairment charges and alternative investment writedowns, equity management losses and integration costs. These items were somewhat offset by a gain related to PNC’s BlackRock LTIP shares obligation and net gains on sales of securities. Earnings for the first quarter of 2008 reflected net securities gains and the partial reversal of the Visa indemnification liability, partially offset by trading losses.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report. Net income for the first three months of 2009 was $530 million and for the first three months of 2008 was $384 million. Our Consolidated Income Statement for the first quarter of 2009 includes operating results of National City. As a result, the substantial increase in all income statement comparisons to the first quarter of 2008, except as noted, are primarily due to the operating results of National City.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended March 31
Dollars in millions	2009	2008
Net interest income	$2,305	$854
Net interest margin	3.81%	3.09%

In addition to the first quarter 2009 impact of National City, changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The increase in net interest income for the first three months of 2009 compared with the first three months of 2008 reflected the increase in average interest-earning assets due to National City and the improvement in the net interest margin described below.

We expect net interest income and net interest margin for the remainder of 2009 to be flat to down compared with the first quarter of 2009 as the maturity of higher-yielding assets will be partially offset by interest-bearing deposit re-pricing, assuming our current expectations for interest rates and economic conditions. We include our current economic assumptions underlying our forward-looking statements in the Cautionary Statement Regarding Forward-Looking Information section of this Financial Review.

The net interest margin was 3.81% for the first three months of 2009 and 3.09% for the first three months of 2008. The following factors impacted the comparison:

•	A decrease in the rate paid on interest-bearing liabilities of 126 basis points. The rate paid on interest-bearing deposits, the largest component, decreased 138 basis points.
•

These factors were partially offset by a 45 basis point decrease in the yield on interest-earning assets. The yield on loans, which represented a larger portion of our earning assets in the first quarter of 2009, decreased 46 basis points.

•

In addition, the impact of noninterest-bearing sources of funding decreased 9 basis points due to lower interest rates and a lower proportion of noninterest-bearing sources of funding to interest-earning assets.

For comparing to the broader market, during the first three months of 2009 the average federal funds rate was .19% compared with 3.17% for the first three months of 2008.

NONINTEREST INCOME

Summary

Noninterest income totaled $1.566 billion for the first three months of 2009 compared with $967 million for the first three months of 2008. Noninterest income for the first quarter of 2009 included $945 million of noninterest income related to National City.

First quarter 2009 noninterest income included the following:

•	Gains on hedges of residential mortgage servicing rights of $202 million,
•	Gains of $103 million related to our BlackRock LTIP shares adjustment,
•	Net credit-related other-than-temporary impairments on debt and equity securities of $149 million,
•	Net losses on private equity and alternative investments of $122 million, and
•	Net gains on sales of securities of $56 million.

Noninterest income for the first three months of 2008 included the impact of the following:

•	Losses related to our commercial mortgage loans held for sale, net of hedges, of $166 million,
•	Income from Hilliard Lyons totaling $164 million, including the gain of $114 million from the sale of this business,
•	A gain of $95 million related to the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering,
•	Trading losses of $76 million,
•	Net gains on sales of securities of $41 million, and
•	Gains of $40 million related to our BlackRock LTIP shares adjustment.

Additional Analysis

Fund servicing fees totaled $199 million in the first three months of 2009 compared with $228 million in the first three months of 2008. Asset management revenue was $189 million in the first three months of 2009 compared with $212 million in the first three months of 2008. Fund servicing fees and asset management revenue were negatively impacted by declines in asset values associated with the lower equity markets during the first three months of 2009. We believe that the equity markets may rebound in 2009 in advance of an economic recovery resulting in improvement to these components of our fee-based income.

Assets managed at March 31, 2009 totaled $96 billion, including National City assets under management, compared with $66 billion at March 31, 2008.

Global Investment Servicing provided fund accounting/ administration services for $712 billion of net fund investment assets and provided custody services for $361 billion of fund investment assets at March 31, 2009, compared with $1.0 trillion and $476 billion, respectively, at March 31, 2008. The decrease in assets serviced in the comparison was due to declines in asset values and fund outflows resulting from market conditions.

For the first quarter of 2009, consumer services fees totaled $316 million, including $180 million related to National City, compared with $170 million in the first quarter of 2008. Consumer service fees in the 2009 period reflected higher card-related revenue more than offset by reduced consumer transaction volumes related to the economy.

Corporate services revenue totaled $245 million in the first three months of 2009, including $73 million related to

National City, and $164 million in the first quarter of 2008. Corporate services fees include treasury management fees, which continued to be a strong contributor to revenue.

Residential mortgage revenue totaled $431 million in the first quarter of 2009. Substantially all of this revenue is associated with National City’s business. Strong mortgage refinancing volumes and $202 million of net hedging gains of mortgage servicing rights occurred in the first quarter of 2009. It is unlikely that we will repeat this strong performance in future periods, particularly the servicing rights hedging gains.

Service charges on deposits totaled $224 million for the first three months of 2009, including $137 million related to National City, and $82 million for the first three months of 2008. Service charges on deposits increased despite declining customer transaction amounts and volumes.

Net gains on sales of securities totaled $56 million for the first quarter of 2009 and $41 million for the first quarter of 2008.

The net credit component of other-than-temporary impairments of securities recognized in earnings was a loss of $149 million in the first three months of 2009. The non-credit component of the fair value mark on these securities of $537 million, which related to market factors, was included in accumulated other comprehensive loss in shareholders’ equity at March 31, 2009. There were no other-than-temporary impairments recognized in the first three months of 2008.

Other noninterest income totaled $55 million for the first quarter of 2009 compared with $70 million for the first quarter of 2008. Other noninterest income for 2009 included gains of $103 million related to our equity investment in BlackRock and net losses on private equity and alternative investments of $122 million as referred to above.

Other noninterest income for 2008 included the $114 million gain from the sale of Hilliard Lyons, the $95 million gain from the redemption of a portion of our investment in Visa related to its March 2008 initial public offering, and gains of $40 million related to our equity investment in BlackRock as described above. The impact of these items was more than offset by losses related to our commercial mortgage loans held for sale, net of hedges, of $166 million, and trading losses of $76 million.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Financial Review, further details regarding private equity and alternative investments are included in the Market Risk Management-Equity and Other Investment Risk section and further details regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management and capital markets-related products and services and commercial mortgage banking activities, that are marketed by several businesses to commercial and retail customers across PNC.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, doubled in the first quarter of 2009, to $275 million, compared with $137 million in the first quarter of 2008. In addition to the impact of National City, these increases were primarily related to deposit growth and continued growth in legacy offerings such as lockbox, purchasing cards and services provided to the federal government.

Revenue from capital markets-related products and services totaled $43 million in the first three months of 2009 compared with $76 million in the first three months of 2008. The revenue decline was driven by reduced merger and acquisition revenues reflecting the difficult financing environment along with lower customer trading revenues impacted by reduced derivative activity levels and the impact of counterparty credit on valuations of customer positions. These revenue declines were partially offset by National City-related revenues in 2009.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $94 million in the first quarter of 2009 compared with a $94 million loss for the first quarter of 2008. The loss for the first three months of 2008 reflected losses of $166 million on commercial mortgage loans held for sale, net of hedges, due to the impact of an illiquid market in 2008.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $880 million for the first three months of 2009 compared with $151 million for the first three months of 2008. The provision for credit losses for the first quarter of 2009 was in excess of net charge-offs of $431 million for the period due to a required increase to our allowance for loan and lease losses reflecting continued deterioration in the credit markets and the resulting increase in nonperforming loans.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2009 was $2.3 billion compared with $1.0 billion in the prior year first quarter, with the increase substantially related to National City. Acquisition cost savings of approximately $400 million annualized were realized in the first quarter of 2009, on plan to reach our goal of annualized cost savings of $1.2 billion at the end of two years.

Integration costs totaled $52 million in the first quarter of 2009 compared with $14 million in the first quarter of 2008.

We expect that the FDIC will enact a special deposit insurance assessment in 2009 that will significantly increase our FDIC deposit insurance costs for the year.

EFFECTIVE TAX RATE

Our effective tax rate was 20.1% for the first three months of 2009 and 39.5% for the first three months of 2008. A favorable agreement to settle with taxing authorities in the first quarter of 2009 contributed to the lower effective tax rate in that period and higher taxes related to the gain on sale of Hilliard Lyons in the first quarter of 2008 contributed to the higher effective tax rate in that period.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	March 31 2009	Dec. 31 2008
Assets
Loans	$171,373	$175,489
Investment securities	46,253	43,473
Cash and short-term investments	21,807	23,936
Loans held for sale	4,045	4,366
Equity investments	8,215	8,554
Goodwill	8,855	8,868
Other intangible assets	3,323	2,820
Other	22,551	23,575
Total assets	$286,422	$291,081
Liabilities
Deposits	194,635	$192,865
Borrowed funds	48,459	52,240
Other	14,672	18,328
Total liabilities	257,766	263,433
Total shareholders’ equity	26,477	25,422
Noncontrolling interests	2,179	2,226
Total equity	28,656	27,648
Total liabilities and equity	$286,422	$291,081

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $3.5 billion at March 31, 2009 and $4.1 billion at December 31, 2008, respectively.

Loans decreased $4.1 billion, or 2%, as of March 31, 2009 compared with December 31, 2008. Total loans represented 60% of total assets at both March 31, 2009 and December 31, 2008.

Commercial lending represented 57% of the loan portfolio and consumer lending represented 43% at March 31, 2009. Commercial lending declined 4% at March 31, 2009 compared with December 31, 2008. Commercial loans, which comprised 67% of total commercial lending, declined due to lower utilization levels and paydowns. Consumer lending increased slightly at March 31, 2009 from December 31, 2008. Increases in education and residential mortgage loans were somewhat offset by a decline in home equity installment loans.

Details Of Loans

In millions	March 31 2009	Dec. 31 2008
Commercial
Retail/wholesale	$11,226	$11,482
Manufacturing	12,796	13,263
Other service providers	8,674	9,038
Real estate related (a)	8,926	9,107
Financial services	5,050	5,194
Health care	3,079	3,201
Other	15,446	17,935
Total commercial	65,197	69,220
Commercial real estate
Real estate projects	16,830	17,176
Commercial mortgage	8,590	8,560
Total commercial real estate	25,420	25,736
Equipment lease financing	6,300	6,461
TOTAL COMMERCIAL LENDING	96,917	101,417
Consumer
Home equity
Lines of credit	24,112	24,024
Installment	12,934	14,252
Education	5,127	4,211
Automobile	1,737	1,667
Credit card and other unsecured lines of credit	3,148	3,163
Other	4,910	5,172
Total consumer	51,968	52,489
Residential real estate
Residential mortgage	19,661	18,783
Residential construction	2,827	2,800
Total residential real estate	22,488	21,583
TOTAL CONSUMER LENDING	74,456	74,072
Total loans	$171,373	$175,489
(a)	Includes loans to customers in the real estate and construction industries.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Our home equity lines and loans outstanding totaled $37.0 billion at March 31, 2009 and $38.3 billion at December 31, 2008. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than or equal to 90%. We had $1.2 billion or approximately 3% of the total portfolio in this grouping at March 31, 2009 and December 31, 2008.

In our $19.7 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90% totaled $3.3 billion and comprised approximately 17% of this portfolio at March 31, 2009. The comparable amounts related to the $18.8 billion residential mortgage portfolio as of December 31, 2008 were $2.5 billion and 14%, respectively.

Commercial lending outstandings are the largest category and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated $2.8 billion, or 65%, of the total allowance for loan and lease losses at March 31, 2009 to these loans. We allocated $1.5 billion, or 35%, of the remaining allowance at that date to consumer lending outstandings. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

In millions	March 31 2009	Dec 31 2008
Commercial and commercial real estate	$58,771	$60,020
Home equity lines of credit	22,416	23,195
Consumer credit card lines	19,291	19,028
Other	2,343	2,645
Total	$102,821	$104,888

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $8.7 billion at March 31, 2009 and $8.6 billion at December 31, 2008.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $6.7 billion at March 31, 2009 and $7.0 billion at December 31, 2008 and are included in the preceding table primarily within the “Commercial and commercial real estate” category.

In addition to credit commitments, our net outstanding standby letters of credit totaled $10.3 billion at March 31, 2009 and December 31, 2008. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

INVESTMENT SECURITIES

Details Of Investment Securities

In millions	Amortized Cost	Fair Value
March 31, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$2,597	$2,624
Residential mortgage-backed
Agency	22,860	23,427
Nonagency	12,900	9,281
Commercial mortgage-backed	4,248	3,428
Asset-backed	2,005	1,489
State and municipal	1,382	1,337
Other debt	786	774
Corporate stocks and other	281	280
Total securities available for sale	$47,059	$42,640
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed	$2,002	$1,969
Asset-backed	1,602	1,623
Other debt	9	10
Total securities held to maturity	$3,613	$3,602
December 31, 2008
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$738	$739
Residential mortgage-backed
Agency	22,744	23,106
Nonagency	13,205	8,831
Commercial mortgage-backed	4,305	3,446
Asset-backed	2,069	1,627
State and municipal	1,326	1,263
Other debt	563	559
Corporate stocks and other	575	571
Total securities available for sale	$45,525	$40,142
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed	$1,945	$1,896
Asset-backed	1,376	1,358
Other debt	10	10
Total securities held to maturity	$3,331	$3,264

Investment securities totaled $46.3 billion at March 31, 2009 and $43.5 billion at December 31, 2008. The increase in securities of $2.8 billion since year-end reflected the purchase of US Treasury and government agency securities, somewhat offset by maturities and prepayments. Securities represented 16% of total assets at March 31, 2009 and 15% of total assets at December 31, 2008.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At March 31, 2009, the investment securities balance included a net unrealized loss of $4.4 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2008 was a net unrealized loss of $5.4 billion. The fair value of investment securities is impacted by interest rates, credit spreads, and market volatility and illiquidity. The improvement in the unrealized pretax loss from year-end was the result of improving fair values in both agency and nonagency securities. The net unrealized losses at March 31, 2009 did not reflect credit quality concerns of any significance with the underlying assets, which represented an overall well-diversified, high quality portfolio. US government agency residential mortgage-backed securities and US Treasury and government agencies securities collectively represented 56% of the investment securities portfolio at March 31, 2009.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was issued in April 2009 and amended other-than-temporary impairment (OTTI) guidance for debt securities regarding recognition and disclosure. The major change in the guidance was the requirement to recognize only the credit portion of OTTI charges in current earnings for those debt securities where there is no intent to sell or it is more likely than not the entity would not be required to sell the security prior to expected recovery. The remaining portion of OTTI charges is included in accumulated other comprehensive loss.

As permitted, PNC adopted this guidance effective January 1, 2009. As a result, we recognized total OTTI in the first quarter of 2009 of $686 million, comprised of $537 million in accumulated other comprehensive loss on the Consolidated Balance Sheet at March 31, 2009, and $149 million recognized as a reduction of noninterest income in our Consolidated Income Statement. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further information regarding the credit portion of OTTI recognized in the first quarter of 2009.

As required under the new FASB guidance, we also recorded a cumulative effect adjustment of $110 million to retained earnings at January 1, 2009 to reclassify the noncredit component of OTTI recognized in 2008 from retained earnings to accumulated other comprehensive loss.

We also early adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” during the first quarter of 2009. The Fair Value Measurements and Fair Value Option section of this Financial Review has additional information related to FSP FAS 157-4.

At least quarterly we conduct a comprehensive security-level impairment assessment. Our process and methods have evolved as market conditions have deteriorated and as more research and other analyses have become available. We expect that our process and methods will continue to evolve. Our assessment considers the security structure, recent security collateral performance metrics, our judgment and expectations of future performance, and relevant industry research and analysis. We also consider the magnitude of the impairment and the amount of time that the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Balance Sheet Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary. The Fair Value Measurements And Fair Value Option section of this Financial Review provides further detail on the composition of our securities portfolio, including vintage, credit rating, and FICO score, where applicable. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report includes a further discussion of our process for assessing OTTI and the results of the most recent assessment.

If the current issues affecting the US housing market were to continue for the foreseeable future or worsen, if market volatility and illiquidity were to continue or worsen, or if market interest rates were to increase appreciably, the valuation of our available for sale securities portfolio could continue to be adversely affected and we could incur additional OTTI charges that would impact our Consolidated Income Statement.

Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 3 years and 5 months at March 31, 2009 and 3 years and 1 month at December 31, 2008.

We estimate that at March 31, 2009 the effective duration of investment securities was 2.3 years for an immediate 50 basis points parallel increase in interest rates and 1.9 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2008 were 3.7 years and 3.1 years, respectively.

LOANS HELD FOR SALE

In millions	March 31 2009	Dec. 31 2008
Commercial mortgages at fair value (a)	$1,245	$1,401
Commercial mortgages at lower of cost or market	403	747
Total commercial mortgages	1,648	2,148
Residential mortgages at fair value (a)	2,226	1,824
Residential mortgages at lower of cost or market	18	138
Total residential mortgages	2,244	1,962
Other	153	256
Total	$4,045	$4,366
(a)	Balance at December 31, 2008 includes loans held for sale which were acquired from National City and recorded at fair value at the date of acquisition.

Under SFAS 159, we account for certain commercial and residential mortgage loans held for sale at fair value.

We stopped originating certain commercial mortgage loans held for sale at fair value during the first quarter of 2008 and intend to continue pursuing opportunities to reduce these positions at appropriate prices. We sold $.1 billion of commercial mortgage loans held for sale carried at fair value in the first quarter of 2009 and recognized losses of $1 million on these loans, net of hedges. Losses of $166 million on commercial mortgage loans held for sale carried at fair value, net of hedges, were recognized in the first quarter of 2008.

Strong origination volumes partially offset sales to government agencies of $1.6 billion of commercial mortgages held for sale at lower of cost or market during the first quarter of 2009.

Residential mortgage loans held for sale increased during the first quarter of 2009 due to strong refinancing volumes. Loan origination volume was $6.9 billion. Substantially all such loans were originated to agency standards. We sold $6.3 billion of this production, recognizing revenue of $175 million, during the first quarter of 2009. Net interest income on residential mortgage loans held for sale was $87 million for the first quarter of 2009.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	March 31 2009	Dec. 31 2008
Deposits
Money market	$74,389	$67,678
Demand	44,473	43,212
Retail certificates of deposit	57,785	58,315
Savings	6,570	6,056
Other time	7,619	13,620
Time deposits in foreign offices	3,799	3,984
Total deposits	194,635	192,865
Borrowed funds
Federal funds purchased and repurchase agreements	4,789	5,153
Federal Home Loan Bank borrowings	16,985	18,126
Bank notes and senior debt	13,828	13,664
Subordinated debt	10,694	11,208
Other	2,163	4,089
Total borrowed funds	48,459	52,240
Total	$243,094	$245,105

Total funding sources decreased $2.0 billion at March 31, 2009 compared with the balance at December 31, 2008 as an increase in total deposits was more than offset by a decline in total borrowed funds.

Total deposits increased $1.8 billion at March 31, 2009 compared with December 31, 2008 as growth in money market deposits was partially offset by the decline of higher rate non-relationship certificates of deposit. Interest-bearing deposits represented 79% of total deposits at March 31, 2009 compared with 81% of total deposits at December 31, 2008.

Borrowed funds totaled $48.5 billion at March 31, 2009 compared with $52.2 billion at December 31, 2008. The $3.7 billion decline primarily resulted from repayments of Federal Home Loan Bank and other borrowings. PNC issued $1.0 billion of senior notes guaranteed by the FDIC under the Temporary Liquidity Guarantee Program in the first quarter of 2009. The Liquidity Risk Management section of this Financial Review contains further details regarding actions we have taken which impacted our borrowed funds balances in 2009.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings. The reduction in our quarterly common stock dividend beginning in April 2009 is expected to add $1 billion annually to PNC’s common equity and cash positions, resulting in annual improvement in capital ratios of approximately 40 basis points.

Total shareholders’ equity increased $1.1 billion, to $26.5 billion, at March 31, 2009 compared with December 31, 2008 primarily due to a $.7 billion decline in accumulated other comprehensive loss and an increase of $.3 billion in retained earnings. The Investment Securities section has further information regarding the accumulated other comprehensive loss.

Common shares outstanding were 445 million at March 31, 2009 and 443 million at December 31, 2008.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares during the first quarter of 2009 under this program and, as described below, are restricted from doing so under the TARP Capital Purchase Program.

Under the TARP Capital Purchase Program, there are restrictions on dividends and common share repurchases associated with the preferred stock that we issued to the US Treasury in accordance with that program. As is typical with cumulative preferred stock, dividend payments for this preferred stock must be current before dividends can be paid on junior shares, including our common stock, or junior shares can be repurchased or redeemed. Also, under the TARP Capital Purchase Program agreements, the US Treasury’s consent will be required for any increase in common dividends per share above $.66 per share quarterly until the third anniversary of the preferred stock issuance as long as the US Treasury continues to hold any of the preferred stock. Further, during that same period, the US Treasury’s consent will be required, unless the preferred stock is no longer held by the US Treasury, for any share repurchases with limited exceptions, most significantly purchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice. Any increase in our dividends while we remain subject to these restrictions would depend on the status of our efforts to put ourselves into position to redeem the US Treasury’s investment in PNC.

Risk-Based Capital

Dollars in millions	March 31 2009	Dec. 31 2008
Capital components
Shareholders’ equity
Common	$18,546	$17,490
Preferred	7,932	7,932
Trust preferred capital securities	2,981	2,898
Noncontrolling interest	1,512	1,506
Goodwill and other intangible assets	(10,239)	(9,800)
Eligible deferred income taxes on goodwill and other intangible assets	791	594
Pension, other postretirement benefit plan adjustments	631	666
Net unrealized securities losses, after-tax	2,994	3,618
Net unrealized losses (gains) on cash flow hedge derivatives, after-tax	(378)	(374)
Other	(248)	(243)
Tier 1 risk-based capital	24,522	24,287
Subordinated debt	5,596	5,676
Eligible allowance for credit losses	3,078	3,153
Total risk-based capital	$33,196	$33,116
Tier 1 common capital
Tier 1 risk-based capital	$24,522	$24,287
Preferred equity	(7,932)	(7,932)
Trust preferred capital securities	(2,981)	(2,898)
Noncontrolling interest	(1,512)	(1,506)
Tier 1 common capital	$12,097	$11,951
Assets
Risk-weighted assets, including off- balance sheet instruments and market risk equivalent assets	$244,746	$251,106
Adjusted average total assets	276,422	138,689
Capital ratios
Tier 1 risk-based	10.0%	9.7%
Tier 1 common	4.9	4.8
Total risk-based	13.6	13.2
Leverage	8.9	17.5

Capital levels were strengthened during the first quarter of 2009. Higher capital levels were net of dividend payments, including $47 million paid to the US Department of the Treasury during the first quarter of 2009 on $7.6 billion of preferred stock. We plan to redeem the Treasury Department’s investment as soon as appropriate, subject to approval by our primary banking regulators.

As described in the Executive Summary section of this Financial Review, as a result of the Supervisory Capital Assessment Program, we will be required to increase our Tier 1 common capital by $600 million by November 9, 2009. We intend to do so through a combination of growth in retained earnings and other capital raising alternatives. We do not contemplate exchanging any of the shares of preferred stock issued to the US Treasury under the TARP Capital Purchase Program for shares of mandatorily convertible preferred stock.

PNC’s Tier 1 risk-based capital ratio increased by 30 basis points to 10.0% at March 31, 2009 from 9.7% at December 31, 2008. The increase in the ratio was due to higher risk-based capital primarily from retained earnings coupled with a decline in risk-weighted assets. Our Tier 1 common capital ratio was 4.9% at March 31, 2009.

The leverage ratio at December 31, 2008 reflected the favorable impact on Tier 1 risk-based capital from the issuance of securities under TARP and the issuance of PNC common stock in connection with the National City acquisition, both of which occurred on December 31, 2008. In addition, the ratio as of that date did not reflect any impact of National City on PNC’s adjusted average total assets.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution's capital strength. At March 31, 2009 and December 31, 2008, each of our domestic bank subsidiaries was considered “well capitalized” based on US regulatory capital ratio requirements, which are indicated on page 2 of this Report. We believe our bank subsidiaries will continue to meet these requirements during the remainder of 2009.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” The following sections of this Report provide further information on these types of activities:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review, and
•	Note 10 Loan Sales and Securitizations and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.
•

At March 31, 2009, $2.3 billion of loans were securitized by PNC. The comparable amount was $2.4 billion at December 31, 2008. These securitized loans are not included on our Consolidated Balance Sheet.

The following provides a summary of variable interest entities (VIEs), including those that we have consolidated and those in which we hold a significant variable interest but have not consolidated into our financial statements as of March 31, 2009 and December 31, 2008.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
March 31, 2009	$1,452	$803
December 31, 2008	$1,499	$863	(a)
Credit Risk Transfer Transaction
March 31, 2009	$1,012	$1,012
December 31, 2008	$1,070	$1,070
(a)	We have revised this amount due to PNC’s adoption of SFAS 160 as noncontrolling interests are no longer classified as aggregate liabilities.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
March 31, 2009
Market Street	$4,618	$4,744	$6,653	(a)
Partnership interests in tax credit investments (b) (c)	1,117	649	860
Collateralized debt obligations	17		2
Total	$5,752	$5,393	$7,515
December 31, 2008
Market Street	$4,916	$5,010	$6,965	(a)
Partnership interests in tax credit investments (b) (c)	1,095	652	920
Collateralized debt obligations	20		2
Total	$6,031	$5,662	$7,887
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $6.1 billion and other credit enhancements of $.6 billion at March 31, 2009. The comparable amounts were $6.4 billion and $.6 billion at December 31, 2008. These liquidity commitments are included in the Net Unfunded Credit Commitments table in the Consolidated Balance Sheet Review section of this Report.
(b)	Amounts reported primarily represent low income housing projects.
(c)	Aggregate assets and aggregate liabilities represent approximate balances due to limited availability of financial information associated with the acquired National City partnerships that we did not sponsor.

Market Street

Market Street Funding LLC (Market Street) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2008 and the first quarter of 2009, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $4.1 billion at March 31, 2009 and $4.4 billion at December 31, 2008. The weighted average maturity of the commercial paper was 27 days at March 31, 2009 compared with 24 days at December 31, 2008.

Effective October 28, 2008, Market Street was approved to participate in the Federal Reserve’s CPFF authorized under Section 13(3) of the Federal Reserve Act. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expires on October 30, 2009. As of March 31, 2009, Market Street did not have any outstandings in the CPFF.

During the first quarter of 2009, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $8 million with an average of $5 million. This compares with a maximum daily position of $75 million with an average of $12 million for the year ended December 31, 2008. PNC Capital Markets owned $8 million of Market Street commercial paper at March 31, 2009 and none at December 31, 2008. PNC Bank, N.A. made no purchases of Market Street commercial paper during the first quarter of 2009.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities for the first quarters of 2009 and 2008 were insignificant.

The commercial paper obligations at March 31, 2009 and December 31, 2008 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $6.1 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement, such as by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $1.0 billion of the liquidity facilities if the underlying assets are in default. See Note 18 Commitments And Guarantees included in the Notes To Consolidated Financial Statements of this Report for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013.

Market Street has entered into a Subordinated Note Purchase Agreement (Note) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.0 million as of March 31, 2009. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

Assets of Market Street Funding LLC (a)

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
March 31, 2009
Trade receivables	$1,491	$3,389	2.21
Automobile financing	904	937	3.58
Collateralized loan obligations	280	305	1.22
Credit cards	300	300.44
Residential mortgage	14	14	26.75
Other	1,151	1,315	1.87
Cash and miscellaneous receivables	478
Total	$4,618	$6,260	2.27
December 31, 2008
Trade receivables	$1,516	$3,370	2.34
Automobile financing	992	992	3.94
Collateralized loan obligations	306	405	1.58
Credit cards	400	400.19
Residential mortgage	14	14	27.00
Other	1,168	1,325	1.76
Cash and miscellaneous receivables	520
Total	$4,916	$6,506	2.34
(a)	Market Street did not recognize an asset impairment charge or experience any material rating downgrades during 2008 or the first quarter of 2009.

Market Street Commitments by Credit Rating (a)

	March 31, 2009	December 31, 2008
AAA/Aaa	22%	19%
AA/Aa	10	6
A/A	62	72
BBB/Baa	6	3
Total	100%	100%
(a)	The majority of our facilities are not explicitly rated by the rating agencies. All facilities are structured to meet rating agency standards for applicable rating levels.

We evaluated the design of Market Street, its capital structure, the Note, and relationships among the variable interest holders under the provisions of FASB Interpretation No. 46, (Revised 2003) “Consolidation of Variable Interest Entities” (FIN 46R). Based on this analysis, we are not the primary beneficiary as defined by FIN 46R and therefore the assets and liabilities of Market Street are not reflected in our Consolidated Balance Sheet.

We would consider changes to the variable interest holders (such as new expected loss note investors and changes to program-level credit enhancement providers), terms of expected loss notes, and new types of risks related to Market Street as reconsideration events. We review the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred.

Based on current accounting guidance, we are not required to consolidate Market Street into our consolidated financial statements. However, if PNC would be determined to be the primary beneficiary under FIN 46R, we would consolidate the commercial paper conduit at that time. Based on current accounting guidance, to the extent that the par value of the assets in Market Street exceeded the fair value of the assets upon consolidation, the difference would be recognized by PNC as a loss in our Consolidated Income Statement in that period. Based on the fair value of the assets held by Market Street at March 31, 2009, this loss would not be material. In addition, the consolidation of Market Street would have minimal to no impact on our risk-weighted assets, risk-based capital ratios or debt covenants.

Credit Risk Transfer Transaction

PNC’s subsidiary, National City Bank (NCB), sponsored a special purpose entity (SPE) trust and concurrently entered into a credit risk transfer agreement with an independent third-party to mitigate credit losses on a pool of nonconforming mortgage loans originated by its former First Franklin business unit. The SPE was formed with a small contribution from NCB and was structured as a bankruptcy-remote entity so that its creditors have no recourse to NCB. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued to NCB asset-backed securities in the form of senior, mezzanine, and subordinated equity notes. NCB has incurred credit losses equal to the subordinated equity notes and currently holds the right to put certain tranches of the mezzanine notes to the independent third-party at par. NCB holds the senior notes and will be responsible for credit losses in excess of the mezzanine securities.

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. NCB was determined to be the primary beneficiary of the SPE as it would absorb the majority of the expected losses of the SPE through its holding of certain of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity associated with the note tranches held by NCB are intercompany balances and are eliminated in consolidation. Nonconforming mortgage loans, including foreclosed properties, pledged as collateral to the SPE remain on the balance sheet and totaled $661 million at March 31, 2009.

At March 31, 2009, the carrying value of the mezzanine notes held by NCB was $153 million. During the first quarter of 2009, cumulative credit losses in the mortgage loan pool surpassed the principal balance of subordinated equity notes, giving NCB the right to put the first mezzanine note to the third party in accordance with the credit risk transfer agreement. As a result, NCB exercised its put option and received $16 million for this mezzanine note. In April 2009, NCB entered into negotiations with the third party to terminate a portion of each party’s rights and obligations under the credit risk transfer agreement. In exchange for a $105 million payment received from the third party, NCB agreed to terminate its contractual right to put the two senior mezzanine note tranches to the third party. A pretax gain of $8 million was recognized in connection with this transaction.

Management assessed what impact the reconsideration events above would have on determining whether NCB would remain the primary beneficiary of the SPE. Management concluded that NCB would remain the primary beneficiary and accordingly should continue to consolidate the SPE.

Perpetual Trust Securities

We issue certain hybrid capital vehicles that qualify as capital for regulatory and rating agency purposes.

In February 2008, PNC Preferred Funding LLC (the LLC), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (Trust III) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the LLC Preferred Securities). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the Trust II Securities) of PNC Preferred Funding Trust II (Trust II) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the Trust I Securities) of PNC Preferred Funding Trust I (Trust I) in which Trust I acquired $500 million of LLC Preferred Securities.

Each Trust III Security is automatically exchangeable into a share of Series J Non-Cumulative Perpetual Preferred Stock of PNC, each Trust II Security is automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC (Series I Preferred Stock), and each Trust I Security is automatically exchangeable into a share of Series F Non-Cumulative Perpetual Preferred Stock of PNC Bank, N.A. (PNC Bank Preferred Stock), in each case under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

Our 2008 Form 10-K includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital covenants.

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

PNC Capital Trust E Trust Preferred Securities

In February 2008, PNC Capital Trust E issued $450 million of 7.75% Trust Preferred Securities due March 15, 2068 (the Trust E Securities). PNC Capital Trust E’s only assets are $450 million of 7.75% Junior Subordinated Notes due March 15, 2068 and issued by PNC (the JSNs). The Trust E Securities are fully and unconditionally guaranteed by PNC.

We may, at our option, redeem the JSNs at 100% of their principal amount on or after March 15, 2013.

In connection with the closing of the Trust E Securities sale, we agreed that, if we have given notice of our election to defer interest payments on the JSNs or a related deferral period is continuing, then PNC would be subject during such period to restrictions on dividends and other provisions protecting the status of the JSN debenture holder similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described above. PNC Capital Trusts C and D have similar protective provisions with respect to $500 million in principal amount of junior subordinated debentures. Also, in connection with the closing of the Trust E Securities sale, we entered into a replacement capital covenant as described more fully in our 2008 Form 10-K.

Acquired Entity Trust Preferred Securities

As a result of the National City acquisition, we assumed obligations with respect to $2.4 billion in principal amount of junior subordinated debentures issued by the acquired entity. Under the terms of these debentures and $158 million in principal amount of similar debentures assumed as a result of prior acquisitions, if there is an event of default under the debentures or PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts or there is a default under PNC’s guarantee of such payment obligations, PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described above.

As more fully described in our 2008 Form 10-K, we are subject to replacement capital covenants with respect to four tranches of junior subordinated debentures inherited from National City as well as a replacement capital covenant with respect to our Series L Preferred Stock.

FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION

SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. See Note 8 Fair Value in the Notes To Consolidated Financial Statements under Part 1, Item 1 of this Report for further information. FSP FAS 157-4 was issued in April 2009 and provides additional guidance for estimating fair values when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. As permitted, PNC adopted this guidance effective January 1, 2009.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below. As prescribed by SFAS 157, the assets and liabilities acquired from National City on December 31, 2008 are excluded from our SFAS 157 and SFAS 159 disclosures as of that date, but are included as of and for the three months ended March 31, 2009.

At March 31, 2009, assets recorded at fair value represented 20% of total assets and fair value liabilities represented 2% of total liabilities compared with 13% of total assets and 2% of total liabilities as of December 31, 2008.

Fair Value Measurements – Summary

	March 31, 2009				December 31, 2008 (j)
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$2,758	$25,453	$14,429	$42,640	$347	$21,633	$4,837	$26,817
Financial derivatives (a)	6	6,845	175	7,026	16	5,582	125	5,723
Trading securities (b)	174	801	112	1,087	89	529	73	691
Commercial mortgage loans held for sale (c)			1,245	1,245			1,400	1,400
Residential mortgage loans held for sale (c)		2,226		2,226
Loans (d)		53		53
Customer resale agreements (e)		1,064		1,064		1,072		1,072
Equity investments			1,135	1,135			571	571
Residential mortgage servicing rights (f)			1,052	1,052			6	6
Other assets (g)		155	310	465		144		144
Total assets	$2,938	$36,597	$18,458	$57,993	$452	$28,960	$7,012	$36,424
Liabilities
Financial derivatives (h)	$1	$5,020	$101	$5,122	$2	$4,387	$22	$4,411
Trading securities sold short (i)	349	45		394	182	207		389
Other liabilities		21		21		9		9
Total liabilities	$350	$5,086	$101	$5,537	$184	$4,603	$22	$4,809
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in trading securities on the Consolidated Balance Sheet. Fair value includes net unrealized gains of $8.7 million at March 31, 2009 compared with net unrealized losses of $27.5 million at December 31, 2008.
(c)	Included in loans held for sale on the Consolidated Balance Sheet. PNC elected the fair value option under SFAS 159 for certain commercial and residential mortgage loans held for sale.
(d)	Included in loans on the Consolidated Balance Sheet. PNC elected the fair value option under SFAS 159 for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(e)	Included in federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC elected the fair value option under SFAS 159 for this item.
(f)	Included in other intangible assets on the Consolidated Balance Sheet.
(g)	Includes BlackRock Preferred Series C Stock.
(h)	Included in other liabilities on the Consolidated Balance Sheet.
(i)	Included in other borrowed funds on the Consolidated Balance Sheet. These are all debt securities.
(j)	Excludes assets and liabilities associated with National City.

Valuation Hierarchy

The following is an outline of the valuation methodologies used for measuring fair value under SFAS 157 for the major items above. SFAS 157 focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants and establishes a reporting hierarchy to maximize the use of observable inputs. The fair value hierarchy (i.e., Level 1, Level 2, and Level 3) is described in detail in Note 8 Fair Value in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report.

We characterize active markets as those where transaction volumes are sufficient to provide objective pricing information, with reasonably narrow bid/ask spreads and where dealer quotes received do not vary widely and are based on current information. Inactive markets are typically characterized by low transaction volumes, price quotations which vary substantially among market participants or are not based on current information, wide bid/ask spreads, a significant increase in implied liquidity risk premiums, yields, or performance indicators for observed transactions or quoted prices compared to historical periods, a significant decline or absence of a market for new issuance, or any combination of the above factors. We also consider nonperformance risks including credit risk as part of our valuation methodology for all assets and liabilities measured at fair value. Any models used to determine fair values or to validate dealer quotes based on the descriptions below are subject to review and independent testing as part of our model validation and internal control testing processes. Our Model Validation Committee tests significant models on at least an annual basis. In addition, we have teams, independent of the traders, verify marks and assumptions used for valuations at each period end.

Securities

Securities include both the available for sale and trading portfolios. We use prices sourced from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately 60% of our positions are valued using prices obtained from pricing services provided by the Barclay’s Capital Index, formerly known as the Lehman Index, and Interactive Data Corp. (IDC) and for approximately 30% more of our positions, we use prices obtained from the pricing services as an input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix priced for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include identifying a proxy security, market transaction or index along with, in certain instances, using a discounted cash flow approach. The proxy selected generally has similar credit, tenor, duration, pricing and structuring attributes to the PNC position. The price, market spread, or yield on the proxy is then used to calculate an indicative market price for the security. Depending on the nature of the PNC position and its attributes relative to the proxy, management may make additional adjustments to account for market conditions, liquidity, and nonperformance risk, based on various inputs including recent trades of similar securities, single dealer quotes, and/or other observable and unobservable inputs. For certain security types, primarily non-agency residential and commercial mortgage-backed securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty, that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. Management has applied this approach to an increasing number of positions over the past several quarters as the level of market activity for these assets has significantly decreased. For purposes of determining fair value at March 31, 2009, the relevant pricing information was the predominant input.

	March 31, 2009 (a)
	Agency	Non-Agency
Dollars in millions	Residential Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Other Asset- Backed Securities
Fair Value – Available for Sale	$23,427	$9,281	$3,428	$1,489
Fair Value – Trading	214	9	17
Total Fair Value	$23,641	$9,290	$3,445	$1,489
% of Fair Value:
By Vintage
2009	5%
2008	39%			2%
2007	15%	16%	10%	16%
2006	14%	22%	30%	31%
2005 and earlier	22%	62%	60%	50%
Not available	5%			1%
Total	100%	100%	100%	100%
By Credit rating
Agency	100%
AAA		58%	98%	37%
AA		5%	1%	4%
A		4%		3%
BBB		7%		9%
BB		7%		16%
B		11%		7%
Lower than B		8%		20%
No rating			1%	4%
Total	100%	100%	100%	100%
By FICO Score
≥720		70%		7%
<720 or ≥660		26%		49%
<660				7%
No FICO score	N/A	4%	N/A	37%
Total		100%		100%

	December 31, 2008 (a)
	Agency	Non-Agency
Dollars in millions	Residential Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Other Asset- Backed Securities
Fair Value – Available for Sale	$12,544	$7,420	$3,391	$1,492
Fair Value – Trading	198		28
Total Fair Value	$12,742	$7,420	$3,419	$1,492
% of Fair Value:
By Vintage
2008	36%	1%
2007	24%	15%	10%	15%
2006	23%	23%	31%	30%
2005	5%	35%	12%	31%
2004 and earlier	12%	26%	47%	24%
Total	100%	100%	100%	100%
By Credit rating
Agency	100%	1%
AAA		82%	98%	71%
AA		4%	1%	7%
A		5%		2%
BBB		2%		8%
BB		3%		6%
B		1%		2%
Lower than B		2%		4%
No rating			1%
Total	100%	100%	100%	100%
By FICO Score
>720		68%		13%
<720 or >660		30%		47%
<660				1%
No FICO score	N/A	2%	N/A	39%
Total		100%		100%
(a)	As prescribed by SFAS 157, the assets and liabilities acquired from National City on December 31, 2008 are excluded from our SFAS 157 and SFAS 159 disclosures as of that date, but are included as of and for the three months ended March 31, 2009.

The following table provides additional information on fair values and net unrealized losses for certain of our available for sale securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report includes further discussion of our process for assessing OTTI and the results of the most recent assessment.

	March 31, 2009
	Available for Sale Non-Agency
In millions	Residential Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Other Asset- Backed Securities	Other Asset- Backed Securities
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
By Credit Rating
AAA	$5,406	($1,388)	$552	($85)
Other Investment Grade	1,442	(559)	239	(48)
Total Investment Grade	6,848	(1,947)	791	(133)
BB	692	(365)	235	(145)
B	974	(749)	101	(57)
Lower than B	764	(558)	303	(160)
No Rating	3		59	(21)
Total Sub-Investment Grade	2,433	(1,672)	698	(383)
Total	$9,281	($3,619)	$1,489	($516)
Remaining Fair Value of Securities Rated Sub-Investment Grade:
OTTI has been recognized	$727		$175
No OTTI recognized to date	1,706		523
	$2,433		$698

Residential Mortgage-Backed Securities

At March 31, 2009, our residential mortgage-backed securities portfolio was comprised of $23.6 billion fair value of US government agency-backed securities compared with $12.7 billion fair value at December 31, 2008 and $9.3 billion fair value of private-issuer securities compared with $7.4 billion fair value at December 31, 2008. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The private-issuer securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the private-issuer securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the securities are senior tranches in the subordination structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts. At March 31, 2009, $2.4 billion, or 26%, of private-issuer securities were rated below “BBB” by at least one national rating agency or not rated. At December 31, 2008, $419 million, or 6%, of private-issuer securities were rated below “BBB” by at least one national rating agency or not rated.

For 39 non-agency residential mortgage-backed securities, we recorded OTTI charges of $118 million in the first quarter of 2009. Seven of these securities, with remaining fair value of $117 million, were rated investment grade (three AAA, three AA, and one BBB). Of the remaining securities for which we recorded OTTI, two were rated BB-equivalent (remaining fair value of $19 million), seven were rated B-equivalent (remaining fair value of $101 million), and 23 were rated lower than B-equivalent (remaining fair value $417 million). Prior to the first quarter of 2009, we recorded OTTI charges for eight securities. At March 31, 2009, one of these securities was rated B-equivalent (remaining fair value of $35 million) and seven of these securities were rated lower than B-equivalent (remaining fair value $155 million).

For the sub-investment grade securities for which we have not recorded an OTTI through March 31, 2009, the remaining fair value was $1.7 billion. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Refer to Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report for a further discussion of our process for assessing OTTI and the results of the most recent assessment.

Commercial Mortgage-Backed Securities

The commercial mortgage-backed securities portfolio was $3.4 billion fair value at March 31, 2009 and December 31, 2008 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

At March 31, 2009 $15 million, or 1%, of the commercial mortgage-backed securities were not rated. At December 31, 2008, $18 million, or 1%, of the commercial mortgage-backed securities were not rated.

For three commercial mortgage-backed securities, we recorded OTTI charges of $5 million in the first quarter of 2009. All of these securities were rated B-equivalent or lower. The remaining fair value of these securities approximates zero. We recorded no OTTI charges prior to the first quarter of 2009 for commercial mortgage-backed securities.

Other Asset-Backed Securities

The asset-backed securities portfolio was $1.5 billion fair value at March 31, 2009 and December 31, 2008, and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including second-lien residential mortgage loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the subordination structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

At March 31, 2009, $698 million, or 47%, of the asset-backed securities were rated below “BBB” by at least one national rating agency or not rated. At December 31, 2008, $184 million, or 12%, of the asset-backed securities were rated below “BBB” by at least one national rating agency or not rated.

For four asset-backed securities collateralized by residential mortgage loans, we recorded OTTI charges of $18 million in the first quarter of 2009. Three of these securities, with a remaining fair value of $69 million, were rated lower than B-equivalent and one, with a remaining fair value of $22 million, was rated A-equivalent. Prior to the first quarter of 2009, we recorded OTTI charges for seven securities. The remaining fair value of these securities, substantially all of which are currently rated lower than B-equivalent, totaled $106 million.

For the sub-investment grade securities for which we have not recorded an OTTI charge through March 31, 2009, the remaining fair value was $523 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Refer to Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report for a further discussion of our process for assessing OTTI and the results of the most recent assessment.

Financial Derivatives

Exchange-traded derivatives are valued using quoted market prices and are classified as Level 1. However, the majority of derivatives that we enter into are executed over-the-counter and are valued using internal techniques. Readily observable market inputs to these models can be validated to external sources, including industry pricing services, or corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data. Certain derivatives, such as total rate of return swaps, are corroborated to the CMBX index. These derivatives are classified as Level 2. Derivatives priced using significant management judgment or assumptions are classified as Level 3. The fair values of our derivatives are adjusted for nonperformance risk including credit risk as appropriate. Our nonperformance risk adjustment is computed using new loan pricing and considers externally available bond spreads, in conjunction with internal historical recovery observations. The credit risk adjustment is not currently material to the overall derivatives valuation.

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans held for sale at fair value under SFAS 159. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. It also eliminates the requirements of hedge accounting under SFAS 133. At origination, these loans were intended for securitization. As such, a synthetic securitization methodology was used historically to value the loans and the related unfunded commitments on an aggregate basis based upon current commercial mortgage-backed securities (CMBS) market structures and conditions. Due to inactivity in the CMBS securitization market in 2008 and 2009, we now determine the fair value of commercial mortgage loans held for sale under SFAS 159 by using a whole loan methodology. Fair value is determined using assumptions that management believes a market participant would use in pricing the loans. When available, valuation assumptions included observable inputs based on whole loan sales in the quarter. Adjustments are made to these assumptions to account when uncertainties exist, including market conditions, and liquidity. Based on the significance of unobservable inputs, we classified this portfolio as Level 3.

Customer Resale Agreements

We account for structured resale agreements at fair value, which are economically hedged using free-standing financial derivatives. The fair value for structured resale agreements is determined using a model which includes observable market data as inputs such as interest rates. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market-related data.

BlackRock Series C Preferred Stock

Effective February 27, 2009, we elected to account for the approximately 2.9 million shares of the BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. The Series C Preferred Stock will economically hedge the BlackRock LTIP liability that is accounted for as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Due to the significance of unobservable inputs, this security is classified as Level 3.

Residential Mortgage Loans Held for Sale

We account for residential mortgage loans originated for sale at fair value on a recurring basis under SFAS 159. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2.

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

Residential mortgage servicing rights

Residential mortgage servicing rights (MSRs) are carried at fair value on a recurring basis. These residential MSRs do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the precise terms and conditions typically would not be available. Accordingly, management determines the fair value of its residential MSRs using a discounted cash flow model incorporating assumptions about loan prepayment rates, discount rates, servicing costs, and other economic factors. Management compares its fair value estimates to third-party valuations on a quarterly basis to assess the reasonableness of the fair values calculated by its internal valuation models. Due to the nature of the valuation inputs, residential MSRs are classified as Level 3.

Level 3 Assets and Liabilities

Under SFAS 157, financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. At March 31, 2009, Level 3 fair value assets of $18.5 billion represented 32% of total assets at fair value and 6% of total assets. At December 31, 2008, Level 3 fair value assets of $7.0 billion represented 19% of total assets at fair value and 2% of total assets. Level 3 fair value liabilities of $101 million at March 31, 2009 represented 2% of total liabilities at fair value and less than 1% of total liabilities at that date. Level 3 fair value liabilities of $22 million at December 31, 2008 represented less than 1% of total liabilities at fair value and less than 1% of total liabilities at that date.

During the first quarter of 2009, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $8.2 billion. These primarily related to non-agency residential and commercial mortgaged-backed securities where management determined that the volume and level of activity for these assets had significantly decreased. The lack of relevant market activity for these securities resulted in management modifying its valuation methodology for the instruments transferred in the first quarter of 2009. Other Level 3 assets include commercial mortgage loans held for sale, certain equity securities, private equity investments, residential mortgage servicing rights and other assets. Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital. However, reductions in the credit ratings of these securities would have an impact on the determination of risk-weighted assets which could reduce our regulatory capital ratios. In addition, the amount representing the credit-related portion of other-than-temporary impairments on available for sale securities would reduce our regulatory capital ratios.

Total securities measured at fair value at March 31, 2009 and December 31, 2008 included securities available for sale and trading securities consisting primarily of residential and commercial mortgage-backed securities and other asset-backed securities. Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital. However, reductions in the credit ratings of these securities would have an impact on the determination of risk-weighted assets which could reduce our regulatory capital ratios. In addition, other-than-temporary impairments on available for sale securities would reduce our regulatory capital ratios.

BUSINESS SEGMENTS REVIEW

In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the acquisition of National City. As a result, we now have seven reportable business segments which include:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Global Investment Servicing
•	Distressed Assets Portfolio

Business segment results for the first quarter of 2008 have been reclassified to present prior periods on the same basis.

Business segment results, including inter-segment revenues, and a description of each business are included in Note 19 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report. Certain revenue and expense amounts included in this Financial Review differ from the amounts shown in Note 19 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis and income statement classification differences related to Global Investment Servicing.

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

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, earnings and gains or losses related to Hilliard Lyons for the first quarter of 2008, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Period-end Employees

	March 31 2009 (a)	Dec. 31 2008 (a)	March 31 2008
Full-time employees
Retail Banking	22,415	9,304	8,867
Corporate & Institutional Banking	4,479	2,294	2,218
PNC Asset Management Group	3,216	1,849	1,777
Residential Mortgage Banking	3,819
Global Investment Servicing	4,732	4,934	4,865
Distressed Assets Portfolio	124
Other
Operations & Technology	9,243	4,491	4,394
Staff Services and other	3,830	2,441	2,371
Total Other	13,073	6,932	6,765
Total full-time employees	51,858	25,313	24,492
Retail Banking part-time employees	5,376	2,347	2,304
Other part-time employees	1,561	561	539
Total part-time employees	6,937	2,908	2,843
Total National City legacy employees (a)		31,374
Total	58,795	59,595	27,335
(a)	National City’s legacy employees are included in the aggregate at December 31, 2008 but are included in the individual business segments as appropriate at March 31, 2009.

Employee data as reported by each business segment in the table above reflects staff directly employed by the respective businesses and excludes operations, technology and staff services employees reported in the Other segment. Global Investment Servicing employees are stated on a legal entity basis.

Results Of Businesses – Summary

(Unaudited)

	Earnings		Revenue		Average Assets (a)
Three months ended March 31 – in millions	2009	2008	2009	2008	2009	2008
Retail Banking (b)	$56	$137	$1,445	$741	$66,358	$32,604
Corporate & Institutional Banking	374	25	1,314	315	93,048	45,020
Asset Management Group	38	37	255	145	7,405	2,795
Residential Mortgage Banking	226		527		7,208
BlackRock	23	60	26	81	4,295	4,357
Global Investment Servicing (c)	10	30	190	228	2,479	2,699
Distressed Assets Portfolio	23		377		23,019
Total business segments	750	289	4,134	1,510	203,812	87,475
Other (b) (d) (e)	(220)	95	(263)	311	77,040	53,080
Total consolidated	$530	$384	$3,871	$1,821	$280,852	$140,555
(a)	Period-end balances for BlackRock and Global Investment Servicing.
(b)	Amounts for 2008 reflect the reclassification of the results of Hilliard Lyons, which we sold on March 31, 2008, and the related gain on sale, from Retail Banking to “Other.”
(c)	Global Investment Servicing revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs.
(d)	For our segment reporting presentation in this Financial Review, “Other” for the first three months of 2009 includes $52 million of pretax integration costs primarily related to National City while “Other” for the first three months of 2008 includes $14 million of pretax integration costs attributable to other acquisitions.
(e)	“Other” average assets include securities available for sale associated with asset and liability management activities.

RETAIL BANKING

(Unaudited)

Three months ended March 31 Dollars in millions	2009 (a)	2008
INCOME STATEMENT
Net interest income	$928	$405
Noninterest income
Service charges on deposits	219	79
Brokerage	61	35
Consumer services	208	99
Other	29	123
Total noninterest income	517	336
Total revenue	1,445	741
Provision for credit losses	303	94
Noninterest expense	1,063	422
Pretax earnings	79	225
Income taxes	23	88
Earnings	$56	$137
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$27,631	$13,056
Indirect	4,119	2,026
Education	4,882	844
Credit cards	2,113	239
Other consumer	1,858	446
Total consumer	40,603	16,611
Commercial and commercial real estate	12,923	5,349
Floor plan	1,510	1,017
Residential mortgage	2,252	2,132
Total loans	57,288	25,109
Goodwill and other intangible assets	5,807	4,894
Other assets	3,263	2,601
Total assets	$66,358	$32,604
Deposits
Noninterest-bearing demand	$15,819	$8,922
Interest-bearing demand	17,900	7,800
Money market	38,730	15,846
Total transaction deposits	72,449	32,568
Savings	6,461	2,593
Certificates of deposit	56,355	15,832
Total deposits	135,265	50,993
Other liabilities	1,651	410
Shareholder’s equity	8,415	3,213
Total funds	$145,331	$54,616
PERFORMANCE RATIOS
Return on average shareholder’s equity	3%	17%
Noninterest income to total revenue	36%	45%
Efficiency	74%	57%
OTHER INFORMATION (b)
Credit-related statistics:
Commercial nonperforming assets	$194	$94
Consumer nonperforming assets	86	37
Total nonperforming assets (c)	$280	$131
SOP 03-3 impaired loans	$1,322
Commercial net charge-offs	$83	$43
Consumer net charge-offs	124	22
Total net charge-offs	$207	$65
Commercial net charge-off ratio	2.33%	2.72%
Consumer net charge-off ratio	1.17%	.47%
Total net charge-off ratio	1.47%	1.04%
Other statistics:
ATMs	6,402	3,903
Branches (d)	2,585	1,089

At March 31 Dollars in millions, except as noted	2009 (a)	2008
OTHER INFORMATION (CONTINUED) (b)
Home equity portfolio credit statistics:
% of first lien positions (e)	35%	38%
Weighted average loan-to-value ratios (e)	74%	72%
Weighted average FICO scores (f)	727	724
Annualized net charge-off ratio	.34%	.34%
Loans 90 days past due	.65%	.45%
Checking-related statistics:
Retail Banking checking relationships (g)	5,134,000	2,274,000
Brokerage statistics:
Financial consultants (h)	658	387
Full service brokerage offices	43	24
Brokerage account assets (billions)	$26	$18
Managed credit card loans:
Loans held in portfolio	$2,104	$239
Loans securitized	1,824
Total managed credit card loans	$3,928	$239
Net charge-offs:
Securitized credit card loans	$31
Managed credit card loans	$79	$2
Net charge-offs as a % of average loans (annualized):
Securitized credit card loans	6.89%
Managed credit card loans	8.15%	3.37%
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Presented as of March 31 except for net charge-offs and annualized net charge-off ratios, which are for the three months ended.
(c)	Includes nonperforming loans of $264 million at March 31, 2009 and $118 million at March 31, 2008.
(d)	Excludes certain satellite branches that provide limited products and/or services.
(e)	Includes loans from acquired portfolios for which lien position and loan-to-value information was limited.
(f)	Represents the most recent FICO scores we have on file.
(g)	Amounts as of March 31, 2009 include the impact of National City prior to application system conversions. These amounts may be refined subsequent to system conversions.
(h)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.

Retail Banking’s earnings were $56 million for the first quarter of 2009 compared with $137 million for the same period in 2008. The first quarter of 2009 includes revenues and expenses associated with business acquired with National City. These results were challenged in this environment by ongoing credit deterioration, a lower value assigned to our deposits, reduced consumer spending and increased FDIC insurance costs. Retail Banking continues to maintain its focus on customer growth, employee and customer satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Highlights of Retail Banking’s performance during the first quarter of 2009 include the following:

•

The acquisition of National City added approximately $29 billion of loans and $81 billion of deposits to Retail Banking for the quarter. Other salient points related to this acquisition include the following:

•	Added over 1,400 branches, including 61 branches that will be divested in the third quarter of 2009,
•	Expanded our ATMs by over 2,100 locations,
•

Established or significantly increased our branch presence in Ohio, Kentucky, Indiana, Illinois, Pennsylvania, Michigan, Wisconsin, Missouri and Florida – giving PNC one of the largest branch distribution networks among banks in the country,

•	Expanded our customer base with the addition of approximately 2.7 million checking relationships, and
•	Added $12 billion in brokerage account assets.
•

Retail Banking expanded the number of customers it serves and grew checking relationships. Excluding relationships added from acquisitions since the first quarter of 2008, net new consumer and business checking relationships for legacy PNC grew by 18,000 during the first quarter of 2009 compared with 9,000 a year earlier.

•

We continued to invest in the branch network, albeit at a slower pace than in prior years given the current economic conditions. We are optimizing our network by opening new branches in high growth areas, relocating branches to areas of higher market opportunity, and consolidating branches in areas of declining opportunity. We opened 7 traditional branches during the first quarter. We also opened 14 in-store branches and added 170 ATM machines. To continue to optimize our network, we also consolidated 16 branches in this quarter.

The in-store branches and the ATMs were primarily opened under our previously reported exclusive banking services agreement with Giant Food LLC supermarkets. We plan to open approximately 25 additional locations for the remainder of 2009 in connection with our Giant Food LLC arrangement.

Total revenue for the first quarter of 2009 was $1.445 billion compared with $741 million for the same quarter in 2008. Net interest income of $928 million increased $523 million compared with 2008. The increase in net interest income was driven by the National City acquisition and partially offset by declines in legacy net interest income as a result of the negative impact of a lower value assigned to deposits in this low rate environment.

Noninterest income for the first quarter of 2009 was $517 million, an increase of $181 million over the prior year first quarter. The National City acquisition was the major factor for the increase, partially offset in the comparison by a $95 million gain from the redemption of Visa common shares in the first quarter of 2008. In addition, core growth in consumer related fees has been negatively impacted by current economic conditions and a decline in consumer spending.

The Market Risk Management – Equity and Other Investment Risk section of this Financial Review includes further information regarding Visa.

The provision for credit losses for the first three months of 2009 was $303 million compared with $94 million in the first three months of 2008. Net charge-offs were $207 million for the first quarter of 2009 and $65 million in the same period of 2008. The increases in provision and net charge-offs were primarily a result of a loan portfolio that has increased 128%, including a significantly larger credit card portfolio, and the continued credit deterioration in both the commercial and consumer loan portfolios.

Given the current environment and the acquisition of National City, we believe the provision and nonperforming assets in 2009 will continue to exceed comparable 2008 levels.

Noninterest expense for the first quarter of 2009 totaled $1.063 billion, an increase of $641 million over the same period in 2008. Increases were attributable to the impact of acquisitions, continued investments in the business, and increased FDIC insurance costs.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Furthermore, core checking accounts are critical to our strategy of expanding our payments business. In the first quarter of 2009, average total deposits increased $84.3 billion compared with the same period in 2008.

•

Average money market deposits increased $22.9 billion over the first quarter of 2008. This increase was primarily due to the National City acquisition and core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•

In the first quarter of 2009, average certificates of deposit increased $40.5 billion. The increase was due to the National City acquisition, which was partially offset by a decrease in legacy certificates of deposits. The legacy decline is a result of a focus on relationship customers rather than pursuing higher-rate single service customers. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers.

•	Average demand deposits increased $17.0 billion over the first quarter of 2008. This increase was primarily driven by acquisitions and organic growth.

Currently, we are predominately focused on a relationship-based lending strategy that targets specific customer sectors (homeowners, students, small businesses and auto dealerships) while seeking a moderate risk profile for the loans that we originate.

In the first three months of 2009, average total loans were $57.3 billion, an increase of $32.2 billion over the same period in 2008.

•	Average commercial and commercial real estate loans grew $7.6 billion compared with the first quarter of 2008. The increase was primarily due to the National City acquisition.
•

Average home equity loans grew $14.6 billion over the first quarter of 2008. The majority of the increase is attributable to the National City acquisition. Our home equity loan portfolio is relationship based, with 95% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average education loans grew $4.0 billion compared with the first quarter of 2008. The increase was due to the National City acquisition and an increase in the core business which was a result of the transfer of approximately $1.8 billion of education loans previously held for sale to the loan portfolio during the first quarter of 2008.

•

Average credit card balances increased $1.9 billion over the prior year first quarter. This increase was primarily the result of the National City acquisition and also reflected legacy growth of 49% over the first quarter of 2008.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Three months ended March 31 Dollars in millions except as noted	2009 (a)	2008
INCOME STATEMENT
Net interest income	$1,040	$304
Noninterest income
Corporate service fees	219	133
Other	55	(122)
Noninterest income	274	11
Total revenue	1,314	315
Provision for credit losses	285	56
Noninterest expense	454	245
Pretax earnings	575	14
Income taxes	201	(11)
Earnings	$374	$25
AVERAGE BALANCE SHEET
Loans
Corporate (b)	$52,510	$20,315
Commercial real estate	15,593	5,138
Commercial – real estate related	4,267	2,845
Asset-based lending	7,025	4,974
Total loans (b)	79,395	33,272
Goodwill and other intangible assets	3,376	3,061
Loans held for sale	1,712	2,418
Other assets	8,565	6,269
Total assets	$93,048	$45,020
Deposits
Noninterest-bearing demand	$17,571	$8,165
Money market	8,118	5,459
Other	7,415	2,815
Total deposits	33,104	16,439
Other liabilities	11,263	5,599
Capital	6,169	2,911
Total funds	$50,536	$24,949

Three months ended March 31 Dollars in millions except as noted	2009 (a)	2008
PERFORMANCE RATIOS
Return on average capital	25%	3%
Noninterest income to total revenue	21	3
Efficiency	35	78
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$270	$243
Acquisitions/additions	5	5
Repayments/transfers	(6)	(4)
End of period	$269	$244
OTHER INFORMATION
Consolidated revenue from: (c)
Treasury Management	$275	$137
Capital Markets	$43	$76
Commercial mortgage loans held for sale (d)	$22	$(143)
Commercial mortgage loan servicing (e)	72	49
Total commercial mortgage banking activities	$94	$(94)
Total loans (f)	$77,485	$24,981
Total nonperforming assets (f)(g)	$1,812	$440
SOP 03-3 impaired loans (f)	$1,343
Net charge-offs	$169	$32
Net carrying amount of commercial mortgage servicing rights (f)	$874	$678
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes lease financing.
(c)	Represents consolidated PNC amounts.
(d)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income from loan servicing and ancillary services.
(f)	At March 31.
(g)	Includes nonperforming loans of $1.774 billion at March 31, 2009 and $421 million at March 31, 2008.

Corporate & Institutional Banking earned $374 million in the first quarter of 2009. The first quarter of 2009 includes revenues and expenses associated with business acquired with National City. Total revenue of $1.3 billion was strong given the current environment, driven primarily by net interest income. Noninterest expense was tightly managed, and earnings were impacted by the provision for credit losses, indicative of deteriorating credit quality occurring throughout the economy.

Corporate & Institutional Banking overview:

•	Net interest income for the first quarter of 2009 was $1.0 billion, or 79% of total revenue, driven by strong loan spreads.

•

Corporate service fees were $219 million in the first quarter of 2009. The major components of corporate service fees were treasury management, corporate finance fees and commercial mortgage servicing revenue. Treasury management fees continued to be a strong contributor to revenue.

•

Other noninterest income was $55 million for the first quarter of 2009 and primarily consisted of leasing revenues. Other noninterest income for the first quarter of 2008 included losses of $166 million on commercial mortgage loans held for sale, net of hedges.

•

Provision for credit losses was $285 million in the first quarter of 2009 reflecting general credit deterioration, particularly in real estate. Net charge-offs for the first quarter of 2009 were $169 million.

•	Growth in nonperforming assets was driven by continued weakness in our commercial real estate and corporate loan portfolios.
•	Given the current environment and the acquisition of National City, we believe the provision and nonperforming assets will continue to exceed comparable 2008 levels.
•	Noninterest expense of $454 million reflected tight expense discipline for the first quarter of 2009.
•

Average loans were $79 billion for the first quarter of 2009 and were comprised of 66% corporate loans, 25% commercial real estate and related loans, and 9% asset-based lending. During the first quarter of 2009, loan growth slowed across the customer base reflecting reduced originations, lower utilization levels and paydowns.

•

Average deposits were $33 billion for the first quarter, including 53% noninterest bearing demand and 25% money market. During the quarter PNC continued to experience deposit growth due to a flight to quality including the return of deposits from National City customers who had previously moved funds to other institutions.

•

The commercial mortgage servicing portfolio was $269 billion at March 31, 2009 and $270 billion at December 31, 2008. Servicing portfolio additions continued to be modest due to the declining volumes in the commercial mortgage securitization market and were offset by repayments/transfers.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on page 9.

ASSET MANAGEMENT GROUP

(Unaudited)

Three months ended March 31 Dollars in millions except as noted	2009 (a)	2008 (b)
INCOME STATEMENT
Net interest income	$100	$32
Noninterest income	155	113
Total revenue	255	145
Provision for credit losses	17	1
Noninterest expense	171	85
Pretax earnings	67	59
Income taxes	29	22
Earnings	$38	$37
AVERAGE BALANCE SHEET
Loans
Consumer	$3,852	$1,956
Commercial and commercial real estate	1,752	532
Residential mortgage	1,151	65
Total loans	6,755	2,553
Goodwill and other intangible assets	404	42
Other assets	246	200
Total assets	$7,405	$2,795
Deposits
Noninterest-bearing demand	$1,261	$851
Interest-bearing demand	1,543	688
Money market	3,327	1,453
Total transaction deposits	6,131	2,992
Certificates of deposit and other	1,292	468
Total deposits	7,423	3,460
Other liabilities	173	17
Capital	867	208
Total funds	$8,463	$3,685
PERFORMANCE RATIOS
Return on average capital	18%	72%
Noninterest income to total revenue	61	78
Efficiency	67	59
OTHER INFORMATION
Total nonperforming assets (c)	$68	$5
SOP 03-3 impaired loans (c)	$215
Total net charge-offs	$11	$1

ASSETS UNDER ADMINISTRATION (in billions) (c) (d)
Assets under management
Personal	$59	$46
Institutional	37	20
Total	$96	$66
Asset Type
Equity	$38	$36
Fixed Income	32	17
Liquidity/Other	26	13
Total	$96	$66
Nondiscretionary assets under administration
Personal	$26	$30
Institutional	94	80
Total	$120	$110
Asset Type
Equity	$41	$46
Fixed Income	25	26
Liquidity/Other	54	38
Total	$120	$110
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes the legacy PNC wealth management business previously included in Retail Banking.
(c)	As of March 31.
(d)	Excludes brokerage account assets.

Earnings from the Asset Management Group totaled $38 million in the first quarter of 2009 compared with $37 million in the prior year first quarter. The current period earnings reflects new business obtained from National City offset by lower noninterest income from legacy business and higher provision for credit losses stemming from the depressed equity markets and continued economic challenges.

First quarter results for the Asset Management Group were highlighted by the National City acquisition and reflect the following:

•	Increased assets under management,
•	Expanded number of wealth households in our footprint,
•	Increased number of distribution channels and cross-sell opportunities, and
•	Solid financial results in spite of the adverse economic conditions.

Assets under management of $96 billion at March 31, 2009 increased $30 billion compared with the balances at March 31, 2008. The increased assets under management is attributable to the National City acquisition but is somewhat mitigated by the declining equity market values. Nondiscretionary assets under administration of $120 billion at March 31, 2009 increased $10 billion compared with the balances at March 31, 2008.

Total revenue for the first three months of 2009 was $255 million, compared with $145 million for the first three months of 2008. Net interest income of $100 million reflected strong results from the loan portfolios. Noninterest income of $155 million increased $42 million, compared with the first quarter of 2008. This growth was attributed primarily to the National City acquisition but was somewhat mitigated by the decline in equity market values.

The provision for credit losses of $17 million increased from $1 million in the first quarter of 2008 reflecting the deteriorating economic environment and larger loan portfolios. Net charge-offs were $11 million for the first quarter of 2009 and $1 million for the first quarter of 2008. The increases in provision and net charge-offs were in the consumer and commercial portfolios, with the losses primarily concentrated in the acquired National City portfolio.

Noninterest expense of $171 million increased $86 million in the first quarter of 2009 compared with the same period of 2008. The increase is attributable to the National City acquisition and rising FDIC insurance costs. Despite these run rate increases, expenses remain well managed as we continued to implement continuous improvement initiatives and began to deliver the cost savings targets resulting from the acquisition.

Balance sheet activity for the first quarter of 2009 reflects both core and acquisition-related growth. Average loans of $6.8 billion increased $4.2 billion compared with 2008. Average total deposits of $7.4 billion increased $4.0 billion compared with the first quarter of 2008. Core deposit growth was driven by a shift in customer focus from riskier equity investments into deposit products given the current economic environment and the return of deposits from National City customers reflecting their confidence in the new combined company.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Three months ended March 31 Dollars in millions	2009
INCOME STATEMENT
Net interest income	$87
Noninterest income
Loan servicing revenue	261
Loan sales revenue	175
Other	4
Total noninterest income	440
Total revenue	527
Provision for (recoveries of) credit losses	(9)
Noninterest expense	173
Pretax earnings	363
Income taxes	137
Earnings	$226
AVERAGE BALANCE SHEET
Portfolio loans	$1,429
Loans held for sale	2,693
Mortgage servicing rights	1,164
Other assets	1,922
Total assets	$7,208
Deposits and other borrowings	$4,761
Other liabilities	1,566
Capital	1,492
Total funds	$7,819
PERFORMANCE RATIOS
Return on average capital	61%
Efficiency	33%
OTHER INFORMATION
Servicing portfolio for others (in billions) (a)	$168
Fixed rate	87%
Adjustable rate/balloon	13%
Weighted average interest rate	5.99%
MSR capitalized value (in billions)	$1.0
MSR capitalization value (in basis points)	62
Weighted average servicing fee (in basis points)	30
Net MSR hedging gains	$202
Loan origination volume (in billions)	$6.9
Percentage of originations represented by:
Agency and government programs	97%
Purchased volume	17%
SOP 03-3 impaired loans (a)	$474
(a)	As of March 31.

Residential Mortgage Banking earned $226 million for the first quarter of 2009 driven by strong loan origination activity and income from servicing rights. This business was formed in the first quarter of 2009 and consists primarily of activities acquired with National City.

Residential Mortgage Banking overview:

•	Total loan originations were $6.9 billion for the first quarter. The strong volume was consistent with industry trends and was primarily originated under agency (FNMA, FHLMC, FHA/VA) guidelines.
•

Residential mortgage loans serviced for others totaled $168 billion at March 31, 2009 compared to $173 billion at January 1, 2009. The decrease was due to payoffs exceeding new direct production during the quarter.

•

Noninterest income was $440 million in the first quarter of 2009 driven by mortgage servicing rights net hedging gains of $202 million and loan sale revenue of $175 million that resulted from strong loan origination refinance volume. It is unlikely that we will repeat the strong performance in residential mortgage fees that we saw in the first quarter of 2009, particularly the servicing rights hedging gains.

•	Net interest income was $87 million in the first quarter of 2009 resulting from residential mortgage loans held for sale associated with strong origination volumes during the quarter.
•	Noninterest expense of $173 million included the addition of personnel costs associated with strong origination volumes and increased focus on loan underwriting quality and loss mitigation activities.
•

Mortgage servicing rights for others are valued at 62 basis points, with a weighted average servicing fee of 30 basis points, which reflects the fair value of the servicing rights and is based on a number of assumptions including higher prepayment volume.

BLACKROCK

Our BlackRock business segment earned $23 million in the first three months of 2009 and $60 million in the first three months of 2008. These results reflect our approximately 31.5% share of BlackRock’s reported GAAP earnings for the first quarter of 2009 and our approximately 33% share of BlackRock’s reported GAAP earnings for the first quarter of 2008 and the additional income taxes on these earnings incurred by PNC.

PNC’s investment in BlackRock was $4.0 billion at March 31, 2009 and $4.2 billion at December 31, 2008. The book value per common share was $100.11 at March 31, 2009.

BLACKROCK LTIP AND EXCHANGE AGREEMENTS

PNC’s noninterest income for the first quarter of 2009 included a $103 million pretax gain primarily related to our BlackRock LTIP shares obligation. PNC’s noninterest income for the first quarter of 2008 included a pretax gain of $40 million related to our BlackRock LTIP shares adjustment.

As further described in our Current Report on Form 8-K filed December 30, 2008, PNC entered into an Exchange Agreement with BlackRock on December 26, 2008. The transactions that resulted from this agreement restructured PNC’s ownership of BlackRock equity without altering, to any meaningful extent, PNC’s economic interest in BlackRock. PNC continues to be subject to the limitations on its voting rights in its existing agreements with BlackRock. Also on December 26, 2008, BlackRock entered into an Exchange Agreement with Merrill Lynch in anticipation of the consummation of the merger of Bank of America Corporation and Merrill Lynch that occurred on January 1, 2009. The PNC and Merrill Lynch Exchange Agreements restructured PNC’s and Merrill Lynch’s respective ownership of BlackRock common and preferred equity.

The exchange contemplated by these agreements was completed on February 27, 2009. On that date, PNC’s obligation to deliver BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. PNC acquired the 2.9 million shares of Series C Preferred Stock from BlackRock in exchange for common shares on that same date. PNC will account for these preferred shares at fair value as permitted under SFAS 159, which will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock as we aligned the fair value marks on this asset and liability. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8 Fair Value of the Consolidated Financial Statements included in this Report.

PNC continues to account for its remaining investment in BlackRock under the equity method of accounting, with its share of BlackRock’s earnings reduced from approximately 33% to 31.5%, primarily due to the exchange of BlackRock common stock for BlackRock Series C Preferred Stock. The Series C Preferred Stock is not taken into consideration in determining PNC’s share of BlackRock earnings under the equity method. PNC’s percentage ownership of BlackRock common stock has increased from approximately 36.5% to 46.5%. The increase resulted from a substantial exchange of Merrill Lynch’s BlackRock common stock for BlackRock preferred stock. As a result of the BlackRock preferred stock held by Merrill Lynch and the new BlackRock preferred stock issued to Merrill Lynch and PNC under the Exchange Agreements, PNC’s share of BlackRock common stock has been, and will continue to be, higher than its overall share of BlackRock’s equity and earnings.

The transactions related to the Exchange Agreements do not affect our right to receive dividends declared by BlackRock.

GLOBAL INVESTMENT SERVICING

(Unaudited)

Three months ended March 31 Dollars in millions except as noted	2009	2008
INCOME STATEMENT
Servicing revenue	$205	$238
Operating expense	175	181
Operating income	30	57
Debt financing	5	11
Nonoperating income (a)	(10)	1
Pretax earnings	15	47
Income taxes	5	17
Earnings	$10	$30
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,297	$1,311
Other assets	1,182	1,388
Total assets	$2,479	$2,699
Debt financing	$825	$986
Other liabilities	959	1,070
Shareholder’s equity	695	643
Total funds	$2,479	$2,699
PERFORMANCE RATIOS
Return on average equity	6%	19%
Operating margin (b)	15	24
SERVICING STATISTICS (at March 31)
Accounting/administration net fund assets (in billions) (c)
Domestic	$645	$875
Offshore	67	125
Total	$712	$1,000
Asset type (in billions)
Money market	$345	$413
Equity	199	358
Fixed income	99	128
Other	69	101
Total	$712	$1,000
Custody fund assets (in billions)	$361	$476
Shareholder accounts (in millions)
Transfer agency	13	19
Subaccounting	62	57
Total	75	76
(a)	Net of nonoperating expense.
(b)	Total operating income divided by servicing revenue.
(c)	Includes alternative investment net assets serviced.

Global Investment Servicing earned $10 million for the first quarter of 2009 compared with $30 million for the same period of 2008. Results for 2009 were negatively impacted by continued declines in asset values and fund redemptions as a result of the deterioration of the financial markets and the establishment of a legal contingency reserve.

Highlights of Global Investment Servicing’s performance for the first quarter included:

•	Maintaining a positive operating margin in the face of market declines that approached 40% over the past year by proactively managing the cost structure
•	Launching additional capabilities within core processing businesses as well as innovative products resulting from the synergies created by the acquisition of Coates Analytics including:
•	Full service processing capabilities for indexed and actively managed exchange traded funds (ETFs) in the fund administration, custody and transfer agency areas
•

Intelligent Dashboard, a web based Coates Analytics product, to assist accounting and administration clients in fund oversight by organizing and storing essential data and documents from multiple sources to deliver fund critical metrics

•

Increasing subaccounting shareholder accounts by 5 million, or 9%, to 62 million, as existing clients continued to convert additional fund families to this platform. Global Investment Servicing remains a leading provider of subaccounting services and is well positioned to handle the industry trend to subaccount, which allows broker dealers the ability to hold many shareholder accounts within a single omnibus account on an asset manager’s books. This was evidenced by a recently signed deal with a nationally recognized financial services firm to provide both subaccounting and wealth management reporting afforded by the acquisition of Albridge Solutions.

Servicing revenue for 2009 totaled $205 million, a decrease of $33 million, or 14%, from first quarter 2008. This decrease resulted primarily from the lower equity markets, lower interest rate environment, high redemption activity, and account closures and consolidations which have impacted investment income and both asset based and account based fees.

Operating expense decreased by $6 million, or 3%, to $175 million, in the quarter to quarter comparison. Cost containment actions taken by the business beginning in the fourth quarter of 2008 in response to the market conditions, offset partially by investments in technology to support business growth, drove the lower expense level.

Debt financing costs were lower than prior year levels due to the much lower interest rate environment and principal payments of $161 million made during the prior twelve months.

Nonoperating income was impacted by the establishment of a legal contingency reserve.

Total assets serviced by Global Investment Servicing totaled $1.8 trillion at March 31, 2009 compared with $2.6 trillion and $2.0 trillion at March 31, 2008 and December 31, 2008, respectively. The decline in assets serviced was a direct result of global market declines.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Three months ended March 31 Dollars in millions, except as noted	2009
INCOME STATEMENT
Net interest income	$364
Noninterest income	13
Total revenue	377
Provision for credit losses	259
Noninterest expense	80
Pretax earnings	38
Income taxes	15
Earnings	$23
AVERAGE BALANCE SHEET
Commercial lending:
Commercial	$197
Commercial real estate	3,392
Equipment lease financing	858
Total commercial lending	4,447
Consumer lending:
Home equity	7,849
Residential real estate	11,012
Total consumer lending	18,861
Total portfolio loans	23,308
Other assets	(289)
Total assets	$23,019
Deposits	$45
Other liabilities	264
Capital	2,592
Total funds	$2,901
OTHER INFORMATION
Total nonperforming assets (a)	$933
SOP 03-3 impaired loans (a)	$8,499
Net charge-offs	$51
Net charge-offs as a percentage of portfolio loans (annualized)	.89%

LOANS (in billions) (a)
Brokered home equity	$7.1
Retail mortgages	6.4
Residential development	3.5
Non-prime mortgages	2.0
Construction	1.5
Completed construction	.9
Cross-border leases	.8
Total loans	$22.2
(a)	As of March 31.

This business segment was formed in the first quarter of 2009 and consists primarily of assets acquired with National City. The Distressed Assets Portfolio had earnings of $23 million for the first quarter of 2009. Earnings included net interest income of $364 million which was driven by accretion on impaired loans. The provision for credit losses was $259 million, which reflected further deterioration in credit quality during the quarter. Noninterest expense was $80 million for the quarter comprised primarily of costs associated with foreclosed assets and servicing costs.

Distressed Assets Portfolio overview:

•

The loan portfolio included residential real estate development loans, subprime residential mortgage loans, brokered home equity loans and certain other residential real estate loans and cross-border leases. The majority of the distressed loans were associated with acquisitions, including $20 billion related to National City at March 31, 2009.

•

Loans in this business segment require special servicing and management oversight given current market conditions. The business activities of this segment are primarily risk and asset management activities that are focused on maximizing value within a defined risk profile. Business intent drives the categorization of assets in this business segment. Not all impaired loans of PNC are included in this business segment, nor are 100% of the loans included in this business segment considered impaired.

•	As of March 31, 2009, $8.5 billion of loans were deemed impaired and nonperforming assets were $933 million.
•

Total loans were $22 billion at March 31, 2009 compared with $27 billion at January 1, 2009. The decline in loans during the first quarter was primarily due to net transfers to core portfolios and net paydowns.

The fair value marks that we took on a large portion of the assets in this business segment in the first quarter of 2009, along with our experienced team that is managing these assets, put us in a good position to evaluate government-supported programs and other opportunities to manage these assets. Because of our capital and liquidity positions, we have the flexibility to be patient, but would sell these assets if the terms or conditions were appropriate.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report and in Part II, Item 8 of our 2008 Form 10-K describe the most significant accounting policies that we use. Certain of these policies require us to make estimates and strategic or economic assumptions that may prove to be inaccurate or subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

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

We discuss the following critical accounting policies and judgments under this same heading in Item 7 of our 2008 Form 10-K:

•	Fair Value Measurements
•	Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters of Credit
•	Estimated Cash Flows on Impaired Loans
•	Goodwill
•	Lease Residuals
•	Revenue Recognition
•	Income Taxes

During the first quarter of 2009, we reassessed our critical accounting policies and judgments and added valuation of residential mortgage servicing rights (MSRs).

Residential Mortgage Servicing Rights – In conjunction with the acquisition of National City, PNC acquired servicing rights for residential real estate loans. We have elected to measure these mortgage servicing rights (MSRs) at fair value. MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors.

PNC employs a risk management strategy designed to protect the value of MSRs from changes in interest rates. MSR values are hedged with securities and a portfolio of derivatives, primarily interest-rate swaps, options, mortgage-backed forwards, and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the hedged MSR portfolio. The hedge relationships are actively managed in response to changing market conditions over the life of the MSR assets. Selecting appropriate financial instruments to hedge this risk requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be volatile in the short term, but over longer periods of time are expected to protect the economic value of the MSR portfolio.

The fair value of MSRs and significant inputs to the valuation model as of March 31, 2009 are shown in the table below. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the fair value. Management uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of National City’s managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

(Dollars in Millions)	March 31 2009
Fair value	$1,052
Weighted-average life (in years)	2.50
Weighted-average constant prepayment rate	30.82%
Spread over forward interest rate swap rates	651

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented below. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

(Dollars in Millions)	March 31 2009
Prepayment rate:
Decline in fair value from 10% adverse change	$85
Decline in fair value from 20% adverse change	$158
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$11
Decline in fair value from 20% adverse change	$22

Additional information regarding these policies is found elsewhere in this Financial Review and in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

In addition, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements regarding our adoption in the first quarter 2009 of the following:

•	SFAS 141(R), “Business Combinations”
•	SFAS 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”
•	SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”
•	SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60”
•	FSP FAS 115-2, FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
•	FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”
•	FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”
•	FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”
•	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are primarily invested in equity investments and fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy, which is described more fully in Note 15 Employee Benefit Plans in the Notes To Consolidated Financial Statements under Part II, Item 8 of our 2008 Form 10-K.

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

The discount rate and compensation increase assumptions do not significantly affect pension expense. However, the expected long-term return on assets assumption does significantly affect pension expense. The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. While this analysis gives appropriate consideration to recent asset performance and historical returns, the assumption represents a long-term prospective return. We review this assumption at each measurement date and adjust it if warranted. The expected long-term return on plan assets for determining net periodic pension cost for 2009 is 8.25%, unchanged from 2008. Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to change by up to $7 million as the impact is amortized into results of operations.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2009 estimated expense as a baseline.

Change in Assumption	Estimated Increase to 2009 Pension Expense (In millions)
.5% decrease in discount rate	(a	)
.5% decrease in expected long-term return on assets	$16
.5% increase in compensation rate	$2
(a)	De minimis.

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

RISK MANAGEMENT

We encounter risks as part of the normal course of our business and we design risk management processes to help manage these risks. The Risk Management section included in Item 7 of our 2008 Form 10-K provides a general overview of the risk measurement, control strategies and monitoring aspects of our corporate-level risk management processes. Additionally, our 2008 Form 10-K provides an analysis of the risk management processes for what we view as our primary areas of risk: credit, operational, liquidity and market, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process. The following updates our 2008 Form 10-K disclosures in the credit, liquidity, market, and financial derivatives areas.

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

Nonperforming, Past Due And Potential Problem Assets

Credit quality deterioration continued during the first quarter of 2009 as expected, reflecting further economic weakening and resulting in net additions to loan loss reserves.

Nonperforming assets increased $1.3 billion at March 31, 2009 compared with December 31, 2008. The increase resulted from recessionary conditions in the economy and reflected a $1.1 billion increase in commercial lending nonperforming assets and a $.2 billion increase in consumer lending nonperforming assets. The increase in nonperforming commercial loans was from service providers, manufacturing and real estate, including residential real estate development and commercial real estate exposure. The increase in nonperforming consumer loans was mainly due to residential mortgage loans. While nonperforming assets increased across all applicable business segments during the first quarter of 2009, the largest increases were $639 million in Corporate & Institutional Banking and $396 million in Distressed Assets Portfolio. Impaired loans, as defined under SOP 03-3, are excluded from nonperforming loans. Rather, these loans are deemed performing over their lives and, to the extent they become 90 days past due, would be included in the Accruing Loans Past Due 90 Days or More table. Any decrease in expected cash flows of SOP 03-3 impaired loans would result in a charge to the provision for loan losses in the period in which the change becomes probable. Any increase in the expected cash flows of SOP 03-3 impaired loans would result in an increase to accretable yield for the remaining life of the impaired loans.

The allowance for loan and lease losses to commercial lending nonperforming loans remained relatively consistent from December 31, 2008 to March 31, 2009 at 34% and 32%, respectively. This is a result of approximately 65-70% of these nonperforming loans being deemed to be well collateralized. Additionally during the quarter, the allowance for loan and lease losses was reduced $83 million relating to additional loans deemed to be within the scope of SOP 03-3 as of December 31, 2008.

Nonperforming assets were 2.02% of total loans and foreclosed assets at March 31, 2009 compared with 1.23% at December 31, 2008. We remain focused on returning to a moderate risk profile.

Nonperforming Assets By Type

In millions	March 31 2009	Dec. 31 2008
Nonaccrual loans
Commercial
Retail/wholesale	$149	$88
Manufacturing	334	141
Other service providers	224	114
Real estate related (a)	226	151
Financial services	58	23
Health care	104	37
Other	119	22
Total commercial	1,214	576
Commercial real estate
Real estate projects	1,012	659
Commercial mortgage	200	107
Total commercial real estate	1,212	766
Equipment lease financing	121	97
TOTAL COMMERCIAL LENDING	2,547	1,439
Consumer
Home equity	75	66
Other	24	4
Total consumer	99	70
Residential real estate
Residential mortgage	299	139
Residential construction	15	14
Total residential real estate	314	153
TOTAL CONSUMER LENDING	413	223
Total nonaccrual loans	2,960	1,662
Total nonperforming loans	2,960	1,662
Foreclosed and other assets
Commercial lending	41	34
Consumer lending	465	469
Total foreclosed and other assets	506	503
Total nonperforming assets	$3,466	$2,165
(a)	Includes loans related to customers in the real estate and construction industries.

Change In Nonperforming Assets

In millions	2009	2008
January 1	$2,165	$495
Transferred from accrual	1,992	276
Charge-offs and valuation adjustments	(310)	(88)
Principal activity including payoffs	(235)	(46)
Returned to performing	(20)	(20)
Asset sales	(126)	(2)
March 31	$3,466	$615

At March 31, 2009 and December 31, 2008, nonperforming assets included $1.518 billion and $722 million, respectively, related to National City. These amounts excluded those loans that we impaired in accordance with AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. We recorded such loans at estimated fair value and considered them to be performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), when an accretable yield exists which will be recognized in interest income in future periods. The accretable yield represents the excess of the loans’ expected cash flows at the measurement date over their estimated fair value at their acquisition date. See Note 6 Loans Acquired in a Transfer in the Notes To Consolidated Financial Statements of this Report for additional information on those loans.

At March 31, 2009, our largest nonperforming asset was approximately $65 million and our average nonperforming loan associated with commercial lending was less than $1 million.

The amount of nonperforming loans that were current as to principal and interest was $1.1 billion at March 31, 2009 and $555 million at December 31, 2008.

Accruing Loans Past Due 90 Days Or More- Summary (a)

	Amount		Percent of Total Outstandings
Dollars in millions	March 31 2009	Dec. 31 2008	March 31 2009	Dec. 31 2008
Commercial	$179	$104.27%		.15%
Commercial real estate	586	723	2.31	2.81
Equipment lease financing		2		.03
Consumer	326	419.63		.80
Residential real estate	2,858	2,011	12.71	9.32
Total	$3,949	$3,259	2.30%	1.86%
(a)	Includes impaired loans under SOP 03-3.

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $1.7 billion at March 31, 2009 and $745 million at December 31, 2008.

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

We increased the allowance for loan and lease losses to $4.3 billion at March 31, 2009 compared with $3.9 billion at December 31, 2008. The allowance as a percent of nonperforming loans was 145% and as a percent of total loans was 2.51% at March 31, 2009. The comparable percentages at December 31, 2008 were 236% and 2.23%.

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

We refer you to Note 5 Asset Quality and Note 6 Loans Acquired in a Transfer in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding changes in the allowance for loan and lease losses and in the allowance for unfunded loan commitments and letters of credit for additional information which is incorporated herein by reference.

We do not expect credit costs to abate in the second quarter of 2009 but believe that the rate of change will begin to slow.

Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2009
Commercial	$208	$16	$192	1.16%
Commercial real estate	107	5	102	1.61
Equipment lease financing	23	5	18	1.14
Consumer	126	27	99.76
Residential real estate	48	28	20.37
Total	$512	$81	$431	1.01%
2008
Commercial	$70	$8	$62.84%
Commercial real estate	11		11.49
Equipment lease financing	1		1.16
Consumer	28	4	24.51
Total	$110	$12	$98.57

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

CREDIT DEFAULT SWAPS

From a credit risk management perspective, we buy and sell credit loss protection via the use of credit derivatives. When we buy loss protection by purchasing a credit default swap (CDS), we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs for a particular obligor or reference entity. We purchase CDSs to mitigate the risk of economic loss on a portion of our loan exposures.

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

Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net losses from credit default swaps for proprietary trading positions, reflected in other noninterest income in our Consolidated Income Statement, totaled $11 million for the first quarter of 2009 compared with net gains of $27 million for the first quarter of 2008.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements, trading securities, interest-earning deposits with banks, and other short-term investments) and securities available for sale. At March 31, 2009, our liquid assets totaled $60.9 billion, with $21.0 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

PNC Bank, N.A. and National City Bank can borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (FHLB)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At March 31, 2009, we maintained significant unused borrowing capacity from the Federal Reserve Bank discount window and FHLB-Pittsburgh under current collateral requirements. In addition, National City Bank is a member of FHLB – Cincinnati.

Information regarding amounts pledged, for the ability to borrow if necessary, and borrowings related to the Federal Reserve Bank, FHLB – Pittsburgh and FHLB – Cincinnati are as follows:

In billions	March 31 2009		Dec. 31 2008
Pledged to Federal Reserve Bank
Loans	$31.4		$32.9
Securities	$11.2		$11.0
Combined collateral value	$34.0		$35.4

Pledged to FHLB-Pittsburgh
Loans	$26.8		$27.1
Securities	$4.9		$5.3
Combined collateral value	$16.4		$16.7

Pledged to FHLB-Cincinnati
Loans	$19.0		$22.3
Securities	$1.1		$1.1
Combined collateral value	$5.8	(a)	$6.5

Outstanding borrowings
Federal Reserve Bank	—		$2.0
FHLB-Pittsburgh	$8.8		$8.8
FHLB-Cincinnati	$5.9	(a)	$6.5
Total	$14.7		$17.3

Unused borrowing capacity
Federal Reserve Bank	$34.0		$33.4
FHLB-Pittsburgh	$7.6		$7.9
FHLB-Cincinnati	—		—
Total	$41.6		$41.3
(a)	The combined collateral value of amounts pledged to FHLB-Cincinnati was less than the outstanding borrowings due to changes in related collateral requirements which were not yet effective for PNC.

Total FHLB borrowings were $17.0 billion at March 31, 2009 compared with $18.1 billion at December 31, 2008.

We can also obtain funding through traditional forms of borrowing, including federal funds purchased, repurchase agreements, and short and long-term debt issuances. PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through March 31, 2009, PNC Bank, N.A. had issued $6.9 billion of debt under this program.

PNC Bank, N.A. also has the ability to offer up to $3.0 billion of its commercial paper. As of March 31, 2009, $25 million of commercial paper was outstanding under this program.

As of March 31, 2009, there were $3.6 billion of PNC Bank, N.A. and $6.1 billion of National City Bank short- and long- term debt issuances, including commercial paper, with maturities of less than one year.

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

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet these requirements over the succeeding 12-month period. In managing parent company liquidity we consider funding sources, such as expected dividends to be received from our subsidiaries and potential debt issuance, and discretionary funding uses, the most significant of which is the external dividend to be paid on PNC’s stock. In April 2009, the PNC board of directors declared a quarterly common stock cash dividend of 10 cents per share reflecting a reduction from 66 cents per share in the previous quarter. The board’s decision, which was based on consideration of extreme economic and market deterioration and the changing regulatory environment, is expected to enhance PNC’s common equity and cash positions by $1 billion annually, resulting in approximately 40 basis points annual improvement to capital ratios. Our plans to increase common shareholders’ equity as a result of the Supervisory Capital Assessment Program do not contemplate further reductions in our common stock dividends.

The principal source of parent company cash flow is the dividends it receives from its subsidiary banks, which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 23 Regulatory Matters in the Notes to Consolidated Financial Statements in Item 8 of our 2008 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities,” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $173 million at March 31, 2009. National City Bank had $152 million of statutory dividend capacity as of March 31, 2009. However, National City Bank may currently pay a dividend only with prior regulatory approval.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of March 31, 2009, the parent company had approximately $3.3 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

In March 2009, PNC Funding Corp issued $1.0 billion of floating rate senior notes due April 2012 under the FDIC’s Temporary Liquidity Guarantee Program-Debt Guarantee Program. Interest will be reset quarterly to 3-month LIBOR plus 20 basis points and interest will be paid quarterly. These senior notes are guaranteed by the parent company and by the FDIC and are backed by the full faith and credit of the United States through June 30, 2012.

See the Executive Summary section of this Financial Review and Note 19 Shareholders’ Equity in the Notes To Consolidated Financial Statements in Item 8 of the 2008 Form 10-K for information regarding PNC’s December 31, 2008 issuance of $7.6 billion of preferred stock and related common stock warrant to the US Treasury under the TARP Capital Purchase Program.

PNC Funding Corp has the ability to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of March 31, 2009, there were no issuances outstanding under this program.

We have effective shelf registration statements which enable us to issue additional debt and equity securities, including certain hybrid capital instruments. As of March 31, 2009, there were $1.6 billion of parent company contractual obligations, including commercial paper, with maturities of less than one year.

Status of Credit Ratings

The cost and availability of short- and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by debt ratings. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.

On May 5, 2009, Standard and Poor’s placed PNC on “CreditWatch Negative” as part of an ongoing industrywide review the agency is conducting on the financial services sector. S&P is concerned about increasing credit quality deterioration and declining earnings across the industry and the impact that may have on the capital positions of financial firms.

In March 2009, Moody’s placed the Bank Financial Strength Ratings (BFSR) of PNC under review for possible downgrade. However, the deposit and debt ratings were affirmed with a negative outlook. These actions reflected Moody’s view that the current housing and economic crisis will lead to significantly higher credit losses than previously anticipated.

In February 2009, S&P lowered its ratings on certain preferred and hybrid capital issues of PNC and its banking subsidiaries by one rating level.

In January 2009, S&P lowered its long-term counterparty credit rating on PNC to A from A+ and affirmed the short-term counterparty credit rating of A-1. They also lowered the counterparty credit ratings on PNC’s banking units to A+/A-1 from AA/A-1. At the same time, S&P raised the counterparty credit ratings on the banking units of National City to align with those of PNC’s banking subsidiaries. These actions were in response to PNC’s acquisition of National City and S&P’s concerns regarding the size of the transaction, exposure to residential real estate in the Midwest and Florida, and the significant challenges of the current economic environment.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of March 31, 2009.

Contractual Obligations

March 31, 2009 – in millions	Total
Remaining contractual maturities of time deposits	$69,203
Federal Home Loan Bank borrowings	16,985
Other borrowed funds	31,474
Minimum annual rentals on noncancellable leases	2,672
Nonqualified pension and postretirement benefits	567
Purchase obligations (a)	965
Captive insurance	2,073
Total contractual cash obligations	$123,939
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

March 31, 2009 – in millions	Total Amounts Committed
Other unfunded loan commitments	$61,114
Home equity lines of credit	22,416
Consumer credit card lines	19,291
Standby letters of credit (b)	10,314
Other commitments (c)	1,365
Total commitments	$114,500
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.

(b)	Includes $4.8 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Includes unfunded commitments related to private equity investments of $516 million and other investments of $159 million which are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $658 million and other direct equity investments of $32 million which are included in other liabilities on the Consolidated Balance Sheet.

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

Sensitivity results and market interest rate benchmarks for the first quarters of 2009 and 2008 follow:

Interest Sensitivity Analysis

	First Quarter 2009	First Quarter 2008
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.1%	(2.6)%
100 basis point decrease	(1.1)%	2.5%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	2.7%	(5.2)%
100 basis point decrease	(4.2)%	2.0%
Duration of Equity Model
Base case duration of equity (in years):	NM (a)	2.2
Key Period-End Interest Rates
One month LIBOR	.50%	2.70%
Three-year swap	1.68%	2.73%
(a)	NM = not meaningful. Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity To Alternative Rate Scenarios (First Quarter 2009)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	.5%	(.3)%	(.2)%
Second year sensitivity	1.7%	1.2%	(1.1)%

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

The results of the first quarter 2009 interest sensitivity analyses reflect our current best estimates of the impact of integrating National City’s balance sheet, including the preliminary effects of purchase accounting, balance sheet repositioning, and deposit pricing strategies. Going forward as these estimates and strategies are finalized or revised, the results of our analyses may change.

The first quarter 2009 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities include customer-driven trading in fixed income securities, equities, derivatives, and foreign exchange contracts. They also include the underwriting of fixed income and equity securities and proprietary trading.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in trading activities. The Risk Committee of the Board establishes an enterprise-wide VaR limit on our trading activities.

During the first three months of 2009, our VaR ranged between $5.8 million and $7.9 million, averaging $6.6 million. During the first three months of 2008, our VaR ranged between $9.4 million and $13.8 million, averaging $11.7 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Under typical market conditions, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. There were no such instances during the first quarter of 2009 compared with five such instances in the first quarter of 2008.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first three months of 2009 and 2008 follows:

Three months ended March 31 In millions	2009 (a)	2008
Net interest income	$19	$16
Noninterest income	(11)	(76)
Total trading revenue	$8	$(60)
Securities underwriting and trading (b)	$11	$(9)
Foreign exchange	20	16
Financial derivatives	(23)	(67)
Total trading revenue	$8	$(60)
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes changes in fair value for certain loans accounted for at fair value.

Trading losses for the first quarter of 2008 were primarily related to our proprietary trading activities and reflected the negative impact of a very illiquid market on the assets that we held during that quarter. Our 2008 Form 10-K outlines steps we took during 2008 to reduce our proprietary trading positions.

Average trading assets and liabilities consisted of the following:

Three months ended March 31 In millions	2009 (a)	2008
Assets
Securities (b)	$1,117	$3,872
Resale agreements (c)	1,315	2,129
Financial derivatives (d)	5,404	2,808
Loans at fair value (d)	31	114
Total assets	$7,867	$8,923
Liabilities
Securities sold short (e)	$396	$2,127
Repurchase agreements and other borrowings (f)	888	661
Financial derivatives (g)	4,759	2,856
Borrowings at fair value (g)	4	30
Total liabilities	$6,047	$5,674
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Included in Interest-earning assets-Other and Noninterest-earning assets-Other on the Average Consolidated Balance Sheet And Net Interest Analysis.
(c)	Included in Federal funds sold and resale agreements.
(d)	Included in Noninterest-earning assets-Other.
(e)	Included in Other borrowed funds.
(f)	Included in Repurchase agreements and Other borrowed funds.
(g)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 40 million shares of BlackRock common stock, accounted for under the equity method. Our total investment in BlackRock was $4.0 billion at March 31, 2009 compared with $4.2 billion at December 31, 2008. The market value of our investment in BlackRock was $5.2 billion at March 31, 2009. The primary risk measurement, similar to other equity investments, is economic capital.

The discussion of BlackRock within the Business Segments Review section of this Financial Review includes information about changes in our ownership structure of BlackRock in the first quarter of 2009.

Tax Credit Investments

Included in our equity investments are limited partnerships that sponsor tax credit investments. These investments, consisting of partnerships as well as equity investments held by consolidated partnerships, totaled $2.2 billion at March 31, 2009 and $2.3 billion at December 31, 2008. Investments accounted for under the equity method totaled $1.7 billion while investments accounted for under the cost method totaled $554 million at March 31, 2009. The comparable amounts at December 31, 2008 were $1.7 billion and $648 million.

Visa

At March 31, 2009, our remaining investment in Visa Class B common shares totaled approximately 23.3 million shares. Considering the adjustment to the conversion ratio due to settled litigation reported by Visa, these shares would convert to approximately 14.6 million of the publicly traded Visa Class A common shares. As of March 31, 2009, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the March 31, 2009 closing price of $55.60 for the Visa shares, our remaining unrecognized investment had a pretax value of approximately $112 million at that date. The Visa Class B common shares we own generally will not be transferable until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future. Note 25 Commitments and Guarantees in our Notes To Consolidated Financial Statements under Item 8 of our 2008 Form 10-K has further information on our Visa indemnification obligation.

Private Equity

The private equity portfolio is comprised of equity and mezzanine investments that vary by industry, stage and type of investment. At March 31, 2009, private equity investments carried at estimated fair value totaled $1.1 billion compared with $1.2 billion at December 31, 2008. As of March 31, 2009, $583 million was invested directly in a variety of companies and $547 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $130 million as of March 31, 2009. Our unfunded commitments related to private equity totaled $516 million at March 31, 2009 compared with $540 million at December 31, 2008.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At March 31, 2009, other investments totaled $865 million compared with $853 million at December 31, 2008. We recognized net losses related to these investments of $69 million during the first quarter of 2009. Given the nature of these investments and if current market conditions affecting their valuation were to continue or worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $159 million at March 31, 2009 and $178 million at December 31, 2008.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at March 31, 2009 and December 31, 2008. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives – 2009

March 31, 2009 – dollars in millions	Notional/ Contractual Amount	Estimated Net Fair Value	Weighted- Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$12,397	$524	3 yrs. 11 mos.	2.43%	3.86%
Forward purchase commitments	1,200	14	NM	NM	NM
Liability rate conversion
Interest rate swaps (a)
Receive fixed	13,651	1,206	3 yrs. 10 mos.	2.69%	4.20%
Total interest rate risk management	27,248	1,744
Total accounting hedges (b)	$27,248	$1,744
Free-Standing Derivatives
Customer-related
Interest rate contracts
Swaps (c)	$93,894	$(170)	4 yrs. 11mos.	3.21%	3.21%
Caps/floors
Sold	3,778	(12)	4 yrs. 2 mos.	NM	NM
Purchased	2,741	17	2 yrs. 8 mos.	NM	NM
Swaptions	3,059	133	13 yrs.	NM	NM
Futures	7,225		1 yr. 1 mo.	NM	NM
Foreign exchange contracts	6,596	7	5 mos.	NM	NM
Equity contracts (c)	664	(6)	1 yr. 2 mos.	NM	NM
Total customer-related	117,957	(31)
Various instruments used to hedge residential mortgage servicing rights
Interest rate contracts
Swaps (c)	22,768	309	5 yrs. 9 mos.	3.08%	3.37%
Caps/floors
Purchased	3,500	4	2 yrs. 4 mos.	NM	NM
Futures	22,203		2 yrs. 2 mos.	NM	NM
Swaptions	3,550	(141)	5 mos.	NM	NM
Commitments related to mortgage-related assets (c)	2,500	(2)	1 mo.	NM	NM
Other	500	19	2 mos.	NM	NM
Total residential mortgage servicing rights	55,021	189
Other risk management and proprietary
Interest rate contracts
Swaps	8,153	(194)	5 yrs. 11 mos.	3.07%	2.81%
Caps/floors
Sold	499		5 yrs. 9 mos.	NM	NM
Purchased	1,430	5	1 yr.	NM	NM
Future options	3,000	1	8 mos.	NM	NM
Swaptions (c)	251	13	10 yrs. 9 mos.	NM	NM
Futures	2,040		2 yrs. 2 mos.	NM	NM
Commitments related to mortgage-related assets	26,657	37	1 mo.	NM	NM
Foreign exchange contracts	1,771	13	2 yrs. 8 mos.	NM	NM
Credit contracts
Credit default swaps	2,700	188	12 yrs. 8 mos.	NM	NM
Risk participation agreements	3,683		3 yrs.	NM	NM
Other contracts (c) (d)	211	(61)	NM	NM	NM
Total other risk management and proprietary	50,395	2
Total free-standing derivatives	$223,373	$160
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 54% were based on 1-month LIBOR and 46% on 3-month LIBOR.
(b)	Fair value amount includes net accrued interest receivable of $206 million.
(c)	The increases in the negative fair values from December 31, 2008 to March 31, 2009 for interest rate contracts, foreign exchange and commitments related to mortgage-related assets were due to the changes in fair values of the existing contracts along with new contracts entered into during 2009.
(d)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs.

NM Not meaningful

Financial Derivatives – 2008

December 31, 2008 – dollars in millions	Notional/ Contractual Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a) Receive fixed	$5,618	$527	3 yrs.	2.18%	4.76%
Liability rate conversion
Interest rate swaps (a) Receive fixed	9,888	888	3 yrs. 7 mos.	2.27%	4.73%
Total interest rate risk management	15,506	1,415
Total accounting hedges (b)	$15,506	$1,415
Free-Standing Derivatives
Customer-related
Interest rate contracts
Swaps	$97,337	$(162)	4 yrs. 9 mos.	3.08%	3.07%
Caps/floors
Sold	3,976	(13)	4 yrs. 4 mos.	NM	NM
Purchased	2,647	22	2 yrs. 10 mos.	NM	NM
Swaptions	3,058	160	13 yrs. 2 mos.	NM	NM
Futures	8,839		1 yr. 1 mo.	NM	NM
Foreign exchange contracts	8,877	(3)	5 mos.	NM	NM
Equity contracts	1,023	(4)	1 yr.	NM	NM
Total customer-related	125,757	—
Various instruments used to hedge residential mortgage servicing rights
Interest rate
Swaps	20,930	373	5 yrs. 7 mos.	3.01%	3.10%
Caps/floors
Purchased	6,500	18	1 yr. 6 mos.	NM	NM
Futures	4,000		1 yr. 2 mos.	NM	NM
Futures Options	6,000	(29)	6 mos.	NM	NM
Swaptions	12,600	(274)	5 mos.	NM	NM
Commitments related to mortgage-related assets	2,950	21	1 mo.	NM	NM
Total residential mortgage servicing rights	52,980	109
Other risk management and proprietary
Interest rate contracts
Swaps	24,432	656	2 yrs. 11 mos.	3.93%	2.70%
Caps/floors
Sold	624	(1)	1 yr. 1 mo.	NM	NM
Purchased	740	3	1 yrs. 9 mos.	NM	NM
Swaptions	276	17	10 yrs. 11 mos.	NM	NM
Futures	8,359		8 mos.	NM	NM
Commitments related to mortgage-related assets	18,283	(13)	1 mo.	NM	NM
Foreign exchange contracts	144	11	3 yrs. 4 mos.	NM	NM
Credit contracts
Credit default swaps	2,937	205	13 yrs. 8 mos.	NM	NM
Risk participation agreements	3,290		3 yrs. 1 mo.	NM	NM
Other contracts (c)	438	44	NM	NM	NM
Total other risk management and proprietary	59,523	922
Total free-standing derivatives	$238,260	$1,031
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 55% were based on 1-month LIBOR and 45% on 3-month LIBOR.
(b)	Fair value amount includes net accrued interest receivable of $147 million.
(c)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs.

NM Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2009, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009, and that there has been no change in internal control over financial reporting that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At March 31, 2009, the businesses formerly operated by National City were operating under pre-acquisition systems of internal control over financial reporting. As part of our ongoing internal control process we have been and will continue to evaluate and implement changes to processes, information technology systems and other components of internal control over financial reporting related to the acquired businesses.

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

Earning assets – Assets that generate income, which include: federal funds sold; resale agreements; trading securities; interest-earning deposits with banks; other short-term investments; loans held for sale; loans; investment securities; and certain other assets.

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

Impaired (SOP 03-3) loans – Acquired loans determined to be credit impaired under AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Loans are determined to be impaired if there is evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected.

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

Investment securities – Collectively, securities available for sale and securities held to maturity.

Leverage ratio – Tier 1 risk-based capital divided by adjusted average total assets.

LIBOR – Acronym for London InterBank Offered Rate. LIBOR is the average interest rate charged when banks in the London wholesale money market (or interbank market) borrow unsecured funds from each other. LIBOR rates are used as a benchmark for interest rates on a global basis.

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

Nonperforming loans – Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, consumer, and residential mortgage customers and construction customers as well as troubled debt restructured loans. Nonperforming loans do not include loans held for sale or foreclosed and other assets. We do not accrue interest income on loans classified as nonperforming.

Notional amount – A number of currency units, shares, or other units specified in a derivatives contract.

Operating leverage – The period to period dollar or percentage change in total revenue (GAAP basis) less the dollar or percentage change in noninterest expense. A positive variance indicates that revenue growth exceeded expense growth (i.e., positive operating leverage) while a negative variance implies expense growth exceeded revenue growth (i.e., negative operating leverage).

Options – Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell the associated financial instrument at a set price during a specified period or at a specified date in the future.

Other-than-temporary impairment – When the fair value of a debt security is less than its amortized cost basis, an assessment is performed to determine whether the impairment is other-than-temporary. If we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, an other-than-temporary impairment is considered to have occurred. In such cases, an other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Further, if we do not expect to recover the entire amortized cost of the security, an other-than-temporary impairment is considered to have occurred. However, if we do not intend to sell the security and it is not more likely that we will be required to sell the security before its recovery, the other-than-temporary loss is separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors. The other-than-temporary impairment related to credit losses is recognized in earnings while the amount related to all other factors is recognized in other comprehensive income, net of tax.

Pre-tax pre-provision earnings – Total revenue less noninterest expense.

Recovery – Cash proceeds received on a loan that we had previously charged off. We credit the amount received to the allowance for loan and lease losses.

Residential development loans – Project-specific loans to commercial customers for the construction or development of residential real estate including land, single family homes, condominiums and other residential properties. This would exclude loans to commercial customers where proceeds are for general corporate purposes whether or not such facilities are secured.

Residential mortgage servicing rights hedge gains / (losses), net – We have elected to measure acquired residential mortgage servicing rights (MSRs) at fair value under SFAS 159. We employ a risk management strategy designed to protect the economic value of MSRs from changes in interest rates. This strategy utilizes securities and a portfolio of derivative instruments to hedge changes in the fair value of MSRs arising from changes in interest rates. These financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the MSR portfolio. Net MSR hedge gains/(losses) represent the change in the fair value of MSRs, exclusive of changes due to time decay and payoffs, combined with the change in the fair value of the associated derivative instruments.

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

Servicing rights – An intangible asset or liability created by an obligation to service assets for others. Typical servicing rights include the right to receive a fee for collecting and forwarding payments on loans and related taxes and insurance premiums held in escrow.

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

Tier 1 common capital – Tier 1 risk-based capital, less preferred equity, less trust preferred capital securities, and less noncontrolling interests.

Tier 1 common capital ratio – Tier 1 common capital divided by period-end risk-weighted assets.

Tier 1 risk-based capital – Total shareholders’ equity, plus trust preferred capital securities, plus certain noncontrolling interests that are held by others; less goodwill and certain other intangible assets (net of eligible deferred taxes relating to taxable and nontaxable combinations), less equity investments in nonfinancial companies less ineligible servicing assets and less net unrealized holding losses on available for sale equity securities. Net unrealized holding gains on available for sale equity securities, net unrealized holding gains (losses) on available for sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for Tier 1 risk-based capital purposes.

Tier 1 risk-based capital ratio – Tier 1 risk-based capital divided by period-end risk-weighted assets.

Total equity – Total shareholders’ equity less noncontrolling interests.

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

Total risk-based capital – Tier 1 risk-based capital plus qualifying subordinated debt and trust preferred securities, other noncontrolling interest not qualified as Tier 1, eligible gains on available for sale equity securities and the allowance for loan and lease losses, subject to certain limitations.

Total risk-based capital ratio – Total risk-based capital divided by period-end risk-weighted assets.

Transaction deposits – The sum of money market and interest-bearing demand deposits and demand and other noninterest-bearing deposits.

Value-at-risk (VaR) – A statistically-based measure of risk which describes the amount of potential loss which may be incurred due to severe and adverse market movements. The measure is of the maximum loss which should not be exceeded on 99 out of 100 days.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors in our 2008 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections of these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

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

•

Changes resulting from the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and other developments in response to the current economic and financial industry environment, including current and future conditions or restrictions imposed as a result of our participation in the TARP Capital Purchase Program.

•

Legislative and regulatory reforms generally, including changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other aspects of the financial institution industry.

•	Increased litigation risk from recent regulatory and other governmental developments.
•	Unfavorable resolution of legal proceedings or regulatory and other governmental inquiries.
•	The results of the regulatory examination and supervision process, including our failure to satisfy the requirements of agreements with governmental agencies.
•	Changes in accounting policies and principles.
•

Our issuance of securities to the US Department of the Treasury may limit our ability to return capital to our shareholders and is dilutive to our common shares. If we are unable previously to redeem the shares, the dividend rate increases substantially after five years.

•

We intend to meet the requirement under the Supervisory Capital Assessment Program that we increase the common shareholders’ equity component of Tier I capital by $600 million through a combination of growth in retained earnings and other capital raising alternatives. Our ability to increase common shareholders’ equity through capital raising transactions will be dependent on market conditions at the time of the transactions. Market conditions will also affect the extent to which such transactions are dilutive to our existing common shareholders. If we fail to meet this requirement in advance of the November 9, 2009 deadline in the manner we plan to do so, we would likely be required to meet the requirement through conversion of a portion of the preferred stock issued to the US Treasury under the TARP Capital Purchase Program into mandatorily convertible preferred stock or by otherwise issuing common equity securities to the US Treasury. Such a transaction could be more dilutive to our common shareholders than other means of meeting this requirement and could result in the imposition of additional limitations on the conduct of our business by the US Treasury.

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

In addition, our recent acquisition of National City Corporation (National City) presents us with a number of risks and uncertainties related both to the acquisition transaction itself and to the integration of the acquired businesses into PNC. These risks and uncertainties include the following:

•

The anticipated benefits of the transaction, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

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

•

Litigation and governmental investigations currently pending against National City, as well as others that may be filed or commenced relating to National City’s business and activities before the acquisition, could adversely impact our financial results.

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

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data	Three months ended March 31
Unaudited	2009	2008
Interest Income
Loans	$2,465	$1,071
Investment securities	689	404
Other	106	144
Total interest income	3,260	1,619
Interest Expense
Deposits	546	450
Borrowed funds	409	315
Total interest expense	955	765
Net interest income	2,305	854
Noninterest Income
Fund servicing	199	228
Asset management	189	212
Consumer services	316	170
Corporate services	245	164
Residential mortgage	431
Service charges on deposits	224	82
Net gains on sales of securities	56	41
Other-than-temporary impairments	(686)
Less: Noncredit portion of other-than-temporary impairments (a)	(537)
Net other-than-temporary impairments	(149)
Other	55	70
Total noninterest income	1,566	967
Total revenue	3,871	1,821
Provision for credit losses	880	151
Noninterest Expense
Personnel	1,088	544
Occupancy	188	95
Equipment	198	82
Marketing	57	22
Other	797	292
Total noninterest expense	2,328	1,035
Income before income taxes and noncontrolling interests	663	635
Income taxes	133	251
Net income	530	384
Less: Net income attributable to noncontrolling interests	4	7
Preferred stock dividends	51
Preferred stock discount accretion	15
Net income attributable to common shareholders	$460	$377
Earnings Per Common Share
Basic	$1.04	$1.11
Diluted	$1.03	$1.09
Average Common Shares Outstanding
Basic	443	339
Diluted	444	342

(a)	Included in accumulated other comprehensive loss.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	March 31 2009	December 31 2008
Assets
Cash and due from banks	$3,576	$4,471
Federal funds sold and resale agreements (includes $1,064 and $1,072 measured at fair value) (a)	1,554	1,856
Trading securities	1,087	1,725
Interest-earning deposits with banks	14,783	14,859
Other short-term investments	807	1,025
Loans held for sale (includes $3,471 and $1,400 measured at fair value) (a)	4,045	4,366
Investment securities	46,253	43,473
Loans (includes $31 measured at fair value at March 31, 2009) (a)	171,373	175,489
Allowance for loan and lease losses	(4,299)	(3,917)
Net loans	167,074	171,572
Goodwill	8,855	8,868
Other intangible assets	3,323	2,820
Equity investments	8,215	8,554
Other (includes $272 measured at fair value at March 31, 2009) (a)	26,850	27,492
Total assets	$286,422	$291,081
Liabilities
Deposits
Noninterest-bearing	$40,610	$37,148
Interest-bearing	154,025	155,717
Total deposits	194,635	192,865
Borrowed funds
Federal funds purchased and repurchase agreements	4,789	5,153
Federal Home Loan Bank borrowings	16,985	18,126
Bank notes and senior debt	13,828	13,664
Subordinated debt	10,694	11,208
Other	2,163	4,089
Total borrowed funds	48,459	52,240
Allowance for unfunded loan commitments and letters of credit	328	344
Accrued expenses	3,340	3,949
Other	11,004	14,035
Total liabilities	257,766	263,433

Equity
Preferred stock (b)
Common stock – $5 par value
Authorized 800 shares, issued 452 shares	2,261	2,261
Capital surplus – preferred stock	7,933	7,918
Capital surplus – common stock and other	8,284	8,328
Retained earnings (c)	11,738	11,461
Accumulated other comprehensive loss (c)	(3,289)	(3,949)
Common stock held in treasury at cost: 7 and 9 shares	(450)	(597)
Total shareholders’ equity	26,477	25,422
Noncontrolling interests	2,179	2,226
Total equity	28,656	27,648
Total liabilities and equity	$286,422	$291,081

(a)	Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.
(b)	Par value less than $.5 million at each date.
(c)	Retained earnings at January 1, 2009 was increased $110 million upon early adoption of FSP FAS 115-2 and FAS 124-2, representing the after-tax noncredit portion of other-than-temporary impairment losses recognized in net income during 2008 that has been reclassified to accumulated other comprehensive loss.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Three months ended March 31
Unaudited	2009	2008
Operating Activities
Net income	$530	$384
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	880	151
Depreciation, amortization and accretion	648	92
Deferred income taxes (benefit)	237	(7)
Net gains on sales of securities	(56)	(41)
Net other-than-temporary impairments	149
Loan related valuation adjustments	(56)	133
Net gains related to BlackRock LTIP shares adjustment	(103)	(40)
Undistributed earnings of BlackRock	(10)	(63)
Visa redemption gain		(95)
Excess tax benefits from share-based payment arrangements		(3)
Net change in
Trading securities and other short-term investments	1,123	204
Loans held for sale	207	(549)
Other assets	1,917	(1,457)
Accrued expenses and other liabilities	(4,812)	2,088
Other	216	(91)
Net cash provided by operating activities	870	706
Investing Activities
Repayment of investment securities	1,631	1,130
Sales
Investment securities	2,744	2,363
Visa shares		95
Loans	50	24
Purchases
Investment securities	(6,364)	(3,055)
Loans	(45)	(104)
Net change in
Federal funds sold and resale agreements	295	601
Loans	2,475	(823)
Net cash received from divestiture		377
Other	36	(242)
Net cash provided by investing activities	822	366
Financing Activities
Net change in
Noninterest-bearing deposits	3,462	(264)
Interest-bearing deposits	(1,691)	(2,024)
Federal funds purchased and repurchase agreements	(385)	(2,112)
Federal Home Loan Bank short-term borrowings		(2,000)
Other short-term borrowed funds	(1,950)	284
Sales/issuances
Federal Home Loan Bank long-term borrowings		4,500
Bank notes and senior debt	967	825
Subordinated debt		759
Other long-term borrowed funds	5,109	24
Perpetual trust securities		369
Treasury stock	70	56
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(1,148)
Bank notes and senior debt	(996)	(850)
Subordinated debt	(550)
Other long-term borrowed funds	(5,096)	(12)
Excess tax benefits from share-based payment arrangements		3
Acquisition of treasury stock	(35)	(48)
Cash dividends paid	(344)	(215)
Net cash used by financing activities	(2,587)	(705)
Net Increase (Decrease) In Cash And Due From Banks	(895)	367
Cash and due from banks at beginning of period	4,471	3,567
Cash and due from banks at end of period	$3,576	$3,934
Cash Paid (Refunded) For
Interest	$983	$744
Income taxes	(10)	3
Non-cash Items
Net increase (decrease) in investment in BlackRock	(207)	66
Transfer from loans held for sale to loans, net	207	1,825
Transfer from investment securities to trading securities	74

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Business

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

As described in Note 2 National City Acquisition, on December 31, 2008, PNC acquired National City Corporation (National City). Our consolidated financial statements for the first three months of 2009 reflect the impact of National City.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, residential mortgage banking and global investment servicing, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Ohio, Kentucky, Delaware, Florida, Illinois, Indiana, Michigan, Missouri, and Wisconsin. PNC also provides certain investment servicing internationally and also conducts selected consumer and commercial lending businesses and other financial services on a nationwide basis.

We are in the process of integrating the business and operations of National City with those of PNC.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities.

On December 31, 2008, we acquired National City. Our Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008 and our Consolidated Income Statement and Consolidated Statement of Cash Flows for the three months ended March 31, 2009 include the impact of the National City acquisition. See Note 2 National City Acquisition for additional information.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles or GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2009 presentation, including reclassifications required in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2008 Annual Report on Form 10-K (2008 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2008 Form 10-K for a detailed description of the significant accounting policies followed by PNC. There have been no significant changes to these policies in the first quarter of 2009. These interim consolidated financial statements serve to update the 2008 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

USE OF ESTIMATES

We prepare the consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our allowance for loan and lease losses, impaired loans, fair value measurements, including security valuations, and revenue recognition. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

Investment in BlackRock, Inc.

We account for our investment in the common stock and Series B Preferred Stock of BlackRock under the equity method of accounting. The investment in BlackRock is reflected on our Consolidated Balance Sheet in the caption Equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in the caption Asset management.

We mark to market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (LTIP) programs. This obligation is classified as a free standing derivative as disclosed in Note 13 Financial Derivatives.

On February 27, 2009, PNC’s obligation to deliver BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. The 2.9 million shares of Series C Preferred Stock have been acquired from BlackRock in exchange for common shares on that same date. PNC has elected to account for these preferred shares at fair value as permitted under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value amount of the BlackRock Series C Preferred Stock is included on the Consolidated Balance Sheet in the caption Other assets.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted SFAS 141(R), “Business Combinations” on January 1, 2009. SFAS 141 (R) will require all businesses acquired after this date to be measured at the fair value of the consideration paid as opposed to the cost-based provisions of SFAS 141. It will require an entity to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) requires the value of consideration paid including any future contingent consideration to be measured at fair value at the closing date of the transaction. Also, restructuring costs and acquisition costs will be expensed rather than included in the cost of the acquisition. This guidance will be effective for all acquisitions completed on or after January 1, 2009.

We adopted SFAS 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” on January 1, 2009. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as a component of equity in the consolidated financial statements. This statement also required expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity. The adoption of this guidance did not have a material impact on our results of operations or financial position.

We adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” on January 1, 2009. SFAS 161 required revisions to our derivative disclosures to provide greater transparency as to the use of derivative instruments and hedging activities. See Note 13 Financial Derivatives for additional information.

We adopted SFAS 163, “Accounting for Financial Guarantee Insurance Contracts—an Interpretation of FASB Statement No. 60” on January 1, 2009. This standard changed the current practice of accounting for financial guarantee insurance contracts by insurance companies including the recognition and measurement of premium revenue, claim liabilities and enhances related disclosure requirements. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment

(OTTI) guidance for debt securities regarding recognition and disclosure. The major change in the guidance is the requirement to recognize only the credit portion of the OTTI charges in current earnings for those debt securities where there is no intent to sell or it is more likely than not the entity would not be required to sell the security prior to expected recovery. The remaining portion of the OTTI charge is to be included in other comprehensive income. As permitted, we adopted this guidance effective January 1, 2009. A cumulative effect adjustment of $110 million has been recorded to beginning retained earnings to reclassify the noncredit component of OTTI recognized in prior periods from retained earnings to accumulated other comprehensive income (loss). See Note 7 Investment Securities for disclosures required by this new guidance.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. As permitted, we adopted this guidance effective January 1, 2009. See Note 8 Fair Value for disclosures required by this new guidance.

We adopted FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” on January 1, 2009. This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance did not have a material effect on our results of operations or financial position.

We adopted FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” on January 1, 2009. This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The adoption did not have a material effect on our results of operations or financial position.

We adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” on January 1, 2009. This FSP clarifies that certain convertible debt instruments should be separately accounted for as liability and equity components. The adoption of this guidance did not have a material effect on our results of operations or financial position.

We adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” on January 1, 2009. This FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS 128, “Earnings Per Share.” Our adoption of this guidance did not have a material effect on either our basic or diluted earnings per share. See Note 14 Earnings Per Share for the computation of earnings per share using the two-class method.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amended FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amended FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require additional disclosure about the payment/ performance risk of a guarantee. This guidance was effective December 31, 2008 for PNC. See Note 18 Commitments and Guarantees for additional information.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance will be effective December 31, 2009 for PNC.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations,” to address application issues related to initial recognition and measurement, subsequent measurements and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for all acquisitions of assets and liabilities arising from contingencies in a business combination with closing dates after January 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information for interim reporting periods. This guidance will be effective June 30, 2009 for PNC.

NOTE 2 NATIONAL CITY ACQUISITION

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

This acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the National City assets acquired and liabilities assumed using their estimated fair values as of the acquisition date.

During the first quarter of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of December 31, 2008 which resulted in adjustments to the initial purchase price allocation. Most significantly, additional information was obtained on the credit quality of certain loans as of the acquisition date which resulted in additional fair value writedowns on acquired impaired loans. These adjustments resulted in the allocation of $446 million to other intangible assets and $891 million to premises and equipment which had been reduced in the initial purchase price allocation. No goodwill has been recognized on the National City acquisition as of March 31, 2009. A summary of adjustments to the initial purchase price allocation are summarized below.

National City Acquisition—Summary Purchase Price Allocation

In billions
Excess of fair value of adjusted net assets acquired over purchase price – December 31, 2008	$(1.3)
Additional fair value marks on acquired impaired loans – December 31, 2008	1.2
Additional mortgage recourse, insurance and legal reserves	0.3
Other adjustments, net	(0.2)
Excess of fair value of adjusted net assets acquired over purchase price – March 31, 2009	$0.0

Further modifications to the purchase price allocation may occur, resulting in the recognition of goodwill and liabilities in future periods.

Condensed Statement of National City Net Assets Acquired

The following condensed statement of net assets reflects the preliminary value assigned to National City net assets as of the December 31, 2008 acquisition date. The net assets acquired are net of the cash paid by National City to its warrant holders of $379 million.

(In millions)
Assets
Cash and due from banks	$2,144
Federal funds sold and resale agreements	7,335
Trading assets, interest-earning deposits with banks, and other short-term investments	9,249
Loans held for sale	2,185
Investment securities	13,327
Net loans	96,579
Other intangible assets	2,323
Equity investments	2,051
Other assets	13,534
Total assets	$148,727
Liabilities
Deposits	$103,638
Federal funds purchased and repurchase agreements	3,523
Other borrowed funds	22,148
Other liabilities	13,664
Total liabilities	$142,973
Net assets acquired	$5,754

Other intangible assets acquired consisted of the following (in millions):

Intangible Asset	Fair Value	Weighted Life		Amortization Method
Residential mortgage servicing rights	$1,019	(a	)	(a	)
Core deposit	713	12 yrs		Accelerated
Commercial mortgage servicing rights	203	8 yrs		Accelerated
Asset management customer relationships	346	12 yrs		Straight line
National City brand	27	21 mos		Straight line
Consumer loan servicing rights	15	2 yrs		Accelerated
Total	$2,323
(a)	Intangible asset carried at fair value on a recurring basis.

See Note 9 Goodwill and Other Intangible Assets for additional information.

Purchase accounting adjustments include discounts and premiums on interest-earning assets and liabilities as follows:

•

During the first quarter of 2009, additional information was obtained about the credit quality of acquired loans as of the acquisition date. As a result, an additional $1.9 billion of acquired loans were deemed impaired under SOP 03-3 as of December 31, 2008 with a related fair value mark of $1.2 billion. This true-up resulted in a reduction of total accretable yield of $810 million at December 31, 2008 due to lower expected cash flows and expected shorter lives of the loans. Adjustments to accretable yield for the quarter are detailed in Note 6 Loans Acquired in a Transfer.

•

The original accretable yield on acquired loans of $6.1 billion at December 31, 2008 was reduced by $1.1 billion during the first quarter of 2009. The decrease was due to the $810 million adjustment to accretable yield discussed above and accretion of $570 million, net of reclassifications to accretable yield of $268 million.

•

The remaining discounts on loans of $5.0 billion will be accreted to net interest income using the constant effective yield method over the weighted average life of the loans, estimated to be between two and three years. The weighted average lives could vary depending on prepayments, revised estimated cash flows and other related factors. Of the remaining $5.0 billion of discounts at March 31, 2009, $2.9 billion relates to loans accounted for under SOP 03-3 and $2.1 billion relates to performing loans.

•

The remaining premiums on interest-earning time deposits of $1.8 billion at March 31, 2009 will be amortized over the weighted average life of the deposits of approximately one year using the constant effective yield method.

•

The remaining discounts on borrowed funds of $1.4 billion at March 31, 2009 will be accreted over the weighted average life of the borrowings of approximately seven years using the constant effective yield method.

NOTE 3 VARIABLE INTEREST ENTITIES

As discussed in our 2008 Form 10-K, we are involved with various entities in the normal course of business that were deemed to be VIEs. We consolidated certain VIEs as of March 31, 2009 and December 31, 2008 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2008 Form 10-K.

Consolidated VIEs—PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in low income housing projects
March 31, 2009	$1,452	$803
December 31, 2008	$1,499	$863	(a)
Credit Risk Transfer Transaction
March 31, 2009	$1,012	$1,012
December 31, 2008	$1,070	$1,070
(a)	We have revised this amount due to PNC’s adoption of SFAS 160 as noncontrolling interests are no longer classified as aggregate liabilities.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs—Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
March 31, 2009
Market Street	$4,618	$4,744	$6,653	(a)
Partnership interests in tax credit investments (b) (c)	1,117	649	860
Collateralized debt obligations	17		2
Total	$5,752	$5,393	$7,515
December 31, 2008
Market Street	$4,916	$5,010	$6,965	(a)
Partnership interests in tax credit investments (b) (c)	1,095	652	920
Collateralized debt obligations	20		2
Total	$6,031	$5,662	$7,887
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $6.1 billion and other credit enhancements of $.6 billion at March 31, 2009. The comparable amounts were $6.4 billion and $.6 billion at December 31, 2008.
(b)	Amounts reported primarily represent low income housing projects.
(c)	Aggregate assets and aggregate liabilities represent approximate balances due to limited availability of financial information associated with the acquired National City partnerships that we did not sponsor.

Market Street

Market Street Funding LLC (Market Street) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2008 and the first quarter of 2009, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and 99% of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities for the first quarters of 2009 and 2008 were insignificant.

The commercial paper obligations at March 31, 2009 and December 31, 2008 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $6.1 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement, such as by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $1.0 billion of the liquidity facilities if the underlying assets are in default. See Note 18 Commitments and Guarantees for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013.

Market Street has entered into a Subordinated Note Purchase Agreement (Note) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.0 million as of March 31, 2009. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

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

CREDIT RISK TRANSFER TRANSACTION

PNC’s subsidiary, National City Bank (NCB), sponsored a special purpose entity (SPE) trust and concurrently entered into a credit risk transfer agreement with an independent third party to mitigate credit losses on a pool of nonconforming mortgage loans originated by its former First Franklin business unit. The SPE was formed with a small contribution from NCB and was structured as a bankruptcy-remote entity so that its creditors have no recourse to NCB. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued to NCB asset-backed securities in the form of senior, mezzanine, and subordinated equity notes. NCB has incurred credit losses equal to the subordinated equity notes and currently holds the right to put certain tranches of the mezzanine notes to the independent third-party at par. NCB holds the senior notes and will be responsible for credit losses in excess of the mezzanine securities.

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. NCB was determined to be the primary beneficiary of the SPE as it would absorb the majority of the expected losses of the SPE through its holding of certain of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity associated with the note tranches held by NCB are intercompany balances and are eliminated in consolidation. Nonconforming mortgage loans, including foreclosed properties, pledged as collateral to the SPE remain on the balance sheet and totaled $661 million at March 31, 2009.

At March 31, 2009, the carrying value of the mezzanine notes held by NCB was $153 million. During the first quarter of 2009, cumulative credit losses in the mortgage loan pool surpassed the principal balance of subordinated equity notes, giving NCB the right to put the first mezzanine note to the third party in accordance with the credit risk transfer agreement. As a result, NCB exercised its put option and received $16 million for this mezzanine note. Management assessed what impact this reconsideration event would have on determining whether NCB would remain the primary beneficiary of the SPE. Management concluded that NCB would remain the primary beneficiary and accordingly should continue to consolidate the SPE.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory purposes.

In February 2008, PNC Preferred Funding LLC (the LLC), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (Trust III) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the LLC Preferred Securities). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the Trust II Securities) of PNC Preferred Funding Trust II (Trust II) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the Trust I Securities) of PNC Preferred Funding Trust I (Trust I) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a noncontrolling interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This noncontrolling interest totaled approximately $1.3 billion at March 31, 2009.

Our 2008 Form 10-K includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The Trust III Securities include dividend restriction covenants similar to those described for Trust II Securities.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

In millions	March 31, 2009	December 31, 2008
Commercial	$65,197	$69,220
Commercial real estate	25,420	25,736
Consumer	51,968	52,489
Residential real estate	22,488	21,583
Equipment lease financing	6,300	6,461
Total loans	$171,373	$175,489

Loans are presented net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $3.5 billion and $4.1 billion at March 31, 2009 and December 31, 2008, respectively.

Net Unfunded Credit Commitments

In millions	March 31 2009	December 31 2008
Commercial and commercial real estate	$58,771	$60,020
Home equity lines of credit	22,416	23,195
Consumer credit card lines	19,291	19,028
Other	2,343	2,645
Total	$102,821	$104,888

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. At March 31, 2009 commercial commitments are reported net of $8.7 billion of participations, assignments and syndications, primarily to financial services companies. The comparable amount at December 31, 2008 was $8.6 billion. Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment. Consumer home equity lines of credit accounted for 54% of consumer unfunded credit commitments.

Unfunded credit commitments related to Market Street totaled $6.1 billion at March 31, 2009 and $6.4 billion at December 31, 2008 and are included in the preceding table primarily within the “Commercial and Commercial Real Estate” category.

At March 31, 2009, we pledged $31.4 billion of loans to the Federal Reserve Bank (FRB) and $48.2 billion of loans to the

Federal Home Loan Banks (FHLB) as collateral for the contingent ability to borrow, if necessary.

Certain loans are accounted for at fair value in accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” with changes in the fair value reported in current period earnings. The fair value of these loans was $53 million, or less than .5% of the total loan portfolio, at March 31, 2009.

NOTE 5 ASSET QUALITY

The following table sets forth nonperforming assets and related information.

These amounts exclude loans impaired in accordance with AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). See Note 6 Certain Loans Acquired in a Transfer for further information.

Dollars in millions	March 31, 2009	December 31, 2008
Nonaccrual loans
Commercial	$1,214	$576
Commercial real estate	1,212	766
Equipment lease financing	121	97
TOTAL COMMERCIAL LENDING	2,547	1,439
Consumer
Home equity	75	66
Other	24	4
Total consumer	99	70
Residential real estate
Residential mortgage	299	139
Residential construction	15	14
Total residential real estate	314	153
TOTAL CONSUMER LENDING	413	223
Total nonaccrual loans	2,960	1,662
Total nonperforming loans	2,960	1,662
Foreclosed assets
Commercial lending	41	34
Consumer lending	465	469
Total foreclosed assets	506	503
Total nonperforming assets	$3,466	$2,165
Nonperforming loans to total loans	1.73%	.95%
Nonperforming assets to total loans and foreclosed assets	2.02	1.23
Nonperforming assets to total assets	1.21	.74

Net interest income less the provision for credit losses was $1.425 billion for the first three months of 2009 compared with $703 million for the first three months of 2008.

Changes in the allowance for loan and lease losses follow:

In millions	2009	2008
January 1	$3,917	$830
Charge-offs	(512)	(110)
Recoveries	81	12
Net charge-offs	(431)	(98)
Provision for credit losses	880	151
Acquired allowance – National City	(83)
Net change in allowance for unfunded loan commitments and letters of credit	16	(18)
March 31	$4,299	$865

See Note 6 for a discussion of the release of reserves related to additional impaired loans identified during the first three months of 2009.

Changes in the allowance for unfunded loan commitments and letters of credit follow:

In millions	2009	2008
January 1	$344	$134
Net change in allowance for unfunded loan commitments and letters of credit	(16)	18
March 31	$328	$152

Impaired loans, as defined under SFAS 114, exclude leases and smaller homogenous type loans as well as National City impaired loans accounted for pursuant to SOP 03-3. We did not recognize any interest income on loans while they were impaired in the first three months of 2009 or 2008. The following table provides further detail on impaired loans and the associated allowance for loan losses:

SUMMARY OF SFAS 114 IMPAIRED LOANS (a)

In millions	March 31 2009	Dec. 31 2008
Impaired loans with an associated reserve	$2,173	$1,249
Impaired loans without an associated reserve	253	93
Total impaired loans	$2,426	$1,342
Specific allowance for credit losses	$646	$405
Average impaired loan balance	$1,867	$674
(a)	National City impaired loans accounted for under SOP 03-3 are excluded from this table.

NOTE 6 LOANS ACQUIRED IN A TRANSFER

At December 31, 2008, PNC identified certain loans related to the National City acquisition, for which there was evidence of credit quality deterioration since origination and it was probable that PNC would be unable to collect all contractually required principal and interest payments. These loans are accounted for under SOP 03-3. Evidence of credit quality deterioration includes statistics such as past due status, declines in current borrower FICO credit scores, geographic concentration and declines in current loan-to-value ratios. SOP 03-3 requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP.

During the first quarter of 2009, additional information was obtained about the credit quality of acquired loans as of the acquisition date. As a result, an additional $1.9 billion of acquired loans were deemed SOP 03-3 impaired as of December 31, 2008 and the carryover allowance for loan losses attributable to these loans of $83 million was released. Adjustments to the fair value of SOP 03-3 impaired loans of $1.2 billion were also recognized. The related accretable yield was also decreased during the quarter to reflect this activity.

At both March 31, 2009 and December 31, 2008, acquired loans within the scope of SOP 03-3 had a carrying value of $11.9 billion. During the first quarter of 2009, the amount of SOP 03-3 impaired loans was increased by $0.7 billion, as a result of the purchase accounting adjustments described above, and from accretion of purchase accounting discount of $0.2 billion. These increases were offset by payments of $0.9 billion. The unpaid principal balance of these loans was $19.6 billion at March 31, 2009 and $19.3 billion at December 31, 2008, as detailed below:

SUMMARY OF SOP 03-3 IMPAIRED LOANS

	March 31, 2009		December 31, 2008
In millions	Carrying Value	Outstanding Balance	Carrying Value	Outstanding Balance
Commercial	$744	$1,916	$503	$1,194
Commercial real estate	1,668	3,405	1,340	2,831
Consumer	3,609	5,978	3,924	5,785
Residential real estate	5,831	8,269	6,154	9,482
Total	$11,852	$19,568	$11,921	$19,292

Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from prepayments, the effect will be to reduce prospectively the yield recognized.

Subsequent decreases to the expected cash flows will generally result in a charge to the provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. During the first quarter of 2009, decreases in the expected cash flows of acquired

SOP 03-3 impaired loans resulted in a provision for credit losses of $183 million. This resulted in an allowance for loan and lease losses on $3.3 billion of the SOP 03-3 impaired loans while the remaining $8.6 billion of SOP 03-3 impaired loans required no allowance as expected cash flows improved or remained the same. As of March 31, 2009, the allowance for loan losses on acquired SOP 03-3 impaired loans was $183 million. There was no such allowance on any of these loans at December 31, 2008.

Subsequent increases in cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. During the first quarter of 2009, increases in the expected cash flows of acquired SOP 03-3 impaired loans resulted in an increase in accretable yield of $268 million. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings, result in removal of the loan from the SOP 03-3 portfolio at its carrying amount.

The following table displays activity for the accretable yield of these loans for the three months ended March 31, 2009.

Accretable Yield

In millions	For the Three Months Ended March 31, 2009
Beginning balance	$3,668
Accretion	(213)
Purchase accounting adjustments (a)	(810)
Reclassifications to/(from) accretable difference	268
Ending balance	$2,913
(a)	See Note 2 National City Acquisition for additional information.

NOTE 7 INVESTMENT SECURITIES

.In millions	Amortized Cost (a)	Unrealized			Fair Value
			Losses
		Gains	OTTI	Other
March 31, 2009

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$2,597	$29		$(2)	$2,624
Residential mortgage-backed
Agency	22,860	577		(10)	23,427
Nonagency	12,900	219	$(584)	(3,254)	9,281
Commercial mortgage-backed	4,248			(820)	3,428
Asset-backed	2,005	11	(89)	(438)	1,489
State and municipal	1,382	29		(74)	1,337
Other debt	786	11	(1)	(22)	774
Total debt securities	46,778	876	(674)	(4,620)	42,360
Corporate stocks and other	281			(1)	280
Total securities available for sale	$47,059	$876	$(674)	$(4,621)	$42,640
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed	$2,002	$26		$(59)	$1,969
Asset-backed	1,602	55		(34)	1,623
Other debt	9	1			10
Total debt securities	3,613	82		(93)	3,602
Total securities held to maturity	$3,613	$82		$(93)	$3,602

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
December 31, 2008

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$738	$1		$739
Residential mortgage-backed
Agency	22,744	371	$(9)	23,106
Nonagency	13,205		(4,374)	8,831
Commercial mortgage-backed	4,305		(859)	3,446
Asset-backed	2,069	4	(446)	1,627
State and municipal	1,326	13	(76)	1,263
Other debt	563	11	(15)	559
Total debt securities	44,950	400	(5,779)	39,571
Corporate stocks and other	575		(4)	571
Total securities available for sale	$45,525	$400	$(5,783)	$40,142
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed	$1,945	$10	$(59)	$1,896
Asset-backed	1,376	7	(25)	1,358
Other debt	10			10
Total debt securities	3,331	17	(84)	3,264
Total securities held to maturity	$3,331	$17	$(84)	$3,264
(a)	The amortized cost for debt securities for which an OTTI was recorded prior to January 1, 2009 was adjusted for the pretax cumulative effect adjustment recorded under FSP 115-2 and 124-2.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and illiquidity. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax. Unrealized OTTI losses on debt securities held to maturity and available for sale are also included in shareholders’ equity as accumulated other comprehensive loss, net of tax.

The following table presents unrealized loss and fair value of securities available for sale at March 31, 2009 and December 31, 2008. The table includes debt securities where a portion of OTTI has been recognized in accumulated other comprehensive income (loss). These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more. The gross unrealized loss on debt securities held to maturity was $93 million at March 31, 2009 and $84 million at December 31, 2008, with all positions in a continuous loss position of less than 12 months.

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
March 31, 2009	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities available for sale
Debt securities
Residential mortgage-backed
Agency	$(7)	$396	$(4)	$167	$(11)	$563
Nonagency	(236)	817	(3,602)	6,987	(3,838)	7,804
Commercial mortgage-backed	(350)	1,579	(469)	1,864	(819)	3,443
Asset-backed	(45)	428	(482)	1,004	(527)	1,432
State and municipal	(50)	322	(24)	66	(74)	388
Other debt	(19)	504	(6)	6	(25)	510
Total	$(707)	$4,046	$(4,587)	$10,094	$(5,294)	$14,140

December 31, 2008
Securities available for sale
Debt securities
Residential mortgage-backed
Agency	$(1)	$49	$(7)	$188	$(8)	$237
Nonagency	(1,774)	3,570	(2,601)	3,683	(4,375)	7,253
Commercial mortgage-backed	(482)	2,207	(377)	1,184	(859)	3,391
Asset-backed	(102)	523	(344)	887	(446)	1,410
State and municipal	(56)	370	(20)	26	(76)	396
Other debt	(11)	185	(4)	8	(15)	193
Total	$(2,426)	$6,904	$(3,353)	$5,976	$(5,779)	$12,880

Other-Than-Temporary Impairments (OTTI)—Summary

During the first quarter of 2009, we recorded OTTI charges totaling $686 million. The credit-related portion of these impairments totaled $149 million, comprised of $145 million of OTTI on debt securities and $4 million of OTTI on equity securities, and reduced noninterest income by this amount. The noncredit portion of these impairments totaled $537 million and was included in accumulated other comprehensive loss as of March 31, 2009.

Rollforward of 2009 Credit Losses on Debt Securities

In millions	Nonagency residential mortgage-backed	Commercial mortgage-backed	Asset backed	Other debt	Total
December 31, 2008	$35		$34		$69
Loss where impairment was not previously recognized	118	$5	18	$4	145
March 31, 2009	$153	$5	$52	$4	$214

Additional information regarding OTTI recognized on debt securities follows. Results of OTTI analyses are reviewed by a cross-functional team of senior management representing Asset & Liability Management, Finance, and Balance Sheet Risk Management to determine whether an OTTI is evident and should be recognized. OTTI is recognized when, based on the expected cash flow analyses described below, we determine that we will not recover the entire amortized cost basis of the security. For those securities for which our analysis shows we will recover our entire cost basis, we do not intend to sell these securities and it is not more likely than not that we will be required to sell them before the anticipated recovery of remaining amortized cost basis.

OTTI—Nonagency Residential Mortgage-Backed Securities and Asset-Backed Securities Collateralized by First-Lien and Second-Lien Residential Mortgage Loans

During the first quarter of 2009, we recognized credit losses of $136 million on 39 non-agency residential mortgage-backed securities and four asset-backed securities (those collateralized by first- and second-lien residential mortgage loans). To measure credit losses we compile relevant collateral details and performance statistics on a security-by-security basis. The securities are then processed through a series of pre-established filters that include minimum thresholds for external credit ratings, the ratio of delinquencies to current credit enhancement, market price and whether the respective tranche incurs a loss using a third party loss model.

Securities not passing all of the filters are subjected to further analysis. We develop assumptions for prepayment speed, a delinquency default multiplier, and loss severity for securities grouped by security type, based on the underlying collateral characteristics, and vintage. We also consider actual recent collateral performance and security structuring (e.g., cross-subordination that may not be adequately addressed in the standard analysis, and the existence of third party guarantees). The resulting projections of future performance and cash flows of the underlying collateral are then allocated to each security. Based on the results of the cash flow analysis, we determined whether it is likely we will recover the amortized cost basis of our securities.

OTTI—Commercial Mortgage-Backed Securities

During the first quarter of 2009, we recognized credit losses of $5 million on three commercial mortgage-backed securities. To measure credit losses we compile relevant collateral details and performance statistics on a security-by-security basis. The securities are then processed through a series of pre-established filters that include minimum thresholds for external credit ratings, that ratio of delinquencies to current credit enhancement, and market price.

Securities not passing all of the filters are subjected to further analysis. We conduct this analysis at the loan-level, beginning with those that are severely delinquent. The analysis includes examining historic cash flows, occupancy, rent rolls, the entire debt stack (inside and outside of the trust) and special servicer details. For non-delinquent loans, we prepare a similar analysis on the highest balance loans in each deal. For the remainder of the loans, we monitor debt service coverage ratios and loan-to-value stratifications.

OTTI—Other Debt Securities

During the first quarter of 2009, we recorded credit losses of $4 million on two other debt securities. To measure credit losses we compile relevant collateral details and performance statistics on a security-by-security basis. The securities are then assessed, considering the external credit rating, market price, security performance, and the creditworthiness of the counterparty.

Information relating to securities gains and losses is set forth in the following table.

Gains on Sales of Securities

Three months ended March 31 In millions	Proceeds	Gross Gains	Tax Expense
2009	$2,744	$56	$20
2008	2,363	41	14

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $21.0 billion at March 31, 2009 and $22.5 billion at December 31, 2008. The pledged securities include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $1.5 billion at March 31, 2009 and $1.6 billion at December 31, 2008 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $285 million was repledged to others at March 31, 2009 and $461 million was repledged to others at December 31, 2008.

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2009.

Contractual Maturity Of Debt Securities

March 31, 2009 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$13	$1,334	$1,044	$206	$2,597
Residential mortgage-backed
Agency	82	242	1,468	21,069	22,860
Nonagency			143	12,757	12,900
Commercial mortgage-backed		37		4,210	4,248
Asset-backed		67	476	1,462	2,005
State and municipal	87	206	183	907	1,382
Other debt	3	693	59	30	786
Total debt securities available for sale	$185	$2,579	$3,373	$40,641	$46,778
Fair value	$186	$2,606	$3,380	$36,188	$42,360
Weighted-average yield, GAAP basis	4.71%	3.55%	4.13%	5.13%	4.97%
SECURITIES HELD TO MATURITY
Commercial mortgage-backed		$132	$67	$1,803	$2,001
Asset-backed	$18	1,210	208	166	1,603
Other debt				9	9
Total debt securities held to maturity	$18	$1,342	$275	$1,978	$3,613
Fair value	$18	$1,368	$288	$1,928	$3,602
Weighted-average yield, GAAP basis	5.35%	4.58%	4.60%	5.14%	4.89%

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of agency mortgage-backed securities was 2 years and 5 months, of nonagency mortgage-backed securities was 4 years and 9 months, of commercial mortgage-backed securities was 4 years and 2 months and of asset-backed securities was 5 years and 4 months at March 31, 2009. Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

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

Level 2

Observable inputs other than Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the asset or liability. Level 2 assets and liabilities may include debt securities, equity securities and listed derivative contracts with quoted prices that are traded in markets that are not active, and certain debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs. This category generally includes agency residential mortgage-backed debt securities, asset-backed securities, corporate debt securities, residential mortgage loans held for sale, and derivative contracts.

Level 3

Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain available for sale securities, commercial mortgage loans held for sale, private equity investments, trading securities, residential mortgage servicing rights, BlackRock Series C Preferred Stock and financial derivative contracts. The available for sale and trading securities within Level 3 include non-agency residential mortgage-backed securities, commercial mortgage-backed securities, auction rate securities, certain private-issuer asset-backed securities and corporate debt securities. Nonrecurring items, primarily certain nonaccrual and other loans held for sale and commercial mortgage servicing rights, equity investments and other assets are also included in this category.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow. The assets and liabilities acquired from National City are included as of and for the three months ended March 31, 2009, but were excluded as of December 31, 2008, the acquisition date.

Fair Value Measurements—Summary

	March 31, 2009				December 31, 2008 (j)
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$2,758	$25,453	$14,429	$42,640	$347	$21,633	$4,837	$26,817
Financial derivatives (a)	6	6,845	175	7,026	16	5,582	125	5,723
Trading securities (b)	174	801	112	1,087	89	529	73	691
Commercial mortgage loans held for sale (c)			1,245	1,245			1,400	1,400
Residential mortgage loans held for sale (c)		2,226		2,226
Loans (d)		53		53
Customer resale agreements (e)		1,064		1,064		1,072		1,072
Equity investments			1,135	1,135			571	571
Residential mortgage servicing rights (f)			1,052	1,052			6	6
Other assets (g)		155	310	465		144		144
Total assets	$2,938	$36,597	$18,458	$57,993	$452	$28,960	$7,012	$36,424
Liabilities
Financial derivatives (h)	$1	$5,020	$101	$5,122	$2	$4,387	$22	$4,411
Trading securities sold short (i)	349	45		394	182	207		389
Other liabilities		21		21		9		9
Total liabilities	$350	$5,086	$101	$5,537	$184	$4,603	$22	$4,809
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in trading securities on the Consolidated Balance Sheet. Fair value includes net unrealized gains of $9 million at March 31, 2009 compared with net unrealized losses of $28 million at December 31, 2008.
(c)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for certain commercial and residential mortgage loans held for sale.
(d)	Included in loans on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(e)	Included in federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option under SFAS 159 for this item.
(f)	Included in other intangible assets on the Consolidated Balance Sheet.
(g)	Includes BlackRock Series C Preferred Stock.
(h)	Included in other liabilities on the Consolidated Balance Sheet.
(i)	Included in other borrowed funds on the Consolidated Balance Sheet. These are all debt securities.
(j)	Excludes assets and liabilities associated with the acquisition of National City.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the first quarter of 2009 and 2008 follow.

Level 3 Instruments Only In millions	Securities available for sale (b)	Financial derivatives (b)	Trading securities (b)	Commercial mortgage loans held for sale (c)	Equity investments (b)	Residential mortgage servicing rights	Other assets (b)	Total Assets	Financial derivatives (b)	Total Liabilities
December 31, 2008	$4,837	$125	$73	$1,400	$571	$6		$7,012	$22	$22
National City acquisition	1,063	35	32	1	610	1,019	$40	2,800	16	16
Balance, January 1, 2009	5,900	160	105	1,401	1,181	1,025	40	9,812	38	38
Total realized/unrealized gains or losses:
Included in earnings (*)	(130)	162	(6)	(58)	(64)	3	69	(24)	61	61
Included in other comprehensive income	495						(10)	485
Purchases, issuances, and settlements, net	(16)	(150)	10	(98)	18	24	211	(1)	2	2
Transfers into Level 3, net (at end of period)	8,180	3	3					8,186
March 31, 2009	$14,429	$175	$112	$1,245	$1,135	$1,052	$310	$18,458	$101	$101
(*) Attributable to unrealized gains or losses related to assets or liabilities held at March 31, 2009:		$73	$(3)	$(54)	$(67)	$(5)		$(56)	$10	$10

	Securities available for sale (b)	Financial derivatives (b)	Commercial mortgage loans held for sale (c)	Equity investments (b)	Other assets (b)	Total Assets	Financial derivatives (b)	Total Liabilities
December 31, 2007	$285	$130	$2,018	$568	$4	$3,005	$326	$326
Impact of SFAS 157 and SFAS 159 adoption		2	2			4
Balance, January 1, 2008	285	132	2,020	568	4	3,009	326	326
Total realized/unrealized gains or losses (a):
Included in earnings (**)		(31)	(130)	25		(136)	(69)	(69)
Included in other comprehensive income	(54)					(54)
Purchases, issuances, and settlements, net	2	(11)	178	(48)		121	(18)	(18)
March 31, 2008	$233	$90	$2,068	$545	$4	$2,940	$239	$239
(**) Attributable to unrealized gains or losses related to assets or liabilities held at March 31, 2008:		$(34)	$(130)	$15		$(149)	$(28)	$(28)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	Carried at fair value prior to our adoption of SFAS 157.
(c)	We elected the fair value option under SFAS 159 for this item.

Net losses (realized and unrealized) relating to Level 3 assets and liabilities were $85 million for the first quarter of 2009. This amount included net unrealized losses of $66 million. The comparable losses for the first quarter of 2008 were $67 million and $121 million, respectively. These amounts were included in noninterest income in the Consolidated Income Statement.

During the first quarter of 2009, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $8.2 billion. These primarily related to non-agency residential and commercial mortgage-backed securities where management determined that the volume and level of activity for these assets had significantly decreased. The lack of relevant market activity for these securities resulted in management incorporating the use of a discounted cash flow technique that includes assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty, that are based on both observable and unobservable inputs. We used the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is most representative under current market conditions. Other Level 3 assets include commercial mortgage loans held for sale, certain equity securities, auction rate securities, corporate debt securities, trading securities, certain private-issuer asset-backed securities, private equity investments, residential mortgage servicing rights and other assets.

Details of available for sale and trading securities measured at fair value on a recurring basis follow.

Fair Value Measurements—Available for sale and trading securities

	March 31, 2009
In millions	Level 1	Level 2	Level 3	Total Fair Value
Available for sale securities
US Treasury and government agencies	$2,591	$33		$2,624
Residential mortgage-backed – Agency		23,421	$6	23,427
Residential mortgage-backed – Nonagency			9,281	9,281
Commercial mortgage-backed			3,428	3,428
Asset-backed		170	1,319	1,489
State and municipal		1,046	291	1,337
Other debt		723	51	774
Total debt securities	2,591	25,393	14,376	42,360
Corporate stocks and other	167	60	53	280
Total securities available for sale	$2,758	$25,453	$14,429	$42,640
Trading securities
Debt	$89	$762	$87	$938
Equity	85	39	25	149
Total trading securities	$174	$801	$112	$1,087

Detailed reconciliations of available for sale and trading securities measured at fair value on a recurring basis using Level 3 inputs for the first quarter of 2009 follow.

Level 3 Instruments Only In millions	Residential mortgage- backed Agency	Residential mortgage- backed Nonagency	Commercial mortgage- backed	Asset- backed	State and municipal	Other debt	Corporate stocks and other	Total available for sale securities	Trading securities debt	Trading securities equity
December 31, 2008		$3,304	$337	$833	$271	$34	$58	$4,837	$56	$17
National City acquisition	$7	899		59	50	48		1,063	26	6
Balance, January 1, 2009	7	4,203	337	892	321	82	58	5,900	82	23
Total realized/unrealized gains or losses:
Included in earnings (*)		(110)	(5)	(11)		(4)		(130)	(5)	(1)
Included in other comprehensive income	(1)	472	51	(24)	2	(2)	(3)	495
Purchases, issuances, and settlements, net		25		(7)	(6)	(26)	(2)	(16)	10
Transfers into Level 3, net (at end of period)		4,691	3,045	469	(26)	1		8,180		3
March 31, 2009	$6	$9,281	$3,428	$1,319	$291	$51	$53	$14,429	$87	$25
(*) Attributable to unrealized gains or losses related to available for sale and trading securities held at March 31, 2009:									$(2)	$(1)

Interest income earned from trading securities totaled $10 million in the first quarter of 2009 and $44 million in the first quarter of 2008 and is included in Other interest income in the Consolidated Income Statement.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans and loans held for sale represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or based on an observable market price, which often results in significant management assumptions and input with respect to the determination of fair value. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial mortgage servicing rights reflect an impairment of certain strata of these assets at December 31, 2008 and recovery of a stratum during the first quarter of 2009. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates on servicing revenue and costs, discount rates and prepayment speeds. Annually, this model is subject to an internal review process to validate controls and model results.

Fair Value Measurements—Nonrecurring (a)

	Fair Value		Gains (Losses) for three months ended
In millions	March 31 2009	December 31 2008	March 31 2009	March 31 2008
Assets
Nonaccrual loans	$509	$250	$(146)	$(26)
Loans held for sale	26	101	(6)	(8)
Equity investment	60	75	(43)
Commercial mortgage servicing rights (b)	329	560	9
Other assets	80		(24)
Total assets	$1,004	$986	$(210)	$(34)
(a)	All Level 3.
(b)	One stratum at fair value at March 31, 2009 and two strata at December 31, 2008.

Fair Value Option

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans held for sale at fair value under SFAS 159. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. It also eliminates the requirements of hedge accounting under SFAS 133. At origination, these loans were intended for securitization. As such, a synthetic securitization methodology was used historically to value the loans and the related unfunded commitments on an aggregate basis based upon current commercial mortgage-backed securities (CMBS) market structures and conditions. Due to inactivity in the CMBS securitization market in 2008 and 2009, we now determine the fair value of commercial mortgage loans held for sale under SFAS 159 by using a whole loan methodology. Fair value is determined using assumptions that management believes a market participant would use in pricing the loans. When available, valuation assumptions included observable inputs based on whole loan sales in the quarter. Adjustments are made to these assumptions to account when uncertainties exist, including market conditions, and liquidity. Based on the significance of unobservable inputs, we classified this portfolio as Level 3.   Credit risk was included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace.

At March 31, 2009, commercial mortgage loans held for sale for which the fair value option had been elected had an aggregate fair value of $1.2 billion and an aggregate outstanding principal balance of $1.5 billion. The comparable amounts at December 31, 2008 were $1.4 billion and $1.6 billion, respectively.

Interest income on these loans is recorded as earned and reported in the Consolidated Income Statement in the caption Interest Income—Other. Net losses resulting from changes in fair value of these loans of $58 million in the first quarter of 2009 and $130 million for the first quarter of 2008 were recorded in other noninterest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the first quarter of 2009 and the first quarter of 2008 were not material. The changes in fair value of these loans were partially offset by changes in the fair value of the related financial derivatives that economically hedged these loans.

Residential Mortgage Loans Held for Sale

We have elected to account for certain residential mortgage loans originated for sale at fair value on a recurring basis under SFAS 159. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2. At March 31, 2009, residential mortgage loans held for sale for which the fair value option had been elected had an aggregate fair value and an outstanding principal balance of $2.2 billion. At December 31, 2008, these loans were acquired with National City and were valued at fair value pursuant to SFAS 141. Certain of these loans have been subsequently reclassified to portfolio loans. At March 31, 2009, residential mortgage loans held in portfolio had an aggregate fair value of $31 million and an aggregate outstanding principal balance of $34 million.

Customer Resale Agreements and Bank Notes

We have elected to account for structured resale agreements and structured bank notes at fair value, which are economically hedged using free-standing financial derivatives.

The fair value for structured resale agreements and structured bank notes is determined using a model which includes observable market data as inputs such as interest rates. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market related data. Changes in fair value due to instrument-specific credit risk for both the first quarter of 2009 and the first quarter of 2008 were not material. At March 31, 2009, structured resale agreements with an aggregate fair value of $1.1 billion were included in federal funds sold and resale agreements on our Consolidated Balance Sheet. The aggregate outstanding principal balance at March 31, 2009 was $980 million. The comparable amounts at December 31, 2008 were $1.1 billion and $980 million, respectively. Interest income on structured resale agreements is reported in the Consolidated Income Statement in the caption Interest Income—Other.

BlackRock Series C Preferred Stock

Effective February 27, 2009, we elected to account for the approximately 2.9 million shares of the BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. The Series C Preferred Stock will serve as an economic hedge of the BlackRock LTIP liability that is accounted for as a derivative.

The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant restrictions exist on our ability to transfer the Series C shares for any purpose other than to satisfy the LTIP obligation. The aggregate fair value at March 31, 2009 was $272 million.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option—Changes in Fair Value

Three months ended March 31	Total gains (losses) (a)
In millions	2009	2008
Assets
Customer resale agreements	$(7)	$29
Commercial mortgage loans held for sale	(58)	(130)
Residential mortgage loans held for sale	119
Residential mortgage loans – portfolio	(3)
BlackRock Series C Preferred Stock	61
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option for March 31, 2009 and December 31, 2008 follow.

Fair Value Option—Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2009
Customer resale agreements	$1,064	$980	$84
Residential mortgage loans held for sale
Performing loans	2,185	2,156	29
Loans 90 days or more past due	39	47	(8)
Nonaccrual loans	2	5	(3)
Total	2,226	2,208	18
Commercial mortgage loans held for sale
Performing loans	1,218	1,452	(234)
Nonaccrual loans	27	32	(5)
Total	1,245	1,484	(239)
Residential mortgage loans – portfolio
Performing loans	15	15
Loans 90 days or more past due	9	11	(2)
Nonaccrual loans	7	8	(1)
Total	$31	$34	$(3)
December 31, 2008
Customer resale agreements	$1,072	$980	$92
Commercial mortgage loans held for sale
Performing loans	1,376	1,572	(196)
Nonaccrual loans	24	27	(3)
Total	$1,400	$1,599	$(199)

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill and other intangible assets during the first quarter of 2009 follow:

Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at January 1, 2009	$8,868	$930	$1,890
Additions/adjustments:
National City acquisition		514	10
Mortgage and other loan servicing rights			55
BlackRock	(11)
Other	(2)
Impairment reversal			19
Amortization		(62)	(33)
Balance at March 31, 2009	$8,855	$1,382	$1,941

An interim impairment test of goodwill was performed during the first quarter of 2009. This test did not result in any impairment. Changes in goodwill by business segment during the first quarter of 2009 follow:

Goodwill

In millions	January 1 2009	Additions/ Adjustments	March 31 2009
Retail Banking	$5,968	$(915)	$5,053
Corporate & Institutional Banking	1,609	913	2,522
Global Investment Servicing	1,233		1,233
BlackRock	44	(11)	33
Asset Management Group	14		14
Total	$8,868	$(13)	$8,855

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at that date becomes available.

As of March 31, 2009, no goodwill had been recognized in connection with the National City acquisition. The allocation of the purchase price may be further modified through 2009 as more information is obtained and exit plans are finalized which may result in goodwill being recognized in future periods.

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We adjust goodwill when BlackRock repurchases its shares at an amount greater (or less) than book value per share which results in an increase (or decrease) in our percentage ownership interest.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	March 31 2009	December 31 2008
Customer-related and other intangibles
Gross carrying amount	$1,808	$1,291
Accumulated amortization	(426)	(361)
Net carrying amount	$1,382	$930
Mortgage and other loan servicing rights
Gross carrying amount	$2,351	$2,286
Valuation allowance	(16)	(35)
Accumulated amortization	(394)	(361)
Net carrying amount	$1,941	$1,890
Total	$3,323	$2,820

During the first quarter of 2009, adjustments were made to the estimated fair values of assets acquired and liabilities assumed as part of the National City acquisition. This resulted in the recognition of $514 million of core deposit and other relationship intangibles at March 31, 2009. As of December 31, 2008, the values of these intangibles had been reduced by the allocation of negative goodwill.

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 14 years, with a weighted-average remaining useful life of approximately 11 years.

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2009	2008
Balance at January 1	$864	$694
Additions	22	13
Impairment reversal	19
Amortization expense	(31)	(29)
Balance at March 31	$874	$678

We recognize as an other intangible asset the right to service mortgage loans for others. Commercial mortgage servicing rights are purchased in the open market and originated when loans are sold with servicing retained. Commercial mortgage servicing rights are initially recorded at fair value. These rights are subsequently measured using the amortization method. Accordingly, the commercial mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income over a period of 5 to 10 years.

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

Changes in the residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights (a)

In millions	2009
Balance at January 1	$1,008
Additions:
From loans sold with servicing retained	97
Changes in fair value due to:
Time and payoffs (b)	(73)
Purchase accounting adjustments	17
Other (c)	3
Balance at March 31	$1,052
Unpaid principal balance of loans serviced for others at March 31	$168,444
(a)	The balance at January 1, 2008 and March 31, 2008 was $4 million, and the unpaid principal balance of loans serviced for others at March 31, 2008 was $356 million.
(b)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.
(c)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

We recognize mortgage servicing right assets on residential real estate loans when we retain the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. Mortgage servicing rights are subject to declines in value principally from actual or expected prepayments of the underlying loans. We manage this risk by economically hedging the fair value of mortgage servicing rights with securities and derivative instruments which are expected to increase in value when the value of mortgage servicing rights declines.

The fair value of residential mortgage servicing rights is estimated by using third party software with internal valuation assumptions. The software calculates the present value of estimated future net servicing cash flows considering estimates on servicing revenue and costs, discount rates, prepayment speeds and future mortgage rates.

Revenue from mortgage and other loan servicing generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances, and ancillary fees totaling $204 million for the first quarter of 2009 and $43 million for the first quarter of 2008. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for the first quarter of 2009 was $76 million and $54 million for the first quarter of 2008. Amortization expense on existing intangible assets for 2009 through 2014 is estimated to be as follows:

•	Remainder of 2009: $268 million,
•	2010: $302 million,
•	2011: $273 million,
•	2012: $260 million,
•	2013: $231 million, and
•	2014: $197 million.

NOTE 10 LOAN SALES AND SECURITIZATIONS

Loan Sales

We sell residential and commercial mortgage loans to government-sponsored enterprises (“GSEs”) and in certain instances to other third-party investors. The GSEs, such as Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market. Generally, we do not retain any interest in the transferred loans other than mortgage servicing rights. Refer to Note 9 Goodwill and Other Intangible Assets for further discussion on our residential and commercial mortgage servicing rights assets. During the first three months of 2009, residential and commercial mortgage loans sold totaled $6.3 billion and $1.7 billion, respectively. During the first three months of 2008, commercial mortgage loans sold totaled $719 million. There were no residential mortgage loans sales in the first three months of 2008 as these activities were obtained through our acquisition of National City.

Our continuing involvement in these loan sales consists primarily of servicing and limited repurchase obligations for loan and servicer breaches in representations and warranties. Generally, we hold a cleanup call repurchase option for loans sold with servicing retained to the other third-party investors. In certain circumstances as servicer, we advance principal and interest payments to the GSEs and other third-party investors. Our risk of loss in these servicing advances is generally minimal.

We maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties. We have also entered into recourse arrangements associated with commercial mortgage loans sold to FNMA and FHLMC. Refer to Note 18 Commitments and Guarantees for further discussion on our repurchase liability and recourse arrangements. Our maximum exposure to loss in our loan sale activities is limited to these repurchase and recourse obligations.

In addition, for certain loans sold to GNMA and FNMA, we hold an option to repurchase individual delinquent loans that meet certain criteria. Without prior authorization from these GSEs, this option gives PNC the ability to repurchase the delinquent loan at par. Under SFAS 140, once we have the unilateral ability to repurchase the delinquent loan, effective control over the loan has been regained and we are required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of our intent to repurchase the loan. At March 31, 2009 and December 31, 2008, the balance of our repurchase option asset and liability totaled $996 million and $476 million, respectively.

Securitizations

In securitizations, loans are typically transferred to a qualifying special purpose entity (“QSPE”) that is demonstrably distinct from the transferor to transfer the risk from our Consolidated Balance Sheet. A QSPE is a bankruptcy-remote trust allowed to perform only certain passive activities. In addition, these entities are self-liquidating and in certain instances are structured as Real Estate Mortgage Investment Conduits (“REMICs”) for tax purposes. The QSPEs are generally financed by issuing certificates for various levels of senior and subordinated tranches. QSPEs are exempt from consolidation under the provisions of FIN 46R.

Our securitization activities were primarily obtained through our acquisition of National City. Pools of credit card, automobile, and mortgage loans were securitized through QSPEs sponsored by National City. These QSPEs were financed primarily through the issuance and sale of beneficial interests to independent third parties and are not consolidated on our balance sheet. Consolidation of these QSPEs could occur if circumstances or events subsequent to the securitization transaction dates would cause the entities to lose their “qualified” status. No such events have occurred.

Qualitative and quantitative information about the securitization QSPEs and our retained interests in these transactions follow. Refer to our 2008 Form 10-K for discussion of our continuing involvement in these transactions.

The following summarizes the assets and liabilities of the securitization QSPEs at March 31, 2009.

As of March 31, 2009				As of December 31, 2008
(In millions)	Credit Card	Automobile	Mortgage	Credit Card	Automobile	Mortgage
Assets (a)	$2,017	$191	$297	$2,129	$250	$319
Liabilities	1,824	191	297	1,824	250	319
(a)	Represents period-end outstanding principal balances of loans transferred to the securitization QSPEs.

Credit Card Loans

Retained interests in the credit card securitizations consist of seller’s interest, an interest-only strip, and asset-backed securities issued by the credit card securitization QSPE. Seller’s interest is recognized in portfolio loans on the Consolidated Balance Sheet and totaled approximately $202 million at March 31, 2009 and $315 million at December 31, 2008. The interest-only strips are recognized in other assets on the Consolidated Balance Sheet and totaled approximately $18 million at March 31, 2009 and $20 million at December 31, 2008. The asset-backed securities are recognized in investment securities on the Consolidated Balance Sheet and totaled approximately $26 million at March 31, 2009 and $25 million at December 31, 2008. These retained interests represent the maximum exposure to loss associated with our involvement in these securitizations.

Automobile Loans

Retained interests in the automobile securitization consist of an interest-only strip and asset-backed securities issued by the automobile securitization QSPE. The interest-only strip and asset-backed securities are recognized in other assets and investment securities, respectively, on the Consolidated Balance Sheet. At March 31, 2009 and December 31, 2008, the fair value of the interest-only strip was $10 million and $9 million, respectively. At March 31, 2009 and December 31, 2008, the fair value of the retained asset-backed securities totaled approximately $14 million and $15 million, respectively. These retained interests represent the maximum exposure to loss associated with our involvement in this securitization.

The following is a summary of owned and securitized loans, which are managed on a combined basis.

	March 31, 2009			December 31, 2008
In millions	Principal Balance	Loans Past Due 30 Days or More	Net Credit Losses for the Three Months Ended March 31, 2009	Principal Balance	Loans Past Due 30 Days or More
Loans managed
Credit card	$4,042	$195	$80	$4,061	$191
Automobile	1,836	26	7	1,841	41
Jumbo mortgages	1,028	159	3	866	78
Total loans managed	$6,906	$380	$90	$6,768	$310
Less: Loans securitized
Credit card	$1,824	$77	$31	$1,824	$73
Automobile	191	5	1	250	9
Jumbo mortgages	297	5		319	5
Total loans securitized	$2,312	$87	$32	$2,393	$87
Less: Loans held for securitization
Jumbo mortgages	$6			$9	$4
Loans held in portfolio	$4,588	$293	$58	$4,366	$219

Certain cash flows received from the securitization trusts follow:

	Three Months Ended March 31, 2009
In millions	Credit Card	Automobile	Mortgage
Proceeds from collections reinvested in previous securitizations	$870.7
Servicing fees received	9.1	$.6	$.2
Other cash flows received on interests that continue to be held	29.8	.2

The tables below present the weighted-average assumptions used to measure the fair values of our retained interests as of March 31, 2009. Fair value was determined by discounting the expected future cash flows of these assets. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Credit Card Loans

March 31, 2009 Dollars in millions	Fair Value	Weighted- Average Life (in months)	Variable Annual Coupon Rate To Investors	Monthly Principal Repayment Rate	Expected Annual Credit Losses	Annual Discount Rate	Yield
Interest-only strip (a)
Decline in fair value:	$17.6	3.4	1.27%	16.92%	5.97%	15.00%	12.45%
10% adverse change			$.3	$1.3	$2.6		$5.6
20% adverse change			$.4	$2.5	$5.0		$10.8
(a)	Series 2005-1, 2006-1, 2007-1, 2008-1, 2008-2, and 2008-3.

Automobile Loans

March 31, 2009 Dollars in millions	Fair Value	Weighted- Average Life (in months)	Monthly Prepayment Speed (% ABS) (a)	Expected Cumulative Credit Losses	Annual Discount Rate	Weighted- Average Coupon
Interest-only strip (b)
Decline in fair value:	$9.8	2.9	1.26%	1.49%	12.00%	7.06%
10% adverse change				$.1		$.3
20% adverse change				$.2		$.5
(a)	Absolute prepayment speed.
(b)	Series 2005-A.

NOTE 11 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

Our capital securities of subsidiary trusts are described in Note 14 Capital Securities of Subsidiary Trusts in our 2008 Form 10-K. All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable. The financial statements of the Trusts are not included in PNC's consolidated financial statements in accordance with GAAP.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 23 Regulatory Matters in our 2008 Form 10-K.

PNC is subject to restrictions on dividends and other provisions similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 3 Variable Interest Entities in our 2008 Form 10-K. PNC is also subject to dividend restrictions as a result of our issuance of preferred stock to the US Treasury under the TARP Capital Purchase Program as described in Note 19 Shareholders’ Equity in our 2008 Form 10-K.

NOTE 12 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

PENSION AND POSTRETIREMENT PLANS

As described in Note 15 Employee Benefit Plans in our 2008 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. The plan derives benefits from cash balance formulas based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. National City had a qualified pension plan covering substantially all employees hired prior to April 1, 2006. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. The National City plan was merged with our qualified pension plan on December 31, 2008. As of the plan merger date, no changes to either plan design or benefits occurred.

We also maintain nonqualified supplemental retirement plans for certain employees. On December 31, 2008, the participants of National City’s supplemental executive retirement plans became 100% vested due to the change in control. We also provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. The Company reserves the right to terminate or make plan changes at any time.

The components of our net periodic pension and post-retirement benefit cost for the first three months of 2009 and 2008 were as follows:

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended March 31 In millions	2009	2008	2009	2008	2009	2008
Net periodic cost consists of:
Service cost	$23	$11	$1		$1	$1
Interest cost	54	22	4	$2	5	4
Expected return on plan assets	(66)	(40)
Amortization of prior service cost					(1)	(2)
Amortization of actuarial losses	20			1
Net periodic cost (benefit)	$31	$(7)	$5	$3	$5	$3

STOCK-BASED COMPENSATION PLANS

As more fully described in Note 16 Stock-Based Compensation Plans in our 2008 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of March 31, 2009, no stock appreciation rights were outstanding.

NONQUALIFIED STOCK OPTIONS

In addition to the regular annual grant of stock options, during the first quarter of 2009, we granted approximately 1.9 million of performance-based options to certain senior executives. While these options generally contain the same terms and conditions as previous option grants, cliff vesting will occur on or after the third anniversary from the grant date and only if certain financial and other performance conditions are met, primarily related to the successful integration of the National City transaction. These options were approved by the Personnel and Compensation Committee of the Board of Directors.

For purposes of computing stock option expense, we estimated the fair value of stock options primarily by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are very subjective.

We used the following assumptions in the option pricing models to determine 2009 and 2008 stock option expense:

Weighted-average for the three months ended March 31	2009		2008
Risk-free interest rate	1.9%		2.8%
Dividend yield	3.6		3.3
Volatility	27.2		18.2
Expected life	5.6	yrs.	5.5	yrs.

Stock option information as of and for the three months ended March 31, 2009 follows.

	PNC		PNC Options Converted From National City		Total
(In thousands, except weighted-average data)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2008	14,537	$63.39	1,744	$636.31	16,281	$124.75
Granted	4,217	31.07			4,217	31.07
Cancelled	(51)	54.82	(117)	614.81	(168)	444.13
Outstanding at March 31, 2009	18,703	$56.12	1,627	$637.86	20,330	$102.68
Exercisable at March 31, 2009	11,236	$63.46	1,627	$637.86	12,863	$136.11

Total compensation expense recognized related to stock options during the first three months of 2009 and 2008 was $4 million in each quarter. The weighted-average grant-date fair value of options granted during the first three months of 2009 and 2008 was $5.52 and $7.50 per option, respectively.

No stock options were exercised during the first three months of 2009. As with past exercise activity, we currently intend to utilize treasury stock for any future stock option exercises.

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

We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to incentive/performance unit share awards and restricted stock/unit awards during the first three months of 2009 was approximately $4 million compared with $11 million during the first three months in 2008.

A summary of nonvested incentive/performance unit shares and restricted stock/unit share activity follows:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
Dec. 31, 2008	492	$61.63	1,735	$65.39
Granted	7	30.33	985	33.05
Vested	(192)	64.27	(629)	64.36
Forfeited			(1)	50.86

March 31, 2009	307	$59.31	2,090	$50.47

In the chart above, the weighted-average grant-date fair value of incentive/performance unit share awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares.

At March 31, 2009, there was $48 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based, service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of March 31, 2009, there were 441,058 of these cash-payable restricted share units outstanding.

A summary of all nonvested, cash-payable restricted share unit activity follows:

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2008	202
Granted	645
Vested and released	(50)
Forfeited	(10)

Outstanding at March 31, 2009	787	$23,044

Total compensation expense recognized related to liability awards, including market valuation adjustments recorded during the first three months of 2009 on these awards, resulted in a net reduction to expense of approximately $2 million. The corresponding amount for the first three months of 2008 was approximately $1 million of net expense recognized for the quarter.

NOTE 13 FINANCIAL DERIVATIVES

We use a variety of derivative financial instruments to help manage interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. These instruments include interest rate swaps, interest rate caps and floors, futures contracts, and total return swaps. All derivatives are carried at fair value.

Derivatives Designated in SFAS 133 Hedge Relationships

We enter into interest rate swaps, caps, floors and futures derivative contracts to hedge the fair value of bank notes, Federal Home Loan Bank borrowings, senior debt and subordinated debt for changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in interest expense or noninterest income depending on the hedged item.

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

During the next twelve months, we expect to reclassify to earnings $267 million of pretax net gains, or $173 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive loss. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2009. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of March 31, 2009 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in net gains of $11 million for the first three months of 2009 and $1 million for the first three months of 2008.

Derivatives Not Designated in SFAS 133 Hedge Relationships

The derivative portfolio also includes free standing derivative financial instruments not included in SFAS 133 hedging strategies. These derivatives are entered into for risk management and economic hedge purposes, to meet customer needs, and for proprietary purposes. They primarily consist of interest rate, basis and total rate of return swaps, interest rate caps, floors and futures contracts, credit default swaps, option and foreign exchange contracts and certain interest rate-locked loan origination commitments, as well as commitments to buy or sell mortgage loans.

We use these derivatives to manage interest rate and prepayment risk related to residential mortgage servicing rights (MSRs), and residential and commercial real estate loans held for sale.

We purchase credit default swaps (CDS) to mitigate the risk of economic loss on a portion of our loan exposure. We also sell loss protection to mitigate the net premium cost and the impact of mark-to-market accounting on CDS purchases to hedge the loan portfolio and to take proprietary trading positions. The fair values of these derivatives typically are based on related credit spreads.

Interest rate lock commitments, as well as commitments to buy or sell mortgage loans, that we intend to sell are considered free-standing derivatives. Our interest rate exposure on certain commercial and residential mortgage interest rate lock commitments as well as commercial and residential mortgage loans held for sale is economically hedged with total rate of return swaps, pay-fixed interest rate swaps, credit derivatives and forward sales agreements. These contracts mitigate the impact on earnings of exposure to a certain referenced rate. The fair value of loan commitments is based on the estimated fair value of the underlying loan and the probability that the loan will fund within the terms of the commitment. The fair value of the loan commitment also takes into account the fair value of the embedded servicing right pursuant to SAB 109.

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

To accommodate customer needs, we also enter into financial derivative transactions primarily consisting of interest rate swaps, interest rate caps and floors, swaptions, and foreign exchange and equity contracts. We primarily manage our market risk exposure from customer positions through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. We may obtain collateral based on our assessment of the customer’s credit quality.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At March 31, 2009, we held cash, which is included in other borrowed funds on our Consolidated Balance Sheet, US government securities and mortgage-backed securities with a total fair value of $1.1 billion. We pledged cash, which is included in short-term investments on our Consolidated Balance Sheet, and US government securities of $1.1 billion under these agreements.

Contingent Features

Some of PNC’s derivative instruments contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC‘s debt ratings were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, is $1.1 billion for which PNC has posted collateral of $902 million in the normal course of business. The maximum amount of collateral PNC would be required to post if the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, would be an additional $227 million.

Total notional or contractual amounts and estimated net fair value for derivatives follow:

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts:
Cash flow hedges	$12,615	$541	$5,618	$527	$982	$3
Fair value hedges	13,651	1,206	8,975	889			$913	$1
Total	$26,266	$1,747	$14,593	$1,416	$982	$3	$913	$1
Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	$123,214	$4,715	$132,827	$6,351	$84,534	$4,696	$88,724	$5,573
Foreign exchange contracts	4,203	216	4,272	331	4,164	196	4,749	323
Equity contracts	313	51	520	72	351	57	503	76
Credit contracts:
Credit default swaps	1,686	293	1,936	287	1,014	105	1,001	82
Risk participation agreements	1,762	4	1,350	3	1,921	4	1,940	3
Other contracts			438	44	211	61
Total	$131,178	$5,279	$141,343	$7,088	$92,195	$5,119	$96,917	$6,057
Total derivatives	$157,444	$7,026	$155,936	$8,504	$93,177	$5,122	$97,830	$6,058
(a)	Included in Other Assets on the Consolidated Balance Sheet.
(b)	Included in Other Liabilities on the Consolidated Balance Sheet.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in SFAS 133 Hedge Relationships

Fair Value Hedges

Three months ended March 31, 2009 In millions			Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) on Related Hedged Items Recognized in Income
	Hedged Items	Location	Amount	Amount
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)	$(5)	$(30)
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	22	(66)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(32)	16
Total			$(15)	$(80)

Cash Flow Hedges

Three months ended March 31, 2009 In millions	Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Amount	Location	Amount	Location	Amount
Interest rate contracts	$5	Interest income	$(2)	Noninterest income	$2
(a)	Total represents $2 million related to the ineffective portion of the hedging relationships.

Derivatives Not Designated as Hedging Instruments

Three months ended March 31, 2009 In millions	Gain (Loss) Recognized in Noninterest Income on Derivatives
Interest rate contracts	$157
Foreign exchange contracts	50
Equity contracts	(4)
Credit contracts	39
Other contracts	36
Total	$278

NOTE 14 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per common share calculations:

	Three months ended March 31
In millions, except share and per share data	2009	2008
Basic
Net income	$530	$384
Less:
Net income attributable to noncontrolling interests	4	7
Dividends distributed to common shareholders	292	214
Dividends distributed to preferred shareholders	51
Preferred stock discount accretion	15
Undistributed net income	$168	$163
Percentage of undistributed income allocated to common shares	99.7%	99.5%
Undistributed income allocated to common shares	$167	$162
Plus common dividends	292	214
Net income applicable to basic common shares	$459	$376
Basic weighted-average common shares outstanding	443,049	339,196
Basic earnings per common share	$1.04	$1.11
Diluted
Net income applicable to basic common shares	$459	$376
Less: BlackRock common stock equivalents	1	4
Net income applicable to diluted common shares	$458	$372
Basic weighted average common shares outstanding	443,049	339,196
Weighted-average common shares to be issued:
Convertible preferred stock	541	582
Convertible debentures		2
Stock options (a)		1,001
Warrants (b)
Other performance awards	147	197
Diluted weighted-average common shares outstanding	443,737	340,978
Diluted earnings per common share	$1.03	$1.09
(a) Excludes stock options considered to be anti-dilutive (in thousands)	20,402	8,061
(b) Excludes warrants considered to be anti-dilutive (in thousands)	19,407

Basic earnings per share is calculated using the two-class method to determine income applicable to common stockholders. The two-class method requires undistributed earnings for the period, which represents net income less common and participating security dividends (if applicable) declared or paid, to be allocated between the common and participating security stockholders based upon their respective rights to receive dividends. Participating securities include unvested restricted shares that contain nonforfeitable rights to dividends. Income applicable to common stockholders is then divided by the weighted-average common shares outstanding for the period.

Diluted earnings per common share takes into consideration common stock equivalents issuable pursuant to convertible preferred stock, convertible debentures, warrants, unexercised stock options and unvested shares/units. Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two class method.

Our adoption of FSP EITF 03-6-1 did not have a material effect on either our basic or diluted earnings per share.

NOTE 15 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first three months of 2009 follows. The par value of our preferred stock outstanding at March 31, 2009 totaled less than $.5 million and, therefore, is excluded from the table.

		Shareholder’s Equity
In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	443	$2,261	$7,918	$8,328	$11,461	$(3,949)	$(597)	$2,226	$27,648
Cumulative effect of adopting FSP FAS 115-2 and FAS 124-2					110	(110)
Balance at January 1, 2009	443	2,261	7,918	8,328	11,571	(4,059)	(597)	2,226	27,648
Net income					526			4	530
Other comprehensive income (loss), net of tax
Other-than-temporary impairment on debt securities						(315)			(315)
Net unrealized securities gains						1,053			1,053
Net unrealized gains on cash flow hedge derivatives						4			4
Pension, other postretirement and postemployment benefit plan adjustments						36			36
Other (a)						(8)			(8)
Comprehensive income								4	1,300
Cash dividends declared
Common ($.66 per share)					(293)				(293)
Preferred					(51)				(51)
Preferred stock discount accretion			15		(15)
Common stock activity				1					1
Treasury stock activity	2			(114)			147		33
Tax benefit of stock option plans				5					5
Stock options granted				4					4
Effect of BlackRock equity transactions				46					46
Restricted stock/unit and incentive/ performance unit share transactions				14					14
Other								(51)	(51)
Balance at March 31, 2009	445	$2,261	$7,933	$8,284	$11,738	$(3,289)	$(450)	$2,179	$28,656

Comprehensive loss for the first three months of 2008 was $255 million.

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Three months ended March 31, 2009 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Decrease in net unrealized losses on securities held at period end	$1,705	$(617)	$1,088
Less: Net gains realized in net income (b)	56	(21)	35
Change in net unrealized securities losses	1,649	(596)	1,053
Cumulative effect of adopting FSP FAS 115-2 and FAS 124-2	(174)	64	(110)
Net increase in other-than-temporary impairment losses on debt securities	(500)	185	(315)
Change in other-than-temporary impairment losses on debt securities	(674)	249	(425)
Change in net unrealized gains on cash flow hedge derivatives:
Increase in net unrealized gains on cash flow hedge derivatives	13	(5)	8
Less: Net gains realized in net income	7	(3)	4
Change in net unrealized gains on cash flow hedge derivatives	6	(2)	4
Change in pension, other postretirement and postemployment benefit plan adjustments	56	(20)	36
Change in other (a)	(17)	9	(8)
Change in other comprehensive income (loss)	$1,020	$(360)	$660

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	March 31, 2009		December 31, 2008
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(4,083)	$(2,573)	$(5,732)	$(3,626)
Other-than-temporary impairment losses on debt securities	(674)	(425)
Net unrealized gains on cash flow hedge derivatives	598	378	592	374
Pension, other postretirement and postemployment benefit plan adjustments	(999)	(631)	(1,055)	(667)
Other, net (a)	(95)	(38)	(78)	(30)
Accumulated other comprehensive loss	$(5,253)	$(3,289)	$(6,273)	$(3,949)
(a)	Consists of foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income.
(b)	The pretax amount represents net unrealized gains at December 31, 2008 that were realized in 2009 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2009.

TARP WARRANT

As previously disclosed in our 2008 Form 10-K, on December 31, 2008, we issued $7.6 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series N, to the US Treasury under the US Treasury’s Trouble Asset Relief Program (“TARP”) Capital Purchase Program, together with a warrant to purchase shares of common stock of PNC.

The proceeds from the issuance of the preferred stock to the US Treasury were allocated based on the relative fair value of the warrant as compared to the fair value of the preferred stock. The fair value of the warrant was determined using a Black-Scholes valuation model. The model incorporates assumptions regarding our common stock price, dividend yield, stock price volatility, as well as assumptions regarding the risk-free interest rate. Using this model, the warrant was valued at $304 million at December 31, 2008 and was included in Capital surplus – common stock and other on our Consolidated Balance Sheet.

The fair value of the preferred stock was determined based on assumptions regarding the discount rate (market rate) on the preferred stock, which was estimated to be approximately 13%. The discount on the preferred stock is being accreted to par value using a constant effective yield of 6% over a five-year period, which was the expected life of the preferred stock at issuance. The accretion of discount on these shares increased Capital surplus – preferred stock and reduced Retained earnings on our Consolidated Balance Sheet by approximately $13.5 million at March 31, 2009.

NOTE 16 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

As required by SEC Regulation S-X, summarized consolidated financial information of BlackRock follows.

In millions	Three months ended March 31
	2009	2008
Total revenue	$987	$1,300
Total expenses	716	904
Operating income	271	396
Non-operating income (expense)	(179)	(20)
Income before income taxes	92	376
Income tax expense	30	130
Net income	62	246
Less: Net income (loss) attributable to non-controlling interests	(22)	5
Net income attributable to BlackRock	$84	$241

NOTE 17 LEGAL PROCEEDINGS

The disclosure below updates the description of legal proceedings in Note 24 Legal Proceedings in Part II, Item 8 of our 2008 Annual Report on Form 10-K.

National City Matters

Visa In April 2009, the defendants filed a motion to dismiss the amended and supplemental complaints. See Note 18

Commitments and Guarantees for additional information regarding indemnification relating to this litigation.

ERISA Cases.

In the lawsuit filed in February 2009 in the United States District Court for the Northern District of Ohio, the defendants filed a motion to dismiss the complaint in May 2009.

Securities and State Law Fiduciary Cases.

•

In the lawsuit filed in May 2008 on behalf of an individual plaintiff in the Franklin County, Ohio, Court of Common Pleas against National City, certain directors of National City, and Corsair Co-Invest, L.P. and unnamed other investors participating in the April 2008 capital infusion into National City, the motion to dismiss the case has been denied.

Sterling Financial Corporation Matters

Settlement of the consolidated class action lawsuit pending in the United States District Court for the Eastern District of Pennsylvania has been preliminarily approved by the court. A hearing on final approval is scheduled for August 2009. The amount of this settlement would not be material to PNC.

NOTE 18 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at March 31, 2009 included private equity investments of $516 million and other investments of $159 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit totaled $10.3 billion at March 31, 2009 and December 31, 2008. Based on PNC’s internal risk rating process for standby letters of credit as of March 31, 2009, 85% of net outstanding balance had internal credit ratings of pass, indicating the expected risk of loss is currently low compared to 88% as of December 31, 2008, while 15% of the net outstanding balance as of March 31, 2009 had internal risk ratings below pass, indicating a higher degree of risk of default compared to 12% as of December 31, 2008.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on March 31, 2009 had terms ranging from less than one year to nine years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $13.7 billion at March 31, 2009, of which $4.8 billion support remarketing programs.

As of March 31, 2009, assets of approximately $.9 billion secured certain specifically identified standby letters of credit. Approximately $3.4 billion in recourse provisions from third parties was also available for this purpose as of March 31, 2009. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $163 million at March 31, 2009.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At March 31, 2009, the aggregate of our commitments under these facilities was $469 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At March 31, 2009, our total commitments under these facilities were $6.3 billion, of which $6.1 billion was related to Market Street.

INDEMNIFICATIONS

As further described in our 2008 Form 10-K, we are a party to numerous acquisition or divestiture agreements under which we have purchased or sold, or agreed to purchase or sell, various types of assets. These agreements generally include indemnification provisions under which we indemnify the third parties to these agreements against a variety of risks to the indemnified parties as a result of the transaction in question. When PNC is the seller, the indemnification provisions will generally also provide the buyer with protection relating to the quality of the assets we are selling and the extent of any liabilities being assumed by the buyer. Due to the nature of these indemnification provisions, we cannot quantify the total potential exposure to us resulting from them.

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

As further described in our 2008 Form 10-K, we enter into certain types of agreements that include provisions for indemnifying third parties. We also enter into certain types of agreements, including leases, assignments of leases, and subleases, in which we agree to indemnify third parties for acts by our agents, assignees and/or sublessees, and employees. We also enter into contracts for the delivery of technology service in which we indemnify the other party against claims of patent and copyright infringement by third parties. Due to the nature of these indemnification provisions, we cannot calculate our aggregate potential exposure under them.

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit which were insignificant at March 31, 2009.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2008 and on behalf of several such individuals with respect to pending litigation or investigations during the first quarter of 2009. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities facilitated by Global Investment Servicing as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At March 31, 2009, the total maximum potential exposure as a result of these indemnity obligations was $5.3 billion, although the collateral at the time exceeded that amount.

VISA INDEMNIFICATION

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa).

In October 2007 Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members (Visa Reorganization) in contemplation of its initial public offering (IPO). As part of the Visa Reorganization, we received our proportionate share of a class of Visa Inc. common stock allocated to the US members. Prior to the IPO, the US members, which included PNC, were obligated to indemnify Visa for judgments and settlements related to the specified litigation. We continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation.

As a result of the acquisition of National City, we became party to judgment and loss sharing agreements with Visa and certain other banks. The judgment and loss sharing agreements were designed to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the specified litigation.

As a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements, PNC’s Visa indemnification liability at March 31, 2009 totaled $260 million.

RECOURSE AGREEMENTS

We are authorized to originate, underwrite, close to fund and service commercial mortgage loans and then sell them to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to one-third of the risk of loss on unpaid principal balances through a loss share arrangement. At March 31, 2009, the potential exposure to loss was $5.9 billion. Accordingly, we maintain a reserve for such potential losses which approximates the fair value of this exposure. At March 31, 2009, the unpaid principal balance outstanding of loans sold as a participant in these programs was $19.3 billion. The approximate fair value of the loss share arrangement in the form of reserves for losses under these programs, totaled $118 million as of March 31, 2009 and is included in other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. The serviced loans are not included on our Consolidated Balance Sheet.

We sell residential mortgage loans and National City previously sold home equity loans/lines of credit pursuant to agreements which contain representations concerning credit information, loan documentation, collateral, and insurability. On a regular basis, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation as to the validity of the claim, PNC will repurchase or provide indemnification on such loans. Indemnification requests are generally received within two years subsequent to the date of sale.

Management maintains a liability for estimated losses on loans expected to be repurchased, or on which indemnification is expected to be provided, and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At March 31, 2009 the liability for estimated losses on repurchase and indemnification claims was $527 million.

CAPTIVE INSURANCE RESERVE

We have six wholly owned captive insurance subsidiaries which provide reinsurance to third-party insurers. These subsidiaries enter into various types of reinsurance agreements with third-party insurers where the subsidiary assumes the risk of loss through either an excess transfer or quota share agreement up to 100% reinsurance. In excess transfer agreements, these subsidiaries assume the risk of loss for an excess layer of coverage up to specified limits, once a defined first loss percentage is met. In quota share agreements, the subsidiaries and third-party insurers share the responsibility for payment of all claims. Reserves were recognized for probable losses on these policies of $309 million at March 31, 2009 and $207 million at December 31, 2008. The aggregate maximum exposure up to the specified limits for all reinsurance contracts was $2.1 billion as of March 31, 2009.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At March 31, 2009, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $12 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We enter into single name and index traded credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a referenced entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $104 million at March 31, 2009 compared to $80 million at December 31, 2008. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $922 million at March 31, 2009 compared to $955 million at December 31, 2008.

CREDIT DEFAULT SWAPS

March 31, 2009 Dollars in millions	Notional amount	Estimated net fair value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Guarantees
Single name	$240	$(48)	3.75
Index traded	682	(56)	4.41
Total (a)	$922	$(104)	4.24
Credit Default Swaps – Beneficiaries
Single name	$923	$83	3.75
Index traded	855	209	31.39
Total (b)	$1,778	$292	17.04
Total (c)	$2,700	$188	12.67
(a)	Includes $857 million of investment grade credit default swaps with a rating of Baa3 or above and $65 million of subinvestment grade based on published rating agency information.
(b)	Includes $1.5 billion of investment grade credit default swaps with a rating of Baa3 or above and $239 million of subinvestment grade based on published rating agency information.
(c)	The referenced/underlying assets for these credit default swaps is approximately 72% corporate debt, 25% commercial mortgage backed securities and 3% related to loans.

CREDIT DEFAULT SWAPS

December 31, 2008 Dollars in millions	Notional amount	Estimated net fair value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Guarantees
Single name	$278	$(38)	3.84
Index traded	677	(42)	4.84
Total (a)	$955	$(80)	4.54
Credit Default Swaps – Beneficiaries
Single name	$974	$84	3.82
Index traded	1,008	201	31.82
Total (b)	$1,982	$285	18.06
Total (c)	$2,937	$205	13.67
(a)	Includes $883 million of investment grade credit default swaps with a rating of Baa3 or above and $72 million of subinvestment grade based on published rating agency information.
(b)	Includes $1.7 billion of investment grade credit default swaps with a rating of Baa3 or above and $263 million of subinvestment grade based on published rating agency information.
(c)	The referenced/underlying assets for these credit default swaps is approximately 70% corporate debt, 27% commercial mortgage backed securities and 3% related to loans.

We have also entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to 22 years. As of March 31, 2009 and December 31, 2008 the notional amount of risk participations agreements was $1.9 billion with a weighted-average remaining maturity of 3 years. The fair value of these agreements as of March 31, 2009 on our Consolidated Balance Sheet was a net liability of $4 million compared with December 31, 2008 of $3 million. Based on the Corporation’s internal risk rating process, 95% of the notional amount of the risk participations agreements outstanding had underlying swap counterparties with internal credit ratings of pass, indicating the expected risk of loss is currently low, while 5% had underlying swap counterparties with internal risk ratings below pass, indicating a higher degree of risk of default compared to December 31, 2008 of 98% and 2%, respectively. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Assuming all underlying swap counterparties defaulted, the maximum potential exposure from these agreements as of March 31, 2009 would be $122 million based on the fair value of the underlying swaps compared with December 31, 2008 of $128 million.

NOTE 19 SEGMENT REPORTING

In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the acquisition of National City. As a result, we now have seven reportable business segments which include:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Global Investment Servicing
•	Distressed Assets Portfolio

Business segment results for the first quarter of 2008 have been reclassified to present prior periods on the same basis.

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and servicing businesses using our risk-based economic capital model. We have assigned capital to Retail Banking equal to 6% of funds to reflect the capital required for well-capitalized domestic banks and to approximate market comparables for this business. The capital assigned for Global Investment Servicing reflects its legal entity shareholder’s equity.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in each business segment’s loan portfolio. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, earnings and gains or losses related to Hilliard Lyons for the first quarter of 2008, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, call centers and the internet. The branch network is located primarily in Pennsylvania, New Jersey, Washington, DC, Maryland, Virginia, Delaware, Ohio, Kentucky, Indiana, Illinois, Michigan, Missouri, Florida, and Wisconsin.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, and real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services offered nationally.

Asset Management Group includes personal wealth management for high net worth and ultra high net worth and institutional asset management clients. Personal wealth management products and services include customized investment management, financial planning, private banking, tailored credit solutions as well as trust management and administration for affluent individuals and families. Institutional asset management provides investment management, custody, and retirement planning services. The clients served include corporations, unions and charitable endowments and foundations, located primarily in our geographic footprint. This segment includes the asset management businesses acquired with National City and the legacy PNC wealth management business previously included in Retail Banking.

Residential Mortgage Banking directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint and also originates loans through joint venture partners. Mortgage loans represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically underwritten to third party standards and sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and third-party investors) with servicing retained. The mortgage servicing operation performs all functions related to servicing first mortgage loans for various investors. Certain loans originated through our joint ventures are serviced by a joint venture partner.

BlackRock is one of the largest publicly traded investment management firms in the United States. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced alternative investment products and advisory separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services globally to institutional investors. At March 31, 2009, our share of BlackRock’s earnings was approximately 31.5%.

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

Distressed Assets Portfolio includes residential real estate development loans, cross-border leases, subprime residential mortgage loans, brokered home equity loans and certain other residential real estate loans. These loans require special servicing and management oversight given current market conditions. The majority of these loans are from acquisitions, primarily National City.

Results Of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Global Investment Servicing	Distressed Assets Portfolio	Other	Consolidated
2009
Income Statement
Net interest income (expense)	$928	$1,033	$100	$87		$(15)	$364	$(192)	$2,305
Noninterest income	517	274	155	440	$26	205	13	(64)	1,566
Total revenue	1,445	1,307	255	527	26	190	377	(256)	3,871
Provision for credit losses	303	285	17	(9)			259	25	880
Depreciation and amortization	68	38	11	2		18		82	219
Other noninterest expense	995	416	160	171		157	80	130	2,109
Earnings (loss) before income taxes	79	568	67	363	26	15	38	(493)	663
Income taxes (benefit)	23	194	29	137	3	5	15	(273)	133
Earnings (loss)	$56	$374	$38	$226	$23	$10	$23	$(220)	$530
Inter-segment revenue	$(2)	$4	$4	$5	$4	$5	$(4)	$(16)
Average Assets (a)	$66,358	$93,048	$7,405	$7,208	$4,295	$2,479	$23,019	$77,040	$280,852
2008
Income Statement
Net interest income (expense)	$405	$298	$32			$(10)		$129	$854
Noninterest income	336	11	113		$81	238		188	967
Total revenue	741	309	145		81	228		317	1,821
Provision for credit losses	94	56	1						151
Depreciation and amortization	29	6	2			18		29	84
Other noninterest expense	393	239	83			164		72	951
Earnings (loss) before income taxes	225	8	59		81	46		216	635
Income taxes (benefit)	88	(17)	22		21	17		120	251
Earnings	$137	$25	$37		$60	$29		$96	$384
Inter-segment revenue	$1	$3	$4		$4	$6		$(18)
Average Assets (a)	$32,604	$45,020	$2,795		$4,357	$2,699		$53,080	$140,555
(a)	Period-end balances for BlackRock and Global Investment Servicing.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis, the inclusion of first quarter 2008 Albridge Solutions and Coates Analytics integration costs in "Other" in the Item 2 presentation, and classification differences related to Global Investment Servicing. Global Investment Servicing income classified as net interest income (expense) in the preceding table represents the interest components of other nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section.

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	First Quarter 2009			Fourth Quarter 2008
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$23,065	$315	5.46%	$11,994	$161	5.37%
Nonagency	13,140	184	5.59	11,963	163	5.45
Commercial mortgage-backed	4,252	61	5.70	5,428	75	5.55
Asset-backed	2,031	49	9.76	2,768	36	5.11
U.S. Treasury and government agencies	1,222	7	2.38	32	1	6.30
State and municipal	1,334	20	5.87	1,070	14	5.42
Other debt	684	7	4.00	320	4	4.78
Corporate stocks and other	457	1.92		358	1	1.65
Total securities available for sale	46,185	644	5.57	33,933	455	5.36
Securities held to maturity	3,402	49	5.85	1,596	23	5.95
Total investment securities	49,587	693	5.59	35,529	478	5.39
Loans
Commercial	67,232	870	5.18	33,062	447	5.29
Commercial real estate	25,622	404	6.30	9,582	124	5.09
Equipment lease financing	6,406	93	5.79	2,563	21	3.20
Consumer	52,618	724	5.58	21,645	280	5.15
Residential mortgage	21,921	383	6.99	8,597	126	5.88
Total loans	173,799	2,474	5.72	75,449	998	5.22
Loans held for sale	4,521	65	5.80	1,915	36	7.46
Federal funds sold and resale agreements	1,610	11	2.70	1,591	11	2.67
Other	14,728	32.89		3,135	28	3.46
Total interest-earning assets/interest income	244,245	3,275	5.38	117,619	1,551	5.22
Noninterest-earning assets:
Allowance for loan and lease losses	(4,095)			(1,084)
Cash and due from banks	3,832			2,293
Other	36,870			24,281
Total assets	$280,852			$143,109
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$52,828	200	1.54	$29,450	133	1.81
Demand	22,156	23.42		10,252	16.60
Savings	6,266	4.28		2,668	2.27
Retail certificates of deposit	57,970	293	2.05	16,767	136	3.23
Other time	10,670	24.88		4,798	40	3.22
Time deposits in foreign offices	3,832	2.25		4,748	6.50
Total interest-bearing deposits	153,722	546	1.44	68,683	333	1.92
Borrowed funds
Federal funds purchased and repurchase agreements	5,016	5.42		5,979	13.82
Federal Home Loan Bank borrowings	17,097	85	1.99	9,710	85	3.45
Bank notes and senior debt	13,384	146	4.36	5,120	40	3.08
Subordinated debt	10,439	161	6.16	5,090	56	4.32
Other	1,944	12	2.62	4,087	24	2.35
Total borrowed funds	47,880	409	3.42	29,986	218	2.86
Total interest-bearing liabilities/interest expense	201,602	955	1.91	98,669	551	2.21
Noninterest-bearing liabilities and equity:
Demand and other noninterest-bearing deposits	38,489			18,809
Allowance for unfunded loan commitments and letters of credit	344			127
Accrued expenses and other liabilities	11,872			10,634
Equity	28,545			14,870
Total liabilities and equity	$280,852			$143,109
Interest rate spread			3.47			3.01
Impact of noninterest-bearing sources			.34			.36
Net interest income/margin		$2,320	3.81%		$1,000	3.37%

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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2008			Second Quarter 2008			First Quarter 2008
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$10,744	$149	5.53%	$8,631	$116	5.38%	$8,611	$119	5.50%
12,180	164	5.40	12,182	168	5.54	11,895	162	5.46
5,863	79	5.39	5,838	79	5.42	5,538	74	5.32
3,522	44	5.02	3,363	42	4.96	2,849	37	5.25
32		2.31	47	1	4.20	90	1	5.97
798	8	3.97	773	7	3.39	411	7	6.95
266	4	5.52	211	3	5.32	84	1	6.06
411	2	1.76	385	5	5.23	494	4	3.20
33,816	450	5.32	31,430	421	5.35	29,972	405	5.41

33,816	450	5.32	31,430	421	5.35	29,972	405	5.41

31,356	466	5.82	31,091	470	5.98	29,538	479	6.41
9,560	130	5.32	9,340	138	5.86	8,986	150	6.59
2,573	20	3.09	2,646	23	3.45	2,484	17	2.79
20,984	283	5.38	20,558	284	5.56	18,897	288	6.12
8,875	129	5.81	9,193	139	6.03	9,411	142	6.05
73,348	1,028	5.53	72,828	1,054	5.76	69,316	1,076	6.18
2,146	38	7.05	2,350	41	7.12	3,607	51	5.62
2,736	18	2.56	2,528	17	2.65	3,040	25	3.25
3,700	49	5.26	4,068	54	5.33	5,384	71	5.30
115,746	1,583	5.42	113,204	1,587	5.59	111,319	1,628	5.83

(1,012)			(900)			(852)
2,779			2,725			3,027
25,486			26,363			27,061
$142,999			$141,392			$140,555

$28,075	131	1.85	$27,543	135	1.95	$25,405	167	2.64
9,958	16.64		9,997	15.63		9,580	21.87
2,751	2.29		2,813	2.31		2,625	2.33
16,456	135	3.27	16,791	151	3.62	16,556	175	4.24
4,393	33	2.99	4,686	39	3.28	3,813	37	3.81
5,141	23	1.74	4,112	20	1.91	6,026	48	3.18
66,774	340	2.02	65,942	362	2.20	64,005	450	2.82

7,870	40	2.00	6,887	37	2.14	8,178	66	3.17
9,660	73	2.93	9,602	73	3.02	8,233	90	4.32
5,772	42	2.83	6,621	49	2.92	6,754	66	3.87
5,088	51	4.07	5,132	58	4.49	4,649	54	4.65
3,758	28	2.82	2,854	21	2.98	4,247	39	3.65
32,148	234	2.85	31,096	238	3.04	32,061	315	3.89
98,922	574	2.29	97,038	600	2.47	96,066	765	3.17

18,193			18,045			17,564
124			152			135
9,396			9,410			10,690
16,364			16,747			16,100
$142,999			$141,392			$140,555
		3.13			3.12			2.66
		.33			.35			.43
	$1,009	3.46%		$987	3.47%		$863	3.09%

Loan fees for the three months ended March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008 were $44 million, $13 million, $17 million, $14 million, and $11 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008 were $15 million, $8 million, $9 million, $10 million, and $9 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2008 Form 10-K in response to Part I, Item  1A .

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the first quarter of 2009 are included in the following table:

In thousands, except per share data

2009 period	Total shares purchased (a) (b)	Average price paid per share	Total shares purchased as part of publicly announced programs (c)	Maximum number of shares that may yet be purchased under the programs (c)
January 1 – January 31	422	$39.02		24,710
February 1 – February 28	294	$27.94		24,710
March 1 – March 31	396	$26.71		24,710

Total	1,112	$31.71
(a)	Under the US Treasury’s TARP Capital Purchase Program, there are restrictions on dividends and common share repurchases associated with the preferred stock that we issued to the US Treasury under that program on December 31, 2008. As is typical with cumulative preferred stocks, dividend payments for this preferred must be current before dividends can be paid on junior shares, including our common stock, or junior shares can be repurchased or redeemed. Also, under the TARP Capital Purchase Program agreements, the US Treasury’s consent will be required for any increase in common dividends per share above the most recent level prior to October 14, 2008 until the third anniversary of the preferred issuance unless all of that preferred has been redeemed or is no longer held by the US Treasury. Further, during that same period, the US Treasury’s consent will be required, unless the preferred stock is no longer held by the US Treasury, for any share repurchases with limited exceptions, most significantly purchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice.
(b)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (c) to this table during the first quarter of 2009.
(c)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of The PNC Financial Services Group, Inc. was held on April 28, 2009 for the purpose of considering and acting upon the following matters: (1) the election of 17 directors to serve until the next annual meeting and until their successors are elected and qualified, (2) the approval of the PNC Employee Stock Purchase Plan as amended and restated as of January 1, 2009, (3) the ratification of the Audit Committee’s selection of

PricewaterhouseCoopers LLP as PNC’s independent registered public accounting firm for 2009, (4) the approval of an advisory vote on executive compensation, and (5) considering a shareholder proposal, if properly presented before the meeting.

Seventeen directors were elected and the aggregate votes cast for, against, or abstain were as follows:

	Aggregate Votes
Nominee	For	Against	Abstain
Richard O. Berndt	339,912,257	42,815,084	1,932,037
Charles E. Bunch	342,996,816	39,843,842	1,818,720
Paul W. Chellgren	343,957,776	38,786,318	1,915,284
Robert N. Clay	348,392,611	34,355,564	1,911,203
Kay Coles James	345,521,861	37,321,827	1,815,690
Richard B. Kelson	345,843,930	36,961,993	1,853,455
Bruce C. Lindsay	348,201,108	34,528,634	1,929,636
Anthony A. Massaro	350,308,678	32,534,489	1,816,211
Jane G. Pepper	348,938,917	33,978,530	1,741,931
James E. Rohr	328,705,809	54,111,059	1,842,510
Donald J. Shepard	341,262,716	41,480,965	1,915,697
Lorene K. Steffes	350,353,148	32,544,841	1,761,389
Dennis F. Strigl	336,712,605	45,954,440	1,992,333
Stephen G. Thieke	350,196,461	32,555,292	1,907,625
Thomas J. Usher	343,104,811	39,684,016	1,870,551
George H. Walls, Jr.	349,871,478	32,959,109	1,828,791
Helge H. Wehmeier	348,581,854	34,313,847	1,763,677

The PNC Employee Stock Purchase Plan, as amended and restated as of January 1, 2009, was approved and the aggregate votes cast for or against and the abstentions and broker non-votes were as follows:

Aggregate Votes
For	Against	Abstain	Broker Non-Votes
318,230,678	9,662,685	1,965,443	54,800,572

The Audit Committee’s selection of PricewaterhouseCoopers LLP as PNC’s independent registered public accounting firm for 2009 was approved and the aggregate votes cast for or against and the abstentions were as follows:

Aggregate Votes
For	Against	Abstain
379,664,084	3,761,452	1,233,842

The advisory resolution on executive compensation was approved and the aggregate votes cast for or against and the abstentions were as follows:

Aggregate Votes
For	Against	Abstain
357,619,364	18,675,800	8,364,214

A shareholder proposal was properly presented before the meeting, proposing that the shareholders of PNC urge the Board of Directors to adopt a policy requiring the Named Executive Officers (NEOs) to retain 75% of the shares acquired through PNC’s compensation plans, excluding tax-deferred retirement plans, for two years from the termination of their employment (through retirement or otherwise), and to report to shareholders regarding the adoption of this policy before PNC’s 2010 annual meeting. The policy also should prohibit hedging techniques that offset the risk of losses to executives.

The shareholder proposal was not approved. The aggregate votes cast for or against the shareholder proposal and the abstentions and broker non-votes were as follows:

Aggregate Votes
For	Against	Abstain	Broker Non-Votes
104,899,113	220,274,271	4,685,422	54,800,572

With respect to all of the preceding matters, holders of our common and voting preferred stock voted together as a single class. The following table sets forth, as of the February 27, 2009 record date, the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share, and the aggregate voting power of each class or series:

Title of Class or Series	Voting Rights Per Share	Number of Shares Entitled to Vote	Aggregate Voting Power
Common Stock	1	444,576,187	444,576,187
$1.80 Cumulative Convertible Preferred Stock – Series A	8	6,448	51,584
$1.80 Cumulative Convertible Preferred Stock – Series B	8	1,137	9,096
$1.60 Cumulative Convertible Preferred Stock – Series C	4/2.4	118,737	197,895
$1.80 Cumulative Convertible Preferred Stock – Series D	4/2.4	169,181	281,968
Total possible votes			445,116,730	*
*	Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of voting preferred stock was entitled to a number of votes equal to the number of full shares of common stock into which such holder's preferred stock was convertible.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.59	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc., incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009.

10.60	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc., incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009.

10.61	2009 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements.

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 .

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 .

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 11, 2009 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
(Principal Financial Officer)

CORPORATE INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

Corporate Headquarters

The PNC Financial Services Group, Inc.

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

STOCK LISTING The PNC Financial Services Group, Inc.’s common stock is listed on the New York Stock Exchange under the symbol PNC.

INTERNET INFORMATION The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors in portions of our corporate website, such as the Investor Events and Financial Information areas that you can find under “About PNC – Investor Relations”. In this section, we will from time to time post information that we believe may be important or useful to investors. We generally post the following shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from such calls or events. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information. You can also find the SEC reports and corporate governance information described in the sections below in the Investor Relations section of our website.

Where we have included web addresses in this Report, such as our web address and web addresses of the SEC and of BlackRock, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

FINANCIAL INFORMATION We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s Internet website at www.sec.gov or on or through PNC’s corporate Internet website at www.pnc.com/secfilings. Copies may also be obtained without charge by contacting Shareholder Services at 800-982-7652 or via e-mail at web.queries@computershare.com.

CORPORATE GOVERNANCE AT PNC Information about our Board and its committees and corporate governance at PNC is available on PNC’s corporate website at www.pnc.com/

corporategovernance. Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

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

	High	Low	Close	Cash Dividends Declared
2009 Quarter First	$50.42	$16.20	$29.29	$.66
2008 Quarter First	$71.20	$53.10	$65.57	$.63
Second	73.00	55.22	57.10	.66
Third	87.99	49.01	74.70	.66
Fourth	80.00	39.09	49.00	.66
Total				$2.61

DIVIDEND POLICY Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, on March 1, 2009, the Board decided to reduce PNC’s quarterly common stock dividend from $.66 to $.10 per share. Accordingly, on April 2, 2009 the Board declared a quarterly common stock dividend of $.10 per share. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company).

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