Form 10-Q
period 2009-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2009-08-10
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes  ☐    No  ☒

As of July 31, 2009, there were 461,402,998 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to Second Quarter 2009 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2009 (a)	2008	2009 (a)	2008
FINANCIAL PERFORMANCE (b)
Revenue
Net interest income	$2,182	$977	$4,487	$1,831
Noninterest income	1,805	1,062	3,371	2,029
Total revenue	3,987	2,039	7,858	3,860
Noninterest expense	2,658	1,103	4,986	2,138
Pretax, pre-provision earnings	$1,329	$936	$2,872	$1,722
Provision for credit losses	$1,087	$186	$1,967	$337
Net income	$207	$517	$737	$901
Net income attributable to common shareholders	$65	$505	$525	$882
Diluted earnings per common share	$.14	$1.45	$1.16	$2.54
Cash dividends declared per common share	$.10	$.66	$.76	$1.29
Total preferred dividends declared	$119		$170
TARP Capital Purchase Program preferred dividends	$95		$142
Impact of TARP Capital Purchase Program preferred dividends per common share	$.21		$.32
SELECTED RATIOS
Net interest margin (c)	3.60%	3.47%	3.70%	3.28%
Noninterest income to total revenue	45	52	43	53
Efficiency (d)	67	54	63	55
Return on:
Average common shareholders’ equity	1.52%	14.33%	5.72%	12.59%
Average assets	.30	1.47	.53	1.29

See page 56 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	Results for the three months ended and six months ended June 30, 2009 include the impact of National City, which we acquired on December 31, 2008.
(b)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from Federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2009 and June 30, 2008 were $16 million and $10 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2009 and June 30, 2008 were $31 million and $19 million, respectively.
(d)	Calculated as noninterest expense divided by total revenue.

CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	June 30 2009 (b)	December 31 2008 (b)	June 30 2008
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$279,754	$291,081	$142,771
Loans	165,009	175,489	73,040
Allowance for loan and lease losses	4,569	3,917	988
Investment securities	49,969	43,473	31,032
Loans held for sale	4,662	4,366	2,288
Goodwill and other intangible assets	12,890	11,688	9,928
Equity investments	8,168	8,554	6,376
Deposits	190,439	192,865	84,689
Borrowed funds	44,681	52,240	32,472
Shareholders’ equity	27,294	25,422	15,108
Common shareholders’ equity	19,363	17,490	14,602
Accumulated other comprehensive loss	3,101	3,949	1,227
Book value per common share	42.00	39.44	42.17
Common shares outstanding (millions)	461	443	346
Loans to deposits	87%	91%	86%

ASSETS ADMINISTERED (billions)
Managed	$98	$103	$67
Nondiscretionary	124	125	110

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$774	$839	$988
Custody assets	399	379	471

CAPITAL RATIOS
Tier 1 risk-based (c)	10.5%	9.7%	8.2%
Tier 1 common	5.3	4.8	5.7
Total risk-based (c)	14.1	13.2	11.9
Leverage (c) (d)	9.1	17.5	7.3
Common shareholders’ equity to assets	6.9	6.0	10.2

ASSET QUALITY RATIOS
Nonperforming loans to total loans	2.44%	.95%	.95%
Nonperforming assets to total loans and foreclosed and other assets	2.74	1.24	1.00
Nonperforming assets to total assets	1.62	.75	.51
Net charge-offs to average loans (for the three months ended)	1.89	1.09	.62
Allowance for loan and lease losses to total loans	2.77	2.23	1.35
Allowance for loan and lease losses to nonperforming loans	113	236	142
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Includes the impact of National City, which we acquired on December 31, 2008.
(c)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 4.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.
(d)	The ratio as of December 31, 2008 did not reflect any impact of National City on PNC’s adjusted average total assets.

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

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FASB ASC 105-10, Generally Accepted Accounting Principles). The FASB Accounting Standards Codification TM (FASB ASC) will be the single source of authoritative nongovernmental US GAAP. The FASB ASC will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. Technical references to GAAP included in this Report are provided under the new FASB ASC structure with the prior terminology included parenthetically the first time it appears.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

As further described in Note 2 Acquisitions and Divestitures in our 2008 Form 10-K, on December 31, 2008, PNC acquired National City Corporation (National City). Our consolidated financial statements for the second quarter and first half of 2009 reflect the impact of National City.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, residential mortgage banking and global investment servicing, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Missouri, Virginia, Delaware, Washington, D.C., and Wisconsin. PNC also provides certain investment servicing internationally.

We expect to incur total merger and integration costs of approximately $1.2 billion pretax in connection with the acquisition of National City. This total includes $575 million pretax recognized in the fourth quarter of 2008 and $176 million pretax recognized in the first six months of 2009, including $125 million pretax in the second quarter. The transaction is expected to result in the reduction of approximately $1.2 billion of combined company annualized noninterest expense through the elimination of operational and administrative redundancies.

We are in the process of integrating the businesses and operations of National City with those of PNC.

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

We are focused on our strategies for quality growth. We are committed to returning to a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. Our actions have created a well-positioned and strong balance sheet, strong liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

We also continue to be focused on building capital in the current environment characterized by economic and regulatory uncertainty. See the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review regarding certain restrictions on dividends and common share repurchases resulting from PNC’s participation on December 31, 2008 in the US Department of the Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program and other regulatory restrictions on dividend capacity.

On March 1, 2009, our board of directors decided to reduce PNC’s quarterly common stock dividend from $.66 to $.10 per share. Accordingly, the board of directors declared a quarterly common stock cash dividend of $.10 per share in April and July 2009. Our Board recognizes the importance of the dividend to our shareholders. While our overall capital and liquidity positions are strong, extreme economic and market deterioration and the changing regulatory environment drove this difficult but prudent decision. This proactive measure will help us build capital by approximately $1 billion annually, further strengthen our balance sheet and enable us to continue to serve our customers.

SUPERVISORY CAPITAL ASSESSMENT PROGRAM

(“STRESS TESTS”)

On May 7, 2009, the Board of Governors of the Federal Reserve System announced the results of the stress tests conducted by banking regulators under the Supervisory Capital Assessment Program with respect to the 19 largest bank holding companies. As a result of this test, the Federal Reserve concluded that PNC was well capitalized but that, in order to provide a greater cushion against the risk that economic conditions over the next two years are worse than currently anticipated, PNC needed to augment the composition of its capital by increasing the common shareholders’ equity component of Tier 1 capital. In May 2009 we raised $624 million in new common equity at market prices through the issuance of 15 million shares of common stock. In connection with the Supervisory Capital Assessment Program, we submitted a capital plan which was accepted by the Federal Reserve.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

Since the middle of 2007 and with a heightened level of activity during the past 12 months, there has been unprecedented turmoil, volatility and illiquidity in worldwide financial markets, accompanied by uncertain prospects for the overall national economy, which is currently in the midst of a severe recession. In addition, there have been dramatic changes in the competitive landscape of the financial services industry during this time.

Recent efforts by the Federal government, including the US Department of the Treasury, the Federal Reserve, the FDIC, and the Securities and Exchange Commission, to stabilize and restore confidence in the financial services industry have impacted and will likely continue to impact PNC and our stakeholders. These efforts, which will continue to evolve, include the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and other legislative, administrative and regulatory initiatives, including the US Treasury’s TARP Capital Purchase Program, the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and the Federal Reserve’s Commercial Paper Funding Facility (CPFF).

These programs, some of which are further described in Item 7 of our 2008 Form 10-K, include the following:

TARP Capital Purchase Program – On December 31, 2008, PNC issued to the US Treasury $7.6 billion of preferred stock together with a related warrant to purchase shares of common stock of PNC, in accordance with the terms of the TARP Capital Purchase Program. Funds from this sale count as Tier 1 capital. Holders of this preferred stock are entitled to a cumulative cash dividend at the annual rate per share of 5% of the liquidation preference per year for the first five years after its issuance. After December 31, 2013, if these shares are still outstanding, the annual dividend rate will increase to 9% per year. We plan to redeem the US Treasury’s investment as soon as appropriate in a shareholder-friendly manner, subject to approval by our banking regulators. We do not contemplate exchanging any of the shares of preferred stock issued to the US Treasury under the TARP Capital Purchase Program for shares of mandatorily convertible preferred stock.

Further information on these securities is included in Note 19 Shareholders’ Equity included in our Notes to Consolidated Financial Statements within Item 8 of our 2008 Form 10-K.

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

Federal Reserve Commercial Paper Funding Facility (CPFF) – Effective October 28, 2008, Market Street Funding LLC (Market Street) was approved to participate in the Federal Reserve’s CPFF. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expires on October 30, 2009. Market Street had no borrowings under this facility at June 30, 2009. On June 25, 2009, the CPFF program was extended to February 1, 2010.

Public-Private Investment Fund Programs (PPIFs) – On March 23, 2009, the US Treasury and the FDIC announced that they will establish the Legacy Loans Program (LLP) to remove troubled loans and other assets from banks. The FDIC will provide oversight for the formation, funding, and operation of new PPIFs that will purchase loans and other assets from depository institutions. The LLP will attract private capital through an FDIC debt guarantee and Treasury equity co-investment. All FDIC-insured depository institutions will be eligible to participate in the program.

On March 23, 2009, the US Treasury also announced the establishment of the Legacy Securities PPIFs, which are designed to address issues raised by troubled assets. These Legacy Securities PPIFs are specifically focused on legacy securities and are part of a plan that directs both equity capital and debt financing into the market for legacy assets. This program is designed to draw in private capital to these markets by providing matching equity capital from the US Treasury and debt financing from the Federal Reserve via the Term Asset-Backed Loan Facility (TALF) and the US Treasury.

PNC is in the process of determining to what extent, if any, it will participate in these programs.

Home Affordable Modification Program (HAMP) – As part of its effort to stabilize the US housing market, in March 2009 the Obama Administration published detailed guidelines implementing the Home Affordable Modification Program (HAMP), and authorized servicers to begin loan modifications. PNC began participating in the HAMP for all GSE mortgages in May, and for non-GSE mortgages in July, and plans to evaluate participation in the Second Lien Program as the US Treasury announces additional details.

****

In June 2009 the US Treasury issued a report entitled “Financial Regulatory Reform: A New Foundation” which outlined five key objectives:

•	Promote robust supervision and regulation of financial firms,
•	Establish comprehensive supervision of financial markets,
•	Protect consumers and investors from financial abuse,
•	Provide the US government with the tools it needs to manage financial crises, and
•	Raise international regulatory standards and improve international cooperation.

To implement the proposals set forth in the US Treasury report, as well as to provide economic stimulus and financial market stability and to enhance the liquidity and solvency of financial institutions and markets, the US Congress and federal banking agencies have announced, and are continuing to develop, additional legislation, regulations and programs. These proposals include changes in or additions to the statutes or regulations related to existing programs, including those described above.

It is not possible at this time to predict the ultimate impact of these actions on PNC’s business plans and strategies.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following, some of which may be affected by legislative, regulatory and administrative initiatives, such as the Federal government initiatives outlined above:

•	General economic conditions, including the length and severity of the current recession,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Progress toward integrating the National City acquisition,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management, including achieving our cost savings targets associated with our National City integration, and creating positive pre-tax, pre-provision earnings,

•	Managing the distressed assets portfolio and other impaired assets,
•	Maintaining our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain our deposit base,
•	Prudent risk and capital management leading to a return to our desired moderate risk profile, and
•	Actions we take within the capital and other financial markets.

SUMMARY FINANCIAL RESULTS

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Net income, in millions	$207	$517	$737	$901
Diluted earnings per common share	$.14	$1.45	$1.16	$2.54
Return on:
Average common shareholders’ equity	1.52%	14.33%	5.72%	12.59%
Average assets	.30%	1.47%	.53%	1.29%

Highlights of the second quarter of 2009 included the following:

•

We grew retail customer accounts and increased average transaction deposits by $6.6 billion during the quarter, further strengthening our liquidity position and core funding level to an 87% loan to deposit ratio at June 30, 2009. We reduced brokered certificates of deposit as reflected in the $5.4 billion decline in average other time deposits, substantially reducing the overall cost of deposit funding.

•

We remain committed to responsible lending, essential to economic recovery. Loans and commitments of approximately $29 billion were originated and renewed during the second quarter as we continued to make credit available.

•	We raised $624 million in new common equity at market prices through the issuance of 15 million shares of common stock in May 2009.
•

Capital levels continued to strengthen. During the quarter we added 50 basis points to the Tier 1 risk-based capital ratio, which was 10.5% at June 30, 2009, and added 40 basis points to the Tier 1 common equity ratio, which was 5.3% at June 30, 2009.

•

Pretax, pre-provision earnings of $1.3 billion exceeded credit costs of $1.1 billion. Total revenue was $4.0 billion for the quarter, reflecting the diversification of our revenue streams and the strength of noninterest income sources. Expenses remained well controlled and increased primarily due to a special FDIC assessment and integration costs related to the National City acquisition.

•	As expected, credit quality continued to deteriorate during the second quarter reflecting the weakened economy, but at a slower rate. We increased credit loss reserves by $261 million, strengthening the allowance for loan and lease losses to $4.6 billion at June 30, 2009 and the ratio of allowance for loan and lease losses to total loans to 2.77% at that date. Net charge-offs to average loans increased to 1.89% for the second quarter of 2009. The increase in net charge-offs was anticipated given the $2.8 billion of reserves for expected losses established for National City loans on acquisition date.

•	The acquisition of National City continued to exceed expectations.
•	The transaction was accretive to first half earnings and is expected to be accretive for full year 2009.
•

Cost savings in the first half of 2009 reached an annualized level of approximately $500 million, ahead of plan and tracking to achieve the two-year goal of reducing combined company annualized noninterest expense by $1.2 billion.

•	Plans are in place for the required divestiture of 61 branches in the third quarter of 2009.
•	Integration activities are proceeding on schedule. National City customers will begin to be converted to the PNC platform in November 2009.
•	The combined company remains focused on delivering the PNC brand for client and business growth.

Our Consolidated Income Statement Review section of this Financial Review describes in greater detail the various items that impacted our results for the second quarter and first half of 2009 and 2008.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of recent acquisitions.

Our Average Consolidated Balance Sheet for the first six months of 2009 included the impact of National City, which was the primary driver of increases compared with the first six months of 2008. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at June 30, 2009 compared with December 31, 2008.

Total average assets were $280.9 billion for the first half of 2009 compared with $141.0 billion for the first half of 2008. Total average assets for the first six months of 2009 included $133.0 billion related to National City.

Average interest-earning assets were $243.7 billion for the first six months of 2009, including $121.6 billion related to National City, compared with $112.3 billion in the first six months of 2008. An increase of $100.3 billion in loans, including $96.5 billion related to National City, and a $15.9 billion increase in securities available for sale, including $12.4 billion related to National City, were reflected in the increase in average interest-earning assets. In addition, securities held to maturity, including those transferred by PNC in the fourth quarter of 2008 from the available for sale portfolio, averaged $3.6 billion in the first six months of 2009.

Average noninterest-earning assets totaled $37.1 billion in the first half of 2009 compared with $28.7 billion in the prior year first half. For the first half of 2009, average noninterest-earning assets related to National City totaled $11.5 billion.

The increase in average total loans, which includes the impact of National City as indicated above, reflected growth in commercial loans of $35.1 billion, consumer loans of $32.5 billion, commercial real estate loans of $16.4 billion and residential mortgage loans of $12.6 billion. Loans represented 70% of average interest-earning assets for the first six months of 2009 and 63% for the first six months of 2008.

Average residential mortgage-backed securities increased $14.2 billion compared with the first half of 2008. Average US Treasury and government agencies securities increased $2.6 billion and average state and municipal securities increased $.8 billion in the comparison. These increases were largely as a result of the National City acquisition and were partially offset by declines of $1.2 billion in average commercial mortgage-backed securities and $1.1 billion in average asset-backed securities compared with the prior year first half. Investment securities comprised 21% of average interest-earning assets for the first half of 2009 and 27% for the first half of 2008.

Average total deposits were $192.5 billion for the first six months of 2009, including $104.0 billion related to National City, compared with $82.8 billion for the first six months of 2008. Average deposits grew from the prior year period primarily as a result of increases in retail certificates of deposit, money market balances, and demand and other noninterest-bearing deposits. Average total deposits represented 69% of average total assets for the first six months of 2009 and 59% for the first six months of 2008.

Average transaction deposits were $116.8 billion for the first half of 2009, including $51.4 billion related to National City, compared with $54.1 billion for the first half of 2008.

Average borrowed funds were $47.0 billion for the first six months of 2009, including $19.7 billion related to National City, compared with $31.6 billion for the first six months of 2008.

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

Business segment results for the second quarter and first half of 2008 have been reclassified to reflect current methodologies and current business and management structure and present prior periods on the same basis.

Total business segment earnings were $1.193 billion for the first six months of 2009 and $665 million for the first six months of 2008. Second quarter 2009 business segment earnings totaled $488 million compared with $376 million for the second quarter of 2008. Highlights of results for the second quarter and first half of 2009 and 2008 are included below. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over these periods.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 19 Segment Reporting.

Retail Banking

Retail Banking’s earnings were $110 million for the first six months of 2009 compared with $218 million for the same period in 2008. For the second quarter of 2009, Retail Banking’s earnings were $60 million compared with $81 million for the second quarter of 2008. Results for 2009 include revenues and expenses associated with business acquired with National City. Results were challenged in this environment by ongoing credit deterioration, a lower value assigned to our deposits, reduced consumer spending and increased FDIC insurance costs. Retail Banking continues to maintain its focus on customer and deposit growth, employee and customer satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $470 million in the first six months of 2009, including $111 million in the second quarter, compared with $184 million and $159 million, respectively, for the same periods in 2008. Results for 2009 included revenues and expenses associated with business acquired with National City. For the first half of 2009, total revenue of $2.6 billion was strong, driven primarily by net interest income. Noninterest expense was tightly managed, and earnings were impacted by the provision for credit losses, indicative of deteriorating credit quality and the weakened economy. For second quarter 2009, the increase in the provision for credit losses drove the decline in earnings.

Asset Management Group

Asset Management Group’s earnings were $47 million for the first six months of 2009 compared with $71 million for the same period in 2008. The 34% decline in earnings over the prior year was driven by an increased provision for credit losses. Despite the significant earnings impact from the increased provision for credit losses, the business remained focused on client sales and service, expense management and the National City integration resulting in pretax, pre-provision earnings growth of 20% over the first half of 2008.

Earnings for the Asset Management Group totaled $8 million for the second quarter of 2009 compared with $34 million for the second quarter of 2008. An increase of $45 million in the provision for credit losses drove the decline in earnings.

Residential Mortgage Banking

Residential Mortgage Banking earned $309 million for the six months ended June 30, 2009, including $88 million in the second quarter, driven by strong loan origination activity and net mortgage servicing rights hedging gains. This business segment consists primarily of activities acquired with National City.

BlackRock

Our BlackRock business segment earned $77 million in the first six months of 2009 and $129 million in the first six months of 2008. Second quarter 2009 business segment earnings from BlackRock were $54 million compared with $69 million in the second quarter of 2008. Lower equity markets in 2009, particularly in the first quarter, impacted BlackRock’s results.

Global Investment Servicing

Global Investment Servicing earned $22 million for the first six months of 2009 compared with $63 million for the same period of 2008. For the second quarter of 2009, Global Investment Servicing earned $12 million compared with $33 million for the second quarter of 2008. Results for 2009 were negatively impacted by declines in asset values, fund redemptions, and account closures as a result of the deterioration of the financial markets and the establishment of a legal contingency reserve.

Distressed Assets Portfolio

This business segment consists primarily of assets acquired with National City. The Distressed Assets Portfolio had earnings of $158 million for the first six months of 2009, including $155 million in the second quarter.

Earnings for the first half of 2009 included net interest income of $626 million which was driven by higher yielding loans from the National City acquisition. The provision for credit losses was $289 million, which reflected general credit quality deterioration, although the consumer portfolio experienced some stabilization during the second quarter. Noninterest expense was $135 million for the first six months of 2009, comprised primarily of costs associated with foreclosed assets and servicing costs.

Other

“Other” reported a net loss of $456 million for the first half of 2009 compared with earnings of $236 million for the first half of 2008. The loss for 2009 included the after-tax impact of other-than-temporary impairment charges and alternative investment writedowns, integration costs related primarily to the National City acquisition, a special FDIC assessment, and equity management losses. These items were somewhat offset by a gain related to PNC’s BlackRock LTIP shares obligation in the first quarter and net gains on sales of securities. Our discussion of BlackRock in the Business Segments Review section of this Report describes our investment in BlackRock’s new Series C Preferred Stock, the accounting for which offsets the impact of the gains or losses related to PNC’s BlackRock LTIP shares obligation beginning February 27, 2009. Earnings for 2008 reflected net securities gains and the partial reversal of the Visa indemnification liability, partially offset by trading losses.

“Other” reported a net loss of $281 million for the second quarter of 2009 compared with earnings of $141 million for the second quarter of 2008. The net loss in the 2009 quarter was primarily due to the special FDIC assessment and National City integration costs.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first six months of 2009 was $737 million and for the first six months of 2008 was $901 million. Net income for the second quarter of 2009 was $207 million compared with net income of $517 million for the second quarter of 2008. Our Consolidated Income Statement for the second quarter and first six months of 2009 includes operating results of National City. As a result, the substantial increase in all income statement comparisons to the comparable 2008 periods, except as noted, are primarily due to the operating results of National City.

Total revenue for the first six months of 2009 was $7.9 billion compared with $3.9 billion for the first six months of 2008. Total revenue for the second quarter of 2009 increased 3% to $4.0 billion from $3.9 billion for the first quarter of 2009.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended June 30		Six months ended June 30
Dollars in millions	2009	2008	2009	2008
Net interest income	$2,182	$977	$4,487	$1,831
Net interest margin	3.60%	3.47%	3.70%	3.28%

In addition to the impact of National City during 2009, changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The increase in net interest income for the second quarter and first six months of 2009 compared with the respective 2008 periods reflected the increase in average interest-earning assets due to National City and the improvement in the net interest margin described below.

We expect net interest income and net interest margin for the remainder of 2009 to be flat to down compared with the first six months of 2009 as the effect of the maturities and paydowns of higher-yielding assets will be partially offset by interest-bearing deposit re-pricing, assuming our current expectations for interest rates and economic conditions. We include our current economic assumptions underlying our forward-looking statements in the Cautionary Statement Regarding Forward-Looking Information section of this Financial Review.

The net interest margin was 3.70% for the first half of 2009 and 3.28% for the first half of 2008. The following factors impacted the comparison:

•	A decrease in the rate paid on interest-bearing liabilities of 104 basis points. The rate paid on interest-bearing deposits, the largest component, decreased 115 basis points.
•

These factors were partially offset by a 55 basis point decrease in the yield on interest-earning assets. The yield on loans, which represented a larger portion of our earning assets in the first six months of 2009, decreased 49 basis points.

•

In addition, the impact of noninterest-bearing sources of funding decreased 7 basis points due to lower interest rates and a lower proportion of noninterest-bearing sources of funding to interest-earning assets.

The net interest margin was 3.60% for the second quarter of 2009 and 3.47% for the second quarter of 2008. The following factors impacted the comparison:

•	A decrease in the rate paid on interest-bearing liabilities of 82 basis points. The rate paid on interest-bearing deposits, the largest component, decreased 95 basis points.
•

These factors were partially offset by a 65 basis point decrease in the yield on interest-earning assets. The yield on loans, which represented a larger portion of our earning assets in the second quarter of 2009, decreased 54 basis points.

•

In addition, the impact of noninterest-bearing sources of funding decreased 4 basis points due to lower interest rates and a lower proportion of noninterest-bearing sources of funding to interest-earning assets.

For comparing to the broader market, the average Federal funds rate was .18% for the first half of 2009 compared with 2.62% for the first half of 2008. The average Federal funds rate was .18% for the second quarter of 2009 compared with 2.09% for the second quarter of 2008.

NONINTEREST INCOME

Summary

Noninterest income totaled $3.4 billion for the first six months of 2009, including $1.9 billion related to National City, compared with $2.0 billion for the first six months of 2008. Our noninterest income streams are well diversified and grew 15% in the second quarter of 2009 compared with the first quarter of 2009.

Noninterest income for the first half of 2009 included the following:

•	Net credit-related other-than-temporary impairments on debt and equity securities of $304 million,
•	Gains on hedges of residential mortgage servicing rights of $260 million,
•	Net gains on sales of securities of $238 million.
•	Net losses on private equity and alternative investments of $151 million, and
•	Gains of $103 million related to our BlackRock LTIP shares adjustment in the first quarter.

Noninterest income for the first half of 2008 included the impact of the following:

•	Income from Hilliard Lyons totaling $164 million, including the first quarter gain of $114 million from the sale of this business,
•	Valuation and sale losses related to our commercial mortgage loans held for sale, net of hedges, of $138 million,
•	Gains of $120 million related to our BlackRock LTIP shares adjustment, and
•	A first quarter gain of $95 million related to the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering.

Noninterest income totaled $1.8 billion for the second quarter of 2009, including $.9 billion related to National City, compared with $1.1 billion for the second quarter of 2008. The second quarter of 2009 included net gains on sales of securities of $182 million and net credit-related other-than-temporary impairments on debt and equity securities of $155 million. The second quarter of 2008 included a gain of $80 million related to our BlackRock LTIP shares adjustment.

Additional Analysis

Fund servicing fees totaled $392 million in the first six months of 2009 compared with $462 million in the first six months of 2008. For the second quarter of 2009, fund servicing fees were $193 million compared with $234 million in the second quarter of 2008. Asset management revenue was $397 million in the first half of 2009 compared with $409 million in the first half of 2008. Asset management revenue was $208 million in the second quarter of 2009 compared with $197 million in the second quarter of 2008.

Fund servicing fees and asset management revenue were negatively impacted by declines in asset values associated with the lower equity markets during the first six months of 2009, particularly during the first quarter.

Assets managed at June 30, 2009 totaled $98 billion, including National City assets under management, compared with $67 billion at June 30, 2008.

Global Investment Servicing provided fund accounting/ administration services for $774 billion of net fund investment assets and provided custody services for $399 billion of fund investment assets at June 30, 2009, compared with $988 billion and $471 billion, respectively, at June 30, 2008. The decrease in assets serviced in the comparison was due to declines in asset values and fund outflows resulting from market conditions.

For the first six months of 2009, consumer services fees totaled $645 million compared with $319 million in the first six months of 2008. Consumer service fees were $329 million for the second quarter of 2009 compared with $149 million for the second quarter of 2008. Consumer service fees in the 2009 periods reflected the impact of National City which more than offset reduced merchant and brokerage transaction volumes related to the economy.

Corporate services revenue totaled $509 million in the first half of 2009 and $349 million in the first half of 2008. For the second quarter of 2009, corporate services revenue totaled $264 million compared with $185 million for the second quarter of 2008. Corporate services fees include treasury management fees, which continued to be a strong contributor to revenue.

Residential mortgage fees totaled $676 million in the first six months of 2009, including $245 million in the second quarter. Strong mortgage refinancing volumes, especially in the first quarter, and $260 million of net hedging gains of mortgage servicing rights occurred in the first six months of 2009. Net hedging gains were $58 million in the second quarter. It is unlikely that we will repeat this strong six-month performance in future periods, particularly the servicing rights hedging gains and loan origination volumes. Additionally, we do not expect refinance and application volumes to be as strong in the second half of 2009 compared with the first half of 2009.

Service charges on deposits totaled $466 million for the first half of 2009 and $174 million for the first half of 2008. Service charges on deposits totaled $242 million for the second quarter of 2009 compared with $92 million for the second quarter of 2008. In both comparisons, service charges on deposits held firm as checking account growth offset declining customer transaction amounts and volumes.

Net gains on sales of securities totaled $238 million for the first six months of 2009 and $49 million for the first six months of 2008. Second quarter net gains on sales of securities were $182 million in 2009 and $8 million in 2008. Second quarter 2009 securities gains related primarily to sales of agency residential mortgage-backed securities.

The net credit component of other-than-temporary impairments of securities recognized in earnings was a loss of $304 million in the first half of 2009, including $155 million in the second quarter.

Other noninterest income totaled $352 million for the first six months of 2009 compared with $276 million for the first six months of 2008.

Other noninterest income for the first six months of 2009 included gains of $103 million related to our equity investment in BlackRock and net losses on private equity and alternative investments of $151 million as referred to above. Other noninterest income for the first six months of 2008 included gains of $120 million related to our equity investment in BlackRock, the $114 million gain from the sale of Hilliard Lyons, and the $95 million Visa gain referred to in the “Summary” section above. The impact of these items more than offset losses related to our commercial mortgage loans held for sale, net of hedges, of $138 million in the 2008 period.

Other noninterest income for the second quarter of 2009 totaled $297 million compared with $206 million for the second quarter of 2008. The second quarter of 2008 included an $80 million gain related to our BlackRock LTIP shares adjustment.

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

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $559 million for the first half of 2009 and $274 million for the first half of 2008. For the second quarter of 2009, treasury management revenue was $285 million compared with $137 million for the second quarter of 2008. In addition to the impact of National City, these increases were primarily related to deposit growth and continued growth in legacy offerings such as purchasing cards and services provided to the Federal government and healthcare customers.

Revenue from capital markets-related products and services totaled $190 million in the first six months of 2009 compared with $180 million in the first six months of 2008. Second quarter 2009 revenue was $148 million compared with $104 million for the second quarter of 2008. The impact of National City-related revenue in both comparisons helped to offset declines in merger and acquisition revenues reflecting the difficult financing environment.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $233 million in the first half of 2009 compared with $11 million in the first half of 2008. For the second quarter of 2009, revenue from commercial mortgage banking activities totaled $139 million compared with $105 million for the second quarter of 2008. The first six months of 2009 included gains of $34 million on commercial mortgage loans held for sale, net of hedges. Losses of $138 million on commercial mortgage loans held for sale, net of hedges, reduced revenue for the first six months of 2008.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $2.0 billion for the first six months of 2009 compared with $337 million for the first six months of 2008. For the second quarter of 2009, the provision for credit losses totaled $1.1 billion compared with $186 million for the second quarter of 2008. The provisions for credit losses for the first half and second quarter of 2009 were in excess of net charge-offs of $1.2 billion and $795 million, respectively, due to required increases to our allowance for loan and lease losses reflecting continued deterioration in the credit markets and the resulting increase in nonperforming loans.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Noninterest expense for the first six months of 2009 was $5.0 billion compared with $2.1 billion in the first six months of 2008. Noninterest expense totaled $2.7 billion in the second quarter of 2009 compared with $1.1 billion in the second quarter of 2008. The increases in both comparisons were substantially related to National City. We also recorded a special FDIC assessment of $133 million in the second quarter of 2009. This assessment was intended to build the FDIC’s Deposit Insurance Fund.

Integration costs totaled $177 million in the first half of 2009 compared with $27 million in the first half of 2008. Integration costs in the second quarter of 2009 totaled $125 million compared with $13 million in the second quarter of 2008.

Annualized National City acquisition cost savings of approximately $500 million were realized by the second quarter of 2009, on track to achieve our $600 million goal for 2009 and the $1.2 billion two-year goal of reducing combined company annualized noninterest expense.

EFFECTIVE TAX RATE

Our effective tax rate was 18.6% for the first half of 2009 and 34.9% for the first half of 2008. For the second quarter of 2009, our effective tax rate was 14.5% compared with 31.1% for the second quarter of 2008. Both 2009 effective tax rates were significantly lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	June 30 2009	Dec. 31 2008
Assets
Loans	$165,009	$175,489
Investment securities	49,969	43,473
Cash and short-term investments	18,620	23,936
Loans held for sale	4,662	4,366
Equity investments	8,168	8,554
Goodwill	9,206	8,868
Other intangible assets	3,684	2,820
Other	20,436	23,575
Total assets	$279,754	$291,081
Liabilities
Deposits	$190,439	$192,865
Borrowed funds	44,681	52,240
Other	15,167	18,328
Total liabilities	250,287	263,433
Total shareholders’ equity	27,294	25,422
Noncontrolling interests	2,173	2,226
Total equity	29,467	27,648
Total liabilities and equity	$279,754	$291,081

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

The decline in total assets at June 30, 2009 compared with December 31, 2008 was primarily due to weak loan demand and lower cash and short-term investments, somewhat offset by an increase in lower risk investment securities.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $3.4 billion at June 30, 2009 and $4.1 billion at December 31, 2008, respectively.

Loans decreased $10.5 billion, or 6%, as of June 30, 2009 compared with December 31, 2008. Loans represented 59% of total assets at June 30, 2009 and 60% of total assets at December 31, 2008.

Commercial lending represented 55% of the loan portfolio and consumer lending represented 45% at June 30, 2009. Commercial lending declined 10% at June 30, 2009 compared with December 31, 2008. Commercial loans, which comprised 66% of total commercial lending, declined due to reduced demand for new loans, lower utilization levels and paydowns as clients continued to deleverage their balance sheets. Consumer lending decreased slightly at June 30, 2009 from

December 31, 2008. Increases in education and residential mortgage loans were more than offset by a decline in home equity installment loans and residential construction loans.

Details Of Loans

In millions	June 30 2009	Dec. 31 2008
Commercial
Retail/wholesale	$10,141	$11,482
Manufacturing	11,595	13,263
Other service providers	8,491	9,038
Real estate related (a)	8,346	9,107
Financial services	5,078	5,194
Health care	3,045	3,201
Other	13,898	17,935
Total commercial	60,594	69,220
Commercial real estate
Real estate projects	16,542	17,176
Commercial mortgage	8,323	8,560
Total commercial real estate	24,865	25,736
Equipment lease financing	6,092	6,461
TOTAL COMMERCIAL LENDING	91,551	101,417
Consumer
Home equity
Lines of credit	24,373	24,024
Installment	12,346	14,252
Education	5,340	4,211
Automobile	1,784	1,667
Credit card and other unsecured lines of credit	3,261	3,163
Other	4,833	5,172
Total consumer	51,937	52,489
Residential real estate
Residential mortgage	19,342	18,783
Residential construction	2,179	2,800
Total residential real estate	21,521	21,583
TOTAL CONSUMER LENDING	73,458	74,072
Total loans (b)	$165,009	$175,489
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes FASB ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (AICPA SOP 03-3), purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008, amounting to $12.5 billion at June 30, 2009 and $12.9 billion at December 31, 2008.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Our home equity lines and installment loans outstanding totaled $36.7 billion at June 30, 2009. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than or equal to 90%. We had $1.2 billion or approximately 3% of the total portfolio in this grouping at June 30, 2009.

In our $19.3 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90% totaled $1.8 billion and comprised approximately 9% of this portfolio at June 30, 2009.

Commercial lending is the largest category and is the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated $3.2 billion, or 70%, of the total allowance for loan and lease losses at June 30, 2009 to these loans. We allocated $1.4 billion, or 30%, of the remaining allowance at that date to consumer lending. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Valuation of FASB ASC 310-30 (SOP 03-3) Purchased Impaired Loans

	Original December 31, 2008		Revised December 31, 2008
Dollars in billions	Balance	Fair Value Mark	Balance	Fair Value Mark
Commercial and commercial real estate loans:
Unpaid principal balance	$4.0		$6.3
Fair value mark	(2.2)	(55)%	(3.4)	(54)%
Net investment	1.8		2.9
Consumer and residential mortgage loans:
Unpaid principal balance	15.3		15.6
Fair value mark	(5.2)	(34)%	(5.6)	(36)%
Net investment	10.1		10.0
Total FASB ASC 310-30 purchased impaired loans:
Unpaid principal balance	19.3		21.9
Fair value mark	(7.4)	(38)%	(9.0)	(41)%
Net investment	$11.9		$12.9

Subsequent to December 31, 2008, an additional $2.6 billion of acquired National City loans were identified as impaired under FASB ASC 310-30. A total fair value mark of $1.6 billion was recorded, resulting in a $1.0 billion net investment. These impairments were effective December 31, 2008 based on additional information regarding the borrowers and credit conditions that existed as of the acquisition date. The net investment of $12.9 billion above differs from the $12.5 billion net investment at June 30, 2009 footnoted on page 12 due to payoffs, accretion and other adjustments during the first six months of 2009.

Purchase Accounting Accretion

	Three months ended June 30	Six months ended June 30
In millions	2009	2009
Performing loans	$168	$490
Impaired loans	259	516
Reversal of contractual interest on impaired loans	(194)	(417)
Net impaired loans	65	99
Securities	41	72
Deposits	264	576
Borrowings	(52)	(137)
Total	$486	$1,100

Accretable Interest

In billions	December 31 2008	June 30 2009
Performing loans	$2.4	$1.9
Impaired loans	3.7	3.5
Total loans (gross)	6.1	5.4
Securities	.2	.1
Deposits	2.1	1.5
Borrowings	(1.8)	(1.3)
Total	$6.6	$5.7

Adjustments to the recorded investment in impaired loans include purchase accounting accretion, reclassifications from non-accretable to accretable interest as a result of increases in estimated cash flows, and reductions in the accretable amount as a result of additional loan impairments as of the National City acquisition close date of December 31, 2008.

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

In millions	June 30 2009	Dec 31 2008
Commercial and commercial real estate	$59,816	$60,020
Home equity lines of credit	21,599	23,195
Consumer credit card lines	19,210	19,028
Other	2,433	2,645
Total	$103,058	$104,888

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $9.4 billion at June 30, 2009 and $8.6 billion at December 31, 2008.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $7.0 billion at June 30, 2009 and

December 31, 2008 and are included in the preceding table primarily within the “Commercial and commercial real estate” category.

In addition to credit commitments, our net outstanding standby letters of credit totaled $10.1 billion at June 30, 2009 and $10.3 billion at December 31, 2008. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

INVESTMENT SECURITIES

Details Of Investment Securities

In millions	Amortized Cost	Fair Value
June 30, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$5,371	$5,283
Residential mortgage-backed
Agency	21,951	22,285
Non-Agency	12,008	9,014
Commercial mortgage-backed
Agency	1,037	1,037
Non-Agency	4,198	3,658
Asset-backed	1,931	1,404
State and municipal	1,374	1,335
Other debt	1,575	1,573
Corporate stocks and other	400	416
Total securities available for sale	$49,845	$46,005
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-Agency)	$2,006	$2,121
Asset-backed	1,949	2,023
Other debt	9	10
Total securities held to maturity	$3,964	$4,154
December 31, 2008
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$738	$739
Residential mortgage-backed
Agency	22,744	23,106
Non-Agency	13,205	8,831
Commercial mortgage-backed (non-Agency)	4,305	3,446
Asset-backed	2,069	1,627
State and municipal	1,326	1,263
Other debt	563	559
Corporate stocks and other	575	571
Total securities available for sale	$45,525	$40,142
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-Agency)	$1,945	$1,896
Asset-backed	1,376	1,358
Other debt	10	10
Total securities held to maturity	$3,331	$3,264

Investment securities totaled $50.0 billion at June 30, 2009 and $43.5 billion at December 31, 2008. The increase in securities of $6.5 billion since year-end reflected primarily the purchase of US Treasury and government agency securities and agency commercial mortgage-backed securities, partially offset by maturities and prepayments. Securities represented 18% of total assets at June 30, 2009 and 15% of total assets at December 31, 2008.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

At June 30, 2009, the securities available for sale balance included a net unrealized loss of $3.8 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2008 was a net unrealized loss of $5.4 billion. The fair value of investment securities is impacted by interest rates, credit spreads, and market volatility and illiquidity. The improvement in the unrealized pretax loss from year-end was primarily the result of improving fair values in non-agency residential mortgage-backed and non-agency commercial mortgage-backed securities. The net unrealized losses at June 30, 2009 did not reflect significant credit quality concerns with the underlying assets which are primarily investment grade. Overall, we consider the portfolio to be well-diversified and high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 57% of the investment securities portfolio at June 30, 2009. The Fair Value Measurements And Fair Value Option section of this Financial Review provides further detail on the composition of our securities portfolio, including vintage, credit rating, and FICO score, where applicable.

FASB ASC 320-10, Investments – Debt and Equity Securities (FSP FAS 115-2 and FAS 124-4, “Recognition and Presentation of Other-Than-Temporary Impairments”), was issued in April 2009 and amended other-than-temporary impairment (OTTI) guidance for debt securities regarding recognition and disclosure. The major change in the guidance was the requirement to recognize only the credit portion of OTTI charges in current earnings for those debt securities where there is no intent to sell or it is more likely than not the entity would not be required to sell the security prior to expected recovery. The remaining portion of OTTI charges is included in accumulated other comprehensive loss.

As permitted, PNC adopted this guidance effective January 1, 2009. As a result, we recognized total OTTI in the first half of 2009 of $1.1 billion, comprised of $835 million in accumulated other comprehensive loss on the Consolidated Balance Sheet at June 30, 2009, and $304 million recognized as a reduction of noninterest income in our Consolidated Income Statement. Net OTTI recognized in our Consolidated

Income Statement for the second quarter of 2009 was $155 million. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further information regarding the credit-related OTTI recognized in the first half and second quarter of 2009.

As required under the new guidance, we also recorded a cumulative effect adjustment of $110 million to retained earnings at January 1, 2009 to reclassify the noncredit component of OTTI recognized in 2008 from retained earnings to accumulated other comprehensive loss.

We also early adopted FASB ASC 820, Fair Value Measurements and Disclosures (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), during the first quarter of 2009. The Fair Value Measurements And Fair Value Option section of this Financial Review has additional information related to this guidance.

At least quarterly we conduct a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if an OTTI exists. Our process and methods have evolved as market conditions have deteriorated and as more research and other analyses have become available. We expect that our process and methods will continue to evolve. Our assessment considers the security structure, recent security collateral performance metrics, our judgment and expectations of future performance, and relevant industry research and analysis. We also consider the severity of the impairment and the length of time that the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Balance Sheet Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

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

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 4.5 years at June 30, 2009 and 3.1 years at December 31, 2008.

We estimate that at June 30, 2009 the effective duration of investment securities was 3.0 years for an immediate 50 basis points parallel increase in interest rates and 2.7 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2008 were 3.7 years and 3.1 years, respectively.

LOANS HELD FOR SALE

In millions	June 30 2009	Dec. 31 2008
Commercial mortgages at fair value (a)	$1,179	$1,401
Commercial mortgages at lower of cost or market	352	747
Total commercial mortgages	1,531	2,148
Residential mortgages at fair value (a)	2,885	1,824
Residential mortgages at lower of cost or market	1	138
Total residential mortgages	2,886	1,962
Other	245	256
Total	$4,662	$4,366
(a)	Balance at December 31, 2008 includes loans held for sale which were acquired from National City and recorded at fair value at the date of acquisition.

We stopped originating certain commercial mortgage loans held for sale at fair value during the first quarter of 2008 and intend to continue pursuing opportunities to reduce these positions at appropriate prices. We recognized net gains of $34 million in the first half of 2009 on the valuation and sale of commercial mortgage loans held for sale, net of hedges, including $35 million in the second quarter. Losses of $138 million on the valuation and sale of commercial mortgage loans held for sale carried at fair value, net of hedges, were recognized in the first half of 2008, while gains of $28 million were recognized in the second quarter of that year. We sold $.2 billion and $.5 billion, respectively, of commercial mortgage loans held for sale carried at fair value in the first half of 2009 and 2008.

Strong origination volumes partially offset sales to government agencies of $3.2 billion of commercial mortgages held for sale at lower of cost or market during the first six months of 2009, including $1.5 billion in the second quarter.

Residential mortgage loans held for sale increased during the first half of 2009 due to strong refinancing volumes, especially in the first quarter. Loan origination volume was $13.3 billion, including $6.4 billion in the second quarter. Substantially all such loans were originated to agency standards. We sold $12.0 billion of this production and recognized related revenue of $327 million during the first half of 2009, of which $152 million occurred in the second quarter.

Net interest income on residential mortgage loans held for sale was $162 million for the first six months of 2009, including $80 million in the second quarter.

Goodwill and Other Intangible Assets

Goodwill increased $338 million and other intangible assets increased $864 million at June 30, 2009 compared with December 31, 2008. Note 2 National City Acquisition and Note 9 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements of this Report have further details on the National City-related items that were the primary drivers of these increases.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	June 30 2009	Dec. 31 2008
Deposits
Money market	$73,916	$67,678
Demand	46,408	43,212
Retail certificates of deposit	56,380	58,315
Savings	6,693	6,056
Other time	4,048	13,620
Time deposits in foreign offices	2,994	3,984
Total deposits	190,439	192,865
Borrowed funds
Federal funds purchased and repurchase agreements	3,921	5,153
Federal Home Loan Bank borrowings	14,777	18,126
Bank notes and senior debt	13,292	13,664
Subordinated debt	10,383	11,208
Other	2,308	4,089
Total borrowed funds	44,681	52,240
Total	$235,120	$245,105

Total funding sources decreased $10.0 billion at June 30, 2009 compared with December 31, 2008 driven by a $7.6 billion decline in borrowed funds.

Total deposits decreased $2.4 billion at June 30, 2009 compared with December 31, 2008. Relationship-growth driven increases in money market, demand and savings deposits were more than offset by a decline in other time deposits, reflecting a planned run-off of brokered certificates of deposits and retail certificates of deposits which carried a higher price as acquired from recent bank acquisitions. Interest-bearing deposits represented 78% of total deposits at June 30, 2009 compared with 81% at December 31, 2008.

Borrowed funds totaled $44.7 billion at June 30, 2009 compared with $52.2 billion at December 31, 2008. The decline primarily resulted from repayments of Federal Home Loan Bank and other borrowed funds. During the first quarter of 2009, PNC issued $1.0 billion of senior notes guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. In addition, PNC issued $1.0 billion of senior notes during the second quarter of 2009, which were not issued under the Temporary Liquidity Guarantee Program. The Liquidity Risk Management section of this Financial Review contains further details regarding actions we have taken which impacted our borrowed funds balances in 2009.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings. The reduction in our quarterly common stock dividend that began in April 2009 is expected to add $1 billion annually to PNC’s common equity and cash positions, resulting in annual improvement in capital ratios of approximately 40 basis points.

Total shareholders’ equity increased $1.9 billion, to $27.3 billion, at June 30, 2009 compared with December 31, 2008 primarily due to the following:

•

A decline of $.8 billion in accumulated other comprehensive loss primarily as a result of decreases in net unrealized securities losses as more fully described in the Investment Securities portion of this Consolidated Balance Sheet Review,

•	An increase of $.5 billion in capital surplus-common stock and other, primarily due to the May 2009 common stock issuance, and
•	An increase of $.3 billion in retained earnings.

Common shares outstanding were 461 million at June 30, 2009 and 443 million at December 31, 2008. As described in the Executive Summary section of this Financial Review, in May 2009 we raised $624 million in new common equity at market prices through the issuance of 15 million shares of common stock. The offering was related to our plan for increasing common equity following the results of the stress tests conducted under the Supervisory Capital Assessment Program by the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency.

We expect to continue to increase our common equity as a proportion of total capital through growth in retained earnings and will consider other capital opportunities as appropriate. We do not contemplate exchanging any of the shares of preferred stock issued to the US Treasury under the TARP Capital Purchase Program for shares of mandatorily convertible preferred stock.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares during the first half of 2009 under this program and, as described below, are restricted from doing so under the TARP Capital Purchase Program.

Under the TARP Capital Purchase Program, there are restrictions on dividends and common share repurchases associated with the preferred stock that we issued to the US Treasury in accordance with that program. As is typical with cumulative preferred stock, dividend payments for this preferred stock must be current before dividends may be paid on junior shares, including our common stock, or junior shares can be repurchased or redeemed. Also, under the TARP Capital Purchase Program agreements, the US Treasury’s consent will be required for any increase in common dividends per share above $.66 per share quarterly until the third anniversary of the preferred stock issuance as long as the US Treasury continues to hold any of the preferred stock. Further, during that same period, the US Treasury’s consent will be required, unless the preferred stock is no longer held by the US Treasury, for any share repurchases with limited exceptions, most significantly purchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice. Any increase in our dividends while we remain subject to these restrictions would depend on the status of our efforts to put ourselves into position to redeem the US Treasury’s investment in PNC.

Risk-Based Capital

Dollars in millions	June 30 2009	Dec. 31 2008
Capital components
Shareholders’ equity
Common	$19,347	$17,490
Preferred	7,947	7,932
Trust preferred capital securities	2,986	2,898
Noncontrolling interest	1,512	1,506
Goodwill and other intangible assets	(10,531)	(9,800)
Eligible deferred income taxes on goodwill and other intangible assets	773	594
Pension, other postretirement benefit plan adjustments	631	666
Net unrealized securities losses, after-tax	2,601	3,618
Net unrealized losses (gains) on cash flow hedge derivatives, after-tax	(151)	(374)
Other	(222)	(243)
Tier 1 risk-based capital	24,893	24,287
Subordinated debt	5,500	5,676
Eligible allowance for credit losses	2,989	3,153
Total risk-based capital	$33,382	$33,116
Tier 1 common capital
Tier 1 risk-based capital	$24,893	$24,287
Preferred equity	(7,947)	(7,932)
Trust preferred capital securities	(2,986)	(2,898)
Noncontrolling interest	(1,512)	(1,506)
Tier 1 common capital	$12,448	$11,951
Assets
Risk-weighted assets, including off- balance sheet instruments and market risk equivalent assets	$237,191	$251,106
Adjusted average total assets	273,298	138,689
Capital ratios
Tier 1 risk-based	10.5%	9.7%
Tier 1 common	5.3	4.8
Total risk-based	14.1	13.2
Leverage	9.1	17.5

Capital levels were strengthened during the first half of 2009. Higher capital levels were net of dividend payments including $142 million paid to the US Department of the Treasury during the first six months of 2009, of which $95 million was paid during the second quarter, on $7.6 billion of preferred stock. We plan to redeem the Treasury Department’s investment as soon as appropriate in a shareholder-friendly manner, subject to approval by our banking regulators.

PNC’s Tier 1 risk-based capital ratio increased by 80 basis points to 10.5% at June 30, 2009 from 9.7% at December 31, 2008. The increase in the ratio was due to higher risk-based capital primarily from retained earnings and the May 2009 common equity issuance coupled with a decline in risk-weighted assets. Our Tier 1 common capital ratio was 5.3% at June 30, 2009.

The leverage ratio at December 31, 2008 reflected the favorable impact on Tier 1 risk-based capital from the issuance of securities under TARP and the issuance of PNC common stock in connection with the National City acquisition, both of which occurred on December 31, 2008. In addition, the ratio as of that date did not reflect any impact of National City on PNC’s adjusted average total assets.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At June 30, 2009 and December 31, 2008, each of our domestic bank subsidiaries was considered “well capitalized” based on US regulatory capital ratio requirements, which are indicated on page 2 of this Report. We believe our bank subsidiaries will continue to meet these requirements during the remainder of 2009. We are currently planning to merge the charters of National City Bank and PNC Bank, Delaware into PNC Bank, N.A. during the second half of 2009.

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
•

At June 30, 2009, $2.2 billion of loans were securitized by PNC. The comparable amount was $2.4 billion at December 31, 2008. These securitized loans are not included on our Consolidated Balance Sheet. See additional discussion in Note 1 Accounting Policies under Recent Accounting Pronouncements and in Note 10 Loan Sales and Securitizations in the Notes To Consolidated Financial Statements of this Report regarding new guidance which could impact the accounting for these effective January 1, 2010 and the potential future impact on consolidation of these assets.

The following provides a summary of variable interest entities (VIEs), including those that we have consolidated and those in which we hold a significant variable interest but have not consolidated into our financial statements as of June 30, 2009 and December 31, 2008.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in tax credit investments (b)
June 30, 2009	$1,414	$798
December 31, 2008	$1,499	$863	(a)
Credit Risk Transfer Transaction
June 30, 2009	$946	$946
December 31, 2008	$1,070	$1,070
(a)	We have revised this amount due to PNC’s adoption of FASB ASC 810-10 (SFAS 160) as noncontrolling interests are no longer classified as aggregate liabilities.
(b)	Amounts reported primarily represent low income housing projects.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
June 30, 2009
Market Street	$4,604	$4,664	$6,913	(a)
Partnership interests in tax credit investments (b) (c)	1,148	671	833
Collateralized debt obligations	20		2
Total	$5,772	$5,335	$7,748
December 31, 2008
Market Street	$4,916	$5,010	$6,965	(a)
Partnership interests in tax credit investments (b) (c)	1,095	652	920
Collateralized debt obligations	20		2
Total	$6,031	$5,662	$7,887
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $6.3 billion and other credit enhancements of $.6 billion at June 30, 2009. The comparable amounts were $6.4 billion and $.6 billion at December 31, 2008. These liquidity commitments are included in the Net Unfunded Credit Commitments table in the Consolidated Balance Sheet Review section of this Report and are factored into our regulatory capital ratios.
(b)	Amounts reported primarily represent low income housing projects.
(c)	Aggregate assets and aggregate liabilities represent approximate balances due to limited availability of financial information associated with the acquired National City partnerships that we did not sponsor.

Market Street

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1/F1 by Standard & Poor’s, Moody’s, and Fitch, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2008 and the first six months of 2009, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $4.0 billion at June 30, 2009 and $4.4 billion at December 31, 2008. The weighted average maturity of the commercial paper was 24 days at both June 30, 2009 and December 31, 2008.

Effective October 28, 2008, Market Street was approved to participate in the Federal Reserve’s CPFF authorized under Section 13(3) of the Federal Reserve Act. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expires on February 1, 2010. As of June 30, 2009, Market Street did not have any outstandings in the CPFF.

During the first six months of 2009, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $10 million with an average of $4 million. This compares with a maximum daily position of $75 million with an average of $12 million for the year ended December 31, 2008. PNC Capital Markets owned no Market Street commercial paper at June 30, 2009 and December 31, 2008. PNC Bank, N.A. made no purchases of Market Street commercial paper during the first six months of 2009.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and all of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Program administrator fees related to PNC’s portion of liquidity facilities were $19 million for the first six months of 2009 and $8 million for the first six months of 2008. Commitment fees related to PNC’s portion of the liquidity facilities for the first six months of 2009 and 2008 were insignificant.

The commercial paper obligations at June 30, 2009 and December 31, 2008 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $6.3 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement, such as by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $.9 billion of the liquidity facilities if the underlying assets are in default. See Note 18 Commitments And Guarantees included in the Notes To Consolidated Financial Statements of this Report for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013.

Market Street has entered into a Subordinated Note Purchase Agreement (Note) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.0 million as of June 30, 2009. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

Assets of Market Street (a)

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
June 30, 2009
Trade receivables	$1,667	$3,855	2.26
Automobile financing	789	789	3.50
Collateralized loan obligations	246	270.96
Credit cards	300	300.19
Residential mortgage	14	14	26.50
Other	991	1,178	1.92
Cash and miscellaneous receivables	597
Total	$4,604	$6,406	2.25
December 31, 2008
Trade receivables	$1,516	$3,370	2.34
Automobile financing	992	992	3.94
Collateralized loan obligations	306	405	1.58
Credit cards	400	400.19
Residential mortgage	14	14	27.00
Other	1,168	1,325	1.76
Cash and miscellaneous receivables	520
Total	$4,916	$6,506	2.34
(a)	Market Street did not recognize an asset impairment charge or experience any material rating downgrades during 2008 or the first six months of 2009.

Market Street Commitments by Credit Rating (a)

	June 30, 2009	December 31, 2008
AAA/Aaa	21%	19%
AA/Aa	27	6
A/A	47	72
BBB/Baa	4	3
BB/Ba	1
Total	100%	100%
(a)	The majority of our facilities are not explicitly rated by the rating agencies. All facilities are structured to meet rating agency standards for applicable rating levels.

We evaluated the design of Market Street, its capital structure, the Note, and relationships among the variable interest holders under the provisions of FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities). Based on this analysis, we are not the primary beneficiary as defined under GAAP and therefore the assets and liabilities of Market Street are not reflected in our Consolidated Balance Sheet.

We would consider changes to the variable interest holders (such as new expected loss note investors and changes to program-level credit enhancement providers), terms of expected loss notes, and new types of risks related to Market Street as reconsideration events. We review the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred.

Based on current accounting guidance, we are not required to consolidate Market Street into our consolidated financial statements. However, in June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (SFAS 167, “Amendments to FASB Interpretation No. 46(R)”). The new guidance contains revised criteria for determining the primary beneficiary of a VIE and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. Enhanced disclosures would also be required. This guidance will be effective for PNC beginning January 1, 2010. Based on our preliminary analysis of the new guidance, we expect that we would consolidate the commercial paper conduit effective January 1, 2010. Based on this revised accounting guidance, we would recognize the assets, liabilities and noncontrolling interests of Market Street in our Consolidated Balance Sheet based at their respective carrying amounts at that date. In addition, the consolidation of Market Street would have minimal to no impact on our risk-weighted assets, risk-based capital ratios or debt covenants.

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

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. NCB was determined to be the primary beneficiary of the SPE as it would absorb the majority of the expected losses of the SPE through its holding of certain of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity associated with the note tranches held by NCB are intercompany balances and are eliminated in consolidation. Nonconforming mortgage loans, including foreclosed properties, pledged as collateral to the SPE remain on the balance sheet and totaled $631 million at June 30, 2009.

In connection with the credit risk transfer agreement, NCB held the right to put the mezzanine notes to the independent third-party once credit losses in the mortgage loan pool exceeded the principal balance of the subordinated equity notes. During the first six months of 2009, cumulative credit losses in the mortgage loan pool surpassed the principal balance of the subordinated equity notes which resulted in NCB exercising its put option on two of the subordinate mezzanine notes. Cash proceeds received from the third party for the exercise of these put options totaled $36 million. In addition, during the first six months of 2009 NCB entered into an agreement with the third party to terminate a portion of each party’s rights and obligations under the credit risk transfer agreement for the remaining mezzanine notes. In exchange for $126 million, NCB agreed to terminate its contractual right to put the remaining mezzanine notes to the third party. A pretax gain of $10 million was recognized in noninterest income as a result of these transactions.

Management assessed what impact the reconsideration events above had on determining whether NCB would remain the primary beneficiary of the SPE. Management concluded that NCB would remain the primary beneficiary and accordingly should continue to consolidate the SPE.

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

FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 825-10, Financial Instruments, (SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”), permits entities to choose to measure many financial instruments and certain other items at fair value. See Note 8 Fair Value in the Notes To Consolidated Financial Statements under Part 1, Item 1 of this Report for further information. In April 2009, new GAAP was issued for estimating fair values when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. As permitted, PNC adopted this guidance effective January 1, 2009.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below. As prescribed by GAAP, the assets and liabilities acquired from National City on December 31, 2008 are excluded from the following disclosures as of that date, but are included as of and for the six months ended June 30, 2009.

At June 30, 2009, assets recorded at fair value represented 22% of total assets and fair value liabilities represented 2% of total liabilities compared with 13% of total assets and 2% of total liabilities as of December 31, 2008.

Fair Value Measurements – Summary

	June 30, 2009				December 31, 2008 (j)
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$4,528	$27,209	$14,268	$46,005	$347	$21,633	$4,837	$26,817
Financial derivatives (a)	10	4,509	125	4,644	16	5,582	125	5,723
Residential mortgage loans held for sale (b)		2,885		2,885
Trading securities (c)	888	911	126	1,925	89	529	73	691
Residential mortgage servicing rights (d)			1,459	1,459			6	6
Commercial mortgage loans held for sale (b)			1,179	1,179			1,400	1,400
Equity investments	1		1,160	1,161			571	571
Customer resale agreements (e)		1,047		1,047		1,072		1,072
Loans (f)		72		72
Other assets (g)		175	405	580		144		144
Total assets	$5,427	$36,808	$18,722	$60,957	$452	$28,960	$7,012	$36,424
Liabilities
Financial derivatives (h)	$5	$3,843	$203	$4,051	$2	$4,387	$22	$4,411
Trading securities sold short (i)	569	94		663	182	207		389
Other liabilities		5		5		9		9
Total liabilities	$574	$3,942	$203	$4,719	$184	$4,603	$22	$4,809
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in loans held for sale on the Consolidated Balance Sheet. PNC elected the fair value option for certain commercial and residential mortgage loans held for sale.
(c)	Included in trading securities on the Consolidated Balance Sheet. Fair value includes net unrealized gains of $23 million at June 30, 2009 compared with net unrealized losses of $28 million at December 31, 2008.
(d)	Included in other intangible assets on the Consolidated Balance Sheet.
(e)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC elected the fair value option for this item.
(f)	Included in loans on the Consolidated Balance Sheet. PNC elected the fair value option for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(g)	Includes BlackRock Preferred Series C Stock.
(h)	Included in other liabilities on the Consolidated Balance Sheet.
(i)	Included in other borrowed funds on the Consolidated Balance Sheet. These are all debt securities.
(j)	Excludes assets and liabilities associated with the acquisition of National City.

Valuation Hierarchy

The following is an outline of the valuation methodologies used for measuring fair value under FASC ASC 820 for the major items above. GAAP focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants and establishes a reporting hierarchy to maximize the use of observable inputs. The fair value hierarchy (i.e., Level 1, Level 2, and Level 3) is described in detail in Note 8 Fair Value in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report.

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

Securities

Securities measured at fair value include both the available for sale and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately 50% of our positions are valued using prices obtained from pricing services provided by the Barclay’s Capital Index, formerly known as the Lehman Index, and Interactive Data Corp. (IDC) and for approximately 30% more of our positions, we use prices obtained from the pricing services as an input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include using a discounted cash flow approach or, in certain instances, identifying a proxy security, market transaction or index. For certain security types, primarily non-agency residential and commercial mortgage-backed securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty, that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at June 30, 2009, the relevant pricing service information was the predominant input. In the proxy approach, the proxy selected generally has similar credit, tenor, duration, pricing and structuring attributes to the PNC position. The price, market spread, or yield on the proxy is then used to calculate an indicative market price for the security. Depending on the nature of the PNC position and its attributes relative to the proxy, management may make additional adjustments to account for market conditions, liquidity, and nonperformance risk, based on various inputs including recent trades of similar securities, single dealer quotes, and/or other observable and unobservable inputs.

The following table provides additional information on fair value and ratings of certain available for sale and trading securities.

	June 30, 2009 (a)
	Agency		Non-Agency
Dollars in millions	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Other Asset-Backed Securities
Fair Value – Available for Sale	$22,285	$1,037	$9,014	$3,658	$1,404
Fair Value -Trading	16		10	15
Total Fair Value	$22,301	$1,037	$9,024	$3,673	$1,404
% of Fair Value:
By Vintage
2009	19%	82%
2008	29%	2%			3%
2007	10%	1%	16%	11%	18%
2006	13%	1%	22%	30%	26%
2005 and earlier	25%	14%	62%	59%	52%
Not available	4%				1%
Total	100%	100%	100%	100%	100%
By Credit Rating
Agency	100%	100%
AAA			36%	99%	39%
AA			4%	1%	4%
A			6%		1%
BBB			10%		5%
BB			8%		17%
B			14%		6%
Lower than B			11%		21%
No rating			11%		7%
Total	100%	100%	100%	100%	100%
By FICO Score
>720			63%		8%
<720 or >660			26%		37%
<660					5%
No FICO score	N/A	N/A	11%	N/A	50%
Total			100%		100%
(a)	As prescribed by GAAP, the assets and liabilities acquired from National City on December 31, 2008 are excluded from these disclosures as of that date, but are included as of and for the six months ended June 30, 2009.

	December 31, 2008 (a)
	Agency	Non-Agency
Dollars in millions	Residential Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Other Asset-Backed Securities
Fair Value – Available for Sale	$12,544	$7,420	$3,391	$1,492
Fair Value -Trading	198		28
Total Fair Value	$12,742	$7,420	$3,419	$1,492
% of Fair Value:
By Vintage
2008	36%	1%
2007	24%	15%	10%	15%
2006	23%	23%	31%	30%
2005	5%	35%	12%	31%
2004 and earlier	12%	26%	47%	24%
Total	100%	100%	100%	100%
By Credit Rating
Agency	100%
AAA		82%	98%	71%
AA		4%	1%	7%
A		6%		2%
BBB		2%		8%
BB		3%		6%
B		1%		2%
Lower than B		2%		4%
No rating			1%
Total	100%	100%	100%	100%
By FICO Score
>720		68%		13%
<720 or >660		30%		47%
<660				1%
No FICO score	N/A	2%	N/A	39%
Total		100%		100%
(a)	As prescribed by GAAP, the assets and liabilities acquired from National City on December 31, 2008 are excluded from these disclosures as of that date, but are included as of and for the six months ended June 30, 2009.

The following table provides additional information on fair values and net unrealized gains/losses for certain of our available for sale non-Agency securities. See Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report regarding our process for assessing OTTI and the results of the most recent assessment.

	June 30, 2009
	Available for Sale Non-Agency
In millions	Residential Mortgage-Backed Securities		Other Asset-Backed Securities
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
By Credit Rating
AAA	$3,201	$(887)	$550	$(68)
Other Investment Grade	1,903	(511)	144	(31)
Total Investment Grade	5,104	(1,398)	694	(99)
BB	680	(393)	244	(143)
B	1,273	(811)	78	(61)
Lower than B	1,013	(581)	290	(204)
No Rating	944	189	98	(20)
Total Sub-Investment Grade	3,910	(1,596)	710	(428)
Total	$9,014	$(2,994)	$1,404	$(527)
Remaining fair value of securities rated sub-investment grade:
OTTI has been recognized	$1,171		$237
No OTTI recognized to date	2,739		473
	$3,910		$710

Residential Mortgage-Backed Securities

At June 30, 2009, our residential mortgage-backed securities portfolio was comprised of $22.3 billion fair value of US government agency-backed securities, compared with $12.7 billion fair value at December 31, 2008, and $9.0 billion fair value of private-issuer (non-Agency) securities compared with $7.4 billion fair value at December 31, 2008. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The private-issuer securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the private-issuer securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts. At June 30, 2009, $3.9 billion, or 43%, of the private-issuer securities were rated below “BBB” by at least one national rating agency or not rated. At December 31, 2008, $419 million, or 6%, of private-issuer securities were rated below “BBB” by at least one national rating agency or not rated.

During the first six months of 2009, we recorded OTTI charges of $248 million on non-agency residential mortgage-backed securities, including OTTI charges of $131 million on 63 non-agency residential mortgage-backed securities during the second quarter. Nine of these securities, with remaining fair value of $98 million, were rated investment grade. Of the remaining securities for which we recorded OTTI, four were rated BB-equivalent (remaining fair value of $79 million), 12 were rated B-equivalent (remaining fair value of $270 million), and 38 were rated lower than B-equivalent (remaining fair value $822 million). All positions impaired prior to the second quarter were further impaired during the quarter.

For the sub-investment grade securities for which we have not recorded an OTTI through June 30, 2009, the remaining fair value was $2.7 billion. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. See Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report regarding our process for assessing OTTI and the results of the most recent assessment.

Commercial Mortgage-Backed Securities

The non-Agency commercial mortgage-backed securities portfolio was $3.7 billion fair value at June 30, 2009 compared with $3.4 billion at December 31, 2008 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $1.0 billion fair value at June 30, 2009 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

At June 30, 2009, there were no available for sale commercial mortgage-backed securities that were not rated. At December 31, 2008, $18 million, or 1%, of the commercial mortgage-backed securities were not rated.

During the first six months of 2009, we recorded OTTI charges of $6 million on nine commercial mortgage-backed securities, including OTTI charges of $1 million on six commercial mortgage-backed securities during the second quarter. All of these securities for the second quarter were unrated. The remaining fair value of these securities approximates zero. Prior to the second quarter of 2009, we recorded OTTI charges for three securities, for which we took no further impairment in the second quarter of 2009. The remaining fair value of these securities, all of which are currently rated B-equivalent or lower, approximates zero.

Other Asset-Backed Securities

The asset-backed securities portfolio was $1.4 billion fair value at June 30, 2009 compared with $1.5 billion at December 31, 2008, and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including second-lien residential mortgage loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

At June 30, 2009, $710 million, or 51%, of the asset-backed securities were rated below “BBB” by at least one national rating agency or not rated. At December 31, 2008, $184 million, or 12%, of the asset-backed securities were rated below “BBB” by at least one national rating agency or not rated.

During the first six months of 2009, we recorded OTTI charges of $42 million on asset-backed securities, including OTTI charges of $23 million on 10 asset-backed securities collateralized by second lien residential mortgage loans during the second quarter of 2009. Substantially all of these 10 securities with a remaining fair value of $203 million were rated lower than B-equivalent. Prior to the first quarter of 2009, we recorded OTTI charges for five securities, for which we took no further impairment in the first or second quarter of 2009. At June 30, 2009, these securities, with a remaining fair value of $34 million, were all rated lower than B-equivalent.

For the sub-investment grade securities for which we have not recorded an OTTI charge through June 30, 2009, the remaining fair value was $473 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. See Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report regarding our process for assessing OTTI and the results of the most recent assessment.

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

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans held for sale at fair value under FASB ASC 825-10. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. It also eliminates the requirements of hedge accounting under other GAAP. At origination, these loans were intended for securitization. As such, a synthetic securitization methodology was used historically to value the loans and the related unfunded commitments on an aggregate basis based upon current commercial mortgage-backed securities (CMBS) market structures and conditions. Due to inactivity in the CMBS securitization market in 2008 and 2009, we determine the fair value of commercial mortgage loans held for sale by using a whole loan methodology. Fair value is determined using assumptions that management believes a market participant would use in pricing the loans. When available, valuation assumptions included observable inputs based on whole loan sales in the quarter. Adjustments are made to these assumptions to account for situations when uncertainties exist, including market conditions and liquidity. Based on the significance of unobservable inputs, we classified this portfolio as Level 3.

Customer Resale Agreements

We account for structured resale agreements, which are economically hedged using free-standing financial derivatives, at fair value. The fair value for structured resale agreements is determined using a model which includes observable market data such as interest rates as inputs. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market-related data.

BlackRock Series C Preferred Stock

Effective February 27, 2009, we elected to account for the approximately 2.9 million shares of the BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. The Series C Preferred Stock economically hedges the BlackRock LTIP liability that is accounted for as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Due to the significance of unobservable inputs, this security is classified as Level 3.

Residential Mortgage Loans Held for Sale

We account for residential mortgage loans originated for sale on a recurring basis at fair value under FASB ASC 825-10. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2.

Equity Investments

The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. The carrying values of direct and affiliated partnership interests reflect the expected exit price and are based on various techniques including publicly traded price, multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. Indirect investments in private equity funds are valued based on the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided value are made when available recent portfolio company information or market information indicates a significant change in value from that provided by the manager of the fund. These investments are classified as Level 3.

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

Level 3 Assets and Liabilities

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. At June 30, 2009, Level 3 fair value assets of $18.7 billion represented 31% of total assets at fair value and 7% of total assets. At December 31, 2008, Level 3 fair value assets of $7.0 billion represented 19% of total assets at fair value and 2% of total assets. Level 3 fair value liabilities of $203 million at June 30, 2009 represented 4% of total liabilities at fair value and less than 1% of total liabilities at that date. Level 3 fair value liabilities of $22 million at December 31, 2008 represented less than 1% of total liabilities at fair value and less than 1% of total liabilities at that date.

During the first six months of 2009, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $8.2 billion. Total securities measured at fair value at June 30, 2009 and December 31, 2008 included securities available for sale and trading securities consisting primarily of non-agency residential and commercial mortgaged-backed securities where management determined that the volume and level of activity for these assets had significantly decreased. The lack of relevant market activity for these securities resulted in management modifying its valuation methodology for the instruments transferred in the first half of 2009. Other Level 3 assets include commercial mortgage loans held for sale, certain equity securities, auction rate securities, corporate debt securities, trading securities, certain private issuer asset-backed securities, private equity investments, residential mortgage servicing rights and other assets.

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

Business segment results for the first six months of 2008 have been reclassified to present prior periods on the same basis.

Business segment results, including inter-segment revenues, and a description of each business are included in Note 19 Segment Reporting included in the Notes To Consolidated Financial Statements of this Report. Certain revenue and expense amounts included in this Financial Review differ from the amounts shown in Note 19 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis and income statement classification differences related to Global Investment Servicing.

Results of individual businesses are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Certain prior period amounts have been reclassified to reflect current methodologies and our current business and management structure. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. As permitted under GAAP, we have aggregated the business results for certain similar operating segments for financial reporting purposes.

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

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, earnings and gains related to Hilliard Lyons for the first quarter of 2008, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Period-end Employees

	June 30 2009 (a)	Dec. 31 2008 (a)	June 30 2008
Full-time employees
Retail Banking	22,093	9,304	9,450
Corporate & Institutional Banking	4,135	2,294	2,310
Asset Management Group	3,150	1,849	1,853
Residential Mortgage Banking	3,693
Global Investment Servicing	4,663	4,934	4,946
Distressed Assets Portfolio	131
Other
Operations & Technology	9,255	4,491	4,572
Staff Services and other	4,242	2,441	2,536
Total Other	13,497	6,932	7,108
Total full-time employees	51,362	25,313	25,667
Retail Banking part-time employees	5,199	2,347	2,352
Other part-time employees	1,509	561	586
Total part-time employees	6,708	2,908	2,938
Total National City legacy employees (a)		31,374
Total	58,070	59,595	28,605
(a)	National City’s legacy employees are included in total at December 31, 2008 but are included in the individual business segments as appropriate at June 30, 2009.

Employee data as reported by each business segment in the table above reflects staff directly employed by the respective businesses and excludes operations, technology and staff services employees reported in the Other segment. Global Investment Servicing employees are stated on a legal entity basis. In addition to reductions of full-time and part-time employees since the closing of the National City acquisition, we significantly reduced outside contract programmers related to National City systems scheduled for conversion to PNC systems.

RESULTS OF BUSINESSES – SUMMARY

(Unaudited)

	Earnings (Loss)		Revenue		Average Assets (a)
Six months ended June 30 – in millions	2009	2008	2009	2008	2009	2008
Retail Banking (b)	$110	$218	$2,907	$1,400	$65,397	$32,691
Corporate & Institutional Banking	470	184	2,585	881	89,186	45,943
Asset Management Group	47	71	476	292	7,424	2,887
Residential Mortgage Banking	309		845		7,909
BlackRock	77	129	93	171	4,383	4,463
Global Investment Servicing (c)	22	63	378	465	2,883	2,606
Distressed Assets Portfolio	158		678		24,295
Total business segments	1,193	665	7,962	3,209	201,477	88,590
Other (b) (d) (e)	(456)	236	(104)	651	79,376	52,383
Total consolidated	$737	$901	$7,858	$3,860	$280,853	$140,973
(a)	Period-end balances for BlackRock and Global Investment Servicing.
(b)	Amounts for 2009 include the results of the 61 branches scheduled to be divested during the third quarter of 2009. Amounts for 2008 reflect the reclassification of the results of Hilliard Lyons, which we sold on March 31, 2008, and the related gain on sale, from Retail Banking to “Other.”
(c)	Global Investment Servicing revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs.
(d)	For our segment reporting presentation in this Financial Review, “Other” for the first six months of 2009 includes $177 million of pretax integration costs primarily related to National City while “Other” for the first six months of 2008 includes $48 million of pretax integration costs attributable to other acquisitions.
(e)	“Other” average assets include securities available for sale associated with asset and liability management activities.

RETAIL BANKING

(Unaudited)

Six months ended June 30 Dollars in millions	2009 (a)	2008
INCOME STATEMENT
Net interest income	$1,823	$800
Noninterest income
Service charges on deposits	457	168
Brokerage	123	72
Consumer services	435	205
Other	69	155
Total noninterest income	1,084	600
Total revenue	2,907	1,400
Provision for credit losses	608	166
Noninterest expense	2,118	874
Pretax earnings	181	360
Income taxes	71	142
Earnings	$110	$218
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$27,568	$13,149
Indirect	4,079	2,048
Education	5,041	1,466
Credit cards	2,138	242
Other consumer	1,792	464
Total consumer	40,618	17,369
Commercial and commercial real estate	12,640	5,189
Floor plan	1,444	1,028
Residential mortgage	2,183	2,103
Total loans	56,885	25,689
Goodwill and other intangible assets	5,796	5,051
Other assets	2,716	1,951
Total assets	$65,397	$32,691
Deposits
Noninterest-bearing demand	$16,115	$9,148
Interest-bearing demand	18,272	7,991
Money market	39,095	16,376
Total transaction deposits	73,482	33,515
Savings	6,691	2,684
Certificates of deposit	56,075	15,912
Total deposits	136,248	52,111
Other liabilities	60	388
Capital	8,584	3,281
Total funds	$144,892	$55,780
PERFORMANCE RATIOS
Return on average capital	3%	13%
Noninterest income to total revenue	37%	43%
Efficiency	73%	62%
OTHER INFORMATION (b)
Credit-related statistics:
Commercial nonperforming assets	$246	$121
Consumer nonperforming assets	115	42
Total nonperforming assets (c)	$361	$163
Impaired loans (d)	$1,367
Commercial net charge-offs	$178	$74
Consumer net charge-offs	275	50
Total net charge-offs	$453	$124
Commercial annualized net charge-off ratio	2.55%	2.39%
Consumer annualized net charge-off ratio	1.30%	.52%
Total annualized net charge-off ratio	1.61%	.97%
Other statistics:
ATMs	6,474	4,015
Branches (e)	2,606	1,146

At June 30 Dollars in millions, except as noted	2009 (a)	2008
OTHER INFORMATION (CONTINUED) (b)
Home equity portfolio credit statistics:
% of first lien positions (f)	35%	38%
Weighted average loan-to-value ratios (f)	74%	72%
Weighted average FICO scores (g)	728	725
Annualized net charge-off ratio	.57%	.42%
Loans 90 days past due	.72%	.49%
Customer-related statistics (h):
Retail Banking checking relationships	5,148,000	2,296,000
Retail online banking active customers	2,676,000	1,124,000
Retail online bill payment active customers	744,000	345,000
Brokerage statistics:
Financial consultants (i)	658	394
Full service brokerage offices	42	24
Brokerage account assets (billions)	$28	$18
Managed credit card loans:
Loans held in portfolio	$2,202	$255
Loans securitized	1,824
Total managed credit card loans	$4,026	$255
Net charge-offs:
Securitized credit card loans	$68
Managed credit card loans	$167	$4
Net charge-offs as a % of average loans (annualized):
Securitized credit card loans	7.52%
Managed credit card loans	8.52%	3.32%
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Presented as of June 30 except for net charge-offs and annualized net charge-off ratios, which are for the six months ended.
(c)	Includes nonperforming loans of $344 million at June 30, 2009 and $149 million at June 30, 2008.
(d)	These are purchased impaired loans per FASB ASC 310-30 related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(e)	Excludes certain satellite branches that provide limited products and/or services.
(f)	Includes loans from acquired portfolios for which lien position and loan-to-value information was limited.
(g)	Represents the most recent FICO scores we have on file.
(h)	Amounts as of June 30, 2009 include the impact of National City prior to application system conversions. These amounts may be refined subsequent to system conversions.
(i)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

Retail Banking’s earnings were $110 million for the first six months of 2009 compared with $218 million for the same period in 2008. The first six months of 2009 includes revenues and expenses associated with business acquired with National City. Results were challenged in this environment by ongoing credit deterioration, a lower value assigned to our deposits, reduced consumer spending and increased FDIC insurance costs. Pre-tax, pre-provision earnings were $789 million for the first six months of 2009, a 50% increase over the same period in 2008. Retail Banking continues to maintain its focus on customer and deposit growth, employee and customer satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Highlights of Retail Banking’s performance during the first six months of 2009 include the following:

•	The acquisition of National City added approximately $29 billion of loans and $81 billion of deposits to Retail Banking. Other salient points related to this acquisition include the following:
•	Added over 1,400 branches, including 61 branches that will be divested in the third quarter of 2009,
•	Expanded our ATMs by over 2,100 locations,
•

Established or significantly increased our branch presence in Ohio, Kentucky, Indiana, Illinois, Pennsylvania, Michigan, Wisconsin, Missouri and Florida – giving PNC one of the largest branch distribution networks among banks in the country,

•	Expanded our customer base with the addition of approximately 2.7 million checking relationships, and
•	Added $12 billion in brokerage account assets.
•

Retail Banking expanded the number of customers it serves and grew checking relationships. Excluding relationships added from acquisitions, net new consumer and business checking relationships for legacy PNC grew by 49,000 since December 31, 2008 compared with 31,000 during the same period last year.

•

Our investment in online banking capabilities continued to pay off. Excluding customers added from acquisitions, active online bill pay customers have increased 8% since December 31, 2008. We continue to seek customer growth by expanding our use of technology, such as the launch of our “Virtual Wallet” online banking product almost a year ago. We leveraged our understanding of this market along with our extensive university banking program and launched a new product this quarter for college students and their parents, called “Virtual Wallet Student.”

•

Employee engagement and customer satisfaction/loyalty results are tracking at all time highs. PNC recently received the “Gallup Great Workplace Award” in recognition of its extraordinary ability to create an engaged workplace culture.

•

At June 30, 2009, Retail Banking had 2,606 branches and an ATM network of 6,474 machines giving PNC one of the largest distribution networks among U.S. banks. We continued to invest in the branch network, albeit at a slower pace than in prior years given the current economic conditions. We are optimizing our network by opening new branches in high growth areas, relocating branches to areas of higher market opportunity, and consolidating branches in areas of declining opportunity. In the first six months of 2009, we opened 11 traditional branches, 37 in-store branches, and 240 ATMs. To continue to optimize our network, we also consolidated 22 and relocated 8 branches in the first six months of 2009.

The in-store branches and the ATMs were primarily opened under our previously reported exclusive banking services agreement with Giant Food LLC supermarkets. We plan to open approximately 6 additional locations for the remainder of 2009 in connection with this arrangement.

Total revenue for the first six months of 2009 was $2.9 billion compared with $1.4 billion for the same period in 2008. Net interest income of $1.8 billion increased $1.0 billion compared with the first six months of 2008. The increase in net interest income was driven by the National City acquisition and was partially offset by declines in legacy net interest income as a result of the negative impact of a lower value assigned to deposits in this low rate environment.

Noninterest income for the first six months of 2009 was $1.1 billion, an increase of $484 million over the prior year same period. The National City acquisition was the major factor for the increase, partially offset in the comparison by a $95 million gain from the redemption of Visa common shares in the first quarter of 2008. In addition, core growth in brokerage account activities and consumer related fees have been negatively impacted by current economic conditions. The Market Risk Management – Equity and Other Investment Risk section of this Financial Review includes further information regarding our investment in Visa.

In the first six months of 2009, the provision for credit losses was $608 million compared with $166 million in the same period of 2008. Net charge-offs were $453 million for the first six months of 2009 and $124 million in the same period last year. The increases in provision and net charge-offs were primarily a result of a loan portfolio that has increased 121%, including a significantly larger credit card portfolio, and the continued credit deterioration in both the commercial and consumer loan portfolios.

Noninterest expense for the first six months of 2009 totaled $2.1 billion, an increase of $1.2 billion over the same period last year. Increases were attributable to the impact of acquisitions, increased FDIC insurance costs, and continued investments in the business.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Furthermore, core checking accounts are critical to our strategy of expanding our payments business. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. Average total deposits increased $84.1 billion compared with the first half of 2008.

•

Average money market deposits increased $22.7 billion over the first half of 2008. This increase was primarily due to the National City acquisition and core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•

In the first half of 2009, average certificates of deposit increased $40.2 billion over the same period of the prior year. The increase was due to the National City acquisition, which was partially offset by a decrease in legacy certificates of deposits. The legacy decline is a result of a focus on relationship customers rather than pursuing higher-rate single service customers. We expect a continued decline in certificates of deposits for the remainder of 2009 due to the planned run off of higher rate certificates of deposits.

•	Average demand deposits increased $17.2 billion over the first half of 2008. This increase was driven by acquisitions and organic growth.

Currently, we are predominately focused on a relationship-based lending strategy that targets specific customer sectors (homeowners, students, small businesses and auto dealerships) while seeking a moderate risk profile for the loans that we originate.

In the first half of 2009, average total loans were $56.9 billion, an increase of $31.2 billion over the same period in 2008. In the current year, loan demand in commercial and home equity loans is not outpacing the impact of paydowns and charge-offs.

•	Average commercial and commercial real estate loans grew $7.5 billion compared with the first half of 2008. The increase was primarily due to the National City acquisition.
•

Average home equity loans grew $14.4 billion over the first half of 2008. The majority of the increase is attributable to the National City acquisition. Our home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average education loans grew $3.6 billion compared with the first half of 2008. The increase was due to the National City acquisition and an increase in the core business. The core business was a result of the transfer of approximately $1.8 billion of education loans previously held for sale to the loan portfolio during the first quarter of 2008.

•

Average credit card balances increased $1.9 billion over the first half of 2008. The increase was primarily the result of the National City acquisition and also reflected legacy growth of 61% over the first half of 2008.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Six months ended June 30 Dollars in millions except as noted	2009 (a)	2008
INCOME STATEMENT
Net interest income	$1,908	$628
Noninterest income
Corporate service fees	454	287
Other	223	(34)
Noninterest income	677	253
Total revenue	2,585	881
Provision for credit losses	936	143
Noninterest expense	906	484
Pretax earnings	743	254
Income taxes	273	70
Earnings	$470	$184
AVERAGE BALANCE SHEET
Loans
Corporate	$44,144	$19,710
Commercial real estate	15,686	5,260
Commercial – real estate related	4,075	2,937
Asset-based lending	6,710	5,108
Equipment lease financing	5,466	1,412
Total loans	76,081	34,427
Goodwill and other intangible assets	3,444	3,106
Loans held for sale	1,801	2,311
Other assets	7,860	6,099
Total assets	$89,186	$45,943
Deposits
Noninterest-bearing demand	$17,924	$8,124
Money market	8,718	5,651
Other	7,464	2,888
Total deposits	34,106	16,663
Other liabilities	9,956	5,224
Capital	7,751	2,884
Total funds	$51,813	$24,771

Six months ended June 30 Dollars in millions except as noted	2009 (a)	2008
PERFORMANCE RATIOS
Return on average capital	12%	13%
Noninterest income to total revenue	26	29
Efficiency	35	55
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$270	$243
Acquisitions/additions	16	16
Repayments/transfers	(17)	(11)
End of period	$269	$248
OTHER INFORMATION
Consolidated revenue from: (b)
Treasury Management	$559	$274
Capital Markets	$190	$180
Commercial mortgage loans held for sale (c)	$85	$(94)
Commercial mortgage loan servicing (d)	148	105
Total commercial mortgage banking activities	$233	$11
Total loans (e)	$71,077	$26,075
Credit-related statistics:
Nonperforming assets (e) (f)	$2,317	$516
Impaired loans (e) (g) (h)	$1,680
Net charge-offs	$492	$83
Net carrying amount of commercial mortgage servicing rights (e)	$895	$681
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Represents consolidated PNC amounts.
(c)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(d)	Includes net interest income and noninterest income from loan servicing and ancillary services.
(e)	At June 30.
(f)	Includes nonperforming loans of $2.2 billion at June 30, 2009 and $508 million at June 30, 2008.
(g)	These are purchased impaired loans per FASB ASC 310-30 related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(h)	Includes $89 million of loans classified as held for sale.

Corporate & Institutional Banking earned $470 million in the first six months of 2009 compared with $184 million for the first six months of 2008. The first half of 2009 included revenues and expenses associated with business acquired with National City. Total revenue of $2.6 billion for the first half of 2009 was primarily driven by net interest income. Noninterest expense was tightly managed, and earnings were impacted by the provision for credit losses, indicative of deteriorating credit quality and the weakened economy.

Corporate & Institutional Banking overview:

•	Net interest income for the first six months of 2009 was $1.9 billion, or 74% of total revenue, driven by strong loan spreads.
•

Corporate service fees were $454 million in the first half of 2009. The major components of corporate service fees were treasury management, corporate finance fees and commercial mortgage servicing revenue. Treasury management fees continued to be a strong contributor to revenue.

•

Other noninterest income was $223 million for the first six months of 2009 and primarily consisted of operating lease revenues from National City. Other noninterest income for the first six months of 2008 included losses of $138 million on commercial mortgage loans held for sale, net of hedges.

•

Provision for credit losses was $936 million in the first half of 2009 reflecting general credit deterioration, primarily in real estate related portfolios. Net charge-offs for the first half of 2009 were $492 million.

•	Growth in nonperforming assets was driven by continued weakness in our commercial real estate and corporate loan portfolios.
•	Noninterest expense of $906 million reflected tight expense discipline for the first six months of 2009.
•	Average loans were $76 billion for the first half of 2009 and were comprised of 58% corporate loans, 26% commercial real estate and related loans, 9% asset-based lending and 7% equipment lease financing. During the first half of 2009, average loans have declined due to lower demand across the customer base reflected in reduced originations as well as lower utilization levels and paydowns.
•

Average deposits were $34 billion for the first six months of 2009, including 53% noninterest bearing demand and 26% money market. During the first half of 2009, PNC continued to see the return of deposits from National City customers who had previously moved funds to other institutions.

•

The commercial mortgage servicing portfolio was $269 billion at June 30, 2009 and $270 billion at December 31, 2008. Servicing portfolio additions in 2009, focused on agency portfolios, continued to be modest due to the declining volumes in the commercial mortgage securitization market.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on page 11.

ASSET MANAGEMENT GROUP

(Unaudited)

Six months ended June 30 Dollars in millions except as noted	2009 (a)	2008 (b)
INCOME STATEMENT
Net interest income	$171	$63
Noninterest income	305	229
Total revenue	476	292
Provision for credit losses	63	2
Noninterest expense	337	176
Pretax earnings	76	114
Income taxes	29	43
Earnings	$47	$71
AVERAGE BALANCE SHEET
Loans
Consumer	$3,894	$2,022
Commercial and commercial real estate	1,737	570
Residential mortgage	1,133	66
Total loans	6,764	2,658
Goodwill and other intangible assets	397	41
Other assets	263	188
Total assets	$7,424	$2,887
Deposits
Noninterest-bearing demand	$1,123	$803
Interest-bearing demand	1,554	706
Money market	3,270	1,676
Total transaction deposits	5,947	3,185
Certificates of deposit and other	1,191	462
Total deposits	7,138	3,647
Other liabilities	109	13
Capital	578	238
Total funds	$7,825	$3,898
PERFORMANCE RATIOS
Return on average capital	16%	60%
Noninterest income to total revenue	64	78
Efficiency	71	60
OTHER INFORMATION
Total nonperforming assets (c)	$108	$3
Impaired loans (c) (d)	$221
Total net charge-offs	$32	$1

ASSETS UNDER ADMINISTRATION (in billions) (c) (e)
Assets under management
Personal	$62	$46
Institutional	36	21
Total	$98	$67
Asset Type
Equity	$42	$36
Fixed Income	32	18
Liquidity/Other	24	13
Total	$98	$67
Nondiscretionary assets under administration
Personal	$26	$29
Institutional	98	81
Total	$124	$110
Asset Type
Equity	$46	$47
Fixed Income	25	26
Liquidity/Other	53	37
Total	$124	$110
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes the legacy PNC wealth management business previously included in Retail Banking.
(c)	As of June 30.
(d)	These are purchased impaired loans per FASB ASC 310-30 related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(e)	Excludes brokerage account assets.

Asset Management Group’s earnings were $47 million for the first six months of 2009 compared with $71 million for the same period in 2008. The 34% decline in earnings over the prior year was driven by an increased provision for credit losses. Despite the significant earnings impact from the increased provision for credit losses, the business remained focused on client sales and service, expense management and the National City integration resulting in pretax, pre-provision earnings growth of 20% over the first half of 2008.

Highlights of Asset Management Group’s performance during the first half of 2009 include the following:

•	Solid sales and client retention,
•	Increased client satisfaction,
•	Increased assets under management, and
•	Disciplined expense management.

Assets under management of $98 billion at June 30, 2009 increased $31 billion compared with the balance at June 30, 2008. The increased assets under management from a year ago is attributable to the National City acquisition but is somewhat mitigated by the impact of the lower equity markets in 2009. Nondiscretionary assets under administration of $124 billion at June 30, 2009 increased $14 billion compared with the balance at June 30, 2008.

Total revenue for the first six months of 2009 was $476 million, compared with $292 million for the same period in 2008. Net interest income of $171 million reflects the additional revenue from the National City loan and deposit portfolios and solid yields from the loan portfolio. The year-over-year increase in net interest income is somewhat mitigated by lower funds brokering revenue on deposits as a lower value is being assigned to deposit balances in this low interest rate environment. Noninterest income of $305 million increased $76 million, compared with the first half of 2008. This growth was attributed primarily to the National City acquisition but was mitigated by the decline in equity market values.

The provision for credit losses of $63 million increased from $2 million in the first half of 2008 as loan loss reserves were increased beyond charge-offs as credit quality continued to deteriorate. Net charge-offs were $32 million for the first half of 2009 and $1 million for the first half of 2008. The increases in provision and net charge-offs were experienced in the consumer and commercial portfolios on both the PNC and National City portfolios.

Noninterest expense of $337 million increased $161 million in the first half of 2009 compared with the same period of 2008. The increase is attributable to the National City acquisition but early implementation of various integration-related initiatives has mitigated this increase. In this difficult economy, expense management remains a key focal point for this business. We will continue to implement efficiency initiatives to deliver the acquisition-related cost savings through the remainder of 2009.

Balance sheet activity for the first half of 2009 reflects both core and acquisition-related growth. Average loans of $6.8 billion increased $4.1 billion compared with 2008. Average total deposits of $7.1 billion increased $3.5 billion compared with the first half of 2008. Given the current economic environment, customers have shifted from riskier equity investments into safer deposit products resulting in solid money market and demand deposit growth. In addition, the recapture of former National City customers bolstered deposit growth.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Six months ended June 30 Dollars in millions	2009
INCOME STATEMENT
Net interest income	$162
Noninterest income
Loan servicing revenue
Servicing fees	101
Net MSR hedging gains	260
Loan sales revenue	327
Other	(5)
Total noninterest income	683
Total revenue	845
Provision for (recoveries of) credit losses	(1)
Noninterest expense	349
Pretax earnings	497
Income taxes	188
Earnings	$309
AVERAGE BALANCE SHEET
Portfolio loans	$1,633
Loans held for sale	2,730
Mortgage servicing rights	1,254
Other assets	2,292
Total assets	$7,909
Deposits and other borrowings	$5,333
Other liabilities	1,468
Capital	1,276
Total funds	$8,077
PERFORMANCE RATIOS
Return on average capital	49%
Efficiency	41%

Six months ended June 30 Dollars in millions	2009
OTHER INFORMATION
Servicing portfolio for others (in billions) (a)	$161
Fixed rate	87%
Adjustable rate/balloon	13%
Weighted average interest rate	5.94%
MSR capitalized value (in billions)	$1.5
MSR capitalization value (in basis points)	90
Weighted average servicing fee (in basis points)	30
Loan origination volume (in billions)	$13.3
Percentage of originations represented by:
Agency and government programs	98%
Refinance volume	79%
Total nonperforming assets (a)	$285
Impaired loans (a) (b)	$531
(a)	As of June 30.
(b)	These are purchased impaired loans per FASB ASC 310-30 related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.

Residential Mortgage Banking earned $309 million for the six months ended June 30, 2009 driven by strong loan origination activity and net mortgage servicing rights hedging gains. This business segment consists primarily of activities acquired with National City.

Residential Mortgage Banking overview:

•	As a step to improve the quality and efficiency of our mortgage operations in future years, we are consolidating approximately 90 existing operations sites into two locations – Chicago and Pittsburgh.
•

Total loan originations were $13.3 billion for the first six months of 2009, reflecting strong loan refinance activity consistent with industry trends. However, rising mortgage rates during the second quarter have reduced incoming application pipeline volume. Loans were primarily originated through direct channels under agency (FNMA, FHLMC, FHA/VA) guidelines.

•

Residential mortgage loans serviced for others totaled $161 billion at June 30, 2009 compared with $173 billion at January 1, 2009, as payoffs exceeded new direct loan origination volume during the six-month period.

•

Noninterest income was $683 million for the first six months of 2009, driven by net mortgage servicing rights hedging gains of $260 million and loan sales revenue of $327 million that resulted from strong loan origination refinance volume. It is unlikely that the strong performance in residential mortgage fees achieved in the first half of 2009 will be repeated, particularly the net mortgage servicing rights hedging gains. Additionally, we do not expect refinance and application volumes to be as strong in the second half of 2009 compared with the first half of 2009.

•

Net interest income was $162 million for the first six months of 2009 resulting from residential mortgage loans held for sale associated with strong loan origination refinance volumes during the period.

•

Noninterest expense was $349 million for the first half of 2009 and included incremental staffing costs associated with strong origination volumes and an increased focus on loan underwriting and loss mitigation activities. In the second half of 2009, we expect expenses associated with the consolidation of production offices, the integration of National City Mortgage into PNC, and loss mitigation and loan modification activities to increase.

•

The carrying value of mortgage servicing rights was $1.5 billion at June 30, 2009 compared with $1.0 billion at January 1, 2009. The increase was primarily attributable to a higher fair value of the asset resulting from rising interest rates during the period and a steepening of the forward interest rate curve. Both of these factors drove an increase in the expected cash flows associated with this asset due to lower prepayment risk.

BLACKROCK

Our BlackRock business segment earned $77 million in the first six months of 2009 and $129 million in the first six months of 2008. Lower equity markets in 2009, particularly in the first quarter, impacted BlackRock’s results. These results reflect our approximately 31% share of BlackRock’s reported GAAP earnings for the first half of 2009 and our approximately 33% share of BlackRock’s reported GAAP earnings for the first half of 2008 and the additional income taxes on these earnings incurred by PNC.

PNC’s investment in BlackRock was $4.0 billion at June 30, 2009 and $4.2 billion at December 31, 2008.

BLACKROCK LTIP AND EXCHANGE AGREEMENTS

PNC’s noninterest income for the first six months of 2009 included a $103 million pretax gain primarily related to our BlackRock LTIP shares obligation. PNC’s noninterest income for the first six months of 2008 included a pretax gain of $120 million related to our BlackRock LTIP shares adjustment.

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

The exchange contemplated by these agreements was completed on February 27, 2009. On that date, PNC’s obligation to deliver BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. PNC acquired the 2.9 million shares of Series C Preferred Stock from BlackRock in exchange for common shares on that same date. PNC is accounting for these preferred shares at fair value as permitted under GAAP, which will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock as we aligned the fair value marks on this asset and liability. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8 Fair Value in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

PNC continues to account for its remaining investment in BlackRock under the equity method of accounting, with its share of BlackRock’s earnings reduced from approximately 33% to 31%, primarily due to the exchange of BlackRock common stock for BlackRock Series C Preferred Stock. The Series C Preferred Stock is not taken into consideration in determining PNC’s share of BlackRock earnings under the equity method. PNC’s percentage ownership of BlackRock common stock has increased from approximately 36.5% to 46.5%. The increase resulted from a substantial exchange of Merrill Lynch’s BlackRock common stock for BlackRock preferred stock. As a result of the BlackRock preferred stock held by Merrill Lynch and the new BlackRock preferred stock issued to Merrill Lynch and PNC under the Exchange Agreements, PNC’s share of BlackRock common stock has been, and will continue to be, higher than its overall share of BlackRock’s equity and earnings.

The transactions related to the Exchange Agreements do not affect our right to receive dividends declared by BlackRock.

BLACKROCK/BARCLAYS GLOBAL INVESTORS TRANSACTION

On June 16, 2009, BlackRock announced that it had entered into a definitive purchase agreement to acquire Barclays Global Investors (BGI) from Barclays Bank PLC (Barclays). Pursuant to the terms of the agreement, BlackRock will acquire all of the outstanding equity interests of subsidiaries of Barclays conducting the business of BGI in exchange for an aggregate of approximately 37.8 million shares of BlackRock common stock and participating preferred stock, subject to certain adjustments, and $6.6 billion in cash, subject to certain adjustments. It is BlackRock’s intent to sell $2.8 billion of equity to investors, including PNC, to assist in providing a portion of the funding of the cash purchase price. The transaction is subject to customary closing conditions for transactions of this type and is expected to close in December 2009 or early 2010.

In connection with the BGI transaction, BlackRock has entered into amendments to stockholder agreements with PNC and its other major shareholder. These amendments, which would change certain shareholder rights, including composition of the BlackRock Board of Directors and share transfer restrictions, would only become effective upon closing of the BGI transaction. Also in connection with the BGI transaction, BlackRock entered into a stock purchase agreement with PNC in which we agreed to purchase 3,556,188 shares of BlackRock’s Series D Preferred Stock at a price of $140.60 per share to partially finance the transaction. This investment would total $500 million. The Series D will rank pari passu in right of payment of dividends with any series of BlackRock preferred stock and will be entitled to receive any dividend that is paid to holders of BlackRock common stock. The number of shares we are obligated to purchase may be reduced to the extent BlackRock obtains additional subscriptions from other equity investors as part of the financing of the transaction. The closing of this stock purchase transaction is to occur simultaneously with, and is conditioned upon, the closing of the BGI transaction.

Upon closing of the BGI transaction, the carrying value of our investment in BlackRock will increase significantly, reflecting PNC’s portion of the increase in BlackRock’s equity resulting from the value of the BlackRock shares issued to Barclays to acquire BGI. This increase in value will be recognized as a gain in accordance with GAAP in the period BlackRock consummates the BGI transaction and will depend on BlackRock’s share price at closing and other capital stock activity, if any, preceding the closing. Based on BlackRock’s closing share price at July 31, 2009, the after-tax gain is currently estimated at approximately $500 million.

GLOBAL INVESTMENT SERVICING

(Unaudited)

Six months ended June 30 Dollars in millions except as noted	2009	2008
INCOME STATEMENT
Servicing revenue	$404	$482
Operating expense	345	367
Operating income	59	115
Debt financing	8	19
Nonoperating income (a)	(18)	2
Pretax earnings	33	98
Income taxes	11	35
Earnings	$22	$63
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,294	$1,305
Other assets	1,589	1,301
Total assets	$2,883	$2,606
Debt financing	$792	$935
Other liabilities	1,388	1,005
Shareholder’s equity	703	666
Total funds	$2,883	$2,606
PERFORMANCE RATIOS
Return on average equity	6%	20%
Operating margin (b)	15	24
SERVICING STATISTICS (at June 30)
Accounting/administration net fund assets (in billions) (c)
Domestic	$699	$862
Offshore	75	126
Total	$774	$988
Asset type (in billions)
Money market	$341	$400
Equity	249	358
Fixed income	107	126
Other	77	104
Total	$774	$988
Custody fund assets (in billions)	$399	$471
Shareholder accounts (in millions)
Transfer agency	13	19
Subaccounting	62	55
Total	75	74
(a)	Net of nonoperating expense.
(b)	Total operating income divided by servicing revenue.
(c)	Includes alternative investment net assets serviced.

Global Investment Servicing earned $22 million for the first six months of 2009 compared with $63 million for the same period of 2008. Results for 2009 were negatively impacted by declines in asset values, fund redemptions, and account closures as a result of the deterioration of the financial markets and the establishment of a legal contingency reserve.

Highlights of Global Investment Servicing’s performance for the first half of 2009 included:

•	Launching of fund distribution support services in Asia for European and U.S. mutual fund firms with Asia-based investors.
•	Reducing its workforce by 5% since the fourth quarter of 2008 as a result of market conditions to position the business for improved operating margins as these markets begin to strengthen.

Servicing revenue for the first half of 2009 totaled $404 million, a decrease of $78 million, or 16%, from the first half of 2008. This decrease resulted primarily from the lower equity markets, high redemption activity, client losses, and account closures and consolidations which have impacted both asset-based and account-based fees.

Operating expense decreased by $22 million, or 6%, to $345 million, in the year-to-date comparison. Cost containment actions taken by the business beginning in the fourth quarter of 2008 in response to the market conditions, offset partially by investments in technology to support business growth, drove the lower expense level.

Debt financing costs were lower than prior year levels due to the much lower interest rate environment and principal payments of $143 million made during the prior twelve months.

Nonoperating income was impacted by the establishment of a legal contingency reserve in 2009. This matter was settled in the second quarter.

Total assets serviced by Global Investment Servicing totaled $2.0 trillion at June 30, 2009 compared with $2.6 trillion and $2.0 trillion at June 30, 2008 and December 31, 2008, respectively. The decline in assets serviced from the prior year was a direct result of global market declines.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Six months ended June 30 Dollars in millions, except as noted	2009
INCOME STATEMENT
Net interest income	$626
Noninterest income	52
Total revenue	678
Provision for credit losses	289
Noninterest expense	135
Pretax earnings	254
Income taxes	96
Earnings	$158
AVERAGE BALANCE SHEET
COMMERCIAL LENDING:
Commercial	$190
Commercial real estate
Real estate projects	3,031
Commercial mortgage	102
Equipment lease financing	839
Total commercial lending	4,162
CONSUMER LENDING:
Consumer:
Home equity lines of credit	5,168
Home equity installment loans	2,291
Other consumer	11
Total consumer	7,470
Residential real estate:
Residential mortgage	6,052
Residential construction	4,922
Total residential real estate	10,974
Total consumer lending	18,444
Total portfolio loans	22,606
Other assets	1,689
Total assets	$24,295
Deposits	$47
Other liabilities	107
Capital	1,595
Total funds	$1,749
OTHER INFORMATION
Nonperforming assets (a)	$1,307
Impaired loans (a) (b)	$8,758
Net charge-offs (c)	$248
Net charge-offs as a percentage of portfolio loans (annualized) (c)	2.21%

LOANS (IN BILLIONS) (a)
Brokered home equity	$6.9
Retail mortgages	5.8
Residential development	3.6
Non-prime mortgages	1.9
Completed construction	1.3
Construction	.9
Cross-border leases	.8
Total loans	$21.2
(a)	As of June 30.
(b)	These are purchased impaired loans per FASB ASC 310-30 related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(c)	For the six months ended June 30.

This business segment consists primarily of assets acquired with National City. The Distressed Assets Portfolio had earnings of $158 million for the first six months of 2009. Earnings included net interest income of $626 million. The provision for credit losses was $289 million in the first six months of 2009 reflecting general credit quality deterioration, although the consumer portfolio experienced some stabilization during the second quarter. Noninterest expense was $135 million for the first six months of 2009, comprised primarily of costs associated with foreclosed assets and servicing costs.

Distressed Assets Portfolio overview:

•

The loan portfolio included residential real estate development loans, subprime residential mortgage loans, brokered home equity loans and certain other residential real estate loans and cross-border leases. The majority of the distressed loans were associated with acquisitions, including $19 billion related to National City at June 30, 2009.

•

Loans in this business segment require special servicing and management oversight given current loan performance and market conditions. Consequently, the business activities of this segment are focused on maximizing the value of the portfolios assigned to it. Business intent drives the inclusion of assets in this business segment. Not all impaired loans are included in this business segment, nor are all of the loans included in this business segment considered impaired.

•	As of June 30, 2009, $8.8 billion of loans were purchased impaired loans related to the National City acquisition and nonperforming assets were $1.3 billion.
•

Total loans were $21 billion at June 30, 2009 compared with $27 billion at January 1, 2009. The reduction in loans during the first six months of 2009 was primarily due to net transfers to core portfolios and net paydowns.

The fair value marks taken upon our acquisition of National City, along with the team assembled to provide specific focus on this segment, put us in a good position to manage these assets. Additionally, our capital and liquidity position provide us flexibility to be patient in terms of continuing to hold these assets or selling them to another investor.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Note 1 Accounting Policies in Part II, Item 8 of our 2008 Form 10-K and in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report describe the most significant accounting policies that we use. Certain of these policies require us to make estimates and strategic or economic assumptions that may prove to be inaccurate or subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions, and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Other significant estimates pertain to our allowance for loan and lease losses, impaired loans, and revenue recognition. Changes in underlying factors, assumptions, or estimates in any of the areas underlying our estimates could materially impact our future financial condition and results of operations.

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

PNC employs a risk management strategy designed to protect the value of MSRs from changes in interest rates. MSR values are hedged with securities and a portfolio of derivatives, primarily interest-rate swaps, options, forward mortgage-backed, and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the hedged MSR portfolio. The hedge relationships are actively managed in response to changing market conditions over the life of the MSR assets. Selecting appropriate financial instruments to hedge this risk requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be volatile in the short term, but over longer periods of time are expected to protect the economic value of the MSR portfolio.

The fair value of residential MSRs and significant inputs to the valuation model as of June 30, 2009 are shown in the table below. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the fair value. Management uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of National City’s managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

Dollars in millions	June 30 2009
Fair value	$1,459
Weighted-average life (in years)	3.9
Weighted-average constant prepayment rate	21.11%
Spread over forward interest rate swap rates	11.70%

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

Dollars in millions	June 30 2009
Prepayment rate:
Decline in fair value from 10% adverse change	$65
Decline in fair value from 20% adverse change	$125
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$54
Decline in fair value from 20% adverse change	$103

Additional information regarding our Critical Accounting Policies and Judgments is found elsewhere in this Financial Review and in the Notes To Consolidated Financial Statements in Part II, Item 8 of our 2008 Form 10-K and in Part I, Item 1 of this Report.

In addition, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements regarding our adoption of the following:

•	FASB ASC 805, Business Combinations (SFAS 141(R), “Business Combinations”)
•	FASB ASC 810-10, Consolidation (SFAS 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”)
•	FASB ASC 815-10, Derivatives and Hedging (FAS 161, “Disclosures about Derivative Instruments and Hedging Activities”)
•	FASB ASC 944, Financial Services (SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60”)
•	FASB ASC 320-10, Investments – Debt and Equity Securities (FSP FAS 115-2, FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”)
•

FASB ASC 820, Fair Value Measurements and Disclosures (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”)

•	FASB ASC 860-10, Transfers and Servicing (FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”)
•	FASB ASC 350-30, Intangibles – Goodwill and Other (FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”)
•

FASB ASC 470-20, Debt – Debt with Conversion and Other Options (FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”)

•	FASB ASC 260-10, Earnings Per Share (FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”)
•	FASB ASC 825-10-50, Financial Instruments (FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”)
•	FASB ASC 805, Business Combinations (FSP FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”)
•	FASB ASC 855, Subsequent Events (SFAS 165, “Subsequent Events”)
•	SFAS 166, “Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140”
•	SFAS 167, “Amendments to FASB Interpretation No. 46(R)”

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are derived from cash balance formulas based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are primarily invested in equity investments and fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy, which is described more fully in Note 15 Employee Benefit Plans in the Notes To Consolidated Financial Statements under Part II, Item 8 of our 2008 Form 10-K.

We calculate the expense associated with the pension plan in accordance with GAAP and the assumptions and methods that we use include a policy of reflecting trust assets at their fair market value. On an annual basis, we review the actuarial assumptions related to the pension plan, including the discount rate, the rate of compensation increase and the expected return on plan assets.

The discount rate and compensation increase assumptions do not significantly affect pension expense.

However, the expected long-term return on assets assumption does significantly affect pension expense. Our expected long-term return on plan assets for determining net periodic pension expense has been 8.25% for the past three years. The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. While this analysis gives appropriate consideration to recent asset performance and historical returns, the assumption represents a long-term prospective return. We review this assumption at each measurement date and adjust it if warranted.

For purposes of setting and reviewing this assumption, “long-term” refers to the period over which the plan’s projected benefit obligation will be disbursed. While year-to-year annual returns can vary significantly (rates of return for the reporting years of 2006, 2007, and 2008 were +14.29%, +7.57%, and -32.91%, respectively), the assumption represents our estimate of long-term average prospective returns. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. Recent annual returns may differ but, recognizing the volatility and unpredictability of investment returns, we generally do not change the assumption unless we modify our investment strategy or identify events that would alter our expectations of future returns.

To evaluate the continued reasonableness of our assumption, we examine a variety of viewpoints and data. Various studies have shown that portfolios comprised primarily of US equity securities have returned approximately 10% over long periods of time, while US debt securities have returned approximately 6% annually over long periods. When these historical returns are applied to the plan’s approximately 60% equities/40% bonds asset mix, the result is 8.4% and is one point of reference, among many other factors, that is taken into consideration. We also examine the plan’s actual historical returns over various periods. Recent experience is considered in our evaluation with appropriate consideration that, especially for short time periods, recent returns are not reliable indicators of future returns, and in many cases low returns in recent time periods are followed by higher returns in future periods (and vice versa).

Acknowledging the potentially wide range for this assumption, we also annually examine the assumption used by other companies with similar pension investment strategies, so that we can ascertain whether our determinations markedly differ from other observers. In all cases, however, this data simply informs our process, which places the greatest emphasis on our qualitative judgment of future investment returns, given the conditions existing at each annual measurement date.

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

We currently estimate a pretax pension expense of $117 million in 2009 compared with a pretax benefit of $32 million in 2008. The 2009 values and sensitivities shown above include the qualified defined benefit plan maintained by National City that we merged into the PNC plan as of December 31, 2008. The expected increase in pension cost is attributable not only to the National City acquisition, but also to the significant variance between 2008 actual investment returns and long-term expected returns.

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

Nonperforming, Past Due And Potential Problem Assets

Credit quality deterioration continued during the first half of 2009 as expected, reflecting further economic weakening and resulting in net additions to loan loss reserves.

Nonperforming assets increased $2.4 billion to $4.5 billion at June 30, 2009 compared with December 31, 2008. The increase resulted from recessionary conditions in the economy and reflected a $1.8 billion increase in commercial lending nonperforming assets and a $.6 billion increase in consumer lending nonperforming assets. The increase in nonperforming commercial lending was primarily from real estate, including residential real estate development and commercial real estate exposure; manufacturing; and service providers. The increase in nonperforming consumer lending was mainly due to residential mortgage loans. While nonperforming assets increased across all applicable business segments during the first six months of 2009, the largest increases were $1.1 billion in Corporate & Institutional Banking and $770 million in Distressed Assets Portfolio. Purchased impaired loans, as defined under FASB ASC 310-30, are excluded from nonperforming loans. Rather, these loans are deemed performing over their lives and, to the extent they become 90 days past due, would be included in the Accruing Loans Past Due 90 Days or More table. Any decrease in expected cash flows of individual commercial or pooled consumer FASB ASC 310-30 purchased impaired loans would result in a charge to the provision for loan losses in the period in which the change becomes probable. Any increase in the expected cash flows of FASB ASC 310-30 purchased impaired loans would result in an increase to accretable interest for the remaining life of the impaired loans.

The allowance for loan and lease losses allocated to commercial lending nonperforming loans remained relatively consistent from December 31, 2008 to June 30, 2009 at 34% and 31%, respectively. Approximately 60-65% of these nonperforming loans are secured by collateral that is expected to reduce credit losses in the event of default. Additionally, during the first six months of 2009 the allowance for loan and lease losses was reduced by $114 million relating to additional loans deemed to be within the scope of FASB ASC 310-30 as of December 31, 2008.

Nonperforming assets were 2.74% of total loans and foreclosed and other assets at June 30, 2009 compared with 1.24% at December 31, 2008.

We remain focused on returning to a moderate risk profile.

Nonperforming Assets By Type

In millions	June 30 2009	Dec. 31 2008
Nonaccrual loans
Commercial
Retail/wholesale	$171	$88
Manufacturing	410	141
Other service providers	243	114
Real estate related (a)	322	151
Financial services	58	23
Health care	89	37
Other	157	22
Total commercial	1,450	576
Commercial real estate
Real estate projects	1,426	659
Commercial mortgage	230	107
Total commercial real estate	1,656	766
Equipment lease financing	120	97
TOTAL COMMERCIAL LENDING	3,226	1,439
Consumer
Home equity	108	66
Other	34	4
Total consumer	142	70
Residential real estate
Residential mortgage	595	139
Residential construction	69	14
Total residential real estate	664	153
TOTAL CONSUMER LENDING	806	223
Total nonaccrual loans	4,032	1,662
Total nonperforming loans	4,032	1,662
Foreclosed and other assets
Commercial lending	113	50
Consumer lending	387	469
Total foreclosed and other assets	500	519
Total nonperforming assets	$4,532	$2,181
(a)	Includes loans related to customers in the real estate and construction industries.

Change In Nonperforming Assets

In millions	2009	2008
January 1	$2,181	$495
Transferred from accrual	4,244	602
Charge-offs and valuation adjustments	(811)	(185)
Principal activity including payoffs	(512)	(153)
Asset sales	(311)	(4)
Returned to performing	(259)	(31)
Sterling acquisition		9
June 30	$4,532	$733

At June 30, 2009 and December 31, 2008, nonperforming assets included $2.1 billion and $738 million, respectively, related to National City. These amounts excluded those loans that we impaired in accordance with FASB ASC 310-30. We recorded such loans at estimated fair value and considered them to be performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), when an accretable yield existed which will be recognized in interest income in future periods. The accretable yield represents the excess of the loans’ expected cash flows at the measurement date over their estimated fair value at their acquisition date. See Note 6 Loans Acquired in a Transfer in the Notes To Consolidated Financial Statements of this Report for additional information on those loans.

At June 30, 2009, our largest nonperforming asset was approximately $54 million and our average nonperforming loan associated with commercial lending was less than $2 million.

The amount of nonperforming loans that were current as to principal and interest was $1.5 billion at June 30, 2009 and $555 million at December 31, 2008.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation are considered troubled debt restructurings. Troubled debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Troubled debt restructurings completed during 2009 totaled $176 million at June 30, 2009.

Accruing Loans Past Due 30 To 89 Days (a)(b)

	Amount		Percent of Outstandings
Dollars in millions	June 30 2009	Dec. 31 2008	June 30 2009	Dec. 31 2008
Commercial	$640	$489	1.07%	.72%
Commercial real estate	654	400	2.85	1.68
Equipment lease financing	52	74.85		1.15
Consumer	448	698.93		1.44
Residential real estate	516	622	3.30	4.01
Total (c)	$2,296	$2,283	1.51	1.40
(a)	Includes loans that are government insured/guaranteed, primarily residential mortgages. These loans are included in accordance with regulatory reporting requirements. The amounts at June 30, 2009 and December 31, 2008 were $123 million and $102 million, respectively.
(b)	Excludes loans acquired from National City that were impaired per FASB ASC 310-30. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.
(c)	Loans acquired from National City totaled $1.7 billion at June 30, 2009 and $1.6 billion at December 31, 2008.

Accruing Loans Past Due 90 Days Or More (a)(b)

	Amount		Percent of Outstandings
Dollars in millions	June 30 2009	Dec. 31 2008	June 30 2009	Dec. 31 2008
Commercial	$153	$53.26%		.08%
Commercial real estate	104	240.45		1.01
Equipment lease financing	6	2.10		.03
Consumer	233	283.48		.58
Residential real estate	1,582	663	10.12	4.27
Total (c)	$2,078	$1,241	1.36	.76
(a)	Includes loans that are government insured/guaranteed, primarily residential mortgages. These loans are included in accordance with regulatory reporting requirements. The amounts at June 30, 2009 and December 31, 2008 were $1.4 billion and $428 million, respectively.
(b)	Excludes loans acquired from National City that were impaired per FASB ASC 310-30. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.
(c)	Loans acquired from National City totaled $1.8 billion at June 30, 2009 and $1.1 billion at December 31, 2008.

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $1.9 billion at June 30, 2009 and $745 million at December 31, 2008.

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

We increased the allowance for loan and lease losses to $4.6 billion at June 30, 2009 compared with $3.9 billion at December 31, 2008. The allowance as a percent of nonperforming loans was 113% and as a percent of total loans was 2.77% at June 30, 2009. The comparable percentages at December 31, 2008 were 236% and 2.23%. Although the allowance declined as a percentage of nonperforming loans at June 30, 2009 as compared with December 31, 2008, coverage is considered adequate given the mix of the loan portfolio. The majority of the commercial portfolio is secured and the asset-based lending portfolio continues to show demonstrably lower loss given default. Further, the large high investment grade portion of the loan portfolio has performed well and has not been subject to idiosyncratic risk.

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

We refer you to Note 5 Asset Quality and Note 6 Loans Acquired in a Transfer in the Notes To Consolidated Financial Statements in this Report regarding changes in the allowance for loan and lease losses and in the allowance for unfunded loan commitments and letters of credit for additional information which is incorporated herein by reference.

We do not expect credit costs to abate in the third quarter of 2009 but believe that the rate of change may occur at a slower pace.

Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2009
Commercial	$573	$52	$521	1.61%
Commercial real estate	230	15	215	1.70
Equipment lease financing	73	10	63.58
Consumer	451	55	396	12.68
Residential real estate	86	55	31.12
Total	$1,413	$187	$1,226	1.44%
2008
Commercial	$141	$19	$122.81%
Commercial real estate	35	3	32.70
Equipment lease financing	3	1	2.16
Consumer	61	7	54.55
Total	$240	$30	$210.59

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

Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net losses from credit default swaps for proprietary trading positions, reflected in other noninterest income in our Consolidated Income Statement, totaled $14 million for the first half of 2009 compared with net gains of $7 million for the first half of 2008.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential loss if we were unable to meet our funding requirements at a reasonable cost. We manage liquidity risk to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances.

Our largest source of liquidity on a consolidated basis is the deposit base that comes from our retail and corporate banking businesses. Other borrowed funds come from a diverse mix of short and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position.

Liquid assets consist of short-term investments (Federal funds sold, resale agreements, trading securities, interest-earning deposits with banks, and other short-term investments) and securities available for sale. At June 30, 2009, our liquid assets totaled $60.8 billion, with $21.7 billion pledged as collateral for borrowings, trust, and other commitments.

BANK LEVEL LIQUIDITY

PNC Bank, N.A. and National City Bank can borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (FHLB)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At June 30, 2009, we maintained significant unused borrowing capacity at the Federal Reserve Bank discount window under current collateral requirements. In addition, National City Bank is a member of FHLB – Cincinnati.

Information regarding amounts pledged, for the ability to borrow if necessary, and borrowings related to the Federal Reserve Bank, FHLB – Pittsburgh and FHLB – Cincinnati are as follows:

In billions	June 30 2009		Dec. 31 2008
Pledged to Federal Reserve Bank
Loans	$27.2		$32.9
Securities	$11.7		$11.0
Combined collateral value	$31.8		$35.4

Pledged to FHLB-Pittsburgh
Loans	$26.4		$27.1
Securities	—		$5.3
Combined collateral value	$9.4		$16.7

Pledged to FHLB-Cincinnati
Loans	$16.8		$22.3
Securities	$.8		$1.1
Combined collateral value	$5.7	(a)	$6.5

Outstanding borrowings
Federal Reserve Bank	—		$2.0
FHLB-Pittsburgh	$6.8		8.8
FHLB-Cincinnati	5.9	(a)	6.5
Total	$12.7		$17.3

Unused borrowing capacity
Federal Reserve Bank	$31.8		$33.4
FHLB-Pittsburgh	2.6		7.9
FHLB-Cincinnati	—		—
Total	$34.4		$41.3
(a)	The combined collateral value of amounts pledged to FHLB-Cincinnati was less than the outstanding borrowings due to changes in related collateral requirements which were not yet effective for PNC.

Total FHLB borrowings were $14.8 billion at June 30, 2009 compared with $18.1 billion at December 31, 2008.

During the second quarter of 2009, FHLB – Pittsburgh revised its collateral requirements and now requires the physical delivery of securities. PNC opted not to deliver qualified securities and as a result our unused borrowing capacity at FHLB – Pittsburgh declined accordingly.

We can also obtain funding through traditional forms of borrowing, including Federal funds purchased, repurchase agreements, and short and long-term debt issuances. PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through June 30, 2009, PNC Bank, N.A. had issued $6.9 billion of debt under this program.

PNC Bank, N.A. also has the ability to offer up to $3.0 billion of its commercial paper. As of June 30, 2009, there were no issuances outstanding under this program.

As of June 30, 2009, there were $3.5 billion of PNC Bank, N.A. and $5.8 billion of National City Bank short- and long-term debt issuances with maturities of less than one year.

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

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet these requirements over the succeeding 12-month period. In managing parent company liquidity we consider funding sources, such as expected dividends to be received from our subsidiaries and potential debt issuance, and funding uses, which include debt service and dividends paid on PNC’s common and preferred stock including the Treasury’s TARP preferred.

On March 1, 2009, our board of directors decided to reduce PNC’s quarterly common stock dividend from $.66 to $.10 per share. Accordingly, the board of directors declared a quarterly common stock cash dividend of $.10 per share in April and July 2009. The board’s decision, which was based on consideration of extreme economic and market deterioration and the changing regulatory environment, is expected to help PNC build capital by approximately $1 billion annually.

The principal source of parent company cash flow is the dividends it receives from its subsidiary banks, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 23 Regulatory Matters in the Notes to Consolidated Financial Statements in Item 8 of our 2008 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities,” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $285 million at June 30, 2009. National City Bank had $286 million of statutory dividend capacity as of June 30, 2009. However, National City Bank may currently pay a dividend only with prior regulatory approval.

In addition to dividends from its banking subsidiaries, other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of June 30, 2009, the parent company had approximately $4.1 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

In June 2009, PNC Funding Corp issued the following securities totaling $1.0 billion:

•	$600 million of senior notes due June 2019. These notes pay interest semiannually at a fixed rate of 6.7%.
•	$400 million of senior notes due June 2014. These notes pay interest semiannually at a fixed rate of 5.4%.

As further described in the Executive Summary and Consolidated Balance Sheet sections of this Financial Review, in May 2009 we raised $624 million in common equity at market prices through the issuance of 15 million shares of common stock.

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

PNC Funding Corp has the ability to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of June 30, 2009, there were no issuances outstanding under this program.

We have effective shelf registration statements which enable us to issue additional debt and equity securities, including certain hybrid capital instruments. As of June 30, 2009, there were $1.2 billion of parent company contractual obligations with maturities of less than one year.

Status of Credit Ratings

The cost and availability of short- and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by debt ratings. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.

Credit ratings as of June 30, 2009 for PNC, PNC Bank, N.A. and National City Bank follow:

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A	A+
Subordinated debt	Baa1	A-	A
Preferred stock	Baa2	BBB	A

PNC Bank, N.A. and National City Bank
Subordinated debt	A2	A	A
Long-term deposits	A1	A+	AA-
Short-term deposits	P-1	A-1	F1+

In June 2009, Standard and Poor’s (S&P) completed a broad-ranging reassessment of industry risk for US financial institutions. As a result, S&P affirmed the ratings of The PNC Financial Services Group, Inc. and changed the outlook to stable from creditwatch negative.

In May 2009, Moody’s lowered PNC’s holding company ratings by two notches and the long-term ratings for its banking subsidiaries by one notch. These downgrades resulted from an industry-wide credit rating review and are consistent with action Moody’s has taken regarding the ratings of other institutions.

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

In January 2009, S&P lowered its long-term counterparty credit rating on PNC to A from A+ and affirmed the short- term counterparty credit rating of A-1. They also lowered the counterparty credit ratings on PNC’s banking units to A+/A-1 from AA/A-1. At the same time, S&P raised the counterparty credit ratings on the banking units of National City to align with those of PNC’s banking subsidiaries. These actions were in response to PNC’s acquisition of National City and S&P’s concerns regarding the size of the transaction, exposure to residential real estate in the Midwest and Florida, and the significant challenges of the current economic environment.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of June 30, 2009.

Contractual Obligations

June 30, 2009 – in millions	Total
Remaining contractual maturities of time deposits	$63,422
Federal Home Loan Bank borrowings	14,777
Other borrowed funds	29,904
Minimum annual rentals on noncancellable leases	2,651
Nonqualified pension and postretirement benefits	567
Purchase obligations (a)	936
Total contractual cash obligations	$112,257
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

June 30, 2009 – in millions	Total Amounts Committed
Other unfunded loan commitments	$62,249
Home equity lines of credit	21,599
Consumer credit card lines	19,210
Standby letters of credit (b)	10,051
Reinsurance agreements	2,052
Other commitments (c)	1,209
Total commitments	$116,370
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $5.6 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Includes unfunded commitments related to private equity investments of $484 million and other investments of $129 million which are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $563 million and other direct equity investments of $33 million which are included in other liabilities on the Consolidated Balance Sheet.

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

Sensitivity results and market interest rate benchmarks for the second quarters of 2009 and 2008 follow:

Interest Sensitivity Analysis

	Second Quarter 2009		Second Quarter 2008
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	.9%		(2.6)%
100 basis point decrease	(1.6)%		2.4%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	1.6%		(5.2)%
100 basis point decrease	(5.1)%		2.5%
Duration of Equity Model
Base case duration of equity (in years):	(1.1	)(a)	2.6
Key Period-End Interest Rates
One-month LIBOR	.31%		2.46%
Three-year swap	2.14%		3.89%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity To Alternative Rate Scenarios (Second Quarter 2009)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	(.1)%	(.3)%	(.7)%
Second year sensitivity	1.1%	(1.7)%	(1.7)%

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

The results of the second quarter 2009 interest sensitivity analyses reflect our current best estimates of the impact of integrating National City’s balance sheet, including the preliminary effects of purchase accounting, balance sheet repositioning, and deposit pricing strategies. Going forward as these estimates and strategies are finalized or revised, the results of our analyses may change.

The second quarter 2009 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During the first six months of 2009, our VaR ranged between $5.8 million and $9.1 million, averaging $6.9 million. During the first six months of 2008, our VaR ranged between $9.1 million and $13.8 million, averaging $11.7 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Under typical market conditions, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. There were no such instances during the first half of 2009 compared with five such instances in the first half of 2008.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Trading revenue and average trading assets and liabilities

Trading revenue and average trading assets and liabilities in the following tables exclude the impact of economic hedging activities, which relate primarily to residential mortgage servicing rights, and residential and commercial real estate loans.

Total trading revenue for the first half and second quarter of 2009 and 2008 follows:

Six months ended June 30 In millions	2009 (a)	2008
Net interest income	$32	$39
Noninterest income	80	(23)
Total trading revenue	$112	$16
Securities underwriting and trading (b)	$39	$10
Foreign exchange	41	33
Financial derivatives	32	(27)
Total trading revenue	$112	$16

Three months ended June 30 In millions	2009 (a)	2008
Net interest income	$13	$23
Noninterest income	91	53
Total trading revenue	$104	$76
Securities underwriting and trading (b)	$28	$19
Foreign exchange	21	17
Financial derivatives	55	40
Total trading revenue	$104	$76
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes changes in fair value for certain loans accounted for at fair value.

Improved valuations resulted in better trading results for the second quarter of 2009 compared with the second quarter of 2008. Lower trading revenue for the second quarter and first half of 2008 was primarily related to our proprietary trading activities and reflected the negative impact of a very illiquid market on the assets that we held during the first quarter of 2008. Our 2008 Form 10-K outlines steps we took during 2008 to reduce our proprietary trading positions.

Average trading assets and liabilities consisted of the following:

Six months ended June 30 In millions	2009 (a)	2008
Assets
Securities (b)	$944	$3,177
Resale agreements (c)	1,424	2,046
Financial derivatives (d)	3,800	2,420
Loans at fair value (d)	26	103
Total assets	$6,194	$7,746
Liabilities
Securities sold short (e)	$420	$1,642
Repurchase agreements and other borrowings (f)	1,420	864
Financial derivatives (g)	3,584	2,460
Borrowings at fair value (g)	4	28
Total liabilities	$5,428	$4,994

Three months ended June 30 In millions	2009 (a)	2008
Assets
Securities (b)	$782	$2,471
Resale agreements (c)	1,528	1,731
Financial derivatives (d)	3,304	2,028
Loans at fair value (d)	21	92
Total assets	$5,635	$6,322
Liabilities
Securities sold short (e)	$444	$1,157
Repurchase agreements and other borrowings (f)	1,928	691
Financial derivatives (g)	3,218	2,051
Borrowings at fair value (g)	5	25
Total liabilities	$5,595	$3,924
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Included in Interest-earning assets-Other and Noninterest-earning assets-Other on the Average Consolidated Balance Sheet And Net Interest Analysis.
(c)	Included in Federal funds sold and resale agreements.
(d)	Included in Noninterest-earning assets-Other.
(e)	Included in Other borrowed funds.
(f)	Included in Federal funds purchased and repurchase agreements and Other borrowed funds.
(g)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 40 million common stock equivalent shares of BlackRock, accounted for under the equity method. Our total investment in BlackRock was $4.0 billion at June 30, 2009 compared with $4.2 billion at December 31, 2008. The market value of our investment in BlackRock was $7.0 billion at June 30, 2009. The primary risk measurement, similar to other equity investments, is economic capital.

The discussion of BlackRock within the Business Segments Review section of this Financial Review includes information about changes in our ownership structure of BlackRock in the first quarter of 2009.

Tax Credit Investments

Included in our equity investments are limited partnerships that sponsor tax credit investments. These investments, consisting of partnerships as well as equity investments held by consolidated partnerships, totaled $2.2 billion at June 30, 2009 and $2.3 billion at December 31, 2008. Investments accounted for under the equity method totaled $1.7 billion while investments accounted for under the cost method totaled $544 million at June 30, 2009. The comparable amounts at December 31, 2008 were $1.7 billion and $648 million.

Visa

At June 30, 2009, our investment in Visa Class B common shares totaled approximately 23.2 million shares. Considering the adjustment to the conversion ratio due to settled litigation reported by Visa, these shares would convert to approximately 14.6 million of the publicly traded Visa Class A common shares. As of June 30, 2009, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the June 30, 2009 closing price of $62.26 for the Visa shares, our remaining unrecognized investment had a pretax value of approximately $180 million at that date. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

On July 16, 2009 Visa funded $700 million to the escrow and reduced the conversion ratio of Visa B to A shares. Therefore, we expect to recognize in earnings during the third quarter of 2009 our ownership share of the monetized Visa B shares included on our Consolidated Balance Sheet at June 30, 2009.

Note 25 Commitments and Guarantees in our Notes To Consolidated Financial Statements under Item 8 of our 2008 Form 10-K has further information on our Visa indemnification obligation.

Private Equity

The private equity portfolio is comprised of equity and mezzanine investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.2 billion at both June 30, 2009 and December 31, 2008. As of June 30, 2009, $611 million was invested directly in a variety of companies and $544 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $153 million as of June 30, 2009. Our unfunded commitments related to private equity totaled $484 million at June 30, 2009 compared with $540 million at December 31, 2008.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At June 30, 2009, other investments totaled $840 million compared with $853 million at December 31, 2008. We recognized net losses related to these investments of $75 million during the first half of 2009, including $6 million during the second quarter. Given the nature of these investments and if current market conditions affecting their valuation were to continue or worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $129 million at June 30, 2009 and $178 million at December 31, 2008.

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

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at June 30, 2009 and December 31, 2008. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives – 2009

June 30, 2009 – dollars in millions	Notional/ Contractual Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$10,257	$(190)	4 yrs. 10 mos.	4.35%	2.62%
Forward purchase commitments	605	6	2 mos.	NM	NM
Liability rate conversion
Interest rate swaps (a)
Receive fixed	14,563	820	3 yrs. 10 mos.	3.25%	4.36%
Total interest rate risk management	25,425	636
Total accounting hedges (b)	$25,425	$636
Free-Standing Derivatives
Customer-related
Interest rate contracts
Swaps	$91,144	$(75)	5 yrs. 1 mo.	3.66%	3.71%
Caps/floors
Sold (c)	3,735	(14)	4 yrs. 2 mos.	NM	NM
Purchased	2,515	15	2 yrs. 10 mos.	NM	NM
Swaptions	2,737	67	13 yrs.	NM	NM
Futures	4,498		9 mos.	NM	NM
Foreign exchange contracts	7,111	19	4 mos.	NM	NM
Equity contracts (c)	449	(5)	1 yr. 5 mos.	NM	NM
Total customer-related	112,189	7
Various instruments used to hedge residential mortgage servicing rights
Interest rate contracts
Swaps (c)	34,785	(67)	5 yrs. 8 mos.	3.70%	3.53%
Caps/floors
Purchased	5,200	45	3 yrs.	NM	NM
Futures	56,293		1 yr. 3 mos.	NM	NM
Future options	17,800	13	7 mos.	NM	NM
Swaptions	6,400	(122)	2 yrs. 10 mos.	NM	NM
Commitments related to residential mortgage assets	2,850	24	1 mo.	NM	NM
Total residential mortgage servicing rights	123,328	(107)
Other risk management and proprietary
Interest rate contracts
Swaps	7,702	26	5 yrs. 4 mo.	2.93%	3.09%
Caps/floors
Sold	577	(1)	9 yrs. 8 mos.	NM	NM
Purchased	1,380	16	2 yrs. 2 mos.	NM	NM
Future options	6,035	1	5 mos.	NM	NM
Swaptions	377	1	16 yrs. 6 mos.	NM	NM
Futures	852		10 mos.	NM	NM
Commitments related to residential mortgage assets	14,546	53	1 mo.	NM	NM
Commitments related to commercial mortgage assets	1,573	2	6 mos.	NM	NM
Foreign exchange contracts (c)	1,496	(9)	1 yr. 10 mos.	NM	NM
Credit contracts
Credit default swaps	2,043	123	14 yrs. 4 mos.	NM	NM
Risk participation agreements	3,628	1	2 yrs. 10 mos.	NM	NM
Other contracts (c) (d)	211	(156)	NM	NM	NM
Total other risk management and proprietary	40,420	57
Total free-standing derivatives	$275,937	$(43)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 48% were based on 1-month LIBOR and 52% on 3-month LIBOR.
(b)	Fair value amount includes net accrued interest receivable of $149 million.
(c)	The increases in the negative fair values from December 31, 2008 to June 30, 2009 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during 2009.
(d)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs.
NM	Not meaningful

Financial Derivatives – 2008

December 31, 2008 – dollars in millions	Notional/ Contractual Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a) Receive fixed	$5,618	$527	3 yrs.	2.18%	4.76%
Liability rate conversion
Interest rate swaps (a) Receive fixed	9,888	888	3 yrs. 7 mos.	2.27%	4.73%
Total interest rate risk management	15,506	1,415
Total accounting hedges (b)	$15,506	$1,415
Free-Standing Derivatives
Customer-related
Interest rate contracts
Swaps	$97,337	$(162)	4 yrs. 9 mos.	3.08%	3.07%
Caps/floors
Sold	3,976	(13)	4 yrs. 4 mos.	NM	NM
Purchased	2,647	22	2 yrs. 10 mos.	NM	NM
Swaptions	3,058	160	13 yrs. 2 mos.	NM	NM
Futures	8,839		1 yr. 1 mo.	NM	NM
Foreign exchange contracts	8,877	(3)	5 mos.	NM	NM
Equity contracts	1,023	(4)	1 yr.	NM	NM
Total customer-related	125,757	—
Various instruments used to hedge residential mortgage servicing rights
Interest rate
Swaps	20,930	373	5 yrs. 7 mos.	3.01%	3.10%
Caps/floors
Purchased	6,500	18	1 yr. 6 mos.	NM	NM
Futures	4,000		1 yr. 2 mos.	NM	NM
Futures Options	6,000	(29)	6 mos.	NM	NM
Swaptions	12,600	(274)	5 mos.	NM	NM
Commitments related to residential mortgage assets	2,950	21	1 mo.	NM	NM
Total residential mortgage servicing rights	52,980	109
Other risk management and proprietary
Interest rate contracts
Swaps	24,432	656	2 yrs. 11 mos.	2.80%	3.83%
Caps/floors
Sold	624	(1)	1 yr. 1 mo.	NM	NM
Purchased	740	3	1 yr. 9 mos.	NM	NM
Swaptions	276	17	10 yrs. 11 mos.	NM	NM
Futures	8,359		8 mos.	NM	NM
Commitments related to residential mortgage assets	15,659	(20)	1 mo.	NM	NM
Commitments related to commercial mortgage assets	2,624	7	6 mos.	NM	NM
Foreign exchange contracts	144	11	3 yrs. 4 mos.	NM	NM
Credit contracts
Credit default swaps	2,937	205	13 yrs. 8 mos.	NM	NM
Risk participation agreements	3,290		3 yrs. 1 mo.	NM	NM
Other contracts (c)	438	44	NM	NM	NM
Total other risk management and proprietary	59,523	922
Total free-standing derivatives	$238,260	$1,031
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 55% were based on 1-month LIBOR and 45% on 3-month LIBOR.
(b)	Fair value amount includes net accrued interest receivable of $147 million.
(c)	Relates to PNC’s obligation to help fund certain BlackRock LTIP programs.
NM	Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2009, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009, and that there has been no change in internal control over financial reporting that occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At June 30, 2009, the businesses formerly operated by National City were operating under pre-acquisition systems of internal control over financial reporting. As part of our ongoing internal control process we have been and will continue to evaluate and implement changes to processes, information technology systems and other components of internal control over financial reporting related to the acquired businesses.

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

Leverage ratio—Tier 1 risk-based capital divided by adjusted average total assets.

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

Other-than-temporary impairment (OTTI) – When the fair value of a debt security is less than its amortized cost basis, an assessment is performed to determine whether the impairment is other-than-temporary. If we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, an other-than-temporary impairment is considered to have occurred. In such cases, an other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Further, if we do not expect to recover the entire amortized cost of the security, an other-than-temporary impairment is considered to have occurred. However, if we do not intend to sell the security and it is not more likely that we will be required to sell the security before its recovery, the other-than-temporary loss is separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors. The other-than-temporary impairment related to credit losses is recognized in earnings while the amount related to all other factors is recognized in other comprehensive income, net of tax.

Pretax, pre-provision earnings – Total revenue less noninterest expense.

Purchased impaired (FASB ASC 310-30) loans – Acquired loans determined to be credit impaired under FASB ASC 310-30 (AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer). Loans are determined to be impaired if there is evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected.

Recorded investment – The initial investment of a purchased impaired loan plus interest accretion and less any cash payments and writedowns. The recorded investment excludes any valuation allowance, which is included in our allowance for loan and lease losses.

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

Residential mortgage servicing rights hedge gains / (losses), net – We have elected to measure acquired residential mortgage servicing rights (MSRs) at fair value under GAAP. We employ a risk management strategy designed to protect the economic value of MSRs from changes in interest rates. This strategy utilizes securities and a portfolio of derivative instruments to hedge changes in the fair value of MSRs arising from changes in interest rates. These financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the MSR portfolio. Net MSR hedge gains/(losses) represent the change in the fair value of MSRs, exclusive of changes due to time decay and payoffs, combined with the change in the fair value of the associated derivative instruments.

Return on average assets – Annualized net income divided by average assets.

Return on average capital – Annualized net income divided by average capital.

Return on average common shareholders’ equity – Annualized net income less preferred stock dividends, including preferred stock discount accretion, divided by average common shareholders’ equity.

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

Yield curve – A graph showing the relationship between the yields on financial instruments or market indices of the same credit quality with different maturities. For example, a “normal” or “positive” yield curve exists when long-term bonds have higher yields than short-term bonds. A “flat” yield curve exists when yields are the same for short-term and long-term bonds. A “steep” yield curve exists when yields on long- term bonds are significantly higher than on short-term bonds. An “inverted” or “negative” yield curve exists when short-term bonds have higher yields than long-term bonds.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality and/or other matters regarding or affecting PNC that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “will,” “ project” and other similar words and expressions.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors in our 2008 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections of those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

•

Our businesses and financial results are affected by business and economic conditions, both generally and specifically in the principal markets in which we operate. In particular, our businesses and financial results may be impacted by:

•	Changes in interest rates and valuations in the debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the markets for real estate and other assets commonly securing financial products.
•	Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates.
•	Changes in our customers’, suppliers’ and other counterparties’ performance in general and their creditworthiness in particular.
•	Changes in levels of unemployment.
•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.
•	A continuation of recent turbulence in significant portions of the US and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our counterparties and the economy generally.
•

Our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape.

•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2009 with continued wide market credit spreads, and our view that national economic trends currently point to a continuation of severe recessionary conditions in 2009 followed by a subdued recovery in 2010.

•

Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity, and funding. These legal and regulatory developments could include:

•

Changes resulting from legislative and regulatory responses to the current economic and financial industry environment, including current and future conditions or restrictions imposed as a result of our participation in the TARP Capital Purchase Program.

•

Other legislative and regulatory reforms, including broad-based restructuring of financial industry regulation as well as changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other aspects of the financial institution industry.

•	Increased litigation risk from recent regulatory and other governmental developments.
•	Unfavorable resolution of legal proceedings or other claims or regulatory and other governmental inquiries.
•	The results of the regulatory examination and supervision process, including our failure to satisfy the requirements of agreements with governmental agencies.
•	Changes in accounting policies and principles.
•

Our issuance of securities to the US Department of the Treasury may limit our ability to return capital to our shareholders and is dilutive to our common shares. If we are unable previously to redeem the shares, the dividend rate increases substantially after five years.

•

Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance, derivatives, and capital management techniques, and by our ability to meet evolving regulatory capital standards.

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

In addition, our recent acquisition of National City Corporation (“National City”) presents us with a number of risks and uncertainties related both to the acquisition itself and to the integration of the acquired businesses into PNC. These risks and uncertainties include the following:

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
•

Legal proceedings or other claims made and governmental investigations currently pending against National City, as well as others that may be filed, made or commenced relating to National City’s business and activities before the acquisition, could adversely impact our financial results.

•

Our ability to achieve anticipated results is also dependent on our ability to bring National City’s systems, operating models, and controls into conformity with ours and to do so on our planned time schedule. The integration of National City’s business and operations into PNC, which will include conversion of National City’s different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to National City’s or PNC’s existing businesses. PNC’s ability to integrate National City successfully may be adversely affected by the fact that this transaction has resulted in PNC entering several markets where PNC did not previously have any meaningful retail presence.

In addition to the National City transaction, we grow our business from time to time by acquiring other financial services companies. Acquisitions in general present us with risks, in addition to those presented by the nature of the business acquired, similar to some or all of those described above relating to the National City acquisition.

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2009	2008	2009	2008
Interest Income
Loans	$2,203	$1,050	$4,668	$2,121
Investment securities	672	419	1,361	823
Other	126	108	232	252
Total interest income	3,001	1,577	6,261	3,196
Interest Expense
Deposits	474	362	1,020	812
Borrowed funds	345	238	754	553
Total interest expense	819	600	1,774	1,365
Net interest income	2,182	977	4,487	1,831
Noninterest Income
Fund servicing	193	234	392	462
Asset management	208	197	397	409
Consumer services	329	149	645	319
Corporate services	264	185	509	349
Residential mortgage	245		676
Service charges on deposits	242	92	466	174
Net gains on sales of securities	182	8	238	49
Other-than-temporary impairments	(453)	(9)	(1,139)	(9)
Less: Noncredit portion of other-than-temporary impairments (a)	(298)		(835)
Net other-than-temporary impairments	(155)	(9)	(304)	(9)
Other	297	206	352	276
Total noninterest income	1,805	1,062	3,371	2,029
Total revenue	3,987	2,039	7,858	3,860
Provision for credit losses	1,087	186	1,967	337
Noninterest Expense
Personnel	1,174	547	2,262	1,091
Occupancy	190	90	378	185
Equipment	194	94	392	176
Marketing	59	34	116	56
Other	1,041	338	1,838	630
Total noninterest expense	2,658	1,103	4,986	2,138
Income before income taxes and noncontrolling interests	242	750	905	1,385
Income taxes	35	233	168	484
Net income	207	517	737	901
Less: Net income attributable to noncontrolling interests	9	12	13	19
Preferred stock dividends	119		170
Preferred stock discount accretion	14		29
Net income attributable to common shareholders	$65	$505	$525	$882
Earnings Per Common Share
Basic	$.14	$1.46	$1.17	$2.57
Diluted	$.14	$1.45	$1.16	$2.54
Average Common Shares Outstanding
Basic	451	344	447	342
Diluted	453	346	448	344

(a)	Included in accumulated other comprehensive loss.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	June 30 2009	December 31 2008
Assets
Cash and due from banks	$3,797	$4,471
Federal funds sold and resale agreements (includes $1,047 and $1,072 measured at fair value) (a)	1,814	1,856
Trading securities	1,925	1,725
Interest-earning deposits with banks	10,190	14,859
Other short-term investments	894	1,025
Loans held for sale (includes $4,064 and $1,400 measured at fair value) (a)	4,662	4,366
Investment securities	49,969	43,473
Loans (includes $53 measured at fair value at June 30, 2009) (a)	165,009	175,489
Allowance for loan and lease losses	(4,569)	(3,917)
Net loans	160,440	171,572
Goodwill	9,206	8,868
Other intangible assets	3,684	2,820
Equity investments	8,168	8,554
Other (includes $367 measured at fair value at June 30, 2009) (a)	25,005	27,492
Total assets	$279,754	$291,081
Liabilities
Deposits
Noninterest-bearing	$41,806	$37,148
Interest-bearing	148,633	155,717
Total deposits	190,439	192,865
Borrowed funds
Federal funds purchased and repurchase agreements	3,921	5,153
Federal Home Loan Bank borrowings	14,777	18,126
Bank notes and senior debt	13,292	13,664
Subordinated debt	10,383	11,208
Other	2,308	4,089
Total borrowed funds	44,681	52,240
Allowance for unfunded loan commitments and letters of credit	319	344
Accrued expenses	3,651	3,949
Other	11,197	14,035
Total liabilities	250,287	263,433

Equity
Preferred stock (b)
Common stock – $5 par value
Authorized 800 shares, issued 468 and 452 shares	2,342	2,261
Capital surplus – preferred stock	7,947	7,918
Capital surplus – common stock and other	8,783	8,328
Retained earnings (c)	11,758	11,461
Accumulated other comprehensive loss (c)	(3,101)	(3,949)
Common stock held in treasury at cost: 7 and 9 shares	(435)	(597)
Total shareholders’ equity	27,294	25,422
Noncontrolling interests	2,173	2,226
Total equity	29,467	27,648
Total liabilities and equity	$279,754	$291,081

(a)	Amounts represent items for which the Corporation has elected the fair value option under FASB ASC 825-10, Financial Instruments (SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”).
(b)	Par value less than $.5 million at each date.
(c)	Retained earnings at January 1, 2009 was increased $110 million upon early adoption of FASB ASC 320-10, Investments – Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), representing the after-tax noncredit portion of other-than-temporary impairment losses recognized in net income during 2008 that has been reclassified to accumulated other comprehensive loss.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Six months ended June 30
Unaudited	2009	2008
Operating Activities
Net income	$737	$901
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,967	337
Depreciation and amortization	505	229
Deferred income taxes	188	45
Net gains on sales of securities	(238)	(49)
Net other-than-temporary impairments	304	9
Loan related valuation adjustments	(173)	183
Net gains related to BlackRock LTIP shares adjustment	(103)	(120)
Undistributed earnings of BlackRock	(43)	(115)
Visa redemption gain		(95)
Excess tax benefits from share-based payment arrangements		(4)
Net change in
Trading securities and other short-term investments	192	1,471
Loans held for sale	(487)	(120)
Other assets	3,671	(240)
Accrued expenses and other liabilities	(5,097)	(202)
Other	(73)	(127)
Net cash provided by operating activities	1,350	2,103
Investing Activities
Sales
Investment securities	8,060	3,506
Visa shares		95
Loans	170	43
Purchases
Investment securities	(16,379)	(7,460)
Loans	(137)	(168)
Net change in
Federal funds sold and resale agreements	17	(65)
Investment securities	3,760	2,208
Loans	7,698	(1,376)
Net cash received from acquisition and divestiture activity		618
Interest-earning deposits with Federal Reserve	4,511
Other	14	(505)
Net cash provided (used) by investing activities	7,714	(3,104)
Financing Activities
Net change in
Noninterest-bearing deposits	4,658	351
Interest-bearing deposits	(7,083)	(1,107)
Federal funds purchased and repurchase agreements	(1,253)	(549)
Federal Home Loan Bank short-term borrowings		(2,000)
Other short-term borrowed funds	(1,848)	(163)
Sales/issuances
Federal Home Loan Bank long-term borrowings	1,500	4,500
Bank notes and senior debt	1,960	825
Subordinated debt		759
Other long-term borrowed funds	90	50
Perpetual trust securities		369
Preferred stock		492
Supervisory Capital Assessment Program – common stock	624
Common and treasury stock	121	114
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(4,836)	(158)
Bank notes and senior debt	(2,449)	(1,850)
Subordinated debt	(558)	(140)
Other long-term borrowed funds	(74)	(13)
Excess tax benefits from share-based payment arrangements		4
Acquisition of treasury stock	(82)	(81)
Preferred stock cash dividends paid	(170)
Common stock cash dividends paid	(338)	(444)
Net cash provided (used) by financing activities	(9,738)	959
Net Decrease In Cash And Due From Banks	(674)	(42)
Cash and due from banks at beginning of period	4,471	3,567
Cash and due from banks at end of period	$3,797	$3,525
Cash Paid For
Interest	$1,816	$1,325
Income taxes	28	273
Non-cash Items
Issuance of common stock for Sterling acquisition		312
Net increase (decrease) in investment in BlackRock	(214)	144
Transfer from loans held for sale to loans, net	195	1,805
Transfer from investment securities to trading securities	74

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Business

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

As described in Note 2 National City Acquisition, on December 31, 2008, PNC acquired National City Corporation (National City). Our consolidated financial statements for 2009 reflect the impact of National City.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, residential mortgage banking and global investment servicing, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Missouri, Virginia, Delaware, Washington, D.C., and Wisconsin. PNC also provides certain investment servicing internationally.

We are in the process of integrating the businesses and operations of National City with those of PNC.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities.

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FASB ASC 105-10, Generally Accepted Accounting Principles). The FASB Accounting Standards Codification TM (FASB ASC) will be the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States of America. The FASB ASC will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. Technical references to GAAP included in these Notes To Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically when first used.

On December 31, 2008, we acquired National City. Our Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008, our Consolidated Income Statement for

the three months and six months ended June 30, 2009, and our Consolidated Statement of Cash Flows for the six months ended June 30, 2009 include the impact of the National City acquisition. See Note 2 National City Acquisition for additional information.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2009 presentation, including reclassifications required in connection with the adoption of new guidance impacting FASB ASC 810-10, Consolidation (SFAS 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2008 Annual Report on Form 10-K (2008 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2008 Form 10-K for a detailed description of the significant accounting policies followed by PNC. There have been no significant changes to these policies in the first six months of 2009. These interim consolidated financial statements serve to update the 2008 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

We have considered the impact on these consolidated financial statements of events occurring subsequent to June 30, 2009 and through August 7, 2009, the date these consolidated financial statements were issued as part of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

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

On February 27, 2009, PNC’s obligation to deliver BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. The 2.9 million shares of Series C Preferred Stock have been acquired from BlackRock in exchange for common shares on that same date. PNC has elected to account for these preferred shares at fair value as permitted under FASB ASC 825-10, Financial Instruments (SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”), and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on the Consolidated Balance Sheet in the caption Other assets.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted new guidance impacting FASB ASC 805, Business Combinations (SFAS 141(R), “Business Combinations”), on January 1, 2009. This guidance will require all businesses acquired after this date to be measured at the fair value of the consideration paid as opposed to the cost-based provisions under prior GAAP. It will require an entity to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This guidance requires the value of consideration paid including any future contingent consideration to be measured at fair value at the closing date of the transaction. Also, restructuring costs and acquisition costs will be expensed rather than included in the cost of the acquisition. This standard will be effective for all acquisitions completed on or after January 1, 2009.

We adopted new guidance impacting FASB ASC 810-10, Consolidation, on January 1, 2009, which provides new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as a component of equity in the consolidated financial statements. This also required expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity. The adoption of this guidance did not have a material impact on our results of operations or financial position.

We adopted new guidance impacting FASB ASC 815-10, Derivatives and Hedging (SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), on January 1, 2009. This guidance required revisions to our derivative disclosures to provide greater transparency as to the use of derivative instruments and hedging activities. See Note 13 Financial Derivatives for additional information.

We adopted new guidance impacting FASB ASC 944, Financial Services – Insurance (SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60”), on January 1, 2009. This guidance changed the current practice of accounting for financial guarantee insurance contracts by insurance companies including the recognition and measurement of premium revenue, claim liabilities and enhances related disclosure requirements. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This guidance amends GAAP for debt securities regarding recognition and disclosure of an other-than-temporary impairment (OTTI). The major change in the guidance is the requirement to recognize only the credit portion of the OTTI charges in current earnings for those debt securities where there is no intent to sell or it is more likely than not the entity would not be required to sell the security prior to expected recovery. The remaining portion of the OTTI charge is to be included in other comprehensive income. As permitted, we adopted this guidance effective January 1, 2009. A cumulative effect adjustment of $110 million has been recorded to beginning retained earnings to reclassify the noncredit component of OTTI recognized in prior periods from retained earnings to accumulated other comprehensive income (loss). See Note 7 Investment Securities for disclosures required by this new guidance.

In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also provides guidance on identifying circumstances that indicate a transaction is not orderly. As permitted, we adopted this guidance effective January 1, 2009. See Note 8 Fair Value for disclosures required by this new guidance.

We adopted new guidance impacting FASB ASC 860-10, Transfers and Servicing (FSP FAS 140-3, “Accounting for

Transfers of Financial Assets and Repurchase Financing Transactions”), on January 1, 2009. This provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance did not have a material effect on our results of operations or financial position.

We adopted new guidance impacting FASB ASC 350-30, Intangibles – Goodwill and Other (FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), on January 1, 2009. This provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under existing GAAP. The adoption did not have a material effect on our results of operations or financial position.

We adopted new guidance impacting FASB ASC 470-20, Debt – Debt with Conversion and Other Options (FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”), on January 1, 2009. This clarifies that certain convertible debt instruments should be separately accounted for as liability and equity components. The adoption of this guidance did not have a material effect on our results of operations or financial position.

We adopted new guidance impacting FASB ASC 260-10, Earnings Per Share (FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”), on January 1, 2009. This clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by existing GAAP. Our adoption of this guidance did not have a material effect on either our basic or diluted earnings per share. See Note 14 Earnings Per Share for the computation of earnings per share using the two-class method.

In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits – Defined Benefit Plans – General (FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and will be effective December 31, 2009 for PNC.

In April 2009, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). This addresses application issues related to initial recognition and measurement, subsequent measurements and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for all acquisitions of assets and liabilities arising from contingencies in a business combination with closing dates after January 1, 2009.

We adopted new guidance impacting FASB ASC 825-10-50, Financial Instruments (FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), effective June 30, 2009. This guidance amends existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. See Note 8 Fair Value for disclosures required by this new guidance.

We adopted FASB ASC 855, Subsequent Events (SFAS 165, “Subsequent Events”), beginning June 30, 2009. This establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are “issued” or “are available to be issued.”

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140”. This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The new guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. The new guidance is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This guidance will be effective for PNC beginning January 1, 2010. We are in the process of analyzing the potential impact the new guidance will have on our results of operations and financial position.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”. The new guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. Enhanced disclosures would also be required. This guidance will be effective for PNC beginning January 1, 2010. Based on our preliminary analysis of this guidance, we expect that we would consolidate, effective January 1, 2010, certain VIEs including Market Street Funding LLC (Market Street) (see Note 3 Variable Interest Entities) and certain qualifying special purpose entities sponsored by National City for the securitization of pools of credit card, automobile and mortgage loans (see Note 10 Loan Sales and Securitizations). We expect these changes will have a minimal impact on our capital ratios. We are continuing the process of analyzing additional transactions and entities to determine the potential impact the new guidance will have on our results of operations and financial position.

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

During the first six months of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of December 31, 2008 which resulted in adjustments to the initial purchase price allocation. Most significantly, additional information was obtained on the credit quality of certain loans as of the acquisition date which resulted in additional fair value writedowns on acquired impaired loans. These adjustments resulted in the allocation of $446 million to other intangible assets and $891 million to premises and equipment which had been reduced in the initial purchase price allocation. Goodwill totaling $349 million has been recognized on the National City acquisition as of June 30, 2009. A summary of adjustments to the initial purchase price allocation are summarized below.

National City Acquisition—Summary Purchase Price Allocation

In billions
Excess of fair value of adjusted net assets acquired over purchase price – December 31, 2008	$(1.3)
Additional fair value marks and other adjustments on acquired impaired loans – December 31, 2008	1.8
Other adjustments, net	(0.2)
Excess of purchase price over fair value of adjusted net assets acquired – June 30, 2009	$0.3

We are still awaiting and evaluating further information regarding pre-acquisition contingencies, including legal claims and other legal matters, and the finalization of restructuring plans and asset divestitures related to the National City acquisition. Therefore, in accordance with GAAP, further modifications to the purchase price allocation may occur, resulting in the recognition of goodwill and liabilities in future periods.

Condensed Statement of National City Net Assets Acquired

The following condensed statement of net assets reflects the revised values assigned to National City net assets as of the December 31, 2008 acquisition date. The net assets acquired are net of the cash paid by National City to its warrant holders of $379 million.

(In millions)
Assets
Cash and due from banks	$2,144
Federal funds sold and resale agreements	7,335
Trading assets, interest-earning deposits with banks, and other short-term investments	9,244
Loans held for sale	2,185
Investment securities	13,327
Net loans	96,013
Other intangible assets	2,323
Equity investments	2,050
Other assets	13,611
Total assets	$148,232
Liabilities
Deposits	$103,638
Federal funds purchased and repurchase agreements	3,523
Other borrowed funds	22,148
Other liabilities	13,518
Total liabilities	$142,827
Net assets acquired	$5,405

Other intangible assets acquired consisted of the following (in millions):

Intangible Asset	Fair Value	Weighted Life	Amortization Method
Residential mortgage servicing rights	$1,019	(a)	(a)
Core deposit	713	12 yrs.	Accelerated
Commercial mortgage servicing rights	203	8 yrs.	Accelerated
Asset management customer relationships	346	12 yrs.	Straight line
National City brand	27	21 mos.	Straight line
Consumer loan servicing rights	15	2 yrs.	Accelerated
Total	$2,323
(a)	Intangible asset carried at fair value on a recurring basis.

See Note 9 Goodwill and Other Intangible Assets for additional information.

Purchase accounting adjustments include discounts and premiums on interest-earning assets and liabilities as follows:

•

During the first six months of 2009, additional information was obtained about the credit quality of acquired loans as of the acquisition date. As a result, an additional $2.6 billion of acquired loans were deemed impaired under FASB ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (AICPA Statement of Position (SOP) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”), as of December 31, 2008. We recorded an additional fair value mark on these and previously impaired loans of $1.6 billion effective December 31, 2008.

•

The original accretable yield on acquired loans of $6.1 billion at December 31, 2008 was reduced by $.7 billion during the first six months of 2009. This decrease was due to accretion of $1.0 billion, that was partially offset by net reclassifications to accretable yield of $.3 billion. Adjustments to accretable yield and purchase accounting adjustments are detailed in Note 6 Loans Acquired in a Transfer.

•

The remaining discounts on loans of $5.4 billion will be accreted to net interest income using the constant effective yield method over the weighted average life of the loans, estimated to be between two and three years. The weighted average lives could vary depending on prepayments, revised estimated cash flows and other related factors. Of the remaining $5.4 billion of discounts at June 30, 2009, $3.5 billion relates to loans accounted for under FASB ASC 310-30, and $1.9 billion relates to performing loans.

•

The remaining premiums on interest-earning time deposits of $1.5 billion at June 30, 2009, will be amortized over the weighted average life of the deposits of approximately one year using the constant effective yield method.

•

The remaining discounts on borrowed funds of $1.3 billion at June 30, 2009, will be accreted over the weighted average life of the borrowings of approximately seven years using the constant effective yield method.

NOTE 3 VARIABLE INTEREST ENTITIES

As discussed in our 2008 Form 10-K, we are involved with various entities in the normal course of business that were deemed to be VIEs. We consolidated certain VIEs as of June 30, 2009 and December 31, 2008 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2008 Form 10-K.

Consolidated VIEs—PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in tax credit investments (b)
June 30, 2009	$1,414	$798
December 31, 2008	$1,499	$863	(a)
Credit Risk Transfer Transaction
June 30, 2009	$946	$946
December 31, 2008	$1,070	$1,070
(a)	We have revised this amount due to PNC’s adoption of FASB ASC 810-10 (SFAS 160) as noncontrolling interests are no longer classified as aggregate liabilities.
(b)	Amounts reported primarily represent low income housing projects.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs—Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
June 30, 2009
Market Street	$4,604	$4,664	$6,913	(a)
Partnership interests in tax credit investments (b) (c)	1,148	671	833
Collateralized debt obligations	20		2
Total	$5,772	$5,335	$7,748
December 31, 2008
Market Street	$4,916	$5,010	$6,965	(a)
Partnership interests in tax credit investments (b) (c)	1,095	652	920
Collateralized debt obligations	20		2
Total	$6,031	$5,662	$7,887
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $6.3 billion and other credit enhancements of $.6 billion at June 30, 2009. The comparable amounts were $6.4 billion and $.6 billion at December 31, 2008.
(b)	Amounts reported primarily represent low income housing projects.
(c)	Aggregate assets and aggregate liabilities represent approximate balances due to limited availability of financial information associated with the acquired National City partnerships that we did not sponsor.

Market Street

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1/F1 by Standard & Poor’s, Moody’s, and Fitch, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2008 and the first six months of 2009, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and all of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Program administrator fees related to PNC’s portion of liquidity facilities were $19 million for the first six months of 2009 and $8 million for the first six months of 2008. Commitment fees related to PNC’s portion of the liquidity facilities for the first six months of 2009 and 2008 were insignificant.

The commercial paper obligations at June 30, 2009 and December 31, 2008 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $6.3 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement, such as by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $.9 billion of the liquidity facilities if the underlying assets are in default. See Note 18 Commitments and Guarantees for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013.

Market Street has entered into a Subordinated Note Purchase Agreement (Note) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.0 million as of June 30, 2009. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

We evaluated the design of Market Street, its capital structure, the Note and relationships among the variable interest holders under the provisions of FASB ASC 810-10, Consolidation

(FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities). Based on this analysis, we are not the primary beneficiary as defined under GAAP and therefore the assets and liabilities of Market Street are not reflected in our Consolidated Balance Sheet.

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

See Note 1 Accounting Policies regarding recently issued accounting guidance which could impact the accounting for Market Street effective January 1, 2010.

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

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. NCB was determined to be the primary beneficiary of the SPE as it would absorb the majority of the expected losses of the SPE through its holding of certain of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity associated with the note tranches held by NCB are intercompany balances and are eliminated in consolidation. Nonconforming mortgage loans, including foreclosed properties, pledged as collateral to the SPE remain on the balance sheet and totaled $631 million at June 30, 2009.

In connection with the credit risk transfer agreement, NCB held the right to put the mezzanine notes to the independent third-party once credit losses in the mortgage loan pool exceeded the principal balance of the subordinated equity notes. During the first six months of 2009, cumulative credit losses in the mortgage loan pool surpassed the principal balance of the subordinated equity notes which resulted in NCB exercising its put option on two of the subordinate mezzanine notes. Cash proceeds received from the third party for the exercise of these put options totaled $36 million. In addition, during the first six months of 2009 NCB entered into an agreement with the third party to terminate a portion of each party’s rights and obligations under the credit risk transfer agreement for the remaining mezzanine notes. In exchange for $126 million, NCB agreed to terminate its contractual right to put the remaining mezzanine notes to the third party. A pretax gain of $10 million was recognized in noninterest income as a result of these transactions.

Management assessed what impact the reconsideration events above had on determining whether NCB would remain the primary beneficiary of the SPE. Management concluded that NCB would remain the primary beneficiary and accordingly should continue to consolidate the SPE.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory purposes.

In February 2008, PNC Preferred Funding LLC (the LLC), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (Trust III) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the LLC Preferred Securities). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the Trust II Securities) of PNC Preferred Funding Trust II (Trust II) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the Trust I Securities) of PNC Preferred Funding Trust I (Trust I) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a noncontrolling interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This noncontrolling interest totaled approximately $1.3 billion at June 30, 2009.

Our 2008 Form 10-K includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The Trust III Securities include dividend restriction covenants similar to those described for Trust II Securities.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

In millions	June 30 2009	December 31 2008
Commercial	$60,594	$69,220
Commercial real estate	24,865	25,736
Consumer	51,937	52,489
Residential real estate	21,521	21,583
Equipment lease financing	6,092	6,461
Total loans	$165,009	$175,489

Loans are presented net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $3.4 billion and $4.1 billion at June 30, 2009 and December 31, 2008, respectively.

Net Unfunded Credit Commitments

In millions	June 30 2009	December 31 2008
Commercial and commercial real estate	$59,816	$60,020
Home equity lines of credit	21,599	23,195
Consumer credit card lines	19,210	19,028
Other	2,433	2,645
Total	$103,058	$104,888

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. At June 30, 2009 commercial commitments are reported net of $9.4 billion of participations, assignments and syndications, primarily to financial services companies. The comparable amount at December 31, 2008 was $8.6 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment. Consumer home equity lines of credit accounted for 53% of consumer unfunded credit commitments at June 30, 2009.

Unfunded credit commitments related to Market Street totaled $6.3 billion at June 30, 2009 and $6.4 billion at December 31, 2008 and are included in the preceding table primarily within the “Commercial and Commercial Real Estate” category.

At June 30, 2009, we pledged $27.2 billion of loans to the Federal Reserve Bank and $45.9 billion of loans to the Federal Home Loan Banks as collateral for the contingent ability to borrow, if necessary.

Certain loans are accounted for at fair value with changes in the fair value reported in current period earnings. The fair value of these loans was $72 million, or approximately .04% of the total loan portfolio, at June 30, 2009.

NOTE 5 ASSET QUALITY

The following table sets forth nonperforming assets and related information.

These amounts exclude loans impaired in accordance with FASB ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. See Note 6 Certain Loans Acquired in a Transfer for further information.

Dollars in millions	June 30, 2009	December 31, 2008
Nonaccrual loans
Commercial	$1,450	$576
Commercial real estate	1,656	766
Equipment lease financing	120	97
TOTAL COMMERCIAL LENDING	3,226	1,439
Consumer
Home equity	108	66
Other	34	4
Total consumer	142	70
Residential real estate
Residential mortgage	595	139
Residential construction	69	14
Total residential real estate	664	153
TOTAL CONSUMER LENDING	806	223
Total nonaccrual/nonperforming loans	4,032	1,662
Foreclosed and other assets
Commercial lending	113	50
Consumer lending	387	469
Total foreclosed and other assets	500	519
Total nonperforming assets	$4,532	$2,181
Nonperforming loans to total loans	2.44%	.95%
Nonperforming assets to total loans and foreclosed and other assets	2.74	1.24
Nonperforming assets to total assets	1.62	.75

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation are considered troubled debt restructurings. Troubled debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Troubled debt restructurings completed during 2009 totaled $176 million at June 30, 2009.

Net interest income less the provision for credit losses was $2.520 billion for the first six months of 2009 compared with $1.494 billion for the first six months of 2008. Comparable amounts for the second quarter of 2009 and the second quarter of 2008 were $1.095 billion and $791 million, respectively.

Changes in the allowance for loan and lease losses follow:

In millions	2009	2008
January 1	$3,917	$830
Charge-offs	(1,413)	(240)
Recoveries	187	30
Net charge-offs	(1,226)	(210)
Provision for credit losses	1,967	337
Acquired allowance (a)	(114)	20
Net change in allowance for unfunded loan commitments and letters of credit	25	11
June 30	$4,569	$988
(a)	Amount for 2009 reflects adjustments to the National City allowance acquired December 31, 2008 due to additional impairment of loans effective at that date. Amount for 2008 reflects the Sterling acquisition.

See Note 6 for a discussion of the release of reserves related to additional impaired loans identified during the first six months of 2009.

Changes in the allowance for unfunded loan commitments and letters of credit follow:

In millions	2009	2008
January 1	$344	$134
Acquired allowance – Sterling		1
Net change in allowance for unfunded loan commitments and letters of credit	(25)	(11)
June 30	$319	$124

Impaired loans, as defined under FASB ASC 310, Receivables (SFAS 114, Accounting by Creditors for Impairment of a Loan), exclude leases and smaller homogenous type loans as well as National City impaired loans accounted for pursuant to FASB ASC 310-30. We did not recognize any interest income on loans while they were impaired in the first six months of 2009 or 2008. The following table provides further detail on impaired loans and the associated allowance for loan losses:

SUMMARY OF FASB ASC 310 (SFAS 114) IMPAIRED LOANS (a)

In millions	June 30 2009	Dec. 31 2008
Impaired loans with an associated reserve	$2,880	$1,249
Impaired loans without an associated reserve	226	93
Total impaired loans	$3,106	$1,342
Specific allowance for credit losses	$957	$405
Average impaired loan balance (b)	$2,297	$674
(a)	National City impaired loans accounted for under FASB ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, are excluded from this table.
(b)	Six-month average for 2009 and full-year average for 2008.

NOTE 6 LOANS ACQUIRED IN A TRANSFER

At December 31, 2008, PNC identified certain loans related to the National City acquisition, for which there was evidence of credit quality deterioration since origination and it was probable that PNC would be unable to collect all contractually required principal and interest payments. These loans are accounted for under FASB ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. References to “impaired loans” in this Note 6 refer to loans accounted for under FASB ASC 310-30. Evidence of credit quality deterioration includes statistics such as past due status, declines in current borrower FICO credit scores, geographic concentration and declines in current loan-to-value ratios. GAAP requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of FASB ASC 310-30.

FASB ASC 310-30 allows purchasers to aggregate impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. With respect to the National City acquisition, we aggregated homogeneous consumer and residential mortgage loans into pools with common risk characteristics. We account for commercial and commercial real estate loans individually.

During the first six months of 2009, additional information was obtained about the credit quality of acquired loans as of the acquisition date. As a result, an additional $2.6 billion of acquired loans were deemed impaired under FASB ASC 310-30 as of December 31, 2008 and the carryover allowance for loan losses attributable to these loans of $114 million was released. Adjustments to the fair value of impaired loans of $1.6 billion were also recognized.

At June 30, 2009 and December 31, 2008, acquired loans within the scope of FASB ASC 310-30 had a carrying value of $12.6 billion and $12.9 billion, respectively. During the first six months of 2009, the amount of impaired loans decreased by a net $.3 billion as a result of payments and other exit activities primarily offset by the purchase accounting adjustments described above and accretion of purchase accounting discount. The unpaid principal balance of these loans was $20.2 billion at June 30, 2009 and $21.9 billion at December 31, 2008, as detailed below:

FASB ASC 310-30 (SOP 03-3) PURCHASED IMPAIRED LOANS

	June 30, 2009		December 31, 2008
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial (a)	$880	$2,200	$1,006	$2,466
Commercial real estate	1,926	3,804	1,908	3,846
Consumer	3,864	5,943	3,910	6,618
Residential real estate	5,887	8,282	6,064	8,959
Total	$12,557	$20,229	$12,888	$21,889
(a)	Includes $89 million of purchased impaired loans held for sale at June 30, 2009.

Under FASB ASC 310-30, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan primarily using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows of individual commercial or pooled consumer purchased impaired loans from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from prepayments, the effect will be to reduce prospectively the yield recognized.

Subsequent decreases to the expected cash flows will generally result in a charge to the provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. During the first six months of 2009, decreases in the expected cash flows of acquired impaired loans resulted in a provision for credit losses of $236 million, including $53 million during the second quarter. This resulted in an allowance for loan and lease losses on $5.2 billion of the impaired loans while the remaining $7.4 billion of impaired loans required no allowance as expected cash flows improved or remained the same. As of June 30, 2009, the allowance for loan losses on acquired impaired loans was $236 million. There was no such allowance on any of these loans at December 31, 2008.

Subsequent increases in cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. During the first six months of 2009, increases in the expected cash flows of acquired impaired loans resulted in an increase in accretable yield of $1.1 billion. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings, result in removal of the loan from the FASB ASC 310-30 portfolio at its carrying amount.

The following table displays activity for the accretable yield of these loans for the six months ended June 30, 2009.

Accretable Yield

In millions	For the Six Months Ended June 30, 2009
Beginning balance	$3,668
Accretion	(516)
Purchase accounting adjustments (a)	(774)
Reclassifications to accretable difference	1,139
Disposals	(9)
Ending balance	$3,508
(a)	See Note 2 National City Acquisition for additional information.

NOTE 7 INVESTMENT SECURITIES

	Amortized Cost (a)	Unrealized		Fair Value
In millions		Gains	Losses
June 30, 2009

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$5,371	$8	$(96)	$5,283
Residential mortgage-backed
Agency	21,951	403	(69)	22,285
Non-Agency	12,008	257	(3,251)	9,014
Commercial mortgage-backed
Agency	1,037	8	(8)	1,037
Non-Agency	4,198		(540)	3,658
Asset-backed	1,931	15	(542)	1,404
State and municipal	1,374	33	(72)	1,335
Other debt	1,575	11	(13)	1,573
Total debt securities	49,445	735	(4,591)	45,589
Corporate stocks and other	400	16		416
Total securities available for sale	$49,845	$751	$(4,591)	$46,005
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,006	$115		$2,121
Asset-backed	1,949	94	$(20)	2,023
Other debt	9	1		10
Total debt securities	3,964	210	(20)	4,154
Total securities held to maturity	$3,964	$210	$(20)	$4,154

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
December 31, 2008

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$738	$1		$739
Residential mortgage-backed
Agency	22,744	371	$(9)	23,106
Non-Agency	13,205		(4,374)	8,831
Commercial mortgage-backed (non-agency)	4,305		(859)	3,446
Asset-backed	2,069	4	(446)	1,627
State and municipal	1,326	13	(76)	1,263
Other debt	563	11	(15)	559
Total debt securities	44,950	400	(5,779)	39,571
Corporate stocks and other	575		(4)	571
Total securities available for sale	$45,525	$400	$(5,783)	$40,142
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$1,945	$10	$(59)	$1,896
Asset-backed	1,376	7	(25)	1,358
Other debt	10			10
Total debt securities	3,331	17	(84)	3,264
Total securities held to maturity	$3,331	$17	$(84)	$3,264
(a)	The amortized cost for debt securities for which an OTTI was recorded prior to January 1, 2009 was adjusted for the pretax cumulative effect adjustment recorded under new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and illiquidity. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related. There are no unrealized OTTI losses on debt securities held to maturity.

The following table presents gross unrealized loss and fair value of securities available for sale at June 30, 2009 and December 31, 2008. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the cost basis. The table includes debt securities where a portion of OTTI has been recognized in accumulated other comprehensive income (loss). The gross unrealized loss on debt securities held to maturity was $20 million at June 30, 2009 and $84 million at December 31, 2008.

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2009
Securities available for sale
Debt securities
US Treasury and government agencies	$(96)	$4,719			$(96)	$4,719
Residential mortgage-backed
Agency	(66)	6,287	$(3)	$99	(69)	6,386
Non-Agency	(75)	347	(3,176)	7,246	(3,251)	7,593
Commercial mortgage-backed
Agency	(8)	494			(8)	494
Non-Agency	(105)	513	(435)	3,112	(540)	3,625
Asset-backed	(41)	380	(501)	925	(542)	1,305
State and municipal	(5)	141	(67)	290	(72)	431
Other debt	(4)	267	(9)	130	(13)	397
Total	$(400)	$13,148	$(4,191)	$11,802	$(4,591)	$24,950

December 31, 2008
Securities available for sale
Debt securities
Residential mortgage-backed
Agency	$(1)	$49	$(7)	$188	$(8)	$237
Non-Agency	(1,774)	3,570	(2,601)	3,683	(4,375)	7,253
Commercial mortgage-backed	(482)	2,207	(377)	1,184	(859)	3,391
Asset-backed	(102)	523	(344)	887	(446)	1,410
State and municipal	(56)	370	(20)	26	(76)	396
Other debt	(11)	185	(4)	8	(15)	193
Total	$(2,426)	$6,904	$(3,353)	$5,976	$(5,779)	$12,880

Evaluating Investments for Other-than-Temporary Impairments

On at least a quarterly basis, we conduct a comprehensive security-level assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, which was amended by the FASB and adopted by PNC in the first quarter of 2009, an OTTI loss must be recognized for a debt security in an unrealized loss position if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if we do not expect to sell the security, we must evaluate the expected cash flows to be received to determine if we believe a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive loss. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that we will not recover the amortized cost basis, taking into consideration the estimated recovery period and our ability to hold the equity security until recovery, OTTI is recognized.

The security-level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. Our process and methods have evolved as market conditions have deteriorated and as more research and other analyses have become available. We expect that our process and methods will continue to evolve. Our assessment considers the security structure, recent security collateral performance metrics, our judgment and expectations of future performance, and relevant industry research and analysis. We also consider the severity of the impairment and the length of time the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Balance Sheet Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

For debt securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The paragraphs below describe our process for identifying credit impairment for the security types with the most significant losses and the key assumptions used in our estimate of the present value of the cash flows most likely to be collected from these investments.

Non-Agency Residential Mortgage-Backed Securities and Asset-Backed Securities Collateralized by First-Lien and Second-Lien Residential Mortgage Loans

To measure credit losses for these securities, we compile relevant collateral details and performance statistics on a security-by-security basis. The securities are then processed through a series of pre-established filters that include minimum thresholds for external credit ratings, the ratio of delinquencies to current credit enhancement, market price and whether the respective tranche incurs a loss using a third party loss model.

Securities not passing all of the filters are subjected to further analysis. We develop assumptions for prepayment rate, a delinquency default multiplier, and loss severity for securities grouped by security type, based on the underlying collateral characteristics, and vintage. We also consider actual recent collateral performance and security structuring (e.g., cross-subordination that may not be adequately addressed in the standard analysis). The resulting projections of future performance and cash flows of the underlying collateral are then allocated to each security within the securitization structure. Based on the results of the cash flow analysis, we determined whether it is likely we will recover the amortized cost basis of our security.

During the first six months of 2009, we recognized credit-related OTTI charges of $290 million on 63 non-agency residential mortgage-backed securities and 10 asset-backed securities (those collateralized by first- and second-lien residential mortgage loans). This amount includes credit-related OTTI charges of $154 million on 63 non-agency residential mortgage-backed securities and 10 asset-backed securities recognized during the second quarter, as all positions for which credit losses were taken in the first quarter of 2009 were further impaired in the second quarter of 2009. The noncredit portion of these impairments totaled $298 million and $835 million for the second quarter and first six months of 2009, respectively, and were recorded in other comprehensive income (loss).

Commercial Mortgage-Backed Securities

Credit losses on these securities are measured using property- level cash flow projections and forward-looking property valuations. Cash flows are projected using a detailed analysis of net operating income (NOI) by property type which, in turn, is based on the analysis of NOI performance over the past several business cycles combined with PNC’s economic outlook for the current cycle. Loss severities are based on property price projections, which are calculated using capitalization rate projections. The capitalization rate projections are based on a combination of historical capitalization rates and expected capitalization rates implied by current market activity and our outlook.

Securities exhibiting weaker performance within the model are subject to further analysis. This analysis is performed at the loan level, and includes assessing local market conditions, reserves, occupancy, rent rolls and master/special servicer details.

Credit losses on commercial mortgage-backed securities are measured by applying relevant fundamental data on a loan by loan basis. Loan performance in each deal is driven by property cash flow and valuation expectations.

Securities exhibiting weaker performance within the model are subjected to further analysis. This analysis is done at the loan level, beginning with those that underperform based upon the cash flow and valuation expectations that were applied. This analysis includes examining local market forces, reserves, occupancy, rent rolls and master/special servicer details.

During the first six months of 2009, we recognized credit-related OTTI charges of $6 million on nine commercial mortgage-backed securities, including credit-related OTTI charges of $1 million on six commercial mortgage-backed securities during the second quarter. There were no noncredit losses for these securities for the second quarter and first six months of 2009.

During the second quarter and first six months of 2009, the OTTI losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of Credit-Related OTTI Losses Recognized in Earnings

In millions	Three months ended June 30, 2009	Six months ended June 30, 2009
Available for sale securities:
Non-Agency residential mortgage-backed	$(131)	$(248)
Commercial mortgage-backed	(1)	(6)
Asset-backed	(23)	(42)
Other debt		(4)
Marketable equity securities		(4)
Total	$(155)	$(304)

The total noncredit portion of these impairments totaled $298 million and $835 million for the three- and six-months ended June 30, 2009, respectively, and were included in accumulated other comprehensive income (loss).

The following table presents a rollforward of the cumulative credit-related OTTI losses recognized in earnings for all debt securities:

Rollforward of Cumulative Credit-Related OTTI Losses Recognized in Earnings

For the three months ended June 30, 2009 In millions	Non-Agency residential mortgage- backed	Commercial mortgage- backed	Asset-backed	Other debt	Total
March 31, 2009	$153	$5	$52	$4	$214
Loss where impairment was not previously recognized	37	1	16		54
Additional loss where credit impairment was previously recognized	94		7		101
June 30, 2009	$284	$6	$75	$4	$369

For the six months ended June 30, 2009 In millions	Non-Agency residential mortgage- backed	Commercial mortgage- backed	Asset-backed	Other debt	Total
December 31, 2008	$35		$34		$69
Loss where impairment was not previously recognized	155	$6	34	$4	199
Additional loss where credit impairment was previously recognized	94		7		101
June 30, 2009	$284	$6	$75	$4	$369

Information relating to securities gains and losses is set forth in the following table.

Gains on Sales of Securities

Six months ended June 30 In millions	Proceeds	Gross Gains	Tax Expense
2009	$7,993	$238	$83
2008	3,506	49	17

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $21.7 billion at June 30, 2009 and $22.5 billion at December 31, 2008. The pledged securities include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $1.8 billion at June 30, 2009 and $1.6 billion at December 31, 2008 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $518 million was repledged to others at June 30, 2009 and $461 million was repledged to others at December 31, 2008.

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2009.

Contractual Maturity Of Debt Securities

June 30, 2009 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$15	$2,084	$2,906	$366	$5,371
Residential mortgage-backed
Agency	87	220	1,492	20,152	21,951
Non-Agency			50	11,958	12,008
Commercial mortgage-backed
Agency		19	774	244	1,037
Non-Agency		37		4,161	4,198
Asset-backed		72	464	1,395	1,931
State and municipal	70	177	166	961	1,374
Other debt	13	1,358	171	33	1,575
Total debt securities available for sale	$185	$3,967	$6,023	$39,270	$49,445
Fair value	$186	$3,977	$5,972	$35,454	$45,589
Weighted-average yield, GAAP basis	4.67%	3.30%	3.88%	4.99%	4.77%
SECURITIES HELD TO MATURITY
Commercial mortgage-backed (non-Agency)		$134	$38	$1,834	$2,006
Asset-backed	$61	1,594	142	152	1,949
Other debt				9	9
Total debt securities held to maturity	$61	$1,728	$180	$1,995	$3,964
Fair value	$61	$1,812	$196	$2,085	$4,154
Weighted-average yield, GAAP basis	5.32%	4.25%	4.39%	5.20%	4.75%

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of Agency mortgage-backed securities was 4.2 years, of non-Agency mortgage-backed securities was 5.3 years, of commercial mortgage-backed securities was 3.1 years and of asset-backed securities was 3 years at June 30, 2009. Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

NOTE 8 FAIR VALUE

Fair Value Measurement

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability on the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below.

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities may include debt securities, equity securities and listed derivative contracts that are traded in an active exchange market and certain US Government agency securities that are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the asset or liability. Level 2 assets and liabilities may include debt securities, equity securities and listed derivative contracts with quoted prices that are traded in markets that are not active, and certain debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs. This category generally includes agency residential and commercial mortgage-backed debt securities, asset-backed securities, corporate debt securities, residential mortgage loans held for sale, and derivative contracts.

Level 3

Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain available for sale securities, commercial mortgage loans held for sale, private equity investments, trading securities, residential mortgage servicing rights, BlackRock Series C Preferred Stock and financial derivative contracts. The available for sale and trading securities within Level 3 include non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, auction rate securities, certain private-issuer asset-backed securities and corporate debt securities. Nonrecurring items, primarily certain nonaccrual and other loans held for sale, commercial mortgage servicing rights, equity investments and other assets are also included in this category.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow. The assets and liabilities acquired from National City are included as of and for the six months ended June 30, 2009 but were excluded as of December 31, 2008, the acquisition date.

Fair Value Measurements—Summary

	June 30, 2009				December 31, 2008 (j)
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$4,528	$27,209	$14,268	$46,005	$347	$21,633	$4,837	$26,817
Financial derivatives (a)	10	4,509	125	4,644	16	5,582	125	5,723
Residential mortgage loans held for sale (b)		2,885		2,885
Trading securities (c)	888	911	126	1,925	89	529	73	691
Residential mortgage servicing rights (d)			1,459	1,459			6	6
Commercial mortgage loans held for sale (b)			1,179	1,179			1,400	1,400
Equity investments	1		1,160	1,161			571	571
Customer resale agreements (e)		1,047		1,047		1,072		1,072
Loans (f)		72		72
Other assets (g)		175	405	580		144		144
Total assets	$5,427	$36,808	$18,722	$60,957	$452	$28,960	$7,012	$36,424
Liabilities
Financial derivatives (h)	$5	$3,843	$203	$4,051	$2	$4,387	$22	$4,411
Trading securities sold short (i)	569	94		663	182	207		389
Other liabilities		5		5		9		9
Total liabilities	$574	$3,942	$203	$4,719	$184	$4,603	$22	$4,809
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(c)	Included in trading securities on the Consolidated Balance Sheet. Fair value includes net unrealized gains of $23 million at June 30, 2009 compared with net unrealized losses of $28 million at December 31, 2008.
(d)	Included in other intangible assets on the Consolidated Balance Sheet.
(e)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option for this item.
(f)	Included in loans on the Consolidated Balance Sheet. PNC has elected the fair value option for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(g)	Includes BlackRock Series C Preferred Stock.
(h)	Included in other liabilities on the Consolidated Balance Sheet.
(i)	Included in other borrowed funds on the Consolidated Balance Sheet. These are all debt securities.
(j)	Excludes assets and liabilities associated with the acquisition of National City.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and six months ended June 30, 2009 and 2008 follow.

Three months ended June 30, 2009 and June 30, 2008

Level 3 Instruments Only In millions	Securities available for sale	Financial derivatives	Trading securities	Residential mortgage servicing rights	Commercial mortgage loans held for sale (b)	Equity investments	Other assets	Total assets	Total liabilities (c)
March 31, 2009	$14,429	$175	$112	$1,052	$1,245	$1,135	$310	$18,458	$101
Total realized/unrealized gains or losses (a) :
Included in earnings (*)	(155)	(52)	6	417	(20)	(14)	97	279	94
Included in other comprehensive income	295						(1)	294	7
Purchases, issuances, and settlements, net	(301)	1	15	(10)	(46)	40	(1)	(302)	1
Transfers into Level 3, net		1	(7)			(1)		(7)
June 30, 2009	$14,268	$125	$126	$1,459	$1,179	$1,160	$405	$18,722	$203
(*) Attributable to unrealized gains or losses related to assets or liabilities held at June 30, 2009:	$(155)	$(50)	$4	$408	$(19)	$(6)	$97	$279	$94

	Securities available for sale	Financial derivatives	Trading securities	Commercial mortgage loans held for sale (b)	Equity investments	Other assets	Total assets	Total liabilities (c)
March 31, 2008	$233	$90		$2,068	$545	$4	$2,940	$239
Total realized/unrealized gains or losses (a):
Included in earnings (**)		(10)		(50)	(8)		(68)	(96)
Included in other comprehensive income	(4)						(4)
Purchases, issuances, and settlements, net	428	5		(414)	35	4	58	11
Transfers into Level 3, net	497		$30				527
June 30, 2008	$1,154	$85	$30	$1,604	$572	$8	$3,453	$154
(**) Attributable to unrealized gains or losses related to assets or liabilities held at June 30, 2008:		$(4)		$(27)	$(15)		$(46)	$(17)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	We elected the fair value option for this item.
(c)	Comprised entirely of financial derivatives.

Six months ended June 30, 2009 and June 30, 2008

Level 3 Instruments Only In millions	Securities available for sale	Financial derivatives	Trading securities	Residential mortgage servicing rights	Commercial mortgage loans held for sale (b)	Equity investments	Other assets	Total assets	Total liabilities (c)
December 31, 2008	$4,837	$125	$73	$6	$1,400	$571		$7,012	$22
National City acquisition	1,063	35	32	1,019	1	610	$40	2,800	16
January 1, 2009	5,900	160	105	1,025	1,401	1,181	40	9,812	38
Total realized/unrealized gains or losses (a):
Included in earnings (*)	(299)	110	(1)	419	(78)	(79)	167	239	155
Included in other comprehensive income	808						(12)	796	1
Purchases, issuances, and settlements, net	(317)	(149)	25	15	(144)	59	210	(301)	9
Transfers into Level 3, net	8,176	4	(3)			(1)		8,176
June 30, 2009	$14,268	$125	$126	$1,459	$1,179	$1,160	$405	$18,722	$203
(*) Attributable to unrealized gains or losses related to assets or liabilities held at June 30, 2009:	$(299)	$9		$403	$(72)	$(74)	$167	$134	$158

	Securities available for sale	Financial derivatives	Trading securities	Commercial mortgage loans held for sale (b)	Equity investments	Other assets	Total Assets	Total liabilities (c)
December 31, 2007	$285	$130		$2,018	$568	$4	$3,005	$326
Impact of FASB ASC 820 and FASB ASC 825-10 adoption		2		2			4
January 1, 2008	285	132		2,020	568	4	3,009	326
Total realized/unrealized gains or losses (a):
Included in earnings (**)		(41)		(180)	17		(204)	(165)
Included in other comprehensive income	(58)						(58)
Purchases, issuances, and settlements, net	430	(6)		(236)	(13)	4	179	(7)
Transfers into Level 3, net	497		$30				527
June 30, 2008	$1,154	$85	$30	$1,604	$572	$8	$3,453	$154
(**) Attributable to unrealized gains or losses related to assets or liabilities held at June 30, 2008:		$(38)		$(157)			$(195)	$(45)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	We elected the fair value option for this item.
(c)	Comprised entirely of financial derivatives.

Net gains (realized and unrealized) relating to Level 3 assets and liabilities were $84 million for the first six months of 2009 compared with net losses of $39 million for the comparable period of 2008. The net gains (realized and unrealized) for the second quarter of 2009 were $185 million compared with $28 million for second quarter 2008. These amounts included net unrealized losses of $24 million and net unrealized gains of $185 million, respectively, for the 2009 periods. The comparable losses for the 2008 periods were $150 million and $29 million, respectively. These amounts were included in noninterest income in the Consolidated Income Statement.

During the first six months of 2009, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $8.2 billion. These primarily related to non-agency residential and commercial mortgage-backed securities where management determined that the volume and level of market activity for these assets had significantly decreased. The lack of relevant market activity for these securities resulted in management incorporating the use of a discounted cash flow technique that includes assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty, that are based on both observable and unobservable inputs. We used the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes, to establish the fair value that management believes is most representative under current market conditions. Other Level 3 assets include commercial mortgage loans held for sale, certain equity securities, auction rate securities, corporate debt securities, trading securities, certain private-issuer asset-backed securities, private equity investments, residential mortgage servicing rights and other assets.

Details of available for sale and trading securities measured at fair value on a recurring basis follow.

Fair Value Measurements—Available for sale and trading securities

	June 30, 2009
In millions	Level 1	Level 2	Level 3	Total Fair Value
Available for sale securities
US Treasury and government agencies	$4,293	$990		$5,283
Residential mortgage-backed:
Agency		22,280	$5	22,285
Non-Agency			9,014	9,014
Commercial mortgage-backed:
Agency		1,037		1,037
Non-Agency			3,658	3,658
Asset-backed		192	1,212	1,404
State and municipal		1,059	276	1,335
Other debt		1,520	53	1,573
Total debt securities	4,293	27,078	14,218	45,589
Corporate stocks and other	235	131	50	416
Total securities available for sale	$4,528	$27,209	$14,268	$46,005
Trading securities
Debt	$842	$873	$97	$1,812
Equity	46	38	29	113
Total trading securities	$888	$911	$126	$1,925

Detailed reconciliations of available for sale and trading securities measured at fair value on a recurring basis using Level 3 inputs for the three months and six months ended June 30, 2009 follow.

Three months ended June 30, 2009

Level 3 Instruments Only In millions	Residential mortgage- backed agency	Residential mortgage- backed non-agency	Commercial mortgage- backed non-agency	Asset- backed	State and municipal	Other debt	Corporate stocks and other	Total available for sale securities	Trading securities debt	Trading securities equity
March 31, 2009	$6	$9,281	$3,428	$1,319	$291	$51	$53	$14,429	$87	$25
Total realized/unrealized gains or losses:
Included in earnings (*)		(131)	(1)	(23)				(155)	3	3
Included in other comprehensive income	(1)	103	274	(79)	1		(3)	295
Purchases, issuances, and settlements, net		(239)	(43)	(5)	(16)	2		(301)	12	3
Transfers into Level 3, net									(5)	(2)
June 30, 2009	$5	$9,014	$3,658	$1,212	$276	$53	$50	$14,268	$97	$29
(*) Amounts attributable to unrealized gains or losses related to available for sale and trading securities held at June 30, 2009:		$(131)	$(1)	$(23)				$(155)	$3	$1

Six months ended June 30, 2009

Level 3 Instruments Only In millions	Residential mortgage- backed agency	Residential mortgage- backed non-agency	Commercial mortgage- backed non-agency	Asset- backed	State and municipal	Other debt	Corporate stocks and other	Total available for sale securities	Trading securities debt	Trading securities equity
December 31, 2008		$3,304	$337	$833	$271	$34	$58	$4,837	$56	$17
National City acquisition	$7	899		59	50	48		1,063	26	6
January 1, 2009	7	4,203	337	892	321	82	58	5,900	82	23
Total realized/unrealized gains or losses:
Included in earnings (**)		(248)	(6)	(42)		(3)		(299)	(2)	1
Included in other comprehensive income	(2)	583	325	(92)	3	(3)	(6)	808
Purchases, issuances, and settlements, net		(214)	(44)	(12)	(22)	(23)	(2)	(317)	22	3
Transfers into Level 3, net		4,690	3,046	466	(26)			8,176	(5)	2
June 30, 2009	$5	$9,014	$3,658	$1,212	$276	$53	$50	$14,268	$97	$29
(**) Amounts attributable to unrealized gains or losses related to available for sale and trading securities held at June 30, 2009:		$(248)	$(6)	$(42)		$(3)		$(299)	$2	(2)

Interest income earned from trading securities totaled $25 million for the first six months of 2009 and $75 million in the first six months of 2008. For the second quarter of 2009 and 2008, interest income related to trading securities totaled $15 million and $31 million, respectively. These amounts are included in other interest income in the Consolidated Income Statement.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans and loans held for sale represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or based on an observable market price, which often results in significant management assumptions and input with respect to the determination of fair value. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial mortgage servicing rights reflect an impairment of certain strata of these assets at December 31, 2008 and recovery of both strata during the first half of 2009. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates on servicing revenue and costs, discount rates and prepayment speeds. Annually, this model is subject to an internal review process to validate controls and model results.

Fair Value Measurements—Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2009	December 31 2008	June 30 2009	June 30 2008	June 30 2009	June 30 2008
Assets
Nonaccrual loans	$603	$250	$(181)		$(249)	$(26)
Loans held for sale	14	101	3		(2)	(8)
Equity investment	228	75	(12)	$(26)	(55)	(26)
Commercial mortgage servicing rights (b)		560
Other intangible assets	2
Other assets	119		(25)		(41)
Total assets	$966	$986	$(215)	$(26)	$(347)	$(60)
(a)	All Level 3.
(b)	No strata at fair value at June 30, 2009 and two strata at December 31, 2008.

Fair Value Option

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans held for sale at fair value. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. It also eliminates the requirements of hedge accounting under GAAP. At origination, these loans were intended for securitization. As such, a synthetic securitization methodology was used historically to value the loans and the related unfunded commitments on an aggregate basis based upon current commercial mortgage-backed securities (CMBS) market structures and conditions. Due to inactivity in the CMBS securitization market in 2008 and 2009, we determine the fair value of commercial mortgage loans held for sale by using a whole loan methodology. Fair value is determined using assumptions that management believes a market participant would use in pricing the loans. When available, valuation assumptions included observable inputs based on whole loan sales in the quarter. Adjustments are made to these assumptions to account when uncertainties exist, including market conditions and liquidity. Based on the significance of unobservable inputs, we classified this portfolio as Level 3. Credit risk was included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace.

At June 30, 2009, commercial mortgage loans held for sale for which the fair value option had been elected had an aggregate fair value of $1.2 billion and an aggregate outstanding principal balance of $1.4 billion. The comparable amounts at December 31, 2008 were $1.4 billion and $1.6 billion, respectively.

Interest income on these loans is recorded as earned and reported in the Consolidated Income Statement in the caption Interest Income – Other. Net losses resulting from changes in fair value of these loans of $78 million in the first six months of 2009, including the second quarter of $20 million, and $180 million for the first six months of 2008, including the second quarter of $50 million, were recorded in other noninterest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the first six months and second quarter of 2009 and the first six months and second quarter of 2008 were not material. The changes in fair value of these loans were partially offset by changes in the fair value of the related financial derivatives that economically hedged these loans.

Residential Mortgage Loans Held for Sale

We have elected to account for certain residential mortgage loans originated for sale at fair value on a recurring basis. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2. At June 30, 2009, residential mortgage loans held for sale for which the fair value option had been elected had an aggregate fair value and an outstanding principal balance of $2.9 billion. At December 31, 2008, these loans were acquired with National City and were valued at fair value pursuant to FASB ASC 805-10 (SFAS 141). Certain of these loans have been subsequently reclassified to portfolio loans. At June 30, 2009, residential mortgage loans held in portfolio had an aggregate fair value of $53 million and an aggregate outstanding principal balance of $66 million.

Customer Resale Agreements and Bank Notes

We have elected to account for structured resale agreements and structured bank notes at fair value, which are economically hedged using free-standing financial derivatives.

The fair value for structured resale agreements and structured bank notes is determined using a model which includes observable market data as inputs such as interest rates. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market related data. Changes in fair value due to instrument-specific credit risk for both the first six months and second quarter of 2009 and the first six months and second quarter of 2008 were not material. At June 30, 2009, structured resale agreements with an aggregate fair value of $1.0 billion were included in federal funds sold and resale agreements on our Consolidated Balance Sheet. The aggregate outstanding principal balance at June 30, 2009 was $980 million. The comparable amounts at December 31, 2008 were $1.1 billion and $980 million, respectively. Interest income on structured resale agreements is reported in the Consolidated Income Statement in the caption Interest Income – Other.

BlackRock Series C Preferred Stock

Effective February 27, 2009, we elected to account for the approximately 2.9 million shares of the BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. The Series C Preferred Stock will serve as an economic hedge of the BlackRock LTIP liability that is accounted for as a derivative.

The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the LTIP obligation. The aggregate fair value at June 30, 2009 was $367 million.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option—Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2009	June 30 2008	June 30 2009	June 30 2008
Assets
Customer resale agreements	$(18)	$(32)	$(25)	$(3)
Commercial mortgage loans held for sale	(20)	(50)	(78)	(180)
Residential mortgage loans held for sale	129		248
Residential mortgage loans – portfolio	(1)		(4)
BlackRock Series C Preferred Stock	95		156
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option for June 30, 2009 and December 31, 2008 follow.

Fair Value Option—Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2009
Customer resale agreements	$1,047	$980	$67
Residential mortgage loans held for sale
Performing loans	2,844	2,831	13
Loans 90 days or more past due	39	45	(6)
Nonaccrual loans	2	3	(1)
Total	2,885	2,879	6
Commercial mortgage loans held for sale
Performing loans	1,147	1,386	(239)
Nonaccrual loans	32	43	(11)
Total	1,179	1,429	(250)
Residential mortgage loans – portfolio
Performing loans	25	28	(3)
Loans 90 days or more past due	23	26	(3)
Nonaccrual loans	5	12	(7)
Total	$53	$66	$(13)
December 31, 2008 (a)
Customer resale agreements	$1,072	$980	$92
Commercial mortgage loans held for sale
Performing loans	1,376	1,572	(196)
Nonaccrual loans	24	27	(3)
Total	$1,400	$1,599	$(199)
(a)	Excludes assets and liabilities associated with the acquisition of National City.

FAIR VALUE OF FINANCIAL INSTRUMENTS (FASB ASC 825-10-50)

	June 30, 2009 (a)		December 31, 2008 (a)
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$17,461	$17,461	$23,171	$23,171
Trading securities	1,925	1,925	1,725	1,725
Investment securities	49,969	50,159	43,473	43,406
Loans held for sale	4,662	4,701	4,366	4,366
Net loans (excludes leases)	154,349	149,837	165,112	162,159
Other assets	4,780	4,780	4,282	4,282

Mortgage and other loan servicing rights	2,354	2,460	1,890	1,899
Financial derivatives
Fair value hedges	829	829	889	889
Cash flow hedges	11	11	527	527
Free-standing derivatives	3,804	3,804	7,088	7,088

Liabilities
Demand, savings and money market deposits	127,017	127,017	116,946	116,946
Time deposits	63,422	63,603	75,919	76,205
Borrowed funds	45,167	44,513	52,872	53,063
Financial derivatives
Fair value hedges	9	9	1	1
Cash flow hedges	195	195
Free-standing derivatives	3,847	3,847	6,057	6,057
Unfunded loan commitments and letters of credit	317	317	338	338
(a)	Amounts include National City.

The aggregate fair values in the table above do not represent the underlying market value of PNC as the table excludes the following:

•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

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

SECURITIES

Securities include both the investment securities and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately 50% of our positions are valued using prices obtained from pricing services provided by the Barclay’s Capital Index, formerly known as the Lehman Index, and Interactive Data Corp. (IDC), and for approximately 30% or more of our positions, we use prices obtained from the pricing services as an input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations.

NET LOANS AND LOANS HELD FOR SALE

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. For revolving home equity loans and commercial credit lines, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. Non-accrual loans are valued at their estimated recovery value. Refer to the Fair Value Option section of this Note 8 regarding the fair value of commercial mortgage loans held for sale. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. For residential loans that are not actively traded, fair value is estimated based on the discounted value of expected cash net flows incorporating assumptions about prepayment and credit losses. Loans are presented net of the allowance for loan and lease losses.

OTHER ASSETS

Other assets as shown in the accompanying table include the following:

•	noncertificated interest-only strips,
•	FHLB and FRB stock,
•	equity investments carried at cost and fair value, and
•	private equity investments carried at fair value.

Investments accounted for under the equity method, including our investment in BlackRock, are not included in the accompanying table.

The carrying amounts of private equity investments are recorded at fair value. The valuation procedures applied to direct investments include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sales transactions with third parties, or the pricing used to value the entity in a recent financing transaction. We value indirect investments in private equity funds based on the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided value are made when available recent investment portfolio company or market information indicates a significant change in value from that provided by the general partner.

Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The aggregate carrying value of our equity investments carried at cost and FHLB and FRB stock was $3.0 billion at

June 30, 2009 and $3.1 billion as of December 31, 2008, both of which approximate fair value at each date.

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

For commercial mortgage loan servicing assets, key valuation assumptions at June 30, 2009 and December 31, 2008 included prepayment rates ranging from 5% – 17% and discount rates ranging from 7% – 9% for both periods, which resulted in an estimated fair value of $1.0 billion and $873 million, respectively.

For residential mortgage servicing assets, key assumptions at June 30, 2009 were a weighted average constant prepayment rate of 21.11%, weighted average life of 3.9 years and a discount rate, calculated as the spread over forward interest rate swap rates, of 11.70%, resulting in a fair value of $1.5 billion. The comparable amounts for December 31, 2008 were a weighted average constant prepayment rate of 33.04%, weighted average life of 2.3 years and a discount rate of 6.37%, resulting in a fair value of $1.0 billion.

CUSTOMER RESALE AGREEMENTS

Refer to the Fair Value Option section of this Note 8 regarding the fair value of Customer Resale Agreements and Bank Notes.

DEPOSITS

The carrying amounts of noninterest-bearing demand and interest-bearing money market and savings deposits approximate fair values. For time deposits, which include foreign deposits, fair values are estimated based on the discounted value of expected net cash flows assuming current interest rates.

BORROWED FUNDS

The carrying amounts of Federal funds purchased, commercial paper, repurchase agreements, proprietary trading short positions, cash collateral, other short-term borrowings, acceptances outstanding and accrued interest payable are considered to be their fair value because of their short-term nature. For all other borrowed funds, fair values are estimated primarily based on dealer quotes.

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

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill and other intangible assets during the first six months of 2009 follow:

Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
January 1, 2009	$8,868	$930	$1,890
Additions/adjustments:
National City acquisition	349	517	10
Mortgage and other loan servicing rights			493
BlackRock	(11)
Impairment (charge) reversal		(1)	29
Amortization		(123)	(61)
June 30, 2009	$9,206	$1,323	$2,361

An interim impairment test of goodwill was performed during the first quarter of 2009. This test did not result in any impairment. Changes in goodwill by business segment during the first six months of 2009 follow:

Goodwill

In millions	January 1 2009	Additions/ Adjustments	June 30 2009
Retail Banking	$5,968	$(915)	$5,053
Corporate & Institutional Banking	1,609	913	2,522
Global Investment Servicing	1,233	2	1,235
BlackRock	44	(11)	33
Asset Management Group	14		14
Other (a)		349	349
Total	$8,868	$338	$9,206
(a)	Represents goodwill recognized during the second quarter of 2009 related to the National City acquisition which has not yet been allocated to the other business segments. This allocation is expected to be completed in the third quarter of 2009 pending completion of the appropriate distribution basis methodology.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at the date of acquisition becomes available.

As of June 30, 2009, goodwill totaling $349 million has been recognized in connection with the National City acquisition. We are still awaiting and evaluating further information regarding pre-acquisition contingencies, including legal claims and other legal matters, and the finalization of restructuring plans and asset divestitures related to the National City acquisition. Therefore, in accordance with GAAP, further modifications to the purchase price allocation may occur, resulting in the recognition of goodwill and liabilities in future periods.

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We adjust goodwill when BlackRock repurchases its shares at an amount greater (or less) than book value per share which results in an increase (or decrease) in our percentage ownership interest.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	June 30 2009	December 31 2008
Customer-related and other intangibles
Gross carrying amount	$1,808	$1,291
Accumulated amortization	(485)	(361)
Net carrying amount	$1,323	$930
Mortgage and other loan servicing rights
Gross carrying amount	$2,785	$2,286
Valuation allowance		(35)
Accumulated amortization	(424)	(361)
Net carrying amount	$2,361	$1,890
Total	$3,684	$2,820

During the first six months of 2009, adjustments were made to the estimated fair values of assets acquired and liabilities assumed as part of the National City acquisition. This resulted in the recognition of $517 million of core deposit and other relationship intangibles at June 30, 2009. As of December 31, 2008, the values of these intangibles had been reduced by the allocation of negative goodwill.

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 14 years, with a weighted-average remaining useful life of approximately 11 years.

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2009	2008
January 1	$864	$694
Additions	60	41
Acquisition adjustment	(7)	(3)
Impairment reversal	35
Amortization expense	(57)	(51)
June 30	$895	$681

We recognize as another intangible asset the right to service mortgage loans for others. Commercial mortgage servicing rights are purchased in the open market and originated when loans are sold with servicing retained. Commercial mortgage servicing rights are initially recorded at fair value. These rights are subsequently measured using the amortization method. Accordingly, the commercial mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income over a period of 5 to 10 years.

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

Changes in the residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights (a)

In millions	2009
January 1	$1,008
Additions:
From loans sold with servicing retained	173
Changes in fair value due to:
Time and payoffs (b)	(158)
Purchase accounting adjustments	17
Other (c)	419
June 30	$1,459
Unpaid principal balance of loans serviced for others at June 30	$161,849
(a)	The balance at January 1, 2008 and June 30, 2008 was $4 million and $8 million, respectively, and the unpaid principal balance of loans serviced for others at June 30, 2008 was $804 million.
(b)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.
(c)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

We recognize mortgage servicing right assets on residential real estate loans when we retain the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. Mortgage servicing rights are subject to declines in value principally from actual or expected prepayment of the underlying loans and defaults. We manage this risk by economically hedging the fair value of mortgage servicing rights with securities and derivative instruments which are expected to increase in value when the value of mortgage servicing rights declines.

The fair value of residential mortgage servicing rights is estimated by using third party software with internal valuation assumptions. The software calculates the present value of estimated future net servicing cash flows considering estimates on servicing revenue and costs, discount rates, prepayment speeds and future mortgage rates.

Revenue from mortgage and other loan servicing generated contractually specified servicing fees, net interest income from servicing portfolio deposit balances, and ancillary fees totaling $408 million for the first six months of 2009 and $95 million for the first six months of 2008. Comparable amounts for the second quarter of 2009 and the second quarter of 2008 were $204 million and $52 million, respectively. We also generate servicing revenue from fee-based activities provided to others.

Amortization expense on intangible assets for the first six months of 2009 was $155 million and $100 million for the first six months of 2008. Amortization expense on existing intangible assets for 2009 through 2014 is estimated to be as follows:

•	Remainder of 2009: $170 million,
•	2010: $296 million,
•	2011: $261 million,
•	2012: $263 million,
•	2013: $235 million, and
•	2014: $205 million.

NOTE 10 LOAN SALES AND SECURITIZATIONS

Loan Sales

We sell residential and commercial mortgage loans to government-sponsored enterprises (“GSEs”) and in certain instances to other third-party investors. The GSEs, such as Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market. Generally, we do not retain any interest in the transferred loans other than mortgage servicing rights. Refer to Note 9 Goodwill and Other Intangible Assets for further discussion on our residential and commercial mortgage servicing rights assets. During the first six months of 2009, residential and commercial mortgage loans sold totaled $12.0 billion and $3.4 billion, respectively. During the second quarter of 2009, residential and commercial mortgage loans sold totaled $5.7 billion and $1.6 billion, respectively.

During the first six months of 2008, commercial mortgage loans sold totaled $1.8 billion, including $1.1 billion during the second quarter. There were no residential mortgage loans sales in the first six months of 2008 as these activities were obtained through our acquisition of National City.

Our continuing involvement in these loan sales consists primarily of servicing and limited repurchase obligations for loan and servicer breaches in representations and warranties. Generally, we hold a cleanup call repurchase option for loans sold with servicing retained to the other third-party investors. In certain circumstances as servicer, we advance principal and interest payments to the GSEs and other third-party investors and also may make collateral protection advances. Our risk of loss in these servicing advances has historically been minimal.

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

In addition, for certain loans sold to GNMA and FNMA, we hold an option to repurchase individual delinquent loans that meet certain criteria. Without prior authorization from these GSEs, this option gives PNC the ability to repurchase the delinquent loan at par. Under FASB ASC 860-10, once we have the unilateral ability to repurchase the delinquent loan, effective control over the loan has been regained and we are required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of our intent to repurchase the loan. At June 30, 2009 and December 31, 2008, the balance of our repurchase option asset and liability totaled $1.1 billion and $476 million, respectively.

Securitizations

In securitizations, loans are typically transferred to a qualifying special purpose entity (“QSPE”) that is demonstrably distinct from the transferor to transfer the risk from our Consolidated Balance Sheet. A QSPE is a bankruptcy-remote trust allowed to perform only certain passive activities. In addition, these entities are self-liquidating and in certain instances are structured as Real Estate Mortgage Investment Conduits (“REMICs”) for tax purposes. The QSPEs are generally financed by issuing certificates for various levels of senior and subordinated tranches. QSPEs are exempt from consolidation under the provisions of FASB ASC 810-10, provided certain conditions are met. However, see Note 1 Accounting Policies regarding recently issued accounting guidance which could impact the accounting for these QSPEs effective January 1, 2010.

Our securitization activities were primarily obtained through our acquisition of National City. Credit card receivables, automobile, and residential mortgage loans were securitized through QSPEs sponsored by National City. These QSPEs were financed primarily through the issuance and sale of beneficial interests to independent third parties and are not consolidated on our balance sheet. Consolidation of these QSPEs could occur if circumstances or events subsequent to the securitization transaction dates would cause the entities to lose their “qualified” status. No such events have occurred.

Qualitative and quantitative information about the securitization QSPEs and our retained interests in these transactions follow. Refer to our 2008 Form 10-K for discussion of our continuing involvement in these transactions.

The following summarizes the assets and liabilities of the securitization QSPEs at June 30, 2009 and December 31, 2008.

June 30, 2009				December 31, 2008
(In millions)	Credit Card	Automobile	Mortgage	Credit Card	Automobile	Mortgage
Assets (a)	$2,014	$144	$265	$2,129	$250	$319
Liabilities	1,824	144	265	1,824	250	319
(a)	Represents period-end outstanding principal balances of loans transferred to the securitization QSPEs.

Credit Card Loans

Retained interests in the credit card securitizations consist of seller’s interest, an interest-only strip, and securities issued by the credit card securitization QSPE. Seller’s interest is recognized in portfolio loans on the Consolidated Balance Sheet and totaled approximately $198 million at June 30, 2009 and $315 million at December 31, 2008. The interest-only strips are recognized in other assets on the Consolidated Balance Sheet and totaled approximately $16 million at June 30, 2009 and $20 million at December 31, 2008. The asset-backed securities are recognized in investment securities on the Consolidated Balance Sheet and totaled approximately $26 million at June 30, 2009 and $25 million at December 31, 2008. These retained interests represent the maximum exposure to loss associated with our involvement in these securitizations.

In July 2009, our National City Bank (“NCB”) subsidiary, as sponsor of the National City Master Note Trust (the “Master Trust”), took certain actions to address recent declines in the securitization structure’s excess spread which resulted from the deterioration in performance of the underlying credit card receivables in the Master Trust. These actions taken were permitted by the transaction documents and consisted of the issuance of subordinate asset-backed notes by the Master Trust and the implementation of a “discount option receivable” mechanism for principal receivable balances added to the Master Trust during the revolving period. The subordinated asset-backed notes issued were retained by NCB and resulted from the securitization of credit card receivables with a net carrying value of $78 million. Accordingly, this transaction was not accounted for a sale. The discount option receivable mechanism will result in the designation of a percentage of newly transferred receivables to the Master Trust as finance charge receivables. Subsequently, finance charge collections will be applied to these newly created discount option receivables which will in effect increase the excess spread in the securitization structure.

Automobile Loans

Retained interests in the automobile securitization consist of an interest-only strip and asset-backed securities issued by the automobile securitization QSPE. The interest-only strip and asset-backed securities are recognized in other assets and investment securities, respectively, on the Consolidated Balance Sheet. At June 30, 2009 and December 31, 2008, the fair value of the interest-only strip was $12 million and $9 million, respectively. At June 30, 2009 and December 31, 2008, the fair value of the retained asset-backed securities totaled approximately $14 million and $15 million, respectively. These retained interests represent the maximum exposure to loss associated with our involvement in this securitization.

The following is a summary of owned and securitized loans, which are managed on a combined basis.

	June 30, 2009			December 31, 2008
In millions	Principal Balance	Loans Past Due 30 Days or More	Net Credit Losses for the Six Months Ended June 30, 2009	Principal Balance	Loans Past Due 30 Days or More
Loans managed
Credit card	$4,117	$175	$91	$4,061	$191
Automobile	1,824	25	6	1,841	41
Jumbo mortgages	978	187	7	866	78
Total loans managed	$6,919	$387	$104	$6,768	$310
Less: Loans securitized
Credit card	$1,824	$77	$36	$1,824	$73
Automobile	144	4		250	9
Jumbo mortgages	265	8		319	5
Total loans securitized	$2,233	$89	$36	$2,393	$87
Less: Loans held for securitization
Jumbo mortgages	$7	$6		$9	$4
Loans held in portfolio	$4,679	$292	$68	$4,366	$219

Certain cash flows received from the securitization trusts follow:

	Six Months Ended June 30, 2009
In millions	Credit Card	Automobile	Mortgage
Proceeds from collections reinvested in previous securitizations	$1,754.8
Servicing fees received	18.2	$1.0	$.4
Other cash flows received on interests that continue to be held	54.5	.4

The tables below present the weighted-average assumptions used to measure the fair values of our retained interests as of June 30, 2009. Fair value was determined by discounting the expected future cash flows of these assets. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These changes are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Credit Card Loans

June 30, 2009 Dollars in millions	Fair Value	Weighted- Average Life (in months)	Variable Annual Coupon Rate To Investors	Monthly Principal Repayment Rate	Expected Annual Credit Losses	Annual Discount Rate	Yield
Interest-only strip (a)
Decline in fair value:	$15.6	3.5	1.08%	16.24%	6.77%	15.00%	12.41%
10% adverse change			$.1	$1.0	$3.0		$5.6
20% adverse change			$.3	$2.0	$5.9		$10.8
(a)	Series 2005-1, 2006-1, 2007-1, 2008-1, 2008-2, and 2008-3.

Automobile Loans

June 30, 2009 Dollars in millions	Fair Value	Weighted- Average Life (in months)	Monthly Prepayment Speed (% ABS) (a)	Expected Cumulative Credit Losses	Annual Discount Rate	Weighted- Average Coupon
Interest-only strip (b)
Decline in fair value:	$12.2	5.8	1.26%	1.45%	12.00%	7.06%
10% adverse change				$.1		$.1
20% adverse change				$.1	$.1	$.2
(a)	Absolute prepayment speed.
(b)	Series 2005-A.

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

NOTE 12 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

PENSION AND POSTRETIREMENT PLANS

As described in Note 15 Employee Benefit Plans in our 2008 Form 10-K, we have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. National City had a qualified pension plan covering substantially all employees hired prior to April 1, 2006, which was merged with our qualified pension plan on December 31, 2008. Both the PNC and National City portions of the plan derive benefits from cash balance formulas based on compensation levels, age, and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. As of the plan merger date, no changes to either plan design or benefits occurred.

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

The components of our net periodic pension and post-retirement benefit cost for the second quarter and first half of 2009 and 2008 were as follows:

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended June 30 In millions	2009	2008	2009	2008	2009	2008
Net periodic cost consists of:
Service cost	$22	$10			$1	$1
Interest cost	49	21	$4	$2	5	3
Expected return on plan assets	(64)	(40)
Amortization of prior service cost		(1)			(1)	(2)
Amortization of actuarial losses	21
Net periodic cost (benefit)	$28	$(10)	$4	$2	$5	$2

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Six months ended June 30 In millions	2009	2008	2009	2008	2009	2008
Net periodic cost consists of:
Service cost	$45	$22	$1	$1	$2	$2
Interest cost	103	43	7	3	10	7
Expected return on plan assets	(130)	(80)
Amortization of prior service cost	(1)	(1)			(2)	(4)
Amortization of actuarial losses	42		1	1
Net periodic cost (benefit)	$59	$(16)	$9	$5	$10	$5

STOCK-BASED COMPENSATION PLANS

As more fully described in Note 16 Stock-Based Compensation Plans in our 2008 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of June 30, 2009, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first six months of 2009 and 2008 was approximately $26 million and $35 million, respectively.

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

For purposes of computing stock option expense, we estimated the fair value of stock options primarily by using the

Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are very subjective.

We used the following assumptions in the option pricing models to determine 2009 and 2008 stock option expense:

Weighted-average for the six months ended June 30	2009	2008
Risk-free interest rate	1.9%	2.8%
Dividend yield	3.6	3.3
Volatility	27.2	18.1
Expected life	5.6 yrs.	5.4 yrs.

Stock option information as of and for the six months ended June 30, 2009 follows.

	PNC		PNC Options Converted From National City		Total
(In thousands, except weighted-average data)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2008	14,537	$63.39	1,744	$636.31	16,281	$124.75
Granted	4,246	31.14			4,246	31.14
Exercised	(3)	42.19			(3)	42.19
Cancelled	(73)	54.01	(138)	624.01	(211)	426.00
Outstanding at June 30, 2009	18,707	$56.11	1,606	$637.37	20,313	$102.07
Exercisable at June 30, 2009	11,316	$63.53	1,606	$637.37	12,922	$134.86

The weighted-average grant-date fair value of options granted during the first six months of 2009 and 2008 was $5.56 and $7.51 per option, respectively.

During the first six months of 2009 we issued approximately 3,000 shares from treasury stock in connection with stock option exercise activity, all of which occurred during the second quarter. As with past exercise activity, we currently intend to utilize treasury stock for any future stock option exercises.

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

A summary of nonvested incentive/performance unit shares and restricted stock/unit share activity follows:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
Dec. 31, 2008	492	$61.63	1,735	$65.39
Granted	8	31.48	1,009	33.14
Vested	(192)	64.27	(643)	64.34
Forfeited			(8)	51.23

June 30, 2009	308	$59.27	2,093	$50.22

In the chart above, the weighted-average grant-date fair value of incentive/performance unit share awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares.

At June 30, 2009, there was $42 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based, service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of June 30, 2009, there were 440,441 of these cash-payable restricted share units outstanding.

A summary of all nonvested, cash-payable restricted share unit activity follows:

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2008	202
Granted	663
Vested and released	(50)
Forfeited	(11)

Outstanding at June 30, 2009	804	$31,192

NOTE 13 FINANCIAL DERIVATIVES

We use a variety of derivative financial instruments to help manage interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. These instruments include interest rate swaps, interest rate caps and floors, credit default swaps, futures contracts, and total return swaps. All derivatives are carried at fair value.

Derivatives Designated in Hedge Relationships

We enter into interest rate swaps to hedge the fair value of bank notes, Federal Home Loan Bank borrowings, senior debt and subordinated debt for changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in interest expense.

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

During the next twelve months, we expect to reclassify to earnings $287 million of pretax net gains, or $186 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive loss. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to June 30, 2009. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of June 30, 2009 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in net gains of less than $1 million for the first six months of 2009 and $2 million for the first six months of 2008.

Derivatives Not Designated in Hedge Relationships

The derivative portfolio also includes free standing derivative financial instruments not included in FASB ASC 815-10-50, Derivatives and Hedging, hedging strategies. These derivatives are entered into for risk management and economic hedge purposes, to meet customer needs, and for proprietary purposes. They primarily consist of interest rate, basis and total rate of return swaps, interest rate caps, floors and futures contracts, credit default swaps, option and foreign exchange contracts and certain interest rate-locked loan origination commitments, as well as commitments to buy or sell mortgage loans.

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

Interest rate lock commitments, as well as commitments to buy or sell mortgage loans, that we intend to sell are considered free-standing derivatives. Our interest rate exposure on certain commercial and residential mortgage interest rate lock commitments as well as commercial and residential mortgage loans held for sale is economically hedged with total rate of return swaps, pay-fixed interest rate swaps, credit derivatives and forward sales agreements. These contracts mitigate the impact on earnings of exposure to a certain referenced rate. The fair value of loan commitments is based on the estimated fair value of the underlying loan and the probability that the loan will fund within the terms of the commitment. The fair value of the loan commitment also takes into account the fair value of the embedded servicing right.

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

We enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements. Risk participation agreements are included in the derivatives table that follows. We determine that we meet our objective of reducing credit risk associated with certain counterparties to derivative contracts when the participation agreements share in their proportional credit losses of those counterparties.

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At June 30, 2009, we held cash, which is included in other borrowed funds on our Consolidated Balance Sheet, US government securities and mortgage-backed securities with a total fair value of $510 million under these agreements. We pledged cash, which is included in short-term investments on our Consolidated Balance Sheet, and US government securities of $994 million under these agreements.

Contingent Features

Some of PNC’s derivative instruments contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC‘s debt ratings were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2009, is $1.0 billion for which PNC had posted collateral of $900 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2009, would be an additional $122 million.

Total notional or contractual amounts and estimated net fair value for derivatives follow:

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$840	$11	$5,618	$527	$10,022	$195
Fair value hedges	12,533	829	8,975	889	2,030	9	$913	$1
Total	$13,373	$840	$14,593	$1,416	$12,052	$204	$913	$1
Derivatives not designated as hedging instruments under GAAP
Interest rate contracts	$162,466	$3,447	$132,827	$6,351	$98,533	$3,463	$88,724	$5,573
Foreign exchange contracts	4,138	164	4,272	331	4,469	154	4,749	323
Equity contracts	213	26	520	72	236	31	503	76
Credit contracts:
Credit default swaps	1,289	161	1,936	287	754	38	1,001	82
Risk participation agreements	1,687	6	1,350	3	1,941	5	1,940	3
Other contracts			438	44	211	156
Total	$169,793	$3,804	$141,343	$7,088	$106,144	$3,847	$96,917	$6,057
Total derivatives	$183,166	$4,644	$155,936	$8,504	$118,196	$4,051	$97,830	$6,058
(a)	Included in Other Assets on the Consolidated Balance Sheet.
(b)	Included in Other Liabilities on the Consolidated Balance Sheet.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships—Fair Value Hedges

In millions			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
			Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)	$26	$(26)	$54	$(56)
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	299	(273)	397	(364)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	37	(38)	27	(28)
Total			$362	$(337)	$478	$(448)

Derivatives Designated in GAAP Hedge Relationships—Cash Flow Hedges

Six months ended June 30, 2009 In millions	Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives, Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Amount	Location	Amount	Location	Amount
Interest rate contracts	$(13)	Interest income	$49	Noninterest income	$2
(a)	Total represents $2 million related to the ineffective portion of the hedging relationships.

Derivatives Not Designated as Hedging Instruments

Gain (Loss) on Derivatives Recognized in Noninterest Income In millions	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate contracts	$(207)	$(50)
Foreign exchange contracts	39	89
Equity contracts	2	(2)
Credit contracts	(52)	(13)
Other contracts	(95)	(59)
Total	$(313)	$(35)

We write caps and floors for customers, risk management and proprietary trading purposes. At June 30, 2009, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $15 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We enter into single name and index traded credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a referenced entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $34 million at June 30, 2009 compared to $80 million at December 31, 2008. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $621 million at June 30, 2009 compared to $955 million at December 31, 2008.

CREDIT DEFAULT SWAPS

June 30, 2009 Dollars in millions	Notional amount	Estimated net fair value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps - Guarantees
Single name	$99	$(10)	3.66
Index traded	522	(24)	6.21
Total (a)	$621	$(34)	5.80
Credit Default Swaps – Beneficiaries
Single name	$748	$28	3.63
Index traded	674	129	34.12
Total (b)	$1,422	$157	18.09
Total (c)	$2,043	$123	14.36
(a)	Includes $568 million notional of investment grade credit default swaps with a rating of Baa3 or above and $53 million notional of subinvestment grade based on published rating agency information.
(b)	Includes $1.2 billion notional of investment grade credit default swaps with a rating of Baa3 or above and $207 million notional of subinvestment grade based on published rating agency information.
(c)	The referenced/underlying assets for these credit default swaps is approximately 66% corporate debt, 30% commercial mortgage-backed securities and 4% related to loans.

December 31, 2008 Dollars in millions	Notional amount	Estimated net fair value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps - Guarantees
Single name	$278	$(38)	3.84
Index traded	677	(42)	4.84
Total (a)	$955	$(80)	4.54
Credit Default Swaps – Beneficiaries
Single name	$974	$84	3.82
Index traded	1,008	201	31.82
Total (b)	$1,982	$285	18.06
Total (c)	$2,937	$205	13.67
(a)	Includes $883 million notional of investment grade credit default swaps with a rating of Baa3 or above and $72 million notional of subinvestment grade based on published rating agency information.
(b)	Includes $1.7 billion notional of investment grade credit default swaps with a rating of Baa3 or above and $263 million notional of subinvestment grade based on published rating agency information.
(c)	The referenced/underlying assets for these credit default swaps is approximately 70% corporate debt, 27% commercial mortgage-backed securities and 3% related to loans.

We have also entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than one year to 22 years. As of June 30, 2009 and December 31, 2008 the notional amount of risk participation agreements was $1.9 billion with a weighted-average remaining maturity of 3 years. The fair value of these agreements as of June 30, 2009 on our Consolidated Balance Sheet was a net liability of $5 million compared with December 31, 2008 of $3 million. Based on the Corporation’s internal risk rating process, 93% of the notional amount of the risk participation agreements outstanding had underlying swap counterparties with internal credit ratings of pass, indicating the expected risk of loss is currently low, while 7% had underlying swap counterparties with internal risk ratings below pass, indicating a higher degree of risk of default, compared to December 31, 2008 of 98% and 2%, respectively. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Assuming all underlying swap counterparties defaulted, the maximum potential exposure from these agreements as of June 30, 2009 would be $98 million based on the fair value of the underlying swaps compared with December 31, 2008 of $128 million.

NOTE 14 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per common share calculations:

	Three months ended June 30		Six months ended June 30
In millions, except share and per share data	2009	2008	2009	2008
Basic
Net income	$207	$517	$737	$901
Less:
Net income attributable to noncontrolling interests	9	12	13	19
Dividends distributed to common shareholders	45	227	336	440
Dividends distributed to preferred shareholders	119		170
Dividends distributed to nonvested restricted shares		2	1	3
Preferred stock discount accretion	14		29
Undistributed net income	$20	$276	$188	$439
Percentage of undistributed income allocated to common shares	99.7%	99.5%	99.7%	99.5%
Undistributed income allocated to common shares	$19	$275	$187	$437
Plus common dividends	45	227	336	440
Net income attributable to basic common shares	$64	$502	$523	$877
Basic weighted-average common shares outstanding	451,386	344,069	447,241	341,633
Basic earnings per common share	$.14	$1.46	$1.17	$2.57
Diluted
Net income attributable to basic common shares	$64	$502	$523	$877
Less: BlackRock common stock equivalents	2	2	3	5
Net income attributable to diluted common shares	$62	$500	$520	$872
Basic weighted average common shares outstanding	451,386	344,069	447,241	341,633
Weighted-average common shares to be issued:
Convertible preferred stock	537	568	539	575
Convertible debentures		1		1
Stock options (a)	347	1,136	60	1,074
Warrants (b)
Other performance awards	253	240	226	239
Diluted weighted-average common shares outstanding	452,523	346,014	448,066	343,522
Diluted earnings per common share	$.14	$1.45	$1.16	$2.54
(a) Excludes stock options considered to be anti-dilutive (in thousands)	16,138	6,329	16,769	6,676
(b) Excludes warrants considered to be anti-dilutive (in thousands)	21,929		21,929

Basic earnings per share is calculated using the two-class method to determine income attributable to common stockholders. The two-class method requires undistributed earnings for the period, which represents net income less common and participating security dividends (if applicable) declared or paid, to be allocated between the common and participating security stockholders based upon their respective rights to receive dividends. Participating securities include unvested restricted shares that contain nonforfeitable rights to dividends. Income attributable to common stockholders is then divided by the weighted-average common shares outstanding for the period.

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

NOTE 15 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first six months of 2009 follows. The par value of our preferred stock outstanding at June 30, 2009 totaled less than $.5 million and, therefore, is excluded from the table.

		Shareholders’ Equity
In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	443	$2,261	$7,918	$8,328	$11,461	$(3,949)	$(597)	$2,226	$27,648
Cumulative effect of adopting FASB ASC 320-10					110	(110)
Balance at January 1, 2009	443	2,261	7,918	8,328	11,571	(4,059)	(597)	2,226	27,648
Net income					724			13	737
Other comprehensive income (loss), net of tax
Other-than-temporary impairment on debt securities						(493)			(493)
Net unrealized securities gains						1,626			1,626
Net unrealized losses on cash flow hedge derivatives						(223)			(223)
Pension, other postretirement and postemployment benefit plan adjustments						36			36
Other (a)						12			12
Comprehensive income								13	1,695
Cash dividends declared
Common ($.76 per share)					(338)				(338)
Preferred					(170)				(170)
Preferred stock discount accretion			29		(29)
Supervisory Capital Assessment Program issuance	15	75		549					624
Common stock activity	1	6		43					49
Treasury stock activity	2			(148)			162		14
Other				11				(66)	(55)
Balance at June 30, 2009	461	$2,342	$7,947	$8,783	$11,758	$(3,101)	$(435)	$2,173	$29,467

Comprehensive loss for the first six months of 2008 was $198 million.

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Six months ended June 30, 2009 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Decrease in net unrealized losses on securities held at period end	$2,731	$(1,000)	$1,731
Less: Net gains realized in net income (b)	166	(61)	105
Change in net unrealized securities losses	2,565	(939)	1,626
Cumulative effect of adopting FASB ASC 320-10	(174)	64	(110)
Net increase in other-than-temporary impairment losses on debt securities	(781)	288	(493)
Change in other-than-temporary impairment losses on debt securities	(955)	352	(603)
Change in net unrealized gains on cash flow hedge derivatives:
Decrease in net unrealized gains on cash flow hedge derivatives	(292)	108	(184)
Less: Net gains realized in net income	61	(22)	39
Change in net unrealized gains on cash flow hedge derivatives	(353)	130	(223)
Change in pension, other postretirement and postemployment benefit plan adjustments	55	(19)	36
Change in other, net (a)	32	(20)	12
Change in other comprehensive income (loss)	$1,344	$(496)	$848

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	June 30, 2009		December 31, 2008
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(3,167)	$(2,000)	$(5,732)	$(3,626)
Other-than-temporary impairment losses on debt securities	(955)	(603)
Net unrealized gains on cash flow hedge derivatives	239	151	592	374
Pension, other postretirement and postemployment benefit plan adjustments	(1,000)	(631)	(1,055)	(667)
Other, net (a)	(46)	(18)	(78)	(30)
Accumulated other comprehensive loss	$(4,929)	$(3,101)	$(6,273)	$(3,949)
(a)	Consists of foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income.
(b)	The pretax amount represents net unrealized gains at December 31, 2008 that were realized in 2009 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2009.

TARP WARRANT

As previously disclosed in our 2008 Form 10-K, on December 31, 2008, we issued $7.6 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series N, to the US Treasury under the US Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, together with a warrant to purchase shares of common stock of PNC.

The proceeds from the issuance of the preferred stock to the US Treasury were allocated based on the relative fair value of the warrant as compared to the fair value of the preferred stock. The fair value of the warrant was determined using a Black-Scholes valuation model. The model incorporates assumptions regarding our common stock price, dividend yield, stock price volatility, as well as assumptions regarding the risk-free interest rate. Using this model, the warrant was valued at $304 million at December 31, 2008 and was included in Capital surplus—common stock and other on our Consolidated Balance Sheet.

The fair value of the preferred stock was determined based on assumptions regarding the discount rate (market rate) on the preferred stock, which was estimated to be approximately 13%. The discount on the preferred stock is being accreted to par value using a constant effective yield of 6% over a five-

year period, which was the expected life of the preferred stock at issuance. The accretion of discount on these shares increased Capital surplus – preferred stock and reduced Retained earnings on our Consolidated Balance Sheet by approximately $27 million at June  30, 2009.

NOTE 16 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

As required by SEC Regulation S-X, summarized consolidated financial information of BlackRock follows.

In millions	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Total revenue	$1,029	$1,387	$2,016	$2,687
Total expenses	768	982	1,484	1,886
Operating income	261	405	532	801
Non-operating income (expense)	77	(4)	(102)	(24)
Income before income taxes	338	401	430	777
Income tax expense	94	147	124	277
Net income	244	254	306	500
Less: net income (loss) attributable to non-controlling interests	26	(20)	4	(15)
Net income attributable to BlackRock	$218	$274	$302	$515

NOTE 17 LEGAL PROCEEDINGS

The disclosure below updates the description of legal proceedings in Note 24 Legal Proceedings in Part II, Item 8 of our 2008 Annual Report on Form 10-K and in Note 17 Legal Proceedings in Part I, Item 1 of our first quarter 2009 Quarterly Report on Form 10-Q.

National City Matters

Derivative Cases

In the derivative litigation pending in the United States District Court for the Northern District of Ohio, a magistrate judge has recommended dismissal of the derivative claims. The magistrate judge has also recommended granting plaintiffs’ motion to amend the derivative complaint to allow the assertion of a class claim challenging the decision by the National City directors to enter into the merger agreement with PNC. The recommendations are subject to approval by the district court.

Securities and State Law Fiduciary Cases

In the lawsuit filed in January 2008 in the United States District Court for the Northern District of Ohio, a magistrate judge has recommended dismissal of the lawsuit without prejudice, with a right for plaintiffs to file an amended complaint within 30 days. That recommendation is subject to approval by the district court.

In the lawsuit filed in April 2008 in the Cuyahoga County, Ohio, Court of Common Pleas against National City, certain officers and directors of National City, the defendants filed a motion to dismiss the amended complaint in May 2009. National City’s auditor is no longer a defendant in this lawsuit.

National City Acquisition-Related Litigation

In July 2009, the Delaware Chancery Court approved the settlement of the lawsuit pending in that court, which included settlement of one of the cases pending in the Cuyahoga County, Ohio Court of Common Pleas and the merger-related claims in the derivative case pending in Ohio state court. This approval remains subject to appeal.

Adelphia

The United States District Court for the Southern District of New York has rescheduled the trial in the lawsuit being prosecuted by the Adelphia Recovery Trust to commence in April 2010.

NOTE 18 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at June 30, 2009 included private equity investments of $484 million and other investments of $129 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit totaled $10.1 billion at June 30, 2009 and $10.3 billion at December 31, 2008. Based on PNC’s internal risk rating process for standby letters of credit as of June 30, 2009, 84% of the net outstanding balance had internal credit ratings of pass, indicating the expected risk of loss is currently low compared to 88% as of December 31, 2008, while 16% of the net outstanding balance as of June 30, 2009 had internal risk ratings below pass, indicating a higher degree of risk of default compared to 12% as of December 31, 2008.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on June 30, 2009 had terms ranging from less than one year to nine years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $13.4 billion at June 30, 2009, of which $5.6 billion support remarketing programs.

As of June 30, 2009, assets of approximately $.9 billion secured certain specifically identified standby letters of credit. Approximately $3.3 billion in recourse provisions from third parties was also available for this purpose as of June 30, 2009. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $217 million at June 30, 2009.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At June 30, 2009, the aggregate of our commitments under these facilities was $505 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At June 30, 2009, our total commitments under these facilities were $6.5 billion, of which $6.3 billion was related to Market Street.

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit which were insignificant at June 30, 2009.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2008 and on behalf of several such individuals with respect to pending litigation or investigations during the first six months of 2009. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities facilitated by Global Investment Servicing as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At June 30, 2009, the total maximum potential exposure as a result of these indemnity obligations was $7.1 billion, although the collateral at the time exceeded that amount.

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

As a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements, PNC’s Visa indemnification liability at June 30, 2009 totaled $260 million.

On July 16, 2009 Visa funded $700 million to an escrow account and reduced the conversion ratio of Visa B to A shares. Consequently, we expect to reduce a portion of our indemnification liability on our Consolidated Balance Sheet during the third quarter of 2009.

RECOURSE AGREEMENTS

We are authorized to originate, underwrite, close to fund and service commercial mortgage loans and then sell them to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to one-third of the risk of loss on unpaid principal balances through a loss share arrangement. At June 30, 2009, the potential exposure to loss was $5.9 billion. Accordingly, we maintain a reserve for such potential losses which approximates the fair value of this exposure. At June 30, 2009, the unpaid principal balance outstanding of loans sold as a participant in these programs was $19.8 billion. The approximate fair value of the loss share arrangement in the form of reserves for losses under these programs, totaled $108 million as of June 30, 2009 and is included in other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. The serviced loans are not included on our Consolidated Balance Sheet.

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

Management maintains a liability for estimated losses on loans expected to be repurchased, or on which indemnification is expected to be provided, and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At June 30, 2009 the liability for estimated losses on repurchase and indemnification claims was $396 million.

REINSURANCE AGREEMENTS

We have six wholly-owned captive insurance subsidiaries which provide reinsurance to third-party insurers related to insurance sold to our customers. These subsidiaries enter into various types of reinsurance agreements with third-party insurers where the subsidiary assumes the risk of loss through either an excess of loss or quota share agreement up to 100% reinsurance. In excess of loss agreements, these subsidiaries assume the risk of loss for an excess layer of coverage up to specified limits, once a defined first loss percentage is met. In quota share agreements, the subsidiaries and third-party insurers share the responsibility for payment of all claims. Reserves were recognized for probable losses on these policies of $321 million at June 30, 2009 and $207 million at December 31, 2008. The aggregate maximum exposure up to the specified limits for all reinsurance contracts was $2.1 billion as of June 30, 2009.

Subsequent to June 30, 2009, one of the captives entered into commutation agreements with two third-party insurers to terminate the reinsurance agreements. The impact of these agreements is the release of $90 million of reserves and $236 million of exposure, with minimal effect on results of operations.

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

Business segment results for the second quarter and first half of 2008 have been reclassified to present those periods on the same basis.

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

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, including LTIP share distributions and obligations, earnings and gains related to Hilliard Lyons for the first quarter of 2008, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

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

BlackRock is one of the largest publicly traded investment management firms in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced alternative investment products and advisory separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services globally to a broad base of clients. At June 30, 2009, our share of BlackRock’s earnings was approximately 31%.

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

Results Of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Global Investment Servicing	Distressed Assets Portfolio	Other	Consolidated
2009
Income Statement
Net interest income (expense)	$901	$878	$75	$80		$(11)	$295	$(36)	$2,182
Noninterest income	564	405	151	245	$67	199	39	135	1,805
Total revenue	1,465	1,283	226	325	67	188	334	99	3,987
Provision for credit losses	304	649	46	8			30	50	1,087
Depreciation and amortization	68	35	10	1		19		77	210
Other noninterest expense	997	435	157	175		151	55	478	2,448
Earnings (loss) before income taxes	96	164	13	141	67	18	249	(506)	242
Income taxes (benefit)	36	53	5	53	13	6	94	(225)	35
Earnings (loss)	$60	$111	$8	$88	$54	$12	$155	$(281)	$207
Inter-segment revenue		$5	$5	$1	$4	$4	$(5)	$(14)
Average Assets (a)	$65,177	$87,079	$7,422	$8,591	$4,383	$2,883	$23,779	$81,541	$280,855
2008
Income Statement
Net interest income (expense)	$394	$319	$31			$(7)		$240	$977
Noninterest income	264	242	116		$90	244		106	1,062
Total revenue	658	561	147		90	237		346	2,039
Provision for credit losses	72	87	1					26	186
Depreciation and amortization	34	6	2			18		34	94
Other noninterest expense	418	233	89			170		99	1,009
Earnings before income taxes	134	235	55		90	49		187	750
Income taxes	53	76	21		21	17		45	233
Earnings	$81	$159	$34		$69	$32		$142	$517
Inter-segment revenue		$3	$3		$4	$5		$(15)
Average Assets (a)	$32,779	$46,863	$2,979		$4,463	$2,606		$51,702	$141,392

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Global Investment Servicing	Distressed Assets Portfolio	Other	Consolidated
2009
Income Statement
Net interest income (expense)	$1,822	$1,894	$171	$162		$(26)	$626	$(162)	$4,487
Noninterest income	1,084	677	305	683	$93	404	52	73	3,371
Total revenue	2,906	2,571	476	845	93	378	678	(89)	7,858
Provision for credit losses	608	936	63	(1)			289	72	1,967
Depreciation and amortization	135	71	21	3		37		163	430
Other noninterest expense	1,983	835	316	346		308	135	633	4,556
Earnings (loss) before income taxes	180	729	76	497	93	33	254	(957)	905
Income taxes (benefit)	70	259	29	188	16	11	96	(501)	168
Earnings (loss)	$110	$470	$47	$309	$77	$22	$158	$(456)	$737
Inter-segment revenue	$(2)	$9	$9	$3	$8	$9	$(9)	$(27)
Average Assets (a)	$65,397	$89,186	$7,424	$7,909	$4,383	$2,883	$24,295	$79,376	$280,853
2008
Income Statement
Net interest income (expense)	$799	$617	$63			$(17)		$369	$1,831
Noninterest income	600	253	229		$171	482		294	2,029
Total revenue	1,399	870	292		171	465		663	3,860
Provision for credit losses	166	143	2					26	337
Depreciation and amortization	63	12	4			36		63	178
Other noninterest expense	811	472	172			334		171	1,960
Earnings before income taxes	359	243	114		171	95		403	1,385
Income taxes	141	59	43		42	34		165	484
Earnings	$218	$184	$71		$129	$61		$238	$901
Inter-segment revenue	$1	$6	$7		$8	$11		$(33)
Average Assets (a)	$32,691	$45,943	$2,887		$4,463	$2,606		$52,383	$140,973
(a)	Period-end balances for BlackRock and Global Investment Servicing.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis, the inclusion of 2008 Albridge Solutions and Coates Analytics integration costs in “Other” in the Item 2 presentation, and classification differences related to Global Investment Servicing. Global Investment Servicing income classified as net interest income (expense) in the preceding table represents the interest components of other nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section.

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	Six months ended June 30
	2009			2008
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$22,030	$543	4.93%	$8,622	$235	5.44%
Nonagency	12,828	430	6.70	12,038	330	5.50
Commercial mortgage-backed	4,439	128	5.77	5,688	153	5.37
Asset-backed	2,008	71	7.02	3,106	79	5.09
U.S. Treasury and government agencies	2,711	40	2.97	68	2	5.36
State and municipal	1,351	37	5.53	592	14	4.62
Other debt	849	16	3.76	148	4	5.53
Corporate stocks and other	422	2.96		439	9	4.09
Total securities available for sale	46,638	1,267	5.43	30,701	826	5.38
Securities held to maturity	3,632	104	5.71
Total investment securities	50,270	1,371	5.45	30,701	826	5.38
Loans
Commercial	65,391	1,662	5.05	30,315	949	6.19
Commercial real estate	25,519	702	5.47	9,163	288	6.21
Equipment lease financing	6,298	156	4.97	2,565	40	3.13
Consumer	52,246	1,410	5.44	19,727	572	5.83
Residential mortgage	21,876	757	6.93	9,302	281	6.04
Total loans	171,330	4,687	5.47	71,072	2,130	5.96
Loans held for sale	4,640	127	5.52	2,978	92	6.21
Federal funds sold and resale agreements	1,668	22	2.58	2,784	42	2.97
Other	15,804	85	1.07	4,726	125	5.31
Total interest-earning assets/interest income	243,712	6,292	5.16	112,261	3,215	5.71
Noninterest-earning assets:
Allowance for loan and lease losses	(4,240)			(876)
Cash and due from banks	3,694			2,876
Other	37,687			26,712
Total assets	$280,853			$140,973
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$54,153	346	1.29	$26,474	302	2.28
Demand	22,897	40.35		9,789	36.75
Savings	6,473	8.24		2,719	4.32
Retail certificates of deposit	57,662	580	2.03	16,673	326	3.93
Other time	7,950	42	1.04	4,250	76	3.52
Time deposits in foreign offices	3,588	4.24		5,069	68	2.67
Total interest-bearing deposits	152,723	1,020	1.35	64,974	812	2.50
Borrowed funds
Federal funds purchased and repurchase agreements	4,647	10.41		7,532	103	2.70
Federal Home Loan Bank borrowings	16,454	145	1.76	8,918	163	3.62
Bank notes and senior debt	13,537	253	3.72	6,687	115	3.40
Subordinated debt	10,339	326	6.31	4,891	112	4.57
Other	2,057	20	1.94	3,550	60	3.38
Total borrowed funds	47,034	754	3.20	31,578	553	3.47
Total interest-bearing liabilities/interest expense	199,757	1,774	1.78	96,552	1,365	2.82
Noninterest-bearing liabilities and equity:
Demand and other noninterest-bearing deposits	39,734			17,804
Allowance for unfunded loan commitments and letters of credit	336			144
Accrued expenses and other liabilities	11,931			10,050
Equity	29,095			16,423
Total liabilities and equity	$280,853			$140,973
Interest rate spread			3.38			2.89
Impact of noninterest-bearing sources			.32			.39
Net interest income/margin		$4,518	3.70%		$1,850	3.28%

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding FASB ASC 320-10, Investments – Debt and Equity Securities (SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”) adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities. The interest-earning deposits with the Federal Reserve are included in the ‘Other’ interest-earning assets category.

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Second Quarter 2009			First Quarter 2009			Second Quarter 2008
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$21,007	$257	4.89%	$23,065	$286	4.97%	$8,631	$116	5.38%
12,520	217	6.95	13,140	213	6.46	12,182	168	5.54
4,624	67	5.84	4,252	61	5.70	5,838	79	5.42
1,985	22	4.22	2,031	49	9.76	3,363	42	4.96
4,185	33	3.15	1,222	7	2.38	47	1	4.20
1,366	17	5.20	1,334	20	5.87	773	7	3.39
1,012	9	3.61	684	7	4.00	211	3	5.32
386	1	1.01	457	1.92		385	5	5.23
47,085	623	5.30	46,185	644	5.57	31,430	421	5.35
3,860	55	5.60	3,402	49	5.85
50,945	678	5.32	49,587	693	5.59	31,430	421	5.35

63,570	792	4.92	67,232	870	5.18	31,091	470	5.98
25,418	298	4.64	25,622	404	6.30	9,340	138	5.86
6,191	63	4.11	6,406	93	5.79	2,646	23	3.45
51,878	686	5.30	52,618	724	5.58	20,558	284	5.56
21,831	374	6.86	21,921	383	6.99	9,193	139	6.03
168,888	2,213	5.22	173,799	2,474	5.72	72,828	1,054	5.76
4,757	62	5.26	4,521	65	5.80	2,350	41	7.12
1,726	11	2.47	1,610	11	2.70	2,528	17	2.65
16,870	53	1.23	14,728	32.89		4,068	54	5.33
243,186	3,017	4.94	244,245	3,275	5.38	113,204	1,587	5.59

(4,385)			(4,095)			(900)
3,558			3,832			2,725
38,496			36,870			26,363
$280,855			$280,852			$141,392

$55,464	146	1.05	$52,828	200	1.54	$27,543	135	1.95
23,629	17.30		22,156	23.42		9,997	15.63
6,678	4.21		6,266	4.28		2,813	2.31
57,357	287	2.01	57,970	293	2.05	16,791	151	3.62
5,259	18	1.35	10,670	24.88		4,686	39	3.28
3,348	2.22		3,832	2.25		4,112	20	1.91
151,735	474	1.25	153,722	546	1.44	65,942	362	2.20

4,283	5.39		5,016	5.42		6,887	37	2.14
15,818	60	1.51	17,097	85	1.99	9,602	73	3.02
13,688	107	3.10	13,384	146	4.36	6,621	49	2.92
10,239	165	6.46	10,439	161	6.16	5,132	58	4.49
2,170	8	1.34	1,944	12	2.62	2,854	21	2.98
46,198	345	2.97	47,880	409	3.42	31,096	238	3.04
197,933	819	1.65	201,602	955	1.91	97,038	600	2.47

40,965			38,489			18,045
328			344			152
11,990			11,872			9,410
29,639			28,545			16,747
$280,855			$280,852			$141,392
		3.29			3.47			3.12
		.31			.34			.35
	$2,198	3.60%		$2,320	3.81%		$987	3.47%

Loan fees for the six months ended June 30, 2009 and June 30, 2008 were $78 million and $25 million, respectively. Loan fees for the three months ended June 30, 2009, March 31, 2009, and June 30, 2008 were $34 million, $44 million, and $14 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2009 and June 30, 2008 were $31 million and $19 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended June 30, 2009, March 31, 2009, and June 30, 2008 were $16 million, $15 million, and $10 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2008 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the second quarter of 2009 are included in the following table:

In thousands, except per share data

2009 period	Total shares purchased (a) (b)	Average price paid per share	Total shares purchased as part of publicly announced programs (c)	Maximum number of shares that may yet be purchased under the programs (c)
April 1 – April 30	467	$38.48		24,710
May 1 – May 31	458	$46.69		24,710
June 1 – June 30	192	$41.69		24,710

Total	1,117	$42.40
(a)	Under the US Treasury’s TARP Capital Purchase Program, there are restrictions on dividends and common share repurchases associated with the preferred stock that we issued to the US Treasury under that program on December 31, 2008. As is typical with cumulative preferred stocks, dividend payments for this preferred must be current before dividends may be paid on junior shares, including our common stock, or junior shares can be repurchased or redeemed. Also, under the TARP Capital Purchase Program agreements, the US Treasury’s consent will be required for any increase in common dividends per share above the most recent level prior to October 14, 2008 until the third anniversary of the preferred issuance unless all of that preferred has been redeemed or is no longer held by the US Treasury. Further, during that same period, the US Treasury’s consent will be required, unless the preferred stock is no longer held by the US Treasury, for any share repurchases with limited exceptions, most significantly purchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice.
(b)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (c) to this table during the second quarter of 2009.
(c)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.61	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009

10.62	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 10, 2009 on its behalf by the undersigned thereunto duly authorized.

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

	High	Low	Close	Cash Dividends Declared
2009 Quarter
First	$50.42	$16.20	$29.29	$.66
Second	53.22	27.50	38.81	.10
Total				$.76
2008 Quarter
First	$71.20	$53.10	$65.57	$.63
Second	73.00	55.22	57.10	.66
Third	87.99	49.01	74.70	.66
Fourth	80.00	39.09	49.00	.66
Total				$2.61

DIVIDEND POLICY Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, on March 1, 2009, the Board decided to reduce PNC’s quarterly common stock dividend from $.66 to $.10 per share. Accordingly, the Board declared a quarterly common stock dividend of $.10 per share in April and July 2009. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company).

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