Form 10-Q
period 2009-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2009-11-06
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐    No  ☒

As of October 30, 2009, there were 461,290,310 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to Third Quarter 2009 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2009 (a)	2008	2009 (a)	2008
FINANCIAL PERFORMANCE (b)
Revenue
Net interest income	$2,222	$1,000	$6,709	$2,831
Noninterest income	1,826	654	5,197	2,683
Total revenue	4,048	1,654	11,906	5,514
Noninterest expense	2,379	1,131	7,365	3,269
Pretax, pre-provision earnings	$1,669	$523	$4,541	$2,245
Provision for credit losses	$914	$190	$2,881	$527
Net income	$559	$259	$1,296	$1,160
Net income attributable to common shareholders	$467	$248	$992	$1,130
Diluted earnings per common share	$1.00	$.70	$2.17	$3.23
Cash dividends declared per common share	$.10	$.66	$.86	$1.95
Total preferred dividends declared	$99		$269
TARP Capital Purchase Program preferred dividends	$95		$237
Impact of TARP Capital Purchase Program preferred dividends per common share	$.21		$.52
SELECTED RATIOS
Net interest margin (c)	3.76%	3.46%	3.72%	3.34%
Noninterest income to total revenue	45	40	44	49
Efficiency (d)	59	68	62	59
Return on:
Average common shareholders’ equity	8.70%	7.44%	6.77%	10.91%
Average assets	.81	.72	.62	1.09

See page 56 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	Results for the three months ended and nine months ended September 30, 2009 include the impact of National City, which we acquired on December 31, 2008.
(b)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from Federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2009 and September 30, 2008 were $16 million and $9 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2009 and September 30, 2008 were $47 million and $28 million, respectively.
(d)	Calculated as noninterest expense divided by total revenue.

CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	September 30 2009 (b)	December 31 2008 (b)	September 30 2008
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$271,407	$291,081	$145,610
Loans	160,608	175,489	75,184
Allowance for loan and lease losses	4,810	3,917	1,053
Interest-earning deposits with banks	1,129	14,859	329
Investment securities	54,413	43,473	31,031
Loans held for sale	3,509	4,366	1,922
Goodwill and other intangible assets	12,734	11,688	9,921
Equity investments	8,684	8,554	6,735
Noninterest-bearing deposits	43,025	37,148	19,225
Interest-bearing deposits	140,784	155,717	65,729
Total deposits	183,809	192,865	84,984
Borrowed funds	41,910	52,240	32,139
Shareholders’ equity	28,928	25,422	14,218
Common shareholders’ equity	20,997	17,490	13,712
Accumulated other comprehensive loss	1,947	3,949	2,230
Book value per common share	45.52	39.44	39.44
Common shares outstanding (millions)	461	443	348
Loans to deposits	87%	91%	88%

ASSETS UNDER ADMINISTRATION (billions)
Discretionary assets under management	$104	$103	$64
Nondiscretionary assets under administration	113	125	105
Total assets under administration	$217	$228	$169

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$795	$839	$907
Custody assets	427	379	415

CAPITAL RATIOS
Tier 1 risk-based (c)	10.9%	9.7%	8.2%
Tier 1 common	5.5	4.8	5.7
Total risk-based (c)	14.5	13.2	11.9
Leverage (c) (d)	9.6	17.5	7.2
Common shareholders’ equity to assets	7.7	6.0	9.4

ASSET QUALITY RATIOS
Nonperforming loans to total loans	3.19%	.95%	1.12%
Nonperforming assets to total loans and foreclosed and other assets	3.50	1.24	1.16
Nonperforming assets to total assets	2.08	.75	.60
Net charge-offs to average loans (for the three months ended) (annualized)	1.59	1.09	.66
Allowance for loan and lease losses to total loans	2.99	2.23	1.40
Allowance for loan and lease losses to nonperforming loans	94	236	125
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Includes the impact of National City, which we acquired on December 31, 2008.
(c)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 4.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.
(d)	The ratio as of December 31, 2008 did not reflect any impact of National City on PNC’s adjusted average total assets.

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

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FASB ASC 105-10, Generally Accepted Accounting Principles). The FASB Accounting Standards Codification TM (FASB ASC) will be the single source of authoritative nongovernmental US GAAP. The FASB ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. Technical references to GAAP included in this Report are provided under the new FASB ASC structure.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

As further described in Note 2 Acquisitions and Divestitures in our 2008 Form 10-K and Note 2 National City Acquisition of this Report, on December 31, 2008, PNC acquired National City Corporation (National City). Our consolidated financial statements for the third quarter and first nine months of 2009 reflect the impact of National City. The impact of National City is described where appropriate throughout this Report; however, certain information may not be available subsequent to the first major conversion of National City customers to the PNC platform scheduled for completion by November 9, 2009.

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

We expect to incur total merger and integration costs of approximately $1.2 billion pretax in connection with the acquisition of National City. This total includes $575 million pretax recognized in the fourth quarter of 2008 and $265 million pretax recognized in the first nine months of 2009, including $89 million pretax in the third quarter. The transaction is expected to result in the reduction of more than $1.2 billion of combined company annualized noninterest expense through the elimination of operational and administrative redundancies.

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

We are focused on our strategies for quality growth. We are committed to returning to a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. Our actions have created a well-positioned balance sheet, strong bank level liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

On March 1, 2009, our board of directors decided to reduce PNC’s quarterly common stock dividend from $.66 to $.10 per share. Accordingly, the board of directors declared a quarterly common stock cash dividend of $.10 per share in April, July and October 2009. Our Board recognizes the importance of the dividend to our shareholders. While our overall capital and liquidity positions are strong, extreme economic and market deterioration and the changing regulatory environment drove this difficult but prudent decision. This proactive measure will help us build capital by approximately $1 billion annually, further strengthen our balance sheet and enable us to continue to serve our customers.

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

RECENT MARKET AND INDUSTRY DEVELOPMENTS

Since the middle of 2007 and with a heightened level of activity during the past 20 months, there has been unprecedented turmoil, volatility and illiquidity in worldwide financial markets, accompanied by uncertain prospects for sustaining a fragile economic recovery that began mid-year

2009. In addition, there have been dramatic changes in the competitive landscape of the financial services industry during this time.

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

These programs, some of which are further described in Item 7 of our 2008 Form 10-K, include the following:

TARP Capital Purchase Program – On December 31, 2008, PNC issued to the US Treasury $7.6 billion of preferred stock together with a related warrant to purchase shares of common stock of PNC, in accordance with the terms of the TARP Capital Purchase Program. Funds from this sale count as Tier 1 capital. Holders of this preferred stock are entitled to a cumulative cash dividend at the annual rate per share of 5% of the liquidation preference per year for the first five years after its issuance. After December 31, 2013, if these shares are still outstanding, the annual dividend rate will increase to 9% per year. We plan to redeem the US Treasury’s investment as soon as appropriate and in a shareholder-friendly manner, subject to approval by our banking regulators. We do not contemplate exchanging any of the shares of preferred stock issued to the US Treasury under the TARP Capital Purchase Program for shares of mandatorily convertible preferred stock.

Further information on these securities is included in Note 19 Shareholders’ Equity included in our Notes to Consolidated Financial Statements within Item 8 of our 2008 Form 10-K.

FDIC Temporary Liquidity Guarantee Program (TLGP) – In December 2008, PNC Funding Corp issued fixed and floating rate senior notes totaling $2.9 billion under the FDIC’s TLGP-Debt Guarantee Program. In March 2009, PNC Funding Corp issued floating rate senior notes totaling $1.0 billion under this program. Each of these series of senior notes is guaranteed by the FDIC and is backed by the full faith and credit of the United States through December 31, 2012.

Since October 14, 2008, both PNC Bank, National Association (PNC Bank, N.A.) and National City Bank have participated in the TLGP-Transaction Account Guarantee Program. Under this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under this program is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules. Beginning January 1, 2010, PNC Bank, N.A. will no longer participate in the TLGP-Transaction Account Guarantee Program. Thus, after December 31, 2009, funds held in noninterest-bearing transaction accounts will no longer be guaranteed in full under the TLGP-Transaction Account Guarantee Program, but will be insured up to $250,000 under the FDIC’s general deposit insurance rules.

Federal Reserve Commercial Paper Funding Facility (CPFF) – Effective October 28, 2008, Market Street Funding LLC (Market Street) was approved to participate in the Federal Reserve’s CPFF. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expires on February 1, 2010. Market Street had no borrowings under this facility at September 30, 2009.

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

Home Affordable Modification Program (HAMP) – As part of its effort to stabilize the US housing market, in March 2009 the Obama Administration published detailed guidelines implementing HAMP, and authorized servicers to begin loan modifications. PNC began participating in the HAMP for GSE mortgages in May and for non-GSE mortgages in July, and plans to evaluate participation in the Second Lien Program. This program is scheduled to terminate as of December 31, 2012.

Home Affordable Refinance Program (HARP) – Another part of its efforts to stabilize the US housing market is the Obama Administration’s Home Affordable Refinance Program

(HARP), which provides a means for certain borrowers to refinance their mortgage loans. PNC began participating in HARP in May 2009. The program is scheduled to terminate as of June 10, 2010.

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

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following, some of which may be affected by legislative, regulatory and administrative initiatives, such as the Federal government initiatives outlined above:

•	General economic conditions, including the speed and stamina of the fragile recovery,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Progress toward integrating the National City acquisition,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management, including achieving our cost savings targets associated with our National City integration, and creating positive pre-tax, pre-provision earnings,
•	Managing the distressed assets portfolio and other impaired assets,
•	Maintaining our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management leading to a return to our desired moderate risk profile, and
•	Actions we take within the capital and other financial markets.

SUMMARY FINANCIAL RESULTS

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Net income, in millions	$559	$259	$1,296	$1,160
Diluted earnings per common share	$1.00	$.70	$2.17	$3.23
Return on:
Average common shareholders’ equity	8.70%	7.44%	6.77%	10.91%
Average assets	.81%	.72%	.62%	1.09%

Highlights of the third quarter of 2009 included the following:

•	Pretax pre-provision earnings of $1.7 billion exceeded the provision for credit losses by more than $750 million in the third quarter of 2009.
•

Total revenue of $4.0 billion for the third quarter of 2009 reflected strong net interest income and noninterest income as our diverse sources of revenue continued to deliver high quality results. The net interest margin increased 16 basis points to 3.76% for the third quarter of 2009 compared with the second quarter of 2009 primarily due to a substantial reduction in the overall cost of funds.

•	Expenses remained well controlled and declined $279 million, or 10%, compared with the second quarter of 2009.
•

Capital ratios strengthened as we increased the Tier 1 risk-based capital ratio by 40 basis points to 10.9% at September 30, 2009 and added 20 basis points to the Tier 1 common equity ratio, which was 5.5% at that date.

•

We continued to maintain a strong liquidity position with an 87% loan to deposit ratio at September 30, 2009 combined with significant liquid assets and borrowing capacity. Transaction deposits increased $1 billion during the third quarter, reflecting growth of approximately $3 billion before the impact of the required branch divestitures that included $2 billion of transaction deposits. During the third quarter of 2009 we continued to manage deposit pricing, reducing nonrelationship certificates of deposit.

•

Loans declined 3% during the third quarter to $161 billion reflecting paydowns and reduced demand as customers decreased debt, as well as net charge-offs. We remain committed to responsible lending, and loans and commitments of approximately $28 billion were originated and renewed during the third quarter of 2009 as we continued to make credit available.

•

Credit quality deterioration occurred at a slower pace during the third quarter. We strengthened loan loss reserves. The provision for credit losses exceeded net charge-offs by $264 million and the ratio of allowance for loan and lease losses to total loans increased to 2.99% at September 30, 2009 from 2.77% at June 30, 2009. Net charge-offs to average loans were 1.59% on an annualized basis for the third quarter, down from 1.89% for the second quarter of 2009. The allowance for loan and lease losses of $4.8 billion combined with the fair value marks of $6.6 billion on purchased impaired loans represented approximately 7% loss coverage against the loan portfolio at September 30, 2009.

•	Overall the acquisition of National City Corporation continued to exceed expectations.
•	The transaction was accretive to earnings for the first nine months of 2009 and is expected to be accretive for the full year.
•

We realized cost savings of approximately $200 million in the third quarter of 2009, an increase of $60 million from the second quarter. This brings cumulative savings to more than $460 million, ahead of plan and on track to exceed our $1.2 billion two-year goal.

•	We completed the required divestiture of 61 branches including $4.1 billion of deposits and $.8 billion of loans by September 4, 2009.
•

The consolidation of bank charters and first major conversion of National City customers to the PNC platform is scheduled for completion by November 9, 2009, with the remaining conversions to be completed by June 2010.

•	The combined company is committed to delivering the PNC brand for client and business growth.

Our Consolidated Income Statement Review section of this Financial Review describes in greater detail the various items that impacted our results for the third quarter and first nine months of 2009 and 2008.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of recent acquisitions.

Our Average Consolidated Balance Sheet for the first nine months of 2009 included the impact of National City, which was the primary driver of increases compared with the first nine months of 2008. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at September 30, 2009 compared with December 31, 2008.

Total average assets were $278.6 billion for the first nine months of 2009 compared with $141.7 billion for the first nine months of 2008. Total average assets for the first nine months of 2009 included $129.4 billion related to National City.

Average interest-earning assets were $241.0 billion for the first nine months of 2009, including $117.9 billion related to National City, compared with $113.4 billion in the first nine months of 2008. An increase of $96.3 billion in loans, including $94.1 billion related to National City, and a $15.6 billion increase in securities available for sale, including $11.4 billion related to National City, were reflected in the increase in average interest-earning assets. In addition, securities held to maturity, including those transferred by PNC in the fourth quarter of 2008 from the available for sale portfolio, averaged $3.9 billion in the first nine months of 2009.

Average noninterest-earning assets totaled $37.6 billion in the first nine months of 2009 compared with $28.2 billion in the prior year period. For the first nine months of 2009, average noninterest-earning assets related to National City totaled $10.7 billion.

The increase in average total loans, which includes the impact of National City as indicated above, reflected growth in commercial loans of $32.4 billion, consumer loans of $32.0 billion, commercial real estate loans of $15.9 billion and residential mortgage loans of $12.4 billion. Loans represented 70% of average interest-earning assets for the first nine months of 2009 and 63% for the first nine months of 2008.

Average residential mortgage-backed securities increased $12.6 billion compared with the first nine months of 2008. Average US Treasury and government agencies securities increased $3.8 billion, average other debt increased $.9 billion, and average state and municipal securities increased $.7 billion in the comparison. These increases were largely as a result of the National City acquisition and were partially offset by declines of $1.1 billion in average commercial mortgage-backed securities and $1.3 billion in average asset-backed securities compared with the prior year period. Investment securities comprised 21% of average interest-earning assets for the first nine months of 2009 and 28% for the first nine months of 2008.

Average total deposits were $191.2 billion for the first nine months of 2009, including $102.3 billion related to National City, compared with $83.5 billion for the first nine months of 2008. Average deposits grew from the prior year period primarily as a result of increases in retail certificates of deposit, money market balances, and demand and other noninterest-bearing deposits. Average total deposits represented 69% of average total assets for the first nine months of 2009 and 59% for the first nine months of 2008.

Average transaction deposits were $118.7 billion for the first nine months of 2009, including $51.9 billion related to National City, compared with $54.8 billion for the first nine months of 2008.

Average borrowed funds were $45.7 billion for the first nine months of 2009, including $18.9 billion related to National City, compared with $31.8 billion for the first nine months of 2008.

BUSINESS SEGMENT HIGHLIGHTS

In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the acquisition of National City. As a result, we now have seven reportable business segments, which include:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Global Investment Servicing
•	Distressed Assets Portfolio

Business segment results for the third quarter and first nine months of 2008 have been reclassified to reflect current methodologies and current business and management structure and present prior periods on the same basis.

Total business segment earnings were $1.8 billion for the first nine months of 2009 and $910 million for the first nine months of 2008. Third quarter 2009 business segment earnings totaled $598 million compared with $245 million for the third quarter of 2008. Results for the first nine months and third quarter of 2009 for all of our business segments except BlackRock and Global Investment Servicing reflect the impact of revenues and expenses associated with businesses acquired with National City. Highlights of results for the third quarter and first nine months of 2009 and 2008 are included below.

The Business Segments Review section of this Financial Review includes further analysis of our business segment results over these periods.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis in Note 19 Segment Reporting.

Retail Banking

Retail Banking’s earnings were $161 million for the first nine months of 2009 compared with $260 million for the same period in 2008. For the third quarter of 2009, Retail Banking’s earnings were $50 million compared with $36 million for the third quarter of 2008. Results were challenged in this environment by ongoing credit deterioration, a lower yield assigned to our deposits, reduced consumer spending and increased FDIC insurance costs. Pre-tax, pre-provision earnings were $1.2 billion for the first nine months of 2009 and $394 million for the third quarter of 2009. Retail Banking continues to maintain its focus on customer and deposit growth, employee and customer satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $749 million in the first nine months of 2009 compared with $271 million for the same period in 2008. For the first nine months of 2009, total revenue of $3.9 billion was strong given the current environment, driven primarily by net interest income. Noninterest expense was tightly managed, and earnings were impacted by the higher provision for credit losses, indicative of deteriorating credit quality and the weakened economy. For the third quarter of 2009, Corporate & Institutional Banking’s earnings were $283 million compared with $90 million for the third quarter of 2008. The increase was primarily due to higher net interest income.

Asset Management Group

Asset Management Group’s earnings were $82 million for the first nine months of 2009 compared with $97 million for the same period in 2008. Results for 2009 reflected a 63% increase in discretionary assets under management that drove higher asset management fees and strong revenue growth. The 15% decline in earnings over the prior year was driven by an increased provision for credit losses. The business achieved pretax, pre-provision earnings growth of 29% over the first nine months of 2008 as the business remained focused on client growth, retention and satisfaction, expense management and the National City integration. Earnings for the Asset Management Group totaled $35 million for the third quarter of 2009 compared with $26 million for the third quarter of 2008.

Residential Mortgage Banking

Residential Mortgage Banking earned $410 million for the first nine months of 2009, including $91 million in the third quarter, driven by strong loan origination activity and net mortgage servicing rights hedging gains. This business segment consists primarily of activities acquired with National City. We do not expect to sustain this level of earnings in the near term.

BlackRock

Our BlackRock business segment earned $151 million in the first nine months of 2009 and $185 million in the first nine months of 2008. Lower equity markets in the first quarter of 2009 impacted BlackRock’s results in this comparison. Third quarter 2009 business segment earnings from BlackRock were $74 million compared with $56 million in the third quarter of 2008 as rallies in equity and fixed income markets along with improved investor sentiment drove improved results.

Global Investment Servicing

Global Investment Servicing earned $41 million for the first nine months of 2009 compared with $97 million for the same period of 2008. For the third quarter of 2009, Global Investment Servicing earned $19 million compared with $34 million for the third quarter of 2008. Results for 2009 were negatively impacted by declines in asset values, fund redemptions, and account closures as a result of the deterioration of the financial markets and the settlement of a legal matter in the first half of 2009.

Distressed Assets Portfolio

This business segment consists primarily of assets acquired with National City. The Distressed Assets Portfolio had earnings of $197 million for the first nine months of 2009, including $39 million in the third quarter. Earnings for the first nine months of 2009 were comprised largely of net interest income of $861 million. The provision for credit losses was $416 million, which reflected credit quality deterioration particularly in the residential development construction and mortgage portfolios. Noninterest expense was $197 million for the first nine months of 2009, comprised primarily of costs associated with foreclosed assets and servicing costs.

Other

“Other” reported a net loss of $495 million for the first nine months of 2009 compared with earnings of $250 million for the first nine months of 2008. The loss for 2009 included the after-tax impact of other-than-temporary impairment charges and alternative investment writedowns, integration costs related primarily to the National City acquisition, a special FDIC assessment, and equity management losses. These items were somewhat offset by a gain related to PNC’s BlackRock LTIP shares obligation in the first quarter and net gains on sales of securities. Earnings for 2008 reflected net securities gains and the partial reduction of the Visa indemnification liability, partially offset by trading losses.

“Other” reported a net loss of $39 million for the third quarter of 2009 compared with earnings of $14 million for the third quarter of 2008. The net loss in the 2009 quarter was primarily due to integration costs related largely to the National City acquisition.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first nine months of 2009 was $1.3 billion and for the first nine months of 2008 was $1.2 billion. Net income for the third quarter of 2009 was $559 million compared with net income of $259 million for the third quarter of 2008. Our Consolidated Income Statement for the third quarter and first nine months of 2009 includes operating results of National City. As a result, increases in income statement comparisons to the comparable 2008 periods, except as noted, are primarily due to the operating results of National City.

Total revenue for the first nine months of 2009 was $11.9 billion compared with $5.5 billion for the first nine months of 2008. Total revenue for the third quarter of 2009 increased to $4.0 billion from $1.7 billion for the third quarter of 2008.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended Sept. 30		Nine months ended Sept. 30
Dollars in millions	2009	2008	2009	2008
Net interest income	$2,222	$1,000	$6,709	$2,831
Net interest margin	3.76%	3.46%	3.72%	3.34%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The increase in net interest income for both 2009 periods shown above compared with the respective 2008 periods reflected the increase in average interest-earning assets due to National City and the improvement in the net interest margin described below.

We expect our net interest income for the fourth quarter of 2009 to be relatively flat and our net interest margin to improve as we capture the remaining benefit from re-pricing our high-cost deposits and deploying some of our balance sheet liquidity into the investment securities portfolio in light of soft loan demand. This assumes our current expectations for interest rates and economic conditions – we include our current economic assumptions underlying our forward-looking statements in the Cautionary Statement Regarding Forward-Looking Information section of this Financial Review.

The net interest margin was 3.72% for the first nine months of 2009 and 3.34% for the first nine months of 2008. The following factors impacted the comparison:

•	A decrease in the rate accrued on interest-bearing liabilities of 99 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 109 basis points.
•

These factors were partially offset by a 54 basis point decrease in the yield on interest-earning assets. The yield on loans, which represented the largest portion of our earning assets in the first nine months of 2009, decreased 46 basis points.

•	In addition, the impact of noninterest-bearing sources of funding decreased 7 basis points.

The net interest margin was 3.76% for the third quarter of 2009 and 3.46% for the third quarter of 2008. The following factors impacted the comparison:

•	A decrease in the rate accrued on interest-bearing liabilities of 90 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 98 basis points.
•

These factors were partially offset by a 54 basis point decrease in the yield on interest-earning assets. The yield on loans, which represented the largest portion of our earning assets in the third quarter of 2009, decreased 41 basis points.

•	In addition, the impact of noninterest-bearing sources of funding decreased 6 basis points.

For comparing to the broader market, the average Federal funds rate was .17% for the first nine months of 2009 compared with 2.40% for the first nine months of 2008. The average Federal funds rate was .15% for the third quarter of 2009 compared with 1.96% for the third quarter of 2008.

NONINTEREST INCOME

Summary

Noninterest income totaled $5.2 billion for the first nine months of 2009, compared with $2.7 billion for the first nine months of 2008.

Noninterest income for the first nine months of 2009 included the following:

•	Net credit-related other-than-temporary impairments (OTTI) on debt and equity securities of $433 million,
•	Net gains on sales of securities of $406 million,
•	Gains on hedges of residential mortgage servicing rights of $320 million,
•	Net losses on private equity and alternative investments of $130 million, and
•	Gains of $103 million related to our BlackRock LTIP shares adjustment in the first quarter.

Noninterest income for the first nine months of 2008 included the impact of the following:

•	Valuation and sale losses related to our commercial mortgage loans held for sale, net of hedges, of $213 million,
•	Income from Hilliard Lyons totaling $164 million, including the first quarter gain of $114 million from the sale of this business,
•	Net OTTI on debt and equity securities of $138 million,
•	Net gains on sales of securities of $104 million,
•	A first quarter gain of $95 million related to the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering, and
•	Gains of $69 million related to our BlackRock LTIP shares adjustment.

Noninterest income totaled $1.8 billion for the third quarter of 2009, compared with $654 million for the third quarter of 2008. The third quarter of 2009 included net gains on sales of securities of $168 million and net credit-related OTTI on debt and equity securities of $129 million. The third quarter of 2008 included net OTTI on debt and equity securities of $129 million, net losses on private equity and alternative investments of $79 million, net trading losses of $54 million and a loss of $51 million related to our BlackRock LTIP shares adjustment.

Additional Analysis

Fund servicing fees totaled $586 million in the first nine months of 2009 compared with $695 million in the first nine months of 2008. For the third quarter of 2009, fund servicing fees were $194 million compared with $233 million in the third quarter of 2008. Fund servicing fees were negatively impacted by declines in asset values associated with the lower equity markets during the first nine months of 2009, particularly during the first quarter.

Global Investment Servicing provided fund accounting/ administration services for $795 billion of net fund investment assets and provided custody services for $427 billion of fund investment assets at September 30, 2009, compared with $774 billion and $399 billion, respectively at June 30, 2009 and $907 billion and $415 billion, respectively, at September 30, 2008. Increases in both categories compared with the balances at June 30, 2009 reflected the recovering market and client inflows. The decrease in accounting/administration net fund assets compared with the prior year balance was due to market levels and the loss of a client.

Asset management revenue increased $50 million to $639 million in the first nine months of 2009 compared with the first nine months of 2008. Asset management revenue increased $62 million in the third quarter of 2009, to $242 million, compared with the third quarter of 2008. These increases reflected improving equity markets, new business generation and a shift in assets into higher yielding equity investments during the third quarter of 2009. Assets managed at September 30, 2009 totaled $104 billion compared with $98 billion at June 30, 2009 and $64 billion at September 30, 2008. Amounts for 2009 include the impact of National City. Higher equity earnings from our BlackRock investment also contributed to the improved third quarter results.

For the first nine months of 2009, consumer services fees totaled $975 million compared with $472 million in the first nine months of 2008. Consumer service fees were $330 million for the third quarter of 2009 compared with $153 million for the third quarter of 2008. Higher consumer service fees in the 2009 periods more than offset reduced fees from lower merchant and brokerage transaction volumes related to the recession.

Corporate services revenue totaled $761 million in the first nine months of 2009 and $547 million in the first nine months of 2008. For the third quarter of 2009, corporate services revenue totaled $252 million compared with $198 million for the third quarter of 2008. Corporate services fees include treasury management fees, which continued to be a strong contributor to revenue.

Residential mortgage fees totaled $883 million in the first nine months of 2009, including $207 million in the third quarter. Fees from strong mortgage refinancing volumes, especially in the first quarter, and $320 million of net hedging gains from mortgage servicing rights were reflected in the first nine months of 2009. Net hedging gains were $60 million in the third quarter. We do not expect to repeat this strong nine-month performance in the near term.

Service charges on deposits totaled $714 million for the first nine months of 2009 and $271 million for the first nine months of 2008. Service charges on deposits totaled $248 million for the third quarter of 2009 compared with $97 million for the third quarter of 2008. In both comparisons, service charges on deposits held firm as checking account growth offset declining customer transaction amounts and volumes.

Net gains on sales of securities totaled $406 million for the first nine months of 2009 and $104 million for the first nine months of 2008. Third quarter net gains on sales of securities were $168 million in 2009 and $55 million in 2008. Third quarter 2009 securities gains related primarily to sales of non-agency and agency residential mortgage-backed securities.

The net credit component of OTTI of securities recognized in earnings was a loss of $433 million in the first nine months of 2009, including $129 million in the third quarter. OTTI for the first nine months and third quarter of 2008 were $138 million and $129 million, respectively.

Other noninterest income totaled $666 million for the first nine months of 2009 compared with $143 million for the first nine months of 2008. Other noninterest income for the first nine months of 2009 included gains on sales of loans of $174 million, trading income of $111 million, gains of $103 million related to our equity investment in BlackRock and net losses on private equity and alternative investments of $130 million.

Other noninterest income for the first nine months of 2008 included the $114 million gain from the sale of Hilliard Lyons, the $95 million Visa gain, gains of $69 million related to our equity investment in BlackRock, and losses related to our commercial mortgage loans held for sale, net of hedges, of $213 million.

Other noninterest income for the third quarter of 2009 totaled $314 million compared with a negative $133 million for the third quarter of 2008. The third quarter of 2009 included $88 million of gains on sales of loans. The third quarter of 2008 included net losses on private equity and alternative investments of $79 million, net trading losses of $54 million and a loss of $51 million related to our BlackRock LTIP shares adjustment.

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

We expect client-related noninterest income to continue to improve in the fourth quarter of 2009. We also expect that the first conversion of National City customers to the PNC platform in early November 2009 will create more product cross-selling opportunities.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management and capital markets-related products and services and commercial mortgage banking activities, that are marketed by several businesses to commercial and retail customers.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $840 million for the first nine months of 2009 and $415 million for the first nine months of 2008. For the third quarter of 2009, treasury management revenue was $281 million compared with $141 million for the third quarter of 2008. In addition to the impact of National City, these increases were primarily related to deposit growth and continued growth in legacy offerings such as purchasing cards and services provided to the Federal government and healthcare customers.

Revenue from capital markets-related products and services totaled $346 million in the first nine months of 2009 compared with $260 million in the first nine months of 2008. Third quarter 2009 revenue was $155 million compared with $80 million for the third quarter of 2008. The impact of National City-related revenue in both comparisons helped to offset declines in merger and acquisition revenues reflecting the difficult financing environment.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $352 million in the first nine months of 2009 compared with $11 million in the first nine months of 2008. For the third quarter of 2009, revenue from commercial mortgage banking activities totaled $119 million compared with a loss of $1 million for the third quarter of 2008. The first nine months of 2009 included gains of $62 million on commercial mortgage loans held for sale, net of hedges. Losses of $213 million on commercial mortgage loans held for sale, net of hedges, reduced revenue for the first nine months of 2008.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $2.9 billion for the first nine months of 2009 compared with $527 million for the first nine months of 2008. For the third quarter of 2009, the provision for credit losses totaled $914 million compared with $190 million for the third quarter of 2008. The provisions for credit losses for the first nine months and third quarter of 2009 were in excess of net charge-offs of $1.9 billion and $650 million, respectively, due to required increases to our allowance for loan and lease losses reflecting continued deterioration in the credit markets and the resulting increase in nonperforming loans.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

We expect the provision for credit losses in the fourth quarter of 2009 to be relatively consistent with the provision recognized in the third quarter of 2009.

NONINTEREST EXPENSE

Noninterest expense for the first nine months of 2009 was $7.4 billion compared with $3.3 billion in the first nine months of 2008. Noninterest expense totaled $2.4 billion in the third quarter of 2009 compared with $1.1 billion in the third quarter of 2008. The increases in both comparisons were substantially related to National City. We also recorded a special FDIC assessment of $133 million in the second quarter of 2009. This assessment was intended to build the FDIC’s Deposit Insurance Fund.

Integration costs totaled $266 million in the first nine months of 2009 compared with $41 million in the first nine months of 2008. Integration costs in the third quarter of 2009 totaled $89 million compared with $14 million in the third quarter of 2008.

Annualized National City acquisition cost savings of approximately $800 million were realized by the third quarter of 2009, on track to exceed our $600 million goal for 2009 and exceed our $1.2 billion two-year goal of reducing combined company annualized noninterest expense.

We expect total noninterest expense for the fourth quarter of 2009 to be approximately the same level as the third quarter of 2009 as ongoing integration costs should be offset by higher cost saves.

EFFECTIVE TAX RATE

Our effective tax rate was 21.9% for the first nine months of 2009 and 32.5% for the first nine months of 2008. For the third quarter of 2009, our effective tax rate was 26.0% compared with 22.2% for the third quarter of 2008. Both 2009 effective tax rates were significantly lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	Sept. 30 2009	Dec. 31 2008
Assets
Loans	$160,608	$175,489
Investment securities	54,413	43,473
Cash and short-term investments	9,982	23,936
Loans held for sale	3,509	4,366
Equity investments	8,684	8,554
Goodwill and other intangible assets	12,734	11,688
Other	21,477	23,575
Total assets	$271,407	$291,081
Liabilities
Deposits	$183,809	$192,865
Borrowed funds	41,910	52,240
Other	14,025	18,328
Total liabilities	239,744	263,433
Total shareholders’ equity	28,928	25,422
Noncontrolling interests	2,735	2,226
Total equity	31,663	27,648
Total liabilities and equity	$271,407	$291,081

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

The decline in total assets at September 30, 2009 compared with December 31, 2008 was primarily due to reduced loan demand and lower interest-earning deposits with banks, partially offset by an increase in lower risk investment securities.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $3.2 billion at September 30, 2009 and $4.1 billion at December 31, 2008, respectively. Absent a significant improvement in the economy or higher loan demand, we expect our total loan portfolio at December 31, 2009 will decline compared with the balance at September 30, 2009.

Loans decreased $14.9 billion, or 8%, as of September 30, 2009 compared with December 31, 2008. Loans represented 59% of total assets at September 30, 2009 and 60% of total assets at December 31, 2008.

Commercial lending represented 54% of the loan portfolio and consumer lending represented 46% at September 30, 2009. Commercial lending declined 14% at September 30, 2009 compared with December 31, 2008. Commercial loans, which comprised 65% of total commercial lending, declined due to reduced demand for new loans, lower utilization levels and paydowns as clients continued to deleverage their balance sheets. Total consumer lending decreased slightly at September 30, 2009 from December 31, 2008.

Details Of Loans

In millions	Sept. 30 2009	Dec. 31 2008
Commercial
Retail/wholesale	$9,404	$11,482
Manufacturing	10,639	13,263
Other service providers	8,364	9,038
Real estate related (a)	7,854	9,107
Financial services	4,422	5,194
Health care	2,888	3,201
Other	13,357	17,935
Total commercial	56,928	69,220
Commercial real estate
Real estate projects	16,112	17,176
Commercial mortgage	7,952	8,560
Total commercial real estate	24,064	25,736
Equipment lease financing	6,283	6,461
TOTAL COMMERCIAL LENDING	87,275	101,417
Consumer
Home equity
Lines of credit	24,272	24,024
Installment	12,098	14,252
Education	6,370	4,211
Automobile	1,988	1,667
Credit card and other unsecured lines of credit	3,533	3,163
Other	4,614	5,172
Total consumer	52,875	52,489
Residential real estate
Residential mortgage	18,469	18,783
Residential construction	1,989	2,800
Total residential real estate	20,458	21,583
TOTAL CONSUMER LENDING	73,333	74,072
Total loans (b)	$160,608	$175,489
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008, amounting to $11.1 billion at September 30, 2009 and $12.7 billion at December 31, 2008.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Commercial lending is the largest category and is the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated $3.3 billion, or 69%, of the total allowance for loan and lease losses at September 30, 2009 to these loans.

We allocated $1.5 billion, or 31%, of the remaining allowance at that date to consumer lending. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Higher Risk Loans

Our home equity lines of credit and installment loans outstanding totaled $36.4 billion at September 30, 2009. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90%. Such loans totaled $1.2 billion or approximately 3% of the total home equity line and installment loans at September 30, 2009. These higher risk loans were concentrated in our geographic footprint with 29% in Pennsylvania, 14% in Ohio, 11% in New Jersey, 7% in Illinois, 6% Missouri, and 5% in Kentucky, with the remaining loans dispersed across several other states. Option ARM loans and negative amortization loans in this portfolio were not significant. Within the higher risk home equity portfolio, approximately 11% are in some stage of delinquency and 5% are in late stage (90+ days) delinquency status.

In our $18.5 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90% totaled $0.5 billion and comprised approximately 3% of this portfolio at September 30, 2009. Fifteen percent of the higher risk loans are located in California, 14% in Illinois, 13% in Florida, 9% in Maryland, 6% in Pennsylvania, 6% in Ohio, and 6% in New Jersey, with the remaining loans dispersed across several other states. Option ARM loans and negative amortization loans in this portfolio were not significant. Within the higher risk residential mortgage portfolio, approximately 48% are in some stage of delinquency and 36% are in 90+ days late stage delinquency status.

Our higher risk loans as defined above exclude government insured/government guaranteed loans. We believe that government insured/government guaranteed loans will not result in a significant loss because of their structure.

Within our home equity lines of credit, installment loans and residential mortgage portfolios, approximately 3% of the aggregate $54.9 billion loan outstandings have loan-to-value ratios in excess of 100%. The impact of housing price depreciation is reflected in the allowance for loans and lease losses as a result of the consumer reserve methodology process. The consumer reserve process is sensitive to collateral values which in turn affect loan loss severity. While our consumer reserve methodology strives to reflect all significant risk factors, there is an element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information such as housing price depreciation. We provide additional reserves where appropriate to provide coverage for losses attributable to such risks.

We obtain updated property values annually for select residential mortgage loan portfolios. We are expanding this valuation process to update the property values on the majority of our real estate secured consumer loan portfolios.

Valuation of FASB ASC 310-30 Purchased Impaired Loans

	Original December 31, 2008		Revised December 31, 2008
Dollars in billions	Balance	Fair Value Mark	Balance	Fair Value Mark
Commercial and commercial real estate loans:
Unpaid principal balance	$4.0		$6.3
Fair value mark	(2.2)	(55)%	(3.4)	(54)%
Net investment	1.8		2.9
Consumer and residential mortgage loans:
Unpaid principal balance	15.3		15.6
Fair value mark	(5.2)	(34)%	(5.8)	(37)%
Net investment	10.1		9.8
Total FASB ASC 310-30 purchased impaired loans:
Unpaid principal balance	19.3		21.9
Fair value mark	(7.4)	(38)%	(9.2)	(42)%
Net investment	$11.9		$12.7

Subsequent to December 31, 2008, an additional $2.6 billion of acquired National City loans were identified as impaired under FASB ASC 310-30. A total fair value mark of $1.8 billion was recorded, resulting in a $.8 billion net investment. These impairments were effective December 31, 2008 based on additional information regarding the borrowers and credit conditions that existed as of the acquisition date.

The unpaid principal balance of purchased impaired loans declined from $21.9 billion at December 31, 2008 to $17.7 billion at September 30, 2009 due to amounts determined to be uncollectible, payoffs and disposals. The remaining fair value mark at September 30, 2009 was $6.6 billion and declined from $9.2 billion at December 31, 2008 primarily due to amounts determined to be uncollectible. The net investment of $12.7 billion at December 31, 2008 declined to $11.1 billion at September 30, 2009 due to payoffs and disposals, partially offset by accretion during the first nine months of 2009. We currently expect to collect total cash flows of $14.2 billion on purchased impaired loans, representing the $11.1 billion recorded investment at September 30, 2009 and the accretable net interest of $3.1 billion shown in the table.

Information related to purchase accounting accretion and accretable net interest recognized during 2009 in connection with our acquisition of National City follows.

Purchase Accounting Accretion

In millions	Three months ended Sept. 30 2009	Nine months ended Sept. 30 2009
Performing loans	$172	$662
Impaired loans	204	720
Reversal of contractual interest on impaired loans	(167)	(584)
Net impaired loans	37	136
Securities	25	97
Deposits	231	807
Borrowings	(58)	(195)
Total	$407	$1,507

Accretable Net Interest

In billions	December 31 2008	Sept. 30 2009
Performing loans	$2.4	$1.7
Impaired loans	3.7	3.1
Total loans (a)	6.1	4.8
Securities	.2	.1
Deposits	2.1	1.2
Borrowings	(1.8)	(1.3)
Total	$6.6	$4.8
(a)	Prior to the reversal of contractual interest on impaired loans.

Adjustments to the recorded investment in purchased impaired loans include purchase accounting accretion, reclassifications from nonaccretable to accretable interest as a result of increases in estimated cash flows, and reductions in the accretable amount as a result of additional loan impairments as of the National City acquisition close date of December 31, 2008.

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

In millions	Sept. 30 2009	Dec. 31 2008
Commercial and commercial real estate (a)	$60,222	$60,020
Home equity lines of credit	21,021	23,195
Consumer credit card lines	18,721	19,028
Other	2,705	2,645
Total	$102,669	$104,888
(a)	Less than 5% of these amounts relate to commercial real estate.

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $9.6 billion at September 30, 2009 and $8.6 billion at December 31, 2008.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $6.4 billion at September 30, 2009 and $7.0 billion at December 31, 2008 and are included in the preceding table primarily within the “Commercial and commercial real estate” category.

In addition to credit commitments, our net outstanding standby letters of credit totaled $9.9 billion at September 30, 2009 and $10.3 billion at December 31, 2008. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

INVESTMENT SECURITIES

Details of Investment Securities

In millions	Amortized Cost	Fair Value
September 30, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$6,892	$6,917
Residential mortgage-backed
Agency	23,251	23,806
Non-agency	11,064	8,771
Commercial mortgage-backed
Agency	1,087	1,117
Non-agency	3,974	3,751
Asset-backed	1,921	1,513
State and municipal	1,349	1,368
Other debt	1,886	1,929
Corporate stocks and other	553	576
Total securities available for sale	$51,977	$49,748
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$1,965	$2,170
Asset-backed	2,541	2,629
Other debt	159	161
Total securities held to maturity	$4,665	$4,960
December 31, 2008
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$738	$739
Residential mortgage-backed
Agency	22,744	23,106
Non-agency	13,205	8,831
Commercial mortgage-backed (non-agency)	4,305	3,446
Asset-backed	2,069	1,627
State and municipal	1,326	1,263
Other debt	563	559
Corporate stocks and other	575	571
Total securities available for sale	$45,525	$40,142
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$1,945	$1,896
Asset-backed	1,376	1,358
Other debt	10	10
Total securities held to maturity	$3,331	$3,264

The carrying amount of investment securities totaled $54.4 billion at September 30, 2009 and $43.5 billion at December 31, 2008 and represented 20% of total assets at September 30, 2009 compared with 15% of total assets at December 31, 2008. The increase in securities of $10.9 billion since December 31, 2008 primarily reflected the purchase of US Treasury and government agency securities as well as price appreciation in the available for sale portfolio, partially offset by maturities, prepayments and sales.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. Overall, we consider the portfolio to be well-diversified and high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 59% of the investment securities portfolio at September 30, 2009.

At September 30, 2009, the securities available for sale portfolio included a net unrealized loss of $2.2 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2008 was a net unrealized loss of $5.4 billion. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. The net unrealized losses at September 30, 2009 did not reflect significant credit quality concerns with the underlying assets. The decline in the unrealized pretax loss from year-end was primarily the result of improving fair values in non-agency residential mortgage-backed and non-agency commercial mortgage-backed securities. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 4.0 years at September 30, 2009 and 3.1 years at December 31, 2008.

We estimate that at September 30, 2009 the effective duration of investment securities was 2.6 years for an immediate 50 basis points parallel increase in interest rates and 2.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2008 were 3.7 years and 3.1 years, respectively.

The following table provides detail regarding the current credit rating, vintage and FICO score of the underlying collateral at origination for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available-for-sale and held-to- maturity portfolios:

	September 30, 2009
	Agency		Non-agency
Dollars in millions	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Other Asset-Backed Securities
Fair Value – Available for Sale	$23,806	$1,117	$8,771	$3,751	$1,513
Fair Value – Held to Maturity				2,170	2,629
Total Fair Value	$23,806	$1,117	$8,771	$5,921	$4,142
% of Fair Value:
By Vintage
2009	28%	81%	1%		25%
2008	26%	2%			13%
2007	11%		16%	16%	24%
2006	13%	1%	23%	34%	17%
2005 and earlier	22%	16%	60%	50%	21%
Total	100%	100%	100%	100%	100%
By Credit Rating
Agency	100%	100%
AAA			16%	95%	71%
AA			8%	2%	5%
A			7%	2%	1%
BBB			11%	1%	2%
BB			15%		6%
B			14%		3%
Lower than B			29%		9%
No rating					3%
Total	100%	100%	100%	100%	100%
By FICO Score
>720			61%		4%
<720 or >660			30%		12%
<660					4%
No FICO score	N/A	N/A	9%	N/A	80%
Total			100%		100%

At least quarterly we conduct a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine whether the loss represents OTTI. Our assessment considers the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, our judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. We also consider the severity of the impairment and the length of time that the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Balance Sheet Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other than temporary.

New US GAAP issued in April 2009 amended OTTI guidance for debt securities regarding recognition and disclosure. The major change in the guidance was the requirement to recognize only the credit portion of OTTI charges in current earnings for those debt securities where there is no intent to sell and it is not more likely than not that the entity would be required to sell the security prior to expected recovery. The remaining portion of OTTI charges is included in accumulated other comprehensive loss.

PNC adopted this guidance effective January 1, 2009. Upon adoption, we recorded a cumulative effect adjustment of $110 million to retained earnings at January 1, 2009 to reclassify the noncredit component of OTTI recognized in 2008 from retained earnings to accumulated other comprehensive loss. During the first nine months of 2009, we recognized OTTI losses of $1.5 billion, of which $433 million represented the credit portion of the losses recognized as a reduction of noninterest income in our Consolidated Income Statement. The remaining noncredit portion of the OTTI losses totaled $1.1 billion and was recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet at September 30, 2009. The credit portion of OTTI recognized in our Consolidated Income Statement for the third quarter of 2009 was $129 million. Included below is detail on the net unrealized losses and OTTI credit losses recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent the portfolios that have generated the majority of the OTTI losses.

A summary of all OTTI credit losses recognized for the third quarter and first nine months of 2009 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report.

	September 30, 2009
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Other Asset-Backed Securities
AVAILABLE FOR SALE SECURITIES NON-AGENCY
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
By Credit Rating
AAA	$1,434	$(241)	$3,444	$(106)	$610	$(22)
Other Investment Grade (AA, A, BBB)	2,214	(300)	277	(103)	121	(21)
Total Investment Grade	3,648	(541)	3,721	(209)	731	(43)
BB	1,323	(422)	30	(14)	245	(79)
B	1,248	(419)			133	(70)
Lower than B	2,551	(911)			347	(194)
No Rating	1				57	(22)
Total Sub-Investment Grade	5,123	(1,752)	30	(14)	782	(365)
Total	$8,771	$(2,293)	$3,751	$(223)	$1,513	$(408)
Investment Grade:
OTTI has been recognized	$57	$(12)
No OTTI recognized to date	3,591	(529)	$3,721	$(209)	$731	$(43)
Total Investment Grade	$3,648	$(541)	$3,721	$(209)	$731	$(43)
Sub-Investment Grade:
OTTI has been recognized	$2,031	$(870)			$495	$(238)
No OTTI recognized to date	3,092	(882)	$30	$(14)	287	(127)
Total Sub-Investment Grade	$5,123	$(1,752)	$30	$(14)	$782	$(365)
SECURITIES HELD TO MATURITY NON-AGENCY
By Credit Rating
AAA			$2,170	$205	$2,314	$97
Other Investment Grade (AA, A, BBB)					211	10
Total Investment Grade			2,170	205	2,525	107
B					4
Lower than B					40	(4)
No Rating					60	(15)
Total Sub-Investment Grade					104	(19)
Total			$2,170	$205	$2,629	$88

Residential Mortgage-Backed Securities

At September 30, 2009, our residential mortgage-backed securities portfolio was comprised of $23.8 billion fair value of US government agency-backed securities and $8.8 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first nine months of 2009, we recorded OTTI credit losses of $340 million on non-agency residential mortgage-backed securities, including $92 million in the third quarter. As of September 30, 2009, $302 million of the year-to-date credit losses related to securities rated below investment grade. As of September 30, 2009, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for non-agency residential mortgage-backed securities totaled $882 million and the related securities had a fair value of $2.1 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of September 30, 2009 totaled $3.1 billion, with unrealized net losses of $882 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $5.9 billion at September 30, 2009 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $1.1 billion fair value at September 30, 2009 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

During the first nine months of 2009, we recorded OTTI credit losses of $6 million on non-agency commercial mortgage-backed securities. There were no OTTI credit losses on commercial mortgage-backed securities recorded during the third quarter. The remaining fair value of the securities for which OTTI was recorded approximates zero. All of the impaired securities were rated below investment grade.

Other Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $4.1 billion at September 30, 2009 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including second-lien residential mortgage loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first nine months of 2009, we recorded OTTI credit losses of $76 million on other asset-backed securities, including $34 million in the third quarter of 2009. All of the securities were collateralized by second-lien residential mortgage loans and were rated below investment grade. As of September 30, 2009, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for other asset-backed securities totaled $238 million and the related securities had a fair value of $495 million.

For the sub-investment grade investment securities for which we have not recorded an OTTI loss through September 30, 2009, the remaining fair value was $391 million, with unrealized net losses of $146 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further detail regarding our process for assessing OTTI for these securities.

If the current housing and economic crisis were to continue for the foreseeable future or worsen, if market volatility and illiquidity were to continue or worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

Loans Held For Sale

In millions	Sept. 30 2009	Dec. 31 2008
Commercial mortgages at fair value (a)	$1,121	$1,401
Commercial mortgages at lower of cost or market	689	747
Total commercial mortgages	1,810	2,148
Residential mortgages at fair value (a)	1,551	1,824
Residential mortgages at lower of cost or market	1	138
Total residential mortgages	1,552	1,962
Other	147	256
Total	$3,509	$4,366
(a)	Balance at December 31, 2008 includes loans held for sale which were acquired from National City and recorded at fair value at the date of acquisition.

We stopped originating certain commercial mortgage loans designated as held for sale during the first quarter of 2008 and intend to continue pursuing opportunities to reduce these positions at appropriate prices. Strong origination volumes partially offset sales to government agencies of $4.0 billion of commercial mortgages held for sale at lower of cost or market during the first nine months of 2009, including $0.8 billion in the third quarter.

We recognized net gains of $62 million in the first nine months of 2009 on the valuation and sale of commercial mortgage loans held for sale, net of hedges, including $28 million in the third quarter. Losses of $213 million on the valuation and sale of commercial mortgage loans held for sale carried at fair value, net of hedges, were recognized in the first nine months of 2008, including losses of $75 million in the third quarter of that year. We sold $.2 billion and $.5 billion, respectively, of commercial mortgage loans held for sale carried at fair value in the first nine months of 2009 and 2008.

Residential mortgage loans held for sale decreased during the first nine months of 2009 despite strong refinancing volumes, especially in the first quarter. Loan origination volume was $16.9 billion, including $3.6 billion in the third quarter. Substantially all such loans were originated to agency standards. We sold $17.0 billion of loans and recognized related gains of $409 million during the first nine months of 2009, of which $83 million occurred in the third quarter.

Net interest income on residential mortgage loans held for sale was $261 million for the first nine months of 2009, including $83 million in the third quarter.

Goodwill and Other Intangible Assets

Goodwill increased $418 million and other intangible assets increased $628 million at September 30, 2009 compared with December 31, 2008. Note 2 National City Acquisition and

Note 9 Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements of this Report have further details on the National City-related items that were the primary drivers of these increases.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	Sept. 30 2009	Dec. 31 2008
Deposits
Money market	$73,754	$67,678
Demand	47,877	43,212
Retail certificates of deposit	50,524	58,315
Savings	6,375	6,056
Other time	1,935	13,620
Time deposits in foreign offices	3,344	3,984
Total deposits	183,809	192,865
Borrowed funds
Federal funds purchased and repurchase agreements	3,996	5,153
Federal Home Loan Bank borrowings	11,953	18,126
Bank notes and senior debt	12,424	13,664
Subordinated debt	10,501	11,208
Other	3,036	4,089
Total borrowed funds	41,910	52,240
Total	$225,719	$245,105

Total funding sources decreased $19.4 billion at September 30, 2009 compared with December 31, 2008 driven by declines in other time deposits, retail certificates of deposit and Federal Home Loan Bank borrowings.

Total deposits decreased $9.1 billion at September 30, 2009 compared with December 31, 2008. Relationship-growth driven increases in money market, demand and savings deposits were more than offset by declines in other time deposits, reflecting a planned run-off of brokered certificates of deposits, and retail certificates of deposits. Interest-bearing deposits represented 77% of total deposits at September 30, 2009 compared with 81% at December 31, 2008.

The $10.3 billion decline in borrowed funds since December 31, 2008 primarily resulted from repayments of Federal Home Loan Bank borrowings. During the first quarter of 2009, PNC issued $1.0 billion of senior notes guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. In addition, PNC issued $1.5 billion of senior notes during the second and third quarters of 2009, which were not issued under the Temporary Liquidity Guarantee Program. The Liquidity Risk Management section of this Financial Review contains further details regarding actions we have taken which impacted our borrowed funds balances in 2009.

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

Total shareholders’ equity increased $3.5 billion, to $28.9 billion, at September 30, 2009 compared with December 31, 2008 primarily due to the following:

•

A decline of $2.0 billion in accumulated other comprehensive loss primarily as a result of decreases in net unrealized securities losses as more fully described in the Investment Securities portion of this Consolidated Balance Sheet Review,

•	An increase of $.7 billion in retained earnings, and
•	An increase of $.5 billion in capital surplus-common stock and other, primarily due to the May 2009 common stock issuance.

Common shares outstanding were 461 million at September 30, 2009 and 443 million at December 31, 2008. As described in the Executive Summary section of this Financial Review, in May 2009 we raised $624 million in new common equity at market prices through the issuance of 15 million shares of common stock. The offering was related to our plan for increasing common equity following the results of the stress tests conducted under the Supervisory Capital Assessment Program by the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency.

We expect to continue to increase our common equity as a proportion of total capital through growth in retained earnings and will consider other capital opportunities as appropriate. We do not contemplate exchanging any of the shares of preferred stock issued to the US Treasury under the TARP Capital Purchase Program for shares of mandatorily convertible preferred stock.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares during the first nine months of 2009 under this program and, as described below, are restricted from doing so under the TARP Capital Purchase Program.

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

Risk-Based Capital

Dollars in millions	Sept. 30 2009	Dec. 31 2008
Capital components
Shareholders’ equity
Common	$20,968	$17,490
Preferred	7,960	7,932
Trust preferred capital securities	2,991	2,898
Noncontrolling interests	1,644	1,506
Goodwill and other intangible assets	(10,550)	(9,800)
Eligible deferred income taxes on goodwill and other intangible assets	768	594
Pension, other postretirement benefit plan adjustments	619	666
Net unrealized securities losses, after-tax	1,556	3,618
Net unrealized losses (gains) on cash flow hedge derivatives, after-tax	(245)	(374)
Other	(195)	(243)
Tier 1 risk-based capital	25,516	24,287
Subordinated debt	5,474	5,676
Eligible allowance for credit losses	2,946	3,153
Total risk-based capital	$33,936	$33,116
Tier 1 common capital
Tier 1 risk-based capital	$25,516	$24,287
Preferred equity	(7,960)	(7,932)
Trust preferred capital securities	(2,991)	(2,898)
Noncontrolling interests	(1,644)	(1,506)
Tier 1 common capital	$12,921	$11,951
Assets
Risk-weighted assets, including off- balance sheet instruments and market risk equivalent assets	$233,375	$251,106
Adjusted average total assets	266,654	138,689
Capital ratios
Tier 1 risk-based	10.9%	9.7%
Tier 1 common	5.5	4.8
Total risk-based	14.5	13.2
Leverage	9.6	17.5

Capital levels were strengthened during the first nine months of 2009. Higher capital levels were net of dividend payments including $237 million paid to the US Department of the Treasury during the first nine months of 2009, of which $95 million was paid during the third quarter, on $7.6 billion of preferred stock. We plan to redeem the Treasury Department’s investment as soon as appropriate and in a shareholder-friendly manner, subject to approval by our banking regulators.

PNC’s Tier 1 risk-based capital ratio increased by 110 basis points to 10.8% at September 30, 2009 from 9.7% at December 31, 2008. The increase in the ratio was due to higher risk-based capital primarily from retained earnings and the May 2009 common equity issuance coupled with a decline in risk-weighted assets. Our Tier 1 common capital ratio was 5.5% at September 30, 2009 compared with 4.8% at December 31, 2008.

The leverage ratio at December 31, 2008 reflected the favorable impact on Tier 1 risk-based capital from the issuance of securities under TARP and the issuance of PNC common stock in connection with the National City acquisition, both of which occurred on December 31, 2008. In addition, the ratio as of that date did not reflect any impact of National City on PNC’s adjusted average total assets.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At September 30, 2009 and December 31, 2008, each of our domestic bank subsidiaries was considered “well capitalized” based on US regulatory capital ratio requirements, which are indicated on page 2 of this Report. We believe our bank subsidiaries will continue to meet these requirements during the remainder of 2009. We merged the charter of PNC Bank Delaware into PNC Bank, N.A. during August 2009. We are merging the charter of National City Bank into PNC Bank, N.A. effective as of the close of business on November 6, 2009.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities including qualified special purpose entities (QSPEs) or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” The following sections of this Report provide further information on these types of activities:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review, and

•	Note 10 Loan Sales and Securitizations and Note 18 Commitments and Guarantees in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report.

The following provides a summary of variable interest entities (VIEs), including those that we have consolidated and those in which we hold a significant variable interest but have not consolidated into our financial statements as of September 30, 2009 and December 31, 2008.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in tax credit investments (a)
September 30, 2009	$2,051	$825
December 31, 2008	$1,690	$921	(b)
Credit Risk Transfer Transaction
September 30, 2009	$900	$900
December 31, 2008	$1,070	$1,070
(a)	Amounts reported primarily represent investments in low income housing projects.
(b)	We have revised this amount as noncontrolling interests are no longer classified as aggregate liabilities.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
September 30, 2009
Market Street	$3,939	$3,965	$6,413	(a)
Partnership interests in tax credit investments (b) (c)	1,767	1,218	734
Collateralized debt obligations	25		2
Total	$5,731	$5,183	$7,149
December 31, 2008
Market Street	$4,916	$5,010	$6,965	(a)
Partnership interests in tax credit investments (b) (c)	1,517	1,041	811
Collateralized debt obligations	20		2
Total	$6,453	$6,051	$7,778
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $5.8 billion and other credit enhancements of $.6 billion at September 30, 2009. The comparable amounts were $6.4 billion and $.6 billion at December 31, 2008. These liquidity commitments are included in the Net Unfunded Credit Commitments table in the Consolidated Balance Sheet Review section of this Report and are factored into our regulatory capital ratios.
(b)	Amounts reported primarily represent investments in low income housing projects.
(c)	Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired National City partnerships.

Market Street

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1/F1 by Standard & Poor’s, Moody’s, and Fitch, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2008 and the first nine months of 2009, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $3.3 billion at September 30, 2009 and $4.4 billion at December 31, 2008. The weighted average maturity of the commercial paper was 26 days at September 30, 2009 and 24 days at December 31, 2008.

Effective October 28, 2008, Market Street was approved to participate in the Federal Reserve’s CPFF authorized under Section 13(3) of the Federal Reserve Act. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expires on February 1, 2010. Market Street had no borrowings under this facility at September 30, 2009.

During the first nine months of 2009, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $135 million with an average balance of $25 million. This compares with a maximum daily position of $75 million with an average balance of $12 million for the year ended December 31, 2008. PNC Capital Markets owned no Market Street commercial paper at September 30, 2009 and December 31, 2008. PNC Bank, N.A. made no purchases of Market Street commercial paper during the first nine months of 2009.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and all of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Program administrator fees related to PNC’s portion of liquidity facilities were $32 million for the first nine months of 2009 and $14 million for the first nine months of 2008. Commitment fees related to PNC’s portion of the liquidity facilities for the first nine months of 2009 and 2008 were insignificant.

The commercial paper obligations at September 30, 2009 and December 31, 2008 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $5.8 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement, such as by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $.6 billion of the liquidity facilities if the underlying assets are in default. See Note 18 Commitments And Guarantees included in the Notes To Consolidated Financial Statements of this Report for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013.

Market Street has entered into a Subordinated Note Purchase Agreement (Note) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.0 million as of September 30, 2009. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

Assets of Market Street (a)

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
September 30, 2009
Trade receivables	$1,549	$3,960	2.06
Automobile financing	624	624	3.93
Auto fleet leasing	382	554	1.12
Collateralized loan obligations	141	166.63
Residential mortgage	14	14	26.25
Other	594	662	2.36
Cash and miscellaneous receivables	635
Total	$3,939	$5,980	2.22
December 31, 2008
Trade receivables	$1,516	$3,370	2.34
Automobile financing	992	992	3.94
Auto fleet leasing	473	560	1.34
Collateralized loan obligations	306	405	1.58
Credit cards	400	400.19
Residential mortgage	14	14	27.00
Other	695	765	2.06
Cash and miscellaneous receivables	520
Total	$4,916	$6,506	2.34
(a)	Market Street did not recognize an asset impairment charge or experience any material rating downgrades during 2008 or the first nine months of 2009.

Market Street Commitments by Credit Rating (a)

	September 30, 2009	December 31, 2008
AAA/Aaa	12%	19%
AA/Aa	45	6
A/A	40	72
BBB/Baa	3	3
Total	100%	100%
(a)	The majority of our facilities are not explicitly rated by the rating agencies. All facilities are structured to meet rating agency standards for applicable rating levels.

We evaluated the design of Market Street, its capital structure, the Note, and relationships among the variable interest holders. Based on this analysis, we are not the primary beneficiary and therefore the assets and liabilities of Market Street are not included in our Consolidated Balance Sheet.

We would consider changes to the variable interest holders (such as new expected loss note investors and changes to program-level credit enhancement providers), terms of expected loss notes, and new types of risks related to Market Street as reconsideration events. We review the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred.

QSPEs

We also transfer loans to QSPEs sponsored by PNC or third parties in connection with loan sales and securitization transactions. These transactions effectively transfer the risk to the QSPE and permit the loans to be excluded from our Consolidated Balance Sheet. See Note 10 Loan Sales and Securitizations for additional information.

Estimated Impact of New Accounting Guidance in 2010

In June 2009, the FASB issued guidance that removes the nonconsolidation exception for QSPEs and includes new criteria for determining the primary beneficiary of a VIE. The guidance also increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE and requires enhanced disclosures. We must adopt this guidance effective January 1, 2010. Based on our preliminary analysis of the new guidance, we expect that we would consolidate Market Street effective January 1, 2010. Accordingly, we would recognize the assets, liabilities and noncontrolling interests of Market Street in our Consolidated Balance Sheet based on their respective carrying amounts as prescribed by the guidance. We also expect that we would consolidate certain QSPEs for the securitization of pools of credit card and jumbo mortgage loans effective January 1, 2010. We expect these changes will have a minimal impact on our capital ratios.

The pro forma impact on total assets of adopting this new accounting standard on January 1, 2010 (based on financial information as of September 30, 2009) for those VIEs that are expected to be consolidated would be as follows:

In millions	Estimated Incremental Assets
Market Street	$3,939
Credit cards	1,621
Jumbo mortgages	247
Total	$5,807

The actual impact of adopting this new accounting standard on January 1, 2010 could differ as financial information changes from the September 30, 2009 estimates and as we further analyze the impact of this new guidance on PNC.

Credit Risk Transfer Transaction

PNC’s subsidiary, National City Bank (NCB), (which will merge into PNC Bank, N.A. in early November 2009) sponsored a special purpose entity (SPE) trust and concurrently entered into a credit risk transfer agreement with an independent third party to mitigate credit losses on a pool of nonconforming mortgage loans originated by its former First Franklin business unit. The SPE was formed with a small equity contribution from NCB and was structured as a bankruptcy-remote entity so that its creditors have no recourse to NCB. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued to NCB asset-backed securities in the form of senior, mezzanine, and subordinated equity notes.

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. NCB was determined to be the primary beneficiary of the SPE as it would absorb the majority of the expected losses of the SPE through its holding of certain of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity associated with the note tranches held by NCB are intercompany balances and are eliminated in consolidation. Nonconforming mortgage loans, including foreclosed properties, pledged as collateral to the SPE remain on the balance sheet and totaled $605 million at September 30, 2009.

In connection with the credit risk transfer agreement, NCB held the right to put the mezzanine notes to the independent third-party once credit losses in the mortgage loan pool exceeded the principal balance of the subordinated equity notes. During the first nine months of 2009, cumulative credit losses in the mortgage loan pool surpassed the principal balance of the subordinated equity notes which resulted in NCB exercising its put option on two of the subordinate mezzanine notes. Cash proceeds received from the third party for the exercise of these put options totaled $36 million. In addition, during the first nine months of 2009 NCB entered into an agreement with the third party to terminate a portion of each party’s rights and obligations under the credit risk transfer agreement for the remaining mezzanine notes. In exchange for $126 million, NCB agreed to terminate its contractual right to put the remaining mezzanine notes to the third party. A pretax gain of $10 million was recognized in noninterest income as a result of these transactions.

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

FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements under Part 1, Item 1 of this Report for further information regarding fair value. In April 2009, new GAAP was issued for estimating fair values when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. As permitted, PNC adopted this guidance effective January 1, 2009.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below. As prescribed by GAAP, the assets and liabilities acquired from National City on December 31, 2008 are excluded from the following disclosures as of that date, but are included as of and for the nine months ended September 30, 2009.

At September 30, 2009, assets recorded at fair value represented 23% of total assets and fair value liabilities represented 2% of total liabilities compared with 13% of total assets and 2% of total liabilities as of December 31, 2008.

Fair Value Measurements – Summary

	September 30, 2009				December 31, 2008 (j)
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$6,634	$29,076	$14,038	$49,748	$347	$21,633	$4,837	$26,817
Financial derivatives (a)	8	4,850	84	4,942	16	5,582	125	5,723
Residential mortgage loans held for sale (b)		1,551		1,551
Trading securities (c)	1,626	351	98	2,075	89	529	73	691
Residential mortgage servicing rights (d)			1,282	1,282			6	6
Commercial mortgage loans held for sale (b)			1,121	1,121			1,400	1,400
Equity investments	1		1,160	1,161			571	571
Customer resale agreements (e)		1,024		1,024		1,072		1,072
Loans (f)		80		80
Other assets (g)		190	496	686		144		144
Total assets	$8,269	$37,122	$18,279	$63,670	$452	$28,960	$7,012	$36,424
Liabilities
Financial derivatives (h)	$4	$3,840	$284	$4,128	$2	$4,387	$22	$4,411
Trading securities sold short (i)	1,208	31		1,239	182	207		389
Other liabilities		6		6		9		9
Total liabilities	$1,212	$3,877	$284	$5,373	$184	$4,603	$22	$4,809
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(c)	Included in trading securities on the Consolidated Balance Sheet. Fair value includes net unrealized gains of $28 million at September 30, 2009 compared with net unrealized losses of $28 million at December 31, 2008.
(d)	Included in other intangible assets on the Consolidated Balance Sheet.
(e)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option for this item.
(f)	Included in loans on the Consolidated Balance Sheet. PNC has elected the fair value option for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(g)	Includes BlackRock Series C Preferred Stock.
(h)	Included in other liabilities on the Consolidated Balance Sheet.
(i)	Included in other borrowed funds on the Consolidated Balance Sheet.
(j)	Excludes assets and liabilities associated with the acquisition of National City.

Valuation Hierarchy

The following is an outline of the valuation methodologies used for measuring fair value for the major items above. GAAP focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants and establishes a reporting hierarchy to maximize the use of observable inputs. The fair value hierarchy (i.e., Level 1, Level 2, and Level 3) is described in detail in Note 8 Fair Value in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report.

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

Securities Available for Sale and Trading Securities

Securities measured at fair value include both the available for sale and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately 50% of our positions are valued using prices obtained from pricing services provided by the Barclay’s Capital Index, formerly known as the Lehman Index, and Interactive Data Corp. (IDC). For approximately 30% more of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include using a discounted cash flow approach or, in certain instances, identifying a proxy security, market transaction or index. For certain security types, primarily non-agency residential and commercial mortgage-backed securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at September 30, 2009, the relevant pricing service information was the predominant input. In the proxy approach, the proxy selected generally has similar credit, tenor, duration, pricing and structuring attributes to the PNC position. The price, market spread, or yield on the proxy is then used to calculate an indicative market price for the security. Depending on the nature of the PNC position and its attributes relative to the proxy, management may make additional adjustments to account for market conditions, liquidity, and nonperformance risk, based on various inputs including recent trades of similar securities, single dealer quotes, and/or other observable and unobservable inputs.

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

Residential Mortgage Loans Held for Sale

We account for residential mortgage loans originated for sale on a recurring basis at fair value. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2.

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

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans held for sale at fair value. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. At origination, these loans were intended for securitization. As such, a synthetic securitization methodology was used historically to value the loans and the related unfunded commitments on an aggregate basis based upon current commercial mortgage-backed securities (CMBS) market structures and conditions. Due to inactivity in the CMBS securitization market in 2008 and 2009, we determine the fair value of commercial mortgage loans held for sale by using a whole loan methodology. Fair value is determined using assumptions that management believes a market participant would use in pricing the loans. When available, valuation assumptions included observable inputs based on whole loan sales. Adjustments are made to these assumptions to account for situations when uncertainties exist, including market conditions and liquidity. Credit risk was included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace. Based on the significance of unobservable inputs, we classified this portfolio as Level 3.

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

Customer Resale Agreements

We account for structured resale agreements, which are economically hedged using free-standing financial derivatives, at fair value. The fair value for structured resale agreements is determined using a model which includes observable market data such as interest rates as inputs. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market-related data. These instruments are classified as Level 2.

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

Level 3 Assets and Liabilities

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. At September 30, 2009, Level 3 fair value assets of $18.3 billion represented 29% of total assets at fair value and 7% of total assets. At December 31, 2008, Level 3 fair value assets of $7.0 billion represented 19% of total assets at fair value and 2% of total assets. Level 3 fair value liabilities of $284 million at September 30, 2009 represented 5% of total liabilities at fair value and less than 1% of total liabilities at that date. Level 3 fair value liabilities of $22 million at December 31, 2008 represented less than 1% of total liabilities at fair value and less than 1% of total liabilities at that date.

During the first nine months of 2009, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $8.2 billion. Total securities measured at fair value at September 30, 2009 and December 31, 2008 included securities available for sale and trading securities consisting primarily of non-agency residential and commercial mortgaged-backed securities where management determined that the volume and level of activity for these assets had significantly decreased. The lack of relevant market activity for these securities resulted in management modifying its valuation methodology for the instruments transferred in the first nine months of 2009. Other Level 3 assets include commercial mortgage loans held for sale, certain equity securities, auction rate securities, corporate debt securities, trading securities, certain private issuer asset-backed securities, private equity investments, residential mortgage servicing rights and other assets.

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

BUSINESS SEGMENTS REVIEW

In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the acquisition of National City. As a result, we now have seven reportable business segments, which include:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Global Investment Servicing
•	Distressed Assets Portfolio

Business segment results for the first nine months of 2008 have been reclassified to reflect current methodologies and current business and management structure and to present prior periods on the same basis.

Results for the first nine months of 2009 for all of our business segments except BlackRock and Global Investment Servicing include revenues and expenses associated with businesses acquired with National City.

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

Period-end Employees

	Sept. 30 2009 (a)	Dec. 31 2008 (a)	Sept. 30 2008
Full-time employees
Retail Banking	21,644	9,304	9,160
Corporate & Institutional Banking	3,861	2,502	2,611
Asset Management Group	3,067	1,836	1,822
Residential Mortgage Banking	3,606
Global Investment Servicing	4,561	4,934	4,969
Distressed Assets Portfolio	157
Other
Operations & Technology	9,400	4,491	4,452
Staff Services and other	4,233	2,246	2,209
Total Other	13,633	6,737	6,661
Total full-time employees	50,529	25,313	25,223
Retail Banking part-time employees	4,859	2,347	2,340
Other part-time employees	1,520	561	566
Total part-time employees	6,379	2,908	2,906
Total National City legacy employees (a)		31,374
Total	56,908	59,595	28,129
(a)	National City’s legacy employees are included in total at December 31, 2008 but are included in the appropriate business segments at September 30, 2009.

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

RESULTS OF BUSINESSES – SUMMARY

(Unaudited)

	Earnings (Loss)		Revenue		Average Assets (a)
Nine months ended September 30 – in millions	2009	2008	2009	2008	2009	2008
Retail Banking (b)	$161	$260	$4,342	$2,063	$65,281	$32,739
Corporate & Institutional Banking	749	271	3,889	1,328	86,385	46,149
Asset Management Group	82	97	701	431	7,388	2,955
Residential Mortgage Banking	410		1,152		8,289
BlackRock	151	185	191	244	4,599	4,529
Global Investment Servicing (c)	41	97	576	702	3,846	4,501
Distressed Assets Portfolio	197		932		23,632
Total business segments	1,791	910	11,783	4,768	199,420	90,873
Other (b) (d) (e)	(495)	250	123	746	79,140	50,781
Total consolidated	$1,296	$1,160	$11,906	$5,514	$278,560	$141,654
(a)	Period-end balances for BlackRock and Global Investment Servicing.
(b)	Amounts for 2009 include the results of the 61 branches divested by early September 2009. Amounts for 2008 reflect the reclassification of the results of Hilliard Lyons, which we sold on March 31, 2008, and the related gain on sale, from Retail Banking to “Other.”
(c)	Global Investment Servicing revenue represents the sum of servicing revenue and nonoperating income (expense) less debt financing costs.
(d)	For our segment reporting presentation in this Financial Review, “Other” for the first nine months of 2009 includes $266 million of pretax integration costs primarily related to National City while “Other” for the first nine months of 2008 includes $66 million of pretax integration costs attributable to other acquisitions.
(e)	“Other” average assets include securities available for sale associated with asset and liability management activities.

RETAIL BANKING

(Unaudited)

Nine months ended September 30 Dollars in millions	2009 (a)	2008
INCOME STATEMENT
Net interest income	$2,689	$1,196
Noninterest income
Service charges on deposits	701	261
Brokerage	186	113
Consumer services	662	311
Other	104	182
Total noninterest income	1,653	867
Total revenue	4,342	2,063
Provision for credit losses	921	299
Noninterest expense	3,158	1,327
Pretax earnings	263	437
Income taxes	102	177
Earnings	$161	$260
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$27,505	$13,206
Indirect	4,049	2,044
Education	5,278	1,762
Credit cards	2,151	251
Other consumer	1,787	467
Total consumer	40,770	17,730
Commercial and commercial real estate	12,488	5,063
Floor plan	1,307	992
Residential mortgage	2,120	2,067
Total loans	56,685	25,852
Goodwill and other intangible assets	5,828	5,146
Other assets	2,768	1,741
Total assets	$65,281	$32,739
Deposits
Noninterest-bearing demand	$16,238	$9,229
Interest-bearing demand	18,327	8,033
Money market	39,401	16,745
Total transaction deposits	73,966	34,007
Savings	6,621	2,696
Certificates of deposit	54,765	15,793
Total deposits	135,352	52,496
Other liabilities	58	342
Capital	8,564	3,305
Total liabilities and equity	$143,974	$56,143
PERFORMANCE RATIOS
Return on average capital	3%	11%
Noninterest income to total revenue	38	42
Efficiency	73	64
OTHER INFORMATION (b)
Credit-related statistics:
Commercial nonperforming assets	$311	$131
Consumer nonperforming assets	191	48
Total nonperforming assets (c)	$502	$179
Impaired loans (d)	$1,161
Commercial lending net charge-offs	$245	$90
Consumer lending net charge-offs	442	82
Total net charge-offs	$687	$172
Commercial lending annualized net charge-off ratio	2.37%	1.99%
Consumer lending annualized net charge-off ratio	1.38%	.55%
Total annualized net charge-off ratio	1.62%	.89%
Other statistics:
ATMs	6,463	4,018
Branches (e)	2,553	1,135

At September 30 Dollars in millions, except as noted	2009 (a)	2008
OTHER INFORMATION (CONTINUED) (b)
Home equity portfolio credit statistics:
% of first lien positions (f)	35%	38%
Weighted average loan-to-value ratios (f)	74%	73%
Weighted average FICO scores (g)	727	726
Annualized net charge-off ratio	.70%	.46%
Loans 90 days past due	.73%	.49%
Customer-related statistics (h):
Retail Banking checking relationships	5,040,000	2,400,000
Retail online banking active customers	2,682,000	1,193,000
Retail online bill payment active customers	753,000	364,000
Brokerage statistics:
Financial consultants (i)	655	402
Full service brokerage offices	42	23
Brokerage account assets (billions)	$30	$16
Managed credit card loans:
Loans held in portfolio	$2,476	$286
Loans securitized	1,654
Total managed credit card loans	$4,130	$286
Net charge-offs:
Securitized credit card loans	$101
Managed credit card loans	$253	$7
Net charge-offs as a % of average loans (annualized):
Securitized credit card loans	7.26%
Managed credit card loans	8.46%	3.73%
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Presented as of September 30 except for net charge-offs and annualized net charge-off ratios, which are for the nine months ended.
(c)	Includes nonperforming loans of $490 million at September 30, 2009 and $164 million at September 30, 2008.
(d)	These are purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(e)	Excludes certain satellite branches that provide limited products and/or services.
(f)	Includes loans from acquired portfolios for which lien position and loan-to-value information was limited.
(g)	Represents the most recent FICO scores we have on file.
(h)	Amounts as of September 30, 2009 include the impact of National City prior to application system conversions. These amounts may be refined subsequent to system conversions.
(i)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

Retail Banking’s earnings were $161 million for the first nine months of 2009 compared with $260 million for the same period in 2008. Results were challenged in this environment by ongoing credit deterioration, a lower yield assigned to our deposits, reduced consumer spending and increased FDIC insurance costs. Pre-tax, pre-provision earnings were $1.2 billion for the first nine months of 2009, a 61% increase over the same period in 2008. Retail Banking continues to maintain its focus on customer and deposit growth, employee and customer satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Highlights of Retail Banking’s performance during the first nine months of 2009 include the following:

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

•	Expanded our customer base with the addition of approximately 2.7 million checking relationships, and
•	Added $12 billion in brokerage account assets.
•	The required divestiture of 61 branches and 73 ATMs from the National City acquisition was completed by early September.
•

Retail Banking expanded the number of customers it serves and grew checking relationships. Excluding relationships added from acquisitions and the impact of the required divestitures, net new consumer and business checking relationships for legacy PNC grew by 101,000 since December 31, 2008 compared with 68,000 during the same period last year.

•

Our investment in online banking capabilities continued to pay off. Excluding customers added from acquisitions and the impact of the required divestitures, active online bill pay customers have increased 14% since December 31, 2008. We continue to seek customer growth by expanding our use of technology, such as the launch of our “Virtual Wallet” online banking product about a year ago. We leveraged our understanding of this market along with our extensive university banking program and launched a new product in the second quarter of 2009 for college students and their parents, called “Virtual Wallet Student.”

•

Employee engagement and customer satisfaction/loyalty results are tracking at all time highs. PNC recently received the “Gallup Great Workplace Award” in recognition of its extraordinary ability to create an engaged workplace culture.

•

At September 30, 2009, Retail Banking had 2,553 branches and an ATM network of 6,463 machines giving PNC one of the largest distribution networks among U.S. banks. We continued to invest in the branch network, albeit at a slower pace than in prior years given the current economic conditions. We are optimizing our network by opening new branches in high growth areas, relocating branches to areas of higher market opportunity, and consolidating branches in areas of declining opportunity. In the first nine months of 2009, we opened 18 traditional branches and 40 in-store branches, added 302 ATMs, and divested 61 branches and 73 ATMs. To continue to optimize our network, we also consolidated 24 and relocated 10 branches in the first nine months of 2009. The in-store branches and the ATMs were primarily opened under our previously reported exclusive banking services agreement with Giant Food LLC supermarkets.

Total revenue for the first nine months of 2009 was $4.3 billion compared with $2.1 billion for the same period in 2008. Net interest income of $2.7 billion increased $1.5 billion compared with the first nine months of 2008. The increase in net interest income was driven by the National City acquisition and was partially offset by declines in legacy net interest income as a result of the negative impact of a lower yield assigned to deposits in this low rate environment.

Noninterest income for the first nine months of 2009 was $1.7 billion, an increase of $786 million over the prior year same period. The National City acquisition was the major factor for the increase, partially offset in the comparison by a $95 million gain from the redemption of Visa common shares in the first quarter of 2008. In addition, core growth in brokerage account activities and consumer related fees have been negatively impacted by current economic conditions. The Market Risk Management – Equity and Other Investment Risk section of this Financial Review includes further information regarding our investment in Visa.

We anticipate that the proposed and/or passed legislation or regulations will negatively impact revenue associated with credit cards, overdraft fees associated with demand deposit accounts and guaranteed education loans issued under the current Federal program.

In the first nine months of 2009, the provision for credit losses was $921 million compared with $299 million in the same period of 2008. Net charge-offs were $687 million for the first nine months of 2009 and $172 million in the same period last year. The increases in provision and net charge-offs were primarily a result of a loan portfolio that has increased 119%, including a significantly larger credit card portfolio, and the continued credit deterioration in both the commercial and consumer loan portfolios which is requiring an increase to loan loss reserves.

Noninterest expense for the first nine months of 2009 totaled $3.2 billion, an increase of $1.8 billion over the same period last year. Increases were attributable to the impact of acquisitions, increased FDIC insurance costs, and continued investments in the business.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Furthermore, core checking accounts are critical to our strategy of expanding our payments business. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. Average total deposits increased $82.9 billion compared with the first nine months of 2008.

•

Average money market deposits increased $22.7 billion over the first nine months of 2008. This increase was primarily due to the National City acquisition and core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•

In the first nine months of 2009, average certificates of deposit increased $39 billion over the same period of the prior year. The increase was due to the National City acquisition, which was partially offset by a decrease in legacy certificates of deposits. The legacy decline is a result of a focus on relationship customers rather than pursuing higher-rate single service customers. We expect a continued decline in certificates of deposits which began in 2009 and which will continue for the remainder of 2009 and into 2010 due to the planned run off of higher rate certificates of deposits.

•	Average demand deposits increased $17.3 billion over the first nine months of 2008. This increase was driven by acquisitions and organic growth.
•	Currently, we are predominately focused on a relationship-based lending strategy that targets specific customer sectors (homeowners, students, small businesses and auto dealerships).

In the first nine months of 2009, average total loans were $56.7 billion, an increase of $30.8 billion over the same period in 2008. In the current environment, consumer and commercial loan demand is being outpaced by refinances, paydowns, and charge-offs.

•	Average commercial and commercial real estate loans grew $7.4 billion compared with the first nine months of 2008. The increase was primarily due to the National City acquisition.
•

Average home equity loans grew $14.3 billion over the first nine months of 2008. The majority of the increase is attributable to the National City acquisition. Our home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average education loans grew $3.5 billion compared with the first nine months of 2008. The increase was due to the National City acquisition and an increase in the core business. The core business increase was primarily a result of the transfer of approximately $1.8 billion of education loans previously held for sale to the loan portfolio during the first quarter of 2008.

•

Average credit card balances increased $1.9 billion over the first nine months of 2008. The increase was primarily the result of the National City acquisition and also reflected legacy growth of 68% over the first nine months of 2009.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Nine months ended September 30 Dollars in millions except as noted	2009 (a)	2008
INCOME STATEMENT
Net interest income	$2,824	$957
Noninterest income
Corporate service fees	680	455
Other	385	(84)
Noninterest income	1,065	371
Total revenue	3,889	1,328
Provision for credit losses	1,362	194
Noninterest expense	1,356	707
Pretax earnings	1,171	427
Income taxes	422	156
Earnings	$749	$271
AVERAGE BALANCE SHEET
Loans
Commercial	$42,540	$20,020
Commercial real estate	15,560	5,430
Commercial – real estate related	3,922	2,987
Asset-based lending	6,443	5,179
Equipment lease financing	5,397	1,447
Total loans	73,862	35,063
Goodwill and other intangible assets	3,532	3,128
Loans held for sale	1,728	2,172
Other assets	7,263	5,786
Total assets	$86,385	$46,149
Deposits
Noninterest-bearing demand	$18,756	$8,136
Money market	9,402	5,736
Other	7,636	2,977
Total deposits	35,794	16,849
Other liabilities	9,355	5,128
Capital	7,811	2,986
Total liabilities and equity	$52,960	$24,963

Nine months ended September 30 Dollars in millions except as noted	2009 (a)	2008
PERFORMANCE RATIOS
Return on average capital	13%	12%
Noninterest income to total revenue	27	28
Efficiency	35	53
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$270	$243
Acquisitions/additions	31	23
Repayments/transfers	(26)	(19)
End of period	$275	$247
OTHER INFORMATION
Consolidated revenue from: (b)
Treasury Management	$840	$415
Capital Markets	$346	$260
Commercial mortgage loans held for sale (c)	$138	$(150)
Commercial mortgage loan servicing (d)	214	161
Total commercial mortgage banking activities	$352	$11
Total loans (e)	$68,352	$37,395
Credit-related statistics:
Nonperforming assets (e) (f)	$2,992	$640
Impaired loans (e) (g)	$1,482
Net charge-offs	$711	$151
Net carrying amount of commercial mortgage servicing rights (e)	$897	$698
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Represents consolidated PNC amounts.
(c)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(d)	Includes net interest income and noninterest income from loan servicing and ancillary services.
(e)	At September 30.
(f)	Includes nonperforming loans of $2.9 billion at September 30, 2009 and $635 million at September 30, 2008.
(g)	These are purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.

Corporate & Institutional Banking earned $749 million in the first nine months of 2009, an increase of $478 million from 2008. The acquisition of National City positively impacted operating results as revenues approximately tripled while expense approximately doubled in the comparison. As a result, operating leverage increased $1.9 billion which more than offset a six-fold or $1.2 billion increase in the provision for credit losses.

Highlights of Corporate & Institutional Banking performance over the first nine months of 2009 include:

•

Net interest income for the first nine months of 2009 was $2.8 billion, an increase of $1.9 billion from 2008 driven primarily by the National City acquisition, improved loan spreads, and higher deposit levels.

•

Corporate service fees were $680 million for the first nine months of 2009, an increase of $225 million over the same period last year. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

•

We continued to invest in our healthcare initiative which will help provide our customers opportunities to reduce operating costs. Healthcare-related revenues in the first nine months of 2009 increased 25% from the same period in 2008, to $64 million.

•	Our loan syndications group has maintained its leadership position in the marketplace as we are ranked #1 nationally, in terms of number of deals, for Traditional Middle Market Bookrunner.
•

The commercial real estate servicing portfolio remained relatively flat except for the impact of the National City acquisition. Growth within the agency servicing portfolio offset the impact of the downturn in the CMBS market during 2008 and 2009. Rising commercial real estate delinquencies and defaults have resulted in growth in the special servicing portfolio, which increased from $2.9 billion at year-end 2008, to $9.9 billion at September 30, 2009.

•	Midland Loan Services is the only company in the industry to hold the highest US CMBS primary, master and special servicer ratings from both Fitch and Standard & Poor’s.
•	Our multi-family origination activities for FNMA and FHMLC remained robust with 2009 originations of $3.4 billion.
•	Merger and advisory revenues declined $58 million from the same period in 2008 reflecting the impact of the difficult financing environment on acquisition activity.
•	Other noninterest income was $385 million for the first nine months of 2009, an increase of $469 million from the same period in 2008 primarily due to the National City acquisition.
•	Operating lease revenues were $78 million in 2009, largely due to the National City acquisition. The combined leasing operations are the 5th largest bank-affiliated leasing company.
•

Gains were $62 million in 2009 on commercial mortgage loans held for sale, net of hedges, compared with losses of $213 million in 2008. Inventory carried at fair value at September 30, 2009 was $1.1 billion, reduced from $1.5 billion at September 30, 2008.

•	Gains on sales of loans related to our portfolio management activities were $69 million in 2009. We sold approximately $400 million of commitments during the first nine months of 2009, approximately $300 million of which were impaired.

Provision for credit losses was $1.4 billion in the first nine months of 2009, an increase of $1.2 billion from 2008, driven by general credit deterioration, primarily in the real estate, middle market and transportation related portfolios, and the National City acquisition. Net charge-offs increased by $560 million from the same period in 2008, due primarily to the National City acquisition and net charge-offs in the middle market. Growth in nonperforming assets was driven by increasing difficulty being experienced by customers in our commercial real estate, financial, transportation-related and corporate loan portfolios.

Noninterest expense was $1.4 billion for the first nine months of 2009, an increase of $649 million from 2008, due to the National City acquisition. Otherwise, expenses were essentially flat as lower compensation-related costs offset higher credit-related and FDIC insurance costs.

Average loans were $73.9 billion for the first nine months of 2009, an increase of $38.8 billion from the same period a year earlier, driven by the National City acquisition. We continue to experience declines in utilization rates across our middle-market and large-corporate customer groups. We continue to pursue new customers that meet our risk profile. During 2009 we have added approximately 350 new corporate clients.

Average deposits were $35.8 billion for the first nine months of 2009, an increase of $18.9 billion over the same period last year primarily due to the National City acquisition. During the first nine months of 2009, PNC continued to experience deposit growth including the return of deposits from National City customers who had previously moved funds to other institutions. The third quarter of 2009 also reflected seasonal increases due to the tax receipts of many of our municipal and school district customers.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on page 11.

ASSET MANAGEMENT GROUP

(Unaudited)

Nine months ended September 30 Dollars in millions except as noted	2009 (a)	2008 (b)
INCOME STATEMENT
Net interest income	$241	$95
Noninterest income	460	336
Total revenue	701	431
Provision for credit losses	72	2
Noninterest expense	499	274
Pretax earnings	130	155
Income taxes	48	58
Earnings	$82	$97
AVERAGE BALANCE SHEET
Loans
Consumer	$3,929	$2,085
Commercial and commercial real estate	1,691	574
Residential mortgage	1,104	66
Total loans	6,724	2,725
Goodwill and other intangible assets	404	41
Other assets	260	189
Total assets	$7,388	$2,955
Deposits
Noninterest-bearing demand	$1,079	$882
Interest-bearing demand	1,551	691
Money market	3,233	1,765
Total transaction deposits	5,863	3,338
Certificates of deposit and other	1,129	557
Total deposits	6,992	3,895
Other liabilities	109	14
Capital	589	249
Total liabilities and equity	$7,690	$4,158
PERFORMANCE RATIOS
Return on average capital	19%	52%
Noninterest income to total revenue	66	78
Efficiency	71	64
OTHER INFORMATION
Total nonperforming assets (c)	$129	$3
Impaired loans (c) (d)	$206
Total net charge-offs	$41	$2

ASSETS UNDER ADMINISTRATION (in billions) (c) (e)
Personal	$93	$72
Institutional	124	97
Total	$217	$169
Asset Type
Equity	$98	$77
Fixed Income	56	43
Liquidity/Other	63	49
Total	$217	$169
Discretionary assets under management
Personal	$66	$44
Institutional	38	20
Total	$104	$64
Asset Type
Equity	$47	$34
Fixed Income	34	18
Liquidity/Other	23	12
Total	$104	$64
Nondiscretionary assets under administration
Personal	$27	$28
Institutional	86	77
Total	$113	$105
Asset Type
Equity	$51	$43
Fixed Income	22	25
Liquidity/Other	40	37
Total	$113	$105
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes the legacy PNC wealth management business previously included in Retail Banking.
(c)	As of September 30.
(d)	These are purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(e)	Excludes brokerage account assets.

Asset Management Group’s earnings were $82 million for the first nine months of 2009 compared with $97 million for the same period in 2008. Results for 2009 reflected a 63% increase in discretionary assets under management that drove higher asset management fees and strong revenue growth. The 15% decline in earnings over the prior period was driven by an increase in provision for credit losses reflective of deteriorating credit quality and a weakened economy. The business achieved pretax, pre-provision earnings growth of 29% over the first nine months of 2008, as the business remained focused on client growth, expense management and the National City integration.

Highlights of Asset Management Group’s performance during the first nine months of 2009 include the following:

•	Increased assets under management,
•	Solid sales and client retention,
•	Increased client satisfaction, and
•	Disciplined expense management.

Assets under administration of $217 billion at September 30, 2009 increased $48 billion compared with the balance at September 30, 2008. Discretionary assets under management of $104 billion at September 30, 2009 increased $40 billion compared with the balance at September 30, 2008. The increase in discretionary assets under management is attributable to the National City acquisition, somewhat mitigated by the impact of the lower equity markets in 2009.

Nondiscretionary assets under administration of $113 billion at September 30, 2009 increased $8 billion compared with the balance at September 30, 2008. This increase was driven by the National City acquisition but was somewhat offset by a decline in institutional assets related to the exit of a noncore product offering.

Total revenue for the first nine months of 2009 was $701 million, compared with $431 million for the same period in 2008. Net interest income of $241 million reflects the additional revenue from the National City loan and deposit portfolios and solid yields from the loan portfolio. The year-over-year increase in net interest income was partially offset by lower funds brokering revenue on deposits as a lower yield is being assigned to deposit balances in this low interest rate environment. Noninterest income of $460 million increased $124 million compared with the first nine months of 2008 primarily in asset management fees. The growth was attributable primarily to the National City acquisition.

The provision for credit losses of $72 million increased from $2 million in the first nine months of 2008 as loan loss reserves were increased beyond charge-offs due to credit quality deterioration. Net charge-offs were $41 million for the first nine months of 2009 and $2 million for the first nine months of 2008.

Noninterest expense of $499 million increased $225 million in the first nine months of 2009 compared with the same period of 2008. The increase is attributable to the National City acquisition but implementation of various integration-related initiatives has mitigated this increase. Expense management remains a key focal point for this business and the implementation of efficiency initiatives will continue through the remainder of the year.

Balance sheet activity for the first nine months of 2009 reflects both core and acquisition-related growth. Average loans of $6.7 billion increased $4.0 billion compared with 2008. Average total deposits of $7.0 billion increased $3.1 billion compared with the first nine months of 2008. During the economic downturn, customers have shifted from riskier equity investments into safer deposit products resulting in solid money market and demand deposit growth. In addition, the recapture of former National City customers bolstered deposit growth.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Nine months ended September 30 Dollars in millions, except as noted	2009
INCOME STATEMENT
Net interest income	$261
Noninterest income
Loan servicing revenue
Servicing fees	171
Net MSR hedging gains	320
Loan sales revenue	409
Other	(9)
Total noninterest income	891
Total revenue	1,152
Provision for credit losses	3
Noninterest expense	490
Pretax earnings	659
Income taxes	249
Earnings	$410
AVERAGE BALANCE SHEET
Portfolio loans	$1,780
Loans held for sale	2,498
Mortgage servicing rights (MSR)	1,318
Other assets	2,693
Total assets	$8,289
Deposits	$4,306
Borrowings and other liabilities	2,861
Capital	1,322
Total liabilities and equity	$8,489
PERFORMANCE RATIOS
Return on average capital	41%
Efficiency	43%

Nine months ended September 30 Dollars in millions, except as noted	2009
OTHER INFORMATION
Servicing portfolio for others (in billions) (a)	$158
Fixed rate	88%
Adjustable rate/balloon	12%
Weighted average interest rate	5.89%
MSR capitalized value (in billions)	$1.3
MSR capitalization value (in basis points)	81
Weighted average servicing fee (in basis points)	30
Loan origination volume (in billions)	$16.9
Percentage of originations represented by:
Agency and government programs	97%
Refinance volume	74%
Total nonperforming assets (a)	$343
Impaired loans (a) (b)	$412
(a)	As of September 30.
(b)	These are purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.

Residential Mortgage Banking earned $410 million for the nine months ended September 30, 2009 driven by strong loan origination activity and net mortgage servicing rights hedging gains. This business segment consists primarily of activities acquired with National City.

Residential Mortgage Banking overview:

•	As a step to improve the quality and efficiency of our mortgage operations in future years, we are consolidating approximately 90 existing operations sites into two locations – Chicago and Pittsburgh.
•

Total loan originations were $16.9 billion for the first nine months of 2009, reflecting strong loan refinance activity consistent with industry trends. However, rising mortgage rates during the second and third quarters have reduced incoming application pipeline volume. Loans were primarily originated through direct channels under agency (FNMA, FHLMC, FHA/VA) guidelines.

•

Residential mortgage loans serviced for others totaled $158 billion at September 30, 2009 compared with $173 billion at January 1, 2009, as payoffs exceeded new direct loan origination volume during the nine-month period.

•

Noninterest income was $891 million for the first nine months of 2009, driven by loan sales revenue of $409 million that resulted from strong loan origination refinance volume and net mortgage servicing rights hedging gains of $320 million. We do not expect to repeat the strong performance in residential mortgage fees achieved in the first nine months of 2009 in the near term. Additionally, we do not expect refinance and application volumes to be as strong in the remainder of 2009 compared with the first nine months of 2009.

•

Net interest income was $261 million for the first nine months of 2009 resulting from residential mortgage loans held for sale associated with strong loan origination refinance volumes during the period.

•	Noninterest expense was $490 million for the first nine months of 2009 and included incremental staffing costs associated with strong origination volumes and an increased focus on loan underwriting and loss mitigation activities. In the fourth quarter, we expect expenses associated with the consolidation of production offices, the integration of National City Mortgage into PNC as PNC Mortgage, loss mitigation and loan modification activities to increase.

•

The carrying value of mortgage servicing rights was $1.3 billion at September 30, 2009 compared with $1.0 billion at January 1, 2009. The increase was primarily attributable to a higher fair value of the asset resulting from rising interest rates during the period.

BLACKROCK

Our BlackRock business segment earned $151 million in the first nine months of 2009 and $185 million in the first nine months of 2008. Lower equity markets in 2009, particularly in the first quarter, impacted BlackRock’s results. These results reflect our approximately 31% share of BlackRock’s reported earnings for the first nine months of 2009 and our approximately 33% share of BlackRock’s reported earnings for the first nine months of 2008 and the additional income taxes on these earnings incurred by PNC. PNC’s investment in BlackRock was $4.1 billion at September 30, 2009 and $4.2 billion at December 31, 2008.

BLACKROCK LTIP AND EXCHANGE AGREEMENTS

PNC’s noninterest income for the first nine months of 2009 included a $103 million pretax gain primarily related to our BlackRock LTIP shares obligation. PNC’s noninterest income for the first nine months of 2008 included a pretax gain of $69 million related to our BlackRock LTIP shares adjustment.

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

The exchange contemplated by these agreements was completed on February 27, 2009. On that date, PNC’s obligation to deliver BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. PNC acquired the 2.9 million shares of Series C Preferred Stock from BlackRock in exchange for common shares on that same date. PNC is accounting for these preferred shares at fair value, which will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock as we aligned the fair value marks on this asset and liability. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8 Fair Value in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

PNC continues to account for its remaining investment in BlackRock under the equity method of accounting, with its share of BlackRock’s earnings reduced from approximately 33% to 31%, primarily due to the exchange of BlackRock common stock for BlackRock Series C Preferred Stock. The Series C Preferred Stock is not taken into consideration in determining PNC’s share of BlackRock earnings under the equity method. PNC’s percentage ownership of BlackRock common stock has increased from approximately 36.5% to 46.5%. The increase resulted from a substantial exchange of Merrill Lynch’s BlackRock common stock for BlackRock preferred stock. At September 30, 2009, our percentage ownership of BlackRock common stock was 43.8%. As a result of the BlackRock preferred stock held by Merrill Lynch and the new BlackRock preferred stock issued to Merrill Lynch and PNC under the Exchange Agreements, PNC’s share of BlackRock common stock has been, and will continue to be, higher than its overall share of BlackRock’s equity and earnings. The transactions related to the Exchange Agreements do not affect our right to receive dividends declared by BlackRock.

BLACKROCK/BARCLAYS GLOBAL INVESTORS TRANSACTION

On June 16, 2009, BlackRock announced that it had entered into a definitive purchase agreement to acquire Barclays Global Investors (BGI) from Barclays Bank PLC (Barclays). Pursuant to the terms of the agreement, BlackRock will acquire all of the outstanding equity interests of subsidiaries of Barclays conducting the business of BGI in exchange for an aggregate of approximately 37.8 million shares of BlackRock common stock and participating preferred stock, subject to certain adjustments, and $6.6 billion in cash, subject to certain adjustments. It is BlackRock’s intent to sell $2.8 billion of equity to investors, including PNC, to assist in providing a portion of the funding of the cash purchase price. The transaction is anticipated to close on December 1, 2009, pending regulatory approvals and the satisfaction of other customary closing conditions.

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

Upon closing of the BGI transaction, the carrying value of our investment in BlackRock will increase significantly, reflecting PNC’s portion of the increase in BlackRock’s equity resulting from the value of the BlackRock shares issued to Barclays to acquire BGI. This increase in value will be recognized as a gain in the period BlackRock consummates the BGI transaction and will depend on BlackRock’s share price at closing and other capital stock activity, if any, preceding the closing. Based on BlackRock’s closing share price at October 30, 2009 of $216.49, the after-tax gain is currently estimated at approximately $650 million.

GLOBAL INVESTMENT SERVICING

(Unaudited)

Nine months ended September 30 Dollars in millions except as noted	2009	2008
INCOME STATEMENT
Servicing revenue	$604	$725
Operating expense	513	554
Operating income	91	171
Debt financing	10	26
Nonoperating income (a)	(18)	3
Pretax earnings	63	148
Income taxes	22	51
Earnings	$41	$97
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,289	$1,306
Other assets	2,557	3,195
Total assets	$3,846	$4,501
Debt financing	$770	$885
Other liabilities	2,357	2,927
Shareholder’s equity	719	689
Total liabilities and equity	$3,846	$4,501
PERFORMANCE RATIOS
Return on average equity	8%	20%
Operating margin (b)	15	24
SERVICING STATISTICS (at September 30)
Accounting/administration net fund assets (in billions) (c)
Domestic	$719	$806
Offshore	76	101
Total	$795	$907
Asset type (in billions)
Money market	$318	$387
Equity	285	308
Fixed income	105	116
Other	87	96
Total	$795	$907
Custody fund assets (in billions)	$427	$415
Shareholder accounts (in millions)
Transfer agency	12	17
Subaccounting	68	56
Total	80	73
(a)	Net of nonoperating expense.
(b)	Total operating income divided by servicing revenue.
(c)	Includes alternative investment net assets serviced.

Global Investment Servicing earned $41 million for the first nine months of 2009 compared with $97 million for the same period of 2008. Results for 2009 were negatively impacted by declines in asset values, fund redemptions, and account closures as a result of the deterioration of the financial markets and by the settlement of a legal matter (recorded in nonoperating income) in the first half of 2009.

Highlights of Global Investment Servicing’s performance for the first nine months of 2009 included:

•

Subacccounting shareholder accounts increased 12 million, or 21%, to 68 million over the past year as existing clients converted fund families to this platform and utilized additional services. Global Investment Servicing expertise in this space continued to strengthen over the past year and it is well positioned to handle the industry trend to move accounts to subaccounting platforms, which allows broker dealers the ability to hold many shareholder accounts within a single omnibus account on an asset manager’s books.

•

Managed Accounts once again increased to over $100 billion in assets serviced. The recent equity market rally and an increase in the number of accounts moved the assets serviced over this threshold for the first time since August 2008. During the third quarter, Global Investment Servicing’s managed account servicing subsidiary, ADVISORport Inc., was renamed PNC Managed Investments Inc. to leverage the PNC brand. Also announced was a new relationship with an alternative provider for portfolio accounting technology. This new relationship will allow us to provide additional user flexibility and options to prospective clients as PNC Managed Investments Inc. competes for market share.

Servicing revenue for the first nine months of 2009 totaled $604 million, a decrease of $121 million, or 17%, from the first nine months of 2008. This decrease resulted primarily from the lower equity markets, high redemption activity, client losses, and account closures and consolidations which impacted both asset-based and account-based fees.

Operating expense decreased by $41 million, or 7%, to $513 million, in the year-to-date comparison. Cost containment actions began in the fourth quarter of 2008 in response to the market downturn. The impact of these initiatives, which included job and salary actions, renegotiation of existing vendor contracts and disciplined discretionary spending, has not yet been fully realized. This was partially offset by investments in technology to support business growth.

Debt financing costs were lower than prior year levels due to the much lower interest rate environment and principal payments of $115 million made during the prior twelve months.

Global Investment Servicing provided accounting/ administration services for $795 billion of net fund assets as of September 30, 2009 compared with $907 billion and $774 billion at September 30, 2008 and June 30, 2009, respectively. The decrease in the prior year comparison was due to market levels and the loss of a fund administration client.

Total assets serviced by Global Investment Servicing totaled $2.2 trillion at September 30, 2009 compared with $2.3 trillion and $2.0 trillion at September 30, 2008 and June 30, 2009, respectively. The decline in total assets serviced from the 2008 comparison was a direct result of global market declines, redemptions and account closures. The recent rally in the equity markets and client inflows resulted in a favorable comparison with June 30, 2009.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Nine months ended September 30 Dollars in millions, except as noted	2009
INCOME STATEMENT
Net interest income	$861
Noninterest income	71
Total revenue	932
Provision for credit losses	416
Noninterest expense	197
Pretax earnings	319
Income taxes	122
Earnings	$197
AVERAGE BALANCE SHEET
COMMERCIAL LENDING:
Commercial	$172
Commercial real estate
Real estate projects	3,319
Commercial mortgage	107
Equipment lease financing	823
Total commercial lending	4,421
CONSUMER LENDING:
Consumer:
Home equity lines of credit	5,065
Home equity installment loans	2,159
Other consumer	12
Total consumer	7,236
Residential real estate:
Residential mortgage	8,985
Residential construction	1,226
Total residential real estate	10,211
Total consumer lending	17,447
Total portfolio loans	21,868
Other assets	1,764
Total assets	$23,632
Deposits	$42
Other liabilities	100
Capital	1,576
Total liabilities and equity	$1,718
OTHER INFORMATION
Nonperforming assets (a)	$1,473
Impaired loans (a) (b)	$7,803
Net charge-offs (c)	$423
Net charge-offs as a percentage of portfolio loans (annualized) (c)	2.59%

LOANS (IN BILLIONS) (a)
Commercial
Residential development	$3.2
Cross-border leases	.8
Consumer
Brokered home equity	6.6
Retail mortgages	5.4
Non-prime mortgages	1.7
Residential completed construction	1.3
Residential construction	.7
Total loans	$19.7
(a)	As of September 30.
(b)	These are purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(c)	For the nine months ended September 30.

This business segment consists primarily of assets acquired with National City. The Distressed Assets Portfolio had earnings of $197 million for the first nine months of 2009. Earnings were largely driven by net interest income of $861 million. The provision for credit losses was $416 million in the first nine months of 2009, which reflected credit quality deterioration, particularly in the residential development and mortgage portfolios. Noninterest expense was $197 million for the first nine months of 2009, comprised primarily of costs associated with foreclosed assets and servicing costs.

Distressed Assets Portfolio overview:

•

Total loans were $19.7 billion at September 30, 2009 compared with $27 billion at January 1, 2009. The reduction in loans during the first nine months of 2009 was primarily due to net transfers to core portfolios and net paydowns.

•

The loan portfolio included commercial loans to residential real estate developers, subprime residential mortgage loans, brokered home equity loans and lines, and certain other residential real estate loans and cross-border leases.

•

Certain loans in this business segment may require special servicing given current loan performance and market conditions. Consequently, the business activities of this segment are focused on maximizing the value of the portfolios assigned to it while mitigating risk. Business intent drives the inclusion of assets in this business segment. Not all impaired loans are included in this business segment, nor are all of the loans included in this business segment considered impaired.

•

The $19.7 billion of loans held in this portfolio are stated inclusive of a fair value mark at acquisition. Taking the mark and loan loss allowance into account, the net carrying basis of this loan portfolio is 75% of customer outstandings.

•

The commercial residential real estate development portfolio has undergone a loan review of the project collateral, including certain site visits. A team of asset managers has been assembled to address workout strategies. Actions taken on the portfolio included reducing unfunded loan exposure, foreclosing on residential real estate development properties, and selling loans.

•

Brokered home equity loans include closed-end second liens and open-end home equity lines of credit. Our focus for managing these portfolios is to maximize the value of the portfolio. We have implemented several modification programs to assist the loss mitigation teams that manage this risk. Additionally, we have initiated several voluntary and involuntary programs to reduce and/or block line availability on home equity lines of credit.

•

Residential real estate loans are primarily jumbo and ALT-A first lien mortgages originated for sale in the second half of 2007 for which firm commitments to lend had been extended but there was no market to sell the production. As part of our loss mitigation strategy, we have transferred a small portfolio to a third party servicer. Additionally, given the low level of mortgage rates relative to where these loans were originated, we have implemented several internal and external refinance programs to proactively work with the borrowers to explore refinance alternatives that would allow them to qualify for a conforming mortgage loan which would be originated and sold by the company or the third party originator.

•

Active construction loans remain available as a part of some construction phases of the real estate development and have not been fully funded. Properties are reviewed by a dedicated team to assess the appropriate strategy for optimizing the return on these assets while mitigating risk. To the extent we believe that completion of the construction on a particular project will maximize value, additional advances under the construction facility may be considered. The goal for these projects would be to move such project toward completion. Otherwise, the property is to be managed on an “as is” basis or returned to raw land for sale.

•

Completed construction loans are comprised of loans on which all phases of property construction are complete and the loan has been funded as needed to allow for construction completion. We are managing completed construction loans consistent with the strategies for residential real estate loans.

The fair value marks taken upon our acquisition of National City, along with the team assembled to provide specific focus on this segment, put us in a good position to manage these assets. Additionally, our capital and liquidity position provide us flexibility to be prudent in terms of continuing to hold these assets or selling them to another investor to obtain the optimum return.

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

The fair value of residential MSRs and significant inputs to the valuation model as of September 30, 2009 are shown in the table below. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the fair value. Management uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of National City’s managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

Dollars in millions	September 30 2009
Fair value	$1,282
Weighted-average life (in years)	3.4
Weighted-average constant prepayment rate	25.64%
Spread over forward interest rate swap rates	11.88%

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

Dollars in millions	September 30 2009
Prepayment rate:
Decline in fair value from 10% adverse change	$63
Decline in fair value from 20% adverse change	$121
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$46
Decline in fair value from 20% adverse change	$88

Additional information regarding our Critical Accounting Policies and Judgments is found elsewhere in this Financial Review and in the Notes To Consolidated Financial Statements in Part II, Item 8 of our 2008 Form 10-K and in Part I, Item 1 of this Report.

Also, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report regarding the impact of the adoption of new accounting guidance issued by the Financial Accounting Standards Board.

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

We calculate the expense associated with the pension plan and the assumptions and methods that we use include a policy of reflecting trust assets at their fair market value. On an annual basis, we review the actuarial assumptions related to the pension plan, including the discount rate, the rate of compensation increase and the expected return on plan assets.

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

Nonperforming, Past Due and Potential Problem Assets

Credit quality deterioration continued during the first nine months of 2009 as expected, reflecting further economic weakening and resulting in net additions to loan loss reserves. However, past due loans appear to be stabilizing and while nonperforming loans increased in the third quarter of 2009, the growth rate was lower than in prior 2009 quarters.

Nonperforming assets increased $3.5 billion to $5.6 billion at September 30, 2009 compared with December 31, 2008. The increase resulted from recessionary conditions in the economy and reflected a $2.4 billion increase in commercial lending nonperforming assets and a $1.1 billion increase in consumer lending nonperforming assets. The increase in nonperforming commercial lending was primarily from real estate, including residential real estate development and commercial real estate exposure; manufacturing; and service providers. The increase in nonperforming consumer lending was mainly due to residential mortgage loans. While nonperforming assets increased across all applicable business segments during the first nine months of 2009, the largest increases were $1.8 billion in Corporate & Institutional Banking and $936 million in Distressed Assets portfolio.

Purchased impaired loans are excluded from nonperforming loans. Any decrease in expected cash flows of individual commercial or pooled consumer purchased impaired loans would result in a charge to the provision for loan losses in the period in which the change becomes probable. Any increase in the expected cash flows of purchased impaired loans would result in an increase to accretable interest for the remaining life of the impaired loans.

The allowance for loan and lease losses allocated to commercial lending nonperforming loans was 34% at December 31, 2008 and 28% at September 30, 2009. Approximately 55-60% of these nonperforming loans are secured by collateral that is expected to reduce credit losses and require less reserves in the event of default. Additionally, during the first nine months of 2009 the allowance for loan and lease losses was reduced by $114 million relating to additional loans deemed to be within the scope of FASB ASC 310-30 as of December 31, 2008.

Nonperforming assets were 3.50% of total loans and foreclosed and other assets at September 30, 2009 compared with 1.24% at December 31, 2008.

We remain focused on returning to a moderate risk profile.

Nonperforming Assets By Type

In millions	Sept. 30 2009	Dec. 31 2008
Nonaccrual loans
Commercial
Retail/wholesale	$219	$88
Manufacturing	387	141
Other service providers	348	114
Real estate related (a)	396	151
Financial services	200	23
Health care	48	37
Other	232	22
Total commercial	1,830	576
Commercial real estate
Real estate projects	1,637	659
Commercial mortgage	235	107
Total commercial real estate	1,872	766
Equipment lease financing	164	97
TOTAL COMMERCIAL LENDING	3,866	1,439
Consumer
Home equity	207	66
Other	25	4
Total consumer	232	70
Residential real estate
Residential mortgage	790	139
Residential construction	238	14
Total residential real estate	1,028	153
TOTAL CONSUMER LENDING	1,260	223
Total nonaccrual loans	5,126	1,662
Total nonperforming loans	5,126	1,662
Foreclosed and other assets
Commercial lending	145	50
Consumer lending	373	469
Total foreclosed and other assets	518	519
Total nonperforming assets (b)	$5,644	$2,181
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	At September 30, 2009 and December 31, 2008, nonperforming assets included $3.1 billion and $738 million, respectively, related to National City.

Change In Nonperforming Assets

In millions	2009	2008
January 1	$2,181	$495
Transferred from accrual	6,458	989
Charge-offs and valuation adjustments	(1,230)	(307)
Principal activity including payoffs	(828)	(220)
Asset sales	(566)	(14)
Returned to performing	(371)	(77)
Sterling acquisition		9
September 30	$5,644	$875

Total nonperforming loans and nonperforming assets in the tables above are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. We recorded such loans at estimated fair value of $12.7 billion at December 31, 2008, including a mark for life of loan credit losses. These loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable interest/yield represents the excess of expected cash flows on the loans at the measurement date over the recorded investment. See Note 6 Purchased Impaired Loans Related to National City in the Notes To Consolidated Financial Statements of this Report for additional information on those loans.

At September 30, 2009, our largest nonperforming asset was approximately $99 million and our average nonperforming loan associated with commercial lending was less than $2 million.

The amount of nonperforming loans that were current as to principal and interest was $1.8 billion at September 30, 2009 and $555 million at December 31, 2008.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation are considered troubled debt restructurings. Troubled debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Troubled debt restructurings completed during 2009 and included in nonperforming loans totaled $230 million at September 30, 2009.

Accruing Loans Past Due 30 To 89 Days (a)(b)

	Amount		Percent of Outstandings
Dollars in millions	Sept. 30 2009	Dec. 31 2008	Sept. 30 2009	Dec. 31 2008
Commercial	$633	$489	1.13%	.72%
Commercial real estate	743	400	3.34	1.68
Equipment lease financing	50	74.80		1.15
Consumer	444	451.90		.93
Residential real estate	510	506	3.29	3.23
Total (c)	$2,380	$1,920	1.59	1.18

Accruing Loans Past Due 90 Days Or More (a)(b)

	Amount		Percent of Outstandings
Dollars in millions	Sept. 30 2009	Dec. 31 2008	Sept. 30 2009	Dec. 31 2008
Commercial	$196	$90.35%		.13%
Commercial real estate	184	52.83		.22
Equipment lease financing	3	2.05		.03
Consumer	216	154.44		.32
Residential real estate	276	97	1.78	.62
Total (d)	$875	$395.59		.24

a)	Excludes loans that are government insured/guaranteed, primarily residential mortgages.
b)	Excludes loans acquired from National City that were impaired. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.
c)	Loans acquired from National City totaled $1.7 billion at September 30, 2009 and $1.3 billion at December 31, 2008.
d)	Loans acquired from National City totaled $.6 billion at September 30, 2009 and $.2 billion at December 31, 2008.

Loans that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $1.1 billion at September 30, 2009 and $745 million at December 31, 2008.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an allowance for loan and lease losses to absorb losses from the loan portfolio. We determine the allowance based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. There were no significant changes during the third quarter of 2009 to the process and procedures we follow to determine our allowance of loan and lease losses.

We increased the allowance for loan and lease losses to $4.8 billion at September 30, 2009 compared with $3.9 billion at December 31, 2008. The allowance as a percent of nonperforming loans was 94% and as a percent of total loans was 2.99% at September 30, 2009. The comparable percentages at December 31, 2008 were 236% and 2.23%. Although the allowance declined as a percentage of nonperforming loans at September 30, 2009 as compared with December 31, 2008, coverage is considered adequate given the mix of the loan portfolio. The majority of the commercial portfolio is secured and the asset-based lending portfolio continues to show demonstrably lower loss given default. Further, the large high investment grade portion of the loan portfolio has performed well and has not been subject to idiosyncratic risk. We expect to add to reserves in the fourth quarter of 2009.

The allowance for loan and lease losses is significantly lower than it would have been otherwise due to the accounting treatment for purchased impaired loans. Loan loss reserves on the purchased impaired loans were not carried over on the date of acquisition. In addition, these loans were recorded net of $9.2 billion of fair value marks as of December 31, 2008. As a result, the ratio of allowance for loan and lease losses to total loans is lower than it would be otherwise. However, the allowance for loan and lease losses of $4.8 billion combined with the remaining fair value marks of $6.6 billion on purchased impaired loans represented approximately 7% loss coverage against the loan portfolio at September 30, 2009.

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

We refer you to Note 5 Asset Quality and Note 6 Purchased Impaired Loans Related to National City in the Notes to Consolidated Financial Statements in this Report regarding changes in the allowance for loan and lease losses and in the allowance for unfunded loan commitments and letters of credit for additional information which is incorporated herein by reference.

Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2009
Commercial	$896	$94	$802	1.70%
Commercial real estate	250	23	227	1.21
Equipment lease financing	115	17	98	2.11
Consumer	694	78	616	1.58
Residential real estate	176	43	133.83
Total	$2,131	$255	$1,876	1.49
2008
Commercial	$192	$40	$152.66%
Commercial real estate	95	7	88	1.26
Equipment lease financing	2	1	1.05
Consumer	100	11	89.59
Residential real estate	2		2.03
Total	$391	$59	$332.62

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

Total net charge-offs are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. Customer balances related to these impaired loans were reduced by the fair value marks of $9.2 billion as of December 31, 2008. Therefore, this portion of the customer balances will not result in net charge-offs.

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

Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net losses from credit default swaps for proprietary trading positions, reflected in other noninterest income in our Consolidated Income Statement, totaled $7 million for the first nine months of 2009 compared with net gains of $11 million for the first nine months of 2008.

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

Liquid assets consist of short-term investments (Federal funds sold, resale agreements, trading securities, interest-earning deposits with banks, and other short-term investments) and securities available for sale. At September 30, 2009, our liquid assets totaled $56.3 billion, with $21.5 billion pledged as collateral for borrowings, trust, and other commitments.

BANK LEVEL LIQUIDITY

PNC Bank, N.A. can borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (FHLB)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At September 30, 2009, we maintained significant unused borrowing capacity at the Federal Reserve Bank discount window under current collateral requirements.

Information regarding amounts pledged, for the ability to borrow if necessary, and borrowings related to the Federal Reserve Bank and FHLB – Pittsburgh are as follows:

In billions	Sept. 30 2009	Dec. 31 2008
Pledged to Federal Reserve Bank
Loans	$27.9	$32.9
Securities	$11.7	$11.0
Combined collateral value	$32.6	$35.4

Pledged to FHLB-Pittsburgh
Loans	$21.4	$27.1
Securities		$5.3
Combined collateral value	$8.1	$16.7

Outstanding borrowings
Federal Reserve Bank		$2.0
FHLB-Pittsburgh	$5.5	8.8
Total	$5.5	$10.8

Unused borrowing capacity
Federal Reserve Bank	$32.6	$33.4
FHLB-Pittsburgh	2.5	7.9
Total	$35.1	$41.3

Total FHLB borrowings were $12.0 billion at September 30, 2009 compared with $18.1 billion at December 31, 2008.

During the second quarter of 2009, FHLB – Pittsburgh revised its collateral requirements and now requires the physical delivery of securities. PNC opted not to deliver qualified securities and as a result our unused borrowing capacity at FHLB – Pittsburgh declined accordingly.

We can also obtain funding through traditional forms of borrowing, including Federal funds purchased, repurchase agreements, and short and long-term debt issuances. PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through September 30, 2009, PNC Bank, N.A. had issued $6.9 billion of debt under this program.

PNC Bank, N.A. also has the ability to offer up to $3.0 billion of its commercial paper. As of September 30, 2009, there were no issuances outstanding under this program.

As of September 30, 2009, there were $7.3 billion of bank short- and long-term debt issuances with maturities of less than one year.

In December 2009, we expect that the FDIC will require us to prepay deposit insurance assessments covering the period October 1, 2009 through December 31, 2012. The amount of the prepayment is currently estimated to be $1 billion. While the prepaid asset will not require risk-based capital, it will impact our available bank liquidity.

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

On March 1, 2009, our board of directors decided to reduce PNC’s quarterly common stock dividend from $.66 to $.10 per share. Accordingly, the board of directors declared a quarterly common stock cash dividend of $.10 per share in April, July and October 2009. The board’s decision, which was based on consideration of extreme economic and market deterioration and the changing regulatory environment, is expected to help PNC enhance liquidity and build capital by approximately $1 billion annually.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 23 Regulatory Matters in the Notes to Consolidated Financial Statements in Item 8 of our 2008 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities,” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $556 million at September 30, 2009.

In addition to dividends from its banking subsidiaries, other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of September 30, 2009, the parent company had approximately $4.6 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

During the first nine months of 2009, PNC Funding Corp issued the following securities:

•	September – $500 million of senior notes due September 2015; interest paid semiannually at a fixed rate of 4.25%.
•	June – $600 million of senior notes due June 2019; interest paid semiannually at a fixed rate of 6.7%.
•	June – $400 million of senior notes due June 2014; interest paid semiannually at a fixed rate of 5.4%.
•

March – $1.0 billion of floating rate senior notes due April 2012 under the FDIC’s Temporary Liquidity Guarantee Program-Debt Guarantee Program. Interest will be reset quarterly to 3-month LIBOR plus 20 basis points and paid quarterly. These senior notes are guaranteed by the parent company and by the FDIC and are backed by the full faith and credit of the United States through June 30, 2012.

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

PNC Funding Corp has the ability to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of September 30, 2009, there were no issuances outstanding under this program.

We have effective shelf registration statements which enable us to issue additional debt and equity securities, including certain hybrid capital instruments. As of September 30, 2009, there were $1.2 billion of parent company contractual obligations with maturities of less than one year.

Status of Credit Ratings

The cost and availability of short- and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by debt ratings. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.

Credit ratings as of September 30, 2009 for PNC and PNC Bank, N.A. follow:

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

In May 2009, Moody’s lowered PNC’s holding company ratings by two notches and the long-term ratings for its banking subsidiary by one notch. These downgrades resulted from an industry-wide credit rating review and are consistent with action Moody’s has taken regarding the ratings of other institutions.

In March 2009, Moody’s placed the Bank Financial Strength Ratings (BFSR) of PNC under review for possible downgrade. However, the deposit and debt ratings were affirmed with a negative outlook. These actions reflected Moody’s view that the current housing and economic crisis will lead to significantly higher credit losses than previously anticipated.

In February 2009, S&P lowered its ratings on certain preferred and hybrid capital issues of PNC and its banking subsidiary by one rating level.

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

Commitments

The following tables set forth contractual obligations and various other commitments as of September 30, 2009 representing required and potential cash outflows.

Contractual Obligations

September 30, 2009 – in millions	Total
Remaining contractual maturities of time deposits	$55,803
Federal Home Loan Bank borrowings	11,953
Other borrowed funds	29,957
Minimum annual rentals on noncancellable leases	2,723
Nonqualified pension and postretirement benefits	567
Purchase obligations (a)	1,265
Total contractual cash obligations	$102,268
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

September 30, 2009 – in millions	Total Amounts Committed
Net unfunded credit commitments (b)	$102,669
Standby letters of credit (c)	9,871
Reinsurance agreements	1,770
Other commitments (d)	1,140
Total commitments	$115,450
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Additional information regarding net unfunded credit commitments is found elsewhere in this Financial Review and in Note 4 Loans and Commitments to Extend Credit in the Notes to Consolidated Financial Statements.
(c)	Includes $5.4 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(d)	Includes unfunded commitments related to private equity investments of $473 million and other investments of $111 million which are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $525 million and other direct equity investments of $31 million which are included in other liabilities on the Consolidated Balance Sheet.

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

Sensitivity results and market interest rate benchmarks for the third quarters of 2009 and 2008 follow:

Interest Sensitivity Analysis

	Third Quarter 2009		Third Quarter 2008
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	.9%		(1.9)%
100 basis point decrease	(2.0)%		2.0%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	1.4%		(4.1)%
100 basis point decrease	(5.5)%		2.3%
Duration of Equity Model
Base case duration of equity (in years):	(2.2	)(a)	1.9
Key Period-End Interest Rates
One-month LIBOR	.25%		3.93%
Three-year swap	1.87%		3.73%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity to Alternative Rate Scenarios (Third Quarter 2009)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	.3%	(.3)%	.2%
Second year sensitivity	.3%	(2.3)%	(.7)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business, and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in the following table. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates.

The graph below presents the yield curves for the base rate scenario and each of the alternate scenarios one year forward.

The results of the third quarter 2009 interest sensitivity analyses reflect our current best estimates of the impact of integrating National City’s balance sheet, including the preliminary effects of purchase accounting, balance sheet repositioning, and deposit pricing strategies. Going forward as these estimates and strategies are finalized or revised, the results of our analyses may change.

The third quarter 2009 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During the first nine months of 2009, our VaR ranged between $5.8 million and $10.1 million, averaging $7.4 million. During the first nine months of 2008, our VaR ranged between $9.1 million and $13.8 million, averaging $11.2 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Under typical market conditions, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. There were no such instances during the first nine months of 2009 compared with seven such instances in the first nine months of 2008.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Trading revenue

Nine months ended September 30 – in millions	2009	2008
Net interest income	$46	$58
Noninterest income	111	(77)
Total trading revenue	$157	$(19)

Three months ended September 30 – in millions
Net interest income	$14	$19
Noninterest income	31	(54)
Total trading revenue	$45	$(35)

Trading revenue excludes the impact of economic hedging activities, which relate primarily to residential mortgage servicing rights, and residential and commercial real estate loans.

Improved valuations resulted in better trading results for the third quarter of 2009 compared with the third quarter of 2008. Lower trading revenue for the third quarter and first nine months of 2008 was primarily related to our proprietary trading activities and reflected the negative impact of a very illiquid market on the assets that we held during the first quarter of 2008. Our 2008 Form 10-K outlines steps we took during 2008 to reduce our proprietary trading positions.

MARKET RISK MANAGEMENT – EQUITY AND OTHER

INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 40 million common stock equivalent shares of BlackRock equity, accounted for under the equity method. Our investment in BlackRock was $4.1 billion at September 30, 2009 compared with $4.2 billion at December 31, 2008. The market value of our investment in BlackRock was $8.7 billion at September 30, 2009. The primary risk measurement, similar to other equity investments, is economic capital.

The discussion of BlackRock within the Business Segments Review section of this Financial Review includes information about changes in our ownership structure of BlackRock in the first quarter of 2009.

Tax Credit Investments

Included in our equity investments are tax credit investments. These investments, as well as equity investments held by consolidated partnerships, totaled $2.6 billion at September 30, 2009 and $2.3 billion at December 31, 2008. Investments accounted for under the equity method totaled $2.0 billion while investments accounted for under the cost method totaled $570 million at September 30, 2009. The comparable amounts at December 31, 2008 were $1.7 billion and $648 million.

Visa

At September 30, 2009, our investment in Visa Class B common shares totaled approximately 23 million shares. Considering the adjustment to the conversion ratio due to settled litigation reported by Visa, these shares would convert to approximately 13.6 million of the publicly traded Visa Class A common shares. As of September 30, 2009, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the September 30, 2009 closing price of $69.11 for the Visa shares, our remaining unrecognized investment had a pretax value of approximately $200 million at that date. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

In July 2009, Visa funded $700 million to the litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $66 million share of the $700 million as a reduction of our indemnification liability and a reduction of noninterest expense.

Note 25 Commitments and Guarantees in our Notes To Consolidated Financial Statements under Item 8 of our 2008 Form 10-K has further information on our Visa indemnification obligation.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of equity and mezzanine investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.2 billion at both September 30, 2009 and December 31, 2008. As of September 30, 2009, $602 million was invested directly in a variety of companies and $555 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $147 million as of September 30, 2009. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

Our unfunded commitments related to private equity totaled $473 million at September 30, 2009 compared with $540 million at December 31, 2008.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At September 30, 2009, other investments totaled $841 million compared with $853 million at December 31, 2008. We recognized net losses related to these investments of $57 million during the first nine months of 2009, including a gain of $18 million during the third quarter. Given the nature of these investments and if current market conditions affecting their valuation were to continue or worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $111 million at September 30, 2009 and $178 million at December 31, 2008.

FINANCIAL DERIVATIVES

We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total return swaps, interest rate caps and floors options, forwards and futures contracts are the primary instruments we use for interest rate risk management.

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

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at September 30, 2009 and December 31, 2008. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives – 2009

September 30, 2009 – dollars in millions	Notional/ Contractual Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$11,699		4 yrs. 4 mos.	3.84%	2.48%
Forward purchase commitments	892	$16	2 mos.	NM	NM
Liability rate conversion
Interest rate swaps (a)
Receive fixed	14,547	978	3 yrs. 10 mos.	2.92%	4.28%
Total interest rate risk management	27,138	994
Total accounting hedges (b)	$27,138	$994
Free-Standing Derivatives
Customer-related
Interest rate contracts
Swaps	$101,533	$(142)	4 yrs. 7 mo.	3.19%	3.19%
Caps/floors
Sold (c)	3,520	(15)	4 yrs.	NM	NM
Purchased	2,267	16	2 yrs. 10 mos.	NM	NM
Swaptions	2,607	80	13 yrs. 2 mos.	NM	NM
Futures	3,881		8 mos.	NM	NM
Foreign exchange contracts (c)	7,728	(6)	4 mos.	NM	NM
Equity contracts	372	(1)	1 yr. 5 mos.	NM	NM
Total customer-related	121,908	(68)
Various instruments used to hedge the value of residential mortgage servicing
Interest rate contracts
Swaps (c)	32,399	54	4 yrs. 9 mos.	3.17%	3.06%
Caps/floors
Purchased	5,200	58	2 yrs. 9 mos.	NM	NM
Futures	47,133		1 yr.	NM	NM
Future options	36,575	15	4 mos.	NM	NM
Swaptions	24,380	(37)	1 yr. 4 mos.	NM	NM
Commitments related to residential mortgage assets	2,637	18	1 mo.	NM	NM
Total residential mortgage servicing	148,324	108
Other risk management and proprietary
Interest rate contracts
Swaps (c)	3,958	(42)	5 yrs. 3 mo.	3.54%	3.79%
Caps/floors
Sold	516		7 yrs. 9 mos.	NM	NM
Purchased	925	8	2 yrs. 2 mos.	NM	NM
Future options	9,525	1	2 mos.	NM	NM
Swaptions (c)	837	(6)	8 yrs. 3 mos.	NM	NM
Futures	577		1 yr. 7 mos.	NM	NM
Commitments related to residential mortgage assets	7,246	(3)	1 mo.	NM	NM
Commitments related to commercial mortgage assets (c)	2,312	(12)	6 mos.	NM	NM
Foreign exchange contracts (c)	1,646	11	2 yrs. 1 mo.	NM	NM
Credit contracts
Credit default swaps	1,829	65	12 yrs. 11 mos.	NM	NM
Risk participation agreements	3,367	1	2 yrs. 6 mos.	NM	NM
Other contracts (c) (d)	211	(243)	NM	NM	NM
Total other risk management and proprietary	32,949	(220)
Total free-standing derivatives	$303,181	$(180)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 51% were based on 1-month LIBOR and 49% on 3-month LIBOR.
(b)	Fair value amount includes net accrued interest receivable of $202 million.
(c)	The increases in the negative fair values from December 31, 2008 to September 30, 2009 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during 2009 and contracts terminated.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.
NM	Not meaningful

Financial Derivatives – 2008

December 31, 2008 – dollars in millions	Notional/ Contractual Amount	Estimated Net Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a) Receive fixed	$5,618	$527	3 yrs.	2.18%	4.76%
Liability rate conversion
Interest rate swaps (a) Receive fixed	9,888	888	3 yrs. 7 mos.	2.27%	4.73%
Total interest rate risk management	15,506	1,415
Total accounting hedges (b)	$15,506	$1,415
Free-Standing Derivatives
Customer-related
Interest rate contracts
Swaps	$97,337	$(162)	4 yrs. 9 mos.	3.08%	3.07%
Caps/floors
Sold	3,976	(13)	4 yrs. 4 mos.	NM	NM
Purchased	2,647	22	2 yrs. 10 mos.	NM	NM
Swaptions	3,058	160	13 yrs. 2 mos.	NM	NM
Futures	8,839		1 yr. 1 mo.	NM	NM
Foreign exchange contracts	8,877	(3)	5 mos.	NM	NM
Equity contracts	1,023	(4)	1 yr.	NM	NM
Total customer-related	125,757
Various instruments used to hedge the value of residential mortgage servicing
Interest rate
Swaps	20,930	373	5 yrs. 7 mos.	3.01%	3.10%
Caps/floors
Purchased	6,500	18	1 yr. 6 mos.	NM	NM
Futures	4,000		1 yr. 2 mos.	NM	NM
Futures Options	6,000	(29)	6 mos.	NM	NM
Swaptions	12,600	(274)	5 mos.	NM	NM
Commitments related to residential mortgage assets	2,950	21	1 mo.	NM	NM
Total residential mortgage servicing	52,980	109
Other risk management and proprietary
Interest rate contracts
Swaps	24,432	656	2 yrs. 11 mos.	2.80%	3.83%
Caps/floors
Sold	624	(1)	1 yr. 1 mo.	NM	NM
Purchased	740	3	1 yr. 9 mos.	NM	NM
Swaptions	276	17	10 yrs. 11 mos.	NM	NM
Futures	8,359		8 mos.	NM	NM
Commitments related to residential mortgage assets	15,659	(20)	1 mo.	NM	NM
Commitments related to commercial mortgage assets	2,624	7	6 mos.	NM	NM
Foreign exchange contracts	144	11	3 yrs. 4 mos.	NM	NM
Credit contracts
Credit default swaps	2,937	205	13 yrs. 8 mos.	NM	NM
Risk participation agreements	3,290		3 yrs. 1 mo.	NM	NM
Other contracts (c)	438	44	NM	NM	NM
Total other risk management and proprietary	59,523	922
Total free-standing derivatives	$238,260	$1,031
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 55% were based on 1-month LIBOR and 45% on 3-month LIBOR.
(b)	Fair value amount includes net accrued interest receivable of $147 million.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.
NM	Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2009, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009, and that there has been no change in internal control over financial reporting that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At September 30, 2009, the businesses formerly operated by National City were operating under pre-acquisition systems of internal control over financial reporting. As part of our ongoing internal control process we have been and will continue to evaluate and implement changes to processes, information technology systems and other components of internal control over financial reporting related to the acquired businesses.

GLOSSARY OF TERMS

Accounting/administration net fund assets – Net domestic and foreign fund investment assets for which we provide accounting and administration services. We do not include these assets on our Consolidated Balance Sheet.

Accretable yield – The excess of a loan’s cash flows expected to be collected over the carrying value of the loan. The accretable yield is recognized in interest income over the remaining life of the loan using the constant effective yield method.

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

We also record a charge-off when a loan is transferred to held for sale by reducing the loan carrying amount to the fair value of the loan.

Client-related noninterest income – Total noninterest income included on our Consolidated Income Statement less amounts for net gains (losses) on sales of securities, net other-than-temporary impairments, and other noninterest income.

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

Nonaccretable difference – Contractually required payments receivable on a purchased impaired loan in excess of the cash flows expected to be collected.

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

Other-than-temporary impairment (OTTI) – When the fair value of a debt security is less than its amortized cost basis, an assessment is performed to determine whether the impairment is other-than-temporary. If we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, an other-than-temporary impairment is considered to have occurred. In such cases, an other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Further, if we do not expect to recover the entire amortized cost of the security, an other-than-temporary impairment is considered to have occurred. However, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before its recovery, the other-than-temporary loss is separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors. The other-than-temporary impairment related to credit losses is recognized in earnings while the amount related to all other factors is recognized in other comprehensive income, net of tax.

Pretax, pre-provision earnings – Total revenue less noninterest expense.

Purchase accounting accretion – Accretion of the discounts and premiums on acquired assets and liabilities. The purchase accounting accretion is recognized in net interest income over the weighted average life of the financial instruments using the constant effective yield method.

Purchased impaired loans – Acquired loans determined to be credit impaired. Loans are determined to be impaired if there is evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected.

Recorded investment – The initial investment of a purchased impaired loan plus interest accretion and less any cash payments and writedowns to date. The recorded investment excludes any valuation allowance which is included in our allowance for loan and lease losses.

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

Residential mortgage servicing rights hedge gains / (losses), net – We have elected to measure acquired or originated residential mortgage servicing rights (MSRs) at fair value under GAAP. We employ a risk management strategy designed to protect the economic value of MSRs from changes in interest rates. This strategy utilizes securities and a portfolio of derivative instruments to hedge changes in the fair value of MSRs arising from changes in interest rates. These financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the MSR portfolio. Net MSR hedge gains/ (losses) represent the change in the fair value of MSRs, exclusive of changes due to time decay and payoffs, combined with the change in the fair value of the associated derivative instruments.

Return on average assets – Annualized net income divided by average assets.

Return on average capital – Annualized net income divided by average capital.

Return on average common shareholders’ equity – Annualized net income less preferred stock dividends, including preferred stock discount accretion, divided by average common shareholders’ equity.

Risk-weighted assets – Computed by the assignment of specific risk-weights (as defined by the Board of Governors of the Federal Reserve System) to assets and off-balance sheet instruments.

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

Troubled debt restructuring – A restructuring of debt whereby the lender for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.

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

•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2009 with continued wide market credit spreads, and our view that national economic trends currently point to the end of recessionary conditions in the latter half of 2009 followed by a subdued recovery in 2010.

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

•	Increased litigation risk from recent regulatory and other governmental developments.
•	Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental inquiries.
•	The results of the regulatory examination and supervision process, including our failure to satisfy the requirements of agreements with governmental agencies.
•	Changes in accounting policies and principles.
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

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2009	2008	2009	2008
Interest Income
Loans	$2,091	$1,024	$6,759	$3,145
Investment securities	684	447	2,045	1,270
Other	113	103	345	355
Total interest income	2,888	1,574	9,149	4,770
Interest Expense
Deposits	387	340	1,407	1,152
Borrowed funds	279	234	1,033	787
Total interest expense	666	574	2,440	1,939
Net interest income	2,222	1,000	6,709	2,831
Noninterest Income
Fund servicing	194	233	586	695
Asset management	242	180	639	589
Consumer services	330	153	975	472
Corporate services	252	198	761	547
Residential mortgage	207		883
Service charges on deposits	248	97	714	271
Net gains on sales of securities	168	55	406	104
Other-than-temporary impairments	(401)	(129)	(1,540)	(138)
Less: Noncredit portion of other-than-temporary impairments (a)	(272)		(1,107)
Net other-than-temporary impairments	(129)	(129)	(433)	(138)
Other	314	(133)	666	143
Total noninterest income	1,826	654	5,197	2,683
Total revenue	4,048	1,654	11,906	5,514
Provision for credit losses	914	190	2,881	527
Noninterest Expense
Personnel	1,158	569	3,420	1,660
Occupancy	181	89	559	274
Equipment	188	91	580	267
Marketing	58	38	174	94
Other	794	344	2,632	974
Total noninterest expense	2,379	1,131	7,365	3,269
Income before income taxes and noncontrolling interests	755	333	1,660	1,718
Income taxes	196	74	364	558
Net income	559	259	1,296	1,160
Less: Net income (loss) attributable to noncontrolling interests	(20)	11	(7)	30
Preferred stock dividends	99		269
Preferred stock discount accretion	13		42
Net income attributable to common shareholders	$467	$248	$992	$1,130
Earnings Per Common Share
Basic	$1.01	$.72	$2.19	$3.28
Diluted	$1.00	$.70	$2.17	$3.23
Average Common Shares Outstanding
Basic	460	345	451	343
Diluted	461	347	452	345

(a)	Included in accumulated other comprehensive loss.

See	accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	September 30 2009	December 31 2008
Assets
Cash and due from banks	$3,426	$4,471
Federal funds sold and resale agreements (includes $1,024 and $1,072 measured at fair value) (a)	2,427	1,856
Trading securities	2,075	1,725
Interest-earning deposits with banks	1,129	14,859
Other short-term investments	925	1,025
Loans held for sale (includes $2,672 and $1,400 measured at fair value) (a)	3,509	4,366
Investment securities	54,413	43,473
Loans (includes $60 measured at fair value at September 30, 2009) (a)	160,608	175,489
Allowance for loan and lease losses	(4,810)	(3,917)
Net loans	155,798	171,572
Goodwill	9,286	8,868
Other intangible assets	3,448	2,820
Equity investments	8,684	8,554
Other (includes $454 measured at fair value at September 30, 2009) (a)	26,287	27,492
Total assets	$271,407	$291,081
Liabilities
Deposits
Noninterest-bearing	$43,025	$37,148
Interest-bearing	140,784	155,717
Total deposits	183,809	192,865
Borrowed funds
Federal funds purchased and repurchase agreements	3,996	5,153
Federal Home Loan Bank borrowings	11,953	18,126
Bank notes and senior debt	12,424	13,664
Subordinated debt	10,501	11,208
Other	3,036	4,089
Total borrowed funds	41,910	52,240
Allowance for unfunded loan commitments and letters of credit	324	344
Accrued expenses	3,592	3,949
Other	10,109	14,035
Total liabilities	239,744	263,433

Equity
Preferred stock (b)
Common stock – $5 par value
Authorized 800 shares, issued 469 and 452 shares	2,348	2,261
Capital surplus – preferred stock	7,960	7,918
Capital surplus – common stock and other	8,860	8,328
Retained earnings (c)	12,179	11,461
Accumulated other comprehensive loss (c)	(1,947)	(3,949)
Common stock held in treasury at cost: 8 and 9 shares	(472)	(597)
Total shareholders’ equity	28,928	25,422
Noncontrolling interests	2,735	2,226
Total equity	31,663	27,648
Total liabilities and equity	$271,407	$291,081

(a)	Amounts represent items for which the Corporation has elected the fair value option.
(b)	Par value less than $.5 million at each date.
(c)	Retained earnings at January 1, 2009 was increased $110 million representing the after-tax noncredit portion of other-than-temporary impairment losses recognized in net income during 2008 that has been reclassified to accumulated other comprehensive loss.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Nine months ended September 30
Unaudited	2009	2008
Operating Activities
Net income	$1,296	$1,160
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	2,881	527
Depreciation and amortization	747	344
Deferred income taxes (benefit)	143	(7)
Net gains on sales of securities	(406)	(104)
Net other-than-temporary impairments	433	138
Loan related valuation adjustments	(332)	248
Net gains related to BlackRock LTIP shares adjustment	(103)	(69)
Undistributed earnings of BlackRock	(107)	(156)
Visa redemption gain		(95)
Reversal of legal contingency reserve established in connection with an acquisition due to a settlement		(61)
Excess tax benefits from share-based payment arrangements	(1)	(9)
Net change in
Trading securities and other short-term investments	(35)	1,288
Loans held for sale	602	272
Other assets	3,094	(2,510)
Accrued expenses and other liabilities	(5,978)	4,440
Other	295	(2)
Net cash provided by operating activities	2,529	5,404
Investing Activities
Sales
Investment securities	12,611	5,943
Visa shares		95
Loans	408	51
Purchases
Investment securities	(26,878)	(13,069)
Loans	(212)	(211)
Net change in
Federal funds sold and resale agreements	(589)	1,131
Investment securities	5,803	3,120
Loans	10,977	(3,720)
Net cash received from (paid for) acquisition and divestiture activity	(3,396)	618
Interest-earning deposits with Federal Reserve	13,558
Other	56	(574)
Net cash provided (used) by investing activities	12,338	(6,616)
Financing Activities
Net change in
Noninterest-bearing deposits	6,650	(264)
Interest-bearing deposits	(11,603)	(196)
Federal funds purchased and repurchase agreements	(1,177)	(2,333)
Federal Home Loan Bank short-term borrowings		(1,650)
Other short-term borrowed funds	(1,755)	469
Sales/issuances
Federal Home Loan Bank long-term borrowings	1,500	5,050
Bank notes and senior debt	2,459	825
Subordinated debt		759
Other long-term borrowed funds	147	62
Perpetual trust securities		369
Preferred stock		492
Supervisory Capital Assessment Program – common stock	624
Common and treasury stock	174	291
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(7,633)	(158)
Bank notes and senior debt	(3,868)	(1,859)
Subordinated debt	(529)	(140)
Other long-term borrowed funds	(125)	(149)
Excess tax benefits from share-based payment arrangements	1	9
Acquisition of treasury stock	(124)	(199)
Preferred stock cash dividends paid	(269)
Common stock cash dividends paid	(384)	(673)
Net cash provided (used) by financing activities	(15,912)	705
Net Decrease In Cash And Due From Banks	(1,045)	(507)
Cash and due from banks at beginning of period	4,471	3,567
Cash and due from banks at end of period	$3,426	$3,060
Cash Paid (Refunded) For
Interest	$2,526	$1,940
Income taxes	(558)	668
Non-cash Items
Issuance of common stock for Sterling acquisition		312
Net increase (decrease) in investment in BlackRock	(84)	180
Transfer from loans held for sale to loans, net	190	1,789
Transfer from investment securities to trading securities	74
Recognition of investment securities from securitization of credit card receivables	72

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

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification TM (FASB ASC) will be the single source of authoritative nongovernmental generally accepted accounting principles (GAAP) in the United States of America. The FASB ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. Technical references to GAAP included in these Notes To Consolidated Financial Statements are provided under the new FASB ASC structure.

On December 31, 2008, we acquired National City. Our Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008, our Consolidated Income Statement for the three months and nine months ended September 30, 2009, and our Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 include the impact of the National City acquisition. See Note 2 National City Acquisition for additional information.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2009 presentation, including reclassifications required in connection with the adoption of new guidance impacting the accounting and reporting of noncontrolling interests in consolidated financial statements. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2008 Annual Report on Form 10-K (2008 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2008 Form 10-K for a detailed description of the significant accounting policies followed by PNC. There have been no significant changes to these policies in the first nine months of 2009. These interim consolidated financial statements serve to update the 2008 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

We have considered the impact on these consolidated financial statements of events occurring subsequent to September 30, 2009 and through November 6, 2009, the date these consolidated financial statements were issued as part of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

USE OF ESTIMATES

We prepare the consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our allowance for loan and lease losses, impaired loans, fair value measurements, including security valuations and residential mortgage servicing rights, and revenue recognition. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

Investment in Blackrock, Inc.

We account for our investment in the common stock and Series B Preferred Stock of BlackRock (deemed to be in substance common stock) under the equity method of accounting. The investment in BlackRock is reflected on our Consolidated Balance Sheet in the caption Equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in the caption Asset management.

We mark to market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (LTIP) programs. This obligation is classified as a free standing derivative as disclosed in Note 13 Financial Derivatives.

On February 27, 2009, PNC’s obligation to deliver BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. The 2.9 million shares of Series C Preferred Stock were acquired from BlackRock in exchange for common shares on that same date. PNC has elected to account for these preferred shares at fair value and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on the Consolidated Balance Sheet in the caption Other assets.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted new guidance which will require all businesses acquired after this date to be measured at the fair value of the consideration paid as opposed to the cost-based provisions under prior GAAP. It will require an entity to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date. This guidance requires the value of consideration paid including any future contingent consideration to be measured at fair value at the closing date of the transaction. Also, restructuring costs and acquisition costs must be expensed rather than included in the cost of the acquisition. This standard will be effective for all acquisitions completed on or after January 1, 2009.

On January 1, 2009, we adopted new guidance which provides new accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that noncontrolling interests should be reported as a component of equity in the consolidated financial statements. This also required expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity. The adoption of this guidance did not have a material impact on our results of operations or financial position.

On January 1, 2009, we adopted new guidance which required revisions to our derivative disclosures to provide greater transparency as to the use of derivative instruments and hedging activities. See Note 13 Financial Derivatives for additional information.

On January 1, 2009, we adopted new guidance which changed the practice of accounting for financial guarantee insurance contracts by insurance companies including the recognition and measurement of premium revenue, claim liabilities and enhances related disclosure requirements. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In April 2009, the FASB issued new guidance impacting the recognition and disclosure of other-than-temporary impairments (OTTI). The major change in the guidance is the requirement to recognize only the credit portion of the OTTI charges in current earnings for those debt securities where there is no intent to sell and it is not more likely than not that the entity would be required to sell the security prior to expected recovery. The remaining portion of the OTTI charge is to be included in other comprehensive income. As permitted, we adopted this guidance effective January 1, 2009. A cumulative effect adjustment of $110 million has been recorded to beginning retained earnings to reclassify the noncredit component of OTTI recognized in prior periods from retained earnings to accumulated other comprehensive income (loss). See Note 7 Investment Securities for disclosures required by this new guidance.

In April 2009, the FASB issued new guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also provides guidance on identifying circumstances that indicate a transaction is not orderly. As permitted, we adopted this guidance effective January 1, 2009. See Note 8 Fair Value for disclosures required by this new guidance.

On January 1, 2009, we adopted new guidance as to how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. The adoption of this new guidance did not have a material effect on our results of operations or financial position.

On January 1, 2009, we adopted new guidance impacting factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under existing GAAP. The adoption of this new guidance did not have a material effect on our results of operations or financial position.

On January 1, 2009, we adopted new guidance which clarifies that certain convertible debt instruments should be separately accounted for as liability and equity components. The adoption of this new guidance did not have a material effect on our results of operations or financial position.

On January 1, 2009, we adopted new guidance which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by existing GAAP. Our adoption of this guidance did not have a material effect on either our basic or diluted earnings per share. See Note 14 Earnings Per Share for the computation of earnings per share using the two-class method.

In December 2008, the FASB issued new guidance impacting an employer’s disclosures about the plan assets of a defined benefit pension or other postretirement plan and will be effective December 31, 2009 for PNC.

In April 2009, the FASB issued new guidance that addressed application issues related to initial recognition and measurement, subsequent measurements and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for all acquisitions of assets and liabilities arising from contingencies in a business combination with closing dates after January 1, 2009.

On June 30, 2009, we adopted new guidance which amends existing disclosure requirements about fair value of financial instruments for both annual and interim reporting periods. See Note 8 Fair Value for disclosures required by this new guidance.

On June 30, 2009, we adopted new guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are “issued” or “are available to be issued.”

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140”. This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation, to qualifying special purpose entities. The new guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. The new guidance is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This guidance will be effective for PNC beginning January 1, 2010.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”. The new guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. Enhanced disclosures would also be required. This guidance will be effective for PNC beginning January 1, 2010. Based on our preliminary analysis of this guidance, we expect that we would consolidate, effective January 1, 2010, certain VIEs including Market Street Funding LLC (Market Street) (see Note 3 Variable Interest Entities) and certain qualifying special purpose entities sponsored by National City for the securitization of pools of credit card and jumbo mortgage loans (see Note 10 Loan Sales and Securitizations). Based on financial information as of September 30, 2009, the estimated impact of adopting this revised guidance is to increase total assets by $5.8 billion. We expect these changes will have a minimal impact on our capital ratios.

In August 2009, the FASB issued ASU 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This update provides further guidance for measuring liabilities at fair value when a quoted price for the liability is not available. This guidance will be effective for PNC’s 2009 Form 10-K. The impact of this new guidance is not expected to have a material effect on our results of operations or financial position.

In September 2009, the FASB issued ASU 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides further guidance for the fair value measurement of certain investments and also requires expanded disclosures regarding restrictions on the redemption of the investments, unfunded commitments, and investment strategies. This guidance will be effective for PNC’s 2009 Form 10-K. The impact of this new guidance is not expected to have a material effect on our results of operations or financial position.

In October 2009, the FASB issued ASU 2009-13 – Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, and ASU 2009-14 – Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. The amendments in these updates will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The impact of this new guidance is not expected to have a material effect on our results of operations or financial position.

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

During the first nine months of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of December 31, 2008 which resulted in adjustments to the initial purchase price allocation. Most significantly, additional information was obtained on the credit quality of certain loans as of the acquisition date which resulted in additional fair value writedowns on acquired impaired loans. These adjustments resulted in the allocation of $446 million to other intangible assets and $891 million to premises and equipment which had been reduced in the initial purchase price allocation. Goodwill totaling $428 million has been recognized on the National City acquisition as of September 30, 2009.

As a condition of the acquisition, the regulators required that we divest 61 branches. This divestiture, which included $4.1 billion of deposits and $.8 billion of loans, was completed during the third quarter of 2009.

A summary of adjustments to the initial purchase price allocation are summarized below.

National City Acquisition—Summary Purchase Price Allocation

In billions
Excess of fair value of adjusted net assets acquired over purchase price – December 31, 2008	$(1.3)
Additional fair value marks and other adjustments on purchased impaired loans – December 31, 2008	2.0
Other adjustments, net	(.3)
Excess of purchase price over fair value of adjusted net assets acquired – September 30, 2009	$.4

We are still awaiting and evaluating further information regarding pre-acquisition contingencies, including legal claims and other legal matters, and the finalization of restructuring plans related to the National City acquisition. Therefore, further modifications to the purchase price allocation may occur, resulting in an adjustment to goodwill in the fourth quarter of 2009.

Condensed Statement of National City Net Assets Acquired

The following condensed statement of net assets reflects the revised values assigned to National City net assets as of the December 31, 2008 acquisition date. The net assets acquired are net of the cash paid by National City to its warrant holders of $379 million.

In millions
Assets
Cash and due from banks	$2,146
Federal funds sold and resale agreements	7,335
Trading assets, interest-earning deposits with banks, and other short-term investments	9,244
Loans held for sale	2,185
Investment securities	13,327
Net loans	95,794
Other intangible assets	2,323
Equity investments	2,052
Other assets	13,679
Total assets	$148,085
Liabilities
Deposits	$103,594
Federal funds purchased and repurchase agreements	3,523
Other borrowed funds	22,138
Other liabilities	13,504
Total liabilities	$142,759
Net assets acquired	$5,326

Other intangible assets acquired consisted of the following (in millions):

Intangible Asset	Fair Value	Weighted Life	Amortization Method
Residential mortgage servicing rights	$1,019	(a)	(a)
Core deposit	713	12 yrs.	Accelerated
Commercial mortgage servicing rights	203	8 yrs.	Accelerated
Asset management customer relationships	346	12 yrs.	Straight line
National City brand	27	21 mos.	Straight line
Consumer loan servicing rights	15	2 yrs.	Accelerated
Total	$2,323
(a)	Intangible asset carried at fair value on a recurring basis.

See Note 9 Goodwill and Other Intangible Assets for additional information.

Purchase accounting adjustments include discounts and premiums on interest-earning assets and liabilities as follows:

•

During the first nine months of 2009, additional information was obtained about the credit quality of acquired loans as of the acquisition date. As a result, an additional $2.6 billion of acquired loans were deemed impaired as of December 31, 2008. We recorded an additional fair value mark on these and previously impaired loans of $1.8 billion effective December 31, 2008.

•

The original accretable yield on acquired loans of $6.1 billion at December 31, 2008 was increased by adjustments resulting from changes in purchase price allocation of $.3 billion and was reduced due to accretion of $1.4 billion and disposals of $.2 billion during the first nine months of 2009. Adjustments to accretable yield are detailed in Note 6 Purchased Impaired Loans Related to National City.

•	The remaining discounts on loans of $4.8 billion will be accreted to net interest income using the constant effective yield method over the weighted average life of the loans, estimated to be between two and three years. The weighted average lives could vary depending on prepayments, revised estimated cash flows and other related factors. Of the remaining $4.8 billion of discounts at September 30, 2009, $3.1 billion relates to purchased impaired loans and $1.7 billion relates to performing loans. The amount for purchased impaired loans excludes the reversal of contractual interest.

•

The remaining premiums on interest-earning time deposits of $1.2 billion at September 30, 2009, will be amortized over the weighted average life of the deposits of approximately one year using the constant effective yield method.

•

The remaining discounts on borrowed funds of $1.3 billion at September 30, 2009, will be accreted over the weighted average life of the borrowings of approximately seven years using the constant effective yield method.

NOTE 3 VARIABLE INTEREST ENTITIES

As discussed in our 2008 Form 10-K, we are involved with various entities in the normal course of business that were deemed to be VIEs. We consolidated certain VIEs as of September 30, 2009 and December 31, 2008 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2008 Form 10-K.

Consolidated VIEs—PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Partnership interests in tax credit investments (a)
September 30, 2009	$2,051	$825
December 31, 2008	$1,690	$921	(b)
Credit Risk Transfer Transaction
September 30, 2009	$900	$900
December 31, 2008	$1,070	$1,070
(a)	Amounts reported primarily represent investments in low income housing projects.
(b)	We have revised this amount as noncontrolling interests are no longer classified as aggregate liabilities.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs—Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
September 30, 2009
Market Street	$3,939	$3,965	$6,413	(a)
Partnership interests in tax credit investments (b) (c)	1,767	1,218	734
Collateralized debt obligations	25		2
Total	$5,731	$5,183	$7,149
December 31, 2008
Market Street	$4,916	$5,010	$6,965	(a)
Partnership interests in tax credit investments (b) (c)	1,517	1,041	811
Collateralized debt obligations	20		2
Total	$6,453	$6,051	$7,778
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $5.8 billion and other credit enhancements of $.6 billion at September 30, 2009. The comparable amounts were $6.4 billion and $.6 billion at December 31, 2008.
(b)	Amounts reported primarily represent investments in low income housing projects.
(c)	Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired National City partnerships.

Market Street

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1/F1 by Standard & Poor’s, Moody’s, and Fitch, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2008 and the first nine months of 2009, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and all of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Program administrator fees related to PNC’s portion of liquidity facilities were $32 million for the first nine months of 2009 and $14 million for the first nine months of 2008. Commitment fees related to PNC’s portion of the liquidity facilities for the first nine months of 2009 and 2008 were insignificant.

The commercial paper obligations at September 30, 2009 and December 31, 2008 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $5.8 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement, such as by the over collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $.6 billion of the liquidity facilities if the underlying assets are in default. See Note 18 Commitments and Guarantees for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013.

Market Street has entered into a Subordinated Note Purchase Agreement (Note) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.0 million as of September 30, 2009. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

We evaluated the design of Market Street, its capital structure, the Note and relationships among the variable interest holders under the provisions of GAAP. Based on this analysis, we are not the primary beneficiary as defined under current GAAP and therefore the assets and liabilities of Market Street are not included in our Consolidated Balance Sheet.

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

CREDIT RISK TRANSFER TRANSACTION

PNC’s subsidiary, National City Bank (NCB), (which will merge into PNC Bank, N.A. in early November 2009) sponsored a special purpose entity (SPE) trust and concurrently entered into a credit risk transfer agreement with an independent third party to mitigate credit losses on a pool of nonconforming mortgage loans originated by its former First Franklin business unit. The SPE was formed with a small equity contribution from NCB and was structured as a bankruptcy-remote entity so that its creditors have no recourse to NCB. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued to NCB asset-backed securities in the form of senior, mezzanine, and subordinated equity notes.

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. NCB was determined to be the primary beneficiary of the SPE as it would absorb the majority of the expected losses of the SPE through its holding of certain of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity associated with the note tranches held by NCB are intercompany balances and are eliminated in consolidation. Nonconforming mortgage loans, including foreclosed properties, pledged as collateral to the SPE remain on the balance sheet and totaled $605 million at September 30, 2009.

In connection with the credit risk transfer agreement, NCB held the right to put the mezzanine notes to the independent third-party once credit losses in the mortgage loan pool exceeded the principal balance of the subordinated equity notes. During the first nine months of 2009, cumulative credit losses in the mortgage loan pool surpassed the principal balance of the subordinated equity notes which resulted in NCB exercising its put option on two of the subordinate mezzanine notes. Cash proceeds received from the third party for the exercise of these put options totaled $36 million. In addition, during the first nine months of 2009 NCB entered into an agreement with the third party to terminate a portion of each party’s rights and obligations under the credit risk transfer agreement for the remaining mezzanine notes. In exchange for $126 million, NCB agreed to terminate its contractual right to put the remaining mezzanine notes to the third party. A pretax gain of $10 million was recognized in noninterest income as a result of these transactions.

Management assessed what impact the reconsideration events above had on determining whether NCB would remain the primary beneficiary of the SPE. Management concluded that NCB would remain the primary beneficiary and accordingly should continue to consolidate the SPE.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory purposes.

In February 2008, PNC Preferred Funding LLC (the LLC), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (Trust III) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the LLC Preferred Securities). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the Trust II Securities) of PNC Preferred Funding Trust II (Trust II) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the Trust I Securities) of PNC Preferred Funding Trust I (Trust I) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a noncontrolling interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This noncontrolling interest totaled approximately $1.3 billion at September 30, 2009.

Our 2008 Form 10-K includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The Trust III Securities include dividend restriction covenants similar to those described for Trust II Securities.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

In millions	September 30 2009	December 31 2008
Commercial	$56,928	$69,220
Commercial real estate	24,064	25,736
Consumer	52,875	52,489
Residential real estate	20,458	21,583
Equipment lease financing	6,283	6,461
Total loans	$160,608	$175,489

Loans are presented net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $3.2 billion and $4.1 billion at September 30, 2009 and December 31, 2008, respectively. Future accretable discounts related to purchased impaired loans are not included in loans outstanding.

Net Unfunded Credit Commitments

In millions	September 30 2009	December 31 2008
Commercial and commercial real estate	$60,222	$60,020
Home equity lines of credit	21,021	23,195
Consumer credit card lines	18,721	19,028
Other	2,705	2,645
Total	$102,669	$104,888

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At September 30, 2009 commercial commitments are reported net of $9.6 billion of participations, assignments and syndications, primarily to financial institutions. The comparable amount at December 31, 2008 was $8.6 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment. Consumer home equity lines of credit accounted for 53% of consumer unfunded credit commitments at September 30, 2009.

Unfunded credit commitments related to Market Street totaled $5.8 billion at September 30, 2009 and $6.4 billion at December 31, 2008 and are included in the preceding table primarily within the “Commercial and Commercial Real Estate” category.

At September 30, 2009, we pledged $27.9 billion of loans to the Federal Reserve Bank and $45.5 billion of loans to the Federal Home Loan Banks as collateral for the contingent ability to borrow, if necessary.

Certain loans are accounted for at fair value with changes in the fair value reported in current period earnings. The fair value of these loans was $80 million, or approximately .05% of the total loan portfolio, at September 30, 2009.

NOTE 5 ASSET QUALITY

The following table sets forth nonperforming assets and related information.

These amounts exclude purchased impaired loans acquired in connection with the National City acquisition. See Note 6 Purchased Impaired Loans Related to National City for further information.

Dollars in millions	September 30, 2009	December 31, 2008
Nonaccrual loans
Commercial	$1,830	$576
Commercial real estate	1,872	766
Equipment lease financing	164	97
TOTAL COMMERCIAL LENDING	3,866	1,439
Consumer
Home equity	207	66
Other	25	4
Total consumer	232	70
Residential real estate
Residential mortgage	790	139
Residential construction	238	14
Total residential real estate	1,028	153
TOTAL CONSUMER LENDING	1,260	223
Total nonaccrual/nonperforming loans	5,126	1,662
Foreclosed and other assets
Commercial lending	145	50
Consumer lending	373	469
Total foreclosed and other assets	518	519
Total nonperforming assets	$5,644	$2,181
Nonperforming loans to total loans	3.19%	.95%
Nonperforming assets to total loans and foreclosed and other assets	3.50	1.24
Nonperforming assets to total assets	2.08	.75

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation are considered troubled debt restructurings. Troubled debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Troubled debt restructurings included in total nonperforming loans in the table above totaled $230 million at September 30, 2009.

Net interest income less the provision for credit losses was $3.8 billion for the first nine months of 2009 compared with $2.3 billion for the first nine months of 2008. Comparable amounts for the third quarter of 2009 and the third quarter of 2008 were $1.3 billion and $810 million, respectively.

Changes in the allowance for loan and lease losses follow:

In millions	2009	2008
January 1	$3,917	$830
Charge-offs	(2,131)	(391)
Recoveries	255	59
Net charge-offs	(1,876)	(332)
Provision for credit losses	2,881	527
Acquired allowance (a)	(114)	20
Divestiture	(18)
Net change in allowance for unfunded loan commitments and letters of credit	20	8
September 30	$4,810	$1,053
(a)	Amount for 2009 reflects adjustments to the National City allowance acquired December 31, 2008 due to additional impairment of loans effective at that date. Amount for 2008 reflects the Sterling acquisition.

See Note 6 Purchased Impaired Loans Related to National City for a discussion of the release of reserves related to additional impaired loans identified during 2009.

Changes in the allowance for unfunded loan commitments and letters of credit follow:

In millions	2009	2008
January 1	$344	$134
Acquired allowance – Sterling		1
Net change in allowance for unfunded loan commitments and letters of credit	(20)	(8)
September 30	$324	$127

Impaired loans exclude leases and smaller homogenous type loans as well as purchased impaired loans related to our acquisition of National City. We did not recognize any interest income on originated loans while they were impaired in the first nine months of 2009 or 2008. The following table provides further detail on impaired loans and the associated allowance for loan losses:

Originated Impaired Loans (a)

In millions	Sept. 30 2009	Dec. 31 2008
Impaired loans with an associated reserve	$3,179	$1,249
Impaired loans without an associated reserve	523	93
Total impaired loans	$3,702	$1,342
Specific allowance for credit losses	$1,081	$405
Average impaired loan balance (b)	$2,664	$674
(a)	Purchased impaired loans related to our acquisition of National City are excluded from this table and are disclosed in Note 6 Purchased Impaired Loans Related to National City.
(b)	Nine-month average for 2009 and full-year average for 2008.

NOTE 6 PURCHASED IMPAIRED LOANS RELATED TO NATIONAL CITY

At December 31, 2008, PNC identified certain loans related to the National City acquisition, for which there was evidence of credit quality deterioration since origination and it was probable that PNC would be unable to collect all contractually required principal and interest payments. Evidence of credit quality deterioration includes statistics such as past due status, declines in current borrower FICO credit scores, geographic concentration and declines in current loan-to-value ratios. GAAP requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for such loans acquired in a transfer.

GAAP allows purchasers to aggregate impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. With respect to the National City acquisition, we aggregated homogeneous consumer and residential real estate loans into pools with common risk characteristics. We account for commercial and commercial real estate loans individually.

During the first nine months of 2009, additional information was obtained about the credit quality of acquired loans as of the acquisition date. As a result, an additional $2.6 billion of acquired loans were deemed impaired as of December 31, 2008 and the carryover allowance for loan losses attributable to these loans of $114 million was released. Adjustments to the fair value of impaired loans of $1.8 billion were also recognized.

At September 30, 2009 and December 31, 2008, purchased impaired loans had a carrying value of $11.1 billion and $12.7 billion, respectively. During the first nine months of 2009, the amount of purchased impaired loans decreased by a net $1.6 billion as a result of payments and other exit activities primarily offset by the purchase accounting adjustments described above and accretion of purchase accounting discount. The unpaid principal balance of these loans was $17.8 billion at September 30, 2009 and $21.9 billion at December 31, 2008, as detailed below:

Purchased Impaired Loans

	September 30, 2009		December 31, 2008
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial (a)	$723	$1,654	$1,016	$2,485
Commercial real estate	1,851	3,308	1,911	3,856
Consumer	3,560	5,432	3,887	6,618
Residential real estate	4,949	7,361	5,895	8,959
Total	$11,083	$17,755	$12,709	$21,918
(a)	Includes purchased impaired loans held for sale. The recorded investment and outstanding balance of these loans was $19 million and $97 million, respectively, at September 30, 2009.

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

Subsequent decreases to the expected cash flows will generally result in a charge to the provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. During the first nine months of 2009, $365 million of provision and $56 million of charge-offs were recorded on impaired loans. As of September 30, 2009 decreases in the expected cash flows of purchased impaired loans resulted in an allowance for loan and lease losses of $309 million on $7.6 billion of the impaired loans while the remaining $3.5 billion of impaired loans required no allowance as expected cash flows improved or remained the same. There was no such allowance on any of these loans at December 31, 2008.

Subsequent increases in cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

The following table displays activity for the accretable yield of these loans for the nine months ended September 30, 2009.

Accretable Yield

In millions	For the Nine Months Ended September 30 2009
Beginning balance	$3,668
Accretion	(720)
Adjustments resulting from changes in purchase price allocation	349
Reclassifications from accretable to nonaccretable	(13)
Disposals	(152)
Ending balance	$3,132

NOTE 7 INVESTMENT SECURITIES

	Amortized Cost (a)	Unrealized		Fair Value
In millions		Gains	Losses
September 30, 2009

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$6,892	$49	$(24)	$6,917
Residential mortgage-backed
Agency	23,251	577	(22)	23,806
Non-agency	11,064	248	(2,541)	8,771
Commercial mortgage-backed
Agency	1,087	31	(1)	1,117
Non-agency	3,974	27	(250)	3,751
Asset-backed	1,921	21	(429)	1,513
State and municipal	1,349	77	(58)	1,368
Other debt	1,886	48	(5)	1,929
Total debt securities	51,424	1,078	(3,330)	49,172
Corporate stocks and other	553	23		576
Total securities available for sale	$51,977	$1,101	$(3,330)	$49,748
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$1,965	$205		$2,170
Asset-backed	2,541	115	$(27)	2,629
Other debt	159	2		161
Total debt securities	4,665	322	(27)	4,960
Total securities held to maturity	$4,665	$322	$(27)	$4,960

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
December 31, 2008

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$738	$1		$739
Residential mortgage-backed
Agency	22,744	371	$(9)	23,106
Non-agency	13,205		(4,374)	8,831
Commercial mortgage-backed (non-agency)	4,305		(859)	3,446
Asset-backed	2,069	4	(446)	1,627
State and municipal	1,326	13	(76)	1,263
Other debt	563	11	(15)	559
Total debt securities	44,950	400	(5,779)	39,571
Corporate stocks and other	575		(4)	571
Total securities available for sale	$45,525	$400	$(5,783)	$40,142
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$1,945	$10	$(59)	$1,896
Asset-backed	1,376	7	(25)	1,358
Other debt	10			10
Total debt securities	3,331	17	(84)	3,264
Total securities held to maturity	$3,331	$17	$(84)	$3,264
(a)	The amortized cost for debt securities for which an OTTI was recorded prior to January 1, 2009 was adjusted for the pretax cumulative effect adjustment recorded under new GAAP that we adopted as of that date.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related.

The following table presents gross unrealized loss and fair value of securities available for sale at September 30, 2009 and December 31, 2008. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of OTTI has been recognized in accumulated other comprehensive loss. The gross unrealized loss on debt securities held to maturity was $42 million at September 30, 2009 with the majority of positions in a continuous loss position for more than 12 months. For held to maturity securities transferred from available for sale, this amount is based on the investment securities’ original cost basis at acquisition.

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2009
Securities available for sale
Debt securities
US Treasury and government agencies	$(24)	$2,536			$(24)	$2,536
Residential mortgage-backed
Agency	(20)	2,249	$(2)	$71	(22)	2,320
Non-agency	(16)	123	(2,525)	7,503	(2,541)	7,626
Commercial mortgage-backed
Agency	(1)	47			(1)	47
Non-agency	(29)	399	(221)	1,784	(250)	2,183
Asset-backed	(9)	147	(420)	1,170	(429)	1,317
State and municipal	(1)	7	(57)	287	(58)	294
Other debt	(2)	112	(3)	14	(5)	126
Total	$(102)	$5,620	$(3,228)	$10,829	$(3,330)	$16,449

December 31, 2008
Securities available for sale
Debt securities
Residential mortgage-backed
Agency	$(1)	$49	$(8)	$188	$(9)	$237
Non-agency	(1,774)	3,570	(2,600)	3,683	(4,374)	7,253
Commercial mortgage-backed	(482)	2,207	(377)	1,184	(859)	3,391
Asset-backed	(102)	523	(344)	887	(446)	1,410
State and municipal	(56)	370	(20)	26	(76)	396
Other debt	(11)	185	(4)	8	(15)	193
Total	$(2,426)	$6,904	$(3,353)	$5,976	$(5,779)	$12,880

Evaluating Investments for Other-than-Temporary Impairments

For the securities in the above table, we do not intend to sell and have determined it is not more likely than not we will be required to sell the security prior to recovery of the amortized cost basis. On at least a quarterly basis, we conduct a comprehensive security-level assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, which was amended by the FASB and adopted by PNC in the first quarter of 2009, an OTTI loss must be recognized for a debt security in an unrealized loss position if we intend to sell the security or it is more likely than not we will be required to sell the security prior to recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if we do not expect to sell the security, we must evaluate the expected cash flows to be received to determine if we believe a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive loss. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that we will not recover the amortized cost basis, taking into consideration the estimated recovery period and our ability to hold the equity security until recovery, OTTI is recognized in earnings equal to the difference between the fair value and the amortized cost basis of the security.

The security-level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. Our assessment considers the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, our judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. We also consider the severity of the impairment and the length of time the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Balance Sheet Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

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

Securities not passing all of the filters are subjected to further analysis. We develop assumptions for prepayment rate, a delinquency default multiplier, and loss severity for securities grouped by security type, based on the underlying collateral characteristics, and vintage. We also consider actual recent collateral performance and security structuring and relevant independent industry research, analysis and forecasts. The resulting projections of future performance and cash flows of the underlying collateral are then allocated to each security within the securitization structure. Based on the results of the cash flow analysis, we determined whether we will recover the amortized cost basis of our security.

Commercial Mortgage-Backed Securities

Credit losses on these securities are measured using property-level cash flow projections and forward-looking property valuations. Cash flows are projected using a detailed analysis of net operating income (NOI) by property type which, in turn, is based on the analysis of NOI performance over the past several business cycles combined with PNC’s economic outlook for the current cycle. Loss severities are based on property price projections, which are calculated using capitalization rate projections. The capitalization rate projections are based on a combination of historical capitalization rates and expected capitalization rates implied by current market activity, our outlook and relevant independent industry research, analysis and forecasts.

Securities exhibiting weaker performance within the model are subject to further analysis. This analysis is performed at the loan level, and includes assessing local market conditions, reserves, occupancy, rent rolls and master/special servicer details.

During the third quarter and first nine months of 2009, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Credit Losses Recognized in Earnings

In millions	Three months ended September 30, 2009	Nine months ended September 30, 2009
Available for sale securities:
Non-agency residential mortgage-backed	$(92)	$(340)
Commercial mortgage-backed		(6)
Asset-backed	(34)	(76)
Other debt	(3)	(7)
Marketable equity securities		(4)
Total	$(129)	$(433)

The noncredit portion of these impairments totaled $272 million and $1.1 billion for the three and nine months ended September 30, 2009, respectively, and were included in accumulated other comprehensive loss.

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

For the three months ended September 30, 2009 In millions	Non-agency residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other debt	Total
June 30, 2009	$(284)	$(6)	$(75)	$(4)	$(369)
Loss where impairment was not previously recognized	(37)		(20)		(57)
Additional loss where credit impairment was previously recognized	(55)		(14)	(3)	(72)
September 30, 2009	$(376)	$(6)	$(109)	$(7)	$(498)

For the nine months ended September 30, 2009 In millions	Non-agency residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other debt	Total
December 31, 2008	$(35)		$(34)		$(69)
Loss where impairment was not previously recognized	(192)	$(6)	(54)	$(4)	(256)
Additional loss where credit impairment was previously recognized	(149)		(21)	(3)	(173)
September 30, 2009	$(376)	$(6)	$(109)	$(7)	$(498)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gain	Tax Expense
2009	$12,655	$421	$(15)	$406	$142
2008	5,943	121	(17)	104	36

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2009.

Contractual Maturity of Debt Securities

September 30, 2009 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$34	$3,637	$2,855	$366	$6,892
Residential mortgage-backed
Agency	112	160	1,304	21,675	23,251
Non-agency			57	11,007	11,064
Commercial mortgage-backed
Agency		12	959	116	1,087
Non-agency		38		3,936	3,974
Asset-backed		229	388	1,304	1,921
State and municipal	64	150	163	972	1,349
Other debt	13	1,687	156	30	1,886
Total debt securities available for sale	$223	$5,913	$5,882	$39,406	$51,424
Fair value	$225	$6,002	$5,964	$36,981	$49,172
Weighted-average yield, GAAP basis	3.95%	3.07%	3.85%	4.91%	4.58%
SECURITIES HELD TO MATURITY
Commercial mortgage-backed (non-agency)		$135	$69	$1,761	$1,965
Asset-backed	$141	2,127	117	156	2,541
State and municipal				8	8
Other debt		151			151
Total debt securities held to maturity	$141	$2,413	$186	$1,925	$4,665
Fair value	$134	$2,516	$208	$2,102	$4,960
Weighted-average yield, GAAP basis	4.04%	4.26%	4.22%	5.18%	4.41%

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of agency mortgage-backed securities was 3.8 years, of non-agency mortgage-backed securities was 4.9 years, of commercial mortgage-backed securities was 3 years and of asset-backed securities was 2.4 years at September 30, 2009. Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $21.5 billion at September 30, 2009 and $22.5 billion at December 31, 2008. The pledged securities include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $2.3 billion at September 30, 2009 and $1.6 billion at December 31, 2008 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $1.1 billion was repledged to others at September 30, 2009 and $461 million was repledged to others at December 31, 2008.

NOTE 8 FAIR VALUE

Fair Value Measurement

Fair value is defined in GAAP as the price that would be received to sell an asset or the price paid to transfer a liability on the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below.

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

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow. The assets and liabilities acquired from National City are included as of and for the nine months ended September 30, 2009 but were excluded as of December 31, 2008, the acquisition date.

Fair Value Measurements—Summary

	September 30, 2009				December 31, 2008 (j)
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$6,634	$29,076	$14,038	$49,748	$347	$21,633	$4,837	$26,817
Financial derivatives (a)	8	4,850	84	4,942	16	5,582	125	5,723
Residential mortgage loans held for sale (b)		1,551		1,551
Trading securities (c)	1,626	351	98	2,075	89	529	73	691
Residential mortgage servicing rights (d)			1,282	1,282			6	6
Commercial mortgage loans held for sale (b)			1,121	1,121			1,400	1,400
Equity investments	1		1,160	1,161			571	571
Customer resale agreements (e)		1,024		1,024		1,072		1,072
Loans (f)		80		80
Other assets (g)		190	496	686		144		144
Total assets	$8,269	$37,122	$18,279	$63,670	$452	$28,960	$7,012	$36,424
Liabilities
Financial derivatives (h)	$4	$3,840	$284	$4,128	$2	$4,387	$22	$4,411
Trading securities sold short (i)	1,208	31		1,239	182	207		389
Other liabilities		6		6		9		9
Total liabilities	$1,212	$3,877	$284	$5,373	$184	$4,603	$22	$4,809
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(c)	Included in trading securities on the Consolidated Balance Sheet. Fair value includes net unrealized gains of $28 million at September 30, 2009 compared with net unrealized losses of $28 million at December 31, 2008.
(d)	Included in other intangible assets on the Consolidated Balance Sheet.
(e)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option for this item.
(f)	Included in loans on the Consolidated Balance Sheet. PNC has elected the fair value option for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(g)	Includes BlackRock Series C Preferred Stock.
(h)	Included in other liabilities on the Consolidated Balance Sheet.
(i)	Included in other borrowed funds on the Consolidated Balance Sheet.
(j)	Excludes assets and liabilities associated with the acquisition of National City.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and nine months ended September 30, 2009 and 2008 follow.

Three months ended September 30, 2009 and September 30, 2008

Level 3 Instruments Only In millions	Securities available for sale	Financial derivatives	Trading securities	Residential mortgage servicing rights	Commercial mortgage loans held for sale (b)	Equity investments	Other assets	Total assets	Total liabilities (c)
June 30, 2009	$14,268	$125	$126	$1,459	$1,179	$1,160	$405	$18,722	$203
Total realized/unrealized gains or losses (a) : Included in earnings (*)	(129)	29	4	(176)	30	(1)	87	(156)	101
Included in other comprehensive income	625						9	634
Purchases, issuances, and settlements, net	(756)	(46)	(26)	(1)	(88)	1	(5)	(921)	(19)
Transfers into Level 3, net	30	(24)	(6)						(1)
September 30, 2009	$14,038	$84	$98	$1,282	$1,121	$1,160	$496	$18,279	$284
(*) Attributable to unrealized gains or losses related to assets or liabilities held at September 30, 2009:	$(129)	$30	$4	$(179)	$30	$(5)	$87	$(162)	$99

	Securities available for sale	Financial derivatives	Trading securities	Commercial mortgage loans held for sale (b)	Equity investments	Other assets	Total assets	Total liabilities (c)
June 30, 2008	$1,154	$85	$30	$1,604	$572	$8	$3,453	$154
Total realized/unrealized gains or losses (a):
Included in earnings (**)		(27)	(4)	(63)	(27)	(2)	(123)	27
Included in other comprehensive income	(66)						(66)
Purchases, issuances, and settlements, net	(3)			(76)	29		(50)	(3)
Transfers into Level 3, net	186	10	4				200
September 30, 2008	$1,271	$68	$30	$1,465	$574	$6	$3,414	$178
(**) Attributable to unrealized gains or losses related to assets or liabilities held at September 30, 2008:		$(19)	$(4)	$(56)	$(30)	$(2)	$(111)	$(23)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	We elected the fair value option for this item.
(c)	Comprised entirely of financial derivatives.

Nine months ended September 30, 2009 and September 30, 2008

Level 3 Instruments Only In millions	Securities available for sale	Financial derivatives	Trading securities	Residential mortgage servicing rights	Commercial mortgage loans held for sale (b)	Equity investments	Other assets	Total assets	Total liabilities (c)
December 31, 2008	$4,837	$125	$73	$6	$1,400	$571		$7,012	$22
National City acquisition	1,063	35	32	1,019	1	610	$40	2,800	16
January 1, 2009	5,900	160	105	1,025	1,401	1,181	40	9,812	38
Total realized/unrealized gains or losses (a):
Included in earnings (*)	(420)	125	3	243	(48)	(80)	238	61	241
Included in other comprehensive income	1,424						(3)	1,421
Purchases, issuances, and settlements, net	(1,074)	(181)	(1)	14	(232)	60	221	(1,193)	6
Transfers into Level 3, net	8,208	(20)	(9)			(1)		8,178	(1)
September 30, 2009	$14,038	$84	$98	$1,282	$1,121	$1,160	$496	$18,279	$284
(*) Attributable to unrealized gains or losses related to assets or liabilities held at September 30, 2009:	$(420)	$28	$7	$207	$(39)	$(88)	$238	$(67)	$242

	Securities available for sale	Financial derivatives	Trading securities	Commercial mortgage loans held for sale (b)	Equity investments	Other assets	Total Assets	Total liabilities (c)
December 31, 2007	$285	$130		$2,018	$568	$4	$3,005	$326
Impact of FASB ASC 820 and FASB ASC 825-10 adoption		2		2			4
January 1, 2008	285	132		2,020	568	4	3,009	326
Total realized/unrealized gains or losses (a):
Included in earnings (**)		(69)	$(4)	(243)	(10)	(2)	(328)	(139)
Included in other comprehensive income	(125)						(125)
Purchases, issuances, and settlements, net	428	(5)		(312)	16	4	131	(9)
Transfers into Level 3, net	683	10	34				727
September 30, 2008	$1,271	$68	$30	$1,465	$574	$6	$3,414	$178
(**) Attributable to unrealized gains or losses related to assets or liabilities held at September 30, 2008:		$(53)	$(4)	$(212)	$(30)	$(2)	$(301)	$(68)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	We elected the fair value option for this item.
(c)	Comprised entirely of financial derivatives.

Net losses (realized and unrealized) relating to Level 3 assets and liabilities were $180 million for the first nine months of 2009 compared with $189 million for the comparable period of 2008. The net losses (realized and unrealized) for the third quarter of 2009 were $257 million compared with $150 million for third quarter 2008. These amounts included net unrealized losses of $309 million and $261 million, respectively, for the 2009 periods. The comparable losses for the 2008 periods were $233 million and $88 million, respectively. These amounts were included in noninterest income in the Consolidated Income Statement.

During the first nine months of 2009, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $8.2 billion. These primarily related to non-agency residential and commercial mortgage-backed securities where management determined that the volume and level of market activity for these assets had significantly decreased. The lack of relevant market activity for these securities resulted in management incorporating the use of a discounted cash flow technique that includes assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty, that are based on both observable and unobservable inputs. We used the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes, to establish the fair value that management believes is most representative under current market conditions. Other Level 3 assets include commercial mortgage loans held for sale, certain equity securities, auction rate securities, corporate debt securities, trading securities, certain private-issuer asset-backed securities, private equity investments, residential mortgage servicing rights and other assets.

Details of available for sale and trading securities measured at fair value on a recurring basis follow.

Fair Value Measurements—Available for sale and trading securities

	September 30, 2009
In millions	Level 1	Level 2	Level 3	Total Fair Value
Available for sale securities
US Treasury and government agencies	$6,395	$522		$6,917
Residential mortgage-backed
Agency		23,801	$5	23,806
Non-agency		63	8,708	8,771
Commercial mortgage-backed
Agency		1,117		1,117
Non-agency			3,751	3,751
Asset-backed		301	1,212	1,513
State and municipal		1,105	263	1,368
Other debt		1,878	51	1,929
Total debt securities	6,395	28,787	13,990	49,172
Corporate stocks and other	239	289	48	576
Total securities available for sale	$6,634	$29,076	$14,038	$49,748
Trading securities
Debt	$1,603	$315	$86	$2,004
Equity	23	36	12	71
Total trading securities	$1,626	$351	$98	$2,075
Trading securities sold short
Debt	$1,208	$31		$1,239
Total trading securities sold short	$1,208	$31		$1,239

Detailed reconciliations of available for sale and trading securities measured at fair value on a recurring basis using Level 3 inputs for the three months and nine months ended September 30, 2009 follow.

Three months ended September 30, 2009

Level 3 Instruments Only In millions	Residential mortgage- backed agency	Residential mortgage- backed non-agency	Commercial mortgage- backed non-agency	Asset- backed	State and municipal	Other debt	Corporate stocks and other	Total available for sale securities	Trading securities debt	Trading securities equity
June 30, 2009	$5	$9,014	$3,658	$1,212	$276	$53	$50	$14,268	$97	$29
Total realized/unrealized gains or losses:
Included in earnings (*)		(92)		(34)		(3)		(129)	3	1
Included in other comprehensive income		256	302	66	(2)	3		625
Purchases, issuances, and settlements, net		(498)	(211)	(32)	(11)	(2)	(2)	(756)	(14)	(12)
Transfers into Level 3, net		28	2					30		(6)
September 30, 2009	$5	$8,708	$3,751	$1,212	$263	$51	$48	$14,038	$86	$12
(*) Amounts attributable to unrealized gains or losses related to available for sale and trading securities held at September 30, 2009:		$(92)		$(34)		$(3)		$(129)	$3	$1

Nine months ended September 30, 2009

Level 3 Instruments Only In millions	Residential mortgage- backed agency	Residential mortgage- backed non-agency	Commercial mortgage- backed non-agency	Asset- backed	State and municipal	Other debt	Corporate stocks and other	Total available for sale securities	Trading securities debt	Trading securities equity
December 31, 2008		$3,304	$337	$833	$271	$34	$58	$4,837	$56	$17
National City acquisition	$7	899		59	50	48		1,063	26	6
January 1, 2009	7	4,203	337	892	321	82	58	5,900	82	23
Total realized/unrealized gains or losses:
Included in earnings (**)		(340)	(6)	(68)		(6)		(420)	1	2
Included in other comprehensive income	(2)	839	627	(35)	1		(6)	1,424
Purchases, issuances, and settlements, net		(713)	(255)	(44)	(33)	(25)	(4)	(1,074)	8	(9)
Transfers into Level 3, net		4,719	3,048	467	(26)			8,208	(5)	(4)
September 30, 2009	$5	$8,708	$3,751	$1,212	$263	$51	$48	$14,038	$86	$12
(**) Amounts attributable to unrealized gains or losses related to available for sale and trading securities held at September 30, 2009:		$(340)	$(6)	$(68)		$(6)		$(420)	$6	$1

Interest income earned from trading securities totaled $43 million for the first nine months of 2009 and $104 million in the first nine months of 2008. For the third quarter of 2009 and 2008, interest income related to trading securities totaled $18 million and $28 million, respectively. These amounts are included in other interest income in the Consolidated Income Statement.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans and loans held for sale represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or based on an observable market price, which often results in significant management assumptions and input with respect to the determination of fair value. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial servicing rights reflect a recovery of a certain strata during the first nine months of 2009 while one strata was impaired at September 30, 2009 and at December 31, 2008. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds. Annually, this model is subject to an internal review process to validate controls and model results.

Fair Value Measurements—Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2009	December 31 2008	September 30 2009	September 30 2008	September 30 2009	September 30 2008
Assets
Nonaccrual loans	$825	$250	$(201)	$(9)	$(342)	$(35)
Loans held for sale	7	101	1	(5)	3	(13)
Equity investment	201	75	(4)	(30)	(55)	(56)
Commercial mortgage servicing rights (b)	353	560
Other intangible assets	2
Other assets (c)	124		(17)		(40)
Total assets	$1,512	$986	$(221)	$(44)	$(434)	$(104)
(a)	All Level 3.
(b)	One strata at fair value at September 30, 2009 and two strata at December 31, 2008.
(c)	Principally other real estate owned.

Fair Value Option

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans held for sale at fair value. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. At origination, these loans were intended for securitization. As such, a synthetic securitization methodology was used historically to value the loans and the related unfunded commitments on an aggregate basis based upon current commercial mortgage-backed securities (CMBS) market structures and conditions. Due to inactivity in the CMBS securitization market in 2008 and 2009, we determine the fair value of commercial mortgage loans held for sale by using a whole loan methodology. Fair value is determined using assumptions that management believes a market participant would use in pricing the loans. When available, valuation assumptions included observable inputs based on whole loan sales. Adjustments are made to these assumptions when uncertainties exist, including market conditions and liquidity. Credit risk was included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace. Based on the significance of unobservable inputs, we classified this portfolio as Level 3.

At September 30, 2009, commercial mortgage loans held for sale for which the fair value option had been elected had an aggregate fair value of $1.1 billion and an aggregate outstanding principal balance of $1.3 billion. The comparable amounts at December 31, 2008 were $1.4 billion and $1.6 billion, respectively.

Interest income on these loans is recorded as earned and reported in the Consolidated Income Statement in the caption Interest Income – Other. Net losses resulting from changes in fair value of these loans of $48 million in the first nine months of 2009, including the third quarter gain of $30 million, and

$243 million for the first nine months of 2008, including the third quarter of $63 million, were recorded in other noninterest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the first nine months and third quarter of 2009 and the first nine months and third quarter of 2008 were not material. The changes in fair value of these loans were partially offset by changes in the fair value of the related financial derivatives that economically hedged these loans.

Residential Mortgage Loans Held for Sale

We have elected to account for certain residential mortgage loans originated for sale at fair value on a recurring basis. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2. At September 30, 2009, residential mortgage loans held for sale for which the fair value option had been elected had an aggregate fair value and an outstanding principal balance of $1.6 billion. At December 31, 2008, these loans were acquired with National City. Certain of these loans have been subsequently reclassified to portfolio loans. At September 30, 2009, residential mortgage loans held in portfolio had an aggregate fair value of $60 million and an aggregate outstanding principal balance of $75 million.

Customer Resale Agreements and Bank Notes

We have elected to account for structured resale agreements and structured bank notes at fair value, which are economically hedged using free-standing financial derivatives.

The fair value for structured resale agreements and structured bank notes is determined using a model which includes observable market data as inputs such as interest rates. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market related data. Changes in fair value due to instrument-specific credit risk for both the first nine months and third quarter of 2009 and the first nine months and third quarter of 2008 were not material. At September 30, 2009, structured resale agreements with an aggregate fair value of $1.0 billion were included in federal funds sold and resale agreements on our Consolidated Balance Sheet. The aggregate outstanding principal balance at September 30, 2009 was $950 million. The comparable amounts at December 31, 2008 were $1.1 billion and $980 million, respectively. Interest income on structured resale agreements is reported in the Consolidated Income Statement in the caption Interest Income – Other.

BlackRock Series C Preferred Stock

Effective February 27, 2009, we elected to account for the 2.9 million shares of the BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. The Series C Preferred Stock will serve as an economic hedge of the BlackRock LTIP liability that is accounted for as a derivative.

The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the LTIP obligation. The BlackRock Series C Preferred Stock is classified as Level 3. The aggregate fair value at September 30, 2009 was $454 million.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option—Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2009	September 30 2008	September 30 2009	September 30 2008
Assets
Customer resale agreements	$7	$7	$(18)	$4
Commercial mortgage loans held for sale	30	(63)	(48)	(243)
Residential mortgage loans held for sale	126		374
Residential mortgage loans – portfolio	1		(3)
BlackRock Series C Preferred Stock	87		243
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option for September 30, 2009 and December 31, 2008 follow.

Fair Value Option—Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2009
Customer resale agreements	$1,024	$950	$74
Residential mortgage loans held for sale
Performing loans	1,488	1,472	16
Loans 90 days or more past due	61	79	(18)
Nonaccrual loans	2	8	(6)
Total	1,551	1,559	(8)
Commercial mortgage loans held for sale
Performing loans	1,092	1,289	(197)
Loans 90 days or more past due	1	2	(1)
Nonaccrual loans	28	38	(10)
Total	1,121	1,329	(208)
Residential mortgage loans – portfolio
Performing loans	19	21	(2)
Loans 90 days or more past due	33	37	(4)
Nonaccrual loans	8	17	(9)
Total	$60	$75	$(15)
December 31, 2008 (a)
Customer resale agreements	$1,072	$980	$92
Commercial mortgage loans held for sale
Performing loans	1,376	1,572	(196)
Nonaccrual loans	24	27	(3)
Total	$1,400	$1,599	$(199)
(a)	Excludes assets and liabilities associated with the acquisition of National City.

ADDITIONAL FAIR VALUE INFORMATION RELATED TO FINANCIAL INSTRUMENTS

	September 30, 2009 (a)		December 31, 2008 (a)
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$8,772	$8,772	$23,171	$23,171
Trading securities	2,075	2,075	1,725	1,725
Investment securities	54,413	54,708	43,473	43,406
Loans held for sale	3,509	3,566	4,366	4,366
Net loans (excludes leases)	149,515	147,361	165,112	162,159
Other assets	4,872	4,872	4,282	4,282
Mortgage and other loan servicing rights	2,179	2,287	1,890	1,899
Financial derivatives
Accounting hedges	1,039	1,039	1,416	1,416
Free-standing derivatives	3,903	3,903	7,088	7,088

Liabilities
Demand, savings and money market deposits	128,006	128,006	116,946	116,946
Time deposits	55,803	56,076	75,919	76,205
Borrowed funds	42,374	42,584	52,872	53,063
Financial derivatives
Accounting hedges	45	45	1	1
Free-standing derivatives	4,083	4,083	6,057	6,057
Unfunded loan commitments and letters of credit	323	323	338	338
(a)	Amounts include National City.

The aggregate fair values in the table above do not represent the underlying market value of PNC as the table excludes the following:

•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

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

SECURITIES

Securities include both the investment securities and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately 50% of our positions are valued using prices obtained from pricing services provided by the Barclay’s Capital Index, formerly known as the Lehman Index, and Interactive Data Corp. (IDC). For approximately 30% or more of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations.

NET LOANS AND LOANS HELD FOR SALE

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. For revolving home equity loans and commercial credit lines, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. Non-accrual loans are valued at their estimated recovery value. Refer to the Fair Value Option section of this Note 8 regarding the fair value of commercial and residential mortgage loans held for sale. Loans are presented net of the allowance for loan and lease losses and do not include future accretable discounts related to purchased impaired loans.

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

Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The aggregate carrying value of our equity investments carried at cost and FHLB and FRB stock was $3.0 billion at September 30, 2009 and $3.1 billion as of December 31, 2008, both of which approximate fair value at each date.

MORTGAGE AND OTHER LOAN SERVICING ASSETS

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment speeds, discount rates, escrow balances, interest rates, cost to service and other factors. We have controls in place intended to ensure that our fair values are appropriate. An independent model review group reviews our valuation models and validates them for their intended use.

For commercial mortgage loan servicing assets, key valuation assumptions at September 30, 2009 and December 31, 2008 included prepayment rates ranging from 4% – 18% and discount rates ranging from 7% – 9% for both periods, which resulted in an estimated fair value of $1.0 billion and $873 million, respectively.

For residential mortgage servicing assets, key assumptions at September 30, 2009 were a weighted average constant prepayment rate of 25.64%, weighted average life of 3.4 years and a discount rate, calculated as the spread over forward interest rate swap rates, of 11.88%, resulting in a fair value of $1.3 billion. The comparable amounts for December 31, 2008 were a weighted average constant prepayment rate of 33.04%, weighted average life of 2.3 years and a discount rate of 6.37%, resulting in a fair value of $1.0 billion.

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

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill and other intangible assets during the first nine months of 2009 follow:

Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
January 1, 2009	$8,868	$930	$1,890
Additions/adjustments:
National City acquisition	428	517	10
Mortgage and other loan servicing rights			341
BlackRock	(10)
Impairment reversal			29
Amortization		(184)	(85)
September 30, 2009	$9,286	$1,263	$2,185

An interim impairment test of goodwill was performed during the first quarter of 2009. This test did not result in any impairment. Changes in goodwill by business segment during the first nine months of 2009 follow:

Goodwill

In millions	January 1 2009	Additions/ Adjustments	September 30 2009
Retail Banking	$5,968	$(744)	$5,224
Corporate & Institutional Banking	1,609	1,084	2,693
Global Investment Servicing	1,233	2	1,235
BlackRock	44	(10)	34
Asset Management Group	14	43	57
Residential Mortgage Banking		43	43
Total	$8,868	$418	$9,286

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at the date of acquisition becomes available.

As of September 30, 2009, goodwill totaling $428 million has been recognized in connection with the National City acquisition. We are still awaiting and evaluating further information regarding pre-acquisition contingencies, including legal claims and other legal matters, and the finalization of restructuring plans related to the National City acquisition. Therefore, further modifications to the purchase price allocation may occur, resulting in an adjustment to goodwill in the fourth quarter of 2009.

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We adjust goodwill when BlackRock repurchases its shares at an amount greater (or less) than book value per share which results in an increase (or decrease) in our percentage ownership interest.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	September 30 2009	December 31 2008
Customer-related and other intangibles
Gross carrying amount	$1,808	$1,291
Accumulated amortization	(545)	(361)
Net carrying amount	$1,263	$930
Mortgage and other loan servicing rights
Gross carrying amount	$2,633	$2,286
Valuation allowance		(35)
Accumulated amortization	(448)	(361)
Net carrying amount	$2,185	$1,890
Total	$3,448	$2,820

During the first nine months of 2009, adjustments were made to the estimated fair values of assets acquired and liabilities assumed as part of the National City acquisition. This resulted in the recognition of $517 million of core deposit and other relationship intangibles at September 30, 2009. As of December 31, 2008, the values of these intangibles had been reduced by the allocation of negative goodwill.

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 14 years, with a weighted-average remaining useful life of approximately 10 years.

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2009	2008
January 1	$864	$694
Additions	84	78
Acquisition adjustment	(7)	(3)
Impairment reversal	35
Amortization expense	(79)	(72)
September 30	$897	$697

We recognize as another intangible asset the right to service mortgage loans for others. Commercial mortgage servicing rights are purchased in the open market and originated when loans are sold with servicing retained. Commercial mortgage servicing rights are initially recorded at fair value. These rights are subsequently measured using the amortization method. Accordingly, the commercial mortgage servicing rights are substantially amortized in proportion to and over the period of estimated net servicing income over a period of 5 to 10 years.

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

Changes in the residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights (a)

In millions	2009
January 1	$1,008
Additions:
From loans sold with servicing retained	232
Changes in fair value due to:
Time and payoffs (b)	(218)
Purchase accounting adjustments	17
Other (c)	243
September 30	$1,282
Unpaid principal balance of loans serviced for others at September 30	$159,075
(a)	The balance at January 1, 2008 and September 30, 2008 was $4 million and $7 million, respectively, and the unpaid principal balance of loans serviced for others at September 30, 2008 was $783 million.
(b)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.
(c)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

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

Revenue from mortgage and other loan servicing generated contractually specified servicing fees, late fees, and ancillary fees totaling $536 million for the first nine months of 2009 and $113 million for the first nine months of 2008. Comparable amounts for the third quarter of 2009 and the third quarter of 2008 were $178 million and $35 million, respectively. We also generate servicing revenue from fee-based activities provided to others. Revenue from commercial mortgage servicing rights, residential mortgage servicing rights and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

Amortization expense on intangible assets for the first nine months of 2009 was $239 million and $146 million for the first nine months of 2008. Amortization expense on existing intangible assets for 2009 through 2014 is estimated to be as follows:

•	Remainder of 2009: $82 million,
•	2010: $307 million,
•	2011: $260 million,
•	2012: $267 million,
•	2013: $238 million, and
•	2014: $212 million.

NOTE 10 LOAN SALES AND SECURITIZATIONS

Loan Sales

We sell residential and commercial mortgage loans to government-sponsored enterprises (GSEs) and in certain instances to other third-party investors. The GSEs, such as Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC), generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market. Generally, we do not retain any interest in the transferred loans other than mortgage servicing rights. Refer to Note 9 Goodwill and Other Intangible Assets for further discussion on our residential and commercial mortgage servicing rights assets. During the first nine months of 2009, residential and commercial mortgage loans sold totaled $17.0 billion and $4.3 billion, respectively. During the third quarter of 2009, residential and commercial mortgage loans sold totaled $5.0 billion and $881 million, respectively.

During the first nine months of 2008, commercial mortgage loans sold totaled $2.6 billion, including $791 million during the third quarter. There were no residential mortgage loans sales in 2008 as these activities were obtained through our acquisition of National City.

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

In addition, for certain loans sold to GNMA and FNMA, we hold an option to repurchase individual delinquent loans that meet certain criteria. Without prior authorization from these GSEs, this option gives PNC the ability to repurchase the delinquent loan at par. Under GAAP, once we have the unilateral ability to repurchase the delinquent loan, effective control over the loan has been regained and we are required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of our intent to repurchase the loan. At September 30, 2009 and December 31, 2008, the balance of our repurchase option asset and liability totaled $1.2 billion and $476 million, respectively.

Securitizations

In securitizations, loans are typically transferred to a qualifying special purpose entity (QSPE) that is demonstrably distinct from the transferor to transfer the risk from our Consolidated Balance Sheet. A QSPE is a bankruptcy-remote trust allowed to perform only certain passive activities. In addition, these entities are self-liquidating and in certain instances are structured as Real Estate Mortgage Investment Conduits (REMICs) for tax purposes. The QSPEs are generally financed by issuing certificates for various levels of senior and subordinated tranches. QSPEs are exempt from consolidation provided certain conditions are met. However, see Note 1 Accounting Policies regarding recently issued accounting guidance which could impact the accounting for these QSPEs effective January 1, 2010.

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

The following summarizes the assets and liabilities of the securitization QSPEs at September 30, 2009 and December 31, 2008.

September 30, 2009				December 31, 2008
In millions	Credit Card	Automobile	Mortgage	Credit Card	Automobile	Mortgage
Assets (a)	$2,318	$106	$247	$2,129	$250	$319
Liabilities	1,905	106	247	1,824	250	319
(a)	Represents period-end outstanding principal balances of loans transferred to the securitization QSPEs.

Credit Card Loans

Retained interests in the credit card securitizations consist of an interest-only strip, securities issued by the credit card securitization QSPE, and sellers’ interest. The interest-only strips are recognized in other assets on the Consolidated Balance Sheet and totaled approximately $17 million at September 30, 2009 and $20 million at December 31, 2008. The asset-backed securities are recognized in investment securities on the Consolidated Balance Sheet and totaled approximately $129 million at September 30, 2009 and $25 million at December 31, 2008. These retained interests represent the maximum exposure to loss associated with our involvement in these securitizations.

Sellers’ interest, which is recognized in loans on the Consolidated Balance Sheet, represents our pro-rata undivided interest in the credit card receivables in the QSPE. At September 30, 2009 and December 31, 2008, sellers’ interest totaled $413 million and $315 million, respectively. Our sellers’ interest ranks equally with the investor’s interest in the

QSPE. In general, the carrying amount of sellers’ interest varies as the amount of assets in the QSPE fluctuates due to customer payments, purchases, cash advances, and credit losses. The carrying amount of sellers’ interest is also affected by the reduction of the invested or securitized receivables in the QSPE during the controlled accumulation period. The controlled accumulation period represents the period of time in which monthly principal collections on credit card receivables are accumulated in anticipation of a series maturity. These cash collections are transferred to the QSPE in anticipation of the payoff of the maturing series which results in the increase of our sellers’ interest balance on the

Consolidated Balance Sheet. In September 2009, sellers’ interest increased $284 million due to the commencement of the controlled accumulation period for the 2008-1 and 2008-2 series. These series are scheduled to payoff in November 2009.

In July 2009, NCB, as sponsor of the National City Master Note Trust (the “Master Trust”), took certain actions to address recent declines in the securitization structure’s excess spread which resulted from the deterioration in performance of the underlying credit card receivables in the Master Trust. These actions taken were permitted by the transaction documents and consisted of the issuance of subordinate asset-backed notes by the Master Trust and the implementation of a “discount option receivable” mechanism for principal receivable balances added to the Master Trust during the revolving period. The subordinated asset-backed notes issued were retained by NCB and resulted from the securitization of credit card receivables with a net carrying value of $78 million. Accordingly, this transaction was not accounted for as a sale and resulted in the recognition of securities classified as held-to-maturity with an allocated value of $72 million. The fair value and carrying amount of these securities, which have a stated interest rate of zero percent, were $63 million and $75 million, respectively, at September 30, 2009. The discount option receivable mechanism will result in the designation of a percentage of newly transferred receivables to the Master Trust as finance charge receivables. Subsequently, finance charge collections will be applied to these newly created discount option receivables which will in effect increase the excess spread in the securitization structure. These actions did not have a significant impact on the Corporation’s results of operations.

Automobile Loans

Retained interests in the automobile securitization consist of an interest-only strip and asset-backed securities issued by the automobile securitization QSPE. The interest-only strip and asset-backed securities are recognized in other assets and investment securities, respectively, on the Consolidated Balance Sheet. At September 30, 2009 and December 31, 2008, the fair value of the interest-only strip was $14 million and $9 million, respectively. At September 30, 2009 and December 31, 2008, the fair value of the retained asset-backed securities totaled approximately $14 million and $15 million, respectively. These retained interests represent the maximum exposure to loss associated with our involvement in this securitization.

The following is a summary of owned and securitized loans, which are managed on a combined basis.

	September 30, 2009			December 31, 2008
In millions	Principal Balance	Loans Past Due 30 Days or More	Net Credit Losses for the Nine Months Ended September 30, 2009	Principal Balance	Loans Past Due 30 Days or More
Loans managed
Credit card	$4,232	$185	$87	$4,061	$191
Automobile	1,869	26	4	1,841	41
Jumbo mortgages	895	186	7	866	78
Total loans managed	$6,996	$397	$98	$6,768	$310
Less: Loans securitized
Credit card	$1,621	$70	$34	$1,824	$73
Automobile	106	3		250	9
Jumbo mortgages	247	8		319	5
Total loans securitized	$1,974	$81	$34	$2,393	$87
Less: Loans held for securitization
Jumbo mortgages	$6	$6		$9	$4
Loans held in portfolio	$5,016	$310	$64	$4,366	$219

Certain cash flows received from the securitization trusts follow:

	Nine Months Ended September 30, 2009
In millions	Credit Card	Automobile	Mortgage
Proceeds from collections reinvested in previous securitizations	$2,692.3
Servicing fees received	27.3	$1.3	$.6
Other cash flows received on interests that continue to be held	109.1	.6

The tables below present the weighted-average assumptions used to measure the fair values of our retained interests as of September 30, 2009. Fair value was determined by discounting the expected future cash flows of these assets. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These changes are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Credit Card Loans

September 30, 2009 Dollars in millions	Fair Value	Weighted- Average Life (in months)	Variable Annual Coupon Rate To Investors	Monthly Principal Repayment Rate	Expected Annual Credit Losses	Annual Discount Rate	Yield
Interest-only strip (a)	$17.1	3.6	1.03%	15.77%	7.28%	15.00%	12.93%
Decline in fair value:
10% adverse change				$1.1	$3.5		$6.5
20% adverse change			$.3	$2.1	$6.8		$12.1
(a)	Series 2005-1, 2006-1, 2007-1, 2008-1, 2008-2, and 2008-3.

Automobile Loans

September 30, 2009 Dollars in millions	Fair Value	Weighted- Average Life (in months)	Monthly Prepayment Speed (% ABS) (a)	Expected Cumulative Credit Losses	Annual Discount Rate	Weighted- Average Coupon
Interest-only strip (b)
Decline in fair value:	$14.0	3.0	1.26%	1.44%	12.00%	7.06%
10% adverse change						$.1
20% adverse change						$.1
(a)	Absolute prepayment speed.
(b)	Series 2005-A.

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

The components of our net periodic pension and post-retirement benefit cost for the third quarter and first nine months of 2009 and 2008 were as follows:

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended September 30 In millions	2009	2008	2009	2008	2009	2008
Net periodic cost consists of:
Service cost	$22	$11	$1	$1	$1	$1
Interest cost	52	21	4	2	5	4
Expected return on plan assets	(65)	(40)
Amortization of prior service cost	(1)				(1)	(2)
Amortization of actuarial losses	21
Net periodic cost (benefit)	$29	$(8)	$5	$3	$5	$3

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Nine months ended September 30 In millions	2009	2008	2009	2008	2009	2008
Net periodic cost consists of:
Service cost	$67	$33	$2	$1	$3	$2
Interest cost	155	64	11	5	15	11
Expected return on plan assets	(195)	(120)
Amortization of prior service cost	(1)	(1)			(3)	(5)
Amortization of actuarial losses	62		1	1
Net periodic cost (benefit)	$88	$(24)	$14	$7	$15	$8

STOCK-BASED COMPENSATION PLANS

As more fully described in Note 16 Stock-Based Compensation Plans in our 2008 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of September 30, 2009, no stock appreciation rights were outstanding. Total compensation expense recognized related to all share-based payment arrangements during the first nine months of 2009 and 2008 was approximately $63 million and $54 million, respectively.

As described in our Current Report on Form 8-K filed August 21, 2009, we took actions with respect to certain 2009 share-based payment arrangements for some of our senior executive officers. These actions were taken to address the impact on PNC executive compensation under current TARP rules. Under those TARP rules, a portion of some of our 2009 stock option, restricted stock, and restricted stock unit grants are required to be forfeited, based on the service period for these share-based grants. At its August 2009 meeting, the Personnel and Compensation Committee vested the restricted stock/units granted in respect of 2008 performance bonuses and eliminated all service-based forfeiture provisions from the time-vesting stock options granted in early 2009. The impact of these decisions resulted in approximately $12 million of accelerated expense recognized during the third quarter of 2009, which is included in the $63 million amount noted above.

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

We used the following assumptions in the option pricing models to determine 2009 and 2008 stock option expense:

Weighted-average for the nine months ended September 30	2009	2008
Risk-free interest rate	1.9%	3.1%
Dividend yield	3.6	3.3
Volatility	27.2	18.5
Expected life	5.6 yrs.	5.7 yrs.

Stock option information as of and for the nine months ended September 30, 2009 follows.

	PNC		PNC Options Converted From National City		Total
In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2008	14,537	$63.39	1,744	$636.31	16,281	$124.75
Granted	4,287	31.18			4,287	31.18
Exercised	(7)	42.19			(7)	42.19
Cancelled	(199)	45.67	(144)	733.62	(343)	335.00
Outstanding at September 30, 2009	18,618	$56.17	1,600	$627.56	20,218	$101.37
Exercisable at September 30, 2009	11,424	$63.61	1,600	$627.56	13,024	$132.88

The weighted-average grant-date fair value of options granted during the first nine months of 2009 and 2008 was $5.61 and $7.26 per option, respectively.

During the first nine months of 2009 we issued approximately 7,000 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock for any future stock option exercises.

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

A summary of nonvested incentive/performance unit shares and restricted stock/unit share activity follows:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
Dec. 31, 2008	492	$61.63	1,735	$65.39
Granted	9	31.83	1,021	33.16
Vested	(192)	64.27	(935)	54.44
Forfeited			(42)	39.08

September 30, 2009	309	$59.20	1,779	$53.27

In the chart above, the weighted-average grant-date fair value of incentive/performance unit share awards is measured by reducing the grant date price by the present value of dividends expected to be paid on the underlying shares.

At September 30, 2009, there was $30 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based, service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of September 30, 2009, there were 440,441 of these cash-payable restricted share units outstanding.

As further described in our Current Report on Form 8-K filed August 21, 2009, we entered into an agreement with certain senior executives regarding a portion of their salary to be payable in stock units. These units, which are cash-payable, have no future service, market or performance criteria and as such are fully expensed at grant date. These units will be settled in cash on March 31, 2011. As of September 30, 2009, there were 56,791 of these units outstanding, with a current market value of approximately $3 million.

A summary of all nonvested, cash-payable restricted share unit activity follows:

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2008	202
Granted	746
Vested and released	(54)
Forfeited	(64)

Outstanding at September 30, 2009	830	$40,345

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

During the next twelve months, we expect to reclassify to earnings $306 million of pretax net gains, or $199 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive loss. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to September 30, 2009. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of September 30, 2009 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in net losses of $29 million for the first nine months of 2009 compared to a net gain of $2 million for the first nine months of 2008.

Derivatives Not Designated in Hedge Relationships

The derivative portfolio also includes free standing derivative financial instruments not included in hedging strategies. These derivatives are entered into for risk management and economic hedge purposes, to meet customer needs, and for proprietary purposes. They primarily consist of interest rate, basis and total rate of return swaps, interest rate caps, floors and futures contracts, credit default swaps, option and foreign exchange contracts and certain interest rate-locked loan origination commitments, as well as commitments to buy or sell mortgage loans.

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

Interest rate lock commitments, as well as commitments to buy or sell mortgage loans, that we intend to sell are considered free-standing derivatives. Our interest rate exposure on certain commercial and residential mortgage interest rate lock commitments as well as commercial and residential mortgage loans held for sale is economically hedged with total rate of return swaps, pay-fixed interest rate swaps, credit derivatives and forward sales agreements. These contracts mitigate the impact on earnings of exposure to a certain referenced interest rate. The fair value of loan commitments is based on the estimated fair value of the underlying loan and the probability that the loan will fund within the terms of the commitment. The fair value of the loan commitment also takes into account the fair value of the embedded servicing right.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At September 30, 2009, we held cash, which is included in other borrowed funds and interest-bearing deposits on our Consolidated Balance Sheet, US government securities and mortgage-backed securities with a total of $601 million under these agreements. We pledged cash, which is included in short-term investments on our Consolidated Balance Sheet of $899 million under these agreements.

Contingent Features

Some of PNC’s derivative instruments contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2009, is $1.2 billion for which PNC had posted collateral of $813 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2009, would be an additional $383 million.

Total notional or contractual amounts and estimated net fair value for derivatives follow:

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$6,681	$61	$5,618	$527	$5,910	$45
Fair value hedges	14,547	978	8,975	889			$913	$1
Total	$21,228	$1,039	$14,593	$1,416	$5,910	$45	$913	$1
Derivatives not designated as hedging instruments under GAAP
Interest rate contracts	$173,919	$3,639	$132,827	$6,351	$114,109	$3,646	$88,724	$5,573
Foreign exchange contracts	4,922	139	4,272	331	4,452	134	4,749	323
Equity contracts	185	28	520	72	187	29	503	76
Credit contracts:
Credit default swaps	1,081	92	1,936	287	748	27	1,001	82
Risk participation agreements	1,546	5	1,350	3	1,821	4	1,940	3
Other contracts			438	44	211	243
Total	$181,653	$3,903	$141,343	$7,088	$121,528	$4,083	$96,917	$6,057
Total derivatives	$202,881	$4,942	$155,936	$8,504	$127,438	$4,128	$97,830	$6,058
(a)	Included in Other Assets on the Consolidated Balance Sheet.
(b)	Included in Other Liabilities on the Consolidated Balance Sheet.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships—Fair Value Hedges

In millions			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
			Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)	$(27)	$27	$(81)	$83
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	85	(89)	(311)	275
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	53	(50)	27	(22)
Total			$111	$(112)	$(365)	$336

Derivatives Designated in GAAP Hedge Relationships—Cash Flow Hedges

Nine months ended September 30, 2009 In millions	Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Gain (Loss) Recognized in Income on Derivatives, Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount	Location	Amount	Location	Amount
Interest rate contracts	$367	Interest income	$232	Noninterest income	$—
(a)	Total includes $87 million for the three months ended September 30, 2009.

Derivatives Not Designated as Hedging Instruments

Gain (Loss) on Derivatives Recognized in Noninterest Income In millions	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate contracts	$142	$116
Foreign exchange contracts	23	56
Equity contracts	4	2
Credit contracts	(36)	(49)
Other contracts	(87)	(146)
Total	$46	$(21)

We write caps and floors for customers, risk management and proprietary trading purposes. At September 30, 2009, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $15 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We enter into single name and index traded credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a referenced entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $17 million at September 30, 2009 compared to $80 million at December 31, 2008. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $587 million at September 30, 2009 compared to $955 million at December 31, 2008.

CREDIT DEFAULT SWAPS

September 30, 2009 Dollars in millions	Notional amount	Estimated net fair value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Guarantees
Single name	$85	$(4)	3.43
Index traded	502	(13)	6.09
Total (a)	$587	$(17)	5.70
Credit Default Swaps – Beneficiaries
Single name	$713	$7	3.50
Index traded	529	75	33.69
Total (b)	$1,242	$82	16.36
Total (c)	$1,829	$65	12.94
(a)	Includes $537 million notional of investment grade credit default swaps with a rating of Baa3 or above and $50 million notional of subinvestment grade based on published rating agency information.
(b)	Includes $1.0 billion notional of investment grade credit default swaps with a rating of Baa3 or above and $195 million notional of subinvestment grade based on published rating agency information.
(c)	The referenced/underlying assets for these credit default swaps is approximately 69% corporate debt, 27% commercial mortgage-backed securities and 4% related to loans.

December 31, 2008 Dollars in millions	Notional amount	Estimated net fair value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Guarantees
Single name	$278	$(38)	3.84
Index traded	677	(42)	4.84
Total (a)	$955	$(80)	4.54
Credit Default Swaps – Beneficiaries
Single name	$974	$84	3.82
Index traded	1,008	201	31.82
Total (b)	$1,982	$285	18.06
Total (c)	$2,937	$205	13.67
(a)	Includes $883 million notional of investment grade credit default swaps with a rating of Baa3 or above and $72 million notional of subinvestment grade based on published rating agency information.
(b)	Includes $1.7 billion notional of investment grade credit default swaps with a rating of Baa3 or above and $263 million notional of subinvestment grade based on published rating agency information.
(c)	The referenced/underlying assets for these credit default swaps is approximately 70% corporate debt, 27% commercial mortgage-backed securities and 3% related to loans.

We have also entered into various contingent performance guarantees through credit risk participation agreements sold with terms ranging from less than one year to 22 years. As of September 30, 2009 the notional amount of risk participation agreements sold was $1.8 billion with a weighted average remaining maturity of 2 years compared to December 31, 2008 of $1.9 billion and 3 years, respectively. The fair value of these agreements as of September 30, 2009 on our Consolidated Balance Sheet was a net liability of $4 million compared to December 31, 2008 of $3 million. Based on the Corporation’s internal risk rating process, 94% of the notional amount of the risk participation agreements sold outstanding had underlying swap counterparties with internal credit ratings of pass, indicating the expected risk of loss is currently low, while 6% had underlying swap counterparties with internal risk ratings below pass, indicating a higher degree of risk of default, compared to December 31, 2008 of 98% and 2%, respectively. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Assuming all underlying swap counterparties defaulted, the maximum potential exposure from these agreements as of September 30, 2009 would be $94 million based on the fair value of the underlying swaps compared with December 31, 2008 of $128 million.

NOTE 14 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per common share calculations:

	Three months ended September 30		Nine months ended September 30
In millions, except share and per share data	2009	2008	2009	2008
Basic
Net income	$559	$259	$1,296	$1,160
Less:
Net income (loss) attributable to noncontrolling interests	(20)	11	(7)	30
Dividends distributed to common shareholders	46	227	382	668
Dividends distributed to preferred shareholders	99		269
Dividends distributed to nonvested restricted shares		1	1	4
Preferred stock discount accretion	13		42
Undistributed net income	$421	$20	$609	$458
Percentage of undistributed income allocated to common shares	99.7%	99.5%	99.7%	99.5%
Undistributed income allocated to common shares	$419	$20	$607	$456
Plus common dividends	46	227	382	668
Net income attributable to basic common shares	$465	$247	$989	$1,124
Basic weighted-average common shares outstanding	459,632	345,049	451,417	342,780
Basic earnings per common share	$1.01	$.72	$2.19	$3.28
Diluted
Net income attributable to basic common shares	$465	$247	$989	$1,124
Less: BlackRock common stock equivalents	5	6	9	11
Net income attributable to diluted common shares	$460	$241	$980	$1,113
Basic weighted average common shares outstanding	459,632	345,049	451,417	342,780
Weighted-average common shares to be issued:
Convertible preferred stock	537	562	538	570
Convertible debentures				1
Stock options (a)	460	1,356	219	1,193
Warrants (b)
Other performance awards	300	281	281	280
Diluted weighted-average common shares outstanding	460,929	347,248	452,455	344,824
Diluted earnings per common share	$1.00	$.70	$2.17	$3.23
(a) Excludes stock options considered to be anti-dilutive (in thousands)	15,440	5,129	16,060	6,029
(b) Excludes warrants considered to be anti-dilutive (in thousands)	21,929		21,929

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

NOTE 15 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first nine months of 2009 follows. The par value of our preferred stock outstanding at September 30, 2009 totaled less than $.5 million and, therefore, is excluded from the table.

		Shareholders’ Equity
In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	443	$2,261	$7,918	$8,328	$11,461	$(3,949)	$(597)	$2,226	$27,648
Cumulative effect of adopting FASB ASC 320-10					110	(110)
Balance at January 1, 2009	443	2,261	7,918	8,328	11,571	(4,059)	(597)	2,226	27,648
Net income					1,303			(7)	1,296
Other comprehensive income (loss), net of tax
Other-than-temporary impairment losses on debt securities						(589)			(589)
Net unrealized securities gains						2,768			2,768
Net unrealized losses on cash flow hedge derivatives						(129)			(129)
Pension, other postretirement and postemployment benefit plan adjustments						48			48
Other						14			14
Comprehensive income								(7)	3,408
Cash dividends declared
Common ($.86 per share)					(384)				(384)
Preferred					(269)				(269)
Preferred stock discount accretion			42		(42)
Supervisory Capital Assessment Program issuance	15	75		549					624
Common stock activity	3	12		84					96
Treasury stock activity (a)				(151)			125		(26)
Other				50				516	566
Balance at September 30, 2009	461	$2,348	$7,960	$8,860	$12,179	$(1,947)	$(472)	$2,735	$31,663

Comprehensive loss for the first nine months of 2008 was $953 million.

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Nine months ended September 30, 2009 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Decrease in net unrealized losses on securities held at period end	$4,541	$(1,666)	$2,875
Less: Net gains realized in net income (b)	169	(62)	107
Change in net unrealized securities losses	4,372	(1,604)	2,768
Cumulative effect of adopting FASB ASC 320-10	(174)	64	(110)
Net increase in other-than-temporary impairment losses on debt securities	(933)	344	(589)
Change in other-than-temporary impairment losses on debt securities	(1,107)	408	(699)
Change in net unrealized gains on cash flow hedge derivatives:
Decrease in net unrealized gains on cash flow hedge derivatives	(84)	31	(53)
Less: Net gains realized in net income	120	(44)	76
Change in net unrealized gains on cash flow hedge derivatives	(204)	75	(129)
Change in pension, other postretirement and postemployment benefit plan adjustments	75	(27)	48
Change in other, net	39	(25)	14
Change in other comprehensive income (loss)	$3,175	$(1,173)	$2,002

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	September 30, 2009		December 31, 2008
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(1,360)	$(858)	$(5,732)	$(3,626)
Other-than-temporary impairment losses on debt securities	(1,107)	(699)
Net unrealized gains on cash flow hedge derivatives	388	245	592	374
Pension, other postretirement and postemployment benefit plan adjustments	(980)	(619)	(1,055)	(667)
Other, net	(39)	(16)	(78)	(30)
Accumulated other comprehensive loss	$(3,098)	$(1,947)	$(6,273)	$(3,949)
(a)	Net treasury stock activity totaled less than .5 million shares.
(b)	The pretax amount represents net unrealized gains at December 31, 2008 that were realized in 2009 when the related securities were sold. This amount differs from net gains on sales of securities included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2009.

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

The fair value of the preferred stock was determined based on assumptions regarding the discount rate (market rate) on the preferred stock, which was estimated to be approximately 13%. The discount on the preferred stock is being accreted to par value using a constant effective yield of 6% over a five-year period, which was the expected life of the preferred stock at issuance. The accretion of discount on these shares increased Capital surplus – preferred stock and reduced Retained earnings on our Consolidated Balance Sheet by approximately $40 million at September 30, 2009.

NOTE 16 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

As required by SEC Regulation S-X, summarized consolidated financial information of BlackRock follows.

In millions	Nine months ended Sept. 30
	2009	2008
Total revenue	$3,156	$4,000
Total expenses	2,267	2,745
Operating income	889	1,255
Non-operating income (expense)	(24)	(165)
Income before income taxes	865	1,090
Income tax expense	225	394
Net income	640	696
Less: net income (loss) attributable to non-controlling interests	21	(36)
Net income attributable to BlackRock	$619	$732

In millions	Three months ended Sept. 30
	2009	2008
Total revenue	$1,140	$1,313
Total expenses	783	859
Operating income	357	454
Non-operating income (expense)	78	(141)
Income before income taxes	435	313
Income tax expense	101	117
Net income	334	196
Less: net income (loss) attributable to non-controlling interests	17	(21)
Net income attributable to BlackRock	$317	$217

NOTE 17 LEGAL PROCEEDINGS

The disclosure below updates the description of legal proceedings in Note 24 Legal Proceedings in Part II, Item 8 of our 2008 Form 10-K and in Note 17 Legal Proceedings in Part I, Item 1 of our first and second quarter 2009 Quarterly Reports on Form 10-Q.

National City Matters

Visa. Although PNC Bank, N.A. is not named a defendant in any of the litigation currently pending against Visa®, MasterCard®, and several major financial institutions, including in some cases National City (since merged into PNC) and its subsidiary, National City Bank of Kentucky, since merged into National City Bank and was not initially a party to the judgment or loss sharing agreements to which National City and National City Bank are parties, it becomes responsible for National City Bank’s position in the litigation and under the agreements upon completion of the merger of National City Bank into PNC Bank, N.A., in addition to its existing indemnification obligations.

Derivative Cases. In October 2009, the United States District Court for the Northern District of Ohio entered an order dismissing the consolidated shareholder derivative complaint.

Securities and State Law Fiduciary Cases. In the lawsuit filed in January 2008 in the United States District Court for the Northern District of Ohio against National City and certain officers and directors of National City, plaintiffs have filed objections to the recommendation of the magistrate judge that the lawsuit be dismissed without prejudice. The recommendation remains subject to approval by the district court.

National City Acquisition-Related Litigation

In September 2009, objectors to the settlement previously approved by the Delaware Chancery Court filed an appeal of the approval to the Delaware Supreme Court. This appeal remains pending.

Sterling Financial Corporation Matters

In April 2008, we completed the acquisition of Sterling through the merger of Sterling Financial Corporation into The PNC Financial Services Group, Inc. As a result, we became responsible for litigation pending against Sterling and its subsidiaries at that time.

Several class action lawsuits were filed in May, June and July 2007 in the United States District Courts for the Eastern District of Pennsylvania and the Southern District of New York related to Sterling’s commercial finance subsidiary, Equipment Finance LLC, which we refer to as EFI. In October 2007, the lawsuits filed in New York were transferred to the Pennsylvania court for coordinated pretrial proceedings. In February 2008, the plaintiffs filed a consolidated amended complaint on behalf of those who purchased Sterling common stock during the period from April 27, 2004 through May 24, 2007. This complaint named Sterling, Bank of Lancaster County, N.A. (a predecessor to a bank subsidiary of Sterling), EFI, and members of their management as defendants. The plaintiffs alleged violations of the federal securities laws, including allegations that Sterling’s public statements and filings fraudulently omitted information and included fraudulent misrepresentations about the improprieties at EFI as well as about their impact on Sterling’s earnings and related matters. The plaintiffs asserted that the price for Sterling stock was fraudulently inflated during the class period due to the alleged omissions and misrepresentations, and seek unspecified damages, interest, attorneys’ fees and costs. The district court has granted final approval to our settlement agreement with the plaintiffs. The amount of this settlement is not material to PNC.

In addition, we have reached a settlement with all but one of the shareholders who received Sterling common shares as consideration in Sterling acquisition transactions and brought a separate lawsuit asserting claims similar to those in the consolidated amended complaint. The remaining shareholder opted out of the class settlement. Neither the settlement nor the remaining lawsuit is material to PNC.

Regulatory and Governmental Inquiries

The SEC is continuing to investigate activities at National City prior to its acquisition by PNC. Enforcement staff in the SEC’s Chicago Regional Office and Washington Office are conducting investigations, in which PNC is cooperating. The SEC has requested that PNC provide the SEC with documents concerning, among other things, National City’s capital-raising activities, loan underwriting experience, allowance for loan losses, marketing practices, dividends, bank regulatory matters and the sale of First Franklin Financial Corporation.

NOTE 18 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at September 30, 2009 included private equity investments of $473 million and other investments of $111 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit totaled $9.9 billion at September 30, 2009 and $10.3 billion at December 31, 2008. Based on PNC’s internal risk rating process for standby letters of credit as of September 30, 2009, 85% of the net outstanding balance had internal credit ratings of pass, indicating the expected risk of loss is currently low compared to 88% as of December 31, 2008, while 15% of the net outstanding balance as of September 30, 2009 had internal risk ratings below pass, indicating a higher degree of risk of default compared to 12% as of December 31, 2008.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on September 30, 2009 had terms ranging from less than 1 year to 10 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $13.2 billion at September 30, 2009, of which $5.4 billion support remarketing programs.

As of September 30, 2009, assets of approximately $1 billion secured certain specifically identified standby letters of credit. Approximately $3.3 billion in recourse provisions from third parties was also available for this purpose as of September 30, 2009. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $296 million at September 30, 2009.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At September 30, 2009, the aggregate of our commitments under these facilities was $483 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At September 30, 2009, our total commitments under these facilities were $5.9 billion, of which $5.8 billion was related to Market Street.

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit which were insignificant at September 30, 2009.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2008 and on behalf of several such individuals with respect to pending litigation or investigations during the first nine months of 2009. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities facilitated by Global Investment Servicing as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At September 30, 2009, the total maximum potential exposure as a result of these indemnity obligations was $8.3 billion, although the collateral at the time exceeded that amount.

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

In July 2009, Visa funded $700 million to an escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $66 million share of the $700 million as a reduction of our indemnification liability and a reduction of noninterest expense.

Our Visa indemnification liability included on our Consolidated Balance Sheet at September 30, 2009 totaled $194 million as a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements. Any ultimate exposure to the specified Visa litigation may be different than this amount.

RECOURSE AGREEMENTS

We are authorized to originate, underwrite, close to fund and service commercial mortgage loans and then sell them to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to one-third of the risk of loss on unpaid principal balances through a loss share arrangement. At September 30, 2009, the potential exposure to loss was $6.0 billion. Accordingly, we maintain a reserve for such potential losses which approximates the fair value of this exposure. At September 30, 2009, the unpaid principal balance outstanding of loans sold as a participant in these programs was $19.9 billion. The approximate fair value of the loss share arrangement in the form of reserves for losses under these programs, totaled $84 million as of September 30, 2009 and is included in other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. The serviced loans are not included on our Consolidated Balance Sheet.

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

Management maintains a liability for estimated losses on loans expected to be repurchased, or on which indemnification is expected to be provided, and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At September 30, 2009 the liability for estimated losses on repurchase and indemnification claims was $298 million.

REINSURANCE AGREEMENTS

We have four wholly-owned captive insurance subsidiaries which provide reinsurance to third-party insurers related to insurance sold to our customers. These subsidiaries enter into various types of reinsurance agreements with third-party insurers where the subsidiary assumes the risk of loss through either an excess of loss or quota share agreement up to 100% reinsurance. In excess of loss agreements, these subsidiaries assume the risk of loss for an excess layer of coverage up to specified limits, once a defined first loss percentage is met. In quota share agreements, the subsidiaries and third-party insurers share the responsibility for payment of all claims. Reserves were recognized for probable losses on these policies of $228 million at September 30, 2009 and $207 million at December 31, 2008. The aggregate maximum exposure up to the specified limits for all reinsurance contracts was $1.8 billion as of September  30, 2009.

NOTE 19 SEGMENT REPORTING

In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the acquisition of National City. As a result, we now have seven reportable business segments, which include:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Global Investment Servicing
•	Distressed Assets Portfolio

Business segment results for the third quarter and first nine months of 2008 have been reclassified to reflect current methodologies and current business and management structure and to present those periods on the same basis.

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

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, call centers and the internet. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Missouri, Virginia, Delaware, Washington, D.C., and Wisconsin.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, and real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services offered nationally.

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include financial planning, customized investment management, private banking, tailored credit solutions and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody, and retirement planning services. The institutional clients include corporations, foundations and unions and charitable endowments located primarily in our geographic footprint. This segment includes the asset management businesses acquired through the National City acquisition and the legacy PNC wealth management business previously included in the Retail Banking segment.

Residential Mortgage Banking directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint and also originates loans through joint venture partners. Mortgage loans represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically underwritten to third party standards and sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and third-party investors) with servicing retained. The mortgage servicing operation performs all functions related to servicing first mortgage loans for various investors. Certain loans originated through our joint ventures are serviced by a joint venture partner. In November 2009, we will reduce our joint venture relationship related to our legacy PNC business and will rebrand the former National City Mortgage as PNC Mortgage.

BlackRock is one of the largest publicly traded investment management firms in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services globally to a broad base of clients. At September 30, 2009, our share of BlackRock’s earnings was approximately 31%.

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

Results Of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Global Investment Servicing	Distressed Assets Portfolio	Other	Consolidated
2009
Income Statement
Net interest income (expense)	$865	$907	$70	$83		$(2)	$235	$64	$2,222
Noninterest income	569	401	155	209	$98	200	19	175	1,826
Total revenue	1,434	1,308	225	292	98	198	254	239	4,048
Provision for credit losses	313	426	9	4			127	35	914
Depreciation and amortization	54	35	10	1		18		90	208
Other noninterest expense	986	424	152	140		150	62	257	2,171
Earnings (loss) before income taxes	81	423	54	147	98	30	65	(143)	755
Income taxes (benefit)	31	140	19	56	24	11	26	(111)	196
Earnings (loss)	$50	$283	$35	$91	$74	$19	$39	$(32)	$559
Inter-segment revenue	$(2)	$3	$5	$1	$4	$3	$(4)	$(10)
Average Assets (a)	$65,053	$81,231	$7,281	$9,039	$4,599	$3,846	$22,326	$80,673	$274,048
2008
Income Statement
Net interest income (expense)	$394	$320	$32			$(6)		$260	$1,000
Noninterest income	268	118	109		$73	243		(157)	654
Total revenue	662	438	141		73	237		103	1,654
Provision for credit losses	133	51						6	190
Depreciation and amortization	33	5	2			19		35	94
Other noninterest expense	430	245	97			170		95	1,037
Earnings (loss) before income taxes	66	137	42		73	48		(33)	333
Income taxes (benefit)	30	47	16		17	16		(52)	74
Earnings	$36	$90	$26		$56	$32		$19	$259
Inter-segment revenue	$1	$3	$5		$4	$5		$(18)
Average Assets (a)	$33,045	$47,079	$3,090		$4,529	$4,501		$50,755	$142,999

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Global Investment Servicing	Distressed Assets Portfolio	Other	Consolidated
2009
Income Statement
Net interest income (expense)	$2,688	$2,802	$241	$261		$(28)	$861	$(116)	$6,709
Noninterest income	1,653	1,065	460	891	$191	604	71	262	5,197
Total revenue	4,341	3,867	701	1,152	191	576	932	146	11,906
Provision for credit losses	921	1,362	72	3			416	107	2,881
Depreciation and amortization	189	106	31	4		55		253	638
Other noninterest expense	2,969	1,250	468	486		458	197	899	6,727
Earnings (loss) before income taxes	262	1,149	130	659	191	63	319	(1,113)	1,660
Income taxes (benefit)	101	400	48	249	40	22	122	(618)	364
Earnings (loss)	$161	$749	$82	$410	$151	$41	$197	$(495)	$1,296
Inter-segment revenue	$(3)	$8	$14	$4	$12	$12	$(13)	$(34)
Average Assets (a)	$65,281	$86,385	$7,388	$8,289	$4,599	$3,846	$23,632	$79,140	$278,560
2008
Income Statement
Net interest income (expense)	$1,195	$941	$95			$(23)		$623	$2,831
Noninterest income	867	371	336		$244	725		140	2,683
Total revenue	2,062	1,312	431		244	702		763	5,514
Provision for credit losses	299	194	2					32	527
Depreciation and amortization	95	16	5			55		101	272
Other noninterest expense	1,232	691	269			504		301	2,997
Earnings before income taxes	436	411	155		244	143		329	1,718
Income taxes	176	140	58		59	50		75	558
Earnings	$260	$271	$97		$185	$93		$254	$1,160
Inter-segment revenue	$2	$9	$12		$11	$17		$(51)
Average Assets (a)	$32,739	$46,149	$2,955		$4,529	$4,501		$50,781	$141,654
(a)	Period-end balances for BlackRock and Global Investment Servicing.

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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$21,628	$791	4.87%	$9,334	$384	5.47%
Non-agency	12,399	621	6.67	12,086	494	5.47
Commercial mortgage-backed	4,645	196	5.63	5,747	232	5.38
Asset-backed	1,975	118	7.99	3,246	123	5.06
U.S. Treasury and government agencies	3,829	87	3.01	56	2	4.79
State and municipal	1,356	55	5.41	661	22	4.36
Other debt	1,118	30	3.58	187	8	5.52
Corporate stocks and other	410	2.79		430	11	3.35
Total securities available for sale	47,360	1,900	5.35	31,747	1,276	5.36
Securities held to maturity	3,853	161	5.56
Total investment securities	51,213	2,061	5.36	31,747	1,276	5.36
Loans
Commercial	63,054	2,433	5.09	30,665	1,415	6.06
Commercial real estate	25,173	1,013	5.31	9,296	418	5.90
Equipment lease financing	6,213	221	4.74	2,568	60	3.11
Consumer	52,185	2,066	5.29	20,149	855	5.67
Residential mortgage	21,529	1,054	6.53	9,158	410	5.97
Total loans	168,154	6,787	5.36	71,836	3,158	5.82
Loans held for sale	4,322	196	6.05	2,698	130	6.44
Federal funds sold and resale agreements	1,921	32	2.23	2,768	60	2.84
Other	15,400	120	1.03	4,382	174	5.30
Total interest-earning assets/interest income	241,010	9,196	5.07	113,431	4,798	5.61
Noninterest-earning assets:
Allowance for loan and lease losses	(4,248)			(922)
Cash and due from banks	3,645			2,844
Other	38,153			26,301
Total assets	$278,560			$141,654
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$54,999	457	1.11	$27,012	433	2.13
Demand	23,225	54.31		9,845	52.71
Savings	6,534	11.22		2,730	6.31
Retail certificates of deposit	56,249	825	1.96	16,600	461	3.71
Other time	6,228	53	1.13	4,298	109	3.34
Time deposits in foreign offices	3,510	7.25		5,093	91	2.35
Total interest-bearing deposits	150,745	1,407	1.25	65,578	1,152	2.34
Borrowed funds
Federal funds purchased and repurchase agreements	4,571	13.38		7,646	143	2.46
Federal Home Loan Bank borrowings	15,288	179	1.55	9,167	236	3.38
Bank notes and senior debt	13,202	352	3.52	6,380	157	3.23
Subordinated debt	10,297	460	5.96	4,957	163	4.40
Other	2,310	29	1.66	3,620	88	3.19
Total borrowed funds	45,668	1,033	3.00	31,770	787	3.26
Total interest-bearing liabilities/interest expense	196,413	2,440	1.65	97,348	1,939	2.64
Noninterest-bearing liabilities and equity:
Demand and other noninterest-bearing deposits	40,436			17,935
Allowance for unfunded loan commitments and letters of credit	330			137
Accrued expenses and other liabilities	11,782			9,831
Equity	29,599			16,403
Total liabilities and equity	$278,560			$141,654
Interest rate spread			3.42			2.97
Impact of noninterest-bearing sources			.30			.37
Net interest income/margin		$6,756	3.72%		$2,859	3.34%

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities. The interest-earning deposits with the Federal Reserve are included in the 'Other' interest-earning assets category.

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2009			Second Quarter 2009			Third Quarter 2008
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$20,838	$248	4.75%	$21,007	$257	4.89%	$10,744	$149	5.53%
11,553	191	6.60	12,520	217	6.95	12,180	164	5.40
5,052	68	5.40	4,624	67	5.84	5,863	79	5.39
1,911	47	10.04	1,985	22	4.22	3,522	44	5.02
6,026	47	3.06	4,185	33	3.15	32		2.31
1,367	18	5.16	1,366	17	5.20	798	8	3.97
1,647	14	3.40	1,012	9	3.61	266	4	5.52
388		.41	386	1	1.01	411	2	1.76
48,782	633	5.19	47,085	623	5.30	33,816	450	5.32
4,286	57	5.31	3,860	55	5.60
53,068	690	5.20	50,945	678	5.32	33,816	450	5.32
58,457	771	5.17	63,570	792	4.92	31,356	466	5.82
24,491	311	4.96	25,418	298	4.64	9,560	130	5.32
6,045	65	4.27	6,191	63	4.11	2,573	20	3.09
52,066	656	5.00	51,878	686	5.30	20,984	283	5.38
20,847	297	5.70	21,831	374	6.86	8,875	129	5.81
161,906	2,100	5.12	168,888	2,213	5.22	73,348	1,028	5.53
3,696	69	7.34	4,757	62	5.26	2,146	38	7.05
2,417	10	1.74	1,726	11	2.47	2,736	18	2.56
14,607	35.95		16,870	53	1.23	3,700	49	5.26
235,694	2,904	4.88	243,186	3,017	4.94	115,746	1,583	5.42
(4,264)			(4,385)			(1,012)
3,547			3,558			2,779
39,071			38,496			25,486
$274,048			$280,855			$142,999
$56,662	111.77		$55,464	146	1.05	$28,075	131	1.85
23,874	14.24		23,629	17.30		9,958	16.64
6,652	3.18		6,678	4.21		2,751	2.29
53,468	245	1.81	57,357	287	2.01	16,456	135	3.27
2,841	11	1.63	5,259	18	1.35	4,393	33	2.99
3,356	3.27		3,348	2.22		5,141	23	1.74
146,853	387	1.04	151,735	474	1.25	66,774	340	2.02
4,422	3.33		4,283	5.39		7,870	40	2.00
12,996	34	1.03	15,818	60	1.51	9,660	73	2.93
12,542	99	3.09	13,688	107	3.10	5,772	42	2.83
10,214	134	5.24	10,239	165	6.46	5,088	51	4.07
2,806	9	1.25	2,170	8	1.34	3,758	28	2.82
42,980	279	2.57	46,198	345	2.97	32,148	234	2.85
189,833	666	1.39	197,933	819	1.65	98,922	574	2.29
41,816			40,965			18,193
319			328			124
11,489			11,990			9,396
30,591			29,639			16,364
$274,048			$280,855			$142,999
		3.49			3.29			3.13
		.27			.31			.33
	$2,238	3.76%		$2,198	3.60%		$1,009	3.46%

Loan fees for the nine months ended September 30, 2009 and September 30, 2008 were $118 million and $42 million, respectively. Loan fees for the three months ended September 30, 2009, June 30, 2009, and September 30, 2008 were $40 million, $34 million, and $17 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2009 and September 30, 2008 were $47 million and $28 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended September 30, 2009, June 30, 2009, and September 30, 2008 were $16 million, $16 million, and $9 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2008 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the third quarter of 2009 are included in the following table:

In thousands, except per share data

2009 period	Total shares purchased (a) (b)	Average price paid per share	Total shares purchased as part of publicly announced programs (c)	Maximum number of shares that may yet be purchased under the programs (c)
July 1 – July 31	204	$37.08		24,710
August 1 – August 31	541	$41.07		24,710
September 1 – September 30	299	$44.69		24,710

Total	1,044	$41.33
(a)	Under the US Treasury’s TARP Capital Purchase Program, there are restrictions on dividends and common share repurchases associated with the preferred stock that we issued to the US Treasury under that program on December 31, 2008. As is typical with cumulative preferred stocks, dividend payments for this preferred must be current before dividends may be paid on junior shares, including our common stock, or junior shares can be repurchased or redeemed. Also, under the TARP Capital Purchase Program agreements, the US Treasury’s consent will be required for any increase in common dividends per share above the most recent level prior to October 14, 2008 until the third anniversary of the preferred issuance unless all of that preferred has been redeemed or is no longer held by the US Treasury. Further, during that same period, the US Treasury’s consent will be required, unless the preferred stock is no longer held by the US Treasury, for any share repurchases with limited exceptions, most significantly purchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice.
(b)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (c) to this table during the third quarter of 2009.
(c)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.63	Form of agreement regarding portion of salary payable in stock units. Incorporated herein by reference to Exhibit 10.63 of PNC’s Current Report on Form 8-K filed August 21, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, DC 20549 at prescribed rates. The Exhibits are also available as part of this Form 10-Q on or through PNC’s corporate website at www.pnc.com/secfilings under “Form 10-Q.” Shareholders and bondholders may also receive copies of Exhibits, without charge, by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com. The interactive data file (XBRL) exhibit is only available electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 6, 2009 on its behalf by the undersigned thereunto duly authorized.

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

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

STOCK LISTING The PNC Financial Services Group, Inc.’s common stock is listed on the New York Stock Exchange under the symbol PNC.

INTERNET INFORMATION The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors in portions of our corporate website, such as the Investor Events, Financial Information, and Message from the Chairman areas that you can find under “About PNC – Investor Relations”. In this section, we will from time to time post information that we believe may be important or useful to investors. We generally post the following shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from such calls or events. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information. You can also find the SEC reports and corporate governance information described in the sections below in the Investor Relations section of our website.

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

CORPORATE GOVERNANCE AT PNC Information about our Board and its committees and corporate governance at PNC is available on PNC’s corporate website at www.pnc.com/corporategovernance. Shareholders who would like to request printed copies of the PNC’s Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

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

	High	Low	Close	Cash Dividends Declared
2009 Quarter
First	$50.42	$16.20	$29.29	$.66
Second	53.22	27.50	38.81	.10
Third	48.78	33.06	48.59	.10
Total				$.86
2008 Quarter
First	$71.20	$53.10	$65.57	$.63
Second	73.00	55.22	57.10	.66
Third	87.99	49.01	74.70	.66
Fourth	80.00	39.09	49.00	.66
Total				$2.61

DIVIDEND POLICY Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, on March 1, 2009, the Board decided to reduce PNC’s quarterly common stock dividend from $.66 to

$.10 per share. Accordingly, the Board declared a quarterly common stock dividend of $.10 per share in April, July and October 2009. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company).

See Note (a) to the table included under Part II, Item 2. Unregistered Sales Of Equity Securities And Use of Proceeds in this Report regarding certain restrictions on dividends and share repurchases related to PNC’s participation in the US Treasury’s TARP Capital Purchase Program.

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