Form 10-K
period 2009-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2010-03-11
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

New York Stock Exchange New York Stock Exchange
12.000% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities (issued by National City Capital Trust I)	New York Stock Exchange
6.625% Trust Preferred Securities (issued by National City Capital Trust II)	New York Stock Exchange
6.625% Trust Preferred Securities (issued by National City Capital Trust III)	New York Stock Exchange
8.000% Trust Preferred Securities (issued by National City Capital Trust IV)	New York Stock Exchange
6.125% Capital Securities (issued by PNC Capital Trust D)	New York Stock Exchange
7 3/4% Trust Preferred Securities (issued by PNC Capital Trust E)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2009, determined using the per share closing price on that date on the New York Stock Exchange of $38.81, was approximately $17.8 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 26, 2010: 517,408,663

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2010 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. (PNC or the Corporation) has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A and our Risk Management, Critical Accounting Policies and Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7 of this Report.

ITEM 1 – BUSINESS

BUSINESS OVERVIEW Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial services companies in the United States. We have businesses engaged in retail banking, corporate and institutional banking, asset management, residential mortgage banking and global investment servicing, providing many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Missouri, Virginia, Delaware, Washington, D.C., and Wisconsin. We also provide certain investment servicing internationally. At December 31, 2009, our consolidated total assets, deposits and shareholders’ equity were $269.9 billion, $186.9 billion and $29.9 billion, respectively.

As described further below and elsewhere in this Report, on December 31, 2008, PNC acquired National City Corporation (National City). Our consolidated financial statements for 2009 reflect the impact of National City.

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

ACQUISITION OF NATIONAL CITY CORPORATION

On December 31, 2008, we acquired National City for approximately $6.1 billion. The total consideration included approximately $5.6 billion of PNC common stock, $150 million of preferred stock, and cash of $379 million paid to warrant holders by National City.

Following the closing, PNC received $7.6 billion from the US Department of the Treasury (US Treasury) under the Emergency Economic Stabilization Act of 2008 (EESA) in exchange for the issuance of preferred stock and a warrant. These proceeds were used to enhance National City Bank’s regulatory capital position to well-capitalized in order to continue serving the credit and deposit needs of existing and new customers. On a consolidated basis, these proceeds resulted in further improvement to our capital and liquidity positions. See Repurchase of Outstanding TARP Preferred Stock below for additional information.

National City, based in Cleveland, Ohio, was one of the nation’s largest financial services companies. In connection with obtaining regulatory approvals for the acquisition, PNC agreed to divest 61 of National City Bank’s branches in Western Pennsylvania. This divestiture, which included $4.1 billion of deposits and $.8 billion of loans, was completed during the third quarter of 2009.

Additional information regarding our acquisition of National City can be found in Item 7 and Item 8 of this Report.

REPURCHASE OF OUTSTANDING TARP PREFERRED STOCK

See Note 19 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding our December 31, 2008, issuance of $7.6 billion of Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock), and the related warrant to the US Treasury under the US Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.

As approved by the Federal Reserve Board, the US Treasury and our other banking regulators, on February 10, 2010, we redeemed all 75,792 shares of our Series N Preferred Stock totaling $7.6 billion held by the US Treasury. We used the net proceeds from our February 2010 common stock and senior notes offerings and other funds to redeem the Series N Preferred Stock. We did not exercise our right to seek to repurchase the related warrant at the time we redeemed the Series N Preferred Stock.

Note 28 Subsequent Events in Item 8 of this Report has additional information regarding the redemption of the Series N Preferred Stock and the February 2010 common stock and senior notes offerings.

PENDING SALE OF PNC GLOBAL INVESTMENT SERVICING

On February 2, 2010, we entered into a definitive agreement to sell PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash. Upon completion of the sale, we expect to report an after-tax gain of approximately $455 million.

We currently anticipate closing the transaction in the third quarter of 2010. Completion of the transaction is subject to regulatory approvals and certain other closing conditions. If the sale of GIS has not been completed by November 1, 2010, we will be required, on or before that date, to raise $700 million in additional Tier 1 common capital. We would do this either through the sale of assets approved by the Federal Reserve Board and/or through the issuance of additional common stock. See Item 1A Risk Factors for further information.

In addition to National City and GIS, we include information on other significant acquisitions and divestitures in Note 2 Acquisitions and Divestitures in Item 8 of this Report and here by reference.

REVIEW OF LINES OF BUSINESS In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the National City acquisition. In addition to the following information relating to our lines of business, we incorporate information under the captions Line of Business Highlights, Product Revenue, and

Business Segments Review in Item 7 of this Report here by reference. Also, we include financial and other information by business in Note 27 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented. Business segment results for periods prior to 2009 have been reclassified to reflect current methodologies and current business and management structure and to present those periods on the same basis but do not include the impact of National City, which we acquired on December 31, 2008. As a result of its pending sale, GIS is no longer a reportable business segment.

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, call centers and the internet. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Missouri, Virginia, Delaware, Washington, DC and Wisconsin.

Our core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with PNC. We also seek revenue growth by deepening our share of our customers’ financial assets, including savings and liquidity deposits, loans and investable assets. A key element of our strategy is to expand the use of alternative distribution channels while continuing to optimize the traditional branch network. In addition, we have a disciplined process to continually improve the engagement of both our employees and customers, which is a strong indicator for customer growth, retention and relationship expansion.

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

Asset Management Group is focused on becoming one of the premier bank-held wealth and institutional asset managers in each of the markets it serves. The business seeks to deliver high quality advice and investment management to our high net worth, ultra high net worth and institutional client sectors through a full array of products and services. Asset Management Group’s primary goals are to service its clients, grow its business and deliver solid financial performance with prudent risk and expense management.

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within our retail banking footprint and also originates loans through joint venture partners. Mortgage loans represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically underwritten to government agency and/or third party standards, and sold, servicing retained, to primary mortgage market conduits Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Home Loan Banks and third-party investors, or are securitized and issued under the Government National Mortgage Association (Ginnie Mae) program. The mortgage servicing operation performs all functions related to servicing first mortgage loans for various investors. Certain loans originated through our joint ventures are serviced by a joint venture partner. In November 2009, we reduced our joint venture relationship related to our legacy PNC business and rebranded the former National City Mortgage as PNC Mortgage.

Residential Mortgage Banking is focused on adding value to the PNC franchise by building stronger customer relationships, providing quality investment loans, and delivering acceptable returns under a moderate risk profile. Our national distribution capability provides volume that drives economies of scale, risk dispersion, and cost-effective extension of the retail banking footprint for cross-selling opportunities.

BlackRock is the largest publicly traded investment management firm in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, multi-asset class, alternative and cash management separate accounts and funds. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services globally to a broad base of clients.

At December 31, 2009, our share of BlackRock’s earnings was approximately 23%. Our investment in BlackRock is a strategic asset of PNC and a key component of our diversified earnings stream. The ability of BlackRock to grow assets under management is the key driver of increases in its revenue, earnings and, ultimately, shareholder value. BlackRock’s strategies for growth in assets under management include a focus on achieving client investment performance objectives in a manner consistent with their risk preferences and delivering excellent client service. The business dedicates significant resources to attracting and retaining talented professionals and to the ongoing enhancement of its investment technology and operating capabilities to deliver on this strategy.

Distressed Assets Portfolio includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. These loans require special servicing and management oversight given current market conditions. The majority of these loans are from acquisitions, primarily National City. Total loans were $18.5 billion at December 31, 2009.

The business activities of this segment are focused on maximizing the value of the assets while mitigating risk. Business intent drives the inclusion of assets in this business segment. Not all impaired loans are included in this business segment, nor are all of the loans included in this business segment considered impaired. The fair value marks taken upon our acquisition of National City, the team we have in place and targeted asset resolution strategies help us to manage these assets. Additionally, our capital and liquidity positions provide us flexibility in a challenging environment to optimize returns on this portfolio for our shareholders.

SUBSIDIARIES Our corporate legal structure at December 31, 2009 consisted of one domestic subsidiary bank, including its subsidiaries, and approximately 153 active non-bank subsidiaries. Our bank subsidiary is PNC Bank, National Association (PNC Bank, N.A.), headquartered in Pittsburgh, Pennsylvania.

We merged the charter of PNC Bank Delaware into PNC Bank, N.A. in August 2009 and merged the charter of National City Bank into PNC Bank, N.A. in November 2009. Our non-bank subsidiary, GIS, has a banking license in Ireland and a branch in Luxembourg, which allow GIS to provide depositary services as part of its business. For additional information on our subsidiaries, see Exhibit 21 to this Report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	171
Analysis Of Year-To-Year Changes In Net Interest Income	170
Book Values Of Securities	33-37 and 113-117
Maturities And Weighted-Average Yield Of Securities	116
Loan Types	30, 108 and 172
Selected Loan Maturities And Interest Sensitivity	174-175
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	67-70, 110 and 172
Potential Problem Loans And Loans Held For Sale	37 and 67-70
Summary Of Loan Loss Experience	68-70 and 173
Assignment Of Allowance For Loan And Lease Losses	68-70 and 173
Average Amount And Average Rate Paid On Deposits	171
Time Deposits Of $100,000 Or More	132 and 175
Selected Consolidated Financial Data	20-21

SUPERVISION AND REGULATION

OVERVIEW

PNC is a bank holding company registered under the Bank Holding Company Act of 1956 as amended (BHC Act) and a financial holding company under the Gramm-Leach-Bliley Act (GLB Act).

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

In addition, we are subject to comprehensive examination and supervision by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC), which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. An examination downgrade by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

We are also subject to regulation by the Securities and Exchange Commission (SEC) by virtue of our status as a public company and due to the nature of some of our businesses.

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

Due to the current economic environment and issues facing the financial services industry, we anticipate new legislative and regulatory initiatives over the next several years, including many focused specifically on banking and other financial services in which we are engaged. These initiatives will be in addition to the actions already taken by Congress and the regulators, including EESA, the American Recovery and Reinvestment Act of 2009 (Recovery Act), the Credit CARD Act of 2009 (Credit CARD Act), and the Secure and Fair Enforcement for Mortgage Licensing Act (the SAFE Act), as well as changes to the regulations implementing the Real Estate Settlement Procedures Act, the Federal Truth in Lending Act, and the Electronic Fund Transfer Act. Developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. The more detailed description of the significant regulations to which we are subject that follows is based on the current regulatory environment and is subject to potentially material change.

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

In light of the economic uncertainties and the actions taken by Congress, the US Department of the Treasury and other regulatory agencies to address the credit crisis, there is an increased focus by regulators on lending activities by banks and the relationship between those activities and governmental efforts to improve this situation. Also at least in part driven by the current economic and financial situation, there is an increased focus on fair lending and other issues related to the mortgage industry. Ongoing mortgage-related regulatory reforms include measures aimed at limiting mortgage foreclosures.

There has been a heightened focus recently on consumer protection issues generally, including those related to the protection of confidential customer information and fees assessed on deposits and credit card accounts.

Among other areas that have been receiving a high level of regulatory focus over the last several years has been compliance with anti-money laundering rules and regulations.

Additional legislation, changes in rules promulgated by the Federal Reserve, the OCC, the FDIC, the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of our businesses. The profitability of our businesses could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accord-

ingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to us.

BANK REGULATION

As a bank holding company and a financial holding company, we are subject to supervision and regular inspection by the Federal Reserve. PNC Bank, N.A. and its subsidiaries are subject to supervision and examination by applicable federal banking agencies, principally the OCC.

Because of PNC’s voting ownership interest in BlackRock, BlackRock is subject to the supervision and regulation of the Federal Reserve.

Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank, N.A. PNC Bank, N.A. is subject to various federal restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent. PNC Bank N.A. is also subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 23 Regulatory Matters included in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. Further information on bank level liquidity and parent company liquidity and on certain contractual restrictions is also available in the Liquidity Risk Management section and in the “Perpetual Trust Securities”, “PNC Capital Trust E Trust Preferred Securities”, and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements and VIEs section of Item 7 of this Report.

Under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength to its subsidiary bank and to commit resources to support such bank. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

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

In addition, the GLB Act permits national banks, such as PNC Bank, N.A., to engage in expanded activities through the formation of a “financial subsidiary.” In order to qualify to establish or acquire a financial subsidiary, PNC Bank, N.A. must be “well capitalized” and “well managed” and may not have a less than “satisfactory” Community Reinvestment Act (CRA) rating. A national bank that is one of the largest 50 insured banks in the United States, such as PNC Bank, N.A., must also have issued debt (which, for this purpose, may include the uninsured portion of a national bank’s long-term certificates of deposit) with certain minimum ratings. PNC Bank, N.A. has filed a financial subsidiary certification with the OCC and currently engages in insurance agency activities through financial subsidiaries. PNC Bank, N.A. may also generally engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity. Certain activities, however, are impermissible for a financial subsidiary of a national bank, including insurance under-writing, insurance investments, real estate investment or development, and merchant banking.

Other Federal Reserve and OCC Regulation. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its risk-weighted assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2009, PNC Bank, N.A. exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, we refer you to “Funding and Capital Sources” in the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 23 Regulatory Matters included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

At December 31, 2009, PNC Bank, N.A. was rated “outstanding” with respect to CRA.

FDIC Insurance. PNC Bank, N.A. is insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

SECURITIES AND RELATED REGULATION

The SEC, together with either the OCC or the Federal Reserve, regulates our registered broker-dealer subsidiaries. These subsidiaries are also subject to rules and regulations promulgated by the Financial Industry Regulatory Authority (FINRA), among others.

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

In addition, our investment advisory subsidiaries that are investment advisors to registered investment companies and other managed accounts are subject to the requirements of the Investment Company Act of 1940, as amended, and the SEC’s regulations thereunder, including PNC Capital Advisors, LLC, a wholly-owned subsidiary of PNC Bank, N.A. and registered investment advisor. GIS is subject to regulation by the SEC as a service provider to registered investment companies.

Over the past several years, the SEC and other governmental agencies have been investigating the mutual fund and hedge fund industries, including PNC Capital Advisors, LLC, GIS and other industry participants. The SEC has proposed various rules, and legislation has been introduced in Congress, intended to reform the regulation of these industries. The effect of regulatory reform has, and is likely to continue to, increase the extent of regulation of the mutual fund and hedge fund industries and impose additional compliance obligations and costs on our subsidiaries involved with those industries.

Under provisions of the federal securities laws applicable to broker-dealers, investment advisers and registered investment companies and their service providers, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

Our securities businesses with operations outside the United States, including BlackRock and GIS, are also subject to regulation by appropriate authorities in the foreign jurisdictions in which they do business.

BlackRock has subsidiaries in securities and related businesses subject to SEC and FINRA regulation, as described above, and a federally chartered nondepository trust company subsidiary subject to the supervision and regulation of the OCC. For additional information about the regulation of BlackRock, we refer you to the discussion under the “Regulation” section of Item 1 Business in BlackRock’s most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC’s website at www.sec.gov.

COMPETITION

We are subject to intense competition from various financial institutions and from non-bank entities that engage in similar activities without being subject to bank regulatory supervision and restrictions.

In making loans, PNC Bank, N.A. competes with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders, and institutional investors including CLO managers, hedge funds, mutual fund complexes and private equity firms. Loan pricing, structure and credit standards are extremely important in the current environment as we seek to achieve risk-adjusted returns. Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars.

PNC Bank, N.A. competes for deposits with the following:

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

EMPLOYEES Employees totaled 55,820 at December 31, 2009. This total includes 49,761 full-time and 6,059 part-time employees. This total also includes 4,450 GIS employees.

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

We also make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. PNC’s corporate internet address is www.pnc.com and you can find this information at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, or by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com for copies of exhibits. The interactive data file (XBRL) exhibit is only available electronically.

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

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PNC.”

INTERNET INFORMATION

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors in portions of our corporate website, such as the Investor Events and Financial Information areas that you can find under “About PNC – Investor Relations.” In this section, we will from time to time post information that we believe may be important or useful to investors. We generally post the following shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from such calls or events. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information. You can also find the SEC reports and corporate governance information described in the section above in the Investor Relations section of our website.

Where we have included web addresses in this Report, such as our web address and web addresses of the SEC and of BlackRock, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part of this Report.

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

Risk management is an important part of our business model. The success of our business is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can balance appropriately revenue generation and profitability with these inherent risks. Our shareholders have been well served by our focus on maintaining a moderate risk profile. At December 31, 2008 with an economy then in severe recession and with our then recent acquisition of National City, our Consolidated Balance Sheet did not reflect that desired risk profile. However, by December 31, 2009 we had made significant progress in bringing our risk issues back into alignment and in transitioning our balance sheet to reflect our business model. We remain committed to returning to a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. We discuss our principal risk management processes and, in appropriate places, related historical performance in the Risk Management section included in Item 7 of this Report.

The following are the key risk factors that affect us. In general, each of these risk factors presents the risk of a material impact on our results of operations or financial condition, in addition to other possible consequences described below. These risk factors and other risks are also discussed further in other parts of this Report.

Risks related to current economic conditions

The failure or slowing of the current modest economic recovery from recessionary conditions, or further turmoil or volatility in the financial markets, would likely have an adverse effect on our business, financial position and results of operations.

The economy in the United States and globally began to recover from severe recessionary conditions near mid-year 2009 and is currently in the midst of a modest economic recovery. The sustainability of the modest recovery is dependent on a number of factors that are not within our control, such as a return to private sector job growth, strengthening of housing sales and construction, continuation of the economic recovery globally, and the timing of the exit from government credit easing policies. We continue to face risks resulting from the aftermath of the severe recession generally and the modest pace of the current recovery. A slowing or failure of the economic recovery could bring a return to some or all of the adverse effects of the earlier recessionary conditions.

Since the middle of 2007 and with a heightened level of activity in 2008 and 2009, there has been disruption and turmoil in financial markets around the world. Throughout much of the United States there were dramatic declines in the housing market, with falling home prices and increasing foreclosures, and deepening recessionary conditions in the economy led to increased unemployment and underemployment and to reduced earnings, or in some cases losses, for businesses across many industries, with reduced investments in growth.

This overall environment resulted in significant stress for the financial services industry, and led to distress in credit markets, reduced liquidity for many types of securities, and concerns regarding the financial strength and adequacy of the capitalization of financial institutions. Some financial institutions around the world have failed, some have needed significant additional capital, and others have been forced to seek acquisition partners.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, as well as concern about their own capital and liquidity positions, many lenders and institutional investors reduced or ceased providing funding to borrowers. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets exacerbated the state of economic distress and hampered, and to some extent continues to hamper, efforts to bring about and sustain an economic recovery.

The United States and other governments have taken unprecedented steps to stabilize and restore confidence in the financial system, including making significant investments in financial institutions and guaranteeing or otherwise supporting troubled assets held by financial institutions. The US federal government has continued in its efforts to provide economic stimulus and financial market stability and to enhance the liquidity and solvency of financial institutions and markets, as well as to protect consumers and investors from financial abuse. These efforts, which will continue to evolve and which have impacted and will likely continue to impact PNC and its stakeholders, include EESA, the Recovery Act, and the Credit

CARD Act, among other legislative, administrative and regulatory initiatives, and also include changes in or additions to the statutes or regulations related to these and other programs.

These economic conditions have had an adverse effect on our business and financial performance. While the economy is currently in a modest recovery, we expect these conditions to continue to have an ongoing negative impact on us. A slowing or failure of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial institutions industry.

In particular, we may face the following risks in connection with the current economic and market environment:

•

We have seen and expect to face further increased regulation of our industry, including as a result of the EESA, the Recovery Act, the Credit CARD Act, and other current or future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. Compliance with such regulation may increase our costs, reduce our revenue, and limit our ability to pursue business opportunities.

•

Investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on PNC’s stock price and resulting market valuation.

•

Economic and market developments may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The process we use to estimate losses incurred in our credit exposure requires difficult, subjective, and complex judgments, including the review of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation, which may, in turn, impact the reliability of the process.

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

•

We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. Higher premiums may also result from FDIC proposals regarding risk-based premiums.

•

Investors in mortgage loans that we sell are more likely to seek indemnification against losses on loans or otherwise seek to have us share in such losses or to request us to repurchase loans that the investors do not believe comply with applicable representations.

•	We may be subject to additional fees and taxes as the government seeks to recover some of the costs of its recovery efforts, in particular from the financial services industry.

Some of these risks and others are discussed in more detail below.

The failure or slowing of the current modest recovery from recessionary conditions, as well as the lingering effects of the recession, would likely adversely affect our lending businesses and the value of the loans and debt securities we hold.

Given the high percentage of our assets represented directly or indirectly by loans, and the importance of lending to our overall business, the aftermath of recessionary conditions is likely to continue to have a negative impact on our business and our results of operations as the positive effects of economic recovery are likely to be slow and uneven in spreading to our customers. This could adversely impact loan utilization rates as well as delinquencies, defaults and customer ability to meet obligations under the loans.

Further, a failure or slowing of the current modest recovery from recessionary conditions would likely have a negative impact on our business, our ability to serve our customers, and our results of operations. Such conditions are likely to lead to increases in the number of borrowers who become delinquent or default or otherwise demonstrate a decreased ability to meet their obligations under their loans. This would result in higher levels of non-performing loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale. The value to us of other assets such as investment securities, most of which are debt securities or represent securitizations of loans, similarly would be negatively impacted by widespread decreases in credit quality resulting from a weakening of the economy.

Our regional concentrations make us particularly at risk for economic conditions in our primary retail banking footprint.

Although many of our businesses are national and some are international in scope, our retail banking business is concentrated within our retail branch network footprint, located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Missouri, Virginia, Delaware, Washington, D.C., and Wisconsin. Thus, we are particularly vulnerable to adverse changes in economic conditions in these states or the Mid-Atlantic and Midwest regions more generally.

Our business and performance are vulnerable to the impact of continued volatility in debt and equity markets.

As most of our assets and liabilities are financial in nature, we tend to be particularly sensitive to the performance of the financial markets. Since the middle of 2007 and with a heightened level of activity during 2008 and 2009, there has been unprecedented turmoil, volatility and illiquidity in worldwide financial markets, accompanied by uncertain prospects for sustaining the modest economic recovery that began mid-year 2009. In addition, there have been dramatic changes in the competitive landscape of the financial services industry during this time. This turmoil and volatility has been a contributory factor to overall economic conditions, leading to some of the risks discussed above, including impairing the ability of borrowers and other counterparties to meet obligations to us. Financial market volatility also can have some of the following adverse effects on PNC and our business and financial performance:

•	It can affect the value or liquidity of our on-balance sheet and off-balance sheet financial instruments.
•	It can affect the value of servicing rights, including those we carry at fair value.
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

•	Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate debt instruments.
•	Such changes may decrease the demand for interest-rate based products and services, including loans and deposit accounts.
•	Such changes can also affect our ability to hedge various forms of market and interest rate risk and may decrease the profitability or increase the risk associated with such hedges.
•	Movements in interest rates also affect mortgage prepayment speeds and could result in impairments of mortgage servicing assets.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking companies such as PNC. An important function of the Federal Reserve is to regulate the national supply of bank credit and market interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits and can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Both due to the impact on rates and by controlling access to direct funding from the Federal Reserve Banks, the Federal Reserve’s policies also influence, to a significant extent, our cost of funding. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on our activities and financial results.

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

Risks resulting from 2008-2010 transactions

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

This acquisition presents us with a number of risks and uncertainties related both to the acquisition itself and to the integration of the acquired businesses into PNC. These risks and uncertainties include the following risks to PNC:

•

Like PNC, National City was a large financial institution with retail and other banking operations in numerous markets in which PNC had little or no experience. National City also had major operations in areas in which PNC did not have a significant presence, including residential mortgage lending, residential mortgage servicing, credit card lending and equipment leasing. Prior to completion of the merger, PNC and National City operated as separate independent entities, and National City operated under its own systems and procedures, operating models and controls. As a result of these factors as well as the relative size of the acquisition, there are significant integration-related risks, which are greater than in other recent acquisitions by PNC.

•

Prior to our acquisition, National City’s results were impacted negatively by a significant amount of asset impairments. Our results following the acquisition depend on our ability to manage these assets, which require special servicing and management oversight, including disposition if appropriate. As the integration process continues, we may identify other issues with respect to National City’s asset valuation or accounting procedures that may lead to further impairments or write-downs.
•

National City’s pre-acquisition financial performance and resulting stock price performance and other pre-acquisition activities have led to legal proceedings and other claims and governmental investigations and more may be made or commenced in the future. As a result of this acquisition, we now bear the risks associated with legal proceedings and other claims and governmental investigations relating to National City’s business and activities before the acquisition, the full extent of the potential adverse impact of which cannot currently be predicted with reasonable certainty. See Note 24 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Our failure to complete the sale of GIS by November 1, 2010 would result in a requirement that we sell other assets or raise additional common equity.

As part of the regulatory approval for the redemption of the Series N Preferred Stock issued to the US Treasury, we will be required to raise additional Tier 1 common capital through the sale of assets approved by the Federal Reserve Board or through the issuance of additional common stock if the sale of GIS has not been completed by November 1, 2010. We will need to raise this additional Tier 1 common capital by November 1 in the amount of $700 million.

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

Acquisitions of other financial services companies in general present risks to PNC in addition to those presented by the nature of the business acquired. We describe some of the integration risks presented by our acquisition of National City above. Many of these risks are common to some extent in acquisition transactions.

In general, acquisitions may be substantially more expensive to complete (including unanticipated costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues relating to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs or regulatory limitations arising as a result of those issues.

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

Our businesses are subject to regulation by multiple bank regulatory bodies as well as multiple securities industry regulators. Applicable laws and regulations restrict our ability to repurchase stock or to receive dividends from subsidiaries that operate in the banking and securities businesses and impose capital adequacy requirements. They also restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, and for the protection of customer information, among other things. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions as well as damage to our reputation and businesses.

In addition, we are subject to comprehensive examination and supervision by banking and other regulatory bodies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, growth, and profitability of our businesses.

Due to the current economic environment and issues facing the financial services industry, we anticipate new legislative and regulatory initiatives over the next several years, including many focused specifically on banking and other financial services in which we are engaged. These initiatives will be in addition to the actions already taken by Congress and the regulators, including EESA, the Recovery Act, the Credit CARD Act, and the SAFE Act, as well as changes to the regulations implementing the Real Estate Settlement Procedures Act, the Federal Truth in Lending Act, and the Electronic Fund Transfer Act. Developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. This impact could include rules and regulations that affect the nature and profitability of our business activities, how we use our capital, how we compensate and incent our employees, and other matters potentially having a negative effect on our overall business results and prospects.

Under the regulations of the Federal Reserve, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of this regulatory policy, the Federal Reserve might require PNC to commit resources to PNC Bank, N.A. when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

Our ability to pay dividends to shareholders is largely dependent on dividends from our operating subsidiaries, principally PNC Bank, N.A. Banks are subject to regulation on the amount and circumstances of dividends they can pay to their holding companies.

We discuss these and other regulatory issues applicable to PNC, including some particular areas of current regulatory focus or concern, in the Supervision and Regulation section included in Item 1 of this Report and in Note 23 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report and here by reference.

A failure to have adequate procedures to comply with regulatory requirements could expose us to damages, fines and regulatory penalties, which could be significant, and could also injure our reputation with customers and others with whom we do business.

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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be more difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly.

Our business and financial results could be impacted materially by adverse results in legal proceedings.

Many aspects of our business involve substantial risk of legal liability. We have been named as defendants in various legal proceedings arising from our business activities (and in some cases from the activities of companies we have acquired). In addition, we are regularly the subject of governmental investigations and other forms of regulatory inquiry. The results of these legal proceedings and governmental investigations and inquiries could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm.

Some of our customers could be adversely affected by climate-related conditions which could have an impact on our business.

Our business could be negatively impacted by adverse changes in the creditworthiness of our customers and by adverse changes in customer demand for our products and services to the extent that our customers are negatively impacted by climate-related physical changes and hazards or by legislative and regulatory initiatives relating to climate change or other conditions.

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

During 2009 National City paid penalties of $400,000 imposed under §6707A(b)(2) of the Internal Revenue Code for failure to include certain reportable transaction information in its 2004 federal income tax return related to listed transactions.

ITEM 4 – RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each of our executive officers as of February 26, 2010 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (1)
James E. Rohr	61	Chairman and Chief Executive Officer (2)	1972
Joseph C. Guyaux	59	President	1972
William S. Demchak	47	Senior Vice Chairman	2002
Timothy G. Shack	59	Vice Chairman	1976
Thomas K. Whitford	53	Vice Chairman and Chief Risk Officer	1983
Joan L. Gulley	62	Executive Vice President and Chief Human Resources Officer	1986
Michael J. Hannon	53	Executive Vice President and Chief Credit Officer	1982
Richard J. Johnson	53	Executive Vice President and Chief Financial Officer	2002
Helen P. Pudlin	60	Executive Vice President and General Counsel	1989
Robert Q. Reilly	45	Executive Vice President	1987
Samuel R. Patterson	51	Senior Vice President and Controller	1986
(1)	Where applicable, refers to year employed by predecessor company.
(2)	Also serves as a director of PNC.

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

Thomas K. Whitford was appointed Chief Risk Officer in November 2009 in addition to serving as Vice Chairman since February 2009. He was appointed Chief Administrative Officer in May 2007. From April 2002 through May 2007, he served as Chief Risk Officer.

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

Michael J. Hannon was appointed Executive Vice President and Chief Credit Officer in November 2009. From February 2009 to November 2009 he was Executive Vice President and Chief Risk Officer and was previously Senior Vice President and Chief Credit Officer.

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

Robert Q. Reilly joined PNC Bank, N.A. in September 1987. He currently serves as the head of PNC’s Asset Management Group. Previously, he has held numerous management roles in both Corporate Banking and Asset Management. He was appointed Executive Vice President of PNC in February 2009.

DIRECTORS OF THE REGISTRANT

The name, age and principal occupation of each of our directors as of February 26, 2010, and the year he or she first became a director is set forth below:

•	Richard O. Berndt, 67, Managing Partner of Gallagher, Evelius & Jones LLP (law firm) (2007)
•	Charles E. Bunch, 60, Chairman and Chief Executive Officer of PPG Industries, Inc. (coatings, sealants and glass products) (2007)
•	Paul W. Chellgren, 67, Operating Partner, Snow Phipps Group, LLC (private equity) (1995)
•	Robert N. Clay, 63, President and Chief Executive Officer of Clay Holding Company (investments) (1987)
•	Kay Coles James, 60, President and Founder of The Gloucester Institute (non-profit) (2006)
•	Richard B. Kelson, 63, Operating Advisor, Pegasus Capital Advisors, L.P. (private equity) (2002)
•	Bruce C. Lindsay, 68, Chairman and Managing Member of 2117 Associates, LLC (advisory company) (1995)

•	Anthony A. Massaro, 65, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (manufacturer of welding and cutting products) (2002)
•	Jane G. Pepper, 64, President of the Pennsylvania Horticultural Society (non-profit) (1997)
•	James E. Rohr, 61, Chairman and Chief Executive Officer of PNC (1990)
•	Donald J. Shepard, 63, Non-executive Chairman of AEGON U.S. Holding Corporation (insurance) (2007)
•	Lorene K. Steffes, 64, Independent Business Advisor (technology and technical services) (2000)
•	Dennis F. Strigl, 63, Retired President and Chief Operating Officer of Verizon Communications Inc. (telecommunications) (2001)
•	Stephen G. Thieke, 63, Retired Chairman, Risk Management Committee of J.P. Morgan (financial and investment banking services) (2002)
•	Thomas J. Usher, 67, Non-executive Chairman of Marathon Oil Corporation (oil and gas industry) (1992)
•	George H. Walls, Jr., 67, former Chief Deputy Auditor for the State of North Carolina (2006)
•	Helge H. Wehmeier, 67, Retired Vice Chairman of Bayer Corporation (healthcare, crop protection, and chemicals) (1992)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (1) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 26, 2010, there were 81,425 common shareholders of record.

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

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2009 in the table (with introductory paragraph and notes) that appears under Item 12 of this Report.

Our registrar, stock transfer agent, and dividend disbursing agent is:

Computershare Investor Services, LLC

250 Royall Street

Canton, MA 02021

800-982-7652

We include here by reference the information that appears under the caption “Common Stock Performance Graph” at the end of this Item 5.

(a)	(2) None.

(b)	Not applicable.

(c)	Details of our repurchases of PNC common stock during the fourth quarter of 2009 are included in the following table:

In thousands, except per share data

2009 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – October 31	359	$48.97		24,710
November 1 – November 30	462	$54.87		24,710
December 1 – December 31	386	$53.72		24,710
Total	1,207	$52.75
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the fourth quarter of 2009.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

Common Stock Performance Graph

This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2009, as compared with: (1) a selected peer group of our competitors, called the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of that year. The stock performance graph assumes that $100 was invested on January 1, 2005 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2004 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 04	Dec. 05	Dec. 06	Dec. 07	Dec. 08	Dec. 09
PNC	$100	111.66	138.01	126.57	98.50	108.61	1.67%
S&P 500 Index	$100	104.91	121.48	128.15	80.74	102.11	0.42%
S&P 500 Banks	$100	98.57	114.46	80.37	42.20	39.42	(16.99%)
Peer Group	$100	102.39	121.14	82.07	46.97	59.95	(9.73%)

The Peer Group for the preceding chart and table consists of the following companies: BB&T Corporation; Bank of America Corporation; Capital One Financial, Inc.; Comerica Inc.; Fifth Third Bancorp; JPMorgan Chase; KeyCorp; M&T

Bank; The PNC Financial Services Group, Inc.; Regions Financial Corporation; SunTrust Banks, Inc.; U.S. Bancorp; and Wells Fargo & Co. This Peer Group was approved by the Board’s Personnel and Compensation Committee (the Committee) for 2009. The Committee has approved the same Peer Group for 2010.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2004 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

ITEM 6 – SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2009 (a)	2008	2007	2006	2005

SUMMARY OF OPERATIONS
Interest income	$12,086	$6,301	$6,144	$4,592	$3,720
Interest expense	3,003	2,447	3,197	2,309	1,533
Net interest income	9,083	3,854	2,947	2,283	2,187
Noninterest income (b)	7,145	2,442	2,944	5,422	3,297
Total revenue	16,228	6,296	5,891	7,705	5,484
Provision for credit losses (c)	3,930	1,517	315	124	21
Noninterest expense	9,073	3,685	3,652	3,795	3,662
Income from continuing operations before income taxes and noncontrolling interests	3,225	1,094	1,924	3,786	1,801
Income taxes	867	298	561	1,311	547
Income from continuing operations before noncontrolling interests	2,358	796	1,363	2,475	1,254
Income from discontinued operations (net of income taxes of $54, $63, $66, $52 and $57) (d)	45	118	128	124	104
Net income	2,403	914	1,491	2,599	1,358
Less: Net income (loss) attributable to noncontrolling interests	(44)	32	24	4	33
Preferred stock dividends (e)	388	21		1	1
Preferred stock discount accretion	56
Net income attributable to common shareholders	$2,003	$861	$1,467	$2,594	$1,324

PER COMMON SHARE
Basic earnings
Continuing operations	$4.30	$2.15	$4.02	$8.39	$4.24
Discontinued operations (d)	.10	.34	.38	.42	.36
Net income	$4.40	$2.49	$4.40	$8.81	$4.60
Diluted earnings
Continuing operations	$4.26	$2.10	$3.94	$8.29	$4.17
Discontinued operations (d)	.10	.34	.38	.42	.36
Net income	$4.36	$2.44	$4.32	$8.71	$4.53
Book value	$47.68	$39.44	$43.60	$36.80	$29.21
Cash dividends declared	$.96	$2.61	$2.44	$2.15	$2.00
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Amount for 2009 included $1.076 billion gain related to BlackRock’s acquisition of Barclays Global Investors (BGI) on December 1, 2009.
(c)	Amount for 2008 included $504 million conforming provision for credit losses related to our National City acquisition.
(d)	Reflects results of operations for PNC Global Investment Servicing for all years presented. See Pending Sale of PNC Global Investment Servicing in the Executive Summary section of Item 7 and Note 2 Acquisitions and Divestitures in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information.
(e)	Amount for 2009 included $332 million paid under the TARP Capital Purchase Program.

Certain prior-period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. See Note 2 Acquisitions and Divestitures in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on significant recent business acquisitions and divestitures, including our December 31, 2008 acquisition of National City and our pending 2010 sale of GIS.

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

	At or for the year ended December 31
Dollars in millions, except as noted	2009 (a)	2008 (b)	2007	2006	2005

BALANCE SHEET HIGHLIGHTS
Assets	$269,863	$291,081	$138,920	$101,820	$91,954
Loans	157,543	175,489	68,319	50,105	49,101
Allowance for loan and lease losses	5,072	3,917	830	560	596
Interest-earning deposits with banks	4,488	14,859	346	339	669
Investment securities	56,027	43,473	30,225	23,191	20,710
Loans held for sale	2,539	4,366	3,927	2,366	2,449
Goodwill and other intangible assets	12,909	11,688	9,551	4,043	4,466
Equity investments (c)	10,254	8,554	6,045	5,330	1,323
Noninterest-bearing deposits	44,384	37,148	19,440	16,070	14,988
Interest-bearing deposits	142,538	155,717	63,256	50,231	45,287
Total deposits	186,922	192,865	82,696	66,301	60,275
Borrowed funds (d)	39,261	52,240	30,931	15,028	16,897
Shareholders’ equity	29,942	25,422	14,854	10,788	8,563
Common shareholders’ equity	22,011	17,490	14,847	10,781	8,555

ASSETS UNDER ADMINISTRATION (billions)
Discretionary assets under management (e)	$103	$103	$74	$55	$495
Nondiscretionary assets under management	102	125	112	85	83
Total assets under administration	$205	$228	$186	$140	$578

SELECTED RATIOS
From continuing operations
Noninterest income to total revenue	44	39	50	70	60
Efficiency	56	59	62	49	67
From net income
Net interest margin (f)	3.82%	3.37%	3.00%	2.92%	3.00%
Return on
Average common shareholders’ equity	9.78	6.52	10.70	28.01	17.00
Average assets	.87	.64	1.21	2.74	1.53
Loans to deposits	84	91	83	76	81
Dividend payout	21.4	104.6	55.0	24.4	43.4
Tier 1 risk-based	11.4	9.7	6.8	10.4	8.3
Tier 1 common	6.0	4.8	5.4	8.7	6.1
Common shareholders’ equity to total assets	8.2	6.0	10.7	10.6	9.3
Average common shareholders’ equity to average assets	7.2	9.6	11.3	9.8	9.0

SELECTED STATISTICS
Employees	55,820	59,595	28,320	23,783	25,348
Retail Banking branches	2,512	2,580	1,102	848	835
ATMs	6,473	6,233	3,900	3,581	3,721
Residential mortgage servicing portfolio (billions)	$158	$187
Commercial mortgage servicing portfolio (billions)	$287	$270	$243	$200	$136
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes the impact of National City except for the following Selected Ratios: Noninterest income to total revenue, Efficiency, Net interest margin, Return on Average common shareholders’ equity, Return on Average assets, Dividend payout, and Average common shareholders’ equity to average assets.
(c)	Includes our investment in BlackRock beginning with the 2006 balance. BlackRock was a consolidated entity at December 31, 2005.
(d)	Includes long-term borrowings of $26.3 billion, $33.6 billion, $12.6 billion, $6.6 billion and $6.8 billion for 2009, 2008, 2007, 2006 and 2005, respectively. Borrowings which mature more than one year after December 31, 2009 are considered to be long-term.
(e)	Assets under management at December 31, 2005 include BlackRock’s assets under management. We deconsolidated BlackRock effective September 29, 2006.
(f)	Calculated as taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the years 2009, 2008, 2007, 2006 and 2005 were $65 million, $36 million, $27 million, $25 million and $33 million, respectively.

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

On December 31, 2008, PNC acquired National City Corporation (National City). Our consolidated financial statements for 2009 reflect the impact of National City. The impact of National City is described where appropriate throughout this Report.

We expect to incur additional merger and integration costs in 2010 of approximately $285 million pretax in connection with the acquisition of National City. We previously recognized $421 million pretax in 2009, including $155 million pretax in the fourth quarter, and $575 million pretax in the fourth quarter of 2008. The transaction is expected to result in the reduction of more than $1.5 billion of combined company annualized noninterest expense through the elimination of operational and administrative redundancies.

We continue to integrate the businesses and operations of National City with those of PNC.

REPURCHASE OF OUTSTANDING TARP PREFERRED STOCK

As further described in Note 19 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report, on December 31, 2008, we issued $7.6 billion of Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock), and the related warrant to the US Treasury under the US Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.

As approved by the Federal Reserve Board, the US Treasury and our other banking regulators, on February 10, 2010, we redeemed all 75,792 shares of our Series N Preferred Stock held by the US Treasury totaling $7.6 billion. We used the net proceeds from our February 2010 common stock and senior notes offerings, described further in the Liquidity Risk Management section of this Item 7, and other funds to redeem the Series N Preferred Stock.

Dividends of $89 million were paid on February 10, 2010 when the Series N Preferred Stock was redeemed. PNC paid total dividends of $421 million to the US Treasury while the Series N Preferred Stock was outstanding.

We did not exercise our right to seek to repurchase the related warrant at the time we redeemed the Series N Preferred Stock.

PENDING SALE OF PNC GLOBAL INVESTMENT SERVICING

On February 2, 2010, we entered into a definitive agreement to sell PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash. Upon completion of the sale, we expect to report an after-tax gain of approximately $455 million.

We currently anticipate closing the transaction in the third quarter of 2010. Completion of the transaction is subject to regulatory approvals and certain other closing conditions. If the sale of GIS is not completed by November 1, 2010, we will be required, on or before that date, to raise $700 million in additional Tier 1 common capital. We would do this either through the sale of assets approved by the Federal Reserve Board and/or through the issuance of additional common stock. See Item 1A Risk Factors in this Report for additional information.

Further information regarding the National City acquisition and the pending sale of GIS is included in Note 2 Acquisitions and Divestitures in our Notes To Consolidated Financial Statements within Item 8 of this Report.

KEY STRATEGIC GOALS

We manage our company for the long term and are focused on returning to a moderate risk profile while maintaining strong capital and liquidity positions, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business.

Our strategy to enhance shareholder value centers on driving pre-tax, pre-provision earnings in excess of credit costs by achieving growth in revenue from our balance sheet and diverse business mix that exceeds growth in expenses controlled through disciplined cost management. The primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by offering convenient banking options and leading technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service, and through a significantly enhanced branding initiative. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

We are focused on our strategies for quality growth. We are committed to returning to a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. We made substantial progress in transitioning our balance sheet throughout 2009, working to institute our moderate risk philosophy throughout our expanded franchise. Our actions have created a well-positioned balance sheet, strong bank level liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

We also continue to be focused on building capital in the current environment characterized by economic and regulatory uncertainty. See the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Item 7.

SUPERVISORY CAPITAL ASSESSMENT PROGRAM (STRESS TESTS)

On May 7, 2009, the Board of Governors of the Federal Reserve System announced the results of the stress tests conducted by banking regulators under the Supervisory Capital Assessment Program with respect to the 19 largest bank holding companies. As a result of this test, the Federal Reserve concluded that PNC was well capitalized but that, in order to provide a greater cushion against the risk that economic conditions over the next two years are worse than currently anticipated, PNC needed to augment the composition of its capital by increasing the common shareholders’ equity component of Tier 1 capital. In May 2009 we raised $624 million in new common equity through the issuance of 15 million shares of common stock. In connection with the Supervisory Capital Assessment Program, we submitted a capital plan which was accepted by the Federal Reserve.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

Since the middle of 2007 and with a heightened level of activity during 2008 and 2009, there has been unprecedented turmoil, volatility and illiquidity in worldwide financial markets, accompanied by uncertain prospects for sustaining a fragile economic recovery that began mid-year 2009. In addition, there have been dramatic changes in the competitive landscape of the financial services industry during this time.

Recent efforts by the Federal government, including the US Congress, the US Department of the Treasury, the Federal Reserve, the FDIC, and the Securities and Exchange Commission, to stabilize and restore confidence in the financial services industry have impacted and will likely continue to impact PNC and our stakeholders. These efforts, which will continue to evolve, include the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and other legislative, administrative and regulatory initiatives, including the US Treasury’s TARP Capital Purchase Program, the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and the

Federal Reserve’s Commercial Paper Funding Facility (CPFF).

These programs include the following:

TARP CAPITAL PURCHASE PROGRAM

The TARP Capital Purchase Program enabled US financial institutions to build capital through the sale to the US Treasury of senior preferred shares of stock to increase the flow of financing to US businesses and consumers and to support the US economy.

Note 19 Equity included in our Notes To Consolidated Financial Statements within Item 8 of this Report includes information regarding the preferred stock and the related warrant that we issued under this program. See Repurchase of Outstanding TARP Preferred Stock above.

FDIC TEMPORARY LIQUIDITY GUARANTEE PROGRAM

The FDIC’s TLGP is designed to strengthen confidence and encourage liquidity in the banking system by:

•	Guaranteeing newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies (TLGP-Debt Guarantee Program), and
•	Providing full deposit insurance coverage for non-interest bearing transaction accounts in FDIC-insured institutions, regardless of the dollar amount (TLGP -Transaction Account Guarantee Program).

In December 2008, PNC Funding Corp issued fixed and floating rate senior notes totaling $2.9 billion under the FDIC’s TLGP-Debt Guarantee Program. In March 2009, PNC Funding Corp issued floating rate senior notes totaling $1.0 billion under this program. Each of these series of senior notes is guaranteed through maturity by the FDIC.

From October 14, 2008 through December 31, 2009, PNC Bank, National Association (PNC Bank, N.A.) participated in the TLGP-Transaction Account Guarantee Program. Under this program, all non-interest bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. Coverage under this program is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.

Beginning January 1, 2010, PNC Bank, N.A. is no longer participating in the TLGP-Transaction Account Guarantee Program. Thus, as of December 31, 2009, funds held in noninterest-bearing transaction accounts were no longer guaranteed in full under the TLGP—Transaction Account Guarantee Program, but are insured up to $250,000 under the FDIC’s general deposit insurance rules.

Federal Reserve Commercial Paper Funding Facility (CPFF)

Effective October 28, 2008, Market Street Funding LLC (Market Street) was approved to participate in the Federal

Reserve’s CPFF. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expired on February 1, 2010. Market Street had no borrowings under this facility at December 31, 2009 or during the year then ended.

Public-Private Investment Fund Programs (PPIFs) – In March 2009, the US Treasury and the FDIC announced that they would establish the Legacy Loans Program (LLP) to remove troubled loans and other assets from banks. The FDIC will provide oversight for the formation, funding, and operation of new PPIFs that will purchase loans and other assets from depository institutions. The LLP will attract private capital through an FDIC debt guarantee and Treasury equity co-investment. All FDIC-insured depository institutions will be eligible to participate in the program.

In March 2009, the US Treasury also announced the establishment of the Legacy Securities PPIFs, which are designed to address issues raised by troubled assets. These Legacy Securities PPIFs are specifically focused on legacy securities and are part of a plan that directs both equity capital and debt financing into the market for legacy assets. This program is designed to draw in private capital to these markets by providing matching equity capital from the US Treasury and debt financing from the Federal Reserve via the Term Asset-Backed Loan Facility (TALF) and the US Treasury.

PNC has not participated in these programs and is determining to what extent, if any, it will participate in these programs.

Home Affordable Modification Program (HAMP) – As part of its effort to stabilize the US housing market, in March 2009 the Obama Administration published detailed guidelines implementing HAMP, and authorized servicers to begin loan modifications. PNC began participating in HAMP for GSE mortgages in May and for non-GSE mortgages in July, and is evaluating participation in the Second Lien Program. This program is scheduled to terminate as of December 31, 2012.

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

The current regulatory environment remains uncertain and we expect greater reforms and additional regulatory changes. While we believe that we are well positioned to navigate through this process, we cannot predict the ultimate impact of these actions on PNC’s business plans and strategies.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following, some of which may be affected by legislative, regulatory and administrative initiatives, such as the Federal government initiatives outlined above:

•	General economic conditions, including the speed and stamina of the fragile recovery,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Progress toward completion of the integration of the National City acquisition,
•	The closing of our planned 2010 sale of GIS,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,

•	Revenue growth,
•	A sustained focus on expense management, including achieving our cost savings targets associated with our National City integration, and creating positive pre-tax, pre-provision earnings,
•	Managing the distressed assets portfolio and other impaired assets,
•	Maintaining our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management leading to a return to our desired moderate risk profile, and
•	Actions we take within the capital and other financial markets.

Summary Financial Results

	Year ended December 31
	2009	2008
Net income, in millions	$2,403	$914
Diluted earnings per common share
Continuing operations	$4.26	$2.10
Discontinued operations	.10	.34
Net income	$4.36	$2.44
Return on
Average common shareholders’ equity	9.78%	6.52%
Average assets	.87%	.64%

On December 1, 2009, BlackRock acquired Barclays Global Investors (BGI) from Barclays Bank PLC. PNC recognized a pretax gain of $1.076 billion, or $687 million after taxes, in the fourth quarter of 2009 related to this transaction. Additional information regarding this transaction is included within the BlackRock section of our Business Segments Review section of this Item 7.

Our earnings and related per share amounts for 2008 do not include the impact of National City, which we acquired effective December 31, 2008, other than a conforming adjustment to our provision for credit losses of $504 million and other integration costs of $71 million, both of which were recognized in the fourth quarter of 2008. Our Consolidated Balance Sheet at December 31, 2008 includes National City’s assets and liabilities at estimated fair value.

Our performance in 2009 included the following:

•

We remain committed to responsible lending to support economic growth. Loans and commitments originated and renewed totaled approximately $110 billion in 2009. Included were $4 billion of small business loans originated and renewed in 2009, and we have enhanced our second-look programs for small business loan applications. As of December 31, 2009, we had funded approximately 2,100 refinances totaling $.4 billion through the Home Affordable Refinance Program and over 70,000 solicitations under the Home Affordable Modification Program had been sent to eligible borrowers.
•	Loans totaled $158 billion at December 31, 2009 and declined 2% during the fourth quarter reflecting a slower pace of decline compared with the first nine months of 2009.
•

We effectively managed deposit pricing and realigned the deposit mix during 2009, growing transaction deposits by $15 billion, or 14%, and reducing nonrelationship certificates of deposit by approximately $16 billion.

•	Pretax, pre-provision earnings of $7.2 billion exceeded the provision for credit losses by $3.2 billion for 2009.
•	Total revenue was $16.2 billion for 2009, reflecting our diverse revenue sources. The net interest margin increased 45 basis points to 3.82% in 2009 compared with 2008.
•	Noninterest expense totaled $9.1 billion in 2009, including $421 million of integration costs offset by $800 million of acquisition cost savings.
•

The pace of credit quality deterioration continued to ease during the fourth quarter of 2009. Nonperforming assets increased $.7 billion over the third quarter to $6.3 billion, a lower increase compared with the $1.0 billion increase in the third quarter. We strengthened loan loss reserves for the 11th consecutive quarter. The allowance for loan and lease losses of $5.1 billion combined with $4.9 billion of marks on acquired impaired loans represented approximately 6% of loans outstanding at December 31, 2009.

•

Capital ratios continued to grow. The Tier 1 common equity ratio increased by 50 basis points to 6.0% at December 31, 2009 and the Tier 1 risk-based capital ratio increased by 50 basis points to 11.4% as of year-end.

•

We continued to maintain a strong bank liquidity position with an 84% loan to deposit ratio at December 31, 2009. Holding company liquidity remained strong with sufficient liquid assets to fund 2010 debt maturities and other corporate obligations.

•	The acquisition of National City Corporation exceeded our expectations during 2009.
-	The transaction was accretive to 2009 earnings.
-	Cost savings of over $800 million were realized in 2009. We increased our multi-year acquisition-related annualized cost savings goal to $1.5 billion from $1.2 billion and are on track to meet the new goal.
-	We have successfully completed two major conversions of National City customers to the PNC platform – one in November 2009 and another in February 2010. We expect to complete the two remaining conversions by June 2010, ahead of original plans.
-	We completed the consolidation of bank charters in November 2009.

Our Consolidated Income Statement Review and Consolidated Balance Sheet Review sections of this Item 7 describe in greater detail the various items that impacted our results for 2009 and 2008.

LINE OF BUSINESS HIGHLIGHTS

In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the acquisition of National City.

Business segment results for 2008 and 2007 in this Report have been reclassified to reflect current methodologies and current business and management structure and to present all periods on the same basis. As a result of its pending sale, GIS is no longer a reportable business segment.

Results for 2009 for all of our business segments except BlackRock reflect the impact of revenues and expenses associated with businesses acquired with National City.

Highlights of results for 2009 and 2008 are included below.

We refer you to Item 1 of this Report under the captions Business Overview and Review of Lines of Business for an overview of our business segments and to the Business Segments Review section of this Item 7 for a Results Of Businesses – Summary table and further analysis of business segment results for 2009 and 2008, including presentation differences from Note 27 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report.

We provide a reconciliation of total business segment earnings to PNC consolidated income from continuing operations as reported on a GAAP basis in Note 27.

Retail Banking

Retail Banking’s earnings were $136 million for 2009 compared with $328 million for 2008. Results were challenged in this environment by increased credit costs, lower interest credits assigned to the segment’s deposits, reduced consumer spending and increased FDIC insurance costs. Pre-tax, pre-provision earnings were $1.6 billion for 2009, a 65% increase over 2008. Retail Banking continues to maintain its focus on customer, loan and deposit growth, employee and customer satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $1.2 billion in 2009 compared with $215 million in 2008. The acquisition of National City positively impacted operating results as revenues nearly tripled while noninterest expense approximately doubled. As a result, operating leverage of $2.6 billion more than offset a $1.0 billion increase in the provision for credit losses.

Asset Management Group

Asset Management Group earned $105 million for 2009 compared with $119 million for 2008. Asset Management Group achieved strong total revenue of $919 million, with $308 million in net interest income and $611 million in noninterest income. The business increased pretax, pre-provision earnings by $69 million or 35% over 2008, as the business grew clients, managed expenses and successfully executed the National City integration. The earnings decline from 2008 was primarily driven by a $91 million increase in provision for credit losses reflective of a weakened economy.

Residential Mortgage Banking

Residential Mortgage Banking earned $435 million in 2009 driven by strong loan origination activity and net mortgage servicing rights hedging gains. This business segment consists primarily of activities acquired with National City.

BlackRock

Our BlackRock business segment earned $207 million in both 2009 and 2008. These results reflect our share of BlackRock’s reported GAAP earnings during both periods and the additional income taxes on these earnings incurred by PNC.

Distressed Assets Portfolio

The Distressed Assets Portfolio had earnings of $84 million for 2009. Earnings were largely driven by net interest income of $1.1 billion. The provision for credit losses was $771 million in 2009, which reflected credit quality deterioration, particularly in the commercial residential development and consumer residential construction portfolios. Noninterest expense was $246 million for 2009, comprised primarily of costs associated with foreclosed assets and servicing costs.

Other

“Other” earnings were $201 million in 2009 compared with a loss of $73 million in 2008. Results for 2009 included the $687 million after-tax impact of the BlackRock/BGI gain partially offset by the after-tax impact of other-than-temporary impairment charges and alternative investment writedowns, integration costs related primarily to the National City acquisition, a special FDIC assessment, and equity management losses.

“Other” for 2008 included the impact of integration costs, including the National City conforming provision for credit losses, totaling $422 million after taxes. In addition, net securities losses in 2008 totaled $134 million after taxes. These factors were partially offset by strong growth in net interest income related to asset and liability management activities, a gain related to PNC’s remaining BlackRock long-term incentive plan programs (LTIP) shares obligation, the reversal of a legal contingency reserve established in connection with an acquisition due to a settlement, the partial reversal of the Visa indemnification liability and the gain from our sale of Hilliard Lyons.

CONSOLIDATED INCOME STATEMENT REVIEW

Net income for 2009 was $2.4 billion and for 2008 was $914 million. Amounts for 2009 include operating results of National City and the fourth quarter impact of a $687 million after-tax gain related to BlackRock’s acquisition of BGI. Increases in income statement comparisons to 2008, except as noted, are primarily due to the operating results of National City. Our Consolidated Income Statement is presented in Item 8 of this Report.

NET INTEREST INCOME AND NET INTEREST MARGIN

Year ended December 31 Dollars in millions	2009	2008
Net interest income	$9,083	$3,854
Net interest margin	3.82%	3.37%

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

Higher net interest income for 2009 compared with 2008 reflected the increase in average interest-earning assets due to National City and the improvement in the net interest margin.

The net interest margin was 3.82% for 2009 and 3.37% for 2008. The following factors impacted the comparison:

•	A decrease in the rate accrued on interest-bearing liabilities of 97 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 107 basis points.
•

These factors were partially offset by a 45 basis point decrease in the yield on interest-earning assets. The yield on loans, which represented the largest portion of our earning assets in 2009, decreased 30 basis points.

•	In addition, the impact of noninterest-bearing sources of funding decreased 7 basis points.

For comparing to the broader market, the average Federal funds rate was .16% for 2009 compared with 1.94% for 2008. We expect our net interest income for 2010 will likely be modestly lower as a result of cash recoveries on purchased impaired loans in 2009 and additional run-off of higher-yielding assets, which could be mitigated by rising interest rates. This assumes our current expectations for interest rates and economic conditions – we include our current economic assumptions underlying our forward-looking statements in the Cautionary Statement Regarding Forward-Looking Information section of this Item 7.

NONINTEREST INCOME

Summary

Noninterest income was $7.1 billion for 2009 and $2.4 billion for 2008.

Noninterest income for 2009 included the following:

•	The gain on BlackRock/BGI transaction of $1.076 billion,
•	Net credit-related other-than-temporary impairments (OTTI) on debt and equity securities of $577 million,
•	Net gains on sales of securities of $550 million,
•	Gains on hedging of residential mortgage servicing rights of $355 million,
•	Valuation and sale income related to our commercial mortgage loans held for sale, net of hedges, of $107 million,
•	Gains of $103 million related to our BlackRock LTIP shares adjustment in the first quarter, and net losses on private equity and alternative investments of $93 million.

Noninterest income for 2008 included the following:

•	Net OTTI on debt and equity securities of $312 million,
•	Gains of $246 million related to our BlackRock LTIP shares adjustment,
•	Valuation and sale losses related to our commercial mortgage loans held for sale, net of hedges, of $197 million,
•	Impairment and other losses related to private equity and alternative investments of $180 million,
•	Income from Hilliard Lyons totaling $164 million, including the first quarter gain of $114 million from the sale of this business,
•	Net gains on sales of securities of $106 million, and
•	A gain of $95 million related to the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering.

Additional analysis

Asset management revenue increased $172 million to $858 million in 2009, compared with $686 million in 2008. This increase reflected improving equity markets, new business generation and a shift in assets into higher yielding equity investments during the second half of 2009. Assets managed totaled $103 billion at both December 31, 2009 and 2008, including the impact of National City. The Asset Management Group section of the Business Segments Review section of this Item 7 includes further discussion of assets under management.

Consumer services fees totaled $1.290 billion in 2009 compared with $623 million in 2008. Service charges on deposits totaled $950 million for 2009 and $372 million for 2008. Both increases were primarily driven by the impact of the National City acquisition. Reduced consumer spending, given economic conditions, hindered PNC legacy growth during 2009 in both categories.

Corporate services revenue totaled $1.021 billion in 2009 compared with $704 million in 2008. Corporate services fees include treasury management fees which increased $221 million in 2009 compared with 2008.

Residential mortgage fees totaled $990 million in 2009. Fees from strong mortgage refinancing volumes, especially in the first quarter, and $355 million of net hedging gains from mortgage servicing rights contributed to this total. We do not expect to repeat this strong performance in 2010.

Other noninterest income totaled $987 million for 2009 compared with $263 million for 2008. Other noninterest income for 2009 included trading income of $170 million, valuation and sale income related to our commercial mortgage loans held for sale, net of hedges, of $107 million, other gains of $103 million related to our equity investment in BlackRock and net losses on private equity and alternative investments of $93 million.

Other noninterest income for 2008 included the $114 million gain from the sale of Hilliard Lyons, the $95 million Visa gain, gains of $246 million related to our equity investment in BlackRock, and losses related to our commercial mortgage loans held for sale, net of hedges, of $197 million.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Item 7, information regarding private equity and alternative investments are included in the Market Risk Management-Equity and Other Investment Risk section, and discussion regarding gains related to our equity investment in BlackRock are included in the Business Segments Review section.

With the exception of hedging gains related to residential mortgage servicing and the BlackRock/BGI gain, we expect noninterest income to be relatively flat in 2010 compared with 2009 levels. We also expect that the conversions of National City customers to the PNC platform scheduled for completion by June 2010 will create more product cross-selling opportunities.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management and capital markets-related products and services and commercial mortgage banking activities, that are marketed by several businesses to commercial and retail customers.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $1.137 billion for 2009 and $567 million for 2008. In addition to the impact of National City, the increase was primarily related to deposit growth and continued growth in legacy offerings such as purchasing cards and services provided to the Federal government and healthcare customers.

Revenue from capital markets-related products and services totaled $533 million in 2009 compared with $336 million in 2008. The impact of National City-related revenue helped to offset declines in merger and acquisition revenues reflecting the difficult economic environment.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $485 million in 2009 compared with $65 million in 2008. The impact of National City-related revenue was reflected in the 2009 increase. Revenue for 2009 included gains of $107 million on commercial mortgage loans held for sale, net of hedges. Losses of $197 million on commercial mortgage loans held for sale, net of hedges, reduced revenue for 2008.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $3.9 billion for 2009 compared with $1.5 billion for 2008. The provision for credit losses for 2009 was in excess of net charge-offs of $2.7 billion primarily due to required increases to our allowance for loan and lease losses reflecting continued deterioration in the credit markets and the resulting increase in nonperforming loans.

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses. See also Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section of Item 7 of this Report.

We expect the provision for credit losses in the first quarter of 2010 to be similar to the provision recognized in the third quarter of 2009.

NONINTEREST EXPENSE

Noninterest expense for 2009 was $9.1 billion compared with $3.7 billion in 2008. Acquisition cost savings totaled $800 million in 2009. The increase was substantially related to

National City. We also recorded a special FDIC assessment of $133 million in the second quarter of 2009, which was intended to build the FDIC’s Deposit Insurance Fund.

Integration costs included in noninterest expense totaled $421 million in 2009 compared with $122 million in 2008. Our quarterly run rate of acquisition cost savings related to National City increased to $300 million in the fourth quarter of 2009, or $1.2 billion per year.

We anticipate meaningful expense reductions in 2010, driven by acquisition cost saves, as we continue to focus on effectively managing expenses and achieving cost savings targets and credit cost improvements.

EFFECTIVE TAX RATE

Our effective tax rate was 26.9% for 2009 and 27.2% for 2008. The decrease in the effective tax rate for 2009 compared with 2008 was principally due to additional tax expense in 2008 related to the sale of Hilliard Lyons partially offset by additional tax expense associated with an increase in the level of pretax earnings in 2009.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	Dec. 31 2009	Dec. 31 2008
Assets
Loans	$157,543	$175,489
Investment securities	56,027	43,473
Cash and short-term investments	13,290	22,911
Loans held for sale	2,539	4,366
Goodwill and other intangible assets	12,909	11,688
Equity investments	10,254	8,554
Other	17,301	24,600
Total assets	$269,863	$291,081
Liabilities
Deposits	$186,922	$192,865
Borrowed funds	39,261	52,240
Other	11,113	18,328
Total liabilities	237,296	263,433
Total shareholders’ equity	29,942	25,422
Noncontrolling interests	2,625	2,226
Total equity	32,567	27,648
Total liabilities and equity	$269,863	$291,081

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Item 8 of this Report.

The decline in total assets at December 31, 2009 compared with December 31, 2008 was primarily due to reduced loan demand and lower interest-earning deposits with banks, partially offset by an increase in lower risk investment securities.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $3.2 billion at December 31, 2009 and $4.3 billion at December 31, 2008, respectively. The balances do not include accretable net interest on the purchased impaired loans.

Loans decreased $17.9 billion, or 10%, as of December 31, 2009 compared with December 31, 2008. Loans represented 58% of total assets at December 31, 2009 and 60% of total assets at December 31, 2008. The decline in loans during 2009 was driven primarily by lower utilization levels for commercial lending among middle market and large corporate clients, although this trend in utilization rates appeared to have eased in the fourth quarter of 2009. Given current economic conditions, we expect continued weak loan demand and low utilization rates until the economy improves.

Commercial lending represented 53% of the loan portfolio and consumer lending represented 47% at December 31, 2009. Commercial lending declined 17% at December 31, 2009 compared with December 31, 2008. Commercial loans, which comprised 65% of total commercial lending, declined 21% due to reduced demand for new loans, lower utilization levels and paydowns as clients continued to deleverage their balance sheets. Total consumer lending decreased slightly at December 31, 2009 from December 31, 2008.

Details Of Loans

In millions	Dec. 31 2009	Dec. 31 2008
Commercial
Retail/wholesale	$9,515	$11,482
Manufacturing	9,880	13,263
Other service providers	8,256	9,038
Real estate related (a)	7,403	9,107
Financial services	3,874	5,194
Health care	2,970	3,201
Other	12,920	17,935
Total commercial	54,818	69,220
Commercial real estate
Real estate projects	15,582	17,176
Commercial mortgage	7,549	8,560
Total commercial real estate	23,131	25,736
Equipment lease financing	6,202	6,461
TOTAL COMMERCIAL LENDING	84,151	101,417
Consumer
Home equity
Lines of credit	24,236	24,024
Installment	11,711	14,252
Education	7,468	4,211
Automobile	2,013	1,667
Credit card and other unsecured lines of credit	3,536	3,163
Other	4,618	5,172
Total consumer	53,582	52,489
Residential real estate
Residential mortgage	18,190	18,783
Residential construction	1,620	2,800
Total residential real estate	19,810	21,583
TOTAL CONSUMER LENDING	73,392	74,072
Total loans	$157,543	$175,489
(a)	Includes loans to customers in the real estate and construction industries.

Total loans in the table above include purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008, amounting to $10.3 billion, or 7% of total loans, at December 31, 2009 and $12.7 billion, or 7% of total loans, at December 31, 2008.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $110 billion for 2009, including originations for first mortgages of $19 billion and small business loans of $4 billion.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Commercial lending is the largest category and is the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated $3.4 billion, or 66%, of the total allowance for loan and lease losses at December 31, 2009 to these loans. We allocated $1.7 billion, or 34%, of the remaining allowance at that date to consumer lending. This allocation also considers other relevant factors such as:

(a)	Actual versus estimated losses,
(b)	Regional and national economic conditions,
(c)	Business segment and portfolio concentrations,
(d)	Industry conditions,
(e)	The impact of government regulations, and
(f)	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Higher Risk Loans

Our loan portfolio contains higher risk loans that are more likely to result in credit losses. We established specific and pooled reserves on the total commercial lending category, including higher risk loans, of $3.4 billion at December 31, 2009. This represented approximately two-thirds of the total allowance for loan and lease losses of $5.1 billion at that date. The remaining one-third of the allowance for loan and lease losses pertained to the total consumer lending category. This category of loans is more homogenous in nature and has certain characteristics that can be assessed at a total portfolio level in terms of loans representing higher risk. We do not consider government insured/government guaranteed loans to be higher risk as we do not believe these loans will result in a significant loss because of their structure. These loans are excluded from the following assessment of higher risk loans.

Our home equity lines of credit and installment loans outstanding totaled $35.9 billion at December 31, 2009. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90%. Such loans totaled $1.2 billion or approximately 3% of the total home equity line and installment loans at December 31, 2009. These higher risk loans were concentrated in our geographic footprint with 28% in Pennsylvania, 14% in Ohio, 11% in New Jersey, 7% in Illinois, 6% Missouri, and 5% in Kentucky, with the remaining loans dispersed across several other states. Option ARM loans and negative amortization loans in this portfolio were not significant. Within the higher risk home equity portfolio, approximately 10% are in some stage of delinquency and 5% are in late stage (90+ days) delinquency status.

In our $18.2 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90% totaled $.8 billion and comprised approximately 5% of this portfolio at December 31, 2009. Twenty-two percent of the higher risk loans are located in California, 13% in Florida, 10% in Illinois, 8% in Maryland, 5% in Pennsylvania, and 5% in New Jersey, with the remaining loans dispersed across several other states. Option ARM loans and negative amortization loans in this portfolio were not significant. Within the higher risk residential mortgage portfolio of $.8 billion, approximately 53% are in some stage of delinquency and 41% are in 90+ days late stage delinquency status.

Within our home equity lines of credit, installment loans and residential mortgage portfolios, approximately 5% of the aggregate $54.1 billion loan outstandings at December 31, 2009 have loan-to-value ratios in excess of 100%. The impact of housing price depreciation is reflected in the allowance for loans and lease losses as a result of the consumer reserve methodology process. The consumer reserve process is sensitive to collateral values which in turn affect loan loss severity. While our consumer reserve methodology strives to reflect all significant risk factors, there is an element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information such as housing price depreciation. We provide additional reserves where appropriate to provide coverage for losses attributable to such risks.

We obtain updated property values annually for select residential mortgage loan portfolios. We are expanding this valuation process to update the property values on the majority of our real estate secured consumer loan portfolios.

Information related to purchased impaired loans, purchase accounting accretion and accretable net interest recognized during 2009 in connection with our acquisition of National City follows.

Valuation of FASB ASC 310-30 Purchased Impaired Loans

	December 31, 2008 (a)			December 31, 2009
Dollars in billions	Balance		Net Investment	Balance		Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$6.3			$3.5
Purchased impaired mark	(3.4)			(1.3)
Recorded investment	2.9			2.2
Allowance for loan losses				(.2)
Net investment	2.9		46%	2.0		57%
Consumer and residential mortgage loans:
Unpaid principal balance	15.6			11.7
Purchased impaired mark	(5.8)			(3.6)
Recorded investment	9.8			8.1
Allowance for loan losses				(.3)
Net investment	9.8		63%	7.8		67%
Total FASB ASC 310-30 purchased impaired loans:
Unpaid principal balance	21.9			15.2
Purchased impaired mark	(9.2	)(b)		(4.9	)(b)
Recorded investment	12.7			10.3
Allowance for loan losses				(.5	)(c)
Net investment	$12.7		58%	$9.8		64%
(a)	Subsequent to December 31, 2008, an additional $2.6 billion of acquired National City loans were identified as impaired under FASB ASC 310-30. A total fair value mark of $1.8 billion was recorded, resulting in a $.8 billion net investment. These impairments were effective December 31, 2008 based on additional information regarding the borrowers and credit conditions that existed as of the acquisition date.
(b)	Comprised of $5.5 billion of nonaccretable and $3.7 billion of accretable at December 31, 2008 and $1.4 billion of nonaccretable and $3.5 billion of accretable at December 31, 2009.
(c)	An additional allowance for loan losses of $.5 billion does not recognize the incremental accretable yield of $.9 billion related to certain purchased impaired loans with improving estimated cash flows. This income will be recognized over time.

The unpaid principal balance of purchased impaired loans declined from $21.9 billion at December 31, 2008 to $15.2 billion at December 31, 2009 due to amounts determined to be uncollectible, payoffs and disposals. The remaining purchased impaired mark at December 31, 2009 was $4.9 billion and declined from $9.2 billion at December 31, 2008 primarily due to amounts determined to be uncollectible. The net investment of $12.7 billion at December 31, 2008 declined to $9.8 billion at December 31, 2009 primarily due to payoffs, disposals and further impairment partially offset by accretion during 2009.

We currently expect to collect total cash flows of $13.8 billion on purchased impaired loans, representing the $10.3 billion recorded investment at December 31, 2009 and the accretable net interest of $3.5 billion shown in the Accretable Net Interest table that follows.

Purchase Accounting Net Interest Accretion

Year ended December 31- in billions	2009
Non-impaired loans	$.8
Impaired loans
Accretion	.9
Cash recoveries	.2
Total impaired loans	1.1
Reversal of contractual interest on impaired loans	(.7)
Net impaired loans	.4
Securities	.1
Deposits	1.0
Borrowings	(.3)
Total	$2.0

Accretable Net Interest

In billions	Dec. 31 2008	Dec. 31 2009
Non-impaired loans	$2.4	$1.6
Impaired loans (a)	3.7	3.5
Total loans (gross)	6.1	5.1
Securities	.2	.1
Deposits (b)	2.1	1.0
Borrowings	(1.5)	(1.2)
Total	$6.9	$5.0
(a)	Adjustments to accretable net interest include purchase accounting accretion, reclassifications from non-accretable to accretable interest as a result of increases in estimated cash flows, and reductions in the accretable amount as a result of additional loan impairments.
(b)	Adjustments to accretable net interest include the impact of branch divestitures.

Accretable Net Interest – Purchased Impaired Loans

In billions
January 1, 2009	$3.7
Accretion	(1.1)
Adjustments resulting from changes in purchase price allocation	.3
Reclassifications from nonaccretable to accretable	.8
Disposals	(.2)
December 31, 2009	$3.5

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

In millions	Dec. 31 2009	Dec. 31 2008
Commercial/commercial real estate (a)	$60,143	$60,020
Home equity lines of credit	20,367	23,195
Consumer credit card and other unsecured lines	18,800	20,207
Other	1,485	1,466
Total	$100,795	$104,888
(a)	Less than 4% of these amounts relate to commercial real estate.

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $13.2 billion at December 31, 2009 and $8.6 billion at December 31, 2008.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $6.2 billion at December 31, 2009 and $7.0 billion at December 31, 2008 and are included in the preceding table primarily within the “Commercial/commercial real estate” category.

In addition to credit commitments, our net outstanding standby letters of credit totaled $10.0 billion at December 31, 2009 and $10.3 billion at December 31, 2008. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

INVESTMENT SECURITIES

Details of Investment Securities

In millions	Amortized Cost	Fair Value
December 31, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$7,520
Residential mortgage-backed
Agency	24,076	24,438
Non-agency	10,419	8,302
Commercial mortgage-backed
Agency	1,299	1,297
Non-agency	4,028	3,848
Asset-backed	2,019	1,668
State and municipal	1,346	1,350
Other debt	1,984	2,015
Corporate stocks and other	360	360
Total securities available for sale	$53,079	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$2,225
Asset-backed	3,040	3,136
Other debt	159	160
Total securities held to maturity	$5,229	$5,521
December 31, 2008
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$738	$739
Residential mortgage-backed
Agency	22,744	23,106
Non-agency	13,205	8,831
Commercial mortgage-backed (non-agency)	4,305	3,446
Asset-backed	2,069	1,627
State and municipal	1,326	1,263
Other debt	563	559
Corporate stocks and other	575	571
Total securities available for sale	$45,525	$40,142
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$1,945	$1,896
Asset-backed	1,376	1,358
Other debt	10	10
Total securities held to maturity	$3,331	$3,264

The carrying amount of investment securities totaled $56.0 billion at December 31, 2009 and $43.5 billion at December 31, 2008 and represented 21% of total assets at December 31, 2009 compared with 15% of total assets at December 31, 2008. The increase in securities of $12.6 billion since December 31, 2008 primarily reflected the purchase of US Treasury and government agency securities as well as price appreciation in the available for sale portfolio, partially offset by maturities, prepayments and sales.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. Overall, we consider the portfolio to be well-diversified and high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 59% of the investment securities portfolio at December 31, 2009.

At December 31, 2009, the securities available for sale portfolio included a net unrealized loss of $2.3 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2008 was a net unrealized loss of $5.4 billion. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. The decline in the net unrealized loss from the prior year-end was primarily the result of improving fair values in non-agency residential mortgage-backed and non-agency commercial mortgage-backed securities. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital. However, reductions in the credit ratings of these securities would have an impact on the determination of risk-weighted assets which could reduce our regulatory capital ratios. In addition, the amount representing the credit-related portion of other-than-temporary impairments on available for sale securities would reduce our earnings and regulatory capital ratios.

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 4.1 years at December 31, 2009 and 3.1 years at December 31, 2008.

We estimate that at December 31, 2009 the effective duration of investment securities was 2.9 years for an immediate 50 basis points parallel increase in interest rates and 2.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2008 were 3.7 years and 3.1 years, respectively.

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

	December 31, 2009
	Agency		Non-agency
Dollars in millions	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Asset- Backed Securities
Fair Value – Available for Sale	$24,438	$1,297	$8,302	$3,848	$1,668
Fair Value – Held to Maturity				2,225	3,136
Total Fair Value	$24,438	$1,297	$8,302	$6,073	$4,804
% of Fair Value:
By Vintage
2009	40%	73%		2%	34%
2008	17%	2%			11%
2007	9%		16%	16%	17%
2006	11%	3%	23%	33%	18%
2005 and earlier	23%	22%	61%	49%	20%
Total	100%	100%	100%	100%	100%

By Credit Rating
Agency	100%	100%
AAA			12%	91%	74%
AA			7%	2%	5%
A			8%	3%
BBB			12%	3%	1%
BB			16%	1%	5%
B			15%		5%
Lower than B			30%		8%
No rating					2%
Total	100%	100%	100%	100%	100%

By FICO Score
>720			61%		4%
<720 and >660			30%		10%
<660					4%
No FICO score	N/A	N/A	9%	N/A	82%
Total			100%		100%

We conduct a comprehensive security-level impairment assessment quarterly on all securities in an unrealized loss position to determine whether the loss represents OTTI. Our assessment considers the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, our judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts.

We also consider the severity of the impairment and the length of time that the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Balance Sheet Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary. New US GAAP issued in 2009 amended OTTI guidance for debt securities regarding recognition and disclosure. The major change in the guidance was the requirement to recognize only the credit portion of OTTI charges in current earnings for those debt securities where there is no intent to sell and it is not more likely than not that the entity would be required to sell the security prior to expected recovery. The remaining portion of OTTI charges is included in accumulated other comprehensive loss.

PNC adopted this guidance effective January 1, 2009. Upon adoption, we recorded a cumulative effect adjustment of $110 million to retained earnings at January 1, 2009 to reclassify the noncredit component of OTTI recognized in 2008 from retained earnings to accumulated other comprehensive loss. During 2009, we recognized OTTI losses of $1.9 billion, of which $577 million represented the credit portion of the losses recognized as a reduction of noninterest income on our Consolidated Income Statement. The remaining noncredit portion of the OTTI losses totaled $1.4 billion and was recognized in accumulated other comprehensive loss on the

Consolidated Balance Sheet at December 31, 2009. Included below is detail on the net unrealized losses and OTTI credit losses recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent the portfolios that have generated the majority of the OTTI losses.

A summary of all OTTI credit losses recognized in 2009 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report.

	December 31, 2009
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage-Backed Securities		Asset-Backed Securities (a)
AVAILABLE FOR SALE SECURITIES NON-AGENCY
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
By Credit Rating
AAA	$977	$(143)	$3,314	$(30)	$729	$(23)
Other Investment Grade (AA, A, BBB)	2,259	(287)	492	(131)	76	(6)
Total Investment Grade	3,236	(430)	3,806	(161)	805	(29)
BB	1,306	(392)	38	(20)	203	(67)
B	1,260	(448)	4	1	235	(43)
Lower than B	2,497	(847)			388	(188)
No Rating	3				33	(24)
Total Sub-Investment Grade	5,066	(1,687)	42	(19)	859	(322)
Total	$8,302	$(2,117)	$3,848	$(180)	$1,664	$(351)
Investment Grade:
OTTI has been recognized	$152	$(45)
No OTTI recognized to date	3,084	(385)	$3,806	$(161)	$805	$(29)
Total Investment Grade	$3,236	$(430)	$3,806	$(161)	$805	$(29)
Sub-Investment Grade:
OTTI has been recognized	$2,491	$(1,029)			$562	$(221)
No OTTI recognized to date	2,575	(658)	$42	$(19)	297	(101)
Total Sub-Investment Grade	$5,066	$(1,687)	$42	$(19)	$859	$(322)
SECURITIES HELD TO MATURITY NON-AGENCY
By Credit Rating
AAA			$2,225	$195	$2,822	$95
Other Investment Grade (AA, A, BBB)					215	10
Total Investment Grade			2,225	195	3,037	105
BB					25	1
B					4
No Rating					55	(10)
Total Sub-Investment Grade					84	(9)
Total			$2,225	$195	$3,121	$96
(a)	Table excludes $4 million and $15 million of available for sale and held to maturity agency asset-backed securities, respectively.

Residential Mortgage-Backed Securities

At December 31, 2009, our residential mortgage-backed securities portfolio was comprised of $24.4 billion fair value of US government agency-backed securities and $8.3 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During 2009, we recorded OTTI credit losses of $444 million on non-agency residential mortgage-backed securities. As of

December 31, 2009, $397 million of the credit losses related to securities rated below investment grade. As of December 31, 2009, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for non-agency residential mortgage-backed securities totaled $1.1 billion and the related securities had a fair value of $2.6 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of December 31, 2009 totaled $2.6 billion, with unrealized net losses of $658 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.1 billion at December 31, 2009 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $1.3 billion fair value at December 31, 2009 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

We recorded OTTI credit losses of $6 million on non-agency commercial mortgage-backed securities during 2009. The remaining fair value of the securities for which OTTI was recorded approximates zero. All of the credit-impaired securities were rated below investment grade.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $4.8 billion at December 31, 2009 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

We recorded OTTI credit losses of $111 million on asset-backed securities during 2009. All of the securities were collateralized by first and second lien residential mortgage loans and were rated below investment grade. As of December 31, 2009, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for asset-backed securities totaled $221 million and the related securities had a fair value of $562 million.

For the sub-investment grade investment securities for which we have not recorded an OTTI loss through December 31, 2009, the remaining fair value was $381 million, with unrealized net losses of $110 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further detail regarding our process for assessing OTTI for these securities.

If the current housing and economic conditions were to continue for the foreseeable future or worsen, if market volatility and illiquidity were to continue or worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

Loans Held For Sale

In millions	Dec. 31 2009	Dec. 31 2008
Commercial mortgages at fair value	$1,050	$1,401
Commercial mortgages at lower of cost or market	251	747
Total commercial mortgages	1,301	2,148
Residential mortgages at fair value	1,012	1,824
Residential mortgages at lower of cost or market		138
Total residential mortgages	1,012	1,962
Other	226	256
Total	$2,539	$4,366

We stopped originating commercial mortgage loans held for sale designated at fair value during the first quarter of 2008 and intend to continue pursuing opportunities to reduce these positions at appropriate prices. For commercial mortgages held for sale carried at the lower of cost or market, strong origination volumes partially offset sales to government agencies of $5.4 billion during 2009.

We recognized net gains of $107 million in 2009 on the valuation and sale of commercial mortgage loans held for sale, net of hedges, carried at fair value and lower of cost or market compared with losses of $197 million in 2008. We sold $.3 billion and $.6 billion, respectively, of commercial mortgage loans held for sale carried at fair value in 2009 and 2008.

Residential mortgage loans held for sale decreased during 2009 despite strong refinancing volumes, especially in the first quarter. Loan origination volume was $19.1 billion. Substantially all such loans were originated to agency standards. We sold $19.8 billion of loans and recognized related gains of $435 million during 2009.

Net interest income on residential mortgage loans held for sale was $332 million for 2009.

Goodwill and Other Intangible Assets

Goodwill increased $637 million and other intangible assets increased $584 million at December 31, 2009 compared with December 31, 2008. Note 2 Acquisitions and Divestitures and Note 9 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report have further details on the National City-related items that were the primary drivers of these increases.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	Dec. 31 2009	Dec. 31 2008
Deposits
Money market	$85,838	$77,889
Demand	40,406	33,001
Retail certificates of deposit	48,622	58,315
Savings	6,401	6,056
Other time	1,088	13,620
Time deposits in foreign offices	4,567	3,984
Total deposits	186,922	192,865
Borrowed funds
Federal funds purchased and repurchase agreements	3,998	5,153
Federal Home Loan Bank borrowings	10,761	18,126
Bank notes and senior debt	12,362	13,664
Subordinated debt	9,907	11,208
Other	2,233	4,089
Total borrowed funds	39,261	52,240
Total	$226,183	$245,105

Total funding sources decreased $18.9 billion at December 31, 2009 compared with December 31, 2008 driven by declines in other time deposits, retail certificates of deposit and Federal Home Loan Bank borrowings, partially offset by increases in money market and demand deposits.

Total deposits decreased $5.9 billion at December 31, 2009 compared with December 31, 2008. Relationship-growth driven increases in money market, demand and savings deposits were more than offset by declines in other time deposits, reflecting a planned run-off of brokered certificates of deposits, and non-relationship retail certificates of deposits. We anticipate that growth in relationship-based deposits will be offset by additional run-off of higher-cost retail time deposits in 2010.

Interest-bearing deposits represented 76% of total deposits at December 31, 2009 compared with 81% at December 31, 2008.

The $13.0 billion decline in borrowed funds since December 31, 2008 primarily resulted from repayments of Federal Home Loan Bank borrowings along with decreases in all other borrowed fund categories.

In March 2009, PNC issued $1.0 billion of floating rate senior notes guaranteed by the FDIC under the TLGP. In addition,

PNC issued $1.5 billion of senior notes during the second and third quarters of 2009, which were not issued under the TLGP. The Liquidity Risk Management section of this Item 7 contains further details regarding actions we have taken which impacted our borrowed funds balances in 2009.

In February 2010, PNC issued $2.0 billion of senior notes as described further in the Liquidity Risk Management section of this Item 7.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings. On March 1, 2009, we took the proactive step to build capital and further strengthen our balance sheet when the Board of Directors decided to reduce PNC’s quarterly common stock dividend from $0.66 to $0.10 per share. The reduction added $766 million in 2009, and is expected to add approximately $1 billion on an annualized basis, to PNC’s common equity and cash positions, resulting in annual improvement in capital ratios of approximately 40 basis points.

Total shareholders’ equity increased $4.5 billion, to $29.9 billion, at December 31, 2009 compared with December 31, 2008 primarily due to the following:

•

A decline of $2.0 billion in accumulated other comprehensive loss primarily as a result of decreases in net unrealized securities losses as more fully described in the Investment Securities portion of this Consolidated Balance Sheet Review,

•	An increase of $1.7 billion in retained earnings, and
•	An increase of $.6 billion in capital surplus-common stock and other, primarily due to the May 2009 common stock issuance.

Common shares outstanding were 462 million at December 31, 2009 and 443 million at December 31, 2008. As described in the Executive Summary section of this Item 7, in May 2009 we raised $624 million in new common equity through the issuance of 15 million shares of common stock. The offering was related to our plan for increasing common equity following the results of the stress tests conducted under the Supervisory Capital Assessment Program by the Board of Governors of the Federal Reserve System and the OCC.

We expect to continue to increase our common equity as a proportion of total capital through growth in retained earnings and will consider other capital opportunities as appropriate. See Repurchase of Outstanding TARP Preferred Stock in the Executive Summary section and information regarding our February 2010 common stock offering in the Liquidity Risk Management section of this Report.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares during 2009 under this program.

Risk-Based Capital

Dollars in millions	Dec. 31 2009	Dec. 31 2008
Capital components
Shareholders’ equity
Common	$21,967	$17,490
Preferred	7,975	7,932
Trust preferred capital securities	2,996	2,898
Noncontrolling interests	1,611	1,506
Goodwill and other intangible assets	(10,652)	(9,800)
Eligible deferred income taxes on goodwill and other intangible assets	738	594
Pension, other postretirement benefit plan adjustments	542	666
Net unrealized securities losses, after-tax	1,575	3,618
Net unrealized losses (gains) on cash flow hedge derivatives, after-tax	(166)	(374)
Other	(63)	(243)
Tier 1 risk-based capital	26,523	24,287
Subordinated debt	5,356	5,676
Eligible allowance for credit losses	2,934	3,153
Total risk-based capital	$34,813	$33,116
Tier 1 common capital
Tier 1 risk-based capital	$26,523	$24,287
Preferred equity	(7,975)	(7,932)
Trust preferred capital securities	(2,996)	(2,898)
Noncontrolling interests	(1,611)	(1,506)
Tier 1 common capital	$13,941	$11,951
Assets
Risk-weighted assets, including off- balance sheet instruments and market risk equivalent assets	$232,257	$251,106
Adjusted average total assets	263,103	138,689
Capital ratios
Tier 1 risk-based	11.4%	9.7%
Tier 1 common	6.0	4.8
Total risk-based	15.0	13.2
Leverage	10.1	17.5

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through the economic downturn. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although this metric is not provided for in the regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our year-end capital levels were aligned with them. Actions that we have taken since year-end that increase our Tier 1 common capital ratio on a pro forma basis are described below.

Capital levels were strengthened during 2009. Higher capital levels were net of dividend payments including $332 million paid to the US Department of the Treasury during 2009 on $7.6 billion of preferred stock. See Repurchase of Outstanding TARP Preferred Stock and Pending Sale of PNC Global Investment Servicing in the Executive Summary section of Item 7. Our Tier 1 risk-based capital ratio and our Tier 1 common capital ratio would have been 10.3% and 8.0%, respectively, at December 31, 2009 had they included the estimated net impact of the redemption of the outstanding TARP preferred stock, our February 2010 equity offering discussed further in the Liquidity Risk Management section of Item 7, and the pending sale of GIS. We provide a reconciliation of these ratios reflecting the impact of the TARP redemption, common equity offering and sale of GIS to the ratios set forth in the Risk-Based Capital table above in the Statistical Information (Unaudited) section in Item 8 of this Report.

PNC’s Tier 1 risk-based capital ratio increased by 170 basis points to 11.4% at December 31, 2009 from 9.7% at December 31, 2008. The increase in the ratio was due to higher risk-based capital primarily from retained earnings and the May 2009 common equity issuance coupled with a decline in risk-weighted assets. Our Tier 1 common capital ratio was 6.0% at December 31, 2009 compared with 4.8% at December 31, 2008.

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

We merged the charter of PNC Bank Delaware into PNC Bank, N.A. during August 2009 and merged the charter of National City Bank into PNC Bank, N.A. in November 2009.

At December 31, 2009, PNC Bank, N.A., our domestic bank subsidiary, was considered “well capitalized” based on US regulatory capital ratio requirements. See the Supervision And Regulation section of Item 1 of this Report and Note 23 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. We believe PNC Bank, N.A. will continue to meet these requirements during 2010.

OFF-BALANCE SHEET ARRANGEMENTS AND VIES

We engage in a variety of activities that involve unconsolidated entities including qualified special purpose entities (QSPEs) or that are otherwise not reflected on our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” The following sections of this Report provide further information on these types of activities:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Item 7, and
•	Note 10 Loan Sales and Securitizations and Note 25 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

The following provides a summary of variable interest entities (VIEs), including those that we have consolidated and those in which we hold a significant variable interest but have not consolidated into our financial statements as of December 31, 2009 and December 31, 2008.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Tax credit investments (a)
December 31, 2009	$1,933	$808
December 31, 2008	$1,690	$921

Credit Risk Transfer Transaction
December 31, 2009	$860	$860
December 31, 2008	$1,070	$1,070
(a)	Amounts reported primarily represent investments in low income housing projects.

Impact of New Accounting Guidance in 2010

We transfer loans to QSPEs sponsored by PNC or third parties in connection with loan sales and securitization transactions. These transactions effectively transfer the risk to the QSPE and permit the loans to be excluded from our Consolidated Balance Sheet. See Note 10 Loan Sales and Securitizations included in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

The FASB issued guidance during 2009 that removes the nonconsolidation exception for QSPEs and includes new criteria for determining the primary beneficiary of a VIE. The guidance also increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE and requires enhanced disclosures. We adopted this guidance effective January 1, 2010. Based on the new guidance, we consolidated Market Street effective January 1, 2010. Accordingly, we recognized the assets, liabilities and noncontrolling interests of Market Street on our Consolidated Balance Sheet based on their respective carrying amounts as prescribed by the guidance. We also consolidated the QSPE associated with the securitization of credit card loans effective January 1, 2010. These changes had a minimal impact on our capital ratios. We are continuing to analyze other entities, including non-PNC sponsored securitization trusts where we provide loan servicing, for possible consolidation of the trusts.

The impact on total assets of adopting this new accounting standard on January 1, 2010 for those VIEs that were consolidated is as follows:

In millions	Incremental Assets
Market Street	$2,486
Credit card loans	1,480
Total	$3,966

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2009
Market Street	$3,698	$3,718	$6,155	(a)
Tax credit investments (b) (c)	1,786	1,156	743
Collateralized debt obligations	23		2
Total	$5,507	$4,874	$6,900
December 31, 2008
Market Street	$4,916	$5,010	$6,965	(a)
Tax credit investments (b) (c)	1,517	1,041	811
Collateralized debt obligations	20		2
Total	$6,453	$6,051	$7,778
(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2009. The comparable amounts were $6.4 billion and $.6 billion at December 31, 2008.
(b)	Amounts reported primarily represent investments in low income housing projects.
(c)	Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired National City partnerships.

Market Street

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1/F1 by Standard & Poor’s, Moody’s, and Fitch, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally,

Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2008 and 2009, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $3.1 billion at December 31, 2009 and $4.4 billion at December 31, 2008. The weighted average maturity of the commercial paper was 36 days at December 31, 2009 and 24 days at December 31, 2008.

Effective October 28, 2008, Market Street was approved to participate in the Federal Reserve’s CPFF authorized under

Section 13(3) of the Federal Reserve Act. The CPFF commitment to purchase up to $5.4 billion of three-month Market Street commercial paper expired on February 1, 2010. Market Street had no borrowings under this facility at December 31, 2009 or during the year then ended.

During 2009, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $135 million with an average balance of $19 million. This compares with a maximum daily position of $75 million with an average balance of $12 million during 2008. PNC Capital Markets owned no Market Street commercial paper at December 31, 2009 and December 31, 2008. PNC Bank, N.A. made no purchases of Market Street commercial paper during 2009.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and all of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Program administrator fees related to PNC’s portion of liquidity facilities were $43 million for 2009 and $21 million for 2008. Commitment fees related to PNC’s portion of the liquidity facilities for 2009 and 2008 were insignificant.

The commercial paper obligations at December 31, 2009 and December 31, 2008 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $5.6 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement, such as by the over-collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $.4 billion of the liquidity facilities if the underlying assets are in default. See Note 25 Commitments And Guarantees included in the Notes To Consolidated Financial Statements of this Report for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013.

Market Street has entered into a Subordinated Note Purchase Agreement (Note) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.0 million as of December 31, 2009. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

Assets of Market Street (a)

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
December 31, 2009
Trade receivables	$1,551	$4,105	2.01
Automobile financing	480	480	4.20
Auto fleet leasing	412	543.85
Collateralized loan obligations	126	150.36
Residential mortgage	13	13	26.01
Other	534	567	1.65
Cash and miscellaneous receivables	582
Total	$3,698	$5,858	2.06
December 31, 2008
Trade receivables	$1,516	$3,370	2.34
Automobile financing	992	992	3.94
Auto fleet leasing	473	560	1.34
Collateralized loan obligations	306	405	1.58
Credit cards	400	400.19
Residential mortgage	14	14	27.00
Other	695	765	2.06
Cash and miscellaneous receivables	520
Total	$4,916	$6,506	2.34
(a)	Market Street did not recognize an asset impairment charge or experience any material rating downgrades during 2008 or 2009.

Market Street Commitments by Credit Rating (a)

	December 31, 2009	December 31, 2008
AAA/Aaa	14%	19%
AA/Aa	50	6
A/A	34	72
BBB/Baa	2	3
Total	100%	100%
(a)	The majority of our facilities are not explicitly rated by the rating agencies. All facilities are structured to meet rating agency standards for applicable rating levels.

We evaluated the design of Market Street, its capital structure, the Note, and relationships among the variable interest holders. Based on this analysis and under accounting guidance effective during 2009 and 2008, we are not the primary beneficiary and therefore the assets and liabilities of Market Street are not included on our Consolidated Balance Sheet.

We considered changes to the variable interest holders (such as new expected loss note investors and changes to program-level credit enhancement providers), terms of expected loss notes, and new types of risks related to Market Street as reconsideration events. We reviewed the activities of Market Street on at least a quarterly basis to determine if a reconsideration event has occurred.

Tax Credit Investments

We make certain equity investments in various limited partnerships or limited liability companies (LLCs) that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Sections 42 and 47 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the investments include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity. We typically invest in these partnerships as a limited partner or non-managing member.

Also, we are a national syndicator of affordable housing equity (together with the investments described above, the “LIHTC investments”). In these syndication transactions, we create funds in which our subsidiaries are the general partner or managing member and sell limited partnership or non-managing member interests to third parties, and in some cases may also purchase a limited partnership or non-managing member interest in the fund. The purpose of this business is to generate income from the syndication of these funds, generate servicing fees by managing the funds, and earn tax credits to reduce our tax liability. General partner or managing member activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio.

We evaluate our interests and third party interests in the limited partnerships/LLCs in determining whether we are the primary beneficiary. The primary beneficiary determination is based on which party absorbs a majority of the variability. The primary sources of variability in LIHTC investments are the tax credits, tax benefits due to passive losses on the investments and development and operating cash flows. We have consolidated LIHTC investments in which we absorb a majority of the variability and thus are considered the primary beneficiary. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other liabilities and third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and liabilities of these LIHTC investments are provided in the Consolidated VIEs – PNC Is Primary Beneficiary table and reflected in the “Other” business segment.

We also have LIHTC investments in which we are not the primary beneficiary, but are considered to have a significant variable interest based on our interests in the partnership/LLC. These investments are disclosed in the Non-Consolidated VIEs – Significant Variable Interests table. The table also reflects our maximum exposure to loss. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity and cost methods to account for our investment in these entities with the investments reflected in Equity investments on our Consolidated Balance Sheet. In addition, we increase our recognized investments and recognize a liability for all legally binding unfunded equity commitments. These liabilities are reflected in Other liabilities on our Consolidated Balance Sheet.

Credit Risk Transfer Transaction

National City Bank, (a former PNC subsidiary which merged into PNC Bank, N.A. in November 2009) sponsored a special purpose entity (SPE) and concurrently entered into a credit risk transfer agreement with an independent third party to mitigate credit losses on a pool of nonconforming mortgage loans originated by its former First Franklin business unit. The SPE was formed with a small equity contribution and was structured as a bankruptcy-remote entity so that its creditors have no recourse to us. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued to us asset-backed securities in the form of senior, mezzanine, and subordinated equity notes.

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. We were determined to be the primary beneficiary of the SPE as we would absorb the majority of the expected losses of the SPE through our holding of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity associated with the note tranches held by us are intercompany balances and are eliminated in consolidation. Nonconforming mortgage loans, including foreclosed properties, pledged as collateral to the SPE remain on the balance sheet at a net carrying value of $587 million at December 31, 2009.

In connection with the credit risk transfer agreement, we held the right to put the mezzanine notes to the independent third-party once credit losses in the mortgage loan pool exceeded the principal balance of the subordinated equity notes. During 2009, cumulative credit losses in the mortgage loan pool surpassed the principal balance of the subordinated equity notes which resulted in us exercising our put option on two of the subordinate mezzanine notes. Cash proceeds received from the third party for the exercise of these put options totaled $36 million. In addition, during 2009 we entered into an agreement with the third party to terminate each party’s rights and obligations under the credit risk transfer agreement for the remaining mezzanine notes. We agreed to terminate our contractual right to put the remaining mezzanine notes to the third party for a cash payment of $126 million. A pretax gain of $10 million was recognized in noninterest income as a result of these transactions.

We assessed what impact the reconsideration events above had on determining whether we would remain the primary beneficiary of the SPE. Management concluded that we would remain the primary beneficiary and accordingly should continue to consolidate the SPE.

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

We entered into a replacement capital covenant in connection with the closing of the Trust I Securities sale (the Trust RCC) whereby we agreed that neither we nor our subsidiaries (other than PNC Bank, N.A. and its subsidiaries) would purchase the Trust Securities, the LLC Preferred Securities or the PNC Bank Preferred Stock unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the replacement capital covenant with respect to the Trust RCC.

We also entered into a replacement capital covenant in connection with the closing of the Trust II Securities sale (the Trust II RCC) whereby we agreed until March 29, 2017 that neither we nor our subsidiaries would purchase or redeem the Trust II Securities, the LLC Preferred Securities or the Series I Preferred Stock unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the replacement capital covenant with respect to the Trust RCC.

As of December 31, 2009, each of the Trust RCC and the Trust II RCC are for the benefit of holders of our $200 million of Floating Rate Junior Subordinated Notes issued in June 1998. We filed a copy of each of the Trust RCC and the Trust II RCC with the SEC as Exhibit 99.1 to PNC’s Form 8-K filed on December 8, 2006 and as Exhibit 99.1 to PNC’s Form 8-K filed on March 30, 2007, respectively.

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

We are subject to replacement capital covenants (RCCs) with respect to four tranches of junior subordinated debentures inherited from National City, copies of which RCCs were attached, respectively, as Exhibit 99.2 to the National City Form 8-K filed on February 4, 2008 and Exhibit 99.1 to the National City Forms 8-K filed on November 9, 2006, May 25, 2007 and August 30, 2007. See Note 14 Capital Securities of Subsidiary Trusts. Similarly, we are subject to a replacement capital covenant with respect to our Series L Preferred Stock, a copy of which was attached as Exhibit 99.1 to National City’s Form 8-K filed on February 4, 2008. See Note 19 Equity in Item 8 of this Report.

FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements under Part II, Item 8 of this Report for further information regarding fair value. New GAAP was issued in 2009 for estimating fair values when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. As permitted, PNC adopted this guidance effective January 1, 2009.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, are summarized below. As prescribed by GAAP, the assets and liabilities acquired from National City on December 31, 2008 are excluded from the following disclosures as of that date, but are included as of and for the year ended December 31, 2009.

At December 31, 2009, assets recorded at fair value represented 23% of total assets and fair value liabilities represented 2% of total liabilities compared with 13% of total assets and 2% of total liabilities as of December 31, 2008.

Fair Value Measurements – Summary

	December 31, 2009				December 31, 2008 (j)
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$7,256	$33,609	$9,933	$50,798	$347	$21,633	$4,837	$26,817
Financial derivatives (a)	27	3,839	50	3,916	16	5,582	125	5,723
Residential mortgage loans held for sale (b)		1,012		1,012
Trading securities (c)	1,736	299	89	2,124	89	529	73	691
Residential mortgage servicing rights (d)			1,332	1,332			6	6
Commercial mortgage loans held for sale (b)			1,050	1,050			1,400	1,400
Equity investments			1,188	1,188			571	571
Customer resale agreements (e)		990		990		1,072		1,072
Loans (f)		107		107
Other assets (g)		207	509	716		144		144
Total assets	$9,019	$40,063	$14,151	$63,233	$452	$28,960	$7,012	$36,424
Liabilities
Financial derivatives (h)	$2	$3,331	$295	$3,628	$2	$4,387	$22	$4,411
Trading securities sold short (i)	1,302	42		1,344	182	207		389
Other liabilities		6		6		9		9
Total liabilities	$1,304	$3,379	$295	$4,978	$184	$4,603	$22	$4,809
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(c)	Included in trading securities on the Consolidated Balance Sheet. Fair value includes net unrealized gains of $9 million at December 31, 2009 compared with net unrealized losses of $28 million at December 31, 2008.
(d)	Included in other intangible assets on the Consolidated Balance Sheet.
(e)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option for this item.
(f)	Included in loans on the Consolidated Balance Sheet. PNC has elected the fair value option for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(g)	Includes BlackRock Series C Preferred Stock.
(h)	Included in other liabilities on the Consolidated Balance Sheet.
(i)	Included in other borrowed funds on the Consolidated Balance Sheet.
(j)	Excludes assets and liabilities associated with the acquisition of National City.

Valuation Hierarchy

The following is an outline of the valuation methodologies used for measuring fair value for the major items above. GAAP focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants and establishes a reporting hierarchy to maximize the use of observable inputs. The fair value hierarchy (i.e., Level 1, Level 2, and Level 3) is described in detail in Note 8 Fair Value in the Notes To Consolidated Financial Statements under Part II, Item 8 of this Report.

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

Securities Available for Sale and Trading Securities

Securities measured at fair value include both the available for sale and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately 60% of our positions are valued using prices obtained from pricing services provided by the Barclay’s Capital Index, formerly known as the Lehman Index, and Interactive Data Corp. (IDC). For approximately 15% or more of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-

backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include using a discounted cash flow approach or, in certain instances, identifying a proxy security, market transaction or index. For certain security types, primarily non-agency residential securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at December 31, 2009, the relevant pricing service information was the predominant input.

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

Residential Mortgage Servicing Rights

Residential mortgage servicing rights (MSRs) are carried at fair value on a recurring basis. These residential MSRs do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the precise terms and conditions typically would not be available. Accordingly, management determines the fair value of its residential MSRs using a discounted cash flow model incorporating assumptions about loan prepayment rates, discount rates, servicing costs, and other economic factors. As part of the pricing process, management compares its fair value estimates to third-party valuations on a quarterly basis to assess the reasonableness of the fair values calculated by its internal valuation models. Due to the nature of the valuation inputs, residential MSRs are classified as Level 3.

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans classified as held for sale at fair value. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. At origination, these loans were intended for securitization.

Due to inactivity in the CMBS securitization market in 2009 and 2008, we determine the fair value of commercial mortgage loans held for sale by using a whole loan methodology. Fair value is determined using assumptions that management believes a market participant would use in pricing the loans. When available, valuation assumptions included observable inputs based on whole loan sales. Adjustments are made to these assumptions to account for situations when uncertainties exist, including market conditions and liquidity. Credit risk is included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace. Based on the significance of unobservable inputs, we classify this portfolio as Level 3.

Equity Investments

The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. The carrying values of direct and affiliated partnership interests reflect the expected exit price and are based on various techniques including publicly traded price, multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. In September 2009, the FASB issued ASU 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). Based on the guidance, we value indirect investments in private equity funds based on net asset value as provided in the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided value are made when available recent portfolio company information or market information indicates a significant change in value from that provided by the manager of the fund. These investments are classified as Level 3.

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

Level 3 Assets and Liabilities

Dollars in millions	Total Level 3 Assets	Total Level 3 Liabilities	% of Total Assets at Fair Value	% of Total Liabilities at Fair Value	% of Consolidated Assets	% of Consolidated Liabilities
December 31, 2009	$14,151	$295	22%	6%	5%	< 1%
December 31, 2008	7,012	22	19%	< 1%	2%	< 1%

During 2009, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $4.4 billion. Total securities measured at fair value and classified in Level 3 at December 31, 2009 and December 31, 2008 included securities available for sale and trading securities consisting primarily of non-agency residential mortgage-backed securities and asset-backed securities where management determined that the volume and level of activity for these assets had significantly decreased. There have been no recent new “private label” issues in the residential mortgage-backed securities market. The lack of relevant market activity for these securities resulted in management modifying its valuation methodology for the instruments transferred in 2009. Other Level 3 assets include certain commercial mortgage loans held for sale, certain equity securities, auction rate securities, corporate debt securities, private equity investments, residential mortgage servicing rights and other assets.

BUSINESS SEGMENTS REVIEW

In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the acquisition of National City.

Business segment results for 2008 have been reclassified to reflect current methodologies and current business and management structure and to present prior periods on the same basis. As a result of its pending sale, GIS is no longer a reportable business segment.

Results for 2009 for all of our business segments except BlackRock include revenues and expenses associated with businesses acquired with National City.

Business segment results, including inter-segment revenues, and a description of each business are included in Note 27 Segment Reporting included in the Notes To Consolidated Financial Statements of this Report. Certain revenue and expense amounts included in this Item 7 differ from the amounts shown in Note 27 primarily due to the presentation in this Item 7 of business net interest revenue on a taxable-equivalent basis.

Results of individual businesses are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. We typically update key cost allocation components annually. Certain prior period amounts have been reclassified to reflect current methodologies and our current business and management structure. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. We have aggregated the business results for certain similar operating segments for financial reporting purposes.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and servicing businesses using our risk-based economic capital model. We have assigned capital equal to 6% of funds to Retail Banking to approximate market comparables for this business.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the business segment loan portfolios. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from consolidated results from continuing operations. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, earnings and gains related to Hilliard Lyons for the first quarter of 2008, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, tax credit investments, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Period-end Employees

	Dec. 31 2009	Dec. 31 2008
Full-time employees
Retail Banking	21,416	22,461
Corporate & Institutional Banking	3,746	4,264
Asset Management Group	2,960	3,204
Residential Mortgage Banking	3,267	3,637
Distressed Assets Portfolio	175	106
Other
Operations & Technology	9,275	9,350
Staff Services and other (a)	8,922	9,586
Total Other	18,197	18,936
Total full-time employees	49,761	52,608
Retail Banking part-time employees	4,737	5,448
Other part-time employees	1,322	1,539
Total part-time employees	6,059	6,987
Total	55,820	59,595
(a)	Includes employees of Global Investment Servicing totaling 4,450 at December 31, 2009 and 4,934 at December 31, 2008.

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

Results Of Businesses – Summary

Year ended December 31 - in millions	Earnings		Revenue		Average Assets (a)
	2009	2008	2009	2008	2009	2008
Retail Banking (b)	$136	$328	$5,721	$2,731	$65,320	$32,922
Corporate & Institutional Banking	1,190	215	5,266	1,859	84,689	47,050
Asset Management Group	105	119	919	559	7,341	3,001
Residential Mortgage Banking	435		1,328		8,420
Distressed Assets Portfolio	84		1,153		22,844
BlackRock	207	207	262	261	6,249	4,240
Total business segments	2,157	869	14,469	5,410	194,863	87,213
Other (b) (c) (d)	201	(73)	1,579	886	82,013	54,807
Results from continuing operations	$2,358	$796	$16,228	$6,296	$276,876	$142,020
(a)	Period-end balances for BlackRock.
(b)	Amounts for 2009 include the results of the 61 branches divested by early September 2009. Amounts for 2008 reflect the reclassification of the results of Hilliard Lyons, which we sold on March 31, 2008, and the related gain on sale, from Retail Banking to “Other.”
(c)	“Other” earnings and revenue for 2009 include a $687 million after-tax ($1.076 billion pretax) gain related to the BlackRock/BGI transaction and “Other” earnings for 2009 also includes $274 million of after-tax ($421 million pretax) integration costs primarily related to National City. “Other” earnings for 2008 includes $422 million of after-tax ($649 million pretax) integration costs, including conforming provision for credit losses, primarily related to National City.
(d)	“Other” average assets include securities available for sale associated with asset and liability management activities.

RETAIL BANKING

(Unaudited)

Year ended December 31 Dollars in millions	2009 (a)	2008
INCOME STATEMENT
Net interest income	$3,522	$1,594
Noninterest income
Service charges on deposits	930	359
Brokerage	245	152
Consumer services	886	416
Other	138	210
Total noninterest income	2,199	1,137
Total revenue	5,721	2,731
Provision for credit losses	1,330	388
Noninterest expense	4,169	1,789
Pretax earnings	222	554
Income taxes	86	226
Earnings	$136	$328
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$27,403	$13,263
Indirect	4,036	2,050
Education	5,625	2,012
Credit cards	2,239	264
Other consumer	1,791	468
Total consumer	41,094	18,057
Commercial and commercial real estate	12,306	5,029
Floor plan	1,264	992
Residential mortgage	2,064	2,029
Total loans	56,728	26,107
Goodwill and other intangible assets	5,842	5,192
Other assets	2,750	1,623
Total assets	$65,320	$32,922
Deposits
Noninterest-bearing demand	$16,308	$9,191
Interest-bearing demand	18,357	8,073
Money market	39,394	17,220
Total transaction deposits	74,059	34,484
Savings	6,610	2,681
Certificates of deposit	53,145	15,800
Total deposits	133,814	52,965
Other liabilities	51	333
Capital	8,497	3,334
Total liabilities and equity	$142,362	$56,632
PERFORMANCE RATIOS
Return on average capital	2%	10%
Noninterest income to total revenue	38	42
Efficiency	73	66

OTHER INFORMATION (b)
Credit-related statistics:
Commercial nonperforming assets	$324	$122
Consumer nonperforming assets	284	68
Total nonperforming assets (c)	$608	$190
Impaired loans (d)	$1,056	$1,297
Commercial lending net charge-offs	$415	$139
Consumer lending net charge-offs	611	118
Total net charge-offs	$1,026	$257
Commercial lending annualized net charge-off ratio	3.06%	2.31%
Consumer lending annualized net charge-off ratio	1.42%	.59%
Total annualized net charge-off ratio	1.81%	.98%

At December 31 Dollars in millions, except as noted	2009 (a)	2008
OTHER INFORMATION (CONTINUED) (b)
Other statistics:
ATMs	6,473	4,041
Branches (e)	2,512	1,141
Home equity portfolio credit statistics:
% of first lien positions (f)	35%	37%
Weighted average loan-to-value ratios (f)	74%	73%
Weighted average FICO scores (g)	727	726
Annualized net charge-off ratio	.75%	.49%
Loans 30 – 89 days past due	.78%	.68%
Loans 90 days past due	.76%	.62%
Customer-related statistics (h):
Retail Banking checking relationships	5,042,000	2,402,000
Retail online banking active customers	2,771,000	1,215,000
Retail online bill payment active customers	766,000	379,000
Brokerage statistics:
Financial consultants (i)	704	414
Full service brokerage offices	40	23
Brokerage account assets (billions)	$32	$15
Managed credit card loans:
Loans held in portfolio	$2,556	$330
Loans securitized	1,622
Total managed credit card loans	$4,178	$330
Net charge-offs:
Securitized credit card loans	$131
Managed credit card loans	$340	$11
Net charge-offs as a % of average loans (annualized):
Securitized credit card loans	7.31%
Managed credit card loans	8.46%	4.17%
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Presented as of December 31 except for net charge-offs and annualized net charge-off ratios.
(c)	Includes nonperforming loans of $597 million at December 31, 2009 and $176 million at December 31, 2008.
(d)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(e)	Excludes certain satellite branches that provide limited products and/or services.
(f)	Includes loans from acquired portfolios for which lien position and loan-to-value information was not available.
(g)	Represents the most recent FICO scores we have on file.
(h)	Amounts for 2009 include the impact of National City prior to the completion of all application system conversions. These amounts may be refined subsequent to system conversions.
(i)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

Retail Banking’s earnings were $136 million for 2009 compared with $328 million for 2008. Results were challenged in this environment by increased credit costs, lower interest credits assigned to the segment’s deposits, reduced consumer spending and increased FDIC insurance costs. Pre-tax, pre-provision earnings were $1.6 billion for 2009, a 65% increase over 2008. Retail Banking continues to maintain its focus on customer, loan and deposit growth, employee and customer satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Highlights of Retail Banking’s performance for 2009:

•	The acquisition of National City added approximately $29 billion of loans and $81 billion of deposits to Retail Banking. Other salient points related to this acquisition include the following:
–	Added over 1,400 branches,
–	Expanded our ATMs by over 2,100 locations,
–	Established or significantly increased our branch presence in Ohio, Kentucky, Indiana, Illinois, Pennsylvania, Michigan, Wisconsin, Missouri and Florida – giving PNC one of the largest branch distribution networks among banks in the country,
–	Expanded our customer base with the addition of approximately 2.7 million checking relationships, and
–	Added $12 billion in brokerage account assets.

We successfully completed the required divestiture of 61 branches and 73 ATMs from the National City acquisition by early September and the first major conversion of National City customers to the PNC platform in November 2009, with three remaining conversions on schedule to be completed by June 2010.

•

Retail Banking expanded the number of customers it serves and grew checking relationships. Excluding relationships added from acquisitions and the impact of the required divestitures, net new consumer and business checking relationships for legacy PNC grew by 119,000 since December 31, 2008 compared with 70,000 during the same period last year.

•

Our investment in online banking capabilities continued to pay off. Excluding customers added from acquisitions and the impact of the required divestitures, active online bill pay and active online banking customers have increased 18% and 17%, respectively, since December 31, 2008. We continue to seek customer growth by expanding our use of technology, such as our “Virtual Wallet” online banking product. We leveraged our understanding of this market along with our extensive university banking program and launched a new product in the second quarter of 2009 for college students and their parents, called “Virtual Wallet Student.”

•

Employee engagement and customer satisfaction/loyalty results are tracking at all time highs. In 2009, we received the “Gallup Great Workplace Award” in recognition of our extraordinary ability to create an engaged workplace culture.

•

At December 31, 2009, Retail Banking had 2,512 branches and an ATM network of 6,473 machines giving PNC one of the largest distribution networks among US banks. We continued to invest in the branch network, albeit at a slower pace than in prior years given the current economic conditions. We are optimizing our network by opening new branches in high growth areas, relocating branches to areas of higher market opportunity, and consolidating branches in areas of declining opportunity. In 2009, we opened 27 traditional branches and 45 in-store branches, added 313 ATMs, and divested 61 branches and 73 ATMs. To continue to optimize our network, we also consolidated 79 and relocated 11 branches in 2009. The in-store branches and the ATMs were primarily opened under our previously reported exclusive banking services agreement with Giant Food LLC supermarkets.

Total revenue for 2009 was $5.7 billion compared with $2.7 billion in 2008. Net interest income of $3.5 billion increased $1.9 billion compared with 2008. The increase in net interest income was driven by the National City acquisition and was partially offset by declines in legacy net interest income as a result of the negative impact of lower interest credits assigned to the segment’s deposits in this low rate environment.

Noninterest income for 2009 was $2.2 billion, an increase of $1.1 billion over the prior year. The National City acquisition was the major factor for the increase, partially offset by a $95 million gain from the redemption of Visa common shares in the first quarter of 2008. In addition, core growth in brokerage account activities and consumer related fees have been negatively impacted by current economic conditions. The Market Risk Management – Equity and Other Investment Risk section of this Item 7 includes further information regarding our investment in Visa.

In 2010, Retail Banking revenue will be negatively impacted in a more significant manner by 1) the new rules set forth in Regulation E related to overdraft charges and 2) the Credit CARD Act. Current estimates are that 2010 earnings will be impacted by approximately $115 million related to Regulation E and by approximately $40 million attributable to the Credit CARD Act. These estimates do not include any additional negative impact to revenue for other changes that may be made in 2010 responding to market conditions or other/additional regulatory requirements, or any offsetting impact of changes to products and/or pricing.

In 2009, the provision for credit losses was $1.3 billion compared with $388 million in 2008. Net charge-offs were $1.0 billion for 2009 and $257 million last year. The increases in provision and net charge-offs were primarily a result of a loan portfolio that has increased 117%, including a significantly larger credit card portfolio, and the continued credit deterioration in both the commercial and consumer loan portfolios which has required an increase to loan loss reserves.

Noninterest expense for 2009 totaled $4.2 billion, an increase of $2.4 billion over last year. The increase was primarily attributable to the impact of acquisitions, as well as increased FDIC insurance costs and continued investments in the business.

Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Furthermore, core checking accounts are critical to our strategy of expanding our payments business. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. Average total deposits increased $80.8 billion compared with 2008.

•

Average money market deposits increased $22.2 billion over 2008. This increase was primarily due to the National City acquisition and core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•

In 2009, average certificates of deposit increased $37.3 billion over the prior year. The increase was due to the National City acquisition, which was partially offset by a decrease in legacy certificates of deposits. The legacy decline is a result of a focus on relationship customers rather than pursuing higher-rate single service customers. A continued decline in certificates of deposit is expected in 2010 due to the planned run off of higher rate certificates of deposits that were primarily acquired through acquisition.

•	Average demand deposits increased $17.4 billion over 2008. This increase was driven by acquisitions and organic growth.

Currently, we are predominately focused on a relationship-based lending strategy that targets specific customer sectors (mass consumers, homeowners, students, small businesses and auto dealerships). In 2009, average total loans were $56.7 billion, an increase of $30.6 billion over 2008. In the current environment, consumer and commercial loan demand is being outpaced by refinances, paydowns, and charge-offs.

•	Average commercial and commercial real estate loans grew $7.3 billion compared with 2008. The increase was primarily due to the National City acquisition.
•

Average home equity loans grew $14.1 billion over 2008. The majority of the increase is attributable to the National City acquisition. Our home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average education loans grew $3.6 billion compared with 2008. The increase was due to the National City acquisition and an increase in the core business. The core business increase was primarily a result of the transfer of approximately $1.8 billion of education loans previously held for sale to the loan portfolio during the first quarter of 2008.
The education lending business may be adversely impacted by the proposed legislation surrounding guaranteed education loans issued under the current Federal program.

•

Average credit card balances increased $2.0 billion over 2008. The increase was primarily the result of the National City acquisition and also reflected legacy growth of 71% over 2008. Effective January 2010, we will consolidate in our financial statements the securitized portfolio of approximately $1.6 billion of credit card loans. See Impact of New Accounting Guidance in 2010 in the Off-Balance Sheet Arrangements and VIEs section of Item 7.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Year ended December 31 Dollars in millions except as noted	2009 (a)	2008
INCOME STATEMENT
Net interest income	$3,833	$1,323
Noninterest income
Corporate service fees	915	583
Other	518	(47)
Noninterest income	1,433	536
Total revenue	5,266	1,859
Provision for credit losses	1,603	575
Noninterest expense	1,800	945
Pretax earnings	1,863	339
Income taxes	673	124
Earnings	$1,190	$215
AVERAGE BALANCE SHEET
Loans
Commercial	$41,132	$20,439
Commercial real estate	15,489	5,584
Commercial – real estate related	3,772	3,049
Asset-based lending	6,344	5,274
Equipment lease financing	5,390	1,482
Total loans	72,127	35,828
Goodwill and other intangible assets	3,583	3,149
Loans held for sale	1,679	2,053
Other assets	7,300	6,020
Total assets	$84,689	$47,050
Deposits
Noninterest-bearing demand	$19,948	$8,388
Money market	9,697	5,817
Other	7,911	3,129
Total deposits	37,556	17,334
Other liabilities	9,118	5,357
Capital	7,837	3,087
Total liabilities and equity	$54,511	$25,778
PERFORMANCE RATIOS
Return on average capital	15%	7%
Noninterest income to total revenue	27	29
Efficiency	34	51
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$270	$243
Acquisitions/additions	50	51
Repayments/transfers	(33)	(24)
End of period	$287	$270
OTHER INFORMATION
Consolidated revenue from: (b)
Treasury Management	$1,137	$567
Capital Markets	$533	$336
Commercial mortgage loans held for sale (c)	$205	$(115)
Commercial mortgage loan servicing (d)	280	180
Total commercial mortgage banking activities	$485	$65
Total loans (e)	$66,206	$38,063
Credit-related statistics:
Nonperforming assets (e) (f)	$3,167	$1,173
Impaired loans (e) (g)	$1,075	$1,816
Net charge-offs	$1,052	$267
Net carrying amount of commercial mortgage servicing rights (e)	$921	$654
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Represents consolidated PNC amounts.
(c)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans and net interest income on loans held for sale.
(d)	Includes net interest income and noninterest income from loan servicing and ancillary services.
(e)	At December 31.
(f)	Includes nonperforming loans of $3.0 billion at December 31, 2009 and $1.2 billion at December 31, 2008.
(g)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.

Corporate & Institutional Banking earned $1.2 billion in 2009 compared with $215 million in 2008. The acquisition of National City positively impacted operating results as revenues nearly tripled while expenses approximately doubled in the comparison. As a result, operating leverage of $2.6 billion more than offset a $1.0 billion increase in the provision for credit losses.

Highlights of Corporate & Institutional Banking performance during 2009 include:

•	Net interest income for 2009 was $3.8 billion, an increase of $2.5 billion from 2008 driven primarily by the National City acquisition, higher deposit levels and improved loan spreads.
•

Corporate service fees were $915 million for 2009, an increase of $332 million over 2008. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

•

We continued to invest in our healthcare initiative which is designed to help provide our customers opportunities to reduce operating costs. Healthcare-related revenues in 2009 increased 23% from 2008, to $85 million.

•

The commercial real estate servicing portfolio remained relatively flat except for the impact of the National City acquisition. At Midland Loan Services, growth within the agency servicing portfolio offset the impact of the downturn in the CMBS market during 2008 and 2009. Rising commercial real estate delinquencies and defaults have resulted in growth in the special servicing portfolio, which increased from $2.9 billion at year-end 2008, to $12.1 billion at December 31, 2009.

•	Midland Loan Services is the only company in the industry to hold the highest US CMBS primary, master and special servicer ratings from both Fitch and Standard & Poor’s.
•	In a challenging business environment, our multi-family origination activities for FNMA and FHMLC remained robust with 2009 originations of $4.2 billion.
•	Our PNC Loan Syndications business led financings for over 160 middle market clients during 2009.
•	Merger and advisory revenues declined $68 million from 2008 reflecting the impact of the difficult economic environment on acquisition activity.

•	Other noninterest income was $518 million for 2009, an increase of $565 million from 2008 primarily due to the National City acquisition.
•	Operating lease revenues were $106 million in 2009, largely due to the National City acquisition. The combined leasing operations are the 5th largest bank-affiliated leasing company.
•

Valuation and sale income related to our commercial mortgage loans held for sale, net of hedges, were $107 million in 2009 compared with losses of $197 million in 2008. Inventory carried at fair value at December 31, 2009 was $1.1 billion, reduced from $1.4 billion at December 31, 2008.

•	Gains on sales of loans related to our portfolio management activities were $95 million in 2009. We sold approximately $1.4 billion of commitments during 2009.

Provision for credit losses was $1.6 billion in 2009, an increase of $1.0 billion from 2008, driven by general credit deterioration, primarily in the real estate, middle market and transportation related portfolios, and the National City acquisition. The increases in net charge-offs and nonperforming assets were primarily due to the National City acquisition as well as increasing difficulties experienced by middle market customers.

Noninterest expense was $1.8 billion for 2009, an increase of $855 million from 2008, due to the National City acquisition.

Otherwise, expenses were essentially flat as lower compensation-related costs offset higher credit-related and FDIC insurance costs.

Average loans were $72.1 billion for 2009, an increase of $36.3 billion from 2008, driven by the National City acquisition. We continue to experience declines in utilization rates across our middle market and large corporate customer groups. We continue to pursue new customers that meet our risk profile. We added approximately 500 new corporate clients during 2009. Our PNC Business Credit business increased new lending commitments over 11%, to $15 billion, during 2009.

Average deposits were $37.6 billion for 2009, an increase of $20.2 billion over 2008 primarily due to the National City acquisition. PNC continued to experience deposit growth during 2009, including the return of deposits from National City customers who had previously moved funds to other institutions.

Harris Williams, our middle market merger and acquisitions advisory firm, recently opened its first overseas office in London under the name Harris Williams Limited. This office provides direct access to European investors.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on page 28.

ASSET MANAGEMENT GROUP

(Unaudited)

Year ended December 31 Dollars in millions except as noted	2009 (a)	2008 (b)
INCOME STATEMENT
Net interest income	$308	$130
Noninterest income	611	429
Total revenue	919	559
Provision for credit losses	97	6
Noninterest expense	654	363
Pretax earnings	168	190
Income taxes	63	71
Earnings	$105	$119
AVERAGE BALANCE SHEET
Loans
Consumer	$3,957	$2,136
Commercial and commercial real estate	1,648	577
Residential mortgage	1,078	66
Total loans	6,683	2,779
Goodwill and other intangible assets	407	39
Other assets	251	183
Total assets	$7,341	$3,001
Deposits
Noninterest-bearing demand	$1,091	$859
Interest-bearing demand	1,582	700
Money market	3,208	1,855
Total transaction deposits	5,881	3,414
Certificates of deposit and other	1,076	589
Total deposits	6,957	4,003
Other liabilities	111	12
Capital	575	255
Total liabilities and equity	$7,643	$4,270
PERFORMANCE RATIOS
Return on average capital	18%	47%
Noninterest income to total revenue	66	77
Efficiency	71	65
OTHER INFORMATION
Total nonperforming assets (c) (d)	$155	$5
Impaired loans (c) (e)	$198	$225
Total net charge-offs	$63	$2

ASSETS UNDER ADMINISTRATION
(in billions) (c) (f) (g)
Personal	$94	$61
Institutional	111	83
Total	$205	$144
ASSET TYPE
Equity	$100	$60
Fixed Income	58	38
Liquidity/Other	47	46
Total	$205	$144

	2009 (a)	2008 (b)
Discretionary assets under management
Personal	$67	$38
Institutional	36	19
Total	$103	$57
ASSET TYPE
Equity	$49	$26
Fixed Income	34	19
Liquidity/Other	20	12
Total	$103	$57
Nondiscretionary assets under administration
Personal	$27	$23
Institutional	75	64
Total	$102	$87
ASSET TYPE
Equity	$51	$34
Fixed Income	24	19
Liquidity/Other	27	34
Total	$102	$87
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes the legacy PNC wealth management business previously included in Retail Banking.
(c)	As of December 31.
(d)	Includes nonperforming loans of $149 million at December 31, 2009 and $5 million at December 31, 2008.
(e)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(f)	Excludes brokerage account assets.
(g)	Amounts at December 31, 2008 exclude the impact of National City. Including National City, assets under administration totaled $228 billion at December 31, 2008, including discretionary assets under management of $103 billion and nondiscretionary assets under administration of $125 billion.

Asset Management Group earned $105 million for 2009 compared with $119 million for 2008. Assets under administration were $205 billion as of December 31, 2009. Asset Management Group achieved strong total revenue of $919 million for 2009, with $308 million in net interest income and $611 million in noninterest income. The business increased pretax, pre-provision earnings by $69 million or 35% over 2008, as the business grew clients, managed expenses and successfully executed the National City integration. The earnings decline from 2008 was primarily driven by a $91 million increase in provision for credit losses reflective of a weakened economy.

Highlights of Asset Management Group’s performance during 2009 include the following:

•	Strong sales and client retention,
•	Increased client satisfaction, and
•	Disciplined expense management.

Assets under administration of $205 billion at December 31, 2009 increased $61 billion compared with the balance at December 31, 2008. Including National City, assets under administration were $228 billion at December 31, 2008. Discretionary assets under management of $103 billion at December 31, 2009 increased $46 billion compared with the prior year-end balance. The increase in discretionary assets under management is attributable to the National City acquisition.

Nondiscretionary assets under administration of $102 billion at December 31, 2009 increased $15 billion compared with the balance at December 31, 2008. This increase was driven by the National City acquisition, somewhat mitigated by a decline in institutional assets related to the exit of a noncore product offering and other National City integration impacts.

Total revenue for 2009 was $919 million compared with $559 million for 2008. Net interest income of $308 million reflected additional revenue from the National City loan and deposit portfolios and strong yields from the loan portfolio. The year-over-year increase in net interest income was partially offset by lower interest credits assigned to the segment’s deposits in this low interest rate environment. Noninterest income of $611 million increased $182 million compared with 2008 primarily in asset management fees. The growth was attributable to the National City acquisition, client retention and new business development activities.

The provision for credit losses of $97 million increased from $6 million in 2008 as loan loss reserves were increased beyond charge-offs due to credit quality deterioration. Net charge-offs were $63 million for 2009 and $2 million for 2008.

Noninterest expense of $654 million increased $291 million in 2009 compared with 2008. The increase is attributable to the National City acquisition. Implementation of various integration-related initiatives has mitigated this increase in expenses. Expense management remains a key focal point for this business and the implementation of efficiency initiatives will continue throughout 2010.

Balance sheet activity for 2009 reflected both core and acquisition-related growth. Average loans of $6.7 billion increased $3.9 billion compared with 2008. Average total deposits of $7.0 billion increased $3.0 billion compared with 2008. During the economic downturn, customers shifted from riskier equity investments into safer deposit products, resulting in solid money market and demand deposit growth.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Year ended December 31 Dollars in millions, except as noted	2009
INCOME STATEMENT
Net interest income	$332
Noninterest income
Loan servicing revenue
Servicing fees	222
Net MSR hedging gains	355
Loan sales revenue	435
Other	(16)
Total noninterest income	996
Total revenue	1,328
Provision for (recoveries of) credit losses	(4)
Noninterest expense	632
Pretax earnings	700
Income taxes	265
Earnings	$435
AVERAGE BALANCE SHEET
Portfolio loans	$1,957
Loans held for sale	2,204
Mortgage servicing rights (MSR)	1,297
Other assets	2,962
Total assets	$8,420
Deposits	$4,135
Borrowings and other liabilities	2,924
Capital	1,359
Total liabilities and equity	$8,418
PERFORMANCE RATIOS
Return on average capital	32%
Efficiency	48%
OTHER INFORMATION
Servicing portfolio for others (in billions) (a)	$145
Fixed rate	88%
Adjustable rate/balloon	12%
Weighted average interest rate	5.82%
MSR capitalized value (in billions)	$1.3
MSR capitalization value (in basis points)	91
Weighted average servicing fee (in basis points)	30
Loan origination volume (in billions)	$19.1
Percentage of originations represented by:
Agency and government programs	97%
Refinance volume	72%
Total nonperforming assets (a) (b)	$370
Impaired loans (a) (c)	$369
(a)	As of December 31.
(b)	Includes nonperforming loans of $215 million.
(c)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.

Residential Mortgage Banking earned $435 million in 2009 driven by strong loan origination activity and net mortgage servicing rights hedging gains. This business segment consists primarily of activities acquired with National City.

Residential Mortgage Banking overview:

•	As a step to improve the quality and efficiency of our mortgage operations, during 2009 we consolidated approximately 90 existing operations sites into two locations – Chicago and Pittsburgh.
•

Total loan originations were $19.1 billion for 2009, reflecting strong loan refinance activity consistent with industry trends. However, rising mortgage rates during the second half of 2009 reduced incoming application volume. Loans were primarily originated through direct channels under agency (FNMA, FHLMC, FHA/VA) guidelines. Investors may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable representations. During 2009, the frequency of such requests increased in relation to prior years. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided. At December 31, 2009 this liability for Residential Mortgage Banking was $229 million. See Note 25 Commitments and Guarantees in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

•

Residential mortgage loans serviced for others totaled $145 billion at December 31, 2009 compared with $173 billion at January 1, 2009, as payoffs exceeded new direct loan origination volume during the year. In addition, $7.9 billion of servicing was sold in the fourth quarter.

•

Noninterest income was $996 million for 2009, driven by loan sales revenue of $435 million that resulted from strong loan origination refinance volume and net mortgage servicing rights hedging gains of $355 million. In 2010, we do not expect a significant level of servicing hedge gains. Additionally, we do not expect refinance and application volumes to be as strong in 2010 as they were for 2009.

•	Net interest income was $332 million for 2009 resulting from residential mortgage loans held for sale associated with strong loan origination refinance volumes during the year.
•

Noninterest expense was $632 million for 2009 and included incremental staffing costs associated with strong origination volumes and an increased focus on loan underwriting and loss mitigation activities.

•

The carrying value of mortgage servicing rights was $1.3 billion at December 31, 2009 compared with $1.0 billion at January 1, 2009. The increase was primarily attributable to a higher fair value of the asset resulting from lower prepayment expectations due to rising interest rates during the period.

BLACKROCK

Information related to our equity investment in BlackRock follows:

	2009	2008
Business segment earnings (in millions) (a)	$207	$207
PNC’s share of BlackRock earnings (b)	23%	33%
Carrying value of PNC’s investment in BlackRock (in billions) (b)	$5.8	$4.2
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At December 31.

BLACKROCK/BARCLAYS

GLOBAL INVESTORS TRANSACTION

On December 1, 2009, BlackRock acquired BGI from Barclays Bank PLC in exchange for approximately $6.65 billion in cash and 37,566,771 shares of BlackRock common and participating preferred stock.

In connection with the BGI transaction, BlackRock entered into amendments to stockholder agreements with PNC and its other major shareholder. These amendments, which changed certain shareholder rights, including composition of the BlackRock Board of Directors and share transfer restrictions, became effective upon closing of the BGI transaction. Also in connection with the BGI transaction, BlackRock entered into a stock purchase agreement with PNC in which we purchased 3,556,188 shares of BlackRock’s Series D Preferred Stock at a price of $140.60 per share, or $500 million, to partially finance the transaction. On January 31, 2010, the Series D Preferred Stock was converted to Series B Preferred Stock.

Upon closing of the BGI transaction, the carrying value of our investment in BlackRock increased significantly, reflecting our portion of the increase in BlackRock’s equity resulting from the value of BlackRock shares issued in connection with their acquisition of BGI. PNC recognized this increase in value as a $1.076 billion pretax gain in the fourth quarter of 2009. At December 31, 2009, our percentage ownership of BlackRock common stock was approximately 35%.

BLACKROCK LTIP PROGRAMS AND EXCHANGE AGREEMENTS

PNC’s noninterest income included pretax gains of $98 million in 2009 and $243 million in 2008 related to our BlackRock LTIP shares obligation. These gains represented the mark-to-market adjustment related to our remaining BlackRock LTIP common shares obligation and resulted from the decrease in the market value of BlackRock common shares in those periods.

As previously reported, PNC entered into an Exchange Agreement with BlackRock on December 26, 2008. The transactions that resulted from this agreement restructured PNC’s ownership of BlackRock equity without altering, to any meaningful extent, PNC’s economic interest in BlackRock. PNC continues to be subject to the limitations on its voting rights in its existing agreements with BlackRock. Also on December 26, 2008, BlackRock entered into an Exchange Agreement with Merrill Lynch in anticipation of the consummation of the merger of Bank of America Corporation and Merrill Lynch that occurred on January 1, 2009. The PNC and Merrill Lynch Exchange Agreements restructured PNC’s and Merrill Lynch’s respective ownership of BlackRock common and preferred equity.

The exchange contemplated by these agreements was completed on February 27, 2009. On that date, PNC’s obligation to deliver BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. PNC acquired 2.9 million shares of Series C Preferred Stock from BlackRock in exchange for common shares on that same date. PNC accounts for these preferred shares at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock as we aligned the fair value marks on this asset and liability. The fair value of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8 Fair Value in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

PNC accounts for its remaining investment in BlackRock under the equity method of accounting, with its share of BlackRock’s earnings reduced primarily due to the exchange of BlackRock common stock for BlackRock Series C Preferred Stock. The Series C Preferred Stock is not taken into consideration in determining PNC’s share of BlackRock earnings under the equity method. PNC’s percentage ownership of BlackRock common stock increased as a result of the substantial exchange of Merrill Lynch’s BlackRock common stock for BlackRock preferred stock. As a result of the BlackRock preferred stock held by Merrill Lynch and the new BlackRock preferred stock issued to Merrill Lynch and PNC under the Exchange Agreements, PNC’s share of BlackRock common stock is higher than its overall share of BlackRock’s equity and earnings. The transactions related to the Exchange Agreements do not affect our right to receive dividends declared by BlackRock.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Year ended December 31 Dollars in millions, except as noted	2009
INCOME STATEMENT
Net interest income	$1,079
Noninterest income	74
Total revenue	1,153
Provision for credit losses	771
Noninterest expense	246
Pretax earnings	136
Income taxes	52
Earnings	$84
AVERAGE BALANCE SHEET
COMMERCIAL LENDING:
Commercial	$155
Commercial real estate
Real estate projects	2,780
Commercial mortgage	97
Equipment lease financing	818
Total commercial lending	3,850
CONSUMER LENDING:
Consumer:
Home equity lines of credit	4,952
Home equity installment loans	2,134
Other consumer	15
Total consumer	7,101
Residential real estate:
Residential mortgage	8,729
Residential construction	1,436
Total residential real estate	10,165
Total consumer lending	17,266
Total portfolio loans	21,116
Other assets	1,728
Total assets	$22,844
Deposits	$39
Other liabilities	92
Capital	1,574
Total liabilities and equity	$1,705
OTHER INFORMATION
Nonperforming assets (a) (b)	$1,787
Impaired loans (a) (c)	$7,577
Net charge-offs (d)	$544
Net charge-offs as a percentage of portfolio loans (d)	2.58%
LOANS (IN BILLIONS) (a)
Commercial
Residential development	$2.6
Cross-border leases	.8
Consumer
Brokered home equity	6.4
Retail mortgages	5.2
Non-prime mortgages	1.7
Residential completed construction	1.3
Residential construction	.5
Total loans	$18.5
(a)	As of December 31.
(b)	Includes nonperforming loans of $1.456 billion.
(c)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(d)	For the year ended December 31.

This business segment consists primarily of assets acquired with National City. The Distressed Assets Portfolio had earnings of $84 million for 2009. Earnings were largely driven by net interest income of $1.1 billion. The provision for credit losses was $771 million in 2009, which reflected credit quality deterioration, particularly in the commercial residential development and consumer residential construction portfolios. Noninterest expense was $246 million for 2009, comprised primarily of costs associated with foreclosed assets and servicing costs.

Distressed Assets Portfolio overview:

•	Total loans were $18.5 billion at December 31, 2009 compared with $27 billion at January 1, 2009. The reduction in loans during 2009 was primarily due to net paydowns and charge-offs.
•

The loan portfolio included commercial residential development loans, cross border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages and residential construction loans.

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

•

The $18.5 billion of loans held in this portfolio are stated inclusive of a fair value mark at acquisition. Taking the mark and loan loss allowance into account, the net carrying basis of this loan portfolio is 75% of customer outstandings.

•

The commercial residential development portfolio has undergone a loan review of the project collateral, including certain site visits. A team of asset managers has been assembled to address workout strategies. Actions taken on the portfolio included reducing unfunded loan exposure, foreclosing on residential real estate development properties, and selling loans.

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

•

Retail mortgages are primarily jumbo and ALT-A first lien mortgages originated for sale in the second half of 2007 for which firm commitments to lend had been extended but there was no market to sell the production. As part of our loss mitigation strategy, we have transferred a small portfolio to a third party servicer. Additionally, given the low level of mortgage rates relative to where these loans were originated, we have implemented several internal and external refinance programs to proactively work with the borrowers to explore refinance alternatives that would allow them to qualify for a conforming mortgage loan which would be originated and sold by the company or the third party originator.

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

The fair value marks taken upon our acquisition of National City, along with the team assembled to provide specific focus on this business segment, put us in a good position to manage these assets. Additionally, our capital and liquidity position provide us flexibility to be prudent in terms of continuing to hold these assets or selling them to another investor to obtain the optimum return.

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

Fair Value Measurements

We must use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. This includes the initial measurement at fair value of the assets acquired and liabilities assumed in acquisitions qualifying as business combinations under

GAAP, Business Combinations (Topic 805). The valuation of both financial and nonfinancial assets and liabilities in these transactions requires numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis, including those elected under Financial Instruments (Topic 825), include available for sale and trading securities, financial derivatives, certain commercial and residential mortgage loans held for sale, customer resale agreements, private equity investments, and residential mortgage servicing rights. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

Effective January 1, 2008, PNC adopted Fair Value Measurements and Disclosures (Topic 820). This guidance defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. This guidance established a three level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable.

The following sections of this Report provide further information on this type of activity:

•	Fair Value Measurements and Fair Value Option included within this Item 7, and
•	Note 8 Fair Value included in Notes To Consolidated Financial Statements in Item 8 of this Report.

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We maintain allowances for loan and lease losses and unfunded loan commitments and letters of credit at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. We determine the adequacy of the allowances based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

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

Commercial lending is the largest category of credits and is the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $3.4 billion, or 66%, of the allowance for loan and lease losses at December 31, 2009 to the commercial lending category. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity. Approximately $1.7 billion, or 34%, of the allowance for loan and lease losses at December 31, 2009 have been allocated to these consumer lending categories.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information:

•

Allowances For Loan And Lease Losses and Unfunded Loan Commitments and Letters Of Credit in the Credit Risk Management section of this Item 7 (which includes an illustration of the estimated impact on the aggregate of the allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit assuming we increased pool reserve loss rates for certain loan categories), and

•

Note 5 Asset Quality in the Notes To Consolidated Financial Statements and Allocation Of Allowance For Loan And Lease Losses in the Statistical Information (Unaudited) section of Item 8 of this Report.

Estimated Cash Flows on Purchased Impaired Loans

FASB ASC—Receivables (Topic 310) – Loans and Debt Securities Acquired with Deteriorated Credit Quality formerly SOP 03-3, provides the GAAP guidance for accounting for certain loans that have experienced a deterioration of credit quality from origination to acquisition for which it is probable that the investor will be unable to collect all contractually required payments receivable, including both principal and interest.

In our assessment of credit quality deterioration, we must make numerous assumptions, interpretations and judgments, using internal and third-party credit quality information to determine whether it is probable that we will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

Those loans that qualify under Topic 310 are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Measurement of the fair value of the loan is based on the provisions of Topic 820. Also, GAAP prohibits the carryover or establishment of an allowance for loan losses on the acquisition date.

Subsequent to the acquisition of the loan, GAAP requires that we continue to estimate cash flows expected to be collected over the life of the loan. The measurement of expected cash flows involves assumptions and judgments as to credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds and collateral values. All of these factors are inherently subjective and can result in significant changes in the cash flow estimates over the life of the loan. Such changes in expected cash flows could increase future earnings volatility due to increases or decreases in the accretable yield (i.e., the difference between the undiscounted expected cash flows and the recorded investment in the loan). The accretable yield is recognized as interest income on a constant effective yield method over the life of the loan. In addition, changes in expected cash flows could result in the recognition of impairment through provision for credit losses if the decline in expected cash flows is attributable to a decline in credit quality.

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

Of the $9.5 billion of goodwill recorded on our consolidated balance sheet as of December 31, 2009, approximately $43 million was associated with the Residential Mortgage Banking reporting unit acquired as part of the National City acquisition. As of October 1, 2009, the date of PNC’s annual goodwill impairment testing, the fair value of the Residential Mortgage Banking reporting unit exceeded its carrying value by approximately 11%. Since 11% is a narrow percentage, this reporting unit may be considered the most likely to become impaired in the future. The fair value of this reporting unit had been determined using a discounted cash flow (DCF) valuation model. We used the discounted cash flow median of the comparables, which we believe approximates the fair market value of the unit. The statistical information underlying the comparables and the resulting DCF valuation are highly sensitive to market changes. Therefore, any future deterioration in the residential mortgage market environment may have an adverse impact on the valuation which could result in a reduction of the excess over carrying value and possible impairment of the goodwill.

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

PNC employs a risk management strategy designed to protect the value of MSRs from changes in interest rates. MSR values are economically hedged with securities and a portfolio of derivatives, including interest-rate swaps, options, forward mortgage-backed, and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the hedged MSR portfolio. The hedge relationships are actively managed in response to changing market conditions over the life of the MSR assets. Selecting appropriate financial instruments to hedge this risk requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be volatile in the short term, but over longer periods of time are expected to protect the economic value of the MSR portfolio.

The fair value of residential MSRs and significant inputs to the valuation model as of December 31, 2009 are shown in the table below. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the fair value. Management uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of our managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for US dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

Dollars in millions	December 31 2009
Fair value	$1,332
Weighted-average life (in years)	4.5
Weighted-average constant prepayment rate	19.92%
Spread over forward interest rate swap rates	12.16%

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

Dollars in millions	December 31 2009
Prepayment rate:
Decline in fair value from 10% adverse change	$56
Decline in fair value from 20% adverse change	$109
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$55
Decline in fair value from 20% adverse change	$106

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

Additional information regarding our Critical Accounting Policies and Judgments is found elsewhere in this Item 7 and in the Notes To Consolidated Financial Statements in Item 8 of this Report.

RECENT ACCOUNTING

PRONOUNCEMENTS

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on new accounting pronouncements that were effective in 2008, 2009 or became effective on January 1, 2010.

In addition, the following Accounting Standards Update (ASU) was issued in early 2010:

•

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This guidance provides amendments to require new disclosures as follows: transfers in and out of Levels 1 and 2 and the reasons for the transfers, and additional breakout of asset and liability categories. This guidance will be effective for PNC for the first quarter 2010 reporting. This guidance also requires purchases, sales, issuances and settlements to be reported separately in the Level 3 rollforward. This additional guidance will be effective for PNC beginning with the first quarter 2011 reporting.

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

For purposes of setting and reviewing this assumption, “long-term” refers to the period over which the plan’s projected benefit obligation will be disbursed. While year-to-year annual returns can vary significantly (rates of return for the reporting years of 2009, 2008, and 2007 were +20.61%, -32.91%, and +7.57%, respectively), the assumption represents our estimate of long-term average prospective returns. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. Recent annual returns may differ but, recognizing the volatility and unpredictability of investment returns, we generally do not change the assumption unless we modify our investment strategy or identify events that would alter our expectations of future returns.

To evaluate the continued reasonableness of our assumption, we examine a variety of viewpoints and data. Various studies have shown that portfolios comprised primarily of US equity securities have returned approximately 10% over long periods of time, while US debt securities have returned approximately 6% annually over long periods. Application of these historical returns to the plan’s allocation of equities and bonds produces a result between 8% and 8.5% and is one point of reference, among many other factors, that is taken into consideration. We also examine the plan’s actual historical returns over various periods. Recent experience is considered in our evaluation with appropriate consideration that, especially for short time periods, recent returns are not reliable indicators of future returns, and in many cases low returns in recent time periods are followed by higher returns in future periods (and vice versa).

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

The expected long-term return on plan assets for determining net periodic pension cost for 2009 was 8.25%, unchanged from 2008. During 2010, we intend to decrease the midpoint of the plan’s target allocation range for equities by approximately five percentage points. As a result of this change and taking into account all other factors described above, PNC will change the expected long-term return on plan assets to 8.00% for determining net periodic pension cost for 2010. Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to change by up to $8 million as the impact is amortized into results of operations.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2010 estimated expense as a baseline.

Change in Assumption(a)	Estimated Increase to 2010 Pension Expense (In millions)
.5% decrease in discount rate	$10
.5% decrease in expected long-term return on assets	$18
.5% increase in compensation rate	$3
(a)	The impact is the effect of changing the specified assumption while holding all other assumptions constant.

We currently estimate a pretax pension expense of $41 million in 2010 compared with pretax expense of $117 million in 2009. This year-over-year reduction was primarily due to the amortization impact of the favorable 2009 investment returns as compared with the expected long-term return assumption.

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of permitted contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. We expect that the minimum required contributions under the law will be zero for 2010.

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees. See Note 15 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. This Risk Management section describes our risk management philosophy, principles, governance and various aspects of our corporate-level risk management program. We also provide an overview of 2009 enterprise-wide risk, followed by an analysis of our primary areas of risk: credit, operational, liquidity, and market. The discussion of market risk is further subdivided into interest rate, trading, and equity and other investment risk areas. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section of this Item 7. In appropriate places within this section, historical performance is also addressed.

Risk Management Philosophy

PNC’s risk management philosophy is to manage to an overall moderate level of risk to capture opportunities and optimize shareholder value. We dynamically set our strategies and make distinct risk taking decisions with consideration for the impact to our aggregate risk profile. While, due to the National City acquisition and the overall state of the economy, our enterprise risk profile does not currently meet our desired moderate risk level, we are making progress in returning to that level.

Risk Management Principles

•	Designed to only take risks consistent with our strategy and within our capability to manage,
•	Limit risk-taking by a set of boundaries,
•	Practice disciplined capital and liquidity management,
•	Help ensure that risks and earnings volatility are appropriately understood, measured and rewarded,
•	Avoid excessive concentrations, and
•	Help support external stakeholder confidence in PNC.

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

The Executive Committee (EC), consisting of senior management executives, provides oversight for the establishment and implementation of new comprehensive risk management initiatives, reviews enterprise level risk profiles and discusses key risk issues.

Corporate-Level Risk Management Program

The corporate risk management organization has the following key roles:

•	Facilitate the identification, assessment and monitoring of risk across PNC,
•	Provide support and oversight to the businesses,
•	Help identify and implement risk management best practices, as appropriate, and
•	Work with the lines of business to shape and define PNC’s business risk limits.

Risk Measurement

We conduct risk measurement activities specific to each area of risk. The primary vehicle for aggregation of enterprise-wide risk is a comprehensive risk management methodology that is based on economic capital. This primary risk aggregation measure is supplemented with secondary measures of risk to arrive at an estimate of enterprise-wide risk. The economic capital framework is a measure of potential losses above and beyond expected losses. Potential one year losses are capitalized to a level commensurate with a financial institution with an A rating by the credit rating agencies. Economic capital incorporates risk associated with potential credit losses (Credit Risk), fluctuations of the estimated market value of financial instruments (Market Risk), failure of people, processes or systems (Operational Risk), and losses associated with declining volumes, margins and/or fees, and the fixed cost structure of the business. We estimate credit and market risks at pool and exposure levels while we estimate the remaining risk types at an institution or business segment level. We routinely compare the output of our economic capital model with industry benchmarks.

Risk Control Strategies

Risk management is not about eliminating risks, but about identifying and accepting risks and then working to effectively manage them so as to optimize shareholder value.

We centrally manage policy development and exception approval and oversight through corporate-level risk management. Some of these policies express our risk appetite through limits to the acceptable level of risk. We are in excess of certain limits and are progressively managing to bring our risks within policy. We are also reviewing and revising certain policies to better reflect our larger and more complex organization. Corporate risk management is authorized to take action to either prevent or mitigate unapproved exceptions to policies and is responsible for monitoring compliance with risk management policies. The Corporate Audit function performs an independent assessment of the internal control environment. Corporate Audit plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.

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

2009 Overview of Enterprise-Wide Risk

Our enterprise risk profile reflects continued deterioration in credit quality, albeit at a slower pace. Contributing factors include the adverse economy and higher credit risk portfolios acquired from other institutions, primarily National City.

Significant effort was expended during 2009 to embed PNC’s risk management governance, processes, and culture. The combined enterprise is under PNC’s risk management philosophy, principles, governance and corporate-level risk management program.

We also made investments and strengthened risk management governance and practices in areas where we did not have a significant presence prior to the National City acquisition, such as credit card, residential first mortgage lending, and residential mortgage servicing.

Credit risk management actions undertaken across the combined enterprise include further refinement of underwriting standards, continued reductions in credit exposure where appropriate and increased frequency of credit risk monitoring and management activities. However, we continue to originate and renew loans and lines of credit within the boundaries of our risk management framework.

To further mitigate credit risk and reduce the pace of deterioration, we continue to exit certain lending areas and liquidate certain loan portfolios. Where we have chosen not to retain the risk, it is either because it did not fit within our desired moderate risk profile, or because we are not being adequately compensated for such risk. Our exit and liquidation strategy is to effectively mitigate risk while optimizing shareholder return.

We also designated certain purchased loans as impaired, and reduced their carrying value to the net present value of the amounts we believe we can collect. As of December 31, 2009, we had $15.2 billion unpaid principal balance of purchased impaired loans, carried on our balance sheet at $10.3 billion.

Although approximately 11% of our $56 billion securities portfolio is sub-investment grade, we believe the risk of loss is manageable given credit impairment charges taken to date, continued monitoring and management, and stress testing.

Our earnings enabled us to further bolster reserves to cover anticipated credit losses, as well as strengthen capital to further insulate us from unanticipated losses. New common equity issued in 2009 and subsequently in 2010, provides cushion against the risk that economic conditions worsen over the next several years.

Relative to the prior two years, there was less volatility in the capital markets, stabilization of security prices, and the return of market liquidity during 2009. Nonetheless we maintained a heightened sense of alert by reducing market risk and are in compliance with all of our market risk limits.

Operational risk at the enterprise level is primarily driven by the continued integration of National City and the risks associated with the significant increase in our size and complexity resulting from this acquisition. Integration objectives have been met to date, due to effective management and integration governance. We will continue to evaluate the effectiveness of key processes, technologies and controls to help assure performance at expected levels post-integration.

Given our increased size and complexity, modifications to our enterprise-wide risk management governance and practices are in process. We also view Basel II as an opportunity to enhance our risk management practices, and we have dedicated a significant amount of resources for the next several years to this initiative.

Industry events have resulted in heightened risk management governance and practices in areas such as incentive compensation plans. Additionally, the pace and breadth of recent and anticipated regulatory changes has increased our emphasis on regulatory compliance, particularly with respect to consumer products and services such as mortgage, consumer lending, investments, and credit card.

Our liquidity, which we increased with recent equity and debt issuances and expect will be further bolstered by the planned sale of GIS in the third quarter of 2010, allowed us to redeem our Series N Preferred Stock within 14 months and provides a cushion should volatility and illiquidity return to the capital markets.

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

We seek to achieve our credit portfolio objectives by maintaining a customer base that is diverse in borrower exposure and industry types. We use loan participations with third parties, loan sales and syndications, and the purchase of credit derivatives to reduce risk concentrations. Corporate Credit personnel also participate in loan underwriting and approval processes to help ensure that newly approved loans meet policy and portfolio objectives.

The credit granting businesses maintain direct responsibility for monitoring credit risk within PNC. The Corporate Credit Policy area provides independent oversight to the measurement, monitoring and reporting of our credit risk and reports to the Chief Risk Officer. Corporate Audit also provides an independent assessment of the effectiveness of the credit risk management process. We also manage credit risk in accordance with regulatory guidance.

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

Credit quality deterioration continued during 2009 as expected, reflecting further economic weakening and resulting in net additions to loan loss reserves. However, past due loans appear to be stabilizing and while nonperforming loans increased in the fourth quarter of 2009, the growth rate was lower than in prior 2009 quarters.

Nonperforming assets increased $4.1 billion to $6.3 billion at December 31, 2009 compared with $2.2 billion at December 31, 2008. The increase resulted from recessionary conditions in the economy and reflected a $2.6 billion increase in commercial lending nonperforming loans and a $1.4 billion increase in consumer lending nonperforming loans. The increase in nonperforming commercial lending was primarily from real estate, including residential real estate development and commercial real estate exposure; manufacturing; and service providers. The increase in nonperforming consumer lending was mainly due to residential mortgage loans. While nonperforming assets increased across all applicable business segments during 2009, the largest increases were $2.0 billion in Corporate & Institutional Banking and $854 million in Distressed Assets Portfolio.

Purchased impaired loans are excluded from nonperforming loans. Any decrease in expected cash flows of individual commercial or pooled consumer purchased impaired loans would result in a charge to the provision for loan losses in the period in which the change becomes probable. Any increase in the expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses and then an increase to accretable interest income for the remaining life of the impaired loans. See Note 6 Purchased Impaired Loans Related to National City in the Notes To Consolidated Financial Statements in Item 8 for additional information.

The portion of the allowance for loan and lease losses allocated to commercial lending nonperforming loans was 29% at December 31, 2009 and 34% at December 31, 2008. Approximately 60% of these nonperforming loans are secured by collateral that is expected to reduce credit losses and require less reserves in the event of default. Additionally, the allowance for loan and lease losses was reduced by $112 million during 2009 relating to additional loans deemed to be within the scope of FASB ASC 310-30 as of December 31, 2008.

Nonperforming assets were 3.99% of total loans and foreclosed and other assets at December 31, 2009 compared with 1.24% at December 31, 2008.

Nonperforming Assets By Type

In millions	Dec. 31 2009	Dec. 31 2008
Nonaccrual loans
Commercial
Retail/wholesale	$231	$88
Manufacturing	423	141
Other service providers	394	114
Real estate related (a)	419	151
Financial services	117	23
Health care	41	37
Other	181	22
Total commercial	1,806	576
Commercial real estate
Real estate projects	1,754	659
Commercial mortgage	386	107
Total commercial real estate	2,140	766
Equipment lease financing	130	97
TOTAL COMMERCIAL LENDING	4,076	1,439
Consumer
Home equity	356	66
Other	36	4
Total consumer	392	70
Residential real estate
Residential mortgage	955	139
Residential construction	248	14
Total residential real estate	1,203	153
TOTAL CONSUMER LENDING	1,595	223
Total nonperforming loans	5,671	1,662
Foreclosed and other assets
Commercial lending	266	50
Consumer lending	379	469
Total foreclosed and other assets	645	519
Total nonperforming assets (b)	$6,316	$2,181
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Amounts at December 31, 2009 and December 31, 2008 included $3.8 billion and $738 million, respectively, of nonperforming assets related to National City, excluding those loans that we impaired.

Change In Nonperforming Assets

In millions	2009	2008
January 1	$2,181	$495
Transferred from accrual	8,501	1,981
Charge-offs and valuation adjustments	(1,770)	(491)
Principal activity including payoffs	(1,127)	(381)
Asset sales	(798)	(43)
Returned to performing	(671)	(127)
National City acquisition		738
Sterling acquisition		9
December 31	$6,316	$2,181

Total nonperforming loans and nonperforming assets in the tables above are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in lower ratios of nonperforming loans to total loans and allowance for loan and lease losses to nonperforming loans. We recorded such loans at estimated fair value of $12.7 billion at December 31, 2008, including an impairment mark for life of loan credit losses. These loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable interest/yield represents the excess of expected cash flows on the loans at the measurement date over the recorded investment. See Note 6 Purchased Impaired Loans Related to National City in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on those loans.

At December 31, 2009, our largest nonperforming asset was approximately $49 million and our average nonperforming loan associated with commercial lending was approximately $1 million.

The amount of nonperforming loans that were current as to principal and interest was $1.7 billion at December 31, 2009 and $555 million at December 31, 2008.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation are considered troubled debt restructurings. Troubled debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Troubled debt restructurings completed during 2009 and included in nonperforming loans totaled $440 million at December 31, 2009. Purchased impaired loans are excluded from troubled debt restructurings.

Accruing Loans Past Due 30 To 89 Days (a)

	Amount		Percent of Outstandings
Dollars in millions	Dec. 31 2009	Dec. 31 2008	Dec. 31 2009	Dec. 31 2008
Commercial	$684	$489	1.26%	.72%
Commercial real estate	666	400	3.10	1.68
Equipment lease financing	128	74	2.06	1.15
Consumer	438	451.87		.93
Residential real estate	472	506	3.12	3.23
Total (b)	$2,388	$1,920	1.62	1.18

Accruing Loans Past Due 90 Days Or More (a)

	Amount		Percent of Outstandings
Dollars in millions	Dec. 31 2009	Dec. 31 2008	Dec. 31 2009	Dec. 31 2008
Commercial	$188	$90.35%		.13%
Commercial real estate	150	52.70		.22
Equipment lease financing	6	2.10		.03
Consumer	226	154.45		.32
Residential real estate	314	97	2.07	.62
Total (c)	$884	$395.60		.24
(a)	Excludes loans that are government insured/guaranteed, primarily residential mortgages.
(b)	Excludes impaired loans acquired from National City totaling $.8 billion at December 31, 2009 and $1.6 billion at December 31, 2008. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.
(c)	Excludes impaired loans acquired from National City totaling $2.7 billion at December 31, 2009 and $2.0 billion at December 31, 2008. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.

Loans that are not included in nonperforming or past due categories and which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $811 million at December 31, 2009 and $745 million at December 31, 2008.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an allowance for loan and lease losses to absorb losses from the loan portfolio. We determine the allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. There were no significant changes during 2009 to the process and procedures we follow to determine our allowance of loan and lease losses.

We increased the allowance for loan and lease losses to $5.1 billion at December 31, 2009 compared with $3.9 billion at December 31, 2008. The allowance as a percent of nonperforming loans was 89% and as a percent of total loans was 3.22% at December 31, 2009. The comparable percentages at December 31, 2008 were 236% and 2.23%.

Although the allowance declined as a percentage of nonperforming loans at December 31, 2009 as compared with December 31, 2008, coverage is considered adequate given the mix of the loan portfolio. The majority of the commercial portfolio is secured by collateral, including loans to asset-based lending customers that continue to show demonstrably lower loss given default. Further, the large high investment grade portion of the loan portfolio has performed well and has not been subject to significant deterioration.

The allowance for loan and lease losses is significantly lower than it would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of allowance for loan and lease losses to total loans. Loan loss reserves on the purchased impaired loans were not carried over on the date of acquisition. In addition, these loans were recorded net of $9.2 billion of fair value marks as of December 31, 2008. As a result, the ratio of allowance for loan and lease losses to total loans is lower than it would be otherwise.

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

We refer you to Note 5 Asset Quality and Note 6 Purchased Impaired Loans Related to National City in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding changes in the allowance for loan and lease losses and in the allowance for unfunded loan commitments and letters of credit. Also see the Allocation Of Allowance For Loan And Lease Losses table in the Statistical Information (Unaudited) section of Item 8 of this Report for additional information included herein by reference.

We establish specific allowances for loans considered impaired using a method prescribed by GAAP. All impaired loans except leases and large groups of smaller-balance homogeneous loans which may include but are not limited to credit card, residential mortgage, and consumer installment loans are subject to individual analysis. Specific allowances for individual loans are determined by our Special Asset Committee based on an analysis of the present value of expected future cash flows from the loans discounted at their effective interest rate, observable market price, or the fair value of the underlying collateral.

Allocations to commercial and commercial real estate loans (pool reserve methodology) are assigned to pools of loans as defined by our business structure and are based on internal probability of default and loss given default credit risk ratings.

Key elements of the pool reserve methodology include:

•	Probability of default (PD), which is primarily based on historical default analyses and is derived from the borrower’s internal PD credit risk rating;
•	Exposure at default (EAD), which is derived from historical default data; and
•

Loss given default (LGD), which is based on historical loss data, collateral value and other structural factors that may affect our ultimate ability to collect on the loan and is derived from the loan’s internal LGD credit risk rating.

Our pool reserve methodology is sensitive to changes in key risk parameters such as PDs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. Our commercial loans are the largest category of credits and are most sensitive to changes in the key risk parameters and pool reserve loss rates. To illustrate, if we increase the pool reserve loss rates by 5% for all categories of non-impaired commercial loans, then the aggregate of the allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit would increase by $104 million. Additionally, other factors such as the rate of migration in the severity of problem loans will contribute to the final pool reserve allocations.

We make consumer (including residential mortgage) loan reserve allocations within our business structure by consumer product line based on historical loss experience. We compute the allocation loss rates using the roll-rate, historical loss or other appropriate loss calculation methodologies.

We expect to see credit cost improvements in line with the pace of economic recovery in 2010.

Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2009
Commercial	$1,276	$181	$1,095	1.79%
Commercial real estate	510	38	472	1.91
Equipment lease financing	149	27	122	1.97
Consumer	961	105	856	1.63
Residential real estate	259	93	166.79
Total	$3,155	$444	$2,711	1.64
2008
Commercial	$301	$53	$248.79%
Commercial real estate	165	10	155	1.65
Equipment lease financing	3	1	2.08
Consumer	143	15	128.62
Residential real estate	6		6.07
Total	$618	$79	$539.74

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

Total net charge-offs are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. Customer balances related to these impaired loans were reduced by the fair value marks of $9.2 billion as of December 31, 2008. However, as a result of further credit deterioration on purchased impaired commercial loans, we recorded $90 million of net charge-offs in 2009.

CREDIT DEFAULT SWAPS

From a credit risk management perspective, we buy and sell credit loss protection via the use of credit derivatives. When we buy loss protection by purchasing a credit default swap (CDS), we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs for a particular obligor or reference entity. We purchase CDSs to mitigate the risk of economic loss on a portion of our loan exposures and for trading purposes.

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

CDSs are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. Net losses from CDSs for proprietary trading positions, reflected in other noninterest income on our Consolidated Income Statement, totaled $7 million for 2009 compared with net gains of $45 million for 2008.

OPERATIONAL RISK MANAGEMENT

Operational risk is defined as the risk of financial loss or other damage to us resulting from inadequate or failed internal processes or systems, human factors, or from external events.

Operational risk may occur in any of our business activities and manifests itself in various ways, including but not limited to the following:

•	Errors related to transaction processing and systems,
•	Breaches of the system of internal controls and compliance requirements,
•	Misuse of sensitive information, and
•	Business interruptions and execution of unauthorized transactions and fraud by employees or third parties.

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

We believe our current operational risk level is in line with a moderate risk profile. As we complete the integration of National City and have doubled in size from a year ago, we are regularly evaluating key processes, technologies, and controls to help ensure they are performing at expected levels, and can support growing business and product requirements in a stable, well controlled manner.

Insurance

As a component of our risk management practices, we purchase insurance designed to protect us against accidental loss or losses which, in the aggregate, may significantly affect personnel, property, financial objectives, or our ability to continue to meet our responsibilities to our various stakeholder groups.

PNC, through a subsidiary company, Alpine Indemnity Limited, provides insurance coverage for its general liability, automobile liability, management liability, fidelity, employment practices liability, special crime, workers’ compensation, property and terrorism programs. PNC’s risks associated with its participation as an insurer for these programs are mitigated through policy limits and annual aggregate limits. Risks in excess of Alpine’s policy limits and annual aggregates are mitigated through the purchase of direct coverage provided by various insurers up to limits established by PNC’s Corporate Insurance Committee.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential loss if we were unable to meet our funding requirements at a reasonable cost. We manage liquidity risk at the bank and parent company to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances.

Our largest source of liquidity on a consolidated basis is the deposit base that comes from our retail and corporate banking businesses. Other borrowed funds come from a diverse mix of short and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position.

Liquid assets consist of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) and securities available for sale. At December 31, 2009, our liquid assets totaled $59.8 billion, with $23.4 billion pledged as collateral for borrowings, trust, and other commitments.

Bank Level Liquidity

Spot and forward funding gap analyses are the primary metrics used to measure and monitor bank liquidity risk. Funding gaps represent the difference in projected sources of liquidity available to offset projected uses. We calculate funding gaps for the overnight, thirty day, ninety day, one-hundred eighty day and one year time intervals. Risk limits are established within the Liquidity Risk policy. Compliance is regularly reviewed by management’s Asset and Liability Committee.

PNC Bank, N.A. can borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (FHLB)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At December 31, 2009, our unused secured borrowing capacity was $26.0 billion with the Federal Reserve Bank and $9.3 billion with FHLB-Pittsburgh.

Total FHLB borrowings were $10.8 billion at December 31, 2009 compared with $18.1 billion at December 31, 2008.

We can also obtain funding through traditional forms of borrowing, including Federal funds purchased, repurchase agreements, and short and long-term debt issuances. PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through December 31, 2009, PNC Bank, N.A. had issued $6.9 billion of debt under this program.

PNC Bank, N.A. also has the ability to offer up to $3.0 billion of its commercial paper. As of December 31, 2009, there were no issuances outstanding under this program.

As of December 31, 2009, there were $6.2 billion of bank short- and long-term debt issuances with maturities of less than one year.

In December 2009, as required by the FDIC, we prepaid deposit insurance assessments covering the period October 1, 2009 through December 31, 2012. The amount of the prepayment was $1.1 billion. While the resulting prepaid asset does not require risk-based capital, it impacts our available bank liquidity.

Parent Company Liquidity

Our parent company’s routine funding needs consist primarily of dividends to PNC shareholders, share repurchases, debt service, the funding of non-bank affiliates, and acquisitions.

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet our funding requirements over the succeeding 24-month period. Risk limits for parent company liquidity are established within the Enterprise Capital Management Policy. Compliance is regularly reviewed by the Board of Director’s Joint Risk Committee.

The principal source of parent company cash flow is the dividends it receives from its subsidiary bank, which may be impacted by the following:

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

Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities,” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Item 7. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $378 million at December 31, 2009.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of December 31, 2009, the parent company had approximately $4.7 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities in public or private markets.

PNC Funding Corp issued the following securities during 2009:

•	September – $500 million of senior notes due September 2015; interest paid semiannually at a fixed rate of 4.25%.
•	June – $600 million of senior notes due June 2019; interest paid semiannually at a fixed rate of 6.7%.
•	June – $400 million of senior notes due June 2014; interest paid semiannually at a fixed rate of 5.4%.
•

March – $1.0 billion of floating rate senior notes due April 2012 under the TLGP-Debt Guarantee Program. Interest will be reset quarterly to 3-month LIBOR plus 20 basis points and paid quarterly. These senior notes are guaranteed by the parent company and by the FDIC and are backed by the full faith and credit of the United States of America through maturity.

As further described in the Executive Summary and Consolidated Balance Sheet sections of this Item 7, in May 2009 we raised $624 million in common equity through the issuance of 15 million shares of common stock.

PNC Bank, N.A., through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of December 31, 2009, there were no issuances outstanding under this program.

As of December 31, 2009, there were $1.1 billion of parent company contractual obligations with maturities of less than one year.

We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments.

February 2010 Actions

On February 8, 2010, we raised $3.0 billion in new common equity through the issuance of 55.6 million shares of common stock in an underwritten offering at $54 per share. On March 4, 2010, the underwriters exercised their option to purchase an additional 8.3 million shares of common stock at the offering price of $54 per share, totaling approximately $450 million, to cover over-allotments. We expect to complete this issuance on March 11, 2010.

Also on February 8, 2010 PNC Funding Corp issued the following securities:

•	$1 billion of senior notes due February 2015; interest will be paid semiannually at a fixed rate of 3.625%.

•	$1 billion of senior notes due February 2020; interest will be paid semiannually at a fixed rate of 5.125%.

As approved by the Federal Reserve Board, US Treasury and our other banking regulators, on February 10, 2010, we redeemed all 75,792 shares of our Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock) issued to the US Treasury on December 31, 2008 totaling $7.6 billion. We used the net proceeds from the common stock and senior notes offerings described above and other parent company funds to redeem the Series N Preferred Stock.

Dividends of $89 million were paid on February 10, 2010 when the Series N Preferred Stock was redeemed. PNC paid total dividends of $421 million to the US Treasury while the Series N Preferred Stock was outstanding.

In connection with the redemption of the Series N Preferred Stock, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250.0 million. This resulted in a one-time, noncash reduction in net income available to common stockholders and related basic and diluted earnings per share. This transaction will be reflected in our consolidated financial statements for the first quarter of 2010.

We did not exercise our right to seek to repurchase the related warrant to purchase common shares at the time we redeemed the Series N Preferred Stock.

See Note 19 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report for more details regarding the issuance of Series N Preferred Stock, related issuance discount and the warrant to purchase common shares to the US Treasury under the TARP Capital Purchase Program.

Status of Credit Ratings

The cost and availability of short- and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by debt ratings. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.

Credit ratings as of December 31, 2009 follow:

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A	A+
Subordinated debt	Baa1	A-	A
Preferred stock (a)	Baa2	BBB	A

PNC Bank, N.A.
Subordinated debt	A2	A	A
Long-term deposits	A1	A+	AA-
Short-term deposits	P-1	A-1	F1+
(a)	Effective February 17, 2010, Moody’s revised the rating on preferred stock to Baa3 from Baa2.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of December 31, 2009.

Contractual Obligations		Payment Due By Period
December 31, 2009 - in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$54,277	$37,001	$13,998	$2,065	$1,213
Borrowed funds	39,261	12,951	10,385	5,544	10,381
Minimum annual rentals on noncancellable leases	2,575	423	560	436	1,156
Nonqualified pension and postretirement benefits	539	64	120	110	245
Purchase obligations (a)	975	428	329	164	54
Total contractual cash obligations	$97,627	$50,867	$25,392	$8,319	$13,049
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At December 31, 2009, the liability for uncertain tax positions, excluding associated interest and penalties, was $227 million. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.

Other Commitments (a)		Amount Of Commitment Expiration By Period
December 31, 2009 - in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$100,795	$60,017	$35,878	$4,476	$424
Standby letters of credit (b)	10,026	4,669	4,166	1,055	136
Reinsurance agreements	1,736	147	247	86	1,256
Other commitments (c)	1,032	334	486	185	27
Total commitments	$113,589	$65,167	$40,777	$5,802	$1,843
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $6.1 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Includes unfunded commitments related to private equity investments of $453 million and other investments of $66 million which are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $490 million and other direct equity investments of $23 million which are included in other liabilities on the Consolidated Balance Sheet.

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

Asset and Liability Management centrally manages interest rate risk within limits and guidelines set forth in our risk management policies approved by management’s Asset and Liability Committee and the Joint Risk Committee of the Board. Sensitivity results and market interest rate benchmarks for the fourth quarters of 2009 and 2008 follow:

Interest Sensitivity Analysis

	Fourth Quarter 2009	Fourth Quarter 2008
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.1%	(0.7)%
100 basis point decrease (a)	(2.0)%	(0.5)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	1.4%	1.9%
100 basis point decrease (a)	(6.0)%	(3.1)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(1.2)	(5.2)
Key Period-End Interest Rates
One month LIBOR	.23%	.44%
Three-year swap	2.06%	1.76%
(a)	Not meaningful. Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity To Alternative Rate Scenarios (Fourth Quarter 2009)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	.9%	.6%	.9%
Second year sensitivity	(1.4)%	(1.3)%	.3%

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

The following graph presents the yield curves for the base rate scenario and each of the alternate scenarios one year forward.

The results of the interest sensitivity analyses reflect our current best estimates of the impact of integrating National City’s balance sheet, including the effects of purchase accounting, balance sheet repositioning, and deposit pricing strategies. Going forward as these estimates and strategies are revised, the results of our analyses may change. The fourth quarter 2008 analyses also reflect the impact of the rapid decline in market interest rates that occurred during that quarter, in which period-end one-month LIBOR and three-year swap rates declined 349 basis points and 197 basis points, respectively.

The fourth quarter 2009 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During 2009, our VaR ranged between $5.8 million and $10.4 million, averaging $7.7 million. During 2008, our VaR ranged between $5.4 million and $18.4 million, averaging $10.8 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Under typical market conditions, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. There were no such instances during 2009. As a result of increased volatility in certain markets, there were 10 such instances during 2008.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue was as follows:

Year end December 31 – in millions	2009	2008	2007
Net interest income	$61	$72	$7
Noninterest income	170	(55)	104
Total trading revenue	$231	$17	$111
Securities underwriting and trading (a)	$75	$(17)	$41
Foreign exchange	73	73	58
Financial derivatives	83	(39)	12
Total trading revenue	$231	$17	$111
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Trading revenue excludes the impact of economic hedging activities, which related primarily to residential mortgage servicing rights and residential and commercial real estate loans.

Improved valuations resulted in better trading results in 2009 compared with 2008. Lower trading revenue in 2008 was primarily related to our proprietary trading activities and reflected the negative impact of a very illiquid market on the assets that we held during the first quarter of 2008.

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

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the worst-case value depreciation over a one year horizon to a level commensurate with a financial institution with an A rating by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. Market Risk Management and Finance provide independent oversight of the valuation process.

Various PNC business units manage our private equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

BlackRock

PNC owns approximately 44 million common stock equivalent shares of BlackRock equity, accounted for under the equity method. Our investment in BlackRock was $5.8 billion at December 31, 2009 compared with $4.2 billion at December 31, 2008. The market value of our investment in BlackRock was $10.1 billion at December 31, 2009. The primary risk measurement, similar to other equity investments, is economic capital.

The discussion of BlackRock within the Business Segments Review section of this Item 7 includes information about changes in our ownership structure of BlackRock during 2009 and BlackRock’s December 1, 2009 acquisition of BGI.

Tax Credit Investments

Included in our equity investments are tax credit investments. These investments, as well as equity investments held by consolidated partnerships, totaled $2.5 billion at December 31, 2009 and $2.3 billion at December 31, 2008. Investments accounted for under the equity method totaled $2.0 billion while investments accounted for under the cost method totaled $488 million at December 31, 2009. The comparable amounts at December 31, 2008 were $1.7 billion and $648 million.

Visa

At December 31, 2009, our investment in Visa Class B common shares totaled approximately 23 million shares. Considering the adjustment to the conversion ratio due to settled litigation reported by Visa, these shares would convert to approximately 13.6 million of the publicly traded Visa Class A common shares. As of December 31, 2009, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the December 31, 2009 closing price of $87.46 for the Visa shares the market value of our investment was $1.2 billion. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

In July 2009, Visa funded $700 million to the litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $66 million share of the $700 million as a reduction of our indemnification liability and a reduction of noninterest expense.

Note 25 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on our Visa indemnification obligation.

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

Accordingly, lower valuations may occur that could adversely impact earnings in future periods. Also, the valuations may not represent amounts that will ultimately be realized from these investments. See Note 1 Accounting Policies and Note 8 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Private equity investments carried at estimated fair value totaled $1.2 billion at both December 31, 2009 and December 31, 2008. As of December 31, 2009, $595 million was invested directly in a variety of companies and $589 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $135 million as of December 31, 2009. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

Our unfunded commitments related to private equity totaled $453 million at December 31, 2009 compared with $540 million at December 31, 2008.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At December 31, 2009, other investments totaled $824 million compared with $853 million at December 31, 2008. We recognized net losses related to these investments of $37 million during 2009. Given the nature of these investments and if current market conditions affecting their valuation were to continue or worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $66 million at December 31, 2009 and $178 million at December 31, 2008.

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

FINANCIAL DERIVATIVES

We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total return swaps, swaptions, interest rate caps and floors and futures contracts are the primary instruments we use for interest rate risk management.

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps, total return swaps and futures contracts, only periodic cash payments and, with respect to swaptions and interest rate caps and floors, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 17 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report and is incorporated here by reference.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The following tables provide the notional or contractual amounts and estimated net fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at December 31, 2009 and December 31, 2008.

Financial Derivatives

	December 31, 2009		December 31, 2008
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed (c)	$13,055	$(64)	$5,618	$527
Forward purchase commitments	350	1
Liability rate conversion
Interest rate swaps (a)
Receive fixed	13,048	707	9,888	888
Total interest rate risk management	26,453	644	15,506	1,415
Total accounting hedges (b)	$26,453	$644	$15,506	$1,415
Free-Standing Derivatives
Customer-related
Interest rate contracts
Swaps	$91,090	$(54)	$97,337	$(162)
Caps/floors
Sold (c)	3,457	(15)	3,976	(13)
Purchased	2,114	14	2,647	22
Swaptions	1,996	11	3,058	160
Futures	2,271		8,839
Foreign exchange contracts	7,743	16	8,877	(3)
Equity contracts	351		1,023	(4)
Total customer-related	109,022	(28)	125,757
Various instruments used to hedge the value of residential mortgage servicing Interest rate contracts
Swaps (c)	38,596	(152)	20,930	373
Caps/floors
Purchased	5,200	50	6,500	18
Futures	41,439		4,000
Future options	18,230	23	6,000	(29)
Swaptions	24,145	(22)	12,600	(274)
Commitments related to residential mortgage assets (c)	3,857	(15)	2,950	21
Total residential mortgage servicing	131,467	(116)	52,980	109
Other risk management and proprietary
Interest rate contracts
Swaps (c)	6,615	(12)	24,432	656
Caps/floors
Sold	100		624	(1)
Purchased	250	6	740	3
Swaptions (c)	720	(9)	276	17
Futures	315		8,359
Commitments related to residential mortgage assets	5,758	20	15,659	(20)
Commitments related to commercial mortgage assets	1,733	8	2,624	7
Foreign exchange contracts (c)	301	(1)	144	11
Credit contracts
Credit default swaps	1,588	50	2,937	205
Risk participation agreements	2,819	1	3,290
Other contracts (c) (d)	211	(275)	438	44
Total other risk management and proprietary	20,410	(212)	59,523	922
Total free-standing derivatives	$260,899	$(356)	$238,260	$1,031
Total gross derivatives	$287,352	$288	$253,766	$2,446
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 57% were based on 1-month LIBOR and 43% on 3-month LIBOR at December 31, 2009 compared with 55% and 45%, respectively, at December 31, 2008.
(b)	Fair value amount includes net accrued interest receivable of $162 million at December 31, 2009 and $147 million at December 31, 2008.
(c)	The increases in the negative fair values from December 31, 2008 to December 31, 2009 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during 2009 and contracts terminated.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

2008 VERSUS 2007

CONSOLIDATED INCOME STATEMENT REVIEW

Summary Results

Net income for 2008 was $914 million or $2.44 per diluted share and for 2007 was $1.491 billion or $4.32 per diluted share.

Net Interest Income

Net interest income was $3.9 billion for 2008 compared with $2.9 billion for 2007, an increase of $907 million, or 31%. The 31% increase in net interest income for 2008 compared with 2007 was favorably impacted by the $16.5 billion, or 17%, increase in average interest-earning assets and a decrease in funding costs. The 2008 net interest margin was positively affected by declining rates paid on deposits and borrowings compared with the prior year. The net interest margin was 3.37% in 2008 and 3.00% for 2007, an increase of 37 basis points.

Noninterest Income

Summary

Noninterest income was $2.4 billion for 2008 and $2.9 billion for 2007.

Noninterest income for 2008 included the following:

•	Gains of $246 million related to the mark-to-market adjustment on our BlackRock LTIP shares obligation,
•	Losses related to our commercial mortgage loans held for sale of $197 million, net of hedges,
•	Impairment and other losses related to alternative investments of $156 million,
•	Income from Hilliard Lyons totaling $164 million, including the first quarter gain of $114 million from the sale of this business,
•	Net securities losses of $206 million,
•	A first quarter gain of $95 million related to the redemption of a portion of our Visa Class B common shares related to Visa’s March 2008 initial public offering,
•	A third quarter $61 million reversal of a legal contingency reserve established in connection with an acquisition due to a settlement,
•	Trading losses of $55 million,
•	A $35 million impairment charge on commercial mortgage servicing rights, and
•	Equity management losses of $24 million.

Noninterest income for 2007 included the following:

•	The impact of $82 million gain recognized in connection with our transfer of BlackRock shares to satisfy a portion of PNC’s LTIP obligation and a $209 million net loss on our LTIP shares obligation,
•	Income from Hilliard Lyons totaling $227 million,
•	Trading income of $104 million, and
•	Equity management gains of $102 million.

Apart from the impact of these items, noninterest income decreased $89 million in 2008 compared with 2007.

Additional analysis

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

Net gains on sales of securities totaled $106 million in 2008 compared with $1 million in 2007.

Other noninterest income totaled $263 million for 2008 compared with $412 million for 2007. Other noninterest income for 2008 included gains of $246 million related to our BlackRock LTIP shares adjustment, the $114 million gain from the sale of Hilliard Lyons, the $95 million gain from the redemption of a portion of our investment in Visa related to its March 2008 initial public offering, and the $61 million reversal of a legal contingency reserve referred to above. The impact of these items was partially offset by losses related to our commercial mortgage loans held for sale of $197 million, net of hedges, trading losses of $55 million and equity management losses of $24 million.

Other noninterest income for 2007 included a net loss related to our BlackRock investment of $127 million (the net of the two items described within the Summary section above), trading income of $104 million, equity management gains of $102 million and gains related to our commercial mortgage loans held for sale, net of hedges, of $3 million.

Provision For Credit Losses

The provision for credit losses totaled $1.5 billion for 2008 compared with $315 million for 2007. Of the total 2008 provision, $990 million was recorded in the fourth quarter, including $504 million of additional provision recorded on December 31, 2008 to conform the National City loan reserving methodology with ours. The differences in methodology include granularity of loss computations, statistical and quantitative factors rather than qualitative assessment, and the extent of current appraisals and risk assessments.

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

Noninterest Expense

Total noninterest expense was $3.685 billion for 2008 and $3.652 billion for 2007, an increase of $33 million, or 1%. Higher noninterest expense in 2008 compared with 2007 primarily resulted from investments in growth initiatives, including acquisitions, partially offset by the impact of the sale of Hilliard Lyons and disciplined expense management.

Integration costs included in noninterest expense totaled $115 million for 2008, including $79 million in the fourth quarter, and $102 million for 2007. Fourth quarter 2008 integration costs included $71 million related to our National City acquisition.

Noninterest expense for 2008 included the benefit of the reversal of $46 million of the $82 million Visa indemnification liability that we established in the fourth quarter of 2007.

EFFECTIVE TAX RATE

Our effective tax rate was 27.2% for 2008 and 29.2% for 2007.

CONSOLIDATED BALANCE SHEET REVIEW

Loans

Loans increased $107.2 billion as of December 31, 2008 compared with December 31, 2007. Our National City acquisition added $99.7 billion of loans, including $34.3 billion of commercial, $16.0 billion of commercial real estate, $30.5 billion of consumer and $10.6 billion of residential mortgage loans.

Investment Securities

Total investment securities at December 31, 2008 were $43.5 billion compared with $30.2 billion at December 31, 2007. Securities added with the National City acquisition at December 31, 2008 totaled $13.3 billion and were primarily US government agency residential mortgage-backed securities. Securities represented 15% of total assets at December 31, 2008 and 22% of total assets at December 31, 2007.

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

Loans Held For Sale

Loans held for sale totaled $4.4 billion at December 31, 2008 compared with $3.9 billion at December 31, 2007. The acquisition of National City added approximately $2.2 billion of loans held for sale at December 31, 2008, primarily 1-4 family conforming residential mortgages.

Loans held for sale included education loans held for sale of $1.5 billion at December 31, 2007. We transferred these loans at lower of cost or market value from held for sale to the loan portfolio in February 2008 due to the impact at that time of liquidity issues on the secondary markets for education loans.

Asset Quality

Total nonperforming assets at December 31, 2008 increased $1.7 billion, to $2.2 billion, from the balance at December 31, 2007. Our nonperforming assets represented .75% of total assets at December 31, 2008 compared with .36% at December 31, 2007. The increase in nonperforming assets reflected higher nonaccrual residential real estate development loans and loans in related sectors, and the addition of $738 million of nonperforming assets related to National City.

At December 31, 2008, our largest nonperforming asset was approximately $36 million and our average nonperforming loan associated with commercial lending was less than $1 million.

Goodwill and Other Intangible Assets

The sum of goodwill and other intangible assets increased $2.1 billion at December 31, 2008 compared with the prior year end, to $11.7 billion. We added $.6 billion of core deposit and other relationship intangible assets and $1.2 billion of mortgage servicing rights in connection with the National City acquisition at December 31, 2008. In addition, our Sterling acquisition added $.6 billion of goodwill during 2008. Our Hilliard Lyons divestiture reduced goodwill by $.1 billion in 2008.

Funding Sources

Total funding sources were $245.1 billion at December 31, 2008 and $113.6 billion at December 31, 2007. Funding sources increased $131.5 billion as total deposits increased $110.2 billion and total borrowed funds increased $21.3 billion.

Our acquisition of National City added $104.0 billion of deposits and $18.2 billion of borrowed funds at December 31, 2008. In addition, borrowed funds at that date included $2.9 billion of senior notes issued in December 2008 and guaranteed under the FDIC’s TLGP-Debt Guarantee Program.

Shareholders’ Equity

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

Regulatory capital ratios at December 31, 2008 were 17.5% for leverage, 9.7% for Tier 1 risk-based and 13.2% for total risk-based capital. At December 31, 2007, the regulatory capital ratios were 6.2% for leverage, 6.8% for Tier 1 risk-based and 10.3% for total risk-based capital.

The leverage ratio at December 31, 2008 reflected the favorable impact on Tier I risk-based capital from the issuance of securities under TARP and the issuance of PNC common stock in connection with the National City acquisition, both of which occurred on December 31, 2008. In addition, the ratio as of that date did not reflect any impact of National City on PNC’s adjusted average total assets.

Glossary of Terms

Accretable net interest - The excess of cash flows expected to be collected on a purchased impaired loan over the carrying value of the loan. The accretable net interest is recognized into interest income over the remaining life of the loan using the constant effective yield method.

Accretable yield - The excess of a loan’s cash flows expected to be collected over the carrying value of the loan. The accretable yield is recognized in interest income over the remaining life of the loan using the constant effective yield method.

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

Cash recoveries - Cash recoveries used in the context of purchased impaired loans represent cash payments from customers that exceeded the recorded investment of the designated impaired loan.

Charge-off - Process of removing a loan or portion of a loan from our balance sheet because it is considered uncollectible. We also record a charge-off when a loan is transferred to held for sale by reducing the loan carrying amount to the fair value of the loan, if fair value is less than carrying amount.

Client-related noninterest income - Total noninterest income included on our Consolidated Income Statement less amounts for net gains (losses) on sales of securities, net other-than-temporary impairments, and other noninterest income.

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

Derivatives - Financial contracts whose value is derived from publicly traded securities, interest rates, currency exchange rates or market indices. Derivatives cover a wide assortment of financial contracts, including but not limited to forward contracts, futures, options and swaps.

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

Nonaccretable difference - Contractually required payments receivable on a purchased impaired loan in excess of the cash flows expected to be collected.

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

Other-than-temporary impairment (OTTI) - When the fair value of a security is less than its amortized cost basis, an assessment is performed to determine whether the impairment is other-than-temporary. If we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, an other-than-temporary impairment is considered to have occurred. In such cases, an other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Further, if we do not expect to recover the entire amortized cost of the security, an other-than-temporary impairment is considered to have occurred. However for debt securities, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before its recovery, the other-than-temporary loss is separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors. The other-than-temporary impairment related to credit losses is recognized in earnings while the amount related to all other factors is recognized in other comprehensive income, net of tax.

Pretax, pre-provision earnings - Total revenue less noninterest expense.

Purchase accounting accretion - Accretion of the discounts and premiums on acquired assets and liabilities. The purchase accounting accretion is recognized in net interest income over the weighted average life of the financial instruments using the constant effective yield method.

Purchased impaired loans - Acquired loans determined to be credit impaired under FASB ASC 310-30 (AICPA SOP 03-3). Loans are determined to be impaired if there is evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected.

Recorded investment - The initial investment of a purchased impaired loan plus interest accretion and less any cash payments and writedowns to date. The recorded investment excludes any valuation allowance which is included in our allowance for loan and lease losses.

Recovery - Cash proceeds received on a loan that we had previously charged off. We credit the amount received to the allowance for loan and lease losses.

Residential development loans - Project-specific loans to commercial customers for the construction or development of residential real estate including land, single family homes, condominiums and other residential properties. This would exclude loans to commercial customers where proceeds are for general corporate purposes whether or not such facilities are secured.

Residential mortgage servicing rights hedge gains / (losses), net - We have elected to measure acquired or originated residential mortgage servicing rights (MSRs) at fair value under GAAP. We employ a risk management strategy designed to protect the economic value of MSRs from changes in interest rates. This strategy utilizes securities and a portfolio of derivative instruments to hedge changes in the fair value of MSRs arising from changes in interest rates. These financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the MSR portfolio. Net MSR hedge gains/ (losses) represent the change in the fair value of MSRs, exclusive of changes due to time decay and payoffs, combined with the change in the fair value of the associated derivative instruments.

Return on average assets - Annualized net income divided by average assets.

Return on average capital - Annualized net income divided by average capital.

Return on average common shareholders’ equity - Annualized net income less preferred stock dividends, including preferred stock discount accretion, divided by average common shareholders’ equity.

Risk-weighted assets - Computed by the assignment of specific risk-weights (as defined by the Board of Governors of the Federal Reserve System) to assets and off-balance sheet instruments.

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

Tier 1 common capital - Tier 1 risk-based capital, less preferred equity, less trust preferred capital securities, and less noncontrolling interests.

Tier 1 common capital ratio - Tier 1 common capital divided by period-end risk-weighted assets.

Tier 1 risk-based capital - Total shareholders’ equity, plus trust preferred capital securities, plus certain noncontrolling interests that are held by others; less goodwill and certain other intangible assets (net of eligible deferred taxes relating to taxable and nontaxable combinations), less equity investments in nonfinancial companies less ineligible servicing assets and less net unrealized holding losses on available for sale equity securities. Net unrealized holding gains on available for sale equity securities, net unrealized holding gains (losses) on available for sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for Tier 1 risk-based capital purposes.

Tier 1 risk-based capital ratio - Tier 1 risk-based capital divided by period-end risk-weighted assets.

Total equity – Total shareholders’ equity plus noncontrolling interests.

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

Value-at-risk (VaR) - A statistically-based measure of risk which describes the amount of potential loss which may be incurred due to severe and adverse market movements. The measure is of the maximum loss which should not be exceeded on 99 out of 100 days.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality and/or other matters regarding or affecting PNC that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “will,” “project” and other similar words and expressions.

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

•

Our businesses and financial results are affected by business and economic conditions, both generally and specifically in the principal markets in which we operate. In particular, our businesses and financial results may be impacted by:

–	Changes in interest rates and valuations in the debt, equity and other financial markets.
–	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the markets for real estate and other assets commonly securing financial products.
–	Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates.
–	Changes in our customers’, suppliers’ and other counterparties’ performance in general and their creditworthiness in particular.
–	Changes in levels of unemployment.
–

Changes in customer preferences and behavior, whether as a result of changing business and economic conditions, climate-related physical changes or legislative and regulatory initiatives, or other factors.

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

•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low in the first half of 2010 but will move upward in the second half of the year and our view that the modest economic recovery that began last year will extend through 2010.

•

Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity, and funding. These legal and regulatory developments could include:

–	Changes resulting from legislative and regulatory responses to the current economic and financial industry environment.
–

Other legislative and regulatory reforms, including broad-based restructuring of financial industry regulation as well as changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other aspects of the financial institution industry.

–	Increased litigation risk from recent regulatory and other governmental developments.
–	Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental inquiries.
–	The results of the regulatory examination and supervision process, including our failure to satisfy the requirements of agreements with governmental agencies.
–	Changes in accounting policies and principles.
–

Changes resulting from legislative and regulatory initiatives relating to climate change that have or may have a negative impact on our customers’ demand for or use of our products and services in general and their creditworthiness in particular.

–	Changes to regulations governing bank capital, including as a result of the so-called “Basel 3” initiatives.

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

In addition, our acquisition of National City Corporation (National City) on December 31, 2008 presents us with a number of risks and uncertainties related both to the acquisition itself and to the integration of the acquired businesses into PNC. These risks and uncertainties include the following:

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

•

Our ability to achieve anticipated results is also dependent on our ability to bring National City’s systems, operating models, and controls into conformity with ours and to do so on our planned time schedule. The integration of National City’s business and operations into PNC, which includes conversion of National City’s different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to National City’s or PNC’s existing businesses. PNC’s ability to integrate National City successfully may be adversely affected by the fact that this transaction has resulted in PNC entering several markets where PNC did not previously have any meaningful retail presence.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in equity, and cash flows present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments on debt securities classified as either available for sale or held to maturity in 2009.

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

/s/ PricewaterhouseCoopers LLP
March 10, 2010

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2009	2008	2007
Interest Income
Loans	$8,919	$4,138	$4,232
Investment securities	2,688	1,746	1,429
Other	479	417	483
Total interest income	12,086	6,301	6,144
Interest Expense
Deposits	1,741	1,485	2,053
Borrowed funds	1,262	962	1,144
Total interest expense	3,003	2,447	3,197
Net interest income	9,083	3,854	2,947
Noninterest Income
Asset management	858	686	784
Consumer services	1,290	623	692
Corporate services	1,021	704	713
Residential mortgage	990
Service charges on deposits	950	372	348
Net gains on sales of securities	550	106	1
Other-than-temporary impairments	(1,935)	(312)	(6)
Less: Noncredit portion of other-than-temporary impairments (a)	(1,358)
Net other-than-temporary impairments	(577)	(312)	(6)
Gain on BlackRock/BGI transaction	1,076
Other	987	263	412
Total noninterest income	7,145	2,442	2,944
Total revenue	16,228	6,296	5,891
Provision For Credit Losses	3,930	1,517	315
Noninterest Expense
Personnel	4,119	1,766	1,815
Occupancy	713	331	318
Equipment	695	280	247
Marketing	233	123	113
Other	3,313	1,185	1,159
Total noninterest expense	9,073	3,685	3,652
Income from continuing operations before income taxes and noncontrolling interests	3,225	1,094	1,924
Income taxes	867	298	561
Income from continuing operations before noncontrolling interests	2,358	796	1,363
Income from discontinued operations (net of income taxes of $54, $63 and $66)	45	118	128
Net income	2,403	914	1,491
Less: Net income (loss) attributable to noncontrolling interests	(44)	32	24
Preferred stock dividends	388	21
Preferred stock discount accretion	56
Net income attributable to common shareholders	$2,003	$861	$1,467
Earnings Per Common Share
From continuing operations
Basic	$4.30	$2.15	$4.02
Diluted	$4.26	$2.10	$3.94
From net income
Basic	$4.40	$2.49	$4.40
Diluted	$4.36	$2.44	$4.32
Average Common Shares Outstanding
Basic	454	344	331
Diluted	455	346	334

(a) Included in accumulated other comprehensive loss.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value	December 31 2009	December 31 2008
Assets
Cash and due from banks	$4,288	$4,471
Federal funds sold and resale agreements (includes $990 and $1,072 measured at fair value) (a)	2,390	1,856
Trading securities	2,124	1,725
Interest-earning deposits with banks	4,488	14,859
Loans held for sale (includes $2,062 and $1,400 measured at fair value) (a)	2,539	4,366
Investment securities	56,027	43,473
Loans (includes $88 measured at fair value at December 31, 2009) (a)	157,543	175,489
Allowance for loan and lease losses	(5,072)	(3,917)
Net loans	152,471	171,572
Goodwill	9,505	8,868
Other intangible assets	3,404	2,820
Equity investments	10,254	8,554
Other (includes $486 measured at fair value at December 31, 2009) (a)	22,373	28,517
Total assets	$269,863	$291,081
Liabilities
Deposits
Noninterest-bearing	$44,384	$37,148
Interest-bearing	142,538	155,717
Total deposits	186,922	192,865
Borrowed funds
Federal funds purchased and repurchase agreements	3,998	5,153
Federal Home Loan Bank borrowings	10,761	18,126
Bank notes and senior debt	12,362	13,664
Subordinated debt	9,907	11,208
Other	2,233	4,089
Total borrowed funds	39,261	52,240
Allowance for unfunded loan commitments and letters of credit	296	344
Accrued expenses	3,590	3,949
Other	7,227	14,035
Total liabilities	237,296	263,433

Equity
Preferred stock (b)
Common stock – $5 par value
Authorized 800 shares, issued 471 and 452 shares	2,354	2,261
Capital surplus – preferred stock	7,974	7,918
Capital surplus – common stock and other	8,945	8,328
Retained earnings (c)	13,144	11,461
Accumulated other comprehensive loss (c)	(1,962)	(3,949)
Common stock held in treasury at cost: 9 and 9 shares	(513)	(597)
Total shareholders’ equity	29,942	25,422
Noncontrolling interests	2,625	2,226
Total equity	32,567	27,648
Total liabilities and equity	$269,863	$291,081

(a)	Amounts represent items for which the Corporation has elected the fair value option.
(b)	Par value less than $.5 million at each date.
(c)	Retained earnings at January 1, 2009 was increased $110 million representing the after-tax noncredit portion of other-than-temporary impairment losses recognized in net income during 2008 that has been reclassified to accumulated other comprehensive loss.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 1, 2007 (a)	293	$1,764		$1,651	$10,985	$(235)	$(3,377)	$885	$11,673
Net income					1,467			24	1,491
Net unrealized securities losses						(76)			(76)
Net unrealized gains on cash flow hedge derivatives						188			188
Pension, other postretirement and postemployment benefit plan adjustments						(29)			(29)
Other						5			5
Comprehensive income								24	1,579
Cash dividends declared – common					(806)				(806)
Net effect of adopting FASB ASC 840-35					(149)				(149)
Treasury stock issued for acquisitions	56			872			3,147		4,019
Treasury stock activity – all other	(8)			(17)			(648)		(665)
Tax benefit of stock option plans				18					18
Stock options granted				28					28
Effect of BlackRock equity transactions				53					53
Restricted stock/unit and incentive/performance unit share transactions				13					13
Other								745	745
Balance at December 31, 2007 (a)	341	$1,764		$2,618	$11,497	$(147)	$(878)	$1,654	$16,508
Net effect of adopting FASB ASC 715-60					(12)				(12)
Net effect of adopting FASB ASC 820 and FASB ASC 825-10					17				17
Balance at January 1, 2008	341	$1,764		$2,618	$11,502	$(147)	$(878)	$1,654	$16,513
Net income					882			32	914
Other comprehensive income (loss), net of tax
Net unrealized securities losses						(3,459)			(3,459)
Net unrealized gains on cash flow hedge derivatives						199			199
Pension, other postretirement and postemployment benefit plan adjustments						(490)			(490)
Other						(52)			(52)
Comprehensive income (loss)								32	(2,888)
Cash dividends declared
Common					(902)				(902)
Preferred					(21)				(21)
Common stock activity – acquisition	99	497		5,419					5,916
Treasury stock activity	3			(110)			281		171
Preferred stock issuance – Series K			$493						493
Preferred stock issuance – Series L			150						150
Preferred stock issuance – Series N (b)			7,275						7,275
TARP Warrant (b)				304					304
Tax benefit of stock option plans				17					17
Stock options granted				22					22
Effect of BlackRock equity transactions				43					43
Restricted stock/unit and incentive/ performance unit share transactions				15					15
Other								540	540
Balance at December 31, 2008 (a)	443	$2,261	$7,918	$8,328	$11,461	$(3,949)	$(597)	$2,226	$27,648
Cumulative effect of adopting FASB ASC 320-10					110	(110)
Balance at January 1, 2009	443	$2,261	$7,918	$8,328	$11,571	$(4,059)	$(597)	$2,226	$27,648
Net income					2,447			(44)	2,403
Other comprehensive income (loss), net of tax
Other-than-temporary losses on debt securities						(706)			(706)
Net unrealized securities gains						2,866			2,866
Net unrealized losses on cash flow hedge derivatives						(208)			(208)
Pension, other postretirement and postemployment benefit plan adjustments						125			125
Other						20			20
Comprehensive income (loss)								(44)	4,500
Cash dividends declared
Common					(430)				(430)
Preferred					(388)				(388)
Preferred stock discount accretion			56		(56)
Supervisory Capital Assessment Program issuance	15	75		549					624
Common stock activity	4	18		147					165
Treasury stock activity (c)				(158)			84		(74)
Other				79				443	522
Balance at December 31, 2009 (a)	462	$2,354	$7,974	$8,945	$13,144	$(1,962)	$(513)	$2,625	$32,567

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Issued to the US Department of Treasury on December 31, 2008 under the TARP Capital Purchase Program.
(c)	Net treasury stock activity totaled less than .5 million shares issued.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2009	2008	2007
Operating Activities
Net income	$2,403	$914	$1,491
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	3,930	1,517	315
Depreciation and amortization	978	463	391
Deferred income taxes (benefit)	932	(261)	78
Net gains on sales of securities	(550)	(106)	(1)
Net other-than-temporary impairments	577	312	6
Gain on BlackRock/BGI transaction	(1,076)
Net losses (gains) related to BlackRock LTIP shares adjustment	(103)	(246)	127
Undistributed earnings of BlackRock	(144)	(129)	(207)
Visa redemption gain		(95)
Excess tax benefits from share-based payment arrangements	(1)	(13)	(15)
Net change in
Trading securities and other short-term investments	61	1,459	(552)
Loans held for sale	1,110	303	(1,441)
Other assets	5,485	(1,974)	37
Accrued expenses and other liabilities	(8,118)	5,140	(498)
Other	269	130	(147)
Net cash provided (used) by operating activities	5,753	7,414	(416)
Investing Activities
Sales
Securities available for sale	18,861	10,283	6,056
Visa shares		95
Loans	644	76	329
Repayments/maturities
Securities available for sale	7,291	4,225	4,374
Securities held to maturity	495	21
Purchases
Securities available for sale	(34,078)	(19,381)	(15,884)
Securities held to maturity	(2,367)	(101)
Loans	(970)	(249)	(2,747)
Net change in
Federal funds sold and resale agreements	(560)	1,301	(1,147)
Interest-earning deposits with Federal Reserve	10,124	(6,234)
Loans	13,863	(4,595)	(2,160)
Net cash received from (paid for) acquisition and divestiture activity	(3,396)	2,761	(2,543)
Purchases of corporate and bank-owned life insurance		(350)	(117)
Other	(428)	(838)	(800)
Net cash provided (used) by investing activities	9,479	(12,986)	(14,639)
Financing Activities
Net change in
Noninterest-bearing deposits	7,169	1,719	230
Interest-bearing deposits	(9,849)	2,065	1,769
Federal funds purchased and repurchase agreements	(1,173)	(8,081)	4,057
Federal Home Loan Bank short-term borrowings	280	(2,000)	2,000
Other short-term borrowed funds	(1,726)	840	514
Sales/issuances
Federal Home Loan Bank long-term borrowings	2,092	5,050	4,750
Bank notes and senior debt	2,461	3,626	4,523
Subordinated debt		759	943
Other long-term borrowed funds	234	96	250
Perpetual trust securities		369	490
Preferred stock – TARP		7,275
Preferred stock – Other		492
TARP Warrant		304
Supervisory Capital Assessment Program—common stock	624
Common and treasury stock	247	375	253
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(9,671)	(1,158)	(232)
Bank notes and senior debt	(3,887)	(3,815)	(1,590)
Subordinated debt	(1,000)	(140)	(887)
Other long-term borrowed funds	(211)	(156)	(217)
Excess tax benefits from share-based payment arrangements	1	13	15
Acquisition of treasury stock	(188)	(234)	(963)
Preferred stock cash dividends paid	(388)	(21)
Common stock cash dividends paid	(430)	(902)	(806)
Net cash provided (used) by financing activities	(15,415)	6,476	15,099
Net Increase (Decrease) In Cash And Due From Banks	(183)	904	44
Cash and due from banks at beginning of period	4,471	3,567	3,523
Cash and due from banks at end of period	$4,288	$4,471	$3,567
Supplemental Disclosures
Interest paid	$3,151	$2,145	$2,973
Income taxes paid	66	797	662
Income taxes refunded	718	91	3
Non-cash Investing and Financing Items
Issuance of common stock for acquisitions		5,916	4,019
Issuance of preferred stock for National City acquisition		150
Transfer from loans held for sale to loans, net	172	1,763	(288)
Transfer from trading securities to investment securities		599
Transfer from loans to foreclosed assets	1,012	45	24

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

As described in Note 1 Accounting Policies and Note 2 Acquisitions and Divestitures, PNC acquired National City Corporation (National City) on December 31, 2008.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities.

We acquired National City on December 31, 2008. Our Consolidated Balance Sheet as of December 31, 2009 and 2008 and other information as of and subsequent to December 31, 2008 included in these consolidated financial statements reflects the impact of National City. Also, the Consolidated Income Statement for all years presented and related Notes to Consolidated Financial Statements reflect the global investment servicing business as discontinued operations. See Note 2 Acquisitions and Divestitures.

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

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 168, “The FASB Accounting Standards

Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards CodificationTM (FASB ASC) is the single source of authoritative nongovernmental generally accepted accounting principles (GAAP) in the United States of America. The FASB ASC was effective for financial statements that cover interim and annual periods ending after September 15, 2009. Technical references to GAAP included in these Notes To Consolidated Financial Statements are provided under the new FASB ASC structure.

We have considered the impact on these consolidated financial statements of events occurring subsequent to December 31, 2009.

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

INVESTMENT IN BLACKROCK, INC.

We account for our investment in the common stock, Series B and Series D Preferred Stocks of BlackRock (both deemed to be in substance common stock) under the equity method of accounting. On January 31, 2010, the Series D Preferred Stock was converted to Series B Preferred Stock. The investment in BlackRock is reflected on our Consolidated Balance Sheet in the caption Equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in the caption Asset management.

On February 27, 2009, PNC’s obligation to deliver BlackRock common shares in connection with BlackRock’s long-term incentive plan programs was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. The 2.9 million shares of Series C Preferred Stock were acquired from BlackRock in exchange for common shares on that same date. Since these preferred shares were not deemed to be in substance common stock, we elected to account for these preferred shares at fair value and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on the Consolidated Balance Sheet in the caption Other assets.

As noted above, we mark to market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (LTIP) programs. This obligation is classified as a free standing derivative as disclosed in Note 17 Financial Derivatives.

BUSINESS COMBINATIONS

We record the net assets of companies that we acquire at their estimated fair value at the date of acquisition and we include the results of operations of the acquired companies on our Consolidated Income Statement from the date of acquisition. We recognize, as goodwill, the excess of the acquisition price over the estimated fair value of the net assets acquired.

SPECIAL PURPOSES ENTITIES

Special purpose entities (SPEs) are defined as legal entities structured for a particular purpose. We use special purpose entities in various legal forms to conduct normal business activities. We review the structure and activities of special purpose entities for possible consolidation under the applicable GAAP guidance.

A variable interest entity (VIE) is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets that either:

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

In June 2009, the FASB issued SFAS 167 which was codified in December 2009 as Accounting Standard Update (ASU) ASU 2009-17 – Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amends current GAAP to require that an enterprise perform a qualitative analysis as opposed to a quantitative analysis to determine if it is the primary beneficiary of a VIE. The qualitative analysis considers the purpose and the design of the VIE as well as the risks that the VIE was designed to either create or pass through to variable interest holders. The new guideline is effective January 1, 2010. See Recent Accounting Pronouncements in this Note 1 for further details.

REVENUE RECOGNITION

We earn interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Asset management,
•	Customer deposits,
•	Loan sales and servicing,
•	Brokerage services, and
•	Securities and derivatives trading activities, including foreign exchange.

We also earn revenue from selling loans and securities, and we recognize income or loss from certain private equity activities.

We earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,
•	Selling various insurance products,
•	Providing treasury management services,
•	Providing merger and acquisition advisory and related services, and
•	Participating in certain capital markets transactions.

Revenue earned on interest-earning assets including unearned income and the accretion of discounts recognized on acquired or purchased loans is recognized based on the constant effective yield of the financial instrument.

Asset management fees are generally based on a percentage of the fair value of the assets under management. This caption also includes any performance fees which are generally based on a percentage of the returns on such assets and are recorded as earned. The caption Asset management also includes our share of the earnings of BlackRock recognized under the equity method of accounting.

Service charges on deposit accounts are recognized when earned. Brokerage fees and gains and losses on the sale of securities and certain derivatives are recognized on a trade-date basis.

We record private equity income or loss based on changes in the valuation of the underlying investments or when we dispose of our interest.

We recognize gain/(loss) on changes in the fair value of certain financial instruments where we have elected the fair value option. These financial instruments include certain commercial and residential mortgage loans originated for sale, certain residential mortgage portfolio loans, structured resale agreements and our investment in BlackRock Series C Preferred Stock. We also recognize gain/(loss) on changes in the fair value of residential mortgage servicing rights, which are measured at fair value.

We recognize revenue from servicing residential mortgages, commercial mortgages and other consumer loans as earned based on the specific contractual terms. We recognize revenue from securities, derivatives and foreign exchange trading as well as securities underwriting activities as these transactions occur or as services are provided. We recognize gains from the sale of loans upon cash settlement of the transaction.

When appropriate, revenue is reported net of associated expenses in accordance with GAAP.

CASH AND CASH EQUIVALENTS

Cash and due from banks are considered “cash and cash equivalents” for financial reporting purposes.

INVESTMENTS

We hold interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:

•	Ownership interest,
•	Our plans for the investment, and
•	The nature of the investment.

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation or other trading purposes are carried at fair value and classified as trading securities and other assets on our Consolidated Balance Sheet. Realized and unrealized gains and losses on trading securities are included in other noninterest income.

Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive income (loss).

We review all debt securities that are in an unrealized loss position for other-than-temporary impairment. We evaluate outstanding available for sale and held to maturity securities for other-than-temporary impairment on at least a quarterly basis. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments and hedging gains and losses. After an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary. As part of this evaluation, we take into consideration whether we intend to sell the security or whether it is more likely than not that we will be required to sell the security before expected recovery of its amortized cost. We also consider whether or not we expect to receive all of the contractual cash flows from the investment based on factors that include, but are not limited to: the creditworthiness of the issuer and, in the case of non-agency mortgage-backed securities, the historical and projected performance of the underlying collateral; and the length of time and extent that fair value has been less than amortized cost. In addition, we may also evaluate the business and financial outlook of the issuer, as well as broader industry and sector performance indicators. Declines in the fair value of available for sale debt securities that are deemed other-than-temporary and are attributable to credit deterioration are recognized on our Consolidated Income Statement in the period in which the determination is made. Declines in fair value which are deemed other–than-temporary and attributable to factors other than credit deterioration are recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet.

We include all interest on debt securities, including amortization of premiums and accretion of discounts, in net interest income using the constant effective yield method. We compute gains and losses realized on the sale of available for sale debt securities on a specific security basis. These securities gains/ (losses) are included in the caption Net gains on sales of securities on the Consolidated Income Statement.

In very limited situations, due to market conditions, management may elect to transfer certain debt securities from the securities available for sale to the held to maturity classification. In such cases, any unrealized gain or loss at the date of transfer included in Accumulated other comprehensive income (loss) is amortized over the remaining life of the security as a yield adjustment. This amortization effectively offsets or mitigates the effect on interest income of the amortization of the premium or accretion of the discount on the security.

Equity Securities and Partnership Interests

We account for equity securities and equity investments other than BlackRock and private equity investments under one of the following methods:

•

Marketable equity securities are recorded on a trade-date basis and are accounted for based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short-term profits are classified as trading and included in trading securities and other assets on our Consolidated Balance Sheet. Both realized and unrealized gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). Any unrealized losses that we have determined to be other-than-

temporary on securities classified as available for sale are recognized in current period earnings.

•

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the cost method or the equity method of accounting. We use the cost method for investments in which we are not considered to have influence over the operations of the investee and when cost appropriately reflects our economic interest in the underlying investment. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other-than-temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in other noninterest income. Distributions received from the income of an investee on cost method investments are included in interest income or noninterest income depending on the type of investment. We use the equity method for all other general and limited partner ownership interests and limited liability company investments. Under the equity method, we record our equity ownership share of net income or loss of the investee in noninterest income. Investments described above are included in the caption Equity investments on the Consolidated Balance Sheet.

Private Equity Investments

We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair value of publicly traded direct investments are determined using quoted market prices and are subject to various discount factors for legal or contractual sales restrictions, when appropriate. The valuation procedures applied to direct investments in private companies include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. In September 2009, the FASB issued ASU 2009-12—Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Based on the guidance, we value indirect investments in private equity funds based on net asset value as provided in the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-

provided value are made when available recent portfolio company information or market information indicates a significant change in value from that provided by the manager of the fund. We include all private equity investments on the Consolidated Balance Sheet in the caption Equity investments. Changes in the fair value of private equity investments are recognized in noninterest income.

We consolidate private equity investments when we are the general partner in a limited partnership and have determined that we have control of the partnership. The portion we do not own is reflected in the caption Noncontrolling interests on the Consolidated Balance Sheet.

LOANS

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. Management’s intent and view of the foreseeable future may change based on changes in business strategies, the economic environment, market conditions and the availability of government programs.

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Interest on performing loans is accrued based on the principal amount outstanding and recorded in interest income as earned using the constant effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into net interest income, over periods not exceeding the contractual life of the loan.

When loans are redesignated from held for investment to held for sale, specific reserves and allocated pooled reserves included in the allowance for loan and lease losses are charged-off to reduce the basis of the loans to lower of cost or market value.

In addition to originating loans, we also acquire loans through portfolio purchases or acquisitions of other financial services companies. For certain acquired loans that have experienced a deterioration of credit quality, we follow the guidance contained in FASB ASC Receivables (Topic 310) – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under this guidance, acquired loans are to be recorded at fair value absent the carryover of any existing valuation allowances. Evidence of credit quality deterioration may include information and statistics such as bankruptcy events, FICO scores, past due status, current borrower credit scores, and current loan-to-value. We review the loans acquired for evidence of credit quality deterioration and determine if it is probable that we will be unable to collect all contractual amounts due, including both principal and interest. When both conditions exist, we estimate the amount and timing of undiscounted expected cash flows at acquisition for each loan either individually or on a pool basis. We estimate the cash flows expected to be collected using internal and third-party models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds. Collateral values are also incorporated into cash flow estimates. Late fees, which are contractual but not expected to be collected, are excluded from expected future cash flows. The accretable yield is calculated based upon the difference between the undiscounted expected future cash flows of the loans and the recorded investment in the loans. This amount is accreted into income over the life of the loan or pool using the constant effective yield method. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for loan and lease losses. Subsequent increases in expected cash flows are recognized as a recovery of previously recorded allowance for loan and lease losses or prospectively through an adjustment of the loan’s or pool’s yield over its remaining life.

The nonaccretable yield represents the difference between the expected undiscounted cash flows of the loans and the total contractual cash flows (including principal and future interest payments) at acquisition and throughout the remaining lives of the loans.

LEASES

We provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock and automobiles through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using the constant effective yield method. Lease residual values are reviewed for other-than-temporary impairment on a quarterly basis. Gains or losses on the sale of leased assets are included in other noninterest income while valuation adjustments on lease residuals are included in other noninterest expense.

LOAN SALES, LOAN SECURITIZATIONS AND RETAINED INTERESTS

We recognize the sale of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. We also sell mortgage, credit card and other loans through securitization transactions. In a securitization, financial assets are transferred into trusts or to special-purpose entities (SPEs) in transactions to effectively legally isolate the assets from PNC. Where the transferor is a depository institution, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. Where the transferor is not a depository institution, legal isolation is accomplished through utilization of a two-step securitization structure.

Transfers and Servicing (Topic 860) – Accounting For Transfers of Financial Assets requires a true sale legal analysis to be obtained to address several relevant factors, such as the nature and level of recourse to the transferor, and the amount and nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under GAAP, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special-purpose entities.

In a securitization, the trust or SPE issues beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated or residual interests. In certain cases, we may retain a portion or all of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and, in some cases, cash reserve accounts. Refer to Note 10 Securitization Activity for further details. In accordance with GAAP, securitized loans are removed from the balance sheet and a net gain or loss is recognized in noninterest income at the time of initial sale, and each subsequent sale for revolving securitization structures. Gains or losses recognized on the sale of the loans depend on the allocation of carrying value between the loans sold and the retained interests, based on their relative fair market values at the date of sale. We generally estimate the fair value of the retained interests based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable.

Our loan sales and securitizations are generally structured without recourse to us and with no restrictions on the retained interests with the exception of loan sales to certain US government chartered entities.

When we are obligated for loss-sharing or recourse in a sale, our policy is to record such liabilities at fair value upon sale based on the guidance contained in applicable GAAP.

We originate, sell and service mortgage loans under the Federal National Mortgage Association (FNMA) Delegated Underwriting and Servicing (DUS) program. Under the provisions of the DUS program, we participate in a loss-sharing arrangement with FNMA. We participate in a similar program with the Federal Home Loan Mortgage Corporation (FHLMC). Refer to Note 25 Commitments and Guarantees for more information about our obligations related to sales of loans under these programs.

In June 2009, the FASB issued SFAS 166 which was codified in December 2009 as ASU 2009-16 – Transfers and Servicing (Topic 860) – Accounting For Transfers of Financial Assets. This revised guidance removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation, to qualifying special purpose entities. The amended standard clarifies that an entity must consider all arrangements or agreements made contemporaneously with or in contemplation of a transfer even if not entered into at the time of the transfer when applying surrender of control conditions. The new guidance is effective January 1, 2010. See Recent Accounting Pronouncements in this Note for further details.

LOANS HELD FOR SALE

We designate loans as held for sale when we have the intent to sell them. We transfer loans to the loans held for sale category at the lower of cost or fair market value. At the time of transfer, write-downs on the loans are recorded as charge-offs. We establish a new cost basis upon transfer. Any subsequent lower-of-cost-or-market adjustment is determined on an individual loan basis and is recognized as a valuation allowance with any charges included in other noninterest income. Gains or losses on the sale of these loans are included in other noninterest income when realized.

We have elected to account for certain commercial mortgage loans held for sale at fair value. The changes in the fair value of these loans are measured and recorded in other noninterest income each period. See Note 8 Fair Value for additional information. Also, we elected fair value for residential real estate loans held for sale or securitization acquired from National City.

Interest income with respect to loans held for sale classified as performing is accrued based on the principal amount outstanding using a constant effective yield method.

In certain circumstances, loans designated as held for sale may be transferred to held for investment based on a change in strategy. We transfer these loans at the lower of cost or fair market value; however, any loans originated for sale and designated at fair value will remain at fair value for the life of the loan.

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans,
•	Troubled debt restructurings, and
•	Foreclosed assets.

Nonperforming assets exclude purchased impaired loans.

Measurement of delinquency and past due status are based on the contractual terms of each loan.

A loan acquired and accounted for under FASB ASC Receivables (Topic 310) – Loans and Debt Securities Acquired with Deteriorated Credit Quality is reported as an accruing loan and a performing asset.

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

Most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120 to 180 days past due. Generally, they are not placed on nonaccrual status.

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

Home equity installment loans and lines of credit and residential real estate loans that are not well secured, but are in the process of collection, are charged-off at 180 days past due to the lower of cost or market value, less liquidation costs. The unsecured portion of these loans is charged off in accordance with regulatory guidelines. The remaining portion of the loan is placed on nonaccrual status.

Additionally, residential mortgage loans serviced by others under master servicing arrangements and primary-serviced residential loans not in process of foreclosure are also classified as nonaccrual at 180 days past due or if a partial write-down has occurred.

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted due to deterioration in the financial condition of the borrower. TDRs may include certain modifications of terms of loans, receipts of assets from debtors in partial or full satisfaction of loans, or a combination of both. Modified loans classified as TDRs are included in nonperforming loans until returned to performing status.

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

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. Depending on various state statutes, legal proceedings are initiated on or about the 65th day of delinquency. If no other remedies arise from the legal proceedings, the final outcome will result in the sheriff’s sale of the property. When we acquire the deed, we transfer the loans to other real estate owned included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs. We estimate fair values primarily based on appraisals, when available, or quoted market prices on liquid assets. Anticipated recoveries from private mortgage insurance and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer. When the anticipated future cash flows associated with a loan are less than its net carrying value, a charge-off is recognized against the allowance for loan losses.

Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value less estimated disposition costs. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in noninterest expense.

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the allowance for loan and lease losses at a level that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. Our determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default,
•	Loss given default,
•	Exposure at date of default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Historical loss exposure, and

•	Qualitative factors include amounts for changes in economic conditions that may not be reflected in historical results.

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

Nonperforming loans are considered impaired under FASB ASC Receivables (Topic 310) and are allocated a specific reserve.

Specific reserve allocations are determined as follows:

•

For nonperforming loans greater than or equal to the “defined dollar threshold”, specific reserves are based on an analysis of the present value of the loan’s expected future cash flows, the loan’s observable market price or the fair value of the collateral.

•

For nonperforming loans below the “defined dollar threshold”, the loans are aggregated for purposes of measuring specific reserve impairment using the applicable loan’s Loss Given Default (LGD) percentage multiplied by the balance of the loan.

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

While our pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. These reserves also include factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors include:

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

MORTGAGE AND OTHER SERVICING RIGHTS

We provide servicing under various loan servicing contracts for commercial, residential, and other consumer loans. These contracts are either purchased in the open market or retained as part of a loan securitization or loan sale. All newly acquired or originated servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future cash flows, including assumptions as to:

•	Interest rates for escrow and deposit balance earnings,
•	Discount rates,
•	Stated note rates,
•	Estimated prepayment speeds, and
•	Estimated servicing costs.

For subsequent measurements of these assets, we have elected to utilize either the amortization method or fair value measurement based upon the asset class and our risk management strategy for managing these assets. For commercial mortgage loan servicing rights, we use the amortization method. This election was made based on the unique characteristics of the commercial mortgage loans underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial mortgage servicing rights assets. Specific risk characteristics of commercial mortgages include loan type, currency or exchange rate, interest rates, expected cash flows and changes in the cost of servicing. We record these servicing assets as other intangible assets and amortize them over their estimated lives based on estimated net servicing income. On a quarterly basis, we test the assets for impairment by categorizing the pools of assets underlying the servicing rights into various stratum. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized and a valuation reserve is established. Subsequent measurement of servicing rights for home equity lines and loans, automobile loans and credit card loans also follows the amortization method.

For servicing rights related to residential real estate loans, we apply the fair value method. This election was made to be consistent with our risk management strategy to hedge changes in the fair value of these assets. We manage this risk by hedging the fair value of this asset with derivatives and securities which are expected to increase in value when the value of the servicing right declines. The fair value of these servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions. Expected mortgage loan prepayment assumptions are derived from an internal proprietary model and consider empirical data drawn from the historical performance of our managed portfolio and adjusted for current market conditions. On a quarterly basis, management obtains market value quotes from two independent brokers that reflect current conditions in the secondary market and any recently executed servicing transactions. Management compares its valuation to the information received from independent brokers and other market data to determine if its estimated fair value is reasonable in comparison to market participant valuations.

Contractual servicing fees are recognized as they are earned and are reported net of amortization expense and any impairment in the caption Corporate services on the Consolidated Income Statement.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts and financial assets and liabilities for which fair value was elected based on the fair value guidance are detailed in Note 8 Fair Value.

GOODWILL AND OTHER INTANGIBLE ASSETS

We assess goodwill for impairment at least annually, or when events or changes in circumstances indicate the assets might be impaired. Finite-lived intangible assets are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable from undiscounted future cash flows or it may exceed its fair value.

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

We have elected to account for structured resale agreements at fair value. The fair value for structured resale agreements is determined using a model which includes observable market data as inputs.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use a variety of financial derivatives as part of our overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in our business activities. Interest rate and total return swaps, swaptions, interest rate caps and floors and futures contracts are the primary instruments we use for interest rate risk management.

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

We recognize all derivative instruments at fair value as either other assets or other liabilities on the Consolidated Balance Sheet. Adjustments for counterparty credit risk are included in the determination of their fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as an accounting hedge, changes in fair value are recognized in noninterest income.

We utilize a net presentation for derivative instruments on the Consolidated Balance Sheet taking into consideration the effects of legally enforceable master netting agreements. Cash collateral exchanged with counterparties is also netted against the applicable derivative exposures by offsetting obligations to return or rights to reclaim cash collateral against the fair values of the net derivatives being collateralized.

For those derivative instruments that are designated and qualify as accounting hedges, we must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge. We have no derivatives that hedge the net investment in a foreign operation.

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

For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk), changes in the fair value of the hedging instrument are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the hedged risk. To the extent the change in fair value of the derivative does not offset the change in fair value of the hedged item, the difference or ineffectiveness is reflected in the income statement in the same financial statement category as the hedged item.

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified to interest income in the same period or periods during which the hedged transaction affects earnings. The change in fair value of any ineffective portion of the hedging instrument is recognized immediately in noninterest income.

We discontinue hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or, for a cash flow hedge, it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation continues to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in 2009, 2008 or 2007 due to a determination that a forecasted transaction was no longer probable of occurring.

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

We have elected fair value measurement for certain hybrid financial instruments on an instrument-by-instrument basis.

We enter into commitments to originate loans for sale. We also enter into commitments to purchase or sell commercial and residential real estate loans. These commitments are accounted for as free-standing derivatives which are recorded at fair value in other assets or other liabilities on the Consolidated Balance Sheet. Any gain or loss from the change in fair value after the inception of the commitment is recognized in noninterest income.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated using the two-class method to determine income attributable to common stockholders. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under the two-class method. Income attributable to common stockholders is then divided by the weighted-average common shares outstanding for the period.

Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock and debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. See Note 18 Earnings Per Share for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued new guidance impacting an employer’s disclosures about the plan assets of a defined benefit pension or other postretirement plan. See Note 15 Employee Benefit Plans for additional information.

On January 1, 2009, we adopted new guidance which required all businesses acquired after that date to be measured at the fair value of the consideration paid as opposed to the cost-based provisions under prior GAAP. This guidance requires the value of consideration paid including any future contingent consideration to be measured at fair value at the closing date of the transaction. Also, restructuring costs and acquisition costs must be expensed rather than included in the cost of the acquisition. This standard was effective for all acquisitions completed on or after January 1, 2009.

On January 1, 2009, we adopted guidance which provided new accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that noncontrolling interests should be reported as a component of equity on the consolidated financial statements and required expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity. The consolidated financial statements included herein reflect the impact of this change in classification.

On January 1, 2009, we adopted new guidance which required revisions to our derivative disclosures to provide greater transparency as to the use of derivative instruments and hedging activities. See Note 17 Financial Derivatives for additional information.

On January 1, 2009, we adopted new guidance which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by existing GAAP. Our adoption of this guidance did not have a material effect on either our basic or diluted earnings per share. See Note 18 Earnings Per Share for the computation of earnings per share using the two-class method.

In April 2009, the FASB issued new guidance impacting the recognition and disclosure of other-than-temporary impairments (OTTI). The major change in the guidance was the requirement to recognize only the credit portion of the OTTI charges in current earnings for those debt securities where there is no intent to sell and it is not more likely than not that the entity would be required to sell the security prior to expected recovery. The remaining portion of the OTTI charge is to be included in other comprehensive income. As permitted, we adopted this guidance effective January 1, 2009. A cumulative effect adjustment of $110 million was made to 2009 beginning retained earnings to reclassify the noncredit component of OTTI recognized in prior periods from retained earnings to accumulated other comprehensive income (loss). See Note 7 Investment Securities for disclosures required by this new guidance.

In April 2009, the FASB issued new guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also provides guidance on identifying circumstances that indicate a transaction is not orderly. As permitted, we adopted this guidance effective January 1, 2009. The adoption of this new guidance did not have a material effect on our results of

operations or financial position in 2009. See Note 8 Fair Value for disclosures required by this new guidance.

On June 30, 2009, we adopted new guidance which amends existing disclosure requirements about fair value of financial instruments for both annual and interim reporting periods. See Note 8 Fair Value for disclosures required by this new guidance.

In September 2009, the FASB issued ASU 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides further guidance for the fair value measurement of certain investments and also requires expanded disclosures regarding restrictions on the redemption of the investments, unfunded commitments, and investment strategies. See Note 8 Fair Value for disclosures required by this new guidance.

In December 2009, the FASB issued ASU 2009-16 – Transfers and Servicing (Topic 860) – Accounting For Transfers of Financial Assets which is a codification of guidance issued in June 2009. This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation, to qualifying special purpose entities. The new guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. This guidance will be effective for PNC beginning January 1, 2010.

In December 2009, the FASB issued ASU 2009-17 – Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities which is a codification of guidance issued in June 2009. The new guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. Enhanced disclosures would also be required. This guidance will be effective for PNC beginning January 1, 2010. Based on this new guidance, we consolidated Market Street effective January 1, 2010 (see Note 3 Variable Interest Entities). We also consolidated the trusts associated with the securitization of credit card loans effective January 1, 2010 (see Note 10 Loan Sales and Securitizations). Based on financial information as of December 31, 2009, the impact of adopting this revised guidance is to increase total assets by $4.0 billion. We are continuing to analyze other entities, including non-PNC sponsored securitization trusts where we provide loan servicing, for possible consolidation of the trusts.

NOTE 2 ACQUISITIONS AND DIVESTITURES

PENDING SALE OF PNC GLOBAL INVESTMENT SERVICING

On February 2, 2010, we entered into a definitive agreement to sell PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash. We currently anticipate closing the transaction in the third quarter of 2010. Completion of the transaction is subject to regulatory approvals and certain other closing conditions.

Results of operations of GIS are presented as income from discontinued operations, net of income taxes, on our Consolidated Income Statement for all years presented. Income taxes related to discontinued operations for 2009 include $18 million of deferred income taxes provided on the difference in the stock investment and tax basis of GIS, a US subsidiary.

Investment in Discontinued Operations

December 31, 2009 – In millions
Interest-earning deposits with banks	$255
Goodwill	1,243
Other intangible assets	51
Other	359
Total assets	$1,908
Deposits	$93
Accrued expenses	266
Other	1,009
Total liabilities	$1,368
Net assets	$540

NATIONAL CITY CORPORATION

On December 31, 2008, we acquired National City for approximately $6.1 billion. The total consideration included approximately $5.6 billion of common stock, representing approximately 95 million shares, $150 million of preferred stock and cash of $379 million paid to warrant holders by National City. The transaction required no future contingent consideration payments. National City, based in Cleveland, Ohio, was one of the nation’s largest financial services companies. At December 31, 2008, prior to our acquisition, National City had total assets of approximately $153 billion and total deposits of approximately $101 billion.

This acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the National City assets acquired and liabilities assumed using their estimated fair values as of the acquisition date.

During 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of December 31, 2008 which resulted in adjustments to the initial purchase price allocation. Most significantly, additional information was obtained on the credit quality of certain loans as of the acquisition date which resulted in additional fair value writedowns on acquired impaired loans. These adjustments resulted in the allocation of $446 million to other intangible assets and $891 million to premises and equipment which had been reduced in the initial purchase price allocation. The purchase price allocation was completed as of December 31, 2009 with goodwill of $647 million recognized from the National City acquisition.

As a condition for regulatory approval of the transaction, we were required to divest 61 branches. This divestiture, which included $4.1 billion of deposits and $.8 billion of loans, was completed during the third quarter of 2009.

A summary of adjustments to the initial purchase price allocation are summarized below.

National City Acquisition – Summary Purchase Price Allocation

In billions
Excess of fair value of adjusted net assets acquired over purchase price – December 31, 2008	$(1.3)
Additional fair value marks on acquired impaired loans – December 31, 2008	1.8
Other adjustments, net	.1
Excess of purchase price over fair value of adjusted net assets acquired – December 31, 2009	$.6

Condensed Statement of National City Net Assets Acquired

The following condensed statement of net assets reflects the revised values assigned to National City net assets as of the December 31, 2008 acquisition date. The net assets acquired are net of the cash paid by National City to its warrant holders of $379 million.

In millions
Assets
Cash and due from banks	$2,144
Federal funds sold and resale agreements	7,335
Trading assets, interest-earning deposits with banks, and other short-term investments	9,244
Loans held for sale	2,185
Investment securities	13,327
Net loans	95,919
Other intangible assets	2,266
Equity investments	2,001
Other assets	13,665
Total assets	$148,086
Liabilities
Deposits	$103,594
Federal funds purchased and repurchase agreements	3,523
Other borrowed funds	22,138
Other liabilities	13,724
Total liabilities	$142,979
Net assets acquired	$5,107

Other intangible assets acquired consisted of the following (in millions):

Intangible Asset	Fair Value	Weighted Life		Amortization Method
Residential mortgage servicing rights	$1,019	(a	)	(a	)
Core deposit	647	12 yrs.		Accelerated
Commercial mortgage servicing rights	212	8 yrs.		Accelerated
Asset management customer relationships	346	12 yrs.		Straight-line
National City brand	27	21 mos.		Straight-line
Consumer loan servicing rights	15	2 yrs.		Accelerated
Total	$2,266

(a)	Intangible asset carried at fair value on a recurring basis.

Amortization expense related to the intangible assets in the table above totaled $173 million in 2009. See Note 9 Goodwill and Other Intangible Assets for additional information.

Purchase accounting adjustments include discounts and premiums on interest-earning assets and interest-bearing liabilities as follows:

•

During 2009, additional information was obtained about the credit quality of acquired loans as of the acquisition date. As a result, an additional $2.6 billion of acquired loans were deemed impaired as of December 31, 2008. We recorded an additional fair value mark on these and previously impaired loans of $1.8 billion effective December 31, 2008.

•

The original accretable yield on acquired loans of $6.1 billion at December 31, 2008 was reduced by $1.0 billion during 2009. This decrease was due to accretion of $1.7 billion and cash recoveries of $.2 billion that were partially offset by net reclassifications to accretable yield of $.8 billion, adjustments resulting from changes in the purchase price allocation of $.3 billion and disposals of $.2 billion. Adjustments to accretable yield and purchase accounting adjustments with respect to purchased impaired loans are detailed in Note 6 Purchased Impaired Loans Related to National City.

•

The remaining discounts on loans of $5.1 billion will be accreted to net interest income using the constant effective yield method over the weighted average life of the loans, estimated to be between two and three years. The weighted average lives could vary depending on prepayments, revised estimated cash flows and other related factors. Of the remaining $5.1 billion of discounts at December 31, 2009, $3.5 billion relates to loans accounted for under FASB ASC 310-30, and $1.6 billion relates to other acquired loans.

•

The remaining premiums on interest-earning time deposits of $1.0 billion at December 31, 2009, will be amortized over the weighted average life of the deposits of approximately one year using the constant effective yield method.

•

The remaining discounts on borrowed funds of $1.2 billion at December 31, 2009, will be accreted over the weighted average life of the borrowings of approximately 7 years using the constant effective yield method.

STERLING FINANCIAL CORPORATION

On April 4, 2008, we acquired Lancaster, Pennsylvania-based Sterling Financial Corporation (Sterling). Sterling shareholders received an aggregate of approximately 4.6 million shares of PNC common stock and $224 million of cash.

J.J.B. HILLIARD, W.L.LYONS, LLC

On March 31, 2008, we sold J.J.B. Hilliard, W.L. Lyons, LLC (Hilliard Lyons), a Louisville, Kentucky-based wholly-owned subsidiary of PNC and a full-service brokerage and financial services provider, to Houchens Industries, Inc. We recognized an after-tax gain of $23 million in 2008 in connection with this divestiture.

YARDVILLE NATIONAL BANCORP

We acquired Hamilton, New Jersey-based Yardville National Bancorp (Yardville) in October 2007. Yardville shareholders received an aggregate of approximately 3.4 million shares of PNC common stock and $156 million in cash. Total consideration paid was approximately $399 million in stock and cash.

MERCANTILE BANKSHARES CORPORATION

We acquired Mercantile Bankshares Corporation (Mercantile) in March 2007. Mercantile shareholders received an aggregate of approximately 53 million shares of PNC common stock and $2.1 billion in cash. Total consideration paid was approximately $5.9 billion in stock and cash.

NOTE 3 VARIABLE INTEREST ENTITIES

We are involved with various entities in the normal course of business that were deemed to be VIEs. We consolidated certain VIEs as of December 31, 2009 and 2008 for which we were determined to be the primary beneficiary.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Liabilities
Tax credit investments (a)
December 31, 2009	$1,933	$808
December 31, 2008	$1,690	$921
Credit Risk Transfer Transaction
December 31, 2009	$860	$860
December 31, 2008	$1,070	$1,070

(a)	Amounts reported primarily represent investments in low income housing projects.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2009
Market Street	$3,698	$3,718	$6,155	(a)
Tax credit investments (b) (c)	1,786	1,156	743
Collateralized debt obligations	23		2
Total	$5,507	$4,874	$6,900
December 31, 2008
Market Street	$4,916	$5,010	$6,965	(a)
Tax credit investments (b) (c)	1,517	1,041	811
Collateralized debt obligations	20		2
Total	$6,453	$6,051	$7,778

(a)	PNC’s risk of loss consists of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2009. The comparable amounts were $6.4 billion and $.6 billion at December 31, 2008.
(b)	Amounts reported primarily represent investments in low income housing projects.
(c)	Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired National City partnerships.

MARKET STREET

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1/F1 by Standard & Poor’s, Moody’s, and Fitch, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2008 and 2009, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and all of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Program administrator fees related to PNC’s portion of liquidity facilities were $43 million for the year ended December 31, 2009 and $21 million for the year ended December 31, 2008. Commitment fees related to PNC’s portion of the liquidity facilities for 2009 and 2008 were insignificant.

The commercial paper obligations at December 31, 2009 and December 31, 2008 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $5.6 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower or another third party in the form of deal-specific credit enhancement, such as by the over- collateralization of the assets. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $.4 billion of the liquidity facilities if the underlying assets are in default. See Note 25 Commitments and Guarantees for additional information.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013.

Market Street has entered into a Subordinated Note Purchase Agreement (Note) with an unrelated third party. The Note provides first loss coverage whereby the investor absorbs losses up to the amount of the Note, which was $8.0 million as of December 31, 2009. Proceeds from the issuance of the Note are held by Market Street in a first loss reserve account that will be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements.

We evaluated the design of Market Street, its capital structure, the Note and relationships among the variable interest holders under the provisions of GAAP. Based on this analysis, we were not the primary beneficiary and therefore the assets and liabilities of Market Street were not included on our Consolidated Balance Sheet.

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

See Note 1 Accounting Policies regarding accounting guidance that impacts the accounting for Market Street effective January 1, 2010.

TAX CREDIT INVESTMENTS

We make certain equity investments in various limited partnerships or limited liability companies (LLCs) that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Sections 42 and 47 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the investments include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity. We typically invest in these partnerships as a limited partner or non-managing member.

Also, we are a national syndicator of affordable housing equity (together with the investments described above, the “LIHTC investments”). In these syndication transactions, we create funds in which our subsidiaries are the general partner or managing member and sell limited partnership or non-managing member interests to third parties, and in some cases may also purchase a limited partnership or non-managing member interest in the fund and/or provide mezzanine financing to the fund. The purpose of this business is to generate income from the syndication of these funds, generate servicing fees by managing the funds, and earn tax credits to reduce our tax liability. General partner or managing member activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio.

We evaluate our interests and third party interests in the limited partnerships/LLCs in determining whether we are the primary beneficiary. The primary beneficiary determination is based on which party absorbs a majority of the variability. The primary sources of variability in LIHTC investments are the tax credits, tax benefits due to passive losses on the investments and development and operating cash flows. We have consolidated LIHTC investments in which we absorb a majority of the variability and thus are considered the primary beneficiary. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other liabilities and third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and liabilities of these LIHTC investments are provided in the Consolidated VIEs – PNC Is Primary Beneficiary table and reflected in the “Other” business segment.

We also have LIHTC investments in which we are not the primary beneficiary, but are considered to have a significant variable interest based on our interests in the partnership/LLC. These investments are disclosed in the Non-Consolidated VIEs – Significant Variable Interests table. The table also reflects our maximum exposure to loss. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity and cost methods to account for our investment in these entities with the investments reflected in Equity investments on our Consolidated Balance Sheet. In addition, we increase our recognized investments and recognize a liability for all legally binding unfunded equity commitments. These liabilities are reflected in Other liabilities on our Consolidated Balance Sheet.

CREDIT RISK TRANSFER TRANSACTION

National City Bank (a former PNC subsidiary which merged into PNC Bank, N.A. in November 2009) sponsored a special purpose entity (SPE) and concurrently entered into a credit risk transfer agreement with an independent third party to mitigate credit losses on a pool of nonconforming mortgage loans originated by its former First Franklin business unit. The SPE was formed with a small equity contribution and was structured as a bankruptcy-remote entity so that its creditors have no recourse to us. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued to us asset-backed securities in the form of senior, mezzanine, and subordinated equity notes.

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. We were determined to be the primary beneficiary of the SPE as we would absorb the majority of the expected losses of the SPE through our holding of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity associated with the note tranches held by us are intercompany balances and are eliminated in consolidation. Nonconforming mortgage loans, including foreclosed properties, pledged as collateral to the SPE remain on the balance sheet at a net carrying value of $587 million at December 31, 2009.

In connection with the credit risk transfer agreement, we held the right to put the mezzanine notes to the independent third-party once credit losses in the mortgage loan pool exceeded the principal balance of the subordinated equity notes. During 2009, cumulative credit losses in the mortgage loan pool surpassed the principal balance of the subordinated equity notes which resulted in us exercising our put option on two of the subordinate mezzanine notes. Cash proceeds received from the third party for the exercise of these put options totaled $36 million. In addition, during 2009 we entered into an agreement with the third party to terminate each party’s rights and obligations under the credit risk transfer agreement for the remaining mezzanine notes. We agreed to terminate our contractual right to put the remaining mezzanine notes to the third party for a cash payment of $126 million. A pretax gain of $10 million was recognized in noninterest income as a result of these transactions.

We assessed what impact the reconsideration events above had on determining whether we would remain the primary beneficiary of the SPE. Management concluded that we would remain the primary beneficiary and accordingly should continue to consolidate the SPE.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory purposes.

In February 2008, PNC Preferred Funding LLC (the LLC), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (Trust III) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the LLC Preferred Securities). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the Trust II Securities) of PNC Preferred Funding Trust II (Trust II) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the Trust I Securities) of PNC Preferred Funding Trust I (Trust I) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a noncontrolling interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This noncontrolling interest totaled approximately $1.3 billion at December 31, 2009.

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

NOTE 4 LOANS, COMMITMENTS TO EXTEND CREDIT AND CONCENTRATIONS OF CREDIT RISK

Loans outstanding were as follows:

In millions	December 31 2009	December 31 2008
Commercial	$54,818	$69,220
Commercial real estate	23,131	25,736
Consumer	53,582	52,489
Residential real estate	19,810	21,583
Equipment lease financing	6,202	6,461
Total loans	$157,543	$175,489

Loans are presented net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $3.2 billion and $4.3 billion at December 31, 2009 and December 31, 2008, respectively. Future accretable interest related to purchased impaired loans is not included in loans outstanding.

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate exposure is material in relation to our total credit exposure. Loans outstanding and related unfunded commitments are concentrated in our primary geographic markets. At December 31, 2009, no specific industry concentration exceeded 6% of total commercial loans outstanding.

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

We also originate home equity loans and lines of credit that result in a credit concentration of high loan-to-value ratio loan products at the time of origination. In addition, these loans are concentrated in our primary geographic markets.

Certain loans are accounted for at fair value with changes in the fair value reported in current period earnings. The fair value of these loans was $107 million, or approximately .07% of the total loan portfolio, at December 31, 2009. Loans held for sale are reported separately on the Consolidated Balance Sheet and are not included in the table above. Interest income from total loans held for sale was $270 million in 2009, $166 million in 2008 and $184 million in 2007 and is included in Other interest income on our Consolidated Income Statement.

Net Unfunded Credit Commitments

In millions	December 31 2009	December 31 2008
Commercial and commercial real estate	$60,143	$60,020
Home equity lines of credit	20,367	23,195
Consumer credit card and other unsecured lines	18,800	20,207
Other	1,485	1,466
Total	$100,795	$104,888

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At December 31, 2009 commercial commitments are reported net of $13.2 billion of participations, assignments and syndications, primarily to financial institutions. The comparable amount at December 31, 2008 was $8.6 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment. Consumer home equity lines of credit accounted for 52% of consumer unfunded credit commitments at December 31, 2009.

Unfunded credit commitments related to Market Street totaled $5.6 billion at December 31, 2009 and $6.4 billion at

December 31, 2008 and are included in the preceding table primarily within the “Commercial and commercial real estate” category.

At December 31, 2009, we pledged $18.8 billion of loans to the Federal Reserve Bank and $32.6 billion of loans to the Federal Home Loan Banks as collateral for the contingent ability to borrow, if necessary.

NOTE 5 ASSET QUALITY

The following table sets forth nonperforming assets and related information.

These amounts exclude purchased impaired loans acquired in connection with the National City acquisition. See Note 6 Purchased Impaired Loans Related to National City for further information.

Dollars in millions	December 31, 2009	December 31, 2008
Nonaccrual loans
Commercial	$1,806	$576
Commercial real estate	2,140	766
Equipment lease financing	130	97
TOTAL COMMERCIAL LENDING	4,076	1,439
Consumer
Home equity	356	66
Other	36	4
Total consumer	392	70
Residential real estate
Residential mortgage	955	139
Residential construction	248	14
Total residential real estate	1,203	153
TOTAL CONSUMER LENDING	1,595	223
Total nonaccrual/nonperforming loans	5,671	1,662
Foreclosed and other assets
Commercial lending	266	50
Consumer lending	379	469
Total foreclosed and other assets	645	519
Total nonperforming assets	$6,316	$2,181
Nonperforming loans to total loans	3.60%	.95%
Nonperforming assets to total loans and foreclosed and other assets	3.99	1.24
Nonperforming assets to total assets	2.34	.75
Interest on nonperforming loans
Computed on original terms	$302	$115
Recognized prior to nonperforming status	90	60
Past due loans (a) (b)
Accruing loans past due 90 days or more	$884	$395
As a percentage of total loans	.60%	.24%

(a)	Excludes loans that are government insured/guaranteed, primarily residential mortgages.
(b)	Excludes purchased impaired loans acquired from National City totaling $2.7 billion at December 31, 2009 and $2.0 billion at December 31, 2008. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest income in purchase accounting.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation are considered troubled debt restructurings. Troubled debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Troubled debt restructurings included in total nonperforming loans in the table above totaled $440 million at December 31, 2009.

Net interest income less the provision for credit losses was $5.1 billion for 2009 compared with $2.3 billion for 2008 and $2.6 billion for 2007.

Changes in the allowance for loan and lease losses follow:

In millions	2009	2008	2007
January 1	$3,917	$830	$560
Charge-offs	(3,155)	(618)	(245)
Recoveries	444	79	45
Net charge-offs	(2,711)	(539)	(200)
Provision for credit losses	3,930	1,517	315
Acquired allowance – National City	(112)	2,224
Acquired allowance – other		20	152
Net change in allowance for unfunded loan commitments and letters of credit	48	(135)	3
December 31	$5,072	$3,917	$830

See Note 6 Purchased Impaired Loans Related to National City for a discussion of the release of allowance for loan and lease losses related to additional impaired loans identified during 2009.

Changes in the allowance for unfunded loan commitments and letters of credit follow:

In millions	2009	2008	2007
Allowance at January 1	$344	$134	$120
Acquired allowance		75	17
Net change in allowance for unfunded loan commitments and letters of credit	(48)	135	(3)
December 31	$296	$344	$134

Originated impaired loans exclude leases and smaller homogeneous type loans as well as purchased impaired loans related to our acquisition of National City. We did not recognize any interest income on originated loans while they were impaired in 2009, 2008 or 2007. The following table provides further detail on impaired loans and the associated allowance for loan losses:

Originated Impaired Loans (a)

In millions	Dec. 31 2009	Dec. 31 2008
Impaired loans with an associated reserve	$3,475	$1,249
Impaired loans without an associated reserve	471	93
Total impaired loans	$3,946	$1,342
Specific allowance for credit losses	$1,148	$405
Average impaired loan balance (b)	$2,909	$674

(a)	Purchased impaired loans related to our acquisition of National City are excluded from this table and are disclosed in Note 6 Purchased Impaired Loans Related to National City.
(b)	Average for year ended.

NOTE 6 PURCHASED IMPAIRED LOANS RELATED TO NATIONAL CITY

At December 31, 2008, we identified certain loans related to the National City acquisition, for which there was evidence of credit quality deterioration since origination and it was probable that we would be unable to collect all contractually required principal and interest payments. Evidence of credit quality deterioration included statistics such as past due status, declines in current borrower FICO credit scores, geographic concentration and increases in current loan-to-value ratios. GAAP requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for such loans acquired in a transfer.

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

During 2009, additional information was obtained about the credit quality of acquired loans as of the acquisition date. As a result, an additional $2.6 billion of acquired loans were deemed impaired as of December 31, 2008 and the net carryover allowance for loan losses attributable to these loans of $112 million was released. Adjustments to the fair value of impaired loans of $1.8 billion were also recognized.

At December 31, 2009 and December 31, 2008, purchased impaired loans had a carrying value of $10.4 billion and $12.7 billion, respectively. During 2009, the amount of purchased impaired loans decreased by a net $2.3 billion as a result of payments and other exit activities primarily offset by accretion. The unpaid principal balance of these loans was $15.4 billion at December 31, 2009 and $21.9 billion at December 31, 2008, as detailed below:

Purchased Impaired Loans

	December 31, 2009		December 31, 2008
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial (a)	$558	$1,016	$1,016	$2,485
Commercial real estate (a)	1,694	2,705	1,911	3,856
Consumer	3,457	5,097	3,887	6,618
Residential real estate	4,663	6,620	5,895	8,959
Total	$10,372	$15,438	$12,709	$21,918

(a)	Includes purchased impaired loans held for sale. The recorded investment and outstanding balance of these loans was $85 million and $200 million, respectively, at December 31, 2009.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows of individual commercial or pooled consumer purchased impaired loans from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from prepayments, the effect will be to reduce the yield prospectively. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. During 2009, $646 million of provision and $90 million of charge-offs were recorded on purchased impaired loans. As of December 31, 2009 decreases in the expected cash flows of purchased impaired loans resulted in an allowance for loan and lease losses of $556 million on $7.9 billion of the impaired loans while the remaining $2.5 billion of impaired loans required no allowance as expected cash flows improved or remained the same. There was no such allowance on any of these loans at December 31, 2008. Subsequent increases in cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

The following table displays activity for the accretable yield of these loans for 2009.

Accretable Yield

In millions	2009
January 1	$3,668
Accretion (including cash recoveries)	(1,118)
Adjustments resulting from changes in purchase price allocation	349
Net reclassifications from non- accretable to accretable	837
Disposals	(234)
December 31	$3,502

NOTE 7 INVESTMENT SECURITIES

	Amortized	Unrealized		Fair
In millions	Cost (a)	Gains	Losses	Value
December 31, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$20	$(48)	$7,520
Residential mortgage-backed
Agency	24,076	439	(77)	24,438
Non-agency	10,419	236	(2,353)	8,302
Commercial mortgage-backed
Agency	1,299	10	(12)	1,297
Non-agency	4,028	42	(222)	3,848
Asset-backed	2,019	30	(381)	1,668
State and municipal	1,346	58	(54)	1,350
Other debt	1,984	38	(7)	2,015
Total debt securities	52,719	873	(3,154)	50,438
Corporate stocks and other	360			360
Total securities available for sale	$53,079	$873	$(3,154)	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$195		$2,225
Asset-backed	3,040	109	$(13)	3,136
Other debt	159	1		160
Total securities held to maturity	$5,229	$305	$(13)	$5,521
December 31, 2008
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$738	$1		$739
Residential mortgage-backed
Agency	22,744	371	$(9)	23,106
Non-agency	13,205		(4,374)	8,831
Commercial mortgage-backed (non-agency)	4,305		(859)	3,446
Asset-backed	2,069	4	(446)	1,627
State and municipal	1,326	13	(76)	1,263
Other debt	563	11	(15)	559
Total debt securities	44,950	400	(5,779)	39,571
Corporate stocks and other	575		(4)	571
Total securities available for sale	$45,525	$400	$(5,783)	$40,142
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$1,945	$10	$(59)	$1,896
Asset-backed	1,376	7	(25)	1,358
Other debt	10			10
Total securities held to maturity	$3,331	$17	$(84)	$3,264
December 31, 2007
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$151	$4		$155
Residential mortgage-backed
Agency	9,218	112	$(16)	9,314
Non-agency	11,929	6	(297)	11,638
Commercial mortgage-backed (non-agency)	5,227	53	(16)	5,264
Asset-backed	2,878	4	(112)	2,770
State and municipal	340	1	(5)	336
Other debt	85		(1)	84
Total debt securities	29,828	180	(447)	29,561
Corporate stocks and other	662	2		664
Total securities available for sale	$30,490	$182	$(447)	$30,225

(a)	The amortized cost for debt securities for which an OTTI was recorded prior to January 1, 2009 was adjusted for the pretax cumulative effect adjustment recorded under new GAAP that we adopted as of that date.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related.

The following table presents gross unrealized loss and fair value of debt securities available for sale at December 31, 2009 and December 31, 2008. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of OTTI has been recognized in accumulated other comprehensive loss. The gross unrealized loss on debt securities held to maturity was $13 million at December 31, 2009 with the majority of positions in a continuous loss position for less than 12 months.

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2009
Securities available for sale
Debt securities
US Treasury and government agencies	$(48)	$4,015			$(48)	$4,015
Residential mortgage-backed
Agency	(76)	6,960	$(1)	$56	(77)	7,016
Non-agency	(7)	79	(2,346)	7,223	(2,353)	7,302
Commercial mortgage-backed
Agency	(12)	779			(12)	779
Non-agency	(3)	380	(219)	1,353	(222)	1,733
Asset-backed	(1)	142	(380)	1,153	(381)	1,295
State and municipal	(1)	49	(53)	285	(54)	334
Other debt	(3)	299	(4)	18	(7)	317
Total	$(151)	$12,703	$(3,003)	$10,088	$(3,154)	$22,791
December 31, 2008
Securities available for sale
Debt securities
Residential mortgage-backed
Agency	$(1)	$49	$(8)	$188	$(9)	$237
Non-agency	(1,774)	3,570	(2,600)	3,683	(4,374)	7,253
Commercial mortgage-backed (non-agency)	(482)	2,207	(377)	1,184	(859)	3,391
Asset-backed	(102)	523	(344)	887	(446)	1,410
State and municipal	(56)	370	(20)	26	(76)	396
Other debt	(11)	185	(4)	8	(15)	193
Total	$(2,426)	$6,904	$(3,353)	$5,976	$(5,779)	$12,880

Evaluating Investments for Other-than-Temporary Impairments

For the securities in the above table, we do not intend to sell and have determined it is not more likely than not we will be required to sell the security prior to recovery of the amortized cost basis.

On at least a quarterly basis, we conduct a comprehensive security-level assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, which was amended by the FASB and adopted by PNC effective January 1, 2009, an OTTI loss must be recognized for a debt security in an unrealized loss position if we intend to sell the security or it is more likely than not we will be required to sell the security prior to recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if we do not expect to sell the security, we must evaluate the expected cash flows to be received to determine if we believe a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive loss.

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

For debt securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The paragraphs below describe our process for identifying credit impairment for the security types with the most significant losses.

Non-Agency Residential Mortgage-Backed Securities and Asset-Backed Securities Collateralized by First-Lien and Second-Lien Residential Mortgage Loans

To measure credit losses for these securities, we compile relevant collateral details and performance statistics on a security-by-security basis. The securities are then processed through a series of pre-established filters to identify bonds that have the potential to be credit impaired.

Securities not passing all of the credit filters are subjected to further analysis. Cash flows are projected for the underlying collateral and are applied to the securities according to the deal structure using a third-party default model. Collateral cash flows are estimated using assumptions for prepayment rates, future defaults, and loss severity rates. The assumptions are security specific and are based on collateral characteristics, historical performance, and future expected performance. Based on the results of the cash flow analysis, we determine whether we will recover the amortized cost basis of our security.

The key assumptions used for assessing credit impairment on prime and Alt-A non-agency residential mortgage-backed securities and asset-backed securities collateralized by first and second-lien residential mortgage loans as of December 31, 2009 are detailed in the table below.

December 31, 2009	Range	Weighted- average (a)
Long-term prepayment rate (annual CPR)
Prime	7-15%	12%
Alt-A	7-15	9
Remaining collateral expected to default
Prime	0-50%	16%
Alt-A	3-79	42
Loss severity
Prime	15-65%	45%
Alt-A	25-75	58

(a)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

During 2009, the OTTI losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Losses Recognized in Earnings - 2009

In millions
Available for sale securities:
Non-agency residential mortgage-backed	$(444)
Commercial mortgage-backed	(6)
Asset-backed	(111)
Other debt	(12)
Marketable equity securities	(4)
Total	$(577)

The noncredit portion of these impairments totaled $1.4 billion for 2009 and was included in accumulated other comprehensive loss.

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings (a)

In millions	Non-agency residential mortgage- backed	Commercial mortgage- backed	Asset- backed	Other debt	Total
December 31, 2008	$(35)		$(34)		$(69)
Loss where impairment was not previously recognized	(223)	$(6)	(59)	$(9)	(297)
Additional loss where credit impairment was previously recognized	(221)		(52)	(3)	(276)
December 31, 2009	$(479)	$(6)	$(145)	$(12)	$(642)

(a)	Excludes OTTI credit losses related to equity securities totaling $4 million in 2009.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

Year ended December 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
2009	$18,901	$570	$20	$550	$192
2008	10,283	114	8	106	37
2007	6,056	20	19	1

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2009.

Contractual Maturity of Debt Securities

December 31, 2009 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$33	$4,025	$3,148	$342	$7,548
Residential mortgage-backed
Agency	90	90	1,341	22,555	24,076
Non-agency			53	10,366	10,419
Commercial mortgage-backed
Agency		119	1,099	81	1,299
Non-agency		40		3,988	4,028
Asset-backed	26	364	315	1,314	2,019
State and municipal	46	131	165	1,004	1,346
Other debt	10	1,798	150	26	1,984
Total debt securities available for sale	$205	$6,567	$6,271	$39,676	$52,719
Fair value	$207	$6,607	$6,283	$37,341	$50,438
Weighted-average yield, GAAP basis	3.47%	2.82%	3.75%	4.65%	4.31%
SECURITIES HELD TO MATURITY
Commercial mortgage-backed (non-agency)		$230	$70	$1,730	$2,030
Asset-backed	$104	2,508	287	141	3,040
Other debt		151		8	159
Total debt securities held to maturity	$104	$2,889	$357	$1,879	$5,229
Fair value	$101	$2,991	$377	$2,052	$5,521
Weighted-average yield, GAAP basis	2.18%	4.02%	2.18%	5.45%	4.30%

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of agency mortgage-backed securities was 4.0 years, of non-agency mortgage-backed securities was 5.1 years, of commercial mortgage-backed securities was 3.4 years and of asset-backed securities was 2.2 years at December 31, 2009.

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At December 31, 2009, there were no securities of a single issuer, other than FNMA and FHLMC, which exceeded 10% of total shareholders’ equity.

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $23.4 billion at December 31, 2009 and $22.5 billion at December 31, 2008. The pledged securities include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $2.4 billion at December 31, 2009 and $1.6 billion at December 31, 2008 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $1.3 billion was repledged to others at December 31, 2009 and $461 million was repledged to others at December 31, 2008.

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

Level 3

Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain available for sale securities, commercial mortgage loans held for sale, private equity investments, trading securities, residential mortgage servicing rights, BlackRock Series C Preferred Stock and financial derivative contracts. The available for sale and trading securities within Level 3 include non-agency residential mortgage-backed securities, auction rate securities, certain private-issuer asset-backed securities and corporate debt securities. Nonrecurring items, primarily certain nonaccrual and other loans held for sale, commercial mortgage servicing rights, equity investments and other assets are also included in this category.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow. The assets and liabilities acquired from National City are included as of and for the year ended December 31, 2009 but were excluded as of December 31, 2008, the acquisition date.

Fair Value Measurements - Summary

	December 31, 2009				December 31, 2008 (j)
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$7,256	$33,609	$9,933	$50,798	$347	$21,633	$4,837	$26,817
Financial derivatives (a)	27	3,839	50	3,916	16	5,582	125	5,723
Residential mortgage loans held for sale (b)		1,012		1,012
Trading securities (c)	1,736	299	89	2,124	89	529	73	691
Residential mortgage servicing rights (d)			1,332	1,332			6	6
Commercial mortgage loans held for sale (b)			1,050	1,050			1,400	1,400
Equity investments			1,188	1,188			571	571
Customer resale agreements (e)		990		990		1,072		1,072
Loans (f)		107		107
Other assets (g)		207	509	716		144		144
Total assets	$9,019	$40,063	$14,151	$63,233	$452	$28,960	$7,012	$36,424
Liabilities
Financial derivatives (h)	$2	$3,331	$295	$3,628	$2	$4,387	$22	$4,411
Trading securities sold short (i)	1,302	42		1,344	182	207		389
Other liabilities		6		6		9		9
Total liabilities	$1,304	$3,379	$295	$4,978	$184	$4,603	$22	$4,809
(a)	Included in other assets on the Consolidated Balance Sheet.
(b)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(c)	Included in trading securities on the Consolidated Balance Sheet. Fair value includes net unrealized gains of $9 million at December 31, 2009 compared with net unrealized losses of $28 million at December 31, 2008.
(d)	Included in other intangible assets on the Consolidated Balance Sheet.
(e)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option for this item.
(f)	Included in loans on the Consolidated Balance Sheet. PNC has elected the fair value option for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(g)	Includes BlackRock Series C Preferred Stock.
(h)	Included in other liabilities on the Consolidated Balance Sheet.
(i)	Included in other borrowed funds on the Consolidated Balance Sheet.
(j)	Excludes assets and liabilities associated with the acquisition of National City.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2009 and 2008 follow.

Years Ended December 31, 2009 and 2008

Level 3 Instruments Only In millions	Securities available for sale	Financial derivatives	Trading securities	Residential mortgage servicing rights	Commercial mortgage loans held for sale (b)	Equity investments	Other assets	Total assets	Total liabilities (c)
December 31, 2007	$285	$130		$4	$2,018	$568		$3,005	$326
Impact of FASB ASC 820 and FASB ASC 825-10 adoption		2			2			4
January 1, 2008	285	132		4	2,020	568		3,009	326
Total realized/unrealized gains or losses (a):
Included in earnings (*)		(9)	$(4)	(2)	(251)	(30)		(296)	(297)
Included in other comprehensive income	(164)							(164)
Purchases, issuances, and settlements, net	515		18	4	(369)	33		201	(8)
Transfers into Level 3, net	4,201	2	59					4,262	1
December 31, 2008	4,837	125	73	6	1,400	571		7,012	22
National City acquisition	1,063	35	32	1,019	1	610	40	2,800	16
January 1, 2009	5,900	160	105	1,025	1,401	1,181	40	9,812	38
Total realized/unrealized gains or losses (a):
Included in earnings (*)	(563)	116	(2)	384	(68)	(44)	268	91	278
Included in other comprehensive income	1,215						(12)	1,203
Purchases, issuances, and settlements, net	(1,050)	(206)	(12)	(77)	(283)	51	213	(1,364)	(21)
Transfers into Level 3, net	4,431	(20)	(2)					4,409
December 31, 2009	$9,933	$50	$89	$1,332	$1,050	$1,188	$509	$14,151	$295
(*) Attributable to unrealized gains or losses related to assets or liabilities held at: December 31, 2008		$16	$1		$(213)	$(50)		$(246)	$(37)
December 31, 2009	$(563)	11		$351	(61)	(52)	$268	(46)	276

(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	Fair value option elected for this item.
(c)	Financial derivatives.

Net losses (realized and unrealized) relating to Level 3 assets and liabilities were $187 million for 2009 compared with net gains of $1 million for 2008. These amounts included net unrealized losses of $322 million and $209 million for 2009 and 2008, respectively. These amounts were included in noninterest income on the Consolidated Income Statement.

During 2009, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $4.4 billion. These primarily related to non-agency residential mortgage-backed securities where management determined that the volume and level of market activity for these assets had significantly decreased. There have been no recent new “private label” issues in the residential mortgage-backed securities market. The lack of relevant market activity for these securities resulted in management incorporating the use of a discounted cash flow technique that includes assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty, that are based on both observable and unobservable inputs. We used the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes, to establish the fair value that management believes is most representative under current market conditions. During 2008, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $4.3 billion. These primarily related to private issuer asset-backed securities, auction rate securities, residential mortgage-backed securities and corporate bonds and occurred due to reduced volume of recently executed transactions and the lack of corroborating market price quotations for these instruments. Other Level 3 assets include commercial mortgage loans held for sale, certain equity securities, auction rate securities, corporate debt securities, trading securities, certain private-issuer asset-backed securities, private equity investments, residential mortgage servicing rights and other assets.

Details of available for sale, trading securities and equity investments measured at fair value on a recurring basis follow.

Fair Value Measurements – Available for sale, trading securities and equity investments

	December 31, 2009
In millions	Level 1	Level 2	Level 3	Total Fair Value
Available for sale securities
US Treasury and government agencies	$7,026	$494		$7,520
Residential mortgage-backed
Agency		24,433	$5	24,438
Non-agency			8,302	8,302
Commercial mortgage-backed
Agency		1,297		1,297
Non-agency		3,842	6	3,848
Asset-backed		414	1,254	1,668
State and municipal		1,084	266	1,350
Other debt		1,962	53	2,015
Total debt securities	7,026	33,526	9,886	50,438
Corporate stocks and other	230	83	47	360
Total securities available for sale	$7,256	$33,609	$9,933	$50,798
Trading securities
Debt	$1,690	$299	$89	$2,078
Equity	46			46
Total trading securities	$1,736	$299	$89	$2,124
Equity investments
Direct investments			$595	$595
Indirect investments (a)			593	593
Total equity investments			$1,188	$1,188
Trading securities sold short
Debt	$1,288	$42		$1,330
Equity	14			14
Total trading securities sold short	$1,302	$42		$1,344

(a)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

A detailed reconciliation of available for sale, trading securities and equity investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2009 follows.

Level 3 Instruments Only In millions	Residential mortgage- backed agency	Residential mortgage- backed non-agency	Commercial mortgage- backed non-agency	Asset- backed	State and municipal	Other debt	Corporate stocks and other	Total available for sale securities
December 31, 2008		$3,304	$337	$833	$271	$34	$58	$4,837
National City acquisition	$7	899		59	50	48		1,063
January 1, 2009	7	4,203	337	892	321	82	58	5,900
Total realized/unrealized gains or losses:
Included in earnings (**)		(444)	(6)	(104)		(9)		(563)
Included in other comprehensive income	(2)	616	627	(22)	(2)	4	(6)	1,215
Purchases, issuances, and settlements, net		(713)	(253)	(37)	(23)	(19)	(5)	(1,050)
Transfers into Level 3, net		4,640	(699)	525	(30)	(5)		4,431
December 31, 2009	$5	$8,302	$6	$1,254	$266	$53	$47	$9,933
(**) Amounts attributable to unrealized gains or losses related to available for sale securities held at December 31, 2009:		$(444)	$(6)	$(104)		$(9)		$(563)

Level 3 Instruments Only In millions	Trading securities debt	Trading securities equity	Equity investments - direct	Equity investments - indirect
December 31, 2008	$56	$17	$322	$249
National City acquisition	26	6	287	323
January 1, 2009	82	23	609	572
Total realized/unrealized gains or losses:
Included in earnings (**)	(3)	1	(24)	(20)
Purchases, issuances, and settlements, net	8	(20)	10	41
Transfers into Level 3, net	2	(4)
December 31, 2009	$89	$—	$595	$593
(**) Amounts attributable to unrealized gains or losses related to trading securities and equity investments held at December 31, 2009:			$(33)	$(19)

Interest income earned from trading securities totaled $61 million for 2009, $116 million for 2008 and $116 million for 2007. These amounts are included in other interest income on the Consolidated Income Statement.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans and loans held for sale represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or based on an observable market price, which often results in significant management assumptions and input with respect to the determination of fair value. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial servicing rights reflect a recovery of a certain strata during 2009 while no strata were impaired at December 31, 2009 and two strata were impaired at December 31, 2008. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds. Annually, this model is subject to an internal review process to validate controls and model results.

Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Year ended
In millions	December 31 2009	December 31 2008	December 31 2009	December 31 2008
Assets
Nonaccrual loans	$939	$250	$(365)	$(99)
Loans held for sale	168	101	4	(2)
Equity investments (b)	154	75	(64)	(73)
Commercial mortgage servicing rights (c)		560		(35)
Other intangible assets	1
Other assets (d)	138		(50)
Total assets	$1,400	$986	$(475)	$(209)

(a)	All Level 3 except $5 million in loans held for sale which are Level 2 at December 31, 2009.
(b)	Includes LIHTC and other equity investments.
(c)	No strata at fair value at December 31, 2009 and two strata at December 31, 2008. During 2009, we recorded a $35 million recovery of previous impairment on commercial mortgage servicing rights. Refer to Note 9 Goodwill and Other Intangible Assets for additional information.
(d)	Principally other real estate owned.

Fair Value Option

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans classified as held for sale at fair value. The election of the fair value option aligns the accounting for the commercial mortgages with the related hedges. At origination, these loans were intended for securitization. Due to inactivity in the CMBS securitization market in 2009 and 2008, we determined the fair value of commercial mortgage loans held for sale by using a whole loan methodology. Fair value was determined using assumptions that management believed a market participant would use in pricing the loans. When available, valuation assumptions included observable inputs based on whole loan sales. Adjustments were made to these assumptions when uncertainties exist, including market conditions and liquidity. Credit risk is included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace. Based on the significance of unobservable inputs, we classify this portfolio as Level 3.

At December 31, 2009, commercial mortgage loans held for sale for which we elected the fair value option had an aggregate fair value of $1.1 billion and an aggregate outstanding principal balance of $1.3 billion. The comparable amounts at December 31, 2008 were $1.4 billion and $1.6 billion, respectively.

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. Net losses resulting from changes in fair value of these loans of $68 million in 2009 and $251 million for 2008 were recorded in other noninterest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for 2009 and 2008 were not material. The changes in fair value of these loans were partially offset by changes in the fair value of the related financial derivatives that economically hedged these loans.

Residential Mortgage Loans Held for Sale

We have elected to account for certain residential mortgage loans originated for sale at fair value on a recurring basis. As of December 31, 2009, all residential mortgage loans held for sale were at fair value. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2.

At December 31, 2009, residential mortgage loans held for sale for which we elected the fair value option had an aggregate fair value and outstanding principal balance of $1.0 billion. Throughout 2009, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for 2009 was not material. At December 31, 2009, residential mortgage loans held in portfolio had a total fair value of $88 million and a total outstanding principal balance of $104 million.

Customer Resale Agreements and Bank Notes

We have elected to account for structured resale agreements and structured bank notes, which are economically hedged using free-standing financial derivatives at fair value.

The fair value for structured resale agreements and structured bank notes is determined using a model which includes observable market data as inputs such as interest rates. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market related data. Changes in fair value due to instrument-specific credit risk for 2009 and 2008 were not material.

At December 31, 2009, structured resale agreements with an aggregate fair value of $1.0 billion were included in federal funds sold and resale agreements on our Consolidated Balance Sheet. The aggregate outstanding principal balance at December 31, 2009 was $925 million. The comparable amounts at December 31, 2008 were $1.1 billion and $980 million, respectively. Interest income on structured resale agreements is reported on the Consolidated Income Statement in other interest income.

BlackRock Series C Preferred Stock

Effective February 27, 2009, we elected to account for the 2.9 million shares of the BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. The Series C Preferred Stock will serve as an economic hedge of the BlackRock LTIP liability that is accounted for as a derivative.

The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to those paid on BlackRock common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the LTIP obligation. The BlackRock Series C Preferred Stock is classified as Level 3. The aggregate fair value at December 31, 2009 was $486 million.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
Year Ended December 31 - in millions	2009	2008
Assets
Customer resale agreements	$(26)	$69
Commercial mortgage loans held for sale	(68)	(251)
Residential mortgage loans held for sale	405
Residential mortgage loans—portfolio	1
BlackRock Series C Preferred Stock	275

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option for December 31, 2009 and December 31, 2008 follow.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2009
Customer resale agreements	$990	$925	$65
Residential mortgage loans held for sale
Performing loans	971	977	(6)
Loans 90 days or more past due	40	50	(10)
Nonaccrual loans	1	9	(8)
Total	1,012	1,036	(24)
Commercial mortgage loans held for sale (a)
Performing loans	1,023	1,235	(212)
Nonaccrual loans	27	41	(14)
Total	1,050	1,276	(226)
Residential mortgage loans – portfolio
Performing loans	25	27	(2)
Loans 90 days or more past due	51	54	(3)
Nonaccrual loans	12	23	(11)
Total	$88	$104	$(16)
December 31, 2008 (b)
Customer resale agreements	$1,072	$980	$92
Commercial mortgage loans held for sale
Performing loans	1,376	1,572	(196)
Nonaccrual loans	24	27	(3)
Total	$1,400	$1,599	$(199)
(a)	There were no loans 90 days or more past due within this category at December 31, 2009.
(b)	Excludes assets and liabilities associated with the acquisition of National City.

ADDITIONAL FAIR VALUE INFORMATION RELATED TO FINANCIAL INSTRUMENTS

	December 31, 2009 (a)		December 31, 2008 (a)
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$12,248	$12,248	$23,171	$23,171
Trading securities	2,124	2,124	1,725	1,725
Investment securities	56,027	56,319	43,473	43,406
Loans held for sale	2,539	2,597	4,366	4,366
Net loans (excludes leases)	146,270	145,014	165,112	162,159
Other assets	4,883	4,883	4,282	4,282
Mortgage and other loan servicing rights	2,253	2,352	1,890	1,899
Financial derivatives
Accounting hedges	739	739	1,416	1,416
Free-standing derivatives	3,177	3,177	7,088	7,088

Liabilities
Demand, savings and money market deposits	132,645	132,645	116,946	116,946
Time deposits	54,277	54,534	75,919	76,205
Borrowed funds	39,621	39,977	52,872	53,063
Financial derivatives
Accounting hedges	95	95	1	1
Free-standing derivatives	3,533	3,533	6,057	6,057
Unfunded loan commitments and letters of credit	290	290	338	338
(a)	Amounts for both years include National City.

The aggregate fair values in the table above do not represent the underlying market value of PNC as the table excludes the following:

•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

For net loans (excluding leases), the change in fair value as a percentage of book value at December 31, 2009 compared with 2008 was primarily driven by an incremental allowance that was recorded in 2009 which reduced carrying amounts, as well as a decrease in swap rates that are utilized in discounting cash flows which increased fair values.

We used the following methods and assumptions to estimate fair value amounts for financial instruments.

GENERAL

For short-term financial instruments realizable in three months or less, the carrying amount reported on our Consolidated Balance Sheet approximates fair value. Unless otherwise stated, the rates used in discounted cash flow analyses are based on market yield curves.

CASH AND SHORT-TERM ASSETS

The carrying amounts reported on the Consolidated Balance Sheet for cash and short-term investments approximate fair values primarily due to their short-term nature. For purposes of this disclosure only, short-term assets include the following:

•	due from banks,
•	interest-earning deposits with banks,
•	federal funds sold and resale agreements,
•	cash collateral (excluding cash collateral netted against derivative fair values),
•	customers’ acceptance liability, and
•	accrued interest receivable.

SECURITIES

Securities include both the investment securities and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately 60% of our positions are valued using prices obtained from pricing services provided by the Barclay’s Capital Index, formerly known as the Lehman Index, and Interactive Data Corp. (IDC). For approximately 15% or more of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations.

NET LOANS AND LOANS HELD FOR SALE

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. For revolving home equity loans and commercial credit lines, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. Nonaccrual loans are valued at their estimated recovery value. Also refer to the Fair Value Option section of this Note 8 regarding the fair value of commercial and residential mortgage loans held for sale. Loans are presented net of the allowance for loan and lease losses and do not include future accretable discounts related to purchased loans.

OTHER ASSETS

Other assets as shown in the accompanying table include the following:

•	noncertificated interest-only strips,
•	FHLB and FRB stock,
•	equity investments carried at cost and fair value, and
•	private equity investments carried at fair value.

Investments accounted for under the equity method, including our investment in BlackRock, are not included in the accompanying table.

The carrying amounts of private equity investments are recorded at fair value. The valuation procedures applied to direct investments include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sales transactions with third parties, or the pricing used to value the entity in a recent financing transaction. In September 2009, the FASB issued ASU 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Based on the guidance, we value indirect investments in private equity funds based on net asset value as provided in the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided value are made when available recent investment portfolio company or market information indicates a significant change in value from that provided by the general partner.

Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The aggregate carrying value of our equity investments carried at cost and FHLB and FRB stock was $3.0 billion at December 31, 2009 and $3.1 billion as of December 31, 2008, both of which approximate fair value at each date.

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

For commercial mortgage loan servicing assets, key valuation assumptions at December 31, 2009 and December 31, 2008 included prepayment rates ranging from 6% – 19% and 4% – 16%, respectively, and discount rates ranging from 7% – 10% for both periods, which resulted in an estimated fair value of $1.0 billion and $873 million, respectively.

For residential mortgage servicing assets, key assumptions at December 31, 2009 were a weighted average constant prepayment rate of 19.92%, weighted average life of 4.5 years and a discount rate, calculated as the spread over forward interest rate swap rates, of 12.16%, resulting in a fair value of $1.3 billion. The comparable amounts for December 31, 2008 were a weighted average constant prepayment rate of 33.04%, weighted average life of 2.3 years and a discount rate of 6.37%, resulting in a fair value of $1.0 billion.

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

BORROWED FUNDS

The carrying amounts of Federal funds purchased, commercial paper, repurchase agreements, proprietary trading short positions, cash collateral (excluding cash collateral netted against derivative fair values), other short-term borrowings, acceptances outstanding and accrued interest payable are considered to be their fair value because of their short-term nature. For all other borrowed funds, fair values are estimated primarily based on dealer quotes.

UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

The fair value of unfunded loan commitments and letters of credit is our estimate of the cost to terminate them. For purposes of this disclosure, this fair value is the sum of the deferred fees currently recorded by us on these facilities and the liability established on these facilities related to their creditworthiness.

FINANCIAL DERIVATIVES

For exchange-traded contracts, fair value is based on quoted market prices. For nonexchange-traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. Amounts for financial derivatives are presented on a gross basis.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during 2008 and 2009 follow:

Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Black- Rock	Residential Mortgage Banking	Other (b)	Total
January 1, 2008	$4,702	$2,403	$14	$57		$1,229	$8,405
Sterling acquisition	517	76					593
Hilliard Lyons divestiture	(140)						(140)
Harris Williams contingent consideration		44					44
Other acquisitions	(23)	(2)				4	(21)
BlackRock				(13)			(13)
December 31, 2008	5,056	2,521	14	44		1,233	8,868
National City acquisition	315	235	54		$43		647
Other acquisitions	(2)					10	8
BlackRock				(18)			(18)
December 31, 2009	$5,369	$2,756	$68	$26	$43	$1,243	$9,505

(a)	The Distressed Assets Portfolio business segment does not have any goodwill allocated to it.
(b)	Represents goodwill related to GIS.

Changes in goodwill and other intangible assets during 2009 follow:

Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
January 1, 2009	$8,868	$930	$1,890
Additions/adjustments:
National City acquisition	647	451	18
Other acquisitions	8
Mortgage and other loan servicing rights			503
BlackRock	(18)
Reversal of prior impairment charge, net			29
Sale of servicing rights			(74)
Amortization		(236)	(107)
December 31, 2009	$9,505	$1,145	$2,259

We conduct a goodwill impairment test on our reporting units at least annually or more frequently if any adverse triggering events occur. Based on the results of our analysis, there were no impairment charges related to goodwill recognized in 2009, 2008 or 2007. The fair value of our reporting units is determined by using discounted cash flow and market comparability methodologies.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at the date of acquisition becomes available.

The purchase price allocation for the National City acquisition was completed as of December 31, 2009 with goodwill of $647 million recognized.

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We adjust goodwill when BlackRock repurchases its shares at an amount greater (or less) than book value per share which results in an increase (or decrease) in our percentage ownership interest.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

December 31 - In millions	2009	2008
Customer-related and other intangibles
Gross carrying amount	$1,742	$1,291
Accumulated amortization	(597)	(361)
Net carrying amount	$1,145	$930
Mortgage and other loan servicing rights
Gross carrying amount	$2,729	$2,286
Valuation allowance		(35)
Accumulated amortization	(470)	(361)
Net carrying amount	$2,259	$1,890
Total	$3,404	$2,820

During 2009, adjustments were made to the estimated fair values of assets acquired and liabilities assumed as part of the National City acquisition. This resulted in the recognition of $451 million of core deposit and other relationship intangibles at December 31, 2009.

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 11 years, with a weighted-average remaining useful life of approximately 10 years.

Amortization expense on intangible assets, net of impairment reversal (charge), for 2009, 2008, and 2007 was $296 million, $210 million and $159 million, respectively. Amortization expense related to the discontinued operations of GIS was $17 million in 2009, $18 million in 2008, and $14 million in 2007. Amortization expense on existing intangible assets for 2010 through 2014 is estimated to be as follows:

•	2010: $292 million,
•	2011: $245 million,
•	2012: $251 million,
•	2013: $231 million, and
•	2014: $208 million.

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2009	2008
January 1	$864	$694
Additions	121	303
Acquisition adjustment	1	(3)
Impairment reversal (charge)	35	(35)
Amortization expense	(100)	(95)
Net carrying amount at December 31	$921	$864

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

Changes in residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights

In millions	2009	2008
January 1	$1,008	$4
Additions:
From loans sold with servicing retained	261
Acquisitions		1,006
Sales	(74)
Changes in fair value due to:
Time and payoffs (a)	(264)
Purchase accounting adjustments	17
Other (b)	384	(2)
December 31	$1,332	$1,008
Unpaid principal balance of loans serviced for others at December 31	$146,050	$173,658

(a)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.
(b)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

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

Revenue from mortgage and other loan servicing generated contractually specified servicing fees, late fees, and ancillary fees totaling $682 million for 2009, $148 million for 2008 and $145 million for 2007. We also generate servicing revenue from fee-based activities provided to others. Revenue from commercial mortgage servicing rights, residential mortgage servicing rights and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

NOTE 10 LOAN SALES AND SECURITIZATIONS

Loan Sales

We sell residential and commercial mortgage loans in loan securitization transactions sponsored by Government National Mortgage Association (GNMA), FNMA, and FHLMC and in certain instances to other third-party investors. GNMA, FNMA, and the FHLMC securitize our transferred loans into mortgage-backed securities for sale into the secondary market. Generally, we do not retain any interest in the transferred loans other than mortgage servicing rights. Refer to Note 9 Goodwill and Other Intangible Assets for further discussion on our residential and commercial mortgage servicing rights assets.

During 2009, residential and commercial mortgage loans sold totaled $19.8 billion and $5.7 billion, respectively. During 2008, commercial mortgage loans sold totaled $3.1 billion. There were no residential mortgage loans sales in 2008 as these activities were obtained through our acquisition of National City.

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

We maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties. We have also entered into recourse arrangements associated with commercial mortgage loans sold to FNMA and FHLMC. Refer to Note 25 Commitments and Guarantees for further discussion on our repurchase liability and recourse arrangements. Our maximum exposure to loss in our loan sale activities is limited to these repurchase and recourse obligations.

In addition, for certain loans transferred in the GNMA and FNMA transactions, we hold an option to repurchase individual delinquent loans that meet certain criteria. Without prior authorization from these GSEs, this option gives PNC the ability to repurchase the delinquent loan at par. Under GAAP, once we have the unilateral ability to repurchase the delinquent loan, effective control over the loan has been regained and we are required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of our intent to repurchase the loan. At December 31, 2009 and December 31, 2008, the balance of our repurchase option asset and liability totaled $577 million and $476 million, respectively.

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

Our securitization activities were primarily obtained through our acquisition of National City. Credit card receivables, automobile, and residential mortgage loans were securitized through QSPEs sponsored by NCB. These QSPEs were financed primarily through the issuance and sale of beneficial interests to independent third parties and were not consolidated on our balance sheet at December 31, 2009 or December 31, 2008. However, see Note 1 Accounting Policies regarding accounting guidance that impacts the accounting for these QSPEs effective January 1, 2010.

Qualitative and quantitative information about the securitization QSPEs and our retained interests in these transactions follow.

The following summarizes the assets and liabilities of the securitization QSPEs associated with securitization transactions that were outstanding at December 31, 2009.

	December 31, 2009		December 31, 2008
In millions	Credit Card	Mortgage	Credit Card	Mortgage
Assets (a)	$2,368	$232	$2,129	$319
Liabilities	1,622	232	1,824	319
(a)	Represents period-end outstanding principal balances of loans transferred to the securitization QSPEs.

Credit Card Loans

At December 31, 2009, the credit card securitization series 2005-1, 2006-1, 2007-1, and 2008-3 were outstanding. During the fourth quarter of 2009, the 2008-1 and 2008-2 credit card securitization series matured. Our continuing involvement in the securitized credit card receivables consists primarily of servicing and our holding of certain retained interests. Servicing fees earned approximate current market rates for servicing fees; therefore, no servicing asset or liability is recognized. We hold a clean-up call repurchase option to the extent a securitization series extends past its scheduled note principal payoff date. To the extent this occurs, the clean-up call option is triggered when the principal balance of the asset-backed notes of any series reaches 5% of the initial principal balance of the asset-backed notes issued at the securitization date.

Retained interests in the credit card securitizations consist of an interest-only strip, securities issued by the credit card securitization QSPE, and sellers’ interest. The interest-only strips are recognized in other assets on the Consolidated Balance Sheet and totaled approximately $11 million at December 31, 2009 and $20 million at December 31, 2008. The asset-backed securities are recognized in investment securities on the Consolidated Balance Sheet and totaled approximately $105 million at December 31, 2009 and $25 million at December 31, 2008. These retained interests represent the maximum exposure to loss associated with our involvement in these securitizations.

Sellers’ interest, which is recognized in loans on the Consolidated Balance Sheet, represents our pro-rata undivided interest in the credit card receivables in the QSPE. At December 31, 2009 and December 31, 2008, sellers’ interest totaled $746 million and $315 million, respectively. Our sellers’ interest ranks equally with the investor’s interest in the QSPE. In general, the carrying amount of sellers’ interest varies as the amount of assets in the QSPE fluctuates due to customer payments, purchases, cash advances, and credit losses. The carrying amount of sellers’ interest is also affected by the reduction of the invested or securitized receivables in the QSPE when a securitization series matures and the previously securitized receivables are not removed from the QSPE or re-securitized in a new transaction. Accordingly, the increase in sellers’ interest at December 31, 2009 was primarily attributed to the maturity of the 2008-1 and 2008-2 series coupled with no new credit card securitizations consummated during 2009. We are required to maintain seller’s interest at a minimum level of 5% of the initial invested amount in each series to ensure sufficient assets are available for allocation to the investors’ interests. Sellers’ interest was well above the minimum level at December 31, 2009 and 2008.

In July 2009, NCB as sponsor of the securitization QSPE took certain actions to address recent declines in the securitization structure’s excess spread which resulted from the deterioration in performance of the underlying credit card receivables in the

QSPE. The actions taken were permitted by the transaction documents and consisted of the issuance of subordinate asset-backed notes by the QSPE and the implementation of a “discount option receivable” mechanism for principal receivable balances added to the QSPE during the revolving period. The subordinated asset-backed notes issued were retained by NCB and resulted from the securitization of credit card receivables with a net carrying value of $78 million. Accordingly, this transaction was not accounted for as a sale and resulted in the recognition of securities classified as held to maturity with an allocated value of $72 million. The fair value and carrying amount of these securities, which have a stated interest rate of zero percent, were $55 million and $64 million, respectively, at December 31, 2009. The discount option receivable mechanism will result in the designation of a percentage of newly transferred receivables to the QSPE as finance charge receivables. Subsequently, finance charge collections will be applied to these newly created discount option receivables which will in effect increase the excess spread in the securitization structure. These actions did not have a significant impact on the Corporation’s results of operations.

Automobile Loans

During the fourth quarter of 2009, we exercised our clean-up call option on the outstanding notes of the auto securitization 2005-A series. Accordingly, we recognized approximately $96 million in auto receivables from the securitization QSPE and PNC no longer has any continuing involvement or exposure in this transaction.

Jumbo Mortgages

At December 31, 2009, NCB’s jumbo mortgage securitization series 2008-1 was outstanding. Our continuing involvement in the securitized mortgage loans consists primarily of servicing and limited requirements to repurchase transferred loans for breaches of representations and warranties. As servicer, we hold a cleanup call repurchase option when the outstanding principal balances of the transferred loans reach 5% of the initial outstanding principal balance of the mortgage loans securitized.

The following is a summary of managed loans associated with securitization transactions.

	December 31, 2009			December 31, 2008
In millions	Principal Balance	Loans Past Due 30 Days or More	Net Credit Losses for the Year Ended December 31, 2009	Principal Balance	Loans Past Due 30 Days or More
Loans managed
Credit card	$4,190	$192	$345	$4,061	$191
Jumbo mortgages	729	174	24	866	78
Total loans managed	$4,919	$366	$369	$4,927	$269

Less: Loans securitized
Credit card	$1,622	$66	$131	$1,824	$73
Jumbo mortgages	232	14		319	5
Total loans securitized	$1,854	$80	$131	$2,143	$78
Less: Loans held for securitization
Jumbo mortgages	$3	$3		$9	$4
Loans held in portfolio	$3,062	$283	$238	$2,775	$187

Certain cash flows received from the securitization trusts follow:

	Year Ended December 31, 2009
In millions	Credit Card	Automobile	Mortgage
Proceeds from collections reinvested in the securitization trusts	$3,476.6
Servicing fees received	35.7	$1.4	$.8
Other cash flows received on interests that continue to be held	157.7	.7
Purchases of previously transferred receivables		95.6

The following tables present the weighted-average assumptions used to measure the fair values of certain retained interests associated with securitization transactions outstanding at December 31, 2009. Fair value was determined by discounting the expected future cash flows of these assets. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These changes are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Credit Card Loans

December 31, 2009 Dollars in millions	Fair Value	Weighted- Average Life (in months)	Variable Annual Coupon Rate To Investors	Monthly Principal Repayment Rate	Expected Annual Credit Losses	Annual Discount Rate	Yield
Interest-only strip (a)	$11.0	3.6	.45%	15.70%	7.29%	15.00%	12.10%
Decline in fair value:
10% adverse change				$.7	$3.2		$5.3
20% adverse change			$.3	$1.4	$6.5		$10.6

(a)	Series 2005-1, 2006-1, 2007-1, and 2008-3.

December 31, 2008 Dollars in millions	Fair Value	Weighted- Average Life (in months)	Variable Annual Coupon Rate To Investors	Monthly Principal Repayment Rate	Expected Annual Credit Losses	Annual Discount Rate	Yield
Interest-only strip (a)	$19.6	3.3	1.19%	17.54%	5.18%	15.00%	12.55%
Decline in fair value:
10% adverse change			$.1	$1.4	$2.3		$5.4
20% adverse change			$.3	$2.6	$4.7		$10.8

(a)	Series 2005-1, 2006-1, 2007-1, 2008-1, 2008-2, and 2008-3.

NOTE 11 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

December 31 - in millions	2009 (a)	2008
Land	$733	$577
Buildings	1,692	1,215
Equipment	3,423	2,773
Leasehold improvements	626	531
Total	6,474	5,096
Accumulated depreciation and amortization	(2,277)	(1,867)
Net book value	$4,197	$3,229
(a)	Includes adjustments of the purchase price allocation related to the National City acquisition totaling $891 million. See Note 2 Acquisitions and Divestitures for additional information.

Depreciation expense on premises, equipment and leasehold improvements totaled $466 million in 2009, $194 million in 2008 and $154 million in 2007. Depreciation expense on premises, equipment and leasehold improvements related to the discontinued operations of GIS totaled $29 million in 2009, $31 million in 2008, and $24 million in 2007.

Amortization expense, primarily for capitalized internally developed software, was $79 million in 2009, $19 million in 2008 and $18 million in 2007. Amortization expense related to the discontinued operations of GIS was $26 million in 2009, $25 million in 2008, and $22 million in 2007.

We lease certain facilities and equipment under agreements expiring at various dates through the year 2067. We account for these as operating leases. Rental expense on such leases amounted to $372 million in 2009, $184 million in 2008 and $194 million in 2007. Rental expense related to discontinued operations amounted to $16 million in 2009, $18 million in 2008, and $13 million in 2007.

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $2.6 billion at both December 31, 2009 and December 31, 2008. Future minimum annual rentals are as follows:

•	2010: $423 million,
•	2011: $303 million,
•	2012: $257 million,
•	2013: $236 million,
•	2014: $200 million, and
•	2015 and thereafter: $1.2 billion.

NOTE 12 DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.4 billion at December 31, 2009 and $26.8 billion at December 31, 2008.

Total time deposits of $54.3 billion at December 31, 2009 have future contractual maturities as follows:

•	2010: $37.0 billion,
•	2011: $6.3 billion,
•	2012: $7.7 billion,
•	2013: $1.4 billion,
•	2014: $.7 billion, and
•	2015 and thereafter: $1.2 billion.

NOTE 13 BORROWED FUNDS

Bank notes along with senior and subordinated notes consisted of the following:

December 31, 2009 Dollars in millions	Outstanding	Stated Rate	Maturity
Bank notes	$2,677	zero – 5.70%	2010 – 2047
Senior debt	9,685	.42 – 6.70%	2010 – 2020
Bank notes and senior debt	$12,362
Subordinated debt
Junior	$3,022	.83 – 10.18%	2028 – 2068
Other	6,885	.60 – 8.11%	2010 – 2019
Subordinated debt	$9,907

Included in outstandings for the senior and subordinated notes in the table above are basis adjustment increases of $53 million and $154 million, respectively, related to fair value accounting hedges as of December 31, 2009.

Total borrowed funds of $39.3 billion at December 31, 2009 have scheduled or anticipated repayments as follows:

•	2010: $13.0 billion,
•	2011: $4.9 billion,
•	2012: $5.5 billion,
•	2013: $3.4 billion,
•	2014: $2.1 billion, and
•	2015 and thereafter: $10.4 billion.

Included in borrowed funds are FHLB borrowings of $10.8 billion at December 31, 2009, which are collateralized by a blanket lien on residential mortgage and other real estate-related loans. FHLB advances of $4.2 billion have scheduled maturities of less than one year. The remainder of the FHLB borrowings have balances that will mature from 2011 – 2030, with interest rates ranging from zero to 7.33%.

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

The $3.0 billion of junior subordinated debt included in the above table represents the only debt redeemable prior to maturity. The call price and related premiums are discussed in Note 14 Capital Securities of Subsidiary Trusts.

NOTE 14 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

At December 31, 2009, capital securities totaling $3.5 billion represented non-voting preferred beneficial interests in the assets of the following Trusts exclusive of those acquired as part of the National City acquisition:

Trust	Date Formed	Description of Capital Securities	Redeemable
PNC Capital Trust C	June 1998	$200 million due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2009 was ..826%.	On or after June 1, 2008 at par.

PNC Capital Trust D	December 2003	$300 million of 6.125% capital securities due December 15, 2033.	On or after December 18, 2008 at par.

PNC Capital Trust E	February 2008	$450 million of 7.75% capital securities due March 15, 2068.	On or after March 15, 2013 at par.*

James Monroe Statutory Trust II	July 2003	$4 million due July 31, 2033, bearing an interest rate equal to 3-month LIBOR plus 310 basis points. The rate in effect at December 31, 2009 was 3.351%.	On or after July 31, 2008 at par.

James Monroe Statutory Trust III	September 2005	$8 million due December 15, 2035 at a fixed rate of 6.253%. The fixed rate remains in effect until September 15, 2010 at which time the securities pay a floating rate of LIBOR plus 155 basis points.	On or after December 15, 2010.

Yardville Capital Trust II	June 2000	$15 million of 9.5% capital securities due June 22, 2030.	On or after June 23, 2010 at par plus a premium of up to 4.75%.

Yardville Capital Trust III	March 2001	$6 million of 10.18% capital securities due June 2031.	On or after June 8, 2011 at par plus a premium of up to 5.09%.

Yardville Capital Trust IV	February 2003	$15 million due March 1, 2033, bearing an interest rate equal to 3-month LIBOR plus 340 basis points. The rate in effect at December 31, 2009 was 3.656%.	On or after March 1, 2008 at par.

Yardville Capital Trust V	September 2003	$10 million due October 8, 2033, bearing an interest rate equal to 3-month LIBOR plus 300 basis points. The rate in effect at December 31, 2009 was 3.284%.	On or after October 8, 2008 at par.

Yardville Capital Trust VI	June 2004	$15 million due July 23, 2034, bearing an interest rate equal to 3-month LIBOR plus 270 basis points. The rate in effect at December 31, 2009 was 2.983%.	On or after July 23, 2009 at par.

Sterling Financial Statutory Trust II	June 2003	$35 million due June 26, 2033 at a fixed rate of 5.55%. The fixed rate remained in effect until June 26, 2008 at which time the securities began paying a floating rate of 3-month LIBOR plus 310 basis points. The rate in effect at December 31, 2009 was 3.351%.	On or after June 26, 2008 at par.

Sterling Financial Statutory Trust III	December 2004	$15 million due December 15, 2034 at a fixed rate of 6%. The fixed rate remained in effect until December 15, 2009 at which time the securities began paying a floating rate of 3-month LIBOR plus 189 basis points. The rate in effect at December 31, 2009 was 2.144%.	On or after December 15, 2009 at par.

Sterling Financial Statutory Trust IV	February 2005	$15 million due March 15, 2035 at a fixed rate of 6.19%. The fixed rate remains in effect until March 15, 2010 at which time the securities pay a floating rate of 3-month LIBOR plus 187 basis points.	On or after March 15, 2010 at par.

Sterling Financial Statutory Trust V	March 2007	$20 million due March 15, 2037 at a fixed rate of 7%. The fixed rate remained in effect until June 15, 2007 at which time the securities began paying a floating rate of 3-month LIBOR plus 165 basis points. The rate in effect at December 31, 2009 was 1.904%.	March 15, 2012 at par.
*	We may only redeem or repurchase the trust preferred securities of, and the junior subordinated notes payable to, PNC Capital Trust E prior to and including March 15, 2038 subject to having received proceeds of the issuance of certain qualified securities and subject to the other terms and conditions set forth in the applicable replacement capital covenant. As of December 31, 2009, the beneficiaries of this limitation are the holders of our $300 million of 6.125% Junior Subordinated Notes issued in December 2003.

Effective December 31, 2008, the following Trusts were added as part of the National City acquisition.

Trust	Date Formed	Description of Capital Securities	Redeemable
National City Preferred Capital Trust I	January 2008	$500 million due December 10, 2043 at a fixed rate of 12.00%. The fixed rate remains in effect until December 10, 2012 at which time the interest rate resets to 3-month LIBOR plus 861 basis points.	On or after December 10, 2012 at par. **

National City Capital Trust II	November 2006	$750 million due November 15, 2066 at a fixed rate of 6.625%. The fixed rate remains in effect until November 15, 2036 at which time the securities pay a floating rate of one-month LIBOR plus 229 basis points.	On or after November 15, 2011 at par. ***

National City Capital Trust III	May 2007	$500 million due May 25, 2067 at a fixed rate of 6.625%. The fixed rate remains in effect until May 25, 2047 at which time the securities pay a floating rate of one-month LIBOR plus 212.63 basis points.	On or after May 25, 2012 at par. ***

National City Capital Trust IV	August 2007	$518 million due August 30, 2067 at a fixed rate of 8.00%. The fixed rate remains in effect until September 15, 2047 at which time the securities pay a floating rate of one-month LIBOR plus 348.7 basis points.	On or after August 30, 2012 at par. ***

MAF Bancorp Capital Trust I	April 2005	$30 million due June 15, 2035 bearing an interest rate of 3-month LIBOR plus 175 basis points. The rate in effect at December 31, 2009 was 2.004%.	On or after June 15, 2010 at par.

MAF Bancorp Capital Trust II	August 2005	$35 million due September 15, 2035 bearing an interest rate of 3-month LIBOR plus 140 basis points. The rate in effect at December 31, 2009 was 1.654%.	On or after September 15, 2010 at par.

Fidelity Capital Trust II	December 2003	$22 million due January 23, 2034 bearing an interest rate of 3-month LIBOR plus 285 basis points. The rate in effect at December 31, 2009 was 3.131%.	On or after January 23, 2009 at par.

Fidelity Capital Trust III	October 2004	$30 million due November 23, 2034 bearing an interest rate of 3-month LIBOR plus 197 basis points. The rate in effect at December 31, 2009 was 2.237%.	On or after November 23, 2009 at par.
**	We may only redeem or repurchase the trust preferred securities of National City Preferred Capital Trust I prior to December 10, 2012, subject to having received proceeds from the issuance of certain qualified securities and subject to the other terms and conditions set forth in the applicable replacement capital covenant. As of December 31, 2009, the beneficiaries of this limitation are the holders of our $700 million of 6.875% subordinated notes due 2019. The Trust holds $500 million of 8.729% junior subordinated notes and 3.271% Stock Purchase Contracts issued by PNC.
***	We may only redeem or repurchase the trust preferred securities of, and our junior subordinated notes payable to, National City Capital Trust II, III and IV more than 10 years in advance of their legal maturity dates, subject to having received proceeds from the issuance of certain qualified securities and subject to the other terms and conditions set forth in the applicable replacement capital covenant. As of December 31, 2009, the beneficiaries of this limitation are the holders of our $700 million of 6.875% subordinated notes due 2019.

All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

At December 31, 2009, PNC’s junior subordinated debt of $3.0 billion represented debentures purchased and held as assets by the Trusts.

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

NOTE 15 EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT PLANS

We have a noncontributory, qualified defined benefit pension plan covering eligible employees. The plan derives benefits from cash balance formulas based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. National City had a qualified pension plan covering substantially all employees hired prior to April 1, 2006. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. The National City plan was merged with our qualified pension plan on December 31, 2008. During 2009, no changes to either plan design or benefits occurred.

Effective January 1, 2010, the pension plan has one design for all eligible employees. All new participants on or after January 1, 2010 will receive a fixed earnings credit of 3%. However, participants as of December 31, 2009 will be maintained at the earnings credit level they have attained as of that date going forward. The percentage will not increase in future years.

We also maintain nonqualified supplemental retirement plans for certain employees. On December 31, 2008, the participants of National City’s supplemental executive retirement plans became 100% vested due to the change in control. We also provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. Effective January 1, 2010, various benefit plans were amended to provide one plan design to all eligible employees.

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows:

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2009	2008	2009	2008	2009	2008
Accumulated benefit obligation at end of year	$3,533	$3,493	$274	$253
Projected benefit obligation at beginning of year	$3,617	$1,507	$263	$113	$359	$243
National City acquisition	(164)	2,109		145	(7)	105
Other acquisitions				5		3
Service cost	90	44	2	2	4	3
Interest cost	206	86	15	6	21	15
Amendments	(43)	(17)	2
Actuarial losses (gains) and changes in assumptions	83	(18)	24	2	21	(17)
FASB ASC 715-60 adoption						29
Participant contributions					14	9
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(178)	(94)	(24)	(10)	(40)	(33)
Projected benefit obligation at end of year	$3,611	$3,617	$282	$263	$374	$359
Fair value of plan assets at beginning of year	$3,292	$2,019
National City acquisition		2,032
Actual return on plan assets	607	(665)
Employer contribution			$24	$10	$24	$22
Participant contributions					14	9
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(178)	(94)	(24)	(10)	(40)	(33)
Fair value of plan assets at end of year	$3,721	$3,292
Funded status	$110	$(325)	$(282)	$(263)	$(374)	$(359)
Net amount recognized on the balance sheet	$110	$(325)	$(282)	$(263)	$(374)	$(359)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	$(54)	$(12)	$2		$(17)	$(22)
Net actuarial loss	658	1,004	53	$30	35	14
Amount recognized in AOCI	$604	$992	$55	$30	$18	$(8)

At December 31, 2009, the fair value of the qualified pension plan assets was greater than both the accumulated benefit obligation and the projected benefit obligation. The nonqualified pension plan, which contains several individual plans that are accounted for together, is unfunded. Contributions from us and, in the case of postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy as shown in the table.

PNC PENSION PLAN ASSETS

Assets related to our qualified pension plan (the Plan) are held in trust (the Trust). The trustee is PNC Bank, N.A. The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the Code). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities and US government, agency, and corporate debt securities and real estate investments. Plan assets as of December 31, 2009 do include common stock of PNC.

Assets related to the pension plan investments of the former National City qualified pension plan are held in trust. The trustee is PNC Bank, N.A. The Trust is exempt from tax pursuant to section 501(a) of the Code as of December 31, 2009. The plan is qualified under section 401(a) of the Code. During 2009, the majority of plan assets were transferred to the PNC Trust. At December 31, 2009, plan assets consist primarily of cash equivalents, listed domestic and international equity securities and US government, agency, and corporate debt securities. Plan assets do include common stock of PNC as discussed below.

The Pension Plan Administrative Committee (the Committee) adopted the current Pension Plan Investment Policy Statement, including the updated target allocations and allowable ranges shown below, on August 13, 2008.

The long-term investment strategy for pension plan assets is to:

•	Meet present and future benefit obligations to all participants and beneficiaries,
•	Cover reasonable expenses incurred to provide such benefits, including expenses incurred in the administration of the Trust and the Plan,
•	Provide sufficient liquidity to meet benefit and expense payment requirements on a timely basis, and
•	Provide a total return that, over the long term, maximizes the ratio of trust assets to liabilities by maximizing investment return, at an appropriate level of risk.

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

The asset strategy allocations for the Trust at the end of 2009 and 2008, and the target allocation range, by asset category, including National City assets, are as follows:

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
PNC Pension Plan		2009	2008
Asset Category
Domestic Equity	32-38%	39%	34%
International Equity	17-23%	18%	12%
Private Equity	0-8%	2%	2%
Total Equity	49-69%	59%	48%
Domestic Fixed Income	23-28%	29%	17%
High Yield Fixed Income	9-11%	6%	3%
Total Fixed Income	32-39%	35%	20%
Real estate	4-6%	5%	2%
Other	0-5%	1%	30%
Total		100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total plan assets held as of December 31, 2009 for equity securities, fixed income securities, real estate and all other assets are 53%, 33%, 5%, and 9%, respectively.

In addition to the use of derivatives, 2008 actual asset allocations vary from the PNC target allocation in several categories due to the incorporation of the National City investments. As of December 31, 2008, this plan had a temporary large cash and cash equivalents balance due to a contribution of $850 million made by National City to the plan on December 30, 2008 which had not yet been fully invested. During 2009, the majority of plan assets were transferred to the PNC Trust and invested in accordance with the current PNC Investment Policy Statement.

At December 31, 2008, equity securities included $9 million of National City common stock, representing 5,048,833 shares at a closing price of $1.81. In conjunction with PNC’s acquisition of National City, these shares were exchanged into 197,914 shares of PNC common stock.

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

BlackRock and the Asset Management Group business segment receive compensation for providing investment management and trustee services for the majority of the Trust portfolio. Compensation for such services is paid by PNC. Non-affiliate service providers for the Trust are compensated from plan assets.

FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the PNC Pension Plan adopted fair value measurements and disclosures.

As further described in Note 8 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.

A description of the valuation methodologies used for assets measured at fair value follows. There have been no changes in the methodologies used at December 31, 2009 compared with those in place at December 31, 2008:

•	Money market, mutual funds and interests in collective funds are valued at the net asset value of the shares held by the pension plan at year-end.
•

US government securities, other government securities, corporate debt, common stock and preferred stock are valued at the closing price reported on the active market on which the individual securities are traded.

•

Limited partnerships are valued by investment managers based on recent financial information used to estimate fair value. Other investments held by the pension plan include derivative financial instruments and real estate, which are recorded at estimated fair value as determined by third-party appraisals and pricing models, and group annuity contracts which are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.

These methods may result in fair value calculations that may not be indicative of net realizable values or future fair values. Furthermore, while the pension plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009:

		Fair Value Measurements Using:
In millions	December 31, 2009 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2	$2
Money market funds	334	285	$49
US government securities	200	73	127
Corporate debt	522	1	404	$117
Common and preferred stocks	498	198	300
Mutual funds	46	11	35
Interest in Collective Funds (a)	1,948		1,948
Limited partnerships	119			119
Other	52	8		44
Total	$3,721	$578	$2,863	$280

(a)	The benefit plans own commingled funds that invest in equity and fixed income securities. The commingled funds that invest in equity securities seek to mirror the performance of the S&P 500 Index, Russell 3000 Index, Morgan Stanley Capital International ACWI X US Index, and the Dow Jones U.S. Select Real Estate Securities Index. The commingled fund that holds fixed income securities invests in domestic investment grade securities and seeks to mimic the performance of the Barclays Aggregate Bond Index.

The following summarizes changes in the fair value of the pension plan’s Level 3 assets during 2009:

In millions	Corporate debt	Limited partnerships	Other
January 1, 2009	$41	$55	$12
Net realized gain on sale of investments	2
Net unrealized gain/(loss) on assets held at end of year	(23)	(6)	9
Purchases, sales, issuances, and settlements (net)	29	11	9
Transfers into Level 3	68	59	14
December 31, 2009	$117	$119	$44

The following table provides information regarding our estimated future cash flows related to our various plans:

ESTIMATED CASH FLOWS

			Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2010 employer contributions		$31	$35	$2
Estimated future benefit payments
2010	$278	$31	$35	$2
2011	285	32	32	2
2012	289	28	32	2
2013	297	26	32	2
2014	304	24	32	2
2015 – 2019	1,555	102	150	7

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. Due to the plan’s funded status, the qualified pension contribution in 2010 is expected to be zero.

The components of net periodic benefit cost/ (income) and other amounts recognized in other comprehensive income were as follows.

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2009(a)	2008	2007	2009(a)	2008	2007	2009(a)	2008	2007
Net periodic cost consists of:
Service cost	$90	$44	$42	$2	$2	$2	$4	$3	$3
Interest cost	206	86	82	15	6	6	21	15	14
Expected return on plan assets	(260)	(160)	(156)
Amortization of prior service cost	(2)	(2)					(5)	(7)	(7)
Amortization of actuarial losses (gains)	83		2	1	2	2
Net periodic cost	117	(32)	(30)	18	10	10	20	11	10
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year prior service cost/(credit)	(43)	(17)		2					(5)
Amortization of prior service (cost)/credit	2	2					5	7	7
Current year actuarial loss/(gain)	(263)	807	16	24	2	4	21	(17)	(2)
Amortization of actuarial (loss)/gain	(83)		(2)	(1)	(2)	(2)
Total recognized in OCI	(387)	792	14	25		2	26	(10)
Total recognized in net periodic cost and OCI	$(270)	$760	$(16)	$43	$10	$12	$46	$1	$10

(a)	Includes the impact of the National City plans which we acquired on December 31, 2008.

The weighted-average assumptions used (as of the beginning of each year) to determine net periodic costs shown above were as follows:

	Net Periodic Cost Determination
Year ended December 31	2009	2008	2007
Discount rate
Qualified pension	6.05%	5.95%	5.70%
Nonqualified pension	5.90	5.75	5.60
Postretirement benefits	5.95	5.95	5.80
Rate of compensation increase (average)	4.00	4.00	4.00
Assumed health care cost trend rate
Initial trend	9.00	9.50	10.00
Ultimate trend	5.00	5.00	5.00
Year ultimate reached	2014	2014	2012
Expected long-term return on plan assets	8.25	8.25	8.25

The weighted-average assumptions used (as of the end of each year) to determine year-end obligations for pension and postretirement benefits were as follows:

	At December 31
	2009	2008
Discount rate
Qualified pension	5.75%	6.05%
Nonqualified pension	5.15	5.90
Postretirement benefits	5.40	5.95
Rate of compensation increase (average)	4.00	4.00
Assumed health care cost trend rate
Initial trend	8.50	9.00
Ultimate trend	5.00	5.00
Year ultimate reached	2014	2014

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

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. We review this assumption at each measurement date and adjust it if warranted. This assumption will be decreased from 8.25% to 8.00% for determining 2010 net periodic cost.

The health care cost trend rate assumptions shown in the preceding tables relate only to the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Year ended December 31, 2009 In millions	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on year-end benefit obligation	$12	$(11)

Under GAAP, unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI each December 31, with amortization of these amounts through net periodic benefit cost. The estimated amounts that will be amortized in 2010 are as follows:

	2010 Estimate
Year ended December 31 In millions	Qualified Pension	Nonqualified Pension	Postretirement Benefits
Prior service cost (credit)	$(7)	$1	$(3)
Net actuarial loss	35	3
Total	$28	$4	$(3)

DEFINED CONTRIBUTION PLANS

We have a contributory, qualified defined contribution plan that covers substantially all eligible legacy PNC employees except those covered by other plans as identified below. Under this plan, employee contributions up to 6% of eligible compensation as defined by the plan are matched 100%, subject to Code limitations. The plan is a 401(k) plan and includes an employee stock ownership (ESOP) feature. Employee contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and various mutual funds, at the direction of the employee. All shares of PNC common stock held by the plan are part of the ESOP. Employee contributions to the plan for 2009, 2008 and 2007 were matched primarily by shares of PNC common stock held in treasury or reserve, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Employee benefits expense related to this plan was $61 million in 2009, $57 million in 2008 and $52 million in 2007. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan by PNC.

We also maintain a defined contribution plan for National City legacy employees. Substantially all National City legacy employees are eligible to contribute a portion of their pretax compensation to the plan. PNC may make contributions to the plan for employees with one or more years of service in the form of company common stock in varying amounts depending on participant contribution levels. Employee benefits expense related to this plan was $76 million in 2009.

Effective December 31, 2009, the National City Savings and Investment Plan was merged into the PNC Incentive Savings Plan. In addition, effective January 1, 2010, the employer matching contribution under the PNC Incentive Savings Plan was reduced from a maximum of 6% to 4% of a participant’s eligible compensation. Certain changes to the plan’s eligibility and vesting requirements also became effective January 1, 2010.

We have a separate qualified defined contribution plan that covers substantially all US-based Global Investment Servicing employees not covered by our plan. The plan is a 401(k) plan and includes an ESOP feature. Under this plan, employee contributions of up to 6% of eligible compensation as defined by the plan may be matched annually based on Global Investment Servicing performance levels. Participants must be employed as of December 31 of each year to receive this annual contribution. The performance-based employer matching contribution will be made primarily in shares of PNC common stock held in treasury or reserve, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Mandatory employer contributions to this plan are made in cash and include employer basic and transitional contributions. Employee-directed contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and various mutual funds, at the direction of the employee. Employee benefits expense for this plan was $8 million in 2009, $11 million in 2008 and $10 million in 2007. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan.

We also maintain a nonqualified supplemental savings plan for certain employees.

NOTE 16 STOCK-BASED COMPENSATION PLANS

We have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of December 31, 2009, no stock appreciation rights were outstanding. Total compensation expense recognized related to all share-based payment arrangements during 2009, 2008 and 2007 was approximately $93 million, $71 million and $72 million, respectively.

During the third quarter of 2009, we took actions with respect to certain 2009 share-based payment arrangements for some of our executive officers. These actions were taken to address the impact on PNC executive compensation under current

TARP rules. Under those TARP rules, a portion of some of our 2009 stock option, restricted stock, and restricted stock unit grants are required to be forfeited, based on the service period for these share-based grants. At its August 2009 meeting, the Personnel and Compensation Committee vested the restricted stock/units granted in respect of 2008 performance bonuses and eliminated all service-based forfeiture provisions from the time-vesting stock options granted in early 2009. The impact of these decisions resulted in approximately $12 million of accelerated expense recognized during the third quarter of 2009, which is included in the $93 million noted above.

During the fourth quarter of 2009, we made awards of long-term restricted stock to some of our executive officers designed to comply with the requirements for long-term restricted stock imposed by the Interim Final Rule for TARP Standards for Compensation. We also made long-term stock awards to other employees, including some of our executive officers, not currently subject to the TARP restrictions but who could have become subject to such restrictions in the future. The 2009 expense impact from these stock awards was approximately $9 million, which is included in the $93 million noted above.

NONQUALIFIED STOCK OPTIONS

Options are granted at exercise prices not less than the market value of common stock on the grant date. Generally, options become exercisable in installments after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option exercise price may be in cash or shares of common stock at market value on the exercise date. The exercise price may be paid in previously owned shares.

Generally, options granted under the Incentive Plans vest ratably over a three-year period as long as the grantee remains an employee or, in certain cases, retires from PNC. For all options granted prior to the adoption of FASB ASC 718, Stock Compensation, we recognized compensation expense over the three-year vesting period. If an employee retired prior to the end of the three-year vesting period, we accelerated the expensing of all unrecognized compensation costs at the retirement date. We recognize compensation expense for options granted to retirement-eligible employees after January 1, 2006 during the first twelve months subsequent to the grant, in accordance with the service period provisions of the options.

In addition to the regular annual grant of stock options, during the first quarter of 2009, we granted approximately 1.9 million of performance-based options to certain senior executives. While these options generally contain the same terms and conditions as previous option grants, cliff vesting will occur on or after the third anniversary from the grant date and only if certain financial and other performance conditions are met, primarily related to the successful integration of National City. These options were approved by the Personnel and Compensation Committee of the Board of Directors.

OPTION PRICING ASSUMPTIONS

For purposes of computing stock option expense, we estimated the fair value of stock options primarily by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are very subjective.

We used the following assumptions in the option pricing models to determine 2009, 2008 and 2007 option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•

The dividend yield represents average yields over the previous three-year period, except for 2009 where (starting with the grants made after the first quarter) we used a yield indicative of our currently reduced dividend rate,

•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Weighted-average for the year ended December 31	2009	2008	2007
Risk-free interest rate	1.9%	3.1%	4.8%
Dividend yield	3.5	3.3	3.4
Volatility	27.3	18.5	18.8
Expected life	5.6 yrs.	5.7 yrs.	4.3 yrs.

A summary of stock option activity follows:

	PNC		PNC Options Converted From National City		Total
Year ended December 31, 2009 In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1	14,537	$63.39	1,744	$636.33	16,281	$124.74
Granted	4,334	31.39			4,334	31.39
Exercised	(121)	42.40			(121)	42.40
Cancelled	(254)	57.90	(222)	627.28	(476)	323.18
Outstanding, December 31	18,496	$56.10	1,522	$637.64	20,018	$100.32	5.6 years	$98,919
Vested and expected to vest, December 31 (a)	18,176	$56.14	1,522	$637.64	19,698	$101.07	5.6 years	$96,794
Exercisable, December 31	11,200	$63.87	1,522	$637.64	12,722	$132.52	3.9 years	$6,565

(a)	Adjusted for estimated forfeitures on unvested options.

The weighted-average grant-date fair value of options granted in 2009, 2008 and 2007 was $5.73, $7.27 and $11.37 per option, respectively. To determine stock-based compensation expense, the grant-date fair value is applied to the options granted with a reduction made for estimated forfeitures. We recognized compensation expense for stock options on a straight-line basis over the pro rata vesting period.

At December 31, 2008 and 2007, options for 11,373,000 and 10,496,000 shares of common stock, respectively, were exercisable at a weighted-average price of $151.03 and $59.95, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $1 million, $59 million and $52 million, respectively.

Cash received from option exercises under all Incentive Plans for 2009, 2008 and 2007 was approximately $5 million, $167 million and $111 million, respectively. The actual tax benefit realized for tax deduction purposes from option exercises under all Incentive Plans for 2009, 2008 and 2007 was approximately $2 million, $58 million and $39 million, respectively.

There were no options granted in excess of market value in 2009, 2008 or 2007. Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were 30,683,564 at December 31, 2009. Total shares of PNC common stock authorized for future issuance under equity compensation plans totaled 32,525,028 shares at December 31, 2009, which includes shares available for issuance under the Incentive Plans and the Employee Stock Purchase Plan as described below.

During 2009, we issued approximately 121,000 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock for any future stock option exercises.

Awards granted to non-employee directors in 2009, 2008 and 2007 include 39,552; 25,381; and 20,944 deferred stock units, respectively, awarded under the Outside Directors Deferred Stock Unit Plan. A deferred stock unit is a phantom share of our common stock, which requires liability accounting treatment until such awards are paid to the participants as cash. As there are no vesting or service requirements on these awards, total compensation expense is recognized in full on all awarded units on the date of grant.

INCENTIVE/PERFORMANCE UNIT SHARE AWARDS AND RESTRICTED STOCK/UNIT AWARDS

The fair value of nonvested incentive/performance unit share awards and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock price on the date of grant. Incentive/performance unit share awards are subsequently valued subject to the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensa-tion Committee of the Board of Directors approves the final award payout with respect to incentive/performance unit share awards. Restricted stock/unit awards have various vesting periods ranging from 12 months to 60 months. There are no financial or performance goals associated with any of our restricted stock/unit awards.

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards granted in 2009, 2008 and 2007 was $41.16, $59.25 and $73.83 per share, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.

A summary of nonvested incentive/performance unit shares and restricted stock/unit share activity follows:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
December 31, 2008	459	$67.33	1,735	$65.39
Granted			1,665	41.16
Vested	(174)	69.47	(1,108)	54.66
Forfeited			(79)	39.62
December 31, 2009	285	$66.02	2,213	$53.45

In the chart above, the unit shares and related weighted-average grant-date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At December 31, 2009, there was $47 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years. The total fair value of incentive/performance unit share and restricted stock /unit awards vested during 2009, 2008 and 2007 was approximately $47 million, $41 million and $79 million, respectively.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based, service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of December 31, 2009, there were 440,441 of these cash-payable restricted share units outstanding.

During the third quarter of 2009, we entered into an agreement with certain of our executives regarding a portion of their salary to be payable in stock units. These units, which are cash-payable, have no future service, market or performance criteria and as such are fully expensed at grant date. These units will be settled in cash on March 31, 2011. As of December 31, 2009, there were 221,286 of these units outstanding, with a current market value of approximately $12 million.

A summary of all nonvested, cash-payable restricted share unit activity follows:

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2008	202
Granted	917
Vested and released	(54)
Forfeited	(64)
Outstanding at December 31, 2009	1,001	$52,828

The total of all share-based liability awards paid out during 2009 was approximately $2 million. There were no share-based liability awards paid out in 2008 or 2007.

EMPLOYEE STOCK PURCHASE PLAN

As of December 31, 2009, our ESPP has approximately 1.8 million shares available for issuance. Full-time employees with six months and part-time employees with 12 months of continuous employment with us are eligible to participate in the ESPP at the commencement of the next six-month offering period. Eligible participants may purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. No charge to earnings is recorded with respect to the ESPP.

Shares issued pursuant to the ESPP were as follows:

Year ended December 31	Shares	Price Per Share
2009	158,536	$36.87 and $50.15
2008	133,563	54.25 and 46.55
2007	111,812	68.00 and 62.37

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

PNC’s noninterest income included pretax gains of $98 million in 2009 and $243 million in 2008 related to our BlackRock LTIP shares obligation. These gains represented the mark-to-market adjustment related to our remaining BlackRock LTIP common shares obligation and resulted from the decrease in the market value of BlackRock common shares in those periods. Noninterest income for 2007 included pretax charges totaling $209 million related to an increase in the market value of BlackRock common shares in that period.

As previously reported, PNC entered into an Exchange Agreement with BlackRock on December 26, 2008. The transactions that resulted from this agreement restructured PNC’s ownership of BlackRock equity without altering, to any meaningful extent, PNC’s economic interest in BlackRock. PNC continues to be subject to the limitations on its voting rights in its existing agreements with BlackRock. Also on December 26, 2008, BlackRock entered into an Exchange Agreement with Merrill Lynch in anticipation of the consummation of the merger of Bank of America Corporation and Merrill Lynch that occurred on January 1, 2009. The PNC and Merrill Lynch Exchange Agreements restructured PNC’s and Merrill Lynch’s respective ownership of BlackRock common and preferred equity.

The exchange contemplated by these agreements was completed on February 27, 2009. On that date, PNC’s obligation to deliver BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. PNC acquired 2.9 million shares of Series C Preferred Stock from BlackRock in exchange for common shares on that same date. PNC accounts for these preferred shares at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock as we aligned the fair value marks on this asset and liability. The fair value of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8.

NOTE 17 FINANCIAL DERIVATIVES

We use a variety of derivative financial instruments to help manage interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. These instruments include interest rate swaps, swaptions, interest rate caps and floors, credit default swaps, futures contracts, and total return swaps. All derivatives are carried at fair value.

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

During the next twelve months, we expect to reclassify to earnings $317 million of pretax net gains, or $206 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive loss. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2009. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

During 2009, there were no gains or losses from cash flow hedge derivatives that were reclassified to earnings arising from the determination that the original forecasted transaction would not occur.

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in net losses of $45 million for 2009 compared to a net gain of $8 million for 2008 and a net loss of $1 million in 2007.

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

We also use these derivatives to manage interest rate and prepayment risk related to residential mortgage servicing rights (MSRs), and residential and commercial real estate loans held for sale.

We purchase credit default swaps (CDS) to mitigate the risk of economic loss on a portion of our loan exposure and to take proprietary trading positions. We also sell loss protection to mitigate the net premium cost and the impact of mark-to-market accounting on CDS purchases to hedge the loan portfolio and to take proprietary trading positions. The fair values of these derivatives typically are based on related credit spreads.

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

We utilize a net presentation for derivative instruments on the Consolidated Balance Sheet taking into consideration the effects of legally enforceable master netting agreements. Cash collateral exchanged with counterparties is also netted against the applicable derivative exposures by offsetting obligations to return or rights to reclaim cash collateral against the fair values of the net derivatives being collateralized. At December 31, 2009, the impact of legally enforceable master netting agreements for total assets and liabilities was $1.6 billion. The cash collateral applied for assets was $269 million and for liabilities was $506 million.

Derivative Counterparty Credit Risk

By purchasing and writing derivative contracts we are exposed to credit risk if the counterparties fail to perform. We seek to minimize credit risk through credit approvals, limits, monitoring procedures, executing master netting agreements and collateral requirements. We generally enter into transactions with counterparties that carry high quality credit ratings. Nonperformance risk including credit risk is included in the determination of the estimated net fair value.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At December 31, 2009, we held cash, US government securities and mortgage-backed securities with a total of $393 million under these agreements. We pledged cash of $776 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, cash pledged is included in other assets and cash held is included in other borrowed funds on our Consolidated Balance Sheet.

Contingent Features

Some of PNC’s derivative instruments contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2009 was $941 million for which PNC had posted collateral of $776 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2009, would be an additional $165 million.

Total notional or contractual amounts and estimated net fair values for derivatives follow:

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$6,394	$32	$5,618	$527	$7,011	$95
Fair value hedges	13,048	707	8,975	889			$913	$1
Subtotal	$19,442	$739	$14,593	$1,416	$7,011	$95	$913	$1
Derivatives not designated as hedging instruments under GAAP
Interest rate contracts	$149,463	$2,963	$132,827	$6,351	$98,423	$3,110	$88,724	$5,573
Foreign exchange contracts	4,208	123	4,272	331	3,836	108	4,749	323
Equity contracts	195	16	520	72	156	16	503	76
Credit contracts:
Credit default swaps	926	72	1,936	287	662	22	1,001	82
Risk participation agreements	1,091	3	1,350	3	1,728	2	1,940	3
Other contracts			438	44	211	275
Subtotal	$155,883	$3,177	$141,343	$7,088	$105,016	$3,533	$96,917	$6,057
Total gross derivatives	$175,325	$3,916	$155,936	$8,504	$112,027	$3,628	$97,830	$6,058
(a)	Included in Other Assets on the Consolidated Balance Sheet.
(b)	Included in Other Liabilities on the Consolidated Balance Sheet.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			Gain (Loss) on Derivatives Recognized in Income	Gain on Related Hedged Items Recognized in Income
Year ended Dec. 31, 2009 - in millions	Hedged Items	Location	Amount	Amount
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)	$(107)	$109
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(447)	398
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(24)	28
Total			$(578)	$535

Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Year ended December 31, 2009 In millions	Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives, Ineffective Portion
	Amount	Location	Amount	Location	Amount
Interest rate contracts	$(12)	Interest income	$319	Interest income	$(2)

Derivatives Not Designated as Hedging Instruments

Gain (Loss) on Derivatives Recognized in Noninterest Income In millions	Year Ended December 31, 2009
Interest rate contracts	$107
Foreign exchange contracts	71
Equity contracts	2
Credit contracts	(59)
Other contracts (a)	(178)
Total	$(57)

(a)	Relates to BlackRock LTIP.

We write caps and floors for customers, risk management and proprietary trading purposes. At December 31, 2009, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $15 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

CREDIT DERIVATIVES

Credit Default Swaps

December 31, 2009 Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Guarantor
Single name	$85	$(4)	3.18
Index traded	457		6.12
Total (a)	$542	$(4)	5.66
Credit Default Swaps – Beneficiary
Single name	$586	$1	3.69
Index traded	460	53	35.89
Total (b)	$1,046	$54	17.85
Total (c)	$1,588	$50	13.69

(a)	Includes $496 million notional of investment grade credit default swaps with a rating of Baa3 or above and $46 million notional of subinvestment grade based on published rating agency information.
(b)	Includes $894 million notional of investment grade credit default swaps with a rating of Baa3 or above and $152 million notional of subinvestment grade based on published rating agency information.
(c)	The referenced/underlying assets for these credit default swaps is approximately 66% corporate debt, 29% commercial mortgage-backed securities and 5% related to loans.

December 31, 2008 Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Guarantor
Single name	$278	$(38)	3.84
Index traded	677	(42)	4.84
Total (a)	$955	$(80)	4.54
Credit Default Swaps – Beneficiary
Single name	$974	$84	3.82
Index traded	1,008	201	31.82
Total (b)	$1,982	$285	18.06
Total (c)	$2,937	$205	13.67

(a)	Includes $883 million notional of investment grade credit default swaps with a rating of Baa3 or above and $72 million notional of subinvestment grade based on published rating agency information.
(b)	Includes $1.7 billion notional of investment grade credit default swaps with a rating of Baa3 or above and $263 million notional of subinvestment grade based on published rating agency information.
(c)	The referenced/underlying assets for these credit default swaps is approximately 70% corporate debt, 27% commercial mortgage-backed securities and 3% related to loans.

We enter into single name and index traded credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event of a referenced entity. The fair value of the contracts sold on our Consolidated Balance Sheet was a net liability of $4 million at December 31, 2009 compared with $80 million at December 31, 2008. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations experience a credit event at a total loss, without recoveries, was $542 million at December 31, 2009 compared with $955 million at December 31, 2008.

Risk Participation Agreements

We have also entered into various contingent performance guarantees through credit risk participation agreements sold with terms ranging from less than one year to 22 years. As of December 31, 2009 the notional amount of risk participation agreements sold was $1.7 billion with a weighted average remaining maturity of 2 years compared to December 31, 2008 of $1.9 billion and 3 years, respectively. The fair value of these agreements as of December 31, 2009 on our Consolidated Balance Sheet was a net liability of $2 million compared with $3 million at December 31, 2008. Based on the Corporation’s internal risk rating process, 94% of the notional amount of the risk participation agreements sold outstanding had underlying swap counterparties with internal credit ratings of pass, indicating the expected risk of loss is currently low, while 6% had underlying swap counterparties with internal risk ratings below pass, indicating a higher degree of risk of default, compared with 98% and 2%, respectively, at December 31, 2008. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Assuming all underlying swap counterparties defaulted at December 31, 2009, the exposure from these agreements would be $78 million based on the fair value of the underlying swaps compared with $128 million at December 31, 2008.

NOTE 18 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per common share calculations:

In millions, except share and per share data	2009	2008	2007
Basic
Net income from continuing operations	$2,358	$796	$1,363
Less:
Net income (loss) attributable to noncontrolling interests	(44)	32	24
Dividends distributed to common shareholders	428	896	801
Dividends distributed to preferred shareholders	388	21
Dividends distributed to nonvested restricted shares	1	5	5
Preferred stock discount accretion	56
Undistributed net income from continuing operations	$1,529	$(158)	$533
Undistributed net income from discontinued operations	45	118	128
Undistributed net income	$1,574	$(40)	$661
Percentage of undistributed income allocated to common shares	99.7%	99.5%	99.4%
Undistributed income from continuing operations allocated to common shares	$1,524	$(158)	$530
Plus common dividends	428	896	801
Net income from continuing operations attributable to basic common shares	$1,952	$738	$1,331
Undistributed income from discontinued operations allocated to common shares	45	118	128
Net income attributable to basic common shares	$1,997	$856	$1,459
Basic weighted-average common shares outstanding	453,553	343,980	331,300
Basic earnings per common share from continuing operations	$4.30	$2.15	$4.02
Basic earnings per common share from discontinued operations	.10	.34	.38
Basic earnings per common share	$4.40	$2.49	$4.40
Diluted
Net income from continuing operations attributable to basic common shares	$1,952	$738	$1,331
Less: BlackRock common stock equivalents	15	12	16
Net income from continuing operations attributable to diluted common shares	$1,937	$726	$1,315
Net income from discontinued operations attributable to diluted common shares	45	118	128
Net income attributable to diluted common shares	$1,982	$844	$1,443
Basic weighted average common shares outstanding	453,553	343,980	331,300
Dilutive potential common shares (a) (b)	1,382	1,867	2,562
Diluted weighted-average common shares outstanding	454,935	345,847	333,862
Diluted earnings per common share from continuing operations	$4.26	$2.10	$3.94
Diluted earnings per common share from discontinued operations	.10	.34	.38
Diluted earnings per common share	$4.36	$2.44	$4.32
(a) Excludes stock options considered to be anti-dilutive (in thousands)	15,303	8,815	4,135
(b) Excludes warrants considered to be anti-dilutive (in thousands)	21,929	19,410

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

Diluted earnings per common share takes into consideration common stock equivalents issuable pursuant to convertible preferred stock, convertible debentures, warrants, unexercised stock options and unvested shares/units. Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method.

NOTE 19 EQUITY

Preferred Stock

Information related to preferred stock is as follows:

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2009	2008
Authorized
$1 par value		16,956	16,960
Issued and outstanding
Series A	$40	6	6
Series B	40	1	1
Series C	20	118	119
Series D	20	168	171
Series K	10,000	50	50
Series L	100,000	2	2
Series N	100,000	76	76
Total issued and outstanding		421	425

On December 31, 2008, we issued $7.6 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series N, to the US Treasury under the US Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program, together with a warrant to purchase shares of common stock of PNC described below. We paid dividends totaling $332 million on this preferred stock in 2009. See Note 28 Subsequent Events regarding our February 2010 redemption of this preferred stock.

As part of the National City transaction, we issued 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L in exchange for National City’s Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F. Dividends are payable if and when declared each 1 st of February, May, August and November. Dividends will be paid at a rate of 9.875% prior to February 1, 2013 and at a rate of three-month LIBOR plus 633 basis points beginning February 1, 2013. The Series L is redeemable at PNC’s option, subject to a replacement capital covenant for the first ten years after issuance and subject to Federal Reserve approval, if then applicable, on or after February 1, 2013 at a redemption price per share equal to the liquidation preference plus any declared but unpaid dividends.

Also as part of the National City transaction, we established the PNC Non-Cumulative Perpetual Preferred Stock, Series M, which mirrors in all material respects the former National City Non-Cumulative Perpetual Preferred Stock, Series E. PNC has designated 5,751 preferred shares, liquidation value $100,000 per share, for this series. No shares have yet been issued; however, National City issued stock purchase contracts for 5,001 shares of its Series E Preferred Stock (now replaced by the PNC Series M as part of the National City transaction) to the National City Preferred Capital Trust I in connection with the issuance by that Trust of $500 million of 12.000% Fixed-to-Floating Rate Normal Automatic

Preferred Enhanced Capital Securities (the Normal APEX Securities) in January 2008 by the Trust. It is expected that the Trust will purchase 5,001 of the Series M preferred shares pursuant to these stock purchase contracts on December 10, 2012 or on an earlier date and possibly as late as December 10, 2013. The Trust has pledged the $500,100,000 principal amount of National City 8.729% Junior Subordinated Notes due 2043 held by the Trust and their proceeds to secure this purchase obligation.

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

As a result of the National City transaction, we assumed National City’s obligations under replacement capital covenants with respect to (i) the Normal APEX Securities and our Series M shares and (ii) National City’s 6,000,000 of Depositary Shares (each representing 1/4000th of an interest in a share of our 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L), whereby we agreed not to cause the redemption or repurchase of the Normal APEX or Depositary Shares, as applicable, or the underlying Preferred Stock and/or junior subordinated notes, as applicable, unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the replacement capital covenant with respect to the Normal APEX (the APEX RCC) or the replacement capital covenant with respect to the Depositary Shares (the Depositary Shares RCC), as applicable.

As of December 31, 2009, each of the APEX RCC and the Depositary Shares RCC are for the benefit of holders of our $700 million of 6.875% Subordinated Notes Due 2019.

In May 2008, we issued $500 million of Depositary Shares, each representing a fractional interest in a share of PNC Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series K. Dividends are payable if and when declared each May 21 and November 21 until May 21, 2013. After that date, dividends will be payable each 21st of August, November, February and May. Dividends will be paid at a rate of 8.25% prior to May 21, 2013 and at a rate of three-month LIBOR plus 422 basis points beginning May 21, 2013.

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

TARP Warrant

A warrant issued to the US Treasury in connection with the preferred stock described above enables the US Treasury to purchase up to approximately 16.9 million shares of PNC common stock at an exercise price of $67.33 per share. The warrant is immediately exercisable in full or in part and expires on December 31, 2018.

The proceeds from the issuance of the preferred stock to the US Treasury were allocated based on the fair values of the warrant and the preferred stock. The fair value of the warrant was determined using a Black-Scholes valuation model. The model incorporates assumptions regarding our common stock price, dividend yield, stock price volatility, as well as assumptions regarding the risk-free interest rate. Using this model, the warrant was valued at $304 million at December 31, 2008 and is included in Capital surplus – common stock and other on our Consolidated Balance Sheet.

The fair value of the preferred stock was determined based on assumptions regarding the discount rate (market rate) on the preferred stock, which was estimated to be approximately 13%. The discount on the preferred stock is being accreted to par value using a constant effective yield of 6% over a five-year period, which was the expected life of the preferred stock at issuance. The accretion of discount on these shares increased Capital surplus – preferred stock and reduced Retained earnings on our Consolidated Balance Sheet by approximately $54 million at December 31, 2009.

See Note 28 Subsequent Events regarding accretion to be recognized in the first quarter of 2010 in connection with the February 2010 redemption of the Series N preferred stock and other matters.

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

Other Shareholders’ Equity Matters

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 534,515 shares in 2009, 716,819 shares in 2008 and 571,271 shares in 2007.

At December 31, 2009, we had reserved approximately 121.9 million common shares to be issued in connection with certain stock plans and the conversion of certain debt and equity securities.

Effective October 4, 2007, our Board of Directors approved a stock repurchase program to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. We did not repurchase any shares during 2009 or 2008 under this program.

NOTE 20 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized securities gains (losses) and net OTTI losses on debt securities
Balance at January 1, 2007			$(91)
2007 activity
Increase in net unrealized gain for securities held at year-end	$(134)	$52	(82)
Less: net losses realized in net income (a)	(9)	3	(6)
Net unrealized securities gains	(125)	49	(76)
Balance at December 31, 2007			(167)
2008 activity
Increase in net unrealized losses for securities held at year-end	(5,423)	1,992	(3,431)
Less: net losses realized in net income (a)	44	(16)	28
Net unrealized securities losses	(5,467)	2,008	(3,459)
Balance at December 31, 2008			(3,626)
2009 activity
Decrease in net unrealized losses for securities held at year-end	4,692	(1,721)	2,971
Less: net gains realized in net income (a)	167	(62)	105
Net unrealized securities gains	4,525	(1,659)	2,866
Cumulative effect of adopting FASB ASC 320-10	(174)	64	(110)
Net increase in OTTI losses on debt securities	(1,122)	416	(706)
Net OTTI losses on debt securities	(1,296)	480	(816)
Balance at December 31, 2009			$(1,576)
(a)	Pretax amounts represent net unrealized gains (losses) as of the prior year-end date that were realized in the subsequent year when the related securities were sold. These amounts differ from net securities losses included on the Consolidated Income Statement primarily because they do not include gains or losses realized on securities that were purchased and then sold during the same year.

	Pretax	Tax	After-tax
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at January 1, 2007			$(13)
2007 activity
Increase in net unrealized gains on cash flow hedge derivatives	$283	$(104)	179
Less: net gains realized in net income	(14)	5	(9)
Net unrealized gains on cash flow hedge derivatives	297	(109)	188
Balance at December 31, 2007			175
2008 activity
Increase in net unrealized gains on cash flow hedge derivatives	344	(127)	217
Less: net gains realized in net income	29	(11)	18
Net unrealized gains on cash flow hedge derivatives	315	(116)	199
Balance at December 31, 2008			374
2009 activity
Decrease in net unrealized gains on cash flow hedge derivatives	(178)	66	(112)
Less: net gains realized in net income	151	(55)	96
Net unrealized losses on cash flow hedge derivatives	(329)	121	(208)
Balance at December 31, 2009			$166

	Pretax	Tax	After-tax
Pension, other postretirement and postemployment benefit plan adjustments
Balance at January 1, 2007			$(148)
2007 activity	$(49)	$20	(29)
Balance at December 31, 2007			(177)
2008 activity	(775)	285	(490)
Balance at December 31, 2008			(667)
2009 activity	198	(73)	125
Balance at December 31, 2009			$(542)
Other (b)
Balance at January 1, 2007			$17
2007 activity	$24	$(19)	5
Balance at December 31, 2007			22
2008 activity
Foreign currency translation adj.	(129)	46	(83)
BlackRock deferred tax adj.		31	31
Total 2008 activity	(129)	77	(52)
Balance at December 31, 2008			(30)
2009 activity
Foreign currency translation adj.	48	(17)	31
BlackRock deferred tax adj.		(13)	(13)
SBA I/O strip valuation adj.	3	(1)	2
Total 2009 activity	51	(31)	20
Balance at December 31, 2009			$(10)
(b)	Consists of foreign currency translation adjustments, deferred tax adjustments on BlackRock’s other comprehensive income and interest-only strip valuation adjustments (2007) and (2009).

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

December 31 – in millions	2009	2008
Net unrealized securities losses	$(760)	$(3,626)
OTTI losses on debt securities	(816)
Net unrealized gains on cash flow hedge derivatives	166	374
Pension, other postretirement and post employment benefit plan adjustments	(542)	(667)
Other	(10)	(30)
Accumulated other comprehensive loss	$(1,962)	$(3,949)

NOTE 21 INCOME TAXES

The components of income taxes from continuing operations are as follows:

Year ended December 31 In millions	2009	2008	2007
Current
Federal	$(109)	$473	$409
State	46	61	52
Total current	(63)	534	461
Deferred
Federal	912	(211)	82
State	18	(25)	18
Total deferred	930	(236)	100
Total	$867	$298	$561

Significant components of deferred tax assets and liabilities are as follows:

December 31 - in millions	2009	2008
Deferred tax assets
Allowance for loan and lease losses	$1,978	$1,564
Net unrealized securities losses	922	2,121
Compensation and benefits	788	813
Unrealized losses on loans	1,349	1,825
Loss and credit carryforward	816	269
Other	1,287	1,672
Total gross deferred tax assets	7,140	8,264
Valuation allowance	(31)	(23)
Total deferred tax assets	7,109	8,241
Deferred tax liabilities
Leasing	1,191	1,292
Goodwill and Intangibles	619	636
Mortgage servicing rights	618	332
BlackRock basis difference	1,850	1,265
Other	1,124	968
Total deferred tax liabilities	5,402	4,493
Net deferred asset	$1,707	$3,748

A reconciliation between the statutory and effective tax rates follows:

Year ended December 31	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes net of federal benefit	1.2	2.3	2.3
Tax-exempt interest	(1.2)	(1.9)	(.9)
Life insurance	(1.9)	(2.6)	(1.8)
Dividend received deduction	(1.2)	(3.5)	(1.7)
Tax credits	(5.4)	(4.8)	(3.2)
Tax gain on sale of Hilliard Lyons		4.7
Other	.4	(2.0)	(.5)
Effective tax rate	26.9%	27.2%	29.2%

At December 31, 2009 and 2008, we had available $1.2 billion and $124 million, respectively, of federal and $2.0 billion and $1.7 billion, respectively, of state income tax net operating loss carryforwards. At December 31, 2009 and 2008, a valuation allowance of $31 million and $23 million, respectively, was recorded against the deferred tax asset associated with the state income tax net operating losses. The net operating loss carryforwards will expire from 2010 through 2029.

At December 31, 2009 and 2008, we had available $254 million and $119 million, respectively, of federal and $4 million and $4 million, respectively, of state tax credit carryforwards. The tax credit carryforwards will expire from 2010 through 2029.

At December 31, 2009, a deferred tax liability of $18 million has been provided on the difference in the stock investment and tax basis of GIS, a US subsidiary, since PNC can no longer recover this investment in a tax-free manner.

At December 31, 2009, $62 million of undistributed earnings of non-US subsidiaries had no deferred US income taxes provided. At December 31, 2008, $59 million of undistributed earnings of non-US subsidiaries had no deferred US income taxes provided.

Retained earnings at December 31, 2009 included $117 million in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

As of December 31, 2009 and 2008, we had a liability for uncertain tax positions excluding interest and penalties of $227 million and $257 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Changes in Unrecognized Tax Benefits

In millions	2009	2008		2007
Balance of gross unrecognized tax benefits at January 1	$257	$57		$49
Increases:
Positions taken during a prior period	22	203	(a)	52 (b)
Positions taken during the current period	26			1
Decreases:
Positions taken during a prior period	(39)	(3)		(2)
Settlements with taxing authorities	(34)			(39)
Reductions resulting from lapse of statute of limitations	(5)			(4)
Balance of gross unrecognized tax benefits at December 31	$227	$257		$57

(a)	Includes $202 million acquired from National City.
(b)	Includes $42 million acquired from Mercantile.

December 31, 2009 – In millions	2009
Unrecognized tax benefits related to:
Acquired companies within measurement period:
Permanent differences	$5
Other:
Temporary differences	37
Permanent differences	185
Total	$227

Any changes in the amounts of unrecognized tax benefits related to temporary differences would result in a reclassification to deferred tax liability; any changes in the amounts of unrecognized tax benefits related to other permanent differences (per above table) would result in an adjustment to income tax expense and therefore our effective tax rate. The unrecognized tax benefits related to other permanent items above that if recognized would affect the effective tax rate is $162 million. This is less than the total amount of unrecognized tax benefit related to permanent differences because a portion of those unrecognized benefits relate to state tax matters.

It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for uncertain tax positions could decrease by $44 million within the next twelve months.

The consolidated federal income tax returns of The PNC Financial Services Group, Inc. and subsidiaries through 2003 have been audited by the Internal Revenue Service (IRS) and we have resolved all disputed matters through the IRS appeals division. The IRS is currently examining the 2004 through 2006 consolidated federal income tax returns of The PNC Financial Services Group, Inc. and subsidiaries and we expect that examination to conclude, with all adjustments being agreed to, in the first half of 2010. We expect the IRS to begin its examination of our 2007 and 2008 consolidated federal income tax returns during 2010.

The consolidated federal income tax returns of National City through 2004 have been audited by the IRS and we have resolved all matters through the IRS Appeals division. The formal closing agreement is not yet executed. The IRS has completed field examination of the 2005 through 2007 consolidated federal income tax returns of National City and unresolved issues will be appealed. We expect the 2008 federal income tax return to begin being audited later in 2010.

California, Delaware, District of Columbia, Florida, Illinois, Indiana, Maryland, Missouri, New Jersey, New York, and New York City are principally where we were subject to state and local income tax. Audits currently in process for these states include: California (2003-2005), Illinois (2004-2007), Indiana (2004-2007), Missouri (2003-2005), New York (2001-2006), and New York City (2005-2007). In the ordinary course of business we are routinely subject to audit by the taxing authorities of states and at any given time a number of audits will be in process. The years remaining open under the statute of limitations for assessing income taxes is 2006 or 2007 and later for most state and local jurisdictions.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2009, we had net recoveries of $24 million of gross interest and penalties reducing income tax expense. The total accrued interest and penalties at December 31, 2009 and December 31, 2008 was $144 million and $164 million, respectively.

NOTE 22 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

As required by SEC Regulation S-X, summarized consolidated financial information of BlackRock follows (in millions).

December 31	2009	2008
Total assets	$177,994	$19,924
Total liabilities	153,392	7,364
Non-controlling interests	273	491
Stockholders’ equity	24,329	12,069
Total liabilities, non-controlling interests and stockholders’ equity	$177,994	$19,924

Year ended December 31	2009	2008	2007
Total revenue	$4,700	$5,064	$4,845
Total expenses	3,422	3,471	3,551
Operating income	1,278	1,593	1,294
Non-operating income (expense)	(6)	(577)	526
Income before income taxes	1,272	1,016	1,820
Income tax expense	375	387	463
Net income	897	629	1,357
Less: net income (loss) attributable to non-controlling interests	22	(155)	364
Net income attributable to BlackRock	$875	$784	$993

NOTE 23 REGULATORY MATTERS

We are subject to the regulations of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

The access to and cost of funding new business initiatives including acquisitions, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum US regulatory capital ratios are 4% for tier 1 risk-based, 8% for total risk-based and 4% for leverage. To qualify as “well capitalized,” regulators require banks to maintain capital ratios of at least 6% for tier 1 risk-based, 10% for total risk-based and 5% for leverage. At December 31, 2009 and December 31, 2008, PNC Bank, N.A. met the “well capitalized” capital ratio requirements.

The following table sets forth regulatory capital ratios for PNC and its bank subsidiary, PNC Bank, N.A.

Regulatory Capital

	Amount		Ratios
December 31 Dollars in millions	2009	2008	2009	2008
Risk-based capital
Tier 1
PNC	$26,523	$24,287	11.4%	9.7%
PNC Bank, N.A.	24,491	8,338	10.9	7.1
Total
PNC	34,813	33,116	15.0	13.2
PNC Bank, N.A.	32,481	12,104	14.4	10.3
Leverage
PNC	NM	NM	10.1	17.5
PNC Bank, N.A.	NM	NM	9.3	6.3

NM—Not meaningful.

The principal source of parent company cash flow is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $378 million at December 31, 2009.

Under federal law, a bank subsidiary generally may not extend credit to the parent company or its non-bank subsidiaries on terms and under circumstances that are not substantially the same as comparable extensions of credit to nonaffiliates. No extension of credit may be made to the parent company or a non-bank subsidiary which is in excess of 10% of the capital stock and surplus of such bank subsidiary or in excess of 20% of the capital and surplus of such bank subsidiary as to aggregate extensions of credit to the parent company and its non-bank subsidiaries. Such extensions of credit, with limited exceptions, must be fully collateralized by certain specified assets. In certain circumstances, federal regulatory authorities may impose more restrictive limitations.

Federal Reserve Board regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank (FRB). At December 31, 2009, the balance outstanding at the FRB was $38 million.

NOTE 24 LEGAL PROCEEDINGS

National City Matters

In December 2008, we completed the acquisition of National City through the merger of National City into The PNC Financial Services Group, Inc. As a result, we are now responsible for litigation and other claims pending against National City and its subsidiaries at that time. We are also responsible for litigation and other claims arising out of the conduct of the business of National City and its subsidiaries before the acquisition that have been or will be in the future brought against us.

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

Visa. Beginning in June 2005, a series of antitrust lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including cases naming National City (since merged into PNC) and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. Those cases naming National City were brought as class actions on behalf of all persons or business entities who have accepted Visa® or Master Card®. The plaintiffs, merchants operating commercial businesses throughout the US and trade associations, allege that the defendants conspired to fix the prices for general purpose card network services, resulting in the payment of inflated interchange fees, in violation of the antitrust laws. In January 2009, the plaintiffs filed amended and supplemental complaints adding, among other things, allegations that the restructuring of Visa and MasterCard, each of which included an initial public offering, violated the antitrust laws. The plaintiffs seek injunctive relief, actual and treble damages and attorneys’ fees. On January 8, 2008, the district court dismissed plaintiffs’ claims for damages incurred prior to January 1, 2004. In April 2009, the defendants filed a motion to dismiss the amended and supplemental complaints. National City and National City Bank entered into judgment and loss sharing agreements with Visa and certain other banks with respect to all of the above referenced litigation. All of this litigation against Visa is also subject to the indemnification obligations described in Note 25 Commitments and Guarantees. PNC Bank, N.A. is not named a defendant in any of the Visa or MasterCard related antitrust litigation nor was it initially a party to the judgment or loss sharing agreements, but it has been subject to these indemnification obligations and became responsible for National City Bank’s position in the litigation and under the agreements upon completion of the merger of National City Bank into PNC Bank, N.A.

Merrill Lynch. In December 2006, National City Bank completed the sale of its First Franklin nonprime mortgage origination and servicing platform to Merrill Lynch Bank & Trust Co., FSB. By letters dated April 10, 2008 and June 16, 2008, Merrill Lynch notified National City Bank of its indemnification claim pursuant to the purchase agreement. Merrill Lynch alleged that National City Bank breached certain representations or warranties contained in the purchase agreement related to Merrill Lynch’s alleged repurchases of mortgage loans originated by First Franklin prior to its sale to Merrill Lynch as well as mortgage loans as to which it faced repurchase demands. Merrill Lynch also asserted that National City Bank was responsible for indemnifying Merrill Lynch for certain settled or pending lawsuits against First Franklin. In December 2009, we settled all outstanding breach of representation and warranty and indemnification claims by Merrill Lynch. The amount of the settlement is not material to PNC.

ERISA Cases. Commencing in January 2008, a series of substantially similar lawsuits were brought against National City, the Administrative Committee of the National City Savings and Investment Plan (the Plan), National City Bank (as trustee), and some of National City’s officers and directors. These cases have been consolidated in the United States District Court for the Northern District of Ohio, and the plaintiffs have filed a consolidated amended complaint. The consolidated action was brought as a class action on behalf of all participants in or beneficiaries of the Plan at any time between September 5, 2006 and the present and whose Plan accounts included investments in National City common stock, as well as all participants in or beneficiaries of the Plan and whose accounts were invested in Allegiant Funds from March 25, 2002 to the present. The consolidated complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974 (ERISA) relating to, among other things, National City stock being offered as an investment alternative in the Plan, conflicts of interest, and monitoring and disclosure obligations. The consolidated complaint also alleges that the Administrative Committee defendants breached their fiduciary duties under ERISA, engaged in prohibited transactions by authorizing or causing the Plan to invest in Allegiant Funds, and violated ERISA duties of loyalty by virtue of National City’s receipt of financial benefits in the forms of fees paid to Allegiant Asset Management Company for managing the mutual funds. The complaint seeks equitable relief (including a declaration that defendants breached their ERISA fiduciary duties, an order compelling the defendants to make good any losses to the Plan caused by their actions, the imposition of a constructive trust on any profits earned by the defendants from their actions and restitution), unspecified money damages and attorneys’ fees and costs. A motion to dismiss the amended consolidated complaint is pending. In February 2010, the parties reached a tentative settlement, which is subject to, among other things, documentation, notice to the proposed class and court approval. The amount of the settlement would not be material to PNC.

In February 2009, a lawsuit was filed in the United States District Court for the Northern District of Ohio against National City, National City Bank, the Administrative Committee of the National City Savings and Investment Plan, Harbor Federal Savings Bank, the Harbor Employees Stock Ownership Plan Committee and certain National City and Harbor directors and officers. This lawsuit was brought as a class action on behalf of all participants in or beneficiaries of the Harbor ESOP between December 1, 2006 and the present whose account in the Harbor ESOP held National City stock (including National City units), and who continued to be employed by National City through December 31, 2007. The complaint alleges breaches of fiduciary duties under ERISA relating to, among other things, National City stock being offered as an investment alternative, an alleged lock-up of National City stock, failure to pay benefits, conflicts of interest, and monitoring and disclosure obligations. The complaint seeks equitable relief (including a declaration that the defendants breached their ERISA fiduciary duties, an injunction prohibiting further breaches, an order compelling the defendants to make good any losses to the Plan caused by their actions, the imposition of a constructive trust on any profits earned by the defendants from their actions and restitution), unspecified money damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2009. In December 2009, the parties reached a tentative settlement. In January 2010, the parties executed an agreement memorializing the terms of the settlement. In February 2010, the court preliminarily approved the settlement, ordered that notice be provided to the class and scheduled a final settlement hearing in May 2010. The settlement is subject to, among other things, notice to the proposed class and court approval. The amount of the settlement would not be material to PNC.

Derivative Cases. Commencing in January 2008, a series of shareholder derivative complaints were filed in the United States District Court for the Northern District of Ohio, the Chancery Court for the State of Delaware and the Cuyahoga County, Ohio, Court of Common Pleas against certain officers and directors of National City. Subsequently, the complaints filed in Delaware were voluntarily dismissed and the complaints filed in Ohio state court were consolidated and stayed pending resolution of the Ohio federal court derivative litigation. A consolidated complaint was filed in the federal court. These suits make substantially similar allegations against certain officers and directors of National City for, among other things, breaches of fiduciary duty, waste of corporate assets, unjust enrichment and (in the federal court case) violations of the Securities Exchange Act of 1934, based on claims, among others, that National City issued inaccurate information to investors about the status of its business and prospects, and that the defendants caused National City to repurchase shares of its stock at artificially inflated prices.

The complaints seek unspecified money damages and equitable relief (including restitution and certain corporate governance changes) against the individual defendants on behalf of National City, as well as attorneys’ fees and costs. In October 2009, the federal district court entered an order dismissing the federal consolidated complaint for lack of standing.

Securities and State Law Fiduciary Cases. Several lawsuits have been filed against National City and its officers and directors alleging misrepresentations and omissions in violation of the federal securities laws in connection with statements and disclosures relating in one or more cases to, among other things, the nature, quality, performance and risks of National City’s non-prime, construction and home equity portfolios, its loan loss reserves, its financial condition, and related allegedly false and misleading financial statements. Some of the lawsuits allege state common law violations. In some cases, the lawsuits were brought in an individual capacity, with the others brought as class actions. The relief sought generally includes unspecified damages, attorneys’ fees and expenses, and, where indicated below, equitable relief. The following is a summary of the significant lawsuits in this category:

•

In January 2008, a lawsuit was filed in the United States District Court for the Northern District of Ohio against National City and certain officers and directors of National City. As amended, this lawsuit was brought as a class action on behalf of purchasers of National City’s stock during the period April 30, 2007 to April 21, 2008 and also on behalf of everyone who acquired National City stock pursuant to a registration statement filed in connection with its acquisition of MAF Bancorp in 2007. The amended complaint alleges violations of federal securities laws regarding public statements and disclosures. A motion to dismiss the amended complaint is pending. A magistrate judge has recommended dismissal of the lawsuit without prejudice, with a right for plaintiffs to file a further amended complaint within 30 days. Plaintiffs have filed objections to that recommendation, which is subject to adoption by the district court.

•

In April 2008, a lawsuit was filed in the Cuyahoga County, Ohio, Court of Common Pleas against National City, certain officers and directors of National City, and its auditor, Ernst & Young, LLP. (Ernst & Young is no longer a defendant in this lawsuit.) The complaint was brought as a class action on behalf of all current and former National City employees who acquired stock pursuant to and/or traceable to a December 1, 2006 registration statement filed in connection with the acquisition of Harbor Federal Savings Bank and who were participants in the Harbor Bank Employees Stock Ownership Plan and the Harbor Bank Stock Incentive Plan. The plaintiffs allege that the registration statement contained false and misleading statements and omissions in violation of the federal securities laws. Defendants removed the case to the United States District Court for the Northern District of Ohio and filed a motion to dismiss the complaint. The federal court has subsequently remanded the case back to the Ohio state court. The defendants filed a motion to dismiss the amended complaint in the Ohio state court in May 2009. The parties reached a tentative settlement in November 2009, which is subject to, among other things, documentation, notice to the proposed class and court approval. The amount of the settlement would not be material to PNC.

•

In May 2008, a lawsuit was filed on behalf of an individual plaintiff in the Franklin County, Ohio, Court of Common Pleas against National City, certain directors of National City, and Corsair Co-Invest, L.P. and unnamed other investors participating in the April 2008 capital infusion into National City alleging that National City’s directors breached their fiduciary duties by entering into this capital infusion transaction. In addition to monetary damages and attorneys’ fees and costs, the complaint seeks a declaratory judgment that the Corsair transaction is void and/or voidable and injunctive relief rescinding the Corsair transaction. A motion to dismiss the case has been denied.

•

In August 2008, a lawsuit was filed in the Palm Beach County, Florida, Circuit Court against National City and certain officers and directors of National City. The lawsuit was brought as a class action on behalf of all who acquired National City stock pursuant to and/or traceable to the registration statement filed in connection with National City’s acquisition of Fidelity Bankshares, Inc. The complaint alleges that the registration statement contained false and misleading statements and omissions in violation of the federal securities laws. This lawsuit was removed to federal court in Florida and then transferred to the United States District Court for the Northern District of Ohio. The defendants have filed a motion to dismiss the complaint, which is pending.

•

In October 2008, a lawsuit was filed in the United States District Court for the Western District of Pennsylvania against National City. In December 2008, the complaint was amended to add as defendants Corsair Capital, LLC, Corsair NC Co-Invest, L.P. and unnamed other investors participating in the April 2008 capital infusion into National City. As amended, the lawsuit was brought as a class action on behalf of all shareholders of National City who owned shares as of October 24, 2008. The amended complaint alleges breaches of fiduciary duties in connection with the capital infusion and misstatements and omissions relating to the effect of the capital infusion, National City’s ability to participate in the TARP Capital Purchase Program, and National City’s capital position and financial stability in violation of the federal securities laws. This case was conditionally transferred to the United States District Court for the Northern District of Ohio. In November 2009, the plaintiffs filed a motion to dismiss the complaint for their failure to serve the defendants, which the defendants did not oppose. This motion is pending.

•

In December 2008, a lawsuit was filed in the United States District Court for the Northern District of Ohio against National City and some of its officers and directors. The lawsuit was brought as a class action on behalf of all who purchased National City’s 4.0% Convertible Senior Notes Due 2011 pursuant to and/or traceable to the registration statement and prospectus supplement issued in connection with the January 2008 offering of these notes and all who purchased these notes in the open market between January 23 and September 30, 2008. In November 2009, plaintiffs filed an amended complaint, alleging that National City’s public statements and disclosures, including the registration statement and prospectus supplement, contained false and misleading statements and omissions in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. In February 2010, plaintiffs filed a second amended complaint, alleging only claims under the Securities Act of 1933. The lawsuit is no longer being brought on behalf of those who purchased notes in the open market between January 23 and September 30, 2008.

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

In addition, the plaintiffs in one of the pending derivative lawsuits against the National City directors in the Cuyahoga County Court of Common Pleas referred to above have moved to amend their complaint to add merger-related claims, including claims that National City’s directors agreed to sell National City in order to extinguish their own personal liability in derivative litigation pending against them. PNC is not named as a defendant in the proposed amended complaint. In December 2008, the Ohio state court denied the plaintiffs’ motion to lift the stay and to conduct expedited discovery in support of the proposed amended complaint. Upon final approval of the settlement described below, the merger-related claims will be resolved and plaintiffs have agreed that they will seek to dismiss the derivative action without prejudice, subject to approval of the Ohio court.

The parties to the Delaware lawsuit and to certain of the Ohio state court lawsuits entered into a stipulation of settlement in February 2009 to resolve the Delaware lawsuit, one of the Ohio state court lawsuits and the acquisition-related claim proposed to be filed in a derivative lawsuit pending in Ohio state court. In February 2009, the Court of Chancery preliminarily approved a class of all persons who were National City common stockholders during the period from the close of business on October 23, 2008 through (and including) December 31, 2008. In July 2009, the Court of Chancery approved the settlement. In addition, in connection with the settlement, the Court of Chancery awarded attorneys’ fees and expenses to plaintiffs’ counsel to be paid by PNC. In September 2009, objectors to the settlement filed appeals of the approval to the Delaware Supreme Court. In addition, the plaintiffs have cross-appealed the size of the award of attorneys’ fees and costs. The Delaware Supreme Court has scheduled oral argument on the appeals and the cross-appeal for April 2010. Upon final approval, the settlement would resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith.

Adelphia

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries.

One of the lawsuits was brought on Adelphia’s behalf by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding and was removed to the United States District Court for the Southern District of New York by order dated February 9, 2006. Pursuant to Adelphia’s plan of reorganization, this lawsuit is being prosecuted by a contingent value vehicle, known as the Adelphia Recovery Trust. In October 2007, the Adelphia Recovery Trust filed an amended complaint in this lawsuit, adding defendants and making additional allegations.

In June 2008, the district court granted in part defendants’ motion to dismiss. The court dismissed the principal bankruptcy law claims that had not previously been dismissed by the Bankruptcy Court, including claims alleging voidable preference payments, fraudulent transfers, and equitable disallowance. The effect of this ruling is to dismiss from this lawsuit all claims against most of the defendants, but leave pending claims against PNC and other original members of Adelphia loan syndicates and then-affiliated investment banks. In December 2008, the court granted a motion made on behalf of a number of defendants to enter final judgment on the dismissed claims to permit immediate appellate review of the issues resolved by the district court in June 2008 and by the bankruptcy court prior to the filing of the amended complaint. The appeal on these issues to the United States Court of Appeals for the Second Circuit is pending. The district court has scheduled the case for trial on the remaining claims in September 2010.

The other pending lawsuits were brought by holders of debt or equity securities of Adelphia and have been consolidated for pretrial purposes in the United States District Court for the Southern District of New York.

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

CBNV Mortgage Litigation

Between 2001 and 2003, on behalf of either individual plaintiffs or a class of plaintiffs, several separate actions were filed in state and federal courts against Community Bank of Northern Virginia (CBNV) and other defendants challenging the validity of second mortgage loans the defendants made to the plaintiffs. CBNV was merged into one of Mercantile’s banks prior to Mercantile’s acquisition by PNC. These cases were either filed in, or removed to, the United States District Court for the Western District of Pennsylvania.

In August 2006, a proposed settlement agreement covering an action in which the plaintiffs and class members have second mortgages that were assigned to Residential Finance Corporation (RFC) was submitted to the district court for its approval. In August 2008, the district court entered an order giving final approval to the settlement agreement. Some objecting class members have appealed that order to the United States Court of Appeals for the Third Circuit. Separately, other individuals, whose loans were not acquired by RFC, have actions pending on behalf of themselves or a class alleging claims similar to those asserted in the settled action with respect to the RFC loans. In one of these actions, the alleged class overlaps the class in the settled action. These actions remain pending in the district court.

In January 2008, the district court also issued an order sending back to state court in North Carolina the claims of two class members. These two plaintiffs then sought to represent a class of North Carolina borrowers in state court, but the federal district court in Pennsylvania enjoined class proceedings in March 2008. In April 2008, the General Court of Justice, Superior Court Division, for Wake County, North Carolina granted these two plaintiffs’ motion for summary judgment on their individual claims in this case. On appeal, the North Carolina Court of Appeals ruled that it had no jurisdiction over the appeal and remanded the case to the lower court. Currently pending before the North Carolina Supreme Court are appeals of both the jurisdictional decision of the Court of Appeals and the merits of the original grant of summary judgment.

The plaintiffs in all of these lawsuits seek unquantified monetary damages, rescission of loans, interest, attorneys’ fees and other expenses.

BAE Derivative Litigation

In September 2007, a derivative lawsuit was filed on behalf of BAE Systems plc by a holder of its American Depositary Receipts against current and former directors and officers of BAE, Prince Bandar bin Sultan, PNC (as successor to Riggs National Corporation and Riggs Bank, N.A.), Joseph L. Allbritton, Robert L. Allbritton, and Barbara Allbritton. The complaint alleged that BAE directors and officers breached their fiduciary duties by making or permitting to be made improper or illegal bribes, kickbacks and other payments with respect to a military contract obtained in the mid-1980s from the Saudi Arabian Ministry of Defense, and that Prince Bandar was the primary recipient or beneficiary of these payments. The complaint also alleged that Riggs, together with the Allbrittons (as former directors, officers and controlling persons of Riggs), acted as the primary intermediaries through which the payments were laundered and actively concealed, and aided and abetted the BAE defendants’ breaches of fiduciary duties, and sought unquantified monetary damages (including punitive damages), an accounting, interest, attorneys’ fees and other expenses. In September 2008, the United States District Court for the District of Columbia granted the motions of all defendants to dismiss the plaintiff’s complaint. Plaintiff appealed to the United States Court of Appeals for the District of Columbia Circuit, which, in December 2009, affirmed the ruling of district court.

Regulatory and Governmental Inquiries

As a result of the regulated nature of our business and that of a number of our subsidiaries, particularly in the banking and securities areas, we and our subsidiaries are the subject of investigations and other forms of regulatory inquiry, in some cases as part of regulatory reviews of specified activities at multiple industry participants. Among the areas in which there is currently significant regulatory interest are practices in the mutual fund and mortgage lending businesses. Several of our subsidiaries have received requests for information and other inquiries from governmental and regulatory authorities in these and other areas.

The SEC is investigating activities at National City prior to its acquisition by PNC. Enforcement staff in the SEC’s Chicago Regional Office and Washington Office are conducting investigations, in which PNC is cooperating. The SEC has requested that National City provide the SEC with documents concerning, among other things, National City’s capital-raising activities, loan underwriting experience, allowance for loan losses, marketing practices, dividends, bank regulatory matters and the sale of First Franklin Financial Corporation.

The SEC is conducting a non-public investigation into events at Equipment Finance LLC (EFI), a subsidiary of Sterling Financial Corporation, which PNC acquired in April 2008. The United States Attorney’s Office for the Eastern District of Pennsylvania is also investigating the EFI situation.

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

NOTE 25 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at December 31, 2009 included private equity investments of $453 million and other investments of $66 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit totaled $10.0 billion at December 31, 2009 and $10.3 billion at December 31, 2008. Based on PNC’s internal risk rating process for standby letters of credit as of December 31, 2009, 86% of the net outstanding balance had internal credit ratings of pass, indicating the expected risk of loss is currently low compared to 88% as of December 31, 2008, while 14% of the net outstanding balance as of December 31, 2009 had internal risk ratings below pass, indicating a higher degree of risk of default compared to 12% as of December 31, 2008.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on December 31, 2009 had terms ranging from less than 1 year to 9 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $13.1 billion at December 31, 2009, of which $6.1 billion support remarketing programs.

As of December 31, 2009, assets of approximately $1.0 billion secured certain specifically identified standby letters of credit. Approximately $3.1 billion in recourse provisions from third parties was also available for this purpose as of December 31, 2009. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $270 million at December 31, 2009.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At December 31, 2009, the aggregate of our commitments under these facilities was $476 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At December 31, 2009, our total commitments under these facilities were $5.7 billion, of which $5.6 billion was related to Market Street.

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit which were insignificant at December 31, 2009.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2009. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities facilitated by Global Investment Servicing as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At December 31, 2009, the total maximum potential exposure as a result of these indemnity obligations was $7.5 billion, although the collateral at the time exceeded that amount.

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

Our Visa indemnification liability included on our Consolidated Balance Sheet at December 31, 2009 totaled $194 million as a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements. Any ultimate exposure to the specified Visa litigation may be different than this amount.

RECOURSE AGREEMENTS

We are authorized to underwrite, originate, fund, sell and service commercial mortgage loans and then sell them to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to one-third of the risk of loss on unpaid principal balances through a loss share arrangement. At December 31, 2009, the potential exposure to loss was $6.0 billion. Accordingly, we maintain a reserve for such potential losses which approximates the fair value of this exposure. At December 31, 2009, the unpaid principal balance outstanding of loans sold as a participant in these programs was $19.7 billion. The approximate fair value of the loss share arrangement in the form of reserves for losses under these programs, totaled $71 million as of December 31, 2009 and is included in other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. The serviced loans are not included on our Consolidated Balance Sheet.

We sell residential mortgage loans pursuant to agreements which contain representations concerning subjects such as credit information, loan documentation, collateral, and insurability. Prior to the acquisition, National City also sold home equity loans/lines of credit pursuant to such agreements. On a regular basis, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. During 2009 the frequency of such requests increased in relation to prior years. This increase was driven by higher loan delinquencies, resulting from deterioration in overall economic conditions and trends, particularly those impacting the residential housing sector.

Upon completion of its own investigation as to the validity of the claim, PNC will repurchase or provide indemnification on such loans. This may take the form of an outright repurchase of the loan or a settlement payment to the investor. If the loan is repurchased it is properly considered in our nonperforming loan disclosures and statistics. Indemnification requests are generally received within two years subsequent to the date of sale.

Management maintains a liability for estimated losses on loans expected to be repurchased, or on which indemnification is expected to be provided, and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. As part of its evaluation of the adequacy of this recourse liability, management considers estimated loss projections over the life of the subject loan portfolio. At December 31, 2009 the liability for estimated losses on repurchase and indemnification claims was $275 million, which is reported in other liabilities on the Consolidated Balance Sheet.

REINSURANCE AGREEMENTS

We have two wholly-owned captive insurance subsidiaries which provide reinsurance to third-party insurers related to insurance sold to our customers. These subsidiaries enter into various types of reinsurance agreements with third-party insurers where the subsidiary assumes the risk of loss through either an excess of loss or quota share agreement up to 100% reinsurance. In excess of loss agreements, these subsidiaries assume the risk of loss for an excess layer of coverage up to specified limits, once a defined first loss percentage is met. In quota share agreements, the subsidiaries and third-party insurers share the responsibility for payment of all claims. Reserves were recognized for probable losses on these policies of $220 million at December 31, 2009 and $207 million at December 31, 2008. The aggregate maximum exposure up to the specified limits for all reinsurance contracts was $1.7 billion as of December 31, 2009.

NOTE 26 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Income Statement

Year ended December 31 - in millions	2009(a)	2008	2007
OPERATING REVENUE
Dividends from:
Bank subsidiaries and bank holding company	$839	$1,012	$1,078
Non-bank subsidiaries	84	168	74
Interest income	12	4	15
Nononinterest income	28	18	23
Total operating revenue	963	1,202	1,190
OPERATING EXPENSE
Interest expense	495	152	160
Other expense	21	46	84
Total operating expense	516	198	244
Income before income taxes and equity in undistributed net income of subsidiaries	447	1,004	946
Income tax benefits	(147)	(50)	(78)
Income before equity in undistributed net income of subsidiaries	594	1,054	1,024
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	1,736	(125)	229
Non-bank subsidiaries	117	(47)	214
Net income	$2,447	$882	$1,467

Balance Sheet

December 31 - in millions	2009	2008 (a)
ASSETS
Cash and due from banks	$104	$15
Interest-earning deposits with banks	95	140
Investment securities		164
Loans (b)		2,275
Investments in:
Bank subsidiaries and bank holding company	32,966	27,960
Non-bank subsidiaries	2,650	2,378
Other assets	1,287	1,821
Total assets	$37,102	$34,753
LIABILITIES
Subordinated debt	$3,859	$4,122
Senior debt	2,018	2,707
Other borrowed funds		2
Bank affiliate borrowings	92
Non-bank affiliate borrowings		945
Accrued expenses and other liabilities	1,191	1,554
Total liabilities	7,160	9,330
EQUITY
Shareholder’s equity	29,942	25,422
Noncontrolling interests		1
Total equity	29,942	25,423
Total liabilities and equity	$37,102	$34,753

(a) Includes the impact of National City.

(b) Balance represents National City loans with subsidiaries

Commercial paper and all other debt issued by PNC Funding Corp, a wholly owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

The parent company received net income tax refunds of $137 million in 2009, $92 million in 2008 and $65 million in 2007. Such refunds represent the parent company’s portion of consolidated income taxes. The parent company paid interest of $427 million in 2009, $147 million in 2008 and $146 million in 2007.

Statement Of Cash Flows

Year ended December 31 - in millions	2009	2008	2007
OPERATING ACTIVITIES
Net income	$2,447	$882	$1,467
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net (earnings) of subsidiaries	(1,853)	172	(443)
Other	2,687	156	61
Net cash provided by operating activities	3,281	1,210	1,085
INVESTING ACTIVITIES
Net capital returned from (contributed to) subsidiaries	(899)	(8,298)	(165)
Investment securities:
Sales and maturities	267		1,090
Purchases	(228)		(800)
Net cash received from (paid for) acquisitions	5	1,431	(2,212)
Other	(182)	(104)	(45)
Net cash used in investing activities	(1,037)	(6,971)	(2,132)
FINANCING ACTIVITIES
Borrowings from non-bank subsidiary	3,420	2,100	3,910
Repayments on borrowings from non-bank subsidiary	(4,274)	(3,633)	(1,432)
Other borrowed funds	(1,166)		103
Preferred stock – TARP		7,275
Preferred stock – other		492
TARP warrant		304
Supervisory Capital Assessment Program – common stock	624
Common and treasury stock	247	375	253
Acquisition of treasury stock	(188)	(234)	(963)
Preferred stock cash dividends paid	(388)	(21)
Common stock cash dividends paid	(430)	(902)	(806)
Net cash provided by (used in) financing activities	(2,155)	5,756	1,065
Increase (decrease) in cash and due from banks	89	(5)	18
Cash and due from banks at beginning of year	15	20	2
Cash and due from banks at end of year	$104	$15	$20

NOTE 27 SEGMENT REPORTING

In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the acquisition of National City.

Business segment results for 2008 and 2007 have been reclassified to reflect current methodologies and current business and management structure and to present those periods on the same basis as 2009. As a result of its pending sale, GIS is no longer a reportable business segment.

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and servicing businesses using our risk-based economic capital model. We have assigned capital to Retail Banking equal to 6% of funds to approximate market comparables for this business.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in each business segment’s loan portfolio. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from consolidated income from continuing operations. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, including LTIP share distributions and obligations, earnings and gains related to Hilliard Lyons for the first quarter of 2008, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

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

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint and also originates loans through joint venture partners. Mortgage loans represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically underwritten to government agency and/or third party standards, and sold, servicing retained, to primary mortgage market conduits Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Home Loan Banks and third-party investors, or are securitized and issued under the Government National Mortgage Association (Ginnie Mae) program. The mortgage servicing operation performs all functions related to servicing first mortgage loans for various investors. Certain loans originated through our joint ventures are serviced by a joint venture partner. In November 2009, we reduced our joint venture relationship related to our legacy PNC business and rebranded the former National City Mortgage as PNC Mortgage.

BlackRock is the largest publicly traded investment management firm in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, multi-asset class, alternative and cash management separate accounts and funds. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services globally to a broad base of clients. At December 31, 2009, our share of BlackRock’s earnings was approximately 23%.

Distressed Assets Portfolio includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. These loans require special servicing and management oversight given current market conditions. The majority of these loans are from acquisitions, primarily National City.

Results Of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2009
INCOME STATEMENT
Net interest income	$3,520	$3,801	$308	$332		$1,079	$43	$9,083
Noninterest income	2,199	1,433	611	996	$262	74	1,570	7,145
Total revenue	5,719	5,234	919	1,328	262	1,153	1,613	16,228
Provision for credit losses	1,330	1,603	97	(4)		771	133	3,930
Depreciation and amortization	263	141	41	5			323	773
Other noninterest expense	3,906	1,659	613	627		246	1,249	8,300
Earnings (loss) from continuing operations before income taxes	220	1,831	168	700	262	136	(92)	3,225
Income taxes (benefit)	84	641	63	265	55	52	(293)	867
Earnings from continuing operations	136	1,190	105	435	207	84	201	2,358
Inter-segment revenue	$(3)	$11	$18	$6	$16	$(17)	$(31)
Average Assets (a)	$65,320	$84,689	$7,341	$8,420	$6,249	$22,844	$82,013	$276,876
2008
INCOME STATEMENT
Net interest income	$1,593	$1,302	$130				$829	$3,854
Noninterest income	1,137	536	429		$261		79	2,442
Total revenue	2,730	1,838	559		261		908	6,296
Provision for credit losses	388	575	6				548	1,517
Depreciation and amortization	125	22	7				149	303
Other noninterest expense	1,664	923	356				439	3,382
Earnings (loss) from continuing operations before income taxes	553	318	190		261		(228)	1,094
Income taxes (benefit)	225	103	71		54		(155)	298
Earnings (loss) from continuing operations	328	215	119		207		(73)	796
Inter-segment revenue	$2	$14	$15		$15		$(46)
Average Assets (a)	$32,922	$47,050	$3,001		$4,240		$54,807	$142,020
2007
INCOME STATEMENT
Net interest income	$1,741	$998	$133				$75	$2,947
Noninterest income	1,016	758	461		$334		375	2,944
Total revenue	2,757	1,756	594		334		450	5,891
Provision for credit losses	133	127	3				52	315
Depreciation and amortization	116	17	7				112	252
Other noninterest expense	1,515	820	332				733	3,400
Earnings (loss) from continuing operations before income taxes	993	792	252		334		(447)	1,924
Income taxes (benefit)	373	280	94		84		(270)	561
Earnings (loss) from continuing operations	620	512	158		250		(177)	1,363
Inter-segment revenue	$6	$9	$17		$16		$(48)
Average Assets (a)	$31,608	$36,416	$2,619		$4,259		$48,516	$123,418

(a)	Period-end balances for BlackRock.

NOTE 28 SUBSEQUENT EVENTS

See Note 2 Acquisitions and Divestitures regarding our pending sale of GIS.

COMMON STOCK AND SENIOR NOTES OFFERINGS

On February 8, 2010, we raised $3.0 billion in new common equity through the issuance of 55.6 million shares of common stock in an underwritten offering at $54 per share. On March 4, 2010, the underwriters exercised their option to purchase an additional 8.3 million shares of common stock at the offering price of $54 per share, totaling approximately $450 million, to cover over-allotments. We expect to complete this issuance on March 11, 2010.

On February 8, 2010, PNC Funding Corp issued the following securities:

•	$1 billion of senior notes due February 2015; interest will be paid semiannually at a fixed rate of 3.625%.

•	$1 billion of senior notes due February 2020; interest will be paid semiannually at a fixed rate of 5.125%.

REPURCHASE OF OUTSTANDING TARP PREFERRED STOCK

See Note 19 Equity regarding our December 31, 2008, issuance of 75,792 shares of our Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock), related issuance discount and the warrant to purchase common shares to the US Treasury under the TARP Capital Purchase Program.

As approved by the Federal Reserve Board, US Treasury and our other banking regulators, on February 10, 2010, we redeemed all 75,792 shares of our Series N Preferred Stock held by the US Treasury totaling $7.6 billion. We used the net proceeds from the common stock and senior notes offerings described above and other funds to redeem the Series N Preferred Stock.

In connection with the redemption of the Series N Preferred Stock, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250.0 million. This resulted in a one-time, noncash reduction in net income available to common stockholders and related basic and diluted earnings per share. This transaction will be reflected in our consolidated financial statements for the first quarter of 2010.

Dividends of $89 million were paid on February 10, 2010 when the Series N Preferred Stock was redeemed. PNC paid total dividends of $421 million to the US Treasury while the Series N preferred shares were outstanding.

We did not exercise our right to seek to repurchase the related warrant to purchase common shares at the time we redeemed the Series N Preferred Stock.

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Selected Quarterly Financial Data

Dollars in millions, except per share data	2009 (a)				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary Of Operations
Interest income	$2,939	$2,888	$3,000	$3,259	$1,541	$1,571	$1,574	$1,615
Interest expense	593	664	807	939	541	565	590	751
Net interest income	2,346	2,224	2,193	2,320	1,000	1,006	984	864
Noninterest income (b) (c)	2,540	1,629	1,610	1,366	468	416	823	735
Total revenue	4,886	3,853	3,803	3,686	1,468	1,422	1,807	1,599
Provision for credit losses (d)	1,049	914	1,087	880	990	190	186	151
Noninterest expense	2,209	2,214	2,492	2,158	959	947	920	859
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	1,628	725	224	648	(481)	285	701	589
Income taxes (benefit)	525	185	29	128	(210)	58	216	234
Income (loss) from continuing operations before noncontrolling interests	1,103	540	195	520	(271)	227	485	355
Income from discontinued operations, net of income taxes	4	19	12	10	25	32	32	29
Net income (loss)	1,107	559	207	530	(246)	259	517	384
Less: Net income (loss) attributable to noncontrolling interests	(37)	(20)	9	4	2	11	12	7
Preferred stock dividends	119	99	119	51	21
Preferred stock discount accretion	14	13	14	15
Net income (loss) attributable to common shareholders	$1,011	$467	$65	$460	$(269)	$248	$505	$377
Per Common Share Data
Book value	$47.68	$45.52	$42.00	$41.67	$39.44	$39.44	$42.17	$42.26
Basic earnings (loss) (e)
Continuing operations	2.18	.97	.11	1.02	(.84)	.63	1.37	1.02
Discontinued operations	.01	.04	.03	.02	.07	.09	.09	.09
Net income (loss)	2.19	1.01	.14	1.04	(.77)	.72	1.46	1.11
Diluted earnings (loss) (e)
Continuing operations	2.16	.96	.11	1.01	(.84)	.60	1.36	1.00
Discontinued operations	.01	.04	.03	.02	.07	.10	.09	.09
Net income (loss)	2.17	1.00	.14	1.03	(.77)	.70	1.45	1.09

(a)    Includes the impact of National City, which we acquired on December 31, 2008.
(b)   Fourth quarter 2009 included a $1.076 billion gain related to BlackRock's acquisition of BGI on December 1, 2009.
(c)    Noninterest income included equity management gains /(losses) and net gains on sales of securities in each quarter as follows (in millions):

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Equity management gains/(losses)	$35	$3	$(13)	$(52)	$(16)	$(24)	$(7)	$23
Net gains on sales of securities	144	168	182	56	2	55	8	41

(d)	The fourth quarter 2008 provision for credit losses included a $504 million conforming provision for credit losses related to our acquisition of National City.
(e)	The sum of quarterly amounts for 2009 and 2008 does not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

Analysis Of Year-To-Year Changes In Net Interest Income

	2009/2008			2008/2007
	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
Taxable-equivalent basis - in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$572	$(79)	$493	$137		$137
Non-agency	(3)	126	123	20	$4	24
Commercial mortgage-backed	(51)	8	(43)	89	(4)	85
Asset-backed	(71)	57	(14)	37		37
U.S. Treasury and government agencies	135	(1)	134	(14)	4	(10)
State and municipal	31	7	38	25		25
Other debt	39	(5)	34	9	(1)	8
Corporate stocks and other		(9)	(9)	1	(7)	(6)
Total securities available for sale	819	(63)	756	308	(8)	300
Securities held to maturity	200	(1)	199	23		23
Total investment securities	1,016	(61)	955	331	(8)	323
Loans
Commercial	1,626	(200)	1,426	350	(378)	(28)
Commercial real estate	809	(59)	750	117	(178)	(61)
Equipment lease financing	159	58	217		5	5
Consumer	1,673	(63)	1,610	171	(203)	(32)
Residential mortgage	763	37	800	27	(3)	24
Total loans	5,032	(229)	4,803	644	(736)	(92)
Loans held for sale	100	4	104	(29)	11	(18)
Federal funds sold and resale agreements	(15)	(14)	(29)	13	(46)	(33)
Other	217	(245)	(28)	9	(33)	(24)
Total interest-earning assets	$6,359	$(554)	$5,805	$966	$(810)	$156
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$375	$(393)	$(18)	$116	$(377)	$(261)
Demand	54	(55)	(1)	8	(43)	(35)
Savings	8	(2)	6		(4)	(4)
Retail certificates of deposit	834	(388)	446	(2)	(177)	(179)
Other time	18	(107)	(89)	88	(49)	39
Time deposits in foreign offices	(21)	(67)	(88)	18	(146)	(128)
Total interest-bearing deposits	1,210	(954)	256	226	(794)	(568)
Borrowed funds
Federal funds purchased and repurchase agreements	(44)	(96)	(140)	(34)	(204)	(238)
Federal Home Loan Bank borrowings	122	(243)	(121)	256	(44)	212
Bank notes and senior debt	236	10	246	(12)	(128)	(140)
Subordinated debt	287	94	381	40	(72)	(32)
Other	(33)	(44)	(77)	50	(45)	5
Total borrowed funds	383	(94)	289	351	(544)	(193)
Total interest-bearing liabilities	1,753	(1,208)	545	534	(1,295)	(761)
Change in net interest income	$4,679	$581	$5,260	$530	$387	$917

Changes attributable to rate/volume are prorated into rate and volume components.

Average Consolidated Balance Sheet And Net Interest Analysis

	2009			2008			2007
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$21,889	$1,038	4.74%	$10,003	$545	5.45%	$7,481	$408	5.45%
Non-agency	11,993	780	6.50	12,055	657	5.45	11,682	633	5.42
Commercial mortgage-backed	4,748	264	5.56	5,666	307	5.42	4,025	222	5.52
Asset-backed	1,963	145	7.39	3,126	159	5.09	2,394	122	5.10
U.S. Treasury and government agencies	4,477	137	3.06	50	3	6.00	293	13	4.44
State and municipal	1,354	74	5.47	764	36	4.71	227	11	4.85
Other debt	1,327	46	3.47	220	12	5.45	47	4	8.51
Corporate stocks and other	398	3.75		412	12	2.91	392	18	4.59
Total securities available for sale	48,149	2,487	5.17	32,296	1,731	5.36	26,541	1,431	5.39
Securities held to maturity	4,146	222	5.35	402	23	5.72
Total investment securities	52,295	2,709	5.18	32,698	1,754	5.36	26,541	1,431	5.39
Loans
Commercial	61,183	3,288	5.37	31,267	1,862	5.96	25,941	1,890	7.29
Commercial real estate	24,775	1,292	5.21	9,368	542	5.79	7,671	603	7.86
Equipment lease financing	6,201	298	4.81	2,566	81	3.16	2,559	76	2.97
Consumer	52,368	2,745	5.24	20,526	1,135	5.53	17,718	1,167	6.59
Residential mortgage	21,116	1,336	6.33	9,017	536	5.94	8,564	512	5.98
Total loans	165,643	8,959	5.41	72,744	4,156	5.71	62,453	4,248	6.80
Loans held for sale	3,976	270	6.79	2,502	166	6.63	2,955	184	6.23
Federal funds sold and resale agreements	1,865	42	2.25	2,472	71	2.87	2,152	104	4.83
Other	14,708	174	1.18	4,068	202	4.97	3,909	226	5.78
Total interest-earning assets/interest income	238,487	12,154	5.10	114,484	6,349	5.55	98,010	6,193	6.32
Noninterest-earning assets:
Allowance for loan and lease losses	(4,316)			(962)			(690)
Cash and due from banks	3,648			2,705			3,018
Other	39,057			25,793			23,080
Total assets	$276,876			$142,020			$123,418
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$55,326	548.99		$27,625	566	2.05	$23,840	827	3.47
Demand	23,477	67.29		9,947	68.68		9,259	103	1.11
Savings	6,495	14.22		2,714	8.29		2,687	12.45
Retail certificates of deposit	54,584	1,043	1.91	16,642	597	3.59	16,690	776	4.65
Other time	5,009	60	1.20	4,424	149	3.37	2,119	110	5.19
Time deposits in foreign offices	3,637	9.25		5,006	97	1.94	4,623	225	4.87
Total interest-bearing deposits	148,528	1,741	1.17	66,358	1,485	2.24	59,218	2,053	3.47
Borrowed funds
Federal funds purchased and repurchase agreements	4,439	16.36		7,228	156	2.16	7,983	394	4.94
Federal Home Loan Bank borrowings	14,177	200	1.41	9,303	321	3.45	2,168	109	5.03
Bank notes and senior debt	12,981	443	3.41	6,064	197	3.25	6,282	337	5.36
Subordinated debt	10,191	600	5.89	4,990	219	4.39	4,247	251	5.91
Other	2,345	35	1.49	3,737	112	3.00	2,344	107	4.56
Total borrowed funds	44,133	1,294	2.93	31,322	1,005	3.21	23,024	1,198	5.20
Total interest-bearing liabilities/interest expense	192,661	3,035	1.58	97,680	2,490	2.55	82,242	3,251	3.95
Noninterest-bearing liabilities and equity:
Demand and other noninterest-bearing deposits	41,416			18,155			17,587
Allowance for unfunded loan commitments and letters of credit	328			134			125
Accrued expenses and other liabilities	12,179			10,033			8,195
Equity	30,292			16,018			15,269
Total liabilities and equity	$276,876			$142,020			$123,418
Interest rate spread			3.52			3.00			2.37
Impact of noninterest-bearing sources			.30			.37			.63
Net interest income/margin		$9,119	3.82%		$3,859	3.37%		$2,942	3.00%

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities. The interest-earning deposits with the Federal Reserve are included in the ‘Other’ interest-earning assets category.

Loan fees for the years ended December 31, 2009, 2008 and 2007 were $162 million, $55 million and $39 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2009, 2008 and 2007 were $65 million, $36 million and $27 million, respectively.

LOANS OUTSTANDING

December 31 - in millions	2009 (a)	2008 (a)	2007	2006	2005
Commercial	$54,818	$69,220	$28,952	$20,883	$19,599
Commercial real estate	23,131	25,736	8,903	3,527	3,157
Equipment lease financing	6,202	6,461	2,514	2,789	2,792
TOTAL COMMERCIAL LENDING	84,151	101,417	40,369	27,199	25,548
Consumer	53,582	52,489	18,393	16,569	16,246
Residential real estate	19,810	21,583	9,557	6,337	7,307
TOTAL CONSUMER LENDING	73,392	74,072	27,950	22,906	23,553
Total loans	$157,543	$175,489	$68,319	$50,105	$49,101

(a)	Amounts include the impact of National City, which we acquired on December 31, 2008.

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 - dollars in millions	2009 (a)	2008 (a)	2007	2006	2005
Nonaccrual loans
Commercial	$1,792	$576	$193	$109	$134
Commercial real estate	2,132	766	212	12	14
Equipment lease financing	130	97	3	1	17
Consumer	152	70	17	13	10
Residential real estate	1,025	153	27	25	24
Total nonaccrual loans	5,231	1,662	452	160	199
Troubled debt restructured loans	440		2
Total nonperforming loans	5,671	1,662	454	160	199
Foreclosed and other assets
Commercial lending	266	50	11	12	13
Consumer lending	379	469	30	12	12
Total foreclosed and other assets	645	519	41	24	25
Total nonperforming assets	$6,316	$2,181	$495	$184	$224
Nonperforming loans to total loans	3.60%	.95%	.66%	.32%	.41%
Nonperforming assets to total loans and foreclosed assets	3.99	1.24	.72	.37	.46
Nonperforming assets to total assets	2.34	.75	.36	.18	.24
Interest on nonperforming loans
Computed on original terms	$302	$115	$51	$15	$16
Recognized prior to nonperforming status	90	60	32	4	5
Past due loans (b) (c)
Accruing loans past due 90 days or more	$884	$395	$136	$55	$53
As a percentage of total loans	.60%	.24%	.20%	.11%	.11%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$45	$40	$8	$9	$47
As a percentage of total loans held for sale	1.77	.92%	.20%	.38%	1.92%

(a)	Amounts include the impact of National City, which we acquired on December 31, 2008.
(b)	Excludes loans that are government insured/guaranteed, primarily residential mortgages.
(c)	Excludes impaired loans acquired from National City totaling $2.7 billion at December 31, 2009 and $2.0 billion at December 31, 2008. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 - dollars in millions	2009	2008	2007	2006	2005
Allowance for loan and lease losses – January 1	$3,917	$830	$560	$596	$607
Charge-offs
Commercial	(1,276)	(301)	(156)	(108)	(52)
Commercial real estate	(510)	(165)	(16)	(3)	(1)
Equipment lease financing	(149)	(3)		(14)	(29)
Consumer	(961)	(143)	(73)	(52)	(45)
Residential real estate	(259)	(6)		(3)	(2)
Total charge-offs	(3,155)	(618)	(245)	(180)	(129)
Recoveries
Commercial (a)	181	53	30	19	82
Commercial real estate	38	10	1	1	1
Equipment lease financing	27	1		5	1
Consumer	105	15	14	15	15
Residential real estate	93
Total recoveries	444	79	45	40	99
Net charge-offs (a)	(2,711)	(539)	(200)	(140)	(30)
Provision for credit losses (b)	3,930	1,517	315	124	21
Acquired allowance – National City	(112)	2,224
Acquired allowance – other		20	152		23
Net change in allowance for unfunded loan commitments and letters of credit	48	(135)	3	(20)	(25)
Allowance for loan and lease losses – December 31	$5,072	$3,917	$830	$560	$596
Allowance as a percent of December 31:
Loans	3.22%	2.23%	1.21%	1.12%	1.21%
Nonperforming loans	89	236	183	350	299
As a percent of average loans
Net charge-offs (a)	1.64	.74	.32	.28	.06
Provision for credit losses	2.37	2.09	.50	.25	.04
Allowance for loan and lease losses	3.06	5.38	1.33	1.13	1.26
Allowance as a multiple of net charge-offs (a)	1.87x	7.27x	4.15x	4.00x	19.87x

(a)	Amounts for 2005 reflect the impact of a $53 million loan recovery in that year. Excluding this recovery, net charge-offs would have been .18% of average loans and the allowance as a multiple of net charge-offs would have been 7.18x.
(b)	Amount for 2008 included a $504 million conforming provision for credit losses related to National City.

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. For purposes of this presentation, a portion of the allowance for loan and lease losses has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. At December 31, 2009, the portion of the reserves for these factors was zero.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2009		2008		2007		2006		2005
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$1,869	34.8%	$1,668	39.4%	$564	42.4%	$447	41.7%	$492	39.9%
Commercial real estate	1,305	14.7	833	14.7	153	13.0	30	7.0	32	6.4
Equipment lease financing	171	3.9	179	3.7	36	3.7	48	5.6	41	5.7
Consumer	957	34.0	929	29.9	68	26.9	28	33.1	24	33.1
Residential real estate	770	12.6	308	12.3	9	14.0	7	12.6	7	14.9
Total	$5,072	100.0%	$3,917	100.0%	$830	100.0%	$560	100.0%	$596	100.0%

RECONCILIATION OF CERTAIN RISK-BASED CAPITAL AND RATIOS AT DECEMBER 31, 2009

December 31, 2009 Dollars in billions	Tier 1 common	Tier 1 risk-based
Ratios – as reported	6.0%	11.4%
Capital – as reported	$13.9	$26.5
Adjustments:
TARP preferred stock redemption – February 2010	(.3)	(7.6)
Common equity offering – February 2010 (a)	3.0	3.0
Net impact of pending 2010 sale of GIS (b)	1.6	1.6
Capital – pro forma	$18.2	$23.5
Ratios – pro forma	8.0%	10.3%

(a)	Excludes the impact of the additional shares expected to be issued in March 2010 to cover the over-allotments as further described in Note 28 Subsequent Events.
(b)	The estimated net impact of this pending sale is as follows:

In billions
Sales price	$2.3
Less:
Book equity / intercompany debt	(1.5)
Pretax gain	.8
Income taxes	(.3)
After-tax gain / increase in cash	.5
Elimination of net intangible assets:
Goodwill and other intangible assets	1.3
Eligible deferred income taxes on goodwill and other intangible assets	(.2)
Net intangible assets	1.1
Estimated net impact of pending sale of GIS	$1.6

We believe that the disclosure of these ratios reflecting the impact of the TARP preferred stock redemption, common equity offering and pending sale of GIS provides additional meaningful information regarding the risk-based capital ratios at that date and the impact of these events on these ratios.

SHORT-TERM BORROWINGS

Federal funds purchased include overnight borrowings and term federal funds, which are payable at maturity.

	2009		2008		2007
Dollars in millions	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased
Year-end balance	$182.06%		$128.01%		$7,037	3.17%
Average during year	324.18		4,518	2.15	5,533	5.13
Maximum month-end balance during year	421		7,343		8,798

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2009 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$18,867	$29,313	$6,638	$54,818
Real estate projects	7,082	7,845	655	15,582
Total	$25,949	$37,158	$7,293	$70,400
Loans with Predetermined rate	$4,289	$7,198	$2,754	$14,241
Floating or adjustable rate	21,660	29,960	4,539	56,159
Total	$25,949	$37,158	$7,293	$70,400

At December 31, 2009, we had no pay-fixed interest rate swaps designated to commercial loans as part of fair value hedge strategies. At December 31, 2009, $11.8 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month and 3 month LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $4.6 billion at December 31, 2009, substantially all of which are in denominations of $100,000 or more.

The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2009 – in millions	Domestic Certificates of Deposit
Three months or less	$3,734
Over three through six months	2,130
Over six through twelve months	4,003
Over twelve months	6,001
Total	$15,868

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends we declared per common share.

	High	Low	Close	Cash Dividends Declared
2009 Quarter
First	$50.42	$16.20	$29.29	$.66
Second	53.22	27.50	38.81	.10
Third	48.78	33.06	48.59	.10
Fourth	57.86	43.37	52.79	.10
Total				$.96
2008 Quarter
First	$71.20	$53.10	$65.57	$.63
Second	73.00	55.22	57.10	.66
Third	87.99	49.01	74.70	.66
Fourth	80.00	39.09	49.00	.66
Total				$2.61

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	None.

(b)	None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The PNC Financial Services Group, Inc. and subsidiaries (PNC) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f).

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that PNC maintained effective internal control over financial reporting as of December 31, 2009.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2009 included in this Report, has also issued a report on the effectiveness of PNC’s internal control over financial reporting as of December 31, 2009. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Annual Report on Form 10-K.

(b)	DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2009, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and

Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2009, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information regarding our directors (or nominees for director), executive officers, Audit Committee (and Audit Committee financial experts), and shareholder nomination process required by this item is included under the captions “Item 1 – Election of Directors,” and “Corporate Governance at PNC – Audit Committee,” and “Requirements for Director Nominations and Shareholder Proposals,” and “Director and Executive Officer Relationships – Family Relationships” in our Proxy Statement to be filed for the 2010 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(d) (3) of Regulation S-K, the information set forth under the caption “Item 2 – Ratification of the Audit Committee’s Selection of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2010 – Report of the Audit Committee” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2010 annual meeting of shareholders and is incorporated herein by reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Board Compensation in 2009,” “Corporate Governance at PNC – Personnel and Compensation Committee – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” and “Executive Compensation Tables” in our Proxy Statement to be filed for the 2010 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e) (5) of Regulation S-K, the information set forth under the caption “Executive Compensation – Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” in our Proxy Statement to be filed for the 2010 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2009 is included in the table which follows. Additional information regarding these plans is included in Note 16 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2009

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan (Note 1)			1,945,317
Stock Options	9,289,529	$63.23
2006 Incentive Award Plan (Note 2 and Note 3)
Stock Options	9,106,882	$48.69	28,738,247
Incentive Performance Unit Awards (Note 4)	285,500	N/A
Stock-Payable Restricted Stock Units	290,516	N/A
1996 Executive Incentive Award Plan Incentive Awards		N/A	(Note 5)
Employee Stock Purchase Plan (Note 6)			1,841,464
Total approved by security holders	18,972,427		32,525,028
Equity compensation plans not approved by security holders (Note 7)
Former National City Corporation Stock Option Plans	1,522,015	$637.64
Former National City Corporation 2004 Deferred Compensation Plan and Other Equity-Based Compensation Plans	313,291	N/A	(Note 8)
Former Sterling Financial Corporation Stock Option Plan	100,120	$68.23
Total not approved by security holders	1,935,426
Total	20,907,853		32,525,028

N/A – not applicable

Note 1 – After shareholder approval of the 2006 Incentive Award Plan at the 2006 annual meeting of PNC’s shareholders on April 25, 2006 (see Note 2 below), no further grants were permitted under the 1997 Long-Term Incentive Award Plan, other than for the exercise of reload or performance unit rights. As of December 31, 2009, the number of remaining shares reserved under this plan for that purpose was 1,945,317.

Note 2 – The 2006 Incentive Award Plan was adopted by the Board on February 15, 2006 and approved by the PNC shareholders at the 2006 annual meeting on April 25, 2006. The plan initially authorized up to 40,000,000 shares of common stock for issuance under the plan, subject to adjustment in certain circumstances. If and to the extent that options and SARs granted under the plan, or granted under the prior plan and outstanding on the approval date of the plan, terminate, expire or are cancelled, forfeited, exchanged or surrendered after the effective date of the plan without being exercised or if any share awards, share units, dividend equivalents or other share-based awards are forfeited or terminated, or otherwise not paid in full, after the effective date of the plan, the shares subject to such grants become available again for purposes of the plan.

Note 3 – Under the 2006 Incentive Award Plan, awards or portions of awards that, by their terms, are payable only in cash do not reduce the number of shares that remain available for issuance under the plan (the number in column (c)). During 2009, a total of 1,030,824 cash-payable share units plus cash-payable dividend equivalents with respect to 379,979 of those share units were granted under the plan. This number includes an incremental change in the cash-payable portion of the 2007 and 2008 incentive performance unit award grants described in Note 4 below, a separate 2009 incentive performance unit award grant payable solely in cash, and 2009 grants of share units (some of which include rights to cash dividend equivalents) payable solely in cash. Payments are subject to the conditions of the individual grants, including, where applicable, the achievement of any performance goals or service requirement established for such grants. The comparable amount for 2007 was 189,581 cash-payable share units plus cash-payable dividend equivalents with respect to 68,288 share-payable restricted share units and the comparable amount for 2008 was 371,302 cash-payable share units plus cash-payable dividend equivalents with respect to 91,449 cash-payable restricted share units.

Note 4 – These incentive performance unit awards provide for the issuance of shares of common stock (up to a target number of shares) based on the degree to which corporate performance goals established by the Personnel and Compensation Committee (Committee) have been achieved, and, if a premium level of such performance is achieved, for further payment in cash. The numbers in column (a) of this table for these awards reflect the maximum number of shares that could be issued pursuant to grants outstanding at December 31, 2009 upon achievement of the performance goals and other conditions of the grants. Grants under the 2006 Incentive Award Plan were made in the first quarter of 2007 and the first quarter of 2008.

Note 5 – The 1996 Executive Incentive Award Plan is a shareholder-approved plan that enables PNC to pay annual bonuses to its senior executive officers based upon the achievement of specified levels of performance. The plan as amended and restated as of January 1, 2007 was adopted by the Board on February 14, 2007 and approved by the PNC shareholders at the 2007 annual meeting on April 24, 2007. The plan does not specify a fixed share amount for awards under the plan. Rather, it provides for maximum bonus awards for a given period (generally a year) for each individual plan participant of 0.2% of incentive income for that period. Incentive income is based on PNC’s consolidated pre-tax net income as further adjusted for the impact of changes in tax law, extraordinary items, discontinued operations, acquisition and merger integration costs, and for the impact of PNC’s obligation to fund certain BlackRock long-term incentive programs. Although the size of awards under the plan is dollar-denominated, payment may be made in cash, in stock, or in a combination of cash and stock. During 2009, PNC did not pay bonuses in the form of restricted stock from this plan.

Note 6 – The purchase price for shares sold under the plan represents 95% of the fair market value on the last day of each six-month offering period.

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

Note 8 – The National City Corporation 2004 Deferred Compensation Plan provided eligible employees the opportunity to defer the receipt of cash compensation which would have otherwise been received as salary, as variable pay, or as an incentive award and provided participants with nonelective deferred compensation. The plan was frozen in December 2008 as to new deferral elections and nonelective deferred compensation earned after 2008. Deferred compensation already in the plan at that time, or contributed to the plan pursuant to previous deferral elections, is credited with gains or losses based upon investment options made available from time to time, and, as such, there is no weighted-average exercise price. The plan does not limit the number of shares that may be issued for the plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Director and Executive Officer Relationships – Director Independence, – Transactions with Directors,

– Indemnification and Advancement of Costs, and – Related Person Transactions Policies and Procedures” in our Proxy Statement to be filed for the 2010 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Item 2 – Ratification of the Audit Committee’s Selection of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2010” in our Proxy Statement to be filed for the 2010 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2009 and 2008 and for each of the three years ended December 31, 2009 are filed with this Report as Exhibit 99.2 and incorporated herein by reference.

EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-8 of this Form 10-K are filed with this Report or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.

(Registrant)

By:	/s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President and Chief Financial Officer
March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 10, 2010.

Signature	Capacities

/s/ James E. Rohr James E. Rohr	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard J. Johnson Richard J. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Samuel R. Patterson Samuel R. Patterson	Senior Vice President and Controller (Principal Accounting Officer)

* Richard O. Berndt; Charles E. Bunch; Paul W. Chellgren; Robert N. Clay; Kay Coles James; Richard B. Kelson; Bruce C. Lindsay; Anthony A. Massaro; Jane G. Pepper; Donald J. Shepard; Lorene K. Steffes; Dennis F. Strigl; Stephen G. Thieke; Thomas J. Usher; George H. Walls, Jr.; and Helge H. Wehmeier	Directors

*By:	/s/ George P. Long, III
George P. Long, III, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1	Agreement and Plan of Merger, dated as of October 24, 2008, by and between the Corporation and National City Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed October 30, 2008

3.1	Articles of Incorporation of the Corporation, as amended effective as of January 2, 2009	Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K)

3.2	By-Laws of the Corporation, as amended and restated effective as of February 12, 2009	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K filed February 19, 2009

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

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series A	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.3	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.4	Terms of $1.60 Cumulative Convertible Preferred Stock, Series C	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.5	Terms of $1.80 Cumulative Convertible Preferred Stock, Series D	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.6	Terms of 7.00% Non-Cumulative Preferred Stock, Series H	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.7	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.8	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.9	Terms of Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series K	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.10	Terms of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.11	Terms of Non-Cumulative Perpetual Preferred Stock, Series M	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.12	Terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series N	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.13	Warrant for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed January 2, 2009

4.14	Letter Agreement dated December 31, 2008 by and between the Corporation and the United States Department of the Treasury	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed January 2, 2009

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

4.16	Second Supplemental Indenture, dated as of December 31, 2008, between the Corporation and The Bank of New York evidencing the succession of the Corporation to National City	Incorporated herein by reference to Exhibit 4.16 to the Corporation’s 2008 Form 10-K

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

Incorporated herein by reference to Exhibit 4.7 of the Form 8-A filed by National City Corporation (Commission File No. 001-10074) on January 30, 2008

4.20	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.9 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (3rd Quarter 2004 Form 10-Q)

4.21	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.10 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.22	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.23	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.12 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.24	Exchange Agreement, dated March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II	Incorporated herein by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K filed March 30, 2007

4.25	First Supplemental Indenture, dated as of February 13, 2008, between the Corporation and The Bank of New York	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K filed February 13, 2008

4.26	Exchange Agreement, dated February 14, 2008, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust III	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed February 19, 2008

10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (2nd Quarter 2004 Form 10-Q)*

10.2	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 to the Corporation’s 2008 Form 10-K*

10.3	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Filed herewith*

10.4	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.5	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 to the Corporation’s 2008 Form 10-K*

10.6	Amendment 2009-1 to the Corporation’s ERISA Excess Plan as amended and restated as of January 1, 2009	Filed herewith*

10.7	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.8	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2008 Form 10-K*

10.9	Amendment 2009-1 to the Corporation’s Key Executive Equity Program as amended and restated as of January 1, 2009	Filed herewith*

10.10	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.11	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.12	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (2nd Quarter 2009 Form 10-Q)*

10.13	Amendment 2009-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Filed herewith*

10.14	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.15	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.16	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 to the Corporation’s 2nd Quarter 2009 Form 10-Q*

10.17	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Filed herewith*

10.18	AJCA transition amendments to the Corporation’s Supplemental Incentive Savings Plan and the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K)*

10.19	Further AJCA transition amendments to the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.12 to the Corporation’s 2008 Form 10-K*

10.20	The Corporation’s 2006 Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.53 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008*

10.21	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.22	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K)*

10.23	1992 Director Share Incentive Plan	Incorporated herein by reference to Exhibit 10.11 of the 2007 Form 10-K*

10.24	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.12 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (1st Quarter 2004 Form 10-Q)*

10.25	The Corporation’s Directors Deferred Compensation Plan, effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.14 of the Corporation’s 2007 Form 10-K*

10.26	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q*

10.27	The Corporation’s Outside Directors Deferred Stock Unit Plan, effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s 2007 Form 10-K*

10.28	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (3rd Quarter 2005 Form 10-Q)*

10.29	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.30	The Corporation’s Employee Stock Purchase Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.18 of the Corporation’s 2007 Form 10-K

10.31	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the Corporation on December 31, 2008

10.32	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.33	2005 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K)*

10.34	2006 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2005 Form 10-K*

10.35	Forms of employee stock option and restricted stock agreements under 2006 Incentive Award Plan	Incorporated by reference to Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*

10.36	2006 forms of employee incentive performance unit and senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 (2006 Form 10-K)*

10.37	2007 forms of employee stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.21 of the Corporation’s 2006 Form 10-K*

10.38	2006-2007 forms of employee incentive performance units agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (2nd Quarter 2007 Form 10-Q)*

10.39	2008 forms of employee stock option and restricted stock/share unit agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 2007 Form 10-K*

10.40	2008 forms of employee performance units agreements	Incorporated herein by reference to Exhibit 10.33 to the Corporation’s 2008 Form 10-K*

10.41	Form of employee stock option agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.42	Form of employee restricted stock agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.43	Form of employee stock option agreement with performance vesting schedule	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.44	2009 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated by reference to Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009*

10.45	Form of agreement regarding portion of salary payable in stock units	Incorporated by reference to Exhibit 10.63 to the Corporation’s Current Report on Form 8-K filed August 21, 2009*

10.46	Form of agreement for long-term restricted stock	Incorporated by reference to Exhibit 10.64 to the Corporation’s Current Report on Form 8-K filed December 23, 2009*

10.47	Form of agreement for long-term stock	Incorporated by reference to Exhibit 10.65 to the Corporation’s Current Report on Form 8-K filed December 23, 2009*

10.48	2010 forms of employee stock option, restricted stock, and restricted share unit agreements	Filed herewith*

10.49	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.50	2005 form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*

10.51	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.39 to the Corporation’s 2008 Form 10-K*

10.52	Form of Change in Control Employment Agreements	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed September 12, 2008*

10.53	Form of former senior officer change in control severance agreement	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996*

10.54	Forms of first amendment to former senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000*

10.55	Forms of second amendment to former senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.56	Forms of third amendment to former senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 1st Quarter 2004 Form 10-Q*

10.57	Form of former other officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.31 of the 3rd Quarter 2004 Form 10-Q*

10.58	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.59	BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan

Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) for the quarter ended September 30, 2002 (BlackRock Holdco 2 3rd Quarter 2002 Form 10-Q)

10.60	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) for the quarter ended March 31, 2004

10.61	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the Annual Report on Form 10-K of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) for the year ended December 31, 2004

10.62	Share Surrender Agreement, dated October 10, 2002, among BlackRock, Inc., PNC Asset Management, Inc., and the Corporation	Incorporated herein by reference to the BlackRock Holdco 2 3rd Quarter 2002 Form 10-Q

10.63	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among BlackRock, Inc., PNC Bancorp, Inc. and the Corporation	Incorporated herein by reference to the Current Report on Form 8-K of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) filed February 22, 2006 (BlackRock Holdco 2 February 22, 2006 Form 8-K)

10.64	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed June 14, 2007

10.65	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.66	Implementation and Stockholder Agreement, dated as of February 15, 2006, among BlackRock, Inc., New Boise, Inc. and the Corporation	Incorporated herein by reference to the BlackRock Holdco 2 February 22, 2006 Form 8-K

10.67	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.68	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed June 17, 2009

10.69	Exchange Agreement by and between the Corporation and BlackRock, Inc. dated as of December 26, 2008	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of BlackRock, Inc. (Commission File No. 001-33099) filed December 29, 2008

10.70

PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q

10.71	Agreement and Plan of Merger dated as of October 24, 2008 by and between the Corporation and National City Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed October 30, 2008

10.72	Warrant for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed January 2, 2009

10.73	Letter Agreement dated December 31, 2008 by and between the Corporation and the United States Department of the Treasury	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed January 2, 2009

10.74	Stock Purchase Agreement, dated as of February 1, 2010, by and between the Corporation and The Bank of New York Mellon Corporation	Incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1

Form of Order of the Securities and Exchange Commission Instituting Public Administrative Procedures Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order

Incorporated herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated and filed July 18, 2002

99.2	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2009 and 2008 and for each of the three years ended December 31, 2009	Filed herewith

99.3	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith

99.4	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith

101	Interactive Data File (XBRL)	Filed herewith

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, to filings by National City Corporation are to SEC File No. 001-10074, to filings by BlackRock through its second quarter 2006 Form 10-Q are to BlackRock Holdco 2, Inc. SEC File No. 001-15305, and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

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