Form 10-Q
period 2010-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2010-05-07
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes  ☐    No   ☒

As of April 30, 2010, there were 526,050,424 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to First Quarter 2010 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended March 31
Unaudited	2010	2009
FINANCIAL PERFORMANCE (a)
Revenue
Net interest income	$2,379	$2,320
Noninterest income	1,384	1,366
Total revenue	3,763	3,686
Noninterest expense	2,113	2,158
Pretax, pre-provision earnings (b)	$1,650	$1,528
Provision for credit losses	$751	$880
Income from continuing operations before noncontrolling interests	$648	$520
Income from discontinued operations, net of income taxes (c)	$23	$10
Net income	$671	$530
Net income attributable to common shareholders	$333	$460
Diluted earnings per common share
Continuing operations	$.61	$1.01
Discontinued operations (c)	.05	.02
Net income	$.66	$1.03
Cash dividends declared per common share	$.10	$.66
Total preferred dividends declared	$93	$51
TARP Capital Purchase Program preferred dividends (d)	$89	$47
Impact of TARP Capital Purchase Program preferred dividends per diluted common share	$.18	$.11
PERFORMANCE RATIOS
From continuing operations
Noninterest income to total revenue	37%	37%
Efficiency (e)	56	59
From net income
Net interest margin (f)	4.24%	3.81%
Return on:
Average common shareholders’ equity	5.37	10.23
Average assets	1.02	.77

See page 52 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	PNC believes that pre-tax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate its ability to provide for credit costs through operations.
(c)	Includes results of operations for PNC Global Investment Servicing Inc. See Pending Sale of PNC Global Investment Servicing in the Executive Summary section of the Financial Review section of this Report and Note 2 Divestiture in the Notes To Consolidated Financial Statements of this Report for additional information.
(d)	PNC redeemed the Series N (TARP) Preferred Stock on February 10, 2010.
(e)	Calculated as noninterest expense divided by total revenue.
(f)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from Federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended March 31, 2010 and March 31, 2009 were $18 million and $15 million, respectively.

CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	March 31 2010	December 31 2009	March 31 2009
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$265,396	$269,863	$286,422
Loans	157,266	157,543	171,373
Allowance for loan and lease losses	5,319	5,072	4,299
Interest-earning deposits with banks	607	4,488	14,783
Investment securities	57,606	56,027	46,253
Loans held for sale	2,691	2,539	4,045
Goodwill and other intangible assets	12,714	12,909	12,178
Equity investments	10,256	10,254	8,215
Noninterest-bearing deposits	43,122	44,384	40,610
Interest-bearing deposits	139,401	142,538	154,025
Total deposits	182,523	186,922	194,635
Transaction deposits	126,420	126,244	118,869
Borrowed funds	42,461	39,261	48,459
Shareholders’ equity	26,818	29,942	26,477
Common shareholders’ equity	26,466	22,011	18,546
Accumulated other comprehensive loss	1,288	1,962	3,289
Book value per common share	50.32	47.68	41.67
Common shares outstanding (millions)	526	462	445
Loans to deposits	86%	84%	88%

ASSETS UNDER ADMINISTRATION (billions)
Discretionary assets under management	$105	$103	$96
Nondiscretionary assets under administration	104	102	120
Total assets under administration	$209	$205	$216

CAPITAL RATIOS
Tier 1 risk-based (b)	10.3%	11.4%	10.0%
Tier 1 common	7.9	6.0	4.9
Total risk-based (b)	13.9	15.0	13.6
Leverage (b)	8.8	10.1	8.9
Common shareholders’ equity to assets	10.0	8.2	6.5

ASSET QUALITY RATIOS
Nonperforming loans to total loans	3.66%	3.60%	1.73%
Nonperforming assets to total loans and foreclosed and other assets	4.14	3.99	2.05
Nonperforming assets to total assets	2.46	2.34	1.23
Net charge-offs to average loans (for the three months ended) (annualized)	1.77	2.09	1.01
Allowance for loan and lease losses to total loans	3.38	3.22	2.51
Allowance for loan and lease losses to nonperforming loans	92	89	145
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	The regulatory minimums are 4.0% for Tier 1, 8.0% for Total, and 4.0% for Leverage ratios. The well-capitalized levels are 6.0% for Tier 1, 10.0% for Total, and 5.0% for Leverage ratios.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2009 Annual Report on Form 10-K (2009 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business and regulatory risks, see the Risk Management section in this Financial Review and Items 1A and 7 of our 2009 Form 10-K and Item 1A included in Part II of this Report. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Estimates And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and those anticipated in the forward-looking statements included in this Report. See Note 19 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income from continuing operations before noncontrolling interests as reported on a generally accepted accounting principles (GAAP) basis.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, residential mortgage banking and global investment servicing, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Virginia, Missouri, Delaware, Washington, D.C., and Wisconsin. PNC also provides certain products and services internationally.

REPURCHASE OF OUTSTANDING TARP PREFERRED STOCK

As further described in our 2009 Form 10-K, on December 31, 2008, we issued $7.6 billion of Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock), and a related warrant for common stock to the US Department of the Treasury (US Treasury) under the US Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.

As approved by the Federal Reserve Board, the US Treasury and our other banking regulators, on February 10, 2010, we redeemed all 75,792 shares of our Series N Preferred Stock held by the US Treasury for $7.6 billion in cash. We used the net proceeds from our February 2010 common stock and senior notes offerings, described further in the Liquidity Risk Management section of this Financial Review, and other available funds to redeem the Series N Preferred Stock.

Dividends of $89 million were paid on February 10, 2010 when the Series N Preferred Stock was redeemed. PNC paid total dividends of $421 million to the US Treasury while the Series N Preferred Stock was outstanding.

We did not exercise our right to seek to repurchase the related warrant at the time we redeemed the Series N Preferred Stock. See Note 20 Subsequent Event in the Notes To Consolidated Financial Statements of this Report regarding the May 2010 exchange of this warrant for 16,885,192 warrants, each to purchase one share of PNC common stock, and the sale of such warrants by the US Treasury in a secondary public offering.

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

Results of operations of GIS are presented as income from discontinued operations, net of income taxes, on our Consolidated Income Statement for the periods presented in this Report. Further information regarding the pending sale of GIS is included in Note 2 Divestiture in our Notes To Consolidated Financial Statements in this Report and in Item 1A Risk Factors in our 2009 Form 10-K. As a result of its pending sale, GIS is no longer a reportable business segment.

NATIONAL CITY INTEGRATION COSTS

We expect to incur pretax merger and integration costs in 2010 of approximately $285 million in connection with our

December 31, 2008 acquisition of National City Corporation (National City), including $113 million recognized in the first quarter of 2010. We recognized National City-related pretax merger and integration costs of $421 million in 2009, including $52 million in the first quarter, and $575 million pretax in the fourth quarter of 2008. The transaction is expected to result in the reduction of more than $1.5 billion of combined company annualized noninterest expense through the elimination of operational and administrative redundancies.

We continue to integrate the businesses and operations of National City with those of PNC.

KEY STRATEGIC GOALS

We manage our company for the long term and are focused on re-establishing a moderate risk profile while maintaining strong capital and liquidity positions, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business.

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

We are focused on our strategies for quality growth. We are committed to re-establishing a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. We made substantial progress in transitioning our balance sheet throughout 2009 and in the first quarter of 2010, working to institute our moderate risk philosophy throughout our expanded franchise. Our actions have created a well-positioned balance sheet, strong bank level liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

We also continue to be focused on building capital in the current environment characterized by economic and regulatory uncertainty. See the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

Since the middle of 2007 and with a heightened level of activity during 2008 and 2009, there has been unprecedented turmoil, volatility and illiquidity in worldwide financial markets, accompanied by uncertain prospects for sustaining the moderate economic recovery that began last year. In addition, there have been dramatic changes in the competitive landscape of the financial services industry during this time.

Items 1 and 7 of our 2009 Form 10-K include information regarding efforts over the past 18 months by the Federal government, including the US Congress, the US Department of the Treasury, the Federal Reserve, the FDIC, and the Securities and Exchange Commission, to stabilize and restore confidence in the financial services industry that have impacted and will likely continue to impact PNC and our stakeholders. These efforts, which will continue to evolve, include the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and other legislative, administrative and regulatory initiatives, including the US Treasury’s TARP Capital Purchase Program, the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and the Federal Reserve’s Commercial Paper Funding Facility (CPFF).

Developments during the first quarter of 2010 related to these matters are summarized below.

TARP Capital Purchase Program

See Repurchase of Outstanding TARP Preferred Stock above and Note 14 Total Equity And Other Comprehensive Income in the Notes To Consolidated Financial Statements in this Report for additional information.

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

PNC did not issue any securities under the TLGP-Debt Guarantee Program during the first quarter of 2010.

From October 14, 2008 through December 31, 2009, PNC Bank, National Association (PNC Bank, N.A.) participated in the TLGP-Transaction Account Guarantee Program. Beginning January 1, 2010, PNC Bank, N.A. is no longer participating in this program.

Federal Reserve Commercial Paper Funding Facility (CPFF)

The CPFF commitment to purchase up to $5.4 billion of Market Street Funding LLC (Market Street) three-month commercial paper expired on February 1, 2010. Market Street had no borrowings under this facility in January 2010.

Public-Private Investment Fund Programs (PPIFs)

PNC did not participate in these programs during the first quarter of 2010 and is determining to what extent, if any, it will participate in these programs in the future.

Home Affordable Modification Program (HAMP)

As previously reported, PNC began participating in HAMP for GSE mortgages in May 2009 and for non-GSE mortgages in July 2009, and is evaluating participation in the Second Lien Program. This program is scheduled to terminate as of December 31, 2012.

Home Affordable Refinance Program (HARP)

As previously reported, PNC began participating in HARP in May 2009. The program is scheduled to terminate as of June 10, 2010.

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

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following:

•	General economic conditions, including the speed and stamina of the moderate economic recovery that began last year,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	The impact of legislative, regulatory and administrative initiatives, including those outlined above, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Progress toward completion of the integration of the National City acquisition,
•	The timely closing of our planned 2010 sale of GIS,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management, including achieving our cost savings targets associated with our National City integration, and creating positive pre-tax, pre-provision earnings,
•	Managing the distressed assets portfolio and other impaired assets,
•	Improving our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management leading to re-establishing our desired moderate risk profile, and
•	Actions we take within the capital and other financial markets.

SUMMARY FINANCIAL RESULTS

	Three months ended March 31
	2010	2009
Net income, in millions	$671	$530
Diluted earnings per common share
Continuing operations	$.61	$1.01
Discontinued operations	.05	.02
Net income	$.66	$1.03
Return from net income on:
Average common shareholders’ equity	5.37%	10.23%
Average assets	1.02%	.77%

Highlights of the first quarter of 2010 included the following:

•

We remain committed to responsible lending to support economic growth. Loans and commitments originated and renewed totaled approximately $32 billion in the first quarter. Since its inception, we have funded approximately 3,200 refinances totaling $.6 billion through HARP, and we have sent approximately 80,700 solicitations to eligible borrowers under HAMP through March 31, 2010. Trial Modification Plan offers under HAMP have been extended to approximately 21,700 eligible borrowers.

•

Loans totaled $157 billion at March 31, 2010 and decreased a nominal $.3 billion since year end. An increase in loans of $3.5 billion from consolidating Market Street, a variable interest entity, and the securitized credit card portfolio was offset by soft customer loan demand combined with loan repayments and payoffs in the distressed assets portfolio.

•

Deposits declined by $4.4 billion or 2% since year end as we continued to reduce nonrelationship certificates of deposit and other time deposits and effectively managed deposit pricing, reducing the rate paid on deposits to .81% in the first quarter of 2010 from .93% in the fourth quarter of 2009.

•	We remained core funded with a loan to deposit ratio of 86% at March 31, 2010, providing a strong bank liquidity position to support growth and stability.
•

Pretax pre-provision earnings of $1.7 billion were more than double the provision for credit losses of $.8 billion in the first quarter of 2010 driven by well-diversified revenue performance, exceptional expense management and reduced credit costs.

•

Total revenue was $3.8 billion for the quarter and reflected strong net interest income of $2.4 billion due to the benefit of deposit repricing. The net interest margin increased 19 basis points to 4.24% compared with the fourth quarter of 2009 due to the impact of deposit repricing and a reduction in low-rate interest-earning deposits with banks.

•	Expenses of $2.1 billion in the first quarter declined 4% compared with the linked quarter reflecting further progress in integrating the National City acquisition.
•

We expect to exceed our overall annualized cost savings goal related to the National City acquisition of $1.5 billion by the fourth quarter of 2010. This is $300 million higher and six months earlier than originally anticipated. As of mid-April 2010, we had successfully completed the conversion of more than 4 million customers at over 1,000 National City branches to the PNC platform. Remaining branch conversions are scheduled to be completed in June 2010.

•	The pace of credit quality deterioration during the first quarter continued to ease. Nonperforming assets increased $.2 billion from year end 2009 to $6.5 billion as of March 31, 2010, a lower increase compared with $.7 billion in the fourth quarter. Loan loss reserves increased by 5% primarily due to the consolidation of the securitized credit card portfolio. The allowance for loan and lease losses was increased to $5.3 billion, or 3.38% of total loans, as of March 31, 2010.

•

Common capital was strengthened during the first quarter with a $3.4 billion common equity offering. The Tier 1 common equity ratio increased by 190 basis points to 7.9% at March 31, 2010 from 6.0% at December 31, 2009. On a pro forma basis at March 31, 2010, our Tier 1 common capital ratio would have been an estimated 8.6% based on completion of the sale of GIS.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the first quarters of 2010 and 2009.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions, divestitures or consolidations of variable interest entities.

The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at March 31, 2010 compared with December 31, 2009.

Total average assets were $267.1 billion for the first three months of 2010 compared with $280.9 billion for the first three months of 2009.

Average interest-earning assets were $227.0 billion for the first quarter of 2010, compared with $244.2 billion in the first quarter of 2009. A decrease of $15.0 billion in loans was reflected in the decrease in average interest-earning assets.

Average noninterest-earning assets totaled $40.2 billion in the first three months of 2010 compared with $36.6 billion in the prior year period.

The decrease in average total loans reflected a decline in commercial loans of $11.8 billion and commercial real estate loans of $3.2 billion. Loans represented 70% of average interest-earning assets for the first three months of 2010 and 71% for the first three months of 2009.

Average securities available for sale increased $4.5 billion, to $50.7 billion, in the first quarter of 2010 compared with the first quarter of 2009. Average US Treasury and government agencies securities increased $6.3 billion compared with the first three months of 2009. Average commercial mortgage-backed securities increased $1.1 billion and average other debt securities increased $1.2 billion in the comparison. These increases were partially offset by a decline of $4.1 billion in average residential mortgage-backed securities compared with the prior year period.

Average securities held to maturity increased $2.5 billion, to $5.9 billion, in the first three months of 2010 compared with the first three months of 2009.

Total investment securities comprised 25% of average interest-earning assets for the first three months of 2010 and 20% for the first three months of 2009.

Average total deposits were $183.1 billion for the first quarter of 2010 compared with $192.2 billion for the first quarter of 2009. Average deposits declined from the prior year period primarily as a result of decreases in retail certificates of deposit and other time deposits, which were partially offset by increases in money market balances, demand and other noninterest-bearing deposits. Average total deposits represented 69% of average total assets for the first three months of 2010 and 68% for the first three months of 2009.

Average transaction deposits were $125.2 billion for the first three months of 2010 compared with $113.5 billion for the first three months of 2009.

Average borrowed funds were $42.3 billion for the first quarter of 2010 compared with $47.9 billion for the first quarter of 2009.

LINE OF BUSINESS HIGHLIGHTS

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Distressed Assets Portfolio

Total business segment earnings were $654 million for the first three months of 2010 and $701 million for the first three months of 2009. Highlights of results for the first three months of 2010 and 2009 are included below. The Business Segments Review section of this Financial Review includes a Results of Business-Summary table and further analysis of our business segment results over these periods including presentation differences from Note 19 Segment Reporting.

We provide a reconciliation of total business segment earnings to PNC consolidated income from continuing operations before noncontrolling interests as reported on a GAAP basis in Note 19 Segment Reporting.

Retail Banking

Retail Banking earned $24 million for the quarter compared with earnings of $50 million for the year-ago quarter. Earnings declined from the prior year quarter as a result of increased credit costs, lower interest credits assigned to deposits, and a decline in fees which were partially offset by well managed expenses. Retail Banking continued to maintain its focus on growing customers and deposits, customer and employee satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $360 million in the first quarter of 2010 compared with $359 million in the first quarter of 2009. Earnings were flat as a decrease in net interest income was offset by higher noninterest income and a lower provision for credit losses.

Asset Management Group

Asset Management Group earned $39 million for the first quarters of 2010 and 2009. Assets under administration were $209 billion at March 31, 2010. The quarter reflected higher noninterest income, lower provision for credit losses, and lower expenses from disciplined expense management. These improvements offset a decrease in net interest income from lower yields on loans in the first quarter of 2010.

Residential Mortgage Banking

Residential Mortgage Banking earned $82 million for the first quarter of 2010 compared with $227 million in the first quarter of 2009. Earnings decreased from the first quarter of 2009 primarily due to lower net hedging gains on mortgage servicing rights and reduced loan sales revenue.

BlackRock

Our BlackRock business segment earned $77 million in the first three months of 2010 and $23 million in the first three months of 2009. Improved capital market conditions and the impact of BlackRock’s December 2009 acquisition of Barclays Global Investors (BGI) contributed to higher earnings at BlackRock.

Distressed Assets Portfolio

The Distressed Assets Portfolio had earnings of $72 million for the first three months of 2010, compared to $3 million for the first three months of 2009. Earnings improved primarily due to lower provision for credit losses and lower noninterest expense.

Other

“Other” reported a net loss of $6 million for the first three months of 2010 compared with a net loss of $181 million for the first three months of 2009. The higher loss for the 2009 period reflected the after-tax impact in 2009 of higher other-than-temporary impairment charges compared with 2010 and alternative investment writedowns and equity management losses, which more than offset the impact of higher National City-related integration costs in the first quarter of 2010. Higher net gains on sales of securities in the first quarter of 2010 compared with the prior year first quarter also contributed to the smaller loss in the 2010 period.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first three months of 2010 was $671 million compared with $530 million for the first three months of 2009. Total revenue for the first three months of 2010 was $3.8 billion compared with $3.7 billion for the first three months of 2009. We expect total revenue for full year 2010 to be relatively stable with the level for full year 2009 apart from the impact of the $1.1 billion gain we recognized in the fourth quarter of 2009 in connection with BlackRock’s acquisition of BGI.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended March 31
Dollars in millions	2010	2009
Net interest income	$2,379	$2,320
Net interest margin	4.24%	3.81%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The increase in net interest income and net interest margin for the first quarter of 2010 compared with the first quarter of 2009 reflected our successful deposit pricing strategy as well as the benefit to the margin of a reduction in low-rate interest-earning deposits with banks. Our deposit strategy included the retention and repricing at lower rates of relationship-based certificates of deposit and the planned run off of maturing non-relationship certificates of deposit.

We have approximately $19 billion of certificates of deposit with an average rate of 2.4% that are scheduled to mature during the remainder of 2010. Assuming interest rates stay low, we believe that we will continue to reprice these deposits and lower our funding costs even further. We expect to retain approximately 80% of our relationship-based CDs in 2010, which is comparable with our first quarter 2010 results. This assumes our current expectations for interest rates and economic conditions – we include our current economic assumptions underlying our forward-looking statements in the Cautionary Statement Regarding Forward-Looking Information section of this Financial Review.

The net interest margin was 4.24% for the first three months of 2010 and 3.81% for the first three months of 2009. The following factors impacted the comparison:

•	A decrease in the rate accrued on interest-bearing liabilities of 75 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 63 basis points.
•

These factors were partially offset by a 21 basis point decrease in the yield on interest-earning assets. The yield on loans, which represented the largest portion of our earning assets in the first three months of 2010, decreased 22 basis points.

•	In addition, the impact of noninterest-bearing sources of funding decreased 11 basis points primarily due to the decline in interest rates.

For comparing to the broader market, the average Federal funds rate was .14% for the first quarter of 2010 compared with ..19% for the first quarter of 2009. We expect that net interest income and margin will remain relatively flat at least through the first half of 2010.

NONINTEREST INCOME

Summary

Noninterest income totaled $1.384 billion for the first three months of 2010, compared with $1.366 billion for the first three months of 2009.

Noninterest income was essentially flat compared with the prior year first quarter as higher asset management and corporate service fees and an increase in the net effect of net securities gains and other-than-temporary impairment (OTTI) losses on securities were substantially offset by declines in revenue related to residential mortgage servicing activities, consumer service fees and service charges on deposits.

Additional Analysis

Asset management revenue increased $70 million to $259 million in the first three months of 2010 compared with the first three months of 2009. This increase reflected improving equity markets and client growth. Assets managed at March 31, 2010 totaled $105 billion compared with $96 billion at March 31, 2009. Higher equity earnings from our BlackRock investment also contributed to the improved first quarter results.

For the first quarter of 2010, consumer services fees totaled $296 million compared with $316 million in the first quarter of 2009. Lower consumer service fees in the 2010 quarter resulted from lower brokerage fees and the impact of the consolidation of the securitized credit card portfolio partially offset by higher volume-related transaction fees.

Corporate services revenue totaled $268 million in the first three months of 2010 and $245 million in the first three months of 2009. The increase in the comparison was primarily due to higher commercial mortgage special servicing ancillary income. Corporate services fees include the noninterest component of treasury management fees, which continued to be a strong contributor to revenue.

Residential mortgage revenue totaled $147 million in the first quarter of 2010 and $431 million in the first quarter of 2009. The decline compared with the first quarter of 2009 was due to lower net hedging gains on mortgage servicing rights and reduced loan sales revenue related to strong loan origination refinance volume in the first quarter of 2009.

Service charges on deposits totaled $200 million for the first three months of 2010 and $224 million for the first three months of 2009. The decrease in the comparison was due to required branch divestitures and lower overdraft charges.

Net gains on sales of securities totaled $90 million for the first quarter of 2010 and $56 million for the first quarter of 2009. The net credit component of OTTI of securities recognized in earnings was a loss of $116 million in the first quarter of 2010, compared with a loss of $149 million in the first quarter of 2009.

Other noninterest income totaled $240 million for the first three months of 2010 compared with $54 million for the first three months of 2009. The first quarter of 2010 included trading income of $58 million and net gains on private equity and alternative investments of $57 million.

Other noninterest income for the first three months of 2009 included gains of $103 million related to our equity investment in BlackRock and net losses on private equity and alternative investments of $122 million.

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

We believe that as the economy recovers, there are greater opportunities for growth in client-related fee-based income. We also expect that the conversions of National City branches to the PNC platform this quarter, and those completed in April 2010 and the remaining branch conversions scheduled for June 2010, will create more product cross-selling opportunities.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management and capital markets-related products and services and commercial mortgage banking activities, that are marketed by several businesses to commercial and retail customers.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $298 million for the first three months of 2010 and $276 million for the first three months of 2009. This increase was primarily related to deposit growth and continued growth in legacy offerings such as purchasing cards and services provided to the Federal government and healthcare customers.

Revenue from capital markets-related products and services totaled $164 million in the first quarter of 2010 compared with $43 million in the first quarter of 2009. The increase was primarily due to a benefit from reduced impact of counterparty credit risk on valuations of customer derivative positions, higher underwriting revenue and an increase in merger and acquisition advisory fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $115 million in the first three months of 2010 compared with $94 million in the first three months of 2009. The increase in the comparison was due to a reduction in reserves for the DUS lending program and higher special servicing ancillary income which more than offset decreases in net valuation gains and net interest income on the held for sale portfolio.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $751 million for the first three months of 2010 compared with $880 million for the first three months of 2009. The lower provision in the 2010 period reflected economic factors that are beginning to stabilize.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

We believe that our provision for credit losses may have peaked in the fourth quarter of 2009 and that our provision for full year 2010 will be below the provision for 2009. Future provision levels will depend primarily on the level of nonperforming loans, our related coverage ratios, the pace of economic recovery and the nature of regulatory reforms.

NONINTEREST EXPENSE

Noninterest expense for the first three months of 2010 was $2.113 billion compared with $2.158 billion in the first three months of 2009, a decline of 2%. Lower noninterest expense in the first three months of 2010 was primarily due to the impact of higher cost savings related to the National City acquisition.

Integration costs included in noninterest expense totaled $102 million in the first quarter of 2010 compared with $52 million in the first quarter of 2009.

Annualized National City acquisition cost savings of approximately $1.4 billion were realized by the first quarter of 2010. We expect to exceed our overall annualized cost savings goal related to the National City acquisition of $1.5 billion by the fourth quarter of 2010. This is $300 million higher and six months earlier than originally anticipated.

EFFECTIVE TAX RATE

The effective tax rate was 27.9% in the first quarter of 2010 compared with 19.8% in the first quarter of 2009. The effective tax rate was lower in the first quarter of 2009 primarily as a result of relatively equal levels of favorable permanent differences (tax exempt income, tax credits and dividend received deductions) on lower pretax income in 2009. We anticipate that the effective tax rate will be approximately 27% for the remainder of 2010, excluding the impact of the anticipated gain on the pending sale of GIS.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	March 31 2010	Dec. 31 2009
Assets
Loans	$157,266	$157,543
Investment securities	57,606	56,027
Cash and short-term investments	7,132	13,290
Loans held for sale	2,691	2,539
Goodwill and other intangible assets	12,714	12,909
Equity investments	10,256	10,254
Other	17,731	17,301
Total assets	$265,396	$269,863
Liabilities
Deposits	$182,523	$186,922
Borrowed funds	42,461	39,261
Other	10,978	11,113
Total liabilities	235,962	237,296
Total shareholders’ equity	26,818	29,942
Noncontrolling interests	2,616	2,625
Total equity	29,434	32,567
Total liabilities and equity	$265,396	$269,863

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

The decline in total assets at March 31, 2010 compared with December 31, 2009 was primarily due to lower interest-earning deposits with banks. Total assets at March 31, 2010 included $5.2 billion of assets related to Market Street and a credit card securitization trust as more fully described in the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements of this Report.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $3.0 billion at March 31, 2010 and $3.2 billion at December 31, 2009, respectively. The balances do not include accretable net interest on the purchased impaired loans.

Loans decreased $.3 billion, or less than 1%, as of March 31, 2010 compared with December 31, 2009. An increase in loans of $3.5 billion from consolidating Market Street and the securitized credit card portfolio was offset by soft customer loan demand combined with loan repayments and payoffs in the distressed assets portfolio.

Loans represented 59% of total assets at March 31, 2010 and 58% of total assets at December 31, 2009. Commercial lending represented 53% of the loan portfolio and consumer lending represented 47% at March 31, 2010.

Details Of Loans

In millions	March 31 2010	Dec. 31 2009
Commercial
Retail/wholesale	$9,557	$9,515
Manufacturing	9,863	9,880
Other service providers	8,528	8,256
Real estate related (a)	7,379	7,403
Financial services	4,654	3,874
Health care	2,998	2,970
Other	11,724	12,920
Total commercial	54,703	54,818
Commercial real estate
Real estate projects	14,535	15,582
Commercial mortgage	7,415	7,549
Total commercial real estate	21,950	23,131
Equipment lease financing	6,111	6,202
TOTAL COMMERCIAL LENDING	82,764	84,151
Consumer
Home equity
Lines of credit	24,040	24,236
Installment	11,390	11,711
Education	8,320	7,468
Automobile	2,206	2,013
Credit card and other unsecured lines of credit	4,962	3,536
Other	4,316	4,618
Total consumer	55,234	53,582
Residential real estate
Residential mortgage	17,599	18,190
Residential construction	1,669	1,620
Total residential real estate	19,268	19,810
TOTAL CONSUMER LENDING	74,502	73,392
Total loans	$157,266	$157,543
(a)	Includes loans to customers in the real estate and construction industries.

Total loans in the table above include purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008, amounting to $9.7 billion, or 6% of total loans, at March 31, 2010, and $10.3 billion, or 7% of total loans, at December 31, 2009.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $32 billion for the first quarter of 2010, including originations for first mortgages of $2 billion.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Commercial lending is the largest category and is the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated $3.3 billion, or 62%, of the total allowance for loan and lease losses at March 31, 2010 to these loans. We allocated $2.0 billion, or 38%, of the total allowance at that date to consumer lending. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Higher Risk Loans

Our loan portfolio contains higher risk loans that are more likely to result in credit losses. We established specific and pooled reserves on the total commercial lending category, including higher risk loans, of $3.3 billion at March 31, 2010. This represented 62% of the total allowance for loan and lease losses of $5.3 billion at that date. The remaining 38% of the allowance for loan and lease losses pertained to the total consumer lending category. This category of loans is more homogenous in nature and has certain characteristics that can be assessed at a total portfolio level in terms of loans representing higher risk. We do not consider government insured/government guaranteed loans to be higher risk as we do not believe these loans will result in a significant loss because of their structure. These loans are excluded from the following assessment of higher risk loans.

Our home equity lines of credit and installment loans outstanding totaled $35.4 billion at March 31, 2010. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90%. Such loans totaled $1.2 billion or approximately 3% of the total home equity line and installment loans at March 31, 2010. These higher risk loans were concentrated in our geographic footprint with 28% in Pennsylvania, 14% in Ohio, 11% in New Jersey, 7% in Illinois, and 6% in Michigan, with the remaining loans dispersed across several other states. Option ARM loans and negative amortization loans in this portfolio were not significant. Within the higher risk home equity portfolio, approximately 11% are in some stage of delinquency and 6% are in late stage (90+ days) delinquency status.

In our $17.6 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90% totaled $.8 billion and comprised approximately 5% of this portfolio at March 31, 2010. Twenty-one percent of the higher risk loans are located in California, 14% in Florida, 11% in Illinois, 8% in Maryland, 5% in Pennsylvania, and 5% in New Jersey, with the remaining loans dispersed across several other states. Option ARM loans and negative amortization loans in this portfolio were not significant. Within the higher risk residential mortgage portfolio of $.8 billion, approximately 48% are in some stage of delinquency and 37% are in 90+ days late stage delinquency status.

Within our home equity lines of credit, installment loans and residential mortgage portfolios, approximately 5% of the aggregate $53.0 billion loan outstandings have loan-to-value ratios in excess of 100%. The impact of housing price depreciation is reflected in the allowance for loans and lease losses as a result of the consumer reserve methodology process. The consumer reserve process is sensitive to collateral values which in turn affect loan loss severity. While our consumer reserve methodology strives to reflect all significant risk factors, there is an element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information such as housing price depreciation. We provide additional reserves where appropriate to provide coverage for losses attributable to such risks.

We obtain updated property values annually for select residential mortgage loan portfolios. We are expanding this valuation process to update the property values on the majority of our real estate secured consumer loan portfolios.

Information related to purchased impaired loans, purchase accounting accretion and accretable net interest recognized during the first quarter of 2010 in connection with our acquisition of National City follows.

Valuation of FASB ASC 310-30 Purchased Impaired Loans

	December 31, 2008		December 31, 2009		March 31, 2010
Dollars in billions	Balance	Net Investment	Balance	Net Investment	Balance		Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$6.3		$3.5		$2.9
Purchase impaired mark	(3.4)		(1.3)		(1.0)
Recorded investment	2.9		2.2		1.9
Allowance for loan losses			(.2)		(.3)
Net investment	2.9	46%	2.0	57%	1.6		55%
Consumer and residential mortgage loans:
Unpaid principal balance	15.6		11.7		10.6
Purchase impaired mark	(5.8)		(3.6)		(2.8)
Recorded investment	9.8		8.1		7.8
Allowance for loan losses			(.3)		(.3)
Net investment	9.8	63%	7.8	67%	7.5		71%
Total FASB ASC 310-30 purchased impaired loans:
Unpaid principal balance	21.9		15.2		13.5
Purchase impaired mark (a)	(9.2)		(4.9)		(3.8)
Recorded investment	12.7		10.3		9.7
Allowance for loan losses			(.5)		(.6	)(b)
Net investment	$12.7	58%	$9.8	64%	$9.1		67%
(a)	Comprised of $5.5 billion of nonaccretable and $3.7 billion of accretable at December 31, 2008, $1.4 billion of nonaccretable and $3.5 billion of accretable at December 31, 2009, and $.2 billion of nonaccretable and $3.6 billion of accretable at March 31, 2010.
(b)	While additional impairment reserves of $.6 billion have been provided for further deterioration, incremental accretable interest of $1.4 billion has been reclassified since acquisition date on those purchased impaired loans with improving estimated cash flows.

The unpaid principal balance of purchased impaired loans declined from $21.9 billion at December 31, 2008 to $13.5 billion at March 31, 2010 due to amounts determined to be uncollectible, payoffs and disposals. The remaining purchased impaired mark at March 31, 2010 was $3.8 billion and declined from $9.2 billion at December 31, 2008 primarily due to amounts determined to be uncollectible. The net investment of $12.7 billion at December 31, 2008 declined to $9.1 billion at March 31, 2010 primarily due to payoffs, disposals and further impairment partially offset by accretion during 2009 and the first three months of 2010. At March 31, 2010, our largest purchased impaired loan was $32 million.

We currently expect to collect total cash flows of $13.3 billion on purchased impaired loans, representing the $9.7 billion recorded investment at March 31, 2010 and the accretable net interest of $3.6 billion shown in the Accretable Net Interest table that follows.

Purchase Accounting Net Interest Accretion

In millions	Three months ended March 31 2010	Three months ended March 31 2009
Non-impaired loans	$112	$322
Impaired loans	265	257
Reversal of contractual interest on impaired loans	(134)	(223)
Net impaired loans	131	34
Securities	11	31
Deposits	167	312
Borrowings	(56)	(85)
Total	$365	$614

Cash received in excess of recorded investment from sales or payoffs of impaired commercial loans (cash recoveries) totaled $75 million for the first quarter of 2010.

Accretable Net Interest

In billions	Dec. 31 2008	Dec. 31 2009	March 31 2010
Non-impaired loans	$2.4	$1.6	$1.5
Impaired loans (a)	3.7	3.5	3.6
Total loans (gross)	6.1	5.1	5.1
Securities	.2	.1	.1
Deposits	2.1	1.0	.9
Borrowings	(1.5)	(1.2)	(1.2)
Total	$6.9	$5.0	$4.9
(a)	Adjustments to accretable net interest include purchase accounting accretion, reclassifications from non-accretable to accretable interest as a result of increases in estimated cash flows, and reductions in the accretable amount as a result of the identification of additional purchased impaired loans as of the National City acquisition close date of December 31, 2008.

Accretable Net Interest – Purchased Impaired Loans

In billions
January 1, 2010	$3.5
Accretion (including cash recoveries)	(.3)
Net reclassifications from non-accretable to accretable	.5
Disposals	(.1)
March 31, 2010	$3.6

In billions
January 1, 2009	$3.7
Accretion (including cash recoveries)	(1.5)
Adjustments resulting from changes in purchase price allocation	.3
Net reclassifications from non-accretable to accretable	1.4
Disposals	(.3)
March 31, 2010	$3.6

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

In millions	March 31 2010	Dec. 31 2009
Commercial / commercial real estate (a)	$56,850	$60,143
Home equity lines of credit	20,229	20,367
Consumer credit card and other unsecured lines	18,248	18,800
Other	1,036	1,485
Total	$96,363	$100,795
(a)	Less than 3% of these amounts relate to commercial real estate.

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $12.5 billion at March 31, 2010 and $13.2 billion at December 31, 2009.

Unfunded credit commitments related to purchased customer receivables totaled $2.8 billion at March 31, 2010. These receivables are included due to the consolidation of Market Street and are now a component of PNC’s total unfunded credit commitments. These amounts are included in the preceding table within the “Commercial / commercial real estate” category.

In addition to credit commitments, our net outstanding standby letters of credit totaled $10.1 billion at March 31, 2010 and $10.0 billion at December 31, 2009. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $545 million at March 31, 2010 and $6.2 billion at December 31, 2009 and are included in the preceding table primarily within the “Commercial / commercial real estate” category. Due to the consolidation of Market Street, $5.4 billion of unfunded liquidity facility commitments were no longer included in the amounts in the preceding table as of March 31, 2010.

INVESTMENT SECURITIES

Details of Investment Securities

In millions	Amortized Cost	Fair Value
March 31, 2010
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$10,520	$10,539
Residential mortgage-backed
Agency	22,259	22,704
Non-agency	9,498	7,710
Commercial mortgage-backed
Agency	1,179	1,202
Non-agency	1,908	1,856
Asset-backed	1,842	1,531
State and municipal	1,374	1,376
Other debt	2,180	2,224
Corporate stocks and other	399	399
Total securities available for sale	$51,159	$49,541
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,295	$4,506
Asset-backed	3,761	3,850
Other debt	9	10
Total securities held to maturity	$8,065	$8,366
December 31, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$7,520
Residential mortgage-backed
Agency	24,076	24,438
Non-agency	10,419	8,302
Commercial mortgage-backed
Agency	1,299	1,297
Non-agency	4,028	3,848
Asset-backed	2,019	1,668
State and municipal	1,346	1,350
Other debt	1,984	2,015
Corporate stocks and other	360	360
Total securities available for sale	$53,079	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$2,225
Asset-backed	3,040	3,136
Other debt	159	160
Total securities held to maturity	$5,229	$5,521

The carrying amount of investment securities totaled $57.6 billion at March 31, 2010 and $56.0 billion at December 31, 2009. The Market Street consolidation was the largest component of the 3% increase in investment securities since December 31, 2009. Investment securities represented 22% of total assets at March 31, 2010 and 21% of total assets at December 31, 2009.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. Overall, we consider the portfolio to be well-diversified and high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 60% of the investment securities portfolio at March 31, 2010.

During the first quarter of 2010, we transferred $2.2 billion of available for sale commercial mortgage-backed non-agency securities to the held to maturity portfolio. The transfer involved high-quality securities where management’s intent to hold changed. In reassessing the classification of these securities, management considered the potential for the fair value of the securities to be adversely impacted, even where there is no indication of credit impairment.

At March 31, 2010, the securities available for sale portfolio included a net unrealized loss of $1.6 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2009 was a net unrealized loss of $2.3 billion. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. The decline in the net unrealized loss from December 31, 2009 was primarily the result of improving fair values in non-agency residential mortgage-backed and non-agency commercial mortgage-backed securities. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss from continuing operations, net of tax.

Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital. However, reductions in the credit ratings of these securities would have an impact on the determination of risk-weighted assets which could reduce our regulatory capital ratios. In addition, the amount representing the credit-related portion of OTTI on available for sale securities would reduce our earnings and regulatory capital ratios.

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 4.0 years at March 31, 2010 and 4.1 years at December 31, 2009.

We estimate that at March 31, 2010 the effective duration of investment securities was 2.8 years for an immediate 50 basis points parallel increase in interest rates and 2.4 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2009 were 2.9 years and 2.5 years, respectively.

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

	March 31, 2010
	Agency		Non-agency
Dollars in millions	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Asset-Backed Securities
Fair Value – Available for Sale	$22,704	$1,202	$7,710	$1,856	$1,531
Fair Value – Held to Maturity				4,506	3,850
Total Fair Value	$22,704	$1,202	$7,710	$6,362	$5,381
% of Fair Value:
By Vintage
2010	11%	8%			4%
2009	33%	56%		3%	27%
2008	14%	2%			16%
2007	9%	4%	18%	16%	18%
2006	10%	10%	22%	33%	18%
2005 and earlier	23%	20%	60%	48%	17%
Total	100%	100%	100%	100%	100%
By Credit Rating
Agency	100%	100%
AAA			10%	88%	62%
AA			6%	3%	9%
A			7%	4%	8%
BBB			9%	4%
BB			12%	1%	3%
B			19%		2%
Lower than B			37%		11%
No rating					5%
Total	100%	100%	100%	100%	100%
By FICO Score
>720			58%		4%
<720 and >660			32%		10%
<660					9%
No FICO score	N/A	N/A	10%	N/A	77%
Total			100%		100%

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

We recognize the credit portion of OTTI charges in current earnings for those debt securities where there is no intent to sell and it is not more likely than not that the entity would be required to sell the security prior to expected recovery. The remaining portion of OTTI charges is included in accumulated other comprehensive loss.

We recognized OTTI for the first three months of 2010 and 2009 as follows:

Other-Than-Temporary Impairments

	Three months ended March 31
In millions	2010	2009
Credit portion of OTTI losses (a)	$(116)	$(149)
Noncredit portion of OTTI losses (b)	(124)	(537)
Total OTTI losses	$(240)	$(686)
(a)	Reduction of noninterest income in our Consolidated Income Statement.
(b)	Included in accumulated other comprehensive loss on the Consolidated Balance Sheet.

Included below is detail on the net unrealized losses and OTTI credit losses recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent the portfolios that have generated the majority of the OTTI losses. A summary of all OTTI credit losses recognized for the first quarter of 2010 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report.

	March 31, 2010
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
AVAILABLE FOR SALE SECURITIES NON-AGENCY
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
By Credit Rating
AAA	$786	$(85)	$1,083	$21	$335	$(2)
Other Investment Grade (AA, A, BBB)	1,653	(210)	728	(57)	317	(22)
Total Investment Grade	2,439	(295)	1,811	(36)	652	(24)
BB	921	(223)	41	(18)	118	(24)
B	1,458	(393)	4	2	121	(29)
Lower than B	2,892	(877)			602	(213)
No Rating					34	(21)
Total Sub-Investment Grade	5,271	(1,493)	45	(16)	875	(287)
Total	$7,710	$(1,788)	$1,856	$(52)	$1,527	$(311)
Investment Grade:
OTTI has been recognized	$166	$(52)
No OTTI recognized to date	2,273	(243)	$1,811	$(36)	$652	$(24)
Total Investment Grade	$2,439	$(295)	$1,811	$(36)	$652	$(24)
Sub-Investment Grade:
OTTI has been recognized	$2,862	$(1,018)			$559	$(203)
No OTTI recognized to date	2,409	(475)	$45	$(16)	316	(84)
Total Sub-Investment Grade	$5,271	$(1,493)	$45	$(16)	$875	$(287)
SECURITIES HELD TO MATURITY NON-AGENCY
By Credit Rating
AAA			$4,506	$211	$2,975	$89
Other Investment Grade (AA, A, BBB)					579	5
Total Investment Grade			4,506	211	$3,554	94
BB					25	1
B					3
Lower than B
No Rating					254	(5)
Total Sub-Investment Grade					282	(4)
Total			$4,506	$211	$3,836	$90
(a)	Table excludes $4 million and $14 million of available for sale and held to maturity agency asset-backed securities, respectively.

Residential Mortgage-Backed Securities

At March 31, 2010, our residential mortgage-backed securities portfolio was comprised of $22.7 billion fair value of US government agency-backed securities and $7.7 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first quarter of 2010, we recorded OTTI credit losses of $73 million on non-agency residential mortgage-backed securities. As of March 31, 2010, $69 million of the year-to-date credit losses related to securities rated below investment grade. As of March 31, 2010, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for non-agency residential mortgage-backed securities totaled $1.1 billion and the related securities had a fair value of $3.0 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of

March 31, 2010 totaled $2.4 billion, with unrealized net losses of $475 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.4 billion at March 31, 2010 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $1.2 billion fair value at March 31, 2010 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage-backed securities recorded during the first quarter. The remaining fair value of the securities for which OTTI was previously recorded approximates zero. All of the previously impaired securities were rated below investment grade.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $5.4 billion at March 31, 2010 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first three months of 2010, we recorded OTTI credit losses of $43 million on asset-backed securities. All of the securities were collateralized by first and second lien residential mortgage loans and were rated below investment grade. As of March 31, 2010, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for asset-backed securities totaled $203 million and the related securities had a fair value of $559 million.

For the sub-investment grade investment securities for which we have not recorded an OTTI loss through March 31, 2010, the remaining fair value was $598 million, with unrealized net losses of $88 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further detail regarding our process for assessing OTTI for these securities.

If current housing and economic conditions were to continue for the foreseeable future or worsen, if market volatility and illiquidity were to continue or worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

LOANS HELD FOR SALE

In millions	March 31 2010	Dec. 31 2009
Commercial mortgages at fair value	$1,041	$1,050
Commercial mortgages at lower of cost or market	275	251
Total commercial mortgages	1,316	1,301
Residential mortgages at fair value	1,158	1,012
Other	217	226
Total	$2,691	$2,539

We stopped originating certain commercial mortgage loans designated as held for sale during the first quarter of 2008 and intend to continue pursuing opportunities to reduce these positions at appropriate prices. We sold $24 million of commercial mortgage loans held for sale carried at fair value in the first three months of 2010 and sold $115 million in the first three months of 2009.

We recognized net gains of $9 million in the first three months of 2010 on the valuation and sale of commercial mortgage loans held for sale, net of hedges compared with losses of $1 million in the comparable 2009 period.

Residential mortgage loan origination volume was $2.0 billion in the first quarter of 2010. Substantially all such loans were originated to agency or FHA standards. We sold $1.9 billion of loans and recognized related gains of $39 million during the first three months of 2010 compared with $6.3 billion and $175 million, respectively, for the first three months of 2009.

Net interest income on residential mortgage loans held for sale was $80 million for the first quarter of 2010 and $91 million for the first quarter of 2009.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	March 31 2010	Dec. 31 2009
Deposits
Money market	$86,427	$85,838
Demand	39,993	40,406
Retail certificates of deposit	45,394	48,622
Savings	6,963	6,401
Other time	956	1,088
Time deposits in foreign offices	2,790	4,567
Total deposits	182,523	186,922
Borrowed funds
Federal funds purchased and repurchase agreements	5,511	3,998
Federal Home Loan Bank borrowings	8,700	10,761
Bank notes and senior debt	12,638	12,362
Subordinated debt	10,001	9,907
Other	5,611	2,233
Total borrowed funds	42,461	39,261
Total	$224,984	$226,183

Total funding sources decreased $1.2 billion, or 1%, at March 31, 2010 compared with December 31, 2009.

Total deposits decreased $4.4 billion at March 31, 2010 compared with December 31, 2009. Deposits decreased in the comparison due to the withdrawal of corporate client balances in noninterest-bearing demand deposits, the continued reduction of non-relationship certificates of deposit and lower time deposits in foreign offices, partially offset by increased balances of interest-bearing transaction accounts.

Interest-bearing deposits represented 76% of total deposits at both March 31, 2010 and December 31, 2009.

Total borrowed funds increased $3.2 billion since December 31, 2009. In February 2010, PNC Funding Corp issued $2.0 billion of senior notes as described further in the Liquidity Risk Management section of this Financial Review. In addition, other borrowed funds at March 31, 2010 included an increase in commercial paper borrowings of $3.1 billion primarily due to the consolidation of Market Street.

Capital

PNC increased common equity during the first quarter of 2010 as outlined below. We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity decreased $3.1 billion, to $26.8 billion, at March 31, 2010 compared with December 31, 2009 primarily due to the following:

•

A decline of $7.3 billion in capital surplus preferred stock in connection with our February 2010 redemption of the Series N Preferred Stock as explained further in the Executive Summary section of this Financial Review,

•	The first quarter 2010 issuance of 63.9 million shares of common stock in an underwritten offering at $54 per share resulted in a $3.4 billion increase in total shareholders’ equity, and
•

A decline of $.7 billion in accumulated other comprehensive loss primarily as a result of decreases in net unrealized securities losses as more fully described in the Investment Securities portion of this Consolidated Balance Sheet Review.

Common shares outstanding were 526 million at March 31, 2010 and 462 million at December 31, 2009. Our first quarter 2010 common stock offering referred to above drove this increase.

We expect to continue to increase our common equity as a proportion of total capital through growth in retained earnings and will consider other capital opportunities as appropriate.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares during first quarter 2010 under this program and, as described in our 2009 Form 10-K, were restricted from doing so under the TARP Capital Purchase Program prior to our February 2010 redemption of the Series N Preferred Stock.

Risk-Based Capital

Dollars in millions	March 31 2010	Dec. 31 2009
Capital components
Shareholders’ equity
Common	$26,172	$21,967
Preferred	646	7,975
Trust preferred capital securities	3,000	2,996
Noncontrolling interests	1,698	1,611
Goodwill and other intangible assets	(10,518)	(10,652)
Eligible deferred income taxes on goodwill and other intangible assets	705	738
Pension, other postretirement benefit plan adjustments	421	542
Net unrealized securities losses, after-tax	1,089	1,575
Net unrealized losses (gains) on cash flow hedge derivatives, after-tax	(244)	(166)
Other	(63)	(63)
Tier 1 risk-based capital	22,906	26,523
Subordinated debt	5,277	5,356
Eligible allowance for credit losses	2,827	2,934
Total risk-based capital	$33,010	$34,813
Tier 1 common capital
Tier 1 risk-based capital	$22,906	$26,523
Preferred equity	(646)	(7,975)
Trust preferred capital securities	(3,000)	(2,996)
Noncontrolling interests	(1,698)	(1,611)
Tier 1 common capital	$17,562	$13,941
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$223,426	$232,257
Adjusted average total assets	259,078	263,103
Capital ratios
Tier 1 risk-based	10.3%	11.4%
Tier 1 common	7.9	6.0
Total risk-based	13.9	15.0
Leverage	8.8	10.1

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through the economic downturn. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although this metric is not provided for in the regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2010 capital levels were aligned with them.

PNC’s Tier 1 risk-based capital ratio decreased by 110 basis points to 10.3% at March 31, 2010 from 11.4% at

December 31, 2009 due to our redemption of the Series N Preferred Stock. See Repurchase of Outstanding TARP Preferred Stock in the Executive Summary section of this Financial Review.

Our Tier 1 common capital ratio was 7.9% at March 31, 2010, an increase of 190 basis points compared with 6.0% at December 31, 2009. Our first quarter earnings and common stock offering were reflected in the higher Tier 1 common capital ratio.

Our Tier 1 risk-based capital ratio and our Tier 1 common capital ratio would have been 11.0% and 8.6%, respectively, at March 31, 2010 had they included the estimated net impact of the pending sale of GIS. A reconciliation of these ratios reflecting the impact of the pending sale of GIS to the ratios set forth in the Risk-Based Capital table above follows:

Dollars in billions	Tier 1 risk-based	Tier 1 common
Ratios – as reported	10.3%	7.9%
Capital – as reported	$22.9	$17.6
Adjustment:
Net impact of pending 2010 sale of GIS (a)	1.6	1.6
Capital – pro forma	$24.5	$19.2
Ratios – pro forma	11.0%	8.6%
(a)	The estimated net impact of this pending sale is as follows:

Dollars in billions
Sales price	$2.3
Less:
Book equity / intercompany debt	(1.5)
Pretax gain	.8
Income taxes	(.3)
After-tax gain	.5
Elimination of net intangible assets:
Goodwill and other intangible assets	1.3
Eligible deferred income taxes on goodwill and other intangible assets	(.2)
Net intangible assets	1.1
Estimated net impact of pending sale of GIS	$1.6

We believe that the disclosure of these ratios reflecting the estimated impact of the pending sale of GIS provides additional meaningful information regarding the risk-based capital ratios at that date and the impact of this event on these ratios.

If the sale of GIS is not completed by November 1, 2010, we will be required, on or before that date, to raise $700 million in additional Tier 1 common capital. We would do this either through the sale of assets approved by the Federal Reserve Board and/or through the issuance of additional common stock.

At March 31, 2010, PNC Bank, N.A., our domestic bank subsidiary, was considered “well capitalized” based on US regulatory capital ratio requirements, which are indicated on page 2 of this Report. We believe PNC Bank, N.A. will continue to meet these requirements during 2010.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review, and
•	Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

On January 1, 2010, we adopted ASU 2009-17 – Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. VIEs are assessed for consolidation under Topic 810 when we hold variable interests in these entities. PNC consolidates VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Effective January 1, 2010, we consolidated Market Street, a credit card securitization trust, and certain Low Income Housing Tax Credit (LIHTC) investments. We recorded consolidated assets and liabilities of $4.1 billion and $4.2 billion, respectively, and an after-tax cumulative effect adjustment to retained earnings of $92 million upon adoption.

The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of March 31, 2010 and December 31, 2009, respectively.

Consolidated VIEs – Carrying Value (a)

March 31, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Credit Risk Transfer Transaction	Total
Assets
Cash and due from banks			$17		$17
Interest-earning deposits with banks			4		4
Investment securities	$650				650
Loans	2,149	$2,216		$482	4,847
Allowance for loan and lease losses		(198)		(11)	(209)
Equity investments			1,767		1,767
Other assets	419		345	11	775
Total assets	$3,218	$2,018	$2,133	$482	$7,851
Liabilities
Other borrowed funds	$2,811	$1,512	$131		$4,454
Accrued expenses		21	97		118
Other liabilities	410		562		972
Total liabilities	$3,221	$1,533	$790		$5,544
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts reported primarily represent investments in low income housing projects.

Consolidated VIEs

In millions	Aggregate Assets (a)	Aggregate Liabilities (a)
March 31, 2010
Market Street	$3,779	$3,790
Credit Card Securitization Trust	2,208	1,643
Tax Credit Investments (b)	2,156	877
Credit Risk Transfer Transaction	829	829

December 31, 2009
Tax Credit Investments (b)	$1,933	$808
Credit Risk Transfer Transaction	860	860
(a)	Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to elimination of intercompany assets and liabilities held by the consolidated VIE.
(b)	Amounts reported primarily represent investments in low income housing projects.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss		Carrying Value of Assets		Carrying Value of Liabilities
March 31, 2010
Tax Credit Investments (a)	$3,243	$1,794	$664		$664	(c)	$300	(d)
Commercial Mortgage-Backed Securitizations (b)	90,648	90,648	2,149		2,149	(e)
Residential Mortgage-Backed Securitizations (b)	55,013	55,013	1,314		1,311	(e)	3	(d)
Collateralized Debt Obligations	24		2		2	(c)
Total	$148,928	$147,455	$4,129		$4,126		$303

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2009
Market Street	$3,698	$3,718	$6,155	(f)
Tax Credit Investments (a)	1,786	1,156	743
Collateralized Debt Obligations	23		2
Total	$5,507	$4,874	$6,900
(a)	Amounts reported primarily represent investments in low income housing projects. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired National City partnerships.
(b)	Amounts reported reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. For information regarding where we only hold securities refer to Note 7 Investment Securities.
(c)	Included in the table above as we do not have the power to direct the activities that most significantly impact the economic performance of the entity. Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(f)	PNC’s risk of loss consisted of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2009.

Market Street

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1/F1 by Standard & Poor’s, Moody’s, and Fitch, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2009 and the first quarter of 2010, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $2.8 billion at March 31, 2010 and $3.1 billion at December 31, 2009. The weighted average maturity of the commercial paper was 36 days at both March 31, 2010 and December 31, 2009.

During 2009, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $135 million with an average balance of $19 million. This compares with a maximum daily position and an average balance of zero for the first quarter of 2010. PNC Capital Markets owned no Market Street commercial paper at March 31, 2010 and December 31, 2009. PNC Bank, N.A. made no purchases of Market Street commercial paper during the first quarter of 2010.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and all of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Through these arrangements, PNC has the power to direct the activities of the special purpose entity (SPE) that most significantly affect its economic performance and these arrangements expose PNC to expected losses or residual returns that are significant to Market Street.

The commercial paper obligations at March 31, 2010 and December 31, 2009 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $5.4 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower such as by the over- collateralization of the assets or by another third party in the form of deal-specific credit enhancement. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $441 million of the liquidity facilities if the underlying assets are in default. Market Street creditors have no direct recourse to PNC.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013. At March 31, 2010, approximately $567 million was outstanding on this facility. This amount was eliminated in PNC’s Consolidated Balance Sheet as of March 31, 2010 due to the consolidation of Market Street. We are not required to nor have we provided additional financial support to the SPE.

Assets of Market Street (a)

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
December 31, 2009
Trade receivables	$1,551	$4,105	2.01
Automobile financing	480	480	4.20
Auto fleet leasing	412	543.85
Collateralized loan obligations	126	150.36
Residential mortgage	13	13	26.01
Other	534	567	1.65
Cash and miscellaneous receivables	582
Total	$3,698	$5,858	2.06
(a)	Market Street did not recognize an asset impairment charge or experience any material rating downgrades during 2009.

Market Street Commitments by Credit Rating (a)

	March 31, 2010	December 31, 2009
AAA/Aaa	16%	14%
AA/Aa	62	50
A/A	20	34
BBB/Baa	2	2
Total	100%	100%
(a)	The majority of our facilities are not explicitly rated by the rating agencies. All facilities are structured to meet rating agency standards for applicable rating levels.

Credit Card Securitization Trust

We are the sponsor of several credit card securitizations facilitated through an SPE trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment. At March 31, 2010, Series 2005-1, 2006-1, 2007-1, and 2008-3 issued by the SPE were outstanding.

Our continuing involvement in these securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. For each securitization series, our retained interests held are in the form of a pro-rata undivided interest, or sellers’ interest, in the transferred receivables, subordinated tranches of asset-backed securities, interest-only strips, discount receivables, and subordinated interests in accrued interest and fees in securitized receivables. We consolidated the SPE as of January 1, 2010 as we are deemed the primary beneficiary of the entity based upon our level of continuing involvement. Our role as primary servicer gives us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of retained interests gives us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. Accordingly, all retained interests held in the credit card SPE are eliminated in consolidation. We are not required to nor have we provided additional financial support to the SPE. Additionally, creditors of the SPE have no direct recourse to PNC.

Tax Credit Investments

We make certain equity investments in various limited partnerships or limited liability companies (LLCs) that sponsor affordable housing projects utilizing the LIHTC pursuant to Sections 42 and 47 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the investments include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity. We typically invest in these partnerships as a limited partner or non-managing member.

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits in LIHTC investments are the tax credits, tax benefits due to passive losses on the investments, and development and operating cash flows. We have consolidated LIHTC investments in which we are the general partner or managing member and have a limited partnership interest or non-managing member interest that could potentially absorb losses or receive benefits that are significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other liabilities and third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. There are no terms or conditions that have required or could require us, as the primary beneficiary, to provide financial support. Also, we have not provided nor do we intend to provide financial or other support to the limited partnership or LLC that we are not contractually obligated to provide. The consolidated aggregate assets and liabilities of these LIHTC investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

We also have LIHTC investments in which we are not the general partner and do not have the right to make decisions that will most significantly impact the economic performance of the entity. Accordingly, we are not the primary beneficiary of these investments and thus they are not consolidated. These investments are disclosed in the Non-Consolidated VIEs table. The table also reflects our maximum exposure to loss. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity method to account for our investment in these entities with the investments reflected in Equity investments on our Consolidated Balance Sheet. In addition, we increase our recognized investments and recognize a liability for all legally binding unfunded equity commitments. These liabilities are reflected in Other liabilities on our Consolidated Balance Sheet.

Credit Risk Transfer Transaction

National City Bank (which merged into PNC Bank, N.A. in November 2009) sponsored an SPE and concurrently entered into a credit risk transfer agreement with an independent third party to mitigate credit losses on a pool of nonconforming residential mortgage loans originated by its former First Franklin business unit. The SPE or VIE was formed with a small equity contribution and was structured as a bankruptcy-remote entity so that its creditors have no recourse to the sponsor. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued asset-backed securities to the sponsor in the form of senior, mezzanine, and subordinated equity notes.

The credit risk transfer agreement associated with this transaction is no longer outstanding as a result of certain actions taken by us and the independent third-party in 2009. Refer to our 2009 Form 10-K for further details of these actions. We continue to hold all asset-backed securities issued by the SPE and are also the depositor in this transaction. As a result, we are deemed the primary beneficiary of the SPE. Our rights as depositor give us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of all asset-backed securities gives us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. Accordingly, this SPE is consolidated and all of the entity’s assets, liabilities, and equity associated with the securities held by us are intercompany balances and are eliminated in consolidation. We are not required to nor have we provided additional financial support to the SPE.

Residential and Commercial Mortgage-Backed Securitizations

In connection with each Agency and Non-Agency securitization discussed in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements of this Report, we evaluate each SPE utilized in these transactions for consolidation. In performing these assessments, we evaluate our level of continuing involvement in these transactions as the magnitude of our involvement ultimately determines whether or not we hold a variable interest and/or are the primary beneficiary of the SPE. Factors we consider in our consolidation assessment include the significance of (1) our role as servicer, (2) our holdings of mortgage-backed securities issued by the securitization SPE, and (3) the rights of third-party variable interest holders.

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At March 31, 2010, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC as the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

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

Our 2009 Form 10-K includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital covenants.

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

In connection with the closing of the Trust E Securities sale, we agreed that, if we have given notice of our election to defer interest payments on the JSNs or a related deferral period is continuing, then PNC would be subject during such period to restrictions on dividends and other provisions protecting the status of the JSN debenture holder similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described above. PNC Capital Trusts C and D have similar protective provisions with respect to $500 million in principal amount of junior subordinated debentures. Also, in connection with the closing of the Trust E Securities sale, we entered into a replacement capital covenant as described more fully in our 2009 Form 10-K.

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

As more fully described in our 2009 Form 10-K, we are subject to replacement capital covenants with respect to four tranches of junior subordinated debentures inherited from National City as well as a replacement capital covenant with respect to our Series L Preferred Stock.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements under Part 1, Item 1 of this Report for further information regarding fair value. New GAAP was effective for PNC in January 2010 which requires additional disclosures regarding transfers in and out of Levels 1 and 2 and additional details of asset and liability categories.

At both March 31, 2010 and December 31, 2009, assets recorded at fair value represented 23% of total assets and liabilities recorded at fair value represented 2% of total liabilities.

The following table includes the assets and liabilities measured at fair value and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

	March 31, 2010		December 31, 2009
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Assets
Securities available for sale	$49,541	$9,302	$50,798	$9,933
Financial derivatives	4,226	86	3,916	50
Residential mortgage loans held for sale	1,158		1,012
Trading securities	1,595	77	2,124	89
Residential mortgage servicing rights	1,271	1,271	1,332	1,332
Commercial mortgage loans held for sale	1,041	1,041	1,050	1,050
Equity investments	1,208	1,208	1,188	1,188
Customer resale agreements	963		990
Loans	111		107
Other assets	880	461	716	509
Total assets	$61,994	$13,446	$63,233	$14,151
Level 3 assets as a percentage of Total Assets at Fair Value		22%		22%
Level 3 assets as a percentage of Consolidated Assets		5%		5%
Liabilities
Financial derivatives	$3,748	$494	$3,839	$506
Trading securities sold short	255		1,344
Other liabilities			6
Total liabilities	$4,003	$494	$5,189	$506
Level 3 liabilities as a percentage of Total Liabilities at Fair Value		12%		10%
Level 3 liabilities as a percentage of Consolidated Liabilities		<1%		<1%

The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the available for sale and trading security portfolios for which there was a lack of observable trading activity. Other Level 3 assets include commercial mortgage loans held for sale, certain equity securities, auction rate securities, corporate debt securities, private equity investments, residential mortgage servicing rights and other assets.

During the first three months of 2010, no material transfers of assets or liabilities between the hierarchy levels occurred.

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Distressed Assets Portfolio

Business segment results, including inter-segment revenues, and a description of each business are included in Note 19 Segment Reporting included in the Notes To Consolidated Financial Statements of this Report. Certain amounts included in this Financial Review differ from those in Note 19 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis.

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

Total business segment financial results differ from total consolidated results from continuing operations before noncontrolling interests and exclude the earnings and revenue attributable to GIS. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Period-end Employees

	March 31 2010	Dec. 31 2009	March 31 2009
Full-time employees
Retail Banking	21,522	21,416	22,468
Corporate & Institutional Banking	3,760	3,746	4,169
Asset Management Group	2,986	2,960	3,210
Residential Mortgage Banking	3,340	3,267	3,596
Distressed Assets Portfolio	178	175	110
Other
Operations & Technology	9,284	9,275	9,406
Staff Services and other (a)	9,043	8,922	8,899
Total Other	18,327	18,197	18,305
Total full-time employees	50,113	49,761	51,858
Retail Banking part-time employees	4,798	4,737	5,375
Other part-time employees	1,187	1,322	1,562
Total part-time employees	5,985	6,059	6,937
Total	56,098	55,820	58,795
(a)	Includes employees of GIS.

Employee data as reported by each business segment in the table above reflects staff directly employed by the respective businesses and excludes operations, technology and staff services employees reported in the Other segment.

Results Of Businesses – Summary

(Unaudited)

	Earnings (Loss)		Revenue		Average Assets (a)
Three months ended March 31 – in millions	2010	2009	2010	2009	2010	2009
Retail Banking (b)	$24	$50	$1,360	$1,441	$67,966	$65,620
Corporate & Institutional Banking	360	359	1,248	1,290	79,516	91,130
Asset Management Group	39	39	228	250	7,117	7,457
Residential Mortgage Banking	82	227	237	528	8,855	7,219
BlackRock	77	23	99	26	6,225	4,295
Distressed Assets Portfolio	72	3	337	344	19,507	24,816
Total business segments	654	701	3,509	3,879	189,186	200,537
Other (b) (c) (d)	(6)	(181)	254	(193)	77,962	80,315
Results from continuing operations before noncontrolling interests	$648	$520	$3,763	$3,686	$267,148	$280,852
(a)	Period-end balances for BlackRock.
(b)	Amounts for 2009 include the results of the 61 branches divested by early September 2009.
(c)	For our segment reporting presentation in this Financial Review, “Other” for the first three months of 2010 and 2009 included $113 million and $52 million, respectively, of pretax integration costs primarily related to National City.
(d)	“Other” average assets include securities available for sale associated with asset and liability management activities.

RETAIL BANKING

(Unaudited)

Three months ended March 31 Dollars in millions	2010 (a)	2009
INCOME STATEMENT
Net interest income	$871	$921
Noninterest income
Service charges on deposits	195	220
Brokerage	53	61
Consumer services	209	208
Other	32	31
Total noninterest income	489	520
Total revenue	1,360	1,441
Provision for credit losses	340	304
Noninterest expense	975	1,053
Pretax earnings	45	84
Income taxes	21	34
Earnings	$24	$50
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$26,824	$27,638
Indirect	3,973	4,120
Education	8,060	4,882
Credit cards	4,079	2,112
Other consumer	1,790	1,860
Total consumer	44,726	40,612
Commercial and commercial real estate	11,487	12,755
Floor plan	1,296	1,495
Residential mortgage	1,800	2,252
Total loans	59,309	57,114
Goodwill and other intangible assets	5,935	5,807
Other assets	2,722	2,699
Total assets	$67,966	$65,620
Deposits
Noninterest-bearing demand	$16,776	$15,819
Interest-bearing demand	19,212	17,900
Money market	39,699	38,831
Total transaction deposits	75,687	72,550
Savings	6,552	6,360
Certificates of deposit	45,614	56,355
Total deposits	127,853	135,265
Other liabilities	1,671	82
Capital	8,195	8,376
Total liabilities and equity	$137,719	$143,723
PERFORMANCE RATIOS
Return on average capital	1%	2%
Noninterest income to total revenue	36	36
Efficiency	72	73
OTHER INFORMATION (b)
Credit-related statistics:
Commercial nonperforming assets	$324	$194
Consumer nonperforming assets	276	87
Total nonperforming assets (c)	$600	$281
Impaired loans (d)	$1,013	$1,269
Commercial lending net charge-offs	$96	$83
Credit card lending net charge-offs (on balance sheet)	96	49
Consumer lending (excluding credit card) net charge-offs	108	75
Total net charge-offs	$300	$207
Commercial lending annualized net charge-off ratio	3.05%	2.36%
Credit card annualized net charge-off ratio (on balance sheet)	9.54%	9.41%
Consumer lending (excluding credit card) annualized net charge-off ratio	1.03%	.75%
Total annualized net charge-off ratio	2.05%	1.47%
Other statistics:
ATMs	6,467	6,402
Branches (e)	2,461	2,586

At March 31 Dollars in millions, except as noted	2010 (a)	2009
OTHER INFORMATION (CONTINUED) (b)
Home equity portfolio credit statistics:
% of first lien positions (f)	34%	35%
Weighted average loan-to-value ratios (f)	73%	74%
Weighted average FICO scores (g)	725	727
Annualized net charge-off ratio	.70%	.34%
Loans 30 – 89 days past due	.74%	.73%
Loans 90 days past due	.85%	.67%
Customer-related statistics (h):
Retail Banking checking relationships	5,037,000	5,134,000
Retail online banking active customers	2,782,000	2,636,000
Retail online bill payment active customers	826,000	726,000
Brokerage statistics:
Financial consultants (i)	722	658
Full service brokerage offices	41	43
Brokerage account assets (billions)	$33	$26
(a)	Information as of March 31, 2010 reflects the impact of the consolidation in our financial statements for the securitized portfolio of approximately $1.6 billion of credit card loans as of January 1, 2010.
(b)	Presented as of March 31 except for net charge-offs and annualized net charge-off ratios, which are for the three months ended.
(c)	Includes nonperforming loans of $579 million at March 31, 2010 and $264 million at March 31, 2009.
(d)	Recorded investment of purchased impaired loans related to National City.
(e)	Excludes certain satellite branches that provide limited products and/or services.
(f)	Includes loans from acquired portfolios for which lien position and loan-to-value information was limited.
(g)	Represents the most recent FICO scores we have on file.
(h)	Amounts as of March 31, 2010 and March 31, 2009 include the impact of National City prior to completion of all application system conversions. These amounts may be refined subsequent to system conversions.
(i)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

Retail Banking earned $24 million for the quarter compared with earnings of $50 million for the year-ago quarter. Earnings declined from the prior year quarter as a result of increased credit costs, lower interest credits assigned to deposits, and a decline in fees which were partially offset by well managed expenses. Retail Banking continued to maintain its focus on growing customers and deposits, customer and employee satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Highlights of Retail Banking’s performance for the first quarter of 2010 include the following:

•

Information as of March 31, 2010 reflects the impact of the consolidation in our financial statements for the securitized credit card portfolio of approximately $1.6 billion of credit card loans as of January 1, 2010. This consolidation impacted nearly all major categories of our income statement and primarily the loan and borrowings categories on the balance sheet.

•

As of mid-April 2010, we successfully completed the third of four major conversions of National City customers to the PNC platform. To date, we have successfully converted customer relationships at over 1,000 National City branches to PNC’s network and platform. The remaining branch conversions are scheduled to be completed in June 2010.

•

Success in implementing Retail Banking’s deposit strategy resulted in growth in average demand deposits of $2.3 billion, or 7%, over the prior year first quarter. Excluding approximately $.9 billion of average demand deposits from the first quarter 2009 balances related to the 61 required branch divestitures completed by early September 2009, average demand deposits increased $3.2 billion, or 10%, over the prior year first quarter.

•

Growth in demand deposits reflected the continued focus of Retail Banking on expanding and deepening customer relationships. Checking relationships declined by 5,000 during the first quarter of 2010 reflecting the impact of branch conversion activities in many markets. Customer retention was stronger than expected and helped offset lower acquisition of new relationships in branch conversion markets. Markets not impacted by conversion activities had strong first quarter checking relationship results. Excluding the impact of the required branch divestitures, net new customer and business checking relationships grew 54,000 over the prior year quarter.

•

Our investment in online banking capabilities continues to pay off. Active online bill payment and online banking customers grew by 6% and 1%, respectively, during the first quarter. Excluding the impact of the required branch divestitures, active online bill pay and active online banking customers have increased 16% and 8%, respectively since March 31, 2009.

•

For the second consecutive year, the Retail Bank was named a Gallup Great WorkPlace Award winner, reflecting our brand attributes of ease, confidence and achievement. This recognition reflects our commitment to having an engaged workforce, as engagement delivers real bottom-line benefits.

•

At March 31, 2010, Retail Banking had 2,461 branches and an ATM network of 6,467 machines giving PNC one of the largest distribution networks among US banks. We continue to invest in the branch network, albeit at a slower pace than in prior years given the current economic conditions. In the first quarter of 2010, we opened 3 traditional branches, consolidated 55 branches and had a net reduction of 6 ATMs. The reduction in branches and ATMs mainly resulted from branch consolidations following the second major National City customer conversion in February 2010.

Total revenue for the first quarter of 2010 was $1.360 billion compared with $1.441 billion for the same quarter in 2009. Net interest income of $871 million declined $50 million compared with the first quarter 2009. Net interest income was negatively impacted by lower interest credits assigned to deposits, reflective of the rate environment, and benefited from the consolidation of the securitized credit card portfolio, higher demand deposits, and increased education loans.

Noninterest income declined $31 million over the first quarter of 2009. The decrease can be attributed to the negative impact of the consolidation of the securitized credit card portfolio, a decrease in service charges on deposits related to lower overdraft charges, lower brokerage fees, and the impact of the required branch divestitures, but benefited as a result of higher transaction volume-related fees within consumer services.

In 2010, Retail Banking revenue will be negatively impacted in a more significant manner by: 1) the new rules set forth in Regulation E related to overdraft charges, 2) the Credit CARD Act of 2009, and 3) the education lending portions of the Health Care and Education Reconciliation Act of 2010 (HCERA).

Current estimates are that 2010 earnings will be impacted by approximately $115 million related to Regulation E and by approximately $40 million attributable to the Credit CARD Act. These estimates do not include any additional impact to revenue for other changes that may be made in 2010 responding to market conditions or other/additional regulatory requirements, or any offsetting impact of changes to products and/or pricing.

The education lending business will be adversely impacted by provisions of HCERA that go into effect on July 1, 2010. The law will essentially eliminate the Federal Family Education Loan Program (FFELP), the federally guaranteed portion of this business available to private lenders. For 2009, we originated $2.6 billion of federally guaranteed loans under FFELP. We plan to continue to provide private education loans as another source of funding for students and families.

The provision for credit losses was $340 million for the first quarter of 2010 compared with $304 million in the first quarter of 2009. Net charge-offs were $300 million for the first quarter of 2010 compared with $207 million in the prior year first quarter. The year over year increase in provision and net charge-offs is due to the deteriorating economy that occurred throughout 2009 as well as the larger credit card portfolio that is now on the balance sheet.

Noninterest expense for the first quarter declined $78 million from the prior year first quarter. Expenses were well managed as continued investments in distribution channels were more than offset by reductions in expenses from acquisitions and the required branch divestitures.

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

In the first quarter of 2010, average total deposits decreased $7.4 billion compared with 2009.

•	Average demand deposits increased $2.3 billion, or 7%, over the same quarter of 2009. The increase was primarily driven by organic growth.

•

Average money market deposits increased $868 million from the first quarter of 2009. The increase was primarily due to core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•

In the first quarter of 2010, average certificates of deposit decreased $10.7 billion from the same quarter last year. A continued decline in certificates of deposit is expected in 2010 due to the planned run off of higher rate certificates of deposits that were primarily obtained through the National City acquisition.

Currently, we plan to maintain our focus on a relationship-based lending strategy that targets specific customer sectors (mass consumers, homeowners, students, small businesses and auto dealerships) and our moderate risk lending approach. In the first quarter of 2010, average total loans were $59.3 billion, an increase of $2.2 billion over the same quarter last year.

•

Average commercial and commercial real estate loans declined $1.3 billion compared with the first quarter of 2009. The decline was primarily due to the required branch divestitures and loan demand being outpaced by refinancings, paydowns, and charge-offs. Average home equity loans declined $814 million over the same quarter of 2009. Consumer loan demand has slowed as a result of the current economic environment. Our home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average credit card balances increased $2.0 billion over the first quarter of 2009. The increase was primarily the result of the consolidation of the securitized credit card portfolio effective January 1, 2010.

•

Average education loans grew $3.2 billion compared with the same quarter in 2009 due primarily to increases in federal loan volumes as a result of non-bank competitors exiting from the business, portfolio purchases in the fourth quarter of 2009, and the impact of our current strategy of holding education loans on the balance sheet. As previously disclosed in this section, the federally guaranteed portion of this business will be essentially eliminated on July 1, 2010 due to HCERA.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Three months ended March 31 Dollars in millions except as noted	2010 (a)	2009
INCOME STATEMENT
Net interest income	$877	$1,023
Noninterest income
Corporate service fees	242	218
Other	129	49
Noninterest income	371	267
Total revenue	1,248	1,290
Provision for credit losses	236	287
Noninterest expense	445	430
Pretax earnings	567	573
Income taxes	207	214
Earnings	$360	$359
AVERAGE BALANCE SHEET
Loans
Commercial	$34,024	$41,709
Commercial real estate	17,961	19,460
Commercial – real estate related	3,128	4,267
Asset-based lending	5,940	7,021
Equipment lease financing	5,318	5,554
Total loans	66,371	78,011
Goodwill and other intangible assets	3,795	3,376
Loans held for sale	1,410	1,714
Other assets	7,940	8,029
Total assets	$79,516	$91,130
Deposits
Noninterest-bearing demand	$22,271	$17,108
Money market	12,253	7,949
Other	7,610	7,391
Total deposits	42,134	32,448
Other liabilities	10,870	10,024
Capital	7,633	7,690
Total liabilities and equity	$60,637	$50,162

Three months ended March 31 Dollars in millions except as noted	2010 (a)	2009
PERFORMANCE RATIOS
Return on average capital	19%	19%
Noninterest income to total revenue	30	21
Efficiency	36	33
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$287	$270
Acquisitions/additions	8	5
Repayments/transfers	(13)	(6)
End of period	$282	$269
OTHER INFORMATION
Consolidated revenue from: (b)
Treasury Management	$298	$276
Capital Markets	$164	$43
Commercial mortgage loans held for sale (c)	$27	$22
Commercial mortgage loan servicing (d)	88	72
Total commercial mortgage banking activities	$115	$94
Total loans (e)	$65,076	$75,886
Credit-related statistics:
Nonperforming assets (e) (f)	$3,343	$1,862
Impaired loans (e) (g)	$1,033	$1,757
Net charge-offs	$271	$167
Net carrying amount of commercial mortgage servicing rights (e)	$921	$874
(a)	Information as of March 31, 2010 reflects the impact of the consolidation in our financial statements of Market Street Funding LLC effective January 1, 2010. Also, includes $1.6 billion of loans, net of eliminations, and $2.8 billion of commercial paper borrowings included in other liabilities.
(b)	Represents consolidated PNC amounts.
(c)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(d)	Includes net interest income and noninterest income from loan servicing and ancillary services.
(e)	At March 31.
(f)	Includes nonperforming loans of $3.2 billion at March 31, 2010 and $1.8 billion at March 31, 2009.
(g)	Recorded investment of purchased impaired loans related to National City.

Corporate & Institutional Banking earned $360 million in the first three months of 2010 compared with $359 million in the first quarter of 2009. Earnings were relatively flat as a decrease in net interest income was offset by higher noninterest income and a lower provision for credit losses.

Highlights of Corporate & Institutional Banking performance over the first quarter of 2010 include:

•	Net interest income for the first three months of 2010 was $877 million, a decrease of $146 million from 2009 impacted by a decrease in average loans and lower interest credits assigned to deposits.
•

Corporate service fees were $242 million for the first quarter of 2010, an increase of $24 million over the same period a year ago primarily due to increases in commercial mortgage special servicing ancillary income and merger and acquisition advisory fees. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.
•

Our Treasury Management business, which is ranked in the top ten nationally, continues to invest in the healthcare initiative which is designed to help provide our customers opportunities to reduce operating costs. Healthcare-related revenues in the first quarter of 2010 increased 32% from the first quarter of 2009.

•

Harris Williams is one of the nation’s largest and most successful mergers and acquisitions advisory teams focused exclusively on the middle markets. Although this business continues to be affected by the difficult economic environment that has impacted acquisition activity, fees increased slightly in the first quarter of 2010 compared with the first quarter of 2009. Harris Williams recently established its first overseas operation in London.

•

Midland Loan Services is one of the leading third-party providers of loan servicing, asset management and technology solutions for the commercial real estate finance industry. Midland is the only company in the industry with the highest U.S. servicer and special servicer ratings from Fitch Ratings and Standard & Poor’s and has achieved these highest ratings for 10 consecutive years.

•

The commercial mortgage servicing portfolio was $282 billion at March 31, 2010 compared with $269 billion at March 31, 2009. The increase from a year ago reflected the continued growth in the agency and conventional servicing portfolios that was somewhat offset by a decline in the commercial mortgage-backed securities servicing portfolio.

•

Other noninterest income was $129 million for the first three months of 2010, an increase of $80 million from the same period in 2009 primarily due to a reduction in reserves for the DUS lending program, a reduced impact of counterparty credit risk on valuations of customer derivative positions and higher underwriting revenue, partially offset by a decline in net valuation gains on the commercial mortgage and multi-family held for sale loan portfolios carried at fair value.

•

Provision for credit losses was $236 million in the first three months of 2010, a decrease of $51 million from 2009. The 2010 provision reflected continued deterioration in commercial real estate loans. The decline compared with the prior year first quarter was driven primarily by lower loan balances. Net charge-offs for the first quarter of 2010 were $271 million compared with $167 million for the first quarter of 2009. Net charge-offs showed signs of slowing in the middle market and asset-based lending portfolios.
•

Noninterest expense was $445 million for the first three months of 2010, an increase of $15 million from the same period in 2009. The increase was primarily due to higher compensation expense related to increased sales activity, FDIC costs associated with higher deposit balances and credit-related expenses.

•

Average loans were $66.4 billion for the first three months of 2010 compared with $78.0 billion in the first quarter of 2009. The first quarter of 2010 included an increase in loans from the consolidation of Market Street. Excluding the impact of the Market Street consolidation, average loans decreased $13.2 billion or 17% compared with the prior year first quarter. The decrease was due to reductions in non-strategic areas, paydowns and charge-offs as well as declines in utilization levels among middle-market and large corporate clients.

•

PNC Real Estate is one of the industry’s top providers of conventional and affordable multifamily financing. It specializes in providing access to federal agency loan programs and is a top Fannie Mae DUS, FHA/Ginnie Mae and Freddie MAC Program Plus lender. Commercial real estate loans declined due to reduced demand, paydowns and charge-offs.

•	PNC Business Credit is one of the top asset-based lenders in the country. Average loans in this customer set have been relatively stable since the third quarter of 2009.
•

PNC Equipment Finance is the 5th largest bank-affiliated leasing company with approximately $9 billion in equipment finance assets, although average loans and leases have declined approximately 5% due to runoff of non-strategic portfolios.

•

Average deposits were $42.1 billion for the first three months of 2010, an increase of $9.7 billion, or 30%, compared with the first quarter of 2009 as customers continued to move balances from off-balance sheet sweep products to noninterest-bearing demand deposits and from the impact of the return of deposits from National City customers who had previously moved funds to other institutions.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on page 9.

ASSET MANAGEMENT GROUP

(Unaudited)

Three months ended March 31 Dollars in millions except as noted	2010	2009
INCOME STATEMENT
Net interest income	$64	$96
Noninterest income	164	154
Total revenue	228	250
Provision for credit losses	9	17
Noninterest expense	157	170
Pretax earnings	62	63
Income taxes	23	24
Earnings	$39	$39
AVERAGE BALANCE SHEET
Loans
Consumer	$3,994	$3,851
Commercial and commercial real estate	1,504	1,761
Residential mortgage	963	1,153
Total loans	6,461	6,765
Goodwill and other intangible assets	415	404
Other assets	241	288
Total assets	$7,117	$7,457
Deposits
Noninterest-bearing demand	$1,228	$1,260
Interest-bearing demand	1,699	1,544
Money market	3,217	3,330
Total transaction deposits	6,144	6,134
Certificates of deposit and other	818	1,289
Total deposits	6,962	7,423
Other liabilities	119	117
Capital	553	576
Total liabilities and equity	$7,634	$8,116
PERFORMANCE RATIOS
Return on average capital	29%	27%
Noninterest income to total revenue	72	62
Efficiency	69	68
OTHER INFORMATION
Total nonperforming assets (a) (b)	$139	$68
Impaired loans (a) (c)	$191	$223
Total net charge-offs	$4	$11

ASSETS UNDER ADMINISTRATION (in billions) (a) (d)
Personal	$96	$85
Institutional	113	131
Total	$209	$216
Asset Type
Equity	$104	$79
Fixed Income	59	57
Liquidity/Other	46	80
Total	$209	$216
Discretionary assets under management
Personal	$69	$59
Institutional	36	37
Total	$105	$96
Asset Type
Equity	$51	$38
Fixed Income	35	32
Liquidity/Other	19	26
Total	$105	$96
Nondiscretionary assets under administration
Personal	$27	$26
Institutional	77	94
Total	$104	$120
Asset Type
Equity	$53	$41
Fixed Income	24	25
Liquidity/Other	27	54
Total	$104	$120
(a)	As of March 31.
(b)	Includes nonperforming loans of $132 million at March 31, 2010 and $66 million at March 31, 2009.
(c)	Recorded investment of purchased impaired loans related to National City.
(d)	Excludes brokerage account assets.

Asset Management Group earned $39 million for the first quarters of 2010 and 2009. Assets under administration were $209 billion at March 31, 2010. The quarter reflected higher noninterest income, lower provision for credit losses, and lower expenses from disciplined expense management. These improvements offset a decrease in net interest income from lower yields on loans in the first quarter of 2009.

Highlights of Asset Management Group’s performance during the first three months of 2010 include the following:

•	Successfully executed the first and largest of the National City trust system conversions;
•	Delivered solid sales and client retention results;
•	Managed expenses; and
•	Credit performance began to stabilize.

Assets under administration of $209 billion at March 31, 2010 decreased $7 billion compared with the balance at March 31, 2009. Discretionary assets under management of $105 billion at March 31, 2010 increased $9 billion compared with the balance at March 31, 2009 due to improvement in the equity markets and client acquisition and retention. The increase in discretionary assets under management was more than offset by a decrease in nondiscretionary assets of $16 billion as a result of an exit of a noncore product offering and other National City integration impacts.

Total revenue for the first quarter of 2010 was $228 million, compared with $250 million for the same period in 2009. Net interest income for the first quarter decreased $32 million compared with the first quarter of 2009, primarily due to a reduction in higher yield loans. Noninterest income of $164 million for the quarter increased $10 million compared with the first quarter of 2009. The growth was primarily due to the improved equity markets and continued client expansion.

Provision for credit losses was $9 million for the first three months of 2010 compared with $17 million for the first three months of 2009. The decrease reflected a decline in net charge-offs of $7 million. Charge-offs were $4 million for the first three months of 2010 and $11 million for the first three months of 2009.

Noninterest expense of $157 million in the first quarter of 2010 decreased $13 million from the first quarter of 2009. The decline is attributable to disciplined expense management as well as integration-related initiatives. The implementation of efficiency initiatives will continue through the remainder of 2010.

Average deposits for the first three months of 2010 decreased $461 million, or 6%, from the comparable period last year.

The decrease was due to a strategic exit of higher rate certificates of deposit, expected to continue in 2010. Average loan balances decreased $304 million, or 4%, from the first quarter of 2009. Home equity loans grew while commercial loans and residential mortgages declined.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Three months ended March 31 Dollars in millions, except as noted	2010	2009
INCOME STATEMENT
Net interest income	$80	$91
Noninterest income
Loan servicing revenue
Servicing fees	69	59
Net MSR hedging gains	46	202
Loan sales revenue	39	175
Other	3	1
Total noninterest income	157	437
Total revenue	237	528
Provision for (recoveries of) credit losses	(16)	(9)
Noninterest expense	124	173
Pretax earnings	129	364
Income taxes	47	137
Earnings	$82	$227
AVERAGE BALANCE SHEET
Portfolio loans	$2,820	$1,430
Loans held for sale	974	2,693
Mortgage servicing rights (MSR)	1,264	1,164
Other assets	3,797	1,932
Total assets	$8,855	$7,219
Deposits	$3,602	$4,101
Borrowings and other liabilities	2,279	2,080
Capital	1,781	1,271
Total liabilities and equity	$7,662	$7,452
PERFORMANCE RATIOS
Return on average capital	19%	72%
Efficiency	52%	33%
OTHER INFORMATION
Servicing portfolio for others (in billions) (a)	$141	$168
Fixed rate	89%	87%
Adjustable rate/balloon	11%	13%
Weighted average interest rate	5.79%	5.99%
MSR capitalized value (in billions)	$1.3	$1.0
MSR capitalization value (in basis points)	90	62
Weighted average servicing fee (in basis points)	30	30
Loan origination volume (in billions)	$2.0	$6.9
Percentage of originations represented by:
Agency and government programs	98%	97%
Refinance volume	73%	83%
Total nonperforming assets (a) (b)	$418	$267
Impaired loans (a) (c)	$298	$533
(a)	As of March 31.
(b)	Includes nonperforming loans of $239 million at March 31, 2010 and $100 million at March 31, 2009.
(c)	Recorded investment of purchased impaired loans related to National City.

Residential Mortgage Banking earned $82 million for the first quarter of 2010 compared with $227 million in the first quarter of 2009. Earnings decreased from the first quarter of 2009 primarily due to lower net hedging gains on mortgage servicing rights and reduced loan sales revenue.

Residential Mortgage Banking overview:

•

Total loan originations were $2.0 billion for the first three months of 2010 compared with $6.9 billion for the first three months of 2009. Lower mortgage rates in the first quarter of 2009 resulted in high loan application and origination volumes. Loans continued to be primarily originated through direct channels under FNMA, FHLMC and FHA/VA agency guidelines.

Investors may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable representations. At March 31, 2010, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $188 million. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

•

Residential mortgage loans serviced for others totaled $141 billion at March 31, 2010 compared with $168 billion at March 31, 2009. Payoffs continued to outpace new direct loan origination volume during the quarter. The decline from a year earlier also reflected the sale of a $7.9 billion servicing portfolio in the fourth quarter of 2009.

•

Noninterest income was $157 million in the first quarter of 2010 compared with $437 million in the first quarter of 2009. The decline was due to lower net hedging gains on mortgage servicing rights and reduced loan sales revenue related to strong loan origination refinance volume in the first quarter of 2009.

•

Net interest income was $80 million for the first three months of 2010 compared with $91 million for the first three months of 2009. The decrease resulted from lower residential mortgage loans held for sale.

•	Noninterest expense declined to $124 million in the first quarter of 2010 compared with $173 million in the first quarter of 2009 as lower loan origination volume drove a reduction in expense.
•	The fair value of mortgage servicing rights was $1.3 billion at March 31, 2010 compared with $1.0 billion at March 31, 2009.

BLACKROCK

Information related to our equity investment in BlackRock follows:

Three months ended March 31 Dollars in millions	2010	2009
Business segment earnings (a)	$77	$23
PNC’s share of BlackRock earnings (b)	23%	31.5%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At March 31.

PNC accounts for its investment in BlackRock under the equity method of accounting. The carrying value of PNC’s investment in BlackRock was $5.8 billion at both March 31, 2010 and December 31, 2009.

BLACKROCK/BARCLAYS GLOBAL INVESTORS TRANSACTION

As more fully described in Item 7 of our 2009 Form 10-K, on December 1, 2009, BlackRock acquired BGI from Barclays Bank PLC in exchange for approximately $6.65 billion in cash and 37,566,771 shares of BlackRock common and participating preferred stock. In connection with the BGI transaction, BlackRock entered into a stock purchase agreement with PNC in which we purchased 3,556,188 shares of BlackRock’s Series D Preferred Stock at a price of $140.60 per share, or $500 million, to partially finance the transaction. On January 31, 2010, the Series D Preferred Stock was converted to Series B Preferred Stock.

BLACKROCK LTIP AND EXCHANGE AGREEMENTS

PNC’s noninterest income for the first quarter of 2009 included a pretax gain of $98 million related to our BlackRock LTIP shares obligation. This gain represented the mark-to-market adjustment related to our remaining

BlackRock LTIP common shares obligation and resulted from the decrease in the market value of BlackRock common shares in that period.

Item 7 of our 2009 Form 10-K describes the Exchange Agreement that PNC entered into with BlackRock on December 26, 2008 and the Exchange Agreement that BlackRock entered into with Merrill Lynch on that same date and the resulting impact on PNC’s equity ownership interest in BlackRock that was effective February 27, 2009. The PNC and Merrill Lynch Exchange Agreements restructured PNC’s and Merrill Lynch’s respective ownership of BlackRock common and preferred equity.

In connection with the PNC Exchange Agreement, PNC’s obligation to deliver BlackRock common shares in connection with the BlackRock LTIP was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. PNC acquired 2.9 million shares of Series C Preferred Stock from BlackRock in exchange for common shares on that same date. PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8 Fair Value in the Notes To Consolidated Financial Statements of this Report.

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. As a result of the Exchange Agreements, our percentage ownership of BlackRock common stock (approximately 34% at March 31, 2010) is higher than our overall share of BlackRock’s equity and earnings. The transactions related to the Exchange Agreements do not affect our right to receive dividends declared by BlackRock.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Three months ended March 31 Dollars in millions, except as noted	2010	2009
INCOME STATEMENT
Net interest income	$338	$331
Noninterest income	(1)	13
Total revenue	337	344
Provision for credit losses	165	259
Noninterest expense	58	80
Pretax earnings	114	5
Income taxes	42	2
Earnings	$72	$3
AVERAGE BALANCE SHEET
COMMERCIAL LENDING:
Commercial	$115	$198
Commercial real estate
Real estate projects	2,404	3,526
Commercial mortgage	80	93
Equipment lease financing	803	858
Total commercial lending	3,402	4,675
CONSUMER LENDING:
Consumer:
Home equity lines of credit	4,533	5,297
Home equity installment loans	2,015	2,553
Other consumer	25	10
Total consumer	6,573	7,860
Residential real estate:
Residential mortgage	7,717	9,231
Residential construction	473	1,541
Total residential real estate	8,190	10,772
Total consumer lending	14,763	18,632
Total portfolio loans	18,165	23,307
Other assets	1,342	1,509
Total assets	$19,507	$24,816
Deposits	$85	$45
Other liabilities	55	107
Capital	1,353	1,570
Total liabilities and equity	$1,493	$1,722
OTHER INFORMATION
Nonperforming assets (a) (b)	$1,777	$933
Impaired loans (a) (c)	$7,124	$8,778
Net charge-offs (d)	$111	$51
Net charge-offs as a percentage of portfolio loans (annualized) (d)	2.48%	.89%

LOANS (IN BILLIONS) (a)
Commercial
Residential development	$2.6	$3.5
Cross-border leases	.8	.8
Consumer
Brokered home equity	6.3	7.1
Retail mortgages	5.1	6.4
Non-prime mortgages	1.7	2.0
Residential construction	1.6	2.4
Total loans	$18.1	$22.2

(a)	As of March 31.
(b)	Includes nonperforming loans of $1.4 billion at March 31, 2010 and $.7 billion at March 31, 2009.
(c)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008. At March 31, 2010, this segment contained 73% of PNC’s purchased impaired loans.
(d)	For the three months ended March 31.

This business segment consists primarily of assets acquired with National City. The Distressed Assets Portfolio had earnings of $72 million for the first three months of 2010, compared to $3 million for the first three months of 2009. Earnings improved primarily due to lower provision for credit losses and lower noninterest expense.

Distressed Assets Portfolio overview:

•

Average loans declined to $18.2 billion in the first quarter of 2010 compared with $23.3 billion in the first quarter of 2009. The decline was impacted by portfolio management activities including loan sales and efforts to encourage customers to refinance or pay off consumer loan balances.

•

Net interest income was $338 million for the first three months of 2010 compared with $331 million for the first three months of 2009. The increase was driven by higher accretion on impaired loans due to improved cash collection results which more than offset the decline in average loans.

•

Noninterest income reflected a loss of $1 million for the first quarter of 2010 compared with revenue of $13 million for the first quarter of 2009 due to an increase in recourse reserves for brokered home equity loans sold. First quarter 2009 results included asset disposition gains which were higher than those in the first quarter of 2010.

•	The provision for credit losses was $165 million in the first quarter of 2010 compared with $259 million in the first quarter 2009. The decline was largely driven by the consumer loan portfolio.
•

Noninterest expense for the first three months of 2010 of $58 million declined $22 million compared with the first three months of 2009 primarily due to lower other real estate owned related expenses and losses.

•

The loan portfolio included commercial residential development loans, cross border leases, consumer brokered home equity loans and lines, retail mortgages, non-prime mortgages, and residential construction loans.

•

Certain loans in this business segment may require special servicing given current loan performance and market conditions. Consequently, the business activities of this segment are focused on maximizing the value of the portfolio assigned to it while mitigating risk. Business intent drives the inclusion of assets in this business segment. Not all impaired loans are included in this business segment, nor are all of the loans included in this business segment considered impaired.

•

The $18.1 billion of loans held in this portfolio are stated inclusive of a fair value mark at acquisition. Taking the mark and loan loss allowance into account, the net carrying basis of this loan portfolio is 77% of customer outstandings.

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

When loans are sold, investors may request PNC to indemnify them against losses or to repurchase loans that they believe do not comply with applicable representations. At March 31, 2010, the liability for estimated losses on repurchase and indemnification claims for the Distressed Assets Portfolio business segment was $63 million. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in Part II, Item 8 of our 2009 Form 10-K and in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report describe the most significant accounting policies that we use. Certain of these policies require us to make estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. This includes the initial measurement at fair value of the assets acquired and liabilities assumed in acquisitions qualifying as business combinations.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by independent third-party sources, including appraisers and valuation specialists, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

We discuss the following critical accounting policies and judgments under this same heading in Item 7 of our 2009 Form 10-K:

•	Fair Value Measurements
•	Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters of Credit
•	Estimated Cash Flows on Purchased Impaired Loans
•	Goodwill
•	Lease Residuals
•	Revenue Recognition
•	Residential Mortgage Servicing Rights
•	Income Taxes

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

The fair value of residential MSRs and significant inputs to the valuation model as of March 31, 2010 are shown in the table below. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the fair value. Management uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of our managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

Dollars in millions	March 31, 2010
Fair value	$1,271
Weighted-average life (in years)	3.7
Weighted-average constant prepayment rate	21.98%
Spread over forward interest rate swap rates	12.17%

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented below. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

Dollars in millions	March 31, 2010
Prepayment rate:
Decline in fair value from 10% adverse change	$56
Decline in fair value from 20% adverse change	$108
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$53
Decline in fair value from 20% adverse change	$102

Additional information regarding our Critical Accounting Estimates and Judgments is found elsewhere in this Financial Review and in the Notes To Consolidated Financial Statements in Part II, Item 8 of our 2009 Form 10-K and in Part I, Item 1 of this Report.

Also, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report regarding the impact of the adoption of new accounting guidance issued by the Financial Accounting Standards Board.

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are derived from cash balance formulas based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are primarily invested in equity investments and fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy, which is described more fully in Note 15 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2009 Form 10-K.

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

However, the expected long-term return on assets assumption does significantly affect pension expense. Our expected long-term return on plan assets for determining net periodic pension expense was 8.25% for 2009, 2008 and 2007. The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. While this analysis gives appropriate consideration to recent asset performance and historical returns, the assumption represents a long-term prospective return. We review this assumption at each measurement date and adjust it if warranted.

For purposes of setting and reviewing this assumption, “long term” refers to the period over which the plan’s projected benefit obligation will be disbursed. While year-to-year annual returns can vary significantly (rates of return for the reporting years of 2009, 2008, and 2007 were +20.61%, -32.91%, and +7.57% respectively), the assumption represents our estimate of long-term average prospective returns. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. Recent annual returns may differ but, recognizing the volatility and unpredictability of investment returns, we generally do not change the assumption unless we modify our investment strategy or identify events that would alter our expectations of future returns.

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

The expected long-term return on plan assets for determining net periodic pension cost for 2010 is 8.00%, down from 8.25% for 2009. During 2010, we decreased the midpoint of the plan’s target allocation range for equities by approximately five percentage points. As a result of this change and taking into account all other factors described above, we changed the expected long-term return on plan assets to 8.00% for determining net periodic pension cost for 2010. Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to change by up to $8 million as the impact is amortized into results of operations.

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

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of permitted contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. We do not expect to be required by law to make any contributions to the plan for 2010.

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees.

RISK MANAGEMENT

We encounter risks as part of the normal course of our business and we design risk management processes to help manage these risks.

The Risk Management section included in Item 7 of our 2009 Form 10-K includes a description of our risk management philosophy, principles, governance and various aspects of our corporate-level risk management program, and a 2009 overview of enterprise-wide risk. Additionally, our 2009 Form 10-K provides an analysis of the risk management processes for what we view as our primary areas of risk: credit, operational, liquidity and market, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process, and addresses historical performance in appropriate places within the Risk Management section of that report.

The following information updates our 2009 Form 10-K disclosures in the credit, liquidity, market, and financial derivatives areas.

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

Nonperforming, Past Due And Potential Problem Assets

The pace of credit quality deterioration continued to ease during the first quarter of 2010 and, overall, delinquencies and nonperforming loans continued to show signs of stabilization compared with prior quarters.

Nonperforming assets were $6.5 billion at March 31, 2010, reflecting a nominal increase compared with $6.3 billion at December 31, 2009. Nonperforming loans increased $90 million since December 31, 2009 while foreclosed and other assets increased $134 million. The increase in nonperforming assets of $224 million from year-end 2009 to March 31, 2010 was lower than the increase in nonperforming assets in the past three consecutive quarters of 2009 of $672 million, $988 million and $1.1 billion, respectively.

Nonperforming assets at March 31, 2010 declined in the Retail Banking, Asset Management Group and Distressed Assets Portfolio business segments compared with the balances at December 31, 2009 and increased in the Corporate & Institutional Banking and Residential Mortgage Banking business segments as detailed within the Business Segments Review section of this Report.

Purchased impaired loans are excluded from nonperforming loans. Any decrease in expected cash flows of individual commercial or pooled consumer purchased impaired loans would result in an impairment charge to the provision for loan losses in the period in which the change becomes probable. Any increase in the expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses and then an increase to accretable interest income for the remaining life of the impaired loans. See Note 6 Purchased Impaired Loans Related to National City in the Notes To Consolidated Financial Statements in this Report for additional information.

The portion of the allowance for loan and lease losses allocated to commercial lending nonperforming loans was 27% at March 31, 2010 and 29% at December 31, 2009. Approximately 67% of these nonperforming loans are secured by collateral that is expected to reduce credit losses and require less reserves in the event of default. Nonperforming assets were 4.14% of total loans and foreclosed and other assets at March 31, 2010 compared with 3.99% at December 31, 2009.

Nonperforming Assets By Type

In millions	March 31 2010	Dec. 31 2009
Nonaccrual loans
Commercial
Retail/wholesale	$246	$231
Manufacturing	341	423
Other service providers	527	394
Real estate related (a)	460	419
Financial services	77	117
Health care	48	41
Other	134	181
Total commercial	1,833	1,806
Commercial real estate
Real estate projects	1,797	1,754
Commercial mortgage	419	386
Total commercial real estate	2,216	2,140
Equipment lease financing	123	130
TOTAL COMMERCIAL LENDING	4,172	4,076
Consumer
Home equity	337	356
Other	35	36
Total consumer	372	392
Residential real estate
Residential mortgage	968	955
Residential construction	249	248
Total residential real estate	1,217	1,203
TOTAL CONSUMER LENDING	1,589	1,595
Total nonperforming loans	5,761	5,671
Foreclosed and other assets
Commercial lending	328	266
Consumer lending	451	379
Total foreclosed and other assets	779	645
Total nonperforming assets	$6,540	$6,316
(a)	Includes loans related to customers in the real estate and construction industries.

Change In Nonperforming Assets

In millions	2010	2009
January 1	$6,316	$2,181
Transferred from accrual	1,774	2,028
Charge-offs and valuation adjustments	(620)	(310)
Principal activity including payoffs	(278)	(235)
Asset sales	(265)	(126)
Returned to performing -TDRs	(217)
Returned to performing-Other	(170)	(20)
March 31	$6,540	$3,518

Total nonperforming loans and nonperforming assets in the tables above are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in lower ratios of nonperforming loans to total loans and allowance for loan and lease losses to nonperforming loans. We recorded purchased impaired loans at estimated fair value of $12.7 billion at December 31, 2008, including an impairment mark for life of loan credit losses. These loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable interest/yield represents the excess of expected cash flows on the loans at the measurement date over the recorded investment. See Note 6 Purchased Impaired Loans Related to National City in the Notes To Consolidated Financial Statements in this Report for additional information on those loans.

At March 31, 2010, our largest nonperforming asset was approximately $32 million and our average nonperforming loan associated with commercial lending was approximately $1 million.

The amount of nonperforming loans that were current as to principal and interest was $1.5 billion at March 31, 2010 and $1.7 billion at December 31, 2009.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation are considered troubled debt restructurings (TDRs). TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonperforming loans included TDRs of $385 million at March 31, 2010 and $440 million at December 31, 2009. Purchased impaired loans are excluded from TDRs.

TDRs returned to performing (accrual) status totaled $217 million at March 31, 2010 and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of performance under the modified terms.

In addition, credit cards and certain small business and consumer credit agreements whose terms have been modified totaled $279 million at March 31, 2010 and are excluded from nonperforming loans. Our policy is generally to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as these loans are directly charged off in the period that they become 180 days past due.

Accruing Loans Past Due 30 To 89 Days (a)

	Amount		Percent of Outstandings
Dollars in millions	March 31 2010	Dec. 31 2009	March 31 2010	Dec. 31 2009
Commercial	$622	$684	1.15%	1.26%
Commercial real estate	859	666	4.19	3.10
Equipment lease financing	97	128	1.59	2.06
Consumer	440	438.85		.87
Residential real estate	464	472	3.14	3.12
Total (b)	$2,482	$2,388	1.68	1.62

Accruing Loans Past Due 90 Days Or More (a)

	Amount		Percent of Outstandings
Dollars in millions	March 31 2010	Dec. 31 2009	March 31 2010	Dec. 31 2009
Commercial	$201	$188.37%		.35%
Commercial real estate	111	150.54		.70
Equipment lease financing	2	6.03		.10
Consumer	248	226.48		.45
Residential real estate	284	314	1.92	2.07
Total (c)	$846	$884.57		.60
(a)	Excludes loans that are government insured/guaranteed, primarily residential mortgages.
(b)	Excludes impaired loans acquired from National City totaling $.6 billion at March 31, 2010 and $.8 billion at December 31, 2009. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.
(c)	Excludes impaired loans acquired from National City totaling $2.5 billion at March 31, 2010 and $2.7 billion at December 31, 2009. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.

Loans that are not included in nonperforming or past due categories and which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $1.2 billion at March 31, 2010 and $811 million at December 31, 2009. The increase compared with December 31, 2009 was driven by exposures in commercial real estate arising from the challenges of attracting tenants as construction projects near completion, or the loss of tenants/lease rate concessions on completed projects.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an allowance for loan and lease losses to absorb losses from the loan portfolio. We determine the allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. There were no significant changes during the first three months of 2010 to the process and procedures we follow to determine our allowance of loan and lease losses.

We increased the allowance for loan and lease losses to $5.3 billion at March 31, 2010 compared with $5.1 billion at December 31, 2009. The increase was primarily due to consolidation of the securitized credit card portfolio. The allowance as a percent of nonperforming loans was 92% and as a percent of total loans was 3.38% at March 31, 2010. The comparable percentages at December 31, 2009 were 89% and 3.22%. The majority of the commercial portfolio is secured by collateral, including loans to asset-based lending customers that continue to show demonstrably lower loss given default. Further, the large high investment grade portion of the loan portfolio has performed well and has not been subject to significant deterioration.

The allowance for loan and lease losses is significantly lower than it would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of allowance for loan and lease losses to total loans. Loan loss reserves on the purchased impaired loans were not carried over on the date of acquisition. In addition, these loans were recorded net of $9.2 billion of fair value marks as of December 31, 2008. As a result, the ratio of allowance for loan and lease losses to total loans is lower than it would be otherwise. Since acquisition date, additional reserves of $.6 billion have been provided for purchased impaired loans.

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

We believe that our provision for credit losses may have peaked in the fourth quarter of 2009 and that our provision for full year 2010 will be below the provision for 2009. Future provision levels will depend primarily on the level of nonperforming loans, our related coverage ratios, the pace of economic recovery and the nature of regulatory reforms.

Charge-Offs And Recoveries

Three months ended March 1 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2010
Commercial	$273	$65	$208	1.52%
Commercial real estate	238	33	205	3.71
Equipment lease financing	36	12	24	1.59
Consumer	242	26	216	1.58
Residential real estate	38		38.79
Total	$827	$136	$691	1.77%
2009
Commercial	$209	$16	$193	1.16%
Commercial real estate	106	5	101	1.60
Equipment lease financing	23	5	18	1.14
Consumer	148	27	121.93
Residential real estate	26	28	(2)	(.04)
Total	$512	$81	$431	1.01%

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

Total net charge-offs are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. Customer balances related to these impaired loans were reduced by the fair value marks of $9.2 billion as of December 31, 2008. However, as a result of further credit deterioration on purchased impaired commercial loans, we recorded $62 million of net charge-offs during the first three months of 2010. Net charge-offs were not recorded on purchased impaired consumer pools.

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

CDSs are included in the “Derivatives not designated as hedging instruments under GAAP” table in the Financial Derivatives section of this Risk Management discussion. Net gains from CDSs for proprietary trading positions, reflected in other noninterest income on our Consolidated Income Statement, totaled $4 million for the first three months of 2010 compared with net losses of $11 million for the first three months of 2009.

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

Liquid assets consist of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) and securities available for sale. At March 31, 2010, our liquid assets totaled $53.1 billion, with $25.3 billion pledged as collateral for borrowings, trust, and other commitments.

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

PNC Bank, N.A. can borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (FHLB)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At March 31, 2010, our unused secured borrowing capacity was $24.3 billion with the Federal Reserve Bank and $7.4 billion with FHLB-Pittsburgh.

Total FHLB borrowings were $8.7 billion at March 31, 2010 compared with $10.8 billion at December 31, 2009.

We can also obtain funding through traditional forms of borrowing, including Federal funds purchased, repurchase agreements, and short and long-term debt issuances. PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through March 31, 2010, PNC Bank, N.A. had issued $6.9 billion of debt under this program.

PNC Bank, N.A. also has the ability to offer up to $3.0 billion of its commercial paper. As of March 31, 2010, there were no issuances outstanding under this program.

As of March 31, 2010, there were $7.2 billion of bank borrowings with maturities of less than one year.

Parent Company Liquidity

Our parent company’s routine funding needs consist primarily of dividends to PNC shareholders, share repurchases, debt service, the funding of non-bank affiliates, and acquisitions.

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet these requirements over the succeeding 24-month period. Risk limits for parent company liquidity are established within the Enterprise Capital Management Policy. Compliance is reviewed by the Board of Directors’ Joint Risk Committee.

The principal source of parent company cash flow is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 23 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2009 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities,” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $735 million at March 31, 2010.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of March 31, 2010, the parent company had approximately $1.9 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets.

During the first quarter of 2010 we raised $3.4 billion in new common equity through the issuance of 63.9 million shares of common stock in an underwritten offering at $54 per share.

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

In connection with the redemption of the Series N Preferred Stock, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million during the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common stockholders and related basic and diluted earnings per share.

See Note 19 Equity in the Notes To Consolidated Financial Statements in Item 8 of our 2009 Form 10-K for more details regarding the issuance of the Series N Preferred Stock, related issuance discount and the warrant to purchase common shares to the US Treasury under the TARP Capital Purchase Program. See Note 20 Subsequent Event in the Notes To Consolidated Financial Statement of this Report regarding the May 2010 exchange of the TARP warrant for 16,885,192 warrants, each to purchase one share of PNC common stock, and the sale of such warrants by the US Treasury in a secondary public offering.

PNC Bank, N.A., through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of March 31, 2010, there was $322 million outstanding under this program.

We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. As of March 31, 2010, there were $2.5 billion of parent company borrowings with maturities of less than one year.

Status of Credit Ratings

The cost and availability of short- and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by debt ratings. In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current legislative and regulatory environment, including implied government support. In addition, rating agencies themselves have been subject to scrutiny arising from the financial crisis and could make or be required to make substantial changes to their ratings policies and practices, particularly in response to legislative and regulatory changes. Potential changes in the legislative and regulatory environment and the timing of those changes could impact our ratings, which as noted above, could impact our liquidity and financial condition. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.

Credit ratings as of March 31, 2010 for PNC and PNC Bank, N.A. follow:

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A	A+
Subordinated debt	Baa1	A-	A
Preferred stock	Baa3	BBB	A

PNC Bank, N.A.
Subordinated debt	A2	A	A
Long-term deposits	A1	A+	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of March 31, 2010 representing required and potential cash outflows.

Contractual Obligations

March 31, 2010 – in millions	Total
Remaining contractual maturities of time deposits	$49,140
Borrowed funds	42,461
Minimum annual rentals on noncancellable leases	2,497
Nonqualified pension and postretirement benefits	539
Purchase obligations (a)	843
Total contractual cash obligations	$95,480
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At March 31, 2010, the liability for uncertain tax positions, excluding associated interest and penalties, was $227 million. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 15 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Other Commitments (a)

March 31, 2010 – in millions	Total Amounts Committed
Net unfunded credit commitments	$96,363
Standby letters of credit (b)	10,063
Reinsurance agreements	1,674
Other commitments (c)	906
Total commitments	$109,006
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $6.0 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Includes unfunded commitments related to private equity investments of $440 million and other investments of $64 million which are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $380 million and other direct equity investments of $22 million which are included in other liabilities on the Consolidated Balance Sheet.

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

Sensitivity results and market interest rate benchmarks for the first quarters of 2010 and 2009 follow:

Interest Sensitivity Analysis

	First Quarter 2010	First Quarter 2009
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.3%	1.1%
100 basis point decrease (a)	(2.1)%	(1.1)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	1.3%	2.7%
100 basis point decrease (a)	(6.3)%	(4.2)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(1.7)	(4.7)
Key Period-End Interest Rates
One-month LIBOR	.25%	.50%
Three-year swap	1.81%	1.68%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2010)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	1.3%	1.6%	.5%
Second year sensitivity	(1.6)%	.7%	(.4)%

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

The first quarter 2010 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During the first quarter of 2010, our VaR ranged between $5.9 million and $8.8 million, averaging $7.1 million. During the first quarter of 2009, our VaR ranged between $5.8 million and $7.9 million, averaging $6.6 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Under typical market conditions, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. There were no such instances during the first three months of either 2010 or 2009.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Trading revenue

Three months ended March 31 In millions	2010	2009
Net interest income	$16	$19
Noninterest income	58	(11)
Total trading revenue	$74	$8

Securities underwriting and trading (a) (b)	$40	$11
Foreign exchange	22	20
Financial derivatives	12	(23)
Total trading revenue	$74	$8
(a)	Includes changes in fair value for certain loans accounted for at fair value.
(b)	Includes fee income for participating in a large debt underwriting for a large corporate client that was recognized at March 31, 2010 (see above graph).

Trading revenue excludes the impact of economic hedging activities, which relate primarily to residential mortgage servicing rights, and residential and held-for-sale commercial real estate loans.

Trading revenue for first quarter of 2010 increased $66 million compared with the first quarter of 2009 primarily due to the reduced impact of counterparty credit risk on valuations of customer derivative positions and higher underwriting revenue.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 44 million common stock equivalent shares of BlackRock equity, accounted for under the equity method. Our investment in BlackRock was $5.8 billion at both March 31, 2010 and December 31, 2009. The market value of our investment in BlackRock was $9.5 billion at March 31, 2010. The primary risk measurement, similar to other equity investments, is economic capital. Further information about BlackRock is included in the Business Segments Review section of this Financial Review.

Tax Credit Investments

Included in our equity investments are tax credit investments which are mostly accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.5 billion at both March 31, 2010 and December 31, 2009.

Visa

At March 31, 2010, our investment in Visa Class B common shares totaled approximately 23 million shares. Considering the adjustment to the conversion ratio due to settled litigation reported by Visa, these shares would convert to approximately 13.6 million of publicly traded Visa Class A common shares. As of March 31, 2010, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the March 31, 2010 closing price of $91.03 for the Visa shares, the market value of our investment was $1.2 billion. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

Note 18 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report and Note 25 Commitments and Guarantees in our Notes To Consolidated Financial Statements under Item 8 of our 2009 Form 10-K have further information on our Visa indemnification obligation.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of equity and mezzanine investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.2 billion at both March 31, 2010 and December 31, 2009. As of March 31, 2010, $602 million was invested directly in a variety of companies and $601 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $137 million as of March 31, 2010. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

Our unfunded commitments related to private equity totaled $440 million at March 31, 2010 compared with $453 million at December 31, 2009.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At March 31, 2010, other investments totaled $367 million compared with $368 million at December 31, 2009. We recognized net gains related to these investments of $17 million during the first three months of 2010 and net losses of $71 million during the first three months of 2009. Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $64 million at March 31, 2010 and $66 million at December 31, 2009.

FINANCIAL DERIVATIVES

We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total return swaps, interest rate caps and floors, options, forwards and futures contracts are the primary instruments we use for interest rate risk management.

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives is presented in Note 1 Accounting Policies in our Notes To Consolidated Financial Statements under Item 8 of our 2009 Form 10-K and in Note 12 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report, which is incorporated here by reference.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The following table provides the notional or contractual amounts and estimated net fair value of financial derivatives at March 31, 2010 and December 31, 2009.

Financial Derivatives

	March 31, 2010		December 31, 2009
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Derivatives designated as hedging instrument under GAAP
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$10,061	$81	$13,055	$(64)
Forward purchase commitments	950	4	350	1
Liability rate conversion
Interest rate swaps (a)
Receive fixed	14,176	816	13,048	707
Total interest rate risk management	25,187	901	26,453	644
Total derivatives designated as hedging instruments (b)	$25,187	$901	$26,453	$644
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Interest rate contracts
Swaps	$48,265	$(110)	$38,596	$(152)
Caps/floors – Purchased	1,700	46	5,200	50
Futures	61,123		41,609
Future options	56,300	30	18,580	28
Swaptions	13,680	40	24,145	(22)
Commitments related to residential mortgage assets	8,988	9	9,565	6
Total residential mortgage banking activities	$190,056	$15	$137,695	$(90)
Derivatives used for commercial mortgage banking activities:
Interest rate contracts
Swaps (c)	$1,909	$(28)	$1,948	$(15)
Commitments related to commercial mortgage assets	1,915	9	1,733	8
Credit contracts
Credit default swaps	435	40	460	52
Total commercial mortgage banking activities	$4,259	$21	$4,141	$45
Derivatives used for customer-related activities:
Interest rate contracts
Swaps (c)	$88,596	$(57)	$91,090	$(54)
Caps/floors
Sold	2,899	(10)	3,457	(15)
Purchased	1,891	7	2,115	14
Swaptions	2,274	17	1,996	11
Futures	1,826		2,271
Foreign exchange contracts	9,167	25	8,002	14
Equity contracts (c)	388	(2)	351
Credit contracts
Risk participation agreements	3,031		2,819	1
Total customer-related	$110,072	$(20)	$112,101	$(29)
Derivatives used for other risk management activities:
Interest rate contracts
Swaps	$2,196	$3	$4,667	$3
Caps/floors – Sold	115
Swaptions	725	2	720	(9)
Futures	721		145
Future options	2,830
Commitments related to residential mortgage assets	514	1	50
Foreign exchange contracts	39		41	1
Credit contracts
Credit default swaps	1,053	7	1,128	(2)
Other contracts (d)	209	(452)	211	(486)
Total other risk management	$8,402	$(439)	$6,962	$(493)
Total derivatives not designated as hedging instruments	$312,789	$(423)	$260,899	$(567)
Total Gross Derivatives	$337,976	$478	$287,352	$77
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 46% were based on 1-month LIBOR and 54% on 3-month LIBOR at March 31, 2010 compared with 57% and 43%, respectively, at December 31, 2009.
(b)	Fair value amount includes net accrued interest receivable of $170 million at March 31, 2010 and $162 million at December 31, 2009.
(c)	The increases in the negative fair values from December 31, 2009 to March 31, 2010 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during 2010 and contracts terminated.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2010, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2010, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY OF TERMS

Accretable net interest – The excess of cash flows expected to be collected on a purchased impaired loan over the carrying value of the loan. The accretable net interest is recognized into interest income over the remaining life of the loan using the constant effective yield method.

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

Cash recoveries – Cash recoveries used in the context of purchased impaired loans represent cash payments from customers that exceeded the recorded investment of the designated impaired loan.

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

Other-than-temporary impairment (OTTI) – When the fair value of a security is less than its amortized cost basis, an assessment is performed to determine whether the impairment is other-than-temporary. If we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, an other-than-temporary impairment is considered to have occurred. In such cases, an other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Further, if we do not expect to recover the entire amortized cost of the security, an other-than-temporary impairment is considered to have occurred. However for debt securities, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before its recovery, the other-than-temporary loss is separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors. The other-than-temporary impairment related to credit losses is recognized in earnings while the amount related to all other factors is recognized in other comprehensive income, net of tax.

Pretax, pre-provision earnings – Total revenue less noninterest expense.

Purchase accounting accretion – Accretion of the discounts and premiums on acquired assets and liabilities. The purchase accounting accretion is recognized in net interest income over the weighted average life of the financial instruments using the constant effective yield method.

Purchased impaired loans – Acquired loans determined to be credit impaired under FASB ASC 310-30 (AICPA SOP 03-3). Loans are determined to be impaired if there is evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected.

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

Troubled debt restructuring – A restructuring of a loan whereby the lender for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the lender would not otherwise consider or for which the lender would not be adequately compensated.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors in our 2009 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections of those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

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

•

A continuation of turbulence in significant portions of the US and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our counterparties and the economy generally.

•

Our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape.

•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low in the first half of 2010 but will move upward in the second half of the year and our view that the moderate economic recovery that began last year will extend through 2010.

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

•	Changes to regulations governing bank capital, including as a result of the so-called “Basel 3” initiatives.
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

•

The anticipated benefits of the transaction, including anticipated strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•

Our ability to achieve anticipated results from this transaction is dependent on the state going forward of the economic and financial markets, which have been under significant stress. Specifically, we may incur more credit losses from National City’s loan portfolio than expected. Other issues related to achieving anticipated financial results include the possibility that deposit attrition or attrition in key client, partner and other relationships may be greater than expected.

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

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data	Three months ended March 31
Unaudited	2010	2009
Interest Income
Loans	$2,160	$2,465
Investment securities	623	689
Other	122	105
Total interest income	2,905	3,259
Interest Expense
Deposits	281	546
Borrowed funds	245	393
Total interest expense	526	939
Net interest income	2,379	2,320
Noninterest Income
Asset management	259	189
Consumer services	296	316
Corporate services	268	245
Residential mortgage	147	431
Service charges on deposits	200	224
Net gains on sales of securities	90	56
Other-than-temporary impairments	(240)	(686)
Less: Noncredit portion of other-than-temporary impairments (a)	(124)	(537)
Net other-than-temporary impairments	(116)	(149)
Other	240	54
Total noninterest income	1,384	1,366
Total revenue	3,763	3,686
Provision For Credit Losses	751	880
Noninterest Expense
Personnel	956	996
Occupancy	187	179
Equipment	172	178
Marketing	50	57
Other	748	748
Total noninterest expense	2,113	2,158
Income from continuing operations before income taxes and noncontrolling interests	899	648
Income taxes	251	128
Income from continuing operations before noncontrolling interests	648	520
Income from discontinued operations (net of income taxes of $14 and $5)	23	10
Net income	671	530
Less: Net income (loss) attributable to noncontrolling interests	(5)	4
Preferred stock dividends	93	51
Preferred stock discount accretion	250	15
Net income attributable to common shareholders	$333	$460
Basic Earnings Per Common Share
Continuing operations	$.62	$1.02
Discontinued operations	.05	.02
Net income	$.67	$1.04
Diluted Earnings Per Common Share
Continuing operations	$.61	$1.01
Discontinued operations	.05	.02
Net income	$.66	$1.03
Average Common Shares Outstanding
Basic	498	443
Diluted	500	444

(a)	Included in accumulated other comprehensive loss.

See	accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	March 31 2010	December 31 2009
Assets
Cash and due from banks (March 31, 2010 includes $17 for VIEs) (a)	$3,563	$4,288
Federal funds sold and resale agreements (includes $963 and $990 measured at fair value) (b)	1,367	2,390
Trading securities	1,595	2,124
Interest-earning deposits with banks (March 31, 2010 includes $4 for VIEs) (a)	607	4,488
Loans held for sale (includes $2,199 and $2,062 measured at fair value) (b)	2,691	2,539
Investment securities (March 31, 2010 includes $650 for VIEs) (a)	57,606	56,027
Loans (March 31, 2010 includes $4,847 for VIEs) (includes $109 and $88 measured at fair value) (a) (b)	157,266	157,543
Allowance for loan and lease losses (March 31, 2010 includes $(209) for VIEs) (a)	(5,319)	(5,072)
Net loans	151,947	152,471
Goodwill	9,425	9,505
Other intangible assets	3,289	3,404
Equity investments (March 31, 2010 includes $1,767 for VIEs) (a)	10,256	10,254
Other (March 31, 2010 includes $775 for VIEs) (includes $453 and $486 measured at fair value) (a) (b)	23,050	22,373
Total assets	$265,396	$269,863
Liabilities
Deposits
Noninterest-bearing	$43,122	$44,384
Interest-bearing	139,401	142,538
Total deposits	182,523	186,922
Borrowed funds
Federal funds purchased and repurchase agreements	5,511	3,998
Federal Home Loan Bank borrowings	8,700	10,761
Bank notes and senior debt	12,638	12,362
Subordinated debt	10,001	9,907
Other (March 31, 2010 includes $4,454 for VIEs) (a)	5,611	2,233
Total borrowed funds	42,461	39,261
Allowance for unfunded loan commitments and letters of credit	252	296
Accrued expenses (March 31, 2010 includes $118 for VIEs) (a)	2,939	3,590
Other (March 31, 2010 includes $972 for VIEs) (a)	7,787	7,227
Total liabilities	235,962	237,296

Equity
Preferred stock (c)
Common stock – $5 par value
Authorized 800 shares, issued 535 and 471 shares	2,676	2,354
Capital surplus – preferred stock	645	7,974
Capital surplus – common stock and other	11,945	8,945
Retained earnings	13,340	13,144
Accumulated other comprehensive loss	(1,288)	(1,962)
Common stock held in treasury at cost: 9 and 9 shares	(500)	(513)
Total shareholders’ equity	26,818	29,942
Noncontrolling interests	2,616	2,625
Total equity	29,434	32,567
Total liabilities and equity	$265,396	$269,863

(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Three months ended March 31
Unaudited	2010	2009
Operating Activities
Net income	$671	$530
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	751	880
Depreciation and amortization	226	258
Deferred income taxes	254	237
Net gains on sales of securities	(90)	(56)
Net other-than-temporary impairments	116	149
Net gains related to BlackRock LTIP shares adjustment		(103)
Undistributed earnings of BlackRock	(57)	(10)
Net change in
Trading securities and other short-term investments	885	1,123
Loans held for sale	(218)	148
Other assets	437	1,917
Accrued expenses and other liabilities	(907)	(4,812)
Other	204	609
Net cash provided by operating activities	2,272	870
Investing Activities
Sales
Securities available for sale	6,040	2,744
Loans	299	50
Repayments/maturities
Securities available for sale	1,815	1,543
Securities held to maturity	256	88
Purchases
Securities available for sale	(9,154)	(6,028)
Securities held to maturity	(527)	(336)
Loans	(1,532)	(45)
Net change in
Federal funds sold and resale agreements	1,024	295
Interest-earning deposits with Federal Reserve	3,848	190
Loans	3,251	2,475
Other (a)	297	(154)
Net cash provided by investing activities	5,617	822
Financing Activities
Net change in
Noninterest-bearing deposits	(559)	3,462
Interest-bearing deposits	(2,527)	(1,691)
Federal funds purchased and repurchase agreements	1,514	(385)
Federal Home Loan Bank short-term borrowings	(280)
Other short-term borrowed funds	(1,149)	(1,950)
Sales/issuances
Bank notes and senior debt	1,991	967
Other long-term borrowed funds	1,303	55
Common and treasury stock	3,409	70
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(1,757)	(1,148)
Bank notes and senior debt	(1,754)	(996)
Subordinated debt	29	(550)
Other long-term borrowed funds	(1,050)	(42)
Preferred stock – TARP	(7,579)
Acquisition of treasury stock	(67)	(35)
Preferred stock cash dividends paid	(93)	(51)
Common stock cash dividends paid	(45)	(293)
Net cash used by financing activities	(8,614)	(2,587)
Net Decrease In Cash And Due From Banks	(725)	(895)
Cash and due from banks at beginning of period	4,288	4,471
Cash and due from banks at end of period	$3,563	$3,576
Supplemental Disclosures
Interest paid	$515	$983
Income taxes paid	308	9
Income taxes refunded	1	19
Non-cash Items
Transfer from (to) loans to (from) loans held for sale, net	83	(207)
Transfer from loans to foreclosed assets	382	213

(a)	Includes the impact of the consolidation of variable interest entities as of January 1, 2010.

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Business

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, residential mortgage banking and global investment servicing, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Virginia, Missouri, Delaware, Washington, D.C., and Wisconsin. PNC also provides certain products and services internationally.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2010 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

See Note 2 Divestiture regarding our pending sale of PNC Global Investment Servicing Inc. The Consolidated Income Statement for all periods presented and related Notes To Consolidated Financial Statements reflect the global investment servicing business as discontinued operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K (2009 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2009 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to these policies in the first three months of 2010 other than as disclosed herein.

These interim consolidated financial statements serve to update the 2009 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

We have considered the impact on these consolidated financial statements of events occurring subsequent to March 31, 2010.

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

As noted above, we mark-to-market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (LTIP) programs. This obligation is classified as a derivative not designated as a hedging instrument under GAAP as disclosed in Note 12 Financial Derivatives.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2010, we adopted ASU 2009-16 – Transfers and Servicing (Topic 860) – Accounting For Transfers of Financial Assets which is a codification of guidance issued in June 2009. This guidance removes the concept of a qualifying special-purpose entity. The guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured.

On January 1, 2010, we adopted ASU 2009-17 – Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities which is a codification of guidance issued in June 2009. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. VIEs are assessed for consolidation under Topic 810 when we hold variable interests in these entities. PNC consolidates VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Effective January 1, 2010, we consolidated Market Street Funding LLC (Market Street), a credit card securitization trust, and certain Low Income Housing Tax Credit (LIHTC) investments. We recorded consolidated assets and liabilities of $4.1 billion and $4.2 billion, respectively, and an after-tax cumulative effect adjustment to retained earnings of $92 million upon adoption (see Note 3 Loan Sale and Servicing Activities and Variable Interest Entities).

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This guidance requires new disclosures as follows: 1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, 2) additional breakout of asset and liability categories and 3) purchases, sales, issuances and settlements to be reported separately in the Level 3 rollforward. This guidance was effective for PNC for first quarter 2010 reporting with the exception of item 3 which is effective beginning with first quarter 2011 reporting.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU amends the accounting guidance related to loans that are accounted for within a pool under ASC 310-30. The new guidance clarifies that modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The amended guidance continues to require that an entity consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required as a result of this ASU. ASU 2010-18 is effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July  15, 2010 with early adoption permitted. PNC accounts for loans within pools consistent with the guidance in this ASU.

NOTE 2 DIVESTITURE

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

Results of operations of GIS are presented as Income from discontinued operations, net of income taxes, on our Consolidated Income Statement for all periods presented.

Asset and liabilities of GIS at March 31, 2010 and December 31, 2009 follow.

Investment in Discontinued Operations

In millions	March 31, 2010	December 31, 2009
Interest-earning deposits with banks	$186	$255
Goodwill	1,243	1,243
Other intangible assets	50	51
Other	360	359
Total assets	$1,839	$1,908
Interest-bearing deposits	$94	$93
Accrued expenses	265	266
Other	1,557	1,009
Total liabilities	$1,916	$1,368
Net assets (liabilities)	$(77)	$540

NOTE 3 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

LOAN SALE AND SERVICING ACTIVITIES

We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-Agency securitization, and whole-loan sale transactions. In Agency securitizations, Ginnie Mae (GNMA), Fannie Mae (FNMA), and Freddie Mac (FHLMC) (collectively “the Agencies”) securitize our transferred loans into mortgage-backed securities for sale into the secondary market through Special Purpose Entities (SPEs) they sponsor. In Non-Agency securitizations, we have transferred loans into securitization SPEs. In other instances third-party investors have purchased (in whole-loan sale transactions) and subsequently sold our loans into securitization SPEs. Third-party investors have also purchased our loans in whole-loan sale transactions. Securitization SPEs, which are legal entities that are utilized in the Agency and Non-Agency securitization transactions, are VIEs.

Our continuing involvement in the Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions generally consists of servicing, limited repurchases of previously transferred loans and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

Depending on the transaction, we may act as the master, primary, and/or special servicer to the securitization SPEs or third-party investors. Servicing responsibilities typically consist of collecting and remitting monthly borrower principal and interest payments, maintaining escrow deposits, performing loss mitigation and foreclosure activities, and, in certain instances, funding of servicing advances. Servicing advances are made for principal and interest and collateral protection. Servicing advances, which are reimbursable, are recognized in Other assets at cost. With respect to Agency securitizations, the Agencies are responsible for working out defaulted loans.

We earn servicing and other ancillary fees for our role as servicer and depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer, we recognize a servicing asset at fair value. See Note 9 Goodwill and Other Intangible Assets for further discussion of our residential and commercial servicing assets.

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize the loan and a corresponding liability on the balance sheet regardless of our intent to repurchase the loan. At March 31, 2010 and December 31, 2009, the balance of our ROAP asset and liability totaled $373 million and $577 million, respectively.

We generally do not retain mortgage-backed securities issued by the Agency and Non-Agency securitization SPEs at the inception of the securitization transactions. Rather, our limited holdings of these securities occur through subsequent purchases in the secondary market. PNC does not retain any credit risk on its Agency mortgage-backed security positions as FNMA, FHLMC, and the U.S. Government (for GNMA) guarantee losses of principal and interest on the underlying mortgage loans. We generally hold a senior class of Non-Agency mortgage-backed securities.

We also have involvement with certain Agency and Non-Agency commercial securitization SPEs where we have not transferred commercial mortgage loans. These SPEs were sponsored by independent third-parties and the loans held by these entities were purchased exclusively from other third-parties. Generally, our involvement with these SPEs is as servicer with servicing activities consistent to those described above. Other than providing temporary liquidity under servicing advances, we have not provided nor are we required to provide other financial support, guarantees or commitments to the SPEs. In certain instances, we can be terminated as servicer in these commercial securitization structures without cause by the controlling class of mortgage-backed security holders of the SPE.

RECOURSE RESERVES

We recognize a liability for our loss exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties and also for loss sharing arrangements with the Agencies. Inherent in all of our loan transfers are certain representation and warranties we make to cover defects that may have occurred during the underwriting and origination of the loans. We typically repurchase loans only when representation and warranty defects are identified and go uncured. At March 31, 2010, this repurchase liability totaled $188 million and was related to residential mortgage loan transfers. We generally do not recognize a representation and warranty liability for commercial mortgage loan transfers as our exposure to loss is minimal.

We also recognize a liability for certain commercial mortgage loan loss sharing arrangements for loan transfers to the Agencies. Our liability and total exposure to loss under these loss sharing arrangements was $65 million and $6.0 billion, respectively, at March 31, 2010 (see Note 18 Commitments and Guarantees for further information). Our representation and warranty and loss share liabilities (collectively “recourse obligations”) are recognized in Other liabilities on our Consolidated Balance Sheet and are evaluated quarterly based upon loss methodologies that utilize assumptions such as historical and projected repurchase activity, loss severity, and estimated defaults. Other than providing temporary liquidity under servicing advances and our loss exposure associated with our recourse obligations, we are not required to provide any type of credit support, guarantees, or commitments to the securitization SPEs or third-party investors in these transactions.

The following tables summarize certain financial information and cash flows associated with our loan sale and servicing activities:

	March 31, 2010		December 31, 2009
In millions	Residential Mortgages	Commercial Mortgages (a)	Residential Mortgages	Commercial Mortgages (a)
FINANCIAL INFORMATION
Servicing portfolio (b)	$141,395	$184,101	$146,050	$185,167
Carrying value of servicing assets	1,271	921	1,332	921
Servicing advances	713	438	599	383
Servicing deposits	2,485	3,469	3,118	3,774
Recourse liability (c)	188	65	229	71
Carrying value of mortgage-backed securities held (d)	1,286	1,977	1,306	1,905

	Three Months Ended March 31, 2010
In millions	Residential Mortgages	Commercial Mortgages (a)
CASH FLOWS
Sales of loans (e)	$1,930	$342
Repurchases of previously transferred loans	741
Contractual servicing fees received	109	55
Servicing advances funded, net	114	55
Cash flows on mortgage-backed securities held (d)	142	37
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	For our continuing involvement with residential mortgage loan transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs. It does not include loans serviced by us that were originated by third parties in which they have not transferred.
(c)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties and our commercial mortgage loss share arrangements.
(d)	Represents securities held where PNC transferred and/or serviced loans to a securitization SPE and we hold securities issued by that SPE.
(e)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the three months ended March 31, 2010.

VARIABLE INTEREST ENTITIES

We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 and effective January 1, 2010, we consolidated Market Street, a credit card securitization trust, and certain Low Income Housing Tax Credit (LIHTC) investments as a result of adopting ASU 2009-17 – Consolidations (Topic 810).

The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of March 31, 2010 and December 31, 2009, respectively.

Consolidated VIEs – Carrying Value (a)

March 31, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Credit Risk Transfer Transaction	Total
Assets
Cash and due from banks			$17		$17
Interest-earning deposits with banks			4		4
Investment securities	$650				650
Loans	2,149	$2,216		$482	4,847
Allowance for loan and lease losses		(198)		(11)	(209)
Equity investments			1,767		1,767
Other assets	419		345	11	775
Total assets	$3,218	$2,018	$2,133	$482	$7,851
Liabilities
Other borrowed funds	$2,811	$1,512	$131		$4,454
Accrued expenses		21	97		118
Other liabilities	410		562		972
Total liabilities	$3,221	$1,533	$790		$5,544
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts reported primarily represent investments in low income housing projects.

Consolidated VIEs

In millions	Aggregate Assets (a)	Aggregate Liabilities (a)
March 31, 2010
Market Street	$3,779	$3,790
Credit Card Securitization Trust	2,208	1,643
Tax Credit Investments (b)	2,156	877
Credit Risk Transfer Transaction	829	829

December 31, 2009
Tax Credit Investments (b)	$1,933	$808
Credit Risk Transfer Transaction	860	860
(a)	Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to elimination of intercompany assets and liabilities held by the consolidated VIE.
(b)	Amounts reported primarily represent investments in low income housing projects.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
March 31, 2010
Tax Credit Investments (a)	$3,243	$1,794	$664	$664	(c)	$300	(d)
Commercial Mortgage-Backed Securitizations (b)	90,648	90,648	2,149	2,149	(e)
Residential Mortgage-Backed Securitizations (b)	55,013	55,013	1,314	1,311	(e)	3	(d)
Collateralized Debt Obligations	24		2	2	(c)
Total	$148,928	$147,455	$4,129	$4,126		$303

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2009
Market Street	$3,698	$3,718	$6,155	(f)
Tax Credit Investments (a)	1,786	1,156	743
Collateralized Debt Obligations	23		2
Total	$5,507	$4,874	$6,900

(a)	Amounts reported primarily represent investments in low income housing projects. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired National City partnerships.
(b)	Amounts reported reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. Further information on all security holdings is included in Note 7 Investment Securities.
(c)	Included in the table above as we do not have the power to direct the activities that most significantly impact the economic performance of the entity. Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(f)	PNC’s risk of loss consisted of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2009.

MARKET STREET

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper which has been rated A1/P1/F1 by Standard & Poor’s, Moody’s, and Fitch, respectively, and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2009 and the first quarter of 2010,

Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and all of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Through these arrangements, PNC has the power to direct the activities of the special purpose entity (SPE) that most significantly affect its economic performance and these arrangements expose PNC to expected losses or residual returns that are significant to Market Street.

The commercial paper obligations at March 31, 2010 and December 31, 2009 were effectively collateralized by Market Street’s assets. While PNC may be obligated to fund under the $5.4 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower such as by the over-collateralization of the assets or by another third party in the form of deal-specific credit enhancement. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $441 million of the liquidity facilities if the underlying assets are in default. Market Street creditors have no direct recourse to PNC.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013. At March 31, 2010, approximately $567 million was outstanding on this facility. This amount was eliminated in PNC’s Consolidated Balance Sheet as of March 31, 2010 due to the consolidation of Market Street. We are not required to nor have we provided additional financial support to the SPE.

CREDIT CARD SECURITIZATION TRUST

We are the sponsor of several credit card securitizations facilitated through an SPE trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment. At March 31, 2010, Series 2005-1, 2006-1, 2007-1, and 2008-3 issued by the SPE were outstanding.

Our continuing involvement in these securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. For each securitization series, our retained interests held are in the form of a pro-rata undivided interest, or sellers’ interest, in the transferred receivables, subordinated tranches of asset-backed securities, interest-only strips, discount receivables, and subordinated interests in accrued interest and fees in securitized receivables. We consolidated the SPE as of January 1, 2010 as we are deemed the primary beneficiary of the entity based upon our level of continuing involvement. Our role as primary servicer gives us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of retained interests gives us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. Accordingly, all retained interests held in the credit card SPE are eliminated in consolidation. We are not required to nor have we provided additional financial support to the SPE. Additionally, creditors of the SPE have no direct recourse to PNC.

TAX CREDIT INVESTMENTS

We make certain equity investments in various limited partnerships or limited liability companies (LLCs) that sponsor affordable housing projects utilizing the LIHTC pursuant to Sections 42 and 47 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the investments include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity. We typically invest in these partnerships as a limited partner or non-managing member.

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits in LIHTC investments are the tax credits, tax benefits due to passive losses on the investments, and development and operating cash flows. We have consolidated LIHTC investments in which we are the general partner or managing member and have a limited partnership interest or non-managing member interest that could potentially absorb losses or receive benefits that are significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other liabilities and third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. There are no terms or conditions that have required or could require us, as the primary beneficiary, to provide financial support. Also, we have not provided nor do we intend to provide financial or other support to the limited partnership or LLC that we are not contractually obligated to provide. The consolidated aggregate assets and liabilities of these LIHTC investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

We also have LIHTC investments in which we are not the general partner and do not have the right to make decisions that will most significantly impact the economic performance of the entity. Accordingly, we are not the primary beneficiary of these investments and thus they are not consolidated. These investments are disclosed in the Non-Consolidated VIEs table. The table also reflects our maximum exposure to loss. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity method to account for our investment in these entities with the investments reflected in Equity investments on our Consolidated Balance Sheet. In addition, we increase our recognized investments and recognize a liability for all legally binding unfunded equity commitments. These liabilities are reflected in Other liabilities on our Consolidated Balance Sheet.

CREDIT RISK TRANSFER TRANSACTION

National City Bank (which merged into PNC Bank, N.A. in November 2009) sponsored an SPE and concurrently entered into a credit risk transfer agreement with an independent third party to mitigate credit losses on a pool of nonconforming residential mortgage loans originated by its former First Franklin business unit. The SPE or VIE was formed with a small equity contribution and was structured as a bankruptcy-remote entity so that its creditors have no recourse to the sponsor. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued asset-backed securities to the sponsor in the form of senior, mezzanine, and subordinated equity notes.

The credit risk transfer agreement associated with this transaction is no longer outstanding as a result of certain actions taken by us and the independent third-party in 2009. Refer to our 2009 Form 10-K for further details of these actions. We continue to hold all asset-backed securities issued by the SPE and are also the depositor in this transaction. As a result, we are deemed the primary beneficiary of the SPE. Our rights as depositor give us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of all asset-backed securities gives us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. Accordingly, this SPE is consolidated and all of the entity’s assets, liabilities, and equity associated with the securities held by us are intercompany balances and are eliminated in consolidation. We are not required to nor have we provided additional financial support to the SPE.

RESIDENTIAL AND COMMERCIAL MORTGAGE-BACKED SECURITIZATIONS

In connection with each Agency and Non-Agency securitization discussed above, we evaluate each SPE utilized in these transactions for consolidation. In performing these assessments, we evaluate our level of continuing involvement in these transactions as the magnitude of our involvement ultimately determines whether or not we hold a variable interest and/or are the primary beneficiary of the SPE. Factors we consider in our consolidation assessment include the significance of (1) our role as servicer, (2) our holdings of mortgage-backed securities issued by the securitization SPE, and (3) the rights of third-party variable interest holders.

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At March 31, 2010, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC as the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory purposes.

In February 2008, PNC Preferred Funding LLC (the LLC), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (Trust III) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the LLC Preferred Securities). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the Trust II Securities) of PNC Preferred Funding Trust II (Trust II) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the Trust I Securities) of PNC Preferred Funding Trust I (Trust I) in which Trust I acquired

$500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a noncontrolling interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This noncontrolling interest totaled approximately $1.3 billion at March 31, 2010.

Our 2009 Form 10-K includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The Trust III Securities include dividend restriction covenants similar to those described for Trust II Securities.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

In millions	March 31 2010	December 31 2009
Commercial	$54,703	$54,818
Commercial real estate	21,950	23,131
Consumer	55,234	53,582
Residential real estate	19,268	19,810
Equipment lease financing	6,111	6,202
Total loans	$157,266	$157,543

Loans are presented net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $3.0 billion and $3.2 billion at March 31, 2010 and December 31, 2009, respectively. Future accretable discounts related to purchased impaired loans are not included in loans outstanding.

At March 31, 2010, we pledged $15.7 billion of loans to the Federal Reserve Bank and $28.2 billion of loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2009 were $18.8 billion and $32.6 billion, respectively.

Certain loans are accounted for at fair value with changes in the fair value reported in current period earnings. The fair value of these loans was $111 million, or less than 1% of the total loan portfolio, at March 31, 2010.

Net Unfunded Credit Commitments

In millions	March 31 2010	December 31 2009
Commercial and commercial real estate	$56,850	$60,143
Home equity lines of credit	20,229	20,367
Consumer credit card line and other unsecured lines	18,248	18,800
Other	1,036	1,485
Total	$96,363	$100,795

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At March 31, 2010 commercial commitments are reported net of $12.5 billion of participations, assignments and syndications, primarily to financial institutions. The comparable amount at December 31, 2009 was $13.2 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment. Consumer home equity lines of credit accounted for 53% of consumer unfunded credit commitments at March 31, 2010.

Unfunded credit commitments related to purchased customer receivables totaled $2.8 billion at March 31, 2010. These receivables are now a component of PNC’s total unfunded credit commitments due to the January 1, 2010 consolidation of Market Street. These amounts are included in the preceding table within the “Commercial and commercial real estate” category.

Unfunded credit commitments related to Market Street totaled $5.6 billion at December 31, 2009 and are included in the preceding table primarily within the “Commercial and commercial real estate” category. This amount was eliminated as of March 31, 2010 due to the consolidation of Market Street.

NOTE 5 ASSET QUALITY

The following table sets forth nonperforming assets and related information.

These amounts exclude purchased impaired loans acquired in connection with the December 31, 2008 National City acquisition. See Note 6 Purchased Impaired Loans Related to National City for further information.

Dollars in millions	March 31, 2010	December 31, 2009
Nonaccrual loans
Commercial	$1,833	$1,806
Commercial real estate	2,216	2,140
Equipment lease financing	123	130
TOTAL COMMERCIAL LENDING	4,172	4,076
Consumer
Home equity	337	356
Other	35	36
Total consumer	372	392
Residential real estate
Residential mortgage	968	955
Residential construction	249	248
Total residential real estate	1,217	1,203
TOTAL CONSUMER LENDING	1,589	1,595
Total nonaccrual/nonperforming loans	5,761	5,671
Foreclosed and other assets
Commercial lending	328	266
Consumer lending	451	379
Total foreclosed and other assets	779	645
Total nonperforming assets	$6,540	$6,316
Nonperforming loans to total loans	3.66%	3.60%
Nonperforming assets to total loans and foreclosed and other assets	4.14	3.99
Nonperforming assets to total assets	2.46	2.34

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation are considered troubled debt restructurings (TDRs). TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonperforming loans in the table above include TDRs of $385 million at March 31, 2010 and $440 million at December 31, 2009.

TDRs returned to performing (accrual) status totaled $217 million at March 31, 2010 and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of performance under the modified terms.

In addition, credit cards and certain small business and consumer credit agreements whose terms have been modified totaled $279 million at March 31, 2010 and are excluded from nonperforming loans. Our policy is generally to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance. These loans are directly charged off in the period that they become 180 days past due.

Net interest income less the provision for credit losses was $1.6 billion for the first three months of 2010 compared with $1.4 billion for the first three months of 2009.

Changes in the allowance for loan and lease losses follow:

In millions	2010	2009
January 1	$5,072	$3,917
Charge-offs	(827)	(512)
Recoveries	136	81
Net charge-offs	(691)	(431)
Provision for credit losses	751	880
Acquired allowance adjustment		(83)
Adoption of ASU 2009-17, Consolidations	141
Other	2
Net change in allowance for unfunded loan commitments and letters of credit	44	16
March 31	$5,319	$4,299

Changes in the allowance for unfunded loan commitments and letters of credit follow:

In millions	2010	2009
January 1	$296	$344
Net change in allowance for unfunded loan commitments and letters of credit	(44)	(16)
March 31	$252	$328

Originated impaired loans exclude leases and smaller homogeneous type loans as well as purchased impaired loans related to our acquisition of National City. We did not recognize any interest income on originated loans while they were impaired in the first three months of 2010 or 2009. The following table provides further detail on impaired loans individually evaluated for reserves and the associated allowance for loan losses:

Originated Impaired Loans (a)

In millions	Mar. 31 2010	Dec. 31 2009
Impaired loans with an associated reserve	$3,910	$3,475
Impaired loans without an associated reserve	491	471
Total impaired loans	$4,401	$3,946
Specific allowance for credit losses	$1,250	$1,148
Average impaired loan balance (b)	$4,163	$2,909
(a)	Purchased impaired loans related to our acquisition of National City are excluded from this table and are disclosed in Note 6 Purchased Impaired Loans Related to National City.
(b)	Three-month average for 2010 and full-year average for 2009.

NOTE 6 PURCHASED IMPAIRED LOANS RELATED TO NATIONAL CITY

As further described in Note 6 of the 2009 Form 10-K, at December 31, 2008, we identified certain loans related to the National City acquisition, for which there was evidence of credit quality deterioration since origination and it was probable that we would be unable to collect all contractually required principal and interest payments. GAAP requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for such loans acquired in a transfer.

At March 31, 2010 and December 31, 2009, purchased impaired loans had a carrying value of $9.8 billion and $10.4 billion, respectively. During the first three months of 2010, the amount of purchased impaired loans decreased by a net $0.6 billion as a result of payments and other exit activities partially offset by accretion of purchase accounting discount. The unpaid principal balance of these loans was $13.6 billion at March 31, 2010 and $15.4 billion at December 31, 2009, as detailed below:

Purchased Impaired Loans

	March 31, 2010		December 31, 2009
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial (a)	$430	$713	$558	$1,016
Commercial real estate (a)	1,495	2,235	1,694	2,705
Consumer	3,376	4,852	3,457	5,097
Residential real estate	4,471	5,784	4,663	6,620
Total	$9,772	$13,584	$10,372	$15,438
(a)	Includes purchased impaired loans held for sale. The recorded investment and outstanding balance of these loans was $99 million and $127 million, respectively, at March 31, 2010. Comparable balances at December 31, 2009 were $85 million and $200 million.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows of individual commercial or pooled consumer purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to the provision for credit losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from prepayments, the effect will be to reduce the yield prospectively. Subsequent decreases to the expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. During the first three months of 2010, $110 million of provision and $62 million of charge-offs were recorded on impaired loans. As of March 31, 2010, decreases in the expected cash flows of purchased impaired loans resulted in an allowance for loan and lease losses of $604 million on $7.4 billion of the impaired loans while the remaining $2.4 billion of impaired loans required no allowance as expected cash flows improved or remained the same. Subsequent increases in cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

Activity for the accretable yield for the first three months of 2010 follows.

Accretable Yield

In millions	2010
January 1	$3,502
Accretion (including cash recoveries)	(340)
Net reclassifications from non-accretable to accretable	516
Disposals	(98)
March 31	$3,580

NOTE 7 INVESTMENT SECURITIES

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
March 31, 2010

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$10,520	$58	$(39)	$10,539
Residential mortgage-backed
Agency	22,259	499	(54)	22,704
Non-agency	9,498	205	(1,993)	7,710
Commercial mortgage-backed
Agency	1,179	25	(2)	1,202
Non-agency	1,908	37	(89)	1,856
Asset-backed	1,842	24	(335)	1,531
State and municipal	1,374	56	(54)	1,376
Other debt	2,180	50	(6)	2,224
Total debt securities	50,760	954	(2,572)	49,142
Corporate stocks and other	399			399
Total securities available for sale	$51,159	$954	$(2,572)	$49,541
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,295	$213	$(2)	$4,506
Asset-backed	3,761	102	(13)	3,850
Other debt	9	1		10
Total securities held to maturity	$8,065	$316	$(15)	$8,366

December 31, 2009

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$20	$(48)	$7,520
Residential mortgage-backed
Agency	24,076	439	(77)	24,438
Non-agency	10,419	236	(2,353)	8,302
Commercial mortgage-backed
Agency	1,299	10	(12)	1,297
Non-agency	4,028	42	(222)	3,848
Asset-backed	2,019	30	(381)	1,668
State and municipal	1,346	58	(54)	1,350
Other debt	1,984	38	(7)	2,015
Total debt securities	52,719	873	(3,154)	50,438
Corporate stocks and other	360			360
Total securities available for sale	$53,079	$873	$(3,154)	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$195		$2,225
Asset-backed	3,040	109	$(13)	3,136
Other debt	159	1		160
Total securities held to maturity	$5,229	$305	$(13)	$5,521

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related.

During the first three months of 2010, we transferred $2.2 billion of available for sale commercial mortgage-backed non-agency securities to the held to maturity portfolio. The reclassification was made at fair value at the date of transfer. Net pretax unrealized gains in accumulated other comprehensive loss totaled $92 million at the transfer date and will be accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of premium on the same transferred securities, resulting in no impact on net income.

The following table presents gross unrealized loss and fair value of securities available for sale at March 31, 2010 and December 31, 2009. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of OTTI has been recognized in accumulated other comprehensive loss. The gross unrealized loss on debt securities held to maturity was $15 million at March 31, 2010 and $13 million at December 31, 2009 with the majority of positions in a continuous loss position for less than 12 months.

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2010
Securities available for sale
Debt securities
US Treasury and government agencies	$(28)	$2,582	$(11)	$179	$(39)	$2,761
Residential mortgage-backed
Agency	(54)	4,262		34	(54)	4,296
Non-agency	(6)	67	(1,987)	6,684	(1,993)	6,751
Commercial mortgage-backed
Agency	(2)	259			(2)	259
Non-agency		10	(89)	725	(89)	735
Asset-backed	(5)	94	(330)	1,053	(335)	1,147
State and municipal	(1)	45	(53)	277	(54)	322
Other debt	(3)	426	(3)	13	(6)	439
Total	$(99)	$7,745	$(2,473)	$8,965	$(2,572)	$16,710

December 31, 2009
Securities available for sale
Debt securities
US Treasury and government agencies	$(48)	$4,015			$(48)	$4,015
Residential mortgage-backed
Agency	(76)	6,960	$(1)	$56	(77)	7,016
Non-agency	(7)	79	(2,346)	7,223	(2,353)	7,302
Commercial mortgage-backed
Agency	(12)	779			(12)	779
Non-agency	(3)	380	(219)	1,353	(222)	1,733
Asset-backed	(1)	142	(380)	1,153	(381)	1,295
State and municipal	(1)	49	(53)	285	(54)	334
Other debt	(3)	299	(4)	18	(7)	317
Total	$(151)	$12,703	$(3,003)	$10,088	$(3,154)	$22,791

Evaluating Investments for Other-than-Temporary Impairments

For the securities in the above table, as of March 31, 2010 we do not intend to sell and have determined it is not more likely than not we will be required to sell the security prior to recovery of the amortized cost basis.

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

The security-level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. Our assessment considers the security structure, recent security collateral performance metrics if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, our judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. We also consider the severity of the impairment and the length of time the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Balance Sheet Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

For debt securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The paragraphs below describe our process for identifying credit impairment for our most significant categories of securities not backed by the US government or its agencies.

Non-Agency Residential Mortgage-Backed Securities and Asset-Backed Securities Collateralized by First-Lien and Second-Lien Residential Mortgage Loans

To measure credit losses for these securities, we compile relevant collateral details and performance statistics on a security-by-security basis. The securities are then processed through a series of pre-established filters based upon ratings, collateral performance, projected losses, market prices and judgment to identify bonds that have the potential to be credit impaired.

Securities not passing all of the filters are subjected to further analysis. Cash flows are projected for the underlying collateral and are applied to the securities according to the deal structure using a third-party default model. Collateral cash flows are estimated using assumptions for prepayment rates, future defaults, and loss severity rates. The assumptions are security specific and are based on collateral characteristics, historical performance, and future expected performance. Based on the results of the cash flow analysis, we determined whether we will recover the amortized cost basis of our security.

The key assumptions used for assessing credit impairment on prime and Alt-A non-agency residential mortgage-backed securities and asset-backed securities collateralized by first and second-lien residential mortgage loans as of March 31, 2010 follow.

March 31, 2010	Range	Weighted- average (a)
Long-term prepayment rate (annual CPR)
Prime	7-15%	12%
Alt-A	7-15	9
Remaining collateral expected to default
Prime	0-49%	17%
Alt-A	3-83	43
Loss severity
Prime	15-63%	45%
Alt-A	25-75	58
(a)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

Non-Agency Commercial Mortgage-Backed Securities

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

During the first quarters of 2010 and 2009, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Credit Losses Recognized in Earnings

	Three months ended March 31
In millions	2010	2009
Available for sale securities:
Non-agency residential mortgage-backed	$(73)	$(118)
Commercial mortgage-backed		(5)
Asset-backed	(43)	(18)
Other debt		(4)
Marketable equity securities		(4)
Total	$(116)	$(149)

The noncredit portion of OTTI totaled $124 million and $537 million for the first three months of 2010 and 2009, respectively and was included in accumulated other comprehensive loss.

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended March 31, 2010
December 31, 2009	$(479)	$(6)	$(145)	$(12)	$(642)
Loss where impairment was not previously recognized	(12)		(5)		(17)
Additional loss where credit impairment was previously recognized	(61)		(38)		(99)
Reduction due to credit impaired securities sold	12				12
March 31, 2010	$(540)	$(6)	$(188)	$(12)	$(746)

In millions	Non-agency residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended March 31, 2009 (a)
December 31, 2008	$(35)		$(34)		$(69)
Loss where impairment was not previously recognized	(118)	$(5)	(18)	$(4)	(145)
March 31, 2009	$(153)	$(5)	$(52)	$(4)	$(214)
(a)	Excludes OTTI credit losses related to equity securities totaling $4 million.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

Three months ended March 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
2010	$6,040	$144	$54	$90	$31
2009	2,744	56		56	20

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2010.

Contractual Maturity of Debt Securities

March 31, 2010 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$33	$6,379	$3,838	$270	$10,520
Residential mortgage-backed
Agency	81	73	1,033	21,072	22,259
Non-agency			49	9,449	9,498
Commercial mortgage-backed
Agency		214	935	30	1,179
Non-agency		61		1,847	1,908
Asset-backed		215	340	1,287	1,842
State and municipal	60	169	180	965	1,374
Other debt	10	1,753	212	205	2,180
Total debt securities available for sale	$184	$8,864	$6,587	$35,125	$50,760
Fair value	$186	$8,944	$6,637	$33,375	$49,142
Weighted-average yield, GAAP basis	3.68%	2.61%	3.62%	4.57%	4.10%
SECURITIES HELD TO MATURITY
Commercial mortgage-backed (non-agency)		$225	$70	$4,000	$4,295
Asset-backed	$263	2,615	601	282	3,761
Other debt		1	6	2	9
Total debt securities held to maturity	$263	$2,841	$677	$4,284	$8,065
Fair value	$263	$2,945	$689	$4,469	$8,366
Weighted-average yield, GAAP basis	1.41%	3.43%	1.39%	5.03%	4.04%

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of agency mortgage-backed securities was 4.0 years, of non-agency mortgage-backed securities was 4.7 years, of commercial mortgage-backed securities was 3.9 years and of asset-backed securities was 2.6 years at March 31, 2010. Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

The fair value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $25.3 billion at March 31, 2010 and $23.4 billion at December 31, 2009. The pledged securities include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge.

The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $1.3 billion at March 31, 2010 and $2.4 billion at December 31, 2009 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, $204 million was repledged to others at March 31, 2010 and $1.3 billion was repledged to others at December 31, 2009.

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

Level 3

Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain available for sale and trading securities, commercial mortgage loans held for sale, private equity investments, residential mortgage servicing rights, BlackRock Series C Preferred Stock and certain financial derivative contracts. The available for sale and trading securities within Level 3 include non-agency residential mortgage-backed securities, auction rate securities, certain private-issuer asset-backed securities and corporate debt securities. Nonrecurring items, primarily certain nonaccrual and other loans held for sale, commercial mortgage servicing rights, equity investments and other assets are also included in this category.

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

Securities Available for Sale and Trading Securities

Securities measured at fair value include both the available for sale and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. Approximately 60% of our positions are valued using prices obtained from pricing services provided by the Barclay’s Capital Index, formerly known as the Lehman Index, and Interactive Data Corp. (IDC). For approximately 15% or more of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealer or market quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include using a discounted cash flow approach or, in certain instances, identifying a proxy security, market transaction or index. For certain security types, primarily non-agency residential securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at March 31, 2010, the relevant pricing service information was the predominant input.

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

Residential Mortgage Loans Held for Sale

We have elected to account for certain residential mortgage loans originated for sale on a recurring basis at fair value. At March 31, 2010 and December 31, 2009, all residential mortgage loans held for sale were at fair value. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2.

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

Due to inactivity in the CMBS securitization market in 2010 and 2009, we determine the fair value of commercial mortgage loans held for sale by using a whole loan methodology. Fair value is determined using assumptions that management believes a market participant would use in pricing the loans. When available, valuation assumptions included observable inputs based on whole loan sales. Adjustments are made to these assumptions to account for situations when uncertainties exist, including market conditions and liquidity. Credit risk is included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace. Based on the significance of unobservable inputs, we classified this portfolio as Level 3.

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

Customer Resale Agreements

We have elected to account for structured resale agreements, which are economically hedged using free-standing financial derivatives, at fair value. The fair value for structured resale agreements is determined using a model which includes observable market data such as interest rates as inputs. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market-related data. These instruments are classified as Level 2.

BlackRock Series C Preferred Stock

We have elected to account for the approximately 2.9 million shares of the BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. The Series C Preferred Stock economically hedges the BlackRock LTIP liability that is accounted for as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the LTIP obligation. Due to the significance of unobservable inputs, this security is classified as Level 3.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Fair Value Measurements—Summary

	March 31, 2010				December 31, 2009
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$10,035	$504		$10,539	$7,026	$494		$7,520
Residential mortgage-backed
Agency		22,704		22,704		24,433	$5	24,438
Non-Agency			$7,710	7,710			8,302	8,302
Commercial mortgage-backed
Agency		1,202		1,202		1,297		1,297
Non-Agency		1,853	3	1,856		3,842	6	3,848
Asset-backed		344	1,187	1,531		414	1,254	1,668
State and municipal		1,104	272	1,376		1,084	266	1,350
Other debt		2,141	83	2,224		1,962	53	2,015
Total debt securities	10,035	29,852	9,255	49,142	7,026	33,526	9,886	50,438
Corporate stocks and other	235	117	47	399	230	83	47	360
Total securities available for sale	10,270	29,969	9,302	49,541	7,256	33,609	9,933	50,798
Financial derivatives (a) (b)
Interest rate contracts	29	3,899	78	4,006	25	3,630	47	3,702
Other contracts		212	8	220	2	209	3	214
Total financial derivatives	29	4,111	86	4,226	27	3,839	50	3,916
Residential mortgage loans held for sale (c)		1,158		1,158		1,012		1,012
Trading securities (d)
Debt (e)	961	516	77	1,554	1,690	299	89	2,078
Equity	41			41	46			46
Total trading securities	1,002	516	77	1,595	1,736	299	89	2,124
Residential mortgage servicing rights (f)			1,271	1,271			1,332	1,332
Commercial mortgage loans held for sale (c)			1,041	1,041			1,050	1,050
Equity investments
Direct investments			602	602			595	595
Indirect investments (g)			606	606			593	593
Total equity investments			1,208	1,208			1,188	1,188
Customer resale agreements (h)		963		963		990		990
Loans (i)		111		111		107		107
Other assets
BlackRock Series C Preferred Stock (j)			452	452			486	486
Other		419	9	428		207	23	230
Total other assets		419	461	880		207	509	716
Total assets	$11,301	$37,247	$13,446	$61,994	$9,019	$40,063	$14,151	$63,233
Liabilities
Financial derivatives (b) (k)
Interest rate contracts	$3	$3,111	$32	$3,146	$2	$3,185	$18	$3,205
BlackRock LTIP			452	452			486	486
Other contracts		140	10	150		146	2	148
Total financial derivatives	3	3,251	494	3,748	2	3,331	506	3,839
Trading securities sold short (l)
Debt (e)	200	40		240	1,288	42		1,330
Equity	15			15	14			14
Total trading securities sold short	215	40		255	1,302	42		1,344
Other liabilities						6		6
Total liabilities	$218	$3,291	$494	$4,003	$1,304	$3,379	$506	$5,189
(a)	Included in Other assets on the Consolidated Balance Sheet.
(b)	Amounts at March 31, 2010 and December 31, 2009 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At March 31, 2010 and December 31, 2009, respectively, the net asset amounts were $2.220 billion and $2.047 billion and the net liability amounts were $1.713 billion and $1.733 billion.

(c)	Included in loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized losses of $12 million at March 31, 2010 and net unrealized gains of $9 million at December 31, 2009.
(e)	Comprised primarily of US Treasury and government agencies securities.
(f)	Included in other intangible assets on the Consolidated Balance Sheet.
(g)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.
(h)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(i)	Included in loans on the Consolidated Balance Sheet. PNC has elected the fair value option for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(j)	PNC has elected the fair value option for these shares.
(k)	Included in Other liabilities on the Consolidated Balance Sheet.
(l)	Included in Other borrowed funds on the Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2010 and 2009 follow.

Three Months Ended March 31, 2010

	December 31, 2009	Total realized / unrealized gains or losses (a)		Purchases, issuances, and settlements, net	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	March 31, 2010	(*) Attributable to unrealized gains or losses related to assets and liabilities held at March 31, 2010
Level 3 Instruments Only In millions		Included in earnings (*)	Included in other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed agency	$5			$(5)
Residential mortgage-backed non-agency	8,302	$(101)	$(77)	(414)			$7,710	$(73)
Commercial mortgage-backed non-agency	6				$2	$(5)	3
Asset-backed	1,254	(43)	13	(37)			1,187	(43)
State and municipal	266		(6)	11	1		272
Other debt	53		3	(2)	29		83
Corporate stocks and other	47		(1)	1			47
Total securities available for sale	9,933	(144)	(68)	(446)	32	(5)	9,302	(116)
Financial derivatives	50	36					86	51
Trading securities—Debt	89	(4)		(8)			77	(4)
Residential mortgage servicing rights	1,332	(35)		(26)			1,271	(34)
Commercial mortgage loans held for sale	1,050	9		(18)			1,041	9
Equity investments
Direct investments	595	25		(18)			602	15
Indirect investments	593	17		(4)			606	11
Total equity investments	1,188	42		(22)			1,208	26
Other assets
BlackRock Series C Preferred Stock	486	(30)		(4)			452
Other	23		(3)	(11)			9
Total other assets	509	(30)	(3)	(15)			461
Total assets	$14,151	$(126)	$(71)	$(535)	$32	$(5)	$13,446	$(68)
Total liabilities (c)	$506	$(14)		$2			$494	$27

Three Months Ended March 31, 2009

				Total realized / unrealized gains or losses (a)					(*) Attributable to unrealized gains or losses related to assets and liabilities held at March 31, 2009
Level 3 Instruments Only In millions	December 31, 2008	National City Acquisition	Balance, January 1, 2009	Included in earnings (*)	Included in other compre- hensive income	Purchases, issuances, and settlements, net	Transfers into Level 3, net (b)	March 31, 2009
Assets
Securities available for sale
Residential mortgage-backed agency		$7	$7		$(1)			$6
Residential mortgage-backed non-agency	$3,304	899	4,203	$(110)	472	$25	$4,691	9,281	$(110)
Commercial mortgage-backed non-agency	337		337	(5)	51		3,045	3,428	(5)
Asset-backed	833	59	892	(11)	(24)	(7)	469	1,319	(11)
State and municipal	271	50	321		2	(6)	(26)	291
Other debt	34	48	82	(4)	(2)	(26)	1	51	(4)
Corporate stocks and other	58		58		(3)	(2)		53
Total securities available for sale	4,837	1,063	5,900	(130)	495	(16)	8,180	14,429	(130)
Financial derivatives	125	35	160	162		(150)	3	175	73
Trading securities
Debt	56	26	82	(5)		10		87	(2)
Equity	17	6	23	(1)			3	25	(1)
Total trading securities	73	32	105	(6)		10	3	112	(3)
Residential mortgage servicing rights	6	1,019	1,025	3		24		1,052	(5)
Commercial mortgage loans held for sale	1,400	1	1,401	(58)		(98)		1,245	(54)
Equity investments	571	610	1,181	(64)		18		1,135	(67)
Other assets
BlackRock Series C Preferred Stock				61		211		272
Other		40	40	8	(10)			38
Total other assets		40	40	69	(10)	211		310
Total assets	$7,012	$2,800	$9,812	$(24)	$485	$(1)	$8,186	$18,458	$(186)
Total liabilities (c)	$22	$16	$38	$61		$213		$312	$10
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Net losses (realized and unrealized) relating to Level 3 assets and liabilities were $112 million for the first three months of 2010 compared with net losses of $85 million for the first three months of 2009. These amounts included net unrealized losses of $95 million and $196 million for the first three months of 2010 and 2009, respectively. These amounts were included in noninterest income on the Consolidated Income Statement.

During the first three months of 2010, no material transfers of assets or liabilities between the hierarchy levels occurred.

During the first three months of 2009, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $8.2 billion. These primarily related to non-agency residential and commercial mortgage-backed securities where management determined that the volume and level of market activity for these assets had significantly decreased. Other Level 3 assets include commercial mortgage loans held for sale, certain equity securities, auction rate securities, corporate debt securities, trading securities, certain private-issuer asset-backed securities, private equity investments, residential mortgage servicing rights and other assets.

Interest income earned from trading securities totaled $14 million in the first three months of 2010 and $10 million in the first three months of 2009. These amounts are included in other interest income on the Consolidated Income Statement.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans and loans held for sale represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or based on an observable market price, which often results in significant management assumptions and input with respect to the determination of fair value. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial servicing rights reflect a recovery of a certain strata during 2009 while one stratum was impaired at March 31, 2010 and no strata were impaired at December 31, 2009. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds. Annually, this model is subject to an internal review process to validate controls and model results.

Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2010	December 31 2009	March 31 2010	March 31 2009
Assets
Nonaccrual loans	$1,087	$939	$8	$(146)
Loans held for sale	44	168	(2)	(6)
Equity investments (b)		154		(43)
Commercial mortgage servicing rights (c)	359		(4)	9
Other intangible assets	1	1
Other real estate owned	98	108	(30)	(24)
Long-lived assets held for sale	15	30	(9)
Total assets	$1,604	$1,400	$(37)	$(210)
(a)	All Level 3 except $5 million in loans held for sale which were Level 2 at December 31, 2009.
(b)	Includes LIHTC and other equity investments.
(c)	One stratum at fair value at March 31, 2010 and no strata at fair value at December 31, 2009.

Fair Value Option

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

At March 31, 2010, commercial mortgage loans held for sale for which we elected the fair value option had an aggregate fair value of $1.0 billion and an aggregate outstanding principal balance of $1.3 billion. The comparable amounts at December 31, 2009 were $1.1 billion and $1.3 billion, respectively.

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. Net gains resulting from changes in fair value of these loans of $9 million in the first three months of 2010 and net losses of $58 million for the first three months of 2009 were recorded in other noninterest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument- specific credit risk for both the first three months of 2010 and the first three months of 2009 were not material. The changes in fair value of these loans were partially offset by changes in the fair value of the related financial derivatives that economically hedged these loans.

Residential Mortgage Loans Held for Sale

At March 31, 2010, residential mortgage loans held for sale for which we elected the fair value option had an aggregate fair value and an outstanding principal balance of $1.2 billion. The comparable aggregate fair value and outstanding principal balance at December 31, 2009 were $1.0 billion. Throughout 2010 and 2009, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for the first three months of 2010 and the first three months of 2009 were not material. At March 31, 2010, residential mortgage loans held in portfolio had a total fair value of $109 million and a total outstanding principal balance of $127 million. The comparable amounts at December 31, 2009 were $88 million and $104 million, respectively.

Customer Resale Agreements

At March 31, 2010, structured resale agreements with an aggregate fair value of $963 million were included in federal funds sold and resale agreements on our Consolidated Balance Sheet. The aggregate outstanding principal balance at March 31, 2010 was $900 million. The comparable amounts at December 31, 2009 were $990 million and $925 million, respectively. Interest income on structured resale agreements is reported on the Consolidated Income Statement in other interest income. Changes in fair value due to instrument-specific credit risk for both the first three months of 2010 and the first three months of 2009 were not material.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
Three Months Ended March 31 – in millions	2010	2009
Assets
Customer resale agreements	$1	$(7)
Commercial mortgage loans held for sale	9	(58)
Residential mortgage loans held for sale	46	119
Residential mortgage loans – portfolio	2	(3)
BlackRock Series C Preferred Stock	(30)	61
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2010
Customer resale agreements	$963	$900	$63
Residential mortgage loans held for sale
Performing loans	1,138	1,125	13
Loans 90 days or more past due	19	26	(7)
Nonaccrual loans	1	6	(5)
Total	1,158	1,157	1
Commercial mortgage loans held for sale (a)
Performing loans	1,018	1,219	(201)
Nonaccrual loans	23	35	(12)
Total	1,041	1,254	(213)
Residential mortgage loans – portfolio
Performing loans	38	40	(2)
Loans 90 days or more past due	54	56	(2)
Nonaccrual loans	17	31	(14)
Total	$109	$127	$(18)
December 31, 2009
Customer resale agreements	$990	$925	$65
Residential mortgage loans held for sale
Performing loans	971	977	(6)
Loans 90 days or more past due	40	50	(10)
Nonaccrual loans	1	9	(8)
Total	1,012	1,036	(24)
Commercial mortgage loans held for sale (a)
Performing loans	1,023	1,235	(212)
Nonaccrual loans	27	41	(14)
Total	1,050	1,276	(226)
Residential mortgage loans – portfolio
Performing loans	25	27	(2)
Loans 90 days or more past due	51	54	(3)
Nonaccrual loans	12	23	(11)
Total	$88	$104	$(16)
(a)	There were no loans 90 days or more past due within this category at March 31, 2010 or December 31, 2009.

ADDITIONAL FAIR VALUE INFORMATION RELATED TO FINANCIAL INSTRUMENTS

	March 31, 2010		December 31, 2009
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$6,642	$6,642	$12,248	$12,248
Trading securities	1,595	1,595	2,124	2,124
Investment securities	57,606	57,907	56,027	56,319
Loans held for sale	2,691	2,677	2,539	2,597
Net loans (excludes leases)	145,837	145,078	146,270	145,014
Other assets	4,978	4,978	4,883	4,883
Mortgage and other loan servicing rights	2,192	2,249	2,253	2,352
Financial derivatives
Designated as hedging instruments under GAAP	916	916	739	739
Not designated as hedging instruments under GAAP	3,310	3,310	3,177	3,177

Liabilities
Demand, savings and money market deposits	133,383	133,383	132,645	132,645
Time deposits	49,140	49,578	54,277	54,534
Borrowed funds	42,845	43,624	39,621	39,977
Financial derivatives
Designated as hedging instruments under GAAP	15	15	95	95
Not designated as hedging instruments under GAAP	3,733	3,733	3,744	3,744
Unfunded loan commitments and letters of credit	243	243	290	290

The aggregate fair values in the table above do not represent the total market value of PNC’s assets and liabilities as the table excludes the following:

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

Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The aggregate carrying value of our equity investments carried at cost and FHLB and FRB stock was $2.4 billion at March 31, 2010 and $2.6 billion as of December 31, 2009, both of which approximate fair value at each date.

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

For commercial mortgage loan servicing assets, key valuation assumptions at March 31, 2010 and December 31, 2009 included prepayment rates ranging from 7% – 20% and 6% – 19%, respectively, and discount rates ranging from 7% – 10% for both periods, which resulted in an estimated fair value of $1.0 billion for both periods.

For residential mortgage servicing assets, key assumptions at March 31, 2010 were a weighted average constant prepayment rate of 21.98%, weighted average life of 3.7 years and a discount rate, calculated as the spread over forward interest rate swap rates, of 12.17%, resulting in a fair value of $1.3 billion. The comparable amounts for December 31, 2009 were a weighted average constant prepayment rate of 19.92%, weighted average life of 4.5 years and a discount rate of 12.16%, resulting in a fair value of $1.3 billion.

CUSTOMER RESALE AGREEMENTS

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of customer resale agreements and bank notes.

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

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first three months of 2010 follow:

Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Black- Rock	Residential Mortgage Banking	Other (b)	Total
January 1, 2010	$5,369	$2,756	$68	$26	$43	$1,243	$9,505
Acquisition-related	(51)	(17)	(4)				(72)
BlackRock				(8)			(8)
March 31, 2010	$5,318	$2,739	$64	$18	$43	$1,243	$9,425
(a)	The Distressed Assets Portfolio business segment does not have any goodwill allocated to it.
(b)	Represents goodwill related to GIS, which is no longer a reportable business segment.

Changes in goodwill and other intangible assets during the first three months of 2010 follow:

Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
January 1, 2010	$9,505	$1,145	$2,259
Additions/adjustments:
Acquisition-related	(72)
Mortgage and other loan servicing rights			(36)
BlackRock	(8)
Impairment charge			(4)
Amortization		(53)	(22)
March 31, 2010	$9,425	$1,092	$2,197

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

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	March 31 2010	December 31 2009
Customer-related and other intangibles
Gross carrying amount	$1,742	$1,742
Accumulated amortization	(650)	(597)
Net carrying amount	$1,092	$1,145
Mortgage and other loan servicing rights
Gross carrying amount	$2,692	$2,729
Valuation allowance	(4)
Accumulated amortization	(491)	(470)
Net carrying amount	$2,197	$2,259
Total	$3,289	$3,404

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 11 years, with a weighted-average remaining useful life of approximately 10 years.

Amortization expense on intangible assets, net of impairment reversal (charge), for the first quarter of 2010 was $70 million and $72 million for the first quarter of 2009. Amortization expense on existing intangible assets for 2010 through 2015 is estimated to be as follows:

•	Remainder of 2010: $209 million,
•	2011: $252 million,
•	2012: $245 million,
•	2013: $232 million,
•	2014: $214 million, and
•	2015: $195 million.

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2010	2009
January 1	$921	$864
Additions	25	22
Impairment (charge) reversal	(4)	19
Amortization expense	(21)	(31)
March 31	$921	$874

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

Changes in the residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights

In millions	2010	2009
January 1	$1,332	$1,008
Additions:
From loans sold with servicing retained	20	97
Changes in fair value due to:
Time and payoffs (a)	(45)	(73)
Purchase accounting adjustments		17
Other (b)	(36)	3
March 31	$1,271	$1,052
Unpaid principal balance of loans serviced for others at March 31	$141,395	$168,444
(a)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.
(b)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

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

Revenue from mortgage and other loan servicing generated contractually specified servicing fees, late fees, and ancillary fees totaling $172 million for the first quarter of 2010 and $174 million for the first quarter of 2009. We also generate servicing revenue from fee-based activities provided to others.

Revenue from commercial mortgage servicing rights, residential mortgage servicing rights and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

NOTE 10 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

Our capital securities of subsidiary trusts are described in Note 14 Capital Securities of Subsidiary Trusts in our 2009 Form 10-K. All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the capital securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 23 Regulatory Matters in our 2009 Form 10-K.

PNC is subject to restrictions on dividends and other provisions similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 3 Variable Interest Entities in our 2009 Form 10-K.

NOTE 11 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

PENSION AND POSTRETIREMENT PLANS

As described in Note 15 Employee Benefit Plans in our 2009 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. The plan derives benefits from cash balance formulas based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

Effective January 1, 2010, the pension plan has one design for all eligible employees. All new participants on or after January 1, 2010 will receive a fixed earnings credit of 3%. However, participants as of December 31, 2009 will be maintained at the earnings credit level they have attained as of that date going forward. The percentage will not increase in future years.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. The Company reserves the right to terminate or make plan changes at any time. Effective January 1, 2010, various benefit plans were amended to provide one plan design for all eligible employees.

The pending sale of GIS will affect GIS participants in the pension and postretirement plans. At closing, all GIS participants will be vested in their benefits under the pension plan and their active participation in such plan will be terminated. However, they will continue to accrue service towards earning their retiree medical benefit. These changes will not have a significant impact on any of the plans.

The components of our net periodic pension and post-retirement benefit cost for the first quarters of 2010 and 2009 were as follows:

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended March 31 In millions	2010	2009	2010	2009	2010	2009
Net periodic cost consists of:
Service cost	$24	$23	$1	$1	$1	$1
Interest cost	51	54	3	4	5	5
Expected return on plan assets	(72)	(66)
Amortization of prior service cost	(2)				(1)	(1)
Amortization of actuarial losses	9	20	1
Net periodic cost (benefit)	$10	$31	$5	$5	$5	$5

STOCK-BASED COMPENSATION PLANS

As more fully described in Note 16 Stock-Based Compensation Plans in our 2009 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of March 31, 2010, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first quarters of 2010 and 2009 was approximately $27 million and $6 million, respectively.

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

We used the following assumptions in the option pricing models to determine 2010 and 2009 stock option expense:

Weighted-average for the three months ended March 31	2010	2009
Risk-free interest rate	2.9%	1.9%
Dividend yield	0.7	3.6
Volatility	32.7	27.2
Expected life	6.0 yrs.	5.6 yrs.

Stock option information as of and for the three months ended March 31, 2010 follows.

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2009	18,496	$56.10	1,522	$637.64	20,018	$100.32
Granted	2,109	54.01			2,109	54.01
Exercised	(67)	39.84			(67)	39.84
Cancelled	(286)	62.29	(40)	355.41	(326)	98.18
Outstanding at March 31, 2010	20,252	$55.85	1,482	$645.24	21,734	$96.04
Exercisable at March 31, 2010	12,739	$62.03	1,482	$645.24	14,221	$122.81

The weighted-average grant-date fair value of options granted during the first three months of 2010 and 2009 was $18.44 and $5.52 per option, respectively.

During the first three months of 2010 we issued approximately 67,000 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock for any future stock option exercises.

INCENTIVE/PERFORMANCE UNIT SHARE AWARDS AND RESTRICTED STOCK/UNIT AWARDS

The fair value of nonvested incentive/performance unit share awards and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock price on the date of grant. Incentive/performance unit share awards are subsequently valued subject to the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee of the Board of Directors approves the final award payout with respect to incentive/performance unit share awards. Restricted stock/unit awards have various vesting periods generally ranging from 12 months to 60 months. There are no financial or performance goals associated with any of our restricted stock/unit awards. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.

A summary of nonvested incentive/performance unit shares and restricted stock/unit share activity follows:

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
Dec. 31, 2009	285	$66.45	2,213	$53.45
Granted	189	53.78	596	54.01
Vested	(128)	74.96	(386)	72.25
Forfeited			(15)	42.28
March 31, 2010	346	$56.40	2,408	$50.65

In the chart above, the unit shares and related weighted-average grant-date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At March 31, 2010, there was $70 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain members of management. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based, service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of March 31, 2010, there were 494,885 of these cash-payable restricted share units outstanding.

During the third quarter of 2009, we entered into an agreement with certain of our executives regarding a portion of their salary to be payable in stock units. These units, which are cash-payable, have no future service, market or performance criteria and as such are fully expensed at grant date. These units will be settled in cash on March 31, 2011. We eliminated the granting of any future salary payable in stock units beginning March 2010. As of March 31, 2010, there were 280,174 of these units outstanding, with a current market value of approximately $17 million.

A summary of all nonvested, cash-payable restricted share unit activity follows:

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,001
Granted	316
Vested and released	(181)
Forfeited	(13)
Outstanding at March 31, 2010	1,123	$67,041

NOTE 12 FINANCIAL DERIVATIVES

We use derivative financial instruments (derivatives) primarily to help manage exposure to interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. We also enter into derivatives with customers to facilitate their risk management activities and, to a lesser extent, to take proprietary risk positions.

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and it is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate, commonly LIBOR, security price or other index. Certain contracts and commitments, such as residential and commercial real estate loan commitments associated with loans to be sold, also qualify as derivative instruments.

All derivatives are carried on the Consolidated Balance Sheet at fair value. Derivative balances are presented on a net basis taking into consideration the effects of legally enforceable master netting agreements. Cash collateral exchanged with counterparties is also netted against the applicable derivative fair values.

Further discussion on how derivatives are accounted for is included in Note 1 Accounting Policies in our 2009 Form 10-K.

Derivatives Designated in Hedge Relationships

Certain derivatives used to manage interest rate risk as part of our asset and liability risk management activities are designated as accounting hedges under GAAP. Derivatives hedging the risks associated with changes in the fair value of assets or liabilities are considered fair value hedges, while derivatives hedging the variability of expected future cash flows are considered cash flow hedges. Designating derivatives as accounting hedges allows for gains and losses on those derivatives, to the extent effective, to be recognized in the income statement in the same period the hedged items affect earnings.

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow March 31, 2010, we expect to reclassify from the amount currently reported in accumulated other comprehensive income net derivative gains of $272 million pretax, or $177 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2010. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of debt securities classified as available for sale. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow March 31, 2010, we expect to reclassify from the amount currently reported in accumulated other comprehensive loss, net derivative gains of $4 million pretax, or $2 million after-tax, as adjustments of yield on securities available for sale. The maximum length of time we are hedging forecasted purchases is three months. There were no amounts in accumulated other comprehensive income related to the forecasted sale of securities at March 31, 2010.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first three months of 2010 and 2009, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Fair Value Hedges

We enter into receive fixed, pay-variable interest rate swaps to hedge changes in the fair value of outstanding fixed-rate debt and borrowings caused by fluctuations in market interest rates. The specific products hedged include bank notes, Federal Home Loan Bank borrowings, and senior and subordinated debt. For these hedge relationships, we use statistical regression analysis to assess hedge effectiveness at both the inception of the hedge relationship and on an ongoing basis. There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness.

Further detail regarding the notional amounts, fair values and gains and losses recognized related to derivatives used in fair value and cash flow hedge strategies is presented in the tables that follow.

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in net losses of less than $1 million for the first three months of 2010 compared with net gains of $8 million for the first three months of 2009.

Derivatives Not Designated in Hedge Relationships

We also enter into derivatives which are not designated as accounting hedges under GAAP.

The majority of these derivatives are used to manage risk related to residential and commercial mortgage banking activities and are considered economic hedges. Although these derivatives are used to hedge risk, they are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in symmetrical accounting treatment for both the hedging instrument and the hedged item.

Our residential mortgage banking activities consist of originating, selling and servicing mortgage loans. Residential mortgage loans that will be sold in the secondary market, and the related loan commitments, which are considered derivatives, are accounted for at fair value. Changes in the fair value of the loans and commitments due to interest rate risk are hedged with forward loan sale contracts and Treasury and Eurodollar futures and options. Gains and losses on the loans and commitments held for sale and the derivatives used to economically hedge them are included in residential mortgage noninterest income on the Consolidated Income Statement.

We typically retain the servicing rights related to residential mortgage loans that we sell. Residential mortgage servicing rights are accounted for at fair value with changes in fair value influenced primarily by changes in interest rates. Derivatives used to hedge the fair value of residential mortgage servicing rights include interest rate futures, swaps and options, including purchased caps, floors, and swaptions, and forward contracts to purchase mortgage-backed securities. Gains and losses on residential mortgage servicing rights and the related derivatives used for hedging are included in residential mortgage noninterest income.

Commercial mortgage loans are also sold into the secondary market as part of our commercial mortgage banking activities and are accounted for at fair value. Commitments related to loans that will be sold are considered derivatives and are also accounted for at fair value. Derivatives used to economically hedge these loans and commitments from changes in fair value due to interest rate risk and credit risk include forward loan sale contracts, interest rate swaps, and credit default swaps. Gains and losses on the commitments, loans and derivatives are included in other noninterest income.

The residential and commercial loan commitments associated with loans to be sold which are accounted for as derivatives are valued based on the estimated fair value of the underlying loan and the probability that the loan will fund within the terms of the commitment. The fair value also takes into account the fair value of the embedded servicing right.

We offer derivatives to our customers in connection with their risk management needs. These derivatives primarily consist of interest rate swaps, interest rate caps, floors, swaptions, and foreign exchange and equity contracts. We primarily manage our market risk exposure from customer transactions by entering into offsetting derivative transactions with third-party dealers. Gains and losses on customer-related derivatives are included in other noninterest income.

The derivatives portfolio also includes derivatives used for other risk management activities or for proprietary trading purposes. These derivatives are entered into based on stated risk management objectives taking into consideration market expectations and the potential to benefit from price differentials between financial instruments and the market.

This segment of the portfolio includes credit default swaps (CDS) used to mitigate the risk of economic loss on a portion of our loan exposure and to take proprietary trading positions. We also sell loss protection to mitigate the net premium cost and the impact of mark-to-market accounting on CDS purchases to hedge the loan portfolio and to take proprietary trading positions. The fair values of these derivatives typically are based on related credit spreads. Gains and losses on the derivatives entered into for other risk management or proprietary trading are included in other noninterest income.

Included in the customer, mortgage banking risk management, and other risk management and proprietary trading portfolios are written interest-rate caps and floors entered into with customers and for risk management and proprietary trading purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. At March 31, 2010, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $10 million compared with $15 million at December 31, 2009. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

Further detail regarding the derivatives not designated in hedging relationships is presented in the tables that follow.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At March 31, 2010, we held cash, US government securities and mortgage-backed securities with a total of $508 million under these agreements. We pledged cash of $656 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, cash pledged is included in Other assets and cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. We may obtain collateral based on our assessment of the customer’s credit quality.

We periodically enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts. Risk participation agreements are included in the derivatives table that follows. Our exposure related to risk participations where we serve as the guarantor is discussed in the Credit Derivatives section below.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2010 was $772 million for which PNC had posted collateral of $627 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2010, would be an additional $145 million.

Total notional or contractual amounts and estimated net fair values for derivatives follow:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$8,562	$100	$6,394	$32	$2,449	$15	$7,011	$95
Fair value hedges	14,176	816	13,048	707
Total derivatives designated as hedging instruments	$22,738	$916	$19,442	$739	$2,449	$15	$7,011	$95
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$137,803	$709	$88,593	$651	$45,217	$716	$42,874	$766
Loan sales
Interest rate contracts	4,576	32	4,251	39	2,460	10	1,977	14
Subtotal	$142,379	$741	$92,844	$690	$47,677	$726	$44,851	$780
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$2,081	$84	$2,128	$67	$1,743	$103	$1,553	$74
Credit contracts:
Credit default swaps	385	45	410	59	50	5	50	7
Subtotal	$2,466	$129	$2,538	$126	$1,793	$108	$1,603	$81
Derivatives used for customer- related activities:
Interest rate contracts	$50,003	$2,253	$51,270	$2,193	$47,483	$2,296	$49,659	$2,237
Foreign exchange contracts	5,022	144	4,168	122	4,145	119	3,834	108
Equity contracts	234	16	195	16	154	18	156	16
Credit contracts:
Risk participation agreements	1,310	3	1,091	3	1,721	3	1,728	2
Subtotal	$56,569	$2,416	$56,724	$2,334	$53,503	$2,436	$55,377	$2,363
Derivatives used for other risk management activities:
Interest rate contracts	$4,620	$12	$3,222	$13	$2,481	$6	$2,360	$19
Foreign exchange contracts	37		39	1	2		2
Credit contracts:
Credit default swaps	506	12	516	13	547	5	612	15
Other contracts (c)					209	452	211	486
Subtotal	$5,163	$24	$3,777	$27	$3,239	$463	$3,185	$520
Total derivatives not designated as hedging instruments	$206,577	$3,310	$155,883	$3,177	$106,212	$3,733	$105,016	$3,744
Total Gross Derivatives	$229,315	$4,226	$175,325	$3,916	$108,661	$3,748	$112,027	$3,839
Less: Legally enforceable master netting agreements		1,625		1,600		1,625		1,600
Less: Cash collateral		381		269		410		506
Total Net Derivatives		$2,220		$2,047		$1,713		$1,733
(a)	Included in Other Assets on the Consolidated Balance Sheet.
(b)	Included in Other Liabilities on the Consolidated Balance Sheet.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			March 31, 2010		March 31, 2009
Three months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
in millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)	$(25)	$24	$(27)	$30
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	60	(65)	(88)	91
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	42	(39)	11	(9)
Total			$77	$(80)	$(104)	$112

Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Three months ended In millions		Gain on Derivatives Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion)
		Amount	Location	Amount	Location	Amount
March 31, 2010	Interest rate contracts	$240	Interest income	$94	Interest income	$3
			Noninterest income	22
March 31, 2009	Interest rate contracts	$76	Interest income	$70	Interest income	$—

Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended March 31
In millions	2010	2009
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$70	$197
Loan sales
Interest rate contracts	(21)	(3)
Gains included in residential mortgage noninterest income	$49	$194
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$(21)	$25
Credit contracts	(7)	49
Gains/(losses) from commercial mortgage banking activities (a)	$(28)	$74
Derivatives used for customer-related activities:
Interest rate contracts	$(6)	$(23)
Foreign exchange contracts	13	50
Equity contracts	(1)	(4)
Credit contracts	(1)
Gains from customer-related activities (a)	$5	$23
Derivatives used for other risk management activities:
Interest rate contracts	$1	$9
Foreign exchange contracts	(1)
Credit contracts	4	(11)
Other contracts (b)	30	37
Gains from other risk management activities (a)	$34	$35
Total gains from derivatives not designated as hedging instruments	$60	$326
(a)	Included in other noninterest income.
(b)	Relates to Blackrock LTIP.

CREDIT DERIVATIVES

The credit derivative underlying is based on the credit risk of a specific entity, entities, or an index. As discussed above, we enter into credit derivatives, specifically credit default swaps and risk participation agreements, as part of our commercial mortgage banking hedging activities and for customer and other risk management purposes. Further detail regarding credit default swaps and risk participations sold follows:

Credit Default Swaps

	March 31, 2010			December 31, 2009
Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Guarantor
Single name	$60	$4	3.41	$85	$(4)	3.18
Index traded	457	(5)	5.83	457		6.12
Total (a)	$517	$(1)	5.55	$542	$(4)	5.66
Credit Default Swaps – Beneficiary
Single name	$536	$2	3.42	$586	$1	3.69
Index traded	435	46	35.45	460	53	35.89
Total (b)	$971	$48	17.77	$1,046	$54	17.85
Total (c)	$1,488	$47	13.52	$1,588	$50	13.69
(a)	Includes $481 million notional of investment grade credit default swaps with a rating of Baa3 or above and $36 million notional of subinvestment grade based on published rating agency information at March 31, 2010 compared with $496 million and $46 million, respectively, at December 31, 2009.
(b)	Includes $819 million notional of investment grade credit default swaps with a rating of Baa3 or above and $152 million notional of subinvestment grade based on published rating agency information at March 31, 2010 compared with $894 million and $152 million, respectively, at December 31, 2009.
(c)	The referenced/underlying assets for these credit default swaps as of March 31, 2010 and December 31, 2009 was approximately 66% corporate debt, 29% commercial mortgage-backed securities and 5% loans.

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The fair value of contracts sold where we serve as the guarantor was a net liability of $1 million at March 31, 2010 on our Consolidated Balance Sheet compared with $4 million at December 31, 2009. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all referenced underlyings experience a credit event at a total loss, without recoveries, was $517 million at March 31, 2010 compared with $542 million at December 31, 2009.

Risk Participation Agreements

We have entered into risk participation agreements sold with terms ranging from less than one year to 21 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

As of March 31, 2010 and December 31, 2009 the notional amount of risk participation agreements sold was $1.7 billion with a weighted average remaining maturity of 2 years. The fair value of these agreements as of March 31, 2010 on our Consolidated Balance Sheet was a net liability of $3 million compared with $2 million at December 31, 2009.

Based on the Corporation’s internal risk rating process at March 31, 2010, 87% of the notional amount of the risk participation agreements sold had underlying swap counterparties with internal credit ratings of pass, indicating the expected risk of loss is currently low, while 13% had underlying swap counterparties with internal risk ratings below pass, indicating a higher degree of risk of default. The comparable data at December 31, 2009 was 94% and 6%, respectively. Assuming all underlying swap counterparties defaulted at March 31, 2010, the exposure from these agreements would be $74 million based on the fair value of the underlying swaps compared with $78 million at December 31, 2009.

NOTE 13 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per common share calculations:

	Three months ended March 31
In millions, except share and per share data	2010	2009
Basic
Net income from continuing operations	$648	$520
Less:
Net income (loss) attributable to noncontrolling interests	(5)	4
Dividends distributed to common shareholders	45	292
Dividends distributed to preferred shareholders	93	51
Preferred stock discount accretion	250	15
Undistributed net income from continuing operations	$265	$158
Undistributed net income from discontinued operations	23	10
Undistributed net income	$288	$168
Percentage of undistributed income allocated to common shares	99.7%	99.7%
Undistributed income from continuing operations allocated to common shares	$264	$157
Plus common dividends	45	292
Net income from continuing operations attributable to basic common shares	$309	$449
Undistributed income from discontinued operations allocated to common shares	23	10
Net income attributable to basic common shares	$332	$459
Basic weighted-average common shares outstanding	498,010	443,049
Basic earnings per common share from continuing operations	$.62	$1.02
Basic earnings per common share from discontinued operations	.05	.02
Basic earnings per common share	$.67	$1.04
Diluted
Net income from continuing operations attributable to basic common shares	$309	$449
Less: BlackRock common stock equivalents	2	1
Net income from continuing operations attributable to diluted common shares	$307	$448
Net income from discontinued operations attributable to diluted common shares	23	10
Net income attributable to diluted common shares	$330	$458
Basic weighted average common shares outstanding	498,010	443,049
Dilutive potential common shares (a) (b)	2,317	688
Diluted weighted-average common shares outstanding	500,327	443,737
Diluted earnings per common share from continuing operations	$.61	$1.01
Diluted earnings per common share from discontinued operations	.05	.02
Diluted earnings per common share	$.66	$1.03
(a) Excludes stock options considered to be anti-dilutive (in thousands)	14,134	20,402
(b) Excludes warrants considered to be anti-dilutive (in thousands)	21,929	19,407

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

NOTE 14 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first three months of 2010 follows. The par value of our preferred stock outstanding at March 31, 2010 totaled less than $.5 million and, therefore, is excluded from the table.

		Shareholders’ Equity
In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	462	$2,354	$7,974	$8,945	$13,144	$(1,962)	$(513)	$2,625	$32,567
Cumulative effect of adopting ASU 2009-17, Consolidations					(92)	(13)			(105)
Balance at January 1, 2010	462	$2,354	$7,974	$8,945	$13,052	$(1,975)	$(513)	$2,625	$32,462
Net income					676			(5)	671
Other comprehensive income (loss), net of tax
Other-than-temporary impairment losses on debt securities						13			13
Net unrealized securities gains						487			487
Net unrealized gains on cash flow hedge derivatives						78			78
Pension, other postretirement and postemployment benefit plan adjustments						120			120
Other						(11)			(11)
Comprehensive income								(5)	1,358
Cash dividends declared
Common ($.10 per share)					(45)				(45)
Preferred					(93)				(93)
Redemption of Series N (TARP)
Preferred Stock			(7,579)						(7,579)
Preferred stock discount accretion			250		(250)
Common stock activity (a)	64	322		3,055					3,377
Treasury stock activity (b)				(27)			13		(14)
Other				(28)				(4)	(32)
Balance at March 31, 2010	526	$2,676	$645	$11,945	$13,340	$(1,288)	$(500)	$2,616	$29,434
(a)	Includes 63.9 million common shares issuance, the net proceeds of which were used together with other available funds to redeem the Series N (TARP) Preferred Stock, for a $3.4 billion net increase in total equity.
(b)	Net treasury stock activity totaled less than .5 million shares.

Comprehensive income for the first three months of 2009 was $1.3 billion.

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Three months ended March 31, 2010 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Cumulative effect of adopting ASU 2009-17	$(20)	$7	$(13)
Increase in net unrealized losses for securities with OTTI charges	(93)	33	(60)
Less: OTTI losses realized in net income	(116)	43	(73)
Change in net unrealized losses on OTTI securities	23	(10)	13
Decrease in net unrealized losses arising during the period for non-OTTI securities	864	(320)	544
Less: Net gains realized in net income	90	(33)	57
Change in net unrealized losses on non-OTTI securities	774	(287)	487
Change in net unrealized securities losses	777	(290)	487
Change in net unrealized gains on cash flow hedge derivatives:
Increase in net unrealized gains during the period on cash flow hedge derivatives	240	(89)	151
Less: Net gains realized in net income	116	(43)	73
Change in net unrealized gains on cash flow hedge derivatives	124	(46)	78
Change in pension, other postretirement and postemployment benefit plan adjustments	190	(70)	120
Change in other, net	(26)	15	(11)
Change in other comprehensive income (loss)	$1,065	$(391)	$674

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	March 31, 2010		December 31, 2009
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(453)	$(286)	$(1,207)	$(760)
OTTI losses on debt securities	(1,273)	(803)	(1,296)	(816)
Net unrealized gains on cash flow hedge derivatives	387	244	263	166
Pension, other postretirement and postemployment benefit plan adjustments	(668)	(422)	(858)	(542)
Other, net	(53)	(21)	(27)	(10)
Accumulated other comprehensive loss	$(2,060)	$(1,288)	$(3,125)	$(1,962)

Repurchase of Outstanding TARP Preferred Stock

Note 19 Equity in our 2009 Form 10-K describes our December 31, 2008 issuance of 75,792 shares of our Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock), related issuance discount and the warrant to purchase common shares to the US Treasury under the TARP Capital Purchase Program.

As approved by the Federal Reserve Board, US Treasury and our other banking regulators, on February 10, 2010, we redeemed all 75,792 shares of our Series N Preferred Stock held by the US Treasury totaling $7.6 billion. We used the net proceeds from the common stock and senior notes offerings described in Note 28 Subsequent Events in our 2009 Form 10-K and other funds to redeem the Series N Preferred Stock.

In connection with the redemption of the Series N Preferred Stock, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million during the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common stockholders and related basic and diluted earnings per share.

Dividends of $89 million were paid on February 10, 2010 when the Series N Preferred Stock was redeemed. PNC paid total dividends of $421 million to the US Treasury while the Series N preferred shares were outstanding.

TARP Warrant

A warrant issued to the US Treasury in connection with the Series N Preferred Stock enables the US Treasury to purchase up to approximately 16.9 million shares of PNC common stock at an exercise price of $67.33 per share. The warrant is immediately exercisable in full or in part and expires on December 31, 2018. We did not exercise our right to seek to repurchase the TARP warrant when we redeemed the Series N Preferred Stock in February 2010.

The proceeds from the December 31, 2008 issuance of the Series N Preferred Stock were allocated based on the fair values of the TARP warrant and the Series N Preferred Stock. The fair value of the warrant was determined using a Black-Scholes valuation model. The model incorporates assumptions regarding our common stock price, dividend yield, stock price volatility, as well as assumptions regarding the risk-free interest rate. Using this model, the warrant was valued at $304 million at March 31, 2010 and is included in Capital surplus – common stock and other on our Consolidated Balance Sheet.

See Note 20 Subsequent Event regarding the May 2010 exchange of the TARP warrant for 16,885,192 warrants, each to purchase one share of PNC common stock, and the sale of such warrants by the US Treasury in a secondary public offering.

NOTE 15 INCOME TAXES

We had federal net operating loss carryforwards of $.9 billion at March 31, 2010 and $1.2 billion at December 31, 2009. The majority of the federal net operating loss can be carried forward to future tax periods until 2029. We have established that no valuation allowance relating to the federal net operating losses is necessary based upon all available positive and negative evidence including PNC’s forecast of future taxable income.

We had $1.8 billion of state net operating loss carryforwards at March 31, 2010 and $2.0 billion at December 31, 2009. The state net operating loss carryforwards will expire from 2010 to 2029. We have established a valuation allowance of $31 million relating to the state net operating losses at both March 31, 2010 and December 31, 2009.

We had federal tax credit carryforwards of $289 million at March 31, 2010 and $254 million at December 31, 2009. In addition, there were $4 million of state tax credit carryforwards at both March 31, 2010 and December 31, 2009. The credit carryforwards will expire from 2012 to 2029. We have established that no valuation allowance relating to the tax credits is necessary based upon all available positive and negative evidence including PNC’s forecast of future taxable income.

PNC’s consolidated federal income tax returns through 2003 have been audited by the IRS and we have resolved all matters through the IRS Appeals Division. The IRS is currently examining our 2004 through 2006 consolidated federal income tax returns and we expect that examination to conclude, with all adjustments being agreed to, in the first half of 2010. We expect the IRS to begin its examination of our 2007 and 2008 consolidated federal income tax returns during 2010.

The consolidated federal income tax returns of National City through 2004 have been audited by the IRS. Included in the 2003 and 2004 examination were certain adjustments which are under review by the IRS Appeals Division. We do not anticipate any significant adverse impact to net income. The IRS has completed field examination of the 2005 through 2007 consolidated federal income tax returns of National City and a final report is expected in the second quarter of 2010. The audit of the 2008 federal income tax return will commence in 2010.

We had unrecognized tax benefits of $227 million at both March 31, 2010 and December 31, 2009. At March 31, 2010, the amount of unrecognized tax benefits that if recognized would impact the effective tax rate was $161 million.

It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for uncertain tax positions could decrease by $44 million within the next twelve months.

NOTE 16 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

Summarized consolidated financial information of BlackRock follows.

In millions	Three months ended March 31
	2010	2009
Total revenue	$1,995	$987
Total expenses	1,341	716
Operating income	654	271
Non-operating income (expense)	2	(179)
Income before income taxes	656	92
Income tax expense	228	30
Net income	428	62
Less: net income (loss) attributable to non-controlling interests	5	(22)
Net income attributable to BlackRock	$423	$84

NOTE 17 LEGAL PROCEEDINGS

The disclosure below updates the description of legal proceedings in Note 24 Legal Proceedings in Part II, Item 8 of our 2009 Form 10-K.

National City Matters

ERISA Cases

In February 2009, a lawsuit was filed in the United States District Court for the Northern District of Ohio against National City, National City Bank, the Administrative Committee of the National City Savings and Investment Plan, Harbor Federal Savings Bank, the Harbor Employees Stock Ownership Plan Committee and certain National City and Harbor directors and officers. This lawsuit was brought as a class action on behalf of all participants in or beneficiaries of the Harbor ESOP between December 1, 2006 and the present whose account in the Harbor ESOP held National City stock (including National City units), and who continued to be employed by National City through December 31, 2007. The complaint alleged breaches of fiduciary duties under ERISA relating to, among other things, National City stock being offered as an investment alternative, an alleged lock-up of National City stock, failure to pay benefits, conflicts of interest, and monitoring and disclosure obligations. The complaint sought equitable relief (including a declaration that the defendants breached their ERISA fiduciary duties, an injunction prohibiting further breaches, an order compelling the defendants to make good any losses to the Plan caused by their actions, the imposition of a constructive trust on any profits earned by the defendants from their actions and restitution), unspecified money damages and attorneys’ fees and costs. In January 2010, the parties entered into a definitive agreement settling this litigation. In May 2010, the court entered an order and final judgment approving this settlement. The amount of the settlement is not material to PNC.

Securities and State Law Fiduciary Cases

•

In the lawsuit filed in April 2008 in the Cuyahoga County, Ohio, Court of Common Pleas against National City, the parties entered into a settlement agreement in April 2010. The court has preliminarily approved the settlement. The settlement is subject to, among other things, notice to the proposed class and final court approval. A final settlement hearing is scheduled for June 2010. The amount of the settlement would not be material to PNC.

•

In the lawsuit filed in August 2008 in the Palm Beach County, Florida, Circuit Court and now pending in the United States District Court for the Northern District of Ohio, the parties reached a tentative settlement in March 2010, which is subject to, among other things, documentation, notice to the proposed class and court approval. The amount of the settlement would not be material to PNC.

•

In October 2008, a lawsuit was filed in the United States District Court for the Western District of Pennsylvania against National City. In December 2008, the complaint was amended to add as defendants Corsair Capital, LLC, Corsair NC Co-Invest, L.P. and unnamed other investors participating in the April 2008 capital infusion into National City. As amended, the lawsuit was brought as a class action on behalf of all shareholders of National City who owned shares as of October 24, 2008. The amended complaint alleged breaches of fiduciary duties in connection with the capital infusion and misstatements and omissions relating to the effect of the capital infusion, National City’s ability to participate in the TARP Capital Purchase Program, and National City’s capital position and financial stability in violation of the federal securities laws. This case was conditionally transferred to the United States District Court for the Northern District of Ohio. In April 2010, the court granted plaintiffs’ motion to dismiss the complaint, and the case was dismissed.

•	In the lawsuit filed in December 2008 in the United States District Court for the Northern District of Ohio, defendants have filed a motion to dismiss the second amended complaint.

National City Acquisition-Related Litigation

The Delaware Supreme Court affirmed the Chancery Court’s approval of the settlement in April 2010.

Adelphia

The defendants have filed a motion for summary judgment on the remaining claims currently being prosecuted by the Adelphia Recovery Trust. The Adelphia Recovery Trust lawsuit is still scheduled for trial in September 2010.

One of the pending lawsuits brought by holders of debt or equity securities of Adelphia Communications Corporation has been settled. PNC’s contribution to this settlement is not material.

CBNV Mortgage Litigation

The United States Court of Appeals for the Third Circuit heard oral argument in April 2010 on the appeal of the final approval by the United States District Court for the Western District of Pennsylvania of the settlement of the class action lawsuit in which the plaintiffs and class members had obtained second mortgages that were assigned to Residential Finance Corporation.

NOTE 18 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at March 31, 2010 included private equity investments of $440 million and other investments of $64 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit totaled $10.1 billion at March 31, 2010 and $10.0 billion at December 31, 2009.

Based on PNC’s internal risk rating process for standby letters of credit as of March 31, 2010, 87% of the net outstanding balance had internal credit ratings of pass, indicating the expected risk of loss is currently low, compared with 86% as of December 31, 2009. At March 31, 2010, 13% of the net outstanding balance had internal risk ratings below pass, indicating a higher degree of risk of default, compared with 14% as of December 31, 2009.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on March 31, 2010 had terms ranging from less than 1 year to 9 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $13.0 billion at March 31, 2010, of which $6.0 billion support remarketing programs.

As of March 31, 2010, assets of approximately $1.2 billion secured certain specifically identified standby letters of credit. Approximately $2.9 billion in recourse provisions from third parties was also available for this purpose as of March 31, 2010. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us.

The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $259 million at March 31, 2010.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At March 31, 2010, the aggregate of our commitments under these facilities was $400 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At March 31, 2010 our total commitments under these facilities were $145 million.

INDEMNIFICATIONS

As further described in our 2009 Form 10-K, we are a party to numerous acquisition or divestiture agreements under which we have purchased or sold, or agreed to purchase or sell, various types of assets. These agreements generally include indemnification provisions under which we indemnify the third parties to these agreements against a variety of risks to the indemnified parties as a result of the transaction in question. When PNC is the seller, the indemnification provisions will generally also provide the buyer with protection relating to the quality of the assets we are selling and the extent of any liabilities being assumed by the buyer. Due to the nature of these indemnification provisions, we cannot quantify the total potential exposure to us resulting from them.

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

In the ordinary course of business, we enter into certain types of agreements that include provisions for indemnifying third parties. We also enter into certain types of agreements, including leases, assignments of leases, and subleases, in which we agree to indemnify third parties for acts by our agents, assignees and/or sublessees, and employees. We also enter into contracts for the delivery of technology service in which we indemnify the other party against claims of patent and copyright infringement by third parties. Due to the nature of these indemnification provisions, we cannot calculate our aggregate potential exposure under them.

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit which were insignificant at March 31, 2010.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first three months of 2010. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities facilitated by GIS as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At March 31, 2010, the total maximum potential exposure as a result of these indemnity obligations was $8.5 billion, although the collateral at the time exceeded that amount.

VISA INDEMNIFICATION

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa). Our 2009 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and other 2009 developments in this area.

Our Visa indemnification liability included on our Consolidated Balance Sheet at March 31, 2010 totaled $194 million as a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements. Any ultimate exposure to the specified Visa litigation may be different than this amount.

RECOURSE AGREEMENTS

We are authorized to originate, underwrite, close to fund and service commercial mortgage loans and then sell them to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to one-third of the risk of loss on unpaid principal balances through a loss share arrangement. At March 31, 2010, the potential exposure to loss was $6.0 billion. Accordingly, we maintain a reserve for such potential losses. At March 31, 2010, the unpaid principal balance outstanding of loans sold as a participant in these programs was $19.8 billion. The reserves for losses under these programs, totaled $65 million as of March 31, 2010 and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. The serviced loans are not included on our Consolidated Balance Sheet.

We sell residential mortgage loans pursuant to agreements which contain representations concerning subjects such as credit information, loan documentation, collateral, and insurability. Prior to the acquisition, National City also sold home equity loans/lines of credit pursuant to such agreements. On a regular basis, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. During 2009 and the first three months of 2010 the frequency of such requests increased in relation to prior years. This increase was driven by higher loan delinquencies, resulting from deterioration in overall economic conditions and trends, particularly those impacting the residential housing sector.

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

At March 31, 2010 the total liability for estimated losses on such repurchase and indemnification claims, including reserves related to the agency programs described above, was $317 million, which is reported in Other liabilities on the Consolidated Balance Sheet.

REINSURANCE AGREEMENTS

We have two wholly-owned captive insurance subsidiaries which provide reinsurance to third-party insurers related to insurance sold to our customers. These subsidiaries enter into various types of reinsurance agreements with third-party insurers where the subsidiary assumes the risk of loss through either an excess of loss or quota share agreement up to 100% reinsurance. In excess of loss agreements, these subsidiaries assume the risk of loss for an excess layer of coverage up to specified limits, once a defined first loss percentage is met. In quota share agreements, the subsidiaries and third-party insurers share the responsibility for payment of all claims. Reserves were recognized for probable losses on these policies of $211 million at March 31, 2010 and $220 million at December 31, 2009. The aggregate maximum exposure up to the specified limits for all reinsurance contracts was $1.7 billion as of March 31, 2010.

NOTE 19 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Distressed Assets Portfolio

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

Total business segment financial results differ from consolidated income from continuing operations before noncontrolling interests and exclude the earnings and revenue attributable to GIS. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management, and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, call centers and the internet. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Virginia, Missouri, Delaware, Washington, D.C., and Wisconsin.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, our multi-seller conduit, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, and real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services offered nationally.

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

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint and also originates loans through joint venture partners. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third party standards, and sold, servicing retained, to primary mortgage market conduits FNMA, FHLMC, Federal Home Loan Banks and third-party investors, or are securitized and issued under the Government National Mortgage Association (GNMA) program. The mortgage servicing operation performs all functions related to servicing mortgage loans – primarily those in first lien position – for various investors and for loans owned by PNC. Certain loans originated through our joint ventures are serviced by a joint venture partner.

BlackRock is the largest publicly traded investment management firm in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, multi-asset class, alternative and cash management separate accounts and funds. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services globally to a broad base of clients. At March 31, 2010, our share of BlackRock’s earnings was approximately 23%.

Distressed Assets Portfolio includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. These loans require special servicing and management oversight given current market conditions. The majority of these loans are from acquisitions, primarily National City.

Results Of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2010
Income Statement
Net interest income	$871	$869	$64	$80		$338	$157	$2,379
Noninterest income (expense)	489	371	164	157	$99	(1)	105	1,384
Total revenue	1,360	1,240	228	237	99	337	262	3,763
Provision for (recoveries of) credit losses	340	236	9	(16)		165	17	751
Depreciation and amortization	63	36	11	1			72	183
Other noninterest expense	912	409	146	123		58	282	1,930
Earnings (loss) from continuing operations before income taxes	45	559	62	129	99	114	(109)	899
Income taxes (benefit)	21	199	23	47	22	42	(103)	251
Earnings (loss) from continuing operations before noncontrolling interests	$24	$360	$39	$82	$77	$72	$(6)	$648
Inter-segment revenue		$16	$4	$2	$4	$(3)	$(23)
Average Assets (a)	$67,966	$79,516	$7,117	$8,855	$6,225	$19,507	$77,962	$267,148
2009
Income Statement
Net interest income (expense)	$921	$1,016	$96	$91		$331	$(135)	$2,320
Noninterest income (expense)	520	267	154	437	$26	13	(51)	1,366
Total revenue	1,441	1,283	250	528	26	344	(186)	3,686
Provision for (recoveries of) credit losses	304	287	17	(9)		259	22	880
Depreciation and amortization	67	37	11	2			87	204
Other noninterest expense	986	393	159	171		80	165	1,954
Earnings (loss) from continuing operations before income taxes	84	566	63	364	26	5	(460)	648
Income taxes (benefit)	34	207	24	137	3	2	(279)	128
Earnings (loss) from continuing operations before noncontrolling interests	$50	$359	$39	$227	$23	$3	$(181)	$520
Inter-segment revenue	$(2)	$3	$4	$2	$4	$(4)	$(7)
Average Assets (a)	$65,620	$91,130	$7,457	$7,219	$4,295	$24,816	$80,315	$280,852
(a)	Period-end balances for BlackRock.

NOTE 20 SUBSEQUENT EVENT

After exchanging its TARP Warrant, described in Note 14 Total Equity And Other Comprehensive Income, for 16,885,192 warrants, each to purchase one share of PNC common stock, the US Treasury sold the warrants in a secondary public offering. The sale closed on May 5, 2010.

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	First Quarter 2010			Fourth Quarter 2009
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$21,926	$228	4.16%	$22,663	$247	4.37%
Non-agency	10,213	150	5.87	10,788	159	5.90
Commercial mortgage-backed	5,357	71	5.29	5,053	68	5.35
Asset-backed	1,992	22	4.40	1,927	27	5.60
U.S. Treasury and government agencies	7,493	60	3.19	6,403	50	3.09
State and municipal	1,365	21	6.26	1,346	19	5.63
Other debt	1,874	16	3.39	1,948	16	3.33
Corporate stocks and other	457		.10	362	1.44
Total securities available for sale	50,677	568	4.48	50,490	587	4.65
Securities held to maturity	5,935	61	4.10	5,014	61	4.92
Total investment securities	56,612	629	4.44	55,504	648	4.67
Loans
Commercial	55,464	696	5.02	55,633	855	6.01
Commercial real estate	22,423	309	5.51	23,592	279	4.64
Equipment lease financing	6,131	79	5.12	6,164	77	5.01
Consumer	55,349	730	5.35	52,911	679	5.09
Residential mortgage	19,397	358	7.39	19,891	282	5.65
Total loans	158,764	2,172	5.50	158,191	2,172	5.42
Loans held for sale	2,476	66	10.80	2,949	74	9.95
Federal funds sold and resale agreements	1,669	9	2.23	1,700	10	2.28
Other	7,471	47	2.55	12,654	54	1.71
Total interest-earning assets/interest income	226,992	2,923	5.17	230,998	2,958	5.07
Noninterest-earning assets:
Allowance for loan and lease losses	(5,136)			(4,517)
Cash and due from banks	3,735			3,657
Other	41,557			41,740
Total assets	$267,148			$271,878
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$57,923	76.53		$56,298	91.64
Demand	24,672	11.18		24,223	13.21
Savings	6,623	3.19		6,381	3.19
Retail certificates of deposit	47,162	181	1.55	49,645	218	1.74
Other time	1,039	8	3.01	1,389	7	1.97
Time deposits in foreign offices	3,034	2.21		4,013	2.20
Total interest-bearing deposits	140,453	281.81		141,949	334.93
Borrowed funds
Federal funds purchased and repurchase agreements	4,344	4.39		4,046	3.31
Federal Home Loan Bank borrowings	9,603	17.73		10,880	21.73
Bank notes and senior debt	12,616	84	2.65	12,327	91	2.89
Subordinated debt	9,769	130	5.30	9,879	140	5.65
Other	5,934	11.77		2,448	6	1.01
Total borrowed funds	42,266	246	2.33	39,580	261	2.60
Total interest-bearing liabilities/interest expense	182,719	527	1.16	181,529	595	1.30
Noninterest-bearing liabilities and equity:
Demand and other noninterest-bearing deposits	42,631			44,325
Allowance for unfunded loan commitments and letters of credit	295			324
Accrued expenses and other liabilities	10,401			13,353
Equity	31,102			32,347
Total liabilities and equity	$267,148			$271,878
Interest rate spread			4.01			3.77
Impact of noninterest-bearing sources			.23			.28
Net interest income/margin		$2,396	4.24%		$2,363	4.05%

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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2009			Second Quarter 2009			First Quarter 2009
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$20,838	$248	4.75%	$21,007	$257	4.89%	$23,065	$286	4.97%
11,553	191	6.60	12,520	217	6.95	13,140	213	6.46
5,052	68	5.40	4,624	67	5.84	4,252	61	5.70
1,911	47	10.04	1,985	22	4.22	2,031	49	9.76
6,026	47	3.06	4,185	33	3.15	1,222	7	2.38
1,367	18	5.16	1,366	17	5.20	1,334	20	5.87
1,647	14	3.40	1,012	9	3.61	684	7	4.00
388		.41	386	1	1.01	457	1.92
48,782	633	5.19	47,085	623	5.30	46,185	644	5.57
4,286	57	5.31	3,860	55	5.60	3,402	49	5.85
53,068	690	5.20	50,945	678	5.32	49,587	693	5.59

58,457	771	5.17	63,570	792	4.92	67,232	870	5.18
24,491	311	4.96	25,418	298	4.64	25,622	404	6.30
6,045	65	4.27	6,191	63	4.11	6,406	93	5.79
52,066	656	5.00	51,878	686	5.30	52,618	724	5.58
20,847	297	5.70	21,831	374	6.86	21,921	383	6.99
161,906	2,100	5.12	168,888	2,213	5.22	173,799	2,474	5.72
3,696	69	7.34	4,757	62	5.26	4,521	65	5.80
2,417	10	1.74	1,726	11	2.47	1,610	11	2.70
14,607	35.95		16,870	53	1.23	14,728	32.89
235,694	2,904	4.88	243,186	3,017	4.94	244,245	3,275	5.38

(4,264)			(4,385)			(4,095)
3,547			3,558			3,832
39,071			38,496			36,870
$274,048			$280,855			$280,852

$56,662	111.77		$55,464	146	1.05	$52,828	200	1.54
23,874	14.24		23,629	17.30		22,156	23.42
6,652	3.18		6,678	4.21		6,266	4.28
53,468	245	1.81	57,357	287	2.01	57,970	293	2.05
2,841	11	1.63	5,259	18	1.35	10,670	24.88
3,356	3.27		3,348	2.22		3,832	2.25
146,853	387	1.04	151,735	474	1.25	153,722	546	1.44

4,422	3.33		4,283	5.39		5,016	5.42
12,996	34	1.03	15,818	60	1.51	17,097	85	1.99
12,542	99	3.09	13,688	107	3.10	13,384	146	4.36
10,214	134	5.24	10,239	165	6.46	10,439	161	6.16
2,806	9	1.25	2,170	8	1.34	1,944	12	2.62
42,980	279	2.57	46,198	345	2.97	47,880	409	3.42
189,833	666	1.39	197,933	819	1.65	201,602	955	1.91

41,816			40,965			38,489
319			328			344
11,489			11,990			11,872
30,591			29,639			28,545
$274,048			$280,855			$280,852
		3.49			3.29			3.47
		.27			.31			.34
	$2,238	3.76%		$2,198	3.60%		$2,320	3.81%

Loan fees for the three months ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009 were $45 million, $44 million, $40 million, $34 million, and $44 million respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009 were $18 million, $18 million, $16 million, $16 million and $15 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 17 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item  1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2009 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the first quarter of 2010 are included in the following table:

In thousands, except per share data

2010 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 – January 31	457	$55.56		24,710
February 1 – February 28	329	$52.60		24,710
March 1 – March 31	432	$57.84		24,710

Total	1,218	$55.57
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the first quarter of 2010.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

4.27 and 10.75	Form of warrant to purchase common stock. Incorporated herein by reference to Exhibit 4.1 of PNC’s Registration Statement on Form 8-A filed April 30, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, DC 20549 at prescribed rates. The Exhibits are also available as part of this Form 10-Q on or through PNC’s corporate website at www.pnc.com/secfilings. Shareholders and bondholders may also receive copies of Exhibits, without charge, by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com. The interactive data file (XBRL) exhibit is only available electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 7, 2010 on its behalf by the undersigned thereunto duly authorized.

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

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

STOCK LISTING The PNC Financial Services Group, Inc.’s common stock is listed on the New York Stock Exchange under the symbol PNC.

INTERNET INFORMATION The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors in portions of our corporate website, such as the Investor Events, Quarterly Earnings, SEC Filings, Financial Information, Financial Press Releases and Message from the Chairman areas that you can find under “About PNC – Investor Relations.” In this section, we will from time to time post information that we believe may be important or useful to investors. We generally post the following shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from such calls or events. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information. You can also find the SEC reports and corporate governance information described in the sections below in the Investor Relations section of our website.

Where we have included web addresses in this Report, such as our web address and web addresses of the SEC and of BlackRock, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

FINANCIAL INFORMATION We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s Internet website at www.sec.gov or on or through PNC’s corporate Internet website at www.pnc.com/secfilings. Copies may also be obtained without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits or by contacting Shareholder Relations at

800-843-2206 or via email at investor.relations@pnc.com for copies of exhibits. The interactive data file (XBRL) exhibit is only available electronically.

CORPORATE GOVERNANCE AT PNC Information about our Board and its committees and corporate governance at PNC is available on PNC’s corporate website at www.pnc.com/corporategovernance. Shareholders who would like to request printed copies of PNC’s Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

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

	High	Low	Close	Cash Dividends Declared
2010 Quarter
First	$61.80	$50.46	$59.70	$.10
Total				$.10
2009 Quarter
First	$50.42	$16.20	$29.29	$.66
Second	53.22	27.50	38.81	.10
Third	48.78	33.06	48.59	.10
Fourth	57.86	43.37	52.79	.10
Total				$.96

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

REGISTRAR AND STOCK TRANSFER AGENT

Computershare Investor Services, LLC

250 Royall Street

Canton, MA 02021

800-982-7652