Form 10-Q
period 2010-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2010-08-09
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes  ☐    No   ☒

As of July 30, 2010, there were 525,399,769 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to Second Quarter 2010 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2010	2009	2010	2009
FINANCIAL RESULTS (a)
Revenue
Net interest income	$2,435	$2,193	$4,814	$4,513
Noninterest income	1,477	1,610	2,861	2,976
Total revenue	3,912	3,803	7,675	7,489
Noninterest expense	2,002	2,492	4,115	4,650
Pretax, pre-provision earnings (b)	$1,910	$1,311	$3,560	$2,839
Provision for credit losses	$823	$1,087	$1,574	$1,967
Income from continuing operations before noncontrolling interests	$781	$195	$1,429	$715
Income from discontinued operations, net of income taxes (c)	$22	$12	$45	$22
Net income	$803	$207	$1,474	$737
Net income attributable to common shareholders (d)	$786	$65	$1,119	$525
Diluted earnings per common share
Continuing operations	$1.43	$.11	$2.06	$1.11
Discontinued operations (c)	.04	.03	.09	.05
Net income	$1.47	$.14	$2.15	$1.16
Cash dividends declared per common share	$.10	$.10	$.20	$.76
Total preferred dividends declared, including TARP	$25	$119	$118	$170
TARP Capital Purchase Program preferred dividends (d)		$95	$89	$142
Impact of TARP Capital Purchase Program preferred dividends per diluted common share		$.21	$.17	$.32
Redemption of TARP preferred stock discount accretion (d)			$250
PERFORMANCE RATIOS
From continuing operations
Noninterest income to total revenue	38%	42%	37%	40%
Efficiency	51	66	54	62
From net income
Net interest margin (e)	4.35%	3.60%	4.29%	3.70%
Return on:
Average common shareholders’ equity	11.52	1.52	8.63	5.72
Average assets	1.22	.30	1.12	.53

See page 52 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate our ability to provide for credit costs through operations.
(c)	Includes results of operations for PNC Global Investment Servicing Inc. (GIS) for all periods presented. We entered into a definitive agreement to sell GIS in February 2010, and closed the sale on July 1, 2010. See Sale of PNC Global Investment Servicing in the Executive Summary section of the Financial Review section of this Report and Note 2 Divestiture in the Notes To Consolidated Financial Statements of this Report for additional information.
(d)	We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share.
(e)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from Federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2010 and June 30, 2009 were $19 million and $16 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2010 and June 30, 2009 were $37 million and $31 million, respectively.

CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	June 30 2010	December 31 2009	June 30 2009
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$261,695	$269,863	$279,754
Loans (b) (c)	154,342	157,543	165,009
Allowance for loan and lease losses (b)	5,336	5,072	4,569
Interest-earning deposits with banks (b)	5,028	4,488	10,190
Investment securities (b)	53,717	56,027	49,969
Loans held for sale (c)	2,756	2,539	4,662
Goodwill and other intangible assets	12,138	12,909	12,890
Equity investments (b)	10,159	10,254	8,168
Noninterest-bearing deposits	44,312	44,384	41,806
Interest-bearing deposits	134,487	142,538	148,633
Total deposits	178,799	186,922	190,439
Transaction deposits	125,712	126,244	120,324
Borrowed funds (b)	40,427	39,261	44,681
Shareholders’ equity	28,377	29,942	27,294
Common shareholders’ equity	27,725	22,011	19,363
Accumulated other comprehensive loss	442	1,962	3,101
Book value per common share	52.77	47.68	42.00
Common shares outstanding (millions)	525	462	461
Loans to deposits	86%	84%	87%

ASSETS UNDER ADMINISTRATION (billions)
Discretionary assets under management	$99	$103	$98
Nondiscretionary assets under administration	100	102	124
Total assets under administration	$199	$205	$222

CAPITAL RATIOS
Tier 1 risk-based (d) (e)	10.7%	11.4%	10.5%
Tier 1 common (e)	8.3	6.0	5.3
Total risk-based (d)	14.3	15.0	14.1
Leverage (d)	9.1	10.1	9.1
Common shareholders’ equity to assets	10.6	8.2	6.9

ASSET QUALITY RATIOS
Nonperforming loans to total loans	3.31%	3.60%	2.52%
Nonperforming assets to total loans and foreclosed and other assets	3.81	3.99	2.81
Nonperforming assets to total assets	2.26	2.34	1.66
Net charge-offs to average loans (for the three months ended) (annualized)	2.18	2.09	1.89
Allowance for loan and lease losses to total loans	3.46	3.22	2.77
Allowance for loan and lease losses to nonperforming loans (f)	104	89	110
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. Some June 30, 2010 amounts include consolidated variable interest entities that we consolidated effective January 1, 2010 based on guidance in ASC 810, Consolidation. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(c)	Amounts include items for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	The regulatory minimums are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage capital ratios. The well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage capital ratios.
(e)	Our Tier 1 risk-based capital ratio and our Tier 1 common capital ratio would have been 11.3% and 9.0%, respectively, at June 30, 2010 had they included the net impact of the July 1, 2010 sale of GIS. A reconciliation of these ratios reflecting the estimated impact of the sale of GIS to the ratios set forth in the table above is included in the Risk-Based Capital portion of the Financial Review section of this Report. We believe that the disclosure of these ratios reflecting the estimated impact of the sale of GIS provides additional meaningful information regarding the risk-based capital ratios at that date and the impact of this event on these ratios.
(f)	Nonperforming loans do not include purchased impaired loans or loans held for sale. Allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans.

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

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Virginia, Missouri, Delaware, Washington, D.C., and Wisconsin.

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash pursuant to a definitive agreement entered into on February 2, 2010. The estimated after-tax gain of $335 million related to this sale will be recognized in the third quarter of 2010. The sale is expected to add $1.4 billion to regulatory capital and improve Tier 1 risk-based and Tier 1 common capital ratios by approximately 60 basis points and 70 basis points, respectively.

Results of operations of GIS are presented as income from discontinued operations, net of income taxes, on our Consolidated Income Statement for the periods presented in this Report. Once we entered into the sales agreement, GIS was no longer a reportable business segment.

Further information regarding the GIS sale is included in Note 2 Divestiture in our Notes To Consolidated Financial Statements in this Report.

NATIONAL CITY INTEGRATION COSTS

A summary of pretax merger and integration costs in connection with our December 31, 2008 acquisition of National City Corporation (National City) follows.

NATIONAL CITY INTEGRATION COSTS

In millions	Second Quarter	First Six Months	Full Year
2010	$100	$213	$343	(a)
2009	$125	$177	$421
2008	—	—	$575	(b)
(a)	Estimated.
(b)	Includes $504 million conforming provision for credit losses.

The transaction is expected to result in the reduction of more than $1.8 billion of combined company annualized noninterest expense through the elimination of operational and administrative redundancies. We have completed the customer and branch conversions to our technology platforms and continue to integrate the businesses and operations of National City with those of PNC.

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

We are focused on our strategies for quality growth. We are committed to re-establishing a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. We made substantial progress in transitioning our balance sheet throughout 2009 and in the first six months of 2010, working to institute our moderate risk philosophy throughout our expanded franchise. Our actions have created a well-positioned balance sheet, strong bank level liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

We also continue to be focused on building capital in the current environment characterized by economic and regulatory uncertainty. See the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

The economic turmoil that began in the middle of 2007 and continued through most of 2008 has now settled into a slow economic recovery with, at this time, somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed into law by President Obama on July 21, 2010.

Dodd-Frank is extensive, complicated and comprehensive legislation that impacts practically all aspects of a banking organization. Dodd-Frank will negatively impact revenue and increase both the direct and indirect costs of doing business for PNC, as it includes provisions that could increase regulatory fees and deposit insurance assessments and impose heightened capital and prudential standards, while at the same time impacting the nature and costs of PNC’s businesses, including consumer lending, private equity investment, derivatives transactions, interchange fees on debit card transactions, and asset securitizations.

Until such time as the regulatory agencies issue proposed and final regulations implementing the numerous provisions of Dodd-Frank, a process that will extend at least over the next 12 months and might last several years, PNC will not be able to fully assess the impact the legislation will have on its businesses. However, we believe that the expected changes will be manageable for PNC and will have a smaller impact on us than many Wall Street banks.

Items 1 and 7 of our 2009 Form 10-K include information regarding efforts over the past 18 months by the Federal government, including the US Congress, the US Department of the Treasury, the Federal Reserve, the FDIC, and the Securities and Exchange Commission, to stabilize and restore confidence in the financial services industry that have impacted and will likely continue to impact PNC and our stakeholders. These efforts, which will continue to evolve, include the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, Dodd-Frank and other legislative, administrative and regulatory initiatives.

Developments during the first half of 2010 related to these matters are summarized below.

TARP Capital Purchase Program

We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. See Repurchase of Outstanding TARP Preferred Stock and Sale by US Treasury of TARP Warrant in Note 14 Total Equity And Other Comprehensive Income in the Notes To Consolidated Financial Statements in this Report for additional information.

FDIC Temporary Liquidity Guarantee Program

The FDIC’s TLGP is designed to strengthen confidence and encourage liquidity in the banking system by:

•	Guaranteeing newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies (TLGP-Debt Guarantee Program), and
•	Providing full deposit insurance coverage for non-interest bearing transaction accounts in FDIC-insured institutions, regardless of the dollar amount (TLGP-Transaction Account Guarantee Program).

PNC did not issue any securities under the TLGP-Debt Guarantee Program during the first six months of 2010.

From October 14, 2008 through December 31, 2009, PNC Bank, National Association (PNC Bank, N.A.) participated in the TLGP-Transaction Account Guarantee Program. Beginning January 1, 2010, PNC Bank, N.A. is no longer participating in this program, but Dodd-Frank extends the program for all banks for two years, beginning December 31, 2010.

Public-Private Investment Fund Programs (PPIFs)

PNC did not participate in these programs during the first six months of 2010.

Home Affordable Modification Program (HAMP)

PNC began participating in HAMP for GSE mortgages in May 2009 and for non-GSE mortgages in July 2009, and intends to begin participation in the Second Lien Program in August 2010. HAMP is scheduled to terminate as of December 31, 2012.

Home Affordable Refinance Program (HARP)

PNC began participating in HARP in May 2009. The program terminated as of June 10, 2010.

As noted above, Dodd-Frank and its implementation, as well as other statutory and regulatory initiatives that will be ongoing, will introduce numerous regulatory changes over the next several years. While we believe that we are well positioned to navigate through this process, we cannot predict the ultimate impact of these actions on PNC’s business plans and strategies.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following:

•	General economic conditions, including the speed and stamina of the moderate economic recovery that began last year in general and on our customers in particular,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined above, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Completion of the integration of the National City acquisition,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management, including achieving our cost savings targets associated with our National City integration, and creating positive pretax, pre-provision earnings,
•	Managing the distressed assets portfolio and other impaired assets,
•	Improving our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to re-establish our desired moderate risk profile, and
•	Actions we take within the capital and other financial markets.

SUMMARY FINANCIAL RESULTS

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Net income, in millions	$803	$207	$1,474	$737
Diluted earnings per common share
Continuing operations	$1.43	$.11	$2.06	$1.11
Discontinued operations	.04	.03	.09	.05
Net income	$1.47	$.14	$2.15	$1.16
Return from net income on:
Average common shareholders’ equity	11.52%	1.52%	8.63%	5.72%
Average assets	1.22%	.30%	1.12%	.53%

Income Statement Highlights

•

Strong earnings in the second quarter of 2010 were driven by higher revenue, lower expenses and stabilizing credit quality. Pretax, pre-provision earnings for the second quarter of 2010 were $1.9 billion compared with $1.3 billion for the second quarter of 2009.

•

Total revenue increased to $3.9 billion and was derived from well-diversified sources. Net interest income increased over the second quarter of 2009 due to lower funding costs while noninterest income decreased primarily due to lower residential mortgage revenues.

•

Noninterest expense of $2.0 billion declined compared with the second quarter of 2009 reflecting disciplined expense management, additional acquisition-related cost savings and the reversal of certain accrued liabilities.

Balance Sheet Highlights

•

We remain committed to responsible lending to support economic growth. Loans and commitments originated and renewed totaled approximately $40 billion in the second quarter and $72 billion for the first half of 2010. At June 30, 2010, loans totaled $154 billion and decreased $2.9 billion during the quarter primarily due to loan repayments, dispositions and net charge-offs that exceeded customer loan demand.

•	The average rate paid on deposits declined by 10 basis points to .71% in the second quarter of 2010 from .81% in the first quarter primarily due to repricing certificates of deposit and other time deposits which decreased $3.1 billion or 6% during the second quarter. Total deposits declined by $3.7 billion during the quarter to $179 billion at June 30, 2010.
•	We remained core funded with a loan to deposit ratio of 86% at June 30, 2010 providing a strong bank liquidity position to support growth.
•

PNC’s Tier 1 common capital ratio grew to 8.3% at June 30, 2010 and on a pro forma basis would have been an estimated 9.0% based on the sale of GIS on July 1, 2010. Further details regarding the pro forma impact of the sale of GIS are provided in the Risk-Based Capital portion of our Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights

•

Credit quality showed signs of stabilization during the second quarter of 2010. Nonperforming assets declined by $636 million in the quarter to $5.9 billion as of June 30, 2010. Accruing loans past due improved during the quarter. The allowance for loan and lease losses was $5.3 billion, or 3.46% of total loans and 104% of nonperforming loans, as of June 30, 2010. Net charge-offs to average loans of 2.18% compared favorably to industry ratios.

•

Sales of residential mortgage and brokered home equity loans from the distressed assets portfolio with unpaid principal balances of approximately $2.0 billion at June 30, 2010 are expected to close in the third quarter of 2010. As a result, we recorded an additional provision for credit losses of $109 million and net charge-offs of $75 million in the second quarter of 2010.

Integration Highlights

•

We successfully completed the National City conversion of 16 million accounts, 6 million customers and 1,300 branches in nine states in one of the largest branch conversions in US banking history. PNC achieved acquisition cost savings of $1.6 billion on an annualized basis in the second quarter of 2010, well ahead of the original target amount and schedule, and established a new goal of $1.8 billion by the end of 2010.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the second quarter and first half of 2010 and 2009.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions, divestitures or consolidations of variable interest entities.

The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at June 30, 2010 compared with December 31, 2009.

Total average assets were $265.7 billion for the first six months of 2010 compared with $280.9 billion for the first six months of 2009.

Average interest-earning assets were $225.8 billion for the first half of 2010, compared with $243.7 billion in the first half of 2009. A decrease of $14.5 billion in loans was reflected in the decrease in average interest-earning assets.

Average noninterest-earning assets totaled $40.0 billion in the first six months of 2010 compared with $37.1 billion in the prior year period.

The decrease in average total loans reflected a decline in commercial loans of $10.5 billion and commercial real estate loans of $3.8 billion. Loans represented 69% of average interest-earning assets for the first six months of 2010 and 70% for the first six months of 2009.

Average securities available for sale increased $2.4 billion, to $49.0 billion, in the first half of 2010 compared with the first half of 2009. Average US Treasury and government agencies securities increased $5.4 billion compared with the first six months of 2009 while average other debt securities increased $1.4 billion in the comparison. These increases were partially offset by a decline of $3.9 billion in average residential mortgage-backed securities compared with the prior year period.

Average securities held to maturity increased $3.3 billion, to $7.0 billion, in the first six months of 2010 compared with the first six months of 2009. The increase reflected purchases of asset-backed and non-agency commercial mortgage-backed securities, the transfer of securities from the available for sale portfolio, and the impact of the Market Street Funding LLC (Market Street) consolidation effective January 1, 2010.

Total investment securities comprised 25% of average interest-earning assets for the first six months of 2010 and 21% for the first six months of 2009.

Average total deposits were $182.7 billion for the first half of 2010 compared with $192.5 billion for the first half of 2009. Average deposits declined from the prior year period primarily as a result of decreases in retail certificates of deposit and other time deposits, which were partially offset by increases in money market balances, demand and other noninterest-bearing deposits. Average total deposits represented 69% of average total assets for the first six months of both 2010 and 2009.

Average transaction deposits were $126.6 billion for the first six months of 2010 compared with $116.8 billion for the first six months of 2009.

Average borrowed funds were $41.7 billion for the first half of 2010 compared with $47.0 billion for the first half of 2009. A $7.4 billion decline in Federal Home Loan Bank borrowings drove the decline in the comparison, partially offset by higher average commercial paper borrowings that reflected the consolidation of Market Street.

LINE OF BUSINESS HIGHLIGHTS

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Distressed Assets Portfolio

Total business segment earnings were $1.294 billion for the first six months of 2010 and $1.178 billion for the first six months of 2009. Highlights of results for the first six months and second quarter of 2010 and 2009 are included below. The Business Segments Review section of this Financial Review includes a Results of Business-Summary table and further analysis of our business segment results over the first six months of 2010 and 2009 including presentation differences from Note 19 Segment Reporting.

We provide a reconciliation of total business segment earnings to PNC consolidated income from continuing operations before noncontrolling interests as reported on a GAAP basis in Note 19 Segment Reporting.

Retail Banking

Retail Banking earned $109 million for the first six months of 2010 compared with earnings of $111 million for the same period a year ago. Earnings declined from the prior year due primarily to lower revenues as a result of lower interest credits assigned to deposits and a decline in fees which were partially offset by well-managed expenses. In addition, credit costs were up slightly from the prior year. Retail Banking continued to maintain its focus on growing customers and deposits, customer and employee satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Retail Banking earned $85 million in the second quarter of 2010 and $61 million in the second quarter of 2009. The higher earnings for 2010 resulted from lower credit costs and well-managed expenses partially offset by lower interest credits assigned to deposits and a decline in fees.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $803 million in the first six months of 2010 compared with $466 million in the first six months of 2009. Significantly higher earnings for the first half of 2010 reflected a lower provision for credit losses and lower noninterest expense which more than offset a decline in net interest income compared with the 2009 period.

Corporate & Institutional Banking earned $443 million in the second quarter of 2010 compared with $107 million in the second quarter of 2009. Earnings increased in the comparison primarily due to a lower provision for credit losses and higher net interest income in the second quarter of 2010, partially offset by a decline in noninterest income.

Asset Management Group

Asset Management Group earned $68 million for the first half of 2010 compared with $47 million for the same period in 2009. Assets under administration were $199 billion at June 30, 2010. The first six months of 2010 reflected a lower provision for credit losses, lower expenses from disciplined expense management and higher noninterest income. These improvements were partially offset by a decrease in net interest income from lower yields on loans.

Earnings for Asset Management Group totaled $29 million for the second quarter of 2010 compared with $8 million for the second quarter of 2009. The increase in earnings from the prior year quarter reflected a lower provision for credit losses, lower expenses and growth in asset management fees.

Residential Mortgage Banking

Residential Mortgage Banking earned $174 million for the first half of 2010 compared with $319 million in the first half of 2009. Earnings decreased from the six months of 2009 primarily due to reduced loan sales revenue and lower net hedging gains on mortgage servicing rights, partially offset by lower noninterest expense. Residential Mortgage Banking earned $92 million in the second quarter of both 2010 and 2009.

BlackRock

Our BlackRock business segment earned $154 million in the first half of 2010 and $77 million in the first half of 2009. Second quarter 2010 business segment earnings from BlackRock were $77 million compared with $54 million in the second quarter of 2009. Improved capital market conditions and the benefits of BlackRock’s December 2009 acquisition of Barclays Global Investors (BGI) contributed to higher earnings at BlackRock.

Distressed Assets Portfolio

The Distressed Assets Portfolio had a loss of $14 million for the first six months of 2010, compared with earnings of $158 million for the first six months of 2009. A $280 million increase in the provision for credit losses drove the decrease in earnings in the comparison.

For the second quarter of 2010, Distressed Assets Portfolio had a loss of $86 million compared with earnings of $155 million for the second quarter of 2009 as the provision for credit losses increased $374 million.

Other

“Other” reported earnings of $135 million for the first half of 2010 compared with a net loss of $463 million for the first half of 2009. The net loss for the 2009 period included higher other-than-temporary impairment (OTTI) charges compared with the 2010 period, alternative investment writedowns, a $133 million special FDIC assessment, and equity management losses.

“Other” reported earnings of $141 million for the second quarter of 2010 compared with a net loss of $282 million for the second quarter of 2009. The increase compared with the prior year quarter reflected the reversal of certain accrued liabilities, higher positive impact of net securities gains, lower OTTI charges on securities, higher results from private equity and alternative investments and lower integration costs. The net loss in the 2009 quarter also included the special FDIC assessment.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first six months of 2010 was $1,474 million compared with $737 million for the first six months of 2009. Net income for the second quarter of 2010 was $803 million compared with $207 million for the second quarter of 2009. Total revenue for the first six months of 2010 was $7.7 billion compared with $7.5 billion for the first six months of 2009. Total revenue for the second quarter of 2010 increased 3% to $3.9 billion from $3.8 billion for the second quarter of 2009. We expect total revenue for full year 2010 to be relatively consistent with the level for full year 2009 apart from the impact of the $1.1 billion pretax gain we recognized in the fourth quarter of 2009 in connection with BlackRock’s acquisition of BGI.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended June 30		Six months ended June 30
Dollars in millions	2010	2009	2010	2009
Net interest income	$2,435	$2,193	$4,814	$4,513
Net interest margin	4.35%	3.60%	4.29%	3.70%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The increase in net interest income for the first half of 2010 compared with the first half of 2009 primarily resulted from the impact of lower deposit and borrowing costs somewhat offset by lower revenue from our investment securities portfolio and lower loan volume. Our deposit strategy included the retention and repricing at lower rates of relationship-based certificates of deposit and the planned run off of maturing non-relationship certificates of deposit.

We have approximately $14 billion of relationship-based certificates of deposit with an average rate of more than 2% that are scheduled to mature during the remainder of 2010. Assuming interest rates stay low, we believe that we will continue to reprice these deposits and lower our funding costs even further. This assumes our current expectations for interest rates and economic conditions – we include our current economic assumptions underlying our forward-looking statements in the Cautionary Statement Regarding Forward-Looking Information section of this Financial Review.

The net interest margin was 4.29% for the first six months of 2010 and 3.70% for the first six months of 2009. The following factors impacted the comparison:

•	A decrease in the rate accrued on interest-bearing liabilities of 71 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 59 basis points.
•

The yield on loans, which represented the largest portion of our earning assets in the first six months of 2010, increased 7 basis points but was more than offset by the decline in yield on investment securities.

•	In addition, the impact of noninterest-bearing sources of funding decreased 11 basis points primarily due to the decline in interest rates.

The net interest margin was 4.35% for the second quarter of 2010 and 3.60% for the second quarter of 2009. The following factors impacted the comparison:

•	A decrease in the rate accrued on interest-bearing liabilities of 67 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 54 basis points.
•	A 19 basis point increase in the yield on interest-earning assets. The yield on loans increased 36 basis points and was partially offset by the net impact of changes in other interest-earning assets.
•	In addition, the impact of noninterest-bearing sources of funding decreased 11 basis points primarily due to the decline in interest rates.

We expect the yield on interest-earning assets to decline, which will put pressure on our net interest income and net interest margin in the second half of 2010. For the third quarter of 2010, we expect net interest income and net interest margin to be lower than the second quarter of 2010 due to lower purchase accounting accretion, continued soft loan demand and the low interest rate environment. See page 14 for a discussion of certain corrections reflected in second quarter 2010 results that impacted net interest income and net interest margin.

NONINTEREST INCOME

Summary

Noninterest income totaled $2.861 billion for the first six months of 2010, a decline of $115 million or 4% compared with the first six months of 2009. A decrease in residential mortgage loan sales revenue and net hedging gains on mortgage servicing rights was the primary factor in the first half comparison, partially offset by higher other noninterest income and asset management fees along with lower OTTI charges. In addition, the 2009 period included gains of $103 million related to our BlackRock LTIP shares adjustment in the first quarter of that year.

Noninterest income totaled $1.477 billion for the second quarter of 2010, a decline of $133 million or 8% compared with $1.610 billion for the second quarter of 2009. The decline compared with the second quarter of 2009 was primarily due to lower residential mortgage loan sales revenue and customer-related trading income somewhat offset by improved results on private equity and alternative investments and lower OTTI charges.

Additional Analysis

Asset management revenue was $502 million in the first six months of 2010 compared with $397 million in the first six months of 2009. Asset management revenue was $243 million in the second quarter of 2010 compared with $208 million in the second quarter of 2009. These increases reflected higher equity earnings from our BlackRock investment, improved equity markets and client growth. Assets managed at June 30, 2010 totaled $99 billion compared with $98 billion at June 30, 2009.

For the first half of 2010, consumer services fees totaled $611 million compared with $645 million in the first half of 2009. Consumer services fees were $315 million for the second quarter of 2010 compared with $329 million for the second quarter of 2009. Lower consumer service fees for 2010 in both comparisons reflected lower brokerage fees and the impact of the consolidation of the securitized credit card portfolio, partially offset by higher volume-related transaction fees. As further discussed in the Retail Banking section of the Business Segments Review portion of this Financial Review, we expect that the Credit CARD Act of 2009 will negatively impact full year 2010 revenues by approximately $65 million.

Corporate services revenue totaled $529 million in the first six months of 2010 and $509 million in the first six months of 2009. Corporate services revenue declined slightly in the second quarter of 2010, to $261 million, compared with $264 million for the second quarter of 2009. The increase in the six-month comparison was primarily due to higher commercial mortgage special servicing ancillary income partially offset by higher impairment of mortgage servicing rights. Corporate services fees include the noninterest component of treasury management fees, which continued to be a strong contributor to revenue.

Residential mortgage revenue totaled $326 million in the first half of 2010 compared with $676 million in the first half of 2009. Second quarter 2010 residential mortgage revenue totaled $179 million compared with $245 million in the second quarter of 2009. The decline in both comparisons reflected reduced loan sales revenue given the strong loan origination refinance volume in the 2009 period and lower net hedging gains on mortgage servicing rights in the six month comparison.

Service charges on deposits totaled $409 million for the first six months of 2010 and $466 million for the first six months of 2009. Service charges on deposits totaled $209 million for the second quarter of 2010 compared with $242 million for the second quarter of 2009. The decrease in both instances was due to lower overdraft charges and required branch divestitures in the third quarter of 2009. As further discussed in the Retail Banking section of the Business Segments Review portion of this Financial Review, we expect that the new Regulation E rules related to overdraft charges will negatively impact our second half 2010 revenue by an estimated $145 million.

Net gains on sales of securities totaled $237 million for the first half of 2010 and $238 million for the first half of 2009. Second quarter net gains on sales of securities were $147 million in 2010 and $182 million in 2009.

The net credit component of OTTI of securities recognized in earnings was a loss of $210 million in the first six months of 2010, including $94 million in the second quarter, compared with losses of $304 million and $155 million, respectively, for the same periods in 2009. We anticipate ongoing improvement in OTTI as the economy stabilizes and begins to recover.

Other noninterest income totaled $457 million for the first half of 2010 compared with $349 million for the first half of 2009. The first six months of 2010 included net gains on private equity and alternative investments of $140 million and trading income of $78 million. Amounts for the first six months of 2009 included gains of $103 million related to our equity investment in BlackRock, net losses on private equity and alternative investments of $151 million and trading income of $80 million.

Other noninterest income for the second quarter of 2010 totaled $217 million compared with $295 million for the second quarter of 2009. Lower customer trading income was a primary factor in the quarterly decline.

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

We believe that as the economy recovers, there are greater opportunities for growth in client-related fee-based income. We also expect that the conversions of National City branches to the PNC platform, completed in June 2010, will create more product cross-selling opportunities.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management and capital markets-related products and services that are marketed by several businesses to commercial and retail customers.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $600 million for the first six months of 2010, an increase of $40 million or 7% compared with the first six months of 2009. For the second quarter of 2010, treasury management revenue was $302 million, an increase of $18 million or 6% compared with the second quarter of 2009. This increase was primarily related to deposit growth and continued growth in legacy offerings such as purchasing cards and services provided to the Federal government and healthcare customers.

Revenue from capital markets-related products and services totaled $292 million in the first half of 2010 compared with $191 million in the first half of 2009, an increase of $101 million or 53%. Higher gains on loan sales, underwriting, mergers and acquisition advisory fees, and syndications fees contributed to the improved results. Second quarter 2010 revenue was $128 million compared with $148 million for the second quarter of 2009, a decline of $20 million or 14%. Second quarter 2010 results reflect increased adverse impact of counterparty credit risk on valuations of customer derivative positions. This was partially offset by increased mergers and acquisition advisory fees and syndications fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $162 million in the first six months of 2010, a decrease of $71 million or 30% compared with the first six months of 2009. For the second quarter of 2010, revenue from commercial mortgage banking activities totaled $47 million, a decrease of $92 million or 66% compared with the second quarter of 2009. These decreases were primarily due to valuations associated with commercial mortgage loans held for sale, net of hedges, higher impairment of mortgage servicing rights, and the sale during the second quarter 2010 of a duplicative agency servicing operation acquired with National City. These decreases were partially offset by higher special servicing revenue.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $1.6 billion for the first six months of 2010 compared with $2.0 billion for the first six months of 2009. For the second quarter of 2010, the provision for credit losses totaled $823 million compared with $1.1 billion for the second quarter of 2009. The lower provision in both comparisons reflected credit quality that showed further signs of stabilization during the second quarter of 2010.

Sales of residential mortgage and brokered home equity loans from the Distressed Assets Portfolio business segment with unpaid principal balances of approximately $2.0 billion at June 30, 2010 are expected to close in the third quarter of 2010. As a result, PNC recorded an additional provision for credit losses of $109 million and net charge-offs of $75 million in the second quarter of 2010.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

We believe that our provision for credit losses in the second half of 2010 may be lower than the first half of 2010. Future provision levels will depend primarily on the level of nonperforming loans, our related coverage ratios, the pace of economic recovery and the nature of regulatory reforms.

NONINTEREST EXPENSE

Noninterest expense for the first six months of 2010 was $4.1 billion compared with $4.7 billion for the first six months of 2009, a decline of $535 million or 12%. Noninterest expense totaled $2.0 billion in the second quarter of 2010 compared with $2.5 billion in the second quarter of 2009, a decrease of $490 million or 20%. Lower noninterest expense in both comparisons was primarily due to the impact of higher cost savings related to the National City acquisition and the reversal of certain accrued liabilities in the second quarter of 2010, with $73 million associated with a franchise tax settlement and $47 million associated with an indemnification for certain Visa litigation. We expect noninterest expense to be higher in the third quarter of 2010 relative to the second quarter of 2010 due to the reversal of these accrued liabilities recorded in the second quarter of 2010. We also recorded a special FDIC assessment, intended to build the FDIC’s Deposit Insurance Fund, of $133 million in the second quarter of 2009.

See “National City Integration Costs” in the Executive Summary section of this Financial Review for details of integration costs incurred, including through the first half of 2010 and 2009.

We achieved National City acquisition cost savings of $1.6 billion on an annualized basis in the second quarter of 2010, higher and earlier than the original goal of $1.2 billion, and established a new annualized acquisition cost savings goal of $1.8 billion by the end of 2010.

EFFECTIVE TAX RATE

The effective tax rate was 28.0% for the first six months of 2010 compared with 18.0% for the first six months of 2009. For the second quarter of 2010, our effective tax rate was 28.2% compared with 12.9% for the second quarter of 2009. The effective tax rate was lower in 2009 primarily as a result of relatively equal levels of favorable permanent differences (tax exempt income, tax credits and dividend received deductions) on lower pretax income in 2009.

In July 2010, we received a favorable IRS letter ruling resolving a tax position taken on a previous return which will result in a tax benefit of approximately $89 million. The impact of this ruling will be recognized in the third quarter of 2010 and is expected to result in a reduction of the full year effective tax rate from 28% as of June 30, 2010 to a range of 25% to 26%.

CONSOLIDATED BALANCE SHEET

REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	June 30 2010	Dec. 31 2009
Assets
Loans	$154,342	$157,543
Investment securities	53,717	56,027
Cash and short-term investments	11,677	13,290
Loans held for sale	2,756	2,539
Goodwill and other intangible assets	12,138	12,909
Equity investments	10,159	10,254
Other	16,906	17,301
Total assets	$261,695	$269,863
Liabilities
Deposits	$178,799	$186,922
Borrowed funds	40,427	39,261
Other	11,479	11,113
Total liabilities	230,705	237,296
Total shareholders’ equity	28,377	29,942
Noncontrolling interests	2,613	2,625
Total equity	30,990	32,567
Total liabilities and equity	$261,695	$269,863

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

The decline in total assets at June 30, 2010 compared with December 31, 2009 was primarily due to decreases in loans and investment securities as more fully discussed below.

Total assets and liabilities at June 30, 2010 included $5.3 billion and $4.4 billion, respectively related to Market Street and a credit card securitization trust as more fully described in the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements of this Report.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $2.8 billion at June 30, 2010 and $3.2 billion at December 31, 2009. The balances do not include accretable net interest on the purchased impaired loans.

Loans decreased $3.2 billion, or 2%, as of June 30, 2010 compared with December 31, 2009. An increase in loans of $3.5 billion from consolidating Market Street and the securitized credit card portfolio was more than offset by the impact of soft customer loan demand combined with loan repayments and payoffs in the distressed assets portfolio. However, we believe that the pace of loan demand contraction appears to be slowing in the third quarter of 2010.

Loans represented 59% of total assets at June 30, 2010 and 58% of total assets at December 31, 2009. Commercial lending represented 53% of the loan portfolio and consumer lending represented 47% at June 30, 2010.

Commercial real estate loans represented 8% of total assets at June 30, 2010 and 9% of total assets at December 31, 2009.

Details Of Loans

In millions	June 30 2010	Dec. 31 2009
Commercial
Retail/wholesale	$9,576	$9,515
Manufacturing	9,728	9,880
Other service providers	8,289	8,256
Real estate related (a)	7,269	7,403
Financial services	4,302	3,874
Health care	3,099	2,970
Other	11,969	12,920
Total commercial	54,232	54,818
Commercial real estate
Real estate projects	13,914	15,582
Commercial mortgage	6,450	7,549
Total commercial real estate	20,364	23,131
Equipment lease financing	6,630	6,202
TOTAL COMMERCIAL LENDING (b)	81,226	84,151
Consumer
Home equity
Lines of credit	23,901	24,236
Installment	11,060	11,711
Education	8,867	7,468
Automobile	2,697	2,013
Credit card and other unsecured lines of credit	4,920	3,536
Other	3,834	4,618
Total consumer	55,279	53,582
Residential real estate
Residential mortgage	16,618	18,190
Residential construction	1,219	1,620
Total residential real estate	17,837	19,810
TOTAL CONSUMER LENDING	73,116	73,392
Total loans	$154,342	$157,543
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Construction loans with interest reserves, A Note/B Note restructurings and guaranteed commercial loans are not significant to PNC.

Total loans above include purchased impaired loans related to National City amounting to $9.1 billion, or 6% of total loans, at June 30, 2010, and $10.3 billion, or 7% of total loans, at December 31, 2009.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $72 billion for the first six months of 2010, including $40 billion in the second quarter. Included in these amounts were originations for first mortgages of $4.3 billion and $2.3 billion, respectively.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Commercial lending is the largest category and is the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated $3.2 billion, or 60%, of the total allowance for loan and lease losses at June 30, 2010 to these loans. We allocated $2.1 billion, or 40%, of the total allowance at that date to consumer lending. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Higher Risk Loans

Our loan portfolio contains higher risk loans that are more likely to result in credit losses. We established specific and pooled reserves on the total commercial lending category, including higher risk loans, of $3.2 billion at June 30, 2010. This represented 60% of the total allowance for loan and lease losses of $5.3 billion at that date. The remaining 40% of the allowance for loan and lease losses pertained to the total consumer lending category. This category of loans is more homogenous in nature and has certain characteristics that can be assessed at a total portfolio level in terms of loans representing higher risk. We do not consider government insured/government guaranteed loans to be higher risk as we do not believe these loans will result in a significant loss because of their structure. These loans are excluded from the following assessment of higher risk loans.

Our home equity lines of credit and installment loans outstanding totaled $35.0 billion at June 30, 2010. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90%. Such loans totaled $1.3 billion or approximately 4% of the total home equity line and installment loans at June 30, 2010. These higher risk loans were concentrated in our geographic footprint with 28% in Pennsylvania, 13% in Ohio, 11% in New Jersey, 7% in Illinois, 5% in Michigan, and 5% in Kentucky, with the remaining loans dispersed across several other states. Option ARM loans and negative amortization loans in this portfolio were not significant. Within the higher risk home equity portfolio, approximately 14% are in some stage of delinquency and 8% are in late stage (90+ days) delinquency status.

In our $16.6 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a loan-to-value ratio greater than 90% totaled $.7 billion and comprised approximately 4% of this portfolio at June 30, 2010. Twenty-two percent of the higher risk loans are located in California, 13% in Florida, 10% in Illinois, 8% in Maryland, and 5% in New Jersey, with the remaining loans dispersed across several other states. Option ARM loans and negative amortization loans in this portfolio were not significant. Within the higher risk residential mortgage portfolio of $.7 billion, approximately 41% are in some stage of delinquency and 31% are in 90+ days late stage delinquency status.

Within our home equity lines of credit, installment loans and residential mortgage portfolios, approximately 5% of the aggregate $51.6 billion loan outstandings have loan-to-value ratios in excess of 100%. The impact of housing price depreciation is reflected in the allowance for loans and lease losses as a result of the consumer reserve methodology process. The consumer reserve process is sensitive to collateral values which in turn affect loan loss severity. While our consumer reserve methodology strives to reflect all significant risk factors, there is an element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information such as housing price depreciation. We provide additional reserves where appropriate to provide coverage for losses attributable to such risks.

We obtain updated property values annually for select residential mortgage loan portfolios. We are expanding this valuation process to update the property values on the majority of our real estate secured consumer loan portfolios.

Information related to purchased impaired loans, purchase accounting accretion and accretable net interest recognized during the first six months of 2010 in connection with our acquisition of National City follows.

Valuation of Purchased Impaired Loans

	December 31, 2008		December 31, 2009		June 30, 2010
Dollars in billions	Balance	Net Investment	Balance	Net Investment	Balance		Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$6.3		$3.5		$2.3
Purchase impaired mark	(3.4)		(1.3)		(.7)
Recorded investment	2.9		2.2		1.6
Allowance for loan losses			(.2)		(.4)
Net investment	2.9	46%	2.0	57%	1.2		52%
Consumer and residential mortgage loans:
Unpaid principal balance	15.6		11.7		10.1
Purchase impaired mark	(5.8)		(3.6)		(2.6)
Recorded investment	9.8		8.1		7.5
Allowance for loan losses			(.3)		(.5)
Net investment	9.8	63%	7.8	67%	7.0		69%
Total purchased impaired loans:
Unpaid principal balance	21.9		15.2		12.4
Purchase impaired mark (a)	(9.2)		(4.9)		(3.3)
Recorded investment	12.7		10.3		9.1
Allowance for loan losses			(.5)		(.9	)(b)
Net investment	$12.7	58%	$9.8	64%	$8.2		66%
(a)	Comprised of $5.5 billion of nonaccretable and $3.7 billion of accretable at December 31, 2008, $1.4 billion of nonaccretable and $3.5 billion of accretable at December 31, 2009, and $1.0 billion of nonaccretable and $2.3 billion of accretable at June 30, 2010.
(b)	While additional impairment reserves of $.9 billion have been provided for further deterioration, incremental accretable interest of $.4 billion has been reclassified since acquisition date on those purchased impaired loans with improving estimated cash flows.

The unpaid principal balance of purchased impaired loans declined from $21.9 billion at December 31, 2008 to $12.4 billion at June 30, 2010 due to amounts determined to be uncollectible, payoffs and disposals. The remaining purchased impaired mark at June 30, 2010 was $3.3 billion and declined from $9.2 billion at December 31, 2008 primarily due to amounts determined to be uncollectible. The net investment of $12.7 billion at December 31, 2008 declined to $8.2 billion at June 30, 2010 primarily due to payoffs, disposals and further impairment partially offset by accretion during 2009 and the first six months of 2010. At June 30, 2010, our largest purchased impaired loan had a recorded investment of $32 million.

We currently expect to collect total cash flows of $11.4 billion on purchased impaired loans, representing the $9.1 billion recorded investment at June 30, 2010 and the accretable net interest of $2.3 billion shown in the Accretable Net Interest table that follows.

Purchase Accounting Accretion

	Three months ended June 30		Six months ended June 30
In millions	2010	2009	2010	2009
Non-impaired loans	$111	$168	$223	$490
Impaired loans	258	220	523	477
Reversal of contractual interest on impaired loans	(136)	(194)	(270)	(417)
Net impaired loans	122	26	253	60
Securities	13	41	24	72
Deposits	144	264	311	576
Borrowings (a)	(14)	(52)	(70)	(137)
Total	$376	$447	$741	$1,061
(a)	Interest expense for the second quarter of 2010 included a $29 million pretax adjustment related to the accretion of the purchase accounting adjustment for borrowings assumed in the National City acquisition. This correction should have been recorded in 2009. Management believes that the impact of this correction is not material to current or prior period consolidated financial statements.

Cash received in excess of recorded investment from sales or payoffs of impaired commercial loans (cash recoveries) totaled $239 million for the first half of 2010, including $164 million in the second quarter. We do not expect this level of cash recoveries to be sustainable on a quarterly basis. The second quarter of 2010 included a $64 million pretax adjustment to net interest income to reflect additional interest on purchased impaired loans. This correction to net interest income should have been recorded in 2009. Management believes that the impact of this correction is not material to current or prior period consolidated financial statements.

Remaining Purchase Accounting Accretion

In billions	Dec. 31 2008	Dec. 31 2009	June 30 2010
Non-impaired loans	$2.4	$1.6	$1.4
Impaired loans (a)	3.7	3.5	2.3
Total loans (gross)	6.1	5.1	3.7
Securities	.2	.1	.1
Deposits	2.1	1.0	.7
Borrowings	(1.5)	(1.2)	(1.2)
Total	$6.9	$5.0	$3.3
(a)	Adjustments include purchase accounting accretion, reclassifications from non-accretable to accretable net interest as a result of increases in estimated cash flows, and reductions in the accretable amount as a result of the identification of additional purchased impaired loans as of the National City acquisition close date of December 31, 2008.

Accretable Net Interest – Purchased Impaired Loans

In billions
January 1, 2010	$3.5
Accretion (including cash recoveries)	(.8)
Net reclassifications from accretable to non-accretable	(.3)
Disposals	(.1)
June 30, 2010	$2.3

In billions
January 1, 2009	$3.7
Accretion (including cash recoveries)	(1.9)
Adjustments resulting from changes in purchase price allocation	.3
Net reclassifications from non-accretable to accretable	.6
Disposals	(.4)
June 30, 2010	$2.3

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

In millions	June 30 2010	Dec. 31 2009
Commercial / commercial real estate (a)	$56,854	$60,143
Home equity lines of credit	19,973	20,367
Consumer credit card and other unsecured lines	17,833	18,800
Other	1,115	1,485
Total	$95,775	$100,795
(a)	Less than 3% of these amounts relate to commercial real estate.

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $14.7 billion at June 30, 2010 and $13.2 billion at December 31, 2009.

Unfunded credit commitments related to purchased customer receivables totaled $2.7 billion at June 30, 2010. These receivables are included due to the consolidation of Market Street and are now a component of PNC’s total unfunded credit commitments. These amounts are included in the preceding table within the “Commercial / commercial real estate” category.

In addition to credit commitments, our net outstanding standby letters of credit totaled $9.9 billion at June 30, 2010 and $10.0 billion at December 31, 2009. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $545 million at June 30, 2010 and $6.2 billion at December 31, 2009 and are included in the preceding table primarily within the “Commercial / commercial real estate” category. Due to the consolidation of

Market Street, $5.1 billion of unfunded liquidity facility commitments were no longer included in the amounts in the preceding table as of June 30, 2010.

INVESTMENT SECURITIES

Details of Investment Securities

In millions	Amortized Cost	Fair Value
June 30, 2010
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,849	$8,093
Residential mortgage-backed
Agency	19,985	20,579
Non-agency	8,993	7,635
Commercial mortgage-backed
Agency	1,293	1,342
Non-agency	1,757	1,718
Asset-backed	1,785	1,526
State and municipal	1,333	1,334
Other debt	3,044	3,131
Corporate stocks and other	492	492
Total securities available for sale	$46,531	$45,850
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,174	$4,376
Asset-backed	3,684	3,762
Other debt	9	10
Total securities held to maturity	$7,867	$8,148
December 31, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$7,520
Residential mortgage-backed
Agency	24,076	24,438
Non-agency	10,419	8,302
Commercial mortgage-backed
Agency	1,299	1,297
Non-agency	4,028	3,848
Asset-backed	2,019	1,668
State and municipal	1,346	1,350
Other debt	1,984	2,015
Corporate stocks and other	360	360
Total securities available for sale	$53,079	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$2,225
Asset-backed	3,040	3,136
Other debt	159	160
Total securities held to maturity	$5,229	$5,521

The carrying amount of investment securities totaled $53.7 billion at June 30, 2010 and $56.0 billion at December 31, 2009. The decline in investment securities reflected a $4.9 billion decline in securities available for sale partially offset by a $2.6 billion increase in securities held to maturity. Investment securities represented 21% of total assets at both June 30, 2010 and December 31, 2009.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. Overall, we consider the portfolio to be well-diversified and high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 56% of the investment securities portfolio at June 30, 2010.

In March 2010, we transferred $2.2 billion of available for sale commercial mortgage-backed non-agency securities to the held to maturity portfolio. The transfer involved high-quality securities where management’s intent to hold changed. In reassessing the classification of these securities, management considered the potential for the fair value of the securities to be adversely impacted, even where there is no indication of credit impairment.

At June 30, 2010, the securities available for sale portfolio included a net unrealized loss of $.7 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2009 was a net unrealized loss of $2.3 billion. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The decline in the net unrealized loss from December 31, 2009 was primarily the result of lower market interest rates and improving liquidity and credit spreads on non-agency residential mortgage-backed and non-agency commercial mortgage-backed securities. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss from continuing operations, net of tax.

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

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 4.1 years at June 30, 2010 and December 31, 2009.

We estimate that at June 30, 2010 the effective duration of investment securities was 2.7 years for an immediate 50 basis points parallel increase in interest rates and 2.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2009 were 2.9 years and 2.5 years, respectively.

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

	June 30, 2010
	Agency		Non-agency
Dollars in millions	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Asset-Backed Securities
Fair Value – Available for Sale	$20,579	$1,342	$7,635	$1,718	$1,526
Fair Value – Held to Maturity				4,376	3,762
Total Fair Value	$20,579	$1,342	$7,635	$6,094	$5,288
% of Fair Value:
By Vintage
2010	18%	16%			7%
2009	29%	51%		3%	25%
2008	12%	3%			15%
2007	9%	4%	17%	17%	18%
2006	11%	9%	23%	32%	17%
2005 and earlier	21%	17%	60%	48%	18%
Total	100%	100%	100%	100%	100%
By Credit Rating
Agency	100%	100%
AAA			8%	88%	62%
AA			4%	4%	9%
A			5%	4%	6%
BBB			5%	3%	1%
BB			11%	1%	1%
B			19%		4%
Lower than B			48%		12%
No rating					5%
Total	100%	100%	100%	100%	100%
By FICO Score
>720			58%		3%
<720 and >660			33%		11%
<660					8%
No FICO score	N/A	N/A	9%	N/A	78%
Total			100%		100%

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

We recognize the credit portion of OTTI charges in current earnings for those debt securities where there is no intent to sell and it is not more likely than not that we would be required to sell the security prior to expected recovery. The remaining portion of OTTI charges is included in accumulated other comprehensive loss.

We recognized OTTI for the first six months and second quarter of 2010 and 2009 as follows:

Other-Than-Temporary Impairments

	Three months ended June 30		Six months ended June 30
In millions	2010	2009	2010	2009
Credit portion of OTTI losses (a)	$(94)	$(155)	$(210)	$(304)
Noncredit portion of OTTI losses (b)	(24)	(298)	(148)	(835)
Total OTTI losses	$(118)	$(453)	$(358)	$(1,139)
(a)	Reduction of noninterest income in our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive loss on our Consolidated Balance Sheet.

Included below is detail on the net unrealized losses and OTTI credit losses recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent the portfolios that have generated the majority of the OTTI losses. A summary of all OTTI credit losses recognized for the first half of 2010 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report.

	June 30, 2010
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
AVAILABLE FOR SALE SECURITIES NON-AGENCY
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
By Credit Rating
AAA	$594	$(27)	$1,021	$18	$326	$(4)
Other Investment Grade (AA, A, BBB)	1,122	(91)	647	(48)	325	(7)
Total Investment Grade	1,716	(118)	1,668	(30)	651	(11)
BB	854	(187)	46	(11)	46	(11)
B	1,432	(308)	4	2	180	(40)
Lower than B	3,632	(745)			614	(174)
No Rating	1				31	(23)
Total Sub-Investment Grade	5,919	(1,240)	50	(9)	871	(248)
Total	$7,635	$(1,358)	$1,718	$(39)	$1,522	$(259)
Investment Grade:
OTTI has been recognized	$117	$(4)
No OTTI recognized to date	1,599	(114)	$1,668	$(30)	$651	$(11)
Total Investment Grade	$1,716	$(118)	$1,668	$(30)	$651	$(11)
Sub-Investment Grade:
OTTI has been recognized	$3,115	$(854)	$17	$(2)	$635	$(199)
No OTTI recognized to date	2,804	(386)	33	(7)	236	(49)
Total Sub-Investment Grade	$5,919	$(1,240)	$50	$(9)	$871	$(248)
SECURITIES HELD TO MATURITY NON-AGENCY
By Credit Rating
AAA			$4,364	$202	$2,942	$60
Other Investment Grade (AA, A, BBB)			12		523	9
Total Investment Grade			4,376	202	3,465	69
BB					29	1
B					3
Lower than B
No Rating					253	8
Total Sub-Investment Grade					285	9
Total			$4,376	$202	$3,750	$78
(a)	Table excludes $4 million and $12 million of available for sale and held to maturity agency asset-backed securities, respectively.

Residential Mortgage-Backed Securities

At June 30, 2010, our residential mortgage-backed securities portfolio was comprised of $20.6 billion fair value of US government agency-backed securities and $7.6 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first half of 2010, we recorded OTTI credit losses of $154 million on non-agency residential mortgage-backed securities, including $81 million in the second quarter. As of June 30, 2010, $150 million of the year-to-date credit losses related to securities rated below investment grade. As of June 30, 2010, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for non-agency residential mortgage-backed securities totaled $858 million and the related securities had a fair value of $3.2 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of June 30, 2010 totaled $2.8 billion, with unrealized net losses of $386 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.1 billion at June 30, 2010 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $1.3 billion fair value at June 30, 2010 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

During the first six months of 2010, we recorded OTTI credit losses of $3 million on commercial mortgage-backed securities, all in the second quarter. As of June 30, 2010, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for commercial mortgage-backed securities totaled $2 million and the related securities had a fair value of $17 million. All of the impaired securities were rated below investment grade. The remaining fair value for which OTTI was previously recorded approximates zero.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $5.3 billion at June 30, 2010 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first six months of 2010, we recorded OTTI credit losses of $53 million on asset-backed securities, including $10 million in the second quarter. All of the securities were collateralized by first and second lien residential mortgage loans and were rated below investment grade. As of June 30, 2010, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for asset-backed securities totaled $199 million and the related securities had a fair value of $635 million.

For the sub-investment grade investment securities for which we have not recorded an OTTI loss through June 30, 2010, the remaining fair value was $521 million, with unrealized net losses of $40 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further detail regarding our process for assessing OTTI for these securities.

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

LOANS HELD FOR SALE

In millions	June 30 2010	Dec. 31 2009
Commercial mortgages at fair value	$1,036	$1,050
Commercial mortgages at lower of cost or market	203	251
Total commercial mortgages	1,239	1,301
Residential mortgages at fair value	1,220	1,012
Residential mortgages at lower of cost or market	116
Total residential mortgages	1,336	1,012
Other	181	226
Total	$2,756	$2,539

We stopped originating certain commercial mortgage loans designated as held for sale during the first quarter of 2008 and intend to continue pursuing opportunities to reduce these positions at appropriate prices. We sold $44 million of commercial mortgage loans held for sale carried at fair value in the first six months of 2010 and sold $166 million in the first six months of 2009.

We recognized net losses of $13 million in the first six months of 2010 on the valuation and sale of commercial mortgage loans held for sale, net of hedges, including $22 million in the second quarter. Net gains of $34 million on the valuation and sale of commercial mortgages loans held for sale, net of hedges, were recognized in the first six months of 2009, including $35 million in the second quarter.

Residential mortgage loan origination volume was $4.3 billion in the first half of 2010. Substantially all such loans were originated to agency or FHA standards. We sold $4.2 billion of loans and recognized related gains of $88 million during the first half of 2010, of which $49 million occurred in the second quarter. The comparable amounts for the first half of 2009 were $12.0 billion and $326 million, respectively, including $151 million in the second quarter.

Net interest income on residential mortgage loans held for sale was $153 million for the first half of 2010, including $73 million in the second quarter. Comparable amounts in 2009 were $178 million and $87 million, respectively.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	June 30 2010	Dec. 31 2009
Deposits
Money market	$82,345	$85,838
Demand	43,367	40,406
Retail certificates of deposit	42,717	48,622
Savings	7,074	6,401
Other time	837	1,088
Time deposits in foreign offices	2,459	4,567
Total deposits	178,799	186,922
Borrowed funds
Federal funds purchased and repurchase agreements	3,690	3,998
Federal Home Loan Bank borrowings	8,119	10,761
Bank notes and senior debt	12,617	12,362
Subordinated debt	10,184	9,907
Other	5,817	2,233
Total borrowed funds	40,427	39,261
Total	$219,226	$226,183

Total funding sources decreased $7.0 billion, or 3%, at June 30, 2010 compared with December 31, 2009.

Total deposits decreased $8.1 billion at June 30, 2010 compared with December 31, 2009. Deposits decreased in the comparison due to the decline of retail certificates of deposit and lower time deposits in foreign offices.

Interest-bearing deposits represented 75% of total deposits at June 30, 2010 compared with 76% at December 31, 2009.

Total borrowed funds increased $1.2 billion since December 31, 2009. Other borrowed funds increased $3.6 billion in the comparison primarily due to an increase in commercial paper borrowings of $2.6 billion with the consolidation of Market Street. This increase was partially offset by a decline of $2.6 billion in Federal Home Loan Bank borrowings since December 31, 2009.

Capital

PNC increased common equity during the first half of 2010 as outlined below. We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity decreased $1.6 billion, to $28.4 billion, at June 30, 2010 compared with December 31, 2009 primarily due to the following:

•

A decline of $7.3 billion in capital surplus preferred stock in connection with our February 2010 redemption of the Series N (TARP) Preferred Stock as explained further in Note 14 Total Equity And Other Comprehensive Income in the Notes To Consolidated Financial Statements in this Report,

•	The first quarter 2010 issuance of 63.9 million shares of common stock in an underwritten offering at $54 per share resulted in a $3.4 billion increase in total shareholders’ equity, and
•

A decline of $1.5 billion in accumulated other comprehensive loss primarily as a result of decreases in net unrealized securities losses as more fully described in the Investment Securities portion of this Consolidated Balance Sheet Review.

Common shares outstanding were 525 million at June 30, 2010 and 462 million at December 31, 2009. Our first quarter 2010 common stock offering referred to above drove this increase.

We expect to continue to increase our common equity as a proportion of total capital through growth in retained earnings and will consider other capital opportunities as appropriate. Since our acquisition of National City on December 31, 2008, we have increased total common shareholders’ equity by 59%.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares during the first six months of 2010 under this program and, as described in our 2009 Form 10-K, were restricted from doing so under the TARP Capital Purchase Program prior to our February 2010 redemption of the Series N Preferred Stock.

Risk-Based Capital

Dollars in millions	June 30 2010	Dec. 31 2009
Capital components
Shareholders’ equity
Common	$27,725	$21,967
Preferred	652	7,975
Trust preferred capital securities	3,011	2,996
Noncontrolling interests	1,449	1,611
Goodwill and other intangible assets	(10,450)	(10,652)
Eligible deferred income taxes on goodwill and other intangible assets	704	738
Pension, other postretirement benefit plan adjustments	406	542
Net unrealized securities losses, after-tax	501	1,575
Net unrealized losses (gains) on cash flow hedge derivatives, after-tax	(497)	(166)
Other	(216)	(63)
Tier 1 risk-based capital	23,285	26,523
Subordinated debt	5,148	5,356
Eligible allowance for credit losses	2,762	2,934
Total risk-based capital	$31,195	$34,813
Tier 1 common capital
Tier 1 risk-based capital	$23,285	$26,523
Preferred equity	(652)	(7,975)
Trust preferred capital securities	(3,011)	(2,996)
Noncontrolling interests	(1,449)	(1,611)
Tier 1 common capital	$18,173	$13,941
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$218,141	$232,257
Adjusted average total assets	255,533	263,103
Capital ratios
Tier 1 risk-based	10.7%	11.4%
Tier 1 common	8.3	6.0
Total risk-based	14.3	15.0
Leverage	9.1	10.1

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through the economic downturn. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although this metric is not provided for in the regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2010 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, PNC will evaluate its alternatives, including the potential for early redemption of some or all of its trust preferred securities, based on such considerations as it may consider relevant, including dividend rates, the specifics of the future capital requirements, capital market conditions and other factors.

PNC’s Tier 1 risk-based capital ratio decreased by 70 basis points to 10.7% at June 30, 2010 from 11.4% at December 31, 2009 due to our redemption of the Series N Preferred Stock. See Note 14 Total Equity And Other Comprehensive Income in the Notes To Consolidated Financial Statements in this Report.

Our Tier 1 common capital ratio was 8.3% at June 30, 2010, an increase of 230 basis points compared with 6.0% at December 31, 2009. Our first half 2010 earnings and common stock offering were reflected in the higher Tier 1 common capital ratio.

Our Tier 1 risk-based capital ratio and our Tier 1 common capital ratio would have been 11.3% and 9.0%, respectively, at June 30, 2010 had they included the net impact of the July 1, 2010 sale of GIS. A reconciliation of these ratios reflecting the estimated impact of the sale of GIS to the ratios set forth in the Risk-Based Capital table above follows:

Dollars in billions	Tier 1 risk-based	Tier 1 common
Ratios – as reported	10.7%	8.3%
Capital – as reported	$23.3	$18.2
Adjustment:
Net impact of July 1, 2010 sale of GIS (a)	1.4	1.4
Capital – pro forma	$24.7	$19.6
Ratios – pro forma	11.3%	9.0%
(a)	The estimated net impact of this sale was as follows:

Dollars in billions
Sales price	$2.3
Less:
Book equity / intercompany debt	(1.7)
Pretax gain	.6
Income taxes	(.3)
After-tax gain	.3
Elimination of net intangible assets:
Goodwill and other intangible assets	1.3
Eligible deferred income taxes on goodwill and other intangible assets	(.2)
Net intangible assets	1.1
Net impact of sale of GIS	$1.4

We believe that the disclosure of these ratios reflecting the estimated impact of the sale of GIS provides additional meaningful information regarding the risk-based capital ratios at that date and the impact of this event on these ratios.

At June 30, 2010, PNC Bank, N.A., our domestic bank subsidiary, was considered “well capitalized” based on US regulatory capital ratio requirements, which are indicated on page 2 of this Report. We believe PNC Bank, N.A. will continue to meet these requirements during the remainder of 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review,
•	Note 3 Loan Sale and Servicing Activities and Variable Interest Entities, and
•	Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

On January 1, 2010, we adopted ASU 2009-17 – Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. VIEs are assessed for consolidation under Topic 810 when we hold variable interests in these entities. PNC consolidates VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Effective January 1, 2010, we consolidated Market Street, a credit card securitization trust, and certain Low Income Housing Tax Credit (LIHTC) investments. We recorded consolidated assets of $4.2 billion, consolidated liabilities of $4.2 billion, and an after-tax cumulative effect adjustment to retained earnings of $92 million upon adoption.

The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of June 30, 2010 and December 31, 2009, respectively.

Consolidated VIEs – Carrying Value (a)

June 30, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Credit Risk Transfer Transaction	Total
Assets
Cash and due from banks			$3		$3
Interest-earning deposits with banks		$463	4		467
Investment securities	$571				571
Loans	2,036	2,165		$470	4,671
Allowance for loan and lease losses		(210)		(6)	(216)
Equity investments			1,420		1,420
Other assets	299	9	503	10	821
Total assets	$2,906	$2,427	$1,930	$474	$7,737
Liabilities
Other borrowed funds	$2,616	$1,512	$134		$4,262
Accrued expenses			92		92
Other liabilities	290		510		800
Total liabilities	$2,906	$1,512	$736		$5,154
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts reported primarily represent LIHTC investments.

Consolidated VIEs

In millions	Aggregate Assets (a)	Aggregate Liabilities (a)
June 30, 2010
Market Street	$3,468	$3,477
Credit Card Securitization Trust	2,672	1,622
Tax Credit Investments (b)	1,954	804
Credit Risk Transfer Transaction	795	795

December 31, 2009
Tax Credit Investments (b)	$1,933	$808
Credit Risk Transfer Transaction	860	860
(a)	Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to elimination of intercompany assets and liabilities held by the consolidated VIE.
(b)	Amounts reported primarily represent LIHTC investments.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss		Carrying Value of Assets		Carrying Value of Liabilities
June 30, 2010
Tax Credit Investments (a)	$3,583	$1,873	$830		$830	(c)	$336	(d)
Commercial Mortgage-Backed Securitizations (b)	79,238	79,238	2,080		2,080	(e)
Residential Mortgage-Backed Securitizations (b)	44,847	44,847	1,860		1,857	(e)	3	(d)
Collateralized Debt Obligations	23		2		2	(c)
Total	$127,691	$125,958	$4,772		$4,769		$339

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2009
Market Street	$3,698	$3,718	$6,155	(f)
Tax Credit Investments (a)	1,786	1,156	743
Collateralized Debt Obligations	23		2
Total	$5,507	$4,874	$6,900
(a)	Amounts reported primarily represent LIHTC investments. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired National City partnerships.
(b)	Amounts reported reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(f)	PNC’s risk of loss consisted of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2009.

Market Street

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2009 and the first six months of 2010, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $2.6 billion at June 30, 2010 and $3.1 billion at December 31, 2009. The weighted average maturity of the commercial paper was 33 days at June 30, 2010 and 36 days at December 31, 2009.

During 2009, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $135 million with an average balance of $19 million. This compares with a maximum daily position and an average balance of zero for the first half of 2010. PNC Capital Markets owned no Market Street commercial paper at June 30, 2010 and December 31, 2009. PNC Bank, N.A. made no purchases of Market Street commercial paper during the first half of 2010.

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

The commercial paper obligations at June 30, 2010 and December 31, 2009 were supported by Market Street’s assets. While PNC may be obligated to fund under the $5.1 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower such as by the over- collateralization of the assets or by another third party in the form of deal-specific credit enhancement. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $236 million of the liquidity facilities if the underlying assets are in default. Market Street creditors have no direct recourse to PNC.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013. At June 30, 2010, $567 million was outstanding on this facility. This amount was eliminated in PNC’s Consolidated Balance Sheet as of June 30, 2010 due to the consolidation of Market Street. We are not required to nor have we provided additional financial support to the SPE.

Assets of Market Street (a)

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
December 31, 2009
Trade receivables	$1,551	$4,105	2.01
Automobile financing	480	480	4.20
Auto fleet leasing	412	543.85
Collateralized loan obligations	126	150.36
Residential mortgage	13	13	26.01
Other	534	567	1.65
Cash and miscellaneous receivables	582
Total	$3,698	$5,858	2.06
(a)	Market Street did not recognize an asset impairment charge or experience any material rating downgrades during 2009.

Market Street Commitments by Credit Rating (a)

	June 30, 2010	December 31, 2009
AAA/Aaa	17%	14%
AA/Aa	64	50
A/A	18	34
BBB/Baa	1	2
Total	100%	100%
(a)	The majority of our facilities are not explicitly rated by the rating agencies. All facilities are structured to meet rating agency standards for applicable rating levels.

Credit Card Securitization Trust

We are the sponsor of several credit card securitizations facilitated through an SPE trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment. At June 30, 2010, Series 2005-1, 2006-1, 2007-1, and 2008-3 issued by the SPE were outstanding. Series 2005-1 is scheduled to payoff in August 2010.

Our continuing involvement in these securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. For each securitization series, our retained interests held are in the form of a pro-rata undivided interest, or sellers’ interest, in the transferred receivables, subordinated tranches of asset-backed securities, interest-only strips, discount receivables, and subordinated interests in accrued interest and fees in securitized receivables. We consolidated the SPE as of January 1, 2010 as we are deemed the primary beneficiary of the entity based upon our level of continuing involvement. Our role as primary servicer gives us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of retained interests gives us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. Accordingly, all retained interests held in the credit card SPE are eliminated in consolidation. The underlying assets of the consolidated SPE are restricted only for payment of the beneficial interest issued by the SPE. We are not required to nor have we provided additional financial support to the SPE. Additionally, creditors of the SPE have no direct recourse to PNC.

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

The credit risk transfer agreement associated with this transaction is no longer outstanding as a result of certain actions taken by us and the independent third-party in 2009. Refer to our 2009 Form 10-K for further details of these actions. We continue to hold all asset-backed securities issued by the SPE and are also the depositor in this transaction. As a result, we are deemed the primary beneficiary of the SPE. Our rights as depositor give us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of all asset-backed securities gives us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. Accordingly, this SPE is consolidated and all of the entity’s assets, liabilities, and equity associated with the securities held by us are intercompany balances and are eliminated in consolidation. The underlying assets of the consolidated SPE are restricted only for payment of the asset-backed securities issued by the SPE. We are not required to nor have we provided additional financial support to the SPE.

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

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At June 30, 2010, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

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

At both June 30, 2010 and December 31, 2009, assets recorded at fair value represented 23% of total assets. Liabilities recorded at fair value represented 3% and 2% of total liabilities at June 30, 2010 and December 31, 2009, respectively.

The following table includes the assets and liabilities measured at fair value and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

	June 30, 2010		December 31, 2009
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Assets
Securities available for sale	$45,850	$9,151	$50,798	$9,933
Financial derivatives	6,415	85	3,916	50
Residential mortgage loans held for sale	1,220		1,012
Trading securities	882	73	2,124	89
Residential mortgage servicing rights	963	963	1,332	1,332
Commercial mortgage loans held for sale	1,036	1,036	1,050	1,050
Equity investments	1,268	1,268	1,188	1,188
Customer resale agreements	915		990
Loans	110		107
Other assets	727	305	716	509
Total assets	$59,386	$12,881	$63,233	$14,151
Level 3 assets as a percentage of Total Assets at Fair Value		22%		22%
Level 3 assets as a percentage of Consolidated Assets		5%		5%
Liabilities
Financial derivatives	$5,037	$355	$3,839	$506
Trading securities sold short	939		1,344
Other liabilities	2		6
Total liabilities	$5,978	$355	$5,189	$506
Level 3 liabilities as a percentage of Total Liabilities at Fair Value		6%		10%
Level 3 liabilities as a percentage of Consolidated Liabilities		<1%		<1%

The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the available for sale securities portfolio for which there was a lack of observable trading activity.

During the first six months of 2010, no material transfers of assets or liabilities between the hierarchy levels occurred.

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

Results of individual businesses are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Certain prior period amounts have been reclassified to reflect current methodologies and our current business and management structure. As a result of its sale, GIS is no longer a reportable business segment. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. We have aggregated the business results for certain similar operating segments for financial reporting purposes.

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

Period-end Employees

	June 30 2010	Dec. 31 2009	June 30 2009
Full-time employees
Retail Banking	21,380	21,416	22,102
Corporate & Institutional Banking	3,601	3,746	4,038
Asset Management Group	2,951	2,960	3,150
Residential Mortgage Banking	3,348	3,267	3,693
Distressed Assets Portfolio	179	175	131
Other
Operations & Technology	8,970	9,275	9,350
Staff Services and other (a)	9,061	8,922	8,898
Total Other	18,031	18,197	18,248
Total full-time employees	49,490	49,761	51,362
Retail Banking part-time employees	4,790	4,737	5,199
Other part-time employees	1,104	1,322	1,509
Total part-time employees	5,894	6,059	6,708
Total	55,384	55,820	58,070
(a)	Includes employees of GIS totaling 4,528 at June 30, 2010; 4,450 at December 31, 2009; and 4,663 at June 30, 2009.

Employee data as reported by each business segment in the table above reflects staff directly employed by the respective businesses and excludes operations, technology and staff services employees reported in the Other segment. Total employees have decreased since June 30, 2009 primarily as a result of integration and conversion activities related to our National City acquisition.

Results Of Businesses – Summary

(Unaudited)

	Earnings (Loss)		Revenue		Average Assets (a)
Six months ended June 30 – in millions	2010	2009	2010	2009	2010	2009
Retail Banking (b)	$109	$111	$2,754	$2,908	$67,782	$65,397
Corporate & Institutional Banking	803	466	2,467	2,573	78,227	89,005
Asset Management Group	68	47	448	476	7,094	7,442
Residential Mortgage Banking	174	319	489	860	8,834	7,909
BlackRock	154	77	198	93	6,125	4,383
Distressed Assets Portfolio	(14)	158	675	678	19,009	24,295
Total business segments	1,294	1,178	7,031	7,588	187,071	198,431
Other (b) (c) (d)	135	(463)	644	(99)	78,678	82,422
Results from continuing operations before noncontrolling interests (e)	$1,429	$715	$7,675	$7,489	$265,749	$280,853
(a)	Period-end balances for BlackRock.
(b)	Amounts for 2009 include the results of the 61 branches divested by early September 2009.
(c)	For our segment reporting presentation in this Financial Review, “Other” for the first six months of 2010 and 2009 included $213 million and $177 million, respectively, of pretax integration costs primarily related to National City.
(d)	“Other” average assets include securities available for sale associated with asset and liability management activities.
(e)	Amounts are presented on a continuing operations basis and therefore exclude the earnings, revenue, and assets of GIS.

RETAIL BANKING

(Unaudited)

Six months ended June 30 Dollars in millions	2010 (a) (b)	2009
INCOME STATEMENT
Net interest income	$1,758	$1,824
Noninterest income
Service charges on deposits	399	457
Brokerage	108	123
Consumer services	431	435
Other	58	69
Total noninterest income	996	1,084
Total revenue	2,754	2,908
Provision for credit losses	619	608
Noninterest expense	1,969	2,118
Pretax earnings	166	182
Income taxes	57	71
Earnings	$109	$111
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$26,665	$27,565
Indirect	3,959	4,080
Education	8,202	5,041
Credit cards	4,013	2,137
Other consumer	1,784	1,795
Total consumer	44,623	40,618
Commercial and commercial real estate	11,399	12,652
Floor plan	1,297	1,433
Residential mortgage	1,741	2,183
Total loans	59,060	56,886
Goodwill and other intangible assets	5,904	5,795
Other assets	2,818	2,716
Total assets	$67,782	$65,397
Deposits
Noninterest-bearing demand	$17,009	$16,115
Interest-bearing demand	19,597	18,272
Money market	39,992	39,222
Total transaction deposits	76,598	73,609
Savings	6,780	6,565
Certificates of deposit	43,955	56,074
Total deposits	127,333	136,248
Other liabilities	1,672	60
Capital	8,261	8,584
Total liabilities and equity	$137,266	$144,892
PERFORMANCE RATIOS
Return on average capital	3%	3%
Return on average assets	.32	.34
Noninterest income to total revenue	36	37
Efficiency	71	73
OTHER INFORMATION (C)
Credit-related statistics:
Commercial nonperforming assets	$297	$246
Consumer nonperforming assets	336	156
Total nonperforming assets (d)	$633	$402
Impaired loans (e)	$974	$1,266
Commercial lending net charge-offs	$196	$173
Credit card lending net charge-offs (on balance sheet)	185	99
Consumer lending (excluding credit card) net charge-offs	228	181
Total net charge-offs	$609	$453
Commercial lending annualized net charge-off ratio	3.11%	2.48%
Credit card annualized net charge-off ratio (on balance sheet)	9.30%	9.34%
Consumer lending (excluding credit card) annualized net charge-off ratio	1.09%	.90%
Total annualized net charge-off ratio	2.08%	1.61%
Other statistics:
ATMs	6,539	6,474
Branches (f)	2,458	2,607

At June 30 Dollars in millions, except as noted	2010 (a) (b)	2009
OTHER INFORMATION (CONTINUED) (c)
Home equity portfolio credit statistics:
% of first lien positions (g)	35%	35%
Weighted average loan-to-value ratios (g)	73%	74%
Weighted average FICO scores (h)	727	728
Annualized net charge-off ratio	.86%	.57%
Loans 30 – 89 days past due	.74%	.70%
Loans 90 days past due	.91%	.72%
Customer-related statistics (i):
Retail Banking checking relationships	5,056,000	5,148,000
Retail online banking active customers	2,774,000	2,676,000
Retail online bill payment active customers	870,000	744,000
Brokerage statistics:
Financial consultants (j)	711	658
Full service brokerage offices	41	42
Brokerage account assets (billions)	$31	$28
(a)	Information as of and for the six months ended June 30, 2010 reflects the impact of the required divestiture of 61 branches that was completed by early September 2009.
(b)	Information for 2010 reflects the impact of the consolidation in our financial statements for the securitized credit card portfolio of approximately $1.6 billion of credit card loans as of January 1, 2010.
(c)	Presented as of June 30 except for net charge-offs and annualized net charge-off ratios, which are for the six months ended.
(d)	Includes nonperforming loans of $612 million at June 30, 2010 and $385 million at June 30, 2009.
(e)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(f)	Excludes certain satellite branches that provide limited products and/or services.
(g)	Includes loans from acquired portfolios for which lien position and loan-to-value information is not available.
(h)	Represents the most recent FICO scores we have on file.
(i)	Amounts for 2009 and 2010 include the impact of National City prior to the completion of all application system conversions. Therefore, these amounts may be refined in the third quarter of 2010.
(j)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.

Retail Banking earned $109 million for the first six months of 2010 compared with earnings of $111 million for the same period a year ago. Earnings declined from the prior year due primarily to lower revenues as a result of lower interest credits assigned to deposits and a decline in fees which were partially offset by well-managed expenses. In addition, credit costs were up slightly from the prior year. Retail Banking continued to maintain its focus on growing customers and deposits, customer and employee satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Highlights of Retail Banking’s performance for the first six months of 2010 include the following:

•

Information for the first six months of 2010 reflects the impact of the consolidation in our financial statements for the securitized credit card portfolio of approximately $1.6 billion of credit card loans as of January 1, 2010. This consolidation impacted primarily the loan and borrowings categories on the balance sheet and nearly all major categories of our income statement.

•	PNC successfully completed the conversion of customers at over 1,300 branches across nine states from National

City Bank to PNC, providing further growth opportunities throughout our expanded footprint.
•

Success in implementing Retail Banking’s deposit strategy resulted in growth in average demand deposits of $2.2 billion, or 6%, over the prior year. Excluding approximately $1.0 billion of average demand deposits from year-to-date 2009 balances related to the 61 required branch divestitures completed in early September 2009, average demand deposits increased $3.2 billion, or 10%, over the prior year.

•

Growth in demand deposits reflected the continued focus of Retail Banking on expanding and deepening customer relationships. Checking relationships grew by 14,000 from the beginning of 2010, better than expected considering the impact of branch conversion activities in many markets. Customer retention was stronger than expected and helped offset lower acquisition of new relationships in branch conversion markets. Markets not impacted by conversion activities had strong checking relationship results. Excluding the impact of the required branch divestitures in the third quarter of 2009, net new customer and business checking relationships grew 59,000 over the prior year.

•

Our investment in online banking capabilities continues to pay off. Active online bill payment and online banking customers grew by 12% and 1%, respectively, during the first half of 2010. Excluding the impact of the required branch divestitures, active online bill pay and active online banking customers have increased 19% and 6%, respectively since June 30, 2009.

•

For the second consecutive year, the Retail Bank was named a Gallup Great WorkPlace Award Winner, reflecting our brand attributes of ease, confidence and achievement. This recognition reflects our commitment to having an engaged workforce, as engagement delivers real bottom-line benefits.

•

At June 30, 2010, Retail Banking had 2,458 branches and an ATM network of 6,539 machines giving PNC one of the largest distribution networks among US banks. We continue to invest in the branch network. In the first six months of 2010, we opened 11 traditional and 13 in-store branches, and consolidated 79 branches. The decrease in branches was primarily driven by acquisition-related branch consolidations.

Total revenue for the first half of 2010 was $2.754 billion compared with $2.908 billion for the same period in 2009. Net interest income of $1.758 billion declined $66 million compared with the first half of 2009. Net interest income was negatively impacted by lower interest credits assigned to deposits, reflective of the rate environment, and benefited from the consolidation of the securitized credit card portfolio, higher demand deposits, and increased education loans.

Noninterest income declined $88 million over the first six months of 2009. The decrease can be attributed to the negative impact of the consolidation of the securitized credit card portfolio, a decrease in service charges on deposits related to lower overdraft charges, lower brokerage fees, and the impact of the required branch divestitures, but benefited as a result of higher transaction volume-related fees within consumer services.

In 2010, Retail Banking revenue will be negatively impacted in a more significant manner by: 1) the new rules set forth in Regulation E related to overdraft charges, 2) the Credit CARD Act of 2009, and 3) the education lending portions of the Health Care and Education Reconciliation Act of 2010 (HCERA).

Current estimates are that second half 2010 revenues will be negatively impacted by approximately $145 million related to Regulation E and full year 2010 revenues will be negatively impacted by approximately $65 million attributable to the Credit CARD Act. These estimates do not include any additional impact to revenue for other changes that may be made in 2010 responding to market conditions or other/additional regulatory requirements, or any offsetting impact of changes to products and/or pricing.

The education lending business will be adversely impacted by provisions of HCERA that went into effect on July 1, 2010. The law will essentially eliminate the Federal Family Education Loan Program (FFELP), the federally guaranteed portion of this business available to private lenders. For 2009, we originated $2.6 billion of federally guaranteed loans under FFELP. We plan to continue to provide private education loans as another source of funding for students and families.

See additional information regarding Dodd-Frank in the Executive Summary section of this Financial Review. Over at least the next 12 months, as regulatory agencies issue proposed and final regulations and as the new Consumer Financial Protection Bureau is organized, we will continue to evaluate the impact of Dodd-Frank.

The provision for credit losses was $619 million through June 30, 2010 compared with $608 million over the same period in 2009. Net charge-offs were $609 million for the first half of 2010 compared with $453 million in the same period last year. The year-over-year increase in provision and net charge-offs is due to the deteriorating economy that occurred throughout 2009, as well as an increase of $1.9 billion in average credit card loans primarily due to the consolidation of the $1.6 billion of credit card loans as of January 1, 2010 as previously mentioned. Credit quality has shown signs of stabilization during the first half of 2010.

Noninterest expense for the first half of the year declined $149 million from the same period last year. Expenses were well-managed as continued investments in distribution channels were more than offset by acquisition cost savings and the required branch divestitures.

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

In the first half of 2010, average total deposits decreased $8.9 billion, or 7%, compared with 2009.

•	Average demand deposits increased $2.2 billion, or 6%, over the first six months of 2009. The increase was primarily driven by customer growth and customer preferences for liquidity.
•

Average money market deposits increased $770 million from the first half of 2009. The increase was primarily due to core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•

In the first half of 2010, average certificates of deposit decreased $12.1 billion from the same period last year. A continued decline in certificates of deposit is expected in 2010 due to the planned run off of higher rate certificates of deposit that were primarily obtained through the National City acquisition.

Currently, we plan to maintain our focus on a relationship-based lending strategy that targets specific customer sectors (mass consumers, homeowners, students, small businesses and auto dealerships) and our moderate risk lending approach. In the first half of 2010, average total loans were $59.1 billion, an increase of $2.2 billion, or 4%, over the same period last year.

•

Average education loans grew $3.2 billion compared with the first half of 2009 due primarily to increases in federal loan volumes as a result of non-bank competitors exiting from the business, portfolio purchases in the fourth quarter of 2009, and the impact of our current strategy of holding education loans on the balance sheet. As previously disclosed in this section, the federally guaranteed portion of this business will be essentially eliminated on July 1, 2010 due to HCERA.

•

Average credit card balances increased $1.9 billion over the first half of 2009. The increase was primarily the result of the consolidation of the securitized credit card portfolio effective January 1, 2010.

•

Average home equity loans declined $900 million over the same period of 2009. Consumer loan demand has slowed as a result of the current economic environment. The decline is driven by loan demand being outpaced by paydowns, refinancings, and charge-offs. Retail Banking’s home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average commercial and commercial real estate loans declined $1.3 billion compared with the first half of 2009. The decline was primarily due to the required branch divestitures (approximately $0.3 billion of decline on average) and loan demand being outpaced by refinancings, paydowns, and charge-offs.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Six months ended June 30 Dollars in millions except as noted	2010 (a)	2009
INCOME STATEMENT
Net interest income	$1,800	$1,909
Noninterest income
Corporate service fees	479	454
Other	188	210
Noninterest income	667	664
Total revenue	2,467	2,573
Provision for credit losses	333	936
Noninterest expense	866	897
Pretax earnings	1,268	740
Income taxes	465	274
Earnings	$803	$466
AVERAGE BALANCE SHEET
Loans
Commercial	$33,477	$40,264
Commercial real estate	17,482	19,564
Commercial – real estate related	3,014	4,074
Asset-based lending	6,003	6,709
Equipment lease financing	5,290	5,467
Total loans	65,266	76,078
Goodwill and other intangible assets	3,727	3,444
Loans held for sale	1,409	1,804
Other assets	7,825	7,679
Total assets	$78,227	$89,005
Deposits
Noninterest-bearing demand	$22,997	$17,924
Money market	12,317	8,736
Other	7,231	7,447
Total deposits	42,545	34,107
Other liabilities	10,833	9,862
Capital	7,774	7,753
Total liabilities and equity	$61,152	$51,722

Six months ended June 30 Dollars in millions except as noted	2010 (a)	2009
PERFORMANCE RATIOS
Return on average capital	21%	12%
Return on average assets	2.07	1.06
Noninterest income to total revenue	27	26
Efficiency	35	35
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$287	$270
Acquisitions/additions	15	16
Repayments/transfers	(37)	(17)
End of period	$265	$269
OTHER INFORMATION
Consolidated revenue from: (b)
Treasury Management	$600	$560
Capital Markets	$292	$191
Commercial mortgage loans held for sale (c)	$25	$85
Commercial mortgage loan servicing (d)	137	148
Total commercial mortgage banking activities	$162	$233
Total loans (e)	$63,910	$71,077
Credit-related statistics:
Nonperforming assets (e) (f)	$3,103	$2,317
Impaired loans (e) (g)	$923	$1,601
Net charge-offs	$514	$489
Net carrying amount of commercial mortgage servicing rights (e)	$722	$895
(a)	Information as of six months ended June 30, 2010 reflects the impact of the consolidation in our financial statements of Market Street effective January 1, 2010. Includes $1.5 billion of loans, net of eliminations, and $2.7 billion of commercial paper borrowings included in Other liabilities.
(b)	Represents consolidated PNC amounts.
(c)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(d)	Includes net interest income and noninterest income from loan servicing and ancillary services.
(e)	As of period end.
(f)	Includes nonperforming loans of $3.0 billion at June 30, 2010 and $2.2 billion at June 30, 2009.
(g)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.

Corporate & Institutional Banking earned $803 million in the first six months of 2010 compared with $466 million in the first six months of 2009. Significantly higher earnings for the first half of 2010 reflected a lower provision for credit losses and lower noninterest expense which more than offset a decline in net interest income compared with the 2009 period.

Highlights of Corporate & Institutional Banking performance over the first six months of 2010 include:

•	We closed during the second quarter on the sale of a duplicative agency servicing operation acquired with National City.
•	Net interest income for the first six months of 2010 was $1.8 billion, a decrease of $109 million from

2009, impacted by a decrease in average loans and lower interest credits assigned to deposits somewhat offset by improved loan spreads and an increase in average deposits.
•

Corporate service fees were $479 million for the first six months of 2010, an increase of $25 million over the same period a year ago, primarily due to increases in commercial mortgage special servicing ancillary income and merger and acquisition advisory fees, partially offset by higher impairment on mortgage servicing rights. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

•

Our Treasury Management business, which is ranked in the top ten nationally, continues to invest in the healthcare initiative, which is designed to help provide our customers opportunities to reduce operating costs. Healthcare-related revenues in the first six months of 2010 increased 22% from the same period of last year.

•

Harris Williams is one of the nation’s largest and most successful mergers and acquisitions advisory teams focused exclusively on the middle markets. Although this business continues to be affected by the difficult economic environment that has impacted acquisition activity, fees increased in the first six months of 2010 compared with the same period in 2009. Harris Williams recently established its first overseas operation in London.

•

Midland Loan Services is one of the leading third-party providers of loan servicing, asset management and technology solutions for the commercial real estate finance industry. Midland is the only company in the commercial real estate industry with the highest US primary, master and special servicer ratings from Fitch Ratings and Standard & Poor’s and has achieved these highest ratings for 10 consecutive years.

•

The commercial mortgage servicing portfolio was $265 billion at June 30, 2010 compared with $269 billion at June 30, 2009. The decrease was driven by the second quarter 2010 sale of a duplicative agency servicing operation acquired with National City, partially offset by the continued growth in the agency and conventional servicing portfolios.

•

Other noninterest income was $188 million for the first half of 2010, a decrease of $22 million from the same period in 2009 primarily due to a decline in the value of commercial mortgage loans held for sale, net of hedges, partially offset by higher underwriting revenue.

•

Provision for credit losses was $333 million in the first six months of 2010 compared with $936 million in the first six months of 2009. The decline compared with the prior year period was driven primarily by improvements in portfolio credit quality along with lower loan balances and commitment levels. Net charge-offs for the first six months of 2010 were $514 million compared with $489 million for the first six months of 2009. Net charge-offs continued to show signs of slowing in the middle market lending portfolio.

•

Noninterest expense was $866 million for the first half of 2010, a decrease of $31 million from the same period in 2009. The decline resulted in part from the second quarter 2010 sale of a duplicative agency servicing operation acquired with National City. In addition, the first half of 2009 included net losses on the disposition of repossessed assets and lease residual impairment charges.

•

Average loans were $65.3 billion for the first six months of 2010 compared with $76.1 billion in the first six months of 2009. The first six months of 2010 included an increase in loans from the consolidation of Market Street. Excluding the impact of the Market Street consolidation, average loans decreased $12.3 billion or 16% compared with the first six months of 2009. The decrease was due to client exits combined with continued soft utilization rates.

•

PNC Real Estate, with offices nationwide, is one of the industry’s top providers of conventional and affordable multifamily financing. It specializes in providing access to federal agency loan programs and is a top Fannie Mae DUS, FHA/Ginnie Mae and Freddie Mac Program Plus lender. Commercial real estate loans declined due to reduced demand, paydowns and charge-offs.

•

PNC Business Credit is one of the top asset-based lenders in the country with offices nationwide and in Canada. Average loans in this customer set have been relatively stable since the third quarter of 2009.

•

PNC Equipment Finance is the 5th largest bank-affiliated leasing company with approximately $8.4 billion in equipment finance assets, although average loans and leases have declined approximately 4% due to runoff of non-strategic portfolios. PNC Equipment Finance provides equipment financing solutions for our middle market customers, and select vendor relationship programs across the country.

•

Average deposits were $42.5 billion for the first half of 2010, an increase of $8.4 billion, or 25%, compared with the first half of 2009. During the first six months of 2010, customers continued to move balances from off-balance sheet sweep products to noninterest-bearing demand deposits and average deposits benefitted from deposit inflows from customers experiencing improving liquidity with limited investment options.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on page 10.

ASSET MANAGEMENT GROUP

(Unaudited)

Six months ended June 30 Dollars in millions except as noted	2010	2009
INCOME STATEMENT
Net interest income	$130	$171
Noninterest income	318	305
Total revenue	448	476
Provision for credit losses	23	63
Noninterest expense	317	337
Pretax earnings	108	76
Income taxes	40	29
Earnings	$68	$47
AVERAGE BALANCE SHEET
Loans
Consumer	$3,999	$3,894
Commercial and commercial real estate	1,501	1,737
Residential mortgage	939	1,133
Total loans	6,439	6,764
Goodwill and other intangible assets	409	397
Other assets	246	281
Total assets	$7,094	$7,442
Deposits
Noninterest-bearing demand	$1,249	$1,124
Interest-bearing demand	1,717	1,553
Money market	3,239	3,273
Total transaction deposits	6,205	5,950
Certificates of deposit and other	793	1,188
Total deposits	6,998	7,138
Other liabilities	107	110
Capital	565	578
Total liabilities and equity	$7,670	$7,826
PERFORMANCE RATIOS
Return on average capital	24%	16%
Return on average assets	1.93	1.27
Noninterest income to total revenue	71	64
Efficiency	71	71
OTHER INFORMATION
Total nonperforming assets (a) (b)	$114	$108
Impaired loans (a) (c)	$182	$221
Total net charge-offs	$20	$32

ASSETS UNDER ADMINISTRATION (in billions) (a) (d)
Personal	$92	$88
Institutional	107	134
Total	$199	$222
Asset Type
Equity	$98	$88
Fixed Income	64	57
Liquidity/Other	37	77
Total	$199	$222
Discretionary assets under management
Personal	$65	$62
Institutional	34	36
Total	$99	$98
Asset Type
Equity	$46	$42
Fixed Income	36	32
Liquidity/Other	17	24
Total	$99	$98
Nondiscretionary assets under administration
Personal	$27	$26
Institutional	73	98
Total	$100	$124
Asset Type
Equity	$52	$46
Fixed Income	28	25
Liquidity/Other	20	53
Total	$100	$124
(a)	As of June 30.
(b)	Includes nonperforming loans of $106 million at both June 30, 2010 and June 30, 2009.
(c)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(d)	Excludes brokerage account assets.

Asset Management Group earned $68 million for the first half of 2010 compared with $47 million for the same period in 2009. Assets under administration were $199 billion at June 30, 2010. The first six months of 2010 reflected a lower provision for credit losses, lower expenses from disciplined expense management and higher noninterest income. These improvements were partially offset by a decrease in net interest income from lower yields on loans.

Highlights of Asset Management Group’s performance during the first six months of 2010 include the following:

•	Successfully executed its National City trust system conversions,
•	Outperformed sales and client acquisition goals,
•	Exceeded expense management targets, and
•	Credit performance showed signs of stabilization.

Assets under administration of $199 billion at June 30, 2010 decreased $23 billion compared with the balance at June 30, 2009. Discretionary assets under management of $99 billion at June 30, 2010 increased $1 billion compared with the balance at June 30, 2009 as year over year improvement in the equity markets was mitigated by integration impacts. Nondiscretionary assets under administration of $100 billion declined $24 billion from 2009 due to the strategic exit of noncore businesses.

Total revenue for the first half of 2010 was $448 million, compared with $476 million for the same period in 2009. Net interest income for the first half of 2010 decreased $41 million compared with the first half of 2009, primarily due to a reduction in higher yield loans. Noninterest income of $318 million for the first half of 2010 increased $13 million compared with the first half of 2009 as the impacts of strong sales results and the improved equity markets were partially offset by the strategic exit of noncore businesses.

Provision for credit losses was $23 million for the first six months of 2010 compared with $63 million for the first six months of 2009. Net charge-offs were $20 million for the first six months of 2010 and $32 million for the first six months of 2009. Credit quality has shown signs of stabilization in the first six months of 2010.

Noninterest expense of $317 million in the first half of 2010 decreased $20 million or 6% from the same period in 2009. The decline is attributable to disciplined expense management including integration-related initiatives. The implementation of efficiency initiatives will continue through the remainder of 2010.

Average deposits for the first six months of 2010 decreased $140 million, or 2%, from the comparable period last year as an 11% increase in demand deposits was more than offset by the strategic exit of higher rate certificates of deposit. This decline is expected to continue throughout the remainder of 2010. Average loan balances decreased $325 million, or 5%, from the first six months of 2009 as commercial and residential mortgage declines more than offset growth in home equity loans.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Six months ended June 30 Dollars in millions, except as noted	2010	2009
INCOME STATEMENT
Net interest income	$153	$178
Noninterest income
Loan servicing revenue
Servicing fees	135	101
Net MSR hedging gains	112	260
Loan sales revenue	88	326
Other	1	(5)
Total noninterest income	336	682
Total revenue	489	860
Provision for (recoveries of) credit losses	(24)	(1)
Noninterest expense	230	349
Pretax earnings	283	512
Income taxes	109	193
Earnings	$174	$319
AVERAGE BALANCE SHEET
Portfolio loans	$2,679	$1,633
Loans held for sale	1,062	2,730
Mortgage servicing rights (MSR)	1,173	1,254
Other assets	3,920	2,292
Total assets	$8,834	$7,909
Deposits	$3,343	$4,423
Borrowings and other liabilities	2,550	2,378
Capital	1,544	1,276
Total liabilities and equity	$7,437	$8,077
PERFORMANCE RATIOS
Return on average capital	23%	50%
Return on average assets	3.97	8.13
Noninterest income to total revenue	69	79
Efficiency	47	41
OTHER INFORMATION
Servicing portfolio for others (in billions) (a)	$137	$161
Fixed rate	89%	87%
Adjustable rate/balloon	11%	13%
Weighted average interest rate	5.74%	5.94%
MSR capitalized value (in billions)	$1.0	$1.5
MSR capitalization value (in basis points)	71	90
Weighted average servicing fee (in basis points)	30	30
Loan origination volume (in billions)	$4.3	$13.3
Percentage of originations represented by:
Agency and government programs	99%	98%
Refinance volume	65%	79%
Total nonperforming assets (a) (b)	$326	$285
Impaired loans (a) (c)	$168	$531
(a)	As of June 30.
(b)	Includes nonperforming loans of $101 million at June 30, 2010 and $120 million at June 30, 2009.
(c)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.

Residential Mortgage Banking earned $174 million for the first half of 2010 compared with $319 million in the first half of 2009. Earnings decreased from the six months of 2009 primarily due to reduced loan sales revenue and lower net hedging gains on mortgage servicing rights, partially offset by lower noninterest expense.

Residential Mortgage Banking overview:

•

Total loan originations were $4.3 billion for the first six months of 2010 compared with $13.3 billion for the first six months of 2009. Lower mortgage rates in the first six months of 2009 resulted in high loan application and origination volumes. Even though mortgage interest rates fell considerably near the end of the second quarter of 2010, management does not expect to experience the same level of loan refinance origination volume as occurred in 2009. Loans continued to be primarily originated through direct channels under FNMA, FHLMC and FHA/VA agency guidelines.

Investors may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable representations. At June 30, 2010, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $159 million. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

•

Residential mortgage loans serviced for others totaled $137 billion at June 30, 2010 compared with $161 billion at June 30, 2009. Payoffs continued to outpace new direct loan origination volume during the first half of 2010. The decline from a year earlier also reflected the sale of a $7.9 billion servicing portfolio in the fourth quarter of 2009.

•

Noninterest income was $336 million in the first half of 2010 compared with $682 million in the first half of 2009. The decline was due to reduced loan sales revenue reflective of strong loan origination refinance volume in the first half of 2009 and lower net hedging gains on mortgage servicing rights.

•

Net interest income was $153 million for the first six months of 2010 compared with $178 million for the first six months of 2009. The decrease resulted from lower escrow deposit balances and residential mortgage loans held for sale.

•	Noninterest expense declined to $230 million in the first half of 2010 compared with $349 million in the first half of 2009 as lower loan origination volume drove a reduction in expense.
•

The fair value of mortgage servicing rights was $1.0 billion at June 30, 2010 compared with $1.5 billion at June 30, 2009. The decline in fair value resulted from lower mortgage rates at June 30, 2010 and a reduced servicing portfolio balance.

BLACKROCK

Information related to our equity investment in BlackRock follows:

Six months ended June 30 Dollars in millions	2010	2009
Business segment earnings (a)	$154	$77
PNC’s share of BlackRock earnings (b)	23%	31%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At June 30.

In billions	June 30 2010	December 31 2009
Carrying value of PNC’s investment in BlackRock (c)	$5.8	$5.8
Market value of PNC’s investment in BlackRock (d)	6.2	10.1
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting.
(d)	Does not include liquidity discount.

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

BLACKROCK LTIP AND EXCHANGE AGREEMENTS

PNC’s noninterest income for the first six months of 2009 included a pretax gain of $98 million related to our BlackRock LTIP shares obligation. This gain represented the mark-to-market adjustment related to our remaining

BlackRock LTIP common shares obligation and resulted from the decrease in the market value of BlackRock common shares in that period.

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

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. As a result of the Exchange Agreements, our percentage ownership of BlackRock common stock (approximately 34% at June 30, 2010) is higher than our overall share of BlackRock’s equity and earnings. The transactions related to the Exchange Agreements do not affect our right to receive dividends declared by BlackRock.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Six months ended June 30 Dollars in millions, except as noted	2010	2009
INCOME STATEMENT
Net interest income	$677	$626
Noninterest income	(2)	52
Total revenue	675	678
Provision for credit losses	569	289
Noninterest expense	123	135
Pretax earnings (loss)	(17)	254
Income taxes (benefit)	(3)	96
Earnings (loss)	$(14)	$158
AVERAGE BALANCE SHEET
COMMERCIAL LENDING:
Commercial	$111	$190
Commercial real estate (a)
Real estate projects	2,343	3,428
Commercial mortgage	67	103
Lease financing	805	838
Total commercial lending	3,326	4,559
CONSUMER LENDING:
Consumer (b):
Home equity lines of credit	4,474	5,156
Home equity installment loans	1,964	2,301
Other consumer	23	13
Total consumer	6,461	7,470
Residential real estate:
Residential mortgage	7,667	9,106
Residential construction	488	1,471
Total residential real estate	8,155	10,577
Total consumer lending	14,616	18,047
Total portfolio loans	17,942	22,606
Other assets	1,067	1,689
Total assets	$19,009	$24,295
Deposits	$133	$47
Other liabilities	66	108
Capital	1,434	1,595
Total liabilities and equity	$1,633	$1,750
PERFORMANCE RATIOS
Return on average capital	(2)%	20%
Return on average assets	(.15)	1.31
OTHER INFORMATION
Nonperforming assets (c) (d)	$1,436	$1,391
Impaired loans (c) (e)	$6,867	$8,670
Net charge-offs (f)	$375	$248
Annualized net charge-off ratio (f)	4.21%	2.21%
LOANS (c)
COMMERCIAL LENDING
Commercial / Commercial real estate (a)	$2,278	$3,591
Lease financing	757	798
Total commercial lending	3,035	4,389
CONSUMER LENDING
Consumer (b)	6,107	6,859
Residential real estate:
Residential mortgage	7,666	9,094
Residential construction	465	907
Total consumer lending	14,238	16,860
Total loans	$17,273	$21,249

(a)	Primarily residential real estate development loans.
(b)	Primarily brokered home equity loans.
(c)	As of period end.
(d)	Includes nonperforming loans of $1.0 billion at June 30, 2010 and $1.2 billion at June 30, 2009.
(e)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008. At June 30, 2010, this segment contained 76% of PNC’s purchased impaired loans.
(f)	For the six months ended June 30.

This business segment consists primarily of assets acquired with National City. The Distressed Assets Portfolio had a loss of $14 million for the first six months of 2010, compared with earnings of $158 million for the first six months of 2009. A $280 million increase in the provision for credit losses drove the decrease in earnings in the comparison.

Distressed Assets Portfolio overview:

•

Sales of residential mortgage loans and brokered home equity loans with unpaid principal balances of approximately $2.0 billion and carrying value of $1.0 billion at June 30, 2010 are expected to close in the third quarter of 2010.

•

Average loans declined to $17.9 billion in the first half of 2010 compared with $22.6 billion in the first half of 2009. The decline was impacted by portfolio management activities including loan sales and efforts to encourage customers to refinance or pay off loan balances.

•

Net interest income was $677 million for the first six months of 2010 compared with $626 million for the first six months of 2010. The increase was driven by higher accretion on impaired loans due to improved cash collection results which more than offset the decline in average loans.

•

Noninterest income was a loss of $2 million for the first half of 2010 compared with revenue of $52 million for the first half of 2009 due to an increase in recourse reserves for brokered home equity loans previously sold. The 2009 results included asset disposition gains which were higher than those in the first half of 2010.

•

The provision for credit losses was $569 million in the first half of 2010 compared with $289 million in the first half of 2009. The provision for the first half of 2010 included $109 million related to the third quarter sales of residential mortgage loans, along with additional provision for certain impaired consumer loans.

•	Noninterest expense for the first six months of 2010 of $123 million declined $12 million compared with the first six months of 2009 primarily due to lower other real estate owned related losses.
•

Nonperforming loans were $1.0 billion at June 30, 2010 and $1.2 billion at June 30, 2009. The consumer lending portfolio comprised 46% of the nonperforming loans at June 30, 2010 and was virtually flat this period, offset by a decline in commercial nonperforming loans.

•

Net charge-offs were $375 million for the first half of 2010 and $248 million for the first half of 2009. $75 million of the increase related to the pending residential mortgage loan sale, expected to close in the third quarter of 2010. Additional consumer loan modifications in 2010 also contributed to the increase.
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

•

The $17.3 billion of loans held in this portfolio as of June 30, 2010 are stated inclusive of a fair value adjustment at acquisition for purchased impaired loans. Taking the adjustment and loan loss allowance into account, the net carrying basis of this loan portfolio is 79% of customer outstandings.

•

We have a team of asset managers actively deploying workout strategies on the commercial residential development portfolio. Actions taken on the portfolio included reducing unfunded loan exposure, encouraging the customer to pay off or refinance the loan, foreclosing on residential real estate development properties, and selling loans. Consequently, the level of exposure has declined and the credit quality has remained stable.

•

Brokered home equity loans include closed-end second liens and open-end home equity lines of credit. Our focus for managing these portfolios is to maximize the value of the portfolio while mitigating risk. We have implemented several modification programs to assist the loss mitigation teams that manage this risk, including educational programs directed at current but at risk borrowers. Additionally, we have initiated several voluntary and involuntary programs to reduce open exposure on home equity lines of credit.

•

Residential mortgages are primarily jumbo and ALT-A first lien mortgages originated for sale in the second half of 2007 for which firm commitments to lend had been extended but there was no market to sell the production. This portfolio also includes a subprime first and second lien portfolio and completed construction loans. Given the low level of mortgage rates relative to where these loans were originated, we have implemented several internal and external refinance programs to proactively work with the borrowers to explore refinance alternatives that would allow them to qualify for a conforming mortgage loan which would be originated and sold by the company or the third party originator.

•

The residential construction portfolio consists of active construction loans. Active construction loans typically finance development of single family homes, are usually interest only and remain available during the construction phases of the project until completion when they are fully funded. Completed construction loans are managed similar to residential mortgages. Properties are reviewed by a dedicated team to assess the appropriate strategy for optimizing the return on these assets while mitigating risk. To the extent we believe that completion of the construction on a particular project will maximize value, additional advances under the construction facility may be considered. The goal for these projects would be to move such project toward completion. Otherwise, the property is to be managed on an “as is” basis or returned to raw land for sale.

The fair value adjustments taken upon our acquisition of National City, along with the team assembled to provide specific focus on this business segment, put us in a good position to manage these assets. Additionally, our capital and liquidity position provide us flexibility to be prudent in terms of continuing to hold these assets or selling them to another investor to obtain the optimum return taking into account risk mitigation.

After loans are sold, investors may request PNC to indemnify them against losses or to repurchase loans that they believe do not comply with applicable representations. At June 30, 2010, the liability for estimated losses on repurchase and indemnification claims for the Distressed Assets Portfolio business segment was $56 million. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

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

The fair value of residential MSRs and significant inputs to the valuation model as of June 30, 2010 are shown in the table below. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the fair value. Management uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of our managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

Dollars in millions	June 30, 2010
Fair value	$963
Weighted-average life (in years)	3.17
Weighted-average constant prepayment rate	16.69%
Spread over forward interest rate swap rates	12.20%

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

Dollars in millions	June 30, 2010
Prepayment rate:
Decline in fair value from 10% adverse change	$36
Decline in fair value from 20% adverse change	$68
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$37
Decline in fair value from 20% adverse change	$72

Additional information regarding our Critical Accounting Estimates and Judgments is found elsewhere in this Financial Review and in the Notes To Consolidated Financial Statements in Part II, Item 8 of our 2009 Form 10-K and in Part I, Item 1 of this Report.

The FASB issued several Exposure Drafts for comment in May, June, and July 2010, including the Proposed Accounting Standards Update – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities – Financial Instruments (Topic 825) and Derivatives and Hedging (Topic 815). Under the proposal, most financial instruments (including loans and securities) would be measured at fair value with changes in fair value recognized in either net income or other comprehensive income. Additional aspects of this proposal include modifications for recognizing credit impairments, changes to hedge accounting requirements, and disclosures of both fair value and amortized cost information on the face of the financial statements. Additionally, the FASB issued Proposed Accounting Standards Update – Contingencies (Topic 450) –Disclosure of Certain Loss Contingencies. Under the proposal, additional disclosures would be required, including for remote loss contingencies with a potentially severe impact and a tabular reconciliation of accrued loss contingencies.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires additional disclosures related to an entity’s allowance for credit losses and the credit quality of its financing receivables (e.g., loans). Certain disclosures will be effective December 31, 2010 and others beginning in the first quarter of 2011.

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

Change in Assumption (a)	Estimated Increase to 2010 Pension Expense (In millions)
.5% decrease in discount rate	$10
.5% decrease in expected long-term return on assets	$18
.5% increase in compensation rate	$3
(a)	The impact is the effect of changing the specified assumption while holding all other assumptions constant.

We currently estimate a pretax pension expense of $46 million in 2010 compared with pretax expense of $117 million in 2009. This year-over-year expected reduction is primarily due to the amortization impact of the favorable 2009 investment returns as compared with the expected long-term return assumption.

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

Nonperforming, Past Due And Potential Problem Assets

Credit quality showed further signs of stabilization during the second quarter of 2010 and delinquency measures improved compared with prior periods.

Nonperforming assets were $5.9 billion at June 30, 2010, a decline of $412 million compared with $6.3 billion at December 31, 2009. Nonperforming loans decreased $561 million since December 31, 2009 while foreclosed and other assets increased $149 million.

Nonperforming assets at June 30, 2010 declined in the Corporate & Institutional Banking, Asset Management Group, Residential Mortgage Banking, and Distressed Assets Portfolio business segments compared with the balances at December 31, 2009 and increased 4% in the Retail Banking business segment as detailed within the Business Segments Review section of this Report.

Purchased impaired loans are excluded from nonperforming loans. Any decrease in the net present value of expected cash flows of individual commercial or pooled consumer purchased impaired loans would result in an impairment charge to the provision for loan losses in the period in which the change becomes probable. Any increase in the net present value of expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses and then an increase to accretable interest income for the remaining life of the impaired loans. See Note 6 Purchased Impaired Loans Related to National City in the Notes To Consolidated Financial Statements in this Report for additional information.

Additionally, most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120 to 180 days past due, are not placed on nonaccrual status, and are excluded from nonperforming loans. Nonperforming loans also do not include loans held for sale.

The portion of the allowance for loan and lease losses allocated to commercial lending nonperforming loans was 28% at June 30, 2010 and 29% at December 31, 2009. Approximately 67% of these nonperforming loans are secured by collateral that is expected to reduce credit losses and require less reserves in the event of default.

Nonperforming assets were 3.81% of total loans and foreclosed and other assets at June 30, 2010 compared with 3.99% at December 31, 2009.

Nonperforming Assets By Type

In millions	June 30 2010 (a)	Dec. 31 2009
Nonaccrual loans
Commercial
Retail/wholesale	$242	$231
Manufacturing	312	423
Real estate related (b)	405	419
Financial services	60	117
Health care	55	41
Other	619	575
Total commercial	1,693	1,806
Commercial real estate
Real estate projects	1,661	1,754
Commercial mortgage	420	386
Total commercial real estate	2,081	2,140
Equipment lease financing	114	130
TOTAL COMMERCIAL LENDING	3,888	4,076
Consumer
Home equity	405	356
Other	25	36
Total consumer	430	392
Residential real estate
Residential mortgage	713	955
Residential construction	79	248
Total residential real estate	792	1,203
TOTAL CONSUMER LENDING	1,222	1,595
Total nonperforming loans	5,110	5,671
Foreclosed and other assets
Commercial lending	293	266
Consumer lending	501	379
Total foreclosed and other assets	794	645
Total nonperforming assets	$5,904	$6,316
(a)	Certain information as of June 30, 2010 that we reported on a preliminary basis in connection with our July 22, 2010 earnings release has been revised for inclusion in this table.
(b)	Includes loans related to customers in the real estate and construction industries.

Change In Nonperforming Assets

In millions	2010	2009
January 1	$6,316	$2,181
Transferred from accrual	2,785	4,368
Charge-offs and valuation adjustments	(1,152)	(811)
Principal activity including payoffs	(574)	(512)
Asset sales and transfers to held for sale	(685)	(311)
Returned to performing-TDRs	(329)
Returned to performing-Other	(457)	(259)
June 30	$5,904	$4,656

Total nonperforming loans and nonperforming assets in the tables above are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in lower ratios of nonperforming loans to total loans and allowance for loan and lease losses to nonperforming loans. We recorded purchased impaired loans at estimated fair value of $12.7 billion at

December 31, 2008, including an adjustment mark for life of loan credit losses. These loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable interest/yield represents the excess of the net present value of expected cash flows on the loans at the measurement date over the recorded investment. See Note 6 Purchased Impaired Loans Related to National City in the Notes To Consolidated Financial Statements in this Report for additional information on those loans.

At June 30, 2010, our largest nonperforming asset was approximately $32 million and our average nonperforming loan associated with commercial lending was approximately $1 million.

The amount of nonperforming loans that were current as to remaining principal and interest was $1.3 billion at June 30, 2010 and $1.7 billion at December 31, 2009.

We have a number of modification programs based upon our commitment to help eligible homeowners avoid foreclosure where appropriate. To date, we have provided approximately $1.6 billion under the HARP and HAMP programs. The majority of our modifications that result in troubled debt restructurings (TDRs), as further discussed below, are due to a reduction of the interest rate under the original loan, either for the term of the modified loan or for a period of up to 24 months after which the interest rate reverts to that under the original loan. The impacts of these modifications are considered in our allowance for loan and lease losses when they become permanent.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation are considered TDRs. TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonperforming loans included TDRs of $500 million at June 30, 2010 and $440 million at December 31, 2009. Purchased impaired loans are excluded from TDRs.

TDRs returned to performing (accrual) status totaled $329 million at June 30, 2010 and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of performance under the modified terms. TDRs previously returned to performing status and now classified as nonperforming as they are no longer current under the modified terms were de minimus.

In addition, credit cards and certain small business and consumer credit agreements whose terms have been modified totaled $290 million at June 30, 2010 and are excluded from

TDRs and nonperforming loans. Our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as these loans are directly charged off in the period that they become 180 days past due.

Accruing Loans Past Due 30 To 89 Days (a) (b)

	Amount		Percent of Outstandings
Dollars in millions	June 30 2010	Dec. 31 2009	June 30 2010	Dec. 31 2009
Commercial	$501	$684.93%		1.26%
Commercial real estate	535	666	2.81	3.10
Equipment lease financing	21	128.32		2.06
Consumer	419	438.81		.87
Residential real estate	392	472	2.92	3.12
Total (c)	$1,868	$2,388	1.29	1.62

Accruing Loans Past Due 90 Days Or More (a) (b)

	Amount		Percent of Outstandings
Dollars in millions	June 30 2010	Dec. 31 2009	June 30 2010	Dec. 31 2009
Commercial	$110	$188.20%		.35%
Commercial real estate	83	150.44		.70
Equipment lease financing	4	6.06		.10
Consumer	225	226.43		.45
Residential real estate	177	314	1.51	2.07
Total (d)	$599	$884.42		.60
(a)	Excludes loans that are government insured/guaranteed, primarily residential mortgages.
(b)	Certain information as of June 30, 2010 that we reported on a preliminary basis in connection with our July 22, 2010 earnings release has been revised for inclusion in this table.
(c)	Excludes impaired loans acquired from National City totaling $.5 billion at June 30, 2010 and $.8 billion at December 31, 2009. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.
(d)	Excludes impaired loans acquired from National City totaling $2.1 billion at June 30, 2010 and $2.7 billion at December 31, 2009. These loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.

Loans that are not included in nonperforming or past due categories and which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $1.3 billion at June 30, 2010 and $811 million at December 31, 2009. The increase compared with December 31, 2009 was driven by exposures in commercial real estate arising from the challenges of attracting tenants as construction projects near completion, or the loss of tenants/lease rate concessions on completed projects.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an allowance for loan and lease losses to absorb losses from the loan portfolio. We determine the allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. There were no significant changes during the first six months of 2010 to the process and procedures we follow to determine our allowance of loan and lease losses.

As noted above, we establish an allowance for specific loans. Generally, the allowance is determined based upon the fair value of the collateral underlying the specific loan. The fair value of the collateral is based upon an appraisal or, if a recent appraisal is not available, the net book value of the asset from its most recent financial statements adjusted for loss given default collateral recovery rates.

A portion of the allowance for loan and lease losses has been assigned to loan categories based on the relative specific, pool and purchased impaired loan allocation amounts to provide coverage for probable losses not covered in specific, pool and purchased impaired loan reserve methodologies related to qualitative and measurement factors. These factors include, but are not limited to, the following:

•	industry concentrations and conditions,
•	credit quality trends,
•	recent loss experience in particular sectors of the portfolio,
•	ability and depth of lending management,
•	changes in risk selection and underwriting standards, and
•	timing of available information.

At June 30, 2010, the portion of reserves for these factors was $195 million.

We increased the allowance for loan and lease losses to $5.3 billion at June 30, 2010 compared with $5.1 billion at December 31, 2009. The increase was primarily due to consolidation of the securitized credit card portfolio. The allowance as a percent of nonperforming loans was 104% and as a percent of total loans was 3.46% at June 30, 2010. The comparable percentages at December 31, 2009 were 89% and 3.22%, respectively. Excluding the allowance for purchased impaired loans and consumer loans and lines of credit, not secured by residential real estate, of $1.4 billion at June 30, 2010 and $1.0 billion at December 31, 2009, respectively, the allowance as a percent of nonperforming loans was 77% at June 30, 2010 and 72% at December 31, 2009. The majority of the commercial portfolio is secured by collateral, including loans to asset-based lending customers that continue to show demonstrably lower loss given default. Further, the large high investment grade portion of the loan portfolio has performed well and has not been subject to significant deterioration. We continue to experience some pressure in the residential real estate and commercial real estate lending sectors consistent with the current slow and somewhat uncertain economic recovery.

The allowance for loan and lease losses is significantly lower than it would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of allowance for loan and lease losses to total loans. Loan loss reserves on the purchased impaired loans were not carried over on the date of acquisition. In addition, these loans were recorded net of $9.2 billion of fair value adjustments as of December 31, 2008. As a result, the ratio of allowance for loan and lease losses to total loans is lower than it would be otherwise. Since acquisition date, additional reserves of $.9 billion have been provided for purchased impaired loans.

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

We believe that our provision for credit losses in the second half of 2010 may be lower than the first half of 2010. Future provision levels will depend primarily on the level of nonperforming loans, our related coverage ratios, the pace of economic recovery and the nature of regulatory reforms.

Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2010
Commercial	$586	$81	$505	1.85%
Commercial real estate	387	105	282	2.62
Equipment lease financing	79	25	54	1.78
Consumer	525	57	468	1.71
Residential real estate	235	13	222	2.36
Total	$1,812	$281	$1,531	1.97%
2009
Commercial	$573	$52	$521	1.61%
Commercial real estate	230	15	215	1.70
Equipment lease financing	73	10	63	2.02
Consumer	437	55	382	1.47
Residential real estate	80	35	45.41
Total	$1,393	$167	$1,226	1.44%

Total net charge-offs are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. Customer balances related to these impaired loans were reduced by the fair value adjustments of $9.2 billion as of December 31, 2008. However, as a result of further credit deterioration on purchased impaired commercial loans, we recorded $99 million of net charge-offs during the first six months of 2010. Net charge-offs were not recorded on purchased impaired consumer pools.

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

We also sell loss protection to mitigate the net premium cost and the impact of fair value accounting on the CDS in cases where we buy protection to hedge the loan portfolio. These activities represent additional risk positions rather than hedges of risk.

We approve counterparty credit lines for all of our CDS activities. Counterparty credit lines are approved based on a review of credit quality in accordance with our traditional credit quality standards and credit policies. The credit risk of our counterparties is monitored in the normal course of business. In addition, all counterparty credit lines are subject to collateral thresholds and exposures above these thresholds are secured.

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

Liquid assets consist of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) and securities available for sale. At June 30, 2010, our liquid assets totaled $54.0 billion, with $25.2 billion pledged as collateral for borrowings, trust, and other commitments.

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

PNC Bank, N.A. can borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. These borrowings are secured by securities and commercial loans. PNC Bank, N.A. is also a member of the Federal Home Loan Bank (FHLB)-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At June 30, 2010, our unused secured borrowing capacity was $23.4 billion with the Federal Reserve Bank and $7.5 billion with FHLB-Pittsburgh.

Total FHLB borrowings were $8.1 billion at June 30, 2010 compared with $10.8 billion at December 31, 2009.

We can also obtain funding through traditional forms of borrowing, including Federal funds purchased, repurchase agreements, and short and long-term debt issuances. PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through June 30, 2010, PNC Bank, N.A. had issued $6.9 billion of debt under this program.

PNC Bank, N.A. also has the ability to offer up to $3.0 billion of its commercial paper. As of June 30, 2010, there were no issuances outstanding under this program.

As of June 30, 2010, there were approximately $6.5 billion of bank borrowings with maturities of less than one year.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 23 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2009 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities,” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $1.4 billion at June 30, 2010.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of June 30, 2010, the parent company had approximately $1.8 billion in funds available from its cash and short-term investments.

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

As approved by the Federal Reserve Board, US Treasury and our other banking regulators, on February 10, 2010, we redeemed all 75,792 shares of our Series N Preferred Stock held by the US Treasury totaling $7.6 billion. We used the net proceeds from the first quarter 2010 common stock and senior notes offerings described in Note 28 Subsequent Events in our 2009 Form 10-K and other funds to redeem the Series N Preferred Stock.

In connection with the redemption of the Series N Preferred Stock, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million during the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share.

Dividends of $89 million were paid on February 10, 2010 when the Series N Preferred Stock was redeemed. PNC paid total dividends of $421 million to the US Treasury while the Series N preferred shares were outstanding.

After exchanging its TARP Warrant for 16,885,192 warrants, each to purchase one share of PNC common stock, the US Treasury sold the warrants in a secondary public offering. The sale closed on May 5, 2010.

On May 19, 2010, PNC Funding Corp issued $500 million of senior notes due May 2014. Interest will be paid semiannually at a fixed rate of 3.000%.

PNC Bank, N.A., through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide the parent company with additional liquidity. As of June 30, 2010, there were no issuances outstanding under this program.

We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. As of June 30, 2010, there were approximately $2.7 billion of parent company borrowings with maturities of less than one year.

Status of Credit Ratings

The cost and availability of short- and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by debt ratings. In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current legislative and regulatory environment, including implied government support. In addition, rating agencies themselves have been subject to scrutiny arising from the financial crisis and could make or be required to make substantial changes to their ratings policies and practices, particularly in response to legislative and regulatory changes, including as a result of provisions in Dodd-Frank. Potential changes in the legislative and regulatory environment and the timing of those changes could impact our ratings, which as noted above, could impact our liquidity and financial condition. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.

Credit ratings as of June 30, 2010 for PNC and PNC Bank, N.A. follow:

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A	A+
Subordinated debt	Baa1	A-	A
Preferred stock	Baa3	BBB	A

PNC Bank, N.A.
Subordinated debt	A2	A	A
Long-term deposits	A1	A+	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of June 30, 2010 representing required and potential cash outflows.

Contractual Obligations

June 30, 2010 – in millions	Total
Remaining contractual maturities of time deposits	$46,013
Borrowed funds	40,427
Minimum annual rentals on noncancellable leases	2,571
Nonqualified pension and postretirement benefits	539
Purchase obligations (a)	557
Total contractual cash obligations	$90,107
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At June 30, 2010, the liability for uncertain tax positions, excluding associated interest and penalties, was $215 million. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 15 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Other Commitments (a)

June 30, 2010 – in millions	Total Amounts Committed
Net unfunded credit commitments	$95,775
Standby letters of credit (b)	9,930
Reinsurance agreements (c)	4,080
Other commitments (d)	825
Total commitments	$110,610
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $6.4 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers.

(d)	Includes unfunded commitments related to private equity investments of $406 million and other investments of $23 million which are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $375 million and other direct equity investments of $21 million which are included in Other liabilities on our Consolidated Balance Sheet.

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

Sensitivity results and market interest rate benchmarks for the second quarters of 2010 and 2009 follow:

Interest Sensitivity Analysis

	Second Quarter 2010	Second Quarter 2009
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.1%	.9%
100 basis point decrease (a)	(1.6)%	(1.6)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	.7%	1.6%
100 basis point decrease (a)	(5.4)%	(5.1)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(3.0)	(1.9)
Key Period-End Interest Rates
One-month LIBOR	.35%	.31%
Three-year swap	1.33%	2.14%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity to Alternative Rate Scenarios table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates, and (iii) a Two-Ten Slope decrease (a 200 basis point decrease between two-year and ten-year rates superimposed on current base rates) scenario.

Net Interest Income Sensitivity to Alternative Rate Scenarios (Second Quarter 2010)

	PNC Economist	Market Forward	Two-Ten Slope
First year sensitivity	1.9%	.9%	.5%
Second year sensitivity	(.4)%	1.5%	(1.2)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon. When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business, and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in the above table. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates. The graph below presents the yield curves for the base rate scenario and each of the alternate scenarios one year forward.

The second quarter 2010 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities are primarily customer-driven trading in fixed income securities, equities, derivatives, and foreign exchange contracts. They also include the underwriting of fixed income and equity securities. Proprietary trading positions were essentially eliminated by the second quarter of 2010.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in trading activities. The Risk Committee of the Board establishes an enterprise-wide VaR limit on our trading activities.

During the first six months of 2010, our VaR ranged between $4.1 million and $8.8 million, averaging $6.9 million. During the first six months of 2009, our VaR ranged between $5.8 million and $9.1 million, averaging $6.9 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Under typical market conditions, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. There were no such instances during the first half of either 2010 or 2009.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Trading Revenue

Six months ended June 30 In millions	2010	2009
Net interest income	$33	$32
Noninterest income	78	80
Total trading revenue	$111	$112

Securities underwriting and trading (a)	$53	$39
Foreign exchange	45	41
Financial derivatives	13	32
Total trading revenue (b)	$111	$112

Three months ended June 30 In millions	2010	2009
Net interest income	$17	$13
Noninterest income	20	91
Total trading revenue	$37	$104

Securities underwriting and trading (a)	$13	$28
Foreign exchange	23	21
Financial derivatives	1	55
Total trading revenue (b)	$37	$104
(a)	Includes changes in fair value for certain loans accounted for at fair value.
(b)	Product trading revenue includes related hedged activity.

Trading revenue excludes the impact of economic hedging activities, which relate primarily to residential mortgage servicing rights, and residential and held-for-sale commercial real estate loans.

Trading revenue for second quarter of 2010 decreased $67 million compared with the second quarter of 2009 primarily due to the increased impact of counterparty credit risk on valuations of customer derivative positions and, to a lesser extent, reduced customer-driven trading results.

MARKET RISK MANAGEMENT – EQUITY AND OTHER

INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

BlackRock

PNC owns approximately 44 million common stock equivalent shares of BlackRock equity, accounted for under the equity method. Our investment in BlackRock was $5.8 billion at June 30, 2010 and the market value of our investment in BlackRock was $6.2 billion at that date (not including liquidity discount). The primary risk measurement, similar to other equity investments, is economic capital. Further information about BlackRock is included in the Business Segments Review section of this Financial Review.

Tax Credit Investments

Included in our equity investments are tax credit investments which are mostly accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.3 billion at June 30, 2010 and $2.5 billion at December 31, 2009.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of equity and mezzanine investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.3 billion at June 30, 2010 and $1.2 billion at December 31, 2009. As of June 30, 2010, $650 million was invested directly in a variety of companies and $607 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $193 million as of June 30, 2010. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

Our unfunded commitments related to private equity totaled $406 million at June 30, 2010 compared with $453 million at December 31, 2009.

Visa

At June 30, 2010, our investment in Visa Class B common shares totaled approximately 23 million shares. In May 2010, Visa funded $500 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $47 million share of the $500 million as a reduction of our indemnification liability and a reduction of noninterest expense. Considering the adjustment to the conversion ratio, these shares would convert to approximately 12.9 million of publicly traded Visa Class A common shares. As of June 30, 2010, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the June 30, 2010 closing price of $70.75 for the Visa shares, the market value of our investment was $915 million. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO or settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

Note 18 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report and Note 25 Commitments and Guarantees in our Notes To Consolidated Financial Statements under Item 8 of our 2009 Form 10-K have further information on our Visa indemnification obligation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At June 30, 2010, other investments totaled $314 million compared with $368 million at December 31, 2009. We recognized net gains related to these investments of $26 million during the first six months of 2010, including $8 million during the second quarter. We recognized net losses related to these investments of $79 million during the first six months of 2009, including $8 million during the second quarter. Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $23 million at June 30, 2010 and $66 million at December 31, 2009.

A summary of our equity investments follows:

In millions	June 30 2010	Dec. 31 2009
BlackRock	$5,815	$5,736
Tax credit investments	2,317	2,510
Private equity	1,257	1,184
Visa	456	456
Other	314	368
Total	$10,159	$10,254

FINANCIAL DERIVATIVES

We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total return swaps, interest rate caps and floors, swaptions, options, forwards and futures contracts are the primary instruments we use for interest rate risk management.

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

The following table provides the notional or contractual amounts and estimated net fair value of financial derivatives at June 30, 2010 and December 31, 2009.

Financial Derivatives

	June 30, 2010		December 31, 2009
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Derivatives designated as hedging instrument under GAAP
Interest rate contracts (a)
Asset rate conversion
Receive fixed swaps	$16,214	$396	$13,055	$(64)
Pay fixed swaps	436	(29)
Forward purchase commitments	4,265	134	350	1
Liability rate conversion
Receive fixed swaps	11,520	1,010	13,048	707
Total interest rate risk management	32,435	1,511	26,453	644
Total derivatives designated as hedging instruments (b)	$32,435	$1,511	$26,453	$644
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Interest rate contracts
Swaps	$56,320	$127	$38,596	$(152)
Caps/floors – Purchased	1,700	82	5,200	50
Futures	62,953		41,609
Future options	84,600	46	18,580	28
Swaptions	12,430	(17)	24,145	(22)
Commitments related to residential mortgage assets	9,536	26	9,565	6
Total residential mortgage banking activities	$227,539	$264	$137,695	$(90)
Derivatives used for commercial mortgage banking activities:
Interest rate contracts
Swaps (c)	$1,894	$(65)	$1,948	$(15)
Commitments related to commercial mortgage assets (c)	1,330	(8)	1,733	8
Credit contracts
Credit default swaps	285	20	460	52
Total commercial mortgage banking activities	$3,509	$(53)	$4,141	$45
Derivatives used for customer-related activities:
Interest rate contracts
Swaps (c)	$91,150	$(123)	$91,090	$(54)
Caps/floors
Sold	2,908	(10)	3,457	(15)
Purchased	2,041	8	2,115	14
Swaptions	2,080	45	1,996	11
Futures	1,838		2,271
Foreign exchange contracts	7,774	19	8,002	14
Equity contracts	333	1	351
Credit contracts
Risk participation agreements	2,840	1	2,819	1
Total customer-related	$110,964	$(59)	$112,101	$(29)
Derivatives used for other risk management activities:
Interest rate contracts
Swaps (c)	$479	$(1)	$4,667	$3
Caps/floors – Sold
Swaptions			720	(9)
Futures	284		145
Future options
Commitments related to residential mortgage assets	510	3	50
Foreign exchange contracts	37	4	41	1
Credit contracts
Credit default swaps	882	7	1,128	(2)
Other contracts (d)	209	(298)	211	(486)
Total other risk management	$2,401	$(285)	$6,962	$(493)
Total derivatives not designated as hedging instruments	$344,413	$(133)	$260,899	$(567)
Total Gross Derivatives	$376,848	$1,378	$287,352	$77
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 57% were based on 1-month LIBOR and 43% on 3-month LIBOR at June 30, 2010 compared with 57% and 43%, respectively, at December 31, 2009.
(b)	Fair value amount includes net accrued interest receivable of $156 million at June 30, 2010 and $162 million at December 31, 2009.
(c)	The increases in the negative fair values from December 31, 2009 to June 30, 2010 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during 2010 and contracts terminated.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2010, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2010, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY OF TERMS

Accretable net interest (Accretable yield) – The excess of cash flows expected to be collected on a purchased impaired loan over the carrying value of the loan. The accretable net interest is recognized into interest income over the remaining life of the loan using the constant effective yield method.

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

Nonperforming loans – Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, consumer, and residential mortgage customers and construction customers as well as troubled debt restructured loans. Nonperforming loans do not include loans held for sale or foreclosed and other assets. We do not accrue interest income on loans classified as nonperforming. Nonperforming loans do not include purchased impaired loans as we are currently accreting interest income over the expected life of the loans.

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

Transaction deposits – The sum of interest-bearing money market deposits, interest-bearing demand deposits, and noninterest-bearing deposits.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality and/or other matters regarding or affecting PNC that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “will,” “should,” “project,” “goal” and other similar words and expressions.

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

•

Our businesses and financial results are affected by business and economic conditions, both generally and specifically in the principal markets in which we operate. In particular, our businesses and financial results may be impacted by:

•	Changes in interest rates and valuations in the debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the markets for real estate and other assets commonly securing financial products.
•	Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates.
•	Changes in our customers’, suppliers’ and other counterparties’ performance in general and their creditworthiness in particular.
•	A slowing or failure of the moderate economic recovery that began last year.
•

Continued effects of the aftermath of recessionary conditions and the uneven spread of the positive impacts of the recovery on the economy in general and our customers in particular, including adverse impact on loan utilization rates as well as delinquencies, defaults and customer ability to meet credit obligations.

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

•

We will be impacted by the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act. Further, as much of that Act will require the adoption of implementing regulations by a number of different regulatory bodies, the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain.

•

Financial industry restructuring in the current environment could also impact our business and financial performance as a result of changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape.

•	Our results depend on our ability to manage current elevated levels of impaired assets.
•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low in the second half of 2010 and our view that the moderate economic recovery that began last year will continue throughout the rest of 2010.

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

•

Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. In addition to matters relating to PNC’s business and activities, such matters may also include proceedings, claims, investigations, or inquiries relating to pre-acquisition business and activities of acquired companies such as National City.

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
•

Our expansion with our National City acquisition in geographic markets and into business operations in areas in which we did not have significant experience or presence prior to 2009 presents greater risks and uncertainties than were present for us in other recent acquisitions.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.
•

Our business and operating results can also be affected by widespread disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers, suppliers or other counterparties specifically.

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

We grow our business in part by acquiring from time to time other financial services companies. Acquisitions present us with risks in addition to those presented by the nature of the business acquired. These include risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

Acquisitions may be substantially more expensive to complete (including unanticipated costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. Acquisitions may involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in those new areas.

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

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2010	2009	2010	2009
Interest Income
Loans	$2,158	$2,203	$4,318	$4,668
Investment securities	572	672	1,195	1,361
Other	143	125	265	230
Total interest income	2,873	3,000	5,778	6,259
Interest Expense
Deposits	244	474	525	1,020
Borrowed funds	194	333	439	726
Total interest expense	438	807	964	1,746
Net interest income	2,435	2,193	4,814	4,513
Noninterest Income
Asset management	243	208	502	397
Consumer services	315	329	611	645
Corporate services	261	264	529	509
Residential mortgage	179	245	326	676
Service charges on deposits	209	242	409	466
Net gains on sales of securities	147	182	237	238
Other-than-temporary impairments	(118)	(453)	(358)	(1,139)
Less: Noncredit portion of other-than-temporary impairments (a)	(24)	(298)	(148)	(835)
Net other-than-temporary impairments	(94)	(155)	(210)	(304)
Other	217	295	457	349
Total noninterest income	1,477	1,610	2,861	2,976
Total revenue	3,912	3,803	7,675	7,489
Provision For Credit Losses	823	1,087	1,574	1,967
Noninterest Expense
Personnel	959	1,086	1,915	2,082
Occupancy	172	182	359	361
Equipment	168	174	340	352
Marketing	65	59	115	116
Other	638	991	1,386	1,739
Total noninterest expense	2,002	2,492	4,115	4,650
Income from continuing operations before income taxes and noncontrolling interests	1,087	224	1,986	872
Income taxes	306	29	557	157
Income from continuing operations before noncontrolling interests	781	195	1,429	715
Income from discontinued operations (net of income taxes of $13, $6, $27, and $11)	22	12	45	22
Net income	803	207	1,474	737
Less: Net income (loss) attributable to noncontrolling interests	(9)	9	(14)	13
Preferred stock dividends	25	119	118	170
Preferred stock discount accretion	1	14	251	29
Net income attributable to common shareholders	$786	$65	$1,119	$525
Basic Earnings Per Common Share
Continuing operations	$1.45	$.11	$2.09	$1.12
Discontinued operations	.04	.03	.09	.05
Net income	$1.49	$.14	$2.18	$1.17
Diluted Earnings Per Common Share
Continuing operations	$1.43	$.11	$2.06	$1.11
Discontinued operations	.04	.03	.09	.05
Net income	$1.47	$.14	$2.15	$1.16
Average Common Shares Outstanding
Basic	524	451	511	447
Diluted	527	453	514	448

(a)	Included in accumulated other comprehensive loss.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	June 30 2010	December 31 2009
Assets
Cash and due from banks (June 30, 2010 includes $3 for VIEs) (a)	$3,558	$4,288
Federal funds sold and resale agreements (includes $915 and $990 measured at fair value) (b)	2,209	2,390
Trading securities	882	2,124
Interest-earning deposits with banks (June 30, 2010 includes $467 for VIEs) (a)	5,028	4,488
Loans held for sale (includes $2,256 and $2,062 measured at fair value) (b)	2,756	2,539
Investment securities (June 30, 2010 includes $571 for VIEs) (a)	53,717	56,027
Loans (June 30, 2010 includes $4,671 for VIEs) (includes $109 and $88 measured at fair value) (a) (b)	154,342	157,543
Allowance for loan and lease losses (June 30, 2010 includes $(216) for VIEs) (a)	(5,336)	(5,072)
Net loans	149,006	152,471
Goodwill	9,410	9,505
Other intangible assets	2,728	3,404
Equity investments (June 30, 2010 includes $1,420 for VIEs) (a)	10,159	10,254
Other (June 30, 2010 includes $821 for VIEs) (includes $298 and $486 measured at fair value) (a) (b)	22,242	22,373
Total assets	$261,695	$269,863
Liabilities
Deposits
Noninterest-bearing	$44,312	$44,384
Interest-bearing	134,487	142,538
Total deposits	178,799	186,922
Borrowed funds
Federal funds purchased and repurchase agreements	3,690	3,998
Federal Home Loan Bank borrowings	8,119	10,761
Bank notes and senior debt	12,617	12,362
Subordinated debt	10,184	9,907
Other (June 30, 2010 includes $4,262 for VIEs) (a)	5,817	2,233
Total borrowed funds	40,427	39,261
Allowance for unfunded loan commitments and letters of credit	218	296
Accrued expenses (June 30, 2010 includes $92 for VIEs) (a)	2,757	3,590
Other (June 30, 2010 includes $800 for VIEs) (a)	8,504	7,227
Total liabilities	230,705	237,296
Equity
Preferred stock (c)
Common stock – $5 par value
Authorized 800 shares, issued 535 and 471 shares	2,678	2,354
Capital surplus – preferred stock	646	7,974
Capital surplus – common stock and other	11,979	8,945
Retained earnings	14,073	13,144
Accumulated other comprehensive loss	(442)	(1,962)
Common stock held in treasury at cost: 10 and 9 shares	(557)	(513)
Total shareholders’ equity	28,377	29,942
Noncontrolling interests	2,613	2,625
Total equity	30,990	32,567
Total liabilities and equity	$261,695	$269,863

(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Six months ended June 30
Unaudited	2010	2009
Operating Activities
Net income	$1,474	$737
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,574	1,967
Depreciation and amortization	442	505
Deferred income taxes	571	188
Net gains on sales of securities	(237)	(238)
Net other-than-temporary impairments	210	304
Net gains related to BlackRock LTIP shares adjustment		(103)
Undistributed earnings of BlackRock	(115)	(43)
Excess tax benefits from share-based payment arrangements	(1)
Net change in
Trading securities and other short-term investments	1,214	192
Loans held for sale	(330)	(664)
Other assets	(528)	3,671
Accrued expenses and other liabilities	(406)	(5,097)
Other	400	(69)
Net cash provided by operating activities	4,268	1,350
Investing Activities
Sales
Securities available for sale	14,123	8,060
Loans	926	170
Repayments/maturities
Securities available for sale	3,904	3,629
Securities held to maturity	880	131
Purchases
Securities available for sale	(13,111)	(15,615)
Securities held to maturity	(693)	(764)
Loans	(2,930)	(137)
Net change in
Federal funds sold and resale agreements	189	17
Interest-earning deposits with banks	(549)	4,560
Loans	5,788	7,698
Net cash received from acquisition and divestiture activity	156
Other (a)	593	(35)
Net cash provided by investing activities	9,276	7,714
Financing Activities
Net change in
Noninterest-bearing deposits	623	4,658
Interest-bearing deposits	(7,441)	(7,083)
Federal funds purchased and repurchase agreements	(305)	(1,253)
Federal Home Loan Bank short-term borrowings	(280)
Other short-term borrowed funds	(60)	(1,848)
Sales/issuances
Federal Home Loan Bank long-term borrowings		1,500
Bank notes and senior debt	2,528	1,960
Other long-term borrowed funds	2,219	90
Supervisory Capital Assessment Program – common stock		624
Common and treasury stock	3,441	121
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(2,313)	(4,836)
Bank notes and senior debt	(2,462)	(2,449)
Subordinated debt	28	(558)
Other long-term borrowed funds	(2,342)	(74)
Preferred stock – TARP	(7,579)
Excess tax benefits from share-based payment arrangements	1
Acquisition of treasury stock	(116)	(82)
Preferred stock cash dividends paid	(118)	(170)
Common stock cash dividends paid	(98)	(338)
Net cash used by financing activities	(14,274)	(9,738)
Net Decrease In Cash And Due From Banks	(730)	(674)
Cash and due from banks at beginning of period	4,288	4,471
Cash and due from banks at end of period	$3,558	$3,797
Supplemental Disclosures
Interest paid	$921	$1,816
Income taxes paid	339	50
Income taxes refunded	4	22
Non-cash Items
Transfer from (to) loans to (from) loans held for sale, net	514	(195)
Transfer from loans to foreclosed assets	670	437

(a)	Includes the impact of the consolidation of variable interest entities as of January 1, 2010.

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Business

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Virginia, Missouri, Delaware, Washington, D.C., and Wisconsin.

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

The second quarter of 2010 included a $105 million pretax adjustment primarily related to the recognition of $64 million of additional interest income on purchased impaired loans, a $29 million reduction of interest expense related to the accretion of the purchase accounting adjustment for borrowings assumed in the National City acquisition, and another miscellaneous item. This correction should have been recorded in 2009. Management believes that the impact of this correction is not material to any prior period, the current period, or the estimated 2010 full year consolidated financial statements.

See Note 2 Divestiture regarding our July 1, 2010 sale of PNC Global Investment Servicing Inc. The Consolidated Income Statement for all periods presented and related Notes To Consolidated Financial Statements reflect the global investment servicing business as discontinued operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K (2009 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2009 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to these policies in the first six months of 2010 other than as disclosed herein. These interim consolidated financial statements serve to update the 2009 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

We have considered the impact on these consolidated financial statements of events occurring subsequent to June 30, 2010.

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

On February 27, 2009, PNC’s obligation to deliver BlackRock common shares in connection with BlackRock’s long-term incentive plan programs was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. The 2.9 million shares of Series C Preferred Stock were acquired from BlackRock in exchange for common shares on that same date. Since these preferred shares were not deemed to be in substance common stock, we elected to account for these preferred shares at fair value and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets.

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

Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock and debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. See Note 13 Earnings Per Share for additional information.

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

On January 1, 2010, we adopted ASU 2009-17 – Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities which is a codification of guidance issued in June 2009. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. VIEs are assessed for consolidation under Topic 810 when we hold variable interests in these entities. PNC consolidates VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Effective January 1, 2010, we consolidated Market Street Funding LLC (Market Street), a credit card securitization trust, and certain Low Income Housing Tax Credit (LIHTC) investments. We recorded consolidated assets of $4.2 billion, consolidated liabilities of $4.2 billion, and an after-tax cumulative effect adjustment to retained earnings of $92 million upon adoption (see Note 3 Loan Sale and Servicing Activities and Variable Interest Entities).

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

NOTE 2 DIVESTITURE

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash pursuant to a definitive agreement entered into on February 2, 2010.

Results of operations of GIS are presented as Income from discontinued operations, net of income taxes, on our Consolidated Income Statement for all periods presented.

Asset and liabilities of GIS at June 30, 2010 and December 31, 2009 follow.

Investment in Discontinued Operations

In millions	June 30, 2010	December 31, 2009
Interest-earning deposits with banks	$185	$255
Goodwill	1,233	1,243
Other intangible assets	49	51
Other	348	359
Total assets	$1,815	$1,908
Interest-bearing deposits	$103	$93
Accrued expenses	225	266
Other	851	1,009
Total liabilities	$1,179	$1,368
Net assets	$636	$540

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

Depending on the transaction, we may act as the master, primary, and/or special servicer to the securitization SPEs or third-party investors. Servicing responsibilities typically consist of collecting and remitting monthly borrower principal and interest payments, maintaining escrow deposits, performing loss mitigation and foreclosure activities, and, in certain instances, funding of servicing advances. Servicing advances, which are reimbursable, are recognized in Other assets at cost and are made for principal and interest and collateral protection. With respect to Agency securitizations, the Agencies are responsible for working out defaulted loans.

We earn servicing and other ancillary fees for our role as servicer and depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer, we recognize a servicing asset at fair value. Servicing assets are recognized in Other intangible assets on our Consolidated Balance Sheet and are classified within Level 3 of the fair value hierarchy. See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further discussion of our residential and commercial servicing assets.

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize the loan and a corresponding liability on the balance sheet regardless of our intent to repurchase the loan. At June 30, 2010 and December 31, 2009, the balance of our ROAP asset and liability totaled $315 million and $577 million, respectively.

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

RECOURSE RESERVES

We recognize a liability for our loss exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties and also for loss sharing arrangements with the Agencies. Inherent in all of our loan transfers are certain representation and warranties we make to cover defects that may have occurred during the underwriting and origination of the loans. We typically repurchase loans only when representation and warranty defects are identified and go uncured. At June 30, 2010, this repurchase liability totaled $159 million and was related to residential mortgage loan transfers. We generally do not recognize a representation and warranty liability for commercial mortgage loan transfers as our historical repurchase activity has been minimal.

We also recognize a liability for certain commercial mortgage loan loss sharing arrangements for loan transfers to the Agencies. Our liability and total exposure to loss under these loss sharing arrangements was $39 million and $4.0 billion, respectively, at June 30, 2010. Our representation and warranty and loss share liabilities (collectively “recourse obligations”) are recognized in Other liabilities on our Consolidated Balance Sheet and are evaluated quarterly based upon loss methodologies that utilize assumptions such as historical and projected repurchase activity, loss severity, and estimated defaults. Other than providing temporary liquidity under servicing advances and our loss exposure associated with our recourse obligations, we have not provided nor are we required to provide any type of credit support, guarantees, or commitments to the securitization SPEs or third-party investors in these transactions.

Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

	June 30, 2010		December 31, 2009
In millions	Residential Mortgages	Commercial Mortgages (a)	Residential Mortgages	Commercial Mortgages (a)
FINANCIAL INFORMATION
Servicing portfolio (b)	$137,399	$167,380	$146,050	$185,167
Carrying value of servicing assets (c)	963	722	1,332	921
Servicing advances	539	381	599	383
Servicing deposits	2,373	3,568	3,118	3,774
Recourse liability (d)	159	39	229	71
Carrying value of mortgage-backed securities held (e)	1,836	1,907	2,011	1,905

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
In millions	Residential Mortgages	Commercial Mortgages (a)	Residential Mortgages	Commercial Mortgages (a)
CASH FLOWS
Sales of loans (f)	$2,296	$636	$4,226	$978
Repurchases of previously transferred loans	465		1,206
Contractual servicing fees received	107	71	216	126
Servicing advances recovered, net	174	57	60	2
Cash flows on mortgage-backed securities held (e)	148	167	290	204
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	For our continuing involvement with residential mortgage loan transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs. It does not include loans serviced by us that were originated by third parties and have not been transferred to a VIE.
(c)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(d)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties and our commercial mortgage loss share arrangements for our Residential Mortgage Banking and Corporate & Institutional Banking business segments, respectively. See Note 18 Commitments and Guarantees for further information.
(e)	Represents securities held where PNC transferred and/or serviced loans to a securitization SPE and we hold securities issued by that SPE.
(f)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the three months and six months ended June 30, 2010.

VARIABLE INTEREST ENTITIES (VIES)

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

The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of June 30, 2010 and December 31, 2009, respectively.

Consolidated VIEs – Carrying Value (a)

June 30, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Credit Risk Transfer Transaction	Total
Assets
Cash and due from banks			$3		$3
Interest-earning deposits with banks		$463	4		467
Investment securities	$571				571
Loans	2,036	2,165		$470	4,671
Allowance for loan and lease losses		(210)		(6)	(216)
Equity investments			1,420		1,420
Other assets	299	9	503	10	821
Total assets	$2,906	$2,427	$1,930	$474	$7,737
Liabilities
Other borrowed funds	$2,616	$1,512	$134		$4,262
Accrued expenses			92		92
Other liabilities	290		510		800
Total liabilities	$2,906	$1,512	$736		$5,154
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts reported primarily represent LIHTC investments.

Consolidated VIEs

In millions	Aggregate Assets (a)	Aggregate Liabilities (a)
June 30, 2010
Market Street	$3,468	$3,477
Credit Card Securitization Trust	2,672	1,622
Tax Credit Investments (b)	1,954	804
Credit Risk Transfer Transaction	795	795

December 31, 2009
Tax Credit Investments (b)	$1,933	$808
Credit Risk Transfer Transaction	860	860
(a)	Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to elimination of intercompany assets and liabilities held by the consolidated VIE.
(b)	Amounts reported primarily represent LIHTC investments.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
June 30, 2010
Tax Credit Investments (a)	$3,583	$1,873	$830	$830	(c)	$336	(d)
Commercial Mortgage-Backed Securitizations (b)	79,238	79,238	2,080	2,080	(e)
Residential Mortgage-Backed Securitizations (b)	44,847	44,847	1,860	1,857	(e)	3	(d)
Collateralized Debt Obligations	23		2	2	(c)
Total	$127,691	$125,958	$4,772	$4,769		$339

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2009
Market Street	$3,698	$3,718	$6,155	(f)
Tax Credit Investments (a)	1,786	1,156	743
Collateralized Debt Obligations	23		2
Total	$5,507	$4,874	$6,900

(a)	Amounts reported primarily represent LIHTC investments. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired National City partnerships.
(b)	Amounts reported reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.

(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(f)	PNC’s risk of loss consisted of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2009.

MARKET STREET

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2009 and the first six months of 2010, Market Street met all of its funding needs through the issuance of commercial paper.

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

The commercial paper obligations at June 30, 2010 and December 31, 2009 were supported by Market Street’s assets. While PNC may be obligated to fund under the $5.1 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower such as by the over-collateralization of the assets or by another third party in the form of deal-specific credit enhancement. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $236 million of the liquidity facilities if the underlying assets are in default. Market Street creditors have no direct recourse to PNC.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in March 2013.

At June 30, 2010, $567 million was outstanding on this facility. This amount was eliminated in PNC’s Consolidated Balance Sheet as of June 30, 2010 due to the consolidation of Market Street. We are not required to nor have we provided additional financial support to the SPE.

CREDIT CARD SECURITIZATION TRUST

We are the sponsor of several credit card securitizations facilitated through an SPE trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment. At June 30, 2010, Series 2005-1, 2006-1, 2007-1, and 2008-3 issued by the SPE were outstanding.

Our continuing involvement in these securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. For each securitization series, our retained interests held are in the form of a pro-rata undivided interest, or sellers’ interest, in the transferred receivables, subordinated tranches of asset-backed securities, interest-only strips, discount receivables, and subordinated interests in accrued interest and fees in securitized receivables. We consolidated the SPE as of January 1, 2010 as we are deemed the primary beneficiary of the entity based upon our level of continuing involvement. Our role as primary servicer gives us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of retained interests gives us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. Accordingly, all retained interests held in the credit card SPE are eliminated in consolidation. The underlying assets of the consolidated SPE are restricted only for payment of the beneficial interest issued by the SPE. We are not required to nor have we provided additional financial support to the SPE. Additionally, creditors of the SPE have no direct recourse to PNC.

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

The credit risk transfer agreement associated with this transaction is no longer outstanding as a result of certain actions taken by us and the independent third-party in 2009. Refer to our 2009 Form 10-K for further details of these actions. We continue to hold all asset-backed securities issued by the SPE and are also the depositor in this transaction. As a result, we are deemed the primary beneficiary of the SPE. Our rights as depositor give us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of all asset-backed securities gives us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. Accordingly, this SPE is consolidated and all of the entity’s assets, liabilities, and equity associated with the securities held by us are intercompany balances and are eliminated in consolidation. The underlying assets of the consolidated SPE are restricted only for payment of the asset-backed securities issued by the SPE. We are not required to nor have we provided additional financial support to the SPE.

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

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At June 30, 2010, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

In millions	June 30 2010	December 31 2009
Commercial	$54,232	$54,818
Commercial real estate	20,364	23,131
Consumer	55,279	53,582
Residential real estate	17,837	19,810
Equipment lease financing	6,630	6,202
Total loans (a)	$154,342	$157,543
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.8 billion and $3.2 billion at June 30, 2010 and December 31, 2009, respectively.

Future accretable discounts related to purchased impaired loans are not included in loans outstanding.

At June 30, 2010, we pledged $14.7 billion of loans to the Federal Reserve Bank and $27.0 billion of loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2009 were $18.8 billion and $32.6 billion, respectively.

Certain loans are accounted for at fair value with changes in the fair value reported in current period earnings. The fair value of these loans was $110 million, or less than 1% of the total loan portfolio, at June 30, 2010.

Net Unfunded Credit Commitments

In millions	June 30 2010	December 31 2009
Commercial and commercial real estate (a) (b)	$56,854	$60,143
Home equity lines of credit	19,973	20,367
Consumer credit card line and other unsecured lines	17,833	18,800
Other	1,115	1,485
Total	$95,775	$100,795
(a)	Amount related to purchased customer receivables totaled $2.7 billion at June 30, 2010 due to the January 1, 2010 consolidation of Market Street.
(b)	Amount related to Market Street totaled $5.6 billion at December 31, 2009. This amount was eliminated as of June 30, 2010 due to the consolidation of Market Street.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At June 30, 2010 commercial commitments are reported net of $14.7 billion of participations, assignments and syndications, primarily to financial institutions. The comparable amount at December 31, 2009 was $13.2 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment. Consumer home equity lines of credit accounted for 53% of consumer unfunded credit commitments at June 30, 2010.

NOTE 5 ASSET QUALITY

The following amounts exclude purchased impaired loans acquired in connection with the December 31, 2008 National City acquisition. See Note 6 Purchased Impaired Loans Related to National City for further information.

Nonperforming Assets

Dollars in millions	June 30, 2010	December 31, 2009
Nonaccrual loans
Commercial	$1,693	$1,806
Commercial real estate	2,081	2,140
Equipment lease financing	114	130
TOTAL COMMERCIAL LENDING	3,888	4,076
Consumer
Home equity	405	356
Other	25	36
Total consumer	430	392
Residential real estate
Residential mortgage	713	955
Residential construction	79	248
Total residential real estate	792	1,203
TOTAL CONSUMER LENDING	1,222	1,595
Total nonaccrual/nonperforming loans	5,110	5,671
Foreclosed and other assets
Commercial lending	293	266
Consumer lending	501	379
Total foreclosed and other assets	794	645
Total nonperforming assets	$5,904	$6,316
Nonperforming loans to total loans	3.31%	3.60%
Nonperforming assets to total loans and foreclosed and other assets	3.81	3.99
Nonperforming assets to total assets	2.26	2.34

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation are considered troubled debt restructurings (TDRs). TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonperforming loans in the table above include TDRs of $500 million at June 30, 2010 and $440 million at December 31, 2009.

TDRs returned to performing (accrual) status totaled $329 million at June 30, 2010 and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of performance under the modified terms.

In addition, credit cards and certain small business and consumer credit agreements whose terms have been modified totaled $290 million at June 30, 2010 and are excluded from

TDRs and nonperforming loans. Our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as these loans are directly charged off in the period that they become 180 days past due.

Net interest income less the provision for credit losses was $3.2 billion for the first six months of 2010 compared with $2.5 billion for the first six months of 2009. Comparable amounts for the second quarter of 2010 and the second quarter of 2009 were $1.6 billion and $1.1 billion, respectively.

Rollforward of Allowance for Loan and

Lease Losses

In millions	2010	2009
January 1	$5,072	$3,917
Charge-offs	(1,812)	(1,393)
Recoveries	281	167
Net charge-offs	(1,531)	(1,226)
Provision for credit losses	1,574	1,967
Acquired allowance (a)		(114)
Adoption of ASU 2009-17, Consolidations	141
Other	2
Net change in allowance for unfunded loan commitments and letters of credit	78	25
June 30	$5,336	$4,569
(a)	Reflects adjustments to the National City allowance acquired December 31, 2008 due to additional impairment of loans effective at that date.

Rollforward of Allowance for Unfunded Loan

Commitments and Letters of Credit

In millions	2010	2009
January 1	$296	$344
Net change in allowance for unfunded loan commitments and letters of credit	(78)	(25)
June 30	$218	$319

Originated Impaired Loans exclude leases and smaller homogeneous type loans as well as purchased impaired loans related to our acquisition of National City, but include acquired loans that are impaired subsequent to acquisition. We did not recognize any interest income on Originated Impaired Loans while they were impaired in the first six months of 2010 or 2009. The following table provides further detail on Originated Impaired Loans individually evaluated for reserves and the associated allowance for loan losses:

Originated Impaired Loans (a)

In millions	June 30 2010	Dec. 31 2009
Impaired loans with an associated reserve	$3,902	$3,475
Impaired loans without an associated reserve	334	471
Total impaired loans	$4,236	$3,946
Specific allowance for credit losses	$1,146	$1,148
Average impaired loan balance (b)	$4,304	$2,909
(a)	Purchased impaired loans related to our acquisition of National City are excluded from this table and are disclosed in Note 6 Purchased Impaired Loans Related to National City.
(b)	Six-month average for 2010 and full-year average for 2009.

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

Purchased Impaired Loans

	June 30, 2010		December 31, 2009
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial (a)	$391	$599	$558	$1,016
Commercial real estate (a)	1,295	1,807	1,694	2,705
Consumer	3,277	4,635	3,457	5,097
Residential real estate	4,245	5,440	4,663	6,620
Total	$9,208	$12,481	$10,372	$15,438
(a)	Includes purchased impaired loans held for sale. The recorded investment and outstanding balance of these loans was $81 million and $87 million, respectively, at June 30, 2010. Comparable balances at December 31, 2009 were $85 million and $200 million. The reduction in the outstanding balance at June 30, 2010 reflected loan sales and payoffs during 2010.

During the first six months of 2010, the amount of purchased impaired loans decreased by a net $1.2 billion as a result of payments and other exit activities partially offset by accretion of purchase accounting discount.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows of individual commercial or pooled consumer purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to the provision for credit losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in the net present value of cash flows expected to be collected resulting from prepayments, the effect will be to reduce the yield prospectively. Subsequent decreases to the net present value of expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. During the first six months of 2010, $402 million of provision and $99 million of charge-offs were recorded on impaired loans. As of June 30, 2010, decreases in the net present value of expected cash flows of purchased impaired loans resulted in an allowance for loan and lease losses of $859 million on $7.1 billion of the impaired loans while the remaining $2.1 billion of impaired loans required no allowance as net present value of expected cash flows improved or remained the same. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

Activity for the accretable yield for the first six months of 2010 follows.

Accretable Yield

In millions	2010
January 1	$3,502
Accretion (including cash recoveries)	(762)
Net reclassifications from accretable to non-accretable	(276)
Disposals	(143)
June 30	$2,321

NOTE 7 INVESTMENT SECURITIES

Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
June 30, 2010

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,849	$245	$(1)	$8,093
Residential mortgage-backed
Agency	19,985	644	(50)	20,579
Non-agency	8,993	229	(1,587)	7,635
Commercial mortgage-backed
Agency	1,293	49		1,342
Non-agency	1,757	37	(76)	1,718
Asset-backed	1,785	28	(287)	1,526
State and municipal	1,333	59	(58)	1,334
Other debt	3,044	90	(3)	3,131
Total debt securities	46,039	1,381	(2,062)	45,358
Corporate stocks and other	492			492
Total securities available for sale	$46,531	$1,381	$(2,062)	$45,850
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,174	$203	$(1)	$4,376
Asset-backed	3,684	93	(15)	3,762
Other debt	9	1		10
Total securities held to maturity	$7,867	$297	$(16)	$8,148

December 31, 2009

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$20	$(48)	$7,520
Residential mortgage-backed
Agency	24,076	439	(77)	24,438
Non-agency	10,419	236	(2,353)	8,302
Commercial mortgage-backed
Agency	1,299	10	(12)	1,297
Non-agency	4,028	42	(222)	3,848
Asset-backed	2,019	30	(381)	1,668
State and municipal	1,346	58	(54)	1,350
Other debt	1,984	38	(7)	2,015
Total debt securities	52,719	873	(3,154)	50,438
Corporate stocks and other	360			360
Total securities available for sale	$53,079	$873	$(3,154)	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$195		$2,225
Asset-backed	3,040	109	$(13)	3,136
Other debt	159	1		160
Total securities held to maturity	$5,229	$305	$(13)	$5,521

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related.

In March 2010, we transferred $2.2 billion of available for sale commercial mortgage-backed non-agency securities to the held to maturity portfolio. The reclassification was made at fair value at the date of transfer. Net pretax unrealized gains in accumulated other comprehensive loss totaled $92 million at the transfer date and will be accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of premium on the same transferred securities, resulting in no impact on net income.

The following table presents gross unrealized loss and fair value of securities available for sale at June 30, 2010 and December 31, 2009. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of OTTI has been recognized in accumulated other comprehensive loss. The gross unrealized loss on debt securities held to maturity was $16 million at June 30, 2010 and $13 million at December 31, 2009 with the majority of positions in a continuous loss position for less than 12 months.

Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2010
Securities available for sale
Debt securities
US Treasury and government agencies			$(1)	$52	$(1)	$52
Residential mortgage-backed
Agency	$(34)	$2,117	(16)	261	(50)	2,378
Non-agency	(6)	43	(1,581)	6,385	(1,587)	6,428
Commercial mortgage-backed
Non-agency	(17)	238	(59)	412	(76)	650
Asset-backed	(6)	191	(281)	798	(287)	989
State and municipal	(1)	87	(57)	268	(58)	355
Other debt			(3)	12	(3)	12
Total	$(64)	$2,676	$(1,998)	$8,188	$(2,062)	$10,864

December 31, 2009
Securities available for sale
Debt securities
US Treasury and government agencies	$(48)	$4,015			$(48)	$4,015
Residential mortgage-backed
Agency	(76)	6,960	$(1)	$56	(77)	7,016
Non-agency	(7)	79	(2,346)	7,223	(2,353)	7,302
Commercial mortgage-backed
Agency	(12)	779			(12)	779
Non-agency	(3)	380	(219)	1,353	(222)	1,733
Asset-backed	(1)	142	(380)	1,153	(381)	1,295
State and municipal	(1)	49	(53)	285	(54)	334
Other debt	(3)	299	(4)	18	(7)	317
Total	$(151)	$12,703	$(3,003)	$10,088	$(3,154)	$22,791

Evaluating Investments for Other-than-Temporary Impairments

For the securities in the above table, as of June 30, 2010 we do not intend to sell and have determined it is not more likely than not we will be required to sell the security prior to recovery of the amortized cost basis.

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

Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

June 30, 2010	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-15%	12%
Alt-A	7-15	9
Remaining collateral expected to default
Prime	0-100%	19%
Alt-A	3-82	44
Loss severity
Prime	15-68%	42%
Alt-A	25-74	57
(a)	Collateralized by first and second-lien residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

Non-Agency Commercial Mortgage-Backed Securities

Credit losses on these securities are measured using property-level cash flow projections and forward-looking property valuations. Cash flows are projected using a detailed analysis of net operating income (NOI) by property type which, in turn, is based on the analysis of NOI performance over the past several business cycles combined with PNC’s economic outlook for the current cycle. Loss severities are based on property price projections, which are calculated using capitalization rate projections. The capitalization rate projections are based on a combination of historical capitalization rates and expected capitalization rates implied by current market activity, our outlook and relevant independent industry research, analysis and forecast. Securities exhibiting weaker performance within the model are subject to further analysis. This analysis is performed at the loan level, and includes assessing local market conditions, reserves, occupancy, rent rolls and master/special servicer details.

During the second quarter and first six months of 2010 and 2009, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Credit Losses Recognized in Earnings

	Three months ended June 30		Six months ended June 30
In millions	2010	2009	2010	2009
Available for sale securities:
Non-agency residential mortgage-backed	$(81)	$(131)	$(154)	$(248)
Commercial mortgage-backed	(3)	(1)	(3)	(6)
Asset-backed	(10)	(23)	(53)	(42)
Other debt				(4)
Marketable equity securities				(4)
Total	$(94)	$(155)	$(210)	$(304)

Summary of OTTI Noncredit Losses Included in Accumulated Other Comprehensive Loss

	Three months ended June 30		Six months ended June 30
In millions	2010	2009	2010	2009
Total	$(24)	$(298)	$(148)	$(835)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended June 30, 2010
March 31, 2010	$(540)	$(6)	$(188)	$(12)	$(746)
Loss where impairment was not previously recognized	(14)	(3)	(6)		(23)
Additional loss where credit impairment was previously recognized	(67)		(4)		(71)
June 30, 2010	$(621)	$(9)	$(198)	$(12)	$(840)

In millions	Non-agency residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended June 30, 2009
March 31, 2009	$(153)	$(5)	$(52)	$(4)	$(214)
Loss where impairment was not previously recognized	(37)	(1)	(16)		(54)
Additional loss where credit impairment was previously recognized	(94)		(7)		(101)
June 30, 2009	$(284)	$(6)	$(75)	$(4)	$(369)

In millions	Non-agency residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other debt	Total
For the six months ended June 30, 2010
December 31, 2009	$(479)	$(6)	$(145)	$(12)	$(642)
Loss where impairment was not previously recognized	(26)	(3)	(11)		(40)
Additional loss where credit impairment was previously recognized	(128)		(42)		(170)
Reduction due to credit impaired securities sold	12				12
June 30, 2010	$(621)	$(9)	$(198)	$(12)	$(840)

In millions	Non-agency residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other debt	Total
For the six months ended June 30, 2009 (a)
December 31, 2008	$(35)		$(34)		$(69)
Loss where impairment was not previously recognized	(155)	$(6)	(34)	$(4)	(199)
Additional loss where credit impairment was previously recognized	(94)		(7)		(101)
June 30, 2009	$(284)	$(6)	$(75)	$(4)	$(369)
(a)	Excludes OTTI credit losses related to equity securities totaling $4 million.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

Six months ended June 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
2010	$14,164	$297	$60	$237	$83
2009	7,993	241	3	238	83

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2010.

Contractual Maturity of Debt Securities

June 30, 2010 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$31	$3,535	$3,831	$452	$7,849
Residential mortgage-backed
Agency		26	1,019	18,940	19,985
Non-agency			44	8,949	8,993
Commercial mortgage-backed
Agency		221	1,048	24	1,293
Non-agency		59		1,698	1,757
Asset-backed		146	296	1,343	1,785
State and municipal	41	175	170	947	1,333
Other debt	6	2,565	274	199	3,044
Total debt securities available for sale	$78	$6,727	$6,682	$32,552	$46,039
Fair value	$80	$6,877	$6,943	$31,458	$45,358
Weighted-average yield, GAAP basis	3.35%	2.81%	3.52%	4.52%	4.12%
SECURITIES HELD TO MATURITY
Commercial mortgage-backed (non-agency)		$218	$71	$3,885	$4,174
Asset-backed	$100	2,756	459	369	3,684
Other debt		1	6	2	9
Total debt securities held to maturity	$100	$2,975	$536	$4,256	$7,867
Fair value	$100	$3,075	$550	$4,423	$8,148
Weighted-average yield, GAAP basis	2.20%	2.94%	1.73%	4.93%	3.92%

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of June 30, 2010:

Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

June 30, 2010
Agency mortgage-backed securities	4.0 years
Non-agency mortgage-backed securities	5.7 years
Agency Commercial mortgage-backed securities Non-agency Commercial mortgage-backed securities	6.1 years 3.5 years
Asset-backed securities	2.8 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30, 2010	December 31, 2009
Pledged to others	$25,223	$23,368
Accepted from others:
Permitted by contract or custom to sell or repledge	2,068	2,357
Permitted amount repledged to others	914	1,283

The securities pledged to others include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements, and for other purposes. The securities accepted from others that we are permitted by contract or custom to sell or repledge are a component of Federal funds sold and resale agreements on our Consolidated Balance Sheet.

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

Securities Available for Sale and Trading Securities

Securities measured at fair value include both the available for sale and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 55% of our positions, we use prices obtained from pricing services provided by the Barclay’s Capital Index and Interactive Data Corp. (IDC). For 16% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealer or market quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include using a discounted cash flow approach or, in certain instances, identifying a proxy security, market transaction or index. For certain security types, primarily non-agency residential securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at June 30, 2010, the relevant pricing service information was the predominant input.

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

Residential Mortgage Loans Held for Sale

We have elected to account for certain residential mortgage loans originated for sale on a recurring basis at fair value. At December 31, 2009, all residential mortgage loans held for sale were at fair value. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2.

Residential Mortgage Servicing Rights

Residential mortgage servicing rights (MSRs) are carried at fair value on a recurring basis. Currently, these residential MSRs do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the precise terms and conditions typically would not be available. Accordingly, management determines the fair value of its residential MSRs using a discounted cash flow model incorporating assumptions about loan prepayment rates, discount rates, servicing costs, and other economic factors. As part of the pricing process, management compares its fair value estimates to third-party valuations on a quarterly basis to assess the reasonableness of the fair values calculated by its internal valuation models. Due to the nature of the valuation inputs, residential MSRs are classified as Level 3.

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

BlackRock Series C Preferred Stock

We have elected to account for the 2.9 million shares of the BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. The Series C Preferred Stock economically hedges the BlackRock LTIP liability that is accounted for as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the LTIP obligation. Due to the significance of unobservable inputs, this security is classified as Level 3.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Fair Value Measurements – Summary

	June 30, 2010				December 31, 2009
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$7,540	$553		$8,093	$7,026	$494		$7,520
Residential mortgage-backed
Agency		20,579		20,579		24,433	$5	24,438
Non-Agency			$7,635	7,635			8,302	8,302
Commercial mortgage-backed
Agency		1,342		1,342		1,297		1,297
Non-Agency		1,718		1,718		3,842	6	3,848
Asset-backed		376	1,150	1,526		414	1,254	1,668
State and municipal		1,097	237	1,334		1,084	266	1,350
Other debt		3,049	82	3,131		1,962	53	2,015
Total debt securities	7,540	28,714	9,104	45,358	7,026	33,526	9,886	50,438
Corporate stocks and other	276	169	47	492	230	83	47	360
Total securities available for sale	7,816	28,883	9,151	45,850	7,256	33,609	9,933	50,798
Financial derivatives (a) (b)
Interest rate contracts	62	6,064	80	6,206	25	3,630	47	3,702
Other contracts		204	5	209	2	209	3	214
Total financial derivatives	62	6,268	85	6,415	27	3,839	50	3,916
Residential mortgage loans held for sale (c)		1,220		1,220		1,012		1,012
Trading securities (d)
Debt (e)	447	320	73	840	1,690	299	89	2,078
Equity	42			42	46			46
Total trading securities	489	320	73	882	1,736	299	89	2,124
Residential mortgage servicing rights (f)			963	963			1,332	1,332
Commercial mortgage loans held for sale (c)			1,036	1,036			1,050	1,050
Equity investments
Direct investments			650	650			595	595
Indirect investments (g)			618	618			593	593
Total equity investments			1,268	1,268			1,188	1,188
Customer resale agreements (h)		915		915		990		990
Loans (i)		110		110		107		107
Other assets
BlackRock Series C Preferred Stock (j)			298	298			486	486
Other		422	7	429		207	23	230
Total other assets		422	305	727		207	509	716
Total assets	$8,367	$38,138	$12,881	$59,386	$9,019	$40,063	$14,151	$63,233
Liabilities
Financial derivatives (b) (k)
Interest rate contracts	$16	$4,515	$51	$4,582	$2	$3,185	$18	$3,205
BlackRock LTIP			298	298			486	486
Other contracts		151	6	157		146	2	148
Total financial derivatives	16	4,666	355	5,037	2	3,331	506	3,839
Trading securities sold short (l)
Debt (e)	939			939	1,288	42		1,330
Equity					14			14
Total trading securities sold short	939			939	1,302	42		1,344
Other liabilities		2		2		6		6
Total liabilities	$955	$4,668	$355	$5,978	$1,304	$3,379	$506	$5,189
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at June 30, 2010 and December 31, 2009 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At June 30, 2010 and December 31, 2009, respectively, the net asset amounts were $3.163 billion and $2.047 billion and the net liability amounts were $2.078 billion and $1.733 billion.

(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $4 million at June 30, 2010 and $9 million at December 31, 2009.
(e)	Comprised primarily of US Treasury and government agencies securities.
(f)	Included in Other intangible assets on our Consolidated Balance Sheet.
(g)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.
(h)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(i)	Included in Loans on our Consolidated Balance Sheet. PNC has elected the fair value option for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(j)	PNC has elected the fair value option for these shares.
(k)	Included in Other liabilities on our Consolidated Balance Sheet.
(l)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and six months ended June 30, 2010 and 2009 follow.

Three Months Ended June 30, 2010

		Total realized / unrealized gains or losses (a)						(*) Attributable to unrealized gains or losses related to assets and liabilities held at June 30, 2010
Level 3 Instruments Only In millions	March 31, 2010	Included in earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	June 30, 2010

Assets
Securities available for sale
Residential mortgage-backed non-agency	$7,710	$(81)	$57	$(49)		$(2)	$7,635	$(81)
Commercial mortgage-backed non-agency	3					(3)
Asset-backed	1,187	(10)	19	(46)			1,150	(10)
State and municipal	272	5	(11)	(29)			237
Other debt	83		1	(2)			82
Corporate stocks and other	47						47
Total securities available for sale	9,302	(86)	66	(126)		(5)	9,151	(91)
Financial derivatives	86	6		(7)			85	58
Trading securities—Debt	77	1		(5)			73
Residential mortgage servicing rights	1,271	(288)		(20)			963	(291)
Commercial mortgage loans held for sale	1,041	13		(18)			1,036	14
Equity investments
Direct investments	602	63		(15)			650	58
Indirect investments	606	24		(12)			618	22
Total equity investments	1,208	87		(27)			1,268	80
Other assets
BlackRock Series C Preferred Stock	452	(154)					298
Other	9		(1)	(1)			7
Total other assets	461	(154)	(1)	(1)			305
Total assets	$13,446	$(421)	$65	$(204)		$(5)	$12,881	$(230)
Total liabilities (c)	$494	$(159)		$19	$1		$355	$50

Three Months Ended June 30, 2009

		Total realized / unrealized gains or losses (a)					(*) Attributable to unrealized gains or losses related to assets and liabilities held at June 30, 2009
Level 3 Instruments Only In millions	March 31, 2009	Included in earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3, net (b)	June 30, 2009

Assets
Securities available for sale
Residential mortgage-backed agency	$6		$(1)			$5
Residential mortgage-backed non-agency	9,281	$(131)	103	$(239)		9,014	$(131)
Commercial mortgage-backed non-agency	3,428	(1)	274	(43)		3,658	(1)
Asset-backed	1,319	(23)	(79)	(5)		1,212	(23)
State and municipal	291		1	(16)		276
Other debt	51			2		53
Corporate stocks and other	53		(3)			50
Total securities available for sale	14,429	(155)	295	(301)		14,268	(155)
Financial derivatives	175	(52)		1	$1	125	(50)
Trading securities
Debt	87	3		12	(5)	97	3
Equity	25	3		3	(2)	29	1
Total trading securities	112	6		15	(7)	126	4
Residential mortgage servicing rights	1,052	417		(10)		1,459	408
Commercial mortgage loans held for sale	1,245	(20)		(46)		1,179	(19)
Equity investments	1,135	(14)		40	(1)	1,160	(6)
Other assets
BlackRock Series C Preferred Stock	272	95				367	95
Other	38	2	(1)	(1)		38	2
Total other assets	310	97	(1)	(1)		405	97
Total assets	$18,458	$279	$294	$(302)	$(7)	$18,722	$279
Total liabilities (c)	$312	$94	$7	$1		$414	$94
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Six Months Ended June 30, 2010

		Total realized / unrealized gains or losses (a)						(*) Attributable to unrealized gains or losses related to assets and liabilities held at June 30, 2010
Level 3 Instruments Only In millions	December 31, 2009	Included in earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	June 30, 2010

Assets
Securities available for sale
Residential mortgage-backed agency	$5			$(5)
Residential mortgage-backed non-agency	8,302	$(182)	$(20)	(463)		$(2)	$7,635	$(154)
Commercial mortgage-backed non-agency	6				$2	(8)
Asset-backed	1,254	(53)	32	(83)			1,150	(53)
State and municipal	266	5	(17)	(18)	1		237
Other debt	53		4	(4)	29		82
Corporate stocks and other	47		(1)	1			47
Total securities available for sale	9,933	(230)	(2)	(572)	32	(10)	9,151	(207)
Financial derivatives	50	42		(7)			85	76
Trading securities—Debt	89	(3)		(13)			73	(4)
Residential mortgage servicing rights	1,332	(323)		(46)			963	(324)
Commercial mortgage loans held for sale	1,050	22		(36)			1,036	20
Equity investments
Direct investments	595	88		(33)			650	73
Indirect investments	593	41		(16)			618	33
Total equity investments	1,188	129		(49)			1,268	106
Other assets
BlackRock Series C Preferred Stock	486	(184)		(4)			298
Other	23		(4)	(12)			7
Total other assets	509	(184)	(4)	(16)			305
Total assets	$14,151	$(547)	$(6)	$(739)	$32	$(10)	$12,881	$(333)
Total liabilities (c)	$506	$(173)		$21	$1		$355	$48

Six Months Ended June 30, 2009

									(*) Attributable to unrealized gains or losses related to assets and liabilities held at June 30, 2009

				Total realized / unrealized gains or losses (a)
Level 3 Instruments Only In millions	Dec. 31, 2008	National City Acquisition	Balance, January 1, 2009	Included in earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3, net (b)	June 30, 2009

Assets
Securities available for sale
Residential mortgage-backed agency		$7	$7		$(2)			$5
Residential mortgage-backed non-agency	$3,304	899	4,203	$(248)	583	$(214)	$4,690	9,014	$(248)
Commercial mortgage-backed non-agency	337		337	(6)	325	(44)	3,046	3,658	(6)
Asset-backed	833	59	892	(42)	(92)	(12)	466	1,212	(42)
State and municipal	271	50	321		3	(22)	(26)	276
Other debt	34	48	82	(3)	(3)	(23)		53	(3)
Corporate stocks and other	58		58		(6)	(2)		50
Total securities available for sale	4,837	1,063	5,900	(299)	808	(317)	8,176	14,268	(299)
Financial derivatives	125	35	160	110		(149)	4	125	9
Trading securities
Debt	56	26	82	(2)		22	(5)	97	2
Equity	17	6	23	1		3	2	29	(2)
Total trading securities	73	32	105	(1)		25	(3)	126
Residential mortgage servicing rights	6	1,019	1,025	419		15		1,459	403
Commercial mortgage loans held for sale	1,400	1	1,401	(78)		(144)		1,179	(72)
Equity investments	571	610	1,181	(79)		59	(1)	1,160	(74)
Other assets
BlackRock Series C Preferred Stock				156		211		367	156
Other		40	40	11	(12)	(1)		38	11
Total other assets		40	40	167	(12)	210		405	167
Total assets	$7,012	$2,800	$9,812	$239	$796	$(301)	$8,176	$18,722	$134
Total liabilities (c)	$22	$16	$38	$155	$1	$220		$414	$158
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Net losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $374 million for the first six months of 2010 compared with net gains of $84 million for the first six months of 2009. The net losses (realized and unrealized) for the second quarter of 2010 were $262 million compared with net gains of $185 million for the second quarter of 2009. These amounts included net unrealized losses of $381 million and $280 million, respectively, for the 2010 periods. The comparable amounts for the 2009 periods were net unrealized losses of $24 million and net unrealized gains of $185 million, respectively. These amounts were included in noninterest income on the Consolidated Income Statement.

During the first six months of 2010, no material transfers of assets or liabilities between the hierarchy levels occurred.

During the first six months of 2009, securities transferred into Level 3 from Level 2 exceeded securities transferred out by $8.2 billion. These primarily related to non-agency residential and commercial mortgage-backed securities where management determined that the volume and level of market activity for these assets had significantly decreased. Other Level 3 assets include commercial mortgage loans held for sale, certain equity securities, auction rate securities, corporate debt securities, certain private-issuer asset-backed securities, private equity investments, certain derivative instruments, residential mortgage servicing rights and other assets.

Interest income earned from trading securities totaled $25 million in both the first six months of 2010 and 2009. For the second quarter of 2010 and 2009, interest income related to trading securities totaled $11 million and $15 million, respectively. These amounts are included in other interest income on the Consolidated Income Statement.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the net book value of the asset from its most recent financial statements if no appraisal is available. If the net book value is utilized, LGD collateral recovery rates are employed, by collateral type, in calculating disposition costs to arrive at an adjusted fair value. If an appraisal is outdated due to changed project or market conditions, values based on the LGD recovery rates are used pending receipt of an updated appraisal. The amounts below for loans held for sale represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or based on an observable market price, which often results in significant management assumptions and input with respect to the determination of fair value. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial mortgage servicing rights reflect an impairment of one stratum at June 30, 2010 while no strata were impaired at December 31, 2009 and June 30, 2009. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds. Annually, this model is subject to an internal review process to validate controls and model results.

Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2010	December 31 2009	June 30 2010	June 30 2009	June 30 2010	June 30 2009
Assets
Nonaccrual loans	$922	$939	$26	$(181)		$(249)
Loans held for sale	178	168	(78)	3	$(78)	(2)
Equity investments (b)	7	154		(12)		(55)
Commercial mortgage servicing rights (c)	195		(14)		(18)
Other intangible assets	1	1
Foreclosed and other assets	201	108	(35)	(24)	(58)	(40)
Long-lived assets held for sale	19	30	(4)	(1)	(13)	(1)
Total assets	$1,523	$1,400	$(105)	$(215)	$(167)	$(347)
(a)	All Level 3 except $2 million and $5 million in loans held for sale which were Level 2 at June 30, 2010 and December 31, 2009, respectively.
(b)	Includes LIHTC and other equity investments.
(c)	One stratum at fair value at June 30, 2010 and no strata at fair value at December 31, 2009. During the first half of 2009, we recorded a $35 million recovery of previous impairment on commercial mortgage servicing rights. Refer to Note 9 Goodwill and Other Intangible Assets for additional information.

Fair Value Option

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the second quarter and first six months of 2010 and the second quarter and first six months of 2009 were not material. The changes in fair value of these loans were partially offset by changes in the fair value of the related financial derivatives that economically hedged these loans.

Residential Mortgage Loans Held for Sale

Throughout 2010 and 2009, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for the second quarter and first six months of 2010 and the second quarter and first six months of 2009 were not material.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in other interest income. Changes in fair value due to instrument-specific credit risk for both the second quarter and first six months of 2010 and the second quarter and first six months of 2009 were not material.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2010	June 30 2009	June 30 2010	June 30 2009
Assets
Customer resale agreements	$7	$(18)	$8	$(25)
Commercial mortgage loans held for sale	13	(20)	22	(78)
Residential mortgage loans held for sale	94	129	140	248
Residential mortgage loans – portfolio	1	(1)	3	(4)
BlackRock Series C Preferred Stock	(154)	95	(184)	156
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2010
Customer resale agreements	$915	$845	$70
Residential mortgage loans held for sale
Performing loans	1,199	1,176	23
Loans 90 days or more past due	20	28	(8)
Nonaccrual loans	1	5	(4)
Total	1,220	1,209	11
Commercial mortgage loans held for sale (a)
Performing loans	1,010	1,192	(182)
Nonaccrual loans	26	40	(14)
Total	1,036	1,232	(196)
Residential mortgage loans – portfolio
Performing loans	35	37	(2)
Loans 90 days or more past due	56	57	(1)
Nonaccrual loans	18	31	(13)
Total	$109	$125	$(16)
December 31, 2009
Customer resale agreements	$990	$925	$65
Residential mortgage loans held for sale
Performing loans	971	977	(6)
Loans 90 days or more past due	40	50	(10)
Nonaccrual loans	1	9	(8)
Total	1,012	1,036	(24)
Commercial mortgage loans held for sale (a)
Performing loans	1,023	1,235	(212)
Nonaccrual loans	27	41	(14)
Total	1,050	1,276	(226)
Residential mortgage loans – portfolio
Performing loans	25	27	(2)
Loans 90 days or more past due	51	54	(3)
Nonaccrual loans	12	23	(11)
Total	$88	$104	$(16)
(a)	There were no loans 90 days or more past due within this category at June 30, 2010 or December 31, 2009.

ADDITIONAL FAIR VALUE INFORMATION RELATED TO FINANCIAL INSTRUMENTS

	June 30, 2010		December 31, 2009
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$12,132	$12,132	$12,248	$12,248
Trading securities	882	882	2,124	2,124
Investment securities	53,717	53,998	56,027	56,319
Loans held for sale	2,756	2,746	2,539	2,597
Net loans (excludes leases)	142,377	142,785	146,270	145,014
Other assets	4,445	4,445	4,883	4,883
Mortgage and other loan servicing rights	1,685	1,703	2,253	2,352
Financial derivatives
Designated as hedging instruments under GAAP	1,540	1,540	739	739
Not designated as hedging instruments under GAAP	4,875	4,875	3,177	3,177

Liabilities
Demand, savings and money market deposits	132,786	132,786	132,645	132,645
Time deposits	46,013	45,676	54,277	54,534
Borrowed funds	40,777	39,848	39,621	39,977
Financial derivatives
Designated as hedging instruments under GAAP	29	29	95	95
Not designated as hedging instruments under GAAP	5,008	5,008	3,744	3,744
Unfunded loan commitments and letters of credit	207	207	290	290

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

CASH AND SHORT-TERM ASSETS

The carrying amounts reported on our Consolidated Balance Sheet for cash and short-term investments approximate fair values primarily due to their short-term nature. For purposes of this disclosure only, short-term assets include the following:

•	due from banks,
•	interest-earning deposits with banks,
•	federal funds sold and resale agreements,
•	cash collateral (excluding cash collateral netted against derivative fair values),
•	customers’ acceptance liability, and
•	accrued interest receivable.

SECURITIES

Securities include both the investment securities and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 55% of our positions, we use prices obtained from pricing services provided by the Barclay’s Capital Index and Interactive Data Corp. (IDC). For 16% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations.

NET LOANS AND LOANS HELD FOR SALE

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. For revolving home equity loans and commercial credit lines, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. Non-accrual loans are valued at their estimated recovery value. Also refer to the Fair Value Measurement and Fair Value Option sections of this Note 8 regarding the fair value of commercial and residential mortgage loans held for sale. Loans are presented net of the allowance for loan and lease losses and do not include future accretable discounts related to purchased impaired loans.

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

Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The aggregate carrying value of our equity investments carried at cost and FHLB and FRB stock was $2.5 billion at June 30, 2010 and $2.6 billion as of December 31, 2009, both of which approximate fair value at each date.

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

The key valuation assumptions for commercial and residential mortgage loan servicing assets at June 30, 2010 and December 31, 2009 are included in Note 9 Goodwill and Other Intangible Assets.

CUSTOMER RESALE AGREEMENTS

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of customer resale agreements.

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

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first six months of 2010 follow:

Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Black- Rock	Residential Mortgage Banking	Other (b)	Total
January 1, 2010	$5,369	$2,756	$68	$26	$43	$1,243	$9,505
Acquisition-related	(51)	(17)	(4)			(10)	(82)
BlackRock				(13)			(13)
June 30, 2010	$5,318	$2,739	$64	$13	$43	$1,233	$9,410
(a)	The Distressed Assets Portfolio business segment does not have any goodwill allocated to it.
(b)	Represents goodwill related to GIS, which is no longer a reportable business segment. This goodwill was eliminated with the sale of GIS on July 1, 2010.

Changes in goodwill and other intangible assets during the first six months of 2010 follow:

Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
January 1, 2010	$9,505	$1,145	$2,259
Additions/adjustments:
Acquisition-related	(82)
Mortgage and other loan servicing rights			(321)
BlackRock	(13)
Sale of servicing rights			(192)
Impairment charge			(18)
Amortization		(106)	(39)
June 30, 2010	$9,410	$1,039	$1,689

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

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	June 30 2010	December 31 2009
Customer-related and other intangibles
Gross carrying amount	$1,741	$1,742
Accumulated amortization	(702)	(597)
Net carrying amount	$1,039	$1,145
Mortgage and other loan servicing rights
Gross carrying amount	$2,188	$2,729
Valuation allowance	(18)
Accumulated amortization	(481)	(470)
Net carrying amount	$1,689	$2,259
Total	$2,728	$3,404

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from less than one year to 11 years, with a weighted-average remaining useful life of 10 years.

Amortization expense on existing intangible assets, net of impairment reversal (charge) follows:

Amortization Expense on Existing Intangible Assets

In millions
Six months ended June 30, 2010 (a)	$125
Six months ended June 30, 2009 (a)	146
Remainder of 2010	127
2011	242
2012	216
2013	211
2014	193
2015	176
(a)	Amortization expense on intangible assets is net of impairment reversal (charge).

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2010	2009
January 1	$921	$864
Additions	48	60
Acquisition adjustment		(7)
Sale of servicing rights	(192)
Impairment (charge) reversal	(18)	35
Amortization expense	(37)	(57)
June 30	$722	$895

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

Changes in the residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights

In millions	2010	2009
January 1	$1,332	$1,008
Additions:
From loans sold with servicing retained	42	173
Changes in fair value due to:
Time and payoffs (a)	(88)	(158)
Purchase accounting adjustments		17
Other (b)	(323)	419
June 30	$963	$1,459
Unpaid principal balance of loans serviced for others at June 30	$137,399	$161,849
(a)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.
(b)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

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

The fair value of residential and commercial MSRs and significant inputs to the valuation model as of June 30, 2010 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the fair value. Management uses internal proprietary models to estimate future loan prepayments. These models use empirical data drawn from the historical performance of our managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Consistent with the pricing of capital market instruments, management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Commercial Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	June 30, 2010	Dec. 31, 2009
Fair value	$740	$1,020
Weighted-average life (years)	7.1	7.8
Weighted-average constant prepayment rate	5%-20%	6%-19%
Decline in fair value from 10% adverse change	$7.3	$9.7
Decline in fair value from 20% adverse change	$14.2	$18.8
Spread over forward interest rate swap rates	6%-9%	7%-9%
Decline in fair value from 10% adverse change	$19.7	$24.6
Decline in fair value from 20% adverse change	$39.3	$49.3

Residential Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	June 30, 2010	Dec. 31, 2009
Fair value	$963	$1,332
Weighted-average life (years)	3.2	4.5
Weighted-average constant prepayment rate	16.69%	19.92%
Decline in fair value from 10% adverse change	$36	$56
Decline in fair value from 20% adverse change	$68	$109
Spread over forward interest rate swap rates	12.20%	12.16%
Decline in fair value from 10% adverse change	$37	$55
Decline in fair value from 20% adverse change	$72	$106

Revenue from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees, and ancillary fees follows:

Revenue from Mortgage and Other Loan Servicing

In millions	2010	2009
Six months ended June 30	$356	$426
Three months ended June 30	174	218

We also generate servicing revenue from fee-based activities provided to others.

Revenue from commercial mortgage servicing rights, residential mortgage servicing rights and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

NOTE 10 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND PERPETUAL TRUST SECURITIES

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

In February 2008, PNC Preferred Funding LLC (the LLC), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable

Perpetual Trust Securities of PNC Preferred Funding Trust III (Trust III) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the LLC Preferred Securities). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the Trust II Securities) of PNC Preferred Funding Trust II (Trust II) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the Trust I Securities) of PNC Preferred Funding Trust I (Trust I) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a noncontrolling interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This noncontrolling interest totaled $1.3 billion at June 30, 2010.

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

The sale of GIS affected GIS participants in the pension and postretirement plans. At closing, all GIS participants were vested in their benefits under the pension plan and their active participation in such plan was terminated. However, certain GIS employees will continue to accrue service towards earning their retiree medical benefit. These changes will not have a significant impact on any of the plans.

The components of our net periodic pension and post-retirement benefit cost for the second quarter and first half of 2010 and 2009 were as follows:

Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended June 30 In millions	2010	2009	2010	2009	2010	2009
Net periodic cost consists of:
Service cost	$28	$22			$1	$1
Interest cost	50	49	$4	$4	5	5
Expected return on plan assets	(71)	(64)
Amortization of prior service cost	(2)					(1)
Amortization of actuarial losses	8	21	1
Net periodic cost (benefit)	$13	$28	$5	$4	$6	$5

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Six months ended June 30 In millions	2010	2009	2010	2009	2010	2009
Net periodic cost consists of:
Service cost	$51	$45	$1	$1	$2	$2
Interest cost	102	103	7	7	10	10
Expected return on plan assets	(143)	(130)
Amortization of prior service cost	(4)	(1)			(1)	(2)
Amortization of actuarial losses	17	42	2	1
Net periodic cost (benefit)	$23	$59	$10	$9	$11	$10

STOCK-BASED COMPENSATION PLANS

As more fully described in Note 16 Stock-Based Compensation Plans in our 2009 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of June 30, 2010, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first six months of 2010 and 2009 was $48 million and $26 million, respectively.

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

Stock Option Expense – Option Pricing Models Assumptions

Weighted-average for the six months ended June 30	2010	2009
Risk-free interest rate	2.9%	1.9%
Dividend yield	0.7	3.6
Volatility	32.7	27.2
Expected life	6.0 yrs.	5.6 yrs.
Grant-date fair value	$19.58	$5.56

Stock Option Information

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2009	18,496	$56.10	1,522	$637.64	20,018	$100.32
Granted	2,698	56.79			2,698	56.79
Exercised	(256)	45.83			(256)	45.83
Cancelled	(452)	57.31	(229)	509.42	(681)	209.22
Outstanding at June 30, 2010	20,486	$56.30	1,293	$660.34	21,779	$92.16
Exercisable at June 30, 2010	12,608	$62.26	1,293	$660.34	13,901	$117.89

During the first six months of 2010 we issued 253,000 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

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

Summary of Nonvested Incentive/Performance Unit and Restricted Stock/Unit Shares Activity

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
Dec. 31, 2009	285	$66.45	2,213	$53.45
Granted	189	53.78	620	54.51
Vested/Released	(128)	74.96	(449)	72.68
Forfeited	(3)	53.78	(44)	48.45
June 30, 2010	343	$56.43	2,340	$50.14

In the chart above, the unit shares and related weighted-average grant-date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At June 30, 2010, there was $62 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain members of management. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based, service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of June 30, 2010, there were 489,184 of these cash-payable restricted share units outstanding.

During the third quarter of 2009, we entered into an agreement with certain of our executives regarding a portion of their salary to be payable in stock units. These units, which are cash-payable, have no future service, market or performance criteria and as such are fully expensed at grant date. These units will be settled in cash on March 31, 2011. We eliminated the granting of any future salary payable in stock units beginning March 2010. As of June 30, 2010, there were 280,174 of these units outstanding, with a current market value of $16 million.

Summary of Nonvested, Cash-Payable Restricted Share Unit Activity

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,001
Granted	316
Vested and Released	(181)
Forfeited	(19)
Outstanding at June 30, 2010	1,117	$63,126

NOTE 12 FINANCIAL DERIVATIVES

We use derivative financial instruments (derivatives) primarily to help manage exposure to interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. We also enter into derivatives with customers to facilitate their risk management activities.

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and it is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate, commonly LIBOR, security price, credit spread or other index. Certain contracts and commitments, such as residential and commercial real estate loan commitments associated with loans to be sold, also qualify as derivative instruments.

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on a net basis taking into consideration the effects of legally enforceable master netting agreements. Cash collateral exchanged with counterparties is also netted against the applicable derivative fair values.

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

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow June 30, 2010, we expect to reclassify from the amount currently reported in accumulated other comprehensive income net derivative gains of $274 million pretax, or $178 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge dedesignations, and the addition of other hedges subsequent to June 30, 2010. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of debt securities classified as available for sale. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow June 30, 2010, we expect to reclassify from the amount currently reported in accumulated other comprehensive loss, net derivative gains of $37 million pretax, or $24 million after- tax, as adjustments of yield on securities available for sale. The maximum length of time we are hedging forecasted purchases is three months. There were no amounts in accumulated other comprehensive income related to the forecasted sale of securities at June 30, 2010.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first six months of 2010 and 2009, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Fair Value Hedges

We enter into receive-fixed, pay-variable interest rate swaps to hedge changes in the fair value of outstanding fixed-rate debt and borrowings caused by fluctuations in market interest rates. The specific products hedged include bank notes, Federal Home Loan Bank borrowings, and senior and subordinated debt. We also enter into pay-fixed, receive- variable interest rate swaps to hedge changes in the fair value of fixed rate investment securities caused by fluctuations in market interest rates. The specific products hedged include US Treasury and government agency securities. For these hedge relationships, we use statistical regression analysis to assess hedge effectiveness at both the inception of the hedge relationship and on an ongoing basis. There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness.

Further detail regarding the notional amounts, fair values and gains and losses recognized related to derivatives used in fair value and cash flow hedge strategies is presented in the tables that follow.

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in net gains of $4 million for the first six months of 2010 compared with net losses of $3 million for the first six months of 2009.

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

The derivatives portfolio also includes derivatives used for other risk management activities. These derivatives are entered into based on stated risk management objectives taking into consideration market expectations and the potential to benefit from price differentials between financial instruments and the market.

This segment of the portfolio includes credit default swaps (CDS) used to mitigate the risk of economic loss on a portion of our loan exposure. We also sell loss protection to mitigate the net premium cost and the impact of mark-to-market accounting on CDS purchases to hedge the loan portfolio. The fair values of these derivatives typically are based on related credit spreads. Gains and losses on the derivatives entered into for other risk management are included in other noninterest income.

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. At June 30, 2010, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $10 million compared with $15 million at December 31, 2009. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

Further detail regarding the derivatives not designated in hedging relationships is presented in the tables that follow.

Derivative Counterparty Credit Risk

By purchasing and writing derivative contracts we are exposed to credit risk. We seek to minimize credit risk through credit approvals, limits, monitoring procedures, executing master netting agreements and collateral requirements. We generally enter into transactions with counterparties that carry high quality credit ratings. Nonperformance risk including credit risk is included in the determination of the estimated net fair value.

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At June 30, 2010, we held cash, US government securities and mortgage-backed securities totaling $949 million under these agreements. We pledged cash of $802 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, cash pledged is included in Other assets and cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. We may obtain collateral based on our assessment of the customer’s credit quality.

We periodically enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts. Risk participation agreements are included in the derivatives table that follows. Our exposure related to risk participations where we sold protection is discussed in the Credit Derivatives section below.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2010 was $963 million for which PNC had posted collateral of $798 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2010, would be an additional $165 million.

Derivatives Total Notional or Contractual Amounts and Estimated Net Fair Values

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$20,479	$530	$6,394	$32			$7,011	$95
Fair value hedges	11,520	1,010	13,048	707	$436	$29
Total derivatives designated as hedging instruments	$31,999	$1,540	$19,442	$739	$436	$29	$7,011	$95
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$148,374	$1,550	$88,593	$651	$68,647	$1,284	$42,874	$766
Loan sales
Interest rate contracts	6,747	53	4,251	39	3,771	55	1,977	14
Subtotal	$155,121	$1,603	$92,844	$690	$72,418	$1,339	$44,851	$780
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$1,328	$77	$2,128	$67	$1,896	$150	$1,553	$74
Credit contracts:
Credit default swaps	235	25	410	59	50	5	50	7
Subtotal	$1,563	$102	$2,538	$126	$1,946	$155	$1,603	$81
Derivatives used for customer- related activities:
Interest rate contracts	$48,855	$2,978	$51,270	$2,193	$51,162	$3,058	$49,659	$2,237
Foreign exchange contracts	4,336	145	4,168	122	3,438	126	3,834	108
Equity contracts	212	19	195	16	121	18	156	16
Credit contracts:
Risk participation agreements	1,245	4	1,091	3	1,595	3	1,728	2
Subtotal	$54,648	$3,146	$56,724	$2,334	$56,316	$3,205	$55,377	$2,363
Derivatives used for other risk management activities:
Interest rate contracts	$664	$8	$3,222	$13	$609	$6	$2,360	$19
Foreign exchange contracts	37	4	39	1			2
Credit contracts:
Credit default swaps	451	12	516	13	431	5	612	15
Other contracts (c)					209	298	211	486
Subtotal	$1,152	$24	$3,777	$27	$1,249	$309	$3,185	$520
Total derivatives not designated as hedging instruments	$212,484	$4,875	$155,883	$3,177	$131,929	$5,008	$105,016	$3,744
Total Gross Derivatives	$244,483	$6,415	$175,325	$3,916	$132,365	$5,037	$112,027	$3,839
Less: Legally enforceable master netting agreements		2,508		1,600		2,508		1,600
Less: Cash collateral		744		269		451		506
Total Net Derivatives		$3,163		$2,047		$2,078		$1,733
(a)	Included in Other Assets on our Consolidated Balance Sheet.
(b)	Included in Other Liabilities on our Consolidated Balance Sheet.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			June 30, 2010		June 30, 2009
Six months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury Securities	Investment securities (interest income)	$(27)	$26
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)	(48)	47	$(54)	$56
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	260	(272)	(372)	364
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	214	(198)	(25)	28
Total			$399	$(397)	$(451)	$448

			June 30, 2010		June 30, 2009
Three months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury Securities	Investment securities (interest income)	$(27)	$26
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)	(23)	23	$(27)	$26
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	200	(207)	(284)	273
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	172	(159)	(36)	37
Total			$322	$(317)	$(347)	$336

Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Six months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
June 30, 2010	Interest rate contracts	$725	Interest income	$175	Interest income	$2
			Noninterest income	25
June 30, 2009	Interest rate contracts	$(208)	Interest income	$145	Interest income	$—

Three months ended In millions			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
June 30, 2010	Interest rate contracts	$485	Interest income	$81	Interest income	$(1)
			Noninterest income	3
June 30, 2009	Interest rate contracts	$(284)	Interest income	$75	Interest income	$—

Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2010	2009	2010	2009
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$351	$(328)	$421	$(131)
Loan sales
Interest rate contracts	(56)	10	(77)	7
Gains (losses) included in residential mortgage noninterest income	$295	$(318)	$344	$(124)
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$(50)	$58	$(71)	$83
Credit contracts	(2)	(48)	(9)	1
Gains (losses) from commercial mortgage banking activities (a)	$(52)	$10	$(80)	$84
Derivatives used for customer-related activities:
Interest rate contracts	$(21)	$41	$(27)	$18
Foreign exchange contracts	(7)	(11)	6	39
Equity contracts	2	2	1	(2)
Credit contracts	(1)	0	(2)	0
Gains (losses) from customer-related activities (a)	$(27)	$32	$(22)	$55
Derivatives used for other risk management activities:
Interest rate contracts	$(15)	$9	$(14)	$18
Foreign exchange contracts	3	(6)	2	(6)
Credit contracts	0	(3)	4	(14)
Other contracts (b)	154	(95)	184	(58)
Gains (losses) from other risk management activities (a)	$142	$(95)	$176	$(60)
Total gains (losses) from derivatives not designated as hedging instruments	$358	$(371)	$418	$(45)
(a)	Included in other noninterest income.
(b)	Relates to BlackRock LTIP.

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

Credit Default Swaps

	June 30, 2010			December 31, 2009
Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Sold
Single name	$60	$2	3.16	$85	$(4)	3.18
Index traded	357	(6)	7.16	457		6.12
Total	$417	$(4)	6.58	$542	$(4)	5.66
Credit Default Swaps – Purchased
Single name	$465	$5	3.15	$586	$1	3.69
Index traded	285	26	32.80	460	53	35.89
Total	$750	$31	14.42	$1,046	$54	17.85
Total	$1,167	$27	11.62	$1,588	$50	13.69

The notional amount of these credit default swaps by credit rating as of June 30, 2010 and December 31, 2009 follows:

Credit Ratings of Credit Default Swaps

Dollars in millions	June 30, 2010	December 31, 2009
Credit Default Swaps – Sold
Investment grade (a)	$395	$496
Subinvestment grade (b)	22	46
Total	$417	$542
Credit Default Swaps – Purchased
Investment grade (a)	$598	$894
Subinvestment grade (b)	152	152
Total	$750	$1,046
(a)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(b)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps as of June 30, 2010 and December 31, 2009 follow:

Referenced/underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
June 30, 2010	69%	24%	7%
December 31, 2009	66%	29%	5%

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all referenced underlyings experience a credit event at a total loss, without recoveries, was $417 million at June 30, 2010 compared with $542 million at December 31, 2009.

Risk Participation Agreements

We have entered into risk participation agreements sold with terms ranging from less than one year to 21 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years
June 30, 2010	$1,595	$(3)	1.73
December 31, 2009	$1,728	$(2)	2.03

Based on our internal risk rating process of the underlying swap counterparties, the percentages of the notional amount of risk participation agreements sold by internal credit rating as of June 30, 2010 and December 31, 2009 follow:

Internal Credit Ratings of Risk Participation Agreements Sold

	June 30, 2010	December 31, 2009
Pass (a)	85%	94%
Below pass (b)	15%	6%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at June 30, 2010, the exposure from these agreements would be $68 million based on the fair value of the underlying swaps compared with $78 million at December 31, 2009.

NOTE 13 EARNINGS PER SHARE

Basic and Diluted Earnings per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2010	2009	2010	2009
Basic
Net income from continuing operations	$781	$195	$1,429	$715
Less:
Net income (loss) attributable to noncontrolling interests	(9)	9	(14)	13
Dividends distributed to common shareholders	53	45	98	336
Dividends distributed to preferred shareholders	25	119	118	170
Dividends distributed to nonvested restricted shares				1
Preferred stock discount accretion	1	14	251	29
Undistributed net income from continuing operations	$711	$8	$976	$166
Undistributed net income from discontinued operations	22	12	45	22
Undistributed net income	$733	$20	$1,021	$188
Percentage of undistributed income allocated to common shares	99.6%	99.7%	99.7%	99.7%
Undistributed income from continuing operations allocated to common shares	$708	$7	$972	$165
Plus: Common dividends	53	45	98	336
Net income from continuing operations attributable to basic common shares	$761	$52	$1,070	$501
Undistributed income from discontinued operations allocated to common shares	22	12	45	22
Net income attributable to basic common shares	$783	$64	$1,115	$523
Basic weighted-average common shares outstanding	524	451	511	447
Basic earnings per common share from continuing operations	$1.45	$.11	$2.09	$1.12
Basic earnings per common share from discontinued operations	.04	.03	.09	.05
Basic earnings per common share	$1.49	$.14	$2.18	$1.17
Diluted
Net income from continuing operations attributable to basic common shares	$761	$52	$1,070	$501
Less: BlackRock common stock equivalents	6	2	8	3
Net income from continuing operations attributable to diluted common shares	$755	$50	$1,062	$498
Net income from discontinued operations attributable to diluted common shares	22	12	45	22
Net income attributable to diluted common shares	$777	$62	$1,107	$520
Basic weighted average common shares outstanding	524	451	511	447
Dilutive potential common shares (a) (b)	3	2	3	1
Diluted weighted-average common shares outstanding	527	453	514	448
Diluted earnings per common share from continuing operations	$1.43	$.11	$2.06	$1.11
Diluted earnings per common share from discontinued operations	.04	.03	.09	.05
Diluted earnings per common share	$1.47	$.14	$2.15	$1.16
(a) Excludes stock options considered to be anti-dilutive	11	16	12	17
(b) Excludes warrants considered to be anti-dilutive	22	22	22	22

NOTE 14 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first six months of 2010 follows. The par value of our preferred stock outstanding at June 30, 2010 totaled $.3 million and is excluded from the table.

Rollforward of Total Equity

		Shareholders’ Equity
In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	462	$2,354	$7,974	$8,945	$13,144	$(1,962)	$(513)	$2,625	$32,567
Cumulative effect of adopting ASU 2009-17, Consolidations					(92)	(13)			(105)
Balance at January 1, 2010	462	$2,354	$7,974	$8,945	$13,052	$(1,975)	$(513)	$2,625	$32,462
Net income					1,488			(14)	1,474
Other comprehensive income (loss), net of tax
Other-than-temporary impairment losses on debt securities						149			149
Net unrealized securities gains						939			939
Net unrealized gains on cash flow hedge derivatives						331			331
Pension, other postretirement and postemployment benefit plan adjustments						136			136
Other						(22)			(22)
Comprehensive income								(14)	3,007
Cash dividends declared
Common ($.20 per share)					(98)				(98)
Preferred					(118)				(118)
Redemption of Series N (TARP)
Preferred Stock			(7,579)						(7,579)
Preferred stock discount accretion			251		(251)
Common stock activity (a)	64	324		3,076					3,400
Treasury stock activity	(1)			(31)			(44)		(75)
Other				(11)				2	(9)
Balance at June 30, 2010	525	$2,678	$646	$11,979	$14,073	$(442)	$(557)	$2,613	$30,990
(a)	Includes 63.9 million common shares issuance, the net proceeds of which were used together with other available funds to redeem the Series N (TARP) Preferred Stock, for a $3.4 billion net increase in total equity.

Comprehensive income for the first six months of 2009 was $1.7 billion.

Change in Accumulated Other Comprehensive Income (Loss)

Six months ended June 30, 2010 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Cumulative effect of adopting ASU 2009-17	$(20)	$7	$(13)
Decrease in net unrealized losses for securities with OTTI charges	25	(9)	16
Less: OTTI losses realized in net income	(210)	77	(133)
Change in net unrealized losses on OTTI securities	235	(86)	149
Increase in net unrealized gains arising during the period for non-OTTI securities	1,734	(645)	1,089
Less: Net gains realized in net income	237	(87)	150
Change in net unrealized gains on non-OTTI securities	1,497	(558)	939
Change in net unrealized securities losses	1,712	(637)	1,075
Change in net unrealized gains on cash flow hedge derivatives:
Increase in net unrealized gains during the period on cash flow hedge derivatives	725	(268)	457
Less: Net gains realized in net income	200	(74)	126
Change in net unrealized gains on cash flow hedge derivatives	525	(194)	331
Change in pension, other postretirement and postemployment benefit plan adjustments	216	(80)	136
Change in other, net	(51)	29	(22)
Change in other comprehensive income (loss)	$2,402	$(882)	$1,520

Accumulated Other Comprehensive Income (Loss) Components

	June 30, 2010		December 31, 2009
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains/(losses)	$270	$166	$(1,207)	$(760)
OTTI losses on debt securities	(1,061)	(667)	(1,296)	(816)
Net unrealized gains on cash flow hedge derivatives	788	497	263	166
Pension, other postretirement and postemployment benefit plan adjustments	(642)	(406)	(858)	(542)
Other, net	(78)	(32)	(27)	(10)
Accumulated other comprehensive loss	$(723)	$(442)	$(3,125)	$(1,962)

Repurchase of Outstanding TARP Preferred Stock and Sale by US Treasury of TARP Warrant

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

In connection with the redemption of the Series N Preferred Stock, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million during the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share.

Dividends of $89 million were paid on February 10, 2010 when the Series N Preferred Stock was redeemed. PNC paid total dividends of $421 million to the US Treasury while the Series N preferred shares were outstanding.

After exchanging its TARP Warrant for 16,885,192 warrants, each to purchase one share of PNC common stock, the US Treasury sold the warrants in a secondary public offering. The sale closed on May 5, 2010.

NOTE 15 INCOME TAXES

The net operating loss carryforwards and tax credit carryforwards at June 30, 2010 and December 31, 2009 follow:

Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	June 30, 2010	December 31, 2009
Net Operating Loss Carryforwards:
Federal	$338	$1,200
State	1,500	2,000
Valuation allowance – State	31	31
Tax Credit Carryforwards:
Federal	$318	$254
State	4	4

The majority of the federal net operating loss can be carried forward to future tax periods until 2029. We have established that no valuation allowance relating to the federal net operating losses is necessary based upon all available positive and negative evidence including PNC’s forecast of future taxable income.

The state net operating loss carryforwards will expire from 2010 to 2029. We have established a valuation allowance of $31 million relating to the state net operating losses at both June 30, 2010 and December 31, 2009.

The credit carryforwards will expire from 2012 to 2029. We have established that no valuation allowance relating to the tax credits is necessary based upon all available positive and negative evidence including PNC’s forecast of future taxable income.

PNC’s consolidated federal income tax returns through 2006 have been audited by the IRS and we have resolved these matters through the IRS Appeals Division. We expect the IRS to begin its examination of our 2007 and 2008 consolidated federal income tax returns during 2010.

The consolidated federal income tax returns of National City through 2004 have been audited by the IRS. Included in the 2003 and 2004 examination were certain adjustments which are under review by the IRS Appeals Division. We do not anticipate any significant adverse impact to net income. The IRS has completed field examination of the 2005 through 2007 consolidated federal income tax returns of National City and a final report has been issued. National City has filed a protest with the IRS regarding the 2005 through 2007 audit cycle. The audit of the 2008 federal income tax return will commence in 2010. Also, in July 2010, we received a favorable IRS letter ruling resolving a tax position taken on a previous return which will result in a tax benefit of approximately $89 million.

We had unrecognized tax benefits of $215 and $227 million at June 30, 2010 and December 31, 2009. At June 30, 2010, the amount of unrecognized tax benefits that if recognized would impact the effective tax rate was $147 million.

It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for uncertain tax positions could decrease by $40 million within the next twelve months.

NOTE 16 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

Summarized Consolidated Financial Information of BlackRock

In millions	Six months ended June 30
	2010	2009
Total revenue	$4,027	$2,016
Total expenses	2,676	1,484
Operating income	1,351	532
Non-operating income (expense)	(73)	(102)
Income before income taxes	1,278	430
Income tax expense	461	124
Net income	817	306
Less: net income (loss) attributable to non-controlling interests	(38)	4
Net income attributable to BlackRock	$855	$302

In millions	Three months ended June 30
	2010	2009
Total revenue	$2,032	$1,029
Total expenses	1,335	768
Operating income	697	261
Non-operating income (expense)	(75)	77
Income before income taxes	622	338
Income tax expense	233	94
Net income	389	244
Less: net income (loss) attributable to non-controlling interests	(43)	26
Net income attributable to BlackRock	$432	$218

NOTE 17 LEGAL PROCEEDINGS

The disclosure below updates the description of legal proceedings in Note 24 Legal Proceedings in Part II, Item 8 of our 2009 Annual Report on Form 10-K and in Note 17 Legal Proceedings in Part I, Item 1 of our first quarter 2010 Quarterly Report on Form 10-Q (the “Prior Filings”).

In accordance with ASC 450-20-25, we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a liability is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter if appropriate in light of changed circumstances. We cannot provide any assurance that any amounts already accrued will represent the ultimate loss to us from the legal proceeding in question.

In our experience, legal proceedings are inherently unpredictable, and in many legal proceedings various factors exacerbate this inherent unpredictability, including where the damages sought are unsubstantiated or indeterminate, it is unclear whether a case brought as a class action will be allowed to proceed on that basis, discovery is not complete, the proceeding is not yet in its final stages, the matters present legal uncertainties, there are significant facts in dispute, there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants), or there is a wide range of potential results. As a result, in many cases (including all of those described below and in our Prior Filings to the extent still pending), we cannot provide a meaningful estimate of the unrecognized possible loss or range of loss, including any possible loss in addition to amounts, if any, already accrued.

National City Matters

Derivative Cases.

Commencing in January 2008, a series of shareholder derivative complaints were filed in the United States District Court for the Northern District of Ohio, the Chancery Court for the State of Delaware and the Cuyahoga County, Ohio, Court of Common Pleas against certain officers and directors of National City. Subsequently, the complaints filed in Delaware were voluntarily dismissed and the complaints filed in Ohio state court were consolidated and stayed pending resolution of the Ohio federal court derivative litigation. A consolidated complaint was filed in the federal court. These suits made substantially similar allegations against certain officers and directors of National City for, among other things, breaches of fiduciary duty, waste of corporate assets, unjust enrichment and (in the federal court case) violations of the Securities Exchange Act of 1934, based on claims, among others, that National City issued inaccurate information to investors about the status of its business and prospects, and that the defendants caused National City to repurchase shares of its stock at artificially inflated prices. The complaints sought unspecified money damages and equitable relief (including restitution and certain corporate governance changes) against the individual defendants on behalf of National City, as well as attorneys’ fees and costs. In October 2009, the federal district court entered an order dismissing the federal consolidated complaint for lack of standing. As a result of the voluntary dismissal of the remaining acquisition-related litigation referred to below, the remaining derivative cases are no longer pending.

Securities and State Law Fiduciary Cases.

•

In April 2008, a lawsuit was filed in the Cuyahoga County, Ohio, Court of Common Pleas against National City, certain officers and directors of National City, and its auditor, Ernst & Young, LLP. (Ernst & Young was subsequently dropped as a defendant in this lawsuit.) The complaint was brought as a class action on behalf of all current and former National City employees who acquired stock pursuant to and/or traceable to a December 1, 2006 registration statement filed in connection with the acquisition of Harbor Federal Savings Bank and who were participants in the Harbor Bank Employees Stock Ownership Plan and the Harbor Bank Stock Incentive Plan. The plaintiffs alleged that the registration statement contained false and misleading statements and omissions in violation of the federal securities laws. The parties entered into a settlement agreement in April 2010. The court approved the settlement in June 2010. The amount of the settlement is not material to PNC.

•

In the lawsuit filed in December 2008 in the United States District Court for the Northern District of Ohio against National City and some of its officers and directors on behalf of the purchasers of National City’s 4.0% Convertible Senior Notes Due 2011, in July 2010, the parties reached a tentative settlement, which is subject, among other things, to final documentation, notice to the proposed class, and court approval. The amount of the settlement would not be material to PNC.

National City Acquisition-Related Litigation

National City was a defendant in numerous lawsuits filed in and after October 2008 as class actions on behalf of National City stockholders. These lawsuits were pending in the Delaware Chancery Court (all of which were consolidated into a single lawsuit), the United States District Court for the Northern District of Ohio and the Cuyahoga County, Ohio, Court of Common Pleas. The consolidated Delaware case and most of the Ohio cases included PNC as a defendant. All of these lawsuits also named as defendants National City’s directors and one of the Ohio federal lawsuits named National City officers as defendants.

The complaints in these cases alleged that the National City directors breached their fiduciary duties to the stockholders of National City in connection with the proposed transaction with PNC. The lawsuits generally alleged that National City directors breached their fiduciary duties by, among other things, causing National City to enter into the proposed transaction at an allegedly inadequate and unfair price, engaging in self-dealing and acting with divided loyalties, and failing to disclose material information to the stockholders. Some lawsuits alleged violations of the federal securities laws. In the cases naming PNC as a defendant, PNC was alleged to have aided and abetted the other defendants’ breaches of fiduciary duties. The various complaints sought, among other remedies, an accounting, imposition of a constructive trust, unspecified damages, rescission, costs of suit, and attorneys’ fees.

In addition, the plaintiffs in one of the [pending] derivative lawsuits against the National City directors in the Cuyahoga County Court of Common Pleas referred to above moved to amend their complaint to add merger-related claims, including claims that National City’s directors agreed to sell National City in order to extinguish their own personal liability in derivative litigation pending against them. PNC was not named as a defendant in the proposed amended complaint.

The parties to the Delaware lawsuit and to certain of the Ohio state court lawsuits entered into a stipulation of settlement in

February 2009 to resolve the Delaware lawsuit, one of the Ohio state court lawsuits and the acquisition-related claim proposed to be filed in the derivative lawsuit pending in Ohio state court. In February 2009, the Court of Chancery preliminarily approved a class of all persons who were National City common stockholders during the period from the close of business on October 23, 2008 through (and including) December 31, 2008. In July 2009, the Court of Chancery approved the settlement. In addition, in connection with the settlement, the Court of Chancery awarded attorneys’ fees and expenses to plaintiffs’ counsel to be paid by PNC. In September 2009, objectors to the settlement filed appeals of the approval to the Delaware Supreme Court. In addition, the plaintiffs cross-appealed the size of the award of attorneys’ fees and costs. The Delaware Supreme Court affirmed the Chancery Court’s approval of the settlement in April 2010. Subsequently, the Delaware Supreme Court granted reconsideration en banc of the appeal. Upon such reconsideration, in July 2010, the Supreme Court affirmed again the Chancery Court’s approval. This settlement resolves and releases all claims in all actions that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith. All of the other pending federal and state litigation referred to above under this heading have been voluntarily dismissed. Other than the payment of attorneys’ fees and expenses, these cases have been resolved without any payments by PNC.

Adelphia

In the case being prosecuted by the Adelphia Recovery Trust in the United States District Court for the Southern District of New York, the court has scheduled argument on the pending motions for summary judgment in August 2010 and scheduled the trial on the remaining claims in October 2010.

CBNV Mortgage Litigation

In the case pending in North Carolina state court, in June, 2010, the North Carolina Supreme Court reversed the North Carolina Court of Appeals with respect to the jurisdictional issue and remanded the matter to the Court of Appeals for consideration on the merits.

Overdraft Litigation

Beginning in October 2009, PNC Bank and National City Bank have been named in five lawsuits brought as class actions relating to the manner in which they charged overdraft fees on ATM and debit transactions to customers. Three lawsuits naming PNC Bank and one naming National City Bank, along with similar lawsuits against numerous other banks, have been consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”). The first of these cases was originally filed against PNC Bank in October 2009 in the United States District Court for the District of New Jersey, and an amended complaint was filed in June 2010 in the MDL Court. The class sought to be certified in this case is limited to customers with accounts in New Jersey branches. The other cases that have been consolidated were filed in June 2010 in the United States District Court for the Southern District of Florida and seek to certify national classes of customers for common law claims, and subclasses of PNC Bank customers with accounts in Pennsylvania branches in one case, PNC Bank customers with accounts in Pennsylvania and Illinois branches in another case, and National City Bank customers with accounts in Illinois branches in the third case, in each situation for purposes of claims under those states’ consumer protection statutes. No class periods are stated in any of the complaints, other than for the applicable statutes of limitations, which vary by state and cause of action.

The fifth lawsuit is pending against National City Bank in the United States District Court for the District of Columbia. The class sought to be certified in this case is a national class of National City Bank customers with subclasses of customers with accounts in Michigan and Ohio branches for purposes of claims under those states’ consumer protection statutes. In July 2010, the parties reached a tentative settlement of the lawsuit pending in the District of Columbia, which is subject, among other things, to notice to the proposed class, and court approval. The amount of the settlement would not be material to PNC. There is a motion pending before the Judicial Panel on Multidistrict Litigation to determine whether this matter should be transferred to the MDL Court, which was referred to the Panel on July 29, 2010 for disposition. No decision has yet been rendered. The plaintiffs and National City Bank have opposed the transfer. If approved, the transfer could have an impact on the tentative settlement.

The complaints in each of these lawsuits allege that the banks engaged in unlawful practices in assessing overdraft fees arising from electronic point-of-sale and ATM debits. The principal practice challenged in these lawsuits is the banks’ purportedly common policy of posting debit transactions on a daily basis from highest amount to lowest amount, thereby allegedly inflating the number of overdraft fees assessed. Other practices challenged include the failure to decline to honor debit card transactions where the account has insufficient funds to cover the transactions.

In the cases in the MDL Court, the plaintiffs assert claims for breach of the covenant of good faith and fair dealing; unconscionability; conversion, unjust enrichment; and violation of the consumer protection statutes of Pennsylvania, Illinois and New Jersey. The action against National City pending in the District of Columbia adds claims under the Ohio and Michigan consumer protection statutes and the federal Electronic Funds Transfer Act. Plaintiffs seek restitution of overdraft fees paid, unspecified monetary damages, punitive damages, pre-judgment interest, costs and reasonable attorneys’ fees, and declaratory relief finding the overdraft policies to be unfair and unconscionable. These cases are in early stages, with no responsive pleadings or motions having yet been filed.

NOTE 18 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at June 30, 2010 included private equity investments of $406 million and other investments of $23 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit and internal credit ratings were as follows:

Net Outstanding Standby Letters of Credit

Dollars in billions	June 30 2010	December 31 2009
Net outstanding standby letters of credit	$9.9	$10.0
Internal credit ratings (as percentage of portfolio):
Pass (a)	88%	86%
Below pass (b)	12%	14%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on June 30, 2010 had terms ranging from less than 1 year to 9 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $12.8 billion at June 30, 2010, of which $6.4 billion support remarketing programs.

As of June 30, 2010, assets of $2.0 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $2.9 billion were also available for this purpose as of June 30, 2010. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $252 million at June 30, 2010.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At June 30, 2010, the aggregate of our commitments under these facilities was $400 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At June 30, 2010 our total commitments under these facilities were $145 million.

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit which were insignificant at June 30, 2010.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first six months of 2010. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities facilitated by GIS as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At June 30, 2010, the total maximum potential exposure as a result of these indemnity obligations was $7.7 billion, although the collateral at the time exceeded that amount.

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

In May 2010, Visa funded $500 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $47 million share of the $500 million as a reduction of our indemnification liability and a reduction of noninterest expense.

Our Visa indemnification liability included on our Consolidated Balance Sheet at June 30, 2010 totaled $146 million as a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements. Any ultimate exposure to the specified Visa litigation may be different than this amount.

RECOURSE AGREEMENTS

We are authorized to originate, underwrite, close to fund and service commercial mortgage loans and then sell them to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to one-third of the risk of loss on unpaid principal balances through a loss share arrangement. At June 30, 2010, the potential exposure to loss was $4.0 billion. Accordingly, we maintain a reserve for such potential losses. At June 30, 2010, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.4 billion. The reserves for losses under these programs, totaled $39 million as of June 30, 2010 and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. The serviced loans are not included on our Consolidated Balance Sheet.

We sell residential mortgage loans pursuant to agreements which contain representations concerning subjects such as credit information, loan documentation, collateral, and insurability. Prior to the acquisition, National City also sold home equity loans/lines of credit pursuant to such agreements. On a regular basis, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. During 2009 and the first six months of 2010 the frequency of such requests increased in relation to prior years. This increase was driven by higher loan delinquencies, resulting from deterioration in overall economic conditions and trends, particularly those impacting the residential housing sector.

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

At June 30, 2010 and December 31, 2009, the total liability for estimated losses on such repurchase and indemnification claims, including reserves related to the agency programs described above, were as follows:

Estimated Losses on Repurchase and Indemnification Claims

Dollars in millions	June 30 2010	December 31 2009
Residential Mortgage Banking	$159	$229
Distressed Assets Portfolio	56	44
Corporate & Institutional Banking	39	71
Retail Banking	2	2
Total	$256	$346

These liabilities are reported in Other liabilities on our Consolidated Balance Sheet. The decrease in this reserve during the first half of 2010 was mainly due to loan repurchases and elimination of reserves, partially offset by additional provisions to the reserves.

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

Reserves recognized for probable losses on these policies and the aggregate maximum exposure up to the specified limits for all reinsurance contracts were as follows:

Reinsurance Agreements

In millions except as noted	June 30 2010
Reserves for probable losses	$195
Maximum exposure (billions)	$4.1

The comparable amount of reserves for probable losses as of December 31, 2009 was $220 million.

REPURCHASE AND RESALE AGREEMENTS

We enter into repurchase and resale agreements where we transfer investment securities to/from a third party with the agreement to repurchase/resell those investment securities at a future date for a specified price. These transactions are accounted for as collateralized borrowings/financings.

NOTE 19 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Distressed Assets Portfolio

Results of individual businesses are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. As a result of its sale, GIS is no longer a reportable business segment.

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

BlackRock is the largest publicly traded investment management firm in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, multi-asset class, alternative and cash management separate accounts and funds, including iShares®, the global product leader in exchange traded funds. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services globally to a broad base of clients. At June 30, 2010, our share of BlackRock’s earnings was 23%.

Distressed Assets Portfolio includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. These loans require special servicing and management oversight given current market conditions. The majority of these loans are from acquisitions, primarily National City.

Results Of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2010
Income Statement
Net interest income	$886	$911	$66	$73		$339	$160	$2,435
Noninterest income (expense)	508	296	154	182	$99	(1)	239	1,477
Total revenue	1,394	1,207	220	255	99	338	399	3,912
Provision for (recoveries of) credit losses	280	97	14	(8)		404	36	823
Depreciation and amortization	59	37	10	1			71	178
Other noninterest expense	935	384	150	108		65	182	1,824
Earnings (loss) from continuing operations before income taxes	120	689	46	154	99	(131)	110	1,087
Income taxes (benefit)	35	246	17	62	22	(45)	(31)	306
Earnings (loss) from continuing operations before noncontrolling interests	$85	$443	$29	$92	$77	$(86)	$141	$781
Inter-segment revenue		$4	$2	$3	$7	$(4)	$(12)
Average Assets (a)	$67,600	$76,952	$7,071	$8,813	$6,125	$18,516	$79,289	$264,366
2009
Income Statement
Net interest income (expense)	$902	$879	$75	$87		$295	$(45)	$2,193
Noninterest income	564	397	151	245	$67	39	147	1,610
Total revenue	1,466	1,276	226	332	67	334	102	3,803
Provision for credit losses	304	649	46	8		30	50	1,087
Depreciation and amortization	68	35	10	1			80	194
Other noninterest expense	997	432	157	175		55	482	2,298
Earnings (loss) from continuing operations before income taxes	97	160	13	148	67	249	(510)	224
Income taxes (benefit)	36	53	5	56	13	94	(228)	29
Earnings (loss) from continuing operations before noncontrolling interests	$61	$107	$8	$92	$54	$155	$(282)	$195
Inter-segment revenue	$1	$2	$5	$1	$4	$(5)	$(8)
Average Assets (a)	$65,177	$86,904	$7,427	$8,591	$4,383	$23,778	$84,595	$280,855

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2010
Income Statement
Net interest income	$1,757	$1,780	$130	$153		$677	$317	$4,814
Noninterest income (expense)	996	667	318	336	$198	(2)	348	2,861
Total revenue	2,753	2,447	448	489	198	675	665	7,675
Provision for (recoveries of) credit losses	619	333	23	(24)		569	54	1,574
Depreciation and amortization	122	71	21	2			145	361
Other noninterest expense	1,847	795	296	228		123	465	3,754
Earnings (loss) from continuing operations before income taxes	165	1,248	108	283	198	(17)	1	1,986
Income taxes (benefit)	56	445	40	109	44	(3)	(134)	557
Earnings (loss) from continuing operations before noncontrolling interests	$109	$803	$68	$174	$154	$(14)	$135	$1,429
Inter-segment revenue		$20	$6	$5	$11	$(7)	$(35)
Average Assets (a)	$67,782	$78,227	$7,094	$8,834	$6,125	$19,009	$78,678	$265,749
2009
Income Statement
Net interest income (expense)	$1,823	$1,895	$171	$178		$626	$(180)	$4,513
Noninterest income	1,084	664	305	682	$93	52	96	2,976
Total revenue	2,907	2,559	476	860	93	678	(84)	7,489
Provision for (recoveries of) credit losses	608	936	63	(1)		289	72	1,967
Depreciation and amortization	135	71	21	3			168	398
Other noninterest expense	1,983	826	316	346		135	646	4,252
Earnings (loss) from continuing operations before income taxes	181	726	76	512	93	254	(970)	872
Income taxes (benefit)	70	260	29	193	16	96	(507)	157
Earnings (loss) from continuing operations before noncontrolling interests	$111	$466	$47	$319	$77	$158	$(463)	$715
Inter-segment revenue	$(1)	$5	$9	$3	$8	$(9)	$(15)
Average Assets (a)	$65,397	$89,005	$7,442	$7,909	$4,383	$24,295	$82,422	$280,853
(a)	Period-end balances for BlackRock.

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	Six months ended June 30, 2010			Six months ended June 30, 2009
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$21,150	$424	4.00%	$22,030	$543	4.93%
Non-agency	9,783	290	5.92	12,828	430	6.70
Commercial mortgage-backed	4,153	110	5.30	4,439	128	5.77
Asset-backed	1,843	43	4.66	2,008	71	7.02
U.S. Treasury and government agencies	8,104	121	2.98	2,711	40	2.97
State and municipal	1,360	40	5.88	1,351	37	5.53
Other debt	2,202	34	3.13	849	16	3.76
Corporate stocks and other	451		.12	422	2.96
Total securities available for sale	49,046	1,062	4.33	46,638	1,267	5.43
Securities held to maturity
Commercial mortgage-backed	3,193	91	5.67	1,983	63	6.34
Asset-backed	3,681	49	2.69	1,640	41	4.95
Other	90	5	11.70	9		6.50
Total securities held to maturity	6,964	145	4.17	3,632	104	5.71
Total investment securities	56,010	1,207	4.31	50,270	1,371	5.45
Loans
Commercial	54,903	1,425	5.16	65,391	1,662	5.05
Commercial real estate	21,689	578	5.30	25,519	702	5.47
Equipment lease financing	6,105	156	5.12	6,298	156	4.97
Consumer	55,143	1,466	5.36	52,246	1,410	5.44
Residential mortgage	18,985	717	7.56	21,876	757	6.93
Total loans	156,825	4,342	5.54	171,330	4,687	5.47
Loans held for sale	2,561	153	12.02	4,640	127	5.52
Federal funds sold and resale agreements	1,933	19	1.95	1,668	22	2.58
Other	8,450	93	2.21	15,804	85	1.07
Total interest-earning assets/interest income	225,779	5,814	5.15	243,712	6,292	5.16
Noninterest-earning assets:
Allowance for loan and lease losses	(5,124)			(4,240)
Cash and due from banks	3,664			3,694
Other	41,430			37,687
Total assets	$265,749			$280,853
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$58,303	144.50		$54,153	346	1.29
Demand	24,814	20.16		22,897	40.35
Savings	6,850	7.19		6,473	8.24
Retail certificates of deposit	45,444	337	1.50	57,662	580	2.03
Other time	959	14	2.96	7,950	42	1.04
Time deposits in foreign offices	2,847	3.21		3,588	4.24
Total interest-bearing deposits	139,217	525.76		152,723	1,020	1.35
Borrowed funds
Federal funds purchased and repurchase agreements	4,251	7.34		4,647	10.41
Federal Home Loan Bank borrowings	9,086	36.78		16,454	145	1.76
Bank notes and senior debt	12,641	133	2.08	13,537	253	3.72
Subordinated debt	9,767	240	4.92	10,339	326	6.31
Other	5,969	25.84		2,057	20	1.94
Total borrowed funds	41,714	441	2.11	47,034	754	3.20
Total interest-bearing liabilities/interest expense	180,931	966	1.07	199,757	1,774	1.78
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	43,474			39,734
Allowance for unfunded loan commitments and letters of credit	273			336
Accrued expenses and other liabilities	10,424			11,931
Equity	30,647			29,095
Total liabilities and equity	$265,749			$280,853
Interest rate spread			4.08			3.38
Impact of noninterest-bearing sources			.21			.32
Net interest income/margin		$4,848	4.29%		$4,518	3.70%
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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Second Quarter 2010			First Quarter 2010			Second Quarter 2009
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$20,382	$196	3.83%	$21,926	$228	4.16%	$21,007	$257	4.89%
9,358	140	5.97	10,213	150	5.87	12,520	217	6.95
2,962	39	5.29	5,357	71	5.29	4,624	67	5.84
1,695	21	4.96	1,992	22	4.40	1,985	22	4.22
8,708	61	2.81	7,493	60	3.19	4,185	33	3.15
1,356	19	5.50	1,365	21	6.26	1,366	17	5.20
2,526	18	2.94	1,874	16	3.39	1,012	9	3.61
446		.13	457		.10	386	1	1.01
47,433	494	4.16	50,677	568	4.48	47,085	623	5.30

4,264	60	5.62	2,110	31	5.82	2,004	32	6.28
3,697	24	2.61	3,665	25	2.76	1,847	23	4.85
21		9.29	160	5	11.97	9		8.00
7,982	84	4.23	5,935	61	4.10	3,860	55	5.60
55,415	578	4.17	56,612	629	4.44	50,945	678	5.32

54,349	729	5.30	55,464	696	5.02	63,570	792	4.92
20,963	269	5.08	22,423	309	5.51	25,418	298	4.64
6,080	77	5.13	6,131	79	5.12	6,191	63	4.11
54,939	736	5.37	55,349	730	5.35	51,878	686	5.30
18,576	359	7.73	19,397	358	7.39	21,831	374	6.86
154,907	2,170	5.58	158,764	2,172	5.50	168,888	2,213	5.22
2,646	87	13.15	2,476	66	10.80	4,757	62	5.26
2,193	10	1.73	1,669	9	2.23	1,726	11	2.47
9,419	46	1.93	7,471	47	2.55	16,870	53	1.23
224,580	2,891	5.13	226,992	2,923	5.17	243,186	3,017	4.94

(5,113)			(5,136)			(4,385)
3,595			3,735			3,558
41,304			41,557			38,496
$264,366			$267,148			$280,855

$58,679	68.46		$57,923	76.53		$55,464	146	1.05
24,953	9.14		24,672	11.18		23,629	17.30
7,075	4.19		6,623	3.19		6,678	4.21
43,745	156	1.44	47,162	181	1.55	57,357	287	2.01
881	6	2.90	1,039	8	3.01	5,259	18	1.35
2,661	1.21		3,034	2.21		3,348	2.22
137,994	244.71		140,453	281.81		151,735	474	1.25

4,159	3.29		4,344	4.39		4,283	5.39
8,575	19.83		9,603	17.73		15,818	60	1.51
12,666	49	1.53	12,616	84	2.65	13,688	107	3.10
9,764	110	4.54	9,769	130	5.30	10,239	165	6.46
6,005	14.92		5,934	11.77		2,170	8	1.34
41,169	195	1.88	42,266	246	2.33	46,198	345	2.97
179,163	439.98		182,719	527	1.16	197,933	819	1.65

44,308			42,631			40,965
251			295			328
10,446			10,401			11,990
30,198			31,102			29,639
$264,366			$267,148			$280,855
		4.15			4.01			3.29
		.20			.23			.31
	$2,452	4.35%		$2,396	4.24%		$2,198	3.60%

Loan fees for the six months ended June 30, 2010 and June 30, 2009 were $88 million and $78 million, respectively. Loan fees for the three months ended June 30, 2010, March 31, 2010, and June 30, 2009 were $43 million, $45 million, and $34 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2010 and June 30, 2009 were $37 million and $31 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended June 30, 2010, March 31, 2010, and June 30, 2009 were $19 million, $18 million, and $16 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 17 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item  1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

The following risk factor is added to the risk factors previously disclosed in PNC’s 2009 Form 10-K in response to Part I, Item 1A. In general, each of these risk factors, including the one added below, presents the risk of a material impact on our results of operations or financial condition, in addition to other possible consequences described therein. These risk factors are also discussed further in other parts of our 2009 Form 10-K and in this Report.

The regulatory environment for the financial services industry will be significantly impacted by the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010, and is now in the implementation stage. The law provides a regulatory framework and requires that regulators, some of which are new regulatory bodies created by Dodd-Frank, draft, review and approve more than 200 implementing regulations and conduct numerous studies that are likely to lead to more regulations.

The newly created regulatory bodies are the Consumer Financial Protection Bureau and the Financial Stability Oversight Council. The Consumer Financial Protection Bureau has been given authority to regulate all consumer financial products sold by banks and non-bank companies. The 10-member inter-agency Financial Stability Oversight Council has been charged with identifying systemic risks and strengthening the regulation of financial holding companies and certain non-bank companies deemed to be “systemically important” and could, in extraordinary cases, break up financial firms deemed “too big to fail.”

There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including PNC, do business. For example, Dodd-Frank prohibits banks from engaging in some types of proprietary trading, restricts the ability of banks to sponsor or invest in private equity or hedge funds, and requires banks to move some derivatives business to separately capitalized subsidiaries of holding companies. The Federal Reserve will set debit card interchange fees. States will be allowed to impose consumer protection laws on national banks if the state laws are stricter than federal laws, although the Comptroller of the Currency may preempt state laws if they prevent or significantly interfere with the business of banking. Other provisions of the legislation will affect oversight, holding company capital requirements, risk retention for securitizations, and residential mortgage products.

While much of how Dodd-Frank will operate depends on the specific regulatory changes adopted, it is clear that the reforms will have a significant effect on our entire industry. Although Dodd-Frank will affect a number of the areas in which we do business, it is not clear at this time what adjustments will be required and the extent to which we will be able to adjust our businesses. Although it is difficult to predict the magnitude and extent of these effects at this stage, we believe compliance with Dodd-Frank and its implementing regulations will negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis and may limit our ability to pursue certain business opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the second quarter of 2010 are included in the following table:

In thousands, except per share data

2010 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 – April 30	331	$65.56		24,710
May 1 – May 31	225	$64.19		24,710
June 1 – June 30	804	$57.52		24,710

Total	1,360	$60.54
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the second quarter of 2010.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 9, 2010 on its behalf by the undersigned thereunto duly authorized.

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

CORPORATE GOVERNANCE AT PNC Information about our Board and its committees and corporate governance at PNC is available on PNC’s corporate website at www.pnc.com/corporategovernance. Shareholders who would like to request printed copies of PNC’s Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Chief Governance Counsel and Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

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

	High	Low	Close	Cash Dividends Declared
2010 Quarter
First	$61.80	$50.46	$59.70	$.10
Second	$70.45	$56.30	$56.50	$.10
Total				$.20
2009 Quarter
First	$50.42	$16.20	$29.29	$.66
Second	53.22	27.50	38.81	.10
Third	48.78	33.06	48.59	.10
Fourth	57.86	43.37	52.79	.10
Total				$.96

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of our common and preferred stock to conveniently purchase additional shares of common stock. You can obtain a prospectus and enrollment form by contacting Shareholder Services at 800-982-7652.

REGISTRAR AND STOCK TRANSFER AGENT

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652