Form 10-Q
period 2010-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2010-11-09
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes  ☐    No   ☒

As of October 29, 2010, there were 525,796,405 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to Third Quarter 2010 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2010	2009	2010	2009
FINANCIAL RESULTS (a)
Revenue
Net interest income	$2,215	$2,224	$7,029	$6,737
Noninterest income	1,383	1,629	4,244	4,605
Total revenue	3,598	3,853	11,273	11,342
Noninterest expense	2,158	2,214	6,273	6,864
Pretax, pre-provision earnings (b)	$1,440	$1,639	$5,000	$4,478
Provision for credit losses	$486	$914	$2,060	$2,881
Income from continuing operations before noncontrolling interests	$775	$540	$2,204	$1,255
Income from discontinued operations, net of income taxes (c)	$328	$19	$373	$41
Net income	$1,103	$559	$2,577	$1,296
Net income attributable to common shareholders (d)	$1,094	$467	$2,213	$992
Diluted earnings per common share
Continuing operations	$1.45	$.96	$3.52	$2.08
Discontinued operations (c)	.62	.04	.72	.09
Net income	$2.07	$1.00	$4.24	$2.17
Cash dividends declared per common share	$.10	$.10	$.30	$.86
Total preferred dividends declared, including TARP	$4	$99	$122	$269
TARP Capital Purchase Program preferred dividends (d)		$95	$89	$237
Impact of TARP Capital Purchase Program preferred dividends per diluted common share		$.21	$.17	$.52
Redemption of TARP preferred stock discount accretion (d)			$250
PERFORMANCE RATIOS
From continuing operations
Noninterest income to total revenue	38%	42%	38%	41%
Efficiency	60	57	56	61
From net income
Net interest margin (e)	3.96%	3.76%	4.18%	3.72%
Return on:
Average common shareholders’ equity	15.12	8.70	10.98	6.77
Average assets	1.65	.81	1.30	.62

See page 53 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate our ability to provide for credit costs through operations.
(c)	Includes results of operations for PNC Global Investment Servicing Inc. (GIS) through June 30, 2010 and the related after-tax gain on sale. We sold GIS effective July 1, 2010, resulting in a gain of $639 million, or $328 million after taxes, recognized during the third quarter of 2010. See Sale of PNC Global Investment Servicing in the Executive Summary section of the Financial Review section of this Report and Note 2 Divestiture in the Notes To Consolidated Financial Statements of this Report for additional information.
(d)	We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share.
(e)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from Federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2010 and September 30, 2009 were $22 million and $16 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2010 and September 30, 2009 were $59 million and $47 million, respectively.

CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	September 30 2010	December 31 2009	September 30 2009
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$260,133	$269,863	$271,407
Loans (b) (c)	150,127	157,543	160,608
Allowance for loan and lease losses (b)	5,231	5,072	4,810
Interest-earning deposits with banks (b)	415	4,488	1,129
Investment securities (b)	63,461	56,027	54,413
Loans held for sale (c)	3,275	2,539	3,509
Goodwill and other intangible assets	10,518	12,909	12,734
Equity investments (b)	10,137	10,254	8,684
Noninterest-bearing deposits	46,065	44,384	43,025
Interest-bearing deposits	133,118	142,538	140,784
Total deposits	179,183	186,922	183,809
Transaction deposits	128,197	126,244	121,631
Borrowed funds (b)	39,763	39,261	41,910
Shareholders’ equity	30,042	29,942	28,928
Common shareholders’ equity	29,394	22,011	20,997
Accumulated other comprehensive income (loss)	146	(1,962)	(1,947)
Book value per common share	55.91	47.68	45.52
Common shares outstanding (millions)	526	462	461
Loans to deposits	84%	84%	87%

ASSETS UNDER ADMINISTRATION (billions)
Discretionary assets under management	$105	$103	$104
Nondiscretionary assets under administration	101	102	113
Total assets under administration	206	205	217

CAPITAL RATIOS
Tier 1 risk-based (d)	11.9%	11.4%	10.9%
Tier 1 common	9.6	6.0	5.5
Total risk-based (d)	15.6	15.0	14.5
Leverage (d)	9.9	10.1	9.6
Common shareholders’ equity to assets	11.3	8.2	7.7

ASSET QUALITY RATIOS
Nonperforming loans to total loans	3.22%	3.60%	3.19%
Nonperforming assets to total loans and foreclosed and other assets	3.76	3.99	3.50
Nonperforming assets to total assets	2.18	2.34	2.08
Net charge-offs to average loans (for the three months ended) (annualized)	1.61	2.09	1.59
Allowance for loan and lease losses to total loans	3.48	3.22	2.99
Allowance for loan and lease losses to nonperforming loans (e)	108	89	94
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. Some September 30, 2010 amounts include consolidated variable interest entities that we consolidated effective January 1, 2010 based on guidance in ASC 810, Consolidation. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(c)	Amounts include items for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	The regulatory minimums are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage capital ratios. The well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage capital ratios.
(e)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans do not include purchased impaired loans or loans held for sale.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2009 Annual Report on Form 10-K (2009 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business and regulatory risks, see the Risk Management section in this Financial Review and Items 1A and 7 of our 2009 Form 10-K and Item 1A included in Part II of our second quarter 2010 report on Form 10-Q and in Part II of this Report. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Estimates And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and those anticipated in the forward-looking statements included in this Report. See Note 19 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income from continuing operations before noncontrolling interests as reported on a generally accepted accounting principles (GAAP) basis.

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

We are focused on our strategies for quality growth. We are committed to re-establishing a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. We made substantial progress in transitioning our balance sheet throughout 2009 and in the first nine months of 2010, working to return to our moderate risk philosophy throughout our expanded franchise. Our actions have created a well- positioned balance sheet, strong bank level liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

We also continue to be focused on building capital in the current environment characterized by economic and regulatory uncertainty. See the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review.

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash pursuant to a definitive agreement entered into on February 2, 2010. The gain recorded in the third quarter of 2010 related to this sale was $639 million, or $328 million after taxes.

Results of operations of GIS through June 30, 2010 and the related after-tax gain on sale in the third quarter of 2010 are presented as income from discontinued operations, net of income taxes, on our Consolidated Income Statement for the periods presented in this Report. Once we entered into the sales agreement, GIS was no longer a reportable business segment. Further information regarding the GIS sale is included in Note 2 Divestiture in our Notes To Consolidated Financial Statements in this Report.

NATIONAL CITY INTEGRATION COSTS

A summary of pretax merger and integration costs in connection with our December 31, 2008 acquisition of National City Corporation (National City) follows.

National City Integration Costs

In millions	Third Quarter	First Nine Months	Full Year
2010	$96	$309	$370	(a)
2009	$89	$266	$421
2008	—	—	$575	(b)
(a)	Projected.
(b)	Includes $504 million conforming provision for credit losses.

The National City transaction is expected to result in the reduction of more than $1.8 billion of combined company annualized noninterest expense by the end of 2010 through the elimination of operational and administrative redundancies. We have completed the customer and branch conversions to our technology platforms and have integrated the businesses and operations of National City with those of PNC.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

The economic turmoil that began in the middle of 2007 and continued through most of 2008 and 2009 has now settled into a slow economic recovery with, at this time, somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed into law by President Obama on July 21, 2010.

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

Until such time as the regulatory agencies issue proposed and final regulations implementing the numerous provisions of Dodd-Frank, a process that will extend at least over the next year and might last several years, PNC will not be able to fully assess the impact the legislation will have on its businesses. However, we believe that the expected changes will be manageable for PNC and will have a smaller impact on us than many of our larger peers.

Items 1 and 7 of our 2009 Form 10-K include information regarding efforts beginning in late 2008 by the Federal government, including the US Congress, the US Department of the Treasury, the Federal Reserve, the FDIC, and the Securities and Exchange Commission, to stabilize and restore confidence in the financial services industry that have impacted and will likely continue to impact PNC and our stakeholders. These efforts, which will continue to evolve, include the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, Dodd-Frank and other legislative, administrative and regulatory initiatives.

Included in these efforts are evolving regulatory capital standards for financial institutions. Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Evolving standards also include the so-called “Basel III” initiatives that are part of the Basel II effort by international banking supervisors to update the original international bank capital accord (Basel I), which has been in effect since 1988. The recent Basel III capital initiative, which has the support of US banking regulators, includes heightened capital requirements for major banking institutions in terms of both higher quality capital and higher regulatory capital ratios. Basel III capital standards will require implementing regulations by the banking regulators and are expected to include a phase-in period beginning in 2013 and ending January 1, 2019.

Residential Mortgage Foreclosure Matters

Beginning in the third quarter of 2010, mortgage foreclosure documentation practices among US financial institutions have received heightened attention by regulators and the media. PNC’s market share for residential servicing is less than 2%. The vast majority of our servicing business is on behalf of other investors, principally the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). Regardless, we have been conducting an internal review of our foreclosure procedures. Based upon our review thus far, we believe that PNC has systems designed to ensure that no foreclosure proceeds unless the loan is genuinely in default. On average, our residential mortgage loans in foreclosure are more than one year delinquent.

Similar to other banks, we have identified issues regarding some of our documentation. Accordingly, we are delaying pursuing individual foreclosures when we commenced our review until we are confident that any pending documentation issues have been resolved. We are currently proceeding with new foreclosures under enhanced procedures designed as part of this review to minimize the risk of errors related to the processing of documentation in foreclosure cases.

For additional information, please see Note 17 Legal Proceedings and Note 18 Commitments and Guarantees in our Notes To Consolidated Financial Statements in Part I of this Report and Item 1A Risk Factors in Part II of this Report.

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

PNC did not issue any securities under the TLGP-Debt Guarantee Program during the first nine months of 2010.

From October 14, 2008 through December 31, 2009, PNC Bank, National Association (PNC Bank, N.A.) participated in the TLGP-Transaction Account Guarantee Program. Beginning January 1, 2010, PNC Bank, N.A. is no longer participating in this program, but Dodd-Frank extends the program for all banks for two years, beginning December 31, 2010.

Public-Private Investment Fund Programs (PPIFs)

PNC did not participate in these programs during the first nine months of 2010.

Home Affordable Modification Program (HAMP)

PNC began participating in HAMP for GSE mortgages in May 2009 and for non-GSE mortgages in July 2009, and recently signed the agreements to begin participating in the Second Lien Program. HAMP is scheduled to terminate as of December 31, 2012.

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

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following:

•	General economic conditions, including the speed and stamina of the moderate economic recovery that began last year in general and on our customers in particular,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined above, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management, and creating positive pre-tax, pre-provision earnings,
•	Managing the distressed assets portfolio and other impaired assets,
•	Improving our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to return to our desired moderate risk profile, and
•	Actions we take within the capital and other financial markets.

SUMMARY FINANCIAL RESULTS

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Net income (millions)	$1,103	$559	$2,577	$1,296
Diluted earnings per common share
Continuing operations	$1.45	$.96	$3.52	$2.08
Discontinued operations	.62	.04	.72	.09
Net income	$2.07	$1.00	$4.24	$2.17
Return from net income on:
Average common shareholders’ equity	15.12%	8.70%	10.98%	6.77%
Average assets	1.65%	.81%	1.30%	.62%

Income Statement Highlights for the Third Quarter

•

Strong earnings for the third quarter of 2010 reflected an improvement in the provision for credit losses compared with the third quarter of 2009 as we continue to focus on returning to a moderate risk profile. Pretax pre-provision earnings of $1.4 billion significantly exceeded the provision for credit losses of $.5 billion.

•

Net interest income declined $220 million to $2.2 billion and the net interest margin fell 39 basis points to 3.96% compared with the second quarter of 2010 due to lower purchase accounting accretion, loan sales, continued soft loan demand and the low interest rate environment.

•

Noninterest income totaled $1.4 billion for the third quarter and was derived from diversified sources. The $246 million decline compared with the third quarter of 2009 was mainly due to a decrease in overdraft charges, the reduction in value of commercial mortgage servicing rights and the third quarter 2009 gain on sales of commercial loans.

•

The provision for credit losses declined to $486 million in the third quarter compared with $914 million in the third quarter of 2009 reflecting overall credit quality improvement driven by improving credit migration and actions taken to reduce exposure levels.

•

We continued our disciplined expense management while investing in our businesses. Noninterest expense of $2.2 billion declined $56 million, or 3%, compared with the third quarter of 2009 primarily due to higher acquisition-related cost savings.

•

We achieved acquisition cost savings of $1.7 billion on an annualized basis in the third quarter of 2010, well ahead of the original target amount and schedule, and are on track to meet our higher goal of $1.8 billion by the end of 2010.

•

The July 1, 2010 sale of GIS resulted in an after-tax gain of $328 million reported in discontinued operations. Goodwill and other intangible assets net of deferred income taxes removed from the Consolidated Balance Sheet as a result of the transaction were $1.1 billion.

Credit Quality Highlights

•

Overall credit quality showed continued signs of improvement during the third quarter of 2010. Net charge-offs to average loans improved to 1.61% in the third quarter from 2.18% in the second quarter of 2010. Nonperforming assets declined $235 million to $5.7 billion as of September 30, 2010. Delinquencies continued to improve during the quarter. The allowance for loan and lease losses was $5.2 billion, or 3.48% of total loans and 108% of nonperforming loans, as of September 30, 2010.

Balance Sheet Highlights

•

PNC remains committed to responsible lending to support economic growth. Loans and commitments originated and renewed totaled approximately $39 billion in the third quarter and $112 billion for the first nine months of 2010, including $2.6 billion of small business loans. Total loans were $150.1 billion at September 30, 2010 and decreased $4.2 billion compared with June 30, 2010 primarily due to loan repayments, dispositions and net charge-offs that exceeded customer loan demand.

•

Total deposits were $179.2 billion at September 30, 2010. Transaction deposits grew $2.5 billion, or 2%, while certificates of deposit declined by $2.0 billion, or 5%, compared with June 30, 2010 further reducing the average rate paid on deposits by 3 basis points to .68% in the third quarter.

•	PNC’s well-positioned balance sheet reflected core funding with a loan to deposit ratio of 84% at September 30, 2010 and a strong bank liquidity position to support growth.
•	Investment securities of $63.5 billion at September 30, 2010 increased by 18% compared with June 30, 2010 as excess liquidity was invested in short duration, high quality securities.
•	The Tier 1 common capital ratio was 9.6% at September 30, 2010, up from 8.3% at June 30, 2010 and 6.0% at December 31, 2009.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the third quarter and first nine months of 2010 and 2009.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions, divestitures and consolidations of variable interest entities.

The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at September 30, 2010 compared with December 31, 2009.

Total average assets were $265.4 billion for the first nine months of 2010 compared with $278.6 billion for the first nine months of 2009.

Average interest-earning assets were $225.1 billion for the first nine months of 2010, compared with $241.0 billion in the first nine months of 2009. Decreases of $13.1 billion in loans and $6.5 billion in other interest-earning assets, partially offset by a $5.3 billion increase in investment securities, drove the decrease in average interest-earning assets.

The decrease in average total loans reflected a decline in commercial loans of $8.6 billion, commercial real estate loans of $4.1 billion and residential mortgage loans of $3.3 billion, partially offset by an increase of $2.9 billion in consumer loans.

Loans represented 69% of average interest-earning assets for the first nine months of 2010 and 70% for the first nine months of 2009.

Average securities available for sale increased $2.0 billion, to $49.4 billion, in the first nine months of 2010 compared with the first nine months of 2009. Average US Treasury and government agencies securities increased $4.2 billion while average other debt securities increased $1.4 billion in the comparison. These increases were partially offset by a decline of $2.9 billion in average non-agency residential mortgage-backed securities and a decline of $.8 billion in commercial mortgage-backed securities.

Average securities held to maturity increased $3.3 billion, to $7.2 billion, in the first nine months of 2010 compared with the first nine months of 2009. The increase reflected purchases of asset-backed and non-agency commercial mortgage-backed securities, the transfer of securities from the available for sale portfolio, and the impact of the Market Street Funding LLC (Market Street) consolidation effective January 1, 2010.

Total investment securities comprised 25% of average interest-earning assets for the first nine months of 2010 and 21% for the first nine months of 2009.

Average noninterest-earning assets totaled $40.3 billion in the first nine months of 2010 compared with $37.6 billion in the prior year period.

Average total deposits were $182.0 billion for the first nine months of 2010 compared with $191.2 billion for the first nine months of 2009. Average deposits declined from the prior year period primarily as a result of decreases in retail certificates of deposit and other time deposits, which were partially offset by an increase in transaction deposits. Total deposits at September 30, 2010 were $179.2 billion compared with $186.9 billion at December 31, 2009 and are further discussed within the Consolidated Balance Sheet Review section of this Report.

Average total deposits represented 69% of average total assets for both the first nine months of 2010 and the first nine months of 2009.

Average transaction deposits were $127.2 billion for the first nine months of 2010 compared with $118.7 billion for the first nine months of 2009.

Average borrowed funds were $40.8 billion for the first nine months of 2010 compared with $45.7 billion for the first nine months of 2009. A $6.7 billion decline in Federal Home Loan Bank borrowings drove the decline in the comparison, partially offset by higher average commercial paper borrowings that reflected the consolidation of Market Street. Total borrowed funds at September 30, 2010 were $39.8 billion compared with $39.3 billion at December 31, 2009 and are further discussed within the Consolidated Balance Sheet Review section of this Report. In addition, the Liquidity Risk Management portion of the Risk Management section of this Report includes additional information regarding our sources and uses of borrowed funds.

LINE OF BUSINESS HIGHLIGHTS

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Distressed Assets Portfolio

Total business segment earnings were $2.0 billion for the first nine months of 2010 and $1.8 billion for the first nine months of 2009. Highlights of results for the first nine months and third quarter of 2010 and 2009 are included below. The Business Segments Review section of this Financial Review includes a Results of Business-Summary table and further analysis of our business segment results over the first nine months of 2010 and 2009 including presentation differences from Note 19 Segment Reporting.

We provide a reconciliation of total business segment earnings to PNC consolidated income from continuing operations before noncontrolling interests as reported on a GAAP basis in Note 19 Segment Reporting.

Retail Banking

Retail Banking earned $97 million for the first nine months of 2010 compared with earnings of $161 million for the same period a year ago. Earnings declined from the prior year due primarily due to lower revenues as a result of lower interest credits assigned to deposits and a decline in fees which were partially offset by well-managed expenses. Retail Banking continued to maintain its focus on growing customers and deposits, customer and employee satisfaction, investing in the business for future growth, as well as, disciplined expense management during this period of market and economic uncertainty.

Retail Banking had a loss of $7 million in the third quarter of 2010 compared with earnings of $50 million in the third quarter of 2009. Earnings decreased from the prior year quarter due to a decline in fees, a higher provision for credit losses and lower net interest income.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $1.2 billion in the first nine months of 2010 compared with $775 million in the first nine months of 2009. Significantly higher earnings for the first nine months of 2010 reflected a lower provision for credit losses and lower noninterest expense which more than offset declines in net interest income and noninterest income compared with the 2009 period.

Corporate & Institutional Banking earned $427 million in the third quarter of 2010 compared with $309 million in the third quarter of 2009. The increase in earnings compared with third quarter 2009 was primarily due to a lower provision for credit losses driven by reduced exposure levels along with positive credit migration.

Asset Management Group

Asset Management Group earned $112 million for the first nine months of 2010 compared with $82 million for the same period in 2009. Assets under administration were $206 billion at September 30, 2010 and $217 billion at September 30, 2009. The first nine months of 2010 reflected a lower provision for credit losses, lower expenses from disciplined expense management and higher noninterest income. These improvements were partially offset by a decrease in net interest income from lower yields on loans.

Earnings for Asset Management Group totaled $44 million for the third quarter of 2010 compared with $35 million for the third quarter of 2009. The increase in earnings from the prior year quarter reflected a benefit from the provision for credit losses and lower expenses that more than offset a decline in revenue.

Residential Mortgage Banking

Residential Mortgage Banking earned $272 million for the first nine months of 2010 compared with $410 million in the first nine months of 2009. Earnings decreased from the first nine months of 2009 primarily due to reduced loan sales revenue and lower net hedging gains on mortgage servicing rights, partially offset by lower noninterest expense.

Residential Mortgage Banking earned $98 million in the third quarter of 2010 compared with $91 million for the third quarter of 2009. Higher net hedging gains on mortgage servicing rights and lower expenses in the 2010 quarter more than offset a decline in net interest income and a higher provision for credit losses.

BlackRock

Our BlackRock business segment earned $253 million in the first nine months of 2010 and $151 million in the first nine months of 2009. Third quarter 2010 business segment earnings from BlackRock were $99 million compared with $74 million in the third quarter of 2009. The benefits of BlackRock’s December 2009 acquisition of Barclays Global Investors (BGI) and improved capital markets conditions contributed to higher earnings at BlackRock.

Distressed Assets Portfolio

The Distressed Assets Portfolio earned $8 million for the first nine months of 2010 compared with $172 million for the first nine months of 2009. A $288 million increase in the provision for credit losses was the primary factor driving the decrease in earnings in the comparison.

For the third quarter of 2010, Distressed Assets Portfolio had earnings of $17 million compared with $14 million for the third quarter of 2009. Higher net interest income and lower expenses more than offset the impact of lower noninterest income and a higher provision for credit losses.

Other

“Other” reported earnings of $232 million for the first nine months of 2010 compared with a net loss of $496 million for the first nine months of 2009. The net loss for the 2009 period included higher other-than-temporary impairment (OTTI) charges compared with the 2010 period, alternative investment writedowns, a $133 million special FDIC assessment, and equity management losses.

“Other” reported earnings of $97 million for the third quarter of 2010 compared with a net loss of $33 million for the third quarter of 2009.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first nine months of 2010 was $2.6 billion compared with $1.3 billion for the first nine months of 2009. Net income for the third quarter of 2010 was $1.1 billion compared with $.6 billion for the third quarter of 2009. Total revenue for the first nine months of both 2010 and 2009 was $11.3 billion. Total revenue for the third quarter of 2010 decreased 7% to $3.6 billion from $3.9 billion for the third quarter of 2009.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2010	2009	2010	2009
Net interest income	$2,215	$2,224	$7,029	$6,737
Net interest margin	3.96%	3.76%	4.18%	3.72%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The increase in net interest income for the first nine months of 2010 compared with the first nine months of 2009 resulted primarily from the impact of lower deposit and borrowing costs somewhat offset by lower loan volume and lower revenue from our investment securities portfolio. Our deposit strategy included the retention and repricing at lower rates of relationship-based certificates of deposit and the planned run off of maturing non-relationship certificates of deposit and brokered deposits.

The net interest margin was 4.18% for the first nine months of 2010 and 3.72% for the first nine months of 2009. The following factors impacted the comparison:

•	A decrease in the rate accrued on interest-bearing liabilities of 57 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 52 basis points.
•

A decrease in the yield on interest-earning assets of 3 basis points. The yield on loans, the largest portion of our interest-earning assets, increased 8 basis points but was more than offset by the 111 basis point decline in yield on investment securities.

•	The benefit of noninterest-bearing sources of funding decreased 8 basis points primarily due to the decline in interest rates.

The net interest margin was 3.96% for the third quarter of 2010 and 3.76% for the third quarter of 2009. The following factors impacted the comparison:

•	A decrease in the rate accrued on interest-bearing liabilities of 29 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 36 basis points.
•

A 6 basis point decrease in the yield on interest-earning assets. This decrease was driven by a 105 basis point decline in the yield on investment securities, partially offset by higher yields on loans.

•	In addition, the benefit of noninterest-bearing sources of funding decreased 3 basis points primarily due to the decline in interest rates.

We expect net interest income and margin to trend down in the fourth quarter of 2010 but at a slower pace than we experienced from the second quarter of 2010 to the third quarter of 2010. We believe that lower purchase accounting accretion, continued soft loan demand and the low interest rate environment will contribute to lower net interest income and margin in the fourth quarter of 2010 compared with the third quarter of 2010.

NONINTEREST INCOME

Summary

Noninterest income totaled $4.2 billion for the first nine months of 2010, a decline of $361 million or 8% compared with the first nine months of 2009. Decreases in residential mortgage loan sales revenue, the value of commercial mortgage servicing rights and net hedging gains on residential mortgage servicing rights, along with lower service charges on deposits, were the primary factors in the comparison. Partially offsetting these items were lower OTTI charges and higher asset management fees.

Noninterest income totaled $1.4 billion for the third quarter of 2010, a decline of $246 million or 15% compared with the third quarter of 2009. This decrease was mainly due to the decrease in overdraft charges, the reduction in value of commercial mortgage servicing rights and third quarter 2009 gains on sales of commercial loans.

Additional Analysis

Asset management revenue was $751 million in the first nine months of 2010 compared with $639 million in the first nine months of 2009. Asset management revenue was $249 million in the third quarter of 2010 compared with $242 million in the third quarter of 2009. These increases reflected higher equity earnings from our BlackRock investment, improved equity markets and client growth. Discretionary assets under management at September 30, 2010 totaled $105 billion compared with $104 billion at September 30, 2009.

For the first nine months of 2010, consumer services fees totaled $939 million compared with $975 million in the first nine months of 2009. Consumer services fees were $328 million for the third quarter of 2010 compared with $330 million for the third quarter of 2009. Lower consumer service fees for 2010 in both comparisons reflected lower brokerage fees and the impact of the consolidation of the securitized credit card portfolio, partially offset by higher volume-related transaction fees. As further discussed in the Retail Banking section of the Business Segments Review portion of this Financial Review, we expect that the Credit CARD Act of 2009 will negatively impact full year 2010 revenues by approximately $75 million, a portion of which will be in the fourth quarter of 2010.

Corporate services revenue totaled $712 million in the first nine months of 2010 and $761 million in the first nine months of 2009. Corporate services revenue declined in the third quarter of 2010 to $183 million, compared with $252 million for the third quarter of 2009. The declines in both comparisons were largely the result of a reduction in the value of commercial mortgage servicing rights largely driven by lower interest rates, partially offset by higher merger and acquisition advisory and ancillary commercial mortgage servicing fees. Corporate services fees include the noninterest component of treasury management fees, which continued to be a strong contributor to revenue.

Residential mortgage revenue totaled $542 million in the first nine months of 2010 compared with $883 million in the first nine months of 2009. Third quarter 2010 residential mortgage revenue totaled $216 million compared with $207 million in the third quarter of 2009. The nine-month decline reflected reduced loan sales revenue given the strong loan origination refinance volume in 2009 and lower net hedging gains on mortgage servicing rights. Higher net hedging gains on mortgage servicing rights drove the third quarter 2010 increase.

Service charges on deposits totaled $573 million for the first nine months of 2010 and $714 million for the first nine months of 2009. Service charges on deposits totaled $164 million for the third quarter of 2010 compared with $248 million for the third quarter of 2009. The decrease in both instances was due to lower overdraft charges and required branch divestitures in the third quarter of 2009. As further discussed in the Retail Banking section of the Business Segments Review portion of this Financial Review, we expect that the new Regulation E rules related to overdraft charges will negatively impact our fourth quarter 2010 revenue by an estimated $100 million, or approximately $55 million more than its impact on the third quarter of 2010.

Net gains on sales of securities totaled $358 million for the first nine months of 2010 and $406 million for the first nine months of 2009. Third quarter net gains on sales of securities were $121 million in 2010 and $168 million in 2009.

The net credit component of OTTI of securities recognized in earnings was a loss of $281 million in the first nine months of

2010, including $71 million in the third quarter, compared with losses of $433 million and $129 million, respectively, for the same periods in 2009.

Other noninterest income totaled $650 million for the first nine months of 2010 compared with $660 million for the first nine months of 2009. Other noninterest income for the third quarter of 2010 totaled $193 million compared with $311 million for the third quarter of 2009. The third quarter of 2009 included $88 million of gains on sales of loans.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Financial Review, further details regarding private equity and alternative investments are included in the Market Risk Management-Equity And Other Investment Risk section, and further details regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section.

We believe that as the economy recovers, there will be greater opportunities for growth in client-related fee-based revenue.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, commercial real estate, and capital markets-related products and services that are marketed by several businesses primarily to commercial customers.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $919 million for the first nine months of 2010, an increase of $78 million or 9% compared with the first nine months of 2009. For the third quarter of 2010, treasury management revenue was $319 million, an increase of $38 million or 14% compared with the third quarter of 2009. These increases were primarily related to deposit growth and continued growth in legacy offerings such as purchasing cards and lockbox as well as services provided to the Federal government and healthcare customers.

Revenue from capital markets-related products and services totaled $411 million in the first nine months of 2010 compared with $346 million in the first nine months of 2009, an increase of $65 million or 19%. Higher underwriting, mergers and acquisition advisory fees, and syndications fees contributed to the improved results. Third quarter 2010 revenue was $119 million compared with $155 million for the third quarter of 2009, a decline of $36 million or 23%. The decline was driven by lower loan sale gains partially offset by increased mergers and acquisition advisory fees and syndications fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services) and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $146 million in the first nine months of 2010, a decrease of $206 million or 59% compared with the first nine months of 2009. For the third quarter of 2010, losses from commercial mortgage banking activities totaled $16 million compared with third quarter 2009 revenue of $119 million. These decreases were primarily due to valuations associated with commercial mortgage loans held for sale, net of hedges, higher impairment of mortgage servicing rights, and the sale during the second quarter 2010 of a duplicative agency servicing operation acquired as part of the National City transaction. These decreases were partially offset by higher ancillary commercial mortgage servicing fees.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $2.1 billion for the first nine months of 2010 compared with $2.9 billion for the first nine months of 2009. For the third quarter of 2010, the provision for credit losses totaled $486 million compared with $914 million for the third quarter of 2009. The lower provision in both comparisons reflected credit exposure reductions and overall improving credit migration during 2010.

We are optimistic about prospects for a stable-to-lower provision for credit losses in the fourth quarter of 2010 compared with the third quarter of 2010. Future provision levels will depend primarily on the level of nonperforming loans and the pace of economic recovery.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Noninterest expense for the first nine months of 2010 was $6.3 billion compared with $6.9 billion for the first nine months of 2009, a decline of $591 million or 9%. The impact of higher cost savings related to the National City acquisition and the reversal of certain accrued liabilities in the second quarter of 2010, including $73 million associated with a franchise tax settlement and $47 million associated with an indemnification for certain Visa litigation, were reflected in the lower nine-month expenses. Lower expenses in the first nine months of 2010 also reflected a special FDIC assessment, intended to build the FDIC’s Deposit Insurance Fund, of $133 million in the second quarter of 2009.

Noninterest expense totaled $2.2 billion in the third quarter of 2010, a decline of 3% compared with the third quarter of 2009. Noninterest expense declined compared with the year ago quarter primarily due to higher acquisition-related cost savings.

We expect noninterest expense to be lower in the fourth quarter of 2010 relative to the third quarter of 2010 primarily due to lower integration costs and an expected fourth quarter reduction in our Visa indemnification liability.

See National City Integration Costs in the Executive Summary section of this Financial Review for details of integration costs incurred, including through the first nine months of 2010 and 2009.

We achieved National City acquisition cost savings of $1.7 billion on an annualized basis in the third quarter of 2010, higher and earlier than our original goal of $1.2 billion, and are on track to meet our new goal of $1.8 billion by the end of 2010.

EFFECTIVE TAX RATE

The effective tax rate was 25.0% for the first nine months of 2010 compared with 21.4% for the first nine months of 2009. The tax rate was lower on a year-to-date basis in 2009 due to lower levels of pretax income in 2009 partially offset by the 2010 favorable IRS letter ruling noted below.

For the third quarter of 2010, our effective tax rate was 18.8% compared with 25.5% for the third quarter of 2009. The lower tax rate in the third quarter of 2010 was primarily the result of receiving a favorable IRS letter ruling in July 2010 that resolved a prior tax position and resulted in a tax benefit of $89 million.

We anticipate that the full year 2010 effective tax rate will be approximately 26%.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	Sept. 30 2010	Dec. 31 2009
Assets
Loans	$150,127	$157,543
Investment securities	63,461	56,027
Cash and short-term investments	7,188	13,290
Loans held for sale	3,275	2,539
Goodwill and other intangible assets	10,518	12,909
Equity investments	10,137	10,254
Other	15,427	17,301
Total assets	$260,133	$269,863
Liabilities
Deposits	$179,183	$186,922
Borrowed funds	39,763	39,261
Other	8,521	11,113
Total liabilities	227,467	237,296
Total shareholders’ equity	30,042	29,942
Noncontrolling interests	2,624	2,625
Total equity	32,666	32,567
Total liabilities and equity	$260,133	$269,863

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

The decline in total assets at September 30, 2010 compared with December 31, 2009 was primarily due to decreases in loans and cash and short-term investments, partially offset by an increase in investment securities.

Total assets and liabilities at September 30, 2010 included $4.5 billion and $3.2 billion, respectively, related to Market Street and a credit card securitization trust as more fully described in the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements of this Report.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $2.8 billion at September 30, 2010 and $3.2 billion at December 31, 2009. The balances do not include future accretable net interest on the purchased impaired loans.

Loans decreased $7.4 billion, or 5%, as of September 30, 2010 compared with December 31, 2009. An increase in loans of $3.5 billion from the initial consolidation of Market Street and the securitized credit card portfolio was more than offset by the impact of soft customer loan demand combined with loan repayments and payoffs in the distressed assets portfolio.

Loans represented 58% of total assets at both September 30, 2010 and at December 31, 2009. Commercial lending represented 52% of the loan portfolio and consumer lending represented 48% at September 30, 2010.

Commercial real estate loans represented 7% of total assets at September 30, 2010 and 9% of total assets at December 31, 2009.

Details Of Loans

In millions	Sept. 30 2010	Dec. 31 2009
Commercial
Retail/wholesale	$9,752	$9,515
Manufacturing	9,519	9,880
Service providers	8,747	8,256
Real estate related (a)	7,398	7,403
Financial services	3,773	3,874
Health care	3,169	2,970
Other	10,830	12,920
Total commercial	53,188	54,818
Commercial real estate
Real estate projects	13,021	15,582
Commercial mortgage	6,070	7,549
Total commercial real estate	19,091	23,131
Equipment lease financing	6,408	6,202
TOTAL COMMERCIAL LENDING (b)	78,687	84,151
Consumer
Home equity
Lines of credit	23,770	24,236
Installment	10,815	11,711
Education	8,819	7,468
Automobile	2,863	2,013
Credit card and other unsecured lines of credit	4,843	3,536
Other	3,846	4,618
Total consumer	54,956	53,582
Residential real estate
Residential mortgage	15,708	18,190
Residential construction	776	1,620
Total residential real estate	16,484	19,810
TOTAL CONSUMER LENDING	71,440	73,392
Total loans	$150,127	$157,543
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Construction loans with interest reserves, and A Note/B Note restructurings are not significant to PNC.

Total loans above include purchased impaired loans related to National City amounting to $8.1 billion, or 5% of total loans, at September 30, 2010, and $10.3 billion, or 7% of total loans, at December 31, 2009.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $112 billion for the first nine months of 2010, including $39 billion in the third quarter.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Commercial lending is the largest category and is the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. This estimate also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Higher Risk Loans

Our loan portfolio includes certain loans deemed to be higher risk and therefore more likely to result in credit losses. We established specific and pooled reserves on the total commercial lending category of $2.9 billion at September 30, 2010. This commercial lending reserve provided adequate and appropriate loss coverage on the higher risk commercial loans in the total commercial portfolio. The commercial lending reserve represented 56% of the total allowance for loan and lease losses of $5.2 billion at that date. The remaining 44% of the allowance for loan and lease losses pertained to the total consumer lending category. This category of loans is more homogenous in nature and has certain characteristics that can be assessed at a total portfolio level in terms of loans representing higher risk. We do not consider government insured/government guaranteed loans to be higher risk as we do not believe these loans will result in a significant loss because of their structure. Such loans are excluded from the following assessment of higher risk loans.

Our home equity lines of credit and installment loans outstanding totaled $34.6 billion at September 30, 2010. In this portfolio, we consider the higher risk loans to be those with a recent FICO credit score of less than or equal to 660 and an original loan-to-value ratio greater than 90%. Such loans totaled $1.2 billion or approximately 4% of the total home equity line of credit and installment loans at September 30, 2010. These higher risk loans were concentrated in our geographic footprint with 28% in

Pennsylvania, 13% in Ohio, 11% in New Jersey, 7% in Illinois, 6% in Michigan, and 5% in Kentucky, with the remaining loans dispersed across several other states. Option ARM loans and negative amortization loans in this portfolio were not significant. Within the higher risk home equity portfolio, approximately 12% are in some stage of delinquency and 6% are in late stage (90+ days) delinquency status.

In our $15.7 billion residential mortgage portfolio, loans with a recent FICO credit score of less than or equal to 660 and a recent loan-to-value ratio greater than 90% totaled $.7 billion and comprised approximately 4% of this portfolio at September 30, 2010. Twenty-three percent of the higher risk loans are located in California, 12% in Florida, 11% in Illinois, 8% in Maryland, 5% in Pennsylvania, and 5% in New Jersey, with the remaining loans dispersed across several other states. Option ARM loans and negative amortization loans in this portfolio were not significant. Within the higher risk residential mortgage portfolio of $.7 billion, approximately 47% are in some stage of delinquency and 36% are in 90+ days late stage delinquency status.

Within our broader home equity lines of credit, installment loans and residential mortgage portfolios, approximately 5% of the aggregate $50.3 billion loan outstandings have loan-to-value ratios in excess of 100%. The impact of housing price depreciation is reflected in the allowance for loans and lease losses as a result of the consumer reserve methodology process. The consumer reserve process is sensitive to collateral values which in turn affect loan loss severity. While our consumer reserve methodology strives to reflect all significant risk factors, there is an element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information such as housing price depreciation. We provide additional reserves where appropriate to provide coverage for losses attributable to such risks.

We obtain updated property values annually for select residential mortgage loan portfolios. We are expanding this valuation process to update the property values on the majority of our real estate secured consumer loan portfolios.

Information related to purchased impaired loans, purchase accounting accretion and accretable net interest recognized during the first nine months of 2010 in connection with our acquisition of National City follows.

Valuation of Purchased Impaired Loans

	December 31, 2008		December 31, 2009		September 30, 2010
Dollars in billions	Balance	Net Investment	Balance	Net Investment	Balance		Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$6.3		$3.5		$2.2
Purchased impaired mark	(3.4)		(1.3)		(.7)
Recorded investment	2.9		2.2		1.5
Allowance for loan losses			(.2)		(.3)
Net investment	2.9	46%	2.0	57%	1.2		55%
Consumer and residential mortgage loans:
Unpaid principal balance	15.6		11.7		8.4
Purchased impaired mark	(5.8)		(3.6)		(1.8)
Recorded investment	9.8		8.1		6.6
Allowance for loan losses			(.3)		(.6)
Net investment	9.8	63%	7.8	67%	6.0		71%
Total purchased impaired loans:
Unpaid principal balance	21.9		15.2		10.6
Purchased impaired mark (a)	(9.2)		(4.9)		(2.5)
Recorded investment	12.7		10.3		8.1
Allowance for loan losses			(.5)		(.9	)(b)
Net investment	$12.7	58%	$9.8	64%	$7.2		68%
(a)	Comprised of $5.5 billion of nonaccretable principal cash flows and $3.7 billion of accretable total cash flows at December 31, 2008, $1.4 billion of nonaccretable principal cash flows and $3.5 billion of accretable total cash flows at December 31, 2009, and $.2 billion of nonaccretable principal cash flows and $2.3 billion of accretable total cash flows at September 30, 2010.
(b)	Impairment reserves of $.9 billion at September 30, 2010 reflect impaired loans with further credit quality deterioration since acquisition. This deterioration was more than offset by the cash received to date in excess of recorded investment of $.6 billion and the net reclassification to accretable, to be recognized over time, of $.9 billion.

The unpaid principal balance of purchased impaired loans declined from $21.9 billion at December 31, 2008 to $10.6 billion at September 30, 2010 due to amounts determined to be uncollectible, payoffs and disposals. The remaining purchased impaired mark at September 30, 2010 was $2.5 billion which was a decline from $9.2 billion at December 31, 2008. The net investment of $12.7 billion at December 31, 2008 declined 43% to $7.2 billion at September 30, 2010 primarily due to payoffs, disposals and further impairment partially offset by accretion during 2009 and the first nine months of 2010. At September 30, 2010, our largest individual purchased impaired loan had a recorded investment of $21 million.

We currently expect to collect total cash flows of $9.5 billion on purchased impaired loans, representing the $7.2 billion net investment at September 30, 2010 and the accretable net interest of $2.3 billion shown in the Accretable Net Interest table that follows.

Purchase Accounting Accretion

	Three months ended Sept. 30		Nine months ended Sept. 30
In millions	2010	2009	2010	2009
Non-impaired loans	$70	$172	$293	$662
Impaired loans	187	193	710	670
Reversal of contractual interest on impaired loans	(138)	(167)	(408)	(584)
Net impaired loans	49	26	302	86
Securities	15	25	39	97
Deposits	122	231	433	807
Borrowings	(42)	(58)	(112)	(195)
Total	$214	$396	$955	$1,457

Cash received in excess of recorded investment from sales or payoffs of impaired commercial loans (cash recoveries) totaled $350 million for the first nine months of 2010, including $111 million in the third quarter. We do not expect this level of cash recoveries to be sustainable on a quarterly basis.

Remaining Purchase Accounting Accretion

In billions	Dec. 31 2008	Dec. 31 2009	Sept. 30 2010
Non-impaired loans	$2.4	$1.6	$1.3
Impaired loans (a)	3.7	3.5	2.3
Total loans (gross)	6.1	5.1	3.6
Securities	.2	.1	.1
Deposits	2.1	1.0	.6
Borrowings	(1.5)	(1.2)	(1.1)
Total	$6.9	$5.0	$3.2
(a)	Adjustments include purchase accounting accretion, reclassifications from non-accretable to accretable net interest as a result of increases in estimated cash flows, and reductions in the accretable amount as a result of the identification of additional purchased impaired loans as of the National City acquisition close date of December 31, 2008.

Accretable Net Interest – Purchased Impaired Loans

In billions
January 1, 2010	$3.5
Accretion (including cash recoveries)	(1.1)
Net reclassifications to accretable from non-accretable	.1
Disposals	(.2)
September 30, 2010	$2.3

In billions
January 1, 2009	$3.7
Accretion (including cash recoveries)	(2.2)
Adjustments resulting from changes in purchase price allocation	.3
Net reclassifications to accretable from non-accretable	.9
Disposals	(.4)
September 30, 2010	$2.3

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

In millions	Sept. 30 2010	Dec. 31 2009
Commercial / commercial real estate (a)	$59,834	$60,143
Home equity lines of credit	19,500	20,367
Consumer credit card and other unsecured lines	16,478	18,800
Other	1,335	1,485
Total	$97,147	$100,795
(a)	Less than 4% of these amounts at each date relate to commercial real estate.

Unfunded commitments are concentrated in our primary geographic markets. Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $15.3 billion at September 30, 2010 and $13.2 billion at December 31, 2009.

Unfunded credit commitments related to the consolidation of Market Street totaled $3.4 billion at September 30, 2010 and are now a component of PNC’s total unfunded credit commitments. These amounts are included in the preceding table within the “Commercial / commercial real estate” category.

In addition to credit commitments, our net outstanding standby letters of credit totaled $9.9 billion at September 30, 2010 and $10.0 billion at December 31, 2009. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $509 million at September 30, 2010 and $6.2 billion at December 31, 2009 and are included in the preceding table primarily within the “Commercial / commercial real estate” category. Due to the consolidation of Market Street, $5.5 billion of unfunded liquidity facility commitments were no longer included in the amounts in the preceding table as of September 30, 2010.

INVESTMENT SECURITIES

Details of Investment Securities

In millions	Amortized Cost	Fair Value
September 30, 2010
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,546	$7,883
Residential mortgage-backed
Agency	28,470	29,093
Non-agency	8,663	7,581
Commercial mortgage-backed
Agency	1,560	1,641
Non-agency	1,795	1,853
Asset-backed	2,897	2,702
State and municipal	1,578	1,601
Other debt	3,157	3,297
Corporate stocks and other	399	399
Total securities available for sale	$56,065	$56,050
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,378	$4,618
Asset-backed	3,024	3,104
Other debt	9	11
Total securities held to maturity	$7,411	$7,733
December 31, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$7,520
Residential mortgage-backed
Agency	24,076	24,438
Non-agency	10,419	8,302
Commercial mortgage-backed
Agency	1,299	1,297
Non-agency	4,028	3,848
Asset-backed	2,019	1,668
State and municipal	1,346	1,350
Other debt	1,984	2,015
Corporate stocks and other	360	360
Total securities available for sale	$53,079	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$2,225
Asset-backed	3,040	3,136
Other debt	159	160
Total securities held to maturity	$5,229	$5,521

The carrying amount of investment securities totaled $63.5 billion at September 30, 2010 and $56.0 billion at December 31, 2009. The increase in investment securities reflected a $5.3 billion increase in securities available for sale and a $2.2 billion increase in securities held to maturity as excess liquidity was invested in short duration, high quality securities. Investment securities represented 24% of total assets at September 30, 2010 and 21% at December 31, 2009.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 61% of the investment securities portfolio at September 30, 2010.

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

At September 30, 2010, the securities available for sale portfolio included a net unrealized loss of $15 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2009 was a net unrealized loss of $2.3 billion. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The significant decline in the net unrealized loss from December 31, 2009 was primarily the result of lower market interest rates and improving liquidity and credit spreads on non-agency residential mortgage-backed and non-agency commercial mortgage-backed securities. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss from continuing operations, net of tax.

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

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 4.0 years at September 30, 2010 and 4.1 years at December 31, 2009.

We estimate that, at September 30, 2010, the effective duration of investment securities was 2.4 years for an immediate 50 basis points parallel increase in interest rates and 2.4 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2009 were 2.9 years and 2.5 years, respectively.

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

	September 30, 2010
	Agency		Non-agency
Dollars in millions	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Asset-Backed Securities
Fair Value – Available for Sale	$29,093	$1,641	$7,581	$1,853	$2,702
Fair Value – Held to Maturity				4,618	3,104
Total Fair Value	$29,093	$1,641	$7,581	$6,471	$5,806
% of Fair Value:
By Vintage
2010	23%	29%			6%
2009	22%	39%		3%	15%
2008	9%	6%			17%
2007	14%	3%	17%	10%	12%
2006	7%	6%	23%	30%	13%
2005 and earlier	25%	17%	60%	57%	15%
Not Available					22%
Total	100%	100%	100%	100%	100%
By Credit Rating
Agency	100%	100%
AAA			8%	87%	72%
AA			4%	5%	6%
A			5%	4%	4%
BBB			4%	3%
BB			11%	1%	1%
B			19%		4%
Lower than B			49%		11%
No rating					2%
Total	100%	100%	100%	100%	100%
By FICO Score
>720			60%		4%
<720 and >660			31%		8%
<660					3%
No FICO score	N/A	N/A	9%	N/A	85%
Total			100%		100%

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

We also consider the severity of the impairment and the length of time that the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-

functional senior management team representing Asset & Liability Management, Finance, and Balance Sheet Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

We recognize the credit portion of OTTI charges in current earnings for those debt securities where there is no intent to sell and it is not more likely than not that we would be required to sell the security prior to expected recovery. The remaining portion of OTTI charges is included in accumulated other comprehensive loss.

We recognized OTTI for the first nine months and third quarter of 2010 and 2009 as follows:

Other-Than-Temporary Impairments

	Three months ended September 30		Nine months ended September 30
In millions	2010	2009	2010	2009
Credit portion of OTTI losses (a)	$(71)	$(129)	$(281)	$(433)
Noncredit portion of OTTI losses (b)	(46)	(272)	(194)	(1,107)
Total OTTI losses	$(117)	$(401)	$(475)	$(1,540)
(a)	Reduction of noninterest income in our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive loss on our Consolidated Balance Sheet.

Included below is detail on the net unrealized losses and OTTI credit losses recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent our most significant categories of securities not backed by the US government or its agencies. A summary of all OTTI credit losses recognized for the third quarter and first nine months of 2010 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report.

	September 30, 2010
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
AVAILABLE FOR SALE SECURITIES (NON-AGENCY)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Credit Rating Analysis
AAA	$580	$(24)	$1,131	$50	$1,527	$4
Other Investment Grade (AA, A, BBB)	1,027	(49)	667	13	277	(6)
Total Investment Grade	1,607	(73)	1,798	63	1,804	(2)
BB	798	(121)	49	(7)	2
B	1,436	(221)	6	2	222	(39)
Lower than B	3,740	(667)			641	(129)
No Rating					29	(25)
Total Sub-Investment Grade	5,974	(1,009)	55	(5)	894	(193)
Total	$7,581	$(1,082)	$1,853	$58	$2,698	$(195)
OTTI Analysis
Investment Grade:
OTTI has been recognized	$62	$(12)
No OTTI recognized to date	1,545	(61)	$1,798	$63	$1,804	$(2)
Total Investment Grade	1,607	(73)	1,798	63	1,804	(2)
Sub-Investment Grade:
OTTI has been recognized	3,610	(838)	18	(1)	639	(160)
No OTTI recognized to date	2,364	(171)	37	(4)	255	(33)
Total Sub-Investment Grade	5,974	(1,009)	55	(5)	894	(193)
Total	$7,581	$(1,082)	$1,853	$58	$2,698	$(195)
SECURITIES HELD TO MATURITY (NON-AGENCY)
Credit Rating Analysis
AAA			$4,510	$239	$2,676	$67
Other Investment Grade (AA, A, BBB)			108	1	290	7
Total Investment Grade			4,618	240	2,966	74
BB					16
B					2
Lower than B					10
No Rating					98	6
Total Sub-Investment Grade					126	6
Total			$4,618	$240	$3,092	$80
(a)	Table excludes $4 million and $12 million of available for sale and held to maturity agency asset-backed securities, respectively.

Residential Mortgage-Backed Securities

At September 30, 2010, our residential mortgage-backed securities portfolio was comprised of $29.1 billion fair value of US government agency-backed securities and $7.6 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first nine months of 2010, we recorded OTTI credit losses of $211 million on non-agency residential mortgage-backed securities, including $57 million in the third quarter. As of September 30, 2010, $207 million of the year-to-date credit losses related to securities rated below investment grade. As of September 30, 2010, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for non-agency residential mortgage-backed securities totaled $850 million and the related securities had a fair value of $3.7 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of September 30, 2010 totaled $2.4 billion, with unrealized net losses of $171 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.5 billion at September 30, 2010 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $1.6 billion fair value at September 30, 2010 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

OTTI credit losses on commercial mortgage-backed securities for the first nine months of 2010 were not significant. In addition, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for commercial mortgage-backed securities and the fair value of the related securities at September 30, 2010 were not significant. The remaining fair value for which OTTI was previously recorded approximates zero.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $5.8 billion at September 30, 2010 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first nine months of 2010, we recorded OTTI credit losses of $67 million on asset-backed securities, including $14 million in the third quarter. All of the securities were collateralized by first and second lien residential mortgage loans and were rated below investment grade. As of September 30, 2010, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for asset-backed securities totaled $160 million and the related securities had a fair value of $639 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through September 30, 2010, the remaining fair value was $381 million, with unrealized net losses of $27 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements of this Report provides further detail regarding our process for assessing OTTI for these securities.

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

LOANS HELD FOR SALE

In millions	Sept. 30 2010	Dec. 31 2009
Commercial mortgages at fair value	$1,028	$1,050
Commercial mortgages at lower of cost or market	353	251
Total commercial mortgages	1,381	1,301
Residential mortgages at fair value	1,777	1,012
Residential mortgages at lower of cost or market	9
Total residential mortgages	1,786	1,012
Other	108	226
Total	$3,275	$2,539

We stopped originating certain commercial mortgage loans designated as held for sale during the first quarter of 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. We sold $82 million of commercial mortgage loans held for sale carried at fair value in the first nine months of 2010 and sold $234 million in the first nine months of 2009.

We recognized net losses of $6 million in the first nine months of 2010 on the valuation and sale of commercial mortgage loans held for sale, net of hedges, including net gains of $7 million in the third quarter. Net gains of $62 million on the valuation and sale of commercial mortgages loans held for sale, net of hedges, were recognized in the first nine months of 2009, including $28 million in the third quarter.

Residential mortgage loan origination volume was $7.0 billion in the first nine months of 2010. Substantially all such loans were originated to agency or FHA standards. We sold $6.6 billion of loans and recognized related gains of $165 million during the first nine months of 2010, of which $77 million occurred in the third quarter. The comparable amounts for the first nine months of 2009 were $17.0 billion and $409 million, respectively, including $83 million in the third quarter.

Interest income on loans held for sale was $208 million for the first nine months of 2010, including $55 million in the third quarter. Comparable amounts in 2009 were $195 million and $68 million, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $10.5 billion at September 30, 2010 compared with $12.9 billion at December, 31, 2009. Goodwill declined $1.3 billion, to $8.2 billion, at September 30, 2010 compared with the year-end balance primarily due to the sale of GIS which reduced goodwill by $1.2 billion. The $1.1 billion decline in other intangible assets from December 31, 2009 included a $.5 billion decline in residential mortgage servicing rights and a $.3 billion decline in commercial mortgage servicing rights. Note 9 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements of this Report provides further information on these items.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	Sept. 30 2010	Dec. 31 2009
Deposits
Money market	$82,386	$85,838
Demand	45,811	40,406
Retail certificates of deposit	40,716	48,622
Savings	7,099	6,401
Other time	686	1,088
Time deposits in foreign offices	2,485	4,567
Total deposits	179,183	186,922
Borrowed funds
Federal funds purchased and repurchase agreements	4,661	3,998
Federal Home Loan Bank borrowings	7,106	10,761
Bank notes and senior debt	13,508	12,362
Subordinated debt	10,023	9,907
Other	4,465	2,233
Total borrowed funds	39,763	39,261
Total	$218,946	$226,183

Total funding sources decreased $7.2 billion, or 3%, at September 30, 2010 compared with December 31, 2009.

Total deposits decreased $7.7 billion at September 30, 2010 compared with December 31, 2009. Deposits decreased in the comparison primarily due to declines in retail certificates of deposit and money market deposits partially offset by an increase in demand deposits.

Interest-bearing deposits represented 74% of total deposits at September 30, 2010 compared with 76% at December 31, 2009.

Total borrowed funds increased $.5 billion since December 31, 2009. Other borrowed funds increased $2.2 billion in the comparison primarily due to an increase in commercial paper borrowings of $2.3 billion with the consolidation of Market Street. Bank notes and senior debt increased $1.1 billion since year-end. These increases were partially offset by a decline of $3.7 billion in Federal Home Loan Bank borrowings since December 31, 2009.

Capital

PNC increased common equity during the first nine months of 2010 as outlined below. We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $.1 billion, to $30.0 billion, at September 30, 2010 compared with December 31, 2009 and included the impact of the following:

•	The first quarter 2010 issuance of 63.9 million shares of common stock in an underwritten offering at $54 per share resulted in a $3.4 billion increase in total shareholders’ equity,
•	An increase of $2.0 billion to retained earnings, and
•

A positive swing of $2.1 billion in accumulated other comprehensive income (loss) largely due to decreases in net unrealized securities losses as more fully described in the Investment Securities portion of this Consolidated Balance Sheet Review.

The factors above were mostly offset by a decline of $7.3 billion in capital surplus preferred stock in connection with our February 2010 redemption of the Series N (TARP) Preferred Stock as explained further in Note 14 Total Equity And Other Comprehensive Income in the Notes To Consolidated Financial Statements in this Report.

Common shares outstanding were 526 million at September 30, 2010 and 462 million at December 31, 2009. Our first quarter 2010 common stock offering referred to above drove this increase.

Since our acquisition of National City on December 31, 2008, we have increased total common shareholders’ equity by $11.9 billion, or 68%. We expect to continue to increase our common equity as a proportion of total capital through growth in retained earnings and will consider other capital opportunities as appropriate.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares during the first nine months of 2010 under this program and, as described in our 2009 Form 10-K, were restricted from doing so under the TARP Capital Purchase Program prior to our February 2010 redemption of the Series N Preferred Stock.

Risk-Based Capital

Dollars in millions	Sept. 30 2010	Dec. 31 2009
Capital components
Shareholders’ equity
Common	$29,394	$21,967
Preferred	648	7,975
Trust preferred capital securities	2,941	2,996
Noncontrolling interests	1,350	1,611
Goodwill and other intangible assets	(9,111)	(10,652)
Eligible deferred income taxes on goodwill and other intangible assets	528	738
Pension, other postretirement benefit plan adjustments	402	542
Net unrealized securities losses, after-tax	86	1,575
Net unrealized losses (gains) on cash flow hedge derivatives, after-tax	(655)	(166)
Other	(207)	(63)
Tier 1 risk-based capital	25,376	26,523
Subordinated debt	5,143	5,356
Eligible allowance for credit losses	2,704	2,934
Total risk-based capital	$33,223	$34,813
Tier 1 common capital
Tier 1 risk-based capital	$25,376	$26,523
Preferred equity	(648)	(7,975)
Trust preferred capital securities	(2,941)	(2,996)
Noncontrolling interests	(1,350)	(1,611)
Tier 1 common capital	$20,437	$13,941
Assets
Risk-weighted assets, including off- balance sheet instruments and market risk equivalent assets	$213,655	$232,257
Adjusted average total assets	255,800	263,103
Capital ratios
Tier 1 risk-based	11.9%	11.4%
Tier 1 common	9.6	6.0
Total risk-based	15.6	15.0
Leverage	9.9	10.1

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through the economic downturn. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although this metric is not provided for in the regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2010 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, PNC will evaluate its alternatives, including the potential for early redemption of some or all of its trust preferred securities, based on such considerations it may consider relevant, including dividend rates, the specifics of the future capital requirements, capital market conditions and other factors.

Our Tier 1 risk-based capital ratio increased 50 basis points to 11.9% at September 30, 2010 from 11.4% at December 31, 2009. Our Tier 1 common capital ratio was 9.6% at September 30, 2010, an increase of 360 basis points compared with 6.0% at December 31, 2009. Increases in both ratios were attributable to retention of earnings in 2010, the first quarter 2010 equity offering, the third quarter 2010 sale of GIS, and lower risk-weighted assets. The increases in the Tier 1 risk-based capital ratio noted above were offset by the impact of the $7.6 billion first quarter 2010 redemption of the Series N (TARP) Preferred Stock. See Note 14 Total Equity And Other Comprehensive Income in the Notes To Consolidated Financial Statements in this Report for additional information regarding the Series N Preferred Stock redemption.

At September 30, 2010, PNC Bank, N.A., our domestic bank subsidiary, was considered “well capitalized” based on US regulatory capital ratio requirements, which are indicated on page 2 of this Report. We believe PNC Bank, N.A. will continue to meet these requirements during the remainder of 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review,
•	Note 3 Loan Sale and Servicing Activities and Variable Interest Entities,
•	Note 18 Commitments and Guarantees and
•	Both Note 3 and Note 18 are in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of September 30, 2010 and December 31, 2009, respectively.

Consolidated VIEs – Carrying Value (a)

September 30, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Credit Risk Transfer Transaction	Total
Assets
Cash and due from banks			$2		$2
Interest-earning deposits with banks			5		5
Investment securities	$202				202
Loans	2,094	$2,103		$447	4,644
Allowance for loan and lease losses		(213)		(6)	(219)
Equity investments			1,177		1,177
Other assets	339	3	435	10	787
Total assets	$2,635	$1,893	$1,619	$451	$6,598
Liabilities
Other borrowed funds	$2,298	$523	$116		$2,937
Accrued expenses			79		79
Other liabilities	336		187		523
Total liabilities	$2,634	$523	$382		$3,539
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts reported primarily represent LIHTC investments.

Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities
September 30, 2010
Market Street	$3,220	$3,226
Credit Card Securitization Trust	2,231	995
Tax Credit Investments (a)	1,631	417
Credit Risk Transfer Transaction	766	766

December 31, 2009
Tax Credit Investments (a)	$1,933	$808
Credit Risk Transfer Transaction	860	860
(a)	Amounts reported primarily represent LIHTC investments.

Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to elimination of intercompany assets and liabilities held by the consolidated VIE.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss		Carrying Value of Assets		Carrying Value of Liabilities
September 30, 2010
Tax Credit Investments (a)	$3,818	$2,028	$850		$850	(c)	$347	(d)
Commercial Mortgage-Backed Securitizations (b)	73,206	73,206	1,727		1,727	(e)
Residential Mortgage-Backed Securitizations (b)	47,585	47,585	1,936		1,930	(e)	6	(d)
Collateralized Debt Obligations	18		2		2	(c)
Total	$124,627	$122,819	$4,515		$4,509		$353

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2009
Market Street	$3,698	$3,718	$6,155	(f)
Tax Credit Investments (a)	1,786	1,156	743
Collateralized Debt Obligations	23		2
Total	$5,507	$4,874	$6,900
(a)	Amounts reported primarily represent LIHTC investments. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired partnerships.

(b)	Amounts reported reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(f)	PNC’s risk of loss consisted of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2009.

Market Street

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2009 and the first nine months of 2010, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $2.3 billion at September 30, 2010 and $3.1 billion at December 31, 2009. The weighted average maturity of the commercial paper was 39 days at September 30, 2010 and 36 days at December 31, 2009.

During 2009, PNC Capital Markets, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $135 million with an average balance of $19 million. This compares with a maximum daily position and an average balance of zero for the first nine months of 2010. PNC Capital Markets owned no Market Street commercial paper at September 30, 2010 and December 31, 2009. PNC Bank, N.A. made no purchases of Market Street commercial paper during the first nine months of 2010.

Assets of Market Street (a)

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
December 31, 2009
Trade receivables	$1,551	$4,105	2.01
Automobile financing	480	480	4.20
Auto fleet leasing	412	543	.85
Collateralized loan obligations	126	150	.36
Residential mortgage	13	13	26.01
Other	534	567	1.65
Cash and miscellaneous receivables	582
Total	$3,698	$5,858	2.06
(a)	Market Street did not recognize an asset impairment charge or experience any material rating downgrades during 2009.

Market Street Commitments by Credit Rating (a)

	September 30, 2010	December 31, 2009
AAA/Aaa	26%	14%
AA/Aa	61	50
A/A	12	34
BBB/Baa	1	2
Total	100%	100%
(a)	The majority of our facilities are not explicitly rated by the rating agencies. All facilities are structured to meet rating agency standards for applicable rating levels.

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

Acquired Entity Trust Preferred Securities

As a result of the National City acquisition, we assumed obligations with respect to $2.4 billion in principal amount of junior subordinated debentures issued by the acquired entity. As a result of the Mercantile, Yardville and Sterling acquisitions, we assumed obligations with respect to $158 million in principal amount of junior subordinated debentures issued by the acquired entities. As described in Note 10 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our Notes To Consolidated Financial Statements in this Report, in September 2010 we redeemed $71 million in principal amounts related to the junior subordinated debentures issued by the acquired entities. Under the terms of the outstanding debentures, if there is an event of default under the debentures or PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts or there is a default under PNC’s guarantee of such payment obligations, PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described above.

As more fully described in our 2009 Form 10-K, we are subject to replacement capital covenants with respect to four tranches of junior subordinated debentures inherited from National City as well as a replacement capital covenant with respect to our Series L Preferred Stock. As a result of a successful consent solicitation of the holders of our 6.875% Subordinated Notes due May 15, 2019, we terminated the replacement capital covenants with respect to these four tranches of junior subordinated debentures and our Series L Preferred Stock on November 5, 2010.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements under Part 1, Item 1 of this Report for further information regarding fair value.

Assets recorded at fair value represented 28% and 23% of total assets at September 30, 2010 and December 31, 2009, respectively. The increase in the percentage of total assets recorded at fair value at September 30, 2010 compared with the prior year end was primarily due to increases in securities available for sale and financial derivatives. Liabilities recorded at fair value represented 3% and 2% of total liabilities at September 30, 2010 and December 31, 2009, respectively.

The following table includes the assets and liabilities measured at fair value and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

	Sept. 30, 2010		Dec. 31, 2009
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Assets
Securities available for sale	$56,050	$9,024	$50,798	$9,933
Financial derivatives	7,856	120	3,916	50
Residential mortgage loans held for sale	1,777		1,012
Trading securities	955	71	2,124	89
Residential mortgage servicing rights	788	788	1,332	1,332
Commercial mortgage loans held for sale	1,028	1,028	1,050	1,050
Equity investments	1,375	1,375	1,188	1,188
Customer resale agreements	921		990
Loans	90		107
Other assets	780	361	716	509
Total assets	$71,620	$12,767	$63,233	$14,151
Level 3 assets as a percentage of total assets at fair value		18%		22%
Level 3 assets as a percentage of consolidated assets		5%		5%
Liabilities
Financial derivatives	$6,233	$403	$3,839	$506
Trading securities sold short	872		1,344
Other liabilities	8		6
Total liabilities	$7,113	$403	$5,189	$506
Level 3 liabilities as a percentage of total liabilities at fair value		6%		10%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the available for sale securities portfolio for which there was a lack of observable trading activity.

During the first nine months of 2010, no material transfers of assets or liabilities between the hierarchy levels occurred.

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

Total business segment financial results differ from total consolidated results from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS, including the related after-tax third quarter 2010 sale of GIS that are reflected in discontinued operations. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Period-end Employees

	Sept. 30 2010	Dec. 31 2009	Sept. 30 2009
Full-time employees
Retail Banking	21,203	21,416	21,644
Corporate & Institutional Banking	3,660	3,746	3,861
Asset Management Group	2,971	2,969	3,076
Residential Mortgage Banking	3,339	3,267	3,606
Distressed Assets Portfolio	170	175	157
Other
Operations & Technology	8,689	9,249	9,373
Staff Services and other (a)	4,588	8,939	8,812
Total Other	13,277	18,188	18,185
Total full-time employees	44,620	49,761	50,529
Retail Banking part-time employees	4,799	4,737	4,859
Other part-time employees	974	1,322	1,520
Total part-time employees	5,773	6,059	6,379
Total	50,393	55,820	56,908
(a)	Includes employees of GIS 4,450 at December 31, 2009 and 4,561 at September 30, 2009. We sold GIS effective July 1, 2010.

Employee data as reported by each business segment in the table above reflects staff directly employed by the respective businesses and excludes operations, technology and staff services employees reported in the Other segment. Total employees have decreased since September 30, 2009 primarily as a result of the sale of GIS and integration and conversion activities related to our National City acquisition.

Results Of Businesses – Summary

(Unaudited)

	Income (Loss)		Revenue		Average Assets (a)
Nine months ended September 30 – in millions	2010	2009	2010	2009	2010	2009
Retail Banking (b)	$97	$161	$4,101	$4,342	$67,380	$65,281
Corporate & Institutional Banking	1,230	775	3,537	3,889	77,764	86,391
Asset Management Group	112	82	665	701	7,043	7,367
Residential Mortgage Banking	272	410	774	1,152	8,903	8,289
BlackRock	253	151	326	191	6,275	4,599
Distressed Assets Portfolio	8	172	927	932	18,246	23,627
Total business segments	1,972	1,751	10,330	11,207	185,611	195,554
Other (b) (c) (d)	232	(496)	943	135	79,744	83,006
Income from continuing operations before noncontrolling interests (e)	$2,204	$1,255	$11,273	$11,342	$265,355	$278,560
(a)	Period-end balances for BlackRock.
(b)	Amounts for 2009 include the results of the 61 branches divested by early September 2009.
(c)	For our segment reporting presentation in this Financial Review, “Other” for the first nine months of 2010 and 2009 included $309 million and $266 million, respectively, of pretax integration costs related to National City.
(d)	“Other” average assets include securities available for sale associated with asset and liability management activities.
(e)	Amounts are presented on a continuing operations basis and therefore exclude the earnings, revenue, and assets of GIS, including the third quarter 2010 gain on sale of GIS.

RETAIL BANKING

(Unaudited)

Nine months ended September 30 Dollars in millions	2010 (a)	2009 (b)
INCOME STATEMENT
Net interest income	$2,608	$2,689
Noninterest income
Service charges on deposits	556	701
Brokerage	161	186
Consumer services	673	662
Other	103	104
Total noninterest income	1,493	1,653
Total revenue	4,101	4,342
Provision for credit losses	946	921
Noninterest expense	3,007	3,158
Pretax earnings	148	263
Income taxes	51	102
Earnings	$97	$161
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$26,538	$27,502
Indirect	3,960	4,049
Education	8,409	5,278
Credit cards	3,975	2,150
Other consumer	1,792	1,791
Total consumer	44,674	40,770
Commercial and commercial real estate	11,302	12,488
Floor plan	1,287	1,307
Residential mortgage	1,669	2,120
Total loans	58,932	56,685
Goodwill and other intangible assets	5,881	5,828
Other assets	2,567	2,768
Total assets	$67,380	$65,281
Deposits
Noninterest-bearing demand	$17,054	$16,238
Interest-bearing demand	19,654	18,327
Money market	40,045	39,401
Total transaction deposits	76,753	73,966
Savings	6,865	6,621
Certificates of deposit	42,749	54,765
Total deposits	126,367	135,352
Other liabilities	1,602	58
Capital	8,187	8,564
Total liabilities and equity	$136,156	$143,974
PERFORMANCE RATIOS
Return on average capital	2%	3%
Return on average assets	.19	.33
Noninterest income to total revenue	36	38
Efficiency	73	73
OTHER INFORMATION (c)
Credit-related statistics:
Commercial nonperforming assets	$262	$311
Consumer nonperforming assets	400	191
Total nonperforming assets (d)	$662	$502
Impaired loans (e)	$939	$1,161
Commercial lending net charge-offs	$281	$242
Credit card lending net charge-offs (on balance sheet)	248	152
Consumer lending (excluding credit card) net charge-offs	316	293
Total net charge-offs	$845	$687
Commercial lending annualized net charge-off ratio	2.98%	2.35%
Credit card annualized net charge-off ratio (on balance sheet)	8.34%	9.45%
Consumer lending (excluding credit card) annualized net charge-off ratio	1.00%	.96%
Total annualized net charge-off ratio	1.92%	1.62%
Other statistics:
ATMs	6,626	6,463
Branches (f)	2,461	2,554

At September 30 Dollars in millions, except as noted	2010 (a)	2009 (b)
OTHER INFORMATION (CONTINUED) (C)
Home equity portfolio credit statistics:
% of first lien positions (g)	35%	35%
Weighted average loan-to-value ratios (g)	73%	74%
Weighted average FICO scores (h)	725	727
Annualized net charge-off ratio	.87%	.70%
Loans 30 – 89 days past due	.79%	.75%
Loans 90 days past due	.94%	.73%
Customer-related statistics:
Retail Banking checking relationships (i)	5,461,000	5,392,000
Retail online banking active customers	2,968,000	2,682,000
Retail online bill payment active customers	942,000	753,000
Brokerage statistics:
Financial consultants (j)	713	655
Full service brokerage offices	40	42
Brokerage account assets (billions)	$31	$30
(a)	Information for 2010 reflects the impact of the consolidation in our financial statements for the securitized credit card portfolio of approximately $1.6 billion of credit card loans as of January 1, 2010.
(b)	PNC completed the required divestiture of 61 branches in early September 2009. Amounts for periods prior to the divestiture included the impact of those branches.
(c)	Presented as of September 30 except for net charge-offs and annualized net charge-off ratios, which are for the nine months ended.
(d)	Includes nonperforming loans of $638 million at September 30, 2010 and $490 million at September 30, 2009.
(e)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(f)	Excludes certain satellite branches that provide limited products and/or services.
(g)	Includes loans from acquired portfolios for which lien position and loan-to-value information is not available.
(h)	Represents the most recent FICO scores we have on file.
(i)	Retail checking relationships for the prior period presented have been refined subsequent to completion of application system conversion activities related to the National City acquisition.
(j)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.

Retail Banking earned $97 million for the first nine months of 2010 compared with earnings of $161 million for the same period a year ago. Earnings declined from the prior year primarily due to lower revenues as a result of lower interest credits assigned to deposits and a decline in fees which were partially offset by well-managed expenses. Retail Banking continued to maintain its focus on growing customers and deposits, customer and employee satisfaction, investing in the business for future growth, as well as disciplined expense management during this period of market and economic uncertainty.

Information for the first nine months of 2010 reflects the impact of the consolidation in our financial statements of the securitized credit card portfolio of approximately $1.6 billion of credit card loans as of January 1, 2010. This consolidation impacted primarily the loan and borrowings categories on the balance sheet and nearly all major categories of our income statement.

Highlights of Retail Banking’s performance for the first nine months of 2010 include the following:

•

PNC successfully completed the conversion of customers at over 1,300 branches across nine states from National City Bank to PNC, providing further growth opportunities throughout our expanded footprint.

•

Success in implementing Retail Banking’s deposit strategy resulted in growth in average demand deposits of $2.1 billion, or 6%, over the prior year. Excluding approximately $0.9 billion of average demand deposits from year-to-date 2009 balances related to the 61 required branch divestitures completed in early September 2009, average demand deposits increased $3.0 billion, or 9%, over the prior year.

•

Growth in demand deposits reflected the continued focus of Retail Banking on expanding and deepening customer relationships. Checking relationships grew by 67,000 from the beginning of 2010, better than expected in consideration of the impact of branch conversion activities in many markets. Markets not impacted by conversion activities had strong checking relationship results, and we have seen improved sales momentum in the acquired markets post-conversion, as a result of implementing our business model.

•

Our investment in online banking capabilities continues to pay off. Active online bill payment and active online banking customers grew by 21% and 8%, respectively, during the first nine months of 2010. In a year-over-year comparison, active online bill pay and active online banking customers have increased 25% and 11%, respectively.

•

For the second consecutive year, the Retail Bank was named a Gallup Great WorkPlace Award Winner, reflecting our brand attributes of ease, confidence and achievement. This recognition reflects our commitment to having an engaged workforce.

•

PNC’s expansive branch footprint covers nearly one-third of the U.S. population with a network of 2,461 branches and 6,626 ATM machines at September 30, 2010. We continue to invest in the branch network. In the first nine months of 2010, we opened 17 traditional and 18 in-store branches, and consolidated 87 branches. The decrease in branches was primarily driven by acquisition-related branch consolidations.

Total revenue for the first nine months of 2010 was $4.1 billion compared with $4.3 billion for the same period in 2009. Net interest income of $2.6 billion declined $81 million compared with the first nine months of 2009. Net interest income was negatively impacted by lower interest credits assigned to deposits, reflective of the rate environment, and benefited from the consolidation of the securitized credit card portfolio, higher demand deposits, and increased education loans.

Noninterest income declined $160 million over the first nine months of 2009. The decrease was due to a decrease in service charges on deposits related to lower overdraft charges, the negative impact of the consolidation of the securitized credit card portfolio, lower brokerage fees, and the impact of the required branch divestitures partially offset by, higher transaction volume-related fees within consumer services.

In 2010, Retail Banking revenues are negatively impacted by the implementation of new federal regulations. These regulations include: 1) the new rules set forth in Regulation E related to overdraft charges, 2) the Credit CARD Act of 2009, and 3) the education lending portions of the Health Care and Education Reconciliation Act of 2010 (HCERA).

The negative impact of Regulation E on revenue for the fourth quarter of 2010 is expected to be approximately $100 million, or approximately $55 million more than its impact on the third quarter of 2010. Additionally, the full year 2010 negative impact of the Credit CARD Act on revenues will be approximately $75 million. A portion of this impact will be in the fourth quarter of 2010. These estimates do not include additional impacts to revenue for other changes that may be made in 2010 responding to market conditions, or other/additional regulatory requirements, or any offsetting impact of changes to products and/or pricing.

The education lending business will be adversely impacted by provisions of HCERA that went into effect on July 1, 2010. The law essentially eliminates the Federal Family Education Loan Program (FFELP), the federally guaranteed portion of this business available to private lenders. For 2009, we originated $2.6 billion of federally guaranteed loans under FFELP. We plan to continue to provide private education loans as another source of funding for students and families.

See additional information regarding Dodd-Frank in the Executive Summary section of this Financial Review. Over at least the next year, as regulatory agencies issue proposed and final regulations and as the new Consumer Financial Protection Bureau is organized, we will continue to evaluate the impact of Dodd-Frank.

The provision for credit losses was $946 million through September 30, 2010 compared with $921 million over the same period in 2009. Net charge-offs were $845 million for the first nine months of 2010 compared with $687 million in the same period last year. The year-over-year increase in provision and net charge-offs is due to the deteriorating economy that occurred throughout 2009, as well as an increase of $1.8 billion in average credit card loans primarily due to the consolidation of the $1.6 billion of credit card loans as of January 1, 2010, as previously mentioned. Credit quality has shown signs of stabilization during the first nine months of 2010 with a declining net charge-off trend in each of the first three quarters.

Noninterest expense for the first nine months of the year declined $151 million from the same period last year. Expenses were well-managed as continued investments in distribution channels were more than offset by acquisition cost savings and the required branch divestitures.

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

In the first nine months of 2010, average total deposits decreased $9.0 billion, or 7%, compared with 2009.

•	Average demand deposits increased $2.1 billion, or 6%, over the first nine months of 2009. The increase was primarily driven by customer growth and customer preferences for liquidity.
•

Average money market deposits increased $644 million, or 2%, from the first nine months of 2009. The increase was primarily due to core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•

In the first nine months of 2010, average certificates of deposit decreased $12.0 billion from the same period last year. A continued decline in certificates of deposit is expected in the fourth quarter of 2010 due to the planned run off of higher rate certificates of deposit that were primarily obtained through the National City acquisition.

Currently, we plan to maintain our focus on a relationship-based lending strategy that targets specific customer sectors (mass consumers, homeowners, students, small businesses and auto dealerships) and our moderate risk lending approach. In the first nine months of 2010, average total loans were $58.9 billion, an increase of $2.2 billion, or 4%, over the same period last year.

•

Average education loans grew $3.1 billion compared with the first nine months of 2009 primarily due to increases in federal loan volumes as a result of non-bank competitors exiting from the business, portfolio purchases, and the impact of our current strategy of holding education loans on the balance sheet. As previously noted, the federally guaranteed portion of this business was essentially eliminated going forward beginning July 1, 2010 due to HCERA.

•

Average credit card balances increased $1.8 billion over the first nine months of 2009. The increase was primarily the result of the consolidation of the securitized credit card portfolio effective January 1, 2010.

•

Average home equity loans declined $964 million over the same period of 2009. Consumer loan demand has slowed as a result of the current economic environment. The decline is driven by loan demand being outpaced by paydowns, refinancings, and charge-offs. Retail Banking’s home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average commercial and commercial real estate loans declined $1.2 billion compared with the first nine months of 2009. The decline was primarily due to loan demand being outpaced by refinancings, paydowns, charge-offs and the required branch divestitures (approximately $0.3 billion of the decline on average).

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Nine months ended September 30 Dollars in millions except as noted	2010 (a)	2009
INCOME STATEMENT
Net interest income	$2,633	$2,824
Noninterest income
Corporate service fees	627	680
Other	277	385
Noninterest income	904	1,065
Total revenue	3,537	3,889
Provision for credit losses	285	1,320
Noninterest expense	1,312	1,356
Pretax earnings	1,940	1,213
Income taxes	710	438
Earnings	$1,230	$775
AVERAGE BALANCE SHEET
Loans
Commercial	$33,019	$38,755
Commercial real estate	16,948	19,346
Commercial – real estate related	3,016	3,922
Asset-based lending	6,124	6,443
Equipment lease financing	5,444	5,397
Total loans	64,551	73,863
Goodwill and other intangible assets	3,669	3,532
Loans held for sale	1,415	1,728
Other assets	8,129	7,268
Total assets	$77,764	$86,391
Deposits
Noninterest-bearing demand	$23,759	$18,756
Money market	12,246	9,402
Other	7,097	7,636
Total deposits	43,102	35,794
Other liabilities	11,542	9,357
Capital	7,593	7,810
Total liabilities and equity	$62,237	$52,961

Nine months ended September 30 Dollars in millions except as noted	2010 (a)	2009
PERFORMANCE RATIOS
Return on average capital	22%	13%
Return on average assets	2.11	1.20
Noninterest income to total revenue	26	27
Efficiency	37	35
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$287	$270
Acquisitions/additions	23	31
Repayments/transfers	(47)	(26)
End of period	$263	$275
OTHER INFORMATION
Consolidated revenue from: (b)
Treasury Management	$919	$841
Capital Markets	$411	$346
Commercial mortgage loans held for sale (c)	$49	$138
Commercial mortgage loan servicing (d)	97	214
Total commercial mortgage banking activities	$146	$352
Total loans (e)	$62,388	$68,352
Credit-related statistics:
Nonperforming assets (e) (f)	$3,064	$2,992
Impaired loans (e) (g)	$890	$1,482
Net charge-offs	$725	$711
Net carrying amount of commercial mortgage servicing rights (e)	$616	$897
(a)	Information as of nine months ended September 30, 2010 reflects the impact of the consolidation in our financial statements of Market Street effective January 1, 2010. Includes $1.5 billion of loans, net of eliminations, and $2.6 billion of commercial paper borrowings included in Other liabilities.
(b)	Represents consolidated PNC amounts.
(c)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(d)	Includes net interest income and noninterest income from loan servicing and ancillary services and commercial mortgage servicing rights valuations.
(e)	As of period end.
(f)	Includes nonperforming loans of $2.9 billion at both September 30, 2010 and September 30, 2009.
(g)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.

Corporate & Institutional Banking earned $1.2 billion in the first nine months of 2010 compared with $775 million in the first nine months of 2009. Significantly higher earnings for the first nine months of 2010 reflected a lower provision for credit losses and lower noninterest expense which more than offset declines in net interest income and noninterest income compared with the 2009 period.

Highlights of Corporate & Institutional Banking performance over the first nine months of 2010 include:

•	Net interest income for the first nine months of 2010 was $2.6 billion, a decrease of $191 million from 2009, impacted by a decrease in average loans and lower interest credits assigned to deposits.
•	Corporate service fees were $627 million for the first nine months of 2010, a decrease of $53 million over the same period a year ago primarily due to a reduction in the value of commercial mortgage servicing rights largely driven by lower interest rates somewhat offset by higher merger and acquisition advisory and ancillary commercial mortgage servicing fees. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

•

Our Treasury Management business, which is ranked in the top ten nationally, continues to invest in the healthcare initiative which is designed to help provide our customers opportunities to reduce operating costs. Healthcare-related revenues in the first nine months of 2010 increased over 20% from the same period of last year.

•

Harris Williams is one of the nation’s largest and most successful mergers and acquisitions advisory teams focused exclusively on the middle markets. Revenues increased over $40 million in the first nine months of 2010 compared with the same period in 2009 on higher deal activity driven by the improved financing environment. Harris Williams recently established its first overseas operation in London.

•

Midland Loan Services is one of the leading third-party providers of loan servicing, asset management and technology solutions for the commercial real estate finance industry. Midland is the only company in the industry with the highest U.S. servicer and special servicer ratings from Fitch Ratings and Standard & Poor’s and has achieved these highest ratings for 11 consecutive years.

•

The commercial mortgage servicing portfolio was $263 billion at September 30, 2010 compared with $275 billion at September 30, 2009. The decrease was driven by the sale of a duplicative agency servicing operation acquired with National City during the second quarter of 2010 partially offset by the continued growth in the agency and conventional servicing portfolios.

•

Other noninterest income was $277 million for 2010, a decrease of $108 million from the same period in 2009 primarily due to lower gains on loan sales from portfolio management activities, the sale of the duplicative agency servicing operation in the second quarter of 2010, and a decline in the value of commercial mortgage loans held for sale, net of hedges.

•

The provision for credit losses was $285 million in the first nine months of 2010 compared with $1.3 billion in the first nine months of 2009. The decline reflected improvements in portfolio credit quality along with lower loan and commitment levels. Net charge-offs for the first nine months of 2010 were $725 million compared with $711 million for the first nine months of 2009. Net charge-offs continued to show signs of slowing in the middle market and asset-based lending portfolios.

•

Noninterest expense was $1.3 billion for 2010, a decrease of $44 million from the same period in 2009. The decline resulted in part from the second quarter 2010 sale of the duplicative agency servicing operation. In addition, the first nine months of 2009 included net losses on the disposition of repossessed assets and lease residual impairment charges.

•

Average loans were $65 billion for the first nine months of 2010 compared with $74 billion in the first nine months of 2009. Average loans for 2010 included the impact of the consolidation of Market Street. Excluding the impact of the Market Street consolidation, average loans decreased $11 billion or 15% compared with 2009. The decrease was due to exits of certain client relationships combined with continued soft utilization rates.

•

PNC Real Estate is one of the industry’s top providers of both conventional and affordable multifamily financing. It specializes in providing access to federal agency loan programs and is a top Fannie Mae DUS, FHA/Ginnie Mae and Freddie MAC Program Plus lender. Commercial real estate loans declined due to reduced demand, paydowns and charge-offs.

•	PNC Business Credit is one of the top asset-based lenders in the country and plans to expand its operations with the pending acquisition of an asset-based lending group in the United Kingdom.
•

PNC Equipment Finance is the 6th largest bank-affiliated leasing company with over $9 billion in equipment finance assets. Average loans and leases declined approximately $.2 billion for the first nine months of 2010 compared with the first nine months of 2009 due to runoff and sales of non-strategic portfolios more than offsetting portfolio acquisitions and improved origination volumes within our middle market customer base.

•

Average deposits were $43 billion for the first nine months of 2010, an increase of $7.3 billion, or 20%, compared with the 2009 period. During 2010, customers continued to move balances from off-balance sheet sweep products to noninterest-bearing demand deposits and deposit inflows continued from National City customers who had previously moved funds to other institutions.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on page 10.

ASSET MANAGEMENT GROUP

(Unaudited)

Nine months ended September 30 Dollars in millions except as noted	2010	2009
INCOME STATEMENT
Net interest income	$197	$241
Noninterest income	468	460
Total revenue	665	701
Provision for credit losses	11	72
Noninterest expense	477	499
Pretax earnings	177	130
Income taxes	65	48
Earnings	$112	$82
AVERAGE BALANCE SHEET
Loans
Consumer	$4,006	$3,928
Commercial and commercial real estate	1,503	1,682
Residential mortgage	893	1,104
Total loans	6,402	6,714
Goodwill and other intangible assets	404	404
Other assets	237	249
Total assets	$7,043	$7,367
Deposits
Noninterest-bearing demand	$1,288	$1,080
Interest-bearing demand	1,768	1,550
Money market	3,245	3,233
Total transaction deposits	6,301	5,863
Certificates of deposit and other	766	1,129
Total deposits	7,067	6,992
Other liabilities	95	101
Capital	544	582
Total liabilities and equity	$7,706	$7,675
PERFORMANCE RATIOS
Return on average capital	28%	19%
Return on average assets	2.13	1.49
Noninterest income to total revenue	70	66
Efficiency	72	71
OTHER INFORMATION
Total nonperforming assets (a) (b)	$102	$129
Impaired loans (a) (c)	$155	$206
Total net charge-offs	$21	$41

ASSETS UNDER ADMINISTRATION (in billions) (a) (d)
Personal	$95	$93
Institutional	111	124
Total	$206	$217
Asset Type
Equity	$107	$98
Fixed Income	66	56
Liquidity/Other	33	63
Total	$206	$217
Discretionary assets under management
Personal	$67	$66
Institutional	38	38
Total	$105	$104
Asset Type
Equity	$51	$47
Fixed Income	38	34
Liquidity/Other	16	23
Total	$105	$104
Nondiscretionary assets under administration
Personal	$28	$27
Institutional	73	86
Total	$101	$113
Asset Type
Equity	$56	$51
Fixed Income	28	22
Liquidity/Other	17	40
Total	$101	$113
(a)	As of September 30.
(b)	Includes nonperforming loans of $94 million at September 30, 2010 and $124 million at September 30, 2009.
(c)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.
(d)	Excludes brokerage account assets.

Asset Management Group earned $112 million for the first nine months of 2010 compared with $82 million for the same period in 2009. Assets under administration were $206 billion at September 30, 2010 and $217 billion at September 30, 2009. The first nine months of 2010 reflected a lower provision for credit losses, lower expenses from disciplined expense management and higher noninterest income. These improvements were partially offset by a decrease in net interest income from lower yields on loans.

Highlights of Asset Management Group’s performance during the first nine months of 2010 include the following:

•	Successfully executed its National City trust system conversions,
•	Outperformed its sales and client acquisition goals,
•	Exceeded expense management targets, and
•	Credit performance showed signs of stabilization.

Assets under administration of $206 billion at September 30, 2010 decreased $11 billion compared with the balance at September 30, 2009. Discretionary assets under management of $105 billion at September 30, 2010 increased $1 billion compared with the balance at September 30, 2009 as year-over-year improvement in the equity markets and strong sales results were mitigated by integration impacts. Nondiscretionary assets under administration of $101 billion declined $12 billion from 2009 due to the strategic exit of noncore businesses.

Total revenue for the first nine months of 2010 was $665 million compared with $701 million for the same period in 2009. Net interest income for the first nine months of 2010 decreased $44 million compared with the first nine months of 2009, primarily due to a reduction in higher yield loans. Noninterest income of $468 million for the first nine months of 2010 increased $8 million compared with the first nine months of 2009 as the impacts of strong sales results and the improved equity markets were partially offset by the strategic exit of noncore businesses.

The provision for credit losses was $11 million for the first nine months of 2010 compared with $72 million for the first nine months of 2009. Net charge-offs were $21 million for the first nine months of 2010 and $41 million for the first nine months of 2009. Credit quality has shown signs of stabilization in the first nine months of 2010.

Noninterest expense of $477 million in the first nine months of 2010 decreased $22 million or 4% from the same period in 2009. The decline is attributable to disciplined expense management including integration-related initiatives. The implementation of efficiency initiatives will continue through the remainder of 2010.

Average deposits for the first nine months of 2010 increased $75 million from the comparable period last year as a 7% increase in transaction deposits more than offset the strategic exit of higher rate certificates of deposit. Average loan balances decreased $312 million, or 5%, from the first nine months of 2009 as commercial and residential mortgage declines more than offset growth in home equity loans.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Nine months ended September 30 Dollars in millions, except as noted	2010	2009
INCOME STATEMENT
Net interest income	$206	$261
Noninterest income
Loan servicing revenue
Servicing fees	196	171
Net MSR hedging gains	198	320
Loan sales revenue	165	409
Other	9	(9)
Total noninterest income	568	891
Total revenue	774	1,152
Provision for (recoveries of) credit losses	(3)	3
Noninterest expense	349	490
Pretax earnings	428	659
Income taxes	156	249
Earnings	$272	$410
AVERAGE BALANCE SHEET
Portfolio loans	$2,643	$1,780
Loans held for sale	1,184	2,498
Mortgage servicing rights (MSR)	1,069	1,318
Other assets	4,007	2,693
Total assets	$8,903	$8,289
Deposits	$2,927	$4,306
Borrowings and other liabilities	2,614	2,861
Capital	1,320	1,322
Total liabilities and equity	$6,861	$8,489
PERFORMANCE RATIOS
Return on average capital	28%	41%
Return on average assets	4.08	6.61
Noninterest income to total revenue	73	77
Efficiency	45	43
OTHER INFORMATION
Servicing portfolio for others (in billions) (a)	$131	$158
Fixed rate	89%	88%
Adjustable rate/balloon	11%	12%
Weighted average interest rate	5.69%	5.89%
MSR capitalized value (in billions)	$0.8	$1.3
MSR capitalization value (in basis points)	60	81
Weighted average servicing fee (in basis points)	30	30
Loan origination volume (in billions)	$7.0	$16.9
Percentage of originations represented by:
Agency and government programs	99%	97%
Refinance volume	69%	74%
Total nonperforming assets (a) (b)	$327	$343
Impaired loans (a) (c)	$173	$412
(a)	As of September 30.
(b)	Includes nonperforming loans of $104 million at September 30, 2010 and $180 million at September 30, 2009.
(c)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008.

Residential Mortgage Banking earned $272 million for the first nine months of 2010 compared with $410 million in the first nine months of 2009. Earnings decreased from the first nine months of 2009 primarily due to reduced loan sales revenue and lower net hedging gains on mortgage servicing rights, partially offset by lower noninterest expense.

Residential Mortgage Banking overview:

•

Total loan originations were $7.0 billion for the first nine months of 2010 compared with $16.9 billion for the first nine months of 2009. Lower mortgage rates in the first nine months of 2009 resulted in high loan application and origination volumes. Even though mortgage interest rates fell considerably near the end of the second quarter of 2010, management does not expect to experience the same level of loan refinance origination volume as occurred in 2009. Loans continued to be primarily originated through direct channels under FNMA, FHLMC and FHA/VA agency guidelines.

Investors may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable representations. At September 30, 2010, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $155 million. We recognized $53 million of additional reserves in the third quarter of 2010.

•

Residential mortgage loans serviced for others totaled $131 billion at September 30, 2010 compared with $158 billion at September 30, 2009. Payoffs continued to outpace new direct loan origination volume during the first nine months of 2010. The decline from a year earlier also reflected the sale of a $7.9 billion servicing portfolio in the fourth quarter of 2009.

•

Noninterest income was $568 million in the first nine months of 2010 compared with $891 million in the first nine months of 2009. The decline was due to reduced loan sales revenue, net of additional repurchase reserves, reflective of strong loan origination refinance volume in the first nine months of 2009 and lower net hedging gains on mortgage servicing rights.

•

Net interest income was $206 million for the first nine months of 2010 compared with $261 million for the first nine months of 2009. The decrease resulted from lower escrow deposit balances and residential mortgage loans held for sale.

•	Noninterest expense declined to $349 million in the first nine months of 2010 compared with $490 million in the first nine months of 2009 as lower loan origination volume drove a reduction in expense.
•

The fair value of mortgage servicing rights was $.8 billion at September 30, 2010 compared with $1.3 billion at September 30, 2009. The decline in fair value resulted from lower mortgage rates at September 30, 2010 and a smaller servicing portfolio.

BLACKROCK

Information related to our equity investment in BlackRock follows:

Nine months ended September 30 Dollars in millions	2010	2009
Business segment earnings (a)	$253	$151
PNC’s share of BlackRock earnings (b)	23%	31%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At September 30.

In billions	Sept. 30 2010	Dec. 31 2009
Carrying value of PNC’s investment in BlackRock (c)	$6.0	$5.8
Market value of PNC’s investment in BlackRock (d)	7.4	10.1
(c)	The September 30, 2010 amount is comprised of our equity investment of $5.9 billion and $.1 billion of goodwill and accumulated other comprehensive income related to our BlackRock investment. The comparable amounts at December 31, 2009 were $5.7 billion and $.1 billion. PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related $1.9 billion deferred tax liability as of September 30, 2010 and December 31, 2009.
(d)	Does not include liquidity discount.

BLACKROCK SECONDARY COMMON STOCK OFFERING

On November 3, 2010, BlackRock announced the commencement of a secondary offering of 42 million shares of its common stock.

Of the shares being offered, 34.5 million shares are being offered by another BlackRock shareholder and up to 7.5 million common shares are being offered by PNC. The proposed sale includes common shares issuable upon conversion of shares of BlackRock’s Series B Preferred Stock. Although we have elected to adjust our stake in BlackRock, we continue to consider our investment in BlackRock a key component of our diversified revenue strategy.

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

BLACKROCK LTIP AND EXCHANGE AGREEMENTS

PNC’s noninterest income for the first nine months of 2009 included a pretax gain of $98 million related to our BlackRock LTIP shares obligation. This gain represented the mark-to-market adjustment related to our remaining BlackRock LTIP common shares obligation and resulted from the decrease in the market value of BlackRock common shares in that period.

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

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. As a result of the Exchange Agreements, our percentage ownership of BlackRock common stock (approximately 35% at September 30, 2010) is higher than our overall share of BlackRock’s equity and earnings. The transactions related to the Exchange Agreements do not affect our right to receive dividends declared by BlackRock.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Nine months ended September 30 Dollars in millions, except as noted	2010	2009
INCOME STATEMENT
Net interest income	$964	$861
Noninterest income (loss)	(37)	71
Total revenue	927	932
Provision for credit losses	745	457
Noninterest expense	169	197
Pretax earnings	13	278
Income taxes	5	106
Earnings	$8	$172
AVERAGE BALANCE SHEET
COMMERCIAL LENDING:
Commercial/Commercial real estate (a)	$2,374	$3,565
Lease financing	788	823
Total commercial lending	3,162	4,388
CONSUMER LENDING:
Consumer (b)	6,354	7,236
Residential real estate	7,835	10,243
Total consumer lending	14,189	17,479
Total portfolio loans	17,351	21,867
Other assets	895	1,760
Total assets	$18,246	$23,627
Deposits	$89	$42
Other liabilities	78	100
Capital	1,351	1,576
Total liabilities and equity	$1,518	$1,718
PERFORMANCE RATIOS
Return on average capital	1%	15%
Return on average assets	.06	.97
OTHER INFORMATION
Nonperforming assets (c) (d)	$1,218	$1,473
Impaired loans (c) (e)	$6,001	$7,803
Net charge-offs (f)	$494	$423
Annualized net charge-off ratio (f)	3.81%	2.59%
LOANS (c)
COMMERCIAL LENDING
Commercial/Commercial real estate (a)	$1,911	$3,162
Lease financing	757	798
Total commercial lending	2,668	3,960
CONSUMER LENDING
Consumer (b)	6,011	6,783
Residential real estate	7,014	8,939
Total consumer lending	13,025	15,722
Total loans	$15,693	$19,682
(a)	Primarily residential real estate development loans.
(b)	Primarily brokered home equity loans.
(c)	As of period end.
(d)	Includes nonperforming loans of $.9 billion at September 30, 2010 and $1.3 billion at September 30, 2009.
(e)	Recorded investment of purchased impaired loans related to National City, adjusted to reflect additional loan impairments effective December 31, 2008. At September 30, 2010, this segment contained 74% of PNC’s purchased impaired loans.
(f)	For the nine months ended September 30.

This business segment consists primarily of assets acquired with National City and had earnings of $8 million for the first nine months of 2010 compared with $172 million for the first nine months of 2009. A $288 million increase in the provision for credit losses was the primary factor driving the decrease in earnings in the comparison.

Distressed Assets Portfolio overview:

•

Sales of residential mortgage loans and brokered home equity loans with unpaid principal balances of approximately $1.6 billion and carrying value of $0.6 billion closed during the third quarter of 2010. We do not have any continuing servicing involvement and very limited representations and warranties with the loans sold.

•

Average loans declined to $17.4 billion in the first nine months of 2010 compared with $21.9 billion in the 2009 period. The decline was impacted by portfolio management activities including loan sales and efforts to encourage customers to refinance or pay off loan balances.

•

Net interest income was $964 million in the first nine months of 2010 compared with $861 million for the 2009 period. The increase was driven by higher accretion on impaired loans due to improved cash collection results which more than offset the decline in average loans.

•

Noninterest income was a loss of $37 million for first nine months of 2010 compared with revenue of $71 million for the first nine months of 2009 due to an increase in recourse reserves for potential repurchases of brokered home equity loans sold in 2007 and prior years. The 2009 period included asset disposition gains which were higher than those in 2010.

•

The provision for credit losses was $745 million in the first nine months of 2010 compared with $457 million in the comparable 2009 period. The provision for 2010 included $109 million related to the third quarter sales of residential mortgage loans and brokered home equity loans, along with higher reserves for seriously delinquent impaired consumer loans.

•	Noninterest expense for the first nine months of 2010 of $169 million declined $28 million compared with the 2009 period primarily due to lower other real estate owned related expenses and losses.
•

Nonperforming loans decreased $.4 billion, to $.9 billion, at September 30, 2010 compared with September 30, 2009. The consumer lending portfolio comprised 45% of the nonperforming loans at September 30, 2010. An improvement was seen in both the consumer and commercial lending portfolios with a decline of $.2 billion in both portfolios.

•

Net charge-offs were $494 million for the first nine months of 2010 and $423 million for the first nine months of 2009. Net charge-offs in 2010 included $75 million related to the residential mortgage loan sales in the third quarter. Net charge-offs for each portfolio increased in the comparison with the exception of non-prime mortgages and brokered home equity.

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

•

The $15.7 billion of loans held in this portfolio at September 30, 2010 are stated inclusive of a fair value adjustment on purchased impaired loans at acquisition. Taking the adjustment and loan loss allowance into account, the net carrying basis of this loan portfolio is 79% of customer outstandings.

•

Commercial Lending within the Distressed Assets Portfolio business segment is comprised of $1.9 billion in residential development assets (i.e. condominiums, townhomes, developed and undeveloped land) primarily acquired from National City. This commercial lending portfolio has declined 33% since September 30, 2009. A team of asset managers actively deploy workout strategies on this portfolio through reducing unfunded loan exposure, refinancing, customer payoffs, foreclosures and loan sales. The overall credit quality of this portfolio is considered to be moderately better at September 30, 2010 compared with the beginning of 2010 based upon continuing dispositions of credits, improved economic conditions and increased activity in several markets. The other primary component of Commercial Lending is $.8 billion of performing cross-border leases.

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

•	Consumer Lending consists mainly of residential mortgages and home equity loans.
•

Residential mortgages are primarily jumbo and ALT-A first lien mortgages originated for sale in the second half of 2007 for which firm commitments to lend had been extended but there was no market to sell the production. Given the low level of mortgage rates relative to where these loans were originated, we have implemented several internal and external refinance programs to proactively work with the borrowers to explore refinance alternatives that would allow them to qualify for a conforming mortgage loan which would be originated and sold by the company or originated by a third party originator.

•

Residential construction loans remain available as a part of some construction phases of the real estate development and have not been fully funded. Properties are reviewed by a dedicated team to assess the appropriate strategy for optimizing the return on these assets while mitigating risk. To the extent we believe that completion of the construction on a particular project will maximize value, additional advances under the construction facility may be considered. The goal for these projects would be to move them toward completion. Otherwise, the property is to be managed on an “as is” basis or returned to raw land for sale.

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

•

When loans are sold, investors may request PNC to indemnify them against losses or to repurchase loans that they believe do not comply with applicable representations. From 2005 to 2007, we sold home equity loans with such representations. At September 30, 2010, the liability for estimated losses on repurchase and indemnification claims for the Distressed Assets Portfolio business segment was $103 million. We recognized $53 million of additional reserves in the third quarter of 2010.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in Part II, Item 8 of our 2009 Form 10-K and in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report describe the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

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

PNC employs a risk management strategy designed to protect the value of MSRs from changes in interest rates. MSR values are economically hedged with securities and a portfolio of derivatives, including interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the hedged MSR portfolio. The hedge relationships are actively managed in response to changing market conditions over the life of the MSR assets. Selecting appropriate financial instruments to hedge this risk requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be volatile in the short term, but over longer periods of time are expected to protect the economic value of the MSR portfolio.

The fair value of residential MSRs and significant inputs to the valuation model as of September 30, 2010 are shown in the table below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of our managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

Dollars in millions	Sept. 30, 2010	Dec. 31 2009
Fair value	$788	$1,332
Weighted-average life (in years)	2.5	4.5
Weighted-average constant prepayment rate	21.47%	19.92%
Spread over forward interest rate swap rates	12.23%	12.16%

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

Dollars in millions	Sept. 30, 2010	Dec. 31, 2009
Prepayment rate:
Decline in fair value from 10% adverse change	$35	$56
Decline in fair value from 20% adverse change	$66	$109
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$30	$55
Decline in fair value from 20% adverse change	$58	$106

Proposed Accounting Standards

The FASB issued several Exposure Drafts for comment during 2010, including, in May 2010, the Proposed Accounting Standards Update – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities – Financial Instruments (Topic 825) and Derivatives and Hedging (Topic 815). Under the proposal, most financial instruments (including loans and securities) would be measured at fair value with changes in fair value recognized in either net income or other comprehensive income. Additional aspects of this proposal include modifications for recognizing credit impairments, changes to hedge accounting requirements, and disclosures of both fair value and amortized cost information on the face of the financial statements.

In July 2010, the FASB issued Proposed Accounting Standards Update – Contingencies (Topic 450) – Disclosure of Certain Loss Contingencies. Under the proposal, additional disclosures would be required, including for remote loss contingencies with a potentially severe impact and a tabular reconciliation of accrued loss contingencies.

In August 2010, the FASB issued Proposed Accounting Standards Update – Leases (Topic 840). Under the proposal, lessees and lessors would apply a right-of-use model in accounting for most leases, including subleases. A lessee would recognize an asset representing its right to use the leased asset for the lease term and a liability to make lease payments and a lessor would recognize an asset representing its right to receive lease payments and recognize a lease liability while continuing to recognize the underlying asset or a residual asset representing its rights to the underlying asset at the end of the lease term. The exposure draft also proposes disclosures about the amounts recognized in the financial statements arising from leases and the amount, timing and uncertainty of cash flows arising from those contracts.

In October 2010, the FASB issued Proposed Accounting Standards Update – Receivables (Topic 310) – Clarification to Accounting for Troubled Debt Restructurings by Creditors. The proposed ASU would preclude a creditor from using an effective rate test in its evaluation of whether a restructuring constitutes a troubled debt restructuring. Furthermore, guidance would be clarified to indicate 1) If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at below a market rate and therefore should be considered a troubled debt restructuring, 2) A restructuring that results in a temporary or permanent increase in the contractual interest rate cannot be presumed to be at a rate that is at or above market, 3) A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered “probable in the foreseeable future” and 4) A restructuring that results in an insignificant delay in contractual cash flows may still be considered a troubled debt restructuring. Under the proposal, additional disclosures (including comparative information) would be required.

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

The following information updates our 2009 Form 10-K risk management disclosures.

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

Nonperforming, Past Due And Potential Problem Assets

Credit quality showed further signs of stabilization during the third quarter of 2010 and delinquency measures improved compared with prior periods. During the third quarter, we continued to see an overall improvement in credit migration for performing loans and a reduction in overall credit exposure. Assuming at least modest US Gross Domestic

Product (GDP) growth, we believe our delinquencies and nonperforming metrics will continue to decline in the fourth quarter of 2010 compared with the third quarter of 2010.

Nonperforming assets were $5.7 billion at September 30, 2010, a decline of $647 million compared with $6.3 billion at December 31, 2009. Nonperforming loans decreased $835 million since December 31, 2009 while foreclosed and other assets increased $188 million.

Nonperforming assets at September 30, 2010 declined in the Corporate & Institutional Banking, Asset Management Group, Residential Mortgage Banking, and Distressed Assets Portfolio business segments compared with the balances at December 31, 2009 and increased 9% in the Retail Banking business segment.

Purchased impaired loans are excluded from nonperforming loans. Any decrease, other than for prepayments or interest rate decreases for variable rate notes, in the net present value of expected cash flows of individual commercial or pooled consumer purchased impaired loans would result in an impairment charge to the provision for loan losses in the period in which the change becomes probable. Any increase in the net present value of expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses, to the extent applicable, and then an increase to accretable interest income for the remaining life of the impaired loans. See Note 6 Purchased Impaired Loans Related to National City in the Notes To Consolidated Financial Statements in this Report for additional information.

Additionally, most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120 to 180 days past due, are not placed on nonaccrual status, and are excluded from nonperforming loans. Nonperforming loans also do not include loans held for sale.

The portion of the allowance for loan and lease losses allocated to commercial lending nonperforming loans was 28% at September 30, 2010 and 29% at December 31, 2009. Approximately 76% of these nonperforming loans are secured by collateral that is expected to reduce credit losses and require less reserves in the event of default.

Nonperforming assets were 3.76% of total loans and foreclosed and other assets at September 30, 2010 compared with 3.99% at December 31, 2009.

Nonperforming Assets By Type

In millions	Sept. 30 2010	Dec. 31 2009
Nonaccrual loans
Commercial
Retail/wholesale	$219	$231
Manufacturing	266	423
Real estate related (a)	338	419
Financial services	36	117
Health care	59	41
Other	612	575
Total commercial	1,530	1,806
Commercial real estate
Real estate projects	1,562	1,754
Commercial mortgage	427	386
Total commercial real estate	1,989	2,140
Equipment lease financing	104	130
TOTAL COMMERCIAL LENDING	3,623	4,076
Consumer
Home equity	406	356
Other	38	36
Total consumer	444	392
Residential real estate
Residential mortgage	727	955
Residential construction	42	248
Total residential real estate	769	1,203
TOTAL CONSUMER LENDING	1,213	1,595
Total nonperforming loans	4,836	5,671
Foreclosed and other assets
Commercial lending	366	266
Consumer lending	467	379
Total foreclosed and other assets	833	645
Total nonperforming assets	$5,669	$6,316
(a)	Includes loans related to customers in the real estate and construction industries.

Change In Nonperforming Assets

In millions	2010	2009
January 1	$6,316	$2,181
Transferred from accrual	4,154	6,458
Charge-offs and valuation adjustments	(1,604)	(1,230)
Principal activity including payoffs	(939)	(828)
Asset sales and transfers to held for sale	(1,036)	(566)
Returned to performing-TDRs	(425)
Returned to performing-Other	(797)	(371)
September 30	$5,669	$5,644

Total nonperforming loans and nonperforming assets in the tables above are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in lower ratio of nonperforming loans to total loans and allowance for loan and lease losses to nonperforming loans. We recorded purchased impaired loans at estimated fair value of $12.7 billion at December 31, 2008, including an adjustment mark for life of loan credit losses. These loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable interest/yield represents the excess of the net present value of expected cash flows on the loans at the measurement date over the recorded investment. See Note 6 Purchased Impaired Loans Related to National City in the Notes To Consolidated Financial Statements in this Report for additional information on those loans.

At September 30, 2010, our largest nonperforming asset was approximately $54 million and our average nonperforming loan associated with commercial lending was approximately $1 million.

The amount of nonperforming loans that was current as to remaining principal and interest was $1.3 billion at September 30, 2010 and $1.7 billion at December 31, 2009.

PNC modifies loans under government and PNC-developed modification programs based upon our commitment to help eligible homeowners avoid foreclosure where appropriate. Initially, a borrower is evaluated for a modification under a government program. If a borrower does not qualify under a government program, then the borrower is evaluated under a PNC program. As of September 30, 2010, approximately 1,000 or $228 million of owned residential real estate loans have been modified under the government HAMP program. Currently, only the HAMP program includes a trial payment period. Under HAMP, the trial payment period is three months, and upon successful completion, the loan is permanently modified. The impacts of these modifications are considered in our allowance for loan and lease losses. Loans permanently modified under this program are classified as troubled debt restructurings (TDRs), as further discussed below, and are placed on nonaccrual status.

PNC programs utilize both temporary and permanent modifications and typically reduce the interest rate, extend the term and/or forgive principal. Temporary modifications fall between 3 – 60 months in length, with the majority for a period of up to 24 months after which the interest rate reverts to that under the original loan. Regardless of the length of the modification, all modifications are evaluated to determine whether they are TDRs. The impacts of these modifications are considered in our allowance for loan and lease losses. Additionally, when modified, TDRs are placed on nonaccrual status, except as noted below.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered TDRs. TDRs typically result from our loss mitigation activities and could include rate reductions, term extensions and/or principal forgiveness intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonperforming loans included TDRs of $595 million at September 30, 2010 and $440 million at December 31, 2009. Purchased impaired loans are excluded from TDRs.

TDRs returned to performing (accrual) status totaled $425 million at September 30, 2010 and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of performance under the modified terms. Approximately $17 million of TDRs previously returned to performing status are now classified as nonperforming as they are no longer current under the modified terms.

In addition, credit cards and certain small business and consumer credit agreements whose terms have been modified primarily through interest rate reductions totaling $315 million at September 30, 2010 are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.

Accruing Loans Past Due 30 To 89 Days (a) (c)

	Amount		Percent of Outstandings
Dollars in millions	Sept. 30 2010	Dec. 31 2009	Sept. 30 2010	Dec. 31 2009
Commercial	$293	$684	.55%	1.26%
Commercial real estate	353	666	1.97	3.10
Equipment lease financing	10	128	.16	2.06
Consumer	430	438	.83	.87
Residential real estate	347	472	2.70	3.12
Total	$1,433	$2,388	1.01	1.62

Accruing Loans Past Due 90 Days Or More (b) (d)

	Amount		Percent of Outstandings
Dollars in millions	Sept. 30 2010	Dec. 31 2009	Sept. 30 2010	Dec. 31 2009
Commercial	$90	$188	.17%	.35%
Commercial real estate	58	150	.32	.70
Equipment lease financing	4	6	.06	.10
Consumer	270	226	.52	.45
Residential real estate	179	314	1.60	2.07
Total	$601	$884	.43	.60
(a)	Excludes loans that are government insured/guaranteed, primarily residential mortgages, totaling $.4 billion at September 30, 2010 and $.2 billion at December 31, 2009.
(b)	Excludes loans that are government insured/guaranteed, primarily residential mortgages, totaling $2.0 billion at September 30, 2010 and $1.8 billion at December 31, 2009.
(c)	Excludes purchased impaired loans acquired from National City totaling $.4 billion at September 30, 2010 and $.8 billion at December 31, 2009. These loans are excluded as they are considered performing loans due to the accretion of interest income.
(d)	Excludes purchased impaired loans acquired from National City totaling $1.8 billion at September 30, 2010 and $2.9 billion at December 31, 2009. These loans are excluded as they are considered performing loans due to the accretion of interest income.

Loans that are not included in nonperforming or past due categories and which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $742 million at September 30, 2010 and $811 million at December 31, 2009.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an allowance for loan and lease losses to absorb losses from the loan portfolio. We determine the allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. There were no significant changes during the first nine months of 2010 to the process and procedures we follow to determine our allowance of loan and lease losses.

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

A portion of the allowance for loan and lease losses related to qualitative and measurement factors has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for probable losses not covered in specific and pool reserve methodologies. These factors include, but are not limited to, the following:

•	industry concentrations and conditions,
•	credit quality trends,
•	recent loss experience in particular sectors of the portfolio,
•	ability and depth of lending management,
•	changes in risk selection and underwriting standards, and
•	timing of available information.

At September 30, 2010, the portion of reserves for these factors was $261 million.

We increased the allowance for loan and lease losses to $5.2 billion at September 30, 2010 compared with $5.1 billion at December 31, 2009. The increase was primarily due to consolidation of the securitized credit card portfolio. The allowance as a percent of nonperforming loans was 108% and as a percent of total loans was 3.48% at September 30, 2010. The comparable percentages at December 31, 2009 were 89% and 3.22%, respectively. Excluding the allowance for purchased impaired loans and consumer loans and lines of credit, not secured by residential real estate, of $1.4 billion at September 30, 2010 and $1.0 billion at December 31, 2009, respectively, the allowance as a percent of nonperforming loans was 78% at September 30, 2010 and 72% at December 31, 2009.

The majority of the commercial portfolio is secured by collateral, including loans to asset-based lending customers that continue to show demonstrably lower loss given default. Further, the large investment grade or equivalent portion of the loan portfolio has performed well and has not been subject to significant deterioration. The overall level of commercial allowance has decreased in the third quarter of 2010 based upon these factors, as well as lower outstanding balances. Additionally, guarantees on loans greater than $1 million and owner guarantees for small business loans do not significantly impact our allowance for loan and lease losses. We continue to experience some pressure in the residential real estate and commercial real estate lending sectors consistent with the current slow and somewhat uncertain economic recovery.

The allowance for loan and lease losses is significantly lower than it would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of allowance for loan and lease losses to total loans. Loan loss reserves on the purchased impaired loans were not carried over on the date of acquisition. In addition, these loans were recorded net of $9.2 billion of fair value adjustments as of December 31, 2008. As of September 30, 2010, we have reserves of $.9 billion for purchased impaired loans.

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

We are optimistic about prospects for a stable-to-lower provision for credit losses in the fourth quarter of 2010 compared with the third quarter of 2010. Future provision levels will depend primarily on the level of nonperforming loans, our related coverage ratios, and the pace of economic recovery.

Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2010
Commercial	$896	$223	$673	1.65%
Commercial real estate	489	57	432	2.74
Equipment lease financing	91	38	53	1.14
Consumer	810	85	725	1.76
Residential real estate	282	20	262	1.92
Total	$2,568	$423	$2,145	1.85
2009
Commercial	$896	$94	$802	1.70%
Commercial real estate	250	23	227	1.21
Equipment lease financing	115	17	98	2.11
Consumer	694	78	616	1.58
Residential real estate	176	43	133	.83
Total	$2,131	$255	$1,876	1.49

Total net charge-offs are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. Customer balances related to these impaired loans were reduced by the fair value adjustments of $9.2 billion as of December 31, 2008. However, as a result of further credit deterioration on purchased impaired commercial loans, we recorded $158 million of net charge-offs during the first nine months of 2010. Net charge-offs were not recorded on purchased impaired consumer pools.

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

OPERATIONAL RISK MANAGEMENT

The operational risk in connection with the National City integration has been effectively managed. Our integration objectives have been successfully met and integration-related risk issues have been proactively identified, assessed and mitigated. Post-integration, our operational risk management focus has shifted to continued stabilization, the increased complexities driven by our size and several external environmental factors impacting our business model. We will continue to execute our rigorous risk management processes and evaluate the effectiveness of key processes, technologies and controls to help ensure performance at expected levels.

LIQUIDITY RISK MANAGEMENT

Liquidity risk has two fundamental components. The first is the potential loss if we were unable to meet our funding requirements at a reasonable cost. The second is the potential inability to operate our businesses because adequate contingent liquidity is not available in a stressed environment. We manage liquidity risk at the bank and parent company to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances and to help ensure that we maintain an appropriate level of contingent liquidity.

Spot and forward funding gap analyses are the primary metrics used to measure and monitor bank liquidity risk. Funding gaps represent the difference in projected sources of liquidity available to offset projected uses. We calculate funding gaps for the overnight, thirty-day, ninety-day, one hundred eighty-day and one-year time intervals. Risk limits are established within our Liquidity Risk Policy. Management’s Asset and Liability Committee regularly reviews compliance with the established limits.

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet our parent company obligations over the succeeding 24-month period. Risk limits for parent company liquidity are established within our Enterprise Capital Management Policy. The Board of Directors’ Joint Risk Committee regularly reviews compliance with the established limits.

Bank Level Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary.

As of September 30, 2010, there were approximately $5.0 billion of bank borrowings with maturities of less than one year.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At September 30, 2010, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) totaling $3.5 billion and securities available for sale totaling $56.0 billion. Of our total liquid assets of $59.5 billion, we had $28.7 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management.

In addition to the customer deposit base, which has historically provided the single largest source of relatively stable and low-cost funding and liquid assets, the bank also obtains liquidity through the issuance of traditional forms of funding including long-term debt (senior notes and subordinated debt and Federal Home Loan Bank (FHLB) advances) and short-term borrowings (Federal funds purchased, securities sold under repurchase agreements, commercial paper issuances, and other short-term borrowings).

PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through September 30, 2010, PNC Bank, N.A. had issued $6.9 billion of debt under this program. Total senior and subordinated debt declined to $5.6 billion at September 30, 2010 from $7.4 billion at December 31, 2009 due to maturities.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At September 30, 2010, our unused secured borrowing capacity was $8.4 billion with FHLB-Pittsburgh. Total FHLB borrowings declined to $7.1 billion at September 30, 2010 from $10.8 billion at December 31, 2009 due to maturities.

PNC Bank, N.A. has the ability to offer up to $3.0 billion of its commercial paper. As of September 30, 2010, there were no issuances outstanding under this program. Commercial paper included in Other borrowed funds on our Consolidated Balance Sheet is issued by Market Street as described in Off-Balance Sheet Arrangements and Variable Interest Entities in this Financial Review.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal

Reserve, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At September 30, 2010, our unused secured borrowing capacity was $23.7 billion with the Federal Reserve Bank.

Parent Company Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions.

As of September 30, 2010, there were approximately $2.7 billion of parent company borrowings with maturities of less than one year.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $2.0 billion at September 30, 2010. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 23 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2009 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Perpetual Trust Securities,” “PNC Capital Trust E Trust Preferred Securities,” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of September 30, 2010, the parent company had approximately $4.2 billion in funds available from its cash and short-term investments. This amount includes $1.8 billion of net after-tax cash proceeds from the sale of GIS.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital securities, in public or private markets and commercial paper.

We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. Total senior and subordinated debt and hybrid capital instruments increased to $18.0 billion at September 30, 2010 from $14.9 billion at December 31, 2009 due to net year-to-date issuances. On August 11, 2010, PNC Funding Corp issued $750 million of senior notes due August 2020. Interest will be paid semiannually at a fixed rate of 4.375%.

Note 19 Equity in our 2009 Form 10-K describes the December 31, 2008 issuance of 75,792 shares of our Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock), related issuance discount and the warrant to purchase common shares to the US Treasury under the TARP Capital Purchase Program.

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

The parent company, through its subsidiary PNC Funding Corp. has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of September 30, 2010, there were no issuances outstanding under this program.

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

Credit ratings as of November 1, 2010 for PNC and PNC Bank, N.A. follow:

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A	A+
Subordinated debt	Baa1	A-	A
Preferred stock	Baa3	BBB	A

PNC Bank, N.A.
Subordinated debt	A3	A	A
Long-term deposits	A2	A+	AA-
Short-term deposits	P-1	A-1	F1+

On November 1, 2010, Moody’s announced that they had downgraded the ratings of 10 large US regional banks after reducing its government support assumptions for these entities. The ratings for these companies, which had been placed on review for possible downgrade on July 27, 2010, had benefitted from Moody’s support assumptions since 2009. The reduction in the support assumption resulted in a one-notch downgrade of PNC’s bank-level debt and long-term deposits ratings. The ratings of PNC’s holding company were not on review and were affirmed. Moody’s indicated that the firm continues to ascribe support in the case of PNC, but at a reduced level. The ongoing assumption of support for PNC is primarily due to our importance in the payment system and significant national deposit share. However, the assumed level of support does not provide any lift to the bank’s current stand-alone ratings. At the same time, the ratings outlook on PNC was changed to positive from stable reflecting its improving credit metrics and strengthened capital profile. All of the other ratings in the table above were the same on both September 30, 2010 and November 1, 2010.

Commitments

The following tables set forth contractual obligations and various other commitments as of September 30, 2010 representing required and potential cash outflows.

Contractual Obligations

September 30, 2010 – in millions	Total
Remaining contractual maturities of time deposits	$43,887
Borrowed funds	39,763
Minimum annual rentals on noncancellable leases	2,459
Nonqualified pension and postretirement benefits	539
Purchase obligations (a)	583
Total contractual cash obligations	$87,231
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At September 30, 2010, the liability for uncertain tax positions, excluding associated interest and penalties, was $246 million. This liability represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 15 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Our contractual obligations totaled $97.6 billion at December 31, 2009 as further detailed in Item 7 of our 2009 Form 10-K. The decline to $87.2 billion at September 30, 2010 as outlined in the table above was due primarily to a $10.4 billion decline in the remaining contractual maturities of time deposits.

Other Commitments (a)

Total
September 30, 2010 – in millions	Amounts Committed
Net unfunded credit commitments	$97,147
Standby letters of credit (b)	9,937
Reinsurance agreements (c)	4,272
Recourse agreements (d)	4,029
Other commitments (e)	784
Total commitments	$116,169
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $6.3 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers.
(d)	Recourse agreements are arrangements with FNMA’s and FHLMC’s DUS Programs.
(e)	Includes unfunded commitments related to private equity investments of $370 million and other investments of $21 million which are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $377 million and other direct equity investments of $16 million which are included in Other liabilities on our Consolidated Balance Sheet.

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

Sensitivity results and market interest rate benchmarks for the third quarters of 2010 and 2009 follow:

Interest Sensitivity Analysis

	Third Quarter 2010	Third Quarter 2009
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.5%	.9%
100 basis point decrease (a)	(1.8)%	(2.0)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.6%	1.4%
100 basis point decrease (a)	(5.9)%	(5.5)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(3.0)	(2.2)
Key Period-End Interest Rates
One-month LIBOR	.26%	.25%
Three-year swap	.87%	1.87%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity to Alternative Rate Scenarios (Third Quarter 2010)

	PNC Economist	Market Forward	Two-Ten Slope
First year sensitivity	1.0%	(.3)%	(1.1)%
Second year sensitivity	3.9%	1.2%	(1.8)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business, and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in the above table. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates. We also consider forward projections of purchase accounting accretion when forecasting net interest income.

The graph below presents the yield curves for the base rate scenario and each of the alternate scenarios one year forward.

The third quarter 2010 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities are primarily customer-driven trading in fixed income securities, equities, derivatives, and foreign exchange contracts. They also include the underwriting of fixed income and equity securities. Proprietary trading positions were essentially eliminated by the end of the second quarter of 2010.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in trading activities. The Joint Risk Committee of the Board establishes an enterprise-wide VaR limit on our trading activities.

During the first nine months of 2010, our VaR ranged between $2.8 million and $8.8 million, averaging $5.8 million. During the first nine months of 2009, our VaR ranged between $5.8 million and $10.1 million, averaging $7.4 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Over a typical business cycle, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. There were no such instances during the first nine months of either 2010 or 2009, as the trading markets have moved into a period of relatively low pricing volatility.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Trading Revenue

Nine months ended September 30 In millions	2010	2009
Net interest income	$43	$46
Noninterest income	99	111
Total trading revenue	$142	$157
Securities underwriting and trading (a)	$70	$63
Foreign exchange	59	53
Financial derivatives	13	41
Total trading revenue (b)	$142	$157

Three months ended September 30 In millions	2010	2009
Net interest income	$11	$14
Noninterest income	21	31
Total trading revenue	$32	$45
Securities underwriting and trading (a)	$17	$24
Foreign exchange	14	12
Financial derivatives	1	9
Total trading revenue (b)	$32	$45
(a)	Includes changes in fair value for certain loans accounted for at fair value.
(b)	Product trading revenue includes related hedged activity.

Trading revenue excludes the impact of economic hedging activities, which relate primarily to residential mortgage servicing rights, and residential and held-for-sale commercial real estate loans.

Trading revenue decreased by $15 million compared with the first nine months of 2009 and $13 million compared with the third quarter of 2009 primarily due to lower proprietary trading results and the increased impact of counterparty credit risk on valuations of customer derivative positions. The decline in the nine month comparison was partially offset by improved underwriting results. The decline in the quarterly comparison was partially offset by improved customer-driven trading results. Proprietary trading positions were essentially eliminated in the second quarter of 2010.

MARKET RISK MANAGEMENT – EQUITY AND OTHER

INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

A summary of our equity investments follows:

In millions	Sept. 30 2010	Dec. 31 2009
BlackRock	$5,904	$5,736
Tax credit investments	2,102	2,510
Private equity	1,366	1,184
Visa	456	456
Other	309	368
Total	$10,137	$10,254

BlackRock

PNC owned approximately 44 million common stock equivalent shares of BlackRock equity at September 30, 2010, accounted for under the equity method. The carrying value of our investment in BlackRock at September 30, 2010 was $6.0 billion, which includes our equity investment of $5.9 billion and $.1 billion of related goodwill and accumulated other comprehensive income related to our BlackRock investment. The market value of our investment in BlackRock was $7.4 billion at September 30, 2010 (not including liquidity discount). The primary risk measurement, similar to other equity investments, is economic capital. Further information about BlackRock is included in the Business Segments Review section of this Financial Review.

Tax Credit Investments

Included in our equity investments are tax credit investments which are mostly accounted for under the equity method.

These investments, as well as equity investments held by consolidated partnerships, totaled $2.1 billion at September 30, 2010 and $2.5 billion at December 31, 2009.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of equity and mezzanine investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.4 billion at September 30, 2010 and $1.2 billion at December 31, 2009. As of September 30, 2010, $740 million was invested directly in a variety of companies and $626 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $220 million as of September 30, 2010. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

Our unfunded commitments related to private equity totaled $370 million at September 30, 2010 compared with $453 million at December 31, 2009.

Visa

At September 30, 2010, our investment in Visa Class B common shares totaled approximately 23 million shares. In May 2010, Visa funded $500 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $47 million share of the $500 million as a reduction of our indemnification liability and a reduction of noninterest expense. Considering the adjustment to the conversion ratio, the Class B shares would convert to approximately 12.9 million of publicly traded Visa Class A common shares. In September 2010, Visa announced their intention to fund their litigation escrow account by an additional $800 million. This funding occurred in October 2010. As a result, we expect to recognize an additional $76 million reduction of the indemnification liability in the fourth quarter of 2010.

As of September 30, 2010, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the September 30, 2010 closing price of $74.26 for the Visa Class A shares, the market value of our investment was $960 million. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of three years after the IPO, March 25, 2011, or settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with any settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

Note 18 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report and Note 25 Commitments and Guarantees in our Notes To Consolidated Financial Statements under Item 8 of our 2009 Form 10-K have further information on our Visa indemnification obligation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At September 30, 2010, other investments totaled $309 million compared with $368 million at December 31, 2009. We recognized net gains related to these investments of $33 million during the first nine months of 2010, including $7 million during the third quarter. We recognized net losses related to these investments of $62 million during the first nine months of 2009, including a gain of $17 million during the third quarter.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $21 million at September 30, 2010 and $66 million at December 31, 2009.

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

The following table provides the notional or contractual amounts and estimated net fair value of financial derivatives at September 30, 2010 and December 31, 2009.

Financial Derivatives

	September 30, 2010		December 31, 2009
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Derivatives designated as hedging instrument under GAAP
Interest rate contracts (a)
Asset rate conversion
Receive fixed swaps	$14,637	$525	$13,055	$(64)
Pay fixed swaps (c)	1,815	(66)
Liability rate conversion
Receive fixed swaps	11,203	1,272	13,048	707
Forward purchase commitments	4,005	34	350	1
Total interest rate risk management	31,660	1,765	26,453	644
Total derivatives designated as hedging instruments (b)	$31,660	$1,765	$26,453	$644
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Interest rate contracts
Swaps	$69,752	$288	$38,596	$(152)
Caps/floors – Purchased			5,200	50
Futures	57,269		41,609
Future options	83,800	20	18,580	28
Swaptions	13,155	(2)	24,145	(22)
Commitments related to residential mortgage assets	18,680	58	9,565	6
Total residential mortgage banking activities	$242,656	$364	$137,695	$(90)
Derivatives used for commercial mortgage banking activities:
Interest rate contracts
Swaps (c)	$1,668	$(66)	$1,948	$(15)
Commitments related to commercial mortgage assets	3,027	3	1,733	8
Credit contracts
Credit default swaps	185	11	460	52
Total commercial mortgage banking activities	$4,880	$(52)	$4,141	$45
Derivatives used for customer-related activities:
Interest rate contracts
Swaps (c)	$88,592	$(178)	$91,090	$(54)
Caps/floors
Sold	3,174	(10)	3,457	(15)
Purchased	2,442	9	2,115	14
Swaptions	2,367	60	1,996	11
Futures	2,122		2,271
Foreign exchange contracts	8,618	10	8,002	14
Equity contracts	378		351
Credit contracts
Risk participation agreements	2,922	1	2,819	1
Total customer-related	$110,615	$(108)	$112,101	$(29)
Derivatives used for other risk management activities:
Interest rate contracts
Swaps	$865		$4,667	$3
Caps/floors – Purchased	100	$1
Swaptions			720	(9)
Futures	280		145
Future options
Commitments related to residential mortgage assets			50
Foreign exchange contracts (c)	34	(2)	41	1
Credit contracts
Credit default swaps	664	9	1,128	(2)
Other contracts (d)	209	(354)	211	(486)
Total other risk management	$2,152	$(346)	$6,962	$(493)
Total derivatives not designated as hedging instruments	$360,303	$(142)	$260,899	$(567)
Total Gross Derivatives	$391,963	$1,623	$287,352	$77
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 58% were based on 1-month LIBOR and 42% on 3-month LIBOR at September 30, 2010 compared with 57% and 43%, respectively, at December 31, 2009.
(b)	Fair value amount includes net accrued interest receivable of $151 million at September 30, 2010 and $162 million at December 31, 2009.
(c)	The increases in the negative fair values from December 31, 2009 to September 30, 2010 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during 2010 and contracts terminated.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2010, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2010, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Nonperforming loans – Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, consumer, and residential mortgage customers and construction customers as well as certain troubled debt restructured loans. Nonperforming loans do not include loans held for sale or foreclosed and other assets. We do not accrue interest income on loans classified as nonperforming. Nonperforming loans do not include purchased impaired loans as we are currently accreting interest income over the expected life of the loans.

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

Return on average common shareholders’ equity – Annualized net income less preferred stock dividends, including preferred stock discount accretion and redemptions, divided by average common shareholders’ equity.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors in our 2009 Form 10-K, other 2010 Form 10-Qs and elsewhere in this Report, including in the Risk Factors and Risk Management sections of those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

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
•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current view that the moderate economic recovery that began last year will continue throughout the rest of 2010 and slowly gather momentum in 2011 amidst continued low interest rates.

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

•	Changes to regulations governing bank capital, including as a result of the so-called “Basel III” initiatives.
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

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2010	2009	2010	2009
Interest Income
Loans	$1,996	$2,091	$6,314	$6,759
Investment securities	592	684	1,787	2,045
Other	113	113	378	343
Total interest income	2,701	2,888	8,479	9,147
Interest Expense
Deposits	233	387	758	1,407
Borrowed funds	253	277	692	1,003
Total interest expense	486	664	1,450	2,410
Net interest income	2,215	2,224	7,029	6,737
Noninterest Income
Asset management	249	242	751	639
Consumer services	328	330	939	975
Corporate services	183	252	712	761
Residential mortgage	216	207	542	883
Service charges on deposits	164	248	573	714
Net gains on sales of securities	121	168	358	406
Other-than-temporary impairments	(117)	(401)	(475)	(1,540)
Less: Noncredit portion of other-than-temporary impairments (a)	(46)	(272)	(194)	(1,107)
Net other-than-temporary impairments	(71)	(129)	(281)	(433)
Other	193	311	650	660
Total noninterest income	1,383	1,629	4,244	4,605
Total revenue	3,598	3,853	11,273	11,342
Provision For Credit Losses	486	914	2,060	2,881
Noninterest Expense
Personnel	959	1,068	2,874	3,150
Occupancy	177	172	536	533
Equipment	152	170	492	522
Marketing	81	58	196	174
Other	789	746	2,175	2,485
Total noninterest expense	2,158	2,214	6,273	6,864
Income from continuing operations before income taxes and noncontrolling interests	954	725	2,940	1,597
Income taxes	179	185	736	342
Income from continuing operations before noncontrolling interests	775	540	2,204	1,255
Income from discontinued operations (net of income taxes of $311, $11, $338, and $22)	328	19	373	41
Net income	1,103	559	2,577	1,296
Less: Net income (loss) attributable to noncontrolling interests	2	(20)	(12)	(7)
Preferred stock dividends	4	99	122	269
Preferred stock discount accretion and redemptions	3	13	254	42
Net income attributable to common shareholders	$1,094	$467	$2,213	$992
Basic Earnings Per Common Share
Continuing operations	$1.45	$.97	$3.56	$2.10
Discontinued operations	.63	.04	.72	.09
Net income	$2.08	$1.01	$4.28	$2.19
Diluted Earnings Per Common Share
Continuing operations	$1.45	$.96	$3.52	$2.08
Discontinued operations	.62	.04	.72	.09
Net income	$2.07	$1.00	$4.24	$2.17
Average Common Shares Outstanding
Basic	523	460	515	451
Diluted	526	461	518	452

(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	September 30 2010	December 31 2009
Assets
Cash and due from banks (September 30, 2010 includes $2 for VIEs) (a)	$3,724	$4,288
Federal funds sold and resale agreements (includes $921 and $990 measured at fair value) (b)	2,094	2,390
Trading securities	955	2,124
Interest-earning deposits with banks (September 30, 2010 includes $5 for VIEs) (a)	415	4,488
Loans held for sale (includes $2,805 and $2,062 measured at fair value) (b)	3,275	2,539
Investment securities (September 30, 2010 includes $202 for VIEs) (a)	63,461	56,027
Loans (September 30, 2010 includes $4,644 for VIEs) (includes $90 and $88 measured at fair value) (a) (b)	150,127	157,543
Allowance for loan and lease losses (September 30, 2010 includes $(219) for VIEs) (a)	(5,231)	(5,072)
Net loans	144,896	152,471
Goodwill	8,166	9,505
Other intangible assets	2,352	3,404
Equity investments (September 30, 2010 includes $1,177 for VIEs) (a)	10,137	10,254
Other (September 30, 2010 includes $787 for VIEs) (includes $354 and $486 measured at fair value) (a) (b)	20,658	22,373
Total assets	$260,133	$269,863
Liabilities
Deposits
Noninterest-bearing	$46,065	$44,384
Interest-bearing	133,118	142,538
Total deposits	179,183	186,922
Borrowed funds
Federal funds purchased and repurchase agreements	4,661	3,998
Federal Home Loan Bank borrowings	7,106	10,761
Bank notes and senior debt	13,508	12,362
Subordinated debt	10,023	9,907
Other (September 30, 2010 includes $2,937 for VIEs) (a)	4,465	2,233
Total borrowed funds	39,763	39,261
Allowance for unfunded loan commitments and letters of credit	193	296
Accrued expenses (September 30, 2010 includes $79 for VIEs) (a)	3,134	3,590
Other (September 30, 2010 includes $523 for VIEs) (a)	5,194	7,227
Total liabilities	227,467	237,296
Equity
Preferred stock (c)
Common stock – $5 par value
Authorized 800 shares, issued 536 and 471 shares	2,680	2,354
Capital surplus – preferred stock	646	7,974
Capital surplus – common stock and other	12,008	8,945
Retained earnings	15,114	13,144
Accumulated other comprehensive income (loss)	146	(1,962)
Common stock held in treasury at cost: 10 and 9 shares	(552)	(513)
Total shareholders’ equity	30,042	29,942
Noncontrolling interests	2,624	2,625
Total equity	32,666	32,567
Total liabilities and equity	$260,133	$269,863

(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Nine months ended September 30
Unaudited	2010	2009
Operating Activities
Net income	$2,577	$1,296
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	2,060	2,881
Depreciation and amortization	753	747
Deferred income taxes	691	143
Net gains on sales of securities	(358)	(406)
Net other-than-temporary impairments	281	433
Gain on sale of PNC Global Investment Servicing	(639)
Net gains related to BlackRock LTIP shares adjustment		(103)
Undistributed earnings of BlackRock	(176)	(107)
Excess tax benefits from share-based payment arrangements	(1)	(1)
Net change in
Trading securities and other short-term investments	1,092	(35)
Loans held for sale	(1,056)	267
Other assets	(1,411)	3,094
Accrued expenses and other liabilities	566	(5,978)
Other	58	298
Net cash provided by operating activities	4,437	2,529
Investing Activities
Sales
Securities available for sale	17,994	12,611
Loans	2,326	408
Repayments/maturities
Securities available for sale	5,869	5,552
Securities held to maturity	1,857	251
Purchases
Securities available for sale	(28,344)	(25,364)
Securities held to maturity	(1,180)	(1,514)
Loans	(3,680)	(212)
Net change in
Federal funds sold and resale agreements	310	(589)
Interest-earning deposits with banks	3,880	13,623
Loans	8,247	10,977
Net cash received from (paid for) acquisition and divestiture activity	2,479	(3,396)
Other (a)	686	(9)
Net cash provided by investing activities	10,444	12,338
Financing Activities
Net change in
Noninterest-bearing deposits	1,912	6,650
Interest-bearing deposits	(9,097)	(11,603)
Federal funds purchased and repurchase agreements	667	(1,177)
Federal Home Loan Bank short-term borrowings	(280)
Other short-term borrowed funds	(461)	(1,755)
Sales/issuances
Federal Home Loan Bank long-term borrowings		1,500
Bank notes and senior debt	3,270	2,459
Other long-term borrowed funds	3,090	147
Supervisory Capital Assessment Program – common stock		624
Common and treasury stock	3,466	174
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(3,310)	(7,633)
Bank notes and senior debt	(2,455)	(3,868)
Subordinated debt	(269)	(529)
Other long-term borrowed funds	(3,856)	(125)
Preferred stock – TARP	(7,579)
Redemption of noncontrolling interest	(99)
Excess tax benefits from share-based payment arrangements	1	1
Acquisition of treasury stock	(172)	(124)
Preferred stock cash dividends paid	(122)	(269)
Common stock cash dividends paid	(151)	(384)
Net cash used by financing activities	(15,445)	(15,912)
Net Decrease In Cash And Due From Banks	(564)	(1,045)
Cash and due from banks at beginning of period	4,288	4,471
Cash and due from banks at end of period	$3,724	$3,426
Supplemental Disclosures
Interest paid	$1,419	$2,526
Income taxes paid	571	53
Income taxes refunded	8	611
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	632	(190)
Transfer from loans to foreclosed assets	1,064	698

(a)	Includes the impact of the consolidation of variable interest entities as of January 1, 2010.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K (2009 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2009 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to these policies in the first nine months of 2010 other than as disclosed herein. These interim consolidated financial statements serve to update the 2009 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

We have considered the impact on these consolidated financial statements of events occurring subsequent to September 30, 2010.

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

In July 2010, the FASB issued ASU 2010-20 – Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires additional disclosures related to an entity’s allowance for credit losses and the credit quality of its financing receivables (e.g., loans). Certain disclosures will be effective December 31, 2010 and others beginning in the first quarter of 2011.

NOTE 2 DIVESTITURE

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash pursuant to a definitive agreement entered into on February 2, 2010. This transaction resulted in a pretax gain of $639 million, net of transaction costs. The after-tax amount of the gain of $328 million is included within Income from discontinued operations, on our Consolidated Income Statement.

Results of operations of GIS through June 30, 2010 are presented as Income from discontinued operations, net of income taxes, on our Consolidated Income Statement for all periods presented.

As part of the sale agreement, PNC has agreed to provide certain transitional services on behalf of GIS until completion of related systems conversion activities.

Asset and liabilities of GIS at December 31, 2009 follow.

Investment in Discontinued Operations

In millions	December 31, 2009
Interest-earning deposits with banks	$255
Goodwill	1,243
Other intangible assets	51
Other	359
Total assets	$1,908
Interest-bearing deposits	$93
Accrued expenses	266
Other	1,009
Total liabilities	$1,368
Net assets	$540

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

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize the loan and a corresponding liability on the balance sheet regardless of our intent to repurchase the loan. At September 30, 2010 and December 31, 2009, the balance of our ROAP asset and liability totaled $367 million and $577 million, respectively.

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

We recognize a liability for our loss exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties and also for loss sharing arrangements with the Agencies (collectively “recourse obligations”). Other than providing temporary liquidity under servicing advances and our loss exposure associated with our recourse obligations, we have not provided nor are we required to provide any type of credit support, guarantees, or commitments to the securitization SPEs or third-party investors in these transactions. See Note 18 Commitments and Guarantees for further discussion of our recourse obligations.

Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

	September 30, 2010		December 31, 2009
In millions	Residential Mortgages	Commercial Mortgages (a)	Residential Mortgages	Commercial Mortgages (a)
FINANCIAL INFORMATION
Servicing portfolio (b)	$131,594	$164,191	$146,050	$185,167
Carrying value of servicing assets (c)	788	616	1,332	921
Servicing advances	569	380	599	383
Servicing deposits	2,855	3,400	3,118	3,774
Recourse obligations (d)	155	30	229	71
Carrying value of mortgage-backed securities held (e)	1,907	1,578	2,011	1,905

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
In millions	Residential Mortgages	Commercial Mortgages (a)	Residential Mortgages	Commercial Mortgages (a)
CASH FLOWS
Sales of loans (f)	$2,381	$475	$6,607	$1,453
Repurchases of previously transferred loans	550		1,756
Contractual servicing fees received	100	48	316	174
Servicing advances recovered/(funded), net	(30)	1	30	3
Cash flows on mortgage-backed securities held (e)	143	237	433	441
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	For our continuing involvement with residential mortgage loan transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs. It does not include loans serviced by us that were originated by third parties and have not been transferred to a VIE.
(c)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(d)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties and our commercial mortgage loss share arrangements for our Residential Mortgage Banking and Corporate & Institutional Banking business segments, respectively. See Note 18 Commitments and Guarantees for further information.
(e)	Represents securities held where PNC transferred and/or serviced loans to a securitization SPE and we hold securities issued by that SPE.
(f)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the three months and nine months ended September 30, 2010.

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

The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of September 30, 2010 and December 31, 2009, respectively.

Consolidated VIEs – Carrying Value (a)

September 30, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Credit Risk Transfer Transaction	Total
Assets
Cash and due from banks			$2		$2
Interest-earning deposits with banks			5		5
Investment securities	$202				202
Loans	2,094	$2,103		$447	4,644
Allowance for loan and lease losses		(213)		(6)	(219)
Equity investments			1,177		1,177
Other assets	339	3	435	10	787
Total assets	$2,635	$1,893	$1,619	$451	$6,598
Liabilities
Other borrowed funds	$2,298	$523	$116		$2,937
Accrued expenses			79		79
Other liabilities	336		187		523
Total liabilities	$2,634	$523	$382		$3,539
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts reported primarily represent LIHTC investments.

Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities
September 30, 2010
Market Street	$3,220	$3,226
Credit Card Securitization Trust	2,231	995
Tax Credit Investments (a)	1,631	417
Credit Risk Transfer Transaction	766	766

December 31, 2009
Tax Credit Investments (a)	$1,933	$808
Credit Risk Transfer Transaction	860	860
(a)	Amounts reported primarily represent LIHTC investments.

Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to elimination of intercompany assets and liabilities held by the consolidated VIE.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
September 30, 2010
Tax Credit Investments (a)	$3,818	$2,028	$850	$850	(c)	$347	(d)
Commercial Mortgage-Backed Securitizations (b)	73,206	73,206	1,727	1,727	(e)
Residential Mortgage-Backed Securitizations (b)	47,585	47,585	1,936	1,930	(e)	6	(d)
Collateralized Debt Obligations	18		2	2	(c)
Total	$124,627	$122,819	$4,515	$4,509		$353

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2009
Market Street	$3,698	$3,718	$6,155	(f)
Tax Credit Investments (a)	1,786	1,156	743
Collateralized Debt Obligations	23		2
Total	$5,507	$4,874	$6,900
(a)	Amounts reported primarily represent LIHTC investments. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired partnerships.

(b)	Amounts reported reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(f)	PNC’s risk of loss consisted of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2009.

MARKET STREET

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2009 and the first nine months of 2010, Market Street met all of its funding needs through the issuance of commercial paper.

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

The commercial paper obligations at September 30, 2010 and December 31, 2009 were supported by Market Street’s assets. While PNC may be obligated to fund under the $5.5 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower such as by the over-collateralization of the assets or by another third party in the form of deal-specific credit enhancement. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $652 million of the liquidity facilities if the underlying assets are in default. Market Street creditors have no direct recourse to PNC.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in June 2015. At September 30, 2010, $584 million was outstanding on this facility. This amount was eliminated in PNC’s Consolidated Balance Sheet as of September 30, 2010 due to the consolidation of Market Street. We are not required to nor have we provided additional financial support to the SPE.

CREDIT CARD SECURITIZATION TRUST

We are the sponsor of several credit card securitizations facilitated through an SPE trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment. At September 30, 2010, Series 2006-1, 2007-1, and 2008-3 issued by the SPE were outstanding. Series 2005-1 was paid off during the third quarter of 2010.

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

In October 2010, the governing documents were amended to give PNC the option to unilaterally terminate the securitization structure. On October 28, 2010, PNC exercised its option to terminate the securitization structure. The dissolution of the structure did not have any impact on the statement of financial condition, liquidity, or cash flows of PNC.

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

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At September 30, 2010, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

In millions	September 30 2010	December 31 2009
Commercial	$53,188	$54,818
Commercial real estate	19,091	23,131
Consumer	54,956	53,582
Residential real estate	16,484	19,810
Equipment lease financing	6,408	6,202
Total loans (a)	$150,127	$157,543
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.8 billion and $3.2 billion at September 30, 2010 and December 31, 2009, respectively.

Future accretable discounts related to purchased impaired loans are not included in loans outstanding.

At September 30, 2010, we pledged $11.9 billion of loans to the Federal Reserve Bank and $26.6 billion of loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2009 were $18.8 billion and $32.6 billion, respectively.

Certain loans are accounted for at fair value with changes in the fair value reported in current period earnings. The fair value of these loans was $90 million, or less than 1% of the total loan portfolio, at September 30, 2010.

Net Unfunded Credit Commitments

In millions	September 30 2010	December 31 2009
Commercial and commercial real estate (a) (b)	$59,834	$60,143
Home equity lines of credit	19,500	20,367
Consumer credit card line and other unsecured lines	16,478	18,800
Other	1,335	1,485
Total	$97,147	$100,795
(a)	Amount related to purchased customer receivables totaled $3.4 billion at September 30, 2010 due to the January 1, 2010 consolidation of Market Street.
(b)	Amount related to Market Street totaled $5.6 billion at December 31, 2009. This amount was eliminated as of September 30, 2010 due to the consolidation of Market Street.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At September 30, 2010 commercial commitments are reported net of $15.3 billion of participations, assignments and syndications, primarily to financial institutions. The comparable amount at December 31, 2009 was $13.2 billion.

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

Nonperforming Assets

Dollars in millions	September 30, 2010	December 31, 2009
Nonaccrual loans
Commercial	$1,530	$1,806
Commercial real estate	1,989	2,140
Equipment lease financing	104	130
TOTAL COMMERCIAL LENDING	3,623	4,076
Consumer
Home equity	406	356
Other	38	36
Total consumer	444	392
Residential real estate
Residential mortgage	727	955
Residential construction	42	248
Total residential real estate	769	1,203
TOTAL CONSUMER LENDING	1,213	1,595
Total nonaccrual/nonperforming loans	4,836	5,671
Foreclosed and other assets
Commercial lending	366	266
Consumer lending	467	379
Total foreclosed and other assets	833	645
Total nonperforming assets	$5,669	$6,316
Nonperforming loans to total loans	3.22%	3.60%
Nonperforming assets to total loans and foreclosed and other assets	3.76	3.99
Nonperforming assets to total assets	2.18	2.34

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings (TDRs). TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonperforming loans in the table above include TDRs of $595 million at September 30, 2010 and $440 million at December 31, 2009.

TDRs returned to performing (accrual) status totaled $425 million at September 30, 2010 and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of performance under the modified terms.

In addition, credit cards and certain small business and consumer credit agreements whose terms have been modified totaled $315 million at September 30, 2010 and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.

Net interest income less the provision for credit losses was $5.0 billion for the first nine months of 2010 compared with $3.9 billion for the first nine months of 2009. Comparable amounts for the third quarter of 2010 and the third quarter of 2009 were $1.7 billion and $1.3 billion, respectively.

Rollforward of Allowance for Loan and

Lease Losses

In millions	2010	2009
January 1	$5,072	$3,917
Charge-offs	(2,568)	(2,131)
Recoveries	423	255
Net charge-offs	(2,145)	(1,876)
Provision for credit losses	2,060	2,881
Acquired allowance (a)		(114)
Adoption of ASU 2009-17, Consolidations	141
Divestiture		(18)
Net change in allowance for unfunded loan commitments and letters of credit	103	20
September 30	$5,231	$4,810

(a)	Reflects adjustments to the National City allowance acquired December 31, 2008 due to additional impairment of loans effective at that date.

Rollforward of Allowance for Unfunded Loan

Commitments and Letters of Credit

In millions	2010	2009
January 1	$296	$344
Net change in allowance for unfunded loan commitments and letters of credit	(103)	(20)
September 30	$193	$324

Originated Impaired Loans exclude leases and smaller homogeneous type loans as well as purchased impaired loans related to our acquisition of National City, but include acquired loans that are impaired subsequent to acquisition. We did not recognize any interest income on Originated Impaired Loans, including TDRs that have not returned to performing status, while they were impaired in the first nine months of 2010 or 2009. The following table provides further detail on Originated Impaired Loans individually evaluated for reserves and the associated allowance for loan losses:

Originated Impaired Loans (a)

In millions	Sept. 30 2010	Dec. 31 2009
Impaired loans with an associated reserve	$3,752	$3,475
Impaired loans without an associated reserve	289	471
Total impaired loans	$4,041	$3,946
Specific allowance for credit losses (b)	$1,400	$1,148
Average impaired loan balance (c)	$4,241	$2,664
(a)	Purchased impaired loans related to our acquisition of National City are excluded from this table and are disclosed in Note 6 Purchased Impaired Loans Related to National City.
(b)	Amounts include $516 million at September 30, 2010 for TDRs.
(c)	Nine-month average for each year.

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

Purchased Impaired Loans

	September 30, 2010		December 31, 2009
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial	$353	$526	$531	$921
Commercial real estate	1,206	1,679	1,636	2,600
Consumer	3,112	4,343	3,457	5,097
Residential real estate	3,459	4,072	4,663	6,620
Total	$8,130	$10,620	$10,287	$15,238

During the first nine months of 2010, the recorded investment of purchased impaired loans decreased by a net $2.2 billion as a result of payments and other exit activities partially offset by accretion of purchase accounting discount.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows of individual commercial or pooled consumer purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to the provision for credit losses in the period in which the changes become probable. Subsequent decreases to the net present value of expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. Prepayments and interest rate decreases for variable rate notes are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from prepayments and interest rate decreases for variable rate notes, the effect will be to reduce the yield prospectively. During the first nine months of 2010, $508 million of provision and $158 million of charge-offs were recorded on impaired loans. As of September 30, 2010, decreases in the net present value of expected cash flows of purchased impaired loans resulted in an allowance for loan and lease losses of $906 million on $7.1 billion of the impaired loans while the remaining $1.0 billion of impaired loans required no allowance as net present value of expected cash flows improved or remained the same. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

Activity for the accretable yield for the first nine months of 2010 follows.

Accretable Yield

In millions	2010
January 1	$3,502
Accretion (including cash recoveries)	(1,060)
Net reclassifications to accretable from non-accretable	73
Disposals	(187)
September 30	$2,328

NOTE 7 INVESTMENT SECURITIES

Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
September 30, 2010

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,546	$337		$7,883
Residential mortgage-backed
Agency	28,470	716	$(93)	29,093
Non-agency	8,663	241	(1,323)	7,581
Commercial mortgage-backed
Agency	1,560	81		1,641
Non-agency	1,795	75	(17)	1,853
Asset-backed	2,897	46	(241)	2,702
State and municipal	1,578	80	(57)	1,601
Other debt	3,157	144	(4)	3,297
Total debt securities	55,666	1,720	(1,735)	55,651
Corporate stocks and other	399			399
Total securities available for sale	$56,065	$1,720	$(1,735)	$56,050
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,378	$241	$(1)	$4,618
Asset-backed	3,024	80		3,104
Other debt	9	2		11
Total securities held to maturity	$7,411	$323	$(1)	$7,733

December 31, 2009

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$20	$(48)	$7,520
Residential mortgage-backed
Agency	24,076	439	(77)	24,438
Non-agency	10,419	236	(2,353)	8,302
Commercial mortgage-backed
Agency	1,299	10	(12)	1,297
Non-agency	4,028	42	(222)	3,848
Asset-backed	2,019	30	(381)	1,668
State and municipal	1,346	58	(54)	1,350
Other debt	1,984	38	(7)	2,015
Total debt securities	52,719	873	(3,154)	50,438
Corporate stocks and other	360			360
Total securities available for sale	$53,079	$873	$(3,154)	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$195		$2,225
Asset-backed	3,040	109	$(13)	3,136
Other debt	159	1		160
Total securities held to maturity	$5,229	$305	$(13)	$5,521

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related.

In March 2010, we transferred $2.2 billion of available for sale commercial mortgage-backed non-agency securities to the held to maturity portfolio. The reclassification was made at fair value at the date of transfer. Net pretax unrealized gains in accumulated other comprehensive loss totaled $92 million at the transfer date and will be accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in no impact on net income.

The following table presents gross unrealized loss and fair value of securities available for sale at September 30, 2010 and December 31, 2009. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive loss. The gross unrealized loss on debt securities held to maturity was $1 million at September 30, 2010 and $13 million at December 31, 2009 with the majority of positions in a continuous loss position for less than 12 months.

Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2010
Debt securities
Residential mortgage-backed
Agency	$(76)	$6,823	$(17)	$275	$(93)	$7,098
Non-agency	(24)	155	(1,299)	6,072	(1,323)	6,227
Commercial mortgage-backed
Non-agency	(2)	66	(15)	225	(17)	291
Asset-backed	(15)	371	(226)	801	(241)	1,172
State and municipal	(3)	235	(54)	250	(57)	485
Other debt	(1)	82	(3)	11	(4)	93
Total	$(121)	$7,732	$(1,614)	$7,634	$(1,735)	$15,366

December 31, 2009
Debt securities
US Treasury and government agencies	$(48)	$4,015			$(48)	$4,015
Residential mortgage-backed
Agency	(76)	6,960	$(1)	$56	(77)	7,016
Non-agency	(7)	79	(2,346)	7,223	(2,353)	7,302
Commercial mortgage-backed
Agency	(12)	779			(12)	779
Non-agency	(3)	380	(219)	1,353	(222)	1,733
Asset-backed	(1)	142	(380)	1,153	(381)	1,295
State and municipal	(1)	49	(53)	285	(54)	334
Other debt	(3)	299	(4)	18	(7)	317
Total	$(151)	$12,703	$(3,003)	$10,088	$(3,154)	$22,791

Evaluating Investments for Other-than-Temporary Impairments

For the securities in the above table, as of September 30, 2010 we do not intend to sell and have determined it is not more likely than not we will be required to sell the securities prior to recovery of the amortized cost basis.

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

Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the cost basis. If it is probable that we will not recover the amortized cost basis, taking into consideration the estimated recovery period and our ability to hold the equity security until recovery, OTTI is recognized in earnings equal to the difference between the fair value and the amortized cost basis of the security.

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

Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

September 30, 2010	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	3-12	5
Remaining collateral expected to default
Prime	0-52%	20%
Alt-A	0-82	44
Loss severity
Prime	15-60%	44%
Alt-A	27-80	56
(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

During the third quarter and first nine months of 2010 and 2009, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Credit Losses Recognized in Earnings

	Three months ended September 30		Nine months ended September 30
In millions	2010	2009	2010	2009
Available for sale securities:
Non-agency residential mortgage-backed	$(57)	$(92)	$(211)	$(340)
Non-agency commercial mortgage-backed			(3)	(6)
Asset-backed	(14)	(34)	(67)	(76)
Other debt		(3)		(7)
Marketable equity securities				(4)
Total	$(71)	$(129)	$(281)	$(433)

Summary of OTTI Noncredit Losses Included in Accumulated Other Comprehensive Loss

	Three months ended September 30		Nine months ended September 30
In millions	2010	2009	2010	2009
Total	$(46)	$(272)	$(194)	$(1,107)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended September 30, 2010
June 30, 2010	$(621)	$(9)	$(198)	$(12)	$(840)
Loss where impairment was not previously recognized	(15)				(15)
Additional loss where credit impairment was previously recognized	(42)		(14)		(56)
September 30, 2010	$(678)	$(9)	$(212)	$(12)	$(911)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended September 30, 2009
June 30, 2009	$(284)	$(6)	$(75)	$(4)	$(369)
Loss where impairment was not previously recognized	(37)		(20)		(57)
Additional loss where credit impairment was previously recognized	(55)		(14)	(3)	(72)
September 30, 2009	$(376)	$(6)	$(109)	$(7)	$(498)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the nine months ended September 30, 2010
December 31, 2009	$(479)	$(6)	$(145)	$(12)	$(642)
Loss where impairment was not previously recognized	(41)	(3)	(11)		(55)
Additional loss where credit impairment was previously recognized	(170)		(56)		(226)
Reduction due to credit impaired securities sold	12				12
September 30, 2010	$(678)	$(9)	$(212)	$(12)	$(911)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the nine months ended September 30, 2009 (a)
December 31, 2008	$(35)		$(34)		$(69)
Loss where impairment was not previously recognized	(192)	$(6)	(54)	$(4)	(256)
Additional loss where credit impairment was previously recognized	(149)		(21)	(3)	(173)
September 30, 2009	$(376)	$(6)	$(109)	$(7)	$(498)

(a)	Excludes OTTI credit losses related to equity securities totaling $4 million.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
2010	$18,285	$421	$(63)	$358	$125
2009	12,655	421	(15)	406	142

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2010.

Contractual Maturity of Debt Securities

September 30, 2010 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$9	$4,200	$2,848	$489	$7,546
Residential mortgage-backed
Agency		42	1,398	27,030	28,470
Non-agency			39	8,624	8,663
Commercial mortgage-backed
Agency	1	425	1,129	5	1,560
Non-agency		57		1,738	1,795
Asset-backed	1	294	405	2,197	2,897
State and municipal	52	150	196	1,180	1,578
Other debt	6	2,696	263	192	3,157
Total debt securities available for sale	$69	$7,864	$6,278	$41,455	$55,666
Fair value	$69	$8,078	$6,638	$40,866	$55,651
Weighted-average yield, GAAP basis	3.71%	2.54%	3.59%	4.39%	4.04%
SECURITIES HELD TO MATURITY
Commercial mortgage-backed (non-agency)		$212	$72	$4,094	$4,378
Asset-backed	$43	2,265	348	368	3,024
Other debt		1	6	2	9
Total debt securities held to maturity	$43	$2,478	$426	$4,464	$7,411
Fair value	$43	$2,563	$440	$4,687	$7,733
Weighted-average yield, GAAP basis	2.77%	2.86%	2.56%	4.91%	4.08%

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of September 30, 2010:

Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

September 30, 2010
Agency mortgage-backed securities	3.8 years
Non-agency mortgage-backed securities	4.5 years
Agency commercial mortgage-backed securities	5.6 years
Non-agency commercial mortgage-backed securities	3.5 years
Asset-backed securities	3.3 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30, 2010	December 31, 2009
Pledged to others	$28,717	$23,368
Accepted from others:
Permitted by contract or custom to sell or repledge	2,001	2,357
Permitted amount repledged to others	672	1,283

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

Securities Available for Sale and Trading Securities

Securities measured at fair value include both the available for sale and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 55% of our positions, we use prices obtained from pricing services provided by the Barclay’s Capital Index and Interactive Data Corp. (IDC). For 15% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealer or market quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include using a discounted cash flow approach or, in certain instances, identifying a proxy security, market transaction or index. For certain security types, primarily non-agency residential securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes willing market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at September 30, 2010, the relevant pricing service information was the predominant input.

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

Due to inactivity in the CMBS securitization market in 2010 and 2009, we determine the fair value of commercial mortgage loans held for sale by using a whole loan methodology. Fair value is determined using sale valuation assumptions that management believes a market participant would use in pricing the loans. When available, valuation assumptions included observable inputs based on whole loan sales. Adjustments are made to these assumptions to account for situations when uncertainties exist, including market conditions and liquidity. Credit risk is included as part of our valuation process for these loans by considering expected rates of return for market participants for similar loans in the marketplace. Based on the significance of unobservable inputs, we classified this portfolio as Level 3.

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

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Fair Value Measurements – Summary

	September 30, 2010				December 31, 2009
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$7,440	$443		$7,883	$7,026	$494		$7,520
Residential mortgage-backed
Agency		29,093		29,093		24,433	$5	24,438
Non-agency			$7,581	7,581			8,302	8,302
Commercial mortgage-backed
Agency		1,641		1,641		1,297		1,297
Non-agency		1,853		1,853		3,842	6	3,848
Asset-backed		1,577	1,125	2,702		414	1,254	1,668
State and municipal		1,368	233	1,601		1,084	266	1,350
Other debt		3,225	72	3,297		1,962	53	2,015
Total debt securities	7,440	39,200	9,011	55,651	7,026	33,526	9,886	50,438
Corporate stocks and other	266	120	13	399	230	83	47	360
Total securities available for sale	7,706	39,320	9,024	56,050	7,256	33,609	9,933	50,798
Financial derivatives (a) (b)
Interest rate contracts		7,564	113	7,677	25	3,630	47	3,702
Other contracts		172	7	179	2	209	3	214
Total financial derivatives		7,736	120	7,856	27	3,839	50	3,916
Residential mortgage loans held for sale (c)		1,777		1,777		1,012		1,012
Trading securities (d)
Debt (e)	523	319	71	913	1,690	299	89	2,078
Equity	42			42	46			46
Total trading securities	565	319	71	955	1,736	299	89	2,124
Residential mortgage servicing rights (f)			788	788			1,332	1,332
Commercial mortgage loans held for sale (c)			1,028	1,028			1,050	1,050
Equity investments
Direct investments			740	740			595	595
Indirect investments (g)			635	635			593	593
Total equity investments			1,375	1,375			1,188	1,188
Customer resale agreements (h)		921		921		990		990
Loans (i)		90		90		107		107
Other assets
BlackRock Series C Preferred Stock (j)			354	354			486	486
Other		419	7	426		207	23	230
Total other assets		419	361	780		207	509	716
Total assets	$8,271	$50,582	$12,767	$71,620	$9,019	$40,063	$14,151	$63,233
Liabilities
Financial derivatives (b) (k)
Interest rate contracts		$5,687	$42	$5,729	$2	$3,185	$18	$3,205
BlackRock LTIP			354	354			486	486
Other contracts		143	7	150		146	2	148
Total financial derivatives		5,830	403	6,233	2	3,331	506	3,839
Trading securities sold short (l)
Debt (e)	$861	11		872	1,288	42		1,330
Equity					14			14
Total trading securities sold short	861	11		872	1,302	42		1,344
Other liabilities		8		8		6		6
Total liabilities	$861	$5,849	$403	$7,113	$1,304	$3,379	$506	$5,189
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at September 30, 2010 and December 31, 2009 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At September 30, 2010 and December 31, 2009, respectively, the net asset amounts were $2.446 billion and $2.047 billion and the net liability amounts were $1.022 billion and $1.733 billion.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.

(d)	Fair value includes net unrealized losses of $4 million at September 30, 2010 and net unrealized gains of $9 million at December 31, 2009.
(e)	Comprised primarily of US Treasury and government agencies securities.
(f)	Included in Other intangible assets on our Consolidated Balance Sheet.
(g)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.
(h)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(i)	Included in Loans on our Consolidated Balance Sheet. PNC has elected the fair value option for residential mortgage loans originated for sale. Certain of these loans have been subsequently reclassified into portfolio loans.
(j)	PNC has elected the fair value option for these shares.
(k)	Included in Other liabilities on our Consolidated Balance Sheet.
(l)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and nine months ended September 30, 2010 and 2009 follow.

Three Months Ended September 30, 2010

		Total realized / unrealized gains or losses (a)				(*) Attributable to unrealized gains or losses related to assets and liabilities held at September 30, 2010
Level 3 Instruments Only In millions	June 30, 2010	Included in earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	September 30, 2010 (d)
Assets
Securities available for sale
Residential mortgage- backed non-agency	$7,635	$(57)	$(90)	$93	$7,581	$(57)
Asset-backed	1,150	(14)	18	(29)	1,125	(14)
State and municipal	237		(4)		233
Other debt	82		2	(12)	72
Corporate stocks and other	47			(34)	13
Total securities available for sale	9,151	(71)	(74)	18	9,024	(71)
Financial derivatives	85	45		(10)	120	42
Trading securities – Debt	73	1		(3)	71
Residential mortgage servicing rights	963	(149)		(26)	788	(153)
Commercial mortgage loans held for sale	1,036	11		(19)	1,028	17
Equity investments
Direct investments	650	47		43	740	42
Indirect investments	618	26		(9)	635	22
Total equity investments	1,268	73		34	1,375	64
Other assets
BlackRock Series C Preferred Stock	298	56			354	56
Other	7				7
Total other assets	305	56			361	56
Total assets	$12,881	$(34)	$(74)	$(6)	$12,767	$(45)
Total liabilities (c)	$355	$52		$(4)	$403	$50

Three Months Ended September 30, 2009

		Total realized / unrealized gains or losses (a)					(*) Attributable to unrealized gains or losses related to assets and liabilities held at September 30, 2009
Level 3 Instruments Only In millions	June 30, 2009	Included in earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3, net (b)	September 30, 2009
Assets
Securities available for sale
Residential mortgage-backed agency	$5					$5
Residential mortgage-backed non-agency	9,014	$(92)	$256	$(498)	$28	8,708	$(92)
Commercial mortgage-backed non-agency	3,658		302	(211)	2	3,751
Asset-backed	1,212	(34)	66	(32)		1,212	(34)
State and municipal	276		(2)	(11)		263
Other debt	53	(3)	3	(2)		51	(3)
Corporate stocks and other	50			(2)		48
Total securities available for sale	14,268	(129)	625	(756)	30	14,038	(129)
Financial derivatives	125	29		(46)	(24)	84	30
Trading securities
Debt	97	3		(14)		86	3
Equity	29	1		(12)	(6)	12	1
Total trading securities	126	4		(26)	(6)	98	4
Residential mortgage servicing rights	1,459	(176)		(1)		1,282	(179)
Commercial mortgage loans held for sale	1,179	30		(88)		1,121	30
Equity investments	1,160	(1)		1		1,160	(5)
Other assets
BlackRock Series C Preferred Stock	367	87				454	87
Other	38		9	(5)		42
Total other assets	405	87	9	(5)		496	87
Total assets	$18,722	$(156)	$634	$(921)		$18,279	$(162)
Total liabilities (c)	$414	$101		$(19)	$(1)	$495	$99
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.
(d)	There were no transfers into or out of Level 3 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2010

Level 3 Instruments Only In millions	December 31, 2009	Total realized / unrealized gains or losses (a)		Purchases, issuances, and settlements, net	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	September 30, 2010	(*) Attributable to unrealized gains or losses related to assets and liabilities held at September 30, 2010
		Included in earnings (*)	Included in other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed agency	$5			$(5)
Residential mortgage-backed non-agency	8,302	$(239)	$(110)	(370)		$(2)	$7,581	$(211)
Commercial mortgage-backed non-agency	6				$2	(8)
Asset-backed	1,254	(67)	50	(112)			1,125	(67)
State and municipal	266	5	(21)	(18)	1		233
Other debt	53		6	(16)	29		72
Corporate stocks and other	47		(1)	(33)			13
Total securities available for sale	9,933	(301)	(76)	(554)	32	(10)	9,024	(278)
Financial derivatives	50	87		(17)			120	86
Trading securities – Debt	89	(2)		(16)			71	(4)
Residential mortgage servicing rights	1,332	(472)		(72)			788	(464)
Commercial mortgage loans held for sale	1,050	33		(55)			1,028	42
Equity investments
Direct investments	595	135		10			740	112
Indirect investments	593	67		(25)			635	54
Total equity investments	1,188	202		(15)			1,375	166
Other assets
BlackRock Series C Preferred Stock	486	(128)		(4)			354	(128)
Other	23		(4)	(12)			7
Total other assets	509	(128)	(4)	(16)			361	(128)
Total assets	$14,151	$(581)	$(80)	$(745)	$32	$(10)	$12,767	$(580)
Total liabilities (c)	$506	$(121)		$17	$1		$403	$(122)

Nine Months Ended September 30, 2009

				Total realized / unrealized gains or losses (a)					(*) Attributable to unrealized gains or losses related to assets and liabilities held at September 30, 2009
Level 3 Instruments Only In millions	Dec. 31, 2008	National City Acquisition	Balance, January 1, 2009	Included in earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3, net (b)	September 30, 2009
Assets
Securities available for sale
Residential mortgage- backed agency		$7	$7		$(2)			$5
Residential mortgage-backed non-agency	$3,304	899	4,203	$(340)	839	$(713)	$4,719	8,708	$(340)
Commercial mortgage-backed non-agency	337		337	(6)	627	(255)	3,048	3,751	(6)
Asset-backed	833	59	892	(68)	(35)	(44)	467	1,212	(68)
State and municipal	271	50	321		1	(33)	(26)	263
Other debt	34	48	82	(6)		(25)		51	(6)
Corporate stocks and other	58		58		(6)	(4)		48
Total securities available for sale	4,837	1,063	5,900	(420)	1,424	(1,074)	8,208	14,038	(420)
Financial derivatives	125	35	160	125		(181)	(20)	84	28
Trading securities
Debt	56	26	82	1		8	(5)	86	6
Equity	17	6	23	2		(9)	(4)	12	1
Total trading securities	73	32	105	3		(1)	(9)	98	7
Residential mortgage servicing rights	6	1,019	1,025	243		14		1,282	207
Commercial mortgage loans held for sale	1,400	1	1,401	(48)		(232)		1,121	(39)
Equity investments	571	610	1,181	(80)		60	(1)	1,160	(88)
Other assets
BlackRock Series C Preferred Stock				243		211		454	243
Other		40	40	(5)	(3)	10		42	(5)
Total other assets		40	40	238	(3)	221		496	238
Total assets	$7,012	$2,800	$9,812	$61	$1,421	$(1,193)	$8,178	$18,279	$(67)
Total liabilities (c)	$22	$16	$38	$241		$217	$(1)	$495	$242
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Net losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $460 million for the first nine months of 2010 compared with $180 million for the first nine months of 2009. The net losses (realized and unrealized) for the third quarter of 2010 were $86 million compared with $257 million for the third quarter of 2009. These amounts included net unrealized losses of $458 million and $95 million, respectively, for the 2010 periods. The comparable amounts for the 2009 periods were net unrealized losses of $309 million and $261 million, respectively. These amounts were included in noninterest income on the Consolidated Income Statement.

During the first nine months of 2010, no material transfers of assets or liabilities between the hierarchy levels occurred.

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

Interest income earned from trading securities totaled $32 million for the first nine months of 2010 and $43 million for the first nine months of 2009. For the third quarter of 2010 and 2009, interest income related to trading securities totaled $7 million and $18 million, respectively. These amounts are included in other interest income on the Consolidated Income Statement.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the net book value of the collateral from the borrower’s most recent financial statements if no appraisal is available. If the net book value is utilized, loss given default (LGD) collateral recovery rates are employed, by collateral type, in calculating disposition costs to arrive at an adjusted fair value. If an appraisal is outdated due to changed project or market conditions, values based on the LGD recovery rates are used pending receipt of an updated appraisal. The amounts below for loans held for sale represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral, which often results in significant management assumptions and input with respect to the determination of fair value, or based on an observable market price. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial mortgage servicing rights reflect an impairment of four strata at September 30, 2010 while no strata were impaired at December 31, 2009 and one stratum was impaired at September 30, 2009. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds.

Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2010	December 31 2009	September 30 2010	September 30 2009	September 30 2010	September 30 2009
Assets
Nonaccrual loans	$853	$939	$(2)	$(201)	$(6)	$(342)
Loans held for sale	191	168	(1)	1	(44)	3
Equity investments (b)	21	154	(3)	(4)	(3)	(55)
Commercial mortgage servicing rights (c)	616		(81)		(99)
Other intangible assets	1	1
Foreclosed and other assets	211	108	(38)	(17)	(75)	(41)
Long-lived assets held for sale	24	30	(4)		(20)	1
Total assets	$1,917	$1,400	$(129)	$(221)	$(247)	$(434)
(a)	All Level 3 except $5 million in loans held for sale which were Level 2 at December 31, 2009.
(b)	Includes LIHTC and other equity investments.
(c)	Four strata at fair value at September 30, 2010 and no strata at fair value at December 31, 2009. During the first nine months of 2009, we recorded a $35 million recovery of previous impairment on commercial mortgage servicing rights. Refer to Note 9 Goodwill and Other Intangible Assets for additional information.

Fair Value Option

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the third quarter and first nine months of 2010 and the third quarter and first nine months of 2009 were not material.

Residential Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. Throughout 2010 and 2009, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for the third quarter and first nine months of 2010 and the third quarter and first nine months of 2009 were not material.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in other interest income. Changes in fair value due to instrument-specific credit risk for both the third quarter and first nine months of 2010 and the third quarter and first nine months of 2009 were not material.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2010	September 30 2009	September 30 2010	September 30 2009
Assets
Customer resale agreements	$6	$7	$14	$(18)
Commercial mortgage loans held for sale	11	30	33	(48)
Residential mortgage loans held for sale	80	126	220	374
Residential mortgage loans – portfolio	(1)	1	2	(3)
BlackRock Series C Preferred Stock	56	87	(128)	243
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2010
Customer resale agreements	$921	$845	$76
Residential mortgage loans held for sale
Performing loans	1,744	1,728	16
Loans 90 days or more past due	31	40	(9)
Nonaccrual loans	2	4	(2)
Total	1,777	1,772	5
Commercial mortgage loans held for sale (a)
Performing loans	989	1,129	(140)
Nonaccrual loans	39	61	(22)
Total	1,028	1,190	(162)
Residential mortgage loans – portfolio
Performing loans	31	35	(4)
Loans 90 days or more past due	44	45	(1)
Nonaccrual loans	15	28	(13)
Total	$90	$108	$(18)
December 31, 2009
Customer resale agreements	$990	$925	$65
Residential mortgage loans held for sale
Performing loans	971	977	(6)
Loans 90 days or more past due	40	50	(10)
Nonaccrual loans	1	9	(8)
Total	1,012	1,036	(24)
Commercial mortgage loans held for sale (a)
Performing loans	1,023	1,235	(212)
Nonaccrual loans	27	41	(14)
Total	1,050	1,276	(226)
Residential mortgage loans – portfolio
Performing loans	25	27	(2)
Loans 90 days or more past due	51	54	(3)
Nonaccrual loans	12	23	(11)
Total	$88	$104	$(16)
(a)	There were no loans 90 days or more past due within this category at September 30, 2010 or December 31, 2009.

ADDITIONAL FAIR VALUE INFORMATION RELATED TO FINANCIAL INSTRUMENTS

	September 30, 2010		December 31, 2009
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$7,361	$7,361	$12,248	$12,248
Trading securities	955	955	2,124	2,124
Investment securities	63,461	63,783	56,027	56,319
Loans held for sale	3,275	3,276	2,539	2,597
Net loans (excludes leases)	138,489	142,116	146,270	145,014
Other assets	4,599	4,599	4,883	4,883
Mortgage and other loan servicing rights	1,404	1,404	2,253	2,352
Financial derivatives
Designated as hedging instruments under GAAP	1,831	1,831	739	739
Not designated as hedging instruments under GAAP	6,025	6,025	3,177	3,177

Liabilities
Demand, savings and money market deposits	135,295	135,295	132,645	132,645
Time deposits	43,888	44,450	54,277	54,534
Borrowed funds	40,149	41,659	39,621	39,977
Financial derivatives
Designated as hedging instruments under GAAP	66	66	95	95
Not designated as hedging instruments under GAAP	6,167	6,167	3,744	3,744
Unfunded loan commitments and letters of credit	179	179	290	290

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

SECURITIES

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 57% of our positions, we use prices obtained from pricing services provided by the Barclay’s Capital Index and Interactive Data Corp. (IDC). For 13% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. Barclay’s Capital Index prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Dealer quotes received are typically non-binding and corroborated with other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations.

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

Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The aggregate carrying value of our equity investments carried at cost and FHLB and FRB stock was $2.4 billion at September 30, 2010 and $2.6 billion as of December 31, 2009, both of which approximate fair value at each date.

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

The key valuation assumptions for commercial and residential mortgage loan servicing assets at September 30, 2010 and December 31, 2009 are included in Note 9 Goodwill and Other Intangible Assets.

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

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first nine months of 2010 follow:

Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Black- Rock	Residential Mortgage Banking	Other	Total
January 1, 2010	$5,369	$2,756	$68	$26	$43	$1,243	$9,505
Sale of GIS						(1,232)	(1,232)
Acquisition-related	(59)	(23)	(5)			(11)	(98)
BlackRock				(9)			(9)
September 30, 2010	$5,310	$2,733	$63	$17	$43	$—	$8,166
(a)	The Distressed Assets Portfolio business segment does not have any goodwill allocated to it.

Changes in goodwill and other intangible assets during the first nine months of 2010 follow:

Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
January 1, 2010	$9,505	$1,145	$2,259
Additions/adjustments:
Sale of GIS	(1,232)	(49)
Acquisition-related	(98)
Mortgage and other loan servicing rights			(485)
BlackRock	(9)
Sale of servicing rights			(192)
Impairment charge			(99)
Amortization		(152)	(75)
September 30, 2010	$8,166	$944	$1,408

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at the date of acquisition becomes available.

See Note 2 Divestiture regarding our July 1, 2010 sale of GIS.

Our investment in BlackRock changes when BlackRock repurchases its shares in the open market or issues shares for an acquisition or pursuant to its employee compensation plans. We adjust goodwill when BlackRock repurchases its shares at an amount greater (or less) than book value per share which results in an increase (or decrease) in our percentage ownership interest.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	September 30 2010	December 31 2009
Customer-related and other intangibles
Gross carrying amount	$1,547	$1,742
Accumulated amortization	(603)	(597)
Net carrying amount	$944	$1,145
Mortgage and other loan servicing rights
Gross carrying amount	$2,024	$2,729
Valuation allowance	(99)
Accumulated amortization	(517)	(470)
Net carrying amount	$1,408	$2,259
Total	$2,352	$3,404

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 2 years to 10 years, with a weighted-average remaining useful life of 9 years.

Amortization expense on existing intangible assets, net of impairment reversal (charge) follows:

Amortization Expense on Existing Intangible Assets (a)

In millions
Nine months ended September 30, 2010	$126
Nine months ended September 30, 2009	226
Remainder of 2010	64
2011	249
2012	210
2013	209
2014	191
2015	177
(a)	Net of impairment reversal (charge).

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2010	2009
January 1	$921	$864
Additions (a)	59	84
Acquisition adjustment		(7)
Sale of servicing rights	(192)
Impairment (charge) reversal	(99)	35
Amortization expense	(73)	(79)
September 30	$616	$897
(a)	From loans sold with servicing retained and purchases of servicing rights from third parties.

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

Changes in the residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights

In millions	2010	2009
January 1	$1,332	$1,008
Additions:
From loans sold with servicing retained	61	232
Changes in fair value due to:
Time and payoffs (a)	(133)	(218)
Purchase accounting adjustments		17
Other (b)	(472)	243
September 30	$788	$1,282
Unpaid principal balance of loans serviced for others at September 30	$131,594	$159,075
(a)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.
(b)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

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

The fair value of residential and commercial MSRs and significant inputs to the valuation model as of September 30, 2010 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses internal proprietary models to estimate future loan prepayments. These models use empirical data drawn from the historical performance of our managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Consistent with the pricing of capital market instruments, management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Commercial Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	Sept. 30, 2010	Dec. 31, 2009
Fair value	$616	$1,020
Weighted-average life (years)	7.0	7.8
Weighted-average constant prepayment rate	8%-21%	6%-19%
Decline in fair value from 10% adverse change	$8.2	$9.7
Decline in fair value from 20% adverse change	$15.8	$18.8
Spread over forward interest rate swap rates	6%-8%	7%-9%
Decline in fair value from 10% adverse change	$13.5	$24.6
Decline in fair value from 20% adverse change	$27.0	$49.3

Residential Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	Sept. 30, 2010	Dec. 31, 2009
Fair value	$788	$1,332
Weighted-average life (years)	2.5	4.5
Weighted-average constant prepayment rate	21.47%	19.92%
Decline in fair value from 10% adverse change	$35	$56
Decline in fair value from 20% adverse change	$66	$109
Spread over forward interest rate swap rates	12.23%	12.16%
Decline in fair value from 10% adverse change	$30	$55
Decline in fair value from 20% adverse change	$58	$106

Revenue from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees, and ancillary fees follows:

Revenue from Mortgage and Other Loan Servicing

In millions	2010	2009
Nine months ended September 30	$526	$631
Three months ended September 30	170	205

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

In September 2010, we redeemed all of the underlying capital securities of Sterling Financial Statutory Trust II, Yardville Capital Trusts II and IV, and James Monroe Statutory Trust II. The capital securities redeemed totaled $71 million.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory purposes.

In February 2008, PNC Preferred Funding LLC (the LLC), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (Trust III) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the LLC Preferred Securities). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the Trust II Securities) of PNC Preferred Funding Trust II (Trust II) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the Trust I Securities) of PNC

Preferred Funding Trust I (Trust I) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a noncontrolling interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This noncontrolling interest totaled $1.3 billion at September 30, 2010.

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

The July 1, 2010 sale of GIS affected GIS participants in the pension and postretirement plans. At closing, all GIS participants were vested in their benefits under the pension plan and their active participation in such plan was terminated. However, certain GIS employees will continue to accrue service towards earning their retiree medical benefit. These changes will not have a significant impact on any of the plans.

The components of our net periodic pension and post-retirement benefit cost for the third quarter and first nine months of 2010 and 2009 were as follows:

Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended September 30 In millions	2010	2009	2010	2009	2010	2009
Net periodic cost consists of:
Service cost	$25	$22	$1	$1	$1	$1
Interest cost	51	52	3	4	5	5
Expected return on plan assets	(71)	(65)
Amortization of prior service cost	(2)	(1)				(1)
Amortization of actuarial losses	8	21	1
Net periodic cost (benefit)	$11	$29	$5	$5	$6	$5

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Nine months ended September 30 In millions	2010	2009	2010	2009	2010	2009
Net periodic cost consists of:
Service cost	$77	$67	$2	$2	$4	$3
Interest cost	152	155	10	11	15	15
Expected return on plan assets	(214)	(195)
Amortization of prior service cost	(6)	(1)			(2)	(3)
Amortization of actuarial losses	25	62	3	1
Net periodic cost (benefit)	$34	$88	$15	$14	$17	$15

STOCK-BASED COMPENSATION PLANS

As more fully described in Note 16 Stock-Based Compensation Plans in our 2009 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of September 30, 2010, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first nine months of 2010 and 2009 was $70 million and $63 million, respectively.

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

Stock Option Expense – Option Pricing Models Assumptions

Weighted-average for the nine months ended September 30	2010	2009
Risk-free interest rate	2.9%	1.9%
Dividend yield	0.7	3.6
Volatility	32.7	27.2
Expected life	6.0 yrs.	5.6 yrs.
Grant-date fair value	$19.59	$5.61

Stock Option Information

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2009	18,496	$56.10	1,522	$637.64	20,018	$100.32
Granted	2,720	56.84			2,720	56.84
Exercised	(286)	46.23			(286)	46.23
Cancelled	(988)	56.37	(287)	482.08	(1,275)	152.07
Outstanding at September 30, 2010	19,942	$56.33	1,235	$673.73	21,177	$92.35
Exercisable at September 30, 2010	12,255	$62.38	1,235	$673.73	13,490	$118.37

During the first nine months of 2010 we issued 282,000 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

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

Summary of Nonvested Incentive/Performance Unit and Restricted Stock/Unit Shares Activity

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
Dec. 31, 2009	285	$66.45	2,213	$53.45
Granted	189	53.78	668	54.86
Vested/Released	(128)	74.96	(537)	69.14
Forfeited	(3)	53.78	(53)	48.97
Sept. 30, 2010	343	$56.43	2,291	$50.29

In the chart above, the unit shares and related weighted-average grant-date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At September 30, 2010, there was $51 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain members of management. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based, service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of September 30, 2010, there were 484,003 of these cash-payable restricted share units outstanding.

During the third quarter of 2009, we entered into an agreement with certain of our executives regarding a portion of their salary to be payable in stock units. These units, which are cash-payable, have no future service, market or performance criteria and as such are fully expensed at grant date. These units will be settled in cash on March 31, 2011. We eliminated the granting of any future salary payable in stock units beginning March 2010. As of September 30, 2010, there were 280,174 of these units outstanding, with a current market value of $15 million.

Summary of Nonvested, Cash-Payable Restricted Share Unit Activity

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,001
Granted	316
Vested and Released	(181)
Forfeited	(24)
Outstanding at September 30, 2010	1,112	$57,728

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

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow September 30, 2010, we expect to reclassify from the amount currently reported in accumulated other comprehensive income net derivative gains of $331 million pretax, or $215 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge dedesignations, and the addition of other hedges subsequent to September 30, 2010. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of debt securities classified as available for sale. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow September 30, 2010, we expect to reclassify from the amount currently reported in accumulated other comprehensive loss, net derivative gains of $76 million pretax, or $50 million after-tax, as adjustments of yield on securities available for sale. The maximum length of time we are hedging forecasted purchases is three months. There were no amounts in accumulated other comprehensive income related to the forecasted sale of securities at September 30, 2010.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first nine months of 2010 and 2009, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

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

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in net losses of $8 million for the first nine months of 2010 compared with net losses of $29 million for the first nine months of 2009.

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

We typically retain the servicing rights related to residential mortgage loans that we sell. Residential mortgage servicing rights are accounted for at fair value with changes in fair value influenced primarily by changes in interest rates. Derivatives used to hedge the fair value of residential mortgage servicing rights include interest rate futures, swaps and options, including caps, floors, and swaptions, and forward contracts to purchase mortgage-backed securities. Gains and losses on residential mortgage servicing rights and the related derivatives used for hedging are included in residential mortgage noninterest income.

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

The derivatives portfolio also includes derivatives used for other risk management activities. These derivatives are entered into based on stated risk management objectives.

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

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. At September 30, 2010, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $10 million compared with $15 million at December 31, 2009. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

Further detail regarding the derivatives not designated in hedging relationships is presented in the tables that follow.

Derivative Counterparty Credit Risk

By entering into derivative contracts we are exposed to credit risk. We seek to minimize credit risk through internal credit approvals, limits, monitoring procedures, executing master netting agreements and collateral requirements. We generally enter into transactions with counterparties that carry high quality credit ratings. Nonperformance risk including credit risk is included in the determination of the estimated net fair value.

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At September 30, 2010, we held cash, US government securities and mortgage-backed securities totaling $1.3 billion under these agreements. We pledged cash of $888 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, cash pledged is included in Other assets and cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2010 was $1.0 billion for which PNC had posted collateral of $874 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2010, would be an additional $159 million.

Derivatives Total Notional or Contractual Amounts and Estimated Net Fair Values

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$18,642	$559	$6,394	$32			$7,011	$95
Fair value hedges	11,203	1,272	13,048	707	$1,815	$66
Total derivatives designated as hedging instruments	$29,845	$1,831	$19,442	$739	$1,815	$66	$7,011	$95
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$138,402	$2,179	$88,593	$651	$84,823	$1,869	$42,874	$766
Loan sales
Interest rate contracts	12,993	86	4,251	39	6,438	32	1,977	14
Subtotal	$151,395	$2,265	$92,844	$690	$91,261	$1,901	$44,851	$780
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$2,127	$96	$2,128	$67	$2,568	$159	$1,553	$74
Credit contracts:
Credit default swaps	185	11	410	59			50	7
Subtotal	$2,312	$107	$2,538	$126	$2,568	$159	$1,603	$81
Derivatives used for customer- related activities:
Interest rate contracts	$48,855	$3,482	$51,270	$2,193	$49,842	$3,601	$49,659	$2,237
Foreign exchange contracts	4,541	134	4,168	122	4,077	124	3,834	108
Equity contracts	231	20	195	16	147	20	156	16
Credit contracts:
Risk participation agreements	1,329	4	1,091	3	1,593	3	1,728	2
Subtotal	$54,956	$3,640	$56,724	$2,334	$55,659	$3,748	$55,377	$2,363
Derivatives used for other risk management activities:
Interest rate contracts	$812	$3	$3,222	$13	$433	$2	$2,360	$19
Foreign exchange contracts			39	1	34	2	2
Credit contracts:
Credit default swaps	406	10	516	13	258	1	612	15
Other contracts (c)					209	354	211	486
Subtotal	$1,218	$13	$3,777	$27	$934	$359	$3,185	$520
Total derivatives not designated as hedging instruments	$209,881	$6,025	$155,883	$3,177	$150,422	$6,167	$105,016	$3,744
Total Gross Derivatives	$239,726	$7,856	$175,325	$3,916	$152,237	$6,233	$112,027	$3,839
Less: Legally enforceable master netting agreements		4,363		1,600		4,363		1,600
Less: Cash collateral		1,047		269		848		506
Total Net Derivatives		$2,446		$2,047		$1,022		$1,733
(a)	Included in Other Assets on our Consolidated Balance Sheet.
(b)	Included in Other Liabilities on our Consolidated Balance Sheet.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			September 30, 2010		September 30, 2009
Nine months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury Securities	Investment securities (interest income)	$(73)	$69
Interest rate contracts	US Agency Securities	Investment securities (interest income)	(2)	2
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)	(65)	63	$(81)	$83
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	395	(409)	(311)	275
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	359	(347)	27	(22)
Total			$614	$(622)	$(365)	$336

			September 30, 2010		September 30, 2009
Three months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury Securities	Investment securities (interest income)	$(46)	$43
Interest rate contracts	US Agency Securities	Investment securities (interest income)	(2)	2
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)	(17)	16	$(27)	$27
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	135	(137)	61	(89)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	145	(149)	52	(50)
Total			$215	$(225)	$86	$(112)

Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Nine months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
September 30, 2010	Interest rate contracts	$1,066	Interest income	$259	Interest income	$0
			Noninterest income	33
September 30, 2009	Interest rate contracts	$28	Interest income	$232	Interest income	$0

Three months ended In millions			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
September 30, 2010	Interest rate contracts	$341	Interest income	$84	Interest income	$(2)
			Noninterest income	8
September 30, 2009	Interest rate contracts	$236	Interest income	$87	Interest income	$0

Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended September 30		Nine months ended September 30
In millions	2010	2009	2010	2009
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$231	$226	$652	$95
Loan sales
Interest rate contracts	(15)	(63)	(92)	(56)
Gains (losses) included in residential mortgage noninterest income	$216	$163	$560	$39
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$(17)	$(22)	$(88)	$61
Credit contracts	(9)	(27)	(18)	(26)
Gains (losses) from commercial mortgage banking activities (a)	$(26)	$(49)	$(106)	$35
Derivatives used for customer-related activities:
Interest rate contracts	$(12)	$(19)	$(39)	$(1)
Foreign exchange contracts	22	27	28	66
Equity contracts	(1)	4		2
Credit contracts			(2)
Gains (losses) from customer-related activities (a)	$9	$12	$(13)	$67
Derivatives used for other risk management activities:
Interest rate contracts	$(2)	$1	$(16)	$19
Foreign exchange contracts	(5)	(4)	(3)	(10)
Credit contracts	1	(9)	5	(23)
Other contracts (b)	(56)	(87)	128	(145)
Gains (losses) from other risk management activities (a)	$(62)	$(99)	$114	$(159)
Total gains (losses) from derivatives not designated as hedging instruments	$137	$27	$555	$(18)
(a)	Included in other noninterest income.
(b)	Relates to BlackRock LTIP.

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

Credit Default Swaps

	September 30, 2010			December 31, 2009
Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Sold
Single name	$45	$3	3.08	$85	$(4)	3.18
Index traded	257	1	1.88	457		6.12
Total	$302	$4	2.06	$542	$(4)	5.66
Credit Default Swaps – Purchased
Single name	$362	$5	2.59	$586	$1	3.69
Index traded	185	11	39.05	460	53	35.89
Total	$547	$16	14.92	$1,046	$54	17.85
Total	$849	$20	10.35	$1,588	$50	13.69

The notional amount of these credit default swaps by credit rating as of September 30, 2010 and December 31, 2009 follows:

Credit Ratings of Credit Default Swaps

Dollars in millions	September 30, 2010	December 31, 2009
Credit Default Swaps – Sold
Investment grade (a)	$281	$496
Subinvestment grade (b)	21	46
Total	$302	$542
Credit Default Swaps – Purchased
Investment grade (a)	$405	$894
Subinvestment grade (b)	142	152
Total	$547	$1,046
Total	$849	$1,588
(a)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(b)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps as of September 30, 2010 and December 31, 2009 follow:

Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
September 30, 2010	69%	22%	9%
December 31, 2009	66%	29%	5%

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all referenced underlyings experience a credit event at a total loss, without recoveries, was $302 million at September 30, 2010 compared with $542 million at December 31, 2009.

Risk Participation Agreements

We have entered into risk participation agreements sold with terms ranging from less than one year to 21 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years
September 30, 2010	$1,593	$(3)	1.60
December 31, 2009	$1,728	$(2)	2.03

Based on our internal risk rating process of the underlying swap counterparties, the percentages of the exposure amount of risk participation agreements sold by internal credit rating as of September 30, 2010 and December 31, 2009 follow:

Internal Credit Ratings of Risk Participation Agreements Sold

	September 30, 2010	December 31, 2009
Pass (a)	95%	96%
Below pass (b)	5%	4%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at September 30, 2010, the exposure from these agreements would be $66 million based on the fair value of the underlying swaps compared with $78 million at December 31, 2009.

NOTE 13 EARNINGS PER SHARE

Basic and Diluted Earnings per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2010	2009	2010	2009
Basic
Net income from continuing operations	$775	$540	$2,204	$1,255
Less:
Net income (loss) attributable to noncontrolling interests	2	(20)	(12)	(7)
Dividends distributed to common shareholders	53	46	151	382
Dividends distributed to preferred shareholders	4	99	122	269
Dividends distributed to nonvested restricted shares				1
Preferred stock discount accretion and redemptions	3	13	254	42
Undistributed net income from continuing operations	$713	$402	$1,689	$568
Undistributed net income from discontinued operations	328	19	373	41
Undistributed net income	$1,041	$421	$2,062	$609
Percentage of undistributed income allocated to common shares	99.6%	99.7%	99.6%	99.7%
Undistributed income from continuing operations allocated to common shares	$709	$400	$1,681	$566
Plus: common dividends	53	46	151	382
Net income from continuing operations attributable to basic common shares	$762	$446	$1,832	$948
Net income from discontinued operations attributable to common shares	328	19	373	41
Net income attributable to basic common shares	$1,090	$465	$2,205	$989
Basic weighted-average common shares outstanding	523	460	515	451
Basic earnings per common share from continuing operations	$1.45	$.97	$3.56	$2.10
Basic earnings per common share from discontinued operations	.63	.04	.72	.09
Basic earnings per common share	$2.08	$1.01	$4.28	$2.19
Diluted
Net income from continuing operations attributable to basic common shares	$762	$446	$1,832	$948
Less: BlackRock common stock equivalents	3	5	11	9
Net income from continuing operations attributable to diluted common shares	$759	$441	$1,821	$939
Net income from discontinued operations attributable to common shares	328	19	373	41
Net income attributable to diluted common shares	$1,087	$460	$2,194	$980
Basic weighted-average common shares outstanding	523	460	515	451
Dilutive potential common shares (a) (b)	3	1	3	1
Diluted weighted-average common shares outstanding	526	461	518	452
Diluted earnings per common share from continuing operations	$1.45	$.96	$3.52	$2.08
Diluted earnings per common share from discontinued operations	.62	.04	.72	.09
Diluted earnings per common share	$2.07	$1.00	$4.24	$2.17
(a)Excludes stock options considered to be anti-dilutive	13	15	11	16
(b)Excludes warrants considered to be anti-dilutive	22	22	22	22

NOTE 14 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first nine months of 2010 follows. The par value of our preferred stock outstanding at September 30, 2010 totaled $.1 million and is excluded from the table.

Rollforward of Total Equity

	Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	462	$2,354	$7,974	$8,945	$13,144	$(1,962)	$(513)	$2,625	$32,567
Cumulative effect of adopting ASU 2009-17, Consolidations					(92)	(13)			(105)
Balance at January 1, 2010	462	$2,354	$7,974	$8,945	$13,052	$(1,975)	$(513)	$2,625	$32,462
Net income					2,589			(12)	2,577
Other comprehensive income (loss), net of tax
Other-than-temporary impairment losses on debt securities						185			185
Net unrealized securities gains						1,318			1,318
Net unrealized gains on cash flow hedge derivatives						488			488
Pension, other postretirement and postemployment benefit plan adjustments						140			140
Other						(10)			(10)
Comprehensive income								(12)	4,698
Cash dividends declared
Common ($.30 per share)					(151)				(151)
Preferred					(122)				(122)
Redemption of Series N (TARP)
Preferred Stock			(7,579)						(7,579)
Preferred stock discount accretion and redemptions			251		(254)				(3)
Common stock activity (a)	65	326		3,093					3,419
Treasury stock activity	(1)			(55)			(39)		(94)
Other				25				11	36
Balance at September 30, 2010	526	$2,680	$646	$12,008	$15,114	$146	$(552)	$2,624	$32,666
(a)	Includes 63.9 million common shares issuance, the net proceeds of which were used together with other available funds to redeem the Series N (TARP) Preferred Stock, for a $3.4 billion net increase in total equity.

Comprehensive income for the first nine months of 2009 was $3.4 billion.

Change in Accumulated Other Comprehensive Income (Loss)

Nine months ended September 30, 2010 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Decrease in net unrealized losses for securities with OTTI charges	$5	$(2)	$3
Less: OTTI losses realized in net income	(281)	99	(182)
Change in net unrealized losses on OTTI securities	286	(101)	185
Increase in net unrealized gains arising during the period for non-OTTI securities	2,463	(913)	1,550
Less: Net gains realized in net income	358	(126)	232
Change in net unrealized gains on non-OTTI securities	2,105	(787)	1,318
Change in net unrealized securities losses	2,391	(888)	1,503
Change in net unrealized gains on cash flow hedge derivatives:
Increase in net unrealized gains during the period on cash flow hedge derivatives	1,066	(394)	672
Less: Net gains realized in net income	292	(108)	184
Change in net unrealized gains on cash flow hedge derivatives	774	(286)	488
Change in pension, other postretirement and postemployment benefit plan adjustments	222	(82)	140
Change in other, net	(23)	13	(10)
Change in other comprehensive income (loss)	$3,364	$(1,243)	$2,121

Accumulated Other Comprehensive Income (Loss) Components

	September 30, 2010		December 31, 2009
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains/(losses)	$878	$545	$(1,207)	$(760)
OTTI losses on debt securities	(1,010)	(631)	(1,296)	(816)
Net unrealized gains on cash flow hedge derivatives	1,037	654	263	166
Pension, other postretirement and postemployment benefit plan adjustments	(636)	(402)	(858)	(542)
Other, net	(50)	(20)	(27)	(10)
Accumulated other comprehensive income (loss)	$219	$146	$(3,125)	$(1,962)

Repurchase of Outstanding TARP Preferred Stock and Sale by US Treasury of TARP Warrant

Note 19 Equity in our 2009 Form 10-K describes our December 31, 2008 issuance of 75,792 shares of our Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock), related issuance discount and issuance of the warrant to purchase common shares to the US Treasury under the TARP Capital Purchase Program.

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

NOTE 15 INCOME TAXES

The net operating loss carryforwards and tax credit carryforwards at September 30, 2010 and December 31, 2009 follow:

Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	September 30, 2010	December 31, 2009
Net Operating Loss Carryforwards:
Federal		$1,200
State	$1,630	2,000
Valuation allowance – State	31	31
Tax Credit Carryforwards:
Federal		$254
State	$4	4

The federal net operating loss and tax credit carryforwards from December 31, 2009 were all utilized as of September 30, 2010.

The state net operating loss carryforwards will expire from 2010 to 2031. We have established a valuation allowance of $31 million relating to the state net operating losses at both September 30, 2010 and December 31, 2009.

The state tax credit carryforwards will expire from 2012 to 2031. We have established that no valuation allowance relating to the state tax credits is necessary based upon all available positive and negative evidence including PNC’s forecast of future taxable income.

PNC’s consolidated federal income tax returns through 2006 have been audited by the IRS and we have resolved all matters through the IRS Appeals Division. The IRS began its examination of PNC’s 2007 and 2008 consolidated federal income tax returns during the third quarter of 2010.

The consolidated federal income tax returns of National City through 2007 have been audited by the IRS. Included in the 2003-2004 examination and the 2005-2007 examination were certain adjustments which are under review by the IRS Appeals Division. We do not anticipate any significant adverse impact to net income. The IRS began its examination of National City’s 2008 consolidated federal income tax return during the third quarter of 2010. Also, in July 2010, we received a favorable IRS letter ruling that resolved a prior tax position and resulted in a tax benefit of $89 million.

We had unrecognized tax benefits of $246 million at September 30, 2010 and $227 million at December 31, 2009. At September 30, 2010, the amount of unrecognized tax benefits that if recognized would impact the effective tax rate was $120 million.

It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for uncertain tax positions could decrease by $16 million within the next twelve months.

NOTE 16 SUMMARIZED FINANCIAL INFORMATION OF BLACKROCK

Summarized Consolidated Financial Information of BlackRock

In millions	Nine months ended September 30
	2010	2009
Total revenue	$6,119	$3,156
Total expenses	4,061	2,267
Operating income	2,058	889
Non-operating income (expense)	5	(24)
Income before income taxes	2,063	865
Income tax expense	662	225
Net income	1,401	640
Less: net income (loss) attributable to non-controlling interests	(5)	21
Net income attributable to BlackRock	$1,406	$619

In millions	Three months ended September 30
	2010	2009
Total revenue	$2,092	$1,140
Total expenses	1,385	783
Operating income	707	357
Non-operating income	78	78
Income before income taxes	785	435
Income tax expense	201	101
Net income	584	334
Less: net income attributable to non-controlling interests	33	17
Net income attributable to BlackRock	$551	$317

NOTE 17 LEGAL PROCEEDINGS

The disclosure below updates the description of legal proceedings in Note 24 Legal Proceedings in Part II, Item 8 of our 2009 Annual Report on Form 10-K and in Note 17 Legal Proceedings in Part I, Item 1 of our first and second quarter 2010 Quarterly Reports on Form 10-Q (the “Prior Filings”).

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

In our experience, legal proceedings are inherently unpredictable, and in many legal proceedings various factors exacerbate this inherent unpredictability, including where the damages sought are unsubstantiated or indeterminate, it is unclear whether a case brought as a class action will be allowed to proceed on that basis (and, if proceeding as a class action, how the class will be defined), discovery is not complete, the proceeding is not yet in its final stages, the matters present legal uncertainties, there are significant facts in dispute, there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants), or there is a wide range of potential results.

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

ERISA Cases. The settlement reached by the parties in February 2010 remains subject to, among other things, final court approval. The court has scheduled a final settlement approval hearing for November 2010. The amount of the settlement is immaterial and has been accrued.

Securities and State Law Fiduciary Cases.

•

In the lawsuit filed in August 2008 in the Palm Beach County, Florida, Circuit Court against National City and certain officers and directors of National City, the settlement reached by the parties in March 2010 remains subject to, among other things, final court approval. The court has scheduled a final settlement approval hearing for December 2010. The amount of the settlement is immaterial and has been accrued.

•

In the lawsuit filed in December 2008 in the United States District Court for the Northern District of Ohio against National City and some of its officers and directors, the settlement reached by the parties in July 2010 remains subject to, among other things, final court approval. The court has scheduled a final settlement approval hearing for November 2010. The amount of the settlement is immaterial and has been accrued.

Mortgage-Related Litigation

In October 2010, the Federal Home Loan Bank of Chicago brought a lawsuit in the Circuit Court of Cook County, Illinois, against numerous financial companies, including The PNC Financial Services Group, Inc., as successor in interest to National City Corporation, and PNC Investments LLC, as successor in interest to National City Investments, Inc. The complaint alleges that the defendants have liability to the Federal Home Loan Bank of Chicago in a variety of capacities (in the case of the National City entities, as underwriters) under Illinois state securities law and common law in connection with the alleged purchase of private-label mortgage-backed securities by the Federal Home Loan Bank of Chicago. According to the complaint, the Federal Home Loan Bank of Chicago purchased approximately $3.3 billion in mortgage-backed securities in total in transactions addressed by the complaint, approximately $345 million of which was allegedly in transactions involving the National City entities. The complaint alleges misrepresentations and omissions in connection with the sales of the mortgage-backed securities in question. The Federal Home Loan Bank seeks rescission, unspecified compensatory damages, interest, attorneys’ fees, costs, and any other relief deemed proper by the court.

Adelphia

In September 2010, the parties in the lawsuit being prosecuted by the Adelphia Recovery Trust reached a tentative settlement. The settlement is subject, among other things, to final documentation and court approval. Our share of the settlement is immaterial and has been accrued.

CBNV Mortgage Litigation

In September 2010, the United States Court of Appeals for the Third Circuit vacated the district court’s class certification decision and approval of the class settlement in the class action lawsuit in which the plaintiffs and class members have second mortgages that were assigned to Residential Finance

Corporation (“RFC”) and remanded the case to the district court for further proceedings. The plaintiffs in this litigation allege an illegal home equity lending scheme involving CBNV, another bank and RFC. Plaintiffs allege violations of the Real Estate Settlement Procedures Act (“RESPA”), the Racketeer Influenced and Corrupt Organizations Act, and certain state laws.

In connection with their appeal, the objecting class members asserted that CBNV’s annual percentage rate disclosures violated the Truth in Lending Act (“TILA”) and the Home Ownership and Equity Protection Act (“HOEPA”), that those claims are very valuable, and that the settling plaintiffs should have asserted those claims. The settling plaintiffs advanced a number of reasons why they did not assert TILA/HOEPA claims. The court of appeals decision focused on the district court’s finding that such claims were time-barred and for that reason not viable.

The court of appeals remanded the case to the United States District Court for the Western District of Pennsylvania for consideration of certain aspects of its decision certifying the settlement class and approving the settlement. The court of appeals instructed the district court to consider (a) whether a sub-class should be created for class members whose transactions occurred within one year (the limitations period for RESPA and TILA/HOEPA claims) of the date of filing of the earliest complaint in these actions, (b) whether class counsel is adequate in light of counsel’s justifications for not bringing TILA/HOEPA claims, and (c) whether a sub-class of North Carolina borrowers should be created.

In the proceedings in the General Court of Justice, Superior Court Division, for Wake County, North Carolina and the North Carolina Court of Appeals, in September 2010, one of the plaintiffs filed papers seeking permission to proceed with certification proceedings for a class of North Carolina borrowers, noting that the injunction against such class proceedings contained in the order of the Pennsylvania federal district court’s order approving the settlement will expire when the decision of the federal court of appeals becomes final.

The remand to the federal district court for consideration of the issues described above increases the unpredictability of our exposure in our CBNV mortgage cases.

Overdraft Litigation

In August 2010, the Judicial Panel on Multidistrict Litigation denied the motion to transfer to the United States District Court for the Southern District of Florida (the “MDL Court”) the lawsuit pending against National City Bank in the United States District Court for the District of Columbia. The plaintiffs have filed a motion with the District of Columbia court for preliminary approval of the parties’ settlement. A member of the proposed settlement class, who is the named plaintiff in another lawsuit filed in the MDL Court, has filed objections to approval of this settlement. If preliminary approval is granted, the settlement of the lawsuit pending in the District of Columbia would be subject to, among other things, notice to the proposed class and final court approval. The amount of the settlement is immaterial and has been accrued.

Regulatory and Governmental Inquiries

Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in the mortgage lending and servicing industries. PNC has received inquiries from governmental, legislative and regulatory authorities on this topic and is cooperating with these inquiries. These inquiries may lead to administrative, civil or criminal proceedings, possibly resulting in remedies including fines, penalties, restitution, or alterations in our business practices. At this time, as a result of the number and range of authorities conducting the investigations and inquiries, as well as the nature of these types of investigations and inquiries, among other factors, PNC cannot predict the cost to or effect on PNC from potential governmental, legislative or regulatory actions arising out of these investigations and inquiries.

NOTE 18 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at September 30, 2010 included private equity investments of $370 million and other investments of $21 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit and internal credit ratings were as follows:

Net Outstanding Standby Letters of Credit

Dollars in billions	September 30 2010	December 31 2009
Net outstanding standby letters of credit	$9.9	$10.0
Internal credit ratings (as percentage of portfolio):
Pass (a)	90%	86%
Below pass (b)	10%	14%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on September 30, 2010 had terms ranging from less than 1 year to 9 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $12.7 billion at September 30, 2010, of which $6.3 billion support remarketing programs.

As of September 30, 2010, assets of $2.1 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $2.8 billion were also available for this purpose as of September 30, 2010. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $233 million at September 30, 2010.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At September 30, 2010, the aggregate of our commitments under these facilities was $328 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At September 30, 2010 our total commitments under these facilities were $145 million.

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit which were insignificant at September 30, 2010.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first nine months of 2010. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the sale of GIS, PNC agreed to continue to act for the benefit of GIS as securities lending agent for certain of GIS’s clients. In such role, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At September 30, 2010, the total maximum potential exposure as a result of these indemnity obligations was $6.6 billion, although the collateral at the time exceeded that amount. In addition, the purchaser of GIS, The Bank of New York Mellon Corporation, has entered into an agreement to indemnify PNC with respect to such exposure on the terms set forth in such indemnification agreement.

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

In September 2010, Visa announced their intention to fund their litigation escrow account by $800 million. This announcement did not have an impact on our Visa indemnification liability as of September 30, 2010. This funding occurred in October 2010. As a result, we expect to recognize an additional $76 million reduction of the indemnification liability.

Our Visa indemnification liability included on our Consolidated Balance Sheet at September 30, 2010 totaled $146 million as a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements which is considered appropriate at this time in consideration of the Visa announcement. Any ultimate exposure to the specified Visa litigation may be different than this amount.

RECOURSE AGREEMENTS

We are authorized to originate, underwrite, close to fund and service commercial mortgage loans and then sell them to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to one-third of the risk of loss on unpaid principal balances through a loss share arrangement. At September 30, 2010, the potential exposure to loss was $4.0 billion. Accordingly, we maintain a reserve for such potential losses. At September 30, 2010, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.4 billion. The reserves for losses under these programs, totaled $30 million as of September 30, 2010 and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. The serviced loans are not included on our Consolidated Balance Sheet.

We sell residential mortgage loans pursuant to agreements which require us to make certain representations and warranties to investors for defects that may have occurred during the origination of the sold loans. Key aspects of such representations and warranties cover the loan’s compliance with any applicable loan criteria established by the investor, including underwriting standards; delivery of all required loan documents to the investor or its designated party; and the ownership of the loan and validity of the lien securing the loan. As a result of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans in which investors believe a breach in an origination representation and warrant has occurred. We respond to these requests within 30 to 60 days. During 2009 and the first nine months of 2010 the frequency of indemnification and repurchase requests increased in relation to prior years. This increase was primarily driven by higher sold loan delinquencies, resulting from deterioration in the overall economic conditions and trends, particularly those impacting the residential housing sector.

We have established reserves pursuant to these recourse agreements based on claims made and our estimate of expected future claims on a loan by loan basis which relate primarily to loans originated in years 2006-2008. Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need for reserves pursuant to the associated recourse agreements. Because the amount of future claims made could exceed our estimate or the extent of risk could be greater than that which we assumed in establishing our reserve, potential exists for additional loss above our established recourse reserves. Additionally, because the ultimate amount of claims made is based on the behavior of each counterparty to the original loan sale, as well as our ability to negotiate a mutually satisfactory resolution, we are unable to estimate the amount of loss that could occur in excess of our established reserves.

Additionally, prior to the acquisition, National City also sold home equity loans/lines of credit under agreements with similar contractual loan representation and warranties. We have established a reserve of approximately 2% on a portfolio of $6 billion covered by the representation and warranties agreement. These activities were part of a brokered home equity business that PNC is no longer engaged in.

Upon completion of its own investigation as to the validity of the claim, PNC will repurchase or provide indemnification on such loans where appropriate. This may take the form of an outright repurchase of the loan or a settlement payment to the investor. If the loan is repurchased it is properly considered in our nonperforming loan disclosures and statistics.

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

At September 30, 2010, the total liability for estimated losses on such repurchase and indemnification claims, including reserves related to the DUS programs described above, was $290 million, which is reported in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during the first nine months of 2010 follows:

Analysis of Estimated Losses on Repurchase and Indemnification Claims

In millions	Residential Mortgage Banking	Distressed Assets Portfolio (a)	Other (b)	Total
January 1, 2010	$229	$44	$73	$346
Reserve adjustments, net	103	71	(17)	157
Losses – loan repurchases and settlements	(177)	(12)		(189)
Loan sales			(24)	(24)
September 30, 2010	$155	$103	$32	$290
(a)	Consists of reserves for repurchases and indemnifications for home equity loans/lines of credit sold from 2005 to 2007.
(b)	Consists primarily of reserves for DUS and similar programs described above.

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

Reserves recognized for probable losses on these policies and the aggregate maximum exposure up to the specified limits for all reinsurance contracts were as follows:

Reinsurance Agreements

In millions except as noted	September 30, 2010
Reserves for probable losses	$178
Maximum exposure (billions)	$4.3

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

Total business segment financial results differ from consolidated income from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS, including the related after-tax gain on sale in the third quarter of 2010, that are reflected in discontinued operations. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

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

BlackRock is the largest publicly traded investment management firm in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, multi-asset class, alternative and cash management separate accounts and funds, including iShares®, the global product leader in exchange traded funds. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services globally to a broad base of clients. At September 30, 2010, our share of BlackRock’s earnings was 23%.

Distressed Assets Portfolio includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. These loans require special servicing and management oversight given current market conditions. The majority of these loans are from acquisitions, primarily National City.

Results Of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2010
Income Statement
Net interest income	$858	$818	$67	$53		$279	$140	$2,215
Noninterest income	497	237	150	232	$128	(35)	174	1,383
Total revenue	1,355	1,055	217	285	128	244	314	3,598
Provision for (recoveries of) credit losses	327	(48)	(12)	21		176	22	486
Depreciation and amortization	47	33	10	1			67	158
Other noninterest expense	991	413	150	118		46	282	2,000
Income (loss) from continuing operations before income taxes	(10)	657	69	145	128	22	(57)	954
Income taxes (benefit)	(3)	230	25	47	29	5	(154)	179
Income (loss) from continuing operations before noncontrolling interests	$(7)	$427	$44	$98	$99	$17	$97	$775
Inter-segment revenue			$3	$4	$6	$(3)	$(10)
Average Assets (a)	$66,594	$76,852	$6,972	$9,164	$6,275	$16,745	$81,977	$264,579
2009
Income Statement
Net interest income	$865	$907	$70	$83		$235	$64	$2,224
Noninterest income	569	401	155	209	$98	19	178	1,629
Total revenue	1,434	1,308	225	292	98	254	242	3,853
Provision for credit losses	313	384	9	4		168	36	914
Depreciation and amortization	66	35	10	1			78	190
Other noninterest expense	974	424	152	140		62	272	2,024
Income (loss) from continuing operations before income taxes	81	465	54	147	98	24	(144)	725
Income taxes (benefit)	31	156	19	56	24	10	(111)	185
Income (loss) from continuing operations before noncontrolling interests	$50	$309	$35	$91	$74	$14	$(33)	$540
Inter-segment revenue	$(2)	$3	$5	$1	$4	$(4)	$(7)
Average Assets (a)	$65,053	$81,245	$7,260	$9,039	$4,599	$22,317	$84,535	$274,048

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2010
Income Statement
Net interest income	$2,607	$2,597	$197	$206		$964	$458	$7,029
Noninterest income	1,493	904	468	568	$326	(37)	522	4,244
Total revenue	4,100	3,501	665	774	326	927	980	11,273
Provision for (recoveries of) credit losses	946	285	11	(3)		745	76	2,060
Depreciation and amortization	169	105	31	3			207	515
Other noninterest expense	2,838	1,207	446	346		169	752	5,758
Income (loss) from continuing operations before income taxes	147	1,904	177	428	326	13	(55)	2,940
Income taxes (benefit)	50	674	65	156	73	5	(287)	736
Income from continuing operations before noncontrolling interests	$97	$1,230	$112	$272	$253	$8	$232	$2,204
Inter-segment revenue		$20	$9	$9	$17	$(10)	$(45)
Average Assets (a)	$67,380	$77,764	$7,043	$8,903	$6,275	$18,246	$79,744	$265,355
2009
Income Statement
Net interest income (expense)	$2,688	$2,802	$241	$261		$861	$(116)	$6,737
Noninterest income	1,653	1,065	460	891	$191	71	274	4,605
Total revenue	4,341	3,867	701	1,152	191	932	158	11,342
Provision for credit losses	921	1,320	72	3		457	108	2,881
Depreciation and amortization	201	106	31	4			241	583
Other noninterest expense	2,957	1,250	468	486		197	923	6,281
Income (loss) from continuing operations before income taxes	262	1,191	130	659	191	278	(1,114)	1,597
Income taxes (benefit)	101	416	48	249	40	106	(618)	342
Income (loss) from continuing operations before noncontrolling interests	$161	$775	$82	$410	$151	$172	$(496)	$1,255
Inter-segment revenue	$(3)	$8	$14	$4	$12	$(13)	$(22)
Average Assets (a)	$65,281	$86,391	$7,367	$8,289	$4,599	$23,627	$83,006	$278,560
(a)	Period-end balances for BlackRock.

STATISTICAL INFORMATION (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	Nine months ended September 30
	2010			2009
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$21,745	$653	4.00%	$21,628	$791	4.87%
Non-agency	9,491	424	5.96	12,399	621	6.67
Commercial mortgage-backed	3,798	152	5.31	4,645	196	5.63
Asset-backed	2,043	64	4.20	1,975	118	7.99
US Treasury and government agencies	7,987	173	2.88	3,829	87	3.01
State and municipal	1,348	57	5.65	1,356	55	5.41
Other debt	2,502	55	2.92	1,118	30	3.58
Corporate stocks and other	458		.12	410	2	.79
Total securities available for sale	49,372	1,578	4.26	47,360	1,900	5.35
Securities held to maturity
Commercial mortgage-backed	3,509	151	5.72	1,985	93	6.24
Asset-backed	3,598	70	2.61	1,827	66	4.82
Other	63	5	11.57	41	2	6.20
Total securities held to maturity	7,170	226	4.21	3,853	161	5.56
Total investment securities	56,542	1,804	4.25	51,213	2,061	5.36
Loans
Commercial	54,431	2,138	5.18	63,054	2,433	5.09
Commercial real estate	21,068	801	5.01	25,173	1,013	5.31
Equipment lease financing	6,243	242	5.17	6,213	221	4.74
Consumer	55,107	2,174	5.27	52,185	2,066	5.29
Residential mortgage	18,237	998	7.30	21,529	1,054	6.53
Total loans	155,086	6,353	5.44	168,154	6,787	5.36
Loans held for sale	2,716	208	10.22	4,322	196	6.05
Federal funds sold and resale agreements	1,821	28	2.04	1,921	32	2.23
Other	8,906	144	2.15	15,400	120	1.03
Total interest-earning assets/interest income	225,071	8,537	5.04	241,010	9,196	5.07
Noninterest-earning assets:
Allowance for loan and lease losses	(5,180)			(4,248)
Cash and due from banks	3,587			3,645
Other	41,877			38,153
Total assets	$265,355			$278,560
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$58,206	206	.47	$54,999	457	1.11
Demand	24,903	27	.14	23,225	54	.31
Savings	6,932	10	.19	6,534	11	.22
Retail certificates of deposit	44,190	492	1.49	56,249	825	1.96
Other time	885	19	2.84	6,228	53	1.13
Time deposits in foreign offices	2,781	4	.22	3,510	7	.25
Total interest-bearing deposits	137,897	758	.73	150,745	1,407	1.25
Borrowed funds
Federal funds purchased and repurchase agreements	4,227	10	.32	4,571	13	.38
Federal Home Loan Bank borrowings	8,612	56	.86	15,288	179	1.55
Bank notes and senior debt	12,694	225	2.33	13,202	352	3.52
Subordinated debt	9,700	367	5.04	10,297	460	5.96
Other	5,604	36	.86	2,310	29	1.66
Total borrowed funds	40,837	694	2.25	45,668	1,033	3.00
Total interest-bearing liabilities/interest expense	178,734	1,452	1.08	196,413	2,440	1.65
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	44,092			40,436
Allowance for unfunded loan commitments and letters of credit	255			330
Accrued expenses and other liabilities	11,186			11,782
Equity	31,088			29,599
Total liabilities and equity	$265,355			$278,560
Interest rate spread			3.96			3.42
Impact of noninterest-bearing sources			.22			.30
Net interest income/margin		$7,085	4.18%		$6,756	3.72%

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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2010			Second Quarter 2010			Third Quarter 2009
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$22,916	$229	4.00%	$20,382	$196	3.83%	$20,838	$248	4.75%
8,917	134	6.04	9,358	140	5.97	11,553	191	6.60
3,100	42	5.34	2,962	39	5.29	5,052	68	5.40
2,436	21	3.51	1,695	21	4.96	1,911	47	10.04
7,758	52	2.67	8,708	61	2.81	6,026	47	3.06
1,323	17	5.19	1,356	19	5.50	1,367	18	5.16
3,092	21	2.64	2,526	18	2.94	1,647	14	3.40
472		.12	446		.13	388		.41
50,014	516	4.13	47,433	494	4.16	48,782	633	5.19

4,130	60	5.81	4,264	60	5.62	1,987	30	6.02
3,435	21	2.45	3,697	24	2.61	2,197	25	4.63
9		7.87	21		9.29	102	2	6.21
7,574	81	4.29	7,982	84	4.23	4,286	57	5.31
57,588	597	4.15	55,415	578	4.17	53,068	690	5.20

53,502	713	5.21	54,349	729	5.30	58,457	771	5.17
19,847	223	4.40	20,963	269	5.08	24,491	311	4.96
6,514	86	5.27	6,080	77	5.13	6,045	65	4.27
55,036	708	5.11	54,939	736	5.37	52,066	656	5.00
16,766	281	6.70	18,576	359	7.73	20,847	297	5.70
151,665	2,011	5.24	154,907	2,170	5.58	161,906	2,100	5.12
3,021	55	7.22	2,646	87	13.15	3,696	69	7.34
1,602	9	2.26	2,193	10	1.73	2,417	10	1.74
9,801	51	2.04	9,419	46	1.93	14,607	35	.95
223,677	2,723	4.82	224,580	2,891	5.13	235,694	2,904	4.88

(5,290)			(5,113)			(4,264)
3,436			3,595			3,547
42,756			41,304			39,071
$264,579			$264,366			$274,048

$58,016	62	.42	$58,679	68	.46	$56,662	111	.77
25,078	7	.11	24,953	9	.14	23,874	14	.24
7,092	3	.18	7,075	4	.19	6,652	3	.18
41,724	155	1.47	43,745	156	1.44	53,468	245	1.81
740	5	2.54	881	6	2.90	2,841	11	1.63
2,650	1	.23	2,661	1	.21	3,356	3	.27
135,300	233	.68	137,994	244	.71	146,853	387	1.04

4,179	3	.29	4,159	3	.29	4,422	3	.33
7,680	20	1.04	8,575	19	.83	12,996	34	1.03
12,799	92	2.81	12,666	49	1.53	12,542	99	3.09
9,569	127	5.27	9,764	110	4.54	10,214	134	5.24
4,886	11	.89	6,005	14	.92	2,806	9	1.25
39,113	253	2.56	41,169	195	1.88	42,980	279	2.57
174,413	486	1.10	179,163	439	.98	189,833	666	1.39

45,306			44,308			41,816
218			251			319
12,687			10,446			11,489
31,955			30,198			30,591
$264,579			$264,366			$274,048
		3.72			4.15			3.49
		.24			.20			.27
	$2,237	3.96%		$2,452	4.35%		$2,238	3.76%

Loan fees for the nine months ended September 30, 2010 and September 30, 2009 were $117 million and $118 million, respectively. Loan fees for the three months ended September 30, 2010, June 30, 2010, and September 30, 2009 were $29 million, $43 million, and $40 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2010 and September 30, 2009 were $59 million and $47 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended September 30, 2010, June 30, 2010, and September 30, 2009 were $22 million, $19 million, and $16 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 17 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

The following risk factor is added to the risk factors previously disclosed in PNC’s 2009 Form 10-K and its Form 10-Q for the quarter ended June 30, 2010, in response to Part II, Item 1A. In general, these risk factors, including the risk factor added below, may present the risk of a material impact on our results of operations or financial condition, in addition to other possible consequences described therein. These risk factors are also discussed further in other parts of our Form 10-K and this Report.

PNC faces increased risk arising out of its mortgage lending and servicing businesses.

Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in the mortgage lending and servicing industries. PNC has received inquiries from governmental, legislative and regulatory authorities on this topic and is cooperating with these inquiries. These inquiries may lead to administrative, civil or criminal proceedings, possibly resulting in remedies including fines, penalties, restitution, or alterations in our business practices.

In addition to governmental or regulatory investigations, PNC, like other companies with residential mortgage origination and servicing operations, faces the risk of class actions, other litigation and claims from the owners of, investors in or purchasers of mortgages originated or serviced by PNC (or securities backed by such mortgages); homeowners involved in foreclosure proceedings; downstream purchasers of homes sold after foreclosure; title insurers; and other potential claimants. At this time PNC cannot predict the cost to or effect upon PNC from governmental, legislative or regulatory actions or private litigation or claims arising out of residential mortgage lending and servicing practices, although such actions, litigation and claims could, individually or in the aggregate, result in significant expense.

PNC commenced a review of its residential mortgage servicing procedures related to foreclosures after learning of the industry-wide servicing issues in late September 2010. After a review of the legal requirements in all fifty states and the District of Columbia, and of its own procedures, practices, information systems, and documentation, PNC has developed enhanced procedures designed to ensure that the documentation accompanying the foreclosures it pursues complies with all relevant law. The review, correction and refiling of foreclosure documentation in the various states could continue for a number of months, depending upon federal, state, local and private judicial and regulatory actions.

PNC expects that its mortgage servicing-related costs will increase. These incremental costs include, but are not limited to, the costs associated with commitment of additional resources to review and enhance PNC’s procedures and to replace foreclosure documentation, as well as associated noninterest expenses for higher servicing and legal costs.

The issues described above may affect the value of our ownership interests, direct or indirect, in property subject to foreclosure. In addition, possible delays in the schedule for processing foreclosures also may result in an increase in nonperforming loans, additional servicing costs and possible demands for contractual fees or penalties under servicing agreements. There is also an increase in the risk of repurchase requests arising out of either the foreclosure process or origination issues. Reputational damage arising out of this industry-wide inquiry could also have an adverse effect upon our existing mortgage business and could reduce future business opportunities.

One or more of the foregoing could adversely affect PNC’s operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the third quarter of 2010 are included in the following table:

In thousands, except per share data

2010 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – July 31	162	$59.08		24,710
Aug 1 – Aug 31	145	$55.21		24,710
Sep 1 – Sep 30	127	$53.47		24,710
Total	434	$56.14
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the third quarter of 2010.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

In addition to the repurchases of PNC common stock during the third quarter of 2010 included in the table above, PNC called its $1.80 Cumulative Convertible Preferred Stock – Series A for redemption in accordance with the terms of that stock effective September 10, 2010 and redeemed 1,777 outstanding shares of that stock at the redemption price of $40.00 per share.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.75	2010 forms of employee performance units agreements

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 9, 2010 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

CORPORATE INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

CORPORATE HEADQUARTERS

The PNC Financial Services Group, Inc.

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

STOCK LISTING The common stock of the PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol PNC.

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

CORPORATE GOVERNANCE AT PNC Information about our Board of Directors and its committees and corporate governance at PNC is available on PNC’s corporate website at www.pnc.com/corporategovernance. Shareholders who would like to request printed copies of PNC’s Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Personnel and Compensation, or Risk Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Chief Governance Counsel and Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

INQUIRIES For financial services call 888-PNC-2265.

Individual shareholders should contact Shareholder Services at 800-982-7652.

Analysts and institutional investors should contact William H. Callihan, Senior Vice President, Director of Investor Relations, at 412-762-8257 or via email at investor.relations@pnc.com.

News media representatives and others seeking general information should contact Fred Solomon, Vice President, Corporate Communications, at 412-762-4550 or via email at corporate.communications@pnc.com.

COMMON STOCK PRICES/DIVIDENDS DECLARED The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared
2010 Quarter
First	$61.80	$50.46	$59.70	$.10
Second	70.45	56.30	56.50	.10
Third	62.99	49.43	51.91	.10
Total				$.30
2009 Quarter
First	$50.42	$16.20	$29.29	$.66
Second	53.22	27.50	38.81	.10
Third	48.78	33.06	48.59	.10
Fourth	57.86	43.37	52.79	.10
Total				$.96

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