Form 10-K
period 2010-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2011-03-01
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

Commission file number 001-09718

THE PNC FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1435979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PNC Plaza

249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code - (412) 762-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $5.00	New York Stock Exchange
Depositary Shares Each Representing 1/4000 Interest in a Share of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L, par value $1.00	New York Stock Exchange
12.000% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities (issued by National City Capital Trust I)	New York Stock Exchange
6.625% Trust Preferred Securities (issued by National City Capital Trust II)	New York Stock Exchange
6.625% Trust Preferred Securities (issued by National City Capital Trust III)	New York Stock Exchange
8.000% Trust Preferred Securities (issued by National City Capital Trust IV)	New York Stock Exchange
6.125% Capital Securities (issued by PNC Capital Trust D)	New York Stock Exchange
7 3/4% Trust Preferred Securities (issued by PNC Capital Trust E)	New York Stock Exchange
Warrants (expiring December 31, 2018) to purchase Common Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2010, determined using the per share closing price on that date on the New York Stock Exchange of $56.50, was approximately $29.6 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 18, 2011: 525,508,324

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2011 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1 – BUSINESS

BUSINESS OVERVIEW Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial services companies in the United States. We have businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Virginia, Missouri, Delaware, Washington, D.C., and Wisconsin. We also provide certain products and services internationally. At December 31, 2010, our consolidated total assets, deposits and total shareholders’ equity were $264.3 billion, $183.4 billion and $30.2 billion, respectively.

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

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash pursuant to a definitive agreement entered into on February 2, 2010. The pretax gain recorded in the third quarter of 2010 related to this sale was $639 million, or $328 million after taxes.

Results of operations of GIS through June 30, 2010 and the related after-tax gain on sale in the third quarter of 2010 are presented as income from discontinued operations, net of income taxes, on our Consolidated Income Statement for the periods presented in this Report. Once we entered into the sales agreement, GIS was no longer a reportable business segment. Further information regarding the GIS sale is included in Note 2 Divestiture in Item 8 of this Report and here by reference.

ACQUISITION OF NATIONAL CITY CORPORATION

On December 31, 2008, we acquired National City Corporation (National City) for approximately $6.1 billion. The total consideration included approximately $5.6 billion of PNC common stock, $150 million of preferred stock, and cash of $379 million paid to warrant holders by National City. Following the closing, PNC received $7.6 billion from the United States Department of the Treasury (US Treasury) under the Emergency Economic Stabilization Act of 2008 (EESA) in exchange for the issuance of preferred stock and a common stock warrant (the TARP Preferred Stock and TARP

Warrant). These proceeds were used to enhance National City Bank’s regulatory capital position to well-capitalized in order to continue serving the credit and deposit needs of existing and new customers. On a consolidated basis, these proceeds resulted in further improvement to our capital and liquidity positions. See Repurchase of Outstanding TARP Preferred Stock and Sale By US Treasury of TARP Warrant below for additional information.

In connection with obtaining regulatory approvals for the acquisition, PNC agreed to divest 61 of National City Bank’s branches in Western Pennsylvania. This divestiture, which included $4.1 billion of deposits and $.8 billion of loans, was completed during the third quarter of 2009.

National City, based in Cleveland, Ohio, was one of the nation’s largest financial services companies. At December 31, 2008, prior to our acquisition, National City had total assets of approximately $153 billion and total deposits of approximately $101 billion. National City Corporation was merged into PNC on the acquisition date, December 31, 2008. National City Bank was merged into PNC Bank, National Association (PNC Bank, N.A.) on November 6, 2009.

Our consolidated financial statements for 2009 and 2010 reflect the impact of National City.

REPURCHASE OF OUTSTANDING TARP PREFERRED STOCK AND SALE BY US TREASURY OF TARP WARRANT

See Note 18 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding our December 31, 2008 issuance of $7.6 billion of Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock or TARP Preferred Stock), related issuance discount, and issuance of the related common stock warrant to the US Treasury (the TARP Warrant) under the US Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.

As approved by the Federal Reserve Board, US Treasury and our other banking regulators, on February 10, 2010, we redeemed all 75,792 shares of our Series N Preferred Stock held by the US Treasury. We used the net proceeds from the common stock offering described in Note 18, senior notes offerings and other funds to redeem the Series N Preferred Stock. We did not exercise our right to seek to repurchase the related warrant at the time we redeemed the Series N Preferred Stock.

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

The warrant issued to the US Treasury in connection with the Series N Preferred Stock described above would have enabled the US Treasury to purchase up to approximately 16.9 million shares of PNC common stock at an exercise price of $67.33 per share. After exchanging its TARP Warrant for 16,885,192 warrants, each to purchase one share of PNC common stock, the US Treasury sold the warrants in a secondary public offering. The sale closed on May 5, 2010. These warrants expire December 31, 2018.

REVIEW OF BUSINESS SEGMENTS In addition to the following information relating to our lines of business, we incorporate information under the captions Business Segment Highlights, Product Revenue, and Business Segments Review in Item 7 of this Report here by reference. Also, we include financial and other information by business in Note 25 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented. Business segment results for periods prior to 2010 have been reclassified to reflect current methodologies and current business and management structure and to present those periods on the same basis. Business segment information for 2008 does not include the impact of National City, which we acquired on December 31, 2008.

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

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, our multi-seller conduit, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services offered nationally and internationally.

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

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include financial planning, customized investment management, private banking, tailored credit solutions and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody, and retirement planning services. The institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments located primarily in our geographic footprint.

Asset Management Group is focused on being one of the premier bank-held wealth and institutional asset managers in each of the markets it serves. The business seeks to deliver high quality advice and investment management to our high net worth, ultra high net worth and institutional client sectors through a broad array of products and services. Asset Management Group’s primary goals are to service its clients, grow its business and deliver solid financial performance with prudent risk and expense management.

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint, and also originates loans through majority and minority owned affiliates. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third party standards, and sold, servicing retained, to secondary mortgage market conduits Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal Home Loan Banks and third-party investors, or are securitized and issued under the Government National Mortgage Association (GNMA) program, as described in more detail in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in Item 8 of this Report and included here by reference. The mortgage servicing operation performs all functions related to servicing mortgage loans—primarily those in first lien position—for various investors and for loans owned by PNC. Certain loans originated through majority or minority owned affiliates are sold to others.

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

We hold an equity investment in BlackRock. Our investment in BlackRock is a key component of our diversified revenue strategy. The ability of BlackRock to grow assets under management is the key driver of increases in its revenue, earnings and, ultimately, shareholder value. BlackRock’s strategies for growth in assets under management include a focus on achieving client investment performance objectives in a manner consistent with their risk preferences and delivering excellent client service. The business dedicates significant resources to attracting and retaining talented professionals and to the ongoing enhancement of its investment technology and operating capabilities to deliver on this strategy.

Distressed Assets Portfolio includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. These loans require special servicing and management oversight given current market conditions. We obtained the majority of these loans through acquisitions of other companies.

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

SUBSIDIARIES Our corporate legal structure at December 31, 2010 consisted of one domestic subsidiary bank, including its subsidiaries, and approximately 120 active non-bank subsidiaries. Our bank subsidiary is PNC Bank, National Association (PNC Bank, N.A.), headquartered in Pittsburgh, Pennsylvania. For additional information on our subsidiaries, see Exhibit 21 to this Report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	189
Analysis Of Year-To-Year Changes In Net Interest Income	188
Book Values Of Securities	37-40 and 127-132
Maturities And Weighted-Average Yield Of Securities	132
Loan Types	34-36, 117-118 and 190
Selected Loan Maturities And Interest Sensitivity	192
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	69-75, 106-107, 119 and 190
Potential Problem Loans And Loans Held For Sale	41 and 69-76
Summary Of Loan Loss Experience	75-76, 118-126 and 191
Assignment Of Allowance For Loan And Lease Losses	75-76 and 191
Average Amount And Average Rate Paid On Deposits	189
Time Deposits Of $100,000 Or More	146 and 192
Selected Consolidated Financial Data	23-24
Short-term borrowings – not included as average balances during 2010, 2009 and 2008 were less than 30% of total shareholders’ equity at the end of each period.

SUPERVISION AND REGULATION

OVERVIEW

PNC is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHC Act) and a financial holding company under the Gramm-Leach-Bliley Act (GLB Act).

We are subject to numerous governmental regulations, some of which are highlighted below. You should also read Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, included here by reference, for additional information regarding our regulatory matters. Applicable laws and regulations restrict our permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, among other things. They also restrict our ability to repurchase stock or to receive dividends from bank subsidiaries and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

In addition, we are subject to comprehensive examination and supervision by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC), which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The results of examination activity by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

We are also subject to regulation by the Securities and Exchange Commission (SEC) by virtue of our status as a public company and due to the nature of some of our businesses.

As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the operation and growth of our businesses. The Federal Reserve, OCC, SEC, and other domestic and foreign regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets and deposits, or reconfigure existing operations.

We anticipate new legislative and regulatory initiatives over the next several years, focused specifically on banking and other financial services in which we are engaged. These initiatives would be in addition to the actions already taken by Congress and the regulators, including EESA, the American Recovery and Reinvestment Act of 2009 (Recovery Act), the Credit Card Accountability Responsibility and Disclosure Act of 2009 (Credit CARD Act), the Secure and Fair Enforcement for Mortgage Licensing Act (the SAFE Act), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), as well as changes to the regulations implementing the Real Estate Settlement Procedures Act, the Federal Truth in Lending Act, and the Electronic Fund Transfer Act, including the new rules set forth in Regulation E related to overdraft charges.

Dodd-Frank, which was signed into law on July 21, 2010, comprehensively reforms the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous rules and regulations. Because the federal agencies are granted broad discretion in drafting these rules and regulations, many of the details and much of the impact of Dodd-Frank may not be known for many months or years. Among other things, Dodd- Frank provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 regulatory capital; requires that deposit insurance assessments be calculated based on an insured depository institution’s assets rather than its insured deposits and raises the minimum Designated Reserve Ratio (the balance in the Deposit Insurance Fund divided by estimated insured deposits) to 1.35%; places restrictions on a financial institution’s derivatives activities; limits proprietary trading and owning or sponsoring hedge funds and private equity funds; places limitations on the interchange fees we can charge for debit card transactions; and establishes new minimum mortgage underwriting standards for residential mortgages.

Dodd-Frank also establishes, as an independent agency that is organized as a bureau within the Federal Reserve, the Bureau of Consumer Financial Protection (CFPB). Starting July 21, 2011, the CFPB will have the authority to prescribe rules governing the provision of consumer financial products and services, and it is expected that the CFPB will issue new regulations, and amend existing regulations, regarding consumer protection practices. Also on that date, the authority of the OCC to examine PNC Bank, N.A. for compliance with consumer protection laws, and to enforce such laws, will transfer to CFPB.

Additionally, new provisions concerning the applicability of state consumer protection laws will become effective on July 21, 2011. Questions may arise as to whether certain state consumer financial laws may be preempted after this date. We expect to experience an increase in regulation of our retail banking business and additional compliance obligations, revenue impacts, and costs.

Legislative and regulatory developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. The more detailed description of the significant regulations to which we are subject that follows is based on the current regulatory environment and is subject to potentially material change. See also the additional information included in Item 1A of this Report under the risk factor discussing the impact of financial regulatory reform initiatives, including Dodd-Frank and regulations promulgated to implement it, on the regulatory environment for the financial services industry.

On November 17, 2010, the Federal Reserve announced that, together with the primary federal bank regulators, it would undertake a supervisory assessment of the capital adequacy of the 19 bank holding companies (BHCs) that participate in the Supervisory Capital Assessment Program (SCAP). This capital adequacy assessment will be based on a review of a comprehensive capital plan submitted by each SCAP BHC to the Federal Reserve and its primary federal bank regulator. Pursuant to this review, PNC filed its capital plan with the Federal Reserve on January 7, 2011.

The Federal Reserve will evaluate PNC’s capital plan based on PNC’s risk profile and the strength of PNC’s internal capital assessment process under the regulatory capital standards currently applicable and in accordance with PNC’s plans to address proposed revisions to the regulatory capital framework developed by the Basel Committee on Banking Supervision (Basel III) and as set forth in relevant provisions of Dodd-Frank. The Federal Reserve’s evaluation will take into consideration any capital distribution plans, such as plans to increase common stock dividends or to reinstate or increase common stock repurchase programs. In accordance with the Federal Reserve announcement of the SCAP evaluation, PNC expects to receive its results from the Federal Reserve by the end of the first quarter 2011. Further, while the Basel III capital framework has yet to be finalized by the Federal banking agencies, and is therefore subject to further change, management believes that, based on its current interpretation of the new framework, PNC will be Basel III compliant, on a fully phased-in basis, during the first half of 2012.

At least in part driven by the current economic and financial situation, there is an increased focus on fair lending and other issues related to the mortgage industry. Ongoing mortgage-related regulatory reforms include measures aimed at reducing mortgage foreclosures.

Among other areas that have been receiving a high level of regulatory focus over the last several years have been compliance with anti-money laundering rules and regulations and the protection of confidential customer information.

Additional legislation, changes in rules promulgated by the Federal Reserve, the OCC, the FDIC, the CFPB, the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of our businesses. The profitability of our businesses could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to us. To a substantial extent, the purpose of the regulation and supervision of financial services institutions and their holding companies is not to protect our shareholders and our non-customer creditors, but rather to protect our customers and the financial markets in general.

BANK REGULATION

As a bank holding company and a financial holding company, we are subject to supervision and regular inspection by the Federal Reserve. PNC Bank, N.A. and its subsidiaries are subject to supervision and examination by applicable federal banking agencies, principally the OCC. As a result of Dodd-Frank, subsidiaries of PNC Bank, N.A. will be subject to state law and regulation to the same extent as if they were not subsidiaries of a national bank, such as PNC Bank, N.A. Additionally, based on Dodd-Frank, state authorities may assert that certain state consumer financial laws that provide different requirements or limitations than Federal law may apply to national banks, including PNC Bank, N.A. Such state laws may be preempted if they meet certain standards set forth in Dodd-Frank.

Dodd-Frank established the 10-member inter-agency Financial Stability Oversight Council (FSOC), which is charged with identifying systemic risks and strengthening the regulation of financial holding companies and certain non-bank companies deemed to be “systemically important” and could, in extraordinary cases, break up financial firms that are deemed to be “too big to fail.” It also requires the Federal Reserve Board to establish prudential standards for bank holding companies with total consolidated assets equal to or greater than $50 billion that are more stringent than the standards and requirements applicable to bank holding companies with assets below this threshold and that increase in stringency for bank holding companies that present heightened risk to the financial system, such as the extent of leverage and off-balance sheet exposures. These heightened prudential standards may include risk-based capital requirements, leverage limits, liquidity requirements, overall risk management requirements, resolution plan and credit exposure requirements, and concentration limits. The FSOC also makes recommendations to the Federal Reserve Board concerning the establishment and refinement of these prudential standards and reporting and disclosure requirements. These heightened standards will apply to PNC since we have more than $50 billion in assets. The Federal Reserve Board has not yet proposed or issued these standards, so we cannot predict what the standards will be at this time.

Because of PNC’s voting ownership interest in BlackRock, BlackRock is subject to the supervision and regulation of the Federal Reserve.

Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank, N.A. PNC Bank, N.A. is subject to various federal restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent. PNC Bank, N.A. is also subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. Further information on bank level liquidity and parent company liquidity and on certain contractual restrictions is also available in “Liquidity Risk Management” in the Risk Management section and “PNC Capital Trust E Trust Preferred Securities” and “Acquired Entity Trust Preferred Securities” in the Off-Balance Sheet Arrangements and VIEs section of Item 7 of this Report, and in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength to its subsidiary bank and to commit resources to support such bank. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Further, in the November 17, 2010 announcement of its supervisory assessment of the capital adequacy of the bank holding companies that participated in the Supervisory Capital Assessment Program, discussed above, the Federal Reserve stated that it expects plans submitted in 2011 will reflect conservative dividend payout ratios and net share repurchase programs, and that requests that imply dividend payout ratios above 30% of net income will receive particularly close scrutiny. The Federal Reserve stated that it further expects that plans will allow for significant accretion of capital after taking into consideration all proposed capital actions.

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

As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are generally allowed to conduct new financial activities or acquire non-bank financial companies with after-the-fact notice to the Federal Reserve. In addition, our non-bank subsidiaries (and any financial subsidiaries of subsidiary banks) are now permitted to engage in certain activities that were not permitted for banks and bank holding companies prior to enactment of the GLB Act, and to engage on less restrictive terms in certain activities that were previously permitted. Among other activities, we currently rely on our status as a financial holding company to conduct merchant banking activities and securities underwriting and dealing activities.

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

Other Federal Reserve and OCC Regulation. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its risk-weighted assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2010, PNC Bank, N.A. exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, we refer you to “Funding and Capital Sources” in the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank or thrift, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or thrift, or to merge or consolidate with any other bank holding company or thrift holding company. The BHC Act enumerates the factors the Federal Reserve Board must consider when reviewing the merger of bank holding companies or the acquisition of banks. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the convenience and needs of the communities to be served; and the records of performance under the Community Reinvestment Act of the insured depository institutions involved in the transaction. In cases involving interstate bank acquisitions, the Board also must consider the concentration of deposits nationwide and in certain individual states. Our ability to grow through acquisitions could be limited by these approval requirements.

At December 31, 2010, PNC Bank, N.A. was rated “Outstanding” with respect to CRA.

FDIC Insurance. PNC Bank, N.A. is insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category. Also, the deposit insurance provisions of Dodd-Frank, as implemented by the FDIC, could increase the deposit insurance premiums for a bank such as PNC Bank, N.A.

SECURITIES AND RELATED REGULATION

The SEC is the functional regulator of our registered broker-dealer and investment advisor subsidiaries. The registered broker-dealer subsidiaries are also subject to rules and regulations promulgated by the Financial Industry Regulatory Authority (FINRA), among others.

Several of our subsidiaries are registered with the SEC as investment advisers and provide services to clients, other PNC affiliates and related entities, including registered investment companies. Under rules to be adopted under Dodd-Frank, we expect to be required to register additional subsidiaries as investment advisors to private equity funds. Broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934, as amended, and the regulations thereunder. Investment advisor subsidiaries are subject to the requirements of the Investment Advisers Act of 1940, as amended, and the regulations thereunder. An investment advisor to registered investment companies is also subject to the requirements of the Investment Company Act of 1940, as amended, and the regulations thereunder.

Our broker-dealer and investment advisory subsidiaries also may be subject to state securities laws and regulations. Over the past several years, the SEC and other governmental agencies have been focused on the mutual fund, hedge fund and broker-dealer industries. Congress and the SEC have adopted regulatory reforms and are continuing additional reforms that have increased, and are likely to continue to increase, the extent of regulation of the mutual fund, hedge fund and broker-dealer industries and impose additional compliance obligations and costs on our subsidiaries involved with those industries.

Under provisions of the federal securities laws applicable to broker-dealers, investment advisers and registered investment companies and their service providers, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

Our securities businesses with operations outside the United States, including BlackRock, are also subject to regulation by appropriate authorities in the foreign jurisdictions in which they do business.

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

In addition, Dodd-Frank subjects virtually all derivative transactions (swaps) to regulation by either the Commodity Futures Trading Commission (CFTC) (in the case of non security-based swaps) or the SEC (in the case of security-based swaps). This section of Dodd-Frank was enacted to reduce systemic risk, increase transparency, and promote market integrity within the financial system by, among other things: (i) providing for the registration and comprehensive regulation of swap dealers (SDs) and major swap participants (MSPs); (ii) imposing mandatory clearing and trade execution requirements on all standardized swaps, with certain limited exemptions; (iii) creating robust recordkeeping and real-time public data reporting regimes with respect to swaps; (iv) imposing capital and margin requirements on SDs and MSPs; (v) imposing business conduct requirements on SDs and MSPs in their dealings with counterparties; and (vi) enhancing the CFTC’s and SEC’s rulemaking and enforcement authorities with respect to SDs and MSPs. Under the rules anticipated under Dodd-Frank, we expect to register with the CFTC as an SD and accordingly be subject to all of the new regulations and requirements imposed on an SD.

COMPETITION

We are subject to intense competition from various financial institutions and from non-bank entities that can offer a number of similar products and services without being subject to bank regulatory supervision and restrictions.

In making loans, PNC Bank, N.A. competes with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders, and institutional investors including CLO managers, hedge funds, mutual fund complexes and private equity firms. Loan pricing, structure and credit standards are extremely important in the current environment as we seek to achieve appropriate risk-adjusted returns. Traditional deposit-taking activities are also subject to pricing pressures and to customer migration as a result of intense competition for consumer investment dollars.

PNC Bank, N.A. competes for deposits with:

•	Other commercial banks,
•	Savings banks,
•	Savings and loan associations,
•	Credit unions,
•	Treasury management service companies,
•	Insurance companies, and
•	Issuers of commercial paper and other securities, including mutual funds.

Our various non-bank businesses engaged in investment banking and private equity activities compete with:

•	Commercial banks,
•	Investment banking firms,
•	Merchant banks,
•	Insurance companies,
•	Private equity firms, and
•	Other investment vehicles.

In providing asset management services, our businesses compete with:

•	Investment management firms,
•	Large banks and other financial institutions,
•	Brokerage firms,
•	Mutual fund complexes, and
•	Insurance companies.

We include here by reference the additional information regarding competition included in the Item 1A Risk Factors section of this Report.

EMPLOYEES Employees totaled 50,769 at December 31, 2010. This total includes 44,817 full-time and 5,952 part-time employees.

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

You can also obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street NE, Washington, D.C. 20549, at prescribed rates.

The SEC also maintains an internet website that contains reports, proxy and information statements, and other information about issuers, like us, who file electronically with the SEC. The address of that site is www.sec.gov. You can also inspect reports, proxy statements and other information about us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

We also make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. PNC’s corporate internet address is www.pnc.com and you can find this information at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, or by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.

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

Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Personnel and Compensation, or Risk Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Chief Governance Counsel and Corporate Secretary, at corporate headquarters at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. Copies will be provided without charge to shareholders.

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PNC.”

INTERNET INFORMATION

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About PNC – Investor Relations,” such as “Investor Events, Quarterly Earnings, SEC Filings, Financial Information, Financial Press Releases and Message from the Chairman. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We generally post the following shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from such calls or events. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information. You can also find the SEC reports and corporate governance information described in the sections above in the Investor Relations section of our website.

Where we have included web addresses in this Report, such as our web address and web addresses of the SEC and of BlackRock, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

ITEM 1A – RISK FACTORS

We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and are present in the business decisions we make. Thus, we encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks.

There are risks that are known to exist at the outset of a transaction. For example, every loan transaction presents credit risk (the risk that the borrower may not perform in accordance with contractual terms) and interest rate risk (a potential loss in earnings or economic value due to adverse movement in market interest rates or credit spreads), with the nature and extent of these risks principally depending on the financial profile of the borrower and overall economic conditions. We focus on lending that is within the boundaries of our risk framework, and manage these risks by adjusting the terms and structure of the loans we make and through our oversight of the borrower relationship, as well as through management of our deposits and other funding sources.

Risk management is an important part of our business model. The success of our business is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include credit risk, market risk, liquidity risk, operational risk, compliance and legal risk, and strategic and reputation risk. Our shareholders have been well served by our focus on achieving and maintaining a moderate risk profile. At December 31, 2008 with an economy in severe recession and with our then recent acquisition of National City, our Consolidated Balance Sheet did not reflect that desired risk profile. However, by December 31, 2010 we had made significant progress toward bringing PNC back into alignment with a moderate risk profile and transitioning PNC’s balance sheet to more closely reflect our business model. We remain committed to returning to a moderate risk profile characterized by disciplined credit management, a stable operating risk environment, and more limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. We discuss our principal risk management processes and, in appropriate places, related historical performance in the Risk Management section included in Item 7 of this Report.

The following are the key risk factors that affect us. Any one or more of these risk factors could have a material adverse impact on our business, financial condition, results of operations or cash flows, in addition to presenting other possible adverse consequences, which are described below. These risk factors and other risks are also discussed further in other sections of this Report.

The possibility of the moderate economic recovery returning to recessionary conditions or of turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

The economy in the United States and globally began to recover from severe recessionary conditions in mid-2009 and is currently in the midst of a moderate economic recovery. The sustainability of the moderate recovery is dependent on a number of factors that are not within our control, such as a return to private sector job growth and investment, strengthening of housing sales and construction, continuation of the economic recovery globally, and the timing of the exit from government credit easing policies. We continue to face risks resulting from the aftermath of the severe recession generally and the moderate pace of the current recovery. A slowing or failure of the economic recovery could bring a return to some or all of the adverse effects of the earlier recessionary conditions.

Since the middle of 2007, there has been disruption and turmoil in financial markets around the world. Throughout much of the United States, there have been dramatic declines in the housing market, with falling home prices and increasing foreclosures, high levels of unemployment and underemployment, and reduced earnings, or in some cases losses, for businesses across many industries, with reduced investments in growth.

This overall environment resulted in significant stress for the financial services industry, and led to distress in credit markets, reduced liquidity for many types of financial assets, including loans and securities, and concerns regarding the financial strength and adequacy of the capitalization of financial institutions. Some financial institutions around the world have failed, some have needed significant additional capital, and others have been forced to seek acquisition partners.

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

These economic conditions have had an adverse effect on our business and financial performance. While the economy is currently experiencing a moderate recovery, we expect these conditions to continue to have an ongoing negative impact on us. A slowing or failure of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry.

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

•

The process we use to estimate losses in our credit exposures requires difficult, subjective, and complex judgments, including with respect to economic conditions and how economic conditions might impair the ability of our borrowers to repay their loans. At any point in time or for any length of time, such losses may no longer be capable of accurate estimation, which may, in turn, adversely impact the reliability of the process for estimating losses and, therefore, the establishment of adequate reserves for those losses.

•

We could suffer decreases in customer desire to do business with us, whether as a result of a decreased demand for loans or other financial products and services or decreased deposits or other investments in accounts with PNC.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions, or otherwise. Governmental support provided to financial institutions could alter the competitive landscape.
•

Increased regulation of compensation at financial services companies as part of government efforts to reform the industry may hinder our ability to attract, retain and incentivize well-qualified individuals in key positions.

•

We may be required to pay significantly higher FDIC deposit insurance premiums because the failure of many depository institutions during the financial crises significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits, leading to regulatory reform efforts aimed at charging higher premiums in order to replenish FDIC reserves.

•

Investors in mortgage loans and other assets that we sell are more likely to seek indemnification from us against losses or otherwise seek to have us share in such losses or to request us to repurchase loans that they believe do not comply with applicable representations and warranties or other contractual provisions.

•	We may be subject to additional fees and taxes as the government seeks to recover some of the costs of its recovery efforts, in particular from the financial services industry.

The regulatory environment for the financial services industry is being significantly impacted by financial regulatory reform initiatives in the United States and elsewhere, including Dodd-Frank and regulations promulgated to implement it.

The United States and other governments have undertaken major reform of the financial services industry, including new efforts to protect consumers and investors from financial abuse. We expect to face further increased regulation of our industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. We also expect in many cases more aggressive enforcement of regulations on both the federal and state levels. Compliance with regulations will increase our costs, reduce our revenue, and limit our ability to pursue certain business opportunities.

Dodd-Frank mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010. Many parts of the law are now in effect and others are now in the implementation stage, which is likely to continue for several years. The law requires that regulators, some of which are new regulatory bodies created by Dodd-Frank, draft, review and approve more than 200 implementing regulations and conduct numerous studies that are likely to lead to more regulations.

Newly created regulatory bodies include the CFPB and the FSOC. The CFPB has been given authority to regulate consumer financial products and services sold by banks and non-bank companies and to supervise banks with assets of more than $25 billion for compliance with Federal consumer protection laws. The FSOC has been charged with identifying systemic risks and strengthening the regulation of financial holding companies and certain non-bank companies deemed to be “systemically important” and could, in extraordinary cases, break up financial firms that are deemed to be “too big to fail.”

A number of reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including PNC, do business. For example, Dodd-Frank prohibits banks from engaging in some types of proprietary trading, restricts the ability of banks to sponsor or invest in private equity or hedge funds, and requires banks to move some derivatives businesses to separately capitalized subsidiaries of holding companies. It also places limitations on the interchange fees we can charge for debit transactions. While the exact impact of the preemption provisions of Dodd-Frank is as yet unknown, state authorities may assert that certain state consumer financial laws that provide different requirements or limitations than Federal law may apply to national banks, including PNC Bank, N.A. Such state laws may be preempted if they meet certain standards set forth in Dodd-Frank. Other provisions of Dodd-Frank will affect regulatory oversight, holding company capital requirements, risk retention for securitizations, and residential mortgage products.

In addition, capital requirements imposed by Dodd-Frank, together with new standards under the so-called “Basel III” initiatives, will impose on banks and bank holding companies the need to maintain more and higher quality capital than has historically been the case.

While much of how the Dodd-Frank and other financial industry reforms will change our current business operations depends on the specific regulatory promulgations and interpretations, many of which have yet to be released or finalized, it is clear that the reforms, both under Dodd-Frank and otherwise, will have a significant effect on our entire industry. Although Dodd-Frank and other reforms will affect a number of the areas in which we do business, it is not clear at this time the full extent of the adjustments that will be required and the extent to which we will be able to adjust our businesses in response to the requirements. Although it is difficult to predict the magnitude and extent of these effects at this stage, we believe compliance with Dodd-Frank and its implementing regulations and other initiatives will negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and will also limit our ability to pursue certain business opportunities.

Our lending businesses and the value of the loans and debt securities we hold may be adversely affected by economic conditions, including a reversal or slowing of the current moderate recovery. Downward valuation of debt securities could also negatively impact our capital position.

Given the high percentage of our assets represented directly or indirectly by loans, and the importance of lending to our overall business, weak economic conditions are likely to have a negative impact on our business and our results of operations. This could adversely impact loan utilization rates as well as delinquencies, defaults and customer ability to meet obligations under the loans. This is particularly the case during the period in which the aftermath of recessionary conditions continues and the positive effects of economic recovery appear to be slow to materialize and unevenly spread among our customers.

Further, weak economic conditions would likely have a negative impact on our business, our ability to serve our customers, and our results of operations. Such conditions are likely to lead to increases in the number of borrowers who become delinquent or default or otherwise demonstrate a decreased ability to meet their obligations under their loans. This would result in higher levels of non-performing loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale. The value to us of other assets such as investment securities, most of which are debt securities or other financial instruments supported by loans, similarly would be negatively impacted by widespread decreases in credit quality resulting from a weakening of the economy.

Our regional concentrations make us particularly at risk to adverse economic conditions in our primary retail banking footprint.

Although many of our businesses are national in scope, our retail banking business is concentrated within our retail branch network footprint, located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Virginia, Missouri, Delaware, Washington, D.C., and Wisconsin. Thus, we are particularly vulnerable to adverse changes in economic conditions in these states or the Mid-Atlantic and Midwest regions more generally.

Our business and performance are vulnerable to the impact of volatility in debt and equity markets.

As most of our assets and liabilities are financial in nature, we tend to be particularly sensitive to the performance of the financial markets. Turmoil and volatility in U.S. and global financial markets, such as that experienced during the recent financial crisis, can be a major contributory factor to overall weak economic conditions, leading to some of the risks discussed above, including the impaired ability of borrowers and other counterparties to meet obligations to us. Financial market volatility also can have some of the following adverse effects on PNC and our business and financial performance:

•	It can affect the value or liquidity of our on-balance sheet and off-balance sheet financial instruments.
•	It can affect the value of servicing rights, including those we carry at fair value.
•

It can affect our ability to access capital markets to raise funds necessary to support our businesses and maintain our overall liquidity position. Inability to access capital markets as needed, or at cost effective rates, could adversely affect our liquidity and results of operations.

•

It can affect the value of the assets that we manage or otherwise administer for others or the assets for which we provide processing and information services. Although we are not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related fee income and could result in decreased demand for our services.

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

As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our business, our profitability and the value of our financial assets and liabilities. For example:

•

Changes in interest rates or interest rate spreads can affect the difference between the interest that we earn on assets and the interest that we pay on liabilities, which impacts our overall net interest income and profitability.

•	Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, and can, in turn, affect our loss rates on those assets.
•	Such changes may decrease the demand for interest-rate based products and services, including loans and deposit accounts.
•	Such changes can also affect our ability to hedge various forms of market and interest rate risk and may decrease the profitability or increase the risk associated with such hedges.
•	Movements in interest rates also affect mortgage prepayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking companies such as PNC. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits and can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Both due to the impact on rates and by controlling access to direct funding from the Federal Reserve Banks, the Federal Reserve’s policies also influence, to a significant extent, our cost of funding. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on our activities and financial results.

PNC faces increased risk arising out of its mortgage lending and servicing businesses.

Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in the mortgage lending and servicing industries. PNC has received inquiries from governmental, legislative and regulatory authorities on this topic and is cooperating with these inquiries. These inquiries could lead to administrative, civil or criminal proceedings, possibly resulting in remedies including fines, penalties, restitution, or alterations in our business practices.

In addition to governmental or regulatory investigations, PNC, like other companies with residential mortgage origination and servicing operations, faces the risk of class actions, other litigation and claims from the owners of, investors in or purchasers of mortgages originated or serviced by PNC (or securities backed by such mortgages); homeowners involved in foreclosure proceedings; downstream purchasers of homes sold after foreclosure; title insurers; and other potential claimants. At this time PNC cannot predict the ultimate overall cost to or effect upon PNC from governmental, legislative or regulatory actions and private litigation or claims arising out of residential mortgage lending and servicing practices, although such actions, litigation and claims could, individually or in the aggregate, result in significant expense.

PNC commenced a review of its residential mortgage servicing procedures related to foreclosures after learning of the industry-wide servicing issues in late September 2010. After a review of the legal requirements in all fifty states and the District of Columbia, and of its own procedures, practices, information systems, and documentation, PNC has developed enhanced procedures designed to ensure that the documentation accompanying the foreclosures it pursues complies with all relevant law. The review, correction and refiling of foreclosure documentation in the various states is ongoing and could continue for a number of months, depending upon federal, state, local and private judicial and regulatory actions.

Notwithstanding the actions that PNC has taken as described in the preceding paragraph, PNC is one of the fourteen federally regulated mortgage servicers subject to a publicly-disclosed interagency horizontal review of residential mortgage servicing operations. That review is expected to result in formal enforcement actions against many or all of the companies subject to review, which actions are expected to incorporate remedial requirements, heightened mortgage servicing standards and potential civil money penalties. PNC expects that it and PNC Bank will enter into consent orders with the Federal Reserve and the OCC, respectively, relating to the residential mortgage servicing operations of PNC Bank. See “Residential Mortgage Foreclosure Matters” in Item 7 of this Report for additional information. PNC expects that these consent orders, among other things, will describe certain foreclosure-related practices and controls that the regulators found to be deficient and will require PNC and PNC Bank to, among other things, develop and implement plans and programs to enhance PNC’s servicing and foreclosure processes and take certain other remedial actions, and oversee compliance with the orders and the new plans and programs. In addition, either or both of these agencies may seek civil money penalties.

The issues described above may affect the value of our ownership interests, direct or indirect, in property subject to foreclosure. In addition, possible delays in the schedule for processing foreclosures may result in an increase in nonperforming loans, additional servicing costs and possible demands for contractual fees or penalties under servicing agreements. There is also an increased risk of incurring costs related to further remedial and related efforts required by the consent orders and related to repurchase requests arising out of either the foreclosure process or origination issues. Reputational damage arising out of this industry-wide inquiry could also have an adverse effect upon our existing mortgage business and could reduce future business opportunities.

One or more of the foregoing could adversely affect PNC’s business, financial condition, results of operations or cash flows.

We grow our business in part by acquiring other financial services companies from time to time, and these acquisitions present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

Acquisitions of other financial services companies or financial services assets present risks to PNC in addition to those presented by the nature of the business acquired. In general, acquisitions may be substantially more expensive to complete than expected (including unanticipated costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly more difficult or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks in instances where we may be inexperienced in these new areas.

As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. In addition, regulatory and/or legal issues relating to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs or regulatory limitations arising as a result of those issues. The processes of integrating acquired businesses, as well as the deconsolidation of divested businesses, also pose many additional possible risks which could result in increased costs, liability or other adverse consequences to PNC. Note 22 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report describes several legal proceedings related to pre-acquisition activities of companies we have acquired, in particular National City. Other such legal proceedings may be commenced in the future.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due us.

We operate in a highly competitive environment, in terms of the products and services we offer and the geographic markets in which we conduct business, as well as in our labor markets where we compete for talented employees. Competition could adversely impact our customer acquisition, growth and retention, as well as our credit spreads and product pricing, causing us to lose market share and deposits and revenues.

We are subject to intense competition from various financial institutions as well as from non-bank entities that engage in many similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in Item 1 of this Report under “Competition.”

In all, the principal bases for competition are pricing (including the interest rates charged on loans or paid on interest-bearing deposits), product structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services.

Another increasingly competitive factor in the financial services industry is the competition to attract and retain talented employees across many of our business and support areas. This competition leads to increased expenses in many business areas and can also cause us to not pursue certain business opportunities.

A failure to adequately address the competitive pressures we face could make it harder for us to attract and retain customers across our businesses. On the other hand, meeting these competitive pressures could require us to incur significant additional expense or to accept risk beyond what we would otherwise view as desirable under the circumstances. In addition, in our interest rate sensitive businesses, pressures to increase rates on deposits or decrease rates on loans could reduce our net interest margin with a resulting negative impact on our net interest income.

The performance of our asset management businesses may be adversely affected by the relative performance of our products compared with offerings by competitors as well as by overall economic and market conditions.

Asset management revenue is primarily based on a percentage of the value of the assets and thus is impacted by general changes in market valuations, customer preferences and needs. In addition, investment performance is an important factor influencing the level of assets. Poor investment performance could impair revenue and growth as existing clients might withdraw funds in favor of better performing products. Additionally, the ability to attract funds from existing and new clients might diminish. Overall economic conditions may limit the amount that customers are able or willing to invest.

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

As a regulated financial services firm, we are subject to numerous governmental regulations and to comprehensive examination and supervision by regulators, which affect our business as well as our competitive position.

PNC is a bank and financial holding company and is subject to numerous governmental regulations involving both its business and organization.

Our businesses are subject to regulation by multiple bank regulatory bodies as well as multiple securities industry regulators. Applicable laws and regulations restrict our ability to repurchase stock or to receive dividends from subsidiaries that operate in the banking and securities businesses and impose capital adequacy requirements. PNC’s ability to service its obligations is dependent on the receipt of dividends and advances from its subsidiaries. Applicable laws and regulations also restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, and for the protection of customer information, among other things. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions as well as damage to our reputation and businesses.

In addition, we are subject to comprehensive examination and supervision by banking and other regulatory bodies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, growth, and profitability of our businesses.

Due to the current economic environment and issues facing the financial services industry, we anticipate that there will be new legislative and regulatory initiatives over the next several years, including many focused specifically on banking and other financial services in which we are engaged. These initiatives will be in addition to the actions already taken by Congress and the regulators, through enactment of EESA, the Recovery Act, the Credit CARD Act, the SAFE Act, and Dodd-Frank, as well as changes to the regulations implementing the Real Estate Settlement Procedures Act, the Federal Truth in Lending Act, and the Electronic Fund Transfer Act. Legislative and regulatory initiatives have had and are likely to continue to have an impact on the conduct of our business. This impact could include rules and regulations that affect the nature and profitability of our business activities, how we use our capital, how we compensate and incent our employees, and other matters potentially having a negative effect on our overall business results and prospects.

Under the regulations of the Federal Reserve, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result, the Federal Reserve could require PNC to commit resources to PNC Bank, N.A. when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

Our ability to pay dividends to shareholders is largely dependent on dividends from our operating subsidiaries, principally PNC Bank, N.A. Banks are subject to regulation on the amount and circumstances of dividends they can pay to their holding companies.

We discuss these and other regulatory issues applicable to PNC, including some particular areas of current regulatory focus or concern, in the Supervision and Regulation section included in Item 1 of this Report and in Note 21 Regulatory Matters in the Notes to Consolidated Financial Statements in Item 8 of this Report and here by reference.

A failure to have adequate policies and procedures to comply with regulatory requirements could expose us to damages, fines and regulatory penalties and other regulatory actions, which could be significant, and could also injure our reputation with customers and others with whom we do business.

We must comply with generally accepted accounting principles established by the Financial Accounting Standards Board, accounting, disclosure and other rules set forth by the SEC, income tax and other regulations established by the US Treasury and state and local taxing authorities, and revenue rulings and other guidance issued by the Internal Revenue Service, which affect our financial condition and results of operations.

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

The determination of the amount of loss allowances and impairments taken on our assets is highly subjective and inaccurate estimates could materially impact our results of operations or financial position.

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

Our asset valuation may include methodologies, estimations and assumptions that are subject to differing interpretations and this, along with market factors such as volatility in one or more markets, could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.

We must use estimates, assumptions, and judgments when assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors or assumptions in any of the areas underlying our estimates could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be more difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were historically in active markets with significant observable data that rapidly become illiquid due to market volatility, a loss in market confidence or other factors. In such cases, valuations in certain asset classes may require more subjectivity and management judgment; valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented market conditions in any particular market (e.g. credit, equity, fixed income, foreign exchange) could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly.

We are subject to operational risk.

Like all businesses, we are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business. Although we seek to mitigate operational risk through a system of internal controls which we review and update, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to our reputation or foregone business opportunities.

We continually encounter technological change and we could falter in our ability to remain competitive in this arena.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our continued success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands and create efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services that allow us to remain competitive or be successful in marketing these products and services to our customers.

Our information systems may experience interruptions or breaches in security.

We also rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and adversely affect our customer relationships. While we have policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated. The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability.

Our business and financial results could be impacted materially by adverse results in legal proceedings and governmental investigations and inquiries.

Many aspects of our business involve substantial risk of legal liability. We have been named or threatened to be named as defendants in various legal proceedings arising from our business activities (and in some cases from the activities of companies we have acquired). In addition, we are regularly the subject of governmental investigations and other forms of regulatory inquiry. We also are at risk when we have agreed to indemnify others for legal proceedings and governmental investigations and inquiries they face, such as in connection with the sale of a business or assets by us. The results of these legal proceedings and governmental investigations and inquiries could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Thus, our ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued for legal loss contingencies.

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, by terrorist activities or by international hostilities.

Neither the occurrence nor the potential impact of disasters, terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly (for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course), or indirectly as a result of their impact on our borrowers, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of disasters or terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon but have no control over.

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no SEC staff comments regarding PNC’s periodic or current reports under the Exchange Act that are pending resolution.

ITEM 2 – PROPERTIES

Our executive and primary administrative offices are located at One PNC Plaza, Pittsburgh, Pennsylvania. The 30-story structure is owned by PNC Bank, N. A.

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

ITEM 3 – LEGAL PROCEEDINGS

See the information set forth in Note 22 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

ITEM 4 – RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each of our executive officers as of February 18, 2011 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (1)
James E. Rohr	62	Chairman and Chief Executive Officer (2)	1972
Joseph C. Guyaux	60	President	1972
William S. Demchak	48	Senior Vice Chairman	2002
Thomas K. Whitford	54	Vice Chairman	1983
Enrico Dallavecchia	49	Executive Vice President and Chief Risk Officer	2010
Joan L. Gulley	63	Executive Vice President and Chief Human Resources Officer	1986
Michael J. Hannon	54	Executive Vice President and Chief Credit Officer	1982
Richard J. Johnson	54	Executive Vice President and Chief Financial Officer	2002
E. William Parsley, III	45	Executive Vice President, Chief Investment Officer and Treasurer	2003
Helen P. Pudlin	61	Executive Vice President and General Counsel	1989
Robert Q. Reilly	46	Executive Vice President	1987
Samuel R. Patterson	52	Senior Vice President and Controller	1986
(1)	Where applicable, refers to year employed by predecessor company.
(2)	Also serves as a director of PNC.

William S. Demchak has served as Senior Vice Chairman since February 2009. Since August 2005, he has had oversight responsibilities for the Corporation’s Corporate & Institutional Banking business, as well as PNC’s asset and liability management activities. Beginning in September 2010, he also assumed supervisory responsibility for all PNC businesses. He was appointed Vice Chairman in 2002.

Thomas K. Whitford has served as Vice Chairman since February 2009. He was appointed Chief Administrative Officer in May 2007. From April 2002 through May 2007 and then from November 2009 until April 2010, he served as Chief Risk Officer.

Enrico Dallavecchia has served as Executive Vice President and Chief Risk Officer since April 2010. Prior to joining PNC, he had been a risk management executive at FNMA and JPMorgan Chase & Co.

Joan L. Gulley has served as Chief Human Resources Officer since April 2008. She was appointed Senior Vice President in

April 2008 and then Executive Vice President in February 2009. She served as Chief Executive Officer for PNC’s wealth management business from 2002 to 2006. From 2006 until April 2008, she served as Executive Vice President of PNC Bank, N.A. and was responsible for product and segment management, as well as advertising and brand management for PNC.

Michael J. Hannon served as Executive Vice President and Chief Credit Officer since November 2009. From February 2009 to November 2009 he served as Executive Vice President and Chief Risk Officer and was previously Senior Vice President and Chief Credit Officer.

Richard J. Johnson has served as Chief Financial Officer since August 2005. He was appointed Executive Vice President in February 2009 and was previously Senior Vice President.

E. William Parsley, III has served as Treasurer and Chief Investment Officer since January 2004. He was appointed Executive Vice President of PNC in February 2009.

Helen P. Pudlin has served as General Counsel since 1994. She was appointed Executive Vice President in February 2009 and was previously Senior Vice President.

Robert Q. Reilly has served as the head of PNC’s Asset Management Group since 2005. Previously, he held numerous management roles in both Corporate Banking and Asset Management. He was appointed Executive Vice President in February 2009.

DIRECTORS OF THE REGISTRANT

The name, age and principal occupation of each of our directors as of February 18, 2011, and the year he or she first became a director is set forth below:

•	Richard O. Berndt, 68, Managing Partner of Gallagher, Evelius & Jones LLP (law firm) (2007)
•	Charles E. Bunch, 61, Chairman and Chief Executive Officer of PPG Industries, Inc. (coatings, sealants and glass products) (2007)
•	Paul W. Chellgren, 68, Operating Partner, Snow Phipps Group, LLC (private equity) (1995)
•	Kay Coles James, 61, President and Founder of The Gloucester Institute (non-profit) (2006)
•	Richard B. Kelson, 64, Chairman and Chief Executive Officer, ServCo, LLC (strategic sourcing, supply chain management) (2002)
•	Bruce C. Lindsay, 69, Chairman and Managing Member of 2117 Associates, LLC (business consulting firm) (1995)
•	Anthony A. Massaro, 66, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (manufacturer of welding and cutting products) (2002)
•	Jane G. Pepper, 65, Retired President of the Pennsylvania Horticultural Society (non-profit) (1997)
•	James E. Rohr, 62, Chairman and Chief Executive Officer of PNC (1990)
•	Donald J. Shepard, 64, Retired Chairman of the Executive Board and Chief Executive Officer of AEGON U.S. Holding Corporation (insurance) (2007)
•	Lorene K. Steffes, 65, Independent Business Advisor (technology and technical services) (2000)
•	Dennis F. Strigl, 64, Retired President and Chief Operating Officer of Verizon Communications Inc. (telecommunications) (2001)
•	Stephen G. Thieke, 64, Retired Non-executive Chairman of Risk Metrics Group, Inc.; Retired Chairman, Risk Management Committee of J.P. Morgan (financial and investment banking services) (2002)
•	Thomas J. Usher, 68, Non-executive Chairman of Marathon Oil Corporation (oil and gas industry) (1992)
•	George H. Walls, Jr., 68, former Chief Deputy Auditor for the State of North Carolina (2006)
•	Helge H. Wehmeier, 68, Retired Vice Chairman of Bayer Corporation (healthcare, crop protection, and chemicals) (1992)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (1) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 18, 2011, there were 79,520 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). Our ability to increase our dividend is currently subject to the results of the Federal Reserve’s supervisory assessment of capital adequacy described under “Supervision And Regulation” in Item 1 of this Report.

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and restrictions on loans, dividends or advances from bank subsidiaries to the parent company, you may review “Supervision And Regulation” in Item 1 of this Report, “Funding and Capital Sources” in the Consolidated Balance Sheet Review section, “Liquidity Risk Management” in the Risk Management section, “PNC Capital Trust E Trust Preferred Securities” and “Acquired Entity Trust Preferred Securities” in the Off-Balance Sheet Arrangements and VIEs section of Item 7 of this Report, and Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities and Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the caption “Common Stock Prices/Dividends Declared” in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2010 in the table (with introductory paragraph and notes) that appears under the caption “Item 3 Approval of 2006 Incentive Award Plan Terms” in our Proxy Statement to be filed for the 2011 annual meeting of shareholders and is incorporated by reference herein and in Item 12 of this Report.

Our registrar, stock transfer agent, and dividend disbursing agent is:

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

We include here by reference the information that appears under the caption “Common Stock Performance Graph” at the end of this Item 5.

(a)	(2) None.

(b)	Not applicable.

(c)	Details of our repurchases of PNC common stock during the fourth quarter of 2010 are included in the following table:

In thousands, except per share data

2010 period (a)	Total shares purchased (b)	Average price paid per share	Total shares purchased as part of publicly announced programs (c)	Maximum number of shares that may yet be purchased under the programs (c)
October 1 – October 31	158	$53.31		24,710
November 1 – November 30	227	$55.53		24,710
December 1 – December 31	190	$59.26		24,710
Total	575	$56.16
(a)	In addition to the repurchases of PNC common stock during the fourth quarter of 2010 included in the table above, PNC called its $1.60 Cumulative Convertible Preferred Stock – Series C and its $1.80 Cumulative Convertible Preferred Stock – Series D for redemption in accordance with their terms effective October 1, 2010. PNC redeemed 18,118 outstanding shares of the Series C preferred stock at the redemption price of $20.00 per share and 26,010 outstanding shares of the Series D preferred stock at the redemption price of $20.00 per share.
(b)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (c) to this table during the fourth quarter of 2010. Effective January 2011, employer matching contributions to the PNC Incentive Savings Plan will no longer be made in PNC common stock, but rather in cash. Note 14 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report includes additional information regarding our employee benefit plans that use PNC common stock.
(c)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

Common Stock Performance Graph

This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2010, as compared with: (1) a selected peer group of our competitors, called the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of that year. The stock performance graph assumes that $100 was invested on January 1, 2006 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2005 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 05	Dec. 06	Dec. 07	Dec. 08	Dec. 09	Dec. 10
PNC	100	123.60	113.35	88.22	97.27	112.64	2.41%
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99	2.29%
S&P 500 Banks	100	116.13	81.54	42.81	39.99	47.93	(13.68%)
Peer Group	100	116.82	83.90	46.27	62.04	78.92	(4.62%)

The Peer Group for the preceding chart and table consists of the following companies: BB&T Corporation; Bank of America Corporation; Capital One Financial, Inc.; Comerica Inc.; Fifth Third Bancorp; JPMorgan Chase; KeyCorp; M&T Bank; The PNC Financial Services Group, Inc.; Regions Financial Corporation; SunTrust Banks, Inc.; U.S. Bancorp; and Wells Fargo & Co. This Peer Group was approved by the Board’s Personnel and Compensation Committee (the Committee) for 2010. The Committee has approved the same Peer Group for 2011.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2005 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

ITEM 6 – SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2010 (a)	2009 (a)	2008	2007	2006

SUMMARY OF OPERATIONS
Interest income	$11,150	$12,086	$6,301	$6,144	$4,592
Interest expense	1,920	3,003	2,447	3,197	2,309
Net interest income	9,230	9,083	3,854	2,947	2,283
Noninterest income (b)	5,946	7,145	2,442	2,944	5,422
Total revenue	15,176	16,228	6,296	5,891	7,705
Provision for credit losses (c)	2,502	3,930	1,517	315	124
Noninterest expense	8,613	9,073	3,685	3,652	3,795
Income from continuing operations before income taxes and noncontrolling interests	4,061	3,225	1,094	1,924	3,786
Income taxes	1,037	867	298	561	1,311
Income from continuing operations before noncontrolling interests	3,024	2,358	796	1,363	2,475
Income from discontinued operations (net of income taxes of $338, $54, $63, $66 and $52) (d)	373	45	118	128	124
Net income	3,397	2,403	914	1,491	2,599
Less: Net income (loss) attributable to noncontrolling interests	(15)	(44)	32	24	4
Preferred stock dividends (e)	146	388	21		1
Preferred stock discount accretion and redemptions (e)	255	56
Net income attributable to common shareholders (e)	$3,011	$2,003	$861	$1,467	$2,594

PER COMMON SHARE
Basic earnings
Continuing operations	$5.08	$4.30	$2.15	$4.02	$8.39
Discontinued operations (d)	.72	.10	.34	.38	.42
Net income	$5.80	$4.40	$2.49	$4.40	$8.81
Diluted earnings
Continuing operations	$5.02	$4.26	$2.10	$3.94	$8.29
Discontinued operations (d)	.72	.10	.34	.38	.42
Net income	$5.74	$4.36	$2.44	$4.32	$8.71
Book value	$56.29	$47.68	$39.44	$43.60	$36.80
Cash dividends declared	$.40	$.96	$2.61	$2.44	$2.15
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Amount for 2009 includes recognition of a $1.1 billion pretax gain on our portion of the increase in BlackRock’s equity resulting from the value of BlackRock shares issued in connection with BlackRock’s acquisition of Barclays Global Investors (BGI) on December 1, 2009. Amount for 2006 includes the impact of a pretax gain of $2.1 billion on the BlackRock/Merrill Lynch Investment Managers transaction.
(c)	Amount for 2008 includes the $504 million conforming provision for credit losses related to our National City acquisition.
(d)	Includes results of operations for GIS for all years presented and the related after-tax gain on sale. We sold GIS effective July 1, 2010, resulting in a pretax gain of $639 million, or $328 million after taxes, which was recognized during the third quarter of 2010. See Sale of PNC Global Investment Servicing in the Executive Summary section of Item 7 and Note 2 Divestiture in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information.
(e)	We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. The Series N Preferred Stock was issued on December 31, 2008.

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

	At or for the year ended December 31
Dollars in millions, except as noted	2010 (a)	2009 (a)	2008 (b)	2007	2006

BALANCE SHEET HIGHLIGHTS
Assets	$264,284	$269,863	$291,081	$138,920	$101,820
Loans	150,595	157,543	175,489	68,319	50,105
Allowance for loan and lease losses	4,887	5,072	3,917	830	560
Interest-earning deposits with banks	1,610	4,488	14,859	346	339
Investment securities	64,262	56,027	43,473	30,225	23,191
Loans held for sale	3,492	2,539	4,366	3,927	2,366
Goodwill and other intangible assets	10,753	12,909	11,688	9,551	4,043
Equity investments	9,220	10,254	8,554	6,045	5,330
Noninterest-bearing deposits	50,019	44,384	37,148	19,440	16,070
Interest-bearing deposits	133,371	142,538	155,717	63,256	50,231
Total deposits	183,390	186,922	192,865	82,696	66,301
Borrowed funds (c)	39,488	39,261	52,240	30,931	15,028
Total shareholders’ equity	30,242	29,942	25,422	14,854	10,788
Common shareholders’ equity	29,596	22,011	17,490	14,847	10,781

ASSETS UNDER ADMINISTRATION (billions)
Discretionary assets under management	$108	$103	$103	$74	$55
Nondiscretionary assets under management	104	102	125	112	85
Total assets under administration	$212	$205	$228	$186	$140

SELECTED RATIOS
From continuing operations
Noninterest income to total revenue	39	44	39	50	70
Efficiency	57	56	59	62	49
From net income
Net interest margin (d)	4.14%	3.82%	3.37%	3.00%	2.92%
Return on
Average common shareholders’ equity	10.88	9.78	6.52	10.70	28.01
Average assets	1.28	.87	.64	1.21	2.74
Loans to deposits	82	84	91	83	76
Dividend payout	6.8	21.4	104.6	55.0	24.4
Tier 1 common	9.8	6.0	4.8	5.4	8.7
Tier 1 risk-based	12.1	11.4	9.7	6.8	10.4
Common shareholders’ equity to total assets	11.2	8.2	6.0	10.7	10.6
Average common shareholders’ equity to average assets	10.4	7.2	9.6	11.3	9.8

SELECTED STATISTICS
Employees	50,769	55,820	59,595	28,320	23,783
Retail Banking branches	2,470	2,513	2,581	1,102	848
ATMs	6,673	6,473	6,233	3,900	3,581
Residential mortgage servicing portfolio (billions)	$139	$158	$187
Commercial mortgage servicing portfolio (billions)	$266	$287	$270	$243	$200
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes the impact of National City except for the following Selected Ratios: Noninterest income to total revenue, Efficiency, Net interest margin, Return on Average common shareholders’ equity, Return on Average assets, Dividend payout, and Average common shareholders’ equity to average assets.
(c)	Includes long-term borrowings of $24.8 billion, $26.3 billion, $33.6 billion, $12.6 billion and $6.6 billion for 2010, 2009, 2008, 2007 and 2006, respectively. Borrowings which mature more than one year after December 31, 2010 are considered to be long-term.
(d)	Calculated as taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the years 2010, 2009, 2008, 2007 and 2006 were $81 million, $65 million, $36 million, $27 million and $25 million, respectively.

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

On December 31, 2008, PNC acquired National City. Our consolidated financial statements for 2009 and 2010 reflect the impact of National City.

KEY STRATEGIC GOALS

We manage our company for the long term and are focused on returning to a moderate risk profile while maintaining strong capital and liquidity positions, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business.

Our strategy to enhance shareholder value centers on driving growth in pre-tax, pre-provision earnings by achieving growth in revenue from our balance sheet and diverse business mix that exceeds growth in expenses controlled through disciplined cost management.

The primary drivers of revenue growth are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by offering convenient banking options and leading technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service, and through a significantly enhanced branding initiative. This strategy is designed to give our consumer customers choices based on their needs. Rather than striving to optimize fee revenue in the short term, our approach is focused on effectively growing targeted market share and “share of wallet.” We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

We are focused on our strategies for quality growth. We are committed to re-establishing a moderate risk profile characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. We made substantial progress in transitioning our balance sheet throughout 2009 and 2010, working to return to our moderate risk philosophy throughout our expanded franchise. Our actions have created a well-positioned balance sheet, strong bank level liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

We also expect to build capital via retained earnings while having opportunities to return capital to shareholders during 2011subject to regulatory approvals. See the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Item 7 and the Supervision and Regulation section in Item 1 of this Report.

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash pursuant to a definitive agreement entered into on February 2, 2010. The pretax gain recorded in the third quarter of 2010 related to this sale was $639 million, or $328 million after taxes.

Results of operations of GIS through June 30, 2010 and the related after-tax gain on sale in the third quarter of 2010 are presented as income from discontinued operations, net of income taxes, on our Consolidated Income Statement for the periods presented in this Report. Once we entered into the sales agreement, GIS was no longer a reportable business segment. Further information regarding the GIS sale is included in Note 2 Divestiture in the Notes To Consolidated Financial Statements in Item 8 of this Report.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

The economic turmoil that began in the middle of 2007 and continued through most of 2008 and 2009 has settled into a modest economic recovery. This has been accompanied by dramatic changes in the competitive landscape.

Beginning in late 2008, efforts by the Federal government, including the US Congress, the US Department of the Treasury, the Federal Reserve, the FDIC, and the Securities and Exchange Commission, to stabilize and restore confidence in the financial services industry have impacted and will likely continue to impact PNC and our stakeholders. These efforts, which will continue to evolve, include the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, Dodd-Frank, in particular, and other legislative, administrative and regulatory initiatives, including the new rules set forth in Regulation E related to overdraft charges.

Dodd-Frank is extensive, complicated and comprehensive legislation that impacts practically all aspects of a banking organization. Dodd-Frank will negatively impact revenue and increase both the direct and indirect costs of doing business for PNC. It includes provisions that could increase regulatory fees and deposit insurance assessments and impose heightened capital and prudential standards, while at the same time impacting the nature and costs of PNC’s businesses, including consumer lending, private equity investment, derivatives transactions, interchange fees on debit card transactions, and asset securitizations.

Until such time as the regulatory agencies issue final regulations implementing all of the numerous provisions of Dodd-Frank, a process that will extend at least over the next year and might last several years, PNC will not be able to fully assess the impact the legislation will have on its businesses. However, we believe that the expected changes will be manageable for PNC and will have a smaller impact on us than on our larger peers.

Included in these recent legislative and regulatory developments are evolving regulatory capital standards for financial institutions. Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Evolving standards also include the so-called “Basel III” initiatives that are part of the Basel II effort by international banking supervisors to update the original international bank capital accord (Basel I), which has been in effect since 1988. The recent Basel III capital initiative, which has the support of US banking regulators, includes heightened capital requirements for major banking institutions in terms of both higher quality capital and higher regulatory capital ratios. Basel III capital standards will require implementing regulations by the banking regulators. These regulations will become effective under a phase-in period beginning January 1, 2013, and will become fully effective January 1, 2019.

Dodd-Frank also establishes, as an independent agency that is organized as a bureau within the Federal Reserve, the Bureau of Consumer Financial Protection (CFPB). Starting July 21, 2011, the CFPB will have the authority to prescribe rules governing the provision of consumer financial products and services, and it is expected that the CFPB will issue new regulations, and amend existing regulations, regarding consumer protection practices. Also on that date, the authority of the OCC to examine PNC Bank, N.A. for compliance with consumer protection laws, and to enforce such laws, will transfer to CFPB.

Additionally, new provisions concerning the applicability of state consumer protection laws will become effective on July 21, 2011. Questions may arise as to whether certain state consumer financial laws that may have previously been preempted are no longer preempted after this date. Depending on how such questions are resolved, we may experience an increase in regulation of our retail banking business and additional compliance obligations, revenue impacts, and costs.

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

RESIDENTIAL MORTGAGE FORECLOSURE MATTERS

Beginning in the third quarter of 2010, mortgage foreclosure documentation practices among US financial institutions received heightened attention by regulators and the media. PNC’s US market share for residential servicing is less than 2%. The vast majority of our servicing business is on behalf of other investors, principally the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). Following the initial reports regarding these practices, we conducted an internal review of our foreclosure procedures. Based upon our review, we believe that PNC has systems designed to ensure that no foreclosure proceeds unless the loan is genuinely in default. On average, our residential mortgage loans are delinquent approximately six months before foreclosure proceedings are initiated.

Similar to other banks, however, we identified issues regarding some of our foreclosure practices. Accordingly, we delayed pursuing individual foreclosures and are moving forward on such matters only when we are confident that any pending documentation issues had been resolved. We are also proceeding with new foreclosures under enhanced procedures designed as part of this review to minimize the risk of errors related to the processing of documentation in foreclosure cases.

In addition, the Federal Reserve and the OCC, together with the FDIC and others, commenced a publicly-disclosed interagency horizontal review of residential mortgage servicing operations at PNC and thirteen other federally regulated mortgage servicers. That review is expected to result in formal enforcement actions against many or all of the companies subject to review, which actions are expected to incorporate remedial requirements, heightened mortgage servicing standards and potential civil money penalties. In particular, PNC expects that it will enter into a consent order with the Federal Reserve and that PNC Bank will enter into a consent order with the OCC. PNC anticipates that the consent orders will require, among other things, that PNC undertake certain actions described below. PNC expects that the orders will discuss certain purported deficiencies regarding, among other things, the manner in which PNC Bank handled various loan servicing activities relating to residential mortgage foreclosures, the resources and controls for, and risk management of, such servicing activities and oversight of certain third-party providers. PNC further expects that the orders will require commitments regarding a range of remedial actions, some of which we will already have undertaken as a result of our recent review of residential mortgage servicing procedures.

While the two consent orders have not been finalized, PNC expects the orders to cover a range of matters. Among other things, we expect the orders to require PNC and/or PNC Bank to develop and implement written plans and programs and undertake other remedial actions with respect to various matters relating to loan servicing, loss mitigation and other foreclosure activities and operations, including, among other things, enterprise risk management, risk assessment and management, compliance, internal audit, outsourcing of foreclosure and related functions, management information systems, borrower communications, potential related financial injuries, and activities with respect to the Mortgage Electronic Registration System (a widely used electronic registry designed to track mortgage servicing rights and ownership of U.S. residential mortgage loans). We also expect that the orders will require PNC, PNC Bank and their boards to take appropriate steps to ensure compliance with the orders and with the plans and programs to be established under the orders.

For additional information, please see Risk Factors in Item 1A of this Report and Note 22 Legal Proceedings and Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report.

PNC’S PARTICIPATION IN SELECT GOVERNMENT PROGRAMS

TARP Capital Purchase Program

We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. See Repurchase of Outstanding TARP Preferred Stock and Sale by US Treasury of TARP Warrant in Note 18 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

FDIC Temporary Liquidity Guarantee Program

The FDIC’s TLGP is designed to strengthen confidence and encourage liquidity in the banking system by:

•	Guaranteeing newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies (TLGP-Debt Guarantee Program), and
•	Providing full deposit insurance coverage for non-interest bearing transaction accounts in FDIC- insured institutions, regardless of the dollar amount (TLGP-Transaction Account Guarantee Program).

PNC did not issue any securities under the TLGP-Debt Guarantee Program during 2010.

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

Beginning January 1, 2010, PNC Bank, N.A. ceased participating in this program. Dodd-Frank, however, extended the program for all banks for two years, beginning December 31, 2010. Therefore, PNC Bank, N.A. is again participating in the program, through December 31, 2012.

Home Affordable Modification Program (HAMP)

As part of its effort to stabilize the US housing market, in March 2009 the Obama Administration published detailed guidelines implementing HAMP, and authorized servicers to begin loan modifications. PNC began participating in HAMP through its then subsidiary National City Bank in May 2009 and directly through PNC Bank, N.A. in July 2009, and entered into an agreement on October 1, 2010 to participate in the Second Lien Program. HAMP is scheduled to terminate as of December 31, 2012.

Home Affordable Refinance Program (HARP)

Another part of its efforts to stabilize the US housing market is the Obama Administration’s Home Affordable Refinance Program (HARP), which provided a means for certain borrowers to refinance their mortgage loans. PNC began participating in HARP in May 2009. The program terminates as of June 10, 2011.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following:

•	General economic conditions, including the speed and stamina of the moderate economic recovery in general and on our customers in particular,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,

•	Customer demand for other products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined above, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management, and creating positive pre-tax, pre-provision earnings,
•	Managing the distressed assets portfolio and other impaired assets,
•	Improving our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to return to our desired moderate risk profile, and
•	Actions we take within the capital and other financial markets.

SUMMARY FINANCIAL RESULTS

	2010	2009
Net income (millions)	$3,397	$2,403
Diluted earnings per common share
Continuing operations	$5.02	$4.26
Discontinued operations	.72	.10
Net income	$5.74	$4.36
Return from net income on:
Average common shareholders’ equity	10.88%	9.78%
Average assets	1.28%	.87%

Our performance in 2010 included the following:

•	Net income for 2010 of $3.4 billion was a record, up 41% from 2009.
•	Net interest income of $9.2 billion for 2010 was up 2% from 2009, while the net interest margin rose to 4.14% in 2010 compared with 3.82% for 2009.
•

Noninterest income of $5.9 billion in 2010 declined $1.2 billion compared with 2009. On December 1, 2009, BlackRock acquired Barclays Global Investors (BGI) from Barclays Bank PLC. PNC recognized a pretax gain of $1.1 billion, or $687 million after taxes, in the fourth quarter of 2009 related to this transaction. Additional information regarding this transaction is included within the BlackRock section of our Business Segments Review section of this Item 7.

•

The provision for credit losses declined to $2.5 billion in 2010 compared with $3.9 billion in 2009 as overall credit quality continued to improve and as we took actions to reduce exposure levels during the year.

•

Noninterest expense for 2010 declined by 5% compared with 2009, to $8.6 billion. We were successful in achieving our acquisition cost savings goal of $1.8 billion on an annualized basis in the fourth quarter of 2010, well ahead of the original target amount and schedule. We also continued to invest in customer growth and innovation initiatives.

•

Overall credit quality continued to improve during 2010. Nonperforming assets declined $1.0 billion to $5.3 billion as of December 31, 2010 from December 31, 2009. Accruing loans past due decreased $1.4 billion, or 42%, during 2010 to $1.9 billion at year end. The allowance for loan and lease losses (ALLL) was $4.9 billion, or 3.25% of total loans and 109% of nonperforming loans, as of December 31, 2010.

•

We remain committed to responsible lending to support economic growth. Loans and commitments originated and renewed totaled approximately $149 billion for 2010, including $3.5 billion of small business loans. Total loans were $150.6 billion at December 31, 2010, a decline of 4% from $157.5 billion at December 31, 2009.

•

Total deposits were $183.4 billion at December 31, 2010 compared with $186.9 billion at the prior year end. Growth in transaction deposits (money market and demand) continued with an increase of $8.4 billion, or 7%, for the year. Higher cost retail certificates of deposit were reduced by $11.3 billion, or 23%, during 2010.

•	Our transition to a higher quality balance sheet during 2010 reflected core funding with a loan to deposit ratio of 82% at year end and a strong bank liquidity position to support growth.
•

We sold 7.5 million BlackRock common shares for a pretax gain of $160 million as part of BlackRock’s secondary common stock offering in November 2010 with the effect of reducing PNC’s economic interest in BlackRock to approximately 20% from 24% prior to the offering.

•	We grew common equity by $7.6 billion during 2010. The Tier 1 common capital ratio was 9.8% at December 31, 2010, up 380 basis points from December 31, 2009.

Our Consolidated Income Statement Review section of this Item 7 describes in greater detail the various items that impacted our results for 2010 and 2009.

BALANCE SHEET HIGHLIGHTS

Total assets were $264.3 billion at December 31, 2010 compared with $269.9 billion at December 31, 2009. The decline from year end 2009 resulted from a decline in loans, other assets and short-term investments and cash somewhat offset by an increase in investment securities.

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions, divestitures and consolidations of variable interest entities.

The Consolidated Balance Sheet Review section of this Item 7 provides information on changes in selected Consolidated Balance Sheet categories at December 31, 2010 compared with December 31, 2009.

Total average assets were $264.9 billion for 2010 compared with $276.9 billion for 2009.

Average interest-earning assets were $224.7 billion for 2010, compared with $238.5 billion in 2009. Decreases of $11.9 billion in loans and $6.5 billion in other interest-earning assets, partially offset by a $5.7 billion increase in investment securities, drove the decrease in this comparison.

The decrease in average total loans reflected a decline in commercial loans of $6.8 billion, commercial real estate loans of $4.3 billion and residential mortgage loans of $3.4 billion, partially offset by an increase of $2.6 billion in consumer loans. Loans represented 68% of average interest-earning assets for 2010 and 69% for 2009.

Average securities available for sale increased $2.7 billion, to $50.8 billion, in 2010 compared with 2009. Average US Treasury and government agencies securities increased $3.1 billion while agency residential mortgage-backed securities increased $1.5 billion and other debt securities increased $1.5 billion in the comparison. These increases were partially offset by a decline of $2.8 billion in average non-agency residential mortgage-backed securities and a decline of $1.1 billion in commercial mortgage-backed securities.

Average securities held to maturity increased $3.0 billion, to $7.2 billion, in 2010 compared with 2009. The increase reflected purchases of asset-backed and non-agency commercial mortgage-backed securities, the transfer of non-agency commercial mortgage-backed securities from the available for sale portfolio, and the impact of the Market Street Funding LLC (Market Street) consolidation effective January 1, 2010.

Total investment securities comprised 26% of average interest-earning assets for 2010 and 22% for 2009.

Average noninterest-earning assets totaled $40.2 billion in 2010 compared with $38.4 billion in the prior year period.

Average total deposits were $181.9 billion for 2010 compared with $189.9 billion for 2009. Average deposits declined from the prior year period primarily as a result of decreases in retail certificates of deposit and other time deposits, which were partially offset by an increase in transaction deposits. Average transaction deposits were $128.4 billion for 2010 compared with $120.2 billion for 2009 reflecting our strategy to grow demand and money market deposits. Total deposits at December 31, 2010 were $183.4 billion compared with $186.9 billion at December 31, 2009 and are further discussed within the Consolidated Balance Sheet Review section of this Report.

Average total deposits represented 69% of average total assets for both 2010 and 2009.

Average borrowed funds were $40.2 billion for 2010 compared with $44.1 billion for 2009. A $6.2 billion decline in Federal Home Loan Bank borrowings drove the decline in the comparison, partially offset by higher average commercial paper borrowings that reflected the consolidation of Market Street.

Total borrowed funds at December 31, 2010 were $39.5 billion compared with $39.3 billion at December 31, 2009 and are further discussed within the Consolidated Balance Sheet Review section of this Item 7. In addition, the Liquidity Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding our sources and uses of borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Highlights of results for 2010 and 2009 are included below. As a result of its sale, GIS is no longer a reportable business segment.

We refer you to Item 1 of this Report under the captions Business Overview and Review of Business Segments for an overview of our business segments and to the Business Segments Review section of this Item 7 for a Results Of Businesses – Summary table and further analysis of business segment results for 2010 and 2009, including presentation differences from Note 25 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report.

We provide a reconciliation of total business segment earnings to PNC consolidated income from continuing operations before noncontrolling interests as reported on a GAAP basis in Note 25.

Retail Banking

Retail Banking earned $140 million for 2010 compared with $136 million in 2009. Earnings were primarily driven by a decrease in the provision for credit losses due to improved credit quality and lower noninterest expense from acquisition cost savings. These factors were partially offset by a decline in revenue related to the implementation of Regulation E rules related to overdraft fees and the impact of the low interest rate environment. Retail Banking continued to maintain its focus on growing customers and deposits, improving customer and employee satisfaction, investing in the business for future growth, and disciplined expense management during this period of market and economic uncertainty.

Corporate & Institutional Banking

Corporate & Institutional Banking earned a record $1.8 billion in 2010 compared with $1.2 billion 2009. The increase in earnings primarily resulted from a decrease in the provision for credit losses somewhat offset by lower net interest income driven mainly by lower loan balances. We continued to focus on adding new clients and increased our cross selling to serve our clients needs, particularly in the western markets, and remained committed to strong expense discipline.

Asset Management Group

Asset Management Group earned $141 million for 2010 compared with $105 million for 2009. The increase reflected a lower provision for credit losses due to improved credit quality and increased noninterest income from higher equity markets and new client growth. These increases were partially offset by lower net interest income from lower loan yields. The business delivered strong performance in 2010 as it remained focused on new client acquisition, client asset growth and expense discipline.

Residential Mortgage Banking

Residential Mortgage Banking earned $275 million in 2010 compared with $435 million in 2009. The decline in earnings was driven by a decrease in loan sales revenue from lower origination volumes and lower net hedging gains on mortgage servicing rights.

BlackRock

Our BlackRock business segment earned $351 million in 2010 and $207 million in 2009. The benefits of BlackRock’s December 2009 acquisition of Barclays Global Investors (BGI) and improved capital markets conditions contributed to higher earnings at BlackRock.

Distressed Assets Portfolio

This business segment consists primarily of assets acquired through acquisitions and had a loss of $64 million for 2010 compared with earnings of $84 million for 2009. The decrease was primarily driven by a higher provision for credit losses.

Other

“Other” reported earnings of $411 million for 2010 compared with $201 million for 2009. Results for 2009 included higher other-than-temporary impairment (OTTI) charges and integration costs compared with the 2010, alternative investment writedowns, a $133 million special FDIC assessment, and equity management losses.

CONSOLIDATED INCOME STATEMENT REVIEW

Net income for 2010 was $3.4 billion compared with $2.4 billion for 2009. Results for 2010 include the impact of a $328 million after-tax gain related to our sale of GIS. Results for 2009 include the impact of a $687 million after-tax gain resulting from BlackRock’s acquisition of BGI. Our Consolidated Income Statement is presented in Item 8 of this Report.

NET INTEREST INCOME AND NET INTEREST MARGIN

Year ended December 31 Dollars in millions	2010	2009
Net interest income	$9,230	$9,083
Net interest margin	4.14%	3.82%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Analysis Of Year-To-Year Changes In Net Interest Income and Average Consolidated Balance Sheet And Net Interest Analysis in Item 8 of this Report for additional information.

The increase in net interest income for 2010 compared with 2009 resulted primarily from the impact of lower deposit and borrowing costs somewhat offset by lower purchase accounting accretion, lower loan volume and lower revenue from our investment securities portfolio. Our deposit strategy included the retention and repricing at lower rates of relationship-based certificates of deposit and the planned run off of maturing non-relationship certificates of deposit and brokered deposits.

As further discussed in the Retail Banking section of the Business Segments Review portion of this Item 7, the Credit CARD Act of 2009 negatively impacted 2010 revenues by approximately $75 million, largely in net interest income.

The net interest margin was 4.14% for 2010 and 3.82% for 2009. The following factors impacted the comparison:

•	A decrease in the rate accrued on interest-bearing liabilities of 49 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 47 basis points.
•

A decrease in the yield on interest-earning assets of 10 basis points. The yield on loans, the largest portion of our interest-earning assets, increased only 1 basis point and was more than offset by the 102 basis point decline in yield on investment securities.

•	The benefit of noninterest-bearing sources of funding decreased 7 basis points primarily due to the decline in interest rates.

We expect that our purchase accounting accretion will decrease by as much as $700 million in 2011. Excluding the impact of this factor, we expect our net interest income to increase in 2011. Overall, we also expect that our net interest margin will decline in 2011.

NONINTEREST INCOME

Summary

Noninterest income was $5.9 billion in 2010, a decline of $1.2 billion from $7.1 billion in 2009. Noninterest income for 2009 included the $1.1 billion pretax gain recognized on our portion of the increase in BlackRock’s equity resulting from the value of BlackRock shares issued in connection with BlackRock’s acquisition of BGI.

Aside from the impact of the 2009 BlackRock/BGI gain, lower noninterest income in 2010 reflected the impact of decreases in the following: residential mortgage loan sales revenue, the value of commercial mortgage servicing rights, net hedging gains on residential mortgage servicing rights, service charges on deposits including the negative impact of the new Regulation E rules, and net gains on sales of securities. Partially offsetting these items were lower OTTI charges, higher asset management revenue, a fourth quarter 2010 gain on 7.5 million BlackRock common shares sold by PNC as part of a BlackRock secondary common stock offering and higher revenue from capital markets-related products and services including merger and acquisition advisory fees.

Additional Analysis

Asset management revenue was $1.1 billion in 2010 compared with $858 million in 2009. This increase reflected higher equity earnings from our BlackRock investment, improved equity markets and client growth. Discretionary assets under management at December 31, 2010 totaled $108 billion compared with $103 billion at December 31, 2009.

Consumer services fees totaled $1.3 billion in both 2010 and 2009. Consumer service fees for 2010 reflected higher volume-related transaction fees offset by lower brokerage fees and the impact of the consolidation of the securitized credit card portfolio.

Corporate services revenue totaled $1.1 billion in 2010 and $1.0 billion in 2009. The increase was largely the result of higher merger and acquisition advisory and ancillary commercial mortgage servicing fees partially offset by a reduction in the value of commercial mortgage servicing rights largely driven by lower interest rates. Corporate services fees include the noninterest component of treasury management fees, which continued to be a strong contributor to revenue.

Residential mortgage revenue totaled $699 million in 2010 compared with $990 million in 2009. The decline in 2010 reflected reduced loan sales revenue following the strong loan origination refinance volume in 2009 and lower net hedging gains on mortgage servicing rights.

Service charges on deposits totaled $705 million for 2010 and $950 million for 2009. The decrease in 2010 was due to lower overdraft charges and required branch divestitures in the third quarter of 2009. As further discussed in the Retail Banking section of the Business Segments Review portion of this Item 7, the new Regulation E rules related to overdraft charges negatively impacted our 2010 revenue by approximately $145 million.

Net gains on sales of securities were $426 million for 2010 and $550 million for 2009. OTTI credit losses on securities recognized in earnings totaled $325 million in 2010 and $577 million in 2009. We expect the level of credit-related OTTI charges to decline in 2011 compared with 2010.

Gains on BlackRock related transactions included a fourth quarter 2010 pretax gain of $160 million from our sale of 7.5 million BlackRock common shares as part of a BlackRock secondary common stock offering. During the fourth quarter of 2009, we recognized a $1.1 billion pretax gain on PNC’s portion of the increase in BlackRock’s equity resulting from the value of BlackRock shares issued by BlackRock in connection with its acquisition of BGI.

Other noninterest income totaled $884 million for 2010 compared with $987 million for 2009. Other noninterest income for 2009 included gains of $103 million primarily related to our BlackRock LTIP shares obligation. Other noninterest income for 2010 included net gains on private equity and alternative investments of $258 million, compared with net losses on private equity and alternative investments of $93 million in 2009. Gains on sales of loans were $73 million in 2010 and $220 million in 2009.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Item 7, further details regarding private equity and alternative investments are included in the Market Risk Management-Equity And Other Investment Risk section, and further details regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section.

Looking to 2011, we see momentum in our fee-based revenues resulting from client growth and depth in our expanded franchise. At the same time, we will see the continued impact of ongoing regulatory reforms. Excluding the expected incremental negative impact of two aspects of anticipated regulatory changes on fees related to Regulation E and interchange rates of approximately $400 million in 2011 as further discussed in the Retail Banking section of Business Segments Review in this Item 7, we expect noninterest income in 2011 to increase in the low-to-mid single digits compared with 2010.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, commercial real estate, and capital markets-related products and services that are marketed by several businesses primarily to commercial customers.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $1.2 billion for 2010 and $1.1 billion for 2009. The increase was primarily related to deposit growth and continued growth in purchasing cards and lockbox as well as services provided to the Federal government and healthcare customers.

Revenue from capital markets-related products and services totaled $618 million in 2010 compared with $533 million in 2009. The increase was due to higher merger and acquisition advisory, underwriting and syndications fees, partially offset by lower gains on loan sales from portfolio management activities.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $262 million in 2010 compared with $485 million in 2009. This decline was primarily due to sales of servicing and a decrease in the net carrying amount of commercial mortgage servicing rights. These decreases were partially offset by higher ancillary commercial mortgage servicing fees.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $2.5 billion for 2010 compared with $3.9 billion for 2009. The lower provision in 2010 reflected credit exposure reductions and overall improved credit migration during 2010.

We anticipate an overall improvement in credit migration in 2011 and a continued reduction in our nonperforming loans assuming modest GDP growth. As a result, we expect that our average quarterly provision for credit losses in 2011 to be less than the fourth quarter 2010 provision for credit losses of $442 million, assuming budgeted loan growth projections. If our expectations hold, this would result in our full year 2011 provision for credit losses to be at least $800 million less than our full year 2010 provision for credit losses.

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses. See also Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section of Item 7 of this Report.

NONINTEREST EXPENSE

Noninterest expense for 2010 declined 5%, to $8.6 billion, compared with $9.1 billion for 2009. The impact of higher cost savings related to the National City acquisition integration and the reversal of certain accrued liabilities in 2010, including $73 million associated with a franchise tax settlement and $123 million associated with an indemnification liability for certain Visa litigation, were reflected in the lower 2010 expenses. Lower expenses in the comparison also reflected a special FDIC assessment, intended to build the FDIC’s Deposit Insurance Fund, of $133 million in 2009. We also continued to invest in customer growth and innovation initiatives.

National City integration costs totaled $387 million in 2010 and $421 million in 2009. We achieved National City acquisition cost savings of $1.8 billion on an annualized basis in the fourth quarter of 2010 through the reduction of operational and administrative redundancies. This amount was higher than our original goal of $1.2 billion, and ahead of schedule. During 2010, we completed the customer and branch conversions to our technology platforms and integrated the businesses and operations of National City with those of PNC.

We expect that total noninterest expense in 2011 will be less than total noninterest expense in 2010, with the magnitude of the decline dependent upon the pace of our investment in business growth opportunities.

EFFECTIVE TAX RATE

The effective tax rate was 25.5% for 2010 compared with 26.9% for 2009. The decrease in the effective tax rate was primarily due to a favorable IRS letter ruling in 2010 that resolved a prior tax position and resulted in a tax benefit of $89 million.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	Dec. 31 2010	Dec. 31 2009
Assets
Loans	$150,595	$157,543
Investment securities	64,262	56,027
Cash and short-term investments	10,437	13,290
Loans held for sale	3,492	2,539
Goodwill and other intangible assets	10,753	12,909
Equity investments	9,220	10,254
Other, net	15,525	17,301
Total assets	$264,284	$269,863
Liabilities
Deposits	$183,390	$186,922
Borrowed funds	39,488	39,261
Other	8,568	11,113
Total liabilities	231,446	237,296
Total shareholders’ equity	30,242	29,942
Noncontrolling interests	2,596	2,625
Total equity	32,838	32,567
Total liabilities and equity	$264,284	$269,863

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Item 8 of this Report.

The decline in total assets at December 31, 2010 compared with December 31, 2009 was primarily due to decreases in loans and cash and short-term investments, partially offset by an increase in investment securities.

Total assets and liabilities at December 31, 2010 included $5.2 billion and $3.5 billion, respectively, related to Market Street and a credit card securitization trust as more fully described in the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Item 7 and Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $2.7 billion at December 31, 2010 and $3.2 billion at December 31, 2009. The balances do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the purchased impaired loans.

Loans decreased $6.9 billion, or 4%, as of December 31, 2010 compared with December 31, 2009. An increase in loans of $3.5 billion from the initial consolidation of Market Street and the securitized credit card portfolio effective January 1, 2010 was more than offset by the impact of soft customer loan demand combined with loan repayments and payoffs in the distressed assets portfolio.

Loans represented 57% of total assets at December 31, 2010 and 58% at December 31, 2009. Commercial lending represented 53% of the loan portfolio and consumer lending represented 47% at both December 31, 2010 and December 31, 2009.

Commercial real estate loans represented 7% of total assets at December 31, 2010 and 9% of total assets at December 31, 2009.

Details Of Loans

In millions	Dec. 31 2010	Dec. 31 2009
Commercial
Retail/wholesale	$9,901	$9,515
Manufacturing	9,334	9,880
Service providers	8,866	8,256
Real estate related (a)	7,500	7,403
Financial services	4,573	3,874
Health care	3,481	2,970
Other	11,522	12,920
Total commercial	55,177	54,818
Commercial real estate
Real estate projects	12,211	15,582
Commercial mortgage	5,723	7,549
Total commercial real estate	17,934	23,131
Equipment lease financing	6,393	6,202
TOTAL COMMERCIAL LENDING (b)	79,504	84,151
Consumer
Home equity
Lines of credit	23,473	24,236
Installment	10,753	11,711
Residential real estate
Residential mortgage	15,292	18,190
Residential construction	707	1,620
Credit card	3,920	2,569
Education	9,196	7,468
Automobile	2,983	2,013
Other	4,767	5,585
TOTAL CONSUMER LENDING	71,091	73,392
Total loans	$150,595	$157,543
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Construction loans with interest reserves and A Note/B Note restructurings are not significant to PNC.

Total loans above include purchased impaired loans of $7.8 billion, or 5% of total loans, at December 31, 2010, and $10.3 billion, or 7% of total loans, at December 31, 2009.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $149 billion for 2010.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Commercial lending is the largest category and is the most sensitive to changes in assumptions and judgments underlying the determination of the ALLL. This estimate also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Higher Risk Loans

Our loan portfolio includes certain loans deemed to be higher risk and therefore more likely to result in credit losses. We established specific and pooled reserves on the total commercial lending category of $2.6 billion at December 31, 2010. This commercial lending reserve included what we believe to be adequate and appropriate loss coverage on the higher risk commercial loans in the total commercial portfolio. The commercial lending reserve represented 53% of the total ALLL of $4.9 billion at that date. The remaining 47% of the ALLL pertained to the total consumer lending category. This category of loans is more homogenous in nature and has certain characteristics that can be assessed at a total portfolio level in terms of loans representing higher risk. We do not consider government insured/government guaranteed loans to be higher risk as we do not believe these loans will result in a significant loss because of their structure. Additional information regarding our higher risk loans is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

Information related to purchased impaired loans, purchase accounting accretion and accretable net interest recognized during 2010 and 2009 in connection with our acquisition of National City follows.

Valuation of Purchased Impaired Loans

	December 31, 2008		December 31, 2009		December 31, 2010
Dollars in billions	Balance	Net Investment	Balance	Net Investment	Balance		Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$6.3		$3.5		$1.8
Purchased impaired mark	(3.4)		(1.3)		(.4)
Recorded investment	2.9		2.2		1.4
Allowance for loan losses			(.2)		(.3)
Net investment	2.9	46%	2.0	57%	1.1		61%
Consumer and residential mortgage loans:
Unpaid principal balance	15.6		11.7		7.9
Purchased impaired mark	(5.8)		(3.6)		(1.5)
Recorded investment	9.8		8.1		6.4
Allowance for loan losses			(.3)		(.6)
Net investment	9.8	63%	7.8	67%	5.8		73%
Total purchased impaired loans:
Unpaid principal balance	21.9		15.2		9.7
Purchased impaired mark	(9.2)		(4.9)		(1.9)
Recorded investment	12.7		10.3		7.8
Allowance for loan losses			(.5)		(.9	)(a)
Net investment	$12.7	58%	$9.8	64%	$6.9		71%
(a)	Impairment reserves of $.9 billion at December 31, 2010 reflect impaired loans with further credit quality deterioration since acquisition. This deterioration was more than offset by the cash received to date in excess of recorded investment of $.7 billion and the net reclassification to accretable net interest, to be recognized over time, of $1.1 billion.

The unpaid principal balance of purchased impaired loans declined from $15.2 billion at December 31, 2009 to $9.7 billion at December 31, 2010 due to amounts determined to be uncollectible, payoffs and disposals. The remaining purchased impaired mark at December 31, 2010 was $1.9 billion which was a decline from $4.9 billion at December 31, 2009. The net investment of $9.8 billion at December 31, 2009 declined 30% to $6.9 billion at December 31, 2010 primarily due to payoffs, disposals and further impairment partially offset by accretion during 2010. At December 31, 2010, our largest individual purchased impaired loan had a recorded investment of $22 million.

We currently expect to collect total cash flows of $9.1 billion on purchased impaired loans, representing the $6.9 billion net investment at December 31, 2010 and the accretable net interest of $2.2 billion shown in the Accretable Net Interest-Purchased Impaired Loans table that follows.

Purchase Accounting Accretion

Year ended December 31 In millions	2010	2009
Non-impaired loans	$366	$773
Impaired loans	885	914
Reversal of contractual interest on impaired loans	(529)	(752)
Net impaired loans	356	162
Securities	54	118
Deposits	545	996
Borrowings	(155)	(250)
Total	$1,166	$1,799

In addition to the amounts in the table above, cash received in excess of recorded investment from sales or payoffs of impaired commercial loans (cash recoveries) totaled $483 million for 2010 and $204 million for 2009. We do not expect this level of cash recoveries to be sustainable.

Remaining Purchase Accounting Accretion

In billions	Dec. 31 2008	Dec. 31 2009	Dec. 31 2010
Non-impaired loans	$2.4	$1.6	$1.2
Impaired loans	3.7	3.5	2.2
Total loans (gross)	6.1	5.1	3.4
Securities	.2	.1	.1
Deposits	2.1	1.0	.5
Borrowings	(1.5)	(1.2)	(1.1)
Total	$6.9	$5.0	$2.9

Accretable Net Interest – Purchased Impaired Loans

In billions
January 1, 2009	$3.7
Accretion (including cash recoveries)	(1.1)
Adjustments resulting from changes in purchase price allocation	.3
Net reclassifications to accretable from non-accretable	.8
Disposals	(.2)
December 31, 2009	$3.5
Accretion (including cash recoveries)	(1.4)
Net reclassifications to accretable from non-accretable	.3
Disposals	(.2)
December 31, 2010	$2.2

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

In millions	Dec. 31 2010	Dec. 31 2009
Commercial / commercial real estate (a)	$59,256	$60,143
Home equity lines of credit	19,172	20,367
Consumer credit card lines	14,725	17,558
Other	2,652	2,727
Total	$95,805	$100,795
(a)	Less than 4% of these amounts at each date relate to commercial real estate.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $16.7 billion at December 31, 2010 and $13.2 billion at December 31, 2009.

Unfunded credit commitments related to the consolidation of the Market Street commercial paper conduit (further described in the Off-Balance Sheet Arrangements and Variable Interest Entities section of this Item 7) totaled $3.1 billion at December 31, 2010 and are a component of PNC’s total unfunded credit commitments. These amounts are included in the preceding table within the “Commercial / commercial real estate” category.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $458 million at December 31, 2010 and $6.2 billion at December 31, 2009 and are included in the preceding table primarily within the “Commercial / commercial real estate” category. Due to the consolidation of Market Street, $5.7 billion of unfunded liquidity facility commitments were no longer included in the preceding table as of December 31, 2010.

In addition to credit commitments, our net outstanding standby letters of credit totaled $10.1 billion at December 31, 2010 and $10.0 billion at December 31, 2009. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

INVESTMENT SECURITIES

Details of Investment Securities

In millions	Amortized Cost	Fair Value
December 31, 2010
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$5,575	$5,710
Residential mortgage-backed
Agency	31,697	31,720
Non-agency	8,193	7,233
Commercial mortgage-backed
Agency	1,763	1,797
Non-agency	1,794	1,856
Asset-backed	2,780	2,582
State and municipal	1,999	1,957
Other debt	3,992	4,077
Corporate stocks and other	378	378
Total securities available for sale	$58,171	$57,310
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$4,490
Asset-backed	2,626	2,676
Other debt	10	11
Total securities held to maturity	$6,952	$7,177
December 31, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$7,520
Residential mortgage-backed
Agency	24,076	24,438
Non-agency	10,419	8,302
Commercial mortgage-backed
Agency	1,299	1,297
Non-agency	4,028	3,848
Asset-backed	2,019	1,668
State and municipal	1,346	1,350
Other debt	1,984	2,015
Corporate stocks and other	360	360
Total securities available for sale	$53,079	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$2,225
Asset-backed	3,040	3,136
Other debt	159	160
Total securities held to maturity	$5,229	$5,521

The carrying amount of investment securities totaled $64.3 billion at December 31, 2010, an increase of $8.3 billion, or 15%, from $56.0 billion at December 31, 2009. The increase in investment securities primarily reflected an increase in securities available for sale as excess liquidity was invested in short duration, high quality securities. Investment securities represented 24% of total assets at December 31, 2010 and 21% at December 31, 2009.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 61% of the investment securities portfolio at December 31, 2010.

In March 2010, we transferred $2.2 billion of available for sale commercial mortgage-backed non-agency securities to the held to maturity portfolio. The transfer involved high quality securities where management’s intent to hold changed.

At December 31, 2010, the securities available for sale portfolio included a net unrealized loss of $861 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2009 was a net unrealized loss of $2.3 billion. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

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

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 4.7 years at December 31, 2010 and 4.1 years at December 31, 2009.

We estimate that, at December 31, 2010, the effective duration of investment securities was 3.1 years for an immediate 50 basis points parallel increase in interest rates and 2.9 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2009 were 2.9 years and 2.5 years, respectively.

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

	December 31, 2010
	Agency		Non-agency
Dollars in millions	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Asset- Backed Securities
Fair Value – Available for Sale	$31,720	$1,797	$7,233	$1,856	$2,582
Fair Value – Held to Maturity				4,490	2,676
Total Fair Value	$31,720	$1,797	$7,233	$6,346	$5,258
% of Fair Value:
By Vintage
2010	41%	37%		1%	7%
2009	20%	35%		3%	15%
2008	6%	5%			16%
2007	9%	3%	18%	10%	11%
2006	5%	5%	23%	30%	13%
2005 and earlier	19%	15%	59%	56%	14%
Not Available					24%
Total	100%	100%	100%	100%	100%

By Credit Rating
Agency	100%	100%
AAA			7%	85%	78%
AA			4%	6%	4%
A			5%	5%
BBB			5%	3%	1%
BB			6%	1%
B			15%		4%
Lower than B			58%		11%
No rating					2%
Total	100%	100%	100%	100%	100%

By FICO Score
>720			56%		3%
<720 and >660			34%		9%
<660			1%		3%
No FICO score			9%		85%
Total			100%		100%

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

We also consider the severity of the impairment and the length of time that the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-

functional senior management team representing Asset & Liability Management, Finance, and Market Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

We recognize the credit portion of OTTI charges in current earnings for those debt securities where there is no intent to sell and it is not more likely than not that we would be required to sell the security prior to expected recovery. The noncredit portion of OTTI is included in accumulated other comprehensive loss.

We recognized OTTI for 2010 and 2009 as follows:

Other-Than-Temporary Impairments

In millions	2010	2009
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$(242)	$(444)
Non-agency commercial mortgage-backed	(5)	(6)
Asset-backed	(78)	(111)
Other debt		(12)
Marketable equity securities		(4)
Total credit portion of OTTI losses	(325)	(577)
Noncredit portion of OTTI losses (b)	(283)	(1,358)
Total OTTI losses	$(608)	$(1,935)
(a)	Reduction of noninterest income in our Consolidated Income Statement.
(b)	Included in accumulated other comprehensive loss, net of tax, on our Consolidated Balance Sheet.

The following table summarizes net unrealized gains and losses (including the credit and noncredit portions of OTTI) recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent our most significant categories of securities not backed by the US government or its agencies. A summary of all OTTI credit losses recognized for 2010 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements In Item 8 of this Report.

	December 31, 2010
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage-Backed Securities		Asset-Backed Securities (a)
AVAILABLE FOR SALE SECURITIES (NON-AGENCY)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Credit Rating Analysis
AAA	$538	$(15)	$1,076	$34	$1,701	$8
Other Investment Grade (AA, A, BBB)	1,001	(46)	713	17	54	(9)
Total Investment Grade	1,539	(61)	1,789	51	1,755	(1)
BB	419	(27)	61	7
B	1,051	(117)	6	4	207	(39)
Lower than B	4,224	(755)			587	(142)
No Rating					29	(16)
Total Sub-Investment Grade	5,694	(899)	67	11	823	(197)
Total	$7,233	$(960)	$1,856	$62	$2,578	$(198)
OTTI Analysis
Investment Grade:
OTTI has been recognized	$69	$(13)
No OTTI recognized to date	1,470	(48)	$1,789	$51	$1,755	$(1)
Total Investment Grade	1,539	(61)	1,789	51	1,755	(1)
Sub-Investment Grade:
OTTI has been recognized	3,701	(825)	22	6	627	(190)
No OTTI recognized to date	1,993	(74)	45	5	196	(7)
Total Sub-Investment Grade	5,694	(899)	67	11	823	(197)
Total	$7,233	$(960)	$1,856	$62	$2,578	$(198)
SECURITIES HELD TO MATURITY (NON-AGENCY)
Credit Rating Analysis
AAA			$4,314	$175	$2,407	$47
Other Investment Grade (AA, A, BBB)			176	(1)	157	3
Total Investment Grade			4,490	174	2,564	50
BB
B					9
Lower than B
No Rating					92
Total Sub-Investment Grade					101
Total			$4,490	$174	$2,665	$50

Residential Mortgage-Backed Securities

At December 31, 2010, our residential mortgage-backed securities portfolio was comprised of $31.7 billion fair value of US government agency-backed securities and $7.2 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During 2010, we recorded OTTI credit losses of $242 million on non-agency residential mortgage-backed securities. As of December 31, 2010, $240 million of the credit losses related to securities rated below investment grade. As of December 31, 2010, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for non-agency residential mortgage-backed securities totaled $838 million and the related securities had a fair value of $3.8 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of December 31, 2010 totaled $2.0 billion, with unrealized net losses of $74 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.3 billion at December 31, 2010 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $1.8 billion fair value at December 31, 2010 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

OTTI credit losses on non-agency commercial mortgage-backed securities during 2010 were not significant. In addition, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for these securities and the related fair value at December 31, 2010 were not significant. The remaining fair value of securities for which OTTI has been recorded was $22 million. All of the credit-impaired securities were rated below investment grade.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $5.3 billion at December 31, 2010 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, and automobile loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

We recorded OTTI credit losses of $78 million on asset-backed securities during 2010. All of the securities were collateralized by first and second lien residential mortgage loans and were rated below investment grade. As of December 31, 2010, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for asset-backed securities totaled $190 million and the related securities had a fair value of $627 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through December 31, 2010, the remaining fair value was $297 million, with unrealized net losses of $7 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report provides further detail regarding our process for assessing OTTI for these securities.

If current housing and economic conditions were to worsen, if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

LOANS HELD FOR SALE

In millions	Dec. 31 2010	Dec. 31 2009
Commercial mortgages at fair value	$877	$1,050
Commercial mortgages at lower of cost or market	330	251
Total commercial mortgages	1,207	1,301
Residential mortgages at fair value	1,878	1,012
Residential mortgages at lower of cost or market	12
Total residential mortgages	1,890	1,012
Other	395	226
Total	$3,492	$2,539

We stopped originating certain commercial mortgage loans designated as held for sale during the first quarter of 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. We sold $241 million of commercial mortgage loans held for sale carried at fair value in 2010 and sold $272 million in 2009.

We recognized net losses of $18 million in 2010 on the valuation and sale of commercial mortgage loans held for sale, net of hedges. Net gains of $107 million on the valuation and sale of commercial mortgages loans held for sale, net of hedges, were recognized in 2009.

Residential mortgage loan origination volume was $10.5 billion in 2010. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $10.0 billion of loans and recognized related gains of $231 million during 2010. The comparable amounts for 2009 were $19.8 billion and $435 million, respectively.

The increase in the Other category resulted from the transfer of certain commercial loans and leases to held for sale in the fourth quarter of 2010.

Interest income on loans held for sale was $263 million in 2010 and $270 million in 2009 and is included in Other interest income on our Consolidated Income Statement.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $10.8 billion at December 31, 2010 compared with $12.9 billion at December, 31, 2009. Goodwill declined $1.4 billion, to $8.1 billion, at December 31, 2010 compared with the December 31, 2009 balance primarily due to the sale of GIS which reduced goodwill by $1.2 billion. The $.8 billion decline in other intangible assets from December 31, 2009 included $.3 billion declines in both commercial and residential mortgage servicing rights. Note 9 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Item 8 of this Report provides further information on these items.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	Dec. 31 2010	Dec. 31 2009
Deposits
Money market	$84,581	$85,838
Demand	50,069	40,406
Retail certificates of deposit	37,337	48,622
Savings	7,340	6,401
Other time	549	1,088
Time deposits in foreign offices	3,514	4,567
Total deposits	183,390	186,922
Borrowed funds
Federal funds purchased and repurchase agreements	4,144	3,998
Federal Home Loan Bank borrowings	6,043	10,761
Bank notes and senior debt	12,904	12,362
Subordinated debt	9,842	9,907
Other	6,555	2,233
Total borrowed funds	39,488	39,261
Total	$222,878	$226,183

Total funding sources decreased $3.3 billion at December 31, 2010 compared with December 31, 2009.

Total deposits decreased $3.5 billion at December 31, 2010 compared with December 31, 2009. Deposits decreased in the comparison primarily due to declines in retail certificates of deposit, time deposits in foreign offices and money market deposits, partially offset by an increase in demand deposits.

Interest-bearing deposits represented 73% of total deposits at December 31, 2010 compared with 76% at December 31, 2009.

Total borrowed funds increased $.2 billion since December 31, 2009. Other borrowed funds increased in the comparison primarily due to the consolidation of Market Street and a credit card securitization trust. Additionally, bank notes and senior debt increased since December 31, 2009 due to net issuances. These increases were partially offset in the comparison by a decline of Federal Home Loan Bank borrowings.

PNC issued $3.25 billion of senior notes in 2010 as described further in the Liquidity Risk Management section of this Item 7, which also describes other actions we took in 2010 that impacted our borrowed funds balances.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings. PNC increased common equity during 2010 as outlined below.

Total shareholders’ equity increased $.3 billion, to $30.2 billion, at December 31, 2010 compared with December 31, 2009 and included the impact of the following:

•	The first quarter 2010 issuance of 63.9 million shares of common stock in an underwritten offering at $54 per share resulted in a $3.4 billion increase in total shareholders’ equity,
•	An increase of $2.7 billion to retained earnings, and
•

A $1.5 billion decline in accumulated other comprehensive loss largely due to decreases in net unrealized securities losses as more fully described in the Investment Securities portion of this Consolidated Balance Sheet Review.

The factors above were mostly offset by a decline of $7.3 billion in capital surplus-preferred stock in connection with our February 2010 redemption of the Series N (TARP) Preferred Stock as explained further in Note 18 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Common shares outstanding were 526 million at December 31, 2010 and 462 million at December 31, 2009. Our first quarter 2010 common stock offering referred to above drove this increase.

Since our acquisition of National City on December 31, 2008, we have increased total common shareholders’ equity by $12.1 billion, or 69%. We expect to continue to increase our common equity as a proportion of total capital, primarily through growth in retained earnings. Further, we believe that we have ample capital capacity to support growth in our businesses and to consider increases in the amount of capital we return to our shareholders, subject to obtaining necessary regulatory approvals.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares in 2010 under this program and were restricted from doing so under the TARP Capital Purchase Program prior to our February 2010 redemption of the Series N Preferred Stock. See “Supervision And Regulation” in Item 1 of this Report for further information concerning restrictions on dividends and stock repurchases, including the impact of the Federal Reserve’s current supervisory assessment of capital adequacy.

Risk-Based Capital

Dollars in millions	Dec. 31 2010	Dec. 31 2009
Capital components
Shareholders’ equity
Common	$29,596	$21,967
Preferred	646	7,975
Trust preferred capital securities	2,907	2,996
Noncontrolling interests	1,351	1,611
Goodwill and other intangible assets	(9,053)	(10,652)
Eligible deferred income taxes on goodwill and other intangible assets	461	738
Pension, other postretirement benefit plan adjustments	380	542
Net unrealized securities losses, after-tax	550	1,575
Net unrealized losses (gains) on cash flow hedge derivatives, after-tax	(522)	(166)
Other	(224)	(63)
Tier 1 risk-based capital	26,092	26,523
Subordinated debt	4,899	5,356
Eligible allowance for credit losses	2,733	2,934
Total risk-based capital	$33,724	$34,813
Tier 1 common capital
Tier 1 risk-based capital	$26,092	$26,523
Preferred equity	(646)	(7,975)
Trust preferred capital securities	(2,907)	(2,996)
Noncontrolling interests	(1,351)	(1,611)
Tier 1 common capital	$21,188	$13,941
Assets
Risk-weighted assets, including off- balance sheet instruments and market risk equivalent assets	$216,283	$232,257
Adjusted average total assets	254,693	263,103
Capital ratios
Tier 1 common	9.8%	6.0%
Tier 1 risk-based	12.1	11.4
Total risk-based	15.6	15.0
Leverage	10.2	10.1

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through the economic downturn. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although this metric is not provided for in the regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our December 31, 2010 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, PNC will evaluate its alternatives, including the potential for early redemption of some or all of its trust preferred securities, based on such considerations it may consider relevant, including dividend rates, the specifics of the future capital requirements, capital market conditions and other factors. PNC is also subject to replacement capital covenants with respect to certain of its trust preferred securities as discussed in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Our Tier 1 common capital ratio was 9.8% at December 31, 2010, an increase of 380 basis points compared with 6.0% at December 31, 2009. Our Tier 1 risk-based capital ratio increased 70 basis points to 12.1% at December 31, 2010 from 11.4% at December 31, 2009. Increases in both ratios were attributable to retention of earnings in 2010, the first quarter 2010 equity offering, the third quarter 2010 sale of GIS, and lower risk-weighted assets. The increases in the Tier 1 risk-based capital ratio noted above were offset by the impact of the $7.6 billion first quarter 2010 redemption of the Series N (TARP) Preferred Stock. See Note 18 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding the Series N Preferred Stock redemption.

At December 31, 2010, PNC Bank, N.A., our domestic bank subsidiary, was considered “well capitalized” based on US regulatory capital ratio requirements. To qualify as “well-capitalized”, regulators currently require banks to maintain capital ratios of at least 6% for tier 1 risk-based, 10% for total risk-based, and 5% for leverage. See the Supervision And Regulation section of Item 1 of this Report and Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. We believe PNC Bank, N.A. will continue to meet these requirements during 2011.

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

OFF-BALANCE SHEET

ARRANGEMENTS AND

VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review,
•	Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements included in Item 8 of this Report,
•	Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements included in Item 8 of this Report, and
•	Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

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

The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of December 31, 2010 and December 31, 2009, respectively.

Consolidated VIEs – Carrying Value (a)

December 31, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$2	$2
Interest-earning deposits with banks		$284	4	288
Investment securities	$192			192
Loans	2,520	2,125		4,645
Allowance for loan and lease losses		(183)		(183)
Equity investments			1,177	1,177
Other assets	271	9	396	676
Total assets	$2,983	$2,235	$1,579	$6,797
Liabilities
Other borrowed funds	$2,715	$523	$116	$3,354
Accrued expenses		9	79	88
Other liabilities	268		188	456
Total liabilities	$2,983	$532	$383	$3,898
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts reported primarily represent LIHTC investments.

Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities
December 31, 2010
Market Street	$3,584	$3,588
Credit Card Securitization Trust	2,269	1,004
Tax Credit Investments (a)	1,590	420
December 31, 2009
Tax Credit Investments (a)	$1,933	$808
Credit Risk Transfer Transaction	860	860
(a)	Amounts reported primarily represent LIHTC investments.

Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to elimination of intercompany assets and liabilities held by the consolidated VIE.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss		Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2010
Tax Credit Investments (a)	$4,086	$2,258	$782		$782	(c)	$301	(d)
Commercial Mortgage-Backed Securitizations (b)	79,142	79,142	2,068		2,068	(e)
Residential Mortgage-Backed Securitizations (b)	42,986	42,986	2,203		2,199	(e)	4	(d)
Collateralized Debt Obligations	18		1		1	(c)
Total	$126,232	$124,386	$5,054		$5,050		$305

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2009
Market Street	$3,698	$3,718	$6,155	(f)
Tax Credit Investments (a)	1,786	1,156	743
Collateralized Debt Obligations	23		2
Total	$5,507	$4,874	$6,900
(a)	Amounts reported primarily represent LIHTC investments. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired partnerships.
(b)	Amounts reported reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities in the Notes to Consolidated Financial Statements in Item 8 of this Report and values disclosed represent our maximum exposure to loss for those securities’ holdings.

(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(f)	PNC’s risk of loss consisted of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2009.

Market Street

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2009 and 2010, Market Street met all of its funding needs through the issuance of commercial paper.

Market Street commercial paper outstanding was $2.7 billion at December 31, 2010 and $3.1 billion at December 31, 2009. The weighted average maturity of the commercial paper was 36 days at December 31, 2010 and December 31, 2009.

During 2009, PNC Capital Markets LLC, acting as a placement agent for Market Street, held a maximum daily position in Market Street commercial paper of $135 million with an average balance of $19 million. PNC Capital Markets LLC owned no Market Street commercial paper at December 31, 2010 and December 31, 2009. PNC Bank, N.A. made no purchases of Market Street commercial paper during 2010.

Assets of Market Street (a)

In millions	Outstanding	Commitments	Weighted Average Remaining Maturity In Years
December 31, 2009
Trade receivables	$1,551	$4,105	2.0
Automobile financing	480	480	4.2
Auto fleet leasing	412	543	.9
Collateralized loan obligations	126	150	.4
Residential mortgage	13	13	26.0
Other	534	567	1.7
Cash and miscellaneous receivables	582
Total	$3,698	$5,858	2.1
(a)	Market Street did not recognize an asset impairment charge or experience any material rating downgrades during 2009.

Market Street Commitments by Credit Rating (a)

	December 31, 2010	December 31, 2009
AAA/Aaa	26%	14%
AA/Aa	60	50
A/A	13	34
BBB/Baa	1	2
Total	100%	100%
(a)	All facilities are structured to meet rating agency standards for applicable rating levels, however, the majority of our facilities are not explicitly rated by the rating agencies.

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

In connection with the closing of the Trust E Securities sale, we agreed that, if we have given notice of our election to defer interest payments on the JSNs or a related deferral period is continuing, then PNC would be subject during such period to restrictions on dividends and other provisions protecting the status of the JSN debenture holder similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements included in Item 8 of this Report. PNC Capital Trusts C and D have similar protective provisions with respect to $500 million in principal amount of junior subordinated debentures. Also, in connection with the closing of the Trust E Securities sale, we entered into a replacement capital covenant, which is described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Acquired Entity Trust Preferred Securities

As a result of the National City acquisition, we assumed obligations with respect to $2.4 billion in principal amount of junior subordinated debentures issued by the acquired entity. As a result of the Mercantile, Yardville and Sterling acquisitions, we assumed obligations with respect to $158 million in principal amount of junior subordinated debentures issued by the acquired entities. As described in Note 13

Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report, in September 2010 and October 2010 we redeemed $71 million and $10 million, respectively, in principal amounts related to the junior subordinated debentures issued by the acquired entities. Under the terms of the outstanding debentures, if there is an event of default under the debentures or PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts or there is a default under PNC’s guarantee of such payment obligations, PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

As more fully described in our 2009 Form 10-K, we were subject to replacement capital covenants with respect to four tranches of junior subordinated debentures inherited from National City as well as a replacement capital covenant with respect to our Series L Preferred Stock. As a result of a successful consent solicitation of the holders of our 6.875% Subordinated Notes due May 15, 2019, we terminated the replacement capital covenants with respect to these four tranches of junior subordinated debentures and our Series L Preferred Stock on November 5, 2010. Termination of the replacement capital covenants allows PNC to call such junior subordinated debt and the Series L Preferred Stock at our discretion, subject to any required regulatory approval.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information regarding fair value.

Assets recorded at fair value represented 27% and 23% of total assets at December 31, 2010 and December 31, 2009, respectively. The increase in the percentage compared with the prior year end was primarily due to increases in securities available for sale and financial derivatives. Liabilities recorded at fair value represented 3% and 2% of total liabilities at December 31, 2010 and December 31, 2009, respectively.

The following table includes the assets and liabilities measured at fair value and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

	Dec. 31, 2010		Dec. 31, 2009
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Assets
Securities available for sale	$57,310	$8,583	$50,798	$9,933
Financial derivatives	5,757	77	3,916	50
Residential mortgage loans held for sale	1,878		1,012
Trading securities	1,826	69	2,124	89
Residential mortgage servicing rights	1,033	1,033	1,332	1,332
Commercial mortgage loans held for sale	877	877	1,050	1,050
Equity investments	1,384	1,384	1,188	1,188
Customer resale agreements	866		990
Loans	116	2	107
Other assets	853	403	716	509
Total assets	$71,900	$12,428	$63,233	$14,151
Level 3 assets as a percentage of total assets at fair value		17%		22%
Level 3 assets as a percentage of consolidated assets		5%		5%
Liabilities
Financial derivatives	$4,935	$460	$3,839	$506
Trading securities sold short	2,530		1,344
Other liabilities	6		6
Total liabilities	$7,471	$460	$5,189	$506
Level 3 liabilities as a percentage of total liabilities at fair value		6%		10%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the available for sale securities portfolio for which there was a lack of observable trading activity.

During 2010, no significant transfers of assets or liabilities between the hierarchy levels occurred.

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Distressed Assets Portfolio

Once we entered into an agreement to sell GIS, it was no longer a reportable business segment. We sold GIS on July 1, 2010.

Business segment results, including inter-segment revenues, and a description of each business are included in Note 25 Segment Reporting included in the Notes To Consolidated Financial Statements of Item 8 this Report. Certain amounts included in this Item 7 differ from those amounts shown in Note 25 primarily due to the presentation in this Item 7 of business net interest revenue on a taxable-equivalent basis.

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

We have allocated the ALLL and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the business segment loan portfolios. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through June 30, 2010 and the related after-tax gain on sale in third quarter 2010 that are reflected in discontinued operations. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Period-end Employees

	Dec. 31 2010	Dec. 31 2009
Full-time employees
Retail Banking	20,925	21,416
Corporate & Institutional Banking	3,756	3,746
Asset Management Group	3,001	2,969
Residential Mortgage Banking	3,539	3,267
Distressed Assets Portfolio	167	175
Other
Operations & Technology	8,712	9,249
Staff Services and other (a)	4,717	8,939
Total Other	13,429	18,188
Total full-time employees	44,817	49,761
Retail Banking part-time employees	4,965	4,737
Other part-time employees	987	1,322
Total part-time employees	5,952	6,059
Total	50,769	55,820
(a)	Includes employees of GIS 4,450 at December 31, 2009. We sold GIS effective July 1, 2010.

Employee data as reported by each business segment in the table above reflects staff directly employed by the respective businesses and excludes operations, technology and staff services employees reported in the Other segment. Total employees have decreased since December 31, 2009 primarily as a result of the sale of GIS.

Results Of Businesses – Summary

(Unaudited)

	Income (Loss)		Revenue		Average Assets (a)
Year ended December 31- in millions	2010	2009	2010	2009	2010	2009
Retail Banking (b)	$140	$136	$5,376	$5,721	$67,024	$65,320
Corporate & Institutional Banking	1,770	1,190	4,908	5,266	77,467	84,689
Asset Management Group	141	105	890	919	7,022	7,320
Residential Mortgage Banking	275	435	1,003	1,328	9,247	8,420
BlackRock	351	207	462	262	5,428	6,249
Distressed Assets Portfolio	(64)	84	1,125	1,153	17,517	22,844
Total business segments	2,613	2,157	13,764	14,649	183,705	194,842
Other (b) (c) (d)	411	201	1,412	1,579	81,197	82,034
Income from continuing operations before noncontrolling interests (e)	$3,024	$2,358	$15,176	$16,228	$264,902	$276,876
(a)	Period-end balances for BlackRock.
(b)	Amounts for 2009 include the results of the 61 branches prior to their divestiture in early September 2009.
(c)	For our segment reporting presentation in this Financial Review, “Other” earnings and revenue for 2010 include a $102 million after-tax ($160 million pretax) gain related to our gain on the sale of a portion of our investment in BlackRock stock as part of a BlackRock secondary common stock offering in November 2010 and “Other” earnings for 2010 also includes $251 million of after-tax ($387 million pretax) integration costs primarily related to National City. “Other” earnings and revenue for 2009 include a $687 million after-tax ($1.076 billion pretax) gain related to the BlackRock/BGI transaction and “Other” earnings for 2009 also includes $274 million of after-tax ($421 million pretax) integration costs primarily related to National City.
(d)	“Other” average assets include investment securities associated with asset and liability management activities.
(e)	Amounts are presented on a continuing operations basis and therefore exclude the earnings, revenue, and assets of GIS, including the third quarter 2010 gain on sale of GIS.

RETAIL BANKING

(Unaudited)

Year ended December 31 Dollars in millions	2010 (a)	2009 (b)
INCOME STATEMENT
Net interest income	$3,433	$3,522
Noninterest income
Service charges on deposits	681	930
Brokerage	212	245
Consumer services	912	886
Other	138	138
Total noninterest income	1,943	2,199
Total revenue	5,376	5,721
Provision for credit losses	1,103	1,330
Noninterest expense	4,054	4,169
Pretax earnings	219	222
Income taxes	79	86
Earnings	$140	$136
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$26,450	$27,403
Indirect	3,973	4,036
Education	8,497	5,625
Credit cards	3,938	2,239
Other consumer	1,804	1,791
Total consumer	44,662	41,094
Commercial and commercial real estate	11,208	12,306
Floor plan	1,336	1,264
Residential mortgage	1,599	2,064
Total loans	58,805	56,728
Goodwill and other intangible assets	5,861	5,842
Other assets	2,358	2,750
Total assets	$67,024	$65,320
Deposits
Noninterest-bearing demand	$17,223	$16,308
Interest-bearing demand	19,776	18,357
Money market	40,125	39,394
Total transaction deposits	77,124	74,059
Savings	6,938	6,610
Certificates of deposit	41,539	53,145
Total deposits	125,601	133,814
Other liabilities and borrowings	1,477	51
Capital	8,132	8,497
Total liabilities and equity	$135,210	$142,362
PERFORMANCE RATIOS
Return on average capital	2%	2%
Return on average assets	.21	.21
Noninterest income to total revenue	36	38
Efficiency	75	73
OTHER INFORMATION (C)
Credit-related statistics:
Commercial nonperforming assets	$297	$324
Consumer nonperforming assets	422	284
Total nonperforming assets (d)	$719	$608
Impaired loans (e)	$895	$1,056
Commercial lending net charge-offs	$330	$415
Credit card lending net charge-offs	316	209
Consumer lending (excluding credit card) net charge-offs	424	402
Total net charge-offs	$1,070	$1,026

At December 31 Dollars in millions, except as noted	2010 (a)	2009(b)
OTHER INFORMATION (CONTINUED) (c)
Commercial lending net charge-off ratio	2.63%	3.06%
Credit card net charge-off ratio	8.02%	9.33%
Consumer lending (excluding credit card) net charge-off ratio	1.00%	.98%
Total net charge-off ratio	1.82%	1.81%
Other statistics:
ATMs	6,673	6,473
Branches (f)	2,470	2,513
Home equity portfolio credit statistics:
% of first lien positions (g)	36%	35%
Weighted average loan-to-value ratios (g)	73%	74%
Weighted average FICO scores (h)	726	727
Net charge-off ratio	.90%	.75%
Loans 30 – 59 days past due	.49%	.49%
Loans 60 – 89 days past due	.30%	.29%
Loans 90 days past due	1.02%	.76%
Customer-related statistics:
Retail Banking checking relationships (i)	5,465,000	5,390,000
Retail online banking active customers	3,057,000	2,743,000
Retail online bill payment active customers	977,000	780,000
Brokerage statistics:
Financial consultants (j)	694	704
Full service brokerage offices	34	40
Brokerage account assets (billions)	$33	$32
(a)	Information for 2010 reflects the impact of the consolidation in our financial statements for the securitized credit card portfolio of approximately $1.6 billion of credit card loans as of January 1, 2010.
(b)	PNC completed the required divestiture of 61 branches in early September 2009. Amounts for periods prior to the divestitures include the impact of those branches.
(c)	Presented as of December 31 except for net charge-offs and net charge-off ratios, which are for the year ended.
(d)	Includes nonperforming loans of $694 million at December 31, 2010 and $597 million at December 31, 2009.
(e)	Recorded investment of purchased impaired loans related to acquisitions.
(f)	Excludes certain satellite branches that provide limited products and/or services.
(g)	Includes loans from acquired portfolios for which lien position and loan-to-value information is not available.
(h)	Represents the most recent FICO scores we have on file.
(i)	Retail checking relationships for prior periods have been adjusted to be consistent with the current period presentation. The prior amounts were refined subsequent to completion of application system conversion activities related to the National City acquisition.
(j)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.

Retail Banking earned $140 million for 2010 compared with $136 million in 2009. Earnings were primarily driven by a decrease in the provision for credit losses due to improved credit quality and lower noninterest expense from acquisition cost savings. These factors were partially offset by a decline in revenue related to the implementation of Regulation E rules related to overdraft fees and the impact of the low interest rate environment. Retail Banking continued to maintain its focus on growing customers and deposits, improving customer and employee satisfaction, investing in the business for future growth, and disciplined expense management during this period of market and economic uncertainty.

Information for 2010 reflects the impact of the consolidation in our financial statements of the securitized credit card portfolio of approximately $1.6 billion of credit card loans as of January 1, 2010. This consolidation impacted primarily the loan, borrowings, and other liabilities categories on the balance sheet and nearly all major categories of our income statement.

In January 2011, PNC reached a definitive agreement to acquire 19 branches and the associated deposits from BankAtlantic Bancorp, Inc. located in the Tampa, Florida area. The transaction is expected to close in June 2011, subject to regulatory approval and customary closing conditions. PNC will convert the branches and customer accounts to the PNC brand and systems at that time. This transaction is expected to provide Retail Banking with the opportunity to establish a foothold in the Tampa area and leverage those branches to help grow other business activities, such as wealth management and corporate banking.

Highlights of Retail Banking’s performance for 2010 include the following:

•

PNC successfully completed the conversion of customers at over 1,300 branches across nine states from National City Bank to PNC, providing further growth opportunities throughout our expanded footprint.

•

Success in implementing Retail Banking’s deposit strategy resulted in growth in average demand deposits of $2.3 billion, or 7%, over the prior year. Excluding approximately $0.7 billion of average demand deposits from 2009 balances related to the 61 required branch divestitures completed in early September 2009, average demand deposits increased $3.0 billion, or 9%, over the prior year.

•

For the second consecutive year, the Retail Bank was named a Gallup Great WorkPlace Award Winner. PNC was the only U.S. Bank to be recognized. This recognition reflects our commitment to having an engaged workforce and a unified culture.

•

Implementing the business model in the acquired markets and building on strengths in the core franchise resulted in the growth of 75,000 checking relationships in 2010, a solid gain considering the first half of the year was dominated by the customer conversion process and 2010 was a difficult environment. The majority of this growth came in the second half of the year as strength in customer retention from the converted markets was coupled with sales momentum in channels and products such as Workplace and University Banking and Virtual Wallet. Our investment in online banking capabilities continued to pay off as active online bill payment customers grew by 25% in 2010.
•

PNC’s expansive branch footprint covers nearly one-third of the U.S. population with a network of 2,470 branches and 6,673 ATM machines at December 31, 2010. We continued to invest in the branch network. In 2010, we opened 21 traditional and 27 in-store branches, and consolidated 91 branches. The decrease in branches was primarily driven by acquisition-related branch consolidations.

Total revenue for 2010 was $5.4 billion compared with $5.7 billion in 2009. Net interest income of $3.4 billion declined $89 million compared with 2009. Net interest income was negatively impacted by lower interest credits assigned to deposits, reflective of the rate environment, and benefited from the consolidation of the securitized credit card portfolio, higher transaction deposits, and increased education loans.

Noninterest income for 2010 was $1.9 billion, a decline of $256 million over the prior year. The decrease was due to a decrease in service charges on deposits related to lower overdraft fees, the negative impact of the consolidation of the securitized credit card portfolio, lower brokerage fees, and the impact of the required branch divestitures partially offset by, higher transaction volume-related fees within consumer services.

In 2010, Retail Banking revenues were negatively impacted by the implementation of new federal regulations. These regulations include: 1) the new rules set forth in Regulation E related to overdraft fees, 2) the Credit CARD Act of 2009, and 3) the education lending portions of the Health Care and Education Reconciliation Act of 2010 (HCERA).

The negative impact of Regulation E on revenue for 2010 was approximately $145 million. Additionally, the Credit CARD Act had a negative impact on revenue of approximately $75 million, largely in net interest income. These estimates do not include additional impacts to revenue for other changes that were made in 2010 responding to market conditions, or other/additional regulatory requirements, or any offsetting impact of changes to products and/or pricing.

The education lending business was adversely impacted by provisions of HCERA that went into effect on July 1, 2010. The law essentially eliminates the Federal Family Education Loan Program (FFELP), the federally guaranteed portion of this business available to private lenders. We originated $2.6 billion of federally guaranteed loans under FFELP in 2009 and $1.0 billion in 2010, the majority of which were originated in the first half of the year. We plan to continue to provide private education loans as another source of funding for students and families.

Additionally, in 2011 Retail Banking revenue is expected to continue to be negatively impacted by the rules set forth in

Regulation E related to overdraft fees and to be negatively impacted by the potential limits related to interchange rates on debit card transactions proposed in Dodd-Frank. The incremental negative impact of these two aspects of regulatory reform on fees may be approximately $400 million in 2011 if limits to interchange rates are implemented consistent with rules currently proposed by the Federal Reserve Board. Changes in the proposed interchange rules could impact this estimate. Further, this estimate does not include any additional impact to revenue of other or additional regulatory requirements. There could be other aspects of regulatory reform that further impact these or other areas of our business as regulatory agencies, including the new CFPB, issue proposed and final regulations pursuant to Dodd-Frank and other legislation. See additional information regarding legislative and regulatory developments in the Executive Summary section of this Item 7.

The provision for credit losses was $1.1 billion in 2010 compared with $1.3 billion in 2009. Net charge-offs were $1.1 billion in 2010 and essentially flat when compared with the same period last year. These comparisons both benefited from overall improved credit quality which was partially offset by the previously mentioned consolidation of $1.6 billion in credit card loans as of January 1, 2010. Credit quality has shown signs of stabilization during 2010 with a declining net charge-off trend in each of the last four quarters. The improvement in net charge-off trends was predominately driven by the small business commercial lending and credit card portfolios. The increase in non-performing assets over the prior year was primarily due to an increase in modified loans reflecting continued efforts to work with borrowers experiencing financial difficulties.

Noninterest expense for the year declined $115 million from the same period last year. Expenses were well-managed as continued investments in distribution channels were more than offset by acquisition cost savings and the required branch divestitures.

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

In 2010, average total deposits decreased $8.2 billion, or 6%, compared with 2009.

•	Average demand deposits increased $2.3 billion, or 7%, over 2009. The increase was primarily driven by customer growth and customer preferences for liquidity.
•

Average money market deposits increased $731 million, or 2%, from 2009. The increase was primarily due to core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•

In 2010, average certificates of deposit decreased $11.6 billion from last year. This decline is expected to continue in 2011, although at a slower pace, due to the continued run off of higher rate certificates of deposit that were primarily obtained through the National City acquisition.

Currently, we plan to maintain our focus on a relationship-based lending strategy that targets specific customer sectors (mass consumers, homeowners, students, small businesses and auto dealerships) and our moderate risk lending approach. In 2010, average total loans were $58.8 billion, an increase of $2.1 billion, or 4%, over last year.

•

Average education loans grew $2.9 billion compared with 2009 primarily due to increases in federal loan volumes as a result of non-bank competitors exiting from the business, portfolio purchases, and the impact of our current strategy of holding education loans on the balance sheet. As previously noted, the federally guaranteed portion of this business was essentially eliminated going forward beginning July 1, 2010 due to HCERA.

•	Average credit card balances increased $1.7 billion over 2009. The increase was primarily the result of the consolidation of the securitized credit card portfolio effective January 1, 2010.
•

Average home equity loans declined $953 million over 2009. Consumer loan demand remained soft in the current economic climate. The decline is driven by loan demand being outpaced by paydowns, refinancings, and charge-offs. Retail Banking’s home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average commercial and commercial real estate loans declined $1.1 billion compared with 2009. The decline was primarily due to loan demand being outpaced by refinancings, paydowns, charge-offs and the required branch divestitures (approximately $0.2 billion of the decline on average).

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Year ended December 31 Dollars in millions except as noted	2010 (a)	2009
INCOME STATEMENT
Net interest income	$3,545	$3,833
Noninterest income
Corporate service fees	961	915
Other	402	518
Noninterest income	1,363	1,433
Total revenue	4,908	5,266
Provision for credit losses	303	1,603
Noninterest expense	1,817	1,800
Pretax earnings	2,788	1,863
Income taxes	1,018	673
Earnings	$1,770	$1,190
AVERAGE BALANCE SHEET
Loans
Commercial	$32,717	$37,426
Commercial real estate	16,466	19,195
Commercial – real estate related	3,076	3,772
Asset-based lending	6,318	6,344
Equipment lease financing	5,484	5,390
Total loans	64,061	72,127
Goodwill and other intangible assets	3,613	3,583
Loans held for sale	1,473	1,679
Other assets	8,320	7,300
Total assets	$77,467	$84,689
Deposits
Noninterest-bearing demand	$24,713	$19,948
Money market	12,153	9,697
Other	6,980	7,911
Total deposits	43,846	37,556
Other liabilities	11,949	9,118
Capital	7,598	7,837
Total liabilities and equity	$63,393	$54,511

Corporate & Institutional Banking earned a record $1.8 billion in 2010 compared with $1.2 billion 2009. The increase in earnings primarily resulted from a decrease in the provision for credit losses somewhat offset by lower net interest income driven mainly by lower loan balances. We continued to focus on adding new clients and increased our cross selling to serve our clients needs, particularly in the western markets, and remained committed to strong expense discipline.

Year ended December 31 Dollars in millions except as noted	2010 (a)	2009
PERFORMANCE RATIOS
Return on average capital	23%	15%
Return on average assets	2.28	1.41
Noninterest income to total revenue	28	27
Efficiency	37	34
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$287	$270
Acquisitions/additions	35	50
Repayments/transfers	(56)	(33)
End of period	$266	$287
OTHER INFORMATION
Consolidated revenue from: (b)
Treasury Management	$1,225	$1,137
Capital Markets	$618	$533
Commercial mortgage loans held for sale (c)	$58	$205
Commercial mortgage loan servicing (d)	204	280
Total commercial mortgage banking activities	$262	$485
Total loans (e)	$63,609	$66,206
Net carrying amount of commercial mortgage servicing rights (e)	$665	$921
Credit-related statistics:
Nonperforming assets (e) (f)	$2,594	$3,167
Impaired loans (e) (g)	$714	$1,075
Net charge-offs	$1,074	$1,052
(a)	Information as of year ended December 31, 2010 reflects the impact of the consolidation in our financial statements of Market Street effective January 1, 2010. Includes $1.5 billion of loans, net of eliminations, and $2.6 billion of commercial paper borrowings included in Other liabilities.
(b)	Represents consolidated PNC amounts.
(c)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(d)	Includes net interest income and noninterest income from loan servicing and ancillary services and commercial mortgage servicing rights valuations.
(e)	At December 31.
(f)	Includes nonperforming loans of $2.4 billion at December 31, 2010 and $3.0 billion at December 31, 2009.
(g)	Recorded investment of purchased impaired loans related to acquisitions.

Highlights of Corporate & Institutional Banking performance during 2010 include:

•	Achieved record client growth as new customers were added at approximately twice the pace of any previous year. We added more than 1,100 new clients.
•	Successfully completed the conversion of over 12,000 customers which resulted in a significant increase in cross sales opportunities, particularly in the western markets.
•	Treasury Management delivered record revenue for the year and grew favorably when compared to the industry average.
•	Some of the largest Capital Markets transactions in the history of PNC were recorded in 2010 which contributed to a record year in revenue earned for this business.
•

Midland Loan Services, one of the leading third-party providers of servicing for the commercial real estate industry, received the highest US servicer and special servicer ratings from Fitch Ratings and Standard & Poor’s and is in its 11th consecutive year of achieving these ratings.

•

Midland was the number one servicer of FNMA and FHLMC loans and was the second leading servicer of commercial and multifamily loans by volume as of December 31, 2010 according to Mortgage Bankers Association.

•	Greenwich Associates awarded PNC the 2010 Excellence Awards in Middle Market Banking for Financial Stability and in Treasury Management for Customer Service.

Net interest income for 2010 was $3.5 billion, a decrease of $288 million from 2009, due to a decrease in average loans and lower interest credits assigned to deposits.

Corporate service fees were $961 million for 2010, an increase of $46 million over 2009 primarily due to higher merger and acquisition advisory and ancillary commercial mortgage servicing fees. This increase was partially offset by a reduction in the value of commercial mortgage servicing rights driven by lower interest rates. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

•

Our Treasury Management business, which is ranked in the top ten nationally, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare. The healthcare initiative is designed to help provide our customers opportunities to reduce operating costs. Healthcare-related revenues in 2010 increased over 25% from 2009.

•

Harris Williams is one of the nation’s largest and most successful mergers and acquisitions advisory teams focused exclusively on the middle markets. Revenues increased over $80 million in 2010 compared with 2009 on higher deal activity driven by the improved financing environment. Harris Williams established its first overseas operation in London during 2010.

Other noninterest income was $402 million for 2010, a decrease of $116 million from 2009 primarily due to a decline in the income associated with commercial mortgage loans held for sale, net of hedges, and the sale of the duplicative agency servicing operation in the second quarter of 2010.

The provision for credit losses was $303 million in 2010 compared with $1.6 billion in 2009. The decline reflected improvements in portfolio credit quality along with lower loan and commitment levels. Net charge-offs for 2010 of $1.1 billion increased 2% compared with 2009. Nonperforming assets were $2.6 billion in 2010, down from $3.2 billion in 2009.

Noninterest expense was $1.8 billion for both 2010 and 2009. Increases in compensation costs related to revenue and credit-related expenses were essentially offset by the impact of the sale of the duplicative agency servicing operation in the second quarter of 2010.

Average loans were $64 billion for 2010 compared with $72 billion in 2009. Excluding the impact of the 2010 Market Street consolidation, which contributed $2 billion to average loans in 2010, average loans decreased $10 billion or 13% compared with 2009. The decrease was due to exits of certain client relationships combined with continued soft new loan originations and utilization rates.

•

PNC Real Estate provides commercial real estate and real-estate related lending and is one of the industry’s largest providers of both conventional and affordable multifamily financing. Commercial real estate loans declined in 2010 due to reduced demand, paydowns and charge-offs.

•

Business Credit is one of the largest asset-based lenders in the country. It expanded its operations with the acquisition of an asset-based lending group in the United Kingdom which was completed in November 2010. Total loans acquired were approximately $300 million.

•

PNC Equipment Finance is the 6th largest bank-affiliated leasing company with over $9 billion in equipment finance assets. Average loans and leases declined approximately $.2 billion for 2010 compared with 2009 due to runoff and sales of non-strategic portfolios more than offsetting portfolio acquisitions and improved origination volumes within our middle market customer base.

Average deposits were $43.8 billion for 2010, an increase of $6.3 billion, or 17%, compared with 2009. During 2010, customers continued to move balances to noninterest-bearing demand deposits to maintain liquidity.

The commercial mortgage servicing portfolio was $266 billion at December 31, 2010 compared with $287 billion at December 31, 2009. The decrease was driven by the sale during the second quarter of 2010 of a duplicative agency servicing operation acquired with National City.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities on page 32.

ASSET MANAGEMENT GROUP

(Unaudited)

Year ended December 31 Dollars in millions except as noted	2010	2009
INCOME STATEMENT
Net interest income	$263	$308
Noninterest income	627	611
Total revenue	890	919
Provision for credit losses	20	97
Noninterest expense	647	654
Pretax earnings	223	168
Income taxes	82	63
Earnings	$141	$105
AVERAGE BALANCE SHEET
Loans
Consumer	$4,026	$3,957
Commercial and commercial real estate	1,501	1,639
Residential mortgage	850	1,078
Total loans	6,377	6,674
Goodwill and other intangible assets	399	407
Other assets	246	239
Total assets	$7,022	$7,320
Deposits
Noninterest-bearing demand	$1,324	$1,091
Interest-bearing demand	1,835	1,582
Money market	3,283	3,208
Total transaction deposits	6,442	5,881
Certificates of deposit and other	748	1,076
Total deposits	7,190	6,957
Other liabilities	89	104
Capital	534	569
Total liabilities and equity	$7,813	$7,630
PERFORMANCE RATIOS
Return on average capital	26%	18%
Return on average assets	2.01	1.43
Noninterest income to total revenue	70	66
Efficiency	73	71
OTHER INFORMATION
Total nonperforming assets (a) (b)	$90	$155
Impaired loans (a) (c)	$146	$198
Total net charge-offs	$42	$63

Year ended December 31 Dollars in millions except as noted	2010	2009
ASSETS UNDER ADMINISTRATION
(in billions) (a) (d)
Personal	$99	$94
Institutional	113	111
Total	$212	$205
Asset Type
Equity	$115	$100
Fixed Income	63	58
Liquidity/Other	34	47
Total	$212	$205
Discretionary assets under management
Personal	$69	$67
Institutional	39	36
Total	$108	$103
Asset Type
Equity	$55	$49
Fixed Income	36	34
Liquidity/Other	17	20
Total	$108	$103
Nondiscretionary assets under administration
Personal	$30	$27
Institutional	74	75
Total	$104	$102
Asset Type
Equity	$60	$51
Fixed Income	27	24
Liquidity/Other	17	27
Total	$104	$102
(a)	As of December 31.
(b)	Includes nonperforming loans of $82 million at December 31, 2010 and $149 million at December 31, 2009.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

Asset Management Group earned $141 million for 2010 compared with $105 million for 2009. The increase reflected a lower provision for credit losses due to improved credit quality and increased noninterest income from higher equity markets and new client growth. These increases were partially offset by lower net interest income from lower loan yields. The business delivered strong performance in 2010 as it remained focused on new client acquisition, client asset growth and expense discipline.

Highlights of Asset Management Group’s performance during 2010 include the following:

•	Successfully executed its National City trust system and banking conversions while maintaining high client satisfaction and retention,
•	Achieved exceptional new sales and client acquisition levels for the Group,
•	Improved credit quality and performance, and
•	Exceeded expense management targets while investing in strategic growth initiatives.

Assets under administration of $212 billion at December 31, 2010 increased $7 billion compared with the balance at December 31, 2009. Discretionary assets under management of $108 billion at December 31, 2010 increased $5 billion or 5 percent compared with the balance at December 31, 2009 due to higher equity markets and strong sales performance. Nondiscretionary assets under administration of $104 billion increased $2 billion or 2 percent from 2009.

Total revenue for 2010 was $890 million compared with $919 million for 2009. Net interest income for 2010 decreased $45 million compared with 2009, primarily due to a reduction in higher yield loans. Noninterest income of $627 million for 2010 increased $16 million compared with 2009 as the impacts of strong sales results and the improved equity markets were partially offset by the strategic exit of noncore businesses.

The provision for credit losses was $20 million for 2010 compared with $97 million for 2009. Net charge-offs were $42 million for 2010 and $63 million for the 2009. Credit quality showed signs of stabilization in 2010.

Noninterest expense of $647 million in 2010 decreased slightly from 2009. The decline is attributable to disciplined expense management and integration-related initiatives partially offset by strategic investments in the business.

Total average deposits for 2010 increased $233 million, or 3%, from 2009 as a 10% increase in transaction deposits more than offset the strategic exit of higher rate certificates of deposit. Total average loans decreased $297 million, or 4%, from 2009 as growth in consumer loans was more than offset by a decline in other loan categories.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Year ended December 31 Dollars in millions, except as noted	2010	2009
INCOME STATEMENT
Net interest income	$267	$332
Noninterest income
Loan servicing revenue
Servicing fees	242	222
Net MSR hedging gains	245	355
Loan sales revenue	231	435
Other	18	(16)
Total noninterest income	736	996
Total revenue	1,003	1,328
Provision for (recoveries of) credit losses	5	(4)
Noninterest expense	565	632
Pretax earnings	433	700
Income taxes	158	265
Earnings	$275	$435
AVERAGE BALANCE SHEET
Portfolio loans	$2,649	$1,957
Loans held for sale	1,322	2,204
Mortgage servicing rights (MSR)	1,017	1,297
Other assets	4,259	2,962
Total assets	$9,247	$8,420
Deposits	$2,716	$4,135
Borrowings and other liabilities	2,823	2,924
Capital	1,200	1,359
Total liabilities and equity	$6,739	$8,418
PERFORMANCE RATIOS
Return on average capital	23%	32%
Return on average assets	2.97	5.17
Noninterest income to total revenue	73	75
Efficiency	56	48
RESIDENTIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$145	$173
Acquisitions/additions	10	20
Repayments/transfers	(30)	(40)
Servicing sale		(8)
End of period	$125	$145
Servicing portfolio statistics: (a)
Fixed rate	89%	88%
Adjustable rate/balloon	11%	12%
Weighted average interest rate	5.62%	5.82%
MSR capitalized value (in billions)	$1.0	$1.3
MSR capitalization value (in basis points)	82	91
Weighted average servicing fee (in basis points)	30	30
OTHER INFORMATION
Loan origination volume (in billions)	$10.5	$19.1
Percentage of originations represented by:
Agency and government programs	99%	97%
Refinance volume	74%	72%
Total nonperforming assets (a) (b)	$349	$370
Impaired loans (a) (c)	$161	$369
(a)	As of December 31.
(b)	Includes nonperforming loans of $109 million at December 31, 2010 and $215 million at December 31, 2009.
(c)	Recorded investment of purchased impaired loans related to acquisitions.

Residential Mortgage Banking earned $275 million for 2010 compared with $435 million in 2009. The decline in earnings was driven by a decrease in loan sales revenue from lower origination volumes and lower net hedging gains on mortgage servicing rights.

Residential Mortgage Banking overview:

•

Total loan originations were $10.5 billion for 2010 compared with $19.1 billion for 2009. Lower mortgage rates in the first half of 2009 resulted in higher loan origination volumes. Loans continued to be primarily originated through direct channels under FNMA, FHLMC and FHA/Veterans’ Administration (VA) agency guidelines.

•

Investors may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable representations. At December 31, 2010, the liability for estimated losses on loan indemnification and repurchase claims for the Residential Mortgage Banking business segment was $144 million compared with $229 million at December 31, 2009. See the Recourse and Repurchase Obligations section of this Item 7 and Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information.

•

Residential mortgage loans serviced for others totaled $125 billion at December 31, 2010 compared with $145 billion at December 31, 2009. Payoffs continued to outpace new direct loan origination volume during 2010.

•	Net interest income was $267 million for 2010 compared with $332 million for 2009. The decrease resulted from lower escrow deposit balances and residential mortgage loans held for sale.

•

Noninterest income was $736 million in 2010 compared with $996 million in 2009. The decline was due to reduced loan sales revenue, net of additional repurchase reserves, reflective of strong loan origination refinance volume in 2009, and lower net hedging gains on mortgage servicing rights.

•

Noninterest expense declined to $565 million in 2010 compared with $632 million in 2009 as lower loan origination volume drove a reduction in expense, partially offset by higher foreclosure costs in 2010.

•

The fair value of mortgage servicing rights was $1.0 billion at December 31, 2010 compared with $1.3 billion at December 31, 2009. The decline in fair value resulted from lower mortgage rates at December 31, 2010 and a smaller servicing portfolio.

BLACKROCK

(Unaudited)

Information related to our equity investment in BlackRock follows:

Year ended December 31 Dollars in millions	2010	2009
Business segment earnings (a)	$351	$207
PNC’s economic interest in BlackRock (b)	20%	24%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At December 31.

In billions	Dec. 31 2010	Dec. 31 2009
Carrying value of PNC’s investment in BlackRock (c)	$5.1	$5.8
Market value of PNC’s investment in BlackRock (d)	6.9	10.1
(c)	The December 31, 2010 amount is comprised of our equity investment of $5.0 billion and $.1 billion of goodwill and accumulated other comprehensive income related to our BlackRock investment. The comparable amounts at December 31, 2009 were $5.7 billion and $.1 billion. PNC accounts for its investment in BlackRock under the equity method of accounting. The investment amounts above are exclusive of a related $1.8 billion deferred tax liability at December 31, 2010 and $1.9 billion deferred tax liability at December 31, 2009.
(d)	Does not include liquidity discount.

BLACKROCK SECONDARY COMMON STOCK OFFERING

During November 2010, BlackRock completed a secondary offering of 58.7 million shares of its common stock at a price per share of $163.00. Of the shares offered, 51.2 million common shares were offered by another BlackRock shareholder and 7.5 million common shares were offered by PNC. The shares offered by PNC were common shares issuable upon conversion of shares of BlackRock’s Series B Preferred Stock. PNC recognized a pretax gain of $160 million in noninterest income during the fourth quarter of 2010 related to our sale of shares of BlackRock common stock in this offering. Also in connection with this offering, PNC converted an additional 11.1 million shares of BlackRock’s Series B Preferred Stock to common stock. Although we elected to adjust our stake in BlackRock, we continue to consider our investment in BlackRock a key component of our diversified revenue strategy.

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

BLACKROCK LTIP AND EXCHANGE AGREEMENTS

PNC’s noninterest income for 2009 included a pretax gain of $98 million related to our BlackRock LTIP shares obligation. This gain represented the mark-to-market adjustment related to our remaining BlackRock LTIP common shares obligation and resulted from the decrease in the market value of BlackRock common shares in that period. Additional information regarding our BlackRock LTIP shares obligation and the Exchange Agreements entered into on December 26, 2008 is included in Note 15 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

On February 27, 2009, PNC’s remaining obligation to deliver BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. PNC acquired 2.9 million shares of Series C Preferred Stock from BlackRock in exchange for common shares on that same date. PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock.

The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report.

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. Our percentage ownership of BlackRock common stock (approximately 25% at December 31, 2010) is higher than our overall share of BlackRock’s equity and earnings. The transactions related to the Exchange Agreements do not affect our right to receive dividends declared by BlackRock.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Year ended December 31 Dollars in millions, except as noted	2010	2009
INCOME STATEMENT
Net interest income	$1,217	$1,079
Noninterest income	(92)	74
Total revenue	1,125	1,153
Provision for credit losses	976	771
Noninterest expense	250	246
Pretax earnings (loss)	(101)	136
Income taxes (benefit)	(37)	52
Earnings (loss)	$(64)	$84
AVERAGE BALANCE SHEET
COMMERCIAL LENDING:
Commercial/Commercial real estate (a)	$2,240	$3,384
Lease financing	781	818
Total commercial lending	3,021	4,202
CONSUMER LENDING:
Consumer (b)	6,240	7,101
Residential real estate	7,585	9,813
Total consumer lending	13,825	16,914
Total portfolio loans	16,846	21,116
Other assets	671	1,728
Total assets	$17,517	$22,844
Deposits	$64	$39
Other liabilities	90	92
Capital	1,321	1,574
Total liabilities and equity	$1,475	$1,705
PERFORMANCE RATIOS
Return on average capital	(5)%	5%
Return on average assets	(.37)	.37
OTHER INFORMATION
Nonperforming assets (c) (d)	$1,243	$1,787
Impaired loans (c) (e)	$5,879	$7,577
Net charge-offs (f)	$677	$544
Net charge-off ratio (f)	4.02%	2.58%
LOANS (c)
COMMERCIAL LENDING
Commercial/Commercial real estate (a)	$1,684	$2,561
Lease financing	764	805
Total commercial lending	2,448	3,366
CONSUMER LENDING
Consumer (b)	5,769	6,673
Residential real estate	6,564	8,467
Total consumer lending	12,333	15,140
Total loans	$14,781	$18,506
(a)	Primarily commercial residential development loans.
(b)	Primarily brokered home equity loans.
(c)	As of December 31.
(d)	Includes nonperforming loans of $.9 billion at December 31, 2010 and $1.5 billion at December 31, 2009.
(e)	Recorded investment of purchased impaired loans related to acquisitions. At December 31, 2010, this segment contained 76% of PNC’s purchased impaired loans.
(f)	For the year ended December 31.

This business segment consists primarily of assets acquired through acquisitions and had a loss of $64 million for 2010 compared with earnings of $84 million for 2009. The decrease was primarily driven by a higher provision for credit losses.

Distressed Assets Portfolio overview:

•

Average loans declined to $16.8 billion in 2010 compared with $21.1 billion in 2009. The decline was due to portfolio management activities including loan sales, efforts to encourage customers to refinance or pay off loan balances, and charge-offs.

•

Sales of residential mortgage loans and brokered home equity loans with unpaid principal balances of approximately $1.6 billion and carrying value of $0.6 billion closed during the third quarter of 2010. The sales were structured to minimize potential repurchase risk, and we do not have any continuing servicing involvement.

•

Net interest income was $1.2 billion in 2010 compared with $1.1 billion for 2009. The increase was driven by improved cash collection results on impaired loans which more than offset the decline in average loans.

•

Noninterest income was a loss of $92 million for 2010 compared with revenue of $74 million for 2009 due to an increase in repurchase liability for potential repurchases of brokered home equity loans sold during 2005-2007. Additionally, loan sale gains were higher in 2009 than 2010.

•

The provision for credit losses was $976 million in 2010 compared with $771 million in 2009. The provision for 2010 included $109 million recognized on the third quarter sales of residential mortgage loans and brokered home equity loans.

•	Noninterest expense for 2010 was $250 million, up slightly from $246 million in 2009.
•

Nonperforming loans decreased $.6 billion, to $.9 billion, at December 31, 2010 compared with December 31, 2009. The consumer lending portfolio comprised 52% of the nonperforming loans at December 31, 2010. Similar to other banks, PNC elected to delay foreclosures on residential mortgages. Nonperforming consumer loans decreased $.3 billion.

•

Net charge-offs were $677 million for 2010 and $544 million for 2009. The increase was driven by $75 million of net charge-offs related to the residential mortgage loan sales in the third quarter and deterioration in the residential construction portfolio.

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

•

The $14.8 billion of loans held in this portfolio at December 31, 2010 are stated inclusive of a fair value adjustment on purchased impaired loans at acquisition. Taking the adjustment and the ALLL into account, the net carrying basis of this loan portfolio is 80% of customer outstandings.

•

Commercial Lending within the Distressed Assets Portfolio business segment is comprised of $1.7 billion in residential development assets (i.e. condominiums, townhomes, developed and undeveloped land) primarily acquired from National City and $.8 billion of performing cross-border leases. This commercial lending portfolio has declined 27% since December 31, 2009. For the residential development portfolio, a team of asset managers actively deploy workout strategies on this portfolio through reducing unfunded loan exposure, refinancing, customer payoffs, foreclosures and loan sales. The overall credit quality of this portfolio is considered to be moderately better at December 31, 2010 compared with the beginning of 2010 based upon continuing dispositions of credits, improved economic conditions and increased activity in several markets. The cross-border portfolio continues to demonstrate good credit quality.

•

The performance of the Consumer Lending portfolio is dependent upon economic growth, unemployment rates, the housing market recovery and the interest rate environment. The portfolio’s credit quality performance has stabilized through actions taken by management over the last two years. Approximately 78% of customers have been current with principal and interest payments for the past 12 months. Currently, the portfolio yields over 7%. Consumer Lending consists of residential real estate mortgages and consumer or brokered home equity loans.

•

Residential real estate mortgages are primarily legacy National City originate-for-sale programs that have been discontinued and acquired portfolios. The residential real estate mortgage portfolio is composed of jumbo and ALT-A first lien mortgages, non-prime first and second lien mortgages and to a lesser extent, residential construction loans. We have implemented internal and external programs to proactively explore refinancing opportunities that would allow the borrower to qualify for a conforming mortgage loan which would be originated and sold by PNC or originated by a third-party originator. Also, loss mitigation programs have been developed to help manage risk and assist borrowers to maintain homeownership, when possible.

•

Home equity loans include second liens and brokered home equity lines of credit. We have implemented several modification programs to assist the loss mitigation teams that manage this risk. Additionally, we have initiated several voluntary and involuntary programs to reduce and/or block line availability on home equity lines of credit.
•

When loans are sold, investors may request PNC to indemnify them against losses or to repurchase loans that they believe do not comply with applicable representations. From 2005 to 2007, home equity loans were sold with such representations. At December 31, 2010, the liability for estimated losses on repurchase and indemnification claims for the Distressed Assets Portfolio business segment was $150 million. We recognized $47 million of additional reserves in the fourth quarter of 2010. See the Recourse and Repurchase Obligations section of this Item 7 and Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information.

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

The following sections of this Report provide further information on this type of activity:

•	Fair Value Measurements included within this Item 7, and
•	Note 8 Fair Value included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We maintain allowances for loan and lease losses and unfunded loan commitments and letters of credit at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. We determine the adequacy of the allowances based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default,
•	Loss given default,
•	Exposure at date of default,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, and
•	Qualitative factors such as changes in economic conditions that may not be reflected in historical results.

In determining the adequacy of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Commercial lending is the largest category of credits and is the most sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $2.6 billion, or 53%, of the ALLL at December 31, 2010 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $2.3 billion, or 47%, of the ALLL at December 31, 2010 have been allocated to these consumer lending categories.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information:

•

Allowances For Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Credit Risk Management section of this Item 7 (which includes an illustration of the estimated impact on the aggregate of the ALLL and allowance for unfunded loan commitments and letters of credit assuming we increased pool reserve loss rates for certain loan categories), and

•

Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements and Allocation Of Allowance For Loan And Lease Losses in the Statistical Information (Unaudited) section of Item 8 of this Report.

Estimated Cash Flows on Purchased Impaired Loans

ASC Sub-Topic 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) provides the GAAP guidance for accounting for certain loans. These loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that the investor will be unable to collect all contractually required payments receivable, including both principal and interest.

In our assessment of credit quality deterioration, we must make numerous assumptions, interpretations and judgments, using internal and third-party credit quality information to determine whether it is probable that we will be able to collect all contractually required payments. This point in time assessment is inherently subjective due to the nature of the available information and judgment involved.

Those loans that qualify under Sub-Topic 310-30 are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Measurement of the fair value of the loan is based on the provisions of Topic 820. Also, GAAP prohibits the carryover or establishment of an allowance for loan losses on the acquisition date.

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

Goodwill

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Most of our goodwill relates to value inherent in the Retail Banking and Corporate & Institutional Banking businesses. The value of this goodwill is dependent upon our ability to provide quality, cost effective services in the face of competition from other market participants on a national and, with respect to some products and services, an international basis. We also rely upon continuing investments in processing systems, the development of value-added service features, and the ease of access by customers to our services.

As such, the value of goodwill is ultimately supported by earnings, which is driven by transaction volume and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could result in a current period charge to earnings. At least annually, in the fourth quarter, management reviews the current operating environment and strategic direction of each reporting unit taking into consideration any events or changes in circumstances that may have an effect on the unit. A reporting unit is defined as an operating segment or one level below an operating segment. This input is then used to calculate the fair value of the reporting unit, which is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit is not considered impaired. However, if the fair value of the reporting unit is less than its carrying amount, the reporting unit’s goodwill would be evaluated for impairment.

The fair values of our reporting units are determined using a discounted cash flow valuation model with assumptions based upon market comparables. Based on the results of our analysis, there have been no impairment charges related to goodwill in 2010, 2009 or 2008. See Note 9 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Lease Residuals

We provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Direct financing leases are carried at the sum of lease payments and the estimated residual value of the leased property, less unearned income. Residual value insurance or guarantees by governmental entities provide support for a significant portion of the residual value. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. Residual values are derived from historical remarketing experience, secondary market contacts, and industry publications. To the extent not guaranteed or assumed by a third party, or otherwise insured against, we bear the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value, which could result in an impairment charge and reduce earnings in the future. Residual values are reviewed for impairment on a quarterly basis.

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

PNC employs a risk management strategy designed to protect the value of MSRs from changes in interest rates and related market factors. MSR values are economically hedged with securities and a portfolio of derivatives, including interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the hedged MSR portfolio. The hedge relationships are actively managed in response to changing market conditions over the life of the MSR assets. Selecting appropriate financial instruments to hedge this risk requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be volatile in the short term, but over longer periods of time are expected to protect the economic value of the MSR portfolio.

The fair value of residential MSRs and significant inputs to the valuation model as of December 31, 2010 are shown in the table below. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the fair value. Management uses a third party model to estimate future loan prepayments. This model has been refined based on historical performance of PNC’s managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

Dollars in millions	Dec. 31, 2010	Dec. 31 2009
Fair value	$1,033	$1,332
Weighted-average life (in years) (a)	5.8	4.5
Weighted-average constant prepayment rate (a)	12.61%	19.92%
Spread over forward interest rate swap rates	12.18%	12.16%
(a)	Changes in weighted-average life and weighted-average constant prepayment rate reflect the cumulative impact of changes in rates, prepayment expectations and model changes.

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

Dollars in millions	Dec. 31, 2010	Dec. 31, 2009
Prepayment rate:
Decline in fair value from 10% adverse change	$34	$56
Decline in fair value from 20% adverse change	$65	$109
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$43	$55
Decline in fair value from 20% adverse change	$83	$106

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

Proposed Accounting Standards

The Financial Accounting Standards Board (FASB) issued several Exposure Drafts for comment during 2010 as well as the beginning of 2011, including, in May 2010, the Proposed Accounting Standards Update—Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities—Financial Instruments (Topic 825) and Derivatives and Hedging (Topic 815). Under the original proposal, most financial instruments (including loans and securities) would be measured at fair value with changes in fair value recognized in either net income or other comprehensive income. Additional aspects of this proposal included modifications for recognizing credit impairments, changes to hedge accounting requirements, and disclosures of both fair value and amortized cost information on the face of the financial statements. At a recent FASB meeting, it was tentatively decided that both the characteristics of the financial asset and an entity’s business strategy should be used as criteria in determining the classification and measurement of financial assets as follows: 1.) Fair value measurement with all changes in fair value recognized in net income; 2.) Fair value measurement with qualifying changes in fair value recognized in other comprehensive income; and 3.) Amortized Cost. See the discussion below related to the Supplementary Document issued by the FASB for further updates to this Exposure Draft related to credit impairments.

In July 2010, the FASB issued Proposed Accounting Standards Update – Contingencies (Topic 450) – Disclosure of Certain Loss Contingencies. Under the proposal, additional disclosures would be required, including for remote loss contingencies with a potentially severe impact and a tabular reconciliation of accrued loss contingencies. Changes to the proposed ASU, are scheduled to be re-deliberated and a final standard is currently expected in the second half of 2011.

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

In October 2010, the FASB issued Proposed Accounting Standards Update – Receivables (Topic 310-30) – Clarification to Accounting for Troubled Debt Restructurings by Creditors. The proposed ASU would preclude a creditor from using only an effective rate test in its evaluation of whether a restructuring constitutes a troubled debt restructuring. Furthermore, guidance would be clarified to indicate 1) If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be below a market rate and therefore should be considered a troubled debt restructuring, 2) A restructuring that results in a temporary or permanent increase in the contractual interest rate cannot be presumed to be at a rate that is at or above market, 3) A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered “probable in the foreseeable future” and 4) A restructuring that results in an insignificant delay in contractual cash flows may still be considered a troubled debt restructuring. Under the proposal, additional disclosures (including comparative information) would be required.

In November 2010, the FASB issued Proposed Accounting Standards Update – Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements. The objective of this proposed ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This proposed update would remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) implementation guidance related to the criterion.

In December 2010, the FASB issued Proposed Accounting Standards Update – Receivables (Topic 310-30) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. Under the proposal, the effective date requiring the additional disclosures about troubled debt restructurings in ASU 2010-20 would be delayed indefinitely. This delay will allow the Board to complete deliberations on Proposed ASU – Receivables (Topic 310-30) – Clarifications to Accounting for Troubled Debt Restructurings by Creditors. This proposal was finalized and issued in January 2011 as Accounting Standards Update 2011-01.

In January 2011, the FASB issued Proposed Accounting Standards Update – Balance Sheet – Offsetting. Under the proposal, balance sheet netting/offsetting would be required if: 1.) the right of set-off is enforceable at all times, including in default and bankruptcy; and 2.) the ability to exercise this right is unconditional; and 3.) the entities involved must intend to settle the amounts due with a single payment, or simultaneously.

In January 2011, the FASB issued Supplementary Document – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities – Impairment. The Supplementary Document proposes that impairment would be measured based on expected credit losses for the life of the instrument. For specific instruments where collectability becomes so uncertain that the entity’s credit risk management objective changes from receiving regular principal and interest payments to recovery of the collateral, the financial asset will be classified in a “bad book.” For these instruments, impairment will be recognized immediately. All other instruments will be classified by portfolio in a “good book.” For these instruments, impairment will be recognized at the greater of (l) the expected credit losses proportionally over the life of the portfolio or (2) the expected credit losses within the foreseeable future (but not less than 12 months).

Recent Accounting Pronouncements

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on new accounting pronouncements that were effective in 2009, 2010 or became effective on January 1, 2011.

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are primarily invested in equity investments and fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy, which is described more fully in Note 14 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

We calculate the expense associated with the pension plan and the assumptions and methods that we use include a policy of reflecting trust assets at their fair market value. On an annual basis, we review the actuarial assumptions related to the pension plan. The primary assumptions used to measure pension obligations and costs are the discount rate, compensation increase and expected long-term return on assets. Among these, the compensation increase assumption does not significantly affect pension expense.

The discount rate used to measure pension obligations is determined by comparing the expected future benefits that will be paid under the plan with yields available on high quality corporate bonds of similar duration. In lower interest rate environments, the sensitivity of pension expense to the assumed discount rate increases. The impact on pension expense of a 0.5% decrease in discount rate in the current environment is $19 million. In contrast, the sensitivity to the same change in discount rate in a higher interest rate environment is less significant.

The expected long-term return on assets assumption also has a significant effect on pension expense. The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the asset allocation policy currently in place. For purposes of setting and reviewing this assumption, “long term” refers to the period over which the plan’s projected benefit obligations will be disbursed. We review this assumption at each measurement date and adjust it if warranted. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. Accordingly, we generally do not change the assumption unless we modify our investment strategy or identify events that would alter our expectations of future returns.

To evaluate the continued reasonableness of our assumption, we examine a variety of viewpoints and data. Various studies have shown that portfolios comprised primarily of US equity securities have returned approximately 10% annually over long periods of time, while US debt securities have returned approximately 6% annually over long periods. Application of these historical returns to the plan’s allocation ranges for equities and bonds produces a result between 7.25% and 8.75% and is one point of reference, among many other factors, that is taken into consideration. We also examine the plan’s actual historical returns over various periods. Recent experience is considered in our evaluation with appropriate consideration that, especially for short time periods, recent returns are not reliable indicators of future returns. While annual returns can vary significantly (rates of return for 2010, 2009, and 2008 were +14.87%, +20.61%, and -32.91%, respectively), the selected assumption represents our estimated long-term average prospective returns.

Acknowledging the potentially wide range for this assumption, we also annually examine the assumption used by other companies with similar pension investment strategies, so that we can ascertain whether our determinations markedly differ from others. In all cases, however, this data simply informs our process, which places the greatest emphasis on our qualitative judgment of future investment returns, given the conditions existing at each annual measurement date.

Taking into consideration all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2010 was 8.00%, down from 8.25% for 2009 to reflect a decrease during 2010 in the midpoint of the plan’s target allocation range for equities by approximately five percentage points. After considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective fixed income returns, we are reducing our expected long-term return on assets to 7.75% for determining pension cost for 2011, down from 8.00% in 2010.

Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to change by up to $9 million as the impact is amortized into results of operations.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2011 estimated expense as a baseline.

Change in Assumption (a)	Estimated Increase to 2011 Pension Expense (In millions)
.5% decrease in discount rate	$19
.5% decrease in expected long-term return on assets	$19
.5% increase in compensation rate	$3
(a)	The impact is the effect of changing the specified assumption while holding all other assumptions constant.

We currently estimate a pretax pension expense of $11 million in 2011 compared with pretax expense of $46 million in 2010. This year-over-year expected reduction is primarily due to the amortization impact of the favorable 2010 investment returns as compared with the expected long-term return assumption, which has been established by considering the time over which the Plan’s obligations are expected to be paid.

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of permitted contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. We do not expect to be required by law to make any contributions to the plan during 2011.

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees.

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report, PNC has sold commercial mortgage and residential mortgage loans directly or indirectly in securitizations and whole-loan sale transactions with continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets in these transactions.

Commercial Mortgage Recourse Obligations

We originate, close, and service certain commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At December 31, 2010 and 2009, the unpaid principal balance outstanding of loans sold under these programs was $13.2 billion and $19.7 billion, respectively. At December 31, 2010 and 2009, the potential maximum exposure under the loss share arrangements was $4.0 billion and $6.0 billion, respectively. We maintain a reserve based upon these potential losses. The reserve for losses under these programs totaled $54 million and $71 million as of December 31, 2010 and 2009, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Analysis of Commercial Mortgage Recourse Obligations

In millions	2010	2009
January 1	$71	$79
Reserve adjustments, net	9	(3)
Losses – loan repurchases and settlements	(2)	(5)
Loan sales (a)	(24)
December 31	$54	$71
(a)	Primarily due to the sale of a duplicative agency servicing operation.

Residential Mortgage Loan Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in the Notes To Consolidated Financial Statements in Item 8 of this Report, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC, and GNMA, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loan sale transactions with private investors. Our exposure and activity associated with these loan repurchase obligations is reported in the Residential Mortgage Banking segment. In addition, PNC’s residential mortgage loan repurchase obligations include certain brokered home equity loans/lines that were sold to private investors by National City prior to our acquisition. PNC is no longer engaged in the business of originating and selling brokered home equity loans/lines, and our exposure under these loan repurchase obligations is reported in the Distressed Assets Portfolio segment.

Loan covenants and representations and warranties are established through loan sale agreements with various investors to provide assurance that PNC has sold loans to investors of sufficient investment quality. Key aspects of such covenants and representations and warranties include the loan’s compliance with any applicable loan criteria established by the investor, including underwriting standards, delivery of all required loan documents to the investor or its designated party, sufficient collateral valuation, and the validity of the lien securing the loan. As a result of alleged breaches of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans. Indemnifications for loss or loan repurchases typically occur when, after review of the claim, we agree insufficient evidence exists to dispute the investor’s claim that a breach of a loan covenant and representation and warranty has occurred, such breach has not been cured, and the effect of such breach is deemed to have had a material and adverse effect on the value of the transferred loan. Depending on the sale agreement and upon proper notice from the investor, we typically respond to such indemnification and repurchase requests within 60 days, although final resolution of the claim may take a longer period of time. With the exception of the sales agreements associated with the Agency securitizations, most sale agreements do not provide for penalties or other remedies if we do not respond timely to investor indemnification or repurchase requests.

Investor indemnification or repurchase claims are typically settled on an individual loan basis through make-whole payments or loan repurchases; however, on occasion we may negotiate pooled settlements with investors. The table below details the unpaid principal balance of our unresolved indemnification and repurchase claims at December 31, 2010 and 2009.

Analysis of Unresolved Asserted Indemnification and Repurchase Claims

As of December 31 – in millions	2010	2009
Residential mortgages:
Agency securitizations	$110	$76
Private investors (a)	100	68

Home equity loans/lines:
Private investors (b)	299	315
Total unresolved claims	$509	$459
(a)	Activity relates to loans sold through Non-Agency securitization and whole-loan sale transactions.
(b)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.

To mitigate losses associated with indemnification and repurchase claims, we have established quality assurance programs designed to ensure loans sold meet specific underwriting and origination criteria provided for in the investor sale agreements. In addition, we investigate every investor claim on a loan by loan basis to ensure the existence of a legitimate claim, and that all other conditions for indemnification or repurchase have been met prior to the settlement with an investor.

The table below details our indemnification and repurchase claim settlement activity during 2010 and 2009. Any repurchased loan is appropriately considered in our nonperforming loan disclosures and statistics.

Analysis of Indemnification and Repurchase Claim Settlement Activity

	2010			2009
Year ended December 31 – in millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
Agency securitizations	$358	$151	$150	$410	$182	$182
Private investors (e)	127	54	31	199	119	63

Home equity loans/lines:
Private investors - Repurchases (f) (g)	28	25	3	56	47	9
Total indemnification and repurchase settlements	$513	$230	$184	$665	$348	$254
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date.
(b)	Represents both i) amounts paid for indemnification payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans, and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in Item 8 of this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and whole-loan sale transactions.
(f)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.
(g)	Excludes payments of $10 million in 2010 and $4 million in 2009 associated with pooled brokered home equity loan indemnification settlements on future claims.

During 2010 and 2009, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: 1) misrepresentation of income, assets or employment; 2) property evaluation or status issues (e.g., appraisal, title, etc.); or 3) underwriting guideline violations. Additionally during these years, the frequency and timing of unresolved and settled investor indemnification and repurchase claims increased as a result of higher loan delinquencies which have been impacted by the deterioration in the overall economy and the prolonged weak residential housing sector. The increased volume of claims was also reflective of an industry trend where investors implemented certain strategies to aggressively reduce their exposure to losses on purchased loans.

For the first and second-lien mortgage balances of unresolved and settled claims contained in the tables above, a significant amount of these claims were associated with sold loans originated through correspondent lender and broker origination channels. For the home equity loans/lines sold portfolio, all unresolved and settled claims relate to loans originated through the broker origination channel. In certain instances when indemnification or repurchase claims are settled for these types of sold loans, we have recourse back to the correspondent lenders, brokers and other third-parties (e.g., contract underwriting companies, closing agents, appraisers, etc.). Depending on the underlying reason for the investor claim, we determine our ability to pursue recourse with these parties and file claims with them accordingly. Our historical recourse recovery rate has been insignificant as our efforts have been impacted by the inability of such parties to reimburse us for their recourse obligations (e.g., their capital availability or whether they remain in business) or contractual limitations that limit our ability to pursue recourse with these parties (e.g., loss caps, statutes of limitations, etc.). All of these factors are considered in the determination of our estimated indemnification and repurchase liability detailed below.

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need for indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages and home equity loans/lines for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made and our estimate of future claims on a loan by loan basis. These relate primarily to loans originated during 2006-2008. For the home equity loans/lines sold portfolio, we have established indemnification and repurchase liabilities based upon this same methodology for loans sold during 2005-2007.

Indemnification and repurchase liabilities are initially recognized when loans are sold to investors and are subsequently evaluated for adequacy by management. Initial recognition and subsequent adjustments to the indemnification and repurchase liability for the first and second-lien mortgage sold portfolio are recognized in Residential mortgage revenue on the Consolidated Income Statement. Since PNC is no longer engaged in the brokered home equity lending business, only subsequent adjustments are recognized to the home equity loans/lines indemnification and repurchase liability. These adjustments are recognized in other noninterest income on the Consolidated Income Statement.

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, known and inherent risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At December 31, 2010 and 2009, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $294 million and $270 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2010 and 2009 follows:

Analysis of Indemnification and Repurchase Liability for Asserted and Unasserted Claims

	2010			2009
In millions	Residential Mortgages (a)	Home Equity Loans/Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/Lines (b)	Total
January 1	$229	$41	$270	$300	$101	$401
Reserve adjustments, net (c)	120	144	264	230	(9)	221
Losses – loan repurchases and settlements	(205)	(35)	(240)	(301)	(51)	(352)
December 31	$144	$150	$294	$229	$41	$270
(a)	Repurchase obligation associated with sold loan portfolios of $139.8 billion and $157.2 billion at December 31, 2010 and December 31, 2009, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $6.5 billion and $7.5 billion at December 31, 2010 and December 31, 2009, respectively. PNC is no longer in engaged in the brokered home equity business which was acquired with National City.
(c)	Includes $157 million in 2009 for residential mortgages related to the final purchase price allocation associated with the National City acquisition.

The decrease in the residential mortgages indemnification and repurchase liability in 2010 and 2009 was reflective of lower actual repurchase and indemnification losses driven primarily by higher claim rescission rates. This decrease resulted despite higher levels of investor indemnification and repurchase claim activity as described above. The 2009 decrease in the home equity loans/lines indemnification and repurchase liability resulted primarily from the reduction in loss exposure associated with pooled settlement activity. Conversely, the 2010 increase in this liability was attributable to management’s estimate that higher anticipated losses will result from higher forecasted volumes of asserted and unasserted indemnification and repurchase claims.

We believe our indemnification and repurchase liabilities adequately reflect the estimated losses on anticipated investor indemnification and repurchase claims at December 31, 2010 and 2009. However, actual losses could be more or less than our established indemnification and repurchase liability. Factors that could affect our estimate include the timing and frequency of investor claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, the housing markets which drive the estimates made for loan indemnification and repurchase losses, and other economic conditions. Accordingly, if we assumed an adverse change of 10% for the indemnification and repurchase claims, claim rescission rates, and indemnification and repurchase loss assumptions in our indemnification and repurchase liability model, this liability would increase to $334 million at December 31, 2010.

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. This Risk Management section describes our risk management philosophy, principles, governance and various aspects of our corporate-level risk management program. We also provide an analysis of our primary areas of risk: credit, operational, liquidity, and market. The discussion of market risk is further subdivided into interest rate, trading, and equity and other investment risk areas. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section of this Item 7. In appropriate places within this section, historical performance is also addressed.

Risk Management Philosophy

PNC’s risk management philosophy is to manage to an overall moderate level of risk to capture opportunities and optimize shareholder value. We dynamically set our strategies and make distinct risk taking decisions with consideration for the impact to our aggregate risk profile. While, due to the National City acquisition and the overall state of the economy, our enterprise risk profile does not currently meet our desired moderate risk level, we have made substantial progress in returning to that level in 2009 and 2010.

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

Approved risk tolerances, in addition to credit policies and procedures, set portfolio objectives for the level of credit risk. We have established guidelines for problem loans, acceptable levels of total borrower exposure, and other credit measures. We seek to achieve our credit portfolio objectives by maintaining a customer base that is diverse in borrower exposure and industry types. We use loan sales and syndications and the purchase of credit derivatives to reduce risk concentrations. Corporate Credit personnel also participate in loan underwriting and approval processes to help ensure that newly approved loans meet policy and portfolio objectives.

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

NONPERFORMING ASSETS, TROUBLED DEBT RESTRUCTURINGS AND LOAN DELINQUENCIES

Credit quality showed signs of improvement during 2010 and delinquency measures improved compared with prior periods. During 2010, we continued to see an improvement in credit migration for performing loans and a reduction in overall credit exposure.

Nonperforming assets decreased $1.0 billion to $5.3 billion at December 31, 2010 compared with $6.3 billion at December 31, 2009. Nonperforming loans decreased $1.2 billion to $4.5 billion since December 31, 2009 while foreclosed and other assets increased $190 million to $835 million. The decrease in nonperforming loans was primarily due to improvements in our commercial lending and residential real estate portfolios, partially offset by increases in our consumer home equity portfolio. These consumer home equity nonperforming loan increases were largely due to increases in troubled debt restructurings (TDRs), as discussed in more detail below. Our foreclosed and other assets levels remained elevated as additions exceeded the ongoing high level of asset sales and other reductions. As of year-end, approximately 58% of our foreclosed and other assets are composed of single family residential properties. Nonperforming assets fell to 3.50% of total loans and foreclosed and other assets at December 31, 2010 compared with 3.99% at December 31, 2009. Loans held for sale are excluded from nonperforming loans.

Nonperforming assets at December 31, 2010 declined in the Corporate & Institutional Banking, Asset Management Group, Residential Mortgage Banking, and Distressed Assets Portfolio business segments compared with the balances at December 31, 2009 and increased 18% in the Retail Banking business segment. Increases in Retail Banking nonperforming assets largely reflect the addition of consumer TDRs.

At December 31, 2010, our largest nonperforming asset was $35 million in the Accommodation and Food Services Industry and our average nonperforming loan associated with commercial lending was approximately $1 million.

Purchased impaired loans are excluded from nonperforming loans. These loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable yield represents the excess of the expected cash flows on the loans at the measurement date over the recorded investment. Any decrease, other than for prepayments or interest rate decreases for variable rate notes, in the net present value of expected cash flows of individual commercial or pooled consumer purchased impaired loans would result in an impairment charge to the provision for loan losses in the period in which the change is deemed probable. Any increase in the net present value of expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses, to the extent applicable, and then an increase to accretable yield for the remaining life of the purchased impaired loans. See Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Additionally, most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120 to 180 days past due, are not placed on nonaccrual status, and are excluded from nonperforming loans.

The amount of nonperforming loans that was current as to remaining principal and interest was $1.0 billion at December 31, 2010 and $1.7 billion at December 31, 2009, or 22% and 30% of total nonperforming loans, respectively.

The portion of the ALLL allocated to commercial lending nonperforming loans was 28% at December 31, 2010 and 29% at December 31, 2009. Approximately 76% of total nonperforming loans are secured by collateral that is expected to reduce credit losses and require less reserves in the event of default.

Nonperforming Assets By Type

In millions	Dec. 31 2010	Dec. 31 2009
Nonperforming loans
Commercial
Retail/wholesale	$197	$231
Manufacturing	250	423
Real estate related (a)	263	419
Financial services	16	117
Health care	50	41
Other	477	575
Total commercial	1,253	1,806
Commercial real estate
Real estate projects	1,422	1,754
Commercial mortgage	413	386
Total commercial real estate	1,835	2,140
Equipment lease financing	77	130
TOTAL COMMERCIAL LENDING	3,165	4,076
Consumer
Home equity	448	356
Residential real estate
Residential mortgage	764	955
Residential construction	54	248
Other	35	36
TOTAL CONSUMER LENDING	1,301	1,595
Total nonperforming loans	4,466	5,671
Foreclosed and other assets
Commercial lending	353	266
Consumer lending	482	379
Total foreclosed and other assets	835	645
Total nonperforming assets	$5,301	$6,316
(a)	Includes loans related to customers in the real estate and construction industries.

Change In Nonperforming Assets

In millions	2010	2009
January 1	$6,316	$2,181
Transferred from accrual	5,279	8,501
Charge-offs and valuation adjustments	(2,071)	(1,770)
Principal activity including payoffs	(1,316)	(1,127)
Asset sales and transfers to held for sale	(1,446)	(798)
Returned to performing-TDRs	(543)
Returned to performing-Other	(918)	(671)
December 31	$5,301	$6,316

Total nonperforming loans and nonperforming assets in the tables above are significantly lower than they would have been due to the accounting treatment for purchased impaired loans. This treatment also results in lower ratios of nonperforming loans to total loans and ALLL to nonperforming loans. We recorded purchased impaired loans at estimated fair value, including life of loan credit losses, of $12.7 billion at December 31, 2008. See Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on those loans.

Loan Modifications and Troubled Debt Restructurings

We modify loans under government and PNC-developed programs based upon our commitment to help eligible homeowners avoid foreclosure, where appropriate. Initially, a borrower is evaluated for a modification under a government program. If a borrower does not qualify under a government program, the borrower is evaluated under a PNC program. PNC programs utilize both temporary and permanent modifications and typically reduce the interest rate, extend the term and/or defer or forgive principal. Temporary and permanent modifications under programs involving a contractual change to loan terms are classified as TDRs, regardless of the period of time for which the modified terms apply, as discussed in more detail below.

A temporary modification, with a term between three and 60 months, involves a change in original loan terms for a period of time and reverts to original loan terms as of a specific date or the occurrence of an event, such as a failure to pay in accordance with the terms of the modification. Typically, these modifications are for a period of up to 24 months after which the interest rate reverts to the original loan rate. A permanent modification, with a term greater than 60 months, is one in which the terms of the original loan are changed, but could revert back to the original loan terms. Permanent modifications primarily include the government-created Home

Affordable Modification Program (HAMP) or PNC-developed HAMP-like modification programs.

For consumer loan programs (e.g., residential mortgages, home equity loans and lines, etc.), PNC will enter into a temporary modification when the borrower has indicated a temporary hardship and a willingness to bring current the delinquent loan balance. Examples of this situation often include delinquency due to illness or death in the family, or a loss of employment. Permanent modifications are entered into when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but our expectation is that payments at lower amounts can be made.

Home equity loans and lines have been modified with changes in contractual terms for up to 60 months, although the majority involve periods of 3 to 24 months. The change to terms may include a reduced interest rate and/or an extension of the amortization period. Additionally, certain residential construction and non-prime loans have been modified by changing payment terms from principal and interest to interest-only for a period of up to two years before reverting back to the original terms. As of August 2010, such interest-only modifications have been discontinued.

The following table provides the number and unpaid principal balance of modified consumer loans.

Active Bank-Owned Loss Mitigation Consumer Loan Modifications

	December 31, 2010		December 31, 2009
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Conforming Mortgages
Permanent Modifications	5,517	$1,137	1,517	$267

Non-Prime Mortgages
Permanent Modifications	3,405	441	2,714	313

Residential Construction
Permanent Modifications	470	235	30	20

Home Equity
Temporary Modifications	12,643	1,151	4,340	421
Permanent Modifications	163	17	59	7
Total Home Equity	12,806	1,168	4,399	428
Total Active Bank-Owned Loss Mitigation Consumer Loan Modifications	22,198	$2,981	8,660	$1,028

We monitor the success rates/delinquency status of our modification programs to assess their effectiveness in serving our customers’ needs while mitigating credit losses. The following table provides the number and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months and 12 months after the modification date.

Bank-Owned Consumer Residential Loan Modification Re-Default by Vintage

	Six Months		Nine Months		12 Months		December 31, 2010
Dollars in millions	Number of Accounts	% of Vintage Modified	Number of Accounts	% of Vintage Modified	Number of Accounts	% of Vintage Modified	Unpaid Principal Balance
Permanent
Conforming Mortgages
Second Quarter 2010	354	23.9%					$57
First Quarter 2010	312	23.3	468	35.0%			70
Fourth Quarter 2009	242	26.7	333	36.7	420	46.3%	62
Non-Prime Mortgages
Second Quarter 2010	104	23.5					15
First Quarter 2010	68	20.0	80	23.5			11
Fourth Quarter 2009	133	19.7	205	30.3	216	32.0	22
Residential Construction (a)
Second Quarter 2010	38	13.6					12
First Quarter 2010	5	12.5	6	15.0			4
Home Equity
Second Quarter 2010 (b)	2	12.5
First Quarter 2010 (b)	1	2.3	5	11.6
Fourth Quarter 2009 (b)			1	9.1	3	27.3
Temporary
Home Equity
Second Quarter 2010	169	7.6%					$14
First Quarter 2010	243	8.3	402	13.8%			30
Fourth Quarter 2009	199	8.7	334	14.5	432	18.8%	30
(a)	No re-defaults for the fourth quarter of 2009.
(b)	Unpaid principal balance totals less than $1 million.

In addition to temporary modifications, PNC may make available to a borrower a payment plan or a HAMP trial payment period. Under a payment plan or a HAMP trial payment period, there is no change to the loan’s contractual terms so the borrower remains legally responsible for payment of the loan under its original terms. A payment plan involves the borrower making payments that differ from the contractual payment amount for a short period of time, generally three months. PNC’s motivation is to allow for repayment of an outstanding past due amount through payment of additional amounts over the short period of time. These payment plans are generally for three months during which time a borrower is brought current. Due to the short term of the payment plan and the expectation that all contractual principal and interest will be collected, there is a minimal impact to the ALLL.

Under a HAMP trial payment period, we allow a borrower to demonstrate successful payment performance before contractually establishing an alternative payment amount. Subsequent to successful borrower performance under a HAMP trial payment period, we will change a loan’s contractual terms and the loan would be classified as a TDR. Additionally, we note that a borrower often is already delinquent at the time he/she begins participating in the HAMP trial payment period. As such, upon successful completion, there is not a significant increase in the ALLL. If the trial payment period is unsuccessful, the loan will be charged-off, at the end of the trial payment period, to its estimated fair value of the underlying collateral less costs to sell. As of December 31, 2010 and 2009, 1,027 or $262 million and 42 or $15 million, respectively, of residential real estate loans have been modified under the HAMP and were still outstanding on our balance sheet.

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC developed programs, which in some cases may operate similar to HAMP. These programs require first, a reduction of the interest rate, followed by an extension of term and, if appropriate, deferral or forgiveness of principal payments. In October 2010, we signed a Service Provider Agreement for the government-sponsored Second Lien Modification Program and have begun modifying loans under this program. PNC does not re-modify a defaulted modified loan except for subsequent significant life events, as defined by the OCC in Memorandum 2009-7. A re-modified loan continues to be classified as a TDR for the remainder of its term regardless of subsequent payment performance.

Loan modifications are evaluated and subject to classification as a troubled debt restructuring (TDR) if the borrower is experiencing financial difficulty and we grant a concession to the borrower. TDRs typically result from our loss mitigation activities and could include rate reductions and/or principal forgiveness intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonperforming loans included TDRs of $784 million at December 31, 2010 and $440 million at December 31, 2009. Purchased impaired loans are excluded from TDRs.

TDRs returned to performing (accrual) status totaled $543 million at December 31, 2010 and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of performance under the modified terms. Approximately $25 million of TDRs previously returned to performing status are no longer current under their modified terms and are now reported as nonperforming.

In addition, credit cards and certain small business and consumer credit agreements whose terms have been modified primarily through interest rate reductions totaling $331 million at December 31, 2010 are TDRs. However, these loans are excluded from nonperforming loans since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance. As such, generally under modified terms, these loans are directly charged off in the period that they become 120 to 180 days past due. At December 31, 2010 and 2009, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.

Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate, extension of the term of the loan and/or forgiveness of principal. Due to the nature of commercial loan relationships, PNC had not utilized modification programs for commercial loans prior to 2010. Beginning in 2010, PNC established select commercial loan modification programs for small business loans under $250,000, Small Business Administration loans, and investment real estate loans. As of December 31, 2010, approximately $90 million in unpaid principal balance had been modified.

Loan Delinquencies

We regularly monitor the level of loan delinquencies and believe these levels to be an indicator of loan portfolio credit quality. Measurement of delinquency and past due status are based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale, purchase impaired loans and loans that are government insured/guaranteed.

The following table displays the delinquency status of our loans at December 31, 2010 and 2009.

Age Analysis of Past Due Accruing Loans

	Accruing
In millions	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonperforming loans	Total loans
December 31, 2010 (a)
Commercial	$53,522	$251	$92	$59	$402	$1,253	$55,177
Commercial real estate	15,866	128	62	43	233	1,835	17,934
Equipment lease financing	6,276	37	2	1	40	77	6,393
Home equity	33,354	159	91	174	424	448	34,226
Residential real estate	14,688	226	107	160	493	818	15,999
Credit card	3,765	46	32	77	155		3,920
Other consumer	16,756	95	32	28	155	35	16,946
Total	$144,227	$942	$418	$542	$1,902	$4,466	$150,595
December 31, 2009 (b)
Commercial	$52,141	$488	$195	$188	$871	$1,806	$54,818
Commercial real estate	20,176	461	204	150	815	2,140	23,131
Equipment lease financing	5,938	106	22	6	134	130	6,202
Home equity	35,243	149	82	117	348	356	35,947
Residential real estate	17,821	308	164	314	786	1,203	19,810
Credit card	2,450	40	28	51	119		2,569
Other consumer	14,830	94	48	58	200	36	15,066
Total	$148,599	$1,646	$743	$884	$3,273	$5,671	$157,543

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonperforming loans
December 31, 2010 (a)
Commercial	97.00%	.45%	.17%	.11%	.73%	2.27%
Commercial real estate	88.47	.71	.35	.24	1.30	10.23
Equipment lease financing	98.17	.58	.03	.02	.63	1.20
Home equity	97.45	.47	.26	.51	1.24	1.31
Residential real estate	91.81	1.41	.67	1.00	3.08	5.11
Credit card	96.05	1.17	.82	1.96	3.95
Other consumer	98.88	.56	.19	.16	.91	.21
Total	95.77%	.62%	.28%	.36%	1.26%	2.97%
December 31, 2009 (b)
Commercial	95.12%	.89%	.36%	.34%	1.59%	3.29%
Commercial real estate	87.23	1.99	.88	.65	3.52	9.25
Equipment lease financing	95.74	1.71	.35	.10	2.16	2.10
Home equity	98.04	.41	.23	.33	.97	.99
Residential real estate	89.96	1.55	.83	1.59	3.97	6.07
Credit card	95.37	1.56	1.09	1.98	4.63
Other consumer	98.43	.62	.32	.39	1.33	.24
Total	94.32%	1.05%	.47%	.56%	2.08%	3.60%
(a)	Past due loan amounts exclude government insured / guaranteed, primarily residential mortgages, totaling $2.6 billion at December 31, 2010. These loans are included in the ‘Current’ category. Past due loan amounts also exclude purchased impaired loans totaling $7.8 billion at December 31, 2010. These loans are excluded as they are considered performing loans due to accretion of interest income. These loans are also included in the ‘Current’ category.
(b)	Past due loan amounts exclude government insured / guaranteed, primarily residential mortgages, totaling $2.0 billion at December 31, 2009. These loans are included in the ‘Current’ category. Past due loan amounts also exclude purchased impaired loans totaling $10.3 billion at December 31, 2009. These loans are excluded as they are considered performing loans due to accretion of interest income. These loans are also included in the ‘Current’ category.

Commercial lending portfolio early stage delinquencies (accruing loans past due 30 to 89 days) decreased substantially from December 31, 2009 to December 31, 2010, generally due to the improved economic environment and active portfolio management. Consumer lending portfolio early stage delinquencies improved modestly from December 31, 2009 to December 31, 2010, due to declines in residential real estate delinquencies.

Accruing loans past due 90 days or more are referred to as late stage delinquencies and totaled $542 million at December 31, 2010, compared to $884 million at December 31, 2009, reflecting the same factors as early stage delinquencies noted above. These loans are not included in nonperforming loans because they are well secured by collateral and in the process of collection.

Additional information regarding accruing loans past due is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Our Special Asset Committee closely monitors loans that are not included in nonperforming or past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $574 million at December 31, 2010 and $811 million at December 31, 2009.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain an ALLL to absorb losses from the loan portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. There were no significant changes during 2010 to the process and procedures we follow to determine our ALLL.

The ALLL was $4.9 billion at December 31, 2010 and $5.1 billion at December 31, 2009. The allowance as a percent of nonperforming loans was 109% at December 31, 2010 and 89% at December 31, 2009. The allowance as a percent of total loans was 3.25% at December 31, 2010 and 3.22% at December 31, 2009.

We establish specific allowances for loans considered impaired using a method prescribed by GAAP. All impaired loans are subject to individual analysis, except leases and large groups of smaller-balance homogeneous loans which may include but are not limited to credit card, residential mortgage, and consumer installment loans. Specific allowances for individual loans are determined by our Special Asset Committee based on an analysis of the present value of expected future cash flows from the loans discounted at their effective interest rate, observable market price, or the fair value of the underlying collateral.

Allocations to commercial loan classes (pool reserve methodology) are assigned to pools of loans as defined by our business structure and are based on internal probability of default and loss given default credit risk ratings.

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

Our pool reserve methodology is sensitive to changes in key risk parameters such as PDs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. Our commercial loans are the largest category of credits and are most sensitive to changes in the key risk parameters and pool reserve loss rates. To illustrate, if we increase the pool reserve loss rates by 5% for all categories of non-impaired commercial loans, then the aggregate of the ALLL and allowance for unfunded loan commitments and letters of credit would increase by $69 million. Additionally, other factors such as the rate of migration in the severity of problem loans will contribute to the final pool reserve allocations.

The majority of the commercial portfolio is secured by collateral, including loans to asset-based lending customers that continue to show demonstrably lower loss given default. Further, the large investment grade or equivalent portion of the loan portfolio has performed well and has not been subject to significant deterioration. Additionally, guarantees on loans greater than $1 million and owner guarantees for small business loans do not significantly impact our ALLL.

Allocations to consumer loan classes are based upon a roll-rate model based on statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off. In general, the estimated rates at which loan outstandings roll from one stage of delinquency to another are dependent on various factors such as FICO, LTV ratios, the current economic environment, and geography.

The ALLL is significantly lower than it would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of ALLL to total loans. Loan loss reserves on the purchased impaired loans were not carried over on the date of acquisition. In addition, these loans were recorded net of $9.2 billion of fair value adjustments as of December 31, 2008. As of December 31, 2010, we have reserves of $.9 billion for purchased impaired loans.

Excluding the allowance for purchased impaired loans and consumer loans and lines of credit, not secured by residential real estate, which are excluded from nonperforming loans, of $1.4 billion at December 31, 2010, the allowance as a percent of nonperforming loans was 77% at that date. Comparable information at December 31, 2009 was $1.0 billion and 72%.

A portion of the ALLL related to qualitative and measurement factors has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for specific and pool reserve methodologies. These factors include, but are not limited to, the following:

•	industry concentrations and conditions
•	credit quality trends
•	recent loss experience in particular sectors of the portfolio
•	changes in risk selection and underwriting standards and
•	timing of available information.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the one we use for determining the adequacy of our ALLL.

We refer you to Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit. Also see the Allocation Of Allowance For Loan And Lease Losses table in the Statistical Information (Unaudited) section of Item 8 of this Report for additional information included herein by reference.

Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2010
Commercial	$1,227	$294	$933	1.72%
Commercial real estate	670	77	593	2.90
Equipment lease financing	120	56	64	1.02
Consumer	1,069	110	959	1.74
Residential real estate	406	19	387	2.19
Total	$3,492	$556	$2,936	1.91
2009
Commercial	$1,276	$181	$1,095	1.79%
Commercial real estate	510	38	472	1.91
Equipment lease financing	149	27	122	1.97
Consumer	961	105	856	1.63
Residential real estate	259	93	166	.79
Total	$3,155	$444	$2,711	1.64

Total net charge-offs are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. Customer balances related to these purchased impaired loans were reduced by the fair value adjustments of $9.2 billion as of December 31, 2008. However, as a result of further credit deterioration on purchased impaired commercial loans, we recorded $232 million of net charge-offs during 2010. Net charge-offs were not recorded on purchased impaired consumer pools.

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

To monitor and control operational risk, we maintain a comprehensive framework including policies and a system of internal controls that is designed to manage risk and to provide management with timely and accurate information about the operations of PNC. Management at each business unit is primarily responsible for its operational risk management program, given that operational risk management is integral to direct business management and most easily effected at the business unit level. Corporate Operational Risk Management develops and oversees operational risk management policies, standards and activities.

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

We will continue to execute our rigorous risk management processes and evaluate the effectiveness of key processes, technologies and controls to help ensure performance at expected levels. We also view Basel II as an opportunity to continue to enhance risk management practices, and we have dedicated a significant amount of resources to this initiative.

In summary, we believe that our current operational risk level is in line with a moderate risk profile.

Insurance

As a component of our risk management practices, we purchase insurance designed to protect us against accidental loss or losses which, in the aggregate, may significantly affect personnel, property, financial objectives, or our ability to continue to meet our responsibilities to our various stakeholder groups.

PNC, through a subsidiary company, Alpine Indemnity Limited, provides insurance coverage for its general liability, automobile liability, management liability, fidelity, workers’ compensation, property and terrorism programs. PNC’s risks associated with its participation as an insurer for these programs are mitigated through policy limits and annual aggregate limits. Risks in excess of Alpine’s policy limits and annual aggregates are mitigated through the purchase of direct coverage provided by various insurers up to limits established by PNC’s Corporate Insurance Committee.

LIQUIDITY RISK MANAGEMENT

Liquidity risk has two fundamental components. The first is the potential loss if we were unable to meet our funding requirements at a reasonable cost. The second is the potential inability to operate our businesses because adequate contingent liquidity is not available in a stressed environment. We manage liquidity risk at the bank and parent company levels to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances and to help ensure that we maintain an appropriate level of contingent liquidity.

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

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet our parent company obligations over the succeeding 24-month period. Risk limits for parent company liquidity are established within our Enterprise Capital Management Policy. The Board of Directors’ Risk Committee regularly reviews compliance with the established limits.

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

As of December 31, 2010, there were approximately $5.3 billion of bank borrowings with maturities of less than one year.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At December 31, 2010, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) totaling $7.1 billion and securities available for sale totaling $57.3 billion. Of our total liquid assets of $64.4 billion, we had $28.0 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management.

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

PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through December 31, 2010, PNC Bank, N.A. had issued $6.9 billion of debt under this program. Total senior and subordinated debt declined to $5.5 billion at December 31, 2010 from $7.4 billion at December 31, 2009 due to maturities.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At December 31, 2010, our unused secured borrowing capacity was $13.0 billion with FHLB-Pittsburgh. Total FHLB borrowings declined to $6.0 billion at December 31, 2010 from $10.8 billion at December 31, 2009 due to maturities.

PNC Bank, N.A. has the ability to offer up to $3.0 billion of its commercial paper. As of December 31, 2010, there were no issuances outstanding under this program. Commercial paper included in Other borrowed funds on our Consolidated Balance Sheet is issued by Market Street as described in Off-Balance Sheet Arrangements and Variable Interest Entities in this Financial Review.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At December 31, 2010, our unused secured borrowing capacity was $24.7 billion with the Federal Reserve Bank.

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

As of December 31, 2010, there were approximately $2.3 billion of parent company borrowings with maturities of less than one year.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.1 billion at December 31, 2010. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “PNC Capital Trust E Trust Preferred Securities” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of December 31, 2010, the parent company had approximately $7.2 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital securities, in public or private markets and commercial paper.

We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. Total senior and subordinated debt and hybrid capital instruments increased to $17.3 billion at December 31, 2010 from $14.9 billion at December 31, 2009 due to net year-to-date issuances.

PNC Funding Corp issued the following securities in 2010:

•	$1 billion of senior notes issued February 8, 2010 and due February 2015. Interest is paid semiannually at a fixed rate of 3.625%,
•	$1 billion of senior notes issued February 8, 2010 and due February 2020. Interest is paid semiannually at a fixed rate of 5.125%,
•	$500 million of senior notes issued May 19, 2010 and due May 2014. Interest is paid semiannually at a fixed rate of 3.00%, and
•	$750 million of senior notes issued August 11, 2010 and due August 2020. Interest is paid semiannually at a fixed rate of 4.375%.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of December 31, 2010, there were no issuances outstanding under this program.

During the first quarter of 2010 we raised $3.4 billion in new common equity through the issuance of 63.9 million shares of common stock in an underwritten offering of $54 per share.

As further described in the Business Segments Review section of this Item 7, BlackRock completed a secondary offering of its common stock in November 2010, including 7.5 million shares of its common stock offered by PNC at a per share price of $163.00. This transaction resulted in net proceeds to PNC of $1.2 billion and a pretax gain of $160 million during the fourth quarter of 2010.

Note 18 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report describes the December 31, 2008 issuance of 75,792 shares of our Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock), related issuance discount and the issuance of a related common stock warrant to the US Treasury under the TARP Capital Purchase Program. In addition, Note 18 describes our February 2010 redemption of the Series N Preferred Stock, the acceleration of the accretion of the remaining issuance discount on the Series N Preferred Stock in the first quarter of 2010, and the exchange by the US Treasury of the TARP warrant into warrants sold by the US Treasury in a secondary public offering. These common stock warrants will expire December 31, 2018.

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

Credit ratings as of December 31, 2010 for PNC and PNC Bank, N.A. follow:

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A	A+
Subordinated debt	Baa1	A-	A
Preferred stock	Baa3	BBB	A

PNC Bank, N.A.
Subordinated debt	A3	A	A
Long-term deposits	A2	A+	AA-
Short-term deposits	P-1	A-1	F1+

On November 1, 2010, Moody’s announced that they had downgraded the ratings of 10 large US regional banks after reducing its government support assumptions for these entities. The ratings for these companies, which had been placed on review for possible downgrade on July 27, 2010, had benefitted from Moody’s support assumptions since 2009. The reduction in the support assumption resulted in a one-notch downgrade of PNC’s bank-level debt and long-term deposits ratings. The ratings of PNC’s holding company were not on review and were affirmed. Moody’s indicated that the firm continues to ascribe support in the case of PNC, but at a reduced level. The ongoing assumption of support for PNC is primarily due to our importance in the payment system and significant national deposit share. However, the assumed level of support does not provide any lift to the bank’s current stand-alone ratings. At the same time, the ratings outlook on PNC was changed to positive from stable reflecting its improving credit metrics and strengthened capital profile. The ratings in the table above were the same on November 1 and December 31, 2010.

Commitments

The following tables set forth contractual obligations and various other commitments as of December 31, 2010 representing required and potential cash outflows.

Contractual Obligations		Payment Due By Period
December 31, 2010 - in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$41,400	$27,868	$11,334	$1,533	$665
Borrowed funds (a)	39,488	14,680	8,750	5,360	10,698
Minimum annual rentals on noncancellable leases	2,400	325	567	410	1,098
Nonqualified pension and postretirement benefits	572	69	123	117	263
Purchase obligations (b)	698	270	273	147	8
Total contractual cash obligations	$84,558	$43,212	$21,047	$7,567	$12,732
(a)	Includes purchase accounting adjustments.
(b)	Includes purchased obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At December 31, 2010, the liability for uncertain tax positions, excluding associated interest and penalties, was $238 million. This liability represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 20 Income Taxes in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Our contractual obligations totaled $97.6 billion at December 31, 2009. The decline in the comparison is primarily attributable to the decrease of remaining contractual maturities of time deposits at December 31, 2010.

Other Commitments (a)		Amount Of Commitment Expiration By Period
December 31, 2010 - in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$95,805	$52,431	$35,611	$7,465	$298
Standby letters of credit (b)	10,143	4,500	5,290	264	89
Reinsurance agreements	4,543	832	119	72	3,520
Other commitments (c)	684	347	234	91	12
Total commitments	$111,175	$58,110	$41,254	$7,892	$3,919
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes $6.8 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Includes unfunded commitments related to private equity investments of $319 million and other investments of $11 million which are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $316 million and other direct equity investments of $38 million which are included in other liabilities on the Consolidated Balance Sheet.

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

Asset and Liability Management centrally manages interest rate risk within limits and guidelines set forth in our risk management policies approved by management’s Asset and Liability Committee and the Risk Committee of the Board.

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2010 and 2009 follow:

Interest Sensitivity Analysis

	Fourth Quarter 2010	Fourth Quarter 2009
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.4%	1.1%
100 basis point decrease (a)	(1.4)%	(2.0)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.1%	1.4%
100 basis point decrease (a)	(4.8)%	(6.0)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(.5)	(1.2)
Key Period-End Interest Rates
One-month LIBOR	.26%	.23%
Three-year swap	1.28%	2.06%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity to Alternative Rate Scenarios (Fourth Quarter 2010)

	PNC Economist	Market Forward	Two-Ten Slope
First year sensitivity	.4%	.4%	–%
Second year sensitivity	3.1%	3.1%	(1.0)%

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

The fourth quarter 2010 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During 2010, our VaR ranged between $2.3 million and $8.8 million, averaging $5.4 million. During 2009, our VaR ranged between $5.8 million and $10.4 million, averaging $7.7 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Over a typical business cycle, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. There were no such instances during 2010 or 2009, as the trading markets have moved into a period of relatively low pricing volatility.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue was as follows:

Trading Revenue

In millions	2010	2009	2008
Net interest income	$55	$61	$72
Noninterest income	183	170	(55)
Total trading revenue	$238	$231	$17
Securities underwriting and trading (a)	$94	$75	$(17)
Foreign exchange	76	73	73
Financial derivatives	68	83	(39)
Total trading revenue (b)	$238	$231	$17
(a)	Includes changes in fair value for certain loans accounted for at fair value.
(b)	Product trading revenue includes related hedged activity.

Trading revenue excludes the impact of economic hedging activities, which relate primarily to residential mortgage servicing rights, and residential and held-for-sale commercial real estate loans.

Trading revenue increased $7 million in 2010 compared with 2009 primarily due to higher underwriting and derivative client sales revenue, partially offset by reduced proprietary and customer related trading results. Proprietary trading positions were essentially eliminated by the end of the second quarter of 2010. Lower trading revenue in 2008 was primarily related to our proprietary trading activities and reflected the negative impact of a very illiquid market on the assets that we held in early 2008.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, and underwriting and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations, and growth financings in a variety of industries. We also have investments in affiliated and non-affiliated funds that make similar investments in private equity and in debt and equity-oriented hedge funds. The economic and/or book value of these investments and other assets such as loan servicing rights are directly affected by changes in market factors.

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

A summary of our equity investments follows:

In millions	Dec. 31 2010	Dec. 31 2009
BlackRock	$5,017	$5,736
Tax credit investments	2,054	2,510
Private equity	1,375	1,184
Visa	456	456
Other	318	368
Total	$9,220	$10,254

BlackRock

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at December 31, 2010, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Item 7 includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are tax credit investments which are mostly accounted for under the equity method.

These investments, as well as equity investments held by consolidated partnerships, totaled $2.1 billion at December 31, 2010 and $2.5 billion at December 31, 2009.

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

Private equity investments carried at estimated fair value totaled $1.4 billion at December 31, 2010 and $1.2 billion at December 31, 2009. As of December 31, 2010, $749 million was invested directly in a variety of companies and $626 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $236 million as of December 31, 2010. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

Our unfunded commitments related to private equity totaled $319 million at December 31, 2010 compared with $453 million at December 31, 2009.

Visa

At December 31, 2010, our investment in Visa Class B common shares totaled approximately 23 million shares. In May 2010, Visa funded $500 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $47 million share of the $500 million as a reduction of our previously established indemnification liability and a reduction of noninterest expense. In October 2010, Visa funded $800 million to their litigation escrow account and further reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $76 million share of the $800 million as an additional reduction of our previously established indemnification liability and a reduction of noninterest expense. Considering the adjustments to the conversion ratio, the Class B shares would convert to approximately 11.9 million of publicly traded Visa Class A common shares.

As of December 31, 2010, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the December 31, 2010 closing price of $70.38 for the Visa Class A shares, the market value of our investment was $837 million. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the later of March 25, 2011, or settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with any settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on our Visa indemnification obligation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At December 31, 2010, other investments totaled $318 million compared with $368 million at December 31, 2009. We recognized net gains related to these investments of $43 million during 2010 compared with net losses of $43 million during 2009.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $11 million at December 31, 2010 and $66 million at December 31, 2009.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 16 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The following table provides the notional or contractual amounts and estimated net fair value of financial derivatives at December 31, 2010 and December 31, 2009.

Financial Derivatives	December 31, 2010		December 31, 2009
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Derivatives designated as hedging instruments under GAAP
Interest rate contracts (a)
Asset rate conversion
Receive fixed swaps	$14,452	$332	$13,055	$(64)
Pay fixed swaps	1,669	12
Liability rate conversion
Receive fixed swaps	9,803	834	13,048	707
Forward purchase commitments	2,350	(8)	350	1
Total interest rate risk management	28,274	1,170	26,453	644
Total derivatives designated as hedging instruments (b)	$28,274	$1,170	$26,453	$644
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Interest rate contracts
Swaps	$83,421	$63	$38,596	$(152)
Caps/floors – Purchased			5,200	50
Futures	51,699		41,609
Future options	31,250	21	18,580	28
Swaptions	11,040	28	24,145	(22)
Commitments related to residential mortgage assets	16,652	47	9,565	6
Total residential mortgage banking activities	$194,062	$159	$137,695	$(90)
Derivatives used for commercial mortgage banking activities:
Interest rate contracts
Swaps (c)	$1,744	$(41)	$1,948	$(15)
Commitments related to commercial mortgage assets	1,966	5	1,733	8
Credit contracts
Credit default swaps	210	8	460	52
Total commercial mortgage banking activities	$3,920	$(28)	$4,141	$45
Derivatives used for customer-related activities:
Interest rate contracts
Swaps (c)	$92,248	$(104)	$91,090	$(54)
Caps/floors
Sold	3,207	(15)	3,457	(15)
Purchased	2,528	14	2,115	14
Swaptions	2,165	13	1,996	11
Futures	2,793		2,271
Foreign exchange contracts	7,913	(6)	8,002	14
Equity contracts	334	(3)	351
Credit contracts
Risk participation agreements	2,738	3	2,819	1
Total customer-related	$113,926	$(98)	$112,101	$(29)
Derivatives used for other risk management activities:
Interest rate contracts
Swaps	$3,021	$6	$4,667	$3
Swaptions	100	4	720	(9)
Futures	298		145
Future options
Commitments related to residential mortgage assets	1,100	1	50
Foreign exchange contracts (c)	32	(4)	41	1
Credit contracts
Credit default swaps	551	8	1,128	(2)
Other contracts (d)	209	(396)	211	(486)
Total other risk management	$5,311	$(381)	$6,962	$(493)
Total derivatives not designated as hedging instruments	$317,219	$(348)	$260,899	$(567)
Total Gross Derivatives	$345,493	$822	$287,352	$77
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 58% were based on 1-month LIBOR and 42% on 3-month LIBOR at December 31, 2010 compared with 57% and 43%, respectively, at December 31, 2009.
(b)	Fair value amount includes net accrued interest receivable of $132 million at December 31, 2010 and $162 million at December 31, 2009.
(c)	The increases in the negative fair values from December 31, 2009 to December 31, 2010 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during 2010 and contracts terminated.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

2009 VERSUS 2008

On December 31, 2008, PNC acquired National City. This acquisition had a substantial impact on the comparison of 2009 to 2008.

CONSOLIDATED INCOME STATEMENT REVIEW

Summary Results

Net income for 2009 was $2.4 billion or $4.36 per diluted share and for 2008 was $.9 billion or $2.44 per diluted share.

Net Interest Income

Net interest income was $9.1 billion for 2009 compared with $3.9 billion for 2008, an increase of $5.2 billion, or 136%. Higher net interest income for 2009 compared with 2008 reflected the increase in average interest-earning assets due to National City and the improvement in the net interest margin.

The net interest margin was 3.82% in 2009 and 3.37% for 2008, an increase of 45 basis points.

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

Apart from the impact of these items, noninterest income increased $3.1 billion in 2009 compared with 2008.

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

Provision For Credit Losses

The provision for credit losses totaled $3.9 billion for 2009 compared with $1.5 billion for 2008. The provision for credit losses for 2009 was in excess of net charge-offs of $2.7 billion primarily due to required increases to our ALLL reflecting continued deterioration in the credit markets and the resulting increase in nonperforming loans.

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

Our quarterly run rate of acquisition cost savings related to National City increased to $300 million in the fourth quarter of 2009, or $1.2 billion per year. Acquisition cost savings totaled $800 million in 2009.

Effective Tax Rate

Our effective tax rate was 26.9% for 2009 and 27.2% for 2008.

CONSOLIDATED BALANCE SHEET REVIEW

Loans

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

Investment Securities

Total investment securities at December 31, 2009 were $56.0 billion compared with $43.5 billion at December 31, 2008. Securities represented 21% of total assets at December 31, 2009 compared with 15% of total assets at December 31, 2008. The increase in securities of $12.6 billion since December 31, 2008 primarily reflected the purchase of US Treasury and government agency securities as well as price appreciation in the available for sale portfolio, partially offset by maturities, prepayments and sales.

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

Loans Held For Sale

Loans held for sale totaled $2.5 billion at December 31, 2009 compared with $4.4 billion at December 31, 2008. We stopped originating commercial mortgage loans held for sale designated at fair value during the first quarter of 2008 and intend to continue pursuing opportunities to reduce these positions at appropriate prices. For commercial mortgages held for sale carried at the lower of cost or market, strong origination volumes partially offset sales to government agencies during 2009. Residential mortgage loans held for sale decreased during 2009 despite strong refinancing volumes, especially in the first quarter.

Asset Quality

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

Goodwill and Other Intangible Assets

Goodwill increased $637 million and other intangible assets increased $584 million at December 31, 2009 compared with December 31, 2008. During 2009, adjustments were made to the estimated fair values of assets acquired and liabilities assumed as part of the National City acquisition. This resulted in the recognition of $451 million of core deposit and other relationship intangibles at December 31, 2009. In addition, the purchase price allocation for the National City acquisition was completed as of December 31, 2009 with goodwill of $647 million recognized.

Funding Sources

Total funding sources were $226.2 billion at December 31, 2009 and $245.1 billion at December 31, 2008. Funding sources decreased $18.9 billion, driven by declines in other time deposits, retail certificates of deposit and Federal Home Loan Bank borrowings, partially offset by increases in money market and demand deposits.

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

In March 2009, PNC issued $1.0 billion of floating rate senior notes guaranteed by the FDIC under the FDIC’s TLGP-Debt Guarantee Program (TLGP). In addition, PNC issued $1.5 billion of senior notes during the second and third quarters of 2009, which were not issued under the TLGP.

Shareholders’ Equity

Total shareholders’ equity increased $4.5 billion, to $29.9 billion, at December 31, 2009 compared with December 31, 2008 primarily due to the following:

•	A decline of $2.0 billion in accumulated other comprehensive loss primarily as a result of decreases in net unrealized securities losses,
•	An increase of $1.7 billion in retained earnings, and
•	An increase of $.6 billion in capital surplus-common stock and other, primarily due to the May 2009 common stock issuance.

Regulatory capital ratios at December 31, 2009 were 10.1% for leverage, 11.4% for Tier 1 risk-based and 15.0% for total risk-based capital. At December 31, 2008, the regulatory capital ratios were 17.5% for leverage, 9.7% for Tier 1 risk-based and 13.2% for total risk-based capital.

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

Charge-off – Process of removing a loan or portion of a loan from our balance sheet because it is considered uncollectible. We also record a charge-off when a loan is transferred from portfolio holdings to held for sale by reducing the loan carrying amount to the fair value of the loan, if fair value is less than carrying amount.

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

Derivatives – Financial contracts whose value is derived from changes in publicly traded securities, interest rates, currency exchange rates or market indices. Derivatives cover a wide assortment of financial contracts, including but not limited to forward contracts, futures, options and swaps.

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

Efficiency – Noninterest expense divided by total revenue.

Fair value – The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

FICO score – A credit bureau-based industry standard score created by Fair Isaac Co. which predicts the likelihood of borrower default. We use FICO scores both in underwriting and assessing credit risk in our consumer lending portfolio. Lower FICO scores indicate likely higher risk of default, while higher FICO scores indicate likely lower risk of default. FICO scores are updated on a periodic basis.

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

Loan-to-value ratio (LTV) – A calculation of a loan’s collateral coverage that is used both in underwriting and assessing credit risk in our lending portfolio. LTV is the sum total of loan obligations secured by collateral divided by the market value of that same collateral. Market values of the collateral are based on an independent valuation of the collateral. For example, an LTV of less than 90% is better secured and has less credit risk than an LTV of greater than or equal to 90%. Our real estate market values are updated on an annual basis but may be updated more frequently for select loans.

Loss Given Default (LGD) – An estimate of recovery based on collateral type, collateral value, loan exposure, or the guarantor(s) quality and guaranty type (full or partial). Each loan has its own LGD. The LGD risk rating measures the percentage of exposure of a specific credit obligation that we expect to lose if default occurs. LGD is net of recovery, through either liquidation of collateral or deficiency judgments rendered from foreclosure or bankruptcy proceedings. The LGD rating is updated with the same frequency as the borrower’s PD rating, and should be done more frequently than the PD if the collateral values and amounts change often.

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

Nonperforming assets – Nonperforming assets include nonaccrual loans, certain troubled debt restructured loans, foreclosed assets and other assets. We do not accrue interest income on assets classified as nonperforming.

Nonperforming loans – Loans for which we do not accrue interest income. Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, consumer, and residential mortgage customers and construction customers as well as certain troubled debt restructured loans. Nonperforming loans do not include loans held for sale or foreclosed and other assets. Nonperforming loans do not include purchased impaired loans as we are currently accreting interest income over the expected life of the loans.

Notional amount – A number of currency units, shares, or other units specified in a derivative contract.

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

Pretax, pre-provision earnings from continuing operations – Total revenue less noninterest expense, both from continuing operations.

Probability of Default (PD) – An internal risk rating that indicates the likelihood that a credit obligor will enter into default status.

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

Residential mortgage servicing rights hedge gains / (losses), net – We have elected to measure acquired or originated residential mortgage servicing rights (MSRs) at fair value under GAAP. We employ a risk management strategy designed to protect the economic value of MSRs from changes in interest rates. This strategy utilizes securities and a portfolio of derivative instruments to hedge changes in the fair value of MSRs arising from changes in interest rates. These financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the MSR portfolio. Net MSR hedge gains/ (losses) represent the change in the fair value of MSRs, exclusive of changes due to time decay and payoffs, combined with the change in the fair value of the associated securities and derivative instruments.

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

Troubled debt restructuring – A restructuring of a loan whereby the lender for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the lender would not otherwise consider.

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

•

Our businesses and financial results are affected by business and economic conditions, both generally and specifically in the principal markets in which we operate. In particular, our businesses and financial results may be impacted by:

–	Changes in interest rates and valuations in the debt, equity and other financial markets.
–	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the markets for real estate and other assets commonly securing financial products.
–	Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates.
–	Changes in our customers’, suppliers’ and other counterparties’ performance in general and their creditworthiness in particular.
–	A slowing or failure of the moderate economic recovery that began in mid-2009 and continued throughout 2010.
–

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

•

Turbulence in significant portions of the US and global financial markets could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our counterparties and the economy generally.

•

We will be impacted by the extensive reforms provided for in Dodd-Frank and ongoing reforms impacting the financial institutions industry generally. Further, as much of that Act will require the adoption of implementing regulations by a number of different regulatory bodies, the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain.

•

Financial industry restructuring in the current environment could also impact our business and financial performance as a result of changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape.

•	Our results depend on our ability to manage current elevated levels of impaired assets.
•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current view that the moderate economic recovery that began in mid-2009 and continued throughout 2010 will slowly gather enough momentum in 2011 to lower the unemployment rate amidst continued low interest rates.

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
–

Other legislative and regulatory reforms, including broad-based restructuring of financial industry regulation (such as those under the Dodd-Frank Act) as well as changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other aspects of the financial institution industry.

–

Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. In addition to matters relating to PNC’s business and activities, such matters may also include proceedings, claims, investigations, or inquiries relating to pre-acquisition business and activities of acquired companies, such as National City.

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

–	Changes to regulations governing bank capital, including as a result of the Dodd-Frank Act and of the Basel III initiatives.
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

We grow our business in part by acquiring from time to time other financial services companies, financial services assets and related deposits. Acquisitions present us with risks in addition to those presented by the nature of the business acquired. These include risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

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

As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. In addition, regulatory and/or legal issues relating to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs or regulatory limitations arising as a result of those issues.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Risk Management section of Item 7 of this Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in equity, and cash flows present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania March 1, 2011

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2010	2009	2008
Interest Income
Loans	$8,276	$8,919	$4,138
Investment securities	2,389	2,688	1,746
Other	485	479	417
Total interest income	11,150	12,086	6,301
Interest Expense
Deposits	963	1,741	1,485
Borrowed funds	957	1,262	962
Total interest expense	1,920	3,003	2,447
Net interest income	9,230	9,083	3,854
Noninterest Income
Asset management	1,054	858	686
Consumer services	1,261	1,290	623
Corporate services	1,082	1,021	704
Residential mortgage	699	990
Service charges on deposits	705	950	372
Net gains on sales of securities	426	550	106
Other-than-temporary impairments	(608)	(1,935)	(312)
Less: Noncredit portion of other-than-temporary impairments (a)	(283)	(1,358)
Net other-than-temporary impairments	(325)	(577)	(312)
Gains on BlackRock transactions	160	1,076
Other	884	987	263
Total noninterest income	5,946	7,145	2,442
Total revenue	15,176	16,228	6,296
Provision For Credit Losses	2,502	3,930	1,517
Noninterest Expense
Personnel	3,906	4,119	1,766
Occupancy	730	713	331
Equipment	668	695	280
Marketing	266	233	123
Other	3,043	3,313	1,185
Total noninterest expense	8,613	9,073	3,685
Income from continuing operations before income taxes and noncontrolling interests	4,061	3,225	1,094
Income taxes	1,037	867	298
Income from continuing operations before noncontrolling interests	3,024	2,358	796
Income from discontinued operations (net of income taxes of $338, $54 and $63)	373	45	118
Net income	3,397	2,403	914
Less: Net income (loss) attributable to noncontrolling interests	(15)	(44)	32
Preferred stock dividends	146	388	21
Preferred stock discount accretion and redemptions	255	56
Net income attributable to common shareholders	$3,011	$2,003	$861
Earnings Per Common Share
From continuing operations
Basic	$5.08	$4.30	$2.15
Diluted	$5.02	$4.26	$2.10
From net income
Basic	$5.80	$4.40	$2.49
Diluted	$5.74	$4.36	$2.44
Average Common Shares Outstanding
Basic	517	454	344
Diluted	520	455	346

(a)	Included in accumulated other comprehensive loss.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value	December 31 2010	December 31 2009
Assets
Cash and due from banks (December 31, 2010 includes $2 for VIEs) (a)	$3,297	$4,288
Federal funds sold and resale agreements (includes $866 and $990 measured at fair value) (b)	3,704	2,390
Trading securities	1,826	2,124
Interest-earning deposits with banks (December 31, 2010 includes $288 for VIEs) (a)	1,610	4,488
Loans held for sale (includes $2,755 and $2,062 measured at fair value) (b)	3,492	2,539
Investment securities (December 31, 2010 includes $192 for VIEs) (a)	64,262	56,027
Loans (December 31, 2010 includes $4,645 for VIEs) (includes $116 and $88 measured at fair value) (a) (b)	150,595	157,543
Allowance for loan and lease losses (December 31, 2010 includes $(183) for VIEs) (a)	(4,887)	(5,072)
Net loans	145,708	152,471
Goodwill	8,149	9,505
Other intangible assets	2,604	3,404
Equity investments (December 31, 2010 includes $1,177 for VIEs) (a)	9,220	10,254
Other (December 31, 2010 includes $676 for VIEs) (includes $396 and $486 measured at fair value) (a) (b)	20,412	22,373
Total assets	$264,284	$269,863
Liabilities
Deposits
Noninterest-bearing	$50,019	$44,384
Interest-bearing	133,371	142,538
Total deposits	183,390	186,922
Borrowed funds
Federal funds purchased and repurchase agreements	4,144	3,998
Federal Home Loan Bank borrowings	6,043	10,761
Bank notes and senior debt	12,904	12,362
Subordinated debt	9,842	9,907
Other (December 31, 2010 includes $3,354 for VIEs) (a)	6,555	2,233
Total borrowed funds	39,488	39,261
Allowance for unfunded loan commitments and letters of credit	188	296
Accrued expenses (December 31, 2010 includes $88 for VIEs) (a)	3,188	3,590
Other (December 31, 2010 includes $456 for VIEs) (a)	5,192	7,227
Total liabilities	231,446	237,296
Equity
Preferred stock (c)
Common stock – $5 par value
Authorized 800 shares, issued 536 and 471 shares	2,682	2,354
Capital surplus – preferred stock	647	7,974
Capital surplus – common stock and other	12,057	8,945
Retained earnings	15,859	13,144
Accumulated other comprehensive loss	(431)	(1,962)
Common stock held in treasury at cost: 10 and 9 shares	(572)	(513)
Total shareholders’ equity	30,242	29,942
Noncontrolling interests	2,596	2,625
Total equity	32,838	32,567
Total liabilities and equity	$264,284	$269,863

(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2007 (a)	341	$1,764		$2,618	$11,497	$(147)	$(878)	$1,654	$16,508
Net effect of adopting FASB ASC 715-60					(12)				(12)
Net effect of adopting
FASB ASC 820 and FASB ASC 825-10					17				17
Balance at January 1, 2008	341	$1,764		$2,618	$11,502	$(147)	$(878)	$1,654	$16,513
Net income					882			32	914
Other comprehensive income (loss), net of tax
Net unrealized securities losses						(3,459)			(3,459)
Net unrealized gains on cash flow hedge derivatives						199			199
Pension, other postretirement and postemployment benefit plan adjustments						(490)			(490)
Other						(52)			(52)
Comprehensive income (loss)								32	(2,888)
Cash dividends declared
Common					(902)				(902)
Preferred					(21)				(21)
Common stock activity – acquisition	99	497		5,419					5,916
Treasury stock activity	3			(110)			281		171
Preferred stock issuance – Series K			$493						493
Preferred stock issuance – Series L			150						150
Preferred stock issuance – Series N (b)			7,275						7,275
TARP Warrant (b)				304					304
Tax benefit of stock option plans				17					17
Stock options granted				22					22
Effect of BlackRock equity transactions				43					43
Restricted stock/unit and incentive/ performance unit share transactions				15					15
Other								540	540
Balance at December 31, 2008 (a)	443	$2,261	$7,918	$8,328	$11,461	$(3,949)	$(597)	$2,226	$27,648
Cumulative effect of adopting FASB ASC 320-10 (c)					110	(110)
Balance at January 1, 2009	443	$2,261	$7,918	$8,328	$11,571	$(4,059)	$(597)	$2,226	$27,648
Net income (loss)					2,447			(44)	2,403
Other comprehensive income (loss), net of tax
Net unrealized losses on other-than- temporary impaired debt securities						(706)			(706)
Net unrealized securities gains						2,866			2,866
Net unrealized losses on cash flow hedge derivatives						(208)			(208)
Pension, other postretirement and postemployment benefit plan adjustments						125			125
Other						20			20
Comprehensive income (loss)								(44)	4,500
Cash dividends declared
Common					(430)				(430)
Preferred					(388)				(388)
Preferred stock discount accretion			56		(56)
Supervisory Capital Assessment Program issuance	15	75		549					624
Common stock activity	4	18		147					165
Treasury stock activity (d)				(158)			84		(74)
Other				79				443	522
Balance at December 31, 2009 (a)	462	$2,354	$7,974	$8,945	$13,144	$(1,962)	$(513)	$2,625	$32,567

(continued on following page)

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Cumulative effect of adopting ASU 2009-17					(92)	(13)			(105)
Balance at January 1, 2010	462	$2,354	$7,974	$8,945	$13,052	$(1,975)	$(513)	$2,625	$32,462
Net income					3,412			(15)	3,397
Other comprehensive income (loss), net of tax
Net unrealized gains on other-than- temporary impaired debt securities						170			170
Net unrealized securities gains						868			868
Net unrealized gains on cash flow hedge derivatives						356			356
Pension, other postretirement and postemployment benefit plan adjustments						162			162
Other						(12)			(12)
Comprehensive income (loss)								(15)	4,941
Cash dividends declared
Common					(204)				(204)
Preferred					(146)				(146)
Redemption of preferred stock and noncontrolling interest
Series N (TARP)			(7,579)						(7,579)
Preferred stock discount accretion			252		(252)
Other				(1)	(3)				(4)
Common stock activity (e)	65	328		3,113					3,441
Treasury stock activity	(1)			(62)			(59)		(121)
Other				62				(14)	48
Balance at December 31, 2010 (a)	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Issued to the US Department of Treasury on December 31, 2008 under the TARP Capital Purchase Program.
(c)	Retained earnings at January 1, 2009 was increased $110 million representing the after-tax noncredit portion of other-than-temporary impairment losses recognized in net income during 2008 that has been reclassified to accumulated other comprehensive income (loss).
(d)	Net treasury stock activity totaled .5 million shares issued.
(e)	Includes 63.9 million common shares issuance, the net proceeds of which were used together with other available funds to redeem the Series N (TARP) Preferred Stock, for a $3.4 billion net increase in total equity.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2010	2009	2008
Operating Activities
Net income	$3,397	$2,403	$914
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	2,502	3,930	1,517
Depreciation and amortization	1,059	978	463
Deferred income taxes (benefit)	1,019	932	(261)
Net gains on sales of securities	(426)	(550)	(106)
Net other-than-temporary impairments	325	577	312
Gain on sale of PNC Global Investment Servicing	(639)
Gains on BlackRock transactions	(160)	(1,076)
Net gains related to BlackRock LTIP shares adjustment		(103)	(246)
Undistributed earnings of BlackRock	(291)	(144)	(129)
Visa redemption gain			(95)
Excess tax benefits from share-based payment arrangements	(1)	(1)	(13)
Net change in
Trading securities and other short-term investments	468	61	1,459
Loans held for sale	(1,154)	1,110	303
Other assets	753	5,485	(1,974)
Accrued expenses and other liabilities	(1,571)	(8,118)	5,140
Other	(470)	269	130
Net cash provided by operating activities	4,811	5,753	7,414
Investing Activities
Sales
Securities available for sale	23,343	18,861	10,283
BlackRock stock via secondary common stock offering	1,198
Visa shares			95
Loans	1,868	644	76
Repayments/maturities
Securities available for sale	7,730	7,291	4,225
Securities held to maturity	2,433	495	21
Purchases
Securities available for sale	(36,653)	(34,078)	(19,381)
Securities held to maturity	(1,296)	(2,367)	(101)
Loans	(4,275)	(970)	(249)
Net change in
Federal funds sold and resale agreements	(1,313)	(560)	1,301
Interest-earning deposits with banks	2,684	10,237	(6,302)
Loans	7,855	13,863	(4,595)
Net cash received from (paid for) acquisition and divestiture activity	2,202	(3,396)	2,761
Purchases of corporate and bank-owned life insurance	(800)		(350)
Other (a)	753	(541)	(770)
Net cash provided (used) by investing activities	5,729	9,479	(12,986)

(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

	Year ended December 31
In millions	2010	2009	2008
Financing Activities
Net change in
Noninterest-bearing deposits	$5,872	$7,169	$1,719
Interest-bearing deposits	(8,844)	(9,849)	2,065
Federal funds purchased and repurchase agreements	152	(1,173)	(8,081)
Federal Home Loan Bank short-term borrowings	(280)	280	(2,000)
Other short-term borrowed funds	380	(1,726)	840
Sales/issuances
Federal Home Loan Bank long-term borrowings		2,092	5,050
Bank notes and senior debt	3,230	2,461	3,626
Subordinated debt			759
Other long-term borrowed funds	4,820	234	96
Perpetual trust securities			369
Preferred stock – TARP			7,275
Preferred stock – Other			492
TARP Warrant			304
Supervisory Capital Assessment Program – common stock		624
Common and treasury stock	3,486	247	375
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(4,373)	(9,671)	(1,158)
Bank notes and senior debt	(2,808)	(3,887)	(3,815)
Subordinated debt	(257)	(1,000)	(140)
Other long-term borrowed funds	(4,677)	(211)	(156)
Preferred stock – TARP	(7,579)
Redemption of noncontrolling interest and other preferred stock	(100)
Excess tax benefits from share-based payment arrangements	1	1	13
Acquisition of treasury stock	(204)	(188)	(234)
Preferred stock cash dividends paid	(146)	(388)	(21)
Common stock cash dividends paid	(204)	(430)	(902)
Net cash provided (used) by financing activities	(11,531)	(15,415)	6,476
Net Increase (Decrease) In Cash And Due From Banks	(991)	(183)	904
Cash and due from banks at beginning of period	4,288	4,471	3,567
Cash and due from banks at end of period	$3,297	$4,288	$4,471
Supplemental Disclosures
Interest paid	$1,871	$3,151	$2,145
Income taxes paid	752	66	797
Income taxes refunded	54	718	91
Non-cash Investing and Financing Items
Issuance of stock for acquisitions			6,066
Transfer from (to) loans to (from) loans held for sale, net	890	(172)	(1,763)
Transfer from trading securities to investment securities			599
Transfer from loans to foreclosed assets	1,218	1,012	45
(a)	Includes the impact of the consolidation of variable interest entities as of January 1, 2010.

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

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2010 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

See Note 2 Divestiture regarding our July 1, 2010 sale of PNC Global Investment Servicing Inc. The Consolidated Income Statement for all periods presented and related Notes To Consolidated Financial Statements reflect the global investment servicing business as discontinued operations.

We have considered the impact on these consolidated financial statements of subsequent events.

USE OF ESTIMATES

We prepared these consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our fair value measurements, allowances for loan and lease losses and unfunded loan commitments and letters of credit, purchased impaired loans, revenue recognition and residential mortgage servicing rights. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

INVESTMENT IN BLACKROCK, INC.

We account for our investment in the common stock and Series B Preferred Stock of BlackRock (deemed to be in-substance common stock) under the equity method of accounting. On January 31, 2010, the Series D Preferred Stock was converted to Series B Preferred Stock. The investment in BlackRock is reflected on our Consolidated Balance Sheet in Equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in Asset management revenue.

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

As noted above, we mark-to-market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (LTIP) programs. This obligation is classified as a derivative not designated as a hedging instrument under GAAP as disclosed in Note 16 Financial Derivatives.

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

We consolidate a VIE if we are its primary beneficiary. The primary beneficiary absorbs the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we recognize all of the VIE’s assets, liabilities and noncontrolling interests on our Consolidated Balance Sheet. See Note 3 Loan Sale and Servicing Activities and Variable Interest Entities for information about VIEs that we do not consolidate but in which we hold a significant variable interest.

On January 1, 2010, we adopted Accounting Standard Update (ASU) 2009-17 – Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance amends current GAAP to require that an enterprise perform a qualitative analysis as opposed to a quantitative analysis to determine if it is the primary beneficiary of a VIE. The qualitative analysis considers the purpose and the design of the VIE as well as the risks that the VIE was designed to either create or pass through to variable interest holders. See Recent Accounting Pronouncements in this Note 1 for further details.

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

We recognize revenue from servicing residential mortgages, commercial mortgages and other consumer loans as earned based on the specific contractual terms. We recognize revenue from securities, derivatives and foreign exchange trading as well as securities underwriting activities as these transactions occur or as services are provided. We recognize gains from the sale of loans upon receipt of cash.

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

We review all debt securities that are in an unrealized loss position for other-than-temporary impairment (OTTI). We evaluate outstanding available for sale and held to maturity securities for other-than-temporary impairment on at least a quarterly basis. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments and hedging gains and losses. After an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary. As part of this evaluation, we take into consideration whether we intend to sell the security or whether it is more likely than not that we will be required to sell the security before expected recovery of its amortized cost. We also consider whether or not we expect to receive all of the contractual cash flows from the investment based on factors that include, but are not limited to: the creditworthiness of the issuer and, in the case of securities collateralized by consumer and commercial loan assets, the historical and projected performance of the underlying collateral; and the length of time and extent that fair value has been less than amortized cost. In addition, we may also evaluate the business and financial outlook of the issuer, as well as broader industry and sector performance indicators. Declines in the fair value of available for sale debt securities that are deemed other-than-temporary and are attributable to credit deterioration are recognized on our Consolidated Income Statement in the period in which the determination is made. Declines in fair value which are deemed other-than-temporary and attributable to factors other than credit deterioration are recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet.

We include all interest on debt securities, including amortization of premiums and accretion of discounts on available for sale securities, in Net interest income using the constant effective yield method. We compute gains and losses realized on the sale of available for sale debt securities on a specific security basis. These securities gains/ (losses) are included in the caption Net gains on sales of securities on the Consolidated Income Statement.

In certain situations, management may elect to transfer certain debt securities from the securities available for sale to the held to maturity classification. In such cases, any unrealized gain or loss at the date of transfer included in Accumulated other comprehensive income (loss) is amortized over the remaining life of the security as a yield adjustment. This amortization effectively offsets or mitigates the effect on interest income of the amortization of the premium or accretion of the discount on the security.

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

•

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the cost method or the equity method of accounting. We use the cost method for investments in which we are not considered to have significant influence over the operations of the investee and when cost appropriately reflects our economic interest in the underlying investment. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other-than-temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in

Other noninterest income. Distributions received from the income of an investee on cost method investments are included in interest income or noninterest income depending on the type of investment. We use the equity method for all other general and limited partner ownership interests and limited liability company investments. Under the equity method, we record our equity ownership share of net income or loss of the investee in noninterest income. Investments described above are included in the caption Equity investments on the Consolidated Balance Sheet.

Private Equity Investments

We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair value of publicly traded direct investments are determined using quoted market prices and are subject to various discount factors for legal or contractual sales restrictions, when appropriate. The valuation procedures applied to direct investments in private companies include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12—Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Based on the guidance, we value indirect investments in private equity funds based on net asset value as provided in the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided value are made when available recent portfolio company information or market information indicates a significant change in value from that provided by the manager of the fund. We include all private equity investments on the Consolidated Balance Sheet in the caption Equity investments. Changes in the fair value of private equity investments are recognized in noninterest income.

We consolidate private equity investments when we are the general partner in a limited partnership and have determined that we have control of the partnership or are the primary beneficiary of the VIE. The portion we do not own is reflected in the caption Noncontrolling interests on the Consolidated Balance Sheet.

LOANS

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. Management’s intent and view of the foreseeable future may change based on changes in business strategies, the economic environment, market conditions and the availability of government programs.

Measurement of delinquency and past due status are based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent.

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

When loans are redesignated from held for investment to held for sale, specific reserves and allocated pooled reserves included in the allowance for loan and lease losses (ALLL) are charged-off to reduce the basis of the loans to the lower of cost or estimated fair value less cost to sell.

In addition to originating loans, we also acquire loans through portfolio purchases or acquisitions of other financial services companies. For certain acquired loans that have experienced a deterioration of credit quality, we follow the guidance contained in ASC Sub Topic 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under this guidance, acquired purchased impaired loans are to be recorded at fair value without the carryover of any existing valuation allowances. Evidence of credit quality deterioration may include information and statistics regarding bankruptcy events, borrower credit scores, such as Fair Isaac Corporation scores (FICO), past due status, and current loan-to-value (LTV) ratio. We review the loans acquired for evidence of credit quality deterioration and determine if it is probable that we will be unable to collect all contractual amounts due, including both principal and interest. When both conditions exist, we estimate the amount and timing of undiscounted expected cash flows at acquisition for each loan either individually or on a pool basis. We estimate the cash flows expected to be collected using internal models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds. Collateral values are also incorporated into cash flow estimates. Late fees, which are contractual but not expected to be collected, are excluded from expected future cash flows.

The accretable yield is calculated based upon the difference between the undiscounted expected future cash flows of the loans and the recorded investment in the loans. This amount is accreted into income over the life of the loan or pool using the constant effective yield method. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the ALLL. Subsequent increases in expected cash flows are recognized as a recovery of previously recorded ALLL or prospectively through an adjustment of the loan’s or pool’s yield over its remaining life.

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

LOAN SALES, LOAN SECURITIZATIONS AND RETAINED INTERESTS

We recognize the sale of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. We have sold mortgage, credit card and other loans through securitization transactions. In a securitization, financial assets are transferred into trusts or to SPEs in transactions to effectively legally isolate the assets from PNC. Where the transferor is a depository institution, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. Where the transferor is not a depository institution, legal isolation is accomplished through utilization of a two-step securitization structure.

In December 2009, the FASB issued ASU 2009-16 – Transfers and Servicing (Topic 860) – Accounting For Transfers of Financial Assets which requires a true sale legal analysis to be obtained to address several relevant factors, such as the nature and level of recourse to the transferor, and the amount and nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

In a securitization, the trust or SPE issues beneficial interests in the form of senior and subordinated securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated or residual interests. In certain cases, we may retain a portion or all of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and, in some cases, cash reserve accounts. Securitized loans are removed from the balance sheet and a net gain or loss is recognized in noninterest income at the time of initial sale, and each subsequent sale for revolving securitization structures. Gains or losses recognized on the sale of the loans depend on the allocation of carrying value between the loans sold and the retained interests, based on their relative fair market values at the date of sale. We generally estimate the fair value of the retained interests based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable.

Our loan sales and securitizations are generally structured without recourse to us and with no restrictions on the retained interests with the exception of loan sales to certain US government chartered entities.

When we are obligated for loss-sharing or recourse in a sale, our policy is to record such liabilities at fair value upon sale based on the guidance contained in applicable GAAP.

We originate, sell and service mortgage loans under the Federal National Mortgage Association (FNMA) Delegated Underwriting and Servicing (DUS) program. Under the provisions of the DUS program, we participate in a loss-sharing arrangement with FNMA. We participate in a similar program with the Federal Home Loan Mortgage Corporation (FHLMC). Refer to Note 23 Commitments and Guarantees for more information about our obligations related to sales of loans under these programs.

On January 1, 2010, we adopted ASU 2009-16 – Transfers and Servicing (Topic 860) – Accounting For Transfers of Financial Assets which is a codification of guidance issued in June 2009. This revised guidance removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation, to qualifying special purpose entities. The amended standard clarifies that an entity must consider all arrangements or agreements made contemporaneously with or in contemplation of a transfer even if not entered into at the time of the transfer when applying surrender of control conditions. See Recent Accounting Pronouncements in this Note 1 for further details.

LOANS HELD FOR SALE

We designate loans as held for sale when we have the intent to sell them. We transfer loans to the Loans held for sale category at the lower of cost or estimated fair value less cost to sell. At the time of transfer, write-downs on the loans are recorded as charge-offs. We establish a new cost basis upon transfer. Any subsequent lower-of-cost-or-market adjustment is determined on an individual loan basis and is recognized as a valuation allowance with any charges included in Other noninterest income. Gains or losses on the sale of these loans are included in Other noninterest income when realized.

We have elected to account for certain commercial mortgage loans held for sale at fair value. The changes in the fair value of these loans are measured and recorded in Other noninterest income each period. See Note 8 Fair Value for additional information. Also, we elected to account for residential real estate loans held for sale and securitizations acquired from National City, which were not purchased impaired loans, at fair value.

Interest income with respect to loans held for sale classified as performing is accrued based on the principal amount outstanding using a constant effective yield method.

In certain circumstances, loans designated as held for sale may be transferred to held for investment based on a change in strategy. We transfer these loans at the lower of cost or estimated fair value; however, any loans held for sale and designated at fair value will remain at fair value for the life of the loan.

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans,
•	Troubled debt restructurings, and
•	Foreclosed assets.

Nonperforming loans are those loans that have deteriorated in credit quality to the extent that full collection of original contractual principal and interest is doubtful. When a loan is determined to be nonperforming (and as a result is impaired), the accrual of interest is ceased and the loan is classified as nonaccrual. The current year accrued and uncollected interest is reversed out of net interest income.

A loan acquired and accounted for under ASC Sub-Topic 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality is reported as an accruing loan and a performing asset.

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonaccrual (and therefore nonperforming) when we determine that the collection of interest or principal is doubtful or when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status and subject to an impairment test would include, but are not limited to, the following:

•	Deterioration in the financial position of the borrower resulting in the loan moving from accrual to cash basis,
•	The collection of principal or interest is 90 days or more past due unless the asset is both well-secured and in the process of collection,
•	Reasonable doubt exists as to the certainty of the future debt service ability, whether 90 days have passed or not,
•	Customer has filed or will likely file for bankruptcy,
•	The bank advances additional funds to cover principal or interest,
•	We are in the process of liquidation of a commercial borrower, or
•	We are pursuing remedies under a guaranty.

We charge off commercial nonaccrual loans based on the facts and circumstances of the individual loans.

Additionally, in general, small business commercial term loans of less than $1 million and small business commercial revolving loans are placed on nonaccrual status at 90 days past due and charged off at 120 and 180 days past due, respectively.

Home equity installment loans and lines of credit, as well as residential real estate loans, that are well secured are classified as nonaccrual at 180 days past due. A consumer loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, have a realizable value sufficient to discharge the debt in full, including accrued interest.

Home equity installment loans and lines of credit and residential real estate loans that are not well secured and/or are in the process of collection are charged off at 180 days past due to the estimated fair value of the collateral less cost to sell. The remaining portion of the loan is placed on nonaccrual status.

Subprime mortgage loans for first liens with a LTV ratio of equal to or greater than 90% and second liens are classified as nonaccrual at 90 days past due. These loans are charged off as discussed above.

Most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120 to 180 days past due. Generally, they are not placed on nonaccrual status as permitted by regulatory guidance.

If payment is received on a nonperforming loan, the payment is first applied to the past due principal; once this principal obligation has been fulfilled, payments are applied to recover any partial charge-off related to the impaired loan that might exist. Finally, if both past due principal and any partial charge-off have been recovered, then the payment will result in the recognition and recording of interest income. This process is followed for impaired loans with the exception of performing troubled debt restructurings (TDRs). Payments received on performing TDRs and other modified loans will be applied in accordance with the terms of the modified loan.

A loan is categorized as a TDR if a concession is granted due to deterioration in the financial condition of the borrower. TDRs may include certain modifications of terms of loans, receipts of assets from debtors in partial or full satisfaction of loans, or a combination thereof. Modified loans classified as TDRs are included in nonperforming loans until returned to performing status through the fulfilling of contractual terms for a reasonable period of time (generally 6 months).

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional TDR information.

Nonperforming loans are generally not returned to performing status until the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and collection of the contractual principal and interest is no longer in doubt.

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is comprised principally of commercial real estate and residential real estate properties obtained in partial or total satisfaction of loan obligations. When legal proceedings are initiated, and no remedies arise from the legal proceedings, the property will be sold. When we acquire the deed, we transfer the loan to other real estate owned included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is recorded at the lower of recorded investment or estimated fair value less cost to sell. We estimate fair values primarily based on appraisals, when available, or quoted market prices on liquid assets. Anticipated recoveries and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer. If the estimated fair value less cost to sell is less than the recorded investment, a charge-off is recognized against the ALLL.

Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or estimated fair value less cost to sell. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in Other noninterest expense.

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the ALLL at a level that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. Our determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default (PD),
•	Loss given default (LGD),
•	Exposure at date of default (EAD),
•	Amounts and timing of expected future cash flows,
•	Value of collateral, and
•	Qualitative factors such as changes in economic conditions that may not be reflected in historical results.

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors include:

•	Recent Credit quality trends,
•	Recent Loss experience in particular portfolios,
•	Recent Macro economic factors, and
•	Changes in risk selection and underwriting standards.

In determining the adequacy of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Nonperforming loans are considered impaired under ASC 310-Receivables and are allocated a specific reserve.

Specific reserve allocations are determined as follows:

•

For nonperforming loans greater than or equal to a defined dollar threshold and TDRs, specific reserves are based on an analysis of the present value of the loan’s expected future cash flows, the loan’s observable market price or the fair value of the collateral.

•

For nonperforming loans below the defined dollar threshold, the loans are aggregated for purposes of measuring specific reserve impairment using the applicable loan’s LGD percentage multiplied by the balance of the loans.

When applicable, this process is applied across all the loan classes in a similar manner. However, as previously discussed, certain consumer loans and lines of credit, not secured by residential real estate, are charged off instead of being classified as nonperforming.

Our credit risk management policies, procedures and practices are designed to promote sound and fair lending standards while achieving prudent credit risk management. We have policies, procedures and practices that address financial statement requirements, collateral review and appraisal requirements, advance rates based upon collateral types, appropriate levels of exposure, cross-border risk, lending to specialized industries or borrower type, guarantor requirements, and regulatory compliance.

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is adequate to absorb estimated probable losses related to these unfunded credit facilities. We determine the adequacy of the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and letters of credit is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

The reserve for unfunded loan commitments is estimated in a manner similar to the methodology used for determining reserves for similar funded exposures. However, there is one important distinction. This distinction lies in the estimation of the amount of these unfunded commitments that will become funded. This is determined using a cash conversion factor or loan equivalency factor, which is a statistical estimate of the amount of an unfunded commitment that will fund over a given period of time. Once the future funded amount is estimated, the calculation of the allowance follows similar methodologies to those employed for on-balance sheet exposure.

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

MORTGAGE AND OTHER SERVICING RIGHTS

We provide servicing under various loan servicing contracts for commercial, residential and other consumer loans. These contracts are either purchased in the open market or retained as part of a loan securitization or loan sale. All newly acquired or originated servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future cash flows, including assumptions as to:

•	Deposit balances and interest rates for escrow and reserve earnings,
•	Discount rates,
•	Stated note rates,
•	Estimated prepayment speeds, and
•	Estimated servicing costs.

For subsequent measurements of these assets, we have elected to utilize either the amortization method or fair value measurement based upon the asset class and our risk management strategy for managing these assets. For commercial mortgage loan servicing rights, we use the amortization method. This election was made based on the unique characteristics of the commercial mortgage loans underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial mortgage servicing rights assets. Specific risk characteristics of commercial mortgages include loan type, currency or exchange rate, interest rates, expected cash flows and changes in the cost of servicing. We record these servicing assets as Other intangible assets and amortize them over their estimated lives based on estimated net servicing income. On a quarterly basis, we test the assets for impairment by categorizing the pools of assets underlying the servicing rights into various strata. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized and a valuation reserve is established.

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

Revenue from the various loan servicing contracts for commercial, residential and other consumer loans is reported on the Consolidated Income Statement in line items Consumer services, Corporate services and Residential mortgage.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts and financial assets and liabilities for which fair value was elected based on the fair value guidance are detailed in Note 8 Fair Value.

GOODWILL AND OTHER INTANGIBLE ASSETS

We assess goodwill for impairment at least annually, in the fourth quarter, or when events or changes in circumstances indicate the assets might be impaired. Finite-lived intangible assets are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable from undiscounted future cash flows or that it may exceed its fair value.

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

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists, on an after-tax basis, primarily of unrealized gains or losses, excluding OTTI attributable to credit deterioration, on investment securities classified as available for sale, derivatives designated as cash flow hedges, and changes in pension, other postretirement and postemployment benefit plan liability adjustments. Details of each component are included in Note 19 Other Comprehensive Income.

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

We recognize all derivative instruments at fair value as either Other assets or Other liabilities on the Consolidated Balance Sheet and the related cash flows in the Operating Activities section of the Consolidated Statement of Cash Flows. Adjustments for counterparty credit risk are included in the determination of their fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as an accounting hedge, changes in fair value are recognized in noninterest income.

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

For those derivative instruments that are designated and qualify as accounting hedges, we designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge. We have no derivatives that hedge the net investment in a foreign operation.

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

For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk, such as changes in LIBOR), changes in the fair value of the hedging instrument are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the hedged risk. To the extent the change in fair value of the derivative does not offset the change in fair value of the hedged item, the difference or ineffectiveness is reflected in the Consolidated Income Statement in the same financial statement category as the hedged item.

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

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in Accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation continues to be reported in Other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in 2010, 2009 or 2008 due to a determination that a forecasted transaction was no longer probable of occurring.

We occasionally purchase or originate financial instruments that contain an embedded derivative. At the inception of the transaction, we assess if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the host contract, whether the hybrid financial instrument that embodied both the embedded derivative and the host contract are measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative does not meet these three conditions, the embedded derivative would qualify as a derivative and be recorded apart from the host contract and carried at fair value with changes recorded in current earnings unless we elect to account for the hybrid financial instrument at fair value.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated using the two-class method to determine income attributable to common shareholders. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under the two-class method. Income attributable to common shareholders is then divided by the weighted-average common shares outstanding for the period.

Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock and debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. See Note 17 Earnings Per Share for additional information.

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

On January 1, 2010, we adopted ASU 2009-17 – Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. This guidance also amends current GAAP to require that an enterprise perform a qualitative analysis as opposed to a quantitative analysis to determine if it is the primary beneficiary of a VIE. The qualitative analysis considers the purpose and the design of the VIE as well as the risks that the VIE was designed to either create or pass through to variable interest holders. VIEs are assessed for consolidation under Topic 810 when we hold variable interests in these entities. A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets that either: (1) Does not have either investors that have sufficient equity at risk for the legal entity to finance its activities without additional subordinated finance support, or (2) As a group, the holders of the equity investment at risk lack any one of the following three characteristics: a.) The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance, b.) The obligation to absorb the expected losses of the legal entity, or c.) The right to receive the expected residual returns of the legal entity. A VIE often holds financial assets, including loans or receivables, real estate or other property. PNC consolidates VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Effective January 1, 2010, we consolidated Market Street Funding LLC (Market Street), a credit card securitization trust, and certain Low Income Housing Tax Credit (LIHTC) investments. We recorded consolidated assets of $4.2 billion, consolidated liabilities of $4.2 billion, and an after-tax cumulative effect adjustment to retained earnings of $92 million upon adoption (see Note 3 Loan Sale and Servicing Activities and Variable Interest Entities).

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This guidance requires new disclosures as follows: (1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, (2) additional breakout of asset and liability categories and (3) purchases, sales, issuances and settlements to be reported separately in the Level 3 rollforward. This guidance was effective for PNC for first quarter 2010 reporting with the exception of item 3 which is effective beginning with first quarter 2011 reporting.

In April 2010, the FASB issued ASU 2010-18, Receivables (Sub Topic 310-30), Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU amends the accounting guidance related to loans that are accounted for within a pool under ASC 310-30. The new guidance clarifies that modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The amended guidance continues to require that an entity consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required as a result of this ASU. ASU 2010-18 is effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 with early adoption permitted. PNC accounts for loans within pools consistent with the guidance in this ASU.

In July 2010, the FASB issued ASU 2010-20 – Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires additional disclosures related to an entity’s allowance for credit losses and the credit quality of its financing receivables (e.g., loans). Certain disclosures were effective December 31, 2010 and others will be beginning in the first quarter of 2011. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

NOTE 2 DIVESTITURE

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash pursuant to a definitive agreement entered into on February 2, 2010. This transaction resulted in a pretax gain of $639 million, net of transaction costs. The after-tax amount of the gain of $328 million is included within Income from discontinued operations on our Consolidated Income Statement.

Results of operations of GIS through June 30, 2010 are presented as Income from discontinued operations, net of income taxes, on our Consolidated Income Statement for all periods presented. Income taxes related to discontinued operations for 2009 include $18 million of deferred income taxes provided on the difference in the stock investment and tax basis of GIS, previously a US subsidiary of PNC.

As part of the sale agreement, PNC has agreed to provide certain transitional services on behalf of GIS until completion of related systems conversion activities, which may cover a period of up to three years from the date of sale.

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

NOTE 3 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

LOAN SALE AND SERVICING ACTIVITIES

We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-Agency securitization, and whole-loan sale transactions. Agency securitizations consist of securitization transactions with FNMA, FHLMC, and Government National Mortgage Association (GNMA) (collectively, the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through SPEs they sponsor. We, as an authorized GNMA issuer/servicer, pool loans into mortgage-backed securities for sale into the secondary market. In Non-Agency securitizations, we have transferred loans into securitization SPEs. In other instances third-party investors have purchased (in whole-loan sale transactions) and subsequently sold our loans into securitization SPEs. Third-party investors have also purchased our loans in whole-loan sale transactions. Securitization SPEs, which are legal entities that are utilized in the Agency and Non-Agency securitization transactions, are VIEs.

Our continuing involvement in the Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions generally consists of servicing, repurchases of previously transferred loans and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

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

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize the loan and a corresponding liability on the balance sheet regardless of our intent to repurchase the loan. At December 31, 2010 and December 31, 2009, the balance of our ROAP asset and liability totaled $336 million and $577 million, respectively.

We generally do not retain mortgage-backed securities issued by the Agency and Non-Agency securitization SPEs at the inception of the securitization transactions. Rather, our limited holdings of these securities occur through subsequent purchases in the secondary market. PNC does not retain any credit risk on its Agency mortgage-backed security positions as FNMA, FHLMC, and the US Government (for GNMA) guarantee losses of principal and interest on the underlying mortgage loans. We generally hold a senior class of Non-Agency mortgage-backed securities.

We also have involvement with certain Agency and Non-Agency commercial securitization SPEs where we have not transferred commercial mortgage loans. These SPEs were sponsored by independent third-parties and the loans held by these entities were purchased exclusively from other third-parties. Generally, our involvement with these SPEs is as servicer with servicing activities consistent with those described above. In certain instances, we can be terminated as servicer in these commercial securitization structures without cause by the controlling class of mortgage-backed security holders of the SPE.

We recognize a liability for our loss exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties and also for loss sharing arrangements (recourse obligations) with the Agencies. Other than providing temporary liquidity under servicing advances and our loss exposure associated with our repurchase and recourse obligations, we have not provided nor are we required to provide any type of credit support, guarantees, or commitments to the securitization SPEs or third-party investors in these transactions. See Note 23 Commitments and Guarantees for further discussion of our repurchase and recourse obligations.

Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/ Lines (b)
FINANCIAL INFORMATION – December 31, 2010
Servicing portfolio (c)	$125,806	$162,514	$6,041
Carrying value of servicing assets (d)	1,033	665	2
Servicing advances	533	415	21
Servicing deposits	2,661	3,537	61
Repurchase and recourse obligations (e)	144	54	150
Carrying value of mortgage-backed securities held (f)	2,171	1,875
FINANCIAL INFORMATION – December 31, 2009
Servicing portfolio (c)	$146,050	$185,167	$6,796
Carrying value of servicing assets (d)	1,332	921	4
Servicing advances	599	383	23
Servicing deposits	3,118	3,774	61
Repurchase and recourse obligations (e)	229	71	41
Carrying value of mortgage-backed securities held (f)	2,011	1,905

	Year Ended December 31, 2010
In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/ Lines (b)
CASH FLOWS
Sales of loans (g)	$9,951	$2,413
Repurchases of previously transferred loans (h)	2,283		$28
Contractual servicing fees received	413	224	26
Servicing advances recovered/(funded), net	66	(32)	2
Cash flows on mortgage-backed securities held (f)	588	510

(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity business that PNC is no longer engaged in. See Note 23 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs. It does not include loans serviced by us that were originated by third parties and have not been transferred to a VIE.
(d)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(e)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties and our commercial mortgage loss share arrangements for our Residential Mortgage Banking, Corporate & Institutional Banking, and Distressed Assets Portfolio segments, respectively. See Note 23 Commitments and Guarantees for further information.
(f)	Represents securities held where PNC transferred to and/or serviced loans for a securitization SPE and we hold securities issued by that SPE.
(g)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for 2010.
(h)	Includes repurchases of insured loans, government guaranteed loans, and loans repurchased through the exercise of our ROAP option.

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

The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of December 31, 2010 and December 31, 2009, respectively.

Consolidated VIEs – Carrying Value (a)

December 31, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$2	$2
Interest-earning deposits with banks		$284	4	288
Investment securities	$192			192
Loans	2,520	2,125		4,645
Allowance for loan and lease losses		(183)		(183)
Equity investments			1,177	1,177
Other assets	271	9	396	676
Total assets	$2,983	$2,235	$1,579	$6,797

Liabilities
Other borrowed funds	$2,715	$523	$116	$3,354
Accrued expenses		9	79	88
Other liabilities	268		188	456
Total liabilities	$2,983	$532	$383	$3,898
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts reported primarily represent LIHTC investments.

Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities
December 31, 2010
Market Street	$3,584	$3,588
Credit Card Securitization Trust	2,269	1,004
Tax Credit Investments (a)	1,590	420

December 31, 2009
Tax Credit Investments (a)	$1,933	$808
Credit Risk Transfer Transaction	860	860
(a)	Amounts reported primarily represent LIHTC investments.

Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to elimination of intercompany assets and liabilities held by the consolidated VIE.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2010
Tax Credit Investments (a)	$4,086	$2,258	$782	$782	(c)	$301	(d)
Commercial Mortgage-Backed Securitizations (b)	79,142	79,142	2,068	2,068	(e)
Residential Mortgage-Backed Securitizations (b)	42,986	42,986	2,203	2,199	(e)	4	(d)
Collateralized Debt Obligations	18		1	1	(c)
Total	$126,232	$124,386	$5,054	$5,050		$305

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss
December 31, 2009
Market Street	$3,698	$3,718	$6,155	(f)
Tax Credit Investments (a)	1,786	1,156	743
Collateralized Debt Obligations	23		2
Total	$5,507	$4,874	$6,900
(a)	Amounts reported primarily represent LIHTC investments. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired partnerships.
(b)	Amounts reported reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(f)	PNC’s risk of loss consisted of off-balance sheet liquidity commitments to Market Street of $5.6 billion and other credit enhancements of $.6 billion at December 31, 2009.

MARKET STREET

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2010 and 2009, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and all of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Through these arrangements, PNC has the power to direct the activities of the SPE that most significantly affect its economic performance and these arrangements expose PNC to expected losses or residual returns that are significant to Market Street.

The commercial paper obligations at December 31, 2010 and December 31, 2009 were supported by Market Street’s assets. While PNC may be obligated to fund under the $5.7 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower such as by the over-collateralization of the assets or by another third party in the form of deal-specific credit enhancement. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $658 million of the liquidity facilities if the underlying assets are in default. Market Street creditors have no direct recourse to PNC.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in June 2015. At December 31, 2010, $601 million was outstanding on this facility. This amount was eliminated in PNC’s Consolidated Balance Sheet as of December 31, 2010 due to the consolidation of Market Street. We are not required to nor have we provided additional financial support to the SPE.

CREDIT CARD SECURITIZATION TRUST

We are the sponsor of several credit card securitizations facilitated through a trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment. At December 31, 2010, Series 2006-1, 2007-1, and 2008-3 issued by the SPE were outstanding. Series 2005-1 was paid off during the third quarter of 2010.

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

TAX CREDIT INVESTMENTS

We make certain equity investments in various limited partnerships or limited liability companies (LLCs) that sponsor affordable housing projects utilizing the LIHTC pursuant to Sections 42 and 47 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the investments include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity. We typically invest in these partnerships as a limited partner or non-managing member. We make similar investments in other types of tax credit investments.

Also, we are a national syndicator of affordable housing equity (together with the investments described above, the LIHTC investments). In these syndication transactions, we create funds in which our subsidiaries are the general partner or managing member and sell limited partnership or non-managing member interests to third parties, and in some cases may also purchase a limited partnership or non-managing member interest in the fund and/or provide mezzanine financing to the fund. The purpose of this business is to generate income from the syndication of these funds, generate servicing fees by managing the funds, and earn tax credits to reduce our tax liability. General partner or managing member activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio.

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits in LIHTC investments are the tax credits, tax benefits due to passive losses on the investments, and development and operating cash flows. We have consolidated LIHTC investments in which we are the general partner or managing member and have a limited partnership interest or non-managing member interest that could potentially absorb losses or receive benefits that are significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other liabilities and third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. There are no terms or conditions that have required or could require us, as the primary beneficiary, to provide financial support. Also, we have not provided nor do we intend to provide financial or other support to the limited partnership or LLC that we are not contractually obligated to provide. The consolidated aggregate assets and liabilities of these LIHTC investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus they are not consolidated. These investments are disclosed in the Non-Consolidated VIEs table. The table also reflects our maximum exposure to loss. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity method to account for our investment in these entities with the investments reflected in Equity investments on our Consolidated Balance Sheet. In addition, we increase our recognized investments and recognize a liability for all legally binding unfunded equity commitments. These liabilities are reflected in Other liabilities on our Consolidated Balance Sheet.

CREDIT RISK TRANSFER TRANSACTION

National City Bank (which merged into PNC Bank, N.A. in November 2009) sponsored an SPE and concurrently entered into a credit risk transfer agreement with an independent third party to mitigate credit losses on a pool of nonconforming residential mortgage loans originated by its former First

Franklin business unit. The SPE or VIE was formed with a small equity contribution and was structured as a bankruptcy-remote entity so that its creditors had no recourse to the sponsor. In exchange for a perfected security interest in the cash flows of the nonconforming mortgage loans, the SPE issued asset-backed securities to the sponsor in the form of senior, mezzanine, and subordinated equity notes.

The SPE was deemed to be a VIE as its equity was not sufficient to finance its activities. We were determined to be the primary beneficiary of the SPE as we would absorb the majority of the expected losses of the SPE through our holding of the asset-backed securities. Accordingly, this SPE was consolidated and all of the entity’s assets, liabilities, and equity associated with the note tranches held by us were intercompany balances and were eliminated in consolidation. In October 2010, the governing documents were amended to give us the option to unilaterally terminate the SPE. On October 28, 2010, we exercised this option. The dissolution of the SPE did not have any impact on the statement of financial condition, liquidity, or cash flows of PNC. At December 31, 2009, nonconforming mortgage loans and foreclosed properties associated with the consolidated SPE had a net carrying value of $587 million.

In connection with the credit risk transfer agreement, we held the right to put the mezzanine notes to the independent third-party once credit losses in the mortgage loan pool exceeded the principal balance of the subordinated equity notes. During 2009, cumulative credit losses in the mortgage loan pool surpassed the principal balance of the subordinated equity notes which resulted in us exercising our put option on two of the subordinate mezzanine notes. Cash proceeds received from the third party for the exercise of these put options totaled $36 million. In addition, during 2009 we entered into an agreement with the third party to terminate each party’s rights and obligations under the credit risk transfer agreement for the remaining mezzanine notes. We agreed to terminate our contractual right to put the remaining mezzanine notes to the third party for a cash payment of $126 million. A pretax gain of $10 million was recognized in noninterest income as a result of these transactions. The foregoing events did not have any impact on our consolidation assessment of the SPE.

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

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our repurchase and recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At December 31, 2010, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our repurchase and recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

LOANS OUTSTANDING

In millions	Dec. 31 2010	Dec. 31 2009
Commercial lending
Commercial	$55,177	$54,818
Commercial real estate	17,934	23,131
Equipment lease financing	6,393	6,202
TOTAL COMMERCIAL LENDING	79,504	84,151
Consumer lending
Home equity	34,226	35,947
Residential real estate	15,999	19,810
Credit card	3,920	2,569
Other	16,946	15,066
TOTAL CONSUMER LENDING	71,091	73,392
Total loans (a) (b)	$150,595	$157,543
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.7 billion and $3.2 billion at December 31, 2010 and December 31, 2009, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate exposure is material in relation to our total credit exposure. At December 31, 2010, no specific industry concentration exceeded 6% of total commercial lending loans outstanding.

We originate interest-only loans to commercial borrowers. This is usually to match our borrowers’ asset conversion to cash expectations (i.e., working capital lines, revolvers). These products are standard in the financial services industry and are considered during the underwriting process to mitigate the increased risk that may result in borrowers not being able to make interest and principal payments when due. We do not believe that these product features create a concentration of credit risk.

In the normal course of business, we originate or purchase loan products with contractual features, when concentrated, that may increase our exposure as a holder of those loan products. Possible product features that may create a concentration of credit risk would include a high LTV ratio, terms that may expose the borrower to future increases in repayments above increases in market interest rates, below-market interest rates and interest-only loans, among others. We also originate home equity loans and lines of credit that are concentrated in our primary geographic markets.

At December 31, 2010, we pledged $12.6 billion of loans to the Federal Reserve Bank and $32.4 billion of loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2009 were $18.8 billion and $32.6 billion, respectively.

Certain loans are accounted for at fair value with changes in the fair value reported in current period earnings. The fair value of these loans was $116 million, or less than 1% of the total loan portfolio, at December 31, 2010 compared with $107 million, or less than 1% of the total loan portfolio, at December 31, 2009.

Net Unfunded Credit Commitments

In millions	December 31 2010	December 31 2009
Commercial and commercial real estate	$59,256	$60,143
Home equity lines of credit	19,172	20,367
Consumer credit card lines	14,725	17,558
Other	2,652	2,727
Total	$95,805	$100,795

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At December 31, 2010, commercial commitments reported above exclude $16.7 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2009 was $13.2 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

NOTE 5 ASSET QUALITY AND ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the ALLL at a level that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date.

One of the key factors for determining the performing status of a loan is delinquency. The measurement of delinquency is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent.

See Note 1 Accounting Policies – Nonperforming Assets for additional delinquency, nonaccrual, and charge-off information.

The following table displays the delinquency status of our loans at December 31, 2010.

Age Analysis of Past Due Accruing Loans

	Accruing
In millions	Current	30-59 days past due	60-89 days past due	90 days or more past due (b)	Total past due	Nonperforming loans (c)	Total loans
December 31, 2010 (a)
Commercial	$53,522	$251	$92	$59	$402	$1,253	$55,177
Commercial real estate	15,866	128	62	43	233	1,835	17,934
Equipment lease financing	6,276	37	2	1	40	77	6,393
Home equity	33,354	159	91	174	424	448	34,226
Residential real estate	14,688	226	107	160	493	818	15,999
Credit card	3,765	46	32	77	155		3,920
Other consumer	16,756	95	32	28	155	35	16,946
Total	$144,227	$942	$418	$542	$1,902	$4,466	$150,595

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due (b)	Total past due	Nonperforming loans (c)
December 31, 2010 (a)
Commercial	97.00%	.45%	.17%	.11%	.73%	2.27%
Commercial real estate	88.47	.71	.35	.24	1.30	10.23
Equipment lease financing	98.17	.58	.03	.02	.63	1.20
Home equity	97.45	.47	.26	.51	1.24	1.31
Residential real estate	91.81	1.41	.67	1.00	3.08	5.11
Credit card	96.05	1.17	.82	1.96	3.95
Other consumer	98.88	.56	.19	.16	.91	.21
Total	95.77%	.62%	.28%	.36%	1.26%	2.97%
(a)	Past due loan amounts exclude government insured / guaranteed, primarily residential mortgages, totaling $2.6 billion at December 31, 2010. These loans are included in the ‘Current’ category. Past due loan amounts also exclude purchased impaired loans totaling $7.8 billion at December 31, 2010. These loans are excluded as they are considered performing loans due to accretion of interest income. These loans are also included in the ‘Current’ category.
(b)	At December 31, 2009, accruing loans 90 days or more past due totaled $884 million.
(c)	At December 31, 2009, nonperforming loans totaled $5,671 million.

Nonperforming assets include nonaccrual loans, troubled debt restructurings, and foreclosed assets. See Note 1 Accounting Policies – Nonperforming Assets for additional information.

The following amounts exclude purchased impaired loans acquired in connection with the December 31, 2008 National City acquisition. See Note 6 Purchased Impaired Loans for further information.

Nonperforming Assets

Dollars in millions	December 31, 2010	December 31, 2009
Nonaccrual loans
Commercial	$1,253	$1,806
Commercial real estate	1,835	2,140
Equipment lease financing	77	130
TOTAL COMMERCIAL LENDING	3,165	4,076
Consumer (a)
Home equity	448	356
Residential real estate	818	1,203
Other	35	36
TOTAL CONSUMER LENDING	1,301	1,595
Total nonperforming loans	4,466	5,671
Foreclosed and other assets
Commercial lending	353	266
Consumer lending	482	379
Total foreclosed and other assets	835	645
Total nonperforming assets	$5,301	$6,316
Nonperforming loans to total loans	2.97%	3.60%
Nonperforming assets to total loans and foreclosed and other assets	3.50	3.99
Nonperforming assets to total assets	2.01	2.34
Interest on nonperforming loans
Computed on original terms	$329	$302
Recognized prior to nonperforming status	53	90
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonaccrual status.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered TDRs. See Note 1 Accounting Policies – Nonperforming Assets for additional information. TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonperforming loans in the table above include TDRs of $784 million at December 31, 2010 and $440 million at December 31, 2009.

TDRs returned to performing (accrual) status totaled $543 million at December 31, 2010 and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of performance under the modified terms.

In addition, credit cards and certain small business and consumer credit agreements whose terms have been modified totaled $331 million at December 31, 2010 and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance, these loans are excluded from nonperforming loans. As such, generally under the modified terms, these loans are directly charged off in the period that they become 120 to 180 days past due.

Portfolio Segments

PNC develops and documents the Commercial Lending and Consumer Lending ALLL under separate methodologies as further discussed below.

Allowance for Loan and Lease Losses Components

For purchased non-impaired loans, the ALLL is the sum of three components: asset specific/individual impaired reserves, quantitative (formulaic or pooled) reserves, and qualitative (judgmental) reserves. See Note 6 Purchased Impaired Loans for additional ALLL information. There were no significant changes to our ALLL methodology during 2010.

Asset Specific Component

Nonperforming loans are considered impaired under ASC Topic 310-Receivables and are allocated a specific reserve. See Note 1 Accounting Policies – Allowance for Loan and Lease Losses for additional information.

Commercial Lending Quantitative Component

The estimates of the quantitative component of ALLL for exposure within the commercial lending portfolio segment is determined through a statistical loss model utilizing PD, LGD and EAD. Based upon loan risk ratings we assign PDs and LGDs. Each of these statistical parameters is determined based on historical data and observable factors including those pertaining to specific borrowers that have proven to be statistically significant in the estimation of incurred losses. PD is influenced by such factors as liquidity, industry, obligor financial structure, access to capital, and cash flow. LGD is influenced by collateral type, LTV, and guarantees by related parties.

Consumer Lending Quantitative Component

Quantitative estimates within the consumer lending portfolio segment are calculated using a roll-rate model based on statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off. In general, the estimated rates at which loan outstandings roll from one stage of delinquency to another are dependent on various factors such as FICO, LTV ratios, the current economic environment, and geography. Within the consumer lending portfolio segment, PNC Asset and Liability Management manages $3.9 billion of purchased mortgage loans that are serviced by third parties. Asset and Liability Management uses a loan loss reserve methodology that uses delinquent balances and a loss severity assumption to calculate the level of pooled loan loss reserves to be held against the portfolio.

Qualitative Component

While our quantitative reserve methodologies strive to reflect all risk factors, there continues to be a certain element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We adjust the ALLL in consideration of these factors. The ALLL also includes factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors include:

•	Credit quality trends,
•	Loss experience in particular portfolios,
•	Macro economic factors, and
•	Changes in risk selection and underwriting standards.

Rollforward of Allowance for Loan and Lease Losses and Other Loan Data – 2010 and 2009

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2010
Allowance for Loan and Lease Losses
January 1	$3,345	$1,727	$5,072
Charge-offs	(2,017)	(1,475)	(3,492)
Recoveries	427	129	556
Net charge-offs	(1,590)	(1,346)	(2,936)
Provision for credit losses	704	1,798	2,502
Adoption of ASU 2009-17, Consolidations		141	141
Net change in allowance for unfunded loan commitments and letters of credit	108		108
December 31	$2,567	$2,320	$4,887
Collectively evaluated for impairment	$1,419	$1,227	$2,646
Individually evaluated for impairment	859	485	1,344
Purchased impaired loans	289	608	897
December 31	$2,567	$2,320	$4,887
Loans
Collectively evaluated for impairment	$75,014	$63,291	$138,305
Individually evaluated for impairment	3,088	1,422	4,510
Purchased impaired loans	1,402	6,378	7,780
December 31	$79,504	$71,091	$150,595
Ratio of the allowance for loan and lease losses to total Loans	3.23%	3.26%	3.25%
December 31, 2009
Allowance for Loan and Lease Losses
January 1	$2,680	$1,237	$3,917
Charge-offs	(1,935)	(1,220)	(3,155)
Recoveries	246	198	444
Net charge-offs	(1,689)	(1,022)	(2,711)
Provision for credit losses	2,418	1,512	3,930
Acquired allowance – National City	(112)		(112)
Net change in allowance for unfunded loan commitments and letters of credit	48		48
December 31	$3,345	$1,727	$5,072
Collectively evaluated for impairment	$1,973	$1,395	$3,368
Individually evaluated for impairment	1,148		1,148
Purchased impaired loans	224	332	556
December 31	$3,345	$1,727	$5,072
Loans
Collectively evaluated for impairment	$78,038	$65,272	$143,310
Individually evaluated for impairment	3,946		3,946
Purchased impaired loans	2,167	8,120	10,287
December 31	$84,151	$73,392	$157,543
Ratio of the allowance for loan and lease losses to total loans	3.97%	2.35%	3.22%

Rollforward of Allowance for Loan and Lease Losses and Other Loan Data –2008

In millions	2008
Allowance for Loan and Lease Losses
January 1	$830
Charge-offs	(618)
Recoveries	79
Net charge-offs	(539)
Provision for credit losses	1,517
Acquired allowance – National City	2,224
Acquired allowance – other	20
Net change in allowance for unfunded loan commitments and letters of credit	(135)
December 31	$3,917
Loans
Collectively evaluated for impairment	$161,438
Individually evaluated for impairment	1,342
Purchased impaired loans	12,709
December 31	$175,489
Ratio of the allowance for loan and lease losses to total loans	3.23%

ORIGINATED IMPAIRED LOANS

Originated impaired loans exclude leases and smaller balance homogeneous type loans as well as purchased impaired loans, but include acquired loans that are impaired subsequent to acquisition. We did not recognize any interest income on originated impaired loans, including TDRs that have not returned to performing status, while they were impaired in 2010, 2009 or 2008. The following table provides further detail on originated impaired loans individually evaluated for reserves and the associated ALLL:

Originated Impaired Loans (a)

	December 31, 2010
In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance (b)(c)	Average Recorded Investment (d)(e)
Impaired loans with an associated allowance
Commercial	$1,769	$1,178	$410	$1,533
Commercial real estate	1,927	1,446	449	1,732
Home equity	622	622	207	448
Residential real estate	521	465	122	309
Credit card	301	301	149	275
Other consumer	34	34	7	30
Total impaired loans with an associated allowance	$5,174	$4,046	$1,344	$4,327
Impaired loans without an associated allowance
Commercial	$87	$75		$90
Commercial real estate	525	389		320
Total impaired loans without an associated allowance	$612	$464		$410
Total impaired loans (f)	$5,786	$4,510	$1,344	$4,737

(a)	Purchased impaired loans are excluded from this table and are discussed in Note 6 Purchased Impaired Loans.
(b)	Amounts include $509 million at December 31, 2010 for TDRs.
(c)	At December 31, 2009, the associated allowance for originated impaired loans was $1,148 million.
(d)	Average for year ended.
(e)	The average recorded investment for 2009 was $2,909 million and for 2008 was $674 million.
(f)	At December 31, 2009, the recorded investment was $3,946 million (including $3,475 million with an associated allowance and $471 million without an associated allowance).

Net interest income less the provision for credit losses was $6.7 billion for 2010 compared with $5.1 billion for 2009 and $2.3 billion for 2008.

PORTFOLIO CLASSES

Each PNC portfolio segment is comprised of one or more classes. Classes are characterized by similarities in initial measurement, risk attributes (credit quality indicators) and the manner in which we monitor and assess credit risk.

Commercial Class

We monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides risk granularity in the monitoring process on an ongoing basis. We adjust our risk-rating process through updates based on actual experience. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity, thus reflects the relative estimated likelihood of loss for that loan at the reporting date. Loans with low PD and LGD have the lowest likelihood of loss. Conversely, loans with high PD and LGD have the highest likelihood of loss.

Based upon the amount of the lending arrangement and of the credit risk described above, we follow a formal schedule of periodic review. Generally, for higher risk loans this occurs on a quarterly basis, although we have established practices to review such credit risk more frequently if appropriate.

Commercial Real Estate Class

We manage credit risk associated with our commercial real estate projects and commercial mortgage activities. Similar to the commercial class, we analyze PD and LGD. However, due to the nature of the collateral, commercial real estate projects and commercial mortgages, the LGDs tend to be significantly lower than those seen in the commercial class. Additionally, commercial real estate projects and commercial mortgage activities risks tend to be correlated to the loan structure and collateral location, project progress and business environment. As a result, these attributes are also monitored and utilized in assessing credit risk.

As with the commercial class, a quarterly overview is performed to assess geographic, product and loan type concentrations, in addition to industry risk and market and economic concerns. Often as a result of these overviews, more in-depth reviews and increased scrutiny is placed on areas of higher risk, adverse changes in risk ratings, deteriorating operating trends, and/or areas that concern management. The goal of these reviews is to assess risk and take actions to mitigate our exposure to such risks.

Equipment Lease Financing Class

Similar to the other classes of loans within Commercial Lending, loans within the equipment lease financing class undergo a rigorous underwriting process. During this process, a PD and LGD are assigned based on the credit risk.

Based upon the dollar amount of the lease and of the level of credit risk, we follow a formal schedule of periodic review. Generally, this occurs on a quarterly basis, although we have established practices to review such credit risk more frequently if appropriate. Our review process entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance.

Commercial Purchased Impaired Loans Class

The credit impacts of purchased impaired loans are primarily determined through the estimation of expected cash flows. Commercial cash flow estimates are influenced by a number of credit related items which include but are not limited to changes in estimated collateral value, receipt of additional collateral, secondary trading prices, circumstances of possible and/or ongoing liquidation, capital availability, business operations and payment patterns.

We attempt to proactively manage these factors by using various procedures that are customized to the risk of a given loan. Among these procedures are: review by PNC’s Special Asset Committee (SAC), ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

See Note 6 Purchased Impaired Loans for additional information.

Credit Quality Indicators – Commercial Lending

In millions	Pass (a)	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
December 31, 2010
Commercial	$48,556	$1,926	$3,883	$563	$54,928
Commercial real estate	11,014	1,289	3,914	564	16,781
Equipment lease financing	6,121	64	162	46	6,393
Purchased impaired loans (e)	106	35	883	378	1,402
Total commercial lending	$65,797	$3,314	$8,842	$1,551	$79,504
December 31, 2009
Commercial	$44,591	$3,060	$5,711	$925	$54,287
Commercial real estate	13,834	1,782	5,113	766	21,495
Equipment lease financing	5,778	44	342	38	6,202
Purchased impaired loans (e)	283	28	857	999	2,167
Total commercial lending	$64,486	$4,914	$12,023	$2,728	$84,151

(a)	Assets in this category include loans not classified as “Special Mention”, “Substandard”, or “Doubtful.”
(b)	Assets in this category have a potential weakness that deserves management’s close attention. If left uncorrected these potential weaknesses may result in deterioration of repayment prospects at some future date. These assets do not expose PNC to sufficient risk to warrant adverse classification at this time.
(c)	Assets in this category have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that PNC will sustain some loss if the deficiencies are not corrected.
(d)	Assets in this category possess all the inherent weaknesses of a Substandard asset with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(e)	It is probable that these amounts will be collected.

Residential Real Estate and Home Equity Classes

We use several credit quality indicators, including credit scores, LTV ratios, delinquency rates, loan types and geography to monitor and manage credit risk within the residential real estate and home equity classes. We evaluate mortgage loan performance by source originators and loan servicers. A summary of credit quality indicators follows:

Credit Scores: We use a national third-party provider to update FICO credit scores for residential real estate and home equity loans on at least an annual basis. The updated scores are incorporated into a series of credit monitoring reports and the statistical models that estimate the individual loan risk values.

LTV: We regularly update the property values of real estate collateral and calculate a LTV ratio. This ratio updates our statistical models that estimate individual and class/segment level risk. The LTV ratio tends to indicate potential loss on a given loan and the borrower’s likelihood to make payment according to the contractual obligations.

Delinquency Rates: We monitor levels of delinquency rates for residential real estate and home equity loans.

Geography: Geographic concentrations are monitored to evaluate and manage exposures. Loan purchase programs are sensitive to, and focused within, certain regions to manage geographic exposures and associated risks.

The combination of FICO scores, LTV ratios and geographic location assigned to residential real estate and home equity loans are used to estimate the likelihood of loss for that loan at the reporting date. Loans with high FICO scores and low LTVs tend to have the lower likelihood of loss. Conversely, loans with low FICO scores, high LTVs, and in certain geographic locations tend to have a higher likelihood of loss.

At least annually, we obtain an updated property valuation on the real estate secured loans. For open credit lines secured by real estate or facilities in regions experiencing significant declines in property values, more frequent valuations may occur. The property values are monitored to determine LTV migration and those LTV migrations are stratified within various markets. Trends are analyzed to establish appropriate lending criteria to fit within our desired moderate risk profile.

Credit Quality Indicators – Consumer Real Estate Secured

	Higher Risk Loans (a)		All Other Loans		Total Loans	Loans with LTV > 100%
In millions	Amount	% of Total Loans	Amount	% of Total Loans	Amount	Amount	% of Total Loans
December 31, 2010
Home equity (b)	$1,203	4%	$33,023	96%	$34,226	$285	1%
Residential real estate (c)	651	4%	15,348	96%	15,999	1,331	8%
Total (d)	$1,854	4%	$48,371	96%	$50,225	$1,616	3%
December 31, 2009
Home equity (b)	$1,198	3%	$34,749	97%	$35,947	$306	1%
Residential real estate (c)	826	4%	18,984	96%	19,810	2,385	12%
Total (d)	$2,024	4%	$53,733	96%	$55,757	$2,691	5%

(a)	Loans with a recent FICO credit score of less than or equal to 660 and a LTV ratio greater than or equal to 90% at December 31, 2010, and a LTV ratio greater than 90% at December 31, 2009.
(b)	Within the higher risk home equity class at December 31, 2010, approximately 10% were in some stage of delinquency and 6% were in late stage (90+ days) delinquency status. These higher risk loans were concentrated with 28% in Pennsylvania, 13% in Ohio, 11% in New Jersey, 7% in Illinois, 6% in Michigan and 5% in Kentucky, with the remaining loans dispersed across several other states. At December 31, 2009, approximately 10% were in some stage of delinquency and 5% were in late stage (90+ days) delinquency status. These higher risk loans were concentrated with 28% in Pennsylvania, 14% in Ohio, 11% in New Jersey, 7% in Illinois, 6% in Michigan and 5% in Kentucky, with the remaining loans dispersed across several other states.
(c)	Within the higher risk residential real estate class at December 31, 2010, approximately 48% were in some stage of delinquency and 36% were in late stage (90+ days) delinquency status. These higher risk loans were concentrated with 24% in California, 11% in Florida, 11% in Illinois, 8% in Maryland, 4% in Pennsylvania, 4% in New Jersey, and 4% in Ohio, with the remaining loans dispersed across several other states. At December 31, 2009, approximately 61% were in some stage of delinquency and 49% were in late stage (90+ days) delinquency status. These higher risk loans were concentrated with 22% in California, 13% in Florida, 10% in Illinois, 8% in Maryland, 5% in Pennsylvania, and 5% in New Jersey, with the remaining loans dispersed across several other states.
(d)	Includes purchased impaired loans of $5.9 billion at December 31, 2010 and $8.0 billion at December 31, 2009.

Credit Card and Other Consumer (Education, Automobile, and Other Secured and Unsecured Lines and Loans) Classes

We monitor a variety of credit quality information in the management of the credit card and other consumer loan classes. Along with the trending of delinquencies and losses for each class, FICO score updates are obtained at least annually, as well as a variety of credit bureau attributes.

The combination of FICO scores and delinquency status are used to estimate the likelihood of loss for consumer exposure at the reporting date. Loans with high FICO scores tend to have a lower likelihood of loss. Conversely, loans with low FICO scores tend to have a higher likelihood of loss.

Credit Quality Indicators – Credit Card and Other Consumer Classes

Current FICO Score Range	Credit Card (a)	Other Consumer
December 31, 2010
> 720	48%	58%
650 to 719	29	28
620 to 649	5	4
< 620	11	9
Unscored (b)	7	1
Total loan balance	100%	100%
Weighted average current FICO score (c)	709	713

(a)	At December 31, 2010, PNC has $70 million of credit card loans that are high risk (i.e., loans with FICO scores less than 660 and greater than 90 day delinquency). Within the high risk credit card portfolio, 20% are located in Ohio, 14% in Michigan, 14% in Pennsylvania, 8% in Illinois and 7% in Indiana, with the remaining loans dispersed across several other states.
(b)	Credit card unscored refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot get an updated FICO (e.g., recent profile changes), cards issued with a business name, and/ or collateral secured cards for which FICO scores were not available or required. Management proactively assesses the risk and size of unscored loans and, when necessary, takes actions to mitigate credit risk.
(c)	Weighted average current FICO score excludes accounts with no score.

Consumer Purchased Impaired Loans Class

Estimates of the expected cash flows primarily determine the credit impacts of consumer purchased impaired loans. Consumer cash flow estimates are influenced by a number of credit related items which include, but are not limited to, estimated real estate values, payment patterns, FICO scores, economic environment, LTV ratios and time of origination. These key drivers are monitored regularly to help ensure that concentrations of risk are mitigated and cash flows are maximized.

See Note 6 Purchased Impaired Loans for additional information.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is adequate to absorb estimated probable losses related to these unfunded credit facilities.

See Note 1 Accounting Policies – Allowance For Unfunded Loan Commitments and Letters of Credit for additional information.

Rollforward of Allowance for Unfunded Loan

Commitments and Letters of Credit

In millions	2010	2009	2008
January 1	$296	$344	$134
Acquired allowance			75
Net change in allowance for unfunded loan commitments and letters of credit	(108)	(48)	135
December 31	$188	$296	$344

NOTE 6 PURCHASED IMPAIRED LOANS

At December 31, 2008, we identified certain loans related to the National City acquisition, for which there was evidence of credit quality deterioration since origination and it was probable that we would be unable to collect all contractually required principal and interest payments. Evidence of credit quality deterioration included statistics such as past due status, declines in current borrower FICO credit scores, geographic concentration and increases in current LTV ratios. GAAP requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for such loans acquired in a transfer.

GAAP allows purchasers to aggregate purchased impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. With respect to the National City acquisition, we aggregated homogeneous consumer and residential real estate loans into pools with common risk characteristics. We account for commercial and commercial real estate loans individually.

Purchased Impaired Loans

	December 31, 2010		December 31, 2009
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial	$249	$408	$531	$921
Commercial real estate	1,153	1,391	1,636	2,600
Consumer	3,024	4,121	3,457	5,097
Residential real estate	3,354	3,803	4,663	6,620
Total	$7,780	$9,723	$10,287	$15,238

During 2010, the recorded investment of purchased impaired loans decreased by a net $2.5 billion as a result of payments and other exit activities partially offset by accretion.

The excess of cash flows expected over the estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the constant effective yield method. The difference between contractually required payments and the undiscounted cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the actual or expected cash flows of individual commercial or pooled consumer purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to the provision for credit losses in the period in which the changes are deemed probable. Subsequent decreases to the net present value of expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the ALLL, and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded ALLL, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively over the remaining lives of the loans.

Purchased impaired commercial and commercial real estate loans are charged off when the entire customer loan balance is deemed uncollectible. As purchased impaired consumer and residential real estate loans are accounted for in pools, uncollectible amounts on individual loans remain in the pools and are not reported as charge-offs. Any required charge-off of a pool level recorded investment will occur at the end of the life of the pool. Prepayments and interest rate decreases for variable rate notes are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from prepayments and interest rate decreases for variable rate notes, the effect will be to reduce the yield prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

During 2010, $573 million of provision and $232 million of charge-offs were recorded on purchased impaired loans. As of December 31, 2010, decreases in the net present value of expected cash flows of purchased impaired loans resulted in an ALLL of $897 million on $7.2 billion of the purchased impaired loans while the remaining $.6 billion of purchased impaired loans required no allowance as the net present value of expected cash flows improved or remained the same.

Activity for the accretable yield for 2010 follows.

Accretable Yield

In millions	2010
January 1	$3,502
Accretion (including cash recoveries)	(1,368)
Net reclassifications to accretable from non- accretable	285
Disposals	(234)
December 31	$2,185

NOTE 7 INVESTMENT SECURITIES

Investment Securities Summary

In millions	Amortized	Unrealized		Fair
	Cost (a)	Gains	Losses	Value
December 31, 2010
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$5,575	$157	$(22)	$5,710
Residential mortgage-backed
Agency	31,697	443	(420)	31,720
Non-agency	8,193	230	(1,190)	7,233
Commercial mortgage-backed
Agency	1,763	40	(6)	1,797
Non-agency	1,794	73	(11)	1,856
Asset-backed	2,780	40	(238)	2,582
State and municipal	1,999	30	(72)	1,957
Other debt	3,992	102	(17)	4,077
Total debt securities	57,793	1,115	(1,976)	56,932
Corporate stocks and other	378			378
Total securities available for sale	$58,171	$1,115	$(1,976)	$57,310
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$178	$(4)	$4,490
Asset-backed	2,626	51	(1)	2,676
Other debt	10	1		11
Total securities held to maturity	$6,952	$230	$(5)	$7,177
December 31, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$20	$(48)	$7,520
Residential mortgage-backed
Agency	24,076	439	(77)	24,438
Non-agency	10,419	236	(2,353)	8,302
Commercial mortgage-backed
Agency	1,299	10	(12)	1,297
Non-agency	4,028	42	(222)	3,848
Asset-backed	2,019	30	(381)	1,668
State and municipal	1,346	58	(54)	1,350
Other debt	1,984	38	(7)	2,015
Total debt securities	52,719	873	(3,154)	50,438
Corporate stocks and other	360			360
Total securities available for sale	$53,079	$873	$(3,154)	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$195		$2,225
Asset-backed	3,040	109	$(13)	3,136
Other debt	159	1		160
Total securities held to maturity	$5,229	$305	$(13)	$5,521

In millions	Amortized	Unrealized		Fair
	Cost (a)	Gains	Losses	Value
December 31, 2008
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$738	$1		$739
Residential mortgage-backed
Agency	22,744	371	$(9)	23,106
Non-agency	13,205		(4,374)	8,831
Commercial mortgage-backed (non-agency)	4,305		(859)	3,446
Asset-backed	2,069	4	(446)	1,627
State and municipal	1,326	13	(76)	1,263
Other debt	563	11	(15)	559
Total debt securities	44,950	400	(5,779)	39,571
Corporate stocks and other	575		(4)	571
Total securities available for sale	$45,525	$400	$(5,783)	$40,142
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$1,945	$10	$(59)	$1,896
Asset-backed	1,376	7	(25)	1,358
Other debt	10			10
Total securities held to maturity	$3,331	$17	$(84)	$3,264

(a)	The amortized cost for debt securities for which an OTTI was recorded prior to January 1, 2009 was adjusted for the $110 million pretax cumulative effect adjustment recorded under new GAAP that we adopted as of that date.

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

The gross unrealized loss on debt securities held to maturity was $5 million at December 31, 2010 and $13 million at December 31, 2009 with $675 million and $388 million of positions in a continuous loss position for less than 12 months at December 31, 2010 and 2009, respectively.

The following table presents gross unrealized loss and fair value of securities available for sale at December 31, 2010 and December 31, 2009. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of OTTI has been recognized in accumulated other comprehensive loss.

Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2010
Debt securities
US Treasury and government agencies	$(22)	$398			$(22)	$398
Residential mortgage-backed
Agency	(406)	17,040	$(14)	$186	(420)	17,226
Non-agency	(17)	345	(1,173)	5,707	(1,190)	6,052
Commercial mortgage-backed
Agency	(6)	344			(6)	344
Non-agency	(8)	184	(3)	84	(11)	268
Asset-backed	(5)	441	(233)	776	(238)	1,217
State and municipal	(22)	931	(50)	247	(72)	1,178
Other debt	(14)	701	(3)	13	(17)	714
Total	$(500)	$20,384	$(1,476)	$7,013	$(1,976)	$27,397
December 31, 2009
Debt securities
US Treasury and government agencies	$(48)	$4,015			$(48)	$4,015
Residential mortgage-backed
Agency	(76)	6,960	$(1)	$56	(77)	7,016
Non-agency	(7)	79	(2,346)	7,223	(2,353)	7,302
Commercial mortgage-backed
Agency	(12)	779			(12)	779
Non-agency	(3)	380	(219)	1,353	(222)	1,733
Asset-backed	(1)	142	(380)	1,153	(381)	1,295
State and municipal	(1)	49	(53)	285	(54)	334
Other debt	(3)	299	(4)	18	(7)	317
Total	$(151)	$12,703	$(3,003)	$10,088	$(3,154)	$22,791

EVALUATING INVESTMENTS FOR OTHER-THAN-TEMPORARY IMPAIRMENTS

For the securities in the above table, as of December 31, 2010 we do not intend to sell and have determined it is not more likely than not we will be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we conduct a comprehensive security-level assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. An OTTI loss must be recognized for a debt security in an unrealized loss position if we intend to sell the security or it is more likely than not we will be required to sell the security prior to recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if we do not expect to sell the security, we must evaluate the expected cash flows to be received to determine if we believe a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. This credit loss amount is equal to the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive loss.

Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the cost basis. If it is probable that we will not recover the cost basis, taking into consideration the estimated recovery period and our ability to hold the equity security until recovery, OTTI is recognized in earnings equal to the difference between the fair value and the cost basis of the security.

The security-level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. Our assessment considers the security structure, recent security collateral performance metrics if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, our judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. We also consider the severity of the impairment and the length of time the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Market Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

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

Securities not passing all of the filters are subjected to further analysis. Cash flows are projected for the underlying collateral and are applied to the securities according to the deal structure using a third-party cash flow allocation model. Collateral cash flows are estimated using assumptions for prepayment rates, future defaults, and loss severity rates. The assumptions are security specific and are based on collateral characteristics, historical performance, and future expected performance. Based on the results of the cash flow analysis, we determine whether we will recover the amortized cost basis of our security.

Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

December 31, 2010	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	3-12	5
Remaining collateral expected to default
Prime	0-51%	19%
Alt-A	0-84	44
Loss severity
Prime	15-63%	45%
Alt-A	30-80	57
(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

Non-Agency Commercial Mortgage-Backed Securities

Credit losses on these securities are measured using property-level cash flow projections and forward-looking property valuations. Cash flows are allocated according to deal structure using a third-party model and are projected using a detailed analysis of net operating income (NOI) by property type which, in turn, is based on the analysis of NOI performance over the past several business cycles combined with PNC’s economic outlook for the current cycle. Loss severities are based on property price projections, which are calculated using capitalization rate projections. The capitalization rate projections are based on a combination of historical capitalization rates and expected capitalization rates implied by current market activity, our outlook and relevant independent industry research, analysis and forecast. Securities exhibiting weaker performance within the model are subject to further analysis. This analysis is performed at the loan level, and includes assessing local market conditions, reserves, occupancy, rent rolls and master/special servicer details.

During 2010 and 2009, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Credit Losses Recognized in Earnings

In millions	2010	2009
Available for sale securities:
Non-agency residential mortgage-backed	$(242)	$(444)
Non-agency commercial mortgage-backed	(5)	(6)
Asset-backed	(78)	(111)
Other debt		(12)
Marketable equity securities		(4)
Total	$(325)	$(577)

Summary of OTTI Noncredit Losses Recognized in Accumulated Other Comprehensive Loss

In millions	2010	2009
Total	$(283)	$(1,358)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset- backed	Other debt	Total
December 31, 2008 (a)	$(35)		$(34)		$(69)
Loss where impairment was not previously recognized	(223)	$(6)	(59)	$(9)	(297)
Additional loss where credit impairment was previously recognized	(221)		(52)	(3)	(276)
December 31, 2009 (a)	(479)	(6)	(145)	(12)	(642)
Loss where impairment was not previously recognized	(44)	(3)	(17)		(64)
Additional loss where credit impairment was previously recognized	(198)	(2)	(61)		(261)
Reduction due to credit impaired securities sold	12				12
December 31, 2010	$(709)	$(11)	$(223)	$(12)	$(955)
(a)	Excludes OTTI credit losses related to equity securities totaling $4 million.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

Year ended December 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
2010	$23,783	$490	$64	$426	$149
2009	18,901	570	20	550	192
2008	10,283	114	8	106	37

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2010.

Contractual Maturity of Debt Securities

December 31, 2010 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies		$2,328	$2,915	$332	$5,575
Residential mortgage-backed
Agency		36	1,310	30,351	31,697
Non-agency			36	8,157	8,193
Commercial mortgage-backed
Agency		599	1,063	101	1,763
Non-agency		52		1,742	1,794
Asset-backed	$8	223	383	2,166	2,780
State and municipal	42	144	284	1,529	1,999
Other debt	23	2,680	810	479	3,992
Total debt securities available for sale	$73	$6,062	$6,801	$44,857	$57,793
Fair value	$73	$6,192	$6,983	$43,684	$56,932
Weighted-average yield, GAAP basis	2.75%	2.63%	3.53%	4.17%	3.93%
SECURITIES HELD TO MATURITY
Commercial mortgage-backed (non-agency)	$144	$62	$73	$4,037	$4,316
Asset-backed	46	1,924	304	352	2,626
Other debt		1	6	3	10
Total debt securities held to maturity	$190	$1,987	$383	$4,392	$6,952
Fair value	$200	$2,036	$390	$4,551	$7,177
Weighted-average yield, GAAP basis	4.72%	2.67%	2.37%	4.86%	4.10%

Based on market implied forward interest rates and expected prepayment speeds, the weighted-average expected maturities of mortgage and other asset-backed debt securities were as follows as of December 31, 2010:

Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

December 31, 2010
Agency mortgage-backed securities	4.8 years
Non-agency mortgage-backed securities	5.0 years
Agency commercial mortgage-backed securities	5.9 years
Non-agency commercial mortgage-backed securities	3.5 years
Asset-backed securities	3.3 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At December 31, 2010, there were no securities of a single issuer, other than FNMA and FHLMC, which exceeded 10% of total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31, 2010	December 31, 2009
Pledged to others	$27,985	$23,368
Accepted from others:
Permitted by contract or custom to sell or repledge	3,529	2,357
Permitted amount repledged to others	1,971	1,283

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

NOTE 8 FAIR VALUE

FAIR VALUE MEASUREMENT

Fair value is defined in GAAP as the price that would be received to sell an asset or the price paid to transfer a liability on the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below.

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

Securities Available for Sale and Trading Securities

Securities accounted for at fair value include both the available for sale and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 59% of our positions, we use prices obtained from pricing services provided by third party vendors. For an additional 9% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. One of the vendors’ prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Management uses various methods and techniques to corroborate prices obtained from pricing services and dealers, including reference to other dealer or market quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. Dealer quotes received are typically non-binding. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include using a discounted cash flow approach or, in certain instances, identifying a proxy security, market transaction or index. For certain security types, primarily non-agency residential securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at December 31, 2010 and December 31, 2009, the relevant pricing service information was the predominant input.

In the proxy approach, the proxy selected has similar credit, tenor, duration, pricing and structuring attributes to the PNC position. The price, market spread, or yield on the proxy is then used to calculate an indicative market price for the security. Depending on the nature of the PNC position and its attributes relative to the proxy, management may make additional adjustments to account for market conditions, liquidity, and nonperformance risk, based on various inputs including recent trades of similar securities, single dealer quotes, and/or other observable and unobservable inputs.

Financial Derivatives

Exchange-traded derivatives are valued using quoted market prices and are classified as Level 1. However, the majority of derivatives that we enter into are executed over-the-counter and are valued using internal models. Readily observable market inputs to these models can be validated to external sources, including industry pricing services, or corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data. Certain derivatives, such as total rate of return swaps, are corroborated to the CMBX index. These derivatives are classified as Level 2. Derivatives priced using significant management judgment or assumptions are classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Fair Value Measurements—Summary

	December 31, 2010				December 31, 2009
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government Agencies	$5,289	$421		$5,710	$7,026	$494		$7,520
Residential mortgage-backed
Agency		31,720		31,720		24,433	$5	24,438
Non-agency			$7,233	7,233			8,302	8,302
Commercial mortgage-backed
Agency		1,797		1,797		1,297		1,297
Non-agency		1,856		1,856		3,842	6	3,848
Asset-backed		1,537	1,045	2,582		414	1,254	1,668
State and municipal		1,729	228	1,957		1,084	266	1,350
Other debt		4,004	73	4,077		1,962	53	2,015
Total debt securities	5,289	43,064	8,579	56,932	7,026	33,526	9,886	50,438
Corporate stocks and other	307	67	4	378	230	83	47	360
Total securities available for sale	5,596	43,131	8,583	57,310	7,256	33,609	9,933	50,798
Financial derivatives (a) (b)
Interest rate contracts		5,502	68	5,570	25	3,630	47	3,702
Other contracts		178	9	187	2	209	3	214
Total financial derivatives		5,680	77	5,757	27	3,839	50	3,916
Residential mortgage loans held for sale (c)		1,878		1,878		1,012		1,012
Trading securities (d) (e)
Debt (f)	1,348	367	69	1,784	1,690	299	89	2,078
Equity	42			42	46			46
Total trading securities	1,390	367	69	1,826	1,736	299	89	2,124
Residential mortgage servicing rights (g)			1,033	1,033			1,332	1,332
Commercial mortgage loans held for sale (c)			877	877			1,050	1,050
Equity investments
Direct investments			749	749			595	595
Indirect investments (h)			635	635			593	593
Total equity investments			1,384	1,384			1,188	1,188
Customer resale agreements (i)		866		866		990		990
Loans (j)		114	2	116		107		107
Other assets
BlackRock Series C Preferred Stock (k)			396	396			486	486
Other		450	7	457		207	23	230
Total other assets		450	403	853		207	509	716
Total assets	$6,986	$52,486	$12,428	$71,900	$9,019	$40,063	$14,151	$63,233
Liabilities
Financial derivatives (b) (l)
Interest rate contracts		$4,302	$56	$4,358	$2	$3,185	$18	$3,205
BlackRock LTIP			396	396			486	486
Other contracts		173	8	181		146	2	148
Total financial derivatives		4,475	460	4,935	2	3,331	506	3,839
Trading securities sold short (m)
Debt (f)	$2,514	16		2,530	1,288	42		1,330
Equity					14			14
Total trading securities sold short	2,514	16		2,530	1,302	42		1,344
Other liabilities		6		6		6		6
Total liabilities	$2,514	$4,497	$460	$7,471	$1,304	$3,379	$506	$5,189
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at December 31, 2010 and December 31, 2009 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At December 31, 2010 and December 31, 2009, respectively, the net asset amounts were $1.9 billion and $2.0 billion and the net liability amounts were $1.1 billion and $1.7 billion.

(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized losses of $17 million at December 31, 2010 and net unrealized gains of $9 million at December 31, 2009.
(e)	Interest income earned from trading securities totaled $40 million for 2010, $61 million for 2009, and $116 million for 2008. These amounts are included in other interest income on the Consolidated Income Statement.
(f)	Approximately 74% of these securities are US Treasury and government agencies securities at December 31, 2010.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2010 and 2009 follow.

Year Ended December 31, 2010

Level 3 Instruments Only In millions		Total realized / unrealized gains or losses (a)						(*) Attributable to unrealized gains or losses related to assets and liabilities held at December 31, 2010
	December 31, 2009	Included in earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	December 31, 2010
Assets
Securities available for sale
Residential mortgage-backed agency	$5			$(5)
Residential mortgage-backed non-agency	8,302	$(269)	$1,218	(2,016)		$(2)	$7,233	$(241)
Commercial mortgage-backed non-agency	6				$2	(8)
Asset-backed	1,254	(77)	180	(312)			1,045	(78)
State and municipal	266	5	(24)	(20)	1		228
Other debt	53		6	(15)	29		73
Corporate stocks and other	47		(1)	(42)			4
Total securities available for sale	9,933	(341)	1,379	(2,410)	32	(10)	8,583	(319)
Financial derivatives	50	36		(10)	1		77	43
Trading securities – Debt	89	(2)		(18)			69	(4)
Residential mortgage servicing rights	1,332	(209)		(90)			1,033	(194)
Commercial mortgage loans held for sale	1,050	16		(189)			877	20
Equity investments
Direct investments	595	157		(3)			749	102
Indirect investments	593	92		(50)			635	74
Total equity investments	1,188	249		(53)			1,384	176
Loans				2			2
Other assets
BlackRock Series C Preferred Stock	486	(86)		(4)			396	(86)
Other	23		(4)	(12)			7
Total other assets	509	(86)	(4)	(16)			403	(86)
Total assets	$14,151	$(337)	$1,375	$(2,784)	$33	$(10)	$12,428	$(364)
Total liabilities (c)	$506	$(71)		$23	$2		$460	$(73)

Year Ended December 31, 2009

Level 3 Instruments Only In millions				Total realized / unrealized gains or losses (a)					(*)
	Dec. 31, 2008	National City Acquisition	Balance, January 1, 2009	Included in earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3, net (b)	December 31, 2009	Attributable to unrealized gains or losses related to assets and liabilities held at December 31, 2009
Assets
Securities available for sale
Residential mortgage- backed agency		$7	$7		$(2)			$5
Residential mortgage- backed non-agency	$3,304	899	4,203	$(444)	616	$(713)	$4,640	8,302	$(444)
Commercial mortgage- backed non-agency	337		337	(6)	627	(253)	(699)	6	(6)
Asset-backed	833	59	892	(104)	(22)	(37)	525	1,254	(104)
State and municipal	271	50	321		(2)	(23)	(30)	266
Other debt	34	48	82	(9)	4	(19)	(5)	53	(9)
Corporate stocks and Other	58		58		(6)	(5)		47
Total securities available for sale	4,837	1,063	5,900	(563)	1,215	(1,050)	4,431	9,933	(563)
Financial derivatives	125	35	160	116		(206)	(20)	50	11
Trading securities
Debt	56	26	82	(3)		8	2	89
Equity	17	6	23	1		(20)	(4)
Total trading securities	73	32	105	(2)		(12)	(2)	89
Residential mortgage servicing rights	6	1,019	1,025	384		(77)		1,332	351
Commercial mortgage loans held for sale	1,400	1	1,401	(68)		(283)		1,050	(61)
Equity investments
Direct investments	322	287	609	(24)		10		595	(33)
Indirect investments	249	323	572	(20)		41		593	(19)
Total equity investments	571	610	1,181	(44)		51		1,188	(52)
Other assets
BlackRock Series C Preferred Stock				275		211		486	275
Other		40	40	(7)	(12)	2		23	(7)
Total other assets		40	40	268	(12)	213		509	268
Total assets	$7,012	$2,800	$9,812	$91	$1,203	$(1,364)	$4,409	$14,151	$(46)
Total liabilities (c)	$22	$16	$38	$278		$190		$506	$276
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Net losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $266 million for 2010 compared with $187 million for 2009. These amounts included net unrealized losses of $291 million and $322 million for 2010 and 2009, respectively. These amounts were included in noninterest income on the Consolidated Income Statement.

During 2010, no significant transfers of assets or liabilities between the hierarchy levels occurred.

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

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the net book value of the collateral from the borrower’s most recent financial statements if no appraisal is available. If the net book value is utilized, loss given default (LGD) collateral recovery rates are employed, by collateral type, in calculating disposition costs to arrive at an adjusted fair value. If an appraisal is outdated due to changed project or market conditions, values based on the LGD recovery rates are used pending receipt of an updated appraisal. The amounts below for loans held for sale represent the carrying value of loans for which adjustments are based on the appraised value of collateral which often results in significant management assumptions and input with respect to the determination of fair value, or based on an observable market price. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial mortgage servicing rights reflect an impairment of three strata at December 31, 2010 while no strata were impaired at December 31, 2009. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds.

Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Year ended
In millions	December 31 2010	December 31 2009	December 31 2010	December 31 2009
Assets
Nonaccrual loans	$429	$939	$81	$(365)
Loans held for sale	350	168	(93)	4
Equity investments (b)	3	154	(3)	(64)
Commercial mortgage servicing rights	644		(40)
Other intangible assets	1	1
Foreclosed and other assets	245	108	(103)	(41)
Long-lived assets held for sale	25	30	(30)	(9)
Total assets	$1,697	$1,400	$(188)	$(475)
(a)	All Level 3 except $5 million in loans held for sale which were Level 2 at December 31, 2009.
(b)	Includes LIHTC and other equity investments.

FAIR VALUE OPTION

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for 2010 and 2009 were not material.

Residential Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. Throughout 2010 and 2009, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for 2010 and 2009 were not material. These loans continue to be accounted for at fair value.

CUSTOMER RESALE AGREEMENTS

Interest income on structured resale agreements is reported on the Consolidated Income Statement in other interest income. Changes in fair value due to instrument-specific credit risk for 2010 and 2009 were not material.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
In millions	2010	2009	2008
Assets
Customer resale agreements	$1	$(26)	$69
Commercial mortgage loans held for sale	16	(68)	(251)
Residential mortgage loans held for sale	280	405
Residential mortgage loans – portfolio		1
BlackRock Series C Preferred Stock	(86)	275
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2010
Customer resale agreements	$866	$806	$60
Residential mortgage loans held for sale
Performing loans	1,844	1,839	5
Loans 90 days or more past due	33	41	(8)
Nonaccrual loans	1	2	(1)
Total	1,878	1,882	(4)
Commercial mortgage loans held for sale (a)
Performing loans	847	990	(143)
Nonaccrual loans	30	49	(19)
Total	877	1,039	(162)
Residential mortgage loans – portfolio
Performing loans	36	44	(8)
Loans 90 days or more past due	64	67	(3)
Nonaccrual loans	16	31	(15)
Total	$116	$142	$(26)
December 31, 2009
Customer resale agreements	$990	$925	$65
Residential mortgage loans held for sale
Performing loans	971	977	(6)
Loans 90 days or more past due	40	50	(10)
Nonaccrual loans	1	9	(8)
Total	1,012	1,036	(24)
Commercial mortgage loans held for sale (a)
Performing loans	1,023	1,235	(212)
Nonaccrual loans	27	41	(14)
Total	1,050	1,276	(226)
Residential mortgage loans – portfolio
Performing loans	25	27	(2)
Loans 90 days or more past due	51	54	(3)
Nonaccrual loans	12	23	(11)
Total	$88	$104	$(16)
(a)	There were no loans 90 days or more past due within this category at December 31, 2010 or December 31, 2009.

ADDITIONAL FAIR VALUE INFORMATION RELATED TO FINANCIAL INSTRUMENTS

	December 31, 2010		December 31, 2009
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$9,711	$9,711	$12,248	$12,248
Trading securities	1,826	1,826	2,124	2,124
Investment securities	64,262	64,487	56,027	56,319
Loans held for sale	3,492	3,492	2,539	2,597
Net loans (excludes leases)	139,316	141,431	146,270	145,014
Other assets	4,664	4,664	4,883	4,883
Mortgage and other loan servicing rights	1,698	1,707	2,253	2,352
Financial derivatives
Designated as hedging instruments under GAAP	1,255	1,255	739	739
Not designated as hedging instruments under GAAP	4,502	4,502	3,177	3,177

Liabilities
Demand, savings and money market deposits	141,990	141,990	132,645	132,645
Time deposits	41,400	41,825	54,277	54,534
Borrowed funds	39,821	41,273	39,621	39,977
Financial derivatives
Designated as hedging instruments under GAAP	85	85	95	95
Not designated as hedging instruments under GAAP	4,850	4,850	3,744	3,744
Unfunded loan commitments and letters of credit	173	173	290	290

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

CASH AND SHORT-TERM ASSETS

The carrying amounts reported on our Consolidated Balance Sheet for cash and short-term investments approximate fair values primarily due to their short-term nature. For purposes of this disclosure only, short-term assets include the following:

•	due from banks,
•	interest-earning deposits with banks,
•	federal funds sold and resale agreements,
•	cash collateral,
•	customers’ acceptances, and
•	accrued interest receivable.

SECURITIES

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 60% of our positions, we use prices obtained from pricing services provided by third party vendors. For an additional 8% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. One of the vendors’ prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Management uses various methods and techniques to corroborate prices obtained from pricing services and dealers, including reference to other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. Dealer quotes received are typically non-binding.

NET LOANS AND LOANS HELD FOR SALE

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. For purchased impaired loans, fair value is assumed to equal

PNC’s recorded investment, which represents the present value of expected future principal and interest cash flows, as adjusted for any ALLL recorded for these loans. See Note 6 Purchased Impaired Loans for additional information. For revolving home equity loans and commercial credit lines, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. Non-accrual loans are valued at their estimated recovery value. Also refer to the Fair Value Measurement and Fair Value Option sections of this Note 8 regarding the fair value of commercial and residential mortgage loans held for sale. Loans are presented net of the ALLL and do not include future accretable discounts related to purchased impaired loans.

OTHER ASSETS

Other assets as shown in the accompanying table include the following:

•	FHLB and FRB stock,
•	equity investments carried at cost and fair value, and
•	BlackRock Series C Preferred Stock.

Investments accounted for under the equity method, including our investment in BlackRock, are not included in the accompanying table.

See the Investment in BlackRock, Inc. and Private Equity Investments sections of Note 1 – Accounting Policies for additional information.

Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $2.4 billion at December 31, 2010 and $2.6 billion as of December 31, 2009, both of which approximate fair value at each date.

MORTGAGE AND OTHER LOAN SERVICING ASSETS

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment speeds, discount rates, escrow balances, interest rates, cost to service and other factors.

The key valuation assumptions for commercial and residential mortgage loan servicing assets at December 31, 2010 and

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

BORROWED FUNDS

The carrying amounts of Federal funds purchased, commercial paper, repurchase agreements, proprietary trading short positions, cash collateral, other short-term borrowings, acceptances outstanding and accrued interest payable are considered to be their fair value because of their short-term nature. For all other borrowed funds, fair values are estimated primarily based on dealer quotes or discounted cash flow analysis.

UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

The fair value of unfunded loan commitments and letters of credit is determined from a market participant’s view including the impact of changes in interest rates, credit and other factors. Because the interest rate on substantially all unfunded loan commitments and letters of credit varies with changes in market rates, these instruments are subject to little fluctuation in fair value due to changes in interest rates. We establish a liability on these facilities related to their creditworthiness.

FINANCIAL DERIVATIVES

For exchange-traded contracts, fair value is based on quoted market prices. For nonexchange-traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics.

Amounts for financial derivatives are presented on a gross basis.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during 2009 and 2010 follow:

Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Black- Rock	Residential Mortgage Banking	Other (b)	Total
December 31, 2008	$5,056	$2,521	$14	$44		$1,233	$8,868
Acquisition-related	313	235	54		$43	10	655
Other (c)				(18)			(18)
December 31, 2009	5,369	2,756	68	26	43	1,243	9,505
Sale of GIS						(1,232)	(1,232)
Other (c)	(67)	(28)	(6)	(12)		(11)	(124)
December 31, 2010	$5,302	$2,728	$62	$14	$43	$—	$8,149

(a)	The Distressed Assets Portfolio business segment does not have any goodwill allocated to it.
(b)	Includes goodwill related to GIS prior to the sale of GIS on July 1, 2010.
(c)	Includes BlackRock.

Changes in goodwill and other intangible assets during 2010 follow:

Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2009	$9,505	$1,145	$2,259
Additions/adjustments:
Sale of GIS	(1,232)	(49)
Other	(124)	4
Mortgage and other loan servicing rights			(216)
Sale of servicing rights			(192)
Impairment charge			(40)
Amortization		(197)	(110)
December 31, 2010	$8,149	$903	$1,701

See Note 2 Divestiture regarding our July 1, 2010 sale of GIS.

We conduct a goodwill impairment test on our reporting units at least annually or more frequently if any adverse triggering events occur. Based on the results of our analysis, there were no impairment charges related to goodwill recognized in 2010, 2009 or 2008. The fair value of our reporting units is determined by using discounted cash flow and market comparability methodologies.

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

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	December 31 2010	December 31 2009
Customer-related and other intangibles
Gross carrying amount	$1,524	$1,742
Accumulated amortization	(621)	(597)
Net carrying amount	$903	$1,145
Mortgage and other loan servicing rights
Gross carrying amount	$2,293	$2,729
Valuation allowance	(40)
Accumulated amortization	(552)	(470)
Net carrying amount	$1,701	$2,259
Total	$2,604	$3,404

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from less than one year to 10 years, with a weighted-average remaining useful life of 9 years.

Amortization expense on existing intangible assets, net of impairment reversal (charge) follows:

Amortization Expense on Existing Intangible Assets (a)

In millions
2008	$210
2009	296
2010	264
Estimated:
2011	256
2012	218
2013	205
2014	197
2015	186

(a)	Net of impairment reversal (charge).

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2010	2009
January 1	$921	$864
Additions (a)	83	121
Acquisition adjustment		1
Sale of servicing rights	(192)
Impairment (charge) reversal	(40)	35
Amortization expense	(107)	(100)
December 31	$665	$921

(a)	Additions for 2010 included $45 million from loans sold with servicing retained and $38 million from purchases of servicing rights from third parties. Comparable amounts for 2009 were $92 million and $29 million.

We recognize as an other intangible asset the right to service mortgage loans for others. Commercial mortgage servicing rights are purchased in the open market and originated when loans are sold with servicing retained. Commercial mortgage servicing rights are initially recorded at fair value. These rights are subsequently accounted for using the amortization method. Accordingly, the commercial mortgage servicing rights are substantially amortized in proportion to and over the period of estimated net servicing income over a period of 5 to 10 years.

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

Changes in the residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights

In millions	2010	2009
January 1	$1,332	$1,008
Additions:
From loans sold with servicing retained	95	261
Sales		(74)
Changes in fair value due to:
Time and payoffs (a)	(185)	(264)
Purchase accounting adjustments		17
Other (b)	(209)	384
December 31	$1,033	$1,332
Unpaid principal balance of loans serviced for others at December 31	$125,806	$146,050

(a)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.
(b)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

We recognize mortgage servicing right assets on residential real estate loans when we retain the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. Residential mortgage servicing rights are accounted for using the fair value method. Mortgage servicing rights are subject to declines in value principally from actual or expected prepayment of the underlying loans and defaults. We manage this risk by economically hedging the fair value of mortgage servicing rights with securities and derivative instruments which are expected to increase in value when the value of mortgage servicing rights declines.

The fair value of residential mortgage servicing rights is estimated by using third party software with internal valuation assumptions. The software calculates the present value of estimated future net servicing cash flows considering estimates on servicing revenue and costs, discount rates, prepayment speeds and future mortgage rates.

The fair value of residential and commercial MSRs and significant inputs to the valuation model as of December 31, 2010 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses a third party model to estimate future residential mortgage loan prepayments and internal proprietary models to estimate future commercial mortgage loan prepayments. These models have been refined based on historical performance of PNC’s managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Commercial Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	Dec. 31, 2010	Dec. 31, 2009
Fair value	$674	$1,020
Weighted-average life (years)	6.3	7.8
Weighted-average constant prepayment rate	10%-24%	6%-19%
Decline in fair value from 10% adverse change in prepayment rate	$8.3	$9.7
Decline in fair value from 20% adverse change in prepayment rate	$15.9	$18.8
Spread over forward interest rate swap rates	7%-9%	7%-9%
Decline in fair value from 10% adverse change in interest rate	$12.8	$24.6
Decline in fair value from 20% adverse change in interest rate	$25.6	$49.3

Residential Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	Dec. 31, 2010	Dec. 31, 2009
Fair value	$1,033	$1,332
Weighted-average life (years) (a)	5.8	4.5
Weighted-average constant prepayment rate (a)	12.61%	19.92%
Decline in fair value from 10% adverse change in prepayment rate	$34	$56
Decline in fair value from 20% adverse change in prepayment rate	$65	$109
Spread over forward interest rate swap rates	12.18%	12.16%
Decline in fair value from 10% adverse change in interest rate	$43	$55
Decline in fair value from 20% adverse change in interest rate	$83	$106
(a)	Changes in weighted-average life and weighted-average constant prepayment rate reflect the cumulative impact of changes in rates, prepayment expectations and model changes.

Revenue from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees, and ancillary fees follows:

Revenue from Mortgage and Other Loan Servicing

In millions	2010	2009	2008
Revenue from mortgage and other loan servicing	$692	$825	$148

We also generate servicing revenue from fee-based activities provided to others.

Revenue from commercial mortgage servicing rights, residential mortgage servicing rights and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

NOTE 10 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Premises, Equipment and Leasehold Improvements

December 31 - in millions	2010	2009
Land	$659	$733
Buildings	1,644	1,692
Equipment	3,335	3,423
Leasehold improvements	593	626
Total	6,231	6,474
Accumulated depreciation and amortization	(2,172)	(2,277)
Net book value	$4,059	$4,197

Depreciation expense on premises, equipment and leasehold improvements and amortization expense, primarily for capitalized internally developed software, was as follows:

Depreciation and Amortization Expense

Year ended December 31 in millions	2010	2009	2008
Continuing operations:
Depreciation	$455	$466	$194
Amortization	45	79	19
Discontinued operations:
Depreciation	12	29	31
Amortization	11	26	25

We lease certain facilities and equipment under agreements expiring at various dates through the year 2067. We account for these as operating leases. Rental expense on such leases was as follows:

Lease Rental Expense

Year ended December 31 in millions	2010	2009	2008
Continuing operations	$379	$372	$184
Discontinued operations	10	16	18

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $2.4 billion at December 31, 2010. Future minimum annual rentals are as follows:

•	2011: $325 million,
•	2012: $301 million,
•	2013: $266 million,
•	2014: $227 million,
•	2015: $183 million, and
•	2016 and thereafter: $1.1 billion.

NOTE 11 TIME DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $15.5 billion at December 31, 2010 and $20.4 billion at December 31, 2009.

Total time deposits of $41.4 billion at December 31, 2010 have future contractual maturities, including related purchase accounting adjustments, as follows:

•	2011: $27.9 billion,
•	2012: $9.3 billion,
•	2013: $2.0 billion,
•	2014: $0.7 billion,
•	2015: $0.8 billion, and
•	2016 and thereafter: $0.7 billion.

NOTE 12 BORROWED FUNDS

Bank notes along with senior and subordinated notes consisted of the following:

Bank Notes, Senior Debt and Subordinated Debt

December 31, 2010 Dollars in millions	Outstanding	Stated Rate	Maturity
Bank notes	$821	zero – 5.70%	2011-2043
Senior debt	12,083	.43 – 6.70%	2011-2020
Bank notes and senior debt	$12,904
Subordinated debt
Junior	$2,932	.87 – 10.18%	2028-2068
Other	6,910	.65 – 8.11%	2011-2019
Subordinated debt	$9,842

Included in outstandings for the senior and subordinated notes in the table above are basis adjustment of $176 million and $368 million, respectively, related to fair value accounting hedges as of December 31, 2010.

Total borrowed funds of $39.5 billion at December 31, 2010 have scheduled or anticipated repayments, including related purchase accounting adjustments, as follows:

•	2011: $14.7 billion,
•	2012: $5.3 billion,
•	2013: $3.4 billion,
•	2014: $2.6 billion,
•	2015: $2.8 billion, and
•	2016 and thereafter: $10.7 billion.

Included in borrowed funds are FHLB borrowings of $6.0 billion at December 31, 2010, which are collateralized by a blanket lien on residential mortgage and other real estate-related loans. FHLB advances of $1.1 billion have scheduled maturities of less than one year. The remainder of the FHLB borrowings have balances that will mature from 2012 – 2030, with interest rates ranging from zero to 7.33%.

As part of the National City acquisition, PNC assumed a liability for the payment at maturity or earlier of $1.4 billion of convertible senior notes with a fixed interest rate of 4.0% payable semiannually. The notes matured and were paid off on February 1, 2011 except for notes that were converted prior to the maturity date. Prior to November 15, 2010, holders were entitled to convert the notes, at their option, under certain circumstances, none of which were satisfied. After November 15, 2010, the holders were entitled to convert their notes at any time through the third scheduled trading date preceding the maturity date, and certain holders did elect to convert a de minimis amount of notes. Upon conversion, PNC paid cash related to the principal amount of such notes. PNC was not required to issue any shares of its common stock for any conversion value.

The $2.9 billion of junior subordinated debt included in the above table represents debt redeemable prior to maturity. The call price and related premiums are discussed in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities.

NOTE 13 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND PERPETUAL TRUST SECURITIES

At December 31, 2010, capital securities totaling $3.4 billion represented non-voting preferred beneficial interests in the assets of the following Trusts:

Capital Securities of Subsidiary Trusts

Trust	Date Formed	Description of Capital Securities	Redeemable
PNC Capital Trust C	June 1998	$200 million due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2010 was ..866%.	On or after June 1, 2008 at par.

PNC Capital Trust D	December 2003	$300 million of 6.125% capital securities due December 15, 2033.	On or after December 18, 2008 at par.

Fidelity Capital Trust II	December 2003	$22 million due January 23, 2034 bearing an interest rate of 3-month LIBOR plus 285 basis points. The rate in effect at December 31, 2010 was 3.137%.	On or after January 23, 2009 at par.

Yardville Capital Trust VI	June 2004	$15 million due July 23, 2034, bearing an interest rate equal to 3-month LIBOR plus 270 basis points. The rate in effect at December 31, 2010 was 2.988%.	On or after July 23, 2009 at par.

Fidelity Capital Trust III	October 2004	$30 million due November 23, 2034 bearing an interest rate of 3-month LIBOR plus 197 basis points. The rate in effect at December 31, 2010 was 2.254%.	On or after November 23, 2009 at par.

Sterling Financial Statutory Trust III	December 2004	$15 million due December 15, 2034 at a fixed rate of 6%. The fixed rate remained in effect until December 15, 2009 at which time the securities began paying a floating rate of 3-month LIBOR plus 189 basis points. The rate in effect at December 31, 2010 was 2.192%.	On or after December 15, 2009 at par.

Sterling Financial Statutory Trust IV	February 2005	$15 million due March 15, 2035 at a fixed rate of 6.19%. The fixed rate remained in effect until March 15, 2010 at which time the securities began paying a floating rate of 3-month LIBOR plus 187 basis points. The rate in effect at December 31, 2010 was 2.172%.	On or after March 15, 2010 at par.

MAF Bancorp Capital Trust I	April 2005	$30 million due June 15, 2035 bearing an interest rate of 3-month LIBOR plus 175 basis points. The rate in effect at December 31, 2010 was 2.052%.	On or after June 15, 2010 at par.

MAF Bancorp Capital Trust II	August 2005	$35 million due September 15, 2035 bearing an interest rate of 3-month LIBOR plus 140 basis points. The rate in effect at December 31, 2010 was 1.702%.	On or after September 15, 2010 at par.

James Monroe Statutory Trust III	September 2005	$8 million due December 15, 2035 at a fixed rate of 6.253%. The fixed rate remained in effect until September 15, 2010 at which time the securities began paying a floating rate of LIBOR plus 155 basis points. The rate in effect at December 31, 2010 was 1.852%.	On or after December 15, 2010.

Yardville Capital Trust III	March 2001	$6 million of 10.18% capital securities due June 8, 2031.	On or after June 8, 2011 at par plus a premium of up to 5.09%.

Trust	Date Formed	Description of Capital Securities	Redeemable
National City Capital Trust II	November 2006	$750 million due November 15, 2066 at a fixed rate of 6.625%. The fixed rate remains in effect until November 15, 2036 at which time the securities pay a floating rate of one-month LIBOR plus 229 basis points.	On or after November 15, 2011 at par.

Sterling Financial Statutory Trust V	March 2007	$20 million due March 15, 2037 at a fixed rate of 7%. The fixed rate remained in effect until June 15, 2007 at which time the securities began paying a floating rate of 3-month LIBOR plus 165 basis points. The rate in effect at December 31, 2010 was 1.952%.	March 15, 2012 at par.

National City Capital Trust III	May 2007	$500 million due May 25, 2067 at a fixed rate of 6.625%. The fixed rate remains in effect until May 25, 2047 at which time the securities pay a floating rate of one-month LIBOR plus 212.63 basis points.	On or after May 25, 2012 at par.

National City Capital Trust IV	August 2007	$518 million due August 30, 2067 at a fixed rate of 8.00%. The fixed rate remains in effect until September 15, 2047 at which time the securities pay a floating rate of one-month LIBOR plus 348.7 basis points.	On or after August 30, 2012 at par.

National City Preferred Capital Trust I	January 2008	$500 million due December 10, 2043 at a fixed rate of 12.00%. The fixed rate remains in effect until December 10, 2012 at which time the interest rate resets to 3-month LIBOR plus 861 basis points.	On or after December 10, 2012 at par.

PNC Capital Trust E	February 2008	$450 million of 7.75% capital securities due March 15, 2068.	On or after March 15, 2013 at par.*

*	If we redeem or repurchase the trust preferred securities of, and the junior subordinated notes payable to, PNC Capital Trust E during the period from March 15, 2038 through March 15, 2048, we are subject to the terms of a replacement capital covenant requiring PNC to have received proceeds from the issuance of certain qualified securities prior to the redemption or repurchase, unless the replacement capital covenant has been terminated pursuant to its terms. As of December 31, 2010, the beneficiaries of this limitation are the holders of our $300 million of 6.125% Junior Subordinated Notes issued in December 2003.

All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. In accordance with GAAP, the financial statements of the Trusts are not included in PNC’s consolidated financial statements.

At December 31, 2010, PNC’s junior subordinated debt of $3.4 billion represented debentures purchased and held as assets by the Trusts.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 21 Regulatory Matters. PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreements with Trust II and Trust III as described in the following Perpetual Trust Securities section and to other provisions similar to or in some ways more restrictive than those potentially imposed under those agreements.

In September 2010, we redeemed all of the underlying capital securities of Sterling Financial Statutory Trust II, Yardville Capital Trusts II and IV, and James Monroe Statutory Trust II. The capital securities redeemed totaled $71 million. In October 2010, we redeemed all of the underlying capital securities of Yardville Capital Trust V. The capital securities redeemed totaled $10 million.

Perpetual Trust Securities

We issue certain hybrid capital vehicles that currently qualify as capital for regulatory purposes.

In February 2008, PNC Preferred Funding LLC (the LLC), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (Trust III) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the LLC Preferred Securities). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the Trust II Securities) of PNC Preferred Funding Trust II (Trust II) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable

Perpetual Trust Securities (the Trust I Securities) of PNC Preferred Funding Trust I (Trust I) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a noncontrolling interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This noncontrolling interest totaled approximately $1.3 billion at December 31, 2010.

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

As of December 31, 2010, each of the Trust RCC and the Trust II RCC are for the benefit of holders of our $200 million of Floating Rate Junior Subordinated Notes issued in June 1998.

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

NOTE 14 EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT PLANS

We have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Earnings credit percentages for plan participants on December 31, 2009 are frozen at their level earned to that point. Earnings credits for all employees who become participants on or after January 1, 2010 are a flat 3% of eligible compensation. Participants at December 31, 2009 earn interest based on 30-year Treasury securities with a minimum rate, while new participants on or after January 1, 2010 are not subject to the minimum rate.

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

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows:

Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2010	2009	2010	2009	2010	2009
Accumulated benefit obligation at end of year	$3,619	$3,533	$286	$274
Projected benefit obligation at beginning of year	$3,611	$3,617	$282	$263	$374	$359
National City acquisition		(164)				(7)
Service cost	102	90	3	2	5	4
Interest cost	203	206	14	15	20	21
Amendments		(43)		2
Actuarial losses and changes in assumptions	92	83	11	24	20	21
Participant contributions					14	14
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(205)	(178)	(20)	(24)	(42)	(40)
Projected benefit obligation at end of year	$3,803	$3,611	$290	$282	$393	$374
Fair value of plan assets at beginning of year	$3,721	$3,292
Actual return on plan assets	475	607
Employer contribution			$20	$24	$26	$24
Participant contributions					14	14
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(205)	(178)	(20)	(24)	(42)	(40)
Fair value of plan assets at end of year	$3,991	$3,721
Funded status	$188	$110	$(290)	$(282)	$(393)	$(374)
Net amount recognized on the balance sheet	$188	$110	$(290)	$(282)	$(393)	$(374)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	$(46)	$(54)	$2	$2	$(14)	$(17)
Net actuarial loss	526	658	61	53	55	35
Amount recognized in AOCI	$480	$604	$63	$55	$41	$18

At December 31, 2010, the fair value of the qualified pension plan assets was greater than both the accumulated benefit obligation and the projected benefit obligation. The nonqualified pension plan is unfunded. Contributions from us and, in the case of postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy as shown in the table.

PNC PENSION PLAN ASSETS

Assets related to our qualified pension plan (the Plan) are held in trust (the Trust). The trustee is PNC Bank, National Association, (PNC Bank, N.A). The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the Code). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities and US government, agency, and corporate debt securities and real estate investments. Plan assets as of December 31, 2010 and 2009 do include common stock of PNC.

During 2009, the assets related to the pension plan investments of the former National City qualified pension plan were held in trust. The trustee was PNC Bank, N.A. During 2010, all remaining assets were transferred to the Trust and the former National City trust was dissolved.

The Pension Plan Administrative Committee (the Committee) adopted the current Pension Plan Investment Policy

Statement, including the updated target allocations and allowable ranges shown below, on August 13, 2008. On February 25, 2010, the Committee amended the investment policy to include a dynamic asset allocation approach and also updated target allocation ranges for certain asset categories.

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

Under the dynamic asset allocation strategy, scenarios are outlined in which the Committee has the ability to make short to intermediate term asset allocation shifts based on factors such as the Plan’s funded status, the Committee’s view of return on equities relative to long term expectations, the Committee’s view on the direction of interest rates and credit spreads, and other relevant financial or economic factors which would be expected to impact the ability of the Trust to meet its obligation to beneficiaries. Accordingly, the allowable asset allocation ranges have been updated to incorporate the flexibility required by the dynamic allocation policy.

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

The asset strategy allocations for the Trust at the end of 2010 and 2009, and the target allocation range at the end of 2010, by asset category, are as follows:

Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
PNC Pension Plan		2010	2009
Asset Category
Domestic Equity	32-38%	40%	39%
International Equity	17-23%	21%	18%
Private Equity	0-8%	2%	2%
Total Equity	40-70%	63%	59%
Domestic Fixed Income	22-28%	24%	29%
High Yield Fixed Income	2-12%	10%	6%
Total Fixed Income	24-40%	34%	35%
Real estate	0-8%	3%	5%
Other	0-1%	0%	1%
Total		100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total plan assets held as of December 31, 2010 for equity securities, fixed income securities, real estate and all other assets are 56%, 36%, 3%, and 5%, respectively.

We believe that, over the long term, asset allocation is the single greatest determinant of risk. Asset allocation will deviate from the target percentages due to market movement, cash flows, investment manager performance and implementation of shifts under the dynamic allocation policy. Material deviations from the asset allocation targets can alter the expected return and risk of the Trust. On the other hand, frequent rebalancing to the asset allocation targets may result in significant transaction costs, which can impair the Trust’s ability to meet its investment objective. Accordingly, the Trust portfolio is periodically rebalanced to maintain asset allocation within the target ranges described above.

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

BlackRock receives compensation for providing investment management services and the Asset Management Group business segment receives compensation for providing trustee services for the majority of the Trust portfolio. Compensation for such services is paid by PNC and was not significant for 2010, 2009 or 2008. Non-affiliate service providers for the Trust are compensated from plan assets.

FAIR VALUE MEASUREMENTS

As further described in Note 8 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.

A description of the valuation methodologies used for assets measured at fair value follows. There have been no changes in the methodologies used at December 31, 2010 compared with those in place at December 31, 2009:

•	Money market and mutual funds are valued at the net asset value of the shares held by the pension plan at year-end.
•

US government securities, corporate debt, common stock and preferred stock are valued at the closing price reported on the active market on which the individual securities are traded. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Such securities are generally classified within level 2 of the valuation hierarchy but may be a level 3 depending on the level of liquidity and activity in the market for the security.

•

The collective trust fund investments are valued based upon the units of such collective trust fund held by the plan at year end multiplied by the respective unit value. The unit value of the collective trust fund is based upon significant observable inputs, although it is not based upon quoted marked prices in an active market. The underlying investments of the collective trust funds consist primarily of equity securities, debt obligations, short-term investments, and other marketable securities. Due to the nature of these securities, there are no unfunded commitments or redemption restrictions.

•

Limited partnerships are valued by investment managers based on recent financial information used to estimate fair value. Other investments held by the pension plan include derivative financial instruments and real estate, which are recorded at estimated fair value as determined by third-party appraisals and pricing models, and group annuity contracts which are measured at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2010 and 2009:

Pension Plan Assets – Fair Value Hierarchy

		Fair Value Measurements Using:
In millions	December 31, 2010 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$5	$5
Money market funds	108		$108
US government securities	518	267	251
Corporate debt (a)	916	8	555	$353
Common and preferred stocks	1,195	652	543
Mutual funds	36		36
Interest in Collective Funds (b)	646		646
Limited partnerships	176			176
Other	391	14	77	300
Total	$3,991	$946	$2,216	$829

		Fair Value Measurements Using:
In millions	December 31, 2009 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2	$2
Money market funds	334	285	$49
US government securities	200	73	127
Corporate debt (a)	522	1	404	$117
Common and preferred stocks	498	198	300
Mutual funds	46	11	35
Interest in Collective Funds (b)	1,948		1,948
Limited partnerships	119			119
Other	52	8		44
Total	$3,721	$578	$2,863	$280
(a)	Corporate debt includes $175 million and $103 million of mortgage-backed securities as of December 31, 2010 and 2009, respectively.
(b)	The benefit plans own commingled funds that invest in equity and fixed income securities. The commingled funds that invest in equity securities seek to mirror the performance of the S&P 500 Index, Russell 3000 Index, Morgan Stanley Capital International ACWI X US Index, and the Dow Jones U.S. Select Real Estate Securities Index. The commingled fund that holds fixed income securities invests in domestic investment grade securities and seeks to mimic the performance of the Barclays Aggregate Bond Index.

The following summarizes changes in the fair value of the pension plan’s Level 3 assets during 2010 and 2009:

Rollforward of Pension Plan Level 3 Assets

In millions	Corporate debt	Limited partnerships	Other
January 1, 2010	$117	$119	$44
Net realized gain on sale of investments	37	6	4
Net unrealized gain/(loss) on assets held at end of year	(48)	47	40
Purchases, sales, issuances, and settlements (net)	214	4	215
Transfers into (from) Level 3	33		(3)
December 31, 2010	$353	$176	$300

In millions	Corporate debt	Limited partnerships	Other
January 1, 2009	$41	$55	$12
Net realized gain on sale of investments	2
Net unrealized gain/(loss) on assets held at end of year	(23)	(6)	9
Purchases, sales, issuances, and settlements (net)	29	11	9
Transfers into Level 3	68	59	14
December 31, 2009	$117	$119	$44

The following table provides information regarding our estimated future cash flows related to our various plans:

Estimated Cash Flows

			Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2011 employer contributions		$34	$37	$2
Estimated future benefit payments
2011	$247	$34	$37	$2
2012	258	30	35	2
2013	267	27	35	2
2014	276	26	35	2
2015	284	25	35	2
2016 – 2020	1,541	105	166	8

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. Due to the plan’s funded status, PNC’s qualified pension contribution in 2011 is expected to be zero.

The components of net periodic benefit cost/ (income) and other amounts recognized in other comprehensive income were as follows.

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2010(a)	2009(a)	2008	2010(a)	2009(a)	2008	2010(a)	2009(a)	2008
Net periodic cost consists of:
Service cost	$102	$90	$44	$3	$2	$2	$5	$4	$3
Interest cost	203	206	86	14	15	6	20	21	15
Expected return on plan assets	(285)	(260)	(160)
Amortization of prior service cost	(8)	(2)	(2)				(3)	(5)	(7)
Amortization of actuarial losses (gains)	34	83		3	1	2
Net periodic cost	46	117	(32)	20	18	10	22	20	11
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year prior service cost/(credit)		(43)	(17)		2
Amortization of prior service (cost)/credit	8	2	2				3	5	7
Current year actuarial loss/(gain)	(99)	(263)	807	11	24	2	21	21	(17)
Amortization of actuarial (loss)/gain	(34)	(83)		(3)	(1)	(2)
Total recognized in OCI	(125)	(387)	792	8	25		24	26	(10)
Total recognized in net periodic cost and OCI	$(79)	$(270)	$760	$28	$43	$10	$46	$46	$1
(a)	Includes the impact of the National City plans which we acquired on December 31, 2008.

The weighted-average assumptions used (as of the beginning of each year) to determine net periodic costs shown above were as follows:

Net Periodic Costs – Assumptions

	Net Periodic Cost Determination
Year ended December 31	2010	2009	2008
Discount rate
Qualified pension	5.75%	6.05%	5.95%
Nonqualified pension	5.15	5.90	5.75
Postretirement benefits	5.40	5.95	5.95
Rate of compensation increase (average)	4.00	4.00	4.00
Assumed health care cost trend rate
Initial trend	8.50	9.00	9.50
Ultimate trend	5.00	5.00	5.00
Year ultimate reached	2014	2014	2014
Expected long-term return on plan assets	8.00	8.25	8.25

The weighted-average assumptions used (as of the end of each year) to determine year-end obligations for pension and postretirement benefits were as follows:

Other Pension Assumptions

	At December 31
	2010	2009
Discount rate
Qualified pension	5.20%	5.75%
Nonqualified pension	4.80	5.15
Postretirement benefits	5.00	5.40
Rate of compensation increase (average)	4.00	4.00
Assumed health care cost trend rate
Initial trend	8.00	8.50
Ultimate trend	5.00	5.00
Year ultimate reached	2019	2014

The discount rate assumptions were determined independently for each plan reflecting the duration of each plan’s obligations. Specifically, a yield curve was produced for a universe containing the majority of US-issued Aa grade corporate bonds, all of which were non-callable (or callable with make-whole provisions). Excluded from this yield curve were the 10% of the bonds with the highest yields and 40% with the lowest yields. For each plan, the discount rate was determined as the level equivalent rate that would produce the same present value obligation as that using spot rates aligned with the projected benefit payments.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. We review this assumption at each measurement date and adjust it if warranted. This assumption will be decreased from 8.00% to 7.75% for determining 2011 net periodic cost.

The health care cost trend rate assumptions shown in the preceding tables relate only to the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Effect of One Percent Change in Assumed Health Care Cost

Year ended December 31, 2010 In millions	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on year-end benefit obligation	$14	$(13)

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI each December 31, with amortization of these amounts through net periodic benefit cost. The estimated amounts that will be amortized in 2011 are as follows:

Estimated Amortization of Unamortized Actuarial Gains and Losses—2011

	2011 Estimate
Year ended December 31 In millions	Qualified Pension	Nonqualified Pension	Postretirement Benefits
Prior service cost (credit)	$(8)	$0	$(3)
Net actuarial loss	16	4	2
Total	$8	$4	$(1)

DEFINED CONTRIBUTION PLANS

We have a qualified defined contribution plan that covers all eligible PNC employees, which includes both legacy PNC and legacy National City employees. Effective December 31, 2009, the National City Savings and Investment Plan was merged into the PNC Incentive Savings Plan. In addition, effective January 1, 2010, the employer matching contribution under the PNC Incentive Savings Plan was reduced from a maximum of 6% to 4% of a participant’s eligible compensation. Certain changes to the plan’s eligibility and vesting requirements also became effective January 1, 2010. Employee benefits expense related to defined contribution plans was $90 million in 2010, $136 million in 2009 and $57 million in 2008. We measure employee benefits expense as the fair value of the shares and cash contributed to the plan by PNC.

Under the PNC Incentive Savings Plan, employee contributions up to 4% of eligible compensation as defined by the plan are matched 100%, subject to Code limitations. The plan is a 401(k) Plan and includes a stock ownership (ESOP) feature. Employee contributions are invested in a number of mutual fund investment options available under the plan at the direction of the employee. Although employees were also historically permitted to direct the investment of their contributions into the PNC common stock fund, this fund was frozen to future investments of such contributions effective January 1, 2010. All shares of PNC common stock held by the plan are part of the ESOP. Employee contributions to the plan for 2010, 2009, and 2008 were matched primarily by shares of PNC common stock held in treasury or reserve, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Effective January 2011, employer matching contributions will no longer be made in PNC common stock, but rather made in cash.

Prior to July 1, 2010, PNC sponsored a separate qualified defined contribution plan that covered substantially all US-based GIS employees not covered by our plan. The plan was a 401(k) plan and included an ESOP feature. Under this plan, employee contributions of up to 6% of eligible compensation as defined by the plan were eligible to be matched annually based on GIS performance levels. Employee benefits expense for this plan was $6 million in 2010, $8 million in 2009, and $11 million in 2008. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan. As described in Note 2 Divestiture, on July 1, 2010 we sold GIS. Plan assets of $239 million were transferred to The Bank of New York Mellon Corporation 401(k) Savings Plan on that date. Prior to July 1, 2010, the Plan continued to operate under the provisions of the original plan document, as amended.

We also maintain a nonqualified supplemental savings plan for certain employees, known as The PNC Supplemental Incentive Savings Plan. Effective January 1, 2010, the employer match was discontinued in that plan.

NOTE 15 STOCK-BASED COMPENSATION PLANS

We have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of December 31, 2010, no stock appreciation rights were outstanding. Total compensation expense recognized related to all share-based payment arrangements during 2010, 2009 and 2008 was approximately $107 million, $93 million and $71 million, respectively.

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

We used the following assumptions in the option pricing models to determine 2010, 2009 and 2008 option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•

The dividend yield represents average yields over the previous three-year period, except for 2009 and 2010 where (starting with the grants made after the first quarter of 2009) we used a yield indicative of our currently reduced dividend rate,

•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Option Pricing Assumptions

Weighted-average for the year ended December 31	2010	2009	2008
Risk-free interest rate	2.9%	1.9%	3.1%
Dividend yield	0.7	3.5	3.3
Volatility	32.7	27.3	18.5
Expected life	6.0 yrs.	5.6 yrs.	5.7 yrs.
Grant date fair value	$19.54	$5.73	$7.27

Stock Option Rollforward—2010

	PNC		PNC Options Converted From National City		Total
Year ended December 31, 2010 In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1	18,496	$56.10	1,522	$637.64	20,018	$100.32
Granted	2,786	56.77			2,786	56.77
Exercised	(315)	46.04			(315)	46.04
Cancelled	(1,142)	56.01	(308)	477.98	(1,450)	145.55
Outstanding, December 31	19,825	$56.36	1,214	$678.09	21,039	$92.25	5.3 years	$164,971
Vested and expected to vest—December 31 (a)	19,492	$56.39	1,214	$678.09	20,706	$92.85	5.3 years	$161,896
Exercisable, December 31	12,183	$62.40	1,214	$678.09	13,397	$118.21	3.6 years	$51,122
(a)	Adjusted for estimated forfeitures on unvested options.

To determine stock-based compensation expense, the grant-date fair value is applied to the options granted with a reduction made for estimated forfeitures. We recognized compensation expense for stock options on a straight-line basis over the pro rata vesting period.

At December 31, 2009 and 2008, options for 12,722,000 and 11,373,000 shares of common stock, respectively, were exercisable at a weighted-average price of $132.52 and $151.03, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $5 million, $1 million and $59 million, respectively.

Cash received from option exercises under all Incentive Plans for 2010, 2009 and 2008 was approximately $15 million, $5 million and $167 million, respectively. The actual tax benefit realized for tax deduction purposes from option exercises under all Incentive Plans for 2010, 2009 and 2008 was approximately $5 million, $2 million and $58 million, respectively.

There were no options granted in excess of market value in 2010, 2009 or 2008. Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were 28,189,113 at December 31, 2010. Total shares of PNC common stock authorized for future issuance under equity compensation plans totaled 29,883,400 shares at December 31, 2010, which includes shares available for issuance under the Incentive Plans and the Employee Stock Purchase Plan as described below.

During 2010, we issued approximately 312,000 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock for any future stock option exercises.

Awards granted to non-employee directors in 2010, 2009 and 2008 include 29,040; 39,552; and 25,381 deferred stock units, respectively, awarded under the Outside Directors Deferred Stock Unit Plan. A deferred stock unit is a phantom share of our common stock, which requires liability accounting treatment until such awards are paid to the participants as cash. As there are no vesting or service requirements on these awards, total compensation expense is recognized in full on all awarded units on the date of grant.

INCENTIVE/PERFORMANCE UNIT SHARE AWARDS AND RESTRICTED STOCK/UNIT AWARDS

The fair value of nonvested incentive/performance unit share awards and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock price on the date of grant. Certain incentive/performance unit share awards are subsequently valued subject to the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee of the Board of Directors approves the final award payout with respect to certain incentive/performance unit share awards. Restricted stock/unit awards have vesting periods generally ranging from 36 months to 60 months.

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards granted in 2010, 2009 and 2008 was $54.59, $41.16 and $59.25 per share, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.

Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
December 31, 2009	285	$66.45	2,213	$53.45
Granted	211	54.03	685	54.76
Vested	(128)	74.96	(585)	68.88
Forfeited	(5)	55.56	(63)	49.59
December 31, 2010	363	$56.40	2,250	$49.95

In the chart above, the unit shares and related weighted-average grant-date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At December 31, 2010, there was $42 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years. The total fair value of incentive/performance unit share and restricted stock /unit awards vested during 2010, 2009 and 2008 was approximately $39 million, $47 million and $41 million, respectively.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of December 31, 2010, there were 484,089 of these cash-payable restricted share units outstanding.

During the third quarter of 2009, we entered into an agreement with certain of our executives regarding a portion of their salary to be payable in stock units. These units, which are cash-payable, have no future service, market or performance criteria and as such are fully expensed at grant date. These units will be settled in cash on March 31, 2011. As of December 31, 2010, there were 280,174 of these units outstanding.

Nonvested Cash-Payable Restricted Share Unit—Rollforward

In thousands	Nonvested Cash- Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,001
Granted	317
Vested and released	(181)
Forfeited	(25)
Outstanding at December 31, 2010	1,112	$67,531

The total of all share-based liability awards paid out during 2010 and 2009 were approximately $9 million and $2 million, respectively. There were no share-based liability awards paid out during 2008.

EMPLOYEE STOCK PURCHASE PLAN

As of December 31, 2010, our ESPP has approximately 1.7 million shares available for issuance. Full-time employees with six months and part-time employees with 12 months of continuous employment with a participating entity are eligible to participate in the ESPP at the commencement of the next six-month offering period. Eligible participants may purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. No charge to earnings is recorded with respect to the ESPP.

Employee Stock Purchase Plan – Summary

Year ended December 31	Shares Issued	Purchase Price Per Share
2010	147,177	$53.68 and $57.68
2009	158,536	36.87 and 50.15
2008	133,563	54.25 and 46.55

BLACKROCK LTIP AND EXCHANGE AGREEMENTS

BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, PNC agreed to transfer up to four million of the shares of BlackRock common stock then held by us to help fund the 2002 LTIP and future programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. As of December 31, 2010, approximately 1.1 million shares of BlackRock common stock were transferred by PNC and distributed to LTIP participants.

BlackRock granted awards in 2007 under an additional LTIP program. Since BlackRock has achieved the earnings performance goals related to these awards, the awards will vest on September 29, 2011, the end of the service condition. Of the shares of BlackRock common stock that we have agreed to transfer to fund their LTIP programs, approximately 1.6 million shares have been committed to fund the awards vesting in 2011 and the amount remaining would then be available to fund future awards.

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

The exchange contemplated by these agreements was completed on February 27, 2009. On that date, PNC’s obligation to deliver its BlackRock common shares to BlackRock was replaced with an obligation to deliver shares of BlackRock’s new Series C Preferred Stock. PNC acquired 2.9 million shares of Series C Preferred Stock from BlackRock in exchange for common shares on that same date. PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8.

NOTE 16 FINANCIAL DERIVATIVES

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

Further discussion on how derivatives are accounted for is included in Note 1 Accounting Policies.

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

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow December 31, 2010, we expect to reclassify from the amount currently reported in accumulated other comprehensive income net derivative gains of $340 million pretax, or $221 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge dedesignations, and the addition of other hedges subsequent to December 31, 2010. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of debt securities classified as available for sale. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow December 31, 2010, we expect to reclassify from the amount currently reported in accumulated other comprehensive income, net derivative gains of $28 million pretax, or $18 million after-tax, as adjustments of yield on securities available for sale. The maximum length of time we are hedging forecasted purchases is three months. There were no amounts in accumulated other comprehensive income related to the forecasted sale of securities at December 31, 2010.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During 2010 and 2009, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Fair Value Hedges

We enter into receive-fixed, pay-variable interest rate swaps to hedge changes in the fair value of outstanding fixed-rate debt and borrowings caused by fluctuations in market interest rates. The specific products hedged include bank notes, Federal Home Loan Bank borrowings, and senior and subordinated debt. We also enter into pay-fixed, receive- variable interest rate swaps to hedge changes in the fair value of fixed rate investment securities caused by fluctuations in market interest rates. The specific products hedged include US Treasury, government agency and other debt securities. For these hedge relationships, we use statistical regression analysis to assess hedge effectiveness at both the inception of the hedge relationship and on an ongoing basis. There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness.

Further detail regarding the notional amounts, fair values and gains and losses recognized related to derivatives used in fair value and cash flow hedge strategies is presented in the tables that follow.

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in net losses of $31 million for 2010 compared with a net loss of $45 million for 2009 and a net gain of $8 million for 2008.

DERIVATIVES NOT DESIGNATED IN HEDGE RELATIONSHIPS

We also enter into derivatives which are not designated as accounting hedges under GAAP.

The majority of these derivatives is used to manage risk related to residential and commercial mortgage banking activities and are considered economic hedges. Although these derivatives are used to hedge risk, they are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in symmetrical accounting treatment for both the hedging instrument and the hedged item.

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

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. At both December 31, 2010 and 2009, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $15 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At December 31, 2010, we held cash, US government securities and mortgage-backed securities totaling $837 million under these agreements. We pledged cash and mortgage-backed securities of $699 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, cash pledged is included in Other assets and cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2010 was $868 million for which PNC had posted collateral of $680 million in the normal course of business. The maximum amount of collateral

PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2010, would be an additional $188 million.

Derivatives Total Notional or Contractual Amounts and Estimated Net Fair Values

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$13,635	$377	$6,394	$32	$3,167	$53	$7,011	$95
Fair value hedges	9,878	878	13,048	707	1,594	32
Total derivatives designated as hedging instruments	$23,513	$1,255	$19,442	$739	$4,761	$85	$7,011	$95
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$112,236	$1,490	$88,593	$651	$66,476	$1,419	$42,874	$766
Loan sales
Interest rate contracts	11,765	119	4,251	39	3,585	31	1,977	14
Subtotal	$124,001	$1,609	$92,844	$690	$70,061	$1,450	$44,851	$780
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$1,544	$78	$2,128	$67	$2,166	$114	$1,553	$74
Credit contracts:
Credit default swaps	210	8	410	59			50	7
Subtotal	$1,754	$86	$2,538	$126	$2,166	$114	$1,603	$81
Derivatives used for customer- related activities:
Interest rate contracts	$53,675	$2,608	$51,270	$2,193	$49,266	$2,700	$49,659	$2,237
Foreign exchange contracts	3,659	149	4,168	122	4,254	155	3,834	108
Equity contracts	195	16	195	16	139	19	156	16
Credit contracts:
Risk participation agreements	1,371	5	1,091	3	1,367	2	1,728	2
Subtotal	$58,900	$2,778	$56,724	$2,334	$55,026	$2,876	$55,377	$2,363
Derivatives used for other risk management activities:
Interest rate contracts	$3,420	$20	$3,222	$13	$1,099	$9	$2,360	$19
Foreign exchange contracts			39	1	32	4	2
Credit contracts:
Credit default swaps	376	9	516	13	175	1	612	15
Other contracts (c)					209	396	211	486
Subtotal	$3,796	$29	$3,777	$27	$1,515	$410	$3,185	$520
Total derivatives not designated as hedging instruments	$188,451	$4,502	$155,883	$3,177	$128,768	$4,850	$105,016	$3,744
Total Gross Derivatives	$211,964	$5,757	$175,325	$3,916	$133,529	$4,935	$112,027	$3,839
Less: Legally enforceable master netting agreements		3,203		1,600		3,203		1,600
Less: Cash collateral		659		269		674		506
Total Net Derivatives		$1,895		$2,047		$1,058		$1,733

(a)	Included in Other Assets on our Consolidated Balance Sheet.
(b)	Included in Other Liabilities on our Consolidated Balance Sheet.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			December 31, 2010		December 31, 2009
Year ended In millions			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$9	$(14)
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(1)	(1)
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)	(66)	64	$(107)	$109
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	190	(218)	(447)	398
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	146	(140)	(24)	28
Total			$278	$(309)	$(578)	$535

Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Year ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
December 31, 2010	Interest rate contracts	$948	Interest income	$339	Interest income
			Noninterest income	48
December 31, 2009	Interest rate contracts	$(12)	Interest income	$319	Interest income	$(2)

Derivatives Not Designated as Hedging Instruments under GAAP

	Year ended December 31
In millions	2010	2009
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$440	$27
Loan sales
Interest rate contracts	(81)	(80)
Gains (losses) from residential mortgage banking activities (a)	$359	$(53)
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$(63)	$88
Credit contracts	(22)	(35)
Gains (losses) from commercial mortgage banking activities (b)	$(85)	$53
Derivatives used for customer-related activities:
Interest rate contracts	$16	$29
Foreign exchange contracts	44	81
Equity contracts	(2)	2
Credit contracts		(1)
Gains (losses) from customer-related activities (b)	$58	$111
Derivatives used for other risk management activities:
Interest rate contracts	$(9)	$35
Foreign exchange contracts	(6)	(10)
Credit contracts	4	(23)
Other contracts (c)	86	(178)
Gains (losses) from other risk management activities (b)	$75	$(176)
Total gains (losses) from derivatives not designated as hedging instruments	$407	$(65)
(a)	Included in residential mortgage noninterest income.
(b)	Included in other noninterest income.
(c)	Relates to BlackRock LTIP.

CREDIT DERIVATIVES

The credit derivative underlying is based on the credit risk of a specific entity, entities, or an index. We enter into credit derivatives, specifically credit default swaps and risk participation agreements, as part of our commercial mortgage banking hedging activities and for customer and other risk management purposes. Details regarding credit default swaps and risk participations sold follows:

Credit Default Swaps

	December 31, 2010			December 31, 2009
Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years
Credit Default Swaps – Sold
Single name	$45	$4	2.8	$85	$(4)	3.2
Index traded	189	2	2.0	457		6.1
Total	$234	$6	2.2	$542	$(4)	5.7
Credit Default Swaps – Purchased
Single name	$317	$2	2.6	$586	$1	3.7
Index traded	210	8	38.8	460	53	35.9
Total	$527	$10	17.0	$1,046	$54	17.9
Total	$761	$16	12.5	$1,588	$50	13.7

The notional amount of these credit default swaps by credit rating follows:

Credit Ratings of Credit Default Swaps

Dollars in millions	December 31, 2010	December 31, 2009
Credit Default Swaps – Sold
Investment grade (a)	$220	$496
Subinvestment grade (b)	14	46
Total	$234	$542
Credit Default Swaps – Purchased
Investment grade (a)	$385	$894
Subinvestment grade (b)	142	152
Total	$527	$1,046
Total	$761	$1,588
(a)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(b)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
December 31, 2010	62%	28%	10%
December 31, 2009	66%	29%	5%

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all referenced underlyings experience a credit event at a total loss, without recoveries, was $234 million at December 31, 2010 and $542 million at December 31, 2009.

Risk Participation Agreements

We have sold risk participation agreements with terms ranging from less than one year to 21 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years
December 31, 2010	$1,367	$(2)	2.0
December 31, 2009	$1,728	$(2)	2.0

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Internal Credit Ratings of Risk Participation Agreements Sold

	December 31, 2010	December 31, 2009
Pass (a)	95%	96%
Below pass (b)	5%	4%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at December 31, 2010, the exposure from these agreements would be $49 million based on the fair value of the underlying swaps, compared with $78 million at December 31, 2009.

NOTE 17 EARNINGS PER SHARE

BASIC AND DILUTED EARNINGS PER COMMON SHARE

In millions, except per share data	2010	2009	2008
Basic
Net income from continuing operations	$3,024	$2,358	$796
Less:
Net income (loss) attributable to noncontrolling interests	(15)	(44)	32
Dividends distributed to common shareholders	203	428	896
Dividends distributed to preferred shareholders	146	388	21
Dividends distributed to nonvested restricted shares	1	1	5
Preferred stock discount accretion and redemptions	255	56
Undistributed net income from continuing operations	$2,434	$1,529	$(158)
Undistributed net income from discontinued operations	373	45	118
Undistributed net income	$2,807	$1,574	$(40)
Percentage of undistributed income allocated to common shares	99.64%	99.68%	99.51%
Undistributed income from continuing operations allocated to common shares	$2,425	$1,524	$(158)
Plus common dividends	203	428	896
Net income from continuing operations attributable to basic common shares	$2,628	$1,952	$738
Undistributed income from discontinued operations allocated to common shares	372	45	118
Net income attributable to basic common shares	$3,000	$1,997	$856
Basic weighted-average common shares outstanding	517	454	344
Basic earnings per common share from continuing operations	$5.08	$4.30	$2.15
Basic earnings per common share from discontinued operations	.72	.10	.34
Basic earnings per common share	$5.80	$4.40	$2.49
Diluted
Net income from continuing operations attributable to basic common shares	$2,628	$1,952	$738
Less: BlackRock common stock equivalents	17	15	12
Net income from continuing operations attributable to diluted common shares	$2,611	$1,937	$726
Net income from discontinued operations attributable to diluted common shares	372	45	118
Net income attributable to diluted common shares	$2,983	$1,982	$844
Basic weighted-average common shares outstanding	517	454	344
Dilutive potential common shares (a) (b)	3	1	2
Diluted weighted-average common shares outstanding	520	455	346
Diluted earnings per common share from continuing operations	$5.02	$4.26	$2.10
Diluted earnings per common share from discontinued operations	.72	.10	.34
Diluted earnings per common share	$5.74	$4.36	$2.44
(a) Excludes stock options considered to be anti-dilutive	11	15	9
(b) Excludes warrants considered to be anti-dilutive	22	22	19

NOTE 18 EQUITY

COMMON STOCK

On February 8, 2010, we raised $3.0 billion in new common equity through the issuance of 55.6 million shares of common stock in an underwritten offering at $54 per share. The underwriters exercised their option to purchase an additional 8.3 million shares of common stock at the offering price of $54 per share, totaling approximately $450 million, to cover over-allotments. We completed this issuance on March 11, 2010.

PREFERRED STOCK

Information related to preferred stock is as follows:

Preferred Stock – Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2010	2009
Authorized
$1 par value		16,588	16,956
Issued and outstanding
Series A	$40		6
Series B	40	1	1
Series C	20		118
Series D	20		168
Series K	10,000	50	50
Series L	100,000	2	2
Series N	100,000		76
Total issued and outstanding		53	421

On December 31, 2008, we issued $7.6 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series N, to the US Treasury under the US Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program, together with a warrant to purchase shares of common stock of PNC described below.

As approved by the Federal Reserve Board, US Treasury and our other banking regulators, on February 10, 2010, we redeemed all 75,792 shares of our Series N Preferred Stock held by the US Treasury. We used the net proceeds from the common stock offering described above, senior notes offerings and other funds to redeem the Series N Preferred Stock.

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

As part of the National City transaction, we issued 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L in exchange for National City’s Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F. Dividends on the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L are payable if and when declared each 1st of February, May, August and November. Dividends will be paid at a rate of 9.875% prior to February 1, 2013 and at a rate of three-month LIBOR plus 633 basis points beginning February 1, 2013. The Series L is redeemable at PNC’s option, subject to Federal Reserve approval, if then applicable, on or after February 1, 2013 at a redemption price per share equal to the liquidation preference plus any declared but unpaid dividends.

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

If Series M shares are issued prior to December 10, 2012, any dividends on such shares will be calculated at a rate per annum equal to 12.000% until December 10, 2012, and thereafter, at a rate per annum that will be reset quarterly and will equal three-month LIBOR for the related dividend period plus 8.610%. Dividends will be payable if and when declared by the Board at the dividend rate so indicated applied to the liquidation preference per share of the Series M Preferred Stock. The Series M is redeemable at PNC’s option, subject to Federal Reserve approval, if then applicable, on or after December 10, 2012 at a redemption price per share equal to the liquidation preference plus any declared but unpaid dividends.

As a result of the National City transaction, we assumed National City’s obligations under replacement capital covenants with respect to (i) the Normal APEX Securities and our Series M shares and (ii) our 6,000,000 of Depositary Shares (each representing 1/4000th of an interest in a share of our 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L), whereby we agreed not to cause the redemption or repurchase of the applicable securities, unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the replacement capital covenants.

As a result of a successful consent solicitation of the holders of our 6.875% Subordinated Notes due May 15, 2019, we terminated these replacement capital covenants on November 5, 2010.

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

Series A through D Preferred Stocks are cumulative and, except for Series B, are redeemable at our option. Annual dividends on Series A, B and D preferred stock total $1.80 per share and on Series C preferred stock total $1.60 per share. Holders of Series A through D preferred stock are entitled to a number of votes equal to the number of full shares of common stock into which such preferred stock is convertible. Series A through D preferred stock have the following conversion privileges: (i) one share of Series A or Series B is convertible into eight shares of PNC common stock; and (ii) 2.4 shares of Series C or Series D are convertible into four shares of PNC common stock.

During 2010, PNC called its Series A, C and D cumulative convertible preferred stock for redemption in accordance with the terms of that stock. Effective September 10, 2010, PNC redeemed 1,777 outstanding shares of Series A at a redemption price of $40.00 per share. Effective October 1, 2010, PNC redeemed 18,118 outstanding shares of Series C and 26,010 shares of Series D at a redemption price of $20.00 per share.

As described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities, under the terms of two of the hybrid capital vehicles we issued that currently qualify as capital for regulatory purposes (the Trust II Securities and the Trust III Securities), these Trust Securities are automatically exchangeable into shares of PNC preferred stock (Series I and Series J, respectively) in each case under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

TARP WARRANT

A warrant issued to the US Treasury in connection with the Series N Preferred Stock described above would have enabled the US Treasury to purchase up to approximately 16.9 million shares of PNC common stock at an exercise price of $67.33 per share. After exchanging its TARP Warrant for 16,885,192 warrants, each to purchase one share of PNC common stock, the US Treasury sold the warrants in a secondary public offering. The sale closed on May 5, 2010. These warrants expire December 31, 2018.

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

OTHER SHAREHOLDERS’ EQUITY MATTERS

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 149,088 shares in 2010, 534,515 shares in 2009 and 716,819 shares in 2008.

At December 31, 2010, we had reserved approximately 126.1 million common shares to be issued in connection with certain stock plans and the conversion of certain debt and equity securities.

Effective October 4, 2007, our Board of Directors approved a stock repurchase program to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. We did not repurchase any shares during 2010, 2009 or 2008 under this program.

NOTE 19 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized securities gains (losses) and net OTTI losses on debt securities
Balance at December 31, 2007			$(167)
2008 activity
Increase in net unrealized losses for securities	$(5,673)	$2,084	(3,589)
Less: net losses realized in net income	(206)	76	(130)
Net unrealized securities losses	(5,467)	2,008	(3,459)
Balance at December 31, 2008			(3,626)
2009 activity
Decrease in net unrealized losses for non-OTTI securities	5,075	(1,863)	3,212
Less: net gains realized in net income	550	(204)	346
Net unrealized gains on non-OTTI securities	4,525	(1,659)	2,866
Cumulative effect of adopting FASB ASC 320-10	(174)	64	(110)
Net increase in OTTI losses on debt securities	(1,699)	630	(1,069)
Less: Net OTTI losses realized in net income	(577)	214	(363)
Net unrealized losses on OTTI securities	(1,296)	480	(816)
Balance at December 31, 2009			(1,576)
2010 activity
Cumulative effect of adopting FASB ASU 2009-17, Consolidations	(20)	7	(13)
Decrease in net unrealized losses for non-OTTI securities	1,803	(665)	1,138
Less: net gains realized in net income	426	(156)	270
Net unrealized gains on non-OTTI securities	1,377	(509)	868
Net increase in OTTI losses on debt securities	(50)	14	(36)
Less: OTTI losses realized in net income	(325)	119	(206)
Net unrealized gains on OTTI securities	275	(105)	170
Balance at December 31, 2010			$(551)

	Pretax	Tax	After-tax
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December, 31, 2007			$175
2008 activity
Increase in net unrealized gains on cash flow hedge derivatives	$467	$(172)	295
Less: net gains realized in net income	152	(56)	96
Net unrealized gains on cash flow hedge derivatives	315	(116)	199
Balance at December 31, 2008			374
2009 activity
Decrease in net unrealized gains on cash flow hedge derivatives	(12)	4	(8)
Less: net gains realized in net income	317	(117)	200
Net unrealized losses on cash flow hedge derivatives	(329)	121	(208)
Balance at December 31, 2009			166
2010 activity
Increase in net unrealized gains on cash flow hedge derivatives	948	(347)	601
Less: net gains realized in net income	387	(142)	245
Net unrealized gains on cash flow hedge derivatives	561	(205)	356
Balance at December 31, 2010			$522

	Pretax	Tax	After-tax
Pension, other postretirement and postemployment benefit plan adjustments
Balance at December 31, 2007			$(177)
2008 Activity	$(775)	$285	(490)
Balance at December 31, 2008			(667)
2009 Activity	198	(73)	125
Balance at December 31, 2009			(542)
2010 Activity	260	(98)	162
Balance at December 31, 2010			$(380)
Other (a)
Balance at December 31, 2007			$22
2008 Activity
Foreign currency translation adj.	$(129)	$46	(83)
BlackRock deferred tax adj.		31	31
Total 2008 activity	(129)	77	(52)
Balance at December 31, 2008			(30)
2009 Activity
Foreign currency translation adj.	48	(17)	31
BlackRock deferred tax adj.		(13)	(13)
SBA I/O strip valuation adj.	3	(1)	2
Total 2009 activity	51	(31)	20
Balance at December 31, 2009			(10)
2010 Activity
Foreign currency translation adj.	(18)	6	(12)
BlackRock deferred tax adj.		1	1
SBA I/O strip valuation adj.	(2)	1	(1)
Total 2010 activity	(20)	8	(12)
Balance at December 31, 2010			$(22)

(a)	Consists of foreign currency translation adjustments, deferred tax adjustments on BlackRock’s other comprehensive income, and for 2010 and 2009, interest-only strip valuation adjustments.

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

Accumulated Other Comprehensive Income (Loss)

December 31 – in millions	2010	2009
Net unrealized securities gains (losses)	$95	$(760)
OTTI losses on debt securities	(646)	(816)
Net unrealized gains on cash flow hedge derivatives	522	166
Pension, other postretirement and post employment benefit plan adjustments	(380)	(542)
Other	(22)	(10)
Accumulated other comprehensive income (loss)	$(431)	$(1,962)

NOTE 20 INCOME TAXES

The components of income taxes from continuing operations are as follows:

Income Taxes from Continuing Operations

Year ended December 31 In millions	2010	2009	2008
Current
Federal	$(207)	$(109)	$473
State	43	46	61
Total current	(164)	(63)	534
Deferred
Federal	1,193	912	(211)
State	8	18	(25)
Total deferred	1,201	930	(236)
Total	$1,037	$867	$298

Significant components of deferred tax assets and liabilities are as follows:

Deferred Tax Assets and Liabilities

December 31 - in millions	2010	2009
Deferred tax assets
Allowance for loan and lease losses	$1,912	$1,978
Net unrealized securities losses	320	922
Compensation and benefits	595	788
Unrealized losses on loans	402	1,349
Loss and credit carryforward	145	816
Other	1,422	1,287
Total gross deferred tax assets	4,796	7,140
Valuation allowance	(21)	(31)
Total deferred tax assets	4,775	7,109
Deferred tax liabilities
Leasing	1,153	1,191
Goodwill and Intangibles	399	619
Mortgage servicing rights	355	618
BlackRock basis difference	1,750	1,850
Other	1,277	1,124
Total deferred tax liabilities	4,934	5,402
Net deferred asset / (liability)	$(159)	$1,707

A reconciliation between the statutory and effective tax rates follows:

Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes net of federal benefit	0.8	1.2	2.3
Tax-exempt interest	(1.3)	(1.2)	(1.9)
Life insurance	(1.8)	(1.9)	(2.6)
Dividend received deduction	(1.4)	(1.2)	(3.5)
Tax credits	(4.3)	(5.4)	(4.8)
IRS Letter ruling and settlements	(2.5)
Tax gain on sale of Hilliard Lyons			4.7
Other	1.0	.4	(2.0)
Effective tax rate	25.5%	26.9%	27.2%

The net operating loss carryforwards and tax credit carryforwards at December 31, 2010 and 2009 follow:

Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	December 31, 2010	December 31, 2009
Net Operating Loss Carryforwards:
Federal	$54	$1,200
State	1,600	2,000
Valuation allowance – State	21	31
Tax Credit Carryforwards:
Federal		$254
State		4

The federal net operating loss credit carryforwards expire from 2026 to 2027. The state net operating loss carryforwards will expire from 2011 to 2031.

At December 31, 2010, there were no undistributed earnings of non-US subsidiaries for which deferred US income taxes had not been provided. At December 31, 2009, $62 million of undistributed earnings of non-US subsidiaries had no deferred US income taxes provided. The change in undistributed earnings was due to the sale of GIS.

Retained earnings at December 31, 2010 and 2009 included $117 million in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

As of December 31, 2010 and 2009, we had a liability for uncertain tax positions excluding interest and penalties of $238 million and $227 million, respectively. At December 31, 2010, the amount of unrecognized tax benefits that if recognized would impact the effective tax rate was $125 million.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Changes in Unrecognized Tax Benefits

In millions	2010	2009	2008
Balance of gross unrecognized tax benefits at January 1	$227	$257	$57
Increases:
Positions taken during a prior period	76	22	203	(a	)
Positions taken during the current period		26
Decreases:
Positions taken during a prior period	(49)	(39)	(3)
Settlements with taxing authorities	(13)	(34)
Reductions resulting from lapse of statute of limitations	(3)	(5)
Balance of gross unrecognized tax benefits at December 31	$238	$227	$257

(a)	Includes $202 million acquired from National City.

It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management’s best estimate at this time is that the liability for uncertain tax positions will decrease by $2 million over the next 12 months.

PNC’s consolidated federal income tax returns through 2006 have been audited by the IRS and we have resolved all matters through the IRS Appeals Division. The IRS began its examination of PNC’s 2007 and 2008 consolidated federal income tax returns during the third quarter of 2010.

The consolidated federal income tax returns of National City through 2007 have been audited by the IRS. Certain adjustments remain under review by the IRS Appeals Division for years 2003-2007. The IRS began its examination of National City’s 2008 consolidated federal income tax return during the third quarter of 2010. Also, in July 2010, we received a favorable IRS letter ruling that resolved a prior uncertain tax position and resulted in a tax benefit of $89 million.

California, Delaware, District of Columbia, Florida, Illinois, Indiana, Maryland, Missouri, New Jersey, New York, and New York City are principally where we are subject to state and local income tax. Audits currently in process for these states include: California (2001-2005), Illinois (2005-2008), Indiana (2005-2007), Missouri (2003-2009), New Jersey (2003-2005), and New York City (2005-2007). In the ordinary course of business, we are routinely subject to audit by the taxing authorities of states and at any given time a number of audits will be in process.

For all open audits, we believe adequate reserves have been provided for settlement on reasonable terms.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2010, we had expense of $25 million of gross interest and penalties increasing income tax expense. The total accrued interest and penalties at December 31, 2010 and December 31, 2009 was $113 million and $144 million, respectively.

NOTE 21 REGULATORY MATTERS

We are subject to the regulations of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

The access to and cost of funding new business initiatives including acquisitions, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum US regulatory capital ratios under Basel I are 4% for tier 1 risk-based, 8% for total risk-based and 4% for leverage. To qualify as “well capitalized,” regulators require banks to maintain capital ratios of at least 6% for tier 1 risk-based, 10% for total risk-based and 5% for leverage. At December 31, 2010 and December 31, 2009, PNC Bank, N.A. met the “well capitalized” capital ratio requirements.

The following table sets forth regulatory capital ratios for PNC and its bank subsidiary, PNC Bank, N.A.

Regulatory Capital

	Amount		Ratios
December 31 Dollars in millions	2010	2009	2010	2009
Risk-based capital
Tier 1
PNC	$26,092	$26,523	12.1%	11.4%
PNC Bank, N.A.	24,722	24,491	11.8	10.9
Total
PNC	33,724	34,813	15.6	15.0
PNC Bank, N.A.	31,662	32,481	15.1	14.4
Leverage
PNC	NM	NM	10.2	10.1
PNC Bank, N.A.	NM	NM	10.0	9.3

NM—Not meaningful.

The principal source of parent company cash flow is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $1.1 billion at December 31, 2010.

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

Federal Reserve Board regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank (FRB). At December 31, 2010, the balance outstanding at the FRB was $983 million.

NOTE 22 LEGAL PROCEEDINGS

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. We also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for those matters disclosed in this Note 22 when we are able to do so. For disclosed matters where we are able to estimate such possible losses or ranges of possible losses, we currently estimate that it is reasonably possible that we could incur losses in an aggregate amount up to $400 million, with it also being reasonably possible that we could incur no such losses at all in these matters. The estimates included in this amount are based on our analysis of currently available information, and as new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or this aggregate amount.

The aggregate estimated amount provided above does not include an estimate for every matter disclosed in this Note 22, as we are unable, at this time, to estimate the losses that it is reasonably possible that we could incur or ranges of such losses with respect to some of the matters disclosed for one or more of the following reasons. In our experience, legal proceedings are inherently unpredictable. In many legal proceedings, various factors exacerbate this inherent unpredictability, including, among others, the following: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the plaintiff is seeking relief other than compensatory damages; the matter presents meaningful legal uncertainties, including novel issues of law; discovery has not started or is not complete; there are significant facts in dispute; and there are a large number of parties named as defendants (including where it is uncertain how liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for us to estimate losses or ranges of losses that it is reasonably possible we could incur. Therefore, as the estimated aggregate amount disclosed above does not include all of the matters disclosed below, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the matters disclosed in this Note 22. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

We include in some of the descriptions of individual matters below certain quantitative information related to the plaintiff’s claim against us alleged in the plaintiff’s pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual.

Some of our exposure in matters described below may be offset by applicable insurance coverage. We do not consider the possible availability of insurance coverage in determining the amounts of any accruals or any estimates of possible losses or ranges of possible losses.

Securities and State Law Fiduciary Cases against National City

•

In January 2008, a lawsuit (In re National City Corporation Securities, Derivative & ERISA Litigation (The Securities Case) (MDL No. 2003, Case No: 1:08-nc-70004-SO)) was filed in the United States District Court for the Northern District of Ohio against National City and certain officers and directors of National City. As amended, this lawsuit was brought as a class action on behalf of purchasers of National City’s stock during the period April 30, 2007 to April 21, 2008 and also on behalf of everyone who acquired National City stock pursuant to a registration statement filed in connection with its acquisition of MAF Bancorp in 2007. The amended complaint alleges violations of federal securities laws regarding public statements and disclosures relating to, among other things, the nature, quality, performance, and risks of National City’s non-prime, residential construction, and National Home Equity portfolios, its loan loss reserves, its financial condition, and related allegedly false and misleading financial statements. In the amended complaint, the plaintiffs seek, among other things, unspecified damages and attorneys’ fees. A motion to dismiss the amended complaint is pending. A magistrate judge has recommended dismissal of the lawsuit without prejudice, with a right for the plaintiffs to file a further amended complaint within 30 days. The magistrate’s recommendation is subject to adoption by the district court. The plaintiffs have filed objections to that recommendation.

•

In May 2008, a lawsuit (The Dispatch Printing Company, et al. v. National City Corporation, et al. (Case No. 08CVH-6506)) was filed on behalf of an individual plaintiff in the Franklin County, Ohio, Court of Common Pleas against National City, certain directors of National City, and Corsair Co-Invest, L.P. and unnamed other investors participating in the April 2008 capital infusion into

National City alleging that National City’s directors breached their fiduciary duties by entering into this capital infusion transaction. A motion to dismiss the case as originally filed has been denied. After the initial filing, two additional plaintiffs were added. The plaintiffs filed an amended complaint in December 2010. The amended complaint adds PNC as a defendant as successor in interest to National City. In the amended complaint, which included some additional allegations, the plaintiffs seek, among other things, unspecified actual and punitive damages, a declaratory judgment that the investment agreement for the capital infusion are void and/or voidable, and attorneys’ fees.

•

In August 2008, a lawsuit was filed in the Palm Beach County, Florida, Circuit Court against National City and certain officers and directors of National City (Reagan v. National City Corp., et al., MDL No. 2003, Case No: 1:08-nc-70015-SO). The lawsuit was brought as a class action on behalf of all who acquired National City stock pursuant to and/or traceable to the registration statement filed in connection with National City’s acquisition of Fidelity Bankshares, Inc. The complaint alleged that the registration statement contained false and misleading statements and omissions in violation of the federal securities laws. This lawsuit was removed to federal court in Florida and then transferred to the United States District Court for the Northern District of Ohio. The parties reached a settlement in March 2010, which received final court approval in December, 2010. We have paid the settlement, which was not material to PNC.

•

In December 2008, a lawsuit was filed in the United States District Court for the Northern District of Ohio against National City and some of its officers and directors (Argent Classic Convertible Arbitrage Fund (Bermuda) Ltd. and Argent Classic Convertible Arbitrage Fund L.P. v. National City Corp., et al. (MDL No. 2003, Case No: 1:08-nc-70016-SO). As amended in a second amended complaint, the lawsuit was brought as a class action on behalf of all who purchased National City’s 4.0% Convertible Senior Notes Due 2011 pursuant to and/or traceable to the registration statement and prospectus supplement issued in connection with the January 2008 offering of these notes. The second amended complaint alleged that the registration statement and prospectus supplement contained false and misleading statements and omissions in violation of the federal securities laws. In July 2010, the parties reached a settlement, which received final court approval in November 2010. We have paid the settlement, which was not material to PNC.

National City ERISA Cases

Commencing in January 2008, a series of substantially similar lawsuits were brought against National City, the Administrative Committee of the National City Savings and Investment Plan (the Plan), National City Bank (as trustee), and some of National City’s officers and directors. These cases were consolidated in the United States District Court for the Northern District of Ohio under the caption In re National City Corporation Securities, Derivative & ERISA Litigation (The ERISA Cases) (MDL 2003 Case No. 08-nc-70000-SO), and the plaintiffs filed a consolidated amended complaint. The consolidated action was brought as a class action on behalf of all participants in or beneficiaries of the Plan at any time between September 5, 2006 and the present and whose Plan accounts included investments in National City common stock, as well as all participants in or beneficiaries of the Plan and whose accounts were invested in Allegiant Funds from March 25, 2002 to the present. The consolidated complaint alleged breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974 (ERISA) relating to, among other things, National City stock being offered as an investment alternative in the Plan, conflicts of interest, and monitoring and disclosure obligations. The consolidated complaint also alleged that the Administrative Committee defendants breached their fiduciary duties under ERISA, engaged in prohibited transactions by authorizing or causing the Plan to invest in Allegiant Funds, and violated ERISA duties of loyalty by virtue of National City’s receipt of financial benefits in the forms of fees paid to Allegiant Asset Management Company for managing the mutual funds. The complaint sought equitable relief (including a declaration that defendants breached their ERISA fiduciary duties, an order compelling the defendants to make good any losses to the Plan caused by their actions, the imposition of a constructive trust on any profits earned by the defendants from their actions and restitution), unspecified damages and attorneys’ fees. In February 2010, the parties reached a settlement, which received final court approval in November 2010. We have paid the settlement, which was not material to PNC.

Visa

Beginning in June 2005, a series of antitrust lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including cases naming National City (since merged into PNC) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank which has since merged into PNC Bank, N.A.). The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO). Those cases naming National City were brought as class actions on behalf of all persons or business entities who have accepted Visa® or Master Card®. The plaintiffs, merchants operating commercial businesses throughout the US and trade associations, allege, among other things, that the defendants conspired to fix the prices for general purpose card network services and otherwise imposed unreasonable restraints on trade, resulting in the payment of inflated interchange fees, in violation of the antitrust laws. In January 2009, the plaintiffs filed amended and supplemental complaints adding, among other things, allegations that the restructuring of Visa and MasterCard, each of which included an initial public offering, violated the antitrust laws. In their complaints, the plaintiffs seek, among other things, injunctive relief, unspecified damages (tripled under the antitrust laws) and attorneys’ fees. In January 2008, the district court dismissed the plaintiffs’ claims for damages incurred prior to January 1, 2004. In April 2009, the defendants filed a motion to dismiss the amended and supplemental complaints. In May 2009, class plaintiffs filed a motion for class certification. Both of these motions were argued in November 2009 and are still pending. In February 2011, the defendants filed a motion for summary judgment. National City and National City Bank entered into judgment and loss sharing agreements with Visa and certain other banks with respect to all of the above referenced litigation. All of the litigation against Visa is also subject to the indemnification obligations described in Note 23 Commitments and Guarantees. PNC Bank, N.A. is not named a defendant in any of the Visa or MasterCard related antitrust litigation nor was it initially a party to the judgment or loss sharing agreements, but it has been subject to these indemnification obligations and became responsible for National City Bank’s position in the litigation and under the agreements upon completion of the merger of National City Bank into PNC Bank, N.A.

Adelphia

Some of our subsidiaries were defendants (or had potential contractual contribution obligations to other defendants) in several lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries.

One of the lawsuits was brought on Adelphia’s behalf by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding and was removed to the United States District Court for the Southern District of New York by order dated February 9, 2006 (Adelphia Recovery Trust v. Bank of America, N.A., et al. (Case No. 05 Civ. 9050 (LMM))). Pursuant to Adelphia’s plan of reorganization, this lawsuit was prosecuted by a contingent value vehicle, known as the Adelphia Recovery Trust. In October 2007, the Adelphia Recovery Trust filed an amended complaint in this lawsuit, adding defendants and making additional allegations.

In June 2008, the district court granted in part the defendants’ motion to dismiss. The court dismissed the principal bankruptcy law claims that had not previously been dismissed by the Bankruptcy Court, including claims alleging voidable preference payments, fraudulent transfers, and equitable disallowance. The effect of this ruling was to dismiss from this lawsuit all claims against most of the defendants, but leave pending claims against PNC and other original members of Adelphia loan syndicates and then-affiliated investment banks. The district court’s ruling was affirmed on appeal. This lawsuit arose out of lending and investment banking activities engaged in by PNC subsidiaries and many other financial services companies. Collectively, with respect to some or all of the defendants, the lawsuit alleged violations of federal banking laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuit sought damages (including in some cases punitive or tripled damages), interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies.

In September 2010, PNC and all but one other defendant in this lawsuit reached a complete settlement of all remaining claims, which received final court approval in November, 2010. We have paid our share of the settlement, which was not material to PNC.

There is one remaining Adelphia-related lawsuit (W. R. Huff Asset Management Co., L.L.C. v. Deloitte & Touche, L.L.P., et al. (03 MD 1529 (LMM), 03-CV-5752 (LMM)) alleging violations of the federal securities laws in which a PNC subsidiary is a defendant, brought by holders of debt securities of Adelphia and consolidated for pretrial purposes in the United States District Court for the Southern District of New York. In the complaint, the plaintiff seeks, among other things, unspecified damages, interest, and attorneys’ fees.

CBNV Mortgage Litigation

Between 2001 and 2003, on behalf of either individual plaintiffs or proposed classes of plaintiffs, several separate lawsuits were filed in state and federal courts against Community Bank of Northern Virginia (CBNV) and other defendants asserting claims arising from second mortgage loans made to the plaintiffs. CBNV was merged into one of Mercantile Bankshares Corporation’s banks before PNC acquired Mercantile in 2007. The state lawsuits were removed to federal court and, with the lawsuits that had been filed in federal court, were consolidated for pre-trial proceedings in a multidistrict litigation (MDL) proceeding in the United States District Court for the Western District of Pennsylvania under the caption In re: Community Bank of Northern Virginia and Guaranty Bank Second Mortgage Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674). In January 2008, the Pennsylvania district court issued an order sending back to the General Court of Justice, Superior Court Division, for Wake County, North Carolina the claims of two proposed class members. This case, which was originally filed in 2001, is captioned Bumpers, et al. v. Community Bank of Northern Virginia (01-CVS-011342).

The plaintiffs in the MDL proceedings and in the Bumpers lawsuit complain of an alleged illegal home equity lending scheme of the Shumway/Bapst Organization (Shumway). The plaintiffs allege that Shumway used CBNV and another bank as “fronts” to make high-interest, high-fee loans that would otherwise have been prohibited by state usury laws but for the banks’ status as depository institutions. The plaintiffs further allege that, in the course of doing so, CBNV misrepresented the apportionment and distribution of settlement and title fees, and that these fees included illegal “kickbacks” to Shumway that did not reflect the value of any settlement services actually performed. The plaintiffs claim violations of the Real Estate Settlement Procedures Act (RESPA), the Racketeer Influenced and Corrupt Organizations Act (RICO), and certain state laws. In their complaints, the plaintiffs in the lawsuits that are part of the MDL proceedings in Pennsylvania seek, among other things, unspecified damages (including tripled damages under RICO and RESPA), rescission of loans, interest, and attorneys’ fees. The two plaintiffs in Bumpers have procured individual judgments totaling approximately $11,000 each plus interest, and, as described below, they now seek to assert claims seeking similar damages on behalf of a class of North Carolina borrowers, which they claim consists of approximately 650 borrowers.

Status of MDL Proceedings in Pennsylvania. In August 2006, a proposed settlement agreement covering some of the plaintiffs and class members (those who have second mortgages that had been assigned to another defendant, Residential Finance Corporation (RFC)) was submitted to the district court for its approval. In August 2008, the district court gave final approval to the settlement agreement. The class covered by this settlement and certified by the district court in its approval of the settlement consisted of approximately 44,000 borrowers and is referred to as the Kessler class.

Some objecting members of the Kessler class appealed the final approval order to the United States Court of Appeals for the Third Circuit. In September 2010, the court of appeals vacated the district court’s class certification decision and approval of the class settlement and remanded the case to the district court for further proceedings. In their appeal, the objecting Kessler class members had asserted that CBNV’s annual percentage rate disclosures violated the Truth in Lending Act (TILA) and the Home Ownership and Equity Protection Act (HOEPA), that those claims are very valuable, and that the settling plaintiffs should have asserted those claims. The settling plaintiffs advanced a number of reasons why they had not asserted TILA/HOEPA claims. The court of appeals decision focused on the district court’s finding that such claims were time-barred and for that reason not viable.

The court of appeals remanded the case to the district court for consideration of certain aspects of its decision certifying the settlement class and approving the settlement. The court of appeals instructed the district court to consider (a) whether a sub-class should be created for class members whose transactions occurred within one year (the limitations period for RESPA and TILA/HOEPA claims) of the date of filing of the earliest complaint in these actions, (b) whether class counsel is adequate in light of counsel’s justifications for not bringing TILA/HOEPA claims, and (c) whether a sub-class of North Carolina borrowers should be created. No proceedings have yet occurred in the district court on those issues.

Other individuals, whose loans were not assigned to RFC, have continued to pursue, on behalf of themselves or alleged classes, claims similar to those asserted with respect to the loans assigned to RFC and covered by the settlement. In one case, where the alleged class overlaps the Kessler class, the plaintiffs have asserted that there are as many as 50,000 borrowers in total represented in the MDL proceedings, including both the borrowers in the Kessler class and those not covered by the Kessler class.

Status of North Carolina Proceedings. Following the remand to North Carolina state court, the plaintiffs in Bumpers sought to represent a class of North Carolina borrowers in state court proceedings in North Carolina. The district court in Pennsylvania handling the MDL proceedings enjoined class proceedings in Bumpers in March 2008. In April 2008, the North Carolina superior court granted the Bumpers plaintiffs’ motion for summary judgment on their individual claims. CBNV appealed the grant of the motion for summary judgment, which appeal is now before the North Carolina Court of Appeals.

In September 2010, one of the Bumpers plaintiffs filed papers in the superior court seeking permission to proceed with certification proceedings for a class of North Carolina borrowers. In January 2011, the superior court entered an order stating that, if it had jurisdiction to rule on the plaintiff’s motion (which it does not while its summary judgment order remains on appeal), it would be inclined to rule that it would entertain motions for class certification and consider class relief at a future date.

Overdraft Litigation

Beginning in October 2009, PNC Bank and National City Bank have been named in six lawsuits brought as class actions relating to the manner in which they charged overdraft fees on ATM and debit transactions to customers. Three lawsuits naming PNC Bank and one naming National City Bank, along with similar lawsuits against numerous other banks, have been consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ). The first of these cases (Casayuran, et al. v. PNC Bank, National Association (Case No. 10-cv-20496-JLK)) was originally filed against PNC Bank in October 2009 in the United States District Court for the District of New Jersey, and an amended complaint was filed in June 2010 in the MDL Court. The other cases that have been consolidated were filed in June 2010 in the United States District Court for the

Southern District of Florida (Cowen, et al. v. PNC Bank, National Association (Case No. 10-CV-21869-JLK), Hernandez, et al. v. PNC Bank, National Association (Case No. 10-CV-21868-JLK), and Matos v. National City Bank (Case No. 10-cv-21771-JLK). A consolidated amended complaint was filed in December 2010 that consolidated all of the claims in these four cases. It seeks to certify national classes of customers for the common law claims described below, and subclasses of PNC Bank customers with accounts in Pennsylvania, New Jersey and Illinois branches and of National City Bank customers with accounts in Illinois branches, with each subclass being asserted for purposes of claims under those states’ consumer protection statutes. No class periods are stated in any of the complaints, other than for the applicable statutes of limitations, which vary by state and cause of action. We have moved to dismiss the consolidated amended complaint.

In December 2010, an additional lawsuit (Henry v. PNC Bank, National Association (No. GD-10-022974)) was filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of all current citizens of Pennsylvania who are domiciled in Pennsylvania who had or have a PNC checking or debit account used primarily for personal, family or household purposes and who incurred overdraft and related fees on transactions resulting from the methodology of posting transactions from December 8, 2004 through August 14, 2010.

The sixth lawsuit (Trombley, et al. v. National City Bank (Civil Action No. 10-00232 (JDB)) is pending against National City Bank in the United States District Court for the District of Columbia. The class sought to be certified in this case is a national class of National City Bank customers with subclasses of customers with accounts in Michigan and Ohio branches for purposes of claims under those states’ consumer protection statutes. In July 2010, the parties reached a tentative settlement of this lawsuit. In August 2010, in light of this settlement, the Judicial Panel on Multidistrict Litigation denied a motion to transfer this lawsuit to the MDL Court. A member of the proposed settlement class, who is the named plaintiff in another lawsuit filed in the MDL Court, filed objections to approval of this settlement. In January 2011, the court granted preliminary approval and set a hearing on final approval for June 2011. The settlement remains subject to, among other things, notice to the proposed class and final court approval. The amount of the settlement is not material to PNC and has been accrued.

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

In the consolidated amended complaint in the MDL Court, the plaintiffs assert claims for breach of the covenant of good faith and fair dealing; unconscionability; conversion, unjust enrichment; and violation of the consumer protection statutes of Pennsylvania, Illinois and New Jersey. In the Henry case, the plaintiffs assert the same common law claims and a claim under the Pennsylvania consumer protection statute. The action against National City pending in the District of Columbia adds claims under the Ohio and Michigan consumer protection statutes and the federal Electronic Funds Transfer Act. In their complaints, the plaintiffs seek, among other things, restitution of overdraft fees paid, unspecified actual and punitive damages, pre-judgment interest, attorneys’ fees, and declaratory relief finding the overdraft policies to be unfair and unconscionable.

Fulton Financial

In 2009, Fulton Financial Advisors, N.A. filed lawsuits against PNC Capital Markets, LLC and NatCity Investments, Inc. in the Court of Common Pleas of Lancaster County, Pennsylvania arising out of Fulton’s purchase of auction rate certificates (ARCs) through PNC and NatCity. Each of the lawsuits alleges violations of the Pennsylvania Securities Act, negligent misrepresentation, negligence, breach of fiduciary duty, common law fraud, and aiding and abetting common law fraud in connection with the purchase of the ARCs by Fulton. Specifically, Fulton alleges that, as a result of the decline of financial markets in 2007 and 2008, the market for ARCs became illiquid; that PNC and NatCity knew or should have known of the increasing threat of the ARC market becoming illiquid; and that PNC and NatCity did not inform Fulton of this increasing threat, but allowed Fulton to continue to purchase ARCs, to Fulton’s detriment. In its complaints, Fulton alleges that it then held ARCs purchased through PNC for a price of more than $123 million and purchased through NatCity for a price of more than $175 million. In each complaint, Fulton seeks, among other things, unspecified actual and punitive damages, rescission, and interest.

In the case against PNC (Fulton Financial Advisors, N.A. v. PNC Capital Markets, LLC (CI 09-10838)), PNC filed preliminary objections to Fulton’s complaint, which were denied. NatCity removed the case against it to the United States District Court for the Eastern District of Pennsylvania (Fulton Financial Advisors, N.A. v. NatCity Investments, Inc. (No. 5:09-cv-04855)), and filed a motion to dismiss the complaint, which is pending before the court.

Other Mortgage-Related Litigation

•	In October 2010, the Federal Home Loan Bank of Chicago brought a lawsuit in the Circuit Court of Cook County, Illinois, against numerous financial companies, including The PNC Financial Services

Group, Inc., as successor in interest to National City Corporation, and PNC Investments LLC, as successor in interest to NatCity Investments, Inc. (Federal Home Loan Bank of Chicago v. Bank of America Funding Corp., et al. (Case No. 10CH45033)). The complaint alleges that the defendants have liability to the Federal Home Loan Bank of Chicago in a variety of capacities (in the case of the National City entities, as underwriters) under Illinois state securities law and common law in connection with the alleged purchase of private-label mortgage-backed securities by the Federal Home Loan Bank. According to the complaint, the Federal Home Loan Bank purchased approximately $3.3 billion in mortgage-backed securities in total in transactions addressed by the complaint, approximately $345 million of which was allegedly in transactions involving the National City entities. The complaint alleges misrepresentations and omissions in connection with the sales of the mortgage-backed securities in question. In its complaint, the Federal Home Loan Bank seeks, among other things, rescission, unspecified damages, interest, and attorneys’ fees. In November 2010 the defendants removed the case to the United States District Court for the Northern District of Illinois. In January 2011 the district court remanded the case to the Circuit Court of Cook County.

•

In October 2010, a lawsuit was filed in the U.S. District Court for the Northern District of Illinois, against PNC Bank and numerous other financial institutions, mortgage servicing organizations, law firms that handle foreclosures in Northern Illinois, and individuals employed by financial institutions, mortgage servicers and law firms. As amended in November 2010, the lawsuit (Stone, et al. v. Washington Mutual Bank, et al. (Case No. 10 C 6410)) has been brought as a class action on behalf of all present or former homeowners whose homes are being or have been the subject of foreclosure suits involving either securitized mortgages, “bifurcated” mortgages, or broken chains of title, during the two years prior to the filing of the complaint. The plaintiffs allege that defendants conspired to foreclose illegally on the properties of the named plaintiffs and the other alleged class members. Among other things, the plaintiffs allege that the defendant banks, law firms, and their employees instituted foreclosure proceedings in the names of parties who did not actually own the mortgages, and used false or otherwise defective affidavits to prosecute the foreclosure actions. The plaintiffs assert claims under various federal criminal statutes, a federal civil rights statute, the Fair Debt Collection Practices Act, RICO, and Illinois common law. In the amended complaint, the plaintiffs seek, among other things, unspecified actual, statutory and punitive damages (including tripled actual damages under RICO); accounting; disgorgement; preliminary and permanent injunctive relief against foreclosure of the affected mortgages; and attorneys’ fees. In January 2011, all defendants, including PNC, filed motions to dismiss the complaint. These motions are still pending.

•

In February 2011, a lawsuit was filed in the Superior Court of the State of California for Orange County against PNC and numerous other financial institutions and mortgage servicing organizations. The lawsuit (National Organization of Assistance for Homeowners of California, et al. v. America’s Servicing Company, et al., (Case No. 30-2011-00447677-CU-OR-CXC)) has been brought as a class action by individual plaintiffs, who allege that they have obtained loans secured by deeds of trust on California real estate, and by a non-profit organization which purports, along with the individual plaintiffs, to represent a class of similarly situated individuals. The plaintiffs contend, among other things, that the defendants engaged in misrepresentations and fraudulent concealment in connection with the mortgage loan origination process, engaged in wrongful foreclosure practices, caused notices of default to be issued against the plaintiffs in a manner not authorized by California law, made inaccurate credit disclosures regarding the plaintiffs, and disclosed the plaintiffs’ private information without their authorization. The plaintiffs allege violations, among other things, of various provisions of California statutory law, the right to privacy provisions of the California Constitution, the federal Fair Credit Reporting Act and the Gramm-Leach Bliley Act. The plaintiffs seek, among other things, unspecified actual and punitive damages, statutory civil penalties, restitution, injunctive relief, interest, and attorneys’ fees.

Regulatory and Governmental Inquiries

As a result of the regulated nature of our business and that of a number of our subsidiaries, particularly in the banking and securities areas, we and our subsidiaries are the subject of investigations, audits and other forms of regulatory inquiry, in some cases as part of regulatory reviews of specified activities at multiple industry participants, including those described below.

Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in the mortgage lending and servicing industries. PNC has received inquiries from governmental, legislative and regulatory authorities on this topic and is cooperating with these inquiries. These inquiries may lead to administrative, civil or criminal proceedings, possibly resulting in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. As a result of the number and range of authorities conducting the investigations and inquiries, as well as the nature of these types of investigations and inquiries, among other factors, PNC cannot at this time predict the ultimate overall cost to or effect on PNC from potential governmental, legislative or regulatory actions arising out of these investigations and inquiries.

PNC is one of the fourteen federally regulated mortgage servicers subject to a publicly-disclosed interagency horizontal review of residential mortgage servicing operations. That review is expected to result in formal enforcement actions against many or all of the companies subject to review, which actions are expected to incorporate remedial requirements, heightened mortgage servicing standards and potential civil money penalties. PNC expects that it and PNC Bank will enter into consent orders with the Federal Reserve and the OCC, respectively, relating to the residential mortgage servicing operations of PNC Bank. PNC expects that these consent orders, among other things, will describe certain foreclosure-related practices and controls that the regulators found to be deficient and will require PNC and PNC Bank to, among other things, develop and implement plans and programs to enhance PNC’s servicing and foreclosure processes and take certain other remedial actions, and oversee compliance with the orders and the new plans and programs. In addition, either or both of these agencies may seek potential civil money penalties. Other governmental, legislative and regulatory inquiries on this topic, referred to above, are on-going, and may result in additional actions or penalties.

The SEC previously commenced investigations of activities of National City prior to its acquisition by PNC. The SEC has requested, and we have provided to the SEC, documents concerning, among other things, National City’s capital-raising activities, loan underwriting experience, allowance for loan losses, marketing practices, dividends, bank regulatory matters and the sale of First Franklin Financial Corporation.

The SEC has been conducting an investigation into events at Equipment Finance LLC (EFI), a subsidiary of Sterling Financial Corporation, which PNC acquired in April 2008. The United States Attorney’s Office for the Eastern District of Pennsylvania has also been investigating the EFI situation.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above. Such investigations, audits and other inquiries may lead to remedies including fines, penalties, restitution or alterations in our business practices.

Other

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters specifically described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of the loss resulting from the claim and the amount of income otherwise reported for the reporting period.

See Note 23 Commitments and Guarantees for additional information regarding the Visa indemnification and our other obligations to provide indemnification, including to current and former officers, directors, employees and agents of PNC and companies we have acquired, including National City.

NOTE 23 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at December 31, 2010 included private equity investments of $319 million and other investments of $11 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit and internal credit ratings were as follows:

Net Outstanding Standby Letters of Credit

Dollars in billions	December 31 2010	December 31 2009
Net outstanding standby letters of credit	$10.1	$10.0
Internal credit ratings (as percentage of portfolio):
Pass (a)	90%	86%
Below pass (b)	10%	14%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on December 31, 2010 had terms ranging from less than 1 year to 8 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $13.1 billion at December 31, 2010, of which $6.8 billion support remarketing programs.

As of December 31, 2010, assets of $2.2 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $3.0 billion were also available for this purpose as of December 31, 2010. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $250 million at December 31, 2010.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At December 31, 2010, the aggregate of our commitments under these facilities was $313 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At December 31, 2010 our total commitments under these facilities were $145 million.

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit which were insignificant in amount at December 31, 2010.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2010. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the sale of GIS, PNC agreed to continue to act for the benefit of GIS as securities lending agent for certain of GIS’s clients. In such role, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At December 31, 2010, the total maximum potential exposure as a result of these indemnity obligations was $6.3 billion, although the collateral at the time exceeded that amount. In addition, the purchaser of GIS, The Bank of New York Mellon Corporation, has entered into an agreement to indemnify PNC with respect to such exposure on the terms set forth in such indemnification agreement. Also in connection with the GIS divestiture, PNC has agreed to indemnify the buyer generally as described above.

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

In May 2010, Visa funded $500 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $47 million share of the $500 million as a reduction of our previously established indemnification liability and a reduction of noninterest expense.

In October 2010, Visa funded $800 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $76 million share of the $800 million as a reduction of our previously established indemnification liability and a reduction of noninterest expense.

Our Visa indemnification liability included on our Consolidated Balance Sheet at December 31, 2010 totaled

$70 million as a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements which is considered appropriate at this time in consideration of the Visa announcement. Any ultimate exposure to the specified Visa litigation may be different than this amount.

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities, PNC has sold commercial mortgage and residential mortgage loans directly or indirectly in securitizations and whole-loan sale transactions with continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets in these transactions.

COMMERCIAL MORTGAGE RECOURSE OBLIGATIONS

We originate, close and service commercial mortgage loans which are sold to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At December 31, 2010 and 2009, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.2 billion and $19.7 billion, respectively. At December 31, 2010 and 2009, the potential maximum exposure under the loss share arrangements was $4.0 billion and $6.0 billion, respectively. We maintain a reserve based upon these potential losses. The reserve for losses under these programs totaled $54 million and $71 million as of December 31, 2010 and 2009, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Analysis of Commercial Mortgage Recourse Obligations

In millions	2010	2009
January 1	$71	$79
Reserve adjustments, net	9	(3)
Losses – loan repurchases and settlements	(2)	(5)
Loan sales	(24)
December 31	$54	$71

RESIDENTIAL MORTGAGE LOAN REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and GNMA, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our exposure and activity associated with these loan repurchase obligations is reported in the Residential Mortgage Banking segment. In addition, PNC’s residential mortgage loan repurchase obligations include certain brokered home equity loans/lines that were sold to private investors by National City prior to our acquisition. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is reported in the Distressed Assets Portfolio segment.

Loan covenants and representations and warranties are established through loan sale agreements with various investors to provide assurance that PNC has sold loans to investors of sufficient investment quality. Key aspects of such covenants and representations and warranties include the loan’s compliance with any applicable loan criteria established by the investor, including underwriting standards, delivery of all required loan documents to the investor or its designated party, sufficient collateral valuation, and the validity of the lien securing the loan. As a result of alleged breaches of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans. These investor indemnification or repurchase claims are typically settled on an individual loan basis through make-whole payments or loan repurchases; however, on occasion we may negotiate pooled settlements with investors.

Indemnifications for loss or loan repurchases typically occur when, after review of the claim, we agree insufficient evidence exists to dispute the investor’s claim that a breach of a loan covenant and representation and warranty has occurred, such breach has not been cured, and the effect of such breach is deemed to have had a material and adverse effect on the value of the transferred loan. Depending on the sale agreement and upon proper notice from the investor, we typically respond to such indemnification and repurchase requests within 60 days, although final resolution of the claim may take a longer period of time. With the exception of the sales agreements associated with the Agency securitizations, most sale agreements do not provide for penalties or other remedies if we do not respond timely to investor indemnification or repurchase requests.

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need for indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages and home equity loans/lines for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made and our estimate of future claims on a loan by loan basis. These relate primarily to loans originated in years 2006-2008. For the home equity loans/lines sold portfolio, we have established indemnification and repurchase liabilities based upon this same methodology for loans sold from 2005-2007.

Indemnification and repurchase liabilities are initially recognized when loans are sold to investors and are subsequently evaluated for adequacy by management. Initial recognition and subsequent adjustments to the indemnification and repurchase liability for the first and second-lien mortgage sold portfolio are recognized in Residential mortgage revenue on the Consolidated Income Statement. Since PNC is no longer engaged in the brokered home equity lending business, only subsequent adjustments are recognized to the home equity loans/lines indemnification and repurchase liability. These adjustments are recognized in Other noninterest income on the Consolidated Income Statement.

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, known and inherent risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At December 31, 2010 and 2009, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $294 million and $270 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2010 and 2009 follows:

Analysis of Indemnification and Repurchase Liability for Asserted and Unasserted Claims

	2010			2009
In millions	Residential Mortgages (a)	Home Equity Loans/Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/Lines (b)	Total
January 1	$229	$41	$270	$300	$101	$401
Reserve adjustments, net (c)	120	144	264	230	(9)	221
Losses – loan repurchases and settlements	(205)	(35)	(240)	(301)	(51)	(352)
December 31	$144	$150	$294	$229	$41	$270
(a)	Repurchase obligation associated with sold loan portfolios of $139.8 billion and $157.2 billion at December 31, 2010 and December 31, 2009, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $6.5 billion and $7.5 billion at December 31, 2010 and December 31, 2009, respectively. PNC is no longer in engaged in the brokered home equity business which was acquired with National City.
(c)	Includes $157 million in 2009 for residential mortgages related to the final purchase price allocation associated with the National City acquisition.

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

Reserves recognized for probable losses on these policies and the aggregate maximum exposure up to the specified limits for all reinsurance contracts were as follows:

Reinsurance Agreements

In millions except as noted	December 31, 2010
Reserves for probable losses	$150
Maximum exposure (billions)	$4.5

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

NOTE 24 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Income Statement

Year ended December 31 - in millions	2010(a)	2009 (a)	2008
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$2,180	$839	$1,012
Non-bank subsidiaries	575	84	168
Interest income		12	4
Noninterest income	27	28	18
Total operating revenue	2,782	963	1,202
OPERATING EXPENSE
Interest expense	458	495	152
Other expense	(61)	21	46
Total operating expense	397	516	198
Income before income taxes and equity in undistributed net income of subsidiaries	2,385	447	1,004
Income tax benefits	(253)	(147)	(50)
Income before equity in undistributed net income of subsidiaries	2,638	594	1,054
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	677	1,736	(125)
Non-bank subsidiaries	97	117	(47)
Net income	$3,412	$2,447	$882
(a)	Includes the impact of National City.

Balance Sheet

December 31 - in millions	2010	2009
ASSETS
Cash and due from banks	$401	$104
Interest-earning deposits with banks	5	95
Investments in:
Bank subsidiaries and bank holding company	34,049	32,966
Non-bank subsidiaries	1,951	2,650
Other assets	1,523	1,287
Total assets	$37,929	$37,102
LIABILITIES
Subordinated debt	$3,804	$3,859
Senior debt	1,799	2,018
Bank affiliate borrowings	112	92
Non-bank affiliate borrowings	964
Accrued expenses and other liabilities	1,008	1,191
Total liabilities	7,687	7,160
EQUITY
Shareholder’s equity	30,242	29,942
Total liabilities and equity	$37,929	$37,102

Commercial paper and all other debt issued by PNC Funding Corp, a wholly owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

Parent Company – Income Tax Refunds and Interest Paid

Year ended December 31 (in millions)	Income Tax Refunds	Interest Paid
2010	$342	$419
2009	137	427
2008	92	147

Statement Of Cash Flows

Year ended December 31 - in millions	2010	2009	2008
OPERATING ACTIVITIES
Net income	$3,412	$2,447	$882
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (earnings)/losses of subsidiaries	(774)	(1,853)	172
Other	(53)	2,687	156
Net cash provided by operating activities	2,585	3,281	1,210
INVESTING ACTIVITIES
Net capital returned from (contributed to) subsidiaries	1,766	(899)	(8,298)
Investment securities:
Sales and maturities		267
Purchases		(228)
Net cash received from acquisitions		5	1,431
Other	1	(182)	(104)
Net cash provided by (used in) investing activities	1,767	(1,037)	(6,971)
FINANCING ACTIVITIES
Borrowings from subsidiaries	7,580	3,420	2,100
Repayments on borrowings from subsidiaries	(6,596)	(4,274)	(3,633)
Other borrowed funds	(379)	(1,166)
Preferred stock – TARP	(7,579)		7,275
Preferred stock – Other	(1)		492
TARP Warrant			304
Supervisory Capital Assessment Program – common stock		624
Common and treasury stock	3,474	247	375
Acquisition of treasury stock	(204)	(188)	(234)
Preferred stock cash dividends paid	(146)	(388)	(21)
Common stock cash dividends paid	(204)	(430)	(902)
Net cash provided by (used in) financing activities	(4,055)	(2,155)	5,756
Increase (decrease) in cash and due from banks	297	89	(5)
Cash and due from banks at beginning of year	104	15	20
Cash and due from banks at end of year	$401	$104	$15

NOTE 25 SEGMENT REPORTING

In the first quarter of 2009, we made changes to our business organization structure and management reporting in conjunction with the acquisition of National City. Business segment results for 2008 have been reclassified to reflect current methodologies and current business and management structure and to present those periods on the same basis as 2010 and 2009.

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

Total business segment financial results differ from consolidated income from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through June 30, 2010 and the related after-tax gain on sale in the third quarter of 2010 that are reflected in discontinued operations. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

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

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, our multi-seller conduit, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services offered nationally and internationally.

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include financial planning, customized investment management, private banking, tailored credit solutions and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody, and retirement planning services. The institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments located primarily in our geographic footprint.

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint, and also originates loans through majority and minority owned affiliates. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third party standards, and sold, servicing retained, to secondary mortgage market conduits FNMA, FHLMC, Federal Home Loan Banks and third-party investors, or are securitized and issued under the GNMA program. The mortgage servicing operation performs all functions related to servicing mortgage loans – primarily those in first lien position – for various investors and for loans owned by PNC. Certain loans originated through majority or minority owned affiliates are sold to others.

BlackRock is the largest publicly traded investment management firm in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, multi-asset class, alternative and cash management separate accounts and funds, including iShares®, the global product leader in exchange traded funds. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services globally to a broad base of clients. At December 31, 2010, our economic interest in BlackRock was 20%.

PNC received cash dividends from BlackRock of $178 million during 2010, $134 million during 2009, and $135 million during 2008.

Distressed Assets Portfolio includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. These loans require special servicing and management oversight given current market conditions. We obtained the majority of these loans through acquisitions of other companies.

Results Of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2010
Income Statement
Net interest income	$3,431	$3,493	$263	$267		$1,217	$559	$9,230
Noninterest income	1,943	1,363	627	736	$462	(92)	907	5,946
Total revenue	5,374	4,856	890	1,003	462	1,125	1,466	15,176
Provision for credit losses	1,103	303	20	5		976	95	2,502
Depreciation and amortization	218	148	41	3			287	697
Other noninterest expense	3,836	1,669	606	562		250	993	7,916
Income (loss) from continuing operations before income taxes and noncontrolling interests	217	2,736	223	433	462	(101)	91	4,061
Income taxes (benefit)	77	966	82	158	111	(37)	(320)	1,037
Income (loss) from continuing operations before noncontrolling interests	$140	$1,770	$141	$275	$351	$(64)	$411	$3,024
Inter-segment revenue	$1	$21	$13	$12	$22	$(12)	$(57)
Average Assets (a)	$67,024	$77,467	$7,022	$9,247	$5,428	$17,517	$81,197	$264,902
2009
Income Statement
Net interest income	$3,520	$3,801	$308	$332		$1,079	$43	$9,083
Noninterest income	2,199	1,433	611	996	$262	74	1,570	7,145
Total revenue	5,719	5,234	919	1,328	262	1,153	1,613	16,228
Provision for (recoveries of) credit losses	1,330	1,603	97	(4)		771	133	3,930
Depreciation and amortization	263	141	41	5			323	773
Other noninterest expense	3,906	1,659	613	627		246	1,249	8,300
Income (loss) from continuing operations before income taxes and noncontrolling interests	220	1,831	168	700	262	136	(92)	3,225
Income taxes (benefit)	84	641	63	265	55	52	(293)	867
Income from continuing operations before noncontrolling interests	$136	$1,190	$105	$435	$207	$84	$201	$2,358
Inter-segment revenue	$(3)	$11	$18	$6	$16	$(17)	$(31)
Average Assets (a)	$65,320	$84,689	$7,320	$8,420	$6,249	$22,844	$82,034	$276,876
2008
Income Statement
Net interest income	$1,593	$1,302	$130				$829	$3,854
Noninterest income	1,137	536	429		$261		79	2,442
Total revenue	2,730	1,838	559		261		908	6,296
Provision for credit losses	388	575	6				548	1,517
Depreciation and amortization	125	22	7				149	303
Other noninterest expense	1,664	923	356				439	3,382
Income (loss) from continuing operations before income taxes and noncontrolling interests	553	318	190		261		(228)	1,094
Income taxes (benefit)	225	103	71		54		(155)	298
Income (loss) from continuing operations before noncontrolling interests	$328	$215	$119		$207		$(73)	$796
Inter-segment revenue	$2	$14	$15		$15		$(46)
Average Assets (a)	$32,922	$47,049	$3,001		$4,240		$54,808	$142,020
(a)	Period-end balances for BlackRock.

Statistical Information (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Selected Quarterly Financial Data

Dollars in millions, except per share data	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary Of Operations
Interest income	$2,671	$2,701	$2,873	$2,905	$2,939	$2,888	$3,000	$3,259
Interest expense	470	486	438	526	593	664	807	939
Net interest income	2,201	2,215	2,435	2,379	2,346	2,224	2,193	2,320
Noninterest income (a) (b)	1,702	1,383	1,477	1,384	2,540	1,629	1,610	1,366
Total revenue	3,903	3,598	3,912	3,763	4,886	3,853	3,803	3,686
Provision for credit losses	442	486	823	751	1,049	914	1,087	880
Noninterest expense	2,340	2,158	2,002	2,113	2,209	2,214	2,492	2,158
Income from continuing operations before income taxes and noncontrolling interests	1,121	954	1,087	899	1,628	725	224	648
Income taxes	301	179	306	251	525	185	29	128
Income from continuing operations before noncontrolling interests	820	775	781	648	1,103	540	195	520
Income from discontinued operations, net of income taxes (c)		328	22	23	4	19	12	10
Net income	820	1,103	803	671	1,107	559	207	530
Less: Net income (loss) attributable to noncontrolling interests	(3)	2	(9)	(5)	(37)	(20)	9	4
Preferred stock dividends	24	4	25	93	119	99	119	51
Preferred stock discount accretion and redemptions	1	3	1	250	14	13	14	15
Net income attributable to common shareholders	$798	$1,094	$786	$333	$1,011	$467	$65	$460
Per Common Share Data
Book value	$56.29	$55.91	$52.77	$50.32	$47.68	$45.52	$42.00	$41.67
Basic earnings (d)
Continuing operations	1.52	1.45	1.45	.62	2.18	.97	.11	1.02
Discontinued operations (c)		.63	.04	.05	.01	.04	.03	.02
Net income	1.52	2.08	1.49	.67	2.19	1.01	.14	1.04
Diluted earnings (d)
Continuing operations	1.50	1.45	1.43	.61	2.16	.96	.11	1.01
Discontinued operations (c)		.62	.04	.05	.01	.04	.03	.02
Net income	1.50	2.07	1.47	.66	2.17	1.00	.14	1.03

(a)    Fourth quarter 2009 included a $1.076 billion gain related to BlackRock’s acquisition of BGI on December 1, 2009.
(b)   Noninterest income included equity management gains/(losses) and net gains on sales of securities in each quarter as follows (in millions):

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Equity management gains/(losses)	$40	$63	$75	$41	$35	$3	$(13)	$(52)
Net gains on sales of securities	68	121	147	90	144	168	182	56

(c)	Includes results of operations for PNC Global Investment Servicing Inc. (GIS) and the related after-tax gain on sale. We sold GIS effective July 1, 2010, resulting in a pretax gain of $639 million, or $328 million after taxes, recognized during the third quarter of 2010.
(d)	The sum of quarterly amounts for 2010 and 2009 does not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

Analysis Of Year-To-Year Changes In Net Interest Income

	2010/2009			2009/2008
	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
Taxable-equivalent basis - in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$69	$(196)	$(127)	$572	$(79)	$493
Non-agency	(170)	(52)	(222)	(3)	126	123
Commercial mortgage-backed	(56)	(17)	(73)	(51)	8	(43)
Asset-backed	18	(80)	(62)	(71)	57	(14)
US Treasury and government agencies	87	(13)	74	135	(1)	134
State and municipal	5		5	31	7	38
Other debt	42	(9)	33	39	(5)	34
Corporate stocks and other		(3)	(3)		(9)	(9)
Total securities available for sale	132	(507)	(375)	819	(63)	756
Securities held to maturity
Commercial mortgage-backed	97	(14)	83	108		108
Asset-backed	45	(49)	(4)	86	(1)	85
Other	(2)	2		6		6
Total securities held to maturity	135	(56)	79	200	(1)	199
Total investment securities	274	(570)	(296)	1,016	(61)	955
Loans
Commercial	(363)	(37)	(400)	1,626	(200)	1,426
Commercial real estate	(222)	(25)	(247)	809	(59)	750
Equipment lease financing	4	23	27	159	58	217
Consumer	136	(16)	120	1,673	(63)	1,610
Residential mortgage	(227)	100	(127)	763	37	800
Total loans	(644)	17	(627)	5,032	(229)	4,803
Loans held for sale	(87)	80	(7)	100	4	104
Federal funds sold and resale agreements	1	(6)	(5)	(15)	(14)	(29)
Other	(100)	111	11	217	(245)	(28)
Total interest-earning assets	$(690)	$(234)	$(924)	$6,359	$(554)	$5,805
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$27	$(314)	$(287)	$375	$(393)	$(18)
Demand	4	(38)	(34)	54	(55)	(1)
Savings	1	(2)	(1)	8	(2)	6
Retail certificates of deposit	(197)	(218)	(415)	834	(388)	446
Other time	(75)	37	(38)	18	(107)	(89)
Time deposits in foreign offices	(2)	(1)	(3)	(21)	(67)	(88)
Total interest-bearing deposits	(128)	(650)	(778)	1,210	(954)	256
Borrowed funds
Federal funds purchased and repurchase agreements		(3)	(3)	(44)	(96)	(140)
Federal Home Loan Bank borrowings	(70)	(59)	(129)	122	(243)	(121)
Bank notes and senior debt	(7)	(116)	(123)	236	10	246
Subordinated debt	(31)	(64)	(95)	287	94	381
Other	32	(17)	15	(33)	(44)	(77)
Total borrowed funds	(110)	(225)	(335)	383	(94)	289
Total interest-bearing liabilities	(231)	(882)	(1,113)	1,753	(1,208)	545
Change in net interest income	$(543)	$732	$189	$4,679	$581	$5,260
Changes attributable to rate/volume are prorated into rate and volume components.

Average Consolidated Balance Sheet And Net Interest Analysis

	2010			2009			2008
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$23,437	$911	3.89%	$21,889	$1,038	4.74%	$10,003	$545	5.45%
Non-agency	9,240	558	6.04	11,993	780	6.50	12,055	657	5.45
Commercial mortgage-backed	3,679	191	5.19	4,748	264	5.56	5,666	307	5.42
Asset-backed	2,240	83	3.71	1,963	145	7.39	3,126	159	5.09
US Treasury and government agencies	7,549	211	2.80	4,477	137	3.06	50	3	6.00
State and municipal	1,445	79	5.47	1,354	74	5.47	764	36	4.71
Other debt	2,783	79	2.84	1,327	46	3.47	220	12	5.45
Corporate stocks and other	448			398	3	.75	412	12	2.91
Total securities available for sale	50,821	2,112	4.16	48,149	2,487	5.17	32,296	1,731	5.36
Securities held to maturity
Commercial mortgage-backed	3,711	206	5.55	1,990	123	6.18	239	15	6.28
Asset-backed	3,409	89	2.61	2,085	93	4.46	162	8	4.94
Other	49	6	12.24	71	6	8.45	1
Total securities held to maturity	7,169	301	4.20	4,146	222	5.35	402	23	5.72
Total investment securities	57,990	2,413	4.16	52,295	2,709	5.18	32,698	1,754	5.36
Loans
Commercial	54,339	2,888	5.31	61,183	3,288	5.37	31,267	1,862	5.96
Commercial real estate	20,435	1,045	5.11	24,775	1,292	5.21	9,368	542	5.79
Equipment lease financing	6,276	325	5.18	6,201	298	4.81	2,566	81	3.16
Consumer	55,015	2,865	5.21	52,368	2,745	5.24	20,526	1,135	5.53
Residential mortgage	17,709	1,209	6.83	21,116	1,336	6.33	9,017	536	5.94
Total loans	153,774	8,332	5.42	165,643	8,959	5.41	72,744	4,156	5.71
Loans held for sale	2,871	263	9.16	3,976	270	6.79	2,502	166	6.63
Federal funds sold and resale agreements	1,899	37	1.95	1,865	42	2.25	2,472	71	2.87
Other	8,215	185	2.25	14,708	174	1.18	4,068	202	4.97
Total interest-earning assets/interest income	224,749	11,230	5.00	238,487	12,154	5.10	114,484	6,349	5.55
Noninterest-earning assets:
Allowance for loan and lease losses	(5,144)			(4,316)			(962)
Cash and due from banks	3,569			3,648			2,705
Other	41,728			39,057			25,793
Total assets	$264,902			$276,876			$142,020
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$58,264	261	.45	$55,326	548	.99	$27,625	566	2.05
Demand	25,025	33	.13	23,477	67	.29	9,947	68	.68
Savings	7,005	13	.19	6,495	14	.22	2,714	8	.29
Retail certificates of deposit	42,933	628	1.46	54,584	1,043	1.91	16,642	597	3.59
Other time	813	22	2.71	5,009	60	1.20	4,424	149	3.37
Time deposits in foreign offices	2,785	6	.22	3,637	9	.25	5,006	97	1.94
Total interest-bearing deposits	136,825	963	.70	148,528	1,741	1.17	66,358	1,485	2.24
Borrowed funds
Federal funds purchased and repurchase agreements	4,309	13	.30	4,439	16	.36	7,228	156	2.16
Federal Home Loan Bank borrowings	7,996	71	.89	14,177	200	1.41	9,303	321	3.45
Bank notes and senior debt	12,790	320	2.50	12,981	443	3.41	6,064	197	3.25
Subordinated debt	9,647	505	5.23	10,191	600	5.89	4,990	219	4.39
Other	5,438	50	.92	2,345	35	1.49	3,737	112	3.00
Total borrowed funds	40,180	959	2.39	44,133	1,294	2.93	31,322	1,005	3.21
Total interest-bearing liabilities/interest expense	177,005	1,922	1.09	192,661	3,035	1.58	97,680	2,490	2.55
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	45,076			41,416			18,155
Allowance for unfunded loan commitments and letters of credit	239			328			134
Accrued expenses and other liabilities	11,015			12,179			10,033
Equity	31,567			30,292			16,018
Total liabilities and equity	$264,902			$276,876			$142,020
Interest rate spread			3.91			3.52			3.00
Impact of noninterest-bearing sources			.23			.30			.37
Net interest income/margin		$9,308	4.14%		$9,119	3.82%		$3,859	3.37%

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

Loan fees for the years ended December 31, 2010, 2009 and 2008 were $154 million, $162 million and $55 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2010, 2009 and 2008 were $81 million, $65 million and $36 million, respectively.

LOANS OUTSTANDING

December 31 - in millions	2010 (a)	2009 (a)	2008 (a)	2007	2006
Commercial
Commercial	$55,177	$54,818	$69,220	$28,952	$20,883
Commercial real estate	17,934	23,131	25,736	8,903	3,527
Equipment lease financing	6,393	6,202	6,461	2,514	2,789
TOTAL COMMERCIAL LENDING	79,504	84,151	101,417	40,369	27,199
Consumer
Home Equity	34,226	35,947	38,276	14,447	13,749
Residential real estate	15,999	19,810	21,583	9,557	6,337
Credit card	3,920	2,569	2,237	247	126
Other	16,946	15,066	11,976	3,699	2,694
TOTAL CONSUMER LENDING	71,091	73,392	74,072	27,950	22,906
Total loans	$150,595	$157,543	$175,489	$68,319	$50,105

(a)	Includes the impact of National City, which we acquired on December 31, 2008.

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 - dollars in millions	2010 (a)	2009 (a)	2008 (a)	2007	2006
Nonaccrual loans
Commercial	$1,253	$1,806	$576	$193	$109
Commercial real estate	1,835	2,140	766	214	12
Equipment lease financing	77	130	97	3	1
TOTAL COMMERCIAL LENDING	3,165	4,076	1,439	410	122
Consumer
Home equity	448	356	66	16	11
Residential real estate	818	1,203	153	27	25
Other	35	36	4	1	2
TOTAL CONSUMER LENDING	1,301	1,595	223	44	38
Total nonperforming loans (b)	4,466	5,671	1,662	454	160
Foreclosed and other assets
Commercial lending	353	266	50	11	12
Consumer lending	482	379	469	30	12
Total foreclosed and other assets	835	645	519	41	24
Total nonperforming assets	$5,301	$6,316	$2,181	$495	$184
Nonperforming loans to total loans	2.97%	3.60%	.95%	.66%	.32%
Nonperforming assets to total loans and foreclosed assets	3.50	3.99	1.24	.72	.37
Nonperforming assets to total assets	2.01	2.34	.75	.36	.18
Interest on nonperforming loans
Computed on original terms	$329	$302	$115	$51	$15
Recognized prior to nonperforming status	53	90	60	32	4
Past due loans (c)
Accruing loans past due 90 days or more	$542	$884	$395	$136	$55
As a percentage of total loans	.36%	.56%	.22%	.20%	.11%
Past due loans held for sale (c)
Accruing loans held for sale past due 90 days or more	$26	$45	$40	$8	$9
As a percentage of total loans held for sale	.76%	1.77%	.92%	.20%	.38%

(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes TDRs of $784 million at December 31, 2010, $440 million at December 31, 2009 and $2 million at December 31, 2007.
(c)	Excludes loans that are government insured/guaranteed, primarily residential mortgages, and purchased impaired loans. Purchased impaired loans are excluded as they were recorded at estimated fair value when acquired and are currently considered performing loans due to the accretion of interest in purchase accounting.

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 - dollars in millions	2010	2009	2008	2007	2006
Allowance for loan and lease losses – January 1	$5,072	$3,917	$830	$560	$596
Charge-offs
Commercial	(1,227)	(1,276)	(301)	(156)	(108)
Commercial real estate	(670)	(510)	(165)	(16)	(3)
Equipment lease financing	(120)	(149)	(3)		(14)
Consumer (a)	(1,069)	(961)	(143)	(73)	(52)
Residential real estate	(406)	(259)	(6)		(3)
Total charge-offs	(3,492)	(3,155)	(618)	(245)	(180)
Recoveries
Commercial	294	181	53	30	19
Commercial real estate	77	38	10	1	1
Equipment lease financing	56	27	1		5
Consumer (a)	110	105	15	14	15
Residential real estate	19	93
Total recoveries	556	444	79	45	40
Net charge-offs	(2,936)	(2,711)	(539)	(200)	(140)
Provision for credit losses (b)	2,502	3,930	1,517	315	124
Acquired allowance – National City		(112)	2,224
Acquired allowance – other			20	152
Adoption of ASU 2009-17, Consolidations	141
Net change in allowance for unfunded loan commitments and letters of credit	108	48	(135)	3	(20)
Allowance for loan and lease losses – December 31	$4,887	$5,072	$3,917	$830	$560
Allowance as a percent of December 31:
Loans	3.25%	3.22%	2.23%	1.21%	1.12%
Nonperforming loans	109	89	236	183	350
As a percent of average loans
Net charge-offs	1.91	1.64	.74	.32	.28
Provision for credit losses	1.63	2.37	2.09	.50	.25
Allowance for loan and lease losses	3.18	3.06	5.38	1.33	1.13
Allowance as a multiple of net charge-offs	1.66x	1.87x	7.27x	4.15x	4.00x

(a)	Includes home equity, credit card and other consumer.
(b)	Amount for 2008 included a $504 million conforming provision for credit losses related to National City.

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. For purposes of this presentation, a portion of the allowance for loan and lease losses has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. At December 31, 2010, the portion of the reserves for these factors was $42 million.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2010		2009		2008		2007		2006
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$1,387	36.7%	$1,869	34.8%	$1,668	39.4%	$564	42.4%	$447	41.7%
Commercial real estate	1,086	11.9	1,305	14.7	833	14.7	153	13.0	30	7.0
Equipment lease financing	94	4.2	171	3.9	179	3.7	36	3.7	48	5.6
Consumer (a)	1,227	36.6	957	34.0	929	29.9	68	26.9	28	33.1
Residential real estate	1,093	10.6	770	12.6	308	12.3	9	14.0	7	12.6
Total	$4,887	100.0%	$5,072	100.0%	$3,917	100.0%	$830	100.0%	$560	100.0%

(a)	Includes home equity, credit card and other consumer.

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2010 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$19,719	$30,620	$4,838	$55,177
Real estate projects	7,279	4,672	260	12,211
Total	$26,998	$35,292	$5,098	$67,388
Loans with:
Predetermined rate	$5,221	$8,805	$2,185	$16,211
Floating or adjustable rate	21,777	26,487	2,913	51,177
Total	$26,998	$35,292	$5,098	$67,388

At December 31, 2010, we had no pay-fixed interest rate swaps designated to commercial loans as part of fair value hedge strategies. At December 31, 2010, $14.5 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month and 3 month LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $3.5 billion at December 31, 2010, substantially all of which are in denominations of $100,000 or more.

The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2010 – in millions	Domestic Certificates of Deposit
Three months or less	$2,144
Over three through six months	1,437
Over six through twelve months	3,581
Over twelve months	4,805
Total	$11,967

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends we declared per common share.

	High	Low	Close	Cash Dividends Declared
2010 Quarter
First	$61.80	$50.46	$59.70	$.10
Second	70.45	56.30	56.50	.10
Third	62.99	49.43	51.91	.10
Fourth	61.79	50.69	60.72	.10
Total				$.40
2009 Quarter
First	$50.42	$16.20	$29.29	$.66
Second	53.22	27.50	38.81	.10
Third	48.78	33.06	48.59	.10
Fourth	57.86	43.37	52.79	.10
Total				$.96

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	None.

(b)	None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that PNC maintained effective internal control over financial reporting as of December 31, 2010.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2010 included in this Report, has also issued a report on the effectiveness of PNC’s internal control over financial reporting as of December 31, 2010. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Annual Report on Form 10-K.

(b)	DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2010, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and

Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2010, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Item 1 – Election of Directors,” and “Corporate Governance at PNC – Board Committees – Audit Committee,” and “Director and Executive Officer Relationships – Family Relationships” in our Proxy Statement to be filed for the 2011 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Director and Executive Officer Relationships – Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2011 annual meeting of shareholders and is incorporated herein by reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Corporate Governance at PNC – Board Committees – Personnel and Compensation Committee – Compensation Committee Interlocks and Insider Participation,” “Corporate Governance at PNC – Board Compensation in 2010,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” and “Compensation Tables” in our Proxy Statement to be filed for the 2011 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e) (5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Directors and Executive Officers” in our Proxy Statement to be filed for the 2011 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2010 is included in a table (with introductory paragraph and notes) under the caption “Item 3 – Approval of 2006 Incentive Award Plan Terms” in our Proxy Statement to be filed for the 2011 annual meeting of shareholders and is incorporated herein by reference. Included in the notes to that table, and incorporated herein by reference, is information regarding awards or portions of awards under our 2006 Incentive Award Plan that, by their terms, are payable only in cash. Additional information regarding these plans is included in Note 15 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Director and Executive Officer Relationships – Director Independence, – Transactions with Directors, – Indemnification and Advancement of Costs, and – Related Person Transactions Policies and Procedures” in our Proxy Statement to be filed for the 2011 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Item 2 – Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in our Proxy Statement to be filed for the 2011 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2010 and 2009 and for each of the three years ended December 31, 2010 are filed with this Report as Exhibit 99.2 and incorporated herein by reference.

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
Richard J. Johnson
Executive Vice President and Chief Financial Officer
March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 1, 2011.

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

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.3	Terms of 7.00% Non-Cumulative Preferred Stock, Series H	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.4	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.5	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.6	Terms of Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series K	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.7	Terms of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.8	Terms of Non-Cumulative Perpetual Preferred Stock, Series M	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.9	Warrants for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 (included as part of Exhibit 4.1) of the Corporation’s Form 8-A filed April 30, 2010

4.10

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

4.11	Second Supplemental Indenture, dated as of December 31, 2008, between the Corporation and The Bank of New York evidencing the succession of the Corporation to National City	Incorporated herein by reference to Exhibit 4.16 to the Corporation’s 2008 Form 10-K

4.12

Deposit Agreement dated January 30, 2008 by and among National City Corporation, Wilmington Trust Company, National City Bank as Transfer Agent and Registrar, and all holders from time to time of Receipts issued pursuant thereto

Incorporated herein by reference to Exhibit 4.2 of the Form 8-A filed by National City Corporation on January 30, 2008

4.13	Letter Agreement dated as of December 31, 2008 between the Corporation and Wilmington Trust Company	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Form 8-A filed December 31, 2008

4.14

Stock Purchase Contract between National City Corporation and National City Preferred Capital Trust I acting through the Bank of New York Trust Company, N.A. as Property Trustee, dated January 30, 2008

Incorporated herein by reference to Exhibit 4.7 of the Form 8-A filed by National City Corporation (Commission File No. 001-10074) on January 30, 2008

4.15	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.9 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (3rd Quarter 2004 Form 10-Q)

4.16	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.10 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.17	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.18	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.12 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.19	Exchange Agreement, dated as of March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II	Incorporated herein by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K filed March 30, 2007

4.20	First Supplemental Indenture, dated as of February 13, 2008, between the Corporation and The Bank of New York	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K filed February 13, 2008

4.21	Exchange Agreement, dated as of February 19, 2008, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust III	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed February 19, 2008

10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (2nd Quarter 2004 Form 10-Q)*

10.2	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 to the Corporation’s 2008 Form 10-K*

10.3	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K)*

10.4	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.5	Amendment to the Corporation’s ERISA Excess Pension Plan, as amended and restated	Filed herewith*

10.6	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 to the Corporation’s 2008 Form 10-K*

10.7	Amendment 2009-1 to the Corporation’s ERISA Excess Plan as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2009 Form 10-K*

10.8	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.9	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2008 Form 10-K*

10.10	Amendment 2009-1 to the Corporation’s Key Executive Equity Program as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 to the Corporation’s 2009 Form 10-K*

10.11	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.12	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.13	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (2nd Quarter 2009 Form 10-Q)*

10.14	Amendment 2009-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2009 Form 10-K*

10.15	Second Amendment to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Filed herewith*

10.16	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.17	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.18	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 to the Corporation’s 2nd Quarter 2009 Form 10-Q*

10.19	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 to the Corporation’s 2009 Form 10-K*

10.20	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Filed herewith*

10.21	AJCA transition amendments to the Corporation’s Supplemental Incentive Savings Plan and the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K)*

10.22	Further AJCA transition amendments to the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.12 to the Corporation’s 2008 Form 10-K*

10.23	The Corporation’s 2006 Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.53 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008*

10.24	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.25	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K)*

10.26	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.12 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (1st Quarter 2004 Form 10-Q)*

10.27	The Corporation’s Directors Deferred Compensation Plan, effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.14 of the Corporation’s 2007 Form 10-K*

10.28	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q*

10.29	The Corporation’s Outside Directors Deferred Stock Unit Plan, effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s 2007 Form 10-K*

10.30	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (3rd Quarter 2005 Form 10-Q)*

10.31	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.32	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Corporation on December 31, 2008

10.33	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.34	2005 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K)*

10.35	2006 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2005 Form 10-K*

10.36	Forms of employee stock option and restricted stock agreements under 2006 Incentive Award Plan	Incorporated by reference to Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*

10.37	2006 forms of employee incentive performance unit and senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 (2006 Form 10-K)*

10.38	2007 forms of employee stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.21 of the Corporation’s 2006 Form 10-K*

10.39	2006-2007 forms of employee incentive performance units agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (2nd Quarter 2007 Form 10-Q)*

10.40	2008 forms of employee stock option and restricted stock/share unit agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 2007 Form 10-K*

10.41	2008 forms of employee performance units agreements	Incorporated herein by reference to Exhibit 10.33 to the Corporation’s 2008 Form 10-K*

10.42	Form of employee stock option agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.43	Form of employee restricted stock agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.44	Form of employee stock option agreement with performance vesting schedule	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.45	2009 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated by reference to Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009*

10.46	Form of agreement regarding portion of salary payable in stock units	Incorporated by reference to Exhibit 10.63 to the Corporation’s Current Report on Form 8-K filed August 21, 2009*

10.47	Form of agreement for long-term restricted stock	Incorporated by reference to Exhibit 10.64 to the Corporation’s Current Report on Form 8-K filed December 23, 2009*

10.48	Form of agreement for long-term stock	Incorporated by reference to Exhibit 10.65 to the Corporation’s Current Report on Form 8-K filed December 23, 2009*

10.49	2010 forms of employee stock option, restricted stock, and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.48 to the Corporation’s 2009 Form 10-K*

10.50	2010 forms of employee performance units agreements	Incorporated herein by reference to Exhibit 10.75 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010*

10.51	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.52	2005 form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*

10.53	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.39 to the Corporation’s 2008 Form 10-K*

10.54	Form of Change in Control Employment Agreements	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed September 12, 2008*

10.55	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.56	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Filed herewith

10.57	BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan

Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) for the quarter ended September 30, 2002 (BlackRock Holdco 2 3rd Quarter 2002 Form 10-Q)

10.58	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) for the quarter ended March 31, 2004

10.59	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the Annual Report on Form 10-K of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) for the year ended December 31, 2004

10.60	Share Surrender Agreement, dated October 10, 2002, among BlackRock, Inc., PNC Asset Management, Inc., and the Corporation	Incorporated herein by reference to the BlackRock Holdco 2 3rd Quarter 2002 Form 10-Q

10.61	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among BlackRock, Inc., PNC Bancorp, Inc. and the Corporation	Incorporated herein by reference to the Current Report on Form 8-K of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) filed February 22, 2006 (BlackRock Holdco 2 February 22, 2006 Form 8-K)

10.62	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed June 14, 2007

10.63	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.64	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.65	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed June 17, 2009

10.66

PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q

10.67	Agreement and Plan of Merger dated as of October 24, 2008 by and between the Corporation and National City Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed October 30, 2008

10.68	Letter Agreement dated December 31, 2008 by and between the Corporation and the United States Department of the Treasury	Incorporated herein by reference to Exhibits 4.2 and 10.1 of the Corporation’s Current Report on Form 8-K filed January 2, 2009

10.69	Stock Purchase Agreement, dated as of February 1, 2010, by and between the Corporation and The Bank of New York Mellon Corporation	Incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1

Form of Order of the Securities and Exchange Commission Instituting Public Administrative Procedures Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order

Incorporated herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated and filed July 18, 2002

99.2	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2010 and 2009 and for each of the three years ended December 31, 2010	Filed herewith

101	Interactive Data File (XBRL)	Filed herewith

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, to filings by National City Corporation are to SEC File No. 001-10074, to filings by BlackRock through its second quarter 2006 Form 10-Q are to BlackRock Holdco 2, Inc. SEC File No. 001-15305, and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC, at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The Exhibits are also available as part of this Form 10-K on or through PNC’s corporate website at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies without charge by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com. The Interactive Data File (XBRL) exhibit is only available electronically.