Form 10-Q
period 2011-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2011-05-09
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes  ☐    No   ☒

As of April 29, 2011, there were 526,282,991 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to First Quarter 2011 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended March 31
Unaudited	2011	2010
FINANCIAL RESULTS (a)
Revenue
Net interest income	$2,176	$2,379
Noninterest income	1,455	1,384
Total revenue	3,631	3,763
Noninterest expense	2,070	2,113
Pretax, pre-provision earnings from continuing operations (b)	1,561	1,650
Provision for credit losses	421	751
Income from continuing operations before income taxes and noncontrolling interests (pretax earnings)	$1,140	$899
Income from continuing operations before noncontrolling interests	$832	$648
Income from discontinued operations, net of income taxes (c)		23
Net income	$832	$671
Less:
Net income (loss) attributable to noncontrolling interests	(5)	(5)
Preferred stock dividends, including TARP (d)	4	93
Redemption of TARP preferred stock discount accretion (d)		250
Net income attributable to common shareholders (d)	$833	$333
Diluted earnings per common share
Continuing operations	$1.57	$.61
Discontinued operations (c)		.05
Net income	$1.57	$.66
Cash dividends declared per common share (e)	$.10	$.10
PERFORMANCE RATIOS
Net interest margin (f)	3.94%	4.24%
Noninterest income to total revenue	40	37
Efficiency	57	56
Return on:
Average common shareholders’ equity	11.12	5.37
Average assets	1.29	1.02

See page 53 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings from continuing operations, a non-GAAP measure, is useful as a tool to help evaluate our ability to provide for credit costs through operations.
(c)	Includes results of operations for PNC Global Investment Servicing Inc. (GIS). We sold GIS effective July 1, 2010. See Sale of PNC Global Investment Servicing in the Executive Summary section of the Financial Review section of this Report and Note 2 Divestiture in the Notes To Consolidated Financial Statements of this Report for additional information.
(d)	We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. The impact on diluted earnings per share was $.50 for the first quarter of 2010. Total dividends declared for the first quarter of 2010 included $89 million on the Series N Preferred Stock.
(e)	In April 2011, the PNC Board of Directors declared a quarterly cash dividend on common stock of 35 cents per share, an increase of 25 cents per share, or 250%, from the prior quarterly dividend of 10 cents per share. The increased dividend was paid May 5, 2011 to shareholders of record at the close of business on April 18, 2011.
(f)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended March 31, 2011 and March 31, 2010 were $24 million and $18 million, respectively.

CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	March 31 2011	December 31 2010	March 31 2010
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$259,378	$264,284	$265,396
Loans (b) (c)	149,387	150,595	157,266
Allowance for loan and lease losses (b)	4,759	4,887	5,319
Interest-earning deposits with banks (b)	1,359	1,610	607
Investment securities (b)	60,992	64,262	57,606
Loans held for sale (c)	2,980	3,492	2,691
Goodwill and other intangible assets	10,764	10,753	12,714
Equity investments (b)	9,595	9,220	10,256
Noninterest-bearing deposits	48,707	50,019	43,122
Interest-bearing deposits	133,283	133,371	139,401
Total deposits	181,990	183,390	182,523
Transaction deposits	134,516	134,654	126,420
Borrowed funds (b)	34,996	39,488	42,461
Shareholders’ equity	31,132	30,242	26,818
Common shareholders’ equity	30,485	29,596	26,466
Accumulated other comprehensive income (loss)	(309)	(431)	(1,288)
Book value per common share	58.01	56.29	50.32
Common shares outstanding (millions)	526	526	526
Loans to deposits	82%	82%	86%

ASSETS UNDER ADMINISTRATION (billions)
Discretionary assets under management	$110	$108	$105
Nondiscretionary assets under administration	109	104	104
Total assets under administration	219	212	209

CAPITAL RATIOS
Tier 1 common	10.3%	9.8%	7.9%
Tier 1 risk-based (d)	12.6	12.1	10.3
Total risk-based (d)	16.2	15.6	13.9
Leverage (d)	10.6	10.2	8.8
Common shareholders’ equity to assets	11.8	11.2	10.0

ASSET QUALITY RATIOS
Nonperforming loans to total loans	2.94%	2.97%	3.66%
Nonperforming assets to total loans, OREO and foreclosed assets	3.50	3.50	4.14
Nonperforming assets to total assets	2.03	2.01	2.46
Net charge-offs to average loans (for the three months ended) (annualized)	1.44	2.09	1.77
Allowance for loan and lease losses to total loans	3.19	3.25	3.38
Allowance for loan and lease losses to nonperforming loans (e)	108	109	92
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information. Also includes our equity interest in BlackRock under Equity investments.
(c)	Amounts include assets for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	The minimum US regulatory capital ratios under Basel I are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage. The well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage.
(e)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans do not include purchased impaired loans or loans held for sale.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2010 Annual Report on Form 10-K (2010 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business and regulatory risks, see the Risk Management section in this Financial Review, Item 1A and the Risk Management section of Item 7 of our 2010 Form 10-K, and Note 16 Legal Proceedings and Note 17 Commitments and Guarantees in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Estimates And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and those anticipated in the forward-looking statements included in this Report. See Note 18 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income from continuing operations before noncontrolling interests as reported on a generally accepted accounting principles (GAAP) basis.

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

KEY STRATEGIC GOALS

We manage our company for the long term and are focused on managing toward a moderate risk profile while maintaining strong capital and liquidity positions, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business.

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

We are focused on our strategies for quality growth. We are committed to a moderate risk philosophy characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. We made substantial progress in transitioning our balance sheet over the past two years, working to return to our moderate risk profile throughout our expanded franchise. Our actions have created a well-positioned balance sheet, strong bank level liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

2011 CAPITAL ACTIONS

On April 7, 2011, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from $.10 per common share to $.35 per common share, which was paid on May 5, 2011. Our Board of Directors also confirmed that PNC may begin to purchase common stock under its existing 25 million share repurchase program in open market or privately negotiated transactions. PNC plans to repurchase up to $500 million of common stock during the remainder of 2011. The discussion of capital within the Consolidated Balance Sheet Review section of this Financial Review includes additional information regarding our common stock repurchase program.

Our ability to take these actions had been subject to the results of the supervisory assessment of capital adequacy undertaken by the Board of Governors of the Federal Reserve System (Federal Reserve) and our primary bank regulators as part of the capital adequacy assessment of the 19 bank holding companies that participate in the Supervisory Capital Assessment Program. As we announced on March 18, 2011, the Federal Reserve accepted the capital plan that we submitted for their review and did not object to our capital actions.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

In addition to numerous legislative and regulatory developments, there have been dramatic changes in the competitive landscape of our industry over the last several years.

Beginning in late 2008, efforts by the Federal government, including the US Congress, the US Department of the Treasury, the Federal Reserve, the FDIC, and the Securities and Exchange Commission, to stabilize and restore confidence in the financial services industry have impacted and will likely continue to impact PNC and our stakeholders. These efforts, which will continue to evolve, include the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in particular, and other legislative, administrative and regulatory initiatives, including the new rules set forth in Regulation E related to overdraft charges.

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

Dodd-Frank also establishes, as an independent agency organized as a bureau within the Federal Reserve, the Bureau of Consumer Financial Protection (CFPB). Starting July 21, 2011, the CFPB will have the authority to prescribe rules governing the provision of consumer financial products and services, and it is expected that the CFPB will issue new regulations, and amend existing regulations, regarding consumer protection practices. Also on that date, the authority of the Office of the Comptroller of the Currency (OCC) to examine PNC Bank, N.A. for compliance with consumer protection laws, and to enforce such laws, will transfer to CFPB.

Additionally, new provisions concerning the applicability of state consumer protection laws will become effective on July 21, 2011. Questions may arise as to whether certain state consumer financial laws that may have previously been preempted are no longer preempted after this date. Depending on how such questions are resolved, we may experience an increase in state-level regulation of our retail banking business and additional compliance obligations, revenue impacts, and costs.

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

RESIDENTIAL MORTGAGE FORECLOSURE MATTERS

Beginning in the third quarter of 2010, mortgage foreclosure documentation practices among US financial institutions received heightened attention by regulators and the media. PNC’s US market share for residential servicing is approximately 1.5%. The vast majority of our servicing business is on behalf of other investors, principally the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). Following the initial reports regarding these practices, we conducted an internal review of our foreclosure procedures. Based upon our review, we believe that PNC has systems designed to ensure that no foreclosure proceeds unless the loan is genuinely in default.

Similar to other banks, however, we identified issues regarding some of our foreclosure practices. Accordingly, after implementing a delay in pursuing individual foreclosures, we have been moving forward or are in the process of moving forward in most jurisdictions on such matters under procedures designed to address as appropriate any documentation issues. We are also proceeding with new foreclosures under enhanced procedures designed as part of this review to minimize the risk of errors related to the processing of documentation in foreclosure cases.

The Federal Reserve and the OCC, together with the FDIC and others, conducted a publicly-disclosed interagency horizontal review of residential mortgage servicing operations at PNC and thirteen other federally regulated mortgage servicers. As a result of that review, in April 2011 PNC entered into a consent order with the Federal Reserve and PNC Bank N.A. entered into a consent order with the OCC. Collectively, these consent orders describe certain foreclosure-related practices and controls that the regulators found to be deficient and require PNC and PNC Bank to, among other things, develop and implement plans and programs to enhance PNC’s residential mortgage servicing and foreclosure processes, retain an independent consultant to review certain residential mortgage foreclosure actions, take certain remedial actions, and oversee compliance with the orders and the new plans and programs. The two orders do not resolve any other federal or state governmental, legislative or regulatory authority investigations, which may result in significant additional actions, penalties or other remedies, and they do not foreclose the potential for civil money penalties from the bank regulators.

For additional information, please see Note 16 Legal Proceedings and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in this Report and our Current Report on Form 8-K dated April 14, 2011.

PNC’S PARTICIPATION IN SELECT GOVERNMENT PROGRAMS

Information on these programs is provided in Item 7 of our 2010 Form 10-K.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control including the following:

•	General economic conditions, including the speed and stamina of the moderate economic recovery in general and on our customers in particular,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for other products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined above, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Revenue growth,
•	A sustained focus on expense management,
•	Managing the distressed assets portfolio and other impaired assets,
•	Improving our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to return to our desired moderate risk profile,
•	Actions we take within the capital and other financial markets, and
•	The impact of legal and regulatory contingencies.

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

Results of operations of GIS through March 31, 2010 are presented as income from discontinued operations, net of income taxes, on our Consolidated Income Statement in this Report. Once we entered into the sales agreement, GIS was no longer a reportable business segment. See Note 2 Divestiture in our Notes To Consolidated Financial Statements in this Report.

INCOME STATEMENT HIGHLIGHTS

•	Strong results for the first quarter reflected pretax earnings from continuing operations of $1.1 billion, compared with $.9 billion for the first quarter of 2010.
•

Net interest income for the first three months of 2011 was $2.2 billion and the net interest margin was 3.94%, compared with $2.4 billion and 4.24% for the first three months of 2010. The decreases compared with the prior year quarter were attributable to lower purchase accounting accretion, soft loan demand and the low interest rate environment partially offset by lower funding costs.

•	Noninterest income of $1.5 billion for the first quarter of 2011 increased from $1.4 billion in the prior year first quarter.

•

The provision for credit losses declined to $421 million for the first three months of 2011 from $751 million for the first three months of 2010 driven by overall credit quality improvement and continuation of actions to reduce exposure levels.

•	Noninterest expense totaled $2.1 billion for the first quarter of both 2011 and 2010.

CREDIT QUALITY HIGHLIGHTS

•

Improvement in overall credit quality continued in the first quarter of 2011. Nonperforming assets decreased $43 million to $5.3 billion at March 31, 2011 compared with December 31, 2010. Accruing loans past due of $1.9 billion were relatively unchanged from December 31, 2010. The allowance for loan and lease losses was $4.8 billion, or 3.19% of total loans and 108% of nonperforming loans, as of March 31, 2011.

BALANCE SHEET HIGHLIGHTS

•

Total loans were $149 billion at March 31, 2011 and $151 billion at December 31, 2010. Growth in commercial loans of $1.4 billion during the quarter was offset by declines in commercial real estate loans of $.8 billion and residential mortgage loans of $.7 billion. Loans and commitments originated and renewed totaled approximately $27 billion in the first quarter, including $.9 billion of small business loans.

•

Total deposits were $182 billion at March 31, 2011 and $183 billion at December 31, 2010. Transaction deposits of $135 billion were essentially stable compared with December 31, 2010. Higher cost retail certificates of deposit continued to decline with a reduction of $1.5 billion, or 4%, in the first quarter.

•	PNC’s high quality balance sheet was core funded with a loan to deposit ratio of 82% at March 31, 2011 and a strong bank liquidity position to support growth.
•	PNC’s strong capital levels were reflected in its Tier 1 common capital ratio which increased to 10.3% at March 31, 2011 from 9.8% at December 31, 2010.
•

PNC reached a definitive agreement in January 2011 to acquire 19 branches and approximately $390 million of deposits from BankAtlantic Bancorp, Inc. located in the Tampa, Florida area. The transaction has received regulatory approval and is expected to close in June 2011, subject to customary closing conditions.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the first three months of 2011 and 2010.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions, divestitures and consolidations of variable interest entities.

The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at March 31, 2011 compared with December 31, 2010.

Total average assets were $262.6 billion for the first three months of 2011 compared with $267.1 billion for the first three months of 2010. Average interest-earning assets were $224.1 billion for the first three months of 2011, compared with $227.0 billion in the first three months of 2010. In both comparisons, the declines were primarily driven by an $8.6 billion decrease in average total loans partially offset by a $5.5 billion increase in average total investment securities. The overall decline in average loans reflected soft customer loan demand, loan repayments, dispositions and net charge-offs. The increase in total investment securities reflected net investments of excess liquidity in short duration, high quality securities, primarily residential mortgage-backed securities.

The decrease in average total loans primarily reflected declines in commercial real estate of $4.9 billion and residential real estate of $3.9 billion, partially offset by a $.8 billion increase in commercial loans. Commercial real estate loans declined due to loan sales, paydowns, and charge-offs. The decrease in residential real estate was impacted by portfolio management activities, paydowns and net charge-offs. Commercial loans increased due to a combination of new volume, improved utilization and new Market Street commitments. Loans represented 67% of average interest-earning assets for the first three months of 2011 and 70% of average interest-earning assets for the first three months of 2010.

Average securities available for sale increased $4.8 billion, to $55.4 billion, in the first quarter of 2011 compared with the first quarter of 2010. Average residential mortgage-backed agency securities increased $7.2 billion and other debt securities increased $2.1 billion in the comparison while residential mortgage-backed non-agency securities declined $2.2 billion and commercial mortgage-backed securities decreased $2.1 billion. The impact of purchases of high quality agency residential mortgage-backed securities and diversifiable other debt was partially offset by the natural run-off from paydowns of other security types.

Average securities held to maturity increased $.8 billion, to $6.7 billion, in the first three months of 2011 compared with the first three months of 2010. An increase of $2.1 billion in commercial mortgage-backed securities more than offset a $1.2 billion decrease in asset-backed securities in the comparison. Purchases of commercial mortgage-backed securities during the first quarter of 2011 outpaced the effect of paydowns of other security types.

Total investment securities comprised 28% of average interest-earning assets for the first three months of 2011 and 25% for the first three months of 2010.

Average noninterest-earning assets totaled $38.5 billion in the first three months of 2011 compared with $40.2 billion in the first three months of 2010. The decline reflected a decrease in average goodwill and other intangible assets.

Average total deposits were $180.8 billion for the first quarter of 2011 compared with $183.1 billion for the first quarter of 2010. Average deposits declined from the prior year period primarily as a result of decreases in retail certificates of deposit and other time deposits, which were partially offset by increases in money market balances, demand and other noninterest-bearing deposits. Growing core checking deposits as a lower-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Furthermore, core checking accounts are critical to our strategy of expanding our payment business. Total deposits at March 31, 2011 were $182.0 billion compared with $183.4 billion at December 31, 2010 and are further discussed within the Consolidated Balance Sheet Review section of this Report.

Average total deposits represented 69% of average total assets for both the first three months of 2011 and 2010.

Average transaction deposits were $132.6 billion for the first three months of 2011 compared with $125.2 billion for the first three months of 2010. The ongoing planned reduction of high-cost and primarily nonrelationship certificates of deposit is part of our overall deposit strategy that is focused on growing demand and other transaction deposits as the cornerstone product of customer relationships and a lower-cost, stable funding source.

Average borrowed funds were $38.4 billion for the first quarter of 2011 compared with $42.3 billion for the first quarter of 2010. Maturities of Federal Home Loan Bank (FHLB) borrowings drove the decline compared with the first quarter of 2010. Total borrowed funds at March 31, 2011 were $35.0 billion compared with $39.5 billion at December 31, 2010 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. In addition, the Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $639 million for the first three months of 2011 and $659 million for the first three months of 2010. Highlights of results for the first three months of 2011 and 2010 are included below. The Business Segments Review section of this Financial Review includes a Results of Business-Summary table and further analysis of our business segment results over these periods including presentation differences from Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

We provide a reconciliation of total business segment earnings to PNC consolidated income from continuing operations before noncontrolling interests as reported on a GAAP basis in Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report

Retail Banking

Retail Banking incurred a loss of $18 million for the quarter compared with earnings of $24 million for the year ago quarter. Earnings declined from the prior year quarter as lower revenues resulting from the impact of Regulation E rules related to overdraft fees and a low interest rate environment were partially offset by a lower provision for credit losses. Retail Banking continued to maintain its focus on growing customers and deposits, improving customer and employee satisfaction, investing in the business for future growth, and disciplined expense management during this period of market and economic uncertainty.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $432 million in the first quarter of 2011 compared with $368 million in the first quarter of 2010. The increase in earnings was due to a decrease in the provision for credit losses, somewhat offset by declines in net interest income and revenue from commercial mortgage banking activities. We continued to focus on adding new clients and increased our cross selling to serve our clients’ needs, particularly in the western markets, and remained committed to strong expense discipline.

Asset Management Group

Asset Management Group earned $43 million in the first quarter of 2011 compared with $39 million in the first quarter of 2010. Assets under administration were $219 billion as of March 31, 2011. Earnings for the first quarter of 2011 reflected a benefit from the provision for credit losses compared with the provision for the first quarter of 2010. The business maintained its focus on new client acquisition and client asset growth during the quarter.

Residential Mortgage Banking

Residential Mortgage Banking earned $71 million in the first quarter of 2011 compared with $78 million in the first quarter of 2010. Earnings declined from the prior year first quarter primarily as a result of a higher provision for credit losses, lower servicing fees, lower net interest income and higher noninterest expense offset partially by increased loans sales revenue and higher net economic hedging gains on mortgage servicing rights.

BlackRock

Our BlackRock business segment earned $86 million in the first three months of 2011 and $77 million in the first three months of 2010. Higher earnings at BlackRock for the first quarter of 2011 compared to the first quarter of 2010 were due to the effect of growth in base and performance fees as well as BlackRock Solutions ® and advisory fees.

Distressed Assets Portfolio

This business segment consists primarily of assets acquired with acquisitions and had earnings of $25 million for the first three months of 2011 compared with $73 million in the first three months of 2010. The decline was driven by a decrease in net interest income, partially offset by a lower provision for credit losses and an increase in noninterest income.

Other

“Other” reported earnings of $193 million for the three months of 2011 compared with a net loss of $11 million for the first three months of 2010. The increase in earnings over the first quarter of 2010 primarily reflected the impact of integration costs incurred in the 2010 period, the reversal of a portion of an indemnification liability for certain Visa litigation in the first quarter of 2011 and higher net gains on sales of securities net of other-than-temporary impairments (OTTI) in the first quarter of 2011.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first three months of 2011 was $832 million compared with $671 million for the first three months of 2010. Total revenue for the first three months of 2011 was $3.6 billion compared with $3.8 billion for the three months of 2010. The decline in total revenue in the comparison reflected lower net interest income in 2011.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended March 31
Dollars in millions	2011	2010
Net interest income	$2,176	$2,379
Net interest margin	3.94%	4.24%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The decrease in net interest income and net interest margin compared with the first quarter of 2010 was attributable to lower purchase accounting accretion, soft loan demand and the low interest rate environment partially offset by lower funding costs.

The net interest margin was 3.94% for the first three months of 2011 and 4.24% for the first three months of 2010. The following factors impacted the comparison:

•	A 50 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 41 basis points.
•

These factors were partially offset by a 21 basis point decline in the rate accrued on interest-bearing liabilities. The rate accrued on interest-bearing deposits, the largest component, decreased 26 basis points.

We expect that our purchase accounting accretion will decrease by as much as $700 million for full year 2011 compared with 2010. Excluding the impact of this factor, we expect our net interest income to increase for full year 2011 by $100 million or more. Overall, we also expect that our net interest margin will decline for full year 2011 compared with 2010.

NONINTEREST INCOME

Summary

Noninterest income totaled $1.5 billion for the first three months of 2011, compared with $1.4 billion for the first three months of 2010.

Noninterest income in the first quarter of 2011 increased $71 million compared with the first quarter of 2010 due to higher residential mortgage fees, higher net gains on sales of securities net of OTTI and a decrease in repurchase reserves partially offset by lower corporate service fees and a decline in service charges on deposits primarily from the impact of Regulation E rules pertaining to overdraft fees.

Additional Analysis

Asset management revenue increased $4 million to $263 million in the first three months of 2011 compared with the first three months of 2010. The increase in the comparisons was driven by higher equity markets, successful client retention, growth in new clients and strong sales performance. Assets under management at March 31, 2011 totaled $110 billion compared with $105 billion at March 31, 2010. Higher equity earnings from our BlackRock investment also contributed to the improved first quarter results.

For the first quarter of 2011, consumer services fees totaled $311 million compared with $296 million in the first quarter of 2010. The increase in fees reflected higher volume-related transaction fees, such as debit cards and credit cards.

Corporate services revenue totaled $217 million in the first three months of 2011 and $268 million in the first three months of 2010. Commercial mortgage servicing revenue declined due to higher impairment charges and lower ancillary fee income. Corporate services fees include the noninterest component of treasury management fees, which continued to be a strong contributor to revenue.

Residential mortgage revenue totaled $195 million in the first quarter of 2011 and $147 million in the first quarter of 2010. Higher loan sales revenue and net economic hedging gains on mortgage servicing rights drove the increase over the first quarter of 2010.

Service charges on deposits totaled $123 million for the first three months of 2011 and $200 million for the first three months of 2010. The decline resulted primarily from the impact of Regulation E rules pertaining to overdraft fees.

Net gains on sales of securities totaled $37 million for the first quarter of 2011 and $90 million for the first quarter of 2010. The net credit component of OTTI of securities recognized in earnings was a loss of $34 million in the first quarter of 2011, compared with a loss of $116 million in the first quarter of 2010.

Other noninterest income totaled $343 million for the first three months of 2011 compared with $240 million for the first three months of 2010. The increase was driven by several individually insignificant items.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Financial Review, further details regarding equity and alternative investments are included in the Market Risk Management-Equity And Other Investment Risk section and further details regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section.

Looking to full year 2011, we see momentum in our fee-based revenues resulting from client growth and depth in our expanded franchise. At the same time, we will see the continued impact of ongoing regulatory reforms. Excluding the expected incremental negative impact of two aspects of anticipated regulatory changes on fees related to Regulation E and interchange rates of approximately $400 million for full year 2011 as further discussed in the Retail Banking portion of the Business Segments Review section of this Report, we expect noninterest income for full year 2011 to increase in the low-to-mid single digits (in terms of percentages) compared with 2010.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, commercial real estate, and capital markets-related products and services, that are marketed by several businesses primarily to commercial customers.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $301 million for the first three months of 2011 and $296 million for the first three months of 2010.

Revenue from capital markets-related products and services totaled $139 million in the first quarter of 2011 compared with $161 million in the first quarter of 2010. The decrease was due to a number of large underwriting transactions and loan sale activity in the first quarter a year ago which did not recur, which were partially offset by increased derivatives client revenue and reduced impact of credit risk on customer derivative position values

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $41 million in the first three months of 2011 compared with $115 million in the first three months of 2010. This decline was due to a reduction in the value of commercial mortgage servicing rights largely driven by higher loan prepayment rates and lower interest rates, and lower ancillary commercial mortgage servicing fees.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $421 million for the first three months of 2011 compared with $751 million for the first three months of 2010. The significant decline from the first three months of 2010 was driven by overall credit quality improvement and continuation of actions to reduce exposure levels.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

We anticipate an overall improvement in credit migration for full year 2011 and a continued reduction in our nonperforming loans assuming modest GDP growth. As a result, we expect that our full year 2011 provision for credit losses will be at least $800 million less than our full year 2010 provision for credit losses assuming budgeted loan growth projections.

NONINTEREST EXPENSE

Noninterest expense was $2.1 billion for the first three months of both 2011 and 2010. Integration costs included in noninterest expense totaled $102 million in the first quarter of 2010.

Apart from the possible impact of the legal and regulatory contingencies disclosed in our 2010 Form 10-K and this Report, we expect that total noninterest expense for full year 2011 will be less than total noninterest expense for full year 2010. The magnitude of the decline will be dependent upon the pace of our investment in business growth opportunities.

EFFECTIVE TAX RATE

The effective tax rate was 27.0% in the first quarter of 2011 compared with 27.9% in the first quarter of 2010. We anticipate that the effective tax rate will remain approximately the same for the remainder of 2011.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	Mar. 31 2011	Dec. 31 2010
Assets
Loans	$149,387	$150,595
Investment securities	60,992	64,262
Cash and short-term investments	9,242	10,437
Loans held for sale	2,980	3,492
Goodwill and other intangible assets	10,764	10,753
Equity investments	9,595	9,220
Other, net	16,418	15,525
Total assets	$259,378	$264,284
Liabilities
Deposits	$181,990	$183,390
Borrowed funds	34,996	39,488
Other	8,675	8,568
Total liabilities	225,661	231,446
Total shareholders’ equity	31,132	30,242
Noncontrolling interests	2,585	2,596
Total equity	33,717	32,838
Total liabilities and equity	$259,378	$264,284

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in this Report.

The decline in total assets at March 31, 2011 compared with December 31, 2010 was primarily due to lower investment securities.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $2.6 billion at March 31, 2011 and $2.7 billion at December 31, 2010. The balances do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the purchased impaired loans.

Loans decreased $1.2 billion, or 1%, as of March 31, 2011 compared with December 31, 2010. Growth in commercial loans of $1.4 billion was offset by declines of $.8 billion in commercial real estate loans, $.7 billion of residential real estate loans and $.6 billion of home equity loans compared with year end. Commercial loans increased due to a combination of new volume, improved utilization and new Market Street commitments. Commercial real estate loans declined due to loan sales, paydowns, and charge-offs. The decrease in residential real estate was impacted by portfolio management activities, paydowns and net charge-offs. Home equity loans declined due to increased paydowns in the first quarter of 2011 as well as lower refinancing activity.

Loans represented 58% of total assets at March 31, 2011 and 57% at December 31, 2010. Commercial lending represented 54% of the loan portfolio at March 31, 2011 and 53% at December 31, 2010. Consumer lending represented 46% at March 31, 2011 and 47% at December 31, 2010.

Commercial real estate loans represented 7% of total assets at both March 31, 2011 and December 31, 2010.

Details Of Loans

In millions	Mar. 31 2011	Dec. 31 2010
Commercial
Retail/wholesale	$10,665	$9,901
Manufacturing	9,805	9,334
Service providers	8,690	8,866
Real estate related (a)	8,040	7,500
Financial services	5,034	4,573
Health care	3,839	3,481
Other	10,529	11,522
Total commercial	56,602	55,177
Commercial real estate
Real estate projects	11,581	12,211
Commercial mortgage	5,552	5,723
Total commercial real estate	17,133	17,934
Equipment lease financing	6,215	6,393
TOTAL COMMERCIAL LENDING (b)	79,950	79,504
Consumer
Home equity
Lines of credit	23,001	23,473
Installment	10,655	10,753
Residential real estate
Residential mortgage	14,602	15,292
Residential construction	731	707
Credit card	3,707	3,920
Other consumer
Education	9,041	9,196
Automobile	3,156	2,983
Other	4,544	4,767
TOTAL CONSUMER LENDING	69,437	71,091
Total loans	$149,387	$150,595
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Construction loans with interest reserves, and A Note/B Note restructurings are not significant to PNC.

Total loans above include purchased impaired loans of $7.5 billion, or 5% of total loans, at March 31, 2011, and $7.8 billion, or 5% of total loans, at December 31, 2010.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $27 billion for the first three months of 2011.

Our loan portfolio continued to be diversified among numerous industries and types of businesses. The loans that we hold are also concentrated in, and diversified across, our principal geographic markets.

Commercial lending is the largest category and is the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses (ALLL). This estimate also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry conditions,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Higher Risk Loans

Our loan portfolio includes certain loans deemed to be higher risk and therefore more likely to result in credit losses. We established specific and pooled reserves on the total commercial lending category of $2.5 billion at March 31, 2011. This commercial lending reserve included what we believe to be adequate and appropriate loss coverage on the higher risk commercial loans in the total commercial portfolio. The commercial lending reserve represented 52% of the total ALLL of $4.8 billion at that date. The remaining 48% of ALLL pertained to the total consumer lending category. This category of loans is more homogenous in nature and has certain characteristics that can be assessed at a total portfolio level in terms of loans representing higher risk. We do not consider government insured/government guaranteed loans to be higher risk as we do not believe these loans will result in a significant loss because of their structure. Additional information regarding our higher risk loans is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in this Report.

Information related to purchased impaired loans, purchase accounting accretion and accretable net interest recognized during the first three months of 2011 and 2010 follows.

Valuation of Purchased Impaired Loans

	March 31, 2011			December 31, 2010
Dollars in billions	Balance		Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$1.6			$1.8
Purchased impaired mark	(.3)			(.4)
Recorded investment	1.3			1.4
Allowance for loan losses	(.3)			(.3)
Net investment	1.0		63%	1.1	61%
Consumer and residential mortgage loans:
Unpaid principal balance	7.6			7.9
Purchased impaired mark	(1.4)			(1.5)
Recorded investment	6.2			6.4
Allowance for loan losses	(.6)			(.6)
Net investment	5.6		74%	5.8	73%
Total purchased impaired loans:
Unpaid principal balance	9.2			9.7
Purchased impaired mark	(1.7)			(1.9)
Recorded investment	7.5			7.8
Allowance for loan losses	(.9	)(a)		(.9)
Net investment	$6.6		72%	$6.9	71%
(a)	Impairment reserves of $.9 billion at March 31, 2011 reflect impaired loans with further credit quality deterioration since acquisition. This deterioration was more than offset by the cash received to date in excess of recorded investment of $.8 billion and the net reclassification to accretable net interest, to be recognized over time, of $1.3 billion.

The unpaid principal balance of purchased impaired loans declined from $9.7 billion at December 31, 2010 to $9.2 billion at March 31, 2011 due to amounts determined to be uncollectible, payoffs and disposals. The remaining purchased impaired mark at March 31, 2011 was $1.7 billion which was a decline from $1.9 billion at December 31, 2010. The net investment of $6.9 billion at December 31, 2010 declined 4% to $6.6 billion at March 31, 2011 primarily due to payoffs, disposals and further impairment partially offset by accretion during 2011. At March 31, 2011, our largest individual purchased impaired loan had a recorded investment of $22 million.

We currently expect to collect total cash flows of $8.8 billion on purchased impaired loans, representing the $6.6 billion net investment at March 31, 2011 and the accretable net interest of $2.2 billion shown in the Accretable Net Interest-Purchased Impaired Loans table that follows. These represent the net future cash flows on purchased impaired loans, as contractual interest will be reversed.

Purchase Accounting Accretion

	Three months ended March 31,
In millions	2011	2010
Non-impaired loans	$68	$112
Impaired loans	160	265
Reversal of contractual interest on impaired loans	(106)	(134)
Net impaired loans	54	131
Securities	9	11
Deposits	100	167
Borrowings	(31)	(56)
Total	$200	$365

In addition to the amounts in the table above, cash received in excess of recorded investment from sales or payoffs of impaired commercial loans (cash recoveries) totaled $81 million for the first quarter of 2011 and $75 million for the first quarter of 2010. We do not expect this level of cash recoveries to be sustainable.

Remaining Purchase Accounting Accretion

In billions	Mar. 31 2011	Dec. 31 2010
Non-impaired loans	$1.1	$1.2
Impaired loans	2.2	2.2
Total loans (gross)	3.3	3.4
Securities	.2	.1
Deposits	.4	.5
Borrowings	(1.0)	(1.1)
Total	$2.9	$2.9

Accretable Net Interest – Purchased Impaired Loans

In billions	2011	2010
January 1	$2.2	$3.5
Accretion (including cash recoveries)	(.3)	(.3)
Net reclassifications to accretable from non-accretable	.3	.5
Disposals		(.1)
March 31	$2.2	$3.6

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

In millions	March 31, 2011	December 31, 2010
Commercial / commercial real estate (a)	$60,150	$59,256
Home equity lines of credit	19,161	19,172
Consumer credit card and other unsecured lines	14,832	14,725
Other	2,638	2,652
Total	$96,781	$95,805
(a)	Less than 3% of these amounts at each date relate to commercial real estate.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $16.3 billion at March 31, 2011 and $16.7 billion at December 31, 2010.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $229 million at March 31, 2011 and $458 million at December 31, 2010 and are included in the preceding table primarily within the “Commercial / commercial real estate” category.

In addition to credit commitments, our net outstanding standby letters of credit totaled $10.2 billion at March 31, 2011 and $10.1 billion at December 31, 2010. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

INVESTMENT SECURITIES

Details of Investment Securities

In millions	Amortized Cost	Fair Value
March 31, 2011
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$5,119	$5,229
Residential mortgage-backed
Agency	29,519	29,469
Non-agency	7,876	7,171
Commercial mortgage-backed
Agency	1,305	1,325
Non-agency	1,998	2,079
Asset-backed	3,005	2,864
State and municipal	2,254	2,234
Other debt	3,748	3,816
Corporate stocks and other	340	340
Total securities available for sale	$55,164	$54,527
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,169	$4,310
Asset-backed	2,287	2,320
Other debt	9	10
Total securities held to maturity	$6,465	$6,640
December 31, 2010
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$5,575	$5,710
Residential mortgage-backed
Agency	31,697	31,720
Non-agency	8,193	7,233
Commercial mortgage-backed
Agency	1,763	1,797
Non-agency	1,794	1,856
Asset-backed	2,780	2,582
State and municipal	1,999	1,957
Other debt	3,992	4,077
Corporate stocks and other	378	378
Total securities available for sale	$58,171	$57,310
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$4,490
Asset-backed	2,626	2,676
Other debt	10	11
Total securities held to maturity	$6,952	$7,177

The carrying amount of investment securities totaled $61.0 billion at March 31, 2011, a decrease of $3.3 billion, or 5%, from $64.3 billion at December 31, 2010. The decline resulted from principal payments and net sales of primarily agency mortgage-backed securities and government agency securities. Investment securities represented 24% of total assets at both March 31, 2011 and December 31, 2010.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 59% of the investment securities portfolio at March 31, 2011.

At March 31, 2011, the securities available for sale portfolio included a net unrealized loss of $637 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2010 was a net unrealized loss of $861 million. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The improvement in the net unrealized pretax loss compared with December 31, 2010 was primarily due to improved liquidity in non-agency residential mortgage-backed securities markets. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss from continuing operations, net of tax.

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

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 4.8 years at March 31, 2011 and 4.7 years at December 31, 2010.

We estimate that, at March 31, 2011, the effective duration of investment securities was 3.4 years for an immediate 50 basis points parallel increase in interest rates and 3.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2010 were 3.1 years and 2.9 years, respectively.

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

	March 31, 2011
	Agency		Non-agency
Dollars in millions	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Asset-Backed Securities
Fair Value – Available for Sale	$29,469	$1,325	$7,171	$2,079	$2,864
Fair Value – Held to Maturity				4,310	2,320
Total Fair Value	$29,469	$1,325	$7,171	$6,389	$5,184
% of Fair Value:
By Vintage
2011	11%	7%		1%
2010	38%	25%		2%	7%
2009	17%	33%		3%	14%
2008	5%	4%			13%
2007	8%	4%	18%	9%	10%
2006	5%	7%	24%	30%	12%
2005 and earlier	16%	20%	58%	55%	14%
Not Available					30%
Total	100%	100%	100%	100%	100%
By Credit Rating
Agency	100%	100%
AAA			5%	81%	80%
AA			3%	6%	1%
A			3%	7%
BBB			5%	4%	1%
BB			9%	1%
B			14%		4%
Lower than B			60%		12%
No rating			1%	1%	2%
Total	100%	100%	100%	100%	100%
By FICO Score
>720			56%		3%
<720 and >660			35%		9%
<660					3%
No FICO score			9%		85%
Total			100%		100%

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

We recognize the credit portion of OTTI charges in current earnings for those debt securities where we do not intend to sell and believe we will not be required to sell the securities prior to expected recovery. The noncredit portion of OTTI is included in accumulated other comprehensive loss.

We recognized OTTI for the first three months of 2011 and 2010 as follows:

Other-Than-Temporary Impairments

	Three months ended March 31
In millions	2011	2010
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$28	$73
Asset-backed	5	43
Other debt	1
Total credit portion of OTTI losses	34	116
Noncredit portion of OTTI losses (recoveries) (b)	(4)	124
Total OTTI losses	$30	$240
(a)	Reduction of noninterest income in our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive loss, net of tax, on our Consolidated Balance Sheet.

The following table summarizes net unrealized gains and losses (including the credit and noncredit portions of OTTI) recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent our most significant categories of securities not backed by the US government or its agencies. A summary of all OTTI credit losses recognized for the first three months of 2011 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report.

	March 31, 2011
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities
Available for Sale Securities (Non-Agency)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Credit Rating Analysis
AAA	$394	$(12)	$1,042	$37	$1,978	$7
Other Investment Grade (AA, A, BBB)	839	(26)	885	36	42	(5)
Total Investment Grade	1,233	(38)	1,927	73	2,020	2
BB	619	6	70	4
B	980	(102)	7	4	206	(27)
Lower than B	4,297	(571)			606	(100)
Total Sub-Investment Grade	5,896	(667)	77	8	812	(127)
Total No Rating	42		75		28	(16)
Total	$7,171	$(705)	$2,079	$81	$2,860	$(141)
OTTI Analysis
Investment Grade:
OTTI has been recognized	$109	$(12)
No OTTI recognized to date	1,124	(26)	$1,927	$73	$2,020	$2
Total Investment Grade	1,233	(38)	1,927	73	2,020	2
Sub-Investment Grade:
OTTI has been recognized	3,807	(638)			617	(126)
No OTTI recognized to date	2,089	(29)	77	8	195	(1)
Total Sub-Investment Grade	5,896	(667)	77	8	812	(127)
No Rating:
OTTI has been recognized					28	(16)
No OTTI recognized to date	42		75
Total No Rating	42		75		28	(16)
Total	$7,171	$(705)	$2,079	$81	$2,860	$(141)
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA			$4,119	$139	$2,148	$32
Other Investment Grade (AA, A, BBB)			191	2	61	1
Total Investment Grade			4,310	141	2,209	33
BB					6
B					2
Lower than B
Total Sub-Investment Grade					8
Total No Rating					93
Total			$4,310	$141	$2,310	$33

Residential Mortgage-Backed Securities

At March 31, 2011, our residential mortgage-backed securities portfolio was comprised of $29.5 billion fair value of US government agency-backed securities and $7.2 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first quarter of 2011, we recorded OTTI credit losses of $28 million on non-agency residential mortgage-backed securities. As of March 31, 2011, $26 million of the credit losses related to securities rated below investment grade. As of March 31, 2011, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for non-agency residential mortgage-backed securities totaled $650 million and the related securities had a fair value of $4 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of March 31, 2011 totaled $2 billion, with unrealized net losses of $29 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.4 billion at March 31, 2011 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $1.3 billion fair value at March 31, 2011 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage-backed securities during the first quarter of 2011.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $5.2 billion at March 31, 2011 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, automobile loans, and student loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

We recorded OTTI credit losses of $5 million on asset-backed securities during first three months of 2011. All of the securities were collateralized by first and second lien residential mortgage loans and were rated below investment grade. As of March 31, 2011, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for asset-backed securities totaled $142 million and the related securities had a fair value of $645 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through March 31, 2011, the remaining fair value was $203 million, with unrealized net losses of $1 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

If current housing and economic conditions were to worsen, if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

LOANS HELD FOR SALE

In millions	March 31 2011	December 31 2010
Commercial mortgages at fair value	$858	$877
Commercial mortgages at lower of cost or market	189	330
Total commercial mortgages	1,047	1,207
Residential mortgages at fair value	1,826	1,878
Residential mortgages at lower of cost or market	14	12
Total residential mortgages	1,840	1,890
Other	93	395
Total	$2,980	$3,492

We stopped originating certain commercial mortgage loans designated as held for sale in 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. We sold $16 million of commercial mortgage loans held for sale carried at fair value in the first three months of 2011 and sold $24 million in the first three months of 2010.

We recognized net gains of $13 million in the first three months of 2011 on the valuation and sale of commercial mortgage loans held for sale, net of hedges, compared with net gains of $9 million recognized in the first three months of 2010.

Residential mortgage loan origination volume was $3.2 billion in the first three months of 2011. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $3.4 billion of loans and recognized related gains of $84 million during the first three months of 2011. The comparable amounts for the first three months of 2010 were $1.9 billion and $39 million, respectively.

Interest income on loans held for sale was $69 million in the first three months of 2011, and $66 million in the first three months of 2010 and is included in Other interest income on our Consolidated Income Statement.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $10.8 billion at both March 31, 2011 and December 31, 2010. See Note 9 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in this Report.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	March 31 2011	December 31 2010
Deposits
Money market	$86,726	$84,581
Demand	47,786	50,069
Retail certificates of deposit	35,834	37,337
Savings	8,098	7,340
Other time	454	549
Time deposits in foreign offices	3,092	3,514
Total deposits	181,990	183,390
Borrowed funds
Federal funds purchased and repurchase agreements	4,079	4,144
Federal Home Loan Bank borrowings	5,020	6,043
Bank notes and senior debt	11,324	12,904
Subordinated debt	9,310	9,842
Other	5,263	6,555
Total borrowed funds	34,996	39,488
Total	$216,986	$222,878

Total funding sources decreased $5.9 billion at March 31, 2011 compared with December 31, 2010.

Total deposits decreased $1.4 billion, or 1%, at March 31, 2011 compared with December 31, 2010. Interest-bearing deposits represented 73% of total deposits at both March 31, 2011 and December 31, 2010. Total borrowed funds decreased $4.5 billion since December 31, 2010. The decline from December 31, 2010 was primarily due to maturities of bank notes and senior debt, FHLB borrowings and other borrowings.

Capital

See 2011 Capital Actions in the Executive Summary section of this Financial Review for additional information regarding our April 2011 increase to PNC’s quarterly common stock dividend and our plans to purchase shares under PNC’s existing common stock repurchase program (described below) during the remainder of 2011.

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $.9 billion, to $31.1 billion, at March 31, 2011 compared with December 31, 2010 as retained earnings increased $.8 billion. Common shares outstanding were 526 million at both March 31, 2011 and December 31, 2010.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares in the first three months of 2011 under this program.

Risk-Based Capital

Dollars in millions	March 31 2011	December 31 2010
Capital components
Shareholders’ equity
Common	$30,485	$29,596
Preferred	647	646
Trust preferred capital securities	2,908	2,907
Noncontrolling interests	1,348	1,351
Goodwill and other intangible assets	(9,008)	(9,053)
Eligible deferred income taxes on goodwill and other intangible assets	419	461
Pension, other postretirement benefit plan adjustments	371	380
Net unrealized securities losses, after-tax	387	550
Net unrealized losses (gains) on cash flow hedge derivatives, after-tax	(454)	(522)
Other	(224)	(224)
Tier 1 risk-based capital	26,879	26,092
Subordinated debt	4,913	4,899
Eligible allowance for credit losses	2,694	2,733
Total risk-based capital	$34,486	$33,724
Tier 1 common capital
Tier 1 risk-based capital	$26,879	$26,092
Preferred equity	(647)	(646)
Trust preferred capital securities	(2,908)	(2,907)
Noncontrolling interests	(1,348)	(1,351)
Tier 1 common capital	$21,976	$21,188
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$213,281	$216,283
Adjusted average total assets	253,727	254,693
Capital ratios
Tier 1 common	10.3%	9.8%
Tier 1 risk-based	12.6	12.1
Total risk-based	16.2	15.6
Leverage	10.6	10.2

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through the economic downturn. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although this metric is not provided for in the regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2011 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, PNC will evaluate its alternatives, including the potential for early redemption of some or all of its trust preferred securities, based on such considerations it may consider relevant, including dividend rates, the specifics of the future capital requirements, capital market conditions and other factors. PNC is also subject to replacement capital covenants with respect to certain of its trust preferred securities as discussed in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2010 Form 10-K.

Our Tier 1 common capital ratio was 10.3% at March 31, 2011, compared with 9.8% at December 31, 2010. Our Tier 1 risk-based capital ratio increased 50 basis points to 12.6% at March 31, 2011 from 12.1% at December 31, 2010. Increases in both ratios were attributable to retention of earnings and a decline in risk-weighted assets in 2011.

At March 31, 2011, PNC Bank, N.A., our domestic bank subsidiary, was considered “well capitalized” based on US regulatory capital ratio requirements. To qualify as “well-capitalized”, regulators currently require banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage, which are indicated on page 2 of this Report. We believe PNC Bank, N.A. will continue to meet these requirements during the remainder of 2011.

The access to, and cost of, funding for new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in our 2010 Form 10-K and in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review,
•	Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements,
•	Note 10 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements, and
•	Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements.

PNC consolidates variable interest entities (VIEs) when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of March 31, 2011 and December 31, 2010 is included in Note 3 of this Report.

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

In connection with the closing of the Trust E Securities sale, we agreed that, if we have given notice of our election to defer interest payments on the JSNs or a related deferral period is continuing, then PNC would be subject during such period to restrictions on dividends and other provisions protecting the status of the JSN debenture holder similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities (Note 13) in our 2010 Form 10-K. PNC Capital Trusts C and D have similar protective provisions with respect to $500 million in principal amount of junior subordinated debentures. Also, in connection with the closing of the Trust E Securities sale, we entered into a replacement capital covenant, which is described in Note 13 in our 2010 Form 10-K.

Acquired Entity Trust Preferred Securities

As a result of the National City acquisition, we assumed obligations with respect to $2.4 billion in principal amount of junior subordinated debentures issued by the acquired entity. As a result of other prior acquisitions, we assumed obligations with respect to $158 million in principal amount of junior subordinated debentures issued by the acquired entities. As described in Note 13 in our 2010 Form 10-K, during 2010 we redeemed $81 million in principal amount related to the junior subordinated debentures issued by the acquired entities. Under the terms of the outstanding debentures, if there is an event of default under the debentures or PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts or there is a default under PNC’s guarantee of such payment obligations, PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 13 in our 2010 Form 10-K.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements in this Report for further information regarding fair value.

Assets recorded at fair value represented 27% of total assets at both March 31, 2011 and December 31, 2010. Liabilities recorded at fair value represented 2% and 3% of total liabilities at March 31, 2011 and December 31, 2010, respectively.

The following table includes the assets and liabilities measured at fair value and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

	March 31, 2011		December 31, 2010
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Assets
Securities available for sale	$54,527	$8,610	$57,310	$8,583
Financial derivatives	5,076	50	5,757	77
Residential mortgage loans held for sale	1,826		1,878
Trading securities	2,254	60	1,826	69
Residential mortgage servicing rights	1,109	1,109	1,033	1,033
Commercial mortgage loans held for sale	858	858	877	877
Equity investments	1,457	1,457	1,384	1,384
Customer resale agreements	823		866
Loans	229	2	116	2
Other assets	915	455	853	403
Total assets	$69,074	$12,601	$71,900	$12,428
Level 3 assets as a percentage of total assets at fair value		18%		17%
Level 3 assets as a percentage of consolidated assets		5%		5%
Liabilities
Financial derivatives	$4,322	$476	$4,935	$460
Trading securities sold short	1,244		2,530
Other liabilities	3		6
Total liabilities	$5,569	$476	$7,471	$460
Level 3 liabilities as a percentage of total liabilities at fair value		9%		6%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the available for sale securities portfolio for which there was a lack of observable market activity.

During the first three months of 2011, no significant transfers of assets or liabilities between the hierarchy levels occurred.

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Distressed Assets Portfolio

Once we entered into an agreement to sell GIS, it was no longer a reportable business segment. We sold GIS on July 1, 2010.

Business segment results, including inter-segment revenues, and a description of each business are included in Note 18 Segment Reporting included in the Notes To Consolidated Financial Statements of this Report. Certain amounts included in this Financial Review differ from those amounts shown in Note 18 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis.

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

Capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill and other intangible assets at those business segments, as well as the diversification of risk among the business segments. We have revised certain capital allocations among our business segments, including amounts for prior periods. PNC’s total capital did not change as a result of these adjustments for any periods presented.

We have allocated the ALLL and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the business segment loan portfolios. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through March 31, 2010 that is reflected in discontinued operations. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Results Of Businesses – Summary

(Unaudited)

	Income (Loss)		Revenue		Average Assets (a)
Three months ended March 31 - in millions	2011	2010	2011	2010	2011	2010
Retail Banking	$(18)	$24	$1,247	$1,359	$66,669	$68,354
Corporate & Institutional Banking	432	368	1,098	1,261	76,980	79,575
Asset Management Group	43	39	222	227	6,918	7,041
Residential Mortgage Banking	71	78	258	228	11,619	8,855
BlackRock	86	77	108	99	5,530	6,225
Distressed Assets Portfolio	25	73	245	330	14,101	19,507
Total business segments	639	659	3,178	3,504	181,817	189,557
Other (b) (c)	193	(11)	453	259	80,737	77,591
Income from continuing operations before noncontrolling interests (d)	$832	$648	$3,631	$3,763	$262,554	$267,148
(a)	Period-end balances for BlackRock.
(b)	For our segment reporting presentation in this Financial Review, “Other” for the first three months of 2010 included $113 million of pretax integration costs related to acquisitions.
(c)	“Other” average assets include securities available for sale associated with asset and liability management activities.
(d)	Amounts are presented on a continuing operations basis and therefore exclude the earnings, revenue, and assets of GIS for the first three months of 2010.

RETAIL BANKING

(Unaudited)

Three months ended March 31 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$818	$869
Noninterest income
Service charges on deposits	117	195
Brokerage	53	53
Consumer services	228	208
Other	31	34
Total noninterest income	429	490
Total revenue	1,247	1,359
Provision for credit losses	276	339
Noninterest expense	1,001	975
Pretax earnings (loss)	(30)	45
Income taxes (benefit)	(12)	21
Earnings (loss)	$(18)	$24
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$26,064	$26,821
Indirect auto	2,400	1,893
Indirect other	1,612	2,080
Education	9,101	8,060
Credit cards	3,731	4,079
Other	1,823	1,793
Total consumer	44,731	44,726
Commercial and commercial real estate	10,786	11,455
Floor plan	1,572	1,296
Residential mortgage	1,287	1,801
Total loans	58,376	59,278
Goodwill and other intangible assets	5,769	5,934
Other assets	2,524	3,142
Total assets	$66,669	$68,354
Deposits
Noninterest-bearing demand	$18,102	$16,776
Interest-bearing demand	20,920	19,212
Money market	40,382	39,699
Total transaction deposits	79,404	75,687
Savings	7,573	6,552
Certificates of deposit	35,364	45,614
Total deposits	122,341	127,853
Other liabilities	1,147	1,652
Capital	8,048	8,310
Total liabilities and equity	$131,536	$137,815
PERFORMANCE RATIOS
Return on average capital	(1)%	1%
Return on average assets	(.11)	.14
Noninterest income to total revenue	34	36
Efficiency	80	72
OTHER INFORMATION (a)
Credit-related statistics:
Commercial nonperforming assets	$301	$324
Consumer nonperforming assets	409	276
Total nonperforming assets (b)	$710	$600
Impaired loans (c)	$869	$1,013
Commercial lending net charge-offs	$67	$96
Credit card lending net charge-offs	68	96
Consumer lending (excluding credit card) net charge-offs	122	108
Total net charge-offs	$257	$300
Commercial lending annualized net charge-off ratio	2.20%	3.05%
Credit card lending annualized net charge-off ratio	7.39%	9.54%
Consumer lending (excluding credit card) annualized net charge-off ratio	1.17%	1.03%
Total annualized net charge-off ratio	1.79%	2.05%
Other statistics:
ATMs	6,660	6,467
Branches (d)	2,446	2,461

At March 31 Dollars in millions, except as noted	2011	2010
OTHER INFORMATION (CONTINUED) (a)
Home equity portfolio credit statistics:
% of first lien positions (e)	36%	34%
Weighted average loan-to-value ratios (e)	73%	73%
Weighted average FICO scores (f)	731	725
Annualized net charge-off ratio	1.28%	.70%
Loans 30 – 59 days past due	.47%	.44%
Loans 60 – 89 days past due	.31%	.30%
Loans 90 days past due	.99%	.85%
Customer-related statistics:
Retail Banking checking relationships	5,521,000	5,379,000
Retail online banking active customers	3,226,000	2,782,000
Retail online bill payment active customers	1,029,000	826,000
Brokerage statistics:
Financial consultants (g)	700	722
Full service brokerage offices	34	41
Brokerage account assets (billions)	$34	$33
(a)	Presented as of March 31 except for net charge-offs and annualized net charge-off ratios, which are for the three months ended.
(b)	Includes nonperforming loans of $688 million at March 31, 2011 and $579 million at March 31, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes certain satellite branches that provide limited products and/or services.
(e)	Includes loans from acquired portfolios for which lien position and loan-to-value information was limited.
(f)	Represents the most recent FICO scores we have on file.
(g)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

Retail Banking incurred a loss of $18 million for the quarter compared with earnings of $24 million for the year ago quarter. Earnings declined from the prior year quarter as lower revenues resulting from the impact of Regulation E rules related to overdraft fees and a low interest rate environment were partially offset by a lower provision for credit losses. Retail Banking continued to maintain its focus on growing customers and deposits, improving customer and employee satisfaction, investing in the business for future growth, and disciplined expense management during this period of market and economic uncertainty.

Highlights of Retail Banking’s performance for the first quarter of 2011 include the following:

•

In January, PNC reached a definitive agreement to acquire 19 branches and approximately $390 million of deposits from BankAtlantic Bancorp, Inc. All of the branches are located in the Tampa, Florida area. The transaction is expected to close in June 2011, subject to customary closing conditions. The transaction is expected to provide Retail Banking with the opportunity to establish a foothold in the Tampa area and to expand our branch presence in the Florida market.

•	Retail Banking launched a new checking account line-up and a new credit card suite during the first quarter. The new products are designed to provide more choices for customers.
•	Net new checking relationships grew 56,000 in the first quarter and 142,000 over the prior year, strong results reflecting gains in all of our markets. We are seeing strong retention and increasing acquisition in all of our markets.
•	Success in implementing Retail Banking’s deposit strategy resulted in growth in average demand deposits of $3.0 billion, or 8%, over the prior year.
•

Our investment in online banking capabilities continues to pay off. Active online bill payment and active online banking customers grew by 5% and 6%, respectively, during the first quarter of 2011. In a year-over-year comparison, active online bill payment grew 25% and active online banking customers grew 16%.

•

PNC’s branch footprint covers nearly one-third of the US population with a network of 2,446 branches and 6,660 ATM machines at March 31, 2011. We continue to invest in the branch network. In the first quarter of 2011, we opened 6 traditional branches, consolidated 30 branches, and had a net decrease of 13 ATMs.

Total revenue for the first quarter of 2011 was $1.2 billion compared with $1.4 billion for the first quarter of 2010. Net interest income of $818 million declined $51 million compared with the first quarter of 2010. Net interest income was negatively impacted by lower interest credits assigned to deposits, reflective of the rate environment, and benefited from higher demand deposits and increased education loans.

Noninterest income declined $61 million when compared with the first quarter of 2010. The decline was driven by lower overdraft fees resulting from Regulation E rules.

For 2011, Retail Banking revenue continues to be negatively impacted by the rules set forth in Regulation E related to overdraft fees and is expected to be negatively impacted by the potential limits related to interchange rates on debit card transactions (proposed in Dodd-Frank.) The incremental negative impact of these two aspects of regulatory reform on fees is estimated to be approximately $400 million in 2011 compared with 2010 if limits to interchange rates are implemented consistent with rules currently proposed by the Federal Reserve Board. Changes in the proposed interchange rules could impact this estimate. Further, this estimate does not include any additional impact to revenue of other or additional regulatory requirements. There could be other aspects of regulatory reform that further impact these or other areas of our business as regulatory agencies, including the new CFPB, issue proposed and final regulations pursuant to Dodd-Frank and other legislation. See additional information regarding legislative and regulatory developments in the Executive Summary section of this Financial Review.

The provision for credit losses was $276 million for the first quarter of 2011 compared with $339 million in the first quarter of 2010. Net charge-offs were $257 million for the first quarter of 2011 compared with $300 million in prior year first quarter. Improvements in credit quality are evident in the credit card and small business portfolios. However, the home equity portfolio is challenged by trends reflecting an increase in bankruptcies, continued loan modifications, many of which resulted in troubled debt restructurings, and a longer foreclosure timeline.

Noninterest expense for the first three months of 2011 increased $26 million from the same period last year. The increase was driven by continued investment in the business.

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

In the first quarter of 2011, average total deposits decreased $5.5 billion, or 4%, compared with 2010.

•	Average demand deposits increased $3.0 billion, or 8%, over the same quarter in 2010. The increase was primarily driven by customer growth and customer preferences for liquidity.
•

Average money market deposits increased $683 million, or 2%, from the first three months of 2010. The increase was primarily due to core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•

In the first three months of 2011, average certificates of deposit decreased $10.3 billion from the same period last year. This decline is expected to continue in 2011, although at a slower pace, due to the continued run-off of higher rate certificates of deposits.

Currently, we plan to maintain our focus on a relationship-based lending strategy that targets specific customer sectors (mass consumers, homeowners, students, small businesses and auto dealerships) and our moderate risk lending approach. In the first quarter of 2011, average total loans were $58.4 billion, a decrease of $902 million, or 2%, over the same quarter last year.

•	Average education loans grew $1.0 billion compared with the first three months of 2010, primarily due to portfolio purchases.
•

Average indirect auto loans increased $507 million over the first quarter of 2010. The increase was due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales. The indirect other portfolio is primarily a run-off portfolio comprised of marine, RV, and other indirect loan products.

•	Average floor plan loans grew $276 million compared with the first quarter of 2010, primarily due to higher line utilization as dealers maintained higher inventory levels due to product availability and improved sales prospects.
•

Average credit card balances decreased $348 million over the first quarter of 2010. The decrease was primarily the result of weak consumer demand in response to the economic environment. This resulted in fewer active accounts generating balances coupled with increased paydowns on existing accounts.

•	Average home equity loans declined $757 million compared with the first three months of 2010. Consumer loan demand remained soft in the current economic climate. The decline is driven by loan demand being outpaced by paydowns, refinancings, and charge-offs. Retail Banking’s home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average commercial and commercial real estate loans declined $669 million compared with the first quarter of 2010. The decline was primarily due to loan demand being outpaced by refinancings, paydowns, and charge-offs.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Three months ended March 31 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$799	$890
Noninterest income
Corporate service fees	187	242
Other	112	129
Noninterest income	299	371
Total revenue	1,098	1,261
Provision for (recoveries of) credit losses	(30)	236
Noninterest expense	445	446
Pretax earnings	683	579
Income taxes	251	211
Earnings	$432	$368
AVERAGE BALANCE SHEET
Loans
Commercial	$33,194	$34,081
Commercial real estate	14,347	17,961
Commercial – real estate related	3,463	3,128
Asset-based lending	7,370	5,940
Equipment lease financing	5,540	5,320
Total loans	63,914	66,430
Goodwill and other intangible assets	3,484	3,795
Loans held for sale	1,341	1,410
Other assets	8,241	7,940
Total assets	$76,980	$79,575
Deposits
Noninterest-bearing demand	$27,843	$22,271
Money market	12,131	12,253
Other	6,057	7,610
Total deposits	46,031	42,134
Other liabilities	12,205	10,871
Capital	7,858	8,800
Total liabilities and equity	$66,094	$61,805

Three months ended March 31 Dollars in millions, except as noted	2011	2010
PERFORMANCE RATIOS
Return on average capital	22%	17%
Return on average assets	2.28	1.88
Noninterest income to total revenue	27	29
Efficiency	41	35
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$266	$287
Acquisitions/additions	10	8
Repayments/transfers	(10)	(13)
End of period	$266	$282
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management	$301	$296
Capital Markets	$139	$161
Commercial mortgage loans held for sale (b)	$29	$27
Commercial mortgage loan servicing (c)	12	88
Total commercial mortgage banking activities	$41	$115
Total loans (d)	$64,368	$65,137
Credit-related statistics:
Nonperforming assets (d) (e)	$2,574	$3,343
Impaired loans (d) (f)	$659	$1,033
Net charge-offs	$153	$271
Net carrying amount of commercial mortgage servicing rights (d)	$645	$921
(a)	Represents consolidated PNC amounts.
(b)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(c)	Includes net interest income and noninterest income from loan servicing and ancillary services.
(d)	At March 31.
(e)	Includes nonperforming loans of $2.4 billion at March 31, 2011 and $3.2 billion at March 31, 2010.
(f)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $432 million in the first quarter of 2011 compared with $368 million in the first quarter of 2010. The increase in earnings was due to a decrease in the provision for credit losses, somewhat offset by declines in net interest income and revenue from commercial mortgage banking activities. We continued to focus on adding new clients and increased our cross selling to serve our clients’ needs, particularly in the western markets, and remained committed to strong expense discipline.

Highlights of Corporate & Institutional Banking performance include:

•	Added new clients at a record pace in 2010 and continued this momentum during the first quarter of 2011.
•	Loan commitments, primarily in our Middle Market and Business Credit segments, grew from the first quarter of 2010. Average loans grew over $1 billion from the fourth quarter of 2010.

•

Cross sales of treasury management and capital markets products to customers in PNC’s western markets continued to be successful following the systems conversions. Sales in the first quarter of 2011 were ahead of target and were up compared with the first quarter last year.

•

Midland Loan Services, one of the leading third-party providers of servicing for the commercial real estate industry, received the highest U.S. servicer and special servicer ratings from Fitch Ratings and Standard & Poor’s and is in its 11th consecutive year of achieving these ratings.

•

Midland was the number one servicer of FNMA and FHLMC loans and was the second leading servicer of commercial and multifamily loans by volume as of December 31, 2010 according to Mortgage Bankers Association.

•	Mergers and Acquisitions Journal named Harris William & Co. Advisor of the Year in its March 2011 issue.

Net interest income for the first quarter of 2011 was $799 million, a decrease of $91 million from the first quarter of 2010, reflecting lower purchase accounting accretion, lower interest credits assigned to deposits and a decrease in average loans, partially offset by improved loan spreads and an increase in average deposits.

Corporate service fees were $187 million for the first three months of 2011, a decrease of $55 million from the first three months of 2010, primarily due to a reduction in the value of commercial mortgage servicing rights largely driven by higher loan prepayment rates and lower interest rates, and lower ancillary commercial mortgage servicing fees. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

•

Our Treasury Management business, which is one of the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare. The healthcare initiative is designed to help provide our customers opportunities to reduce operating costs.

Other noninterest income was $112 million for the first three months of 2011 compared with $129 million in the first quarter of 2010 primarily due to a decline in underwriting revenues.

The provision for credit losses was a recovery of $30 million in the first quarter 2011 compared with a provision of $236 million in the first three months of 2010. The improvement reflected continued positive migration in portfolio credit quality along with lower loan levels. Net charge-offs for the first three months of 2011 of $153 million decreased $118 million or 44% compared with the 2010 period. The decline was attributable primarily to the commercial real estate and equipment finance portfolios. Nonperforming assets declined across all portfolios for the fourth consecutive quarter.

Noninterest expense was $445 million in the first three months of 2011 and was flat compared to the same period a year ago. Lower compensation costs due to the sale of a duplicative agency servicing operation were offset by higher credit-related costs.

Average loans were $63.9 billion for the first quarter of 2011 compared with $66.4 billion in the first quarter of 2010. The decrease in average loans of $2.5 billion or 4% compared with 2010 was driven by exits of certain client relationships combined with lower utilization rates.

•

PNC Real Estate provides commercial real estate and real-estate related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Commercial real estate loans declined in the first three months of 2011 compared with the first three months of 2010 due to loan sales, paydowns and charge-offs.

•

PNC Business Credit is one of the top asset-based lenders in the country. It expanded its operations with the acquisition of an asset-based lending group in the United Kingdom which was completed in November 2010. Total loans acquired were approximately $300 million. Loan commitments and loan utilization rates increased throughout 2010 and into the first quarter of 2011.

•

PNC Equipment Finance is the 6th largest bank-affiliated leasing company with $9 billion in equipment finance assets. Average loans and leases declined slightly in the first quarter 2011 compared with the first quarter of 2010 due to runoff and sales of non-strategic portfolios, which offset portfolio acquisitions and improved origination volumes within our middle market customer base.

Average deposits were $46.0 billion for the first quarter of 2011, an increase of $3.9 billion, or 9%, compared with the first three months of 2010. Our customers have continued to move balances to noninterest-bearing demand deposits to maintain liquidity.

The commercial mortgage servicing portfolio was $266 billion at March 31, 2011 compared with $282 billion at March 31, 2010. The decrease was primarily the result of the sale of a duplicative agency servicing operation, a non-core business, in the second quarter of 2010.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.

ASSET MANAGEMENT GROUP

(Unaudited)

Three months ended March 31 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$60	$63
Noninterest income	162	164
Total revenue	222	227
Provision for (recoveries of) credit losses	(6)	9
Noninterest expense	160	156
Pretax earnings	68	62
Income taxes	25	23
Earnings	$43	$39
AVERAGE BALANCE SHEET
Loans
Consumer	$4,054	$3,993
Commercial and commercial real estate	1,503	1,442
Residential mortgage	715	963
Total loans	6,272	6,398
Goodwill and other intangible assets	374	415
Other assets	272	228
Total assets	$6,918	$7,041
Deposits
Noninterest-bearing demand	$1,162	$1,228
Interest-bearing demand	2,291	1,699
Money market	3,597	3,217
Total transaction deposits	7,050	6,144
Certificates of deposit and other	677	818
Total deposits	7,727	6,962
Other liabilities	70	112
Capital	344	418
Total liabilities and equity	$8,141	$7,492
PERFORMANCE RATIOS
Return on average capital	51%	38%
Return on average assets	2.52	2.25
Noninterest income to total revenue	73	72
Efficiency	72	69
OTHER INFORMATION
Total nonperforming assets (a) (b)	$74	$139
Impaired loans (a) (c)	$143	$191
Total net charge-offs (recoveries)	$(11)	$4
Assets Under Administration (in billions) (a) (d)
Personal	$102	$96
Institutional	117	113
Total	$219	$209
Asset Type
Equity	$120	$104
Fixed Income	64	59
Liquidity/Other	35	46
Total	$219	$209
Discretionary assets under management
Personal	$71	$69
Institutional	39	36
Total	$110	$105
Asset Type
Equity	$57	$51
Fixed Income	36	35
Liquidity/Other	17	19
Total	$110	$105
Nondiscretionary assets under administration
Personal	$31	$27
Institutional	78	77
Total	$109	$104
Asset Type
Equity	$63	$53
Fixed Income	28	24
Liquidity/Other	18	27
Total	$109	$104
(a)	As of March 31.
(b)	Includes nonperforming loans of $69 million at March 31, 2011 and $132 million at March 31, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

Asset Management Group earned $43 million in the first quarter of 2011 compared with $39 million in the first quarter of 2010. Assets under administration were $219 billion as of March 31, 2011. Earnings for the first quarter of 2011 reflected a benefit from the provision for credit losses compared with the provision for the first quarter of 2010. The business maintained its focus on new client acquisition and client asset growth during the quarter.

Highlights of Asset Management Group’s performance during the first three months of 2011 include the following:

•	Substantially increased new client acquisition and year-over-year sales and also outperformed first quarter goals;
•	Focused hiring to drive growth across the footprint;
•	Piloted new financial reporting technology to clients in several markets, and
•	Continued signs of improvement in credit performance.

Assets under administration were $219 billion at March 31, 2011 compared with $209 billion at March 31, 2010. Discretionary assets under management were $110 billion at March 31, 2011 compared with $105 billion at March 31, 2010. The increase in the comparisons was driven by higher equity markets, successful client retention, growth in new clients and strong sales performance.

Total revenue for the first quarter of 2011 was $222 million compared with $227 million for the same period in 2010. Net interest income was $60 million for the first quarter of 2011 compared with $63 million in the first quarter of 2010. The decrease was attributable to lower loan yields and lower interest credits assigned to deposits reflective of the current low rate environment. Noninterest income of $162 million for the first three months of 2011 declined slightly from the prior year first quarter as the exit of acquisition-related noncore products mitigated solid growth in asset management fees from improved equity markets and strong sales performance.

Provision for credit losses was a benefit of $6 million in the first quarter of 2011 reflecting improved credit quality compared with provision of $9 million for the first quarter of 2010. A net recovery of $11 million was recognized for the first quarter compared with net charge-offs of $4 million in the first quarter of 2010.

Noninterest expense of $160 million in the first quarter of 2011 increased $4 million, or 3%, from the year ago first quarter. The increase was attributable to investments in the business to drive growth.

Average deposits for the quarter increased $765 million, or 11%, over the prior year first quarter. Average transaction deposits grew 15% compared with first quarter 2010 and were substantially offset by the strategic run off of higher rate certificates of deposit in the comparison. Average loan balances decreased $126 million, or 2%, from the prior year first quarter primarily due to the current economy.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Three months ended March 31 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$56	$74
Noninterest income
Loan servicing revenue
Servicing fees	50	69
Net MSR hedging gains	64	46
Loan sales revenue	84	39
Other	4
Total noninterest income	202	154
Total revenue	258	228
Provision for (recoveries of) credit losses	8	(16)
Noninterest expense	137	120
Pretax earnings	113	124
Income taxes	42	46
Earnings	$71	$78
AVERAGE BALANCE SHEET
Portfolio loans	$2,734	$2,820
Loans held for sale	1,802	974
Mortgage servicing rights (MSR)	1,048	1,264
Other assets	6,035	3,797
Total assets	$11,619	$8,855
Deposits	$1,587	$3,602
Borrowings and other liabilities	4,144	2,279
Capital	729	1,195
Total liabilities and equity	$6,460	$7,076
PERFORMANCE RATIOS
Return on average capital	39%	26%
Return on average assets	2.48%	3.57%
Noninterest income to total revenue	78%	68%
Efficiency	53%	53%
RESIDENTIAL MORTGAGE SERVICING PORTFOLIO
(in billions)
Beginning of period	$125	$145
Acquisitions	5
Additions	3	2
Repayments/transfers	(6)	(6)
End of period	$127	$141
Servicing portfolio statistics: (a)
Fixed rate	90%	89%
Adjustable rate/balloon	10%	11%
Weighted average interest rate	5.53%	5.79%
MSR capitalized value (in billions)	$1.1	$1.3
MSR capitalization value (in basis points)	88	90
Weighted average servicing fee (in basis points)	30	30
OTHER INFORMATION
Loan origination volume (in billions)	$3.2	$2.0
Percentage of originations represented by:
Agency and government programs	100%	98%
Refinance volume	85%	73%
Total nonperforming assets (a) (b)	$395	$418
Impaired loans (a) (c)	$158	$298
(a)	As of March 31
(b)	Includes nonperforming loans of $101 million at March 31, 2011 and $239 million at March 31, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
Residential Mortgage Banking earned $71 million in the first quarter of 2011 compared with $78 million in the first quarter of 2010. Earnings declined from the prior year first quarter primarily as a result of a higher provision for credit losses, lower servicing fees, lower net interest income and higher noninterest expense offset partially by increased loans sales revenue and higher net economic hedging gains on mortgage servicing rights.

Residential Mortgage Banking overview:

•

Total loan originations were $3.2 billion for the first quarter of 2011 compared with $2.0 billion in the first quarter of 2010. Refinance application volume was up compared to first quarter 2010. Loans continue to be originated primarily through direct channels under FNMA, FHLMC and FHA/VA agency guidelines.

•

Investors may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At March 31, 2011, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $124 million compared with $188 million at March 31, 2010. See Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

•	Residential mortgage loans serviced for others totaled $127 billion at March 31, 2011 compared with $141 billion at March 31, 2010 as payoffs continued to outpace new direct loan origination volume.
•

Noninterest income was $202 million in the first quarter of 2011 compared with $154 million in the first quarter of 2010. The increase resulted from higher loan sales revenue driven by higher loan origination volume and higher net economic hedging gains on mortgage servicing rights.

•

Net interest income was $56 million in the first quarter of 2011 compared with $74 million in the first quarter of 2010. The decrease in the comparisons was primarily due to lower interest earned on escrow deposits.

•

Noninterest expense was $137 million in the first quarter of 2011 compared with $120 million in the first quarter of 2010. The increase from the prior year first quarter was driven by higher loan origination volume and higher foreclosure-related expenses.

•

The fair value of mortgage servicing rights was $1.1 billion at March 31, 2011 compared with $1.3 billion at March 31, 2010. The decline was due to lower mortgage rates at March 31, 2011 and a smaller mortgage servicing portfolio.

BLACKROCK

(Unaudited)

Information related to our equity investment in BlackRock follows:

Three months ended March 31 Dollars in millions	2011	2010
Business segment earnings (a)	$86	$77
PNC’s economic interest in BlackRock (b)	20%	24%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At March 31.

In billions	Mar. 31 2011	Dec. 31 2010
Carrying value of PNC’s investment in BlackRock (c)	$5.1	$5.1
Market value of PNC’s investment in BlackRock (d)	7.2	6.9
(c)	The March 31, 2011 amount is comprised of our equity investment of $5,068 million and $22 million of goodwill and accumulated other comprehensive income related to our BlackRock investment. The comparable amounts at December 31, 2010 were $5,017 million and $37 million.
PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related $1.8 billion deferred tax liability at both March 31, 2011 and December 31, 2010.
(d)	Does not include liquidity discount.

PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock to help fund BlackRock LTIP programs. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8 Fair Value in the Notes To Consolidated Financial Statements of this Report.

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. Our percentage ownership of BlackRock common stock (approximately 25% at March 31, 2011) is higher than our overall share of BlackRock’s equity and earnings.

Our 2010 Form 10-K includes additional information about our investment in BlackRock, including BlackRock’s November 2010 secondary common stock offering and our sale of a portion of our shares of BlackRock common stock in that offering.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Three months ended March 31 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$236	$342
Noninterest income	9	(12)
Total revenue	245	330
Provision for credit losses	152	165
Noninterest expense	53	48
Pretax earnings	40	117
Income taxes	15	44
Earnings	$25	$73
AVERAGE BALANCE SHEET
Commercial Lending:
Commercial/Commercial real estate	$1,582	$2,599
Lease financing	757	803
Total commercial lending	2,339	3,402
Consumer Lending:
Consumer	5,559	6,573
Residential real estate	6,332	8,190
Total consumer lending	11,891	14,763
Total portfolio loans	14,230	18,165
Other assets	(129)	1,342
Total assets	$14,101	$19,507
Deposits		$85
Other liabilities	$159	55
Capital	1,371	1,734
Total liabilities and equity	$1,530	$1,874
PERFORMANCE RATIOS
Return on average capital	7%	17%
Return on average assets	.72	1.52
OTHER INFORMATION
Nonperforming assets (a) (b)	$1,209	$1,777
Impaired loans (a) (c)	$5,685	$7,124
Net charge-offs (d)	$123	$111
Annualized net charge-off ratio (d)	3.51%	2.48%
LOANS (a)
Commercial Lending
Commercial/Commercial real estate	$1,474	$2,641
Lease financing	695	806
Total commercial lending	2,169	3,447
Consumer Lending
Consumer	5,381	6,511
Residential real estate	6,325	8,105
Total consumer lending	11,706	14,616
Total loans	$13,875	$18,063
(a)	As of March 31.
(b)	Includes nonperforming loans of $.9 billion at March 31, 2011 and $1.4 billion at March 31, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions. At March 31, 2011, this segment contained 76% of PNC’s purchased impaired loans.
(d)	For the three months ended March 31.

This business segment consists primarily of assets acquired with acquisitions and had earnings of $25 million for the first three months of 2011 compared with $73 million in the first three months of 2010. The decline was driven by a decrease in net interest income, partially offset by a lower provision for credit losses and an increase in noninterest income.

Distressed Assets Portfolio overview:

•

Average loans declined to $14.2 billion in the first quarter of 2011 compared with $18.2 billion in the first quarter of 2010. The decline was impacted by portfolio management activities including loan sales, paydowns and net charge-offs.

•

Net interest income was $236 million in the first three months of 2011 compared with $342 million for the first three months of 2010. The decline was driven by lower purchase accounting accretion on impaired loans and a decline in average loan balances.

•

Noninterest income was $9 million for the first quarter of 2011 compared with a loss of $12 million for the first quarter of 2010. An increase in reserves for brokered home equity loan indemnification and repurchase obligations was recorded in the first quarter a year ago.

•

The provision for credit losses was $152 million in the first quarter of 2011 compared with $165 million in the first quarter of 2010. The decline was driven by improved credit performance within the mortgage and construction loan portfolios.

•

Noninterest expense for the first three months of 2011 was $53 million compared with $48 million in the first three months of 2010. The increase was driven by other real estate owned-related losses and expenses.

•

Nonperforming loans decreased $.5 billion, to $.9 billion, at March 31, 2011 compared with March 31, 2010. The consumer lending portfolio comprised 53% of the nonperforming loans at March 31, 2011. Nonperforming consumer loans decreased $.3 billion.

•	Net charge-offs were $123 million for the first quarter of 2011 and $111 million for the first quarter of 2010. The increase was driven by increased net charge-offs in the consumer lending portfolio.

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

•

The $13.9 billion of loans held in this portfolio at March 31, 2011 are stated inclusive of a fair value adjustment on purchased impaired loans at acquisition. Taking the adjustment and the ALLL into account, the net carrying basis of this loan portfolio is 77% of customer outstandings.

•	Commercial Lending within the Distressed Assets Portfolio business segment is comprised of $1.5 billion in residential development assets (i.e. condominiums, townhomes, developed and undeveloped land) primarily acquired from National City and $.7 billion of performing cross-border leases. This commercial lending portfolio has declined 37% since March 31, 2010. For the residential development portfolio, a team of asset managers actively deploy workout strategies on this portfolio through reducing unfunded loan exposure, refinancing, customer payoffs, foreclosures and loan sales. The overall credit quality of this portfolio is considered to be moderately better at March 31, 2011 compared with the beginning of 2010 based upon continuing dispositions of credits, improved economic conditions and increased activity in several markets. The cross-border lease portfolio continues to demonstrate good credit quality.

•

The performance of the Consumer Lending portfolio is dependent upon economic growth, unemployment rates, the housing market recovery and the interest rate environment. The portfolio’s credit quality performance has stabilized through actions taken by management over the last two years. Approximately 76% of customers have been current with principal and interest payments for the past 12 months. Currently, the portfolio yields over 7%. Consumer Lending consists of residential real estate mortgages and consumer or brokered home equity loans.

•

Residential real estate mortgages are primarily legacy National City, originate for sale programs (now discontinued) and acquired portfolios. The residential real estate mortgage portfolio is composed of jumbo and ALT-A first lien mortgages, non-prime first and second lien mortgages and to a lesser extent, residential construction loans. We have implemented internal and external programs to proactively explore refinancing opportunities that would allow the borrower to qualify for a conforming mortgage loan which would be originated and sold by PNC or originated by a third-party originator. Also, loss mitigation programs have been developed to help manage risk and assist borrowers to maintain homeownership, when possible.

•

Home equity loans include second liens and brokered home equity lines of credit. We have implemented several modification programs to assist the loss mitigation teams that manage this risk. Additionally, we have initiated several voluntary and involuntary programs to reduce and/or block line availability on home equity lines of credit.

•

When loans are sold, investors may request PNC to indemnify them against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At March 31, 2011, the liability for estimated losses on repurchase and indemnification claims for the Distressed Assets Portfolio business segment was $128 million. No additional reserves were recorded in the first quarter of 2011. See the Recourse and Repurchase Obligations section of this Financial Review and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in this Report for additional information.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in Part II, Item 8 of our 2010 Form 10-K and in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report describe the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by independent third-party sources, including appraisers and valuation specialists, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates could materially impact our future financial condition and results of operations.

We discuss the following critical accounting policies and judgments under this same heading in Part II, Item 7 of our 2010 Form 10-K:

•	Fair Value Measurements
•	Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters of Credit
•	Estimated Cash Flows on Purchased Impaired Loans
•	Goodwill
•	Lease Residuals
•	Revenue Recognition
•	Residential Mortgage Servicing Rights
•	Income Taxes

Residential Mortgage Servicing Rights

In conjunction with the acquisition of National City, PNC acquired servicing rights for residential real estate loans. We have elected to measure these mortgage servicing rights (MSRs) at fair value. MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other factors.

PNC employs a risk management strategy designed to protect the value of MSRs from changes in interest rates and related market factors. MSR values are economically hedged with securities and derivatives, including interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value negatively correlated to the change in fair value of the hedged MSR portfolio. The hedge relationships are actively managed in response to changing market conditions over the life of the MSR assets. Selecting appropriate financial instruments to hedge MSR valuation risk requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be less predictable in the short term, but over longer periods of time are expected to protect the economic value of the MSR portfolio.

The fair value of residential MSRs and significant inputs to the valuation model as of March 31, 2011 are shown in the table below. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the fair value. Management uses a third party model to estimate future loan prepayments. This model has been refined based on historical performance of PNC’s managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

Dollars in millions	March 31, 2011	December 31, 2010
Fair value	$1,109	$1,033
Weighted-average life (in years) (a)	6.2	5.8
Weighted-average constant prepayment rate (a)	11.75%	12.61%
Spread over forward interest rate swap rates	12.11%	12.18%
(a)	Changes in weighted-average life and weighted-average constant prepayment rate reflect the cumulative impact of changes in rates, prepayment expectations and model changes.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs for adverse changes in key assumptions is presented below. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

Dollars in millions	March 31, 2011	December 31, 2010
Prepayment rate:
Decline in fair value from 10% adverse change	$48	$41
Decline in fair value from 20% adverse change	$93	$86
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$47	$43
Decline in fair value from 20% adverse change	$90	$83

Recent Accounting Pronouncements

See Note 1 Accounting Policies in the Notes to the Consolidated Financial Statements of this Report regarding the impact of the adoption of new accounting guidance issued by the Financial Accounting Standards Board.

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are primarily invested in equity investments and fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy, which is described more fully in Note 14 Employee Benefit Plans in our 2010 Form 10-K.

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

As more fully described in our 2010 Form 10-K, the expected long-term return on plan assets for determining net periodic pension cost for 2011 is 7.75%, down from 8.00% in 2010.

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

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in our 2010 Form 10-K, PNC has sold commercial mortgage and residential mortgage loans directly or indirectly in securitizations and whole-loan sale transactions with continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets in these transactions.

COMMERCIAL MORTGAGE RECOURSE OBLIGATIONS

We originate, close, and service certain commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. The unpaid principal balance outstanding of loans sold as a participant in these programs was $13.2 billion at both March 31, 2011 and December 31, 2010, and the potential maximum exposure under the loss share arrangements was $4.0 billion at both March 31, 2011 and December 31, 2010. We maintain a reserve based upon these potential losses. The reserve for losses under these programs totaled $56 million and $54 million as of March 31, 2011 and December 31, 2010, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

RESIDENTIAL MORTGAGE LOAN REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in our 2010 Form 10-K, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and the Government National Mortgage Association (GNMA) program, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our exposure and activity associated with these loan repurchase obligations is reported in the Residential Mortgage Banking segment. In addition, PNC’s residential mortgage loan repurchase obligations include certain brokered home equity loans/lines that were sold to private investors by National City prior to our acquisition. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is reported in the Distressed Assets Portfolio segment.

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

Investor indemnification or repurchase claims are typically settled on an individual loan basis through make-whole payments or loan repurchases; however, on occasion we may negotiate pooled settlements with investors. The following table details the unpaid principal balance of our unresolved indemnification and repurchase claims at March 31, 2011 and December 31, 2010.

Analysis of Unresolved Asserted Indemnification and Repurchase Claims

In millions	Mar. 31, 2011	Dec. 31, 2010
Residential mortgages:
Agency securitizations	$166	$110
Private investors (a)	112	100

Home equity loans/lines:
Private investors (b)	210	299
Total unresolved claims	$488	$509
(a)	Activity relates to loans sold through Non-Agency securitization and whole-loan sale transactions.
(b)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.

To mitigate losses associated with indemnification and repurchase claims, we have established quality assurance programs designed to ensure loans sold meet specific underwriting and origination criteria provided for in the investor sale agreements. In addition, we investigate every investor claim on a loan by loan basis to determine the existence of a legitimate claim, and that all other conditions for indemnification or repurchase have been met prior to the settlement with an investor.

The table below details our indemnification and repurchase claim settlement activity during the first three months of 2011 and 2010. Any repurchased loan is appropriately considered in our nonperforming loan disclosures and statistics.

Analysis of Indemnification and Repurchase Claim Settlement Activity

	2011			2010
Three months ended March 31 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
Agency securitizations	$59	$29	$24	$91	$42	$32
Private investors (e)	21	5	6	44	26	16

Home equity loans/lines:
Private investors - Repurchases (f)	22	22		1	1
Total indemnification and repurchase settlements	$102	$56	$30	$136	$69	$48
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date.
(b)	Represents both i) amounts paid for indemnification payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans, and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and whole-loan sale transactions.
(f)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.

During 2010 and the first three months of 2011, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: 1) misrepresentation of income, assets or employment; 2) property evaluation or status issues (e.g., appraisal, title, etc.); or 3) underwriting guideline violations. During 2010, the frequency and timing of unresolved and settled investor indemnification and repurchase claims increased as a result of higher loan delinquencies which have been impacted by the deterioration in the overall economy and the prolonged weak residential housing sector. The increased volume of claims was also reflective of an industry trend where investors implemented certain strategies to aggressively reduce their exposure to losses on purchased loans. These same factors also contributed to the first quarter 2011 increase in the balance of unresolved indemnification and repurchase claims for residential mortgages. The year-over-year first quarter 2011 decline in indemnification and repurchase settlements for residential mortgages resulted primarily from higher claim rescission rates. Higher claim rescission rates also drove the first quarter 2011 decline in the balance of home equity loans/lines unresolved indemnification and repurchase claims. The year-over-year first quarter increase in home equity indemnification and repurchase settlements was attributed solely to the timing of when repurchases were executed.

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, known and inherent risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At March 31, 2011 and December 31, 2010, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $124 million and $144 million, respectively. The indemnification and repurchase liability for home equity loans/lines was $128 million and $150 million at March 31, 2011 and December 31, 2010, respectively. These liabilities are included in Other liabilities on the Consolidated Balance Sheet.

The residential mortgages indemnification and repurchase liability declined during the first three months of 2011, reflecting lower actual repurchase and indemnification losses primarily driven by higher claim rescission rates. This decrease resulted despite higher levels of investor indemnification and repurchase claim activity as described above. The first quarter 2011 reduction in the home equity loans/lines indemnification and repurchase liability primarily resulted from loan repurchases.

We believe our indemnification and repurchase liabilities adequately reflect the estimated losses on anticipated investor indemnification and repurchase claims at March 31, 2011 and December 31, 2010. However, actual losses could be more or less than our established indemnification and repurchase liability. Factors that could affect our estimate include the timing and frequency of investor claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, the housing markets which drive the estimates made for loan indemnification and repurchase losses, and other economic conditions. Accordingly, if we assumed an adverse change of 10% for the indemnification and repurchase claims, claim rescission rates, and indemnification and repurchase loss assumptions in our indemnification and repurchase liability model, this liability would increase to $296 million at March 31, 2011.

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks.

The Risk Management section included in Part II, Item 7 of our 2010 Form 10-K describes our risk management philosophy, principles, governance and various aspects of our corporate-level risk management program. Additionally, our 2010 Form 10-K provides an analysis of our primary areas of risk: credit, operational, liquidity, and market, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process, and addresses historical performance in appropriate places within the Risk Management section of that report.

The following information updates our 2010 Form 10-K risk management disclosures.

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

ASSET QUALITY OVERVIEW

Asset quality trends for the first quarter of 2011 were mostly positive and included the following:

•

First quarter 2011 net charge-offs declined significantly to $533 million, down 23% from first quarter 2010 net charge-offs of $691 million and 33% from fourth quarter 2010 net charge-offs of $791 million. First quarter 2011 net charge-offs represented the lowest quarterly level of net charge-offs since first quarter 2009.

•	Reflecting ongoing reductions in credit exposure and improvements in asset quality, the provision for credit losses declined for the third consecutive quarter. The ALLL has also been decreasing.
•	Due to the improvement in the economy, nonperforming loans declined $73 million to $4.4 billion as of March 31, 2011.
•

Overall loan delinquency levels have mostly stabilized or improved modestly due to the improving economy, especially in late stage delinquencies with accruing loans 90 days or more past due declining 10% from year-end 2010.

•

Commercial credit quality trends improved noticeably with levels of criticized commercial loan outstandings declining by approximately $1 billion or over 7% to $12.7 billion at March 31, 2011. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

These positive trends were partially offset by the following:

•

Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase total trouble debt restructurings (TDRs). In particular, nonperforming TDRs increased to over 20% of total nonperforming loans. However, as the economy continues to improve, our loan modification efforts have begun to show signs of slowing.

•

Levels of other real estate owned (OREO) and foreclosed assets continued to increase modestly and now represent over 16% of total nonperforming assets. The majority of these assets are comprised of single family residential properties.

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets decreased $43 million from December 31, 2010, to March 31, 2011, remaining stable at approximately $5.3 billion. Nonperforming loans decreased $73 million to $4.4 billion while OREO and foreclosed assets increased $30 million to $865 million. The ratio of nonperforming assets to total loans and OREO and foreclosed assets was 3.50% for both March 31, 2011, and December 31, 2010. The ratio of nonperforming loans to total loans declined slightly, to 2.94%. The modest decrease in nonperforming loans from December 31, 2010, occurred across almost all loan classes, except for an increase in nonperforming commercial real estate loans and a small increase in nonperforming home equity loans. The increase in home equity loans was driven by increased levels of modifications that were determined to be TDRs.

At March 31, 2011, TDRs included in nonperforming loans increased to $882 million or 20% of total nonperforming loans compared to $784 million or 18% of nonperforming loans as of December 31, 2010. Within consumer nonperforming loans, residential real estate TDRs comprise approximately 37% of total residential real estate nonperforming loans at March 31, 2011, up modestly from 30% at December 31, 2010. Similarly, home equity TDRs comprise approximately 77% of home equity nonperforming loans at March 31, 2011, up slightly from 75% at December 31, 2010. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. At March 31, 2011, our largest nonperforming asset was $33 million in the Accommodation and Food Services Industry and our average nonperforming loan associated with commercial lending was approximately $1 million. Our top ten nonperforming assets are all commercial loans and represent approximately 7% and 4% of total commercial nonperforming loans and total nonperforming assets, respectively, as of March 31, 2011.

Nonperforming Assets By Type

In millions	Mar. 31 2011	Dec. 31 2010
Nonperforming loans
Commercial
Retail/wholesale	$180	$197
Manufacturing	213	250
Real estate related (a)	277	263
Financial services	27	16
Health care	46	50
Other industries	460	477
Total commercial	1,203	1,253
Commercial real estate
Real estate projects	1,468	1,422
Commercial mortgage	416	413
Total commercial real estate	1,884	1,835
Equipment lease financing	41	77
TOTAL COMMERCIAL LENDING	3,128	3,165
Consumer (b)
Home equity	464	448
Residential real estate
Residential mortgage	726	764
Residential construction	46	54
Other consumer	29	35
TOTAL CONSUMER LENDING	1,265	1,301
Total nonperforming loans	4,393	4,466
OREO and foreclosed assets
Other real estate owned (OREO)	802	767
Foreclosed and other assets	63	68
OREO and foreclosed assets	865	835
Total nonperforming assets	$5,258	$5,301
Amount of nonperforming loans current as to remaining principal and interest	$906	$1,002
Percentage of total nonperforming loans	21%	22%
Amount of TDRs included in nonperforming loans	$882	$784
Percentage of total nonperforming loans	20%	18%
Nonperforming loans to total loans	2.94%	2.97%
Nonperforming assets to total loans, OREO and foreclosed assets	3.50	3.50
Nonperforming assets to total assets	2.03	2.01
Allowance for loan and lease losses to total nonperforming loans	108	109
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

OREO and Foreclosed Assets

In millions	Mar. 31 2011	Dec. 31 2010
Other real estate owned (OREO):
Residential properties	$515	$482
Residential development properties	171	166
Commercial properties	116	119
Total OREO	802	767
Foreclosed and other assets	63	68
OREO and foreclosed assets	$865	$835

Total OREO and foreclosed assets increased $30 million during the first quarter of 2011 from $835 million at December 31, 2010, to $865 million at March 31, 2011, which represents approximately 16% of total nonperforming assets. As of March 31, 2011, and December 31, 2010, approximately 60% and 58%, respectively, of our OREO and foreclosed assets are comprised of single family residential properties. The increase in the first quarter of 2011 was largely due to the resumption of foreclosures under enhanced procedures following the completion of a review of some of our foreclosure practices.

Change in Nonperforming Assets

In millions	2011	2010
January 1	$5,301	$6,316
Transferred in	1,143	1,774
Charge-offs and valuation adjustments	(390)	(620)
Principal activity including payoffs	(380)	(278)
Asset sales and transfers to held for sale	(178)	(265)
Returned to performing-TDRs	(104)	(217)
Returned to performing-Other	(134)	(170)
March 31	$5,258	$6,540

Loans held for sale and purchased impaired loans are excluded from nonperforming loans. Additionally, most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120 to 180 days past due and as such are excluded from nonperforming status.

Purchased impaired loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable yield represents the excess of the expected cash flows on the loans at the measurement date over the recorded investment. Any decrease, other than for prepayments or interest rate decreases for variable rate notes, in the net present value of expected cash flows of individual commercial or pooled consumer purchased impaired loans would result in an impairment charge to the provision for loan losses in the period in which the change is deemed probable. Any increase in the net present value of expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses, to the extent applicable, and then an increase to accretable yield for the remaining life of the purchased impaired loans. Total nonperforming loans and assets in the tables above are significantly lower than they would have been due to this accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of nonperforming loans to total loans and a higher ratio of ALLL to nonperforming loans. We recorded purchased impaired loans at estimated fair value, including life of loan credit losses, of $12.7 billion at December 31, 2008. See Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements in this Report for additional information on these loans.

Loan Delinquencies

We regularly monitor the level of loan delinquencies and believe these levels to be a key indicator of loan portfolio asset quality. Measurement of delinquency and past due status are based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale, purchased impaired loans and loans that are government insured or guaranteed.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) increased by $50 million from December 31, 2010, to March 31, 2011, remaining relatively stable at approximately $1.4 billion. Commercial early stage delinquencies rose by $149 million from the prior quarter, mostly due to increases in commercial real estate, while consumer delinquencies fell by $99 million. The increase in commercial real estate early stage delinquencies was largely due to maturing loans in the first quarter of 2011 that were not repaid.

The improvement in consumer delinquencies was experienced across all loan classes.

Accruing loans past due 90 days or more are referred to as late stage delinquencies and are not included in nonperforming loans because they are well secured by collateral and in the process of collection. These loans declined approximately 10% from $542 million at December 31, 2010, to $486 million at March 31, 2011, reflecting improvement in commercial delinquency levels. The following tables display the delinquency status of our loans at March 31, 2011 and December 31, 2010. Additional information regarding accruing loans past due is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report.

Accruing Loans Past Due 30 To 59 Days

	Amount		Percent of Total Outstandings
Dollars in millions	Mar. 31 2011	Dec. 31 2010	Mar. 31 2011	Dec. 31 2010
Commercial	$208	$251	.37%	.45%
Commercial real estate	315	128	1.84	.71
Equipment lease financing	72	37	1.16	.58
Residential real estate	205	226	1.34	1.41
Home equity	146	159	.43	.47
Credit card	41	46	1.11	1.17
Other consumer	60	95	.36	.56
Total	$1,047	$942	.70	.62

Accruing Loans Past Due 60 To 89 Days

	Amount		Percent of Total Outstandings
Dollars in millions	Mar. 31 2011	Dec. 31 2010	Mar. 31 2011	Dec. 31 2010
Commercial	$56	$92	.10%	.17%
Commercial real estate	65	62	.38	.35
Equipment lease financing	5	2	.08	.03
Residential real estate	91	107	.59	.67
Home equity	96	91	.29	.26
Credit card	25	32	.67	.82
Other consumer	25	32	.15	.19
Total	$363	$418	.24	.28

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Mar. 31 2011	Dec. 31 2010	Mar. 31 2011	Dec. 31 2010
Commercial	$49	$59	.09%	.11%
Commercial real estate	6	43	.04	.24
Equipment lease financing		1		.02
Residential real estate	174	160	1.13	1.00
Home equity	165	174	.49	.51
Credit card	65	77	1.75	1.96
Other consumer	27	28	.16	.16
Total	$486	$542	.33	.36

Our Special Asset Committee closely monitors loans that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $523 million at March 31, 2011 and $574 million at December 31, 2010.

LOAN MODIFICATIONS AND TROUBLED DEBT RESTRUCTURINGS

Consumer Loan Modifications

We modify loans under government and PNC-developed programs based upon our commitment to help eligible homeowners and borrowers avoid foreclosure, where appropriate. Initially, a borrower is evaluated for a modification under a government program. If a borrower does not qualify under a government program, the borrower is then evaluated under a PNC program. Our programs utilize both temporary and permanent modifications and typically reduce the interest rate, extend the term and/or defer or forgive principal. Temporary and permanent modifications under programs involving a contractual change to loan terms are substantially all classified as TDRs, regardless of the period of time for which the modified terms apply, as discussed in more detail below.

A temporary modification, with a term between three and 60 months, involves a change in original loan terms for a period of time and reverts to the original loan terms as of a specific date or the occurrence of an event, such as a failure to pay in accordance with the terms of the modification. Typically, these modifications are for a period of up to 24 months after which the interest rate reverts to the original loan rate. A permanent modification, with a term greater than 60 months, is a modification in which the terms of the original loan are changed, but could revert back to the original loan terms. Permanent modifications primarily include the government-created Home Affordable Modification Program (HAMP) or PNC-developed HAMP-like modification programs.

For consumer loan programs (e.g., residential mortgages, home equity loans and lines), we will enter into a temporary modification when the borrower has indicated a temporary hardship and a willingness to bring current the delinquent loan balance. Examples of this situation often include delinquency due to illness or death in the family, or a loss of employment. Permanent modifications are entered into when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but our expectation is that payments at lower amounts can be made.

Residential mortgage and home equity loans and lines have been modified with changes in contractual terms for up to 60 months, although the majority involve periods of three to 24 months. The change in terms may include a reduced interest rate and/or an extension of the amortization period.

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our customers’ needs while mitigating credit losses. The following tables provide the number of accounts and unpaid principal balance of modified consumer real estate related loans as well as the number of accounts and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months and twelve months after the modification date.

Bank-Owned Consumer Real Estate Related Loan Modifications

	March 31, 2011		December 31, 2010
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Conforming Mortgages
Permanent Modifications	5,892	$1,099	5,517	$1,137
Non-Prime Mortgages
Permanent Modifications	3,740	482	3,405	441
Residential Construction
Permanent Modifications	984	467	470	235
Home Equity
Temporary Modifications	13,479	1,216	12,643	1,151
Permanent Modifications	189	19	163	17
Total Home Equity	13,668	1,235	12,806	1,168
Total Bank-Owned Consumer Real Estate Related Loan Modifications	24,284	$3,283	22,198	$2,981

Bank-Owned Consumer Real Estate Related Loan Modifications Re-Default by Vintage

	Six Months		Nine Months		12 Months
March 31, 2011 Dollars in millions	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance
Permanent Modifications
Conforming Mortgages
Third Quarter 2010	529	26.3%					$88.7
Second Quarter 2010	354	23.7	446	29.9%			74.1
First Quarter 2010	306	22.9	462	34.6	519	38.8%	77.4
Fourth Quarter 2009	224	25.4	306	34.7	392	44.4	57.0
Non-Prime Mortgages
Third Quarter 2010	98	18.8					15.8
Second Quarter 2010	106	24.0	117	26.5			17.5
First Quarter 2010	72	21.4	87	25.8	99	29.4	12.3
Fourth Quarter 2009	126	19.0	212	31.9	244	36.7	20.4
Residential Construction (a)
Third Quarter 2010	20	7.1					5.9
Second Quarter 2010	32	11.9	33	12.3			10.5
First Quarter 2010	5	12.8	6	15.4	5	12.8	3.2
Home Equity (b)
Third Quarter 2010	1	7.7
Second Quarter 2010	2	12.5	4	25.0
First Quarter 2010	1	2.3	5	11.6	8	18.6
Fourth Quarter 2009			1	8.3	3	25.0
Temporary Modifications
Home Equity
Third Quarter 2010	117	5.4%					$10.1
Second Quarter 2010	168	7.7	197	9.0%			14.2
First Quarter 2010	243	8.5	401	14.1	413	14.5%	30.2
Fourth Quarter 2009	199	8.9	333	14.8	430	19.2	29.0
(a)	Amounts for fourth quarter 2009 are zero.
(b)	The unpaid principal balance for permanent home equity modifications totals less than $1 million for each vintage.

In addition to temporary loan modifications, we may make available to a borrower a payment plan or a HAMP trial payment period. Under a payment plan or a HAMP trial payment period, there is no change to the loan’s contractual terms so the borrower remains legally responsible for payment of the loan under its original terms. A payment plan involves the borrower making payments that differ from the contractual payment amount for a short period of time, generally three months, during which time a borrower is brought current. Our motivation is to allow for repayment of an outstanding past due amount through payment of additional amounts over the short period of time. Due to the short term nature of the payment plan and the expectation that all contractual principal and interest will be collected, there is a minimal impact to the ALLL.

Under a HAMP trial payment period, we allow a borrower to demonstrate successful payment performance before contractually establishing an alternative payment amount. Subsequent to successful borrower performance under the trial payment period, we will change a loan’s contractual terms and the loan would be classified as a TDR and a nonperforming loan. However, the borrower is often already delinquent at the time of participation in the HAMP trial payment period. As such, upon successful completion, there is not a significant increase in the ALLL. If the trial payment period is unsuccessful, the loan will be charged-off at the end of the trial payment period to its estimated fair value of the underlying collateral less costs to sell.

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC- developed programs, which in some cases may operate similar to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral or forgiveness of principal payments. As of March 31, 2011 and December 31, 2010, 1,188 accounts with a balance of $295 million and 1,027 accounts with a balance of $262 million, respectively, of residential real estate loans have been modified under HAMP and were still outstanding on our balance sheet. In October 2010, we signed a Service Provider Agreement for the government-sponsored Second Lien Modification Program and have begun modifying loans under this program. As of March 31, 2011, we have modified 11 accounts with a total balance of less than $1 million.

We do not re-modify a defaulted modified loan except for subsequent significant life events, as defined by the OCC. A re-modified loan continues to be classified as a TDR for the remainder of its term regardless of subsequent payment performance.

Commercial Loan Modifications

Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate, extension of the term of the loan and/or forgiveness of principal. Modified large commercial loans are usually already nonperforming prior to modification.

Beginning in 2010, we established certain commercial loan modification programs for small business loans, Small Business Administration loans, and investment real estate loans. As of March 31, 2011 and December 31, 2010, approximately $100 million and $88 million, respectively, in loan balances had been modified under these small business modification programs. None of these small business loan modifications have been determined to be TDRs.

Troubled Debt Restructurings

Loan modifications are evaluated and subject to classification as a TDR if the borrower is experiencing financial difficulty and we grant a concession to the borrower. TDRs typically result from our loss mitigation activities and could include rate reductions and/or principal forgiveness intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Purchased impaired loans are excluded from consideration as TDRs.

Troubled Debt Restructurings By Type

In millions	Mar. 31 2011	Dec. 31 2010
Consumer lending:
Real estate-related	$1,257	$1,087
Credit card (a)	314	331
Other consumer	4	4
Total consumer lending	1,575	1,422
Total commercial lending	260	236
Total TDRs	$1,835	$1,658
Nonperforming status	$882	$784
Accrual status	639	543
Credit card (a)	314	331
Total TDRs	$1,835	$1,658
(a)	Credit cards and certain consumer small business and other credit agreements whose terms have been modified primarily through interest rate reductions are also classified as TDRs. However, these loans are excluded from nonperforming loans since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance. As such, generally under modified terms, these loans are directly charged off in the period that they become 120 to 180 days past due.

Total TDRs increased $177 million or 11% during the first quarter 2011 to $1.8 billion as of March 31, 2011. Of this total, nonperforming TDRs totaled $882 million, which represents approximately 20% of total nonperforming loans. However, as the economy continues to improve, our consumer real estate related loan modification efforts have begun to show signs of slowing.

TDRs that have returned to performing (accrual) status are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. These TDRs increased $96 million or 18% during the first quarter 2011 to $639 million as of March 31, 2011. This increase reflects the further seasoning and performance of the loan modification portfolio. Cumulatively, of the TDRs that have returned to performing status, approximately $46 million have subsequently re-defaulted and are no longer current under their modified terms.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $533 million in net charge-offs for the first quarter of 2011, compared to $691 million in the first quarter of 2010. This significantly lower level of total net charge-offs represents our lowest level of quarterly net charge-offs in two years. Commercial net charge-offs fell from $437 million in the first quarter of 2010 to $248 million in the first quarter of 2011. Consumer net charge-offs increased slightly from $254 million in the first quarter of 2010 to $285 million in the first quarter of 2011. This consumer increase was primarily due to higher net charge-offs in our home equity portfolio.

Loan Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2011
Commercial	$179	$80	$99	.71%
Commercial real estate	158	14	144	3.33
Equipment lease financing	14	9	5	.32
Residential real estate	58	1	57	1.49
Home equity	140	10	130	1.57
Credit card	74	6	68	7.21
Other consumer	51	21	30	.73
Total	$674	$141	$533	1.44
2010
Commercial	$273	$65	$208	1.52%
Commercial real estate	238	33	205	3.71
Equipment lease financing	36	12	24	1.59
Residential real estate	38		38	.79
Home equity	73	10	63	.71
Credit card	100	5	95	9.51
Other consumer	69	11	58	1.51
Total	$827	$136	$691	1.77

Total net charge-offs are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. Customer balances related to these purchased impaired loans were reduced by the fair value adjustments of $9.2 billion as of December 31, 2008. See Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements in this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are constantly changing as the financial strength of the borrower and overall economic conditions change, there were no significant changes during the first quarter of 2011 to the methodology we follow to determine our ALLL.

We establish specific allowances for loans considered impaired using methods prescribed by GAAP. All impaired loans are subject to individual analysis, except leases and large groups of smaller-balance homogeneous loans which may include, but are not limited to, credit card, residential mortgage, and consumer installment loans. Specific allowances for individual loans are determined by our Special Asset Committee based on an analysis of the present value of expected future cash flows from the loans discounted at their effective interest rate, observable market price, or the fair value of the underlying collateral.

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

As more fully described in Part II, Item 7 of our 2010 Form 10-K, our pool reserve methodology is sensitive to changes in key risk parameters such as PDs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. Our commercial loans are the largest category of credits and are most sensitive to changes in the key risk parameters and pool reserve loss rates. Additionally, other factors such as the rate of migration in the severity of problem loans will contribute to the final pool reserve allocations.

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

Allocations to consumer loan classes are based upon a roll-rate model based on statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off. In general, the estimated rates at which loan outstandings roll from one stage of delinquency to another are dependent on various factors such as FICO credit scores, loan-to-value ratios, the current economic environment, and geography.

The ALLL is significantly lower than it would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of ALLL to total loans. Loan loss reserves on the purchased impaired loans were not carried over on the date of acquisition. In addition, these loans were recorded net of $9.2 billion of fair value adjustments as of December 31, 2008. As of March 31, 2011, we have established reserves of $876 million for purchased impaired loans.

A portion of the ALLL related to qualitative and measurement factors has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for specific and pool reserve methodologies. These factors include, but are not limited to, the following:

•	industry concentrations and conditions;
•	credit quality trends;
•	recent loss experience in particular sectors of the portfolio;
•	changes in risk selection and underwriting standards; and
•	timing of available information.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is very similar to the one we use for determining the adequacy of our ALLL.

We refer you to Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for further information on key asset quality indicators that we use to evaluate our portfolio and establish the allowances.

Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Dollars in millions	2011	2010
January 1	$4,887	$5,072
Total net charge-offs	(533)	(691)
Provision for credit losses	421	751
Adoption of ASU 2009-17, Consolidations		141
Acquired allowance adjustments		2
Net change in allowance for unfunded loan commitments and letters of credit	(16)	44
March 31	$4,759	$5,319
Net charge-offs to average loans (for the three months ended) (annualized)	1.44%	1.77%
Allowance for loan and lease losses to total loans	3.19	3.38
Commercial lending net charge-offs	$(248)	$(437)
Consumer lending net charge-offs	(285)	(254)
Total net charge-offs	$(533)	$(691)
Net charge-offs to average loans
Commercial lending	1.25%	2.11%
Consumer lending	1.65	1.38

The provision for credit losses totaled $421 million for the first quarter of 2011 compared to $751 million for the first quarter of 2010. This decrease in provision reflected reductions in overall credit exposure, changes in loan portfolio composition as well as the improvement in asset quality over the past year. For the first quarter of 2011, the provision for commercial credit losses declined by $266 million or 68% from the first quarter of 2010. Similarly, the provision for consumer credit losses decreased $64 million or 18% from the first quarter of 2010. Correspondingly, the level of ALLL has also been decreasing.

The portion of the ALLL allocated to commercial nonperforming loans was 26% at March 31, 2011 and 28% at December 31, 2010. Approximately 77% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserves in the event of default.

The allowance allocated to purchased impaired loans and consumer loans and lines of credit not secured by residential real estate, which are both excluded from nonperforming loans, was $1.3 billion and $1.4 billion at March 31, 2011, and December 31, 2010, respectively. Excluding these balances, the allowance as a percent of nonperforming loans was 79% and 77% as of March 31, 2011 and December 31, 2010, respectively.

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

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

As of March 31, 2011, there were approximately $3.9 billion of bank borrowings with maturities of less than one year.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At March 31, 2011, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) totaling $5.9 billion and securities available for sale totaling $54.5 billion. Of our total liquid assets of $60.4 billion, we had $24.6 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management.

In addition to the customer deposit base, which has historically provided the single largest source of relatively stable and low-cost funding and liquid assets, the bank also obtains liquidity through the issuance of traditional forms of funding including long-term debt (senior notes and subordinated debt and FHLB advances) and short-term borrowings (Federal funds purchased, securities sold under repurchase agreements, commercial paper issuances, and other short-term borrowings).

PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through March 31, 2011, PNC Bank, N.A. had issued $6.9 billion of debt under this program. Total senior and subordinated debt declined to $4.9 billion at March 31, 2011 from $5.5 billion at December 31, 2010 due to maturities.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At March 31, 2011, our unused secured borrowing capacity was $15.2 billion with FHLB-Pittsburgh. Total FHLB borrowings declined to $5.0 billion at March 31, 2011 from $6.0 billion at December 31, 2010 due to maturities.

PNC Bank, N.A. has the ability to offer up to $3.0 billion of its commercial paper. As of March 31, 2011, there were no issuances outstanding under this program. Commercial paper included in Other borrowed funds on our Consolidated Balance Sheet is issued by Market Street as described in Off-Balance Sheet Arrangements and Variable Interest Entities in this Financial Review.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At March 31, 2011, our unused secured borrowing capacity was $25.0 billion with the Federal Reserve Bank.

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

See 2011 Capital Actions in the Executive Summary section of this Financial Review for additional information regarding our April 2011 increase to PNC’s quarterly common stock dividend and our plans to purchase shares under PNC’s existing common stock repurchase plan during the remainder of 2011.

As of March 31, 2011, there were approximately $1.7 billion of parent company borrowings with maturities of less than one year.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.9 billion at March 31, 2011. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Part II, Item 8 of our 2010 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “PNC Capital Trust E Trust Preferred Securities” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Part II, Item 8 of our 2010 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of March 31, 2011, the parent company had approximately $5.4 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital securities, in public or private markets and commercial paper.

We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. Total senior and subordinated debt and hybrid capital instruments was $15.8 billion at March 31, 2011 compared with $17.3 billion at December 31, 2010.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of March 31, 2011, there were no issuances outstanding under this program.

Note 18 Equity in Part II, Item 8 of our 2010 Form 10-K describes the December 31, 2008 issuance of 75,792 shares of our Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock), related issuance discount and the issuance of a related common stock warrant to the US Treasury under the TARP Capital Purchase Program. In addition, Note 18 in our 2010 Form 10-K describes our February 2010 redemption of the Series N Preferred Stock, the acceleration of the accretion of the remaining issuance discount on the Series N Preferred Stock in the first quarter of 2010 (and a corresponding reduction in retained earnings of $250 million in the first quarter of 2010), and the exchange by the US Treasury of the TARP warrant into warrants sold by the US Treasury in a secondary public offering. These common stock warrants will expire December 31, 2018.

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

Credit ratings as of March 31, 2011 for PNC and PNC Bank, N.A. follow:

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A	A+
Subordinated debt	Baa1	A-	A
Preferred stock	Baa3	BBB	A

PNC Bank, N.A.
Subordinated debt	A3	A	A
Long-term deposits	A2	A+	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of March 31, 2011 representing required and potential cash outflows.

Contractual Obligations

		Payment Due By Period
March 31, 2011 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$39,380	$30,182	$7,025	$1,435	$738
Borrowed funds (a)	34,996	11,420	8,319	4,820	10,437
Minimum annual rentals on noncancellable leases	2,386	329	567	405	1,085
Nonqualified pension and postretirement benefits	572	69	123	117	263
Purchase obligations (b)	651	272	261	111	7
Total contractual cash obligations	$77,985	$42,272	$16,295	$6,888	$12,530
(a)	Includes purchase accounting adjustments.
(b)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At March 31, 2011, the liability for uncertain tax positions, excluding associated interest and penalties, was $294 million. This liability represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 15 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Our contractual obligations totaled $84.6 billion at December 31, 2010. The decline in the comparison is primarily attributable to the maturities of borrowed funds.

Other Commitments (a)

		Amount Of Commitment Expiration By Period
March 31, 2011 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$96,781	$51,816	$35,543	$9,149	$273
Standby letters of credit (b)	10,173	4,505	4,929	641	98
Reinsurance agreements (c)	4,894	1,262	130	65	3,437
Other commitments (d)	708	359	238	98	13
Total commitments	$112,556	$57,942	$40,840	$9,953	$3,821
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $7.1 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers.
(d)	Includes unfunded commitments related to private equity investments of $300 million and other investments of $9 million which are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $364 million and other direct equity investments of $35 million which are included in Other liabilities on our Consolidated Balance Sheet.

MARKET RISK MANAGEMENT OVERVIEW

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:

•	Traditional banking activities of taking deposits and extending loans,
•	Equity and other investments and activities whose economic values are directly impacted by market factors, and
•	Trading in fixed income products, equities, derivatives, and foreign exchange, as a result of customer activities and underwriting.

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

Sensitivity results and market interest rate benchmarks for the first quarters of 2011 and 2010 follow:

Interest Sensitivity Analysis

	First Quarter 2011	First Quarter 2010
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.1%	1.3%
100 basis point decrease (a)	(.9)%	(2.1)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	3.4%	1.3%
100 basis point decrease (a)	(3.4)%	(6.3)%
Duration of Equity Model (a)
Base case duration of equity (in years):	—	(1.7)
Key Period-End Interest Rates
One-month LIBOR	.24%	.25%
Three-year swap	1.47%	1.81%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2011)

	PNC Economist	Market Forward	Two-Ten Slope
First year sensitivity	.2%	—%	.1%
Second year sensitivity	1.1%	2.1%	(.4)%

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

The first quarter 2011 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities are primarily customer-driven trading in fixed income securities, derivatives, and foreign exchange contracts. They also include the underwriting of fixed income and equity securities.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in trading activities. The Risk Committee of the Board establishes an enterprise-wide VaR limit on our trading activities.

During the first three months of 2011, our VaR ranged between $1.8 million and $3.8 million, averaging $3.1 million. During the first three months of 2010, our VaR ranged between $5.9 million and $8.8 million, averaging $7.1 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Over a typical business cycle, we would expect an average of two to three instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level. There were no such instances during the first three months of 2011 or 2010, as the trading markets have moved into a period of relatively low pricing volatility.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue was as follows:

Trading Revenue

Three months ended March 31 In millions	2011	2010
Net interest income	$11	$16
Noninterest income	50	58
Total trading revenue	$61	$74
Securities underwriting and trading (a)	$16	$40
Foreign exchange	17	22
Financial derivatives and other	28	12
Total trading revenue (b)	$61	$74
(a)	Includes changes in fair value for certain loans accounted for at fair value.
(b)	Product trading revenue includes related hedged activity.

Trading revenue excludes the impact of economic hedging activities, which relate primarily to residential mortgage servicing rights, and residential and held-for-sale commercial real estate loans.

Trading revenue for the first quarter of 2011 decreased $13 million compared with the first quarter of 2010 primarily due to lower underwriting revenues, which were partially offset by increased derivative client sales and reduced impact of credit risk on customer derivative position values.

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

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

In millions	Mar. 31 2011	Dec. 31 2010
BlackRock	$5,068	$5,017
Tax credit investments	2,304	2,054
Private equity	1,446	1,375
Visa	456	456
Other	321	318
Total	$9,595	$9,220

BlackRock

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at March 31, 2011, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are tax credit investments which are mostly accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.3 billion at March 31, 2011 and $2.1 billion at December 31, 2010.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of equity and mezzanine investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.4 billion at both March 31, 2011 and December 31, 2010. As of March 31, 2011, $794 million was invested directly in a variety of companies and $652 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $255 million as of March 31, 2011. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

Our unfunded commitments related to private equity totaled $300 million at March 31, 2011 compared with $319 million at December 31, 2010.

Visa

At March 31, 2011, our investment in Visa Class B common shares totaled approximately 23 million shares. In March 2011, Visa funded $400 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $38 million share of the $400 million as a reduction of our previously established indemnification liability and a reduction of noninterest expense. Our indemnification liability included on our Consolidated Balance Sheet at March 31, 2011 totaled $32 million. Our ultimate exposure to the specified Visa litigation may be different than this amount.

As of March 31, 2011, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the March 31, 2011 closing price of $73.62 for the Visa Class A shares, the market value of our investment was $837 million. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with any settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

Note 17 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report has further information on our Visa indemnification obligation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At March 31, 2011, other investments totaled $321 million compared with $318 million at December 31, 2010. We recognized net gains related to these investments of $15 million during the first three months of 2011 compared with $17 million during the first three months of 2010.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $9 million at March 31, 2011 and $11 million at December 31, 2010.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies in our Notes To Consolidated Financial Statements under Part II, Item 8 of our 2010 Form 10-K and in Note 12 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report, which is incorporated here by reference.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The following table provides the notional or contractual amounts and estimated net fair value of financial derivatives at March 31, 2011 and December 31, 2010.

Financial Derivatives

	March 31, 2011		December 31, 2010
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Derivatives designated as hedging instrument under GAAP
Interest rate contracts (a)
Asset rate conversion
Receive fixed swaps	$15,546	$284	$14,452	$332
Pay fixed swaps	2,160	24	1,669	12
Liability rate conversion
Receive fixed swaps	9,803	717	9,803	834
Forward purchase commitments	700	4	2,350	(8)
Total interest rate risk management	28,209	1,029	28,274	1,170
Total derivatives designated as hedging instruments (b)	$28,209	$1,029	$28,274	$1,170
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Interest rate contracts
Swaps	$92,278	$156	$83,421	$63
Futures	52,913		51,699
Future options	18,200	8	31,250	21
Swaptions	8,930	103	11,040	28
Commitments related to residential mortgage assets	13,250	20	16,652	47
Total residential mortgage banking activities	$185,571	$287	$194,062	$159
Derivatives used for commercial mortgage banking activities:
Interest rate contracts
Swaps	$1,747	$(37)	$1,744	$(41)
Commitments related to commercial mortgage assets	608	1	1,228	5
Credit contracts
Credit default swaps	215	8	210	8
Total commercial mortgage banking activities	$2,570	$(28)	$3,182	$(28)
Derivatives used for customer-related activities:
Interest rate contracts
Swaps	$92,802	$(93)	$92,248	$(104)
Caps/floors
Sold (c)	3,639	(16)	3,207	(15)
Purchased	3,052	18	2,528	14
Swaptions	2,115	8	2,165	13
Futures	2,379		2,793
Commitments related to residential mortgage assets	1,347	1	738
Foreign exchange contracts (c)	9,930	(10)	7,913	(6)
Equity contracts (c)	339	(4)	334	(3)
Credit contracts
Risk participation agreements	3,003	1	2,738	3
Other contracts	340
Total customer-related	$118,946	$(95)	$114,664	$(98)
Derivatives used for other risk management activities:
Interest rate contracts
Swaps	$818	$4	$3,021	$6
Swaptions			100	4
Futures	294		298
Commitments related to residential mortgage assets	340	1	1,100	1
Foreign exchange contracts	31	(4)	32	(4)
Credit contracts
Credit default swaps	543	7	551	8
Other contracts (c) (d)	209	(447)	209	(396)
Total other risk management	$2,235	$(439)	$5,311	$(381)
Total derivatives not designated as hedging instruments	$309,322	$(275)	$317,219	$(348)
Total Gross Derivatives	$337,531	$754	$345,493	$822
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 59% were based on 1-month LIBOR and 41% on 3-month LIBOR at March 31, 2011 compared with 58% and 42%, respectively, at December 31, 2010.
(b)	Fair value amount includes net accrued interest receivable of $123 million at March 31, 2011 and $132 million at December 31, 2010.
(c)	The increases in the negative fair values from December 31, 2010 to March 31, 2011 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during the first three months of 2011 and contracts terminated.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2011, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2011, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Nonperforming assets – Nonperforming assets include non-accrual loans, certain non-accrual troubled debt restructured loans, OREO, foreclosed and other assets. We do not accrue interest income on assets classified as nonperforming.

Nonperforming loans – Loans for which we do not accrue interest income. Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, consumer (including loans and lines of credit secured by residential real estate), and residential real estate (including mortgages and construction) customers as well as certain non-accrual troubled debt restructured loans. Nonperforming loans do not include loans held for sale or OREO and foreclosed assets. Nonperforming loans do not include purchased impaired loans as we are currently accreting interest income over the expected life of the loans.

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

Other real estate owned (OREO) – Foreclosed assets taken in settlement of troubled loans through surrender or foreclosure. Foreclosed assets include all assets received in full or partial satisfaction of a loan and include real and personal property, equity interests in corporations, partnerships, joint ventures, and beneficial interests in trusts. Premises that are no longer used in operations may also be included in real estate owned.

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

Provision-adjusted net interest margin – Net interest margin less the ratio of the annualized provision for credit losses to average interest-earning assets.

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

Residential mortgage servicing rights hedge gains/(losses), net – We have elected to measure acquired or originated residential mortgage servicing rights (MSRs) at fair value under GAAP. We employ a risk management strategy designed to protect the economic value of MSRs from changes in interest rates. This strategy utilizes securities and a portfolio of derivative instruments to hedge changes in the fair value of MSRs arising from changes in interest rates. These financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the MSR portfolio. Net MSR hedge gains/(losses) represent the change in the fair value of MSRs, exclusive of changes due to time decay and payoffs, combined with the change in the fair value of the associated securities and derivative instruments.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality and/or other matters regarding or affecting PNC and its future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “will,” “should,” “project,” “goal,” “see” and other similar words and expressions.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors in our 2010 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections of those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

•

Our businesses and financial results are affected by business and economic conditions, both generally and specifically in the principal markets in which we operate. In particular, our businesses and financial results may be impacted by:

•	Changes in interest rates and valuations in the debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the markets for real estate and other assets commonly securing financial products.
•	Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates.
•	Changes in our customers’, suppliers’ and other counterparties’ performance in general and their creditworthiness in particular.
•	A slowing or failure of the moderate economic recovery that began in mid-2009 and continued throughout 2010 and into 2011.
•	Continued effects of the aftermath of recessionary conditions and the uneven spread of the positive impacts of the recovery on the economy in general
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

•

We will be impacted by the extensive reforms provided for in the Dodd-Frank Act and ongoing reforms impacting the financial institutions industry generally. Further, as much of the Dodd-Frank Act will require the adoption of implementing regulations by a number of different regulatory bodies, the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain.

•

Financial industry restructuring in the current environment could also impact our business and financial performance as a result of changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape.

•	Our results depend on our ability to manage current elevated levels of impaired assets.
•

Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current view that the moderate economic recovery that began in mid-2009 and continued throughout 2010 will transition into a self-sustaining economic expansion in 2011 pushing the unemployment rate lower amidst continued low interest rates.

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
•

Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. In addition to matters relating to PNC’s business and activities, such matters may also include proceedings, claims, investigations, or inquiries relating to pre-acquisition business and activities of acquired companies, such as National City. These matters may result in monetary judgments or settlements or other remedies, including fines, penalties, restitution or alterations in our business practices and in additional expenses and collateral costs.

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

Consolidated Income Statement

The PNC Financial Services Group, Inc.

In millions, except per share data	Three months ended March 31
Unaudited	2011	2010
Interest Income
Loans	$1,884	$2,160
Investment securities	578	623
Other	121	122
Total interest income	2,583	2,905
Interest Expense
Deposits	182	281
Borrowed funds	225	245
Total interest expense	407	526
Net interest income	2,176	2,379
Noninterest Income
Asset management	263	259
Consumer services	311	296
Corporate services	217	268
Residential mortgage	195	147
Service charges on deposits	123	200
Net gains on sales of securities	37	90
Other-than-temporary impairments	(30)	(240)
Less: Noncredit portion of other-than-temporary impairments (a)	4	(124)
Net other-than-temporary impairments	(34)	(116)
Other	343	240
Total noninterest income	1,455	1,384
Total revenue	3,631	3,763
Provision For Credit Losses	421	751
Noninterest Expense
Personnel	989	956
Occupancy	193	187
Equipment	167	172
Marketing	40	50
Other	681	748
Total noninterest expense	2,070	2,113
Income from continuing operations before income taxes and noncontrolling interests	1,140	899
Income taxes	308	251
Income from continuing operations before noncontrolling interests	832	648
Income from discontinued operations (net of income taxes of zero and $14)		23
Net income	832	671
Less: Net income (loss) attributable to noncontrolling interests	(5)	(5)
Preferred stock dividends	4	93
Preferred stock discount accretion		250
Net income attributable to common shareholders	$833	$333
Basic Earnings Per Common Share
Continuing operations	$1.59	$.62
Discontinued operations		.05
Net income	$1.59	$.67
Diluted Earnings Per Common Share
Continuing operations	$1.57	$.61
Discontinued operations		.05
Net income	$1.57	$.66
Average Common Shares Outstanding
Basic	524	498
Diluted	526	500

(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

Consolidated Balance Sheet

The PNC Financial Services Group, Inc.

In millions, except par value Unaudited	March 31 2011	December 31 2010
Assets
Cash and due from banks (includes $2 and $2 for VIEs) (a)	$3,389	$3,297
Federal funds sold and resale agreements (includes $823 and $866 measured at fair value) (b)	2,240	3,704
Trading securities	2,254	1,826
Interest-earning deposits with banks (includes $83 and $288 for VIEs) (a)	1,359	1,610
Loans held for sale (includes $2,684 and $2,755 measured at fair value) (b)	2,980	3,492
Investment securities (includes $110 and $192 for VIEs) (a)	60,992	64,262
Loans (includes $4,796 and $4,645 for VIEs) (includes $229 and $116 measured at fair value) (a) (b)	149,387	150,595
Allowance for loan and lease losses (includes $(128) and $(183) for VIEs) (a)	(4,759)	(4,887)
Net loans	144,628	145,708
Goodwill	8,146	8,149
Other intangible assets	2,618	2,604
Equity investments (includes $1,332 and $1,177 for VIEs) (a)	9,595	9,220
Other (includes $741 and $676 for VIEs) (includes $447 and $396 measured at fair value) (a) (b)	21,177	20,412
Total assets	$259,378	$264,284
Liabilities
Deposits
Noninterest-bearing	$48,707	$50,019
Interest-bearing	133,283	133,371
Total deposits	181,990	183,390
Borrowed funds
Federal funds purchased and repurchase agreements	4,079	4,144
Federal Home Loan Bank borrowings	5,020	6,043
Bank notes and senior debt	11,324	12,904
Subordinated debt	9,310	9,842
Other (includes $3,397 and $3,354 for VIEs) (a)	5,263	6,555
Total borrowed funds	34,996	39,488
Allowance for unfunded loan commitments and letters of credit	204	188
Accrued expenses (includes $113 and $88 for VIEs) (a)	3,078	3,188
Other (includes $715 and $456 for VIEs) (a)	5,393	5,192
Total liabilities	225,661	231,446
Equity
Preferred stock (c)
Common stock – $5 par value
Authorized 800 shares, issued 536 and 536 shares	2,682	2,682
Capital surplus – preferred stock	647	647
Capital surplus – common stock and other	12,056	12,057
Retained earnings	16,640	15,859
Accumulated other comprehensive income (loss)	(309)	(431)
Common stock held in treasury at cost: 10 and 10 shares	(584)	(572)
Total shareholders’ equity	31,132	30,242
Noncontrolling interests	2,585	2,596
Total equity	33,717	32,838
Total liabilities and equity	$259,378	$264,284

(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

Consolidated Statement Of Cash Flows

The PNC Financial Services Group, Inc.

In millions	Three months ended March 31
Unaudited	2011	2010
Operating Activities
Net income	$832	$671
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	421	751
Depreciation and amortization	279	226
Deferred income taxes	46	254
Net gains on sales of securities	(37)	(90)
Net other-than-temporary impairments	34	116
Undistributed earnings of BlackRock	(55)	(57)
Net change in
Trading securities and other short-term investments	(294)	885
Loans held for sale	166	(218)
Other assets	(291)	437
Accrued expenses and other liabilities	(411)	(907)
Other	37	204
Net cash provided (used) by operating activities	727	2,272
Investing Activities
Sales
Securities available for sale	8,018	6,040
Loans	590	299
Repayments/maturities
Securities available for sale	1,590	1,815
Securities held to maturity	506	256
Purchases
Securities available for sale	(7,237)	(9,154)
Securities held to maturity	(22)	(527)
Loans	(417)	(1,532)
Net change in
Federal funds sold and resale agreements	1,456	1,024
Interest-earning deposits with banks	251	3,881
Loans	458	3,251
Other	(80)	264
Net cash provided (used) by investing activities	5,113	5,617

(continued on following page)

Consolidated Statement of Cash Flows

The PNC Financial Services Group, Inc.

(continued from previous page)

In millions	Three months ended March 31
Unaudited	2011	2010
Financing Activities
Net change in
Noninterest-bearing deposits	$(1,266)	$(559)
Interest-bearing deposits	(88)	(2,527)
Federal funds purchased and repurchase agreements	(63)	1,514
Federal Home Loan Bank short-term borrowings		(280)
Other short-term borrowed funds	(1,361)	(1,149)
Sales/issuances
Bank notes and senior debt		1,991
Other long-term borrowed funds	2,201	1,303
Common and treasury stock	14	3,409
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(1,023)	(1,757)
Bank notes and senior debt	(1,525)	(1,754)
Subordinated debt	(480)	29
Other long-term borrowed funds	(2,068)	(1,050)
Preferred stock – TARP		(7,579)
Acquisition of treasury stock	(33)	(67)
Preferred stock cash dividends paid	(4)	(93)
Common stock cash dividends paid	(52)	(45)
Net cash provided (used) by financing activities	(5,748)	(8,614)
Net Increase (Decrease) In Cash And Due From Banks	92	(725)
Cash and due from banks at beginning of period	3,297	4,288
Cash and due from banks at end of period	$3,389	$3,563
Supplemental Disclosures
Interest paid	$445	$515
Income taxes paid	265	308
Income taxes refunded	26	1
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	100	83
Transfer from loans to foreclosed assets	161	382

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

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2011 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

See Note 2 Divestiture regarding our July 1, 2010 sale of PNC Global Investment Servicing Inc. The Consolidated Income Statement for the first three months of 2010 and related disclosures in the Notes To Consolidated Financial Statements reflect the global investment servicing business as discontinued operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2010 Annual Report on Form 10-K (2010 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2010 Form 10-K for a detailed description of significant accounting policies.

There have been no significant changes to these policies in the first three months of 2011 other than as disclosed herein. These interim consolidated financial statements serve to update the 2010 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

We have considered the impact on these consolidated financial statements of subsequent events.

USE OF ESTIMATES

We prepared these consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our fair value measurements, allowances for loan and lease losses and unfunded loan commitments and letters of credit, purchased impaired loans, revenue recognition and valuation of residential mortgage servicing rights. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

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

We also own 2.9 million shares of Series C Preferred Stock of BlackRock. Since these preferred shares are not deemed to be in substance common stock, we have elected to account for these preferred shares at fair value and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in Other assets.

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

Subprime mortgage loans for first liens with a loan-to-value (LTV) ratio of equal to or greater than 90% and second liens are classified as nonaccrual at 90 days past due. These loans are charged off as discussed above.

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

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is comprised principally of commercial real estate and residential real estate properties obtained in partial or total satisfaction of loan obligations. Following the obtaining of a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we acquire the deed, we transfer the loan to other real estate owned included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is recorded at the lower of recorded investment or estimated fair value less cost to sell. We estimate fair values primarily based on appraisals, when available, or quoted market prices on liquid assets. Anticipated recoveries and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer. If the estimated fair value less cost to sell is less than the recorded investment, a charge-off is recognized against the Allowance for loan and lease losses (ALLL).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011- 03 – Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control have not been changed by this ASU. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this new guidance is not expected to have a material effect on our results of operations or financial position.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies when a loan modification constitutes a troubled debt restructuring (TDR). This ASU (1) eliminates the sole use of the borrowers’ effective interest rate test to determine if a concession has occurred on the part of the creditor, (2) requires a modification with below market terms to be considered in determining classification as a TDR, (3) specifies that a borrower not currently in default may still be experiencing financial difficulty when payment default is “probable in the foreseeable future,” and (4) specifies that a delay in payment should be considered along with all other factors in determining classification as a TDR. The ASU guidance is effective for interim and annual periods beginning after June 15, 2011 and is to be applied retrospectively to the beginning of the annual period of adoption. We are currently evaluating the impact of this ASU.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU requires purchases, sales, issuances and settlements to be reported separately in the Level 3 fair value measurement rollforward beginning with the first quarter 2011 reporting. See Note 8 Fair Value for additional information.

In July 2010, the FASB issued ASU 2010-20 – Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. While the majority of the disclosures within this ASU were already required to be adopted and included in the 2010 Form 10-K, required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosures for earlier reporting periods that ended before initial adoption is encouraged. Comparative disclosures for those reporting periods ending after initial adoption are required. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information. The effective date for disclosures related to troubled debt restructurings required by ASU 2010-20 was deferred by ASU 2011-01 – Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which was issued in January 2011. The disclosures were deferred until the FASB had completed ASU 2011-02. The effective date of the TDR disclosures is now consistent with the effective date of ASU 2011-02.

NOTE 2 DIVESTITURE

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash pursuant to a definitive agreement entered into on February 2, 2010. This transaction resulted in a pretax gain of $639 million, net of transaction costs, in the third quarter of 2010. Results of operations of GIS through March 31, 2010 are presented as Income from discontinued operations, net of income taxes, on our Consolidated Income Statement. As part of the sale agreement, PNC has agreed to provide certain transitional services on behalf of GIS until completion of related systems conversion activities. There were no assets or liabilities of GIS remaining at December 31, 2010.

NOTE 3 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

LOAN SALE AND SERVICING ACTIVITIES

We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-Agency securitization, and whole-loan sale transactions. Agency securitizations consist of securitization transactions with Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA) (collectively the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through special purpose entities (SPEs) they sponsor. We, as an authorized GNMA issuer/servicer, pool loans into mortgage-backed securities for sale into the secondary market. In Non-Agency securitizations, we have transferred loans into securitization SPEs. In other instances third-party investors have purchased (in whole-loan sale transactions) and subsequently sold our loans into securitization SPEs. Third-party investors have also purchased our loans in whole-loan sale transactions. Securitization SPEs, which are legal entities that are utilized in the Agency and Non-Agency securitization transactions, are VIEs.

Our continuing involvement in the Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions generally consists of servicing, repurchases of previously transferred loans and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs. Refer to Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in our 2010 Form 10-K for additional information regarding our continuing involvement in these transactions. In addition, further details of our repurchase and loss share obligations are contained in Note 17 Commitments and Guarantees.

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize the loan and a corresponding liability on the balance sheet regardless of our intent to repurchase the loan. At March 31, 2011 and December 31, 2010, the balance of our ROAP asset and liability totaled $256 million and $336 million, respectively.

Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – March 31, 2011
Servicing portfolio (c)	$127,246	$163,104	$5,894
Carrying value of servicing assets (d)	1,109	645	2
Servicing advances	503	450	6
Servicing deposits	2,052	3,379	43
Repurchase and recourse obligations (e)	124	56	128
Carrying value of mortgage-backed securities held (f)	2,143	1,871
FINANCIAL INFORMATION – December 31, 2010
Servicing portfolio (c)	$125,806	$162,514	$6,041
Carrying value of servicing assets (d)	1,033	665	2
Servicing advances	533	415	21
Servicing deposits	2,661	3,537	61
Repurchase and recourse obligations (e)	144	54	150
Carrying value of mortgage-backed securities held (f)	2,171	1,875

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended March 31, 2011
Sales of loans (g)	$3,385	$483
Repurchases of previously transferred loans (h)	444		$22
Contractual servicing fees received	90	43	6
Servicing advances recovered/(funded), net	30	(35)	15
Cash flows on mortgage-backed securities held (f)	151	97
CASH FLOWS – Three months ended March 31, 2010
Sales of loans (g)	$1,930	$342
Repurchases of previously transferred loans (h)	741		$1
Contractual servicing fees received	109	55	7
Servicing advances recovered/(funded), net	(114)	(55)	6
Cash flows on mortgage-backed securities held (f)	142	37

(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity business in which PNC is no longer engaged. See Note 17 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs. It does not include loans serviced by us that were originated by third parties and have not been transferred to a VIE.
(d)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(e)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Distressed Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 17 Commitments and Guarantees for further information.
(f)	Represents securities held where PNC transferred to and/or serviced loans for a securitization SPE and we hold securities issued by that SPE.
(g)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the three months ended March 31, 2011 and March 31, 2010.
(h)	Includes repurchases of insured loans, government guaranteed loans, and loans repurchased through the exercise of our ROAP option.

VARIABLE INTEREST ENTITIES (VIES)

As discussed in our 2010 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of March 31, 2011 and December 31, 2010.

Consolidated VIEs – Carrying Value (a)

March 31, 2011 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$2	$2
Interest-earning deposits with banks		$79	4	83
Investment securities	$110			110
Loans	2,808	1,988		4,796
Allowance for loan and lease losses		(128)		(128)
Equity investments			1,332	1,332
Other assets	375	8	358	741
Total assets	$3,293	$1,947	$1,696	$6,936
Liabilities
Other borrowed funds	$2,917	$364	$116	$3,397
Accrued expenses		34	79	113
Other liabilities	371		344	715
Total liabilities	$3,288	$398	$539	$4,225

December 31, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$2	$2
Interest-earning deposits with banks		$284	4	288
Investment securities	$192			192
Loans	2,520	2,125		4,645
Allowance for loan and lease losses		(183)		(183)
Equity investments			1,177	1,177
Other assets	271	9	396	676
Total assets	$2,983	$2,235	$1,579	$6,797
Liabilities
Other borrowed funds	$2,715	$523	$116	$3,354
Accrued expenses		9	79	88
Other liabilities	268		188	456
Total liabilities	$2,983	$532	$383	$3,898
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts primarily represent Low Income Housing Tax Credit (LIHTC) investments.

Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
March 31, 2011
Market Street	$3,982	$3,986
Credit Card Securitization Trust	2,013	585
Tax Credit Investments (b)	1,705	576

December 31, 2010
Market Street	$3,584	$3,588
Credit Card Securitization Trust	2,269	1,004
Tax Credit Investments (b)	1,590	420
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs – Carrying Value” table as amounts in the preceding table reflect the elimination of intercompany assets and liabilities.
(b)	Amounts primarily represent LIHTC investments.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
March 31, 2011
Tax Credit Investments (a)	$4,248	$2,323	$877	$877	(c)	$351	(d)
Commercial Mortgage-Backed Securitizations (b)	78,144	78,144	2,074	2,074	(e)
Residential Mortgage-Backed Securitizations (b)	42,856	42,856	2,177	2,172	(e)	5	(d)
Collateralized Debt Obligations	18		1	1	(c)
Total	$125,266	$123,323	$5,129	$5,124		$356

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2010
Tax Credit Investments (a)	$4,086	$2,258	$782	$782	(c)	$301	(d)
Commercial Mortgage-Backed Securitizations (b)	79,142	79,142	2,068	2,068	(e)
Residential Mortgage-Backed Securitizations (b)	42,986	42,986	2,203	2,199	(e)	4	(d)
Collateralized Debt Obligations	18		1	1	(c)
Total	$126,232	$124,386	$5,054	$5,050		$305
(a)	Amounts primarily represent LIHTC investments. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired partnerships.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.

MARKET STREET

Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2010 and the first three months of 2011, Market Street met all of its funding needs through the issuance of commercial paper.

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

The commercial paper obligations at March 31, 2011 and December 31, 2010 were supported by Market Street’s assets. While PNC may be obligated to fund under the $6.7 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower such as by the over-collateralization of the assets or by another third party in the form of deal-specific credit enhancement. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC would be required to fund $1.4 billion of the liquidity facilities if the underlying assets are in default. Market Street creditors have no direct recourse to PNC.

PNC provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in June 2015. At March 31, 2011, $689 million was outstanding on this facility. This amount is eliminated in PNC’s Consolidated Balance Sheet as we consolidate Market Street. We are not required to nor have we provided additional financial support to the SPE.

CREDIT CARD SECURITIZATION TRUST

We are the sponsor of several credit card securitizations facilitated through a trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment. At March 31, 2011, Series 2007-1 and 2008-3 issued by the SPE were outstanding. Series 2006-1 was paid off during the first quarter of 2011.

Our continuing involvement in these securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. For each securitization series, our retained interests held are in the form of a pro-rata undivided interest, or sellers’ interest, in the transferred receivables, subordinated tranches of asset-backed securities, interest-only strips, discount receivables, and subordinated interests in accrued interest and fees in securitized receivables. We have consolidated the SPE as we are deemed the primary beneficiary of the entity based upon our level of continuing involvement. Our role as primary servicer gives us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of retained interests gives us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. Accordingly, all retained interests held in the credit card SPE are eliminated in consolidation. The underlying assets of the consolidated SPE are restricted only for payment of the beneficial interest issued by the SPE. We are not required to nor have we provided additional financial support to the SPE. Additionally, creditors of the SPE have no direct recourse to PNC.

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

Also, we are a national syndicator of affordable housing equity (together with the investments described above, the LIHTC investments). In these syndication transactions, we create funds in which our subsidiaries are the general partner or managing member and sell limited partnership or non-managing member interests to third parties, and in some cases may also purchase a limited partnership or non-managing member interest in the fund and/or provide mezzanine financing to the fund. The purpose of this business is to generate income from the syndication of these funds, generate servicing fees by managing the funds, and earn tax credits to reduce our tax liability. General partner or managing member activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships or LLCs, as well as oversight of the ongoing operations of the fund portfolio.

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

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our repurchase and recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At March 31, 2011, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our repurchase and recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

Loans Outstanding

In millions	March 31 2011	December 31 2010
Commercial lending
Commercial	$56,602	$55,177
Commercial real estate	17,133	17,934
Equipment lease financing	6,215	6,393
TOTAL COMMERCIAL LENDING	79,950	79,504
Consumer lending
Home equity	33,656	34,226
Residential real estate	15,333	15,999
Credit card	3,707	3,920
Other	16,741	16,946
TOTAL CONSUMER LENDING	69,437	71,091
Total loans (a) (b)	$149,387	$150,595
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.6 billion and $2.7 billion at March 31, 2011 and December 31, 2010, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

At March 31, 2011, we pledged $15.1 billion of loans to the Federal Reserve Bank and $32.9 billion of loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2010 were $12.6 billion and $32.4 billion, respectively.

Net Unfunded Credit Commitments

In millions	March 31 2011	December 31 2010
Commercial and commercial real estate	$60,150	$59,256
Home equity lines of credit	19,161	19,172
Credit card	14,832	14,725
Other	2,638	2,652
Total	$96,781	$95,805

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At March 31, 2011, commercial commitments reported above exclude $16.3 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2010 was $16.7 billion.

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

NOTE 5 ASSET QUALITY AND ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Asset Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates are a key indicator, among other considerations, of credit risk within the loan portfolios. The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent.

The level of nonperforming assets represents another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, TDRs, and other real estate owned (OREO) and foreclosed assets, but exclude purchased impaired loans. See Note 6 Purchased Impaired Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The following tables display the delinquency status of our loans and our nonperforming assets at March 31, 2011 and December 31, 2010.

Age Analysis of Past Due Accruing Loans

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (a) (b)	Nonperforming Loans	Purchased Impaired	Total Loans
March 31, 2011
Commercial	$54,892	$208	$56	$49	$313	$1,203	$194	$56,602
Commercial real estate	13,796	315	65	6	386	1,884	1,067	17,133
Equipment lease financing	6,097	72	5		77	41		6,215
Residential real estate	10,795	205	91	174	470	772	3,296	15,333
Home equity	29,824	146	96	165	407	464	2,961	33,656
Credit card	3,576	41	25	65	131			3,707
Other consumer	16,596	60	25	27	112	29	4	16,741
Total	$135,576	$1,047	$363	$486	$1,896	$4,393	$7,522	$149,387
Percentage of total loans	90.75%	.70%	.24%	.33%	1.27%	2.94%	5.04%	100.00%
December 31, 2010
Commercial	$53,273	$251	$92	$59	$402	$1,253	$249	$55,177
Commercial real estate	14,713	128	62	43	233	1,835	1,153	17,934
Equipment lease financing	6,276	37	2	1	40	77		6,393
Residential real estate	11,334	226	107	160	493	818	3,354	15,999
Home equity	30,334	159	91	174	424	448	3,020	34,226
Credit card	3,765	46	32	77	155			3,920
Other consumer	16,752	95	32	28	155	35	4	16,946
Total	$136,447	$942	$418	$542	$1,902	$4,466	$7,780	$150,595
Percentage of total loans	90.61%	.62%	.28%	.36%	1.26%	2.97%	5.16%	100.00%
(a)	Past due loan amounts exclude government insured or guaranteed loans, primarily residential mortgages, totaling $2.7 billion and $2.6 billion at March 31, 2011 and December 31, 2010, respectively. These loans are included in the Current category.
(b)	Past due loan amounts exclude purchased impaired loans as they are considered performing loans due to the accretion of interest income.

Nonperforming Assets

Dollars in millions	March 31, 2011	December 31, 2010
Nonperforming loans
Commercial	$1,203	$1,253
Commercial real estate	1,884	1,835
Equipment lease financing	41	77
TOTAL COMMERCIAL LENDING	3,128	3,165
Consumer (a)
Home equity	464	448
Residential real estate	772	818
Other	29	35
TOTAL CONSUMER LENDING	1,265	1,301
Total nonperforming loans	4,393	4,466
OREO and foreclosed assets
Other real estate owned (OREO)	802	767
Foreclosed and other assets	63	68
TOTAL FORECLOSED AND OTHER ASSETS	865	835
Total nonperforming assets	$5,258	$5,301
Nonperforming loans to total loans	2.94%	2.97%
Nonperforming assets to total loans, OREO and foreclosed assets	3.50	3.50
Nonperforming assets to total assets	2.03	2.01
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered TDRs. See Note 1 Accounting Policies for additional information. TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonperforming loans in the table above include TDRs of $882 million at March 31, 2011 and $784 million at December 31, 2010.

TDRs returned to performing (accrual) status totaled $639 million and $543 million at March 31, 2011 and December 31, 2010, respectively, and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms.

In addition, credit cards and certain small business and consumer credit agreements whose terms have been modified are TDRs and totalled $314 million and $331 million at March 31, 2011 and December 31, 2010, respectively. However, since our policy is to exempt these loans from being placed on nonperforming status as permitted by regulatory guidance, these loans are excluded from nonperforming loans. As such, generally under the modified terms, these loans are directly charged off in the period that they become 120 to 180 days past due. At March 31, 2011 and December 31, 2010, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.

Additional Asset Quality Indicators

We have two overall portfolio segments – Commercial Lending and Consumer Lending. Each of these two segments is comprised of one or more loan classes. Classes are characterized by similarities in initial measurement, risk attributes and the manner in which we monitor and assess credit risk. The commercial segment is comprised of the commercial, commercial real estate, equipment lease financing, and commercial purchased impaired loan classes. The consumer segment is comprised of the residential real estate, home equity, credit card, other consumer, and consumer purchased impaired loan classes. Asset quality indicators for each of these loan classes are discussed in more detail below.

Commercial Loan Class

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk- rating methodology provides risk granularity in the monitoring process on an ongoing basis. We adjust our risk-rating process through updates based on actual experience. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity, reflects the relative estimated likelihood of loss for that loan at the reporting date. Loans with low PD and LGD have the lowest likelihood of loss. Conversely, loans with high PD and LGD have the highest likelihood of loss.

Based upon the amount of the lending arrangement and of the credit risk described above, we follow a formal schedule of periodic review. Generally, for higher risk loans this occurs on a quarterly basis, although we have established practices to review such credit risk more frequently, if circumstances warrant.

Commercial Real Estate Loan Class

We manage credit risk associated with our commercial real estate projects and commercial mortgage activities similar to commercial loans by analyzing PD and LGD. However, due to the nature of the collateral, for commercial real estate projects and commercial mortgages, the LGDs tend to be significantly lower than those seen in the commercial class. Additionally, risks connected with commercial real estate projects and commercial mortgage activities tend to be correlated to the loan structure and collateral location, project progress and business environment. As a result, these attributes are also monitored and utilized in assessing credit risk.

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

Equipment Lease Financing Loan Class

Similar to the other classes of loans within Commercial Lending, loans within the equipment lease financing class undergo a rigorous underwriting process. During this process, a PD and LGD are assigned based on the credit risk.

Based upon the dollar amount of the lease and of the level of credit risk, we follow a formal schedule of periodic review. Generally, this occurs on a quarterly basis, although we have established practices to review such credit risk more frequently, if circumstances warrant. Our review process entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance.

Commercial Purchased Impaired Loans Class

The credit impacts of purchased impaired loans are primarily determined through the estimation of expected cash flows. Commercial cash flow estimates are influenced by a number of credit related items which include but are not limited to: changes in estimated collateral value, receipt of additional collateral, secondary trading prices, circumstances of possible and/or ongoing liquidation, capital availability, business operations and payment patterns.

We attempt to proactively manage these factors by using various procedures that are customized to the risk of a given loan. These procedures include a review by our Special Asset Committee (SAC), ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

See Note 6 Purchased Impaired Loans for additional information.

Commercial Lending Asset Quality Indicators

		Criticized Commercial Loans
In millions	Pass Rated (a)	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
March 31, 2011
Commercial	$50,550	$1,850	$3,603	$405	$56,408
Commercial real estate	10,594	1,193	3,785	494	16,066
Equipment lease financing	5,954	81	168	12	6,215
Purchased impaired loans	122	33	864	242	1,261
Total commercial lending (e)	$67,220	$3,157	$8,420	$1,153	$79,950
December 31, 2010
Commercial	$48,556	$1,926	$3,883	$563	$54,928
Commercial real estate	11,014	1,289	3,914	564	16,781
Equipment lease financing	6,121	64	162	46	6,393
Purchased impaired loans	106	35	883	378	1,402
Total commercial lending (e)	$65,797	$3,314	$8,842	$1,551	$79,504
(a)	Pass Rated assets include loans not classified as “Special Mention,” “Substandard,” or “Doubtful.”
(b)	Special Mention rated assets have a potential weakness that deserves management’s close attention. If left uncorrected these potential weaknesses may result in deterioration of repayment prospects at some future date. These assets do not expose us to sufficient risk to warrant adverse classification at this time.
(c)	Substandard rated assets have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(d)	Doubtful rated assets possess all the inherent weaknesses of a Substandard asset with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(e)	Nonperforming loans are included above based on their applicable category as “Pass,” “Special Mention,” “Substandard” or “Doubtful.”

Residential Real Estate and Home Equity Loan Classes

We use several credit quality indicators, including credit scores, LTV ratios, delinquency rates, loan types and geography to monitor and manage credit risk within the residential real estate and home equity classes. We evaluate mortgage loan performance by source originators and loan servicers. A summary of asset quality indicators follows:

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

At least annually, we obtain an updated property valuations on the real estate secured loans. For open credit lines secured by real estate or facilities in regions experiencing significant declines in property values, more frequent valuations may occur. The property values are monitored to determine LTV migration and those LTV migrations are stratified within various markets. Trends are analyzed to establish appropriate lending criteria to fit within our desired moderate risk profile.

Consumer Real Estate Secured Asset Quality Indicators

	Higher Risk Loans (a)		All Other Loans		Total Loans	Loans with LTV > 100%
In millions	Amount	% of Total Loans	Amount	% of Total Loans	Amount	Amount	% of Total Loans
March 31, 2011
Home equity (b)	$1,070	3%	$32,586	97%	$33,656	$265	1%
Residential real estate (c)	644	4%	14,689	96%	15,333	1,250	8%
Total (d)	$1,714	3%	$47,275	97%	$48,989	$1,515	3%
December 31, 2010
Home equity (b)	$1,203	4%	$33,023	96%	$34,226	$285	1%
Residential real estate (c)	671	4%	15,328	96%	15,999	1,331	8%
Total (d)	$1,874	4%	$48,351	96%	$50,225	$1,616	3%
(a)	Higher Risk Loans are defined as loans with a recent FICO credit score of less than or equal to 660 and a LTV ratio greater than or equal to 90%.
(b)	Within the higher risk home equity class at March 31, 2011, approximately 12% were in some stage of delinquency and 7% were in late stage (90+ days) delinquency status. These higher risk loans were concentrated with 31% in Pennsylvania, 13% in Ohio, 12% in New Jersey, 7% in Illinois, 5% in Michigan, and 5% in Kentucky, with the remaining loans dispersed across several other states. At December 31, 2010, approximately 10% were in some stage of delinquency and 6% were in late stage (90+ days) delinquency status. These higher risk loans were concentrated with 28% in Pennsylvania, 13% in Ohio, 11% in New Jersey, 7% in Illinois, 6% in Michigan, and 5% in Kentucky, with the remaining loans dispersed across several other states.
(c)	Within the higher risk residential real estate class at March 31, 2011, approximately 47% were in some stage of delinquency and 38% were in late stage (90+ days) delinquency status. These higher risk loans were concentrated with 23% in California, 11% in Illinois, 11% in Florida, 8% in Maryland, 5% in New Jersey, and 4% each in Ohio, Pennsylvania, and Virginia, with the remaining loans dispersed across several other states. At December 31, 2010, approximately 49% were in some stage of delinquency and 38% were in late stage (90+ days) delinquency status. These higher risk loans were concentrated with 23% in California, 11% in Florida, 11% in Illinois, 8% in Maryland, and 4% each in Ohio, Pennsylvania, and New Jersey, with the remaining loans dispersed across several other states.
(d)	Total loans include purchased impaired loans of $6.3 billion at March 31, 2011 and $6.4 billion at December 31, 2010.

Credit Card and Other Consumer Loan Classes

We monitor a variety of asset quality information in the management of the credit card and other consumer loan classes. Other consumer loan classes include education, automobile, and other secured and unsecured lines and loans. Along with the trending of delinquencies and losses for each class, FICO credit score updates are obtained at least annually, as well as a variety of credit bureau attributes.

The combination of FICO scores and delinquency status are used to estimate the likelihood of loss for consumer exposure at the reporting date. Loans with high FICO scores tend to have a lower likelihood of loss. Conversely, loans with low FICO scores tend to have a higher likelihood of loss.

Consumer Purchased Impaired Loans Class

Estimates of the expected cash flows primarily determine the credit impacts of consumer purchased impaired loans. Consumer cash flow estimates are influenced by a number of credit related items which include, but are not limited to, estimated real estate values, payment patterns, FICO scores, economic environment, LTV ratios and the date of origination. These key drivers are monitored regularly to help ensure that concentrations of risk are mitigated and cash flows are maximized.

See Note 6 Purchased Impaired Loans for additional information.

Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans	Amount	% of Total Loans
March 31, 2011
FICO greater than 719	$1,834	50%	$4,208	58%
650 to 719	1,076	29	1,999	27
620 to 649	191	5	308	4
Less than 620	347	9	623	9
Unscored (c)	259	7	136	2
Total loan balance	$3,707	100%	$7,274	100%
Weighted average current FICO score (d)		717		715
December 31, 2010
FICO greater than 719	$1,895	48%	$4,135	58%
650 to 719	1,149	29	1,984	28
620 to 649	183	5	295	4
Less than 620	424	11	652	9
Unscored (c)	269	7	81	1
Total loan balance	$3,920	100%	$7,147	100%
Weighted average current FICO score (d)		709		713

(a)	At March 31, 2011, we had $58 million of credit card loans that are higher risk (i.e., loans with FICO scores less than 660 and in late stage (90+ days) delinquency status). Within this portfolio, 19% are located in Ohio, 14% in Michigan, 14% in Pennsylvania, 8% in Illinois, and 7% in Indiana, with the remaining loans dispersed across several other states. At December 31, 2010, we had $70 million of credit card loans that are higher risk. Within this portfolio, 20% were located in Ohio, 14% in Michigan, 14% in Pennsylvania, 8% in Illinois, and 7% in Indiana, with the remaining loans dispersed across several other states.
(b)	Other consumer loans include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which FICO scores are not used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. These loans totaled $9.5 billion and $9.8 billion at March 31, 2011 and December 31, 2010, respectively.
(c)	Credit card unscored refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot get an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or collateral secured cards for which FICO scores were not available or required. Management proactively assesses the risk and size of the unscored loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted average current FICO score excludes accounts with no score.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain the ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We use the two main portfolio segments – Commercial Lending and Consumer Lending – and we develop and document the ALLL under separate methodologies for each of these segments as further discussed and presented below.

Allowance for Loan and Lease Losses Components

For purchased non-impaired loans, the ALLL is the sum of three components: asset specific/individual impaired reserves, quantitative (formulaic or pooled) reserves, and qualitative (judgmental) reserves. See Note 6 Purchased Impaired Loans for additional ALLL information. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are constantly changing as the financial strength of the borrower and overall economic conditions change, there were no significant changes to our ALLL methodology during the first three months of 2011.

Asset Specific/Individual Component

Nonperforming loans and TDRs are considered impaired and are allocated a specific reserve. See Note 1 Accounting Policies for additional information.

Commercial Lending Quantitative Component

The estimates of the quantitative component of ALLL for exposure within the commercial lending portfolio segment are determined through a statistical loss model utilizing PD, LGD, and EAD. Based upon loan risk ratings we assign PDs and LGDs. Each of these statistical parameters is determined based on historical data and observable factors including those pertaining to specific borrowers that have proven to be statistically significant in the estimation of incurred losses. PD is influenced by such factors as liquidity, industry, obligor financial structure, access to capital, and cash flow. LGD is influenced by collateral type, LTV, and guarantees by related parties.

Consumer Lending Quantitative Component

Quantitative estimates within the consumer lending portfolio segment are calculated using a roll-rate model based on statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off. In general, the estimated rates at which loan outstandings roll from one stage of delinquency to another are dependent on various factors such as FICO, LTV ratios, the current economic environment, and geography. Within the consumer lending portfolio segment, our Asset & Liability Management Group manages $3.6 billion of purchased mortgage loans that are serviced by third parties. Asset & Liability Management uses a loan loss reserve methodology that uses delinquent balances and a loss severity assumption to calculate the level of pooled loan loss reserves to be held against the portfolio.

Qualitative Component

While our quantitative reserve methodologies strive to reflect all risk factors, there continues to be a certain element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We adjust the ALLL in consideration of these factors. The ALLL also includes factors which may not be directly measured in the determination of asset specific or quantitative reserves. Such qualitative factors include:

•	Credit quality trends;
•	Loss experience in particular portfolios;
•	Macro economic factors; and
•	Changes in risk selection and underwriting standards.

Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
March 31, 2011
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$2,567	$2,320	$4,887
Charge-offs	(351)	(323)	(674)
Recoveries	103	38	141
Net charge-offs	(248)	(285)	(533)
Provision for credit losses	127	294	421
Net change in allowance for unfunded loan commitments and letters of credit	9	(25)	(16)
March 31	$2,455	$2,304	$4,759
TDRs individually evaluated for impairment	$27	$502	$529
Other loans individually evaluated for impairment	776		776
Loans collectively evaluated for impairment	1,355	1,223	2,578
Purchased impaired loans	297	579	876
March 31	$2,455	$2,304	$4,759
LOAN PORTFOLIO
TDRs individually evaluated for impairment	$260	$1,575	$1,835
Other loans individually evaluated for impairment	2,848		2,848
Loans collectively evaluated for impairment	75,581	61,601	137,182
Purchased impaired loans	1,261	6,261	7,522
March 31	$79,950	$69,437	$149,387
Ratio of the allowance for loan and lease losses to total loans	3.07%	3.32%	3.19%
March 31, 2010
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$3,345	$1,727	$5,072
Charge-offs	(547)	(280)	(827)
Recoveries	110	26	136
Net charge-offs	(437)	(254)	(691)
Provision for credit losses	393	358	751
Adoption of ASU 2009-17, Consolidations		141	141
Acquired allowance adjustments	2		2
Net change in allowance for unfunded loan commitments and letters of credit	44		44
March 31	$3,347	$1,972	$5,319
TDRs individually evaluated for impairment	$2	$108	$110
Other loans individually evaluated for impairment	1,140		1,140
Loans collectively evaluated for impairment	1,918	1,547	3,465
Purchased impaired loans	287	317	604
March 31	$3,347	$1,972	$5,319
LOAN PORTFOLIO
TDRs individually evaluated for impairment	$33	$352	$385
Other loans individually evaluated for impairment	4,016		4,016
Loans collectively evaluated for impairment	76,889	66,303	143,192
Purchased impaired loans	1,826	7,847	9,673
March 31	$82,764	$74,502	$157,266
Ratio of the allowance for loan and lease losses to total loans	4.04%	2.65%	3.38%

Originated Impaired Loans

Originated impaired loans exclude leases and smaller balance homogeneous type loans as well as purchased impaired loans, but include acquired loans that are impaired subsequent to acquisition. See Note 6 Purchased Impaired Loans for additional information. We did not recognize any interest income on originated impaired loans, including TDRs that have not returned to performing status, while they were impaired during the three months ended March 31, 2011 and March 31, 2010. The following table provides further detail on originated impaired loans individually evaluated for reserves and the associated ALLL.

Originated Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance (a)	Average Recorded Investment (b)
March 31, 2011
Impaired loans with an associated allowance
Commercial	$1,648	$1,132	$374	$1,155
Commercial real estate	2,013	1,492	429	1,469
Residential real estate	625	586	158	525
Home equity	765	671	254	647
Credit card	286	286	84	294
Other consumer	32	32	6	33
Total impaired loans with an associated allowance	$5,369	$4,199	$1,305	$4,123
Impaired loans without an associated allowance
Commercial	$105	$71		$73
Commercial real estate	576	413		401
Total impaired loans without an associated allowance	$681	$484		$474
Total impaired loans	$6,050	$4,683	$1,305	$4,597
December 31, 2010
Impaired loans with an associated allowance
Commercial	$1,769	$1,178	$410	$1,533
Commercial real estate	1,927	1,446	449	1,732
Residential real estate	521	465	122	309
Home equity	622	622	207	448
Credit card	301	301	149	275
Other consumer	34	34	7	30
Total impaired loans with an associated allowance	$5,174	$4,046	$1,344	$4,327
Impaired loans without an associated allowance
Commercial	$87	$75		$90
Commercial real estate	525	389		320
Total impaired loans without an associated allowance	$612	$464		$410
Total impaired loans	$5,786	$4,510	$1,344	$4,737
(a)	Associated allowance amounts include $529 million and $509 million for TDRs at March 31, 2011 and December 31, 2010, respectively.
(b)	Average recorded investment is for the quarter ended March 31, 2011 and year ended December 31, 2010 and does not include the associated allowance.

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is adequate to absorb estimated probable losses related to these unfunded credit facilities. See Note 1 Accounting Policies for additional information.

Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2011	2010
January 1	$188	$296
Net change in allowance for unfunded loan commitments and letters of credit	16	(44)
March 31	$204	$252

NOTE 6 PURCHASED IMPAIRED LOANS

As further described in Note 6 of the 2010 Form 10-K, at December 31, 2008, we identified certain loans related to the National City acquisition, for which there was evidence of credit quality deterioration since origination and it was probable that we would be unable to collect all contractually required principal and interest payments. GAAP requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for such loans acquired in a transfer.

Purchased Impaired Loans

	March 31, 2011		December 31, 2010
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial	$194	$348	$249	$408
Commercial real estate	1,067	1,285	1,153	1,391
Consumer	2,965	3,926	3,024	4,121
Residential real estate	3,296	3,688	3,354	3,803
Total	$7,522	$9,247	$7,780	$9,723

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

During the first three months of 2011, $1 million of provision and $22 million of charge-offs were recorded on purchased impaired loans. As of March 31, 2011, decreases in the net present value of expected cash flows of purchased impaired loans resulted in an allowance for loan and lease losses of $876 million on $5.8 billion of the impaired loans while the remaining $1.7 billion of impaired loans required no allowance as net present value of expected cash flows improved or remained the same. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

Activity for the accretable yield for the first three months of 2011 follows.

Accretable Yield

In millions	2011
January 1	$2,185
Accretion (including cash recoveries)	(241)
Net reclassifications to accretable from non-accretable	288
Disposals	(35)
March 31	$2,197

NOTE 7 INVESTMENT SECURITIES

Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
March 31, 2011
Securities Available for Sale
Debt securities
US Treasury and government agencies	$5,119	$133	$(23)	$5,229
Residential mortgage-backed
Agency	29,519	362	(412)	29,469
Non-agency	7,876	257	(962)	7,171
Commercial mortgage-backed
Agency	1,305	22	(2)	1,325
Non-agency	1,998	86	(5)	2,079
Asset-backed	3,005	39	(180)	2,864
State and municipal	2,254	43	(63)	2,234
Other debt	3,748	85	(17)	3,816
Total debt securities	54,824	1,027	(1,664)	54,187
Corporate stocks and other	340			340
Total securities available for sale	$55,164	$1,027	$(1,664)	$54,527
Securities Held to Maturity
Debt securities
Commercial mortgage-backed (non-agency)	$4,169	$144	$(3)	$4,310
Asset-backed	2,287	34	(1)	2,320
Other debt	9	1		10
Total securities held to maturity	$6,465	$179	$(4)	$6,640

December 31, 2010

Securities Available for Sale
Debt securities
US Treasury and government agencies	$5,575	$157	$(22)	$5,710
Residential mortgage-backed
Agency	31,697	443	(420)	31,720
Non-agency	8,193	230	(1,190)	7,233
Commercial mortgage-backed
Agency	1,763	40	(6)	1,797
Non-agency	1,794	73	(11)	1,856
Asset-backed	2,780	40	(238)	2,582
State and municipal	1,999	30	(72)	1,957
Other debt	3,992	102	(17)	4,077
Total debt securities	57,793	1,115	(1,976)	56,932
Corporate stocks and other	378			378
Total securities available for sale	$58,171	$1,115	$(1,976)	$57,310
Securities Held to Maturity
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$178	$(4)	$4,490
Asset-backed	2,626	51	(1)	2,676
Other debt	10	1		11
Total securities held to maturity	$6,952	$230	$(5)	$7,177

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related.

The following table presents gross unrealized loss and fair value of securities available for sale at March 31, 2011 and December 31, 2010. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive loss.

The gross unrealized loss on debt securities held to maturity was $4 million at March 31, 2011 and $5 million at December 31, 2010 with $608 million and $675 million of positions in a continuous loss position for less than 12 months at March 31, 2011 and December 31, 2010, respectively.

Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2011
Debt securities
US Treasury and government agencies	$(23)	$1,115			$(23)	$1,115
Residential mortgage-backed
Agency	(379)	15,342	$(33)	$736	(412)	16,078
Non-agency	(8)	367	(954)	5,485	(962)	5,852
Commercial mortgage-backed
Agency	(2)	320			(2)	320
Non-agency	(4)	341	(1)	43	(5)	384
Asset-backed	(2)	439	(178)	789	(180)	1,228
State and municipal	(14)	550	(49)	243	(63)	793
Other debt	(15)	883	(2)	13	(17)	896
Total	$(447)	$19,357	$(1,217)	$7,309	$(1,664)	$26,666
December 31, 2010
Debt securities
US Treasury and government agencies	$(22)	$398			$(22)	$398
Residential mortgage-backed
Agency	(406)	17,040	$(14)	$186	(420)	17,226
Non-agency	(17)	345	(1,173)	5,707	(1,190)	6,052
Commercial mortgage-backed
Agency	(6)	344			(6)	344
Non-agency	(8)	184	(3)	84	(11)	268
Asset-backed	(5)	441	(233)	776	(238)	1,217
State and municipal	(22)	931	(50)	247	(72)	1,178
Other debt	(14)	701	(3)	13	(17)	714
Total	$(500)	$20,384	$(1,476)	$7,013	$(1,976)	$27,397

Evaluating Investments for Other-than-Temporary Impairments

For the securities in the above table, as of March 31, 2011 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

Non-Agency Residential Mortgage-Backed Securities and Asset-Backed Securities Collateralized by First-Lien and Second-Lien Residential Mortgage Loans

Potential credit losses on these securities are evaluated on a security by security basis. Collateral performance assumptions are developed for each security after reviewing collateral composition and collateral performance statistics. This includes analyzing recent delinquency roll rates, loss severities, voluntary prepayments, and various other collateral and performance metrics. This information is then combined with general expectations on the housing market and other economic factors to develop estimates of future performance.

Security level assumptions for prepayments, loan defaults, and loss given default are applied to every security using a third-party cash flow model. The third-party cash flow model then generates projected cash flows according to the structure of each security. Based on the results of the cash flow analysis, we determine whether we will recover the amortized cost basis of our security.

Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

March 31, 2011	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	3-12	5
Remaining collateral expected to default
Prime	1-54%	20%
Alt-A	3-89	44
Loss severity
Prime	14-72%	46%
Alt-A	29-85	58
(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

During the first quarter of 2011 and 2010, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Credit Losses Recognized in Earnings

	Three months ended March 31
In millions	2011	2010
Available for sale securities:
Non-agency residential mortgage-backed	$(28)	$(73)
Asset-backed	(5)	(43)
Other debt	(1)
Total	$(34)	$(116)

Summary of OTTI Noncredit (Losses) Recoveries Included in Accumulated Other Comprehensive Loss

	Three months ended March 31
In millions	2011	2010
Total	$4	$(124)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended March 31, 2011
December 31, 2010	$(709)	$(11)	$(223)	$(12)	$(955)
Loss where impairment was not previously recognized	(3)			(1)	(4)
Additional loss where credit impairment was previously recognized	(25)		(5)		(30)
Reduction due to credit impaired securities sold		5			5
March 31, 2011	$(737)	$(6)	$(228)	$(13)	$(984)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset- backed	Other debt	Total
For the three months ended March 31, 2010
December 31, 2009	$(479)	$(6)	$(145)	$(12)	$(642)
Loss where impairment was not previously recognized	(12)		(5)		(17)
Additional loss where credit impairment was previously recognized	(61)		(38)		(99)
Reduction due to credit impaired securities sold	12				12
March 31, 2010	$(540)	$(6)	$(188)	$(12)	$(746)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the three months ended March 31
2011	$8,178	$109	$(72)	$37	$13
2010	6,040	144	(54)	90	31

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities March 31, 2011.

Contractual Maturity of Debt Securities

March 31, 2011 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$50	$1,921	$2,722	$426	$5,119
Residential mortgage-backed
Agency		31	1,358	28,130	29,519
Non-agency			32	7,844	7,876
Commercial mortgage-backed
Agency		684	616	5	1,305
Non-agency		125		1,873	1,998
Asset-backed	1	449	476	2,079	3,005
State and municipal	36	137	330	1,751	2,254
Other debt	40	2,321	914	473	3,748
Total debt securities available for sale	$127	$5,668	$6,448	$42,581	$54,824
Fair value	$126	$5,785	$6,592	$41,684	$54,187
Weighted-average yield, GAAP basis	1.83%	2.76%	3.41%	4.15%	3.92%
SECURITIES HELD TO MATURITY
Commercial mortgage-backed (non-agency)	$144	$55	$74	$3,896	$4,169
Asset-backed	80	1,659	212	336	2,287
Other debt		1	6	2	9
Total debt securities held to maturity	$224	$1,715	$292	$4,234	$6,465
Fair value	$232	$1,745	$297	$4,366	$6,640
Weighted-average yield, GAAP basis	4.36%	2.56%	2.17%	4.87%	4.12%

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of March 31, 2011:

Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

March 31, 2011
Agency mortgage-backed securities	5.1 years
Non-agency mortgage-backed securities	4.9 years
Agency commercial mortgage-backed securities	5.1 years
Non-agency commercial mortgage-backed securities	3.0 years
Asset-backed securities	3.1 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31, 2011	December 31, 2010
Pledged to others	$24,607	$27,985
Accepted from others:
Permitted by contract or custom to sell or repledge	2,174	3,529
Permitted amount repledged to others	939	1,971

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

Securities Available for Sale and Trading Securities

Securities accounted for at fair value include both the available for sale and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 53% of our positions, we use prices obtained from pricing services provided by third party vendors. For an additional 12% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. One of the vendors’ prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Management uses various methods and techniques to corroborate prices obtained from pricing services and dealers, including reference to other dealer or market quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. Dealer quotes received are typically non-binding. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include using a discounted cash flow approach or, in certain instances, identifying a proxy security, market transaction or index. For certain security types, primarily non-agency residential securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at March 31, 2011 and December 31, 2010, the relevant pricing service information was the predominant input.

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

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Fair Value Measurements – Summary

	March 31, 2011				December 31, 2010
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$4,808	$421		$5,229	$5,289	$421		$5,710
Residential mortgage-backed
Agency		29,469		29,469		31,720		31,720
Non-agency			$7,171	7,171			$7,233	7,233
Commercial mortgage-backed
Agency		1,325		1,325		1,797		1,797
Non-agency		2,079		2,079		1,856		1,856
Asset-backed		1,840	1,024	2,864		1,537	1,045	2,582
State and municipal		1,893	341	2,234		1,729	228	1,957
Other debt		3,743	73	3,816		4,004	73	4,077
Total debt securities	4,808	40,770	8,609	54,187	5,289	43,064	8,579	56,932
Corporate stocks and other	249	90	1	340	307	67	4	378
Total securities available for sale	5,057	40,860	8,610	54,527	5,596	43,131	8,583	57,310
Financial derivatives (a) (b)
Interest rate contracts		4,846	41	4,887		5,502	68	5,570
Other contracts		180	9	189		178	9	187
Total financial derivatives		5,026	50	5,076		5,680	77	5,757
Residential mortgage loans held for sale (c)		1,826		1,826		1,878		1,878
Trading securities (d)
Debt (e)	1,550	600	60	2,210	1,348	367	69	1,784
Equity	44			44	42			42
Total trading securities	1,594	600	60	2,254	1,390	367	69	1,826
Residential mortgage servicing rights (f)			1,109	1,109			1,033	1,033
Commercial mortgage loans held for sale (c)			858	858			877	877
Equity investments
Direct investments			794	794			749	749
Indirect investments (g)			663	663			635	635
Total equity investments			1,457	1,457			1,384	1,384
Customer resale agreements (h)		823		823		866		866
Loans (i)		227	2	229		114	2	116
Other assets
BlackRock Series C Preferred Stock (j)			447	447			396	396
Other		460	8	468		450	7	457
Total other assets		460	455	915		450	403	853
Total assets	$6,651	$49,822	$12,601	$69,074	$6,986	$52,486	$12,428	$71,900
Liabilities
Financial derivatives (b) (k)
Interest rate contracts		$3,666	$18	$3,684		$4,302	$56	$4,358
BlackRock LTIP			447	447			396	396
Other contracts		180	11	191		173	8	181
Total financial derivatives		3,846	476	4,322		4,475	460	4,935
Trading securities sold short (l)
Debt (e)	$1,211	33		1,244	$2,514	16		2,530
Equity
Total trading securities sold short	1,211	33		1,244	2,514	16		2,530
Other liabilities		3		3		6		6
Total liabilities	$1,211	$3,882	$476	$5,569	$2,514	$4,497	$460	$7,471
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at March 31, 2011 and December 31, 2010 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At March 31, 2011 and December 31, 2010, respectively, the net asset amounts were $1.6 billion and $1.9 billion and the net liability amounts were $.9 billion and $1.1 billion.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.

(d)	Fair value includes net unrealized gains of $11 million at March 31, 2011 compared with net unrealized losses of $17 million at December 31, 2010.
(e)	Approximately 70% of these securities are US Treasury and government agencies securities at March 31, 2011.
(f)	Included in Other intangible assets on our Consolidated Balance Sheet.
(g)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.
(h)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(i)	Included in Loans on our Consolidated Balance Sheet.
(j)	PNC has elected the fair value option for these shares.
(k)	Included in Other liabilities on our Consolidated Balance Sheet.
(l)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2011 and 2010 follow.

Three Months Ended March 31, 2011

		Total realized / unrealized gains or losses (a)							(*) Attributable to unrealized gains or losses related to assets and liabilities held at March 31, 2011
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2010	Included in Earnings (*)	Included in other comprehensive income	Purchases	Sales	Issuances	Settlements	Fair Value March 31, 2011
Assets
Securities available for sale
Residential mortgage-backed non-agency	$7,233	$(6)	$255	$42			$(353)	$7,171	$(28)
Asset-backed	1,045	(3)	54				(72)	1,024	(5)
State and municipal	228		2	116			(5)	341
Other debt	73	(1)	2		$(1)			73	(1)
Corporate stocks and other	4						(3)	1
Total securities available for sale	8,583	(10)	313	158	(1)		(433)	8,610	(34)
Financial derivatives	77	43					(70)	50	38
Trading securities – Debt	69	(4)					(5)	60	(5)
Residential mortgage servicing rights	1,033	36		48		$39	(47)	1,109	35
Commercial mortgage loans held for sale	877	(7)			(7)		(5)	858	(6)
Equity investments
Direct investments	749	13		47	(15)			794	11
Indirect investments	635	44		11	(27)			663	42
Total equity investments	1,384	57		58	(42)			1,457	53
Loans	2							2
Other assets
BlackRock Series C Preferred Stock	396	51						447	51
Other	7			1				8
Total other assets	403	51		1				455	51
Total assets	$12,428	$166	$313	$265	$(50)	$39	$(560)	$12,601	$132
Total liabilities (c)	$460	$64			$3		$(51)	$476	$64

Three Months Ended March 31, 2010

		Total realized / unrealized gains or losses (a)						(*) Attributable to unrealized gains or losses related to assets and liabilities held at March 31, 2010
Level 3 Instruments Only In millions	Fair Value December 31, 2009	Included in Earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value March 31, 2010
Assets
Securities available for sale
Residential mortgage-backed agency	$5			$(5)
Residential mortgage-backed non-agency	8,302	$(69)	$285	(808)			$7,710	$(73)
Commercial mortgage-backed non-agency	6				$2	$(5)	3
Asset-backed	1,254	(43)	57	(81)			1,187	(43)
State and municipal	266		(6)	11	1		272
Other debt	53		3	(2)	29		83
Corporate stocks and other	47		(1)	1			47
Total securities available for sale	9,933	(112)	338	(884)	32	(5)	9,302	(116)
Financial derivatives	50	36					86	51
Trading securities – Debt	89	(4)		(8)			77	(4)
Residential mortgage servicing rights	1,332	(35)		(26)			1,271	(34)
Commercial mortgage loans held for sale	1,050	9		(18)			1,041	9
Equity investments
Direct investments	595	25		(18)			602	15
Indirect investments	593	17		(4)			606	11
Total equity investments	1,188	42		(22)			1,208	26
Other assets
BlackRock Series C Preferred Stock	486	(30)		(4)			452
Other	23		(3)	(11)			9
Total other assets	509	(30)	(3)	(15)			461
Total assets	$14,151	$(94)	$335	$(973)	$32	$(5)	$13,446	$(68)
Total liabilities (c)	$506	$(14)		$2			$494	$27
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $102 million for the first three months of 2011 compared with net losses of $80 million for the first three months of 2010. These amounts included net unrealized gains of $68 million and amortization and accretion of $24 million for the first three months of 2011 compared with net unrealized losses of $95 million and amortization and accretion of $32 million for the first three months of 2010. The amortization and accretion amounts were included in interest income, and all other amounts were included in noninterest income on the Consolidated Income Statement.

During the first three months of 2011 and 2010, no material transfers of assets or liabilities between the hierarchy levels occurred.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment.

The amounts below for nonaccrual loans represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the net book value of the collateral from the borrower’s most recent financial statements if no appraisal is available. If an appraisal is outdated due to changed project or market conditions, or if the net book value is utilized, management applies internal assumptions in determining fair value. The amounts below for loans held for sale represent the carrying value of loans for which adjustments are primarily based on observable market data, management’s internal assumptions or the appraised value of collateral. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial mortgage servicing rights reflect an impairment of three strata at March 31, 2011 and at December 31, 2010, respectively. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds. The amounts below for long-lived assets held for sale represent the carrying value of the asset for which adjustments are primarily based upon the most recent appraised value or, if the net book value is utilized, management applies internal assumptions in determining fair value.

Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2011	December 31 2010	March 31 2011	March 31 2010
Assets
Nonaccrual loans	$458	$429	$(71)	$(34)
Loans held for sale	60	350	(1)	(2)
Equity investments (b)		3
Commercial mortgage servicing rights	627	644	(35)	(4)
Other intangible assets		1
Foreclosed and other assets	149	245	(29)	(30)
Long-lived assets held for sale	33	25	(1)	(9)
Total assets	$1,327	$1,697	$(137)	$(79)

(a)	All Level 3.
(b)	Includes LIHTC and other equity investments.

Fair Value Option

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the first three months of 2011 and 2010 were not material.

Residential Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. Throughout 2010 and the first three months of 2011, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for the first three months of 2011 and 2010 were not material.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in other interest income. Changes in fair value due to instrument-specific credit risk for both the first three months of 2011 and 2010 were not material.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended
In millions	March 31 2011	March 31 2010
Assets
Customer resale agreements	$(8)	$1
Commercial mortgage loans held for sale	(7)	9
Residential mortgage loans held for sale	48	46
Residential mortgage loans – portfolio	10	2
BlackRock Series C Preferred Stock	51	(30)

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2011
Customer resale agreements	$823	$771	$52
Residential mortgage loans held for sale
Performing loans	1,798	1,768	30
Loans 90 days or more past due	25	31	(6)
Nonaccrual loans	3	6	(3)
Total	1,826	1,805	21
Commercial mortgage loans held for sale (a)
Performing loans	836	986	(150)
Nonaccrual loans	22	32	(10)
Total	858	1,018	(160)
Residential mortgage loans – portfolio
Performing loans	55	71	(16)
Loans 90 days or more past due	78	85	(7)
Nonaccrual loans	96	190	(94)
Total	$229	$346	$(117)
December 31, 2010
Customer resale agreements	$866	$806	$60
Residential mortgage loans held for sale
Performing loans	1,844	1,839	5
Loans 90 days or more past due	33	41	(8)
Nonaccrual loans	1	2	(1)
Total	1,878	1,882	(4)
Commercial mortgage loans held for sale (a)
Performing loans	847	990	(143)
Nonaccrual loans	30	49	(19)
Total	877	1,039	(162)
Residential mortgage loans – portfolio
Performing loans	36	44	(8)
Loans 90 days or more past due	64	67	(3)
Nonaccrual loans	16	31	(15)
Total	$116	$142	$(26)

(a)	There were no loans 90 days or more past due within this category at March 31, 2011 or December 31, 2010.

ADDITIONAL FAIR VALUE INFORMATION RELATED TO FINANCIAL INSTRUMENTS

	March 31, 2011		December 31, 2010
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$8,081	$8,081	$9,711	$9,711
Trading securities	2,254	2,254	1,826	1,826
Investment securities	60,992	61,167	64,262	64,487
Loans held for sale	2,980	2,982	3,492	3,492
Net loans (excludes leases)	138,414	140,365	139,316	141,431
Other assets	4,537	4,537	4,664	4,664
Mortgage servicing rights	1,754	1,763	1,698	1,707
Financial derivatives
Designated as hedging instruments under GAAP	1,104	1,104	1,255	1,255
Not designated as hedging instruments under GAAP	3,972	3,972	4,502	4,502

Liabilities
Demand, savings and money market deposits	142,610	142,610	141,990	141,990
Time deposits	39,380	39,705	41,400	41,825
Borrowed funds	35,326	37,401	39,821	41,273
Financial derivatives
Designated as hedging instruments under GAAP	75	75	85	85
Not designated as hedging instruments under GAAP	4,247	4,247	4,850	4,850
Unfunded loan commitments and letters of credit	188	188	173	173

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

Securities

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 55% of our positions, we use prices obtained from pricing services provided by third party vendors. For an additional 11% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. One of the vendors’ prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Management uses various methods and techniques to corroborate prices obtained from pricing services and dealers, including reference to other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. Dealer quotes received are typically non-binding.

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

The carrying amounts of private equity investments are recorded at fair value. The valuation procedures applied to direct investments and affiliated partnership interests include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sales transactions with third parties, or the pricing used to value the entity in a recent financing transaction. We value indirect investments in private equity funds based on net asset value as provided in the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided value are made when available recent investment portfolio company or market information indicates a significant change in value from that provided by the general partner.

Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $2.2 billion at March 31, 2011 and $2.4 billion as of December 31, 2010, both of which approximate fair value at each date.

MORTGAGE SERVICING ASSETS

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment speeds, discount rates, escrow balances, interest rates, cost to service and other factors.

The key valuation assumptions for commercial and residential mortgage loan servicing assets at March 31, 2011 and December 31, 2010 are included in Note 9 Goodwill and Other Intangible Assets.

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

FINANCIAL DERIVATIVES

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of financial derivatives.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill and other intangible assets during the first three months of 2011 follow:

Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2010	$8,149	$903	$1,701
Additions/adjustments:
Other	(3)
Mortgage and other loan servicing rights			119
Impairment charge			(35)
Amortization		(41)	(29)
March 31, 2011	$8,146	$862	$1,756

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

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	March 31 2011	December 31 2010
Customer-related and other intangibles
Gross carrying amount	$1,524	$1,524
Accumulated amortization	(662)	(621)
Net carrying amount	$862	$903
Mortgage and other loan servicing rights
Gross carrying amount	$2,393	$2,293
Valuation allowance	(75)	(40)
Accumulated amortization	(562)	(552)
Net carrying amount	$1,756	$1,701
Total	$2,618	$2,604

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from less than one year to 10 years, with a weighted-average remaining useful life of 9 years.

Amortization expense on existing intangible assets, net of impairment reversal (charge) follows:

Amortization Expense on Existing Intangible Assets, Net (a)

In millions
Three months ended March 31, 2011	$105
Three months ended March 31, 2010	78
Remainder of 2011	188
2012	225
2013	215
2014	212
2015	194
2016	162
(a)	Includes the impact of impairment charges (reversals).

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2011	2010
January 1	$665	$921
Additions (a)	43	25
Impairment (charge) reversal	(35)	(4)
Amortization expense	(28)	(21)
March 31	$645	$921
(a)	Additions for the first three months of 2011 included $15 million from loans sold with servicing retained and $28 million from purchases of servicing rights from third parties. Comparable amounts for the first three months of 2010 were $14 million and $11 million.

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

Changes in the residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights

In millions	2011	2010
January 1	$1,033	$1,332
Additions:
From loans sold with servicing retained	39	20
Purchases	48
Changes in fair value due to:
Time and payoffs (a)	(47)	(45)
Other (b)	36	(36)
March 31	$1,109	$1,271
Unpaid principal balance of loans serviced for others at March 31	$127,246	$141,395
(a)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.
(b)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

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

The fair value of residential and commercial MSRs and significant inputs to the valuation model as of March 31, 2011 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses a third party model to estimate future residential mortgage loan prepayments and internal proprietary models to estimate future commercial mortgage loan prepayments. These models have been refined based on historical performance of PNC’s managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Commercial Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	March 31, 2011	December 31, 2010
Fair value	$654	$674
Weighted-average life (years)	6.2	6.3
Weighted-average constant prepayment rate	13%-25%	10%-24%
Decline in fair value from 10% adverse change	$8	$8
Decline in fair value from 20% adverse change	$15	$16
Spread over forward interest rate swap rates	7%-9%	7%-9%
Decline in fair value from 10% adverse change	$13	$13
Decline in fair value from 20% adverse change	$25	$26

Residential Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	March 31, 2011	December 31, 2010
Fair value	$1,109	$1,033
Weighted-average life (years)	6.2	5.8
Weighted-average constant prepayment rate	11.75%	12.61%
Decline in fair value from 10% adverse change	$48	$41
Decline in fair value from 20% adverse change	$93	$86
Spread over forward interest rate swap rates	12.11%	12.18%
Decline in fair value from 10% adverse change	$47	$43
Decline in fair value from 20% adverse change	$90	$83

Revenue from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees, and ancillary fees follows:

Revenue from Mortgage and Other Loan Servicing

In millions	2011	2010
Three months ended March 31	$159	$182

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

NOTE 10 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND PERPETUAL TRUST SECURITIES

CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

Our capital securities of subsidiary trusts are described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2010 Form 10-K. All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the capital securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 21 Regulatory Matters in our 2010 Form 10-K.

PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 13 in our 2010 Form 10-K in the Perpetual Trust Securities section, and to other provisions similar to or in some ways more restrictive than those potentially imposed under those agreements.

PERPETUAL TRUST SECURITIES

We issue certain hybrid capital vehicles that qualify as capital for regulatory purposes.

In February 2008, PNC Preferred Funding LLC (the LLC), one of our indirect subsidiaries, sold $375 million of 8.700% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust III (Trust III) to third parties in a private placement. In connection with the private placement, Trust III acquired $375 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities of the LLC (the LLC Preferred Securities). The sale was similar to the March 2007 private placement by the LLC of $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Trust Securities (the Trust II Securities) of PNC Preferred Funding Trust II (Trust II) in which Trust II acquired $500 million of LLC Preferred Securities and to the December 2006 private placement by PNC REIT Corp. of $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the Trust I Securities) of PNC Preferred Funding Trust I (Trust I) in which Trust I acquired $500 million of LLC Preferred Securities. PNC REIT Corp. owns 100% of LLC’s common voting securities. As a result, LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I, II and III’s investment in LLC Preferred Securities is characterized as a noncontrolling interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I, Trust II and Trust III. This noncontrolling interest totaled $1.3 billion at March 31, 2011.

Our 2010 Form 10-K includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The Trust III Securities include dividend restriction covenants similar to those described for Trust II Securities.

NOTE 11 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

PENSION AND POSTRETIREMENT PLANS

As described in Note 14 Employee Benefit Plans in our 2010 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. The Company reserves the right to terminate or make plan changes at any time.

The components of our net periodic pension and post-retirement benefit cost for the first three months of 2011 and 2010 were as follows:

Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended March 31 In millions	2011	2010	2011	2010	2011	2010
Net periodic cost consists of:
Service cost	$27	$24	$1	$1	$1	$1
Interest cost	49	51	3	3	5	5
Expected return on plan assets	(75)	(72)
Amortization of prior service cost	(2)	(2)			(1)	(1)
Amortization of actuarial losses	4	9	1	1	1
Net periodic cost (benefit)	$3	$10	$5	$5	$6	$5

STOCK-BASED COMPENSATION PLANS

As more fully described in Note 15 Stock-Based Compensation Plans in our 2010 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of March 31, 2011, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first three months of 2011 and 2010 was $30 million and $27 million, respectively.

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

Option Pricing Assumptions

Weighted-average for the three months ended March 31	2011	2010
Risk-free interest rate	2.8%	2.9%
Dividend yield	0.6	0.7
Volatility	34.7	32.7
Expected life	5.9 yrs.	6.0 yrs.
Grant-date fair value	$22.82	$18.44

Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2010	19,825	$56.36	1,214	$678.09	21,039	$92.25
Granted	833	64.04			833	64.04
Exercised	(108)	44.61			(108)	44.61
Cancelled	(2,250)	74.37	(44)	395.51	(2,294)	80.59
Outstanding at March 31, 2011	18,300	$54.57	1,170	$688.84	19,470	$92.68
Exercisable at March 31, 2011	11,817	$57.64	1,170	$688.84	12,987	$114.50

During the first three months of 2011 we issued 108,150 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

INCENTIVE/PERFORMANCE UNIT SHARE AWARDS AND RESTRICTED STOCK/UNIT AWARDS

The fair value of nonvested incentive/performance unit share awards and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock price on the date of grant. The value of certain incentive/performance unit share awards are subsequently remeasured based on the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee of the Board of Directors approves the final award payout with respect to incentive/performance unit share awards. Restricted stock/unit awards have various vesting periods generally ranging from 36 months to 60 months.

Beginning in 2011, we incorporated two changes to certain awards under our existing long-term incentive compensation programs. For certain grants of incentive performance units, the future payout amount will be subject to a negative annual adjustment if PNC fails to meet certain risk-related performance metrics. This adjustment is in addition to the existing financial performance metrics relative to our peers. These grants have a three-year performance period and are payable in either stock or a combination of stock and cash.

Additionally, performance-based restricted share units (performance RSUs) were granted in 2011 to certain of our executives in lieu of stock options. These performance RSUs have a service condition, an internal risk-related performance condition, and an external market condition. Satisfaction of the performance condition is based on four independent one-year performance periods and are payable solely in stock.

Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards — Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
December 31, 2010	363	$56.40	2,250	$49.95
Granted	623	64.21	874	64.09
Vested/Released	(156)	59.54	(398)	58.14
Forfeited			(16)	56.28
March 31, 2011	830	$61.68	2,710	$53.27

In the chart above, the unit shares and related weighted-average grant-date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At March 31, 2011, there was $88 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of March 31, 2011, there were 764,979 of these cash-payable restricted share units outstanding.

During the third quarter of 2009, we entered into an agreement with certain of our executives regarding a portion of their salary to be payable in stock units. These units, which are cash-payable, have no future service, market or performance criteria and as such are fully expensed at grant date. These units totaled 280,174 at December 31, 2010 and were settled in cash on March 31, 2011 for approximately $18 million.

Nonvested Cash-Payable Restricted Share Unit—Rollforward

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,112
Granted	525
Vested and Released	(547)
Forfeited	(5)
Outstanding at March 31, 2011	1,085	$68,367

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

Further discussion on how derivatives are accounted for is included in Note 1 Accounting Policies in our 2010 Form 10-K.

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

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow March 31, 2011, we expect to reclassify from the amount currently reported in accumulated other comprehensive income net derivative gains of $382 million pretax, or $248 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge dedesignations, and the addition of other hedges subsequent to March 31, 2011. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of debt securities classified as available for sale. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow March 31, 2011, we expect to reclassify from the amount currently reported in accumulated other comprehensive loss, net derivative gains of $29 million pretax, or $19 million after-tax, as adjustments of yield on securities available for sale. The maximum length of time we are hedging forecasted purchases is three months. There were no amounts in accumulated other comprehensive income related to the forecasted sale of securities at March 31, 2011.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first three months of 2011 and 2010, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

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

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in net losses of $6 million for the first three months of 2011 compared with net losses of less than $1 million for the first three months of 2010.

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

Certain commercial mortgage loans are also sold into the secondary market as part of our commercial mortgage banking activities and are accounted for at fair value. Derivatives used to economically hedge these loans and commitments from changes in fair value due to interest rate risk and credit risk include forward loan sale contracts, interest rate swaps, and credit default swaps. Gains and losses on the commitments, loans and derivatives are included in other noninterest income.

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

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. At March 31, 2011, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $16 million compared with $15 million at December 31, 2010. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At March 31, 2011, we held cash, US government securities and mortgage-backed securities totaling $980 million under these agreements. We pledged cash of $642 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, cash pledged is included in Other assets and cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2011 was $825 million for which PNC had posted collateral of $627 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2011, would be an additional $198 million.

Derivatives Total Notional or Contractual Amounts and Estimated Net Fair Values

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$12,985	$327	$13,635	$377	$3,261	$39	$3,167	$53
Fair value hedges	10,501	777	9,878	878	1,462	36	1,594	32
Total derivatives designated as hedging instruments	$23,486	$1,104	$23,513	$1,255	$4,723	$75	$4,761	$85
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$116,160	$1,400	$112,236	$1,490	$60,030	$1,130	$66,476	$1,419
Loan sales
Interest rate contracts	6,095	36	11,765	119	3,286	19	3,585	31
Subtotal	$122,255	$1,436	$124,001	$1,609	$63,316	$1,149	$70,061	$1,450
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$857	$41	$1,159	$75	$1,498	$77	$1,813	$111
Credit contracts:
Credit default swaps	215	8	210	8
Subtotal	$1,072	$49	$1,369	$83	$1,498	$77	$1,813	$111
Derivatives used for customer-related activities:
Interest rate contracts	$56,666	$2,299	$54,060	$2,611	$48,668	$2,381	$49,619	$2,703
Foreign exchange contracts	4,762	155	3,659	149	5,168	165	4,254	155
Equity contracts	198	13	195	16	141	17	139	19
Credit contracts:
Risk participation agreements	1,375	4	1,371	5	1,628	3	1,367	2
Other contracts	255	1			85	1
Subtotal	$63,256	$2,472	$59,285	$2,781	$55,690	$2,567	$55,379	$2,879
Derivatives used for other risk management activities:
Interest rate contracts	$1,047	$7	$3,420	$20	$405	$2	$1,099	$9
Foreign exchange contracts					31	4	32	4
Credit contracts:
Credit default swaps	378	8	376	9	165	1	175	1
Other contracts (c)					209	447	209	396
Subtotal	$1,425	$15	$3,796	$29	$810	$454	$1,515	$410
Total derivatives not designated as hedging instruments	$188,008	$3,972	$188,451	$4,502	$121,314	$4,247	$128,768	$4,850
Total Gross Derivatives	$211,494	$5,076	$211,964	$5,757	$126,037	$4,322	$133,529	$4,935
Less: Legally enforceable master netting agreements		2,769		3,203		2,769		3,203
Less: Cash collateral		688		659		624		674
Total Net Derivatives		$1,619		$1,895		$929		$1,058
(a)	Included in Other Assets on our Consolidated Balance Sheet.
(b)	Included in Other Liabilities on our Consolidated Balance Sheet.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			March 31, 2011		March 31, 2010
Three months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$15	$(14)
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	4	(4)
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)			$(25)	$24
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(59)	51	60	(65)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(50)	50	42	(39)
Total			$(90)	$83	$77	$(80)

Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
March 31, 2011	Interest rate contracts	$14	Interest income	$88	Interest income	$1
			Noninterest income	34
March 31, 2010	Interest rate contracts	$240	Interest income	$94	Interest income	$3
			Noninterest income	22

Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended March 31
In millions	2011	2010
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$11	$70
Loan sales
Interest rate contracts	15	(21)
Gains (losses) included in residential mortgage banking activities (a)	$26	$49
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$3	$(21)
Credit contracts	2	(7)
Gains (losses) from commercial mortgage banking activities (b)	$5	$(28)
Derivatives used for customer-related activities:
Interest rate contracts	$28	$(6)
Foreign exchange contracts	14	13
Equity contracts	(2)	(1)
Credit contracts		(1)
Gains (losses) from customer-related activities (b)	$40	$5
Derivatives used for other risk management activities:
Interest rate contracts	$1	$1
Foreign exchange contracts	(1)	(1)
Credit contracts	(1)	4
Other contracts (c)	(51)	30
Gains (losses) from other risk management activities (b)	$(52)	$34
Total gains (losses) from derivatives not designated as hedging instruments	$19	$60
(a)	Included in residential mortgage noninterest income
(b)	Included in other noninterest income.
(c)	Relates to BlackRock LTIP.

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

Credit Default Swaps

	March 31, 2011			December 31, 2010
Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Sold
Single name	$75	$4	5.5	$45	$4	2.8
Index traded	188	2	1.8	189	2	2.0
Total	$263	$6	2.8	$234	$6	2.2
Credit Default Swaps – Purchased
Single name	$310	$1	2.4	$317	$2	2.6
Index traded	185	8	38.5	210	8	38.8
Total	$495	$9	15.9	$527	$10	17.0
Total	$758	$15	11.4	$761	$16	12.5

The notional amount of these credit default swaps by credit rating follows:

Credit Ratings of Credit Default Swaps

Dollars in millions	March 31, 2011	December 31, 2010
Credit Default Swaps – Sold
Investment grade (a)	$250	$220
Subinvestment grade (b)	13	14
Total	$263	$234
Credit Default Swaps – Purchased
Investment grade (a)	$360	$385
Subinvestment grade (b)	135	142
Total	$495	$527
Total	$758	$761
(a)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(b)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
March 31, 2011	66%	25%	9%
December 31, 2010	62%	28%	10%

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all referenced underlyings experience a credit event at a total loss, without recoveries, was $263 million at March 31, 2011 and $234 million at December 31, 2010.

Risk Participation Agreements

We have sold risk participation agreements with terms ranging from less than one year to 26 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2011	$1,628	$(3)	6.4
December 31, 2010	$1,367	$(2)	2.0

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Internal Credit Ratings of Risk Participation Agreements Sold

	March 31, 2011	December 31, 2010
Pass (a)	92%	95%
Below pass (b)	8%	5%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at March 31, 2011, the exposure from these agreements would be $76 million based on the fair value of the underlying swaps, compared with $49 million at December 31, 2010.

NOTE 13 EARNINGS PER SHARE

Basic and Diluted Earnings per Common Share

	Three months ended March 31
In millions, except per share data	2011	2010
Basic
Net income from continuing operations	$832	$648
Less:
Net income (loss) attributable to noncontrolling interests	(5)	(5)
Dividends distributed to common shareholders	52	45
Dividends distributed to preferred shareholders	4	93
Preferred stock discount accretion		250
Undistributed net income from continuing operations	$781	$265
Undistributed net income from discontinued operations		23
Undistributed net income	$781	$288
Percentage of undistributed income allocated to common shares	99.68%	99.70%
Undistributed income from continuing operations allocated to common shares	$779	$264
Plus: common dividends	52	45
Net income from continuing operations attributable to basic common shares	$831	$309
Net income from discontinued operations attributable to common shares		23
Net income attributable to basic common shares	$831	$332
Basic weighted-average common shares outstanding	524	498
Basic earnings per common share from continuing operations	$1.59	$.62
Basic earnings per common share from discontinued operations		.05
Basic earnings per common share	$1.59	$.67
Diluted
Net income from continuing operations attributable to basic common shares	$831	$309
Less: BlackRock common stock equivalents	5	2
Net income from continuing operations attributable to diluted common shares	$826	$307
Net income from discontinued operations attributable to common shares		23
Net income attributable to diluted common shares	$826	$330
Basic weighted-average common shares outstanding	524	498
Dilutive potential common shares (a) (b)	2	2
Diluted weighted-average common shares outstanding	526	500
Diluted earnings per common share from continuing operations	$1.57	$.61
Diluted earnings per common share from discontinued operations		.05
Diluted earnings per common share	$1.57	$.66
(a) Excludes stock options considered to be anti-dilutive	5	14
(b) Excludes warrants considered to be anti-dilutive	22	22

NOTE 14 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first three months of 2011 follows. The par value of our preferred stock outstanding at March 31, 2011 totaled $.1 million and is excluded from the table.

Rollforward of Total Equity

	Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at January 1, 2011	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838
Net income					837			(5)	832
Other comprehensive income (loss), net of tax
Net unrealized gains on other-than-temporary impairment debt securities						147			147
Net unrealized securities gains						17			17
Net unrealized losses on cash flow hedge derivatives						(68)			(68)
Pension, other postretirement and postemployment benefit plan adjustments						10			10
Other						16			16
Comprehensive income (loss)								(5)	954
Cash dividends declared
Common ($.10 per share)					(52)				(52)
Preferred					(4)				(4)
Common stock activity (a)				1					1
Treasury stock activity (a)				(13)			(12)		(25)
Other				11				(6)	5
Balance at March 31, 2011	526	$2,682	$647	$12,056	$16,640	$(309)	$(584)	$2,585	$33,717
(a)	Common and net treasury stock activity totaled less than .5 million shares.

Comprehensive income for the first three months of 2010 was $1.4 billion.

Change in Accumulated Other Comprehensive Income (Loss)

Three months ended March 31, 2011 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Decrease in net unrealized OTTI losses on debt securities	$197	$(72)	$125
Less: OTTI losses realized in net income	(34)	12	(22)
Change in net unrealized losses on OTTI securities	231	(84)	147
Increase in net unrealized gains for non-OTTI securities	65	(24)	41
Less: Net gains realized in net income	37	(13)	24
Change in net unrealized gains on non-OTTI securities	28	(11)	17
Change in net unrealized securities losses	259	(95)	164
Change in net unrealized gains on cash flow hedge derivatives:
Increase in net unrealized gains during the period on cash flow hedge derivatives	14	(5)	9
Less: Net gains realized in net income	122	(45)	77
Change in net unrealized gains on cash flow hedge derivatives	(108)	40	(68)
Change in pension, other postretirement and postemployment benefit plan adjustments	16	(6)	10
Change in other, net	33	(17)	16
Change in other comprehensive income (loss)	$200	$(78)	$122

Accumulated Other Comprehensive Income (Loss) Components

	March 31, 2011		December 31, 2010
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains (losses)	$178	$112	$150	$95
OTTI losses on debt securities	(790)	(499)	(1,021)	(646)
Net unrealized gains on cash flow hedge derivatives	716	454	824	522
Pension, other postretirement and postemployment benefit plan adjustments	(582)	(370)	(598)	(380)
Other, net	(14)	(6)	(47)	(22)
Accumulated other comprehensive income (loss)	$(492)	$(309)	$(692)	$(431)

NOTE 15 INCOME TAXES

The net operating loss carryforwards at March 31, 2011 and December 31, 2010 follow:

Net Operating Loss Carryforwards

In millions	March 31, 2011	December 31, 2010
Federal	$30	$54
State	1,550	1,600
Valuation allowance – State	21	21

The federal net operating loss carryforwards expire from 2027 to 2028. The state net operating loss carryforwards will expire from 2011 to 2031. We have established a valuation allowance of $21 million relating to the state net operating losses at March 31, 2011 and December 31, 2010.

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

We had unrecognized tax benefits of $294 million at March 31, 2011 and $238 million at December 31, 2010. At March 31, 2011, the amount of unrecognized tax benefits that if recognized would impact the effective tax rate was $125 million.

NOTE 16 LEGAL PROCEEDINGS

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. We also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for those matters disclosed in this Note 16 and in Note 22 Legal Proceedings in Part II, Item 8 of our 2010 Form 10-K (“Prior Disclosure”) when we are able to do so. For disclosed matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2011, we estimate that it is reasonably possible that we could incur losses in an aggregate amount up to approximately $375 million, with it also being reasonably possible that we could incur no such losses at all in these matters. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or this aggregate amount.

The aggregate estimated amount provided above does not include an estimate for every matter disclosed in this Note 16 or in Prior Disclosure, as we are unable, at this time, to estimate the losses that it is reasonably possible that we could incur or ranges of such losses with respect to some of the matters disclosed for one or more of the following reasons. In our experience, legal proceedings are inherently unpredictable. In many legal proceedings, various factors exacerbate this inherent unpredictability, including, among others, one or more of the following: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the plaintiff is seeking relief other than compensatory damages; the matter presents meaningful legal uncertainties, including novel issues of law; we have not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; and there are a large number of parties named as defendants (including where it is uncertain how liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for us to estimate losses or ranges of losses that it is reasonably possible we could incur. Therefore, as the estimated aggregate amount disclosed above does not include all of the matters disclosed below, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the matters disclosed in this Note 16 or in Prior Disclosure. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

We include in some of the descriptions of individual matters in Prior Disclosure certain quantitative information related to the plaintiff’s claim against us alleged in the plaintiff’s pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual.

Some of our exposure in matters described below may be offset by applicable insurance coverage. We do not consider the possible availability of insurance coverage in determining the amounts of any accruals or any estimates of possible losses or ranges of possible losses.

The disclosure below updates the description of legal proceedings in Prior Disclosure.

Securities and State Law Fiduciary Cases against National City

In The Dispatch Printing Company, et al. v. National City Corporation, et al. (Case No. 08CVH-6506) pending in the Franklin County, Ohio, Court of Common Pleas , trial is currently scheduled to begin in 2012.

Visa

With respect to the series of antitrust lawsuits filed against Visa®, MasterCard®, and several major financial institutions, including cases naming National City (since merged into PNC) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank which has since merged into PNC Bank, N.A.), which have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO): In March 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement with MasterCard and other financial institution defendants and an Omnibus Agreement Regarding Interchange Litigation Sharing and Settlement Sharing with Visa, MasterCard and other financial institution defendants. The Omnibus Agreement, in substance, apportions a resolution of all claims against all defendants in this litigation into a Visa portion and a MasterCard portion, with the Visa portion being two-thirds and the MasterCard portion being one-third. This apportionment only applies in the case of either a global settlement involving all defendants or an adverse judgment against the defendants, to the extent that damages either are related to the merchants’ inter-network conspiracy claims or are otherwise not attributed to specific MasterCard or Visa conduct or damages. The MasterCard portion (or any MasterCard-related liability not subject to the

Omnibus Agreement) will then be apportioned under the MasterCard Settlement and Judgment Sharing Agreement among MasterCard and PNC and the other financial institution defendants parties to this agreement. Under this agreement, PNC’s responsibility for MasterCard-related exposure is, in percentage terms, de minimis. The responsibility for the Visa portion (or any Visa-related liability not subject to the Omnibus Agreement) will be apportioned under the pre-existing indemnification responsibilities and judgment and loss sharing agreements.

Adelphia

In April 2011, the parties settled the remaining Adelphia-related lawsuit in which a PNC subsidiary was a defendant (W. R. Huff Asset Management Co., L.L.C. v. Deloitte & Touche, L.L.P., et al. (03 MD 1529 (LMM), 03-CV-5752 (LMM)). This lawsuit, brought by holders of debt securities of Adelphia, was pending for pretrial purposes in the United States District Court for the Southern District of New York. The plaintiffs in this lawsuit alleged violations of the federal securities laws and sought, among other things, unspecified damages, interest, and attorneys’ fees. The amount of the settlement was not material to PNC and had been accrued.

CBNV Mortgage Litigation

In February 2011, in In re: Community Bank of Northern Virginia and Guaranty Bank Second Mortgage Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674), currently pending in the United States District Court for the Western District of Pennsylvania, the counsel with whom the defendants negotiated the original settlement and who were appointed settlement class counsel notified the district court that they have determined that the settlement is no longer in the best interests of the class covered by the settlement (referred to as the Kessler class). Settlement class counsel have also asked to be appointed interim class counsel, along with certain of the lawyers for the objectors to the settlement, for future proceedings.

Overdraft Litigation

With respect to the lawsuits consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ), our motion to dismiss the consolidated amended complaint was denied in March 2011. The MDL Court has scheduled trial for 2013 for the cases that will be tried in that court.

In Henry v. PNC Bank, National Association (No. GD-10-022974), pending in the Court of Common Pleas of Allegheny County, Pennsylvania, we filed our Preliminary Objections in March 2011.

In Trombley, et al. v. National City Bank (Civil Action No. 10-00232 (JDB)), pending against National City Bank in the United States District Court for the District of Columbia, the court has delayed the hearing on final approval of the settlement until July 2011.

Other Mortgage-Related Litigation

In Federal Home Loan Bank of Chicago v. Bank of America Funding Corp., et al. (Case No. 10CH45033)), pending in the Circuit Court of Cook County, Illinois, the plaintiff amended its complaint in March 2011 and filed a corrected amended complaint in April 2011. The corrected amended complaint does not identify any additional transaction for which the plaintiff seeks recovery from PNC nor does it add any additional substantive allegations.

Regulatory and Governmental Inquiries

As a result of the regulated nature of our business and that of a number of our subsidiaries, particularly in the banking and securities areas, we and our subsidiaries are the subject of investigations, audits and other forms of regulatory inquiry, in some cases as part of regulatory reviews of specified activities at multiple industry participants, including those described below and in Prior Disclosure.

In April 2011, as a result of a publicly-disclosed interagency horizontal review of residential mortgage servicing operations at fourteen federally regulated mortgage servicers, PNC entered into a consent order with the Board of Governors of the Federal Reserve System and PNC Bank, N.A. (“PNC Bank”) entered into a consent order with the Office of the Comptroller of the Currency. Collectively, these consent orders describe certain foreclosure-related practices and controls that the regulators found to be deficient and require PNC and PNC Bank to, among other things, develop and implement plans and programs to enhance PNC’s residential mortgage servicing and foreclosure processes, retain an independent consultant to review certain residential mortgage foreclosure actions, take certain remedial actions, and oversee compliance with the orders and the new plans and programs. The two orders do not foreclose the potential for civil money penalties from either of these regulators. Other governmental, legislative and regulatory inquiries on this topic, referred to in Prior Disclosure, are on-going, and may result in significant additional actions, penalties or other remedies.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above and in Prior Disclosure. Such investigations, audits and other inquiries may lead to remedies including fines, penalties, restitution or alterations in our business practices.

Other

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters specifically described above, Prior Disclosure or otherwise, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of the loss resulting from the claim and the amount of income otherwise reported for the reporting period.

See Note 17 Commitments and Guarantees for additional information regarding the Visa indemnification and our other obligations to provide indemnification, including to current and former officers, directors, employees and agents of PNC and companies we have acquired.

NOTE 17 COMMITMENTS AND GUARANTEES

Equity Funding and Other Commitments

Our unfunded commitments at March 31, 2011 included private equity investments of $300 million and other investments of $9 million.

Standby Letters of Credit

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit and internal credit ratings were as follows:

Net Outstanding Standby Letters of Credit

Dollars in billions	March 31 2011	December 31 2010
Net outstanding standby letters of credit	$10.2	$10.1
Internal credit ratings (as a percentage of portfolio):
Pass (a)	92%	90%
Below pass (b)	8%	10%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on March 31, 2011 had terms ranging from less than 1 year to 8 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $13.6 billion at March 31, 2011, of which $7.1 billion support remarketing programs.

As of March 31, 2011, assets of $2.5 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $3.4 billion were also available for this purpose as of March 31, 2011. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $243 million at March 31, 2011.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At March 31, 2011, the aggregate of our commitments under these facilities was $84 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At March 31, 2011 our total commitments under these facilities were $145 million.

Indemnifications

As further described in our 2010 Form 10-K, we are a party to numerous acquisition or divestiture agreements under which we have purchased or sold, or agreed to purchase or sell, various types of assets. These agreements generally include indemnification provisions under which we indemnify the third parties to these agreements against a variety of risks to the indemnified parties as a result of the transaction in question. When PNC is the seller, the indemnification provisions will generally also provide the buyer with protection relating to the quality of the assets we are selling and the extent of any liabilities being assumed by the buyer. Due to the nature of these indemnification provisions, we cannot quantify the total potential exposure to us resulting from them.

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

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit which were insignificant in amount at March 31, 2011.

In the ordinary course of business, we enter into contracts with third parties under which the third parties provide services on behalf of PNC. In many of these contracts, we agree to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.

We are a general or limited partner in certain asset management and investment limited partnerships, many of which contain indemnification provisions that would require us to make payments in excess of our remaining unfunded commitments. While in certain of these partnerships the maximum liability to us is limited to the sum of our unfunded commitments and partnership distributions received by us, in the others the indemnification liability is unlimited. As a result, we cannot determine our aggregate potential exposure for these indemnifications.

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first three months of 2011. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the sale of GIS, and in addition to indemnification provisions as part of the divestiture agreement, PNC agreed to continue to act for the benefit of GIS as securities lending agent for certain of GIS’s clients. In such role, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At March 31, 2011, the total maximum potential exposure as a result of these indemnity obligations was $7.5 billion, although the collateral at the time exceeded that amount. In addition, the purchaser of GIS, The Bank of New York Mellon Corporation, has entered into an agreement to indemnify PNC with respect to such exposure on the terms set forth in such indemnification agreement. Also in connection with the GIS divestiture, PNC has agreed to indemnify the buyer generally as described above.

VISA Indemnification

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa). Our 2010 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and other 2010 developments in this area.

In March 2011, Visa funded $400 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $38 million share of the $400 million as a reduction of our previously established indemnification liability and a reduction of noninterest expense.

Our Visa indemnification liability included on our Consolidated Balance Sheet at March 31, 2011 totaled $32 million as a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements. Any ultimate exposure to the specified Visa litigation may be different than this amount.

Recourse and Repurchase Obligations

As discussed in Note 3 Loans Sale and Servicing Activities and Variable Interest Entities, PNC has sold commercial mortgage and residential mortgage loans directly or indirectly in securitizations and whole-loan sale transactions with continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets in these transactions.

Commercial Mortgage Recourse Obligations

We originate, close and service commercial mortgage loans which are sold to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. The unpaid principal balance outstanding of loans sold as a participant in these programs was $13.2 billion at both March 31, 2011 and December 31, 2010, and the potential maximum exposure under the loss share arrangements was $4.0 billion at both March 31, 2011 and December 31, 2010. We maintain a reserve based upon these potential losses. The reserve for losses under these programs totaled $56 million and $54 million as of March 31, 2011 and December 31, 2010, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of March 31, 2010 was $65 million. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Analysis of Commercial Mortgage Recourse Obligations

In millions	2011	2010
January 1	$54	$71
Reserve adjustments, net	2	(6)
March 31	$56	$65

Residential Mortgage Loan Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in our 2010 Form 10-K, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and GNMA, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our exposure and activity associated with these loan repurchase obligations is reported in the Residential Mortgage Banking segment. In addition, PNC’s residential mortgage loan repurchase obligations include certain brokered home equity loans/lines that were sold to private investors by National City prior to our acquisition. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is reported in the Distressed Assets Portfolio segment.

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, known and inherent risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At March 31, 2011 and December 31, 2010, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $252 million and $294 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. The comparable reserve as of March 31, 2010 was $247 million. An analysis of the changes in this liability during the first three months of 2011 and 2010 follows:

Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2011			2010
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$144	$150	$294	$229	$41	$270
Reserve adjustments, net	14		14	27	19	46
Losses - loan repurchases and settlements	(34)	(22)	(56)	(68)	(1)	(69)
March 31	$124	$128	$252	$188	$59	$247
(a)	Repurchase obligation associated with sold loan portfolios of $134.2 billion and $158.0 billion at March 31, 2011 and March 31, 2010, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $6.3 billion and $7.3 billion at March 31, 2011 and March 31, 2010, respectively. PNC is no longer engaged in the brokered home equity business which was acquired with National City.

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

Reserves recognized for probable losses on these policies and the aggregate maximum exposure up to the specified limits for all reinsurance contracts were as follows:

REINSURANCE AGREEMENTS

In millions except as noted	March 31, 2011
Reserves for probable losses	$119
Maximum exposure (billions)	$4.9

The comparable amount of reserves for probable losses as of December 31, 2010 was $150 million.

Repurchase and Resale Agreements

We enter into repurchase and resale agreements where we transfer investment securities to/from a third party with the agreement to repurchase/resell those investment securities at a future date for a specified price. These transactions are accounted for as collateralized borrowings/financings.

NOTE 18 SEGMENT REPORTING

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

Capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill and other intangible assets at those business segments, as well as the diversification of risk among the business segments. We have revised certain capital allocations among our business segments, including amounts for prior periods. PNC’s total capital did not change as a result of these adjustments for any periods presented.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in each business segment’s loan portfolio. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from consolidated income from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through March 31, 2010 that is reflected in discontinued operations. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

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

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint, and also originates loans through majority or minority owned affiliates. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third party standards, and sold, servicing retained, to secondary mortgage conduits FNMA, FHLMC, Federal Home Loan

Banks and third-party investors, or are securitized and issued under the GNMA program. The mortgage servicing operation performs all functions related to servicing mortgage loans—primarily those in first lien position—for various investors and for loans owned by PNC. Certain loans originated through majority or minority owned affiliates are sold to others.

BlackRock is the largest publicly traded investment management firm in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, multi-asset class, alternative and cash management separate accounts and funds, including iShares®, the global product leader in exchange-traded funds. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services globally to a broad base of clients. At March 31, 2011, our economic interest in BlackRock was 20%.

PNC received cash dividends from BlackRock of $53 million during the first three months of 2011 and $46 million during the first three months of 2010.

Distressed Assets Portfolio includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. These loans require special servicing and management oversight given current market conditions. We obtained the majority of these loans through acquisitions of other companies.

Results Of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2011
Income Statement
Net interest income	$818	$782	$60	$56		$236	$224	$2,176
Noninterest income	429	299	162	202	$108	9	246	1,455
Total revenue	1,247	1,081	222	258	108	245	470	3,631
Provision for (recoveries of) credit losses	276	(30)	(6)	8		152	21	421
Depreciation and amortization	47	43	10	3			69	172
Other noninterest expense	954	402	150	134		53	205	1,898
Income (loss) from continuing operations before income taxes and noncontrolling interests	(30)	666	68	113	108	40	175	1,140
Income taxes (benefit)	(12)	234	25	42	22	15	(18)	308
Income (loss) from continuing operations before noncontrolling interests	$(18)	$432	$43	$71	$86	$25	$193	$832
Inter-segment revenue		$3	$3	$2	$4	$(3)	$(9)
Average Assets (a)	$66,669	$76,980	$6,918	$11,619	$5,530	$14,101	$80,737	$262,554
2010
Income Statement
Net interest income	$869	$882	$63	$74		$342	$149	$2,379
Noninterest income	490	371	164	154	$99	(12)	118	1,384
Total revenue	1,359	1,253	227	228	99	330	267	3,763
Provision for (recoveries of) credit losses	339	236	9	(16)		165	18	751
Depreciation and amortization	63	36	10	1			73	183
Other noninterest expense	912	410	146	119		48	295	1,930
Income (loss) from continuing operations before income taxes and noncontrolling interests	45	571	62	124	99	117	(119)	899
Income taxes (benefit)	21	203	23	46	22	44	(108)	251
Income (loss) from continuing operations before noncontrolling interests	$24	$368	$39	$78	$77	$73	$(11)	$648
Inter-segment revenue		$16	$4	$2	$4	$(3)	$(23)
Average Assets (a)	$68,354	$79,575	$7,041	$8,855	$6,225	$19,507	$77,591	$267,148
(a)	Period-end balances for BlackRock.

Statistical Information (Unaudited)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	First Quarter 2011			Fourth Quarter 2010
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$29,134	$263	3.61%	$28,457	$258	3.64%
Non-agency	8,057	105	5.23	8,495	134	6.30
Commercial mortgage-backed	3,298	39	4.74	3,325	39	4.81
Asset-backed	2,757	19	2.70	2,824	19	2.67
US Treasury and government agencies	5,682	36	2.51	6,250	38	2.39
State and municipal	2,081	26	4.95	1,732	22	4.95
Other debt	3,994	26	2.58	3,618	24	2.69
Corporate stocks and other	443		.06	418		.09
Total securities available for sale	55,446	514	3.70	55,119	534	3.88
Securities held to maturity
Commercial mortgage-backed	4,239	55	5.22	4,311	55	5.17
Asset-backed	2,463	16	2.53	2,849	19	2.59
Other	9		4.90	10	1	5.84
Total securities held to maturity	6,711	71	4.24	7,170	75	4.14
Total investment securities	62,157	585	3.76	62,289	609	3.91
Loans
Commercial	56,300	710	5.04	54,065	750	5.43
Commercial real estate	17,545	203	4.63	18,555	244	5.15
Equipment lease financing	6,307	79	5.00	6,375	83	5.18
Consumer	54,460	670	4.99	54,741	691	5.01
Residential real estate	15,518	239	6.15	16,145	211	5.23
Total loans	150,130	1,901	5.09	149,881	1,979	5.21
Loans held for sale	3,193	69	8.77	3,331	55	6.53
Federal funds sold and resale agreements	2,813	8	1.19	2,130	9	1.67
Other	5,802	44	3.06	6,164	41	2.71
Total interest-earning assets/interest income	224,095	2,607	4.67	223,795	2,693	4.76
Noninterest-earning assets:
Allowance for loan and lease losses	(4,835)			(5,039)
Cash and due from banks	3,393			3,516
Other	39,901			41,286
Total assets	$262,554			$263,558
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$58,556	51	.35	$58,436	55	.37
Demand	26,313	7	.10	25,388	6	.10
Savings	7,656	3	.19	7,221	3	.18
Retail certificates of deposit	36,509	116	1.28	39,201	136	1.37
Other time	515	3	2.77	598	3	2.40
Time deposits in foreign offices	3,452	2	.21	2,799	2	.19
Total interest-bearing deposits	133,001	182	.55	133,643	205	.61
Borrowed funds
Federal funds purchased and repurchase agreements	6,376	2	.16	4,552	3	.25
Federal Home Loan Bank borrowings	5,088	13	1.02	6,168	15	.97
Bank notes and senior debt	11,745	68	2.31	13,073	95	2.85
Subordinated debt	9,353	128	5.46	9,490	138	5.82
Other	5,847	14	.98	4,947	14	1.09
Total borrowed funds	38,409	225	2.35	38,230	265	2.74
Total interest-bearing liabilities/interest expense	171,410	407	.95	171,873	470	1.08
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	47,755			47,998
Allowance for unfunded loan commitments and letters of credit	188			193
Accrued expenses and other liabilities	9,771			10,506
Equity	33,430			32,988
Total liabilities and equity	$262,554			$263,558
Interest rate spread			3.72			3.68
Impact of noninterest-bearing sources			.22			.25
Net interest income/margin		$2,200	3.94%		$2,223	3.93%

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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2010			Second Quarter 2010			First Quarter 2010
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/Rates

$22,916	$229	4.00%	$20,382	$196	3.83%	$21,926	$228	4.16%
8,917	134	6.04	9,358	140	5.97	10,213	150	5.87
3,100	42	5.34	2,962	39	5.29	5,357	71	5.29
2,436	21	3.51	1,695	21	4.96	1,992	22	4.40
7,758	52	2.67	8,708	61	2.81	7,493	60	3.19
1,323	17	5.19	1,356	19	5.50	1,365	21	6.26
3,092	21	2.64	2,526	18	2.94	1,874	16	3.39
472		.12	446		.13	457		.10
50,014	516	4.13	47,433	494	4.16	50,677	568	4.48

4,130	60	5.81	4,264	60	5.62	2,110	31	5.82
3,435	21	2.45	3,697	24	2.61	3,665	25	2.76
9		7.87	21		9.29	160	5	11.97
7,574	81	4.29	7,982	84	4.23	5,935	61	4.10
57,588	597	4.15	55,415	578	4.17	56,612	629	4.44

53,502	713	5.21	54,349	729	5.30	55,464	696	5.02
19,847	223	4.40	20,963	269	5.08	22,423	309	5.51
6,514	86	5.27	6,080	77	5.13	6,131	79	5.12
55,036	708	5.11	54,939	736	5.37	55,349	730	5.35
16,766	281	6.70	18,576	359	7.73	19,397	358	7.39
151,665	2,011	5.24	154,907	2,170	5.58	158,764	2,172	5.50
3,021	55	7.22	2,646	87	13.15	2,476	66	10.80
1,602	9	2.26	2,193	10	1.73	1,669	9	2.23
9,801	51	2.04	9,419	46	1.93	7,471	47	2.55
223,677	2,723	4.82	224,580	2,891	5.13	226,992	2,923	5.17

(5,290)			(5,113)			(5,136)
3,436			3,595			3,735
42,756			41,304			41,557
$264,579			$264,366			$267,148

$58,016	62	.42	$58,679	68	.46	$57,923	76	.53
25,078	7	.11	24,953	9	.14	24,672	11	.18
7,092	3	.18	7,075	4	.19	6,623	3	.19
41,724	155	1.47	43,745	156	1.44	47,162	181	1.55
740	5	2.54	881	6	2.90	1,039	8	3.01
2,650	1	.23	2,661	1	.21	3,034	2	.21
135,300	233	.68	137,994	244	.71	140,453	281	.81

4,179	3	.29	4,159	3	.29	4,344	4	.39
7,680	20	1.04	8,575	19	.83	9,603	17	.73
12,799	92	2.81	12,666	49	1.53	12,616	84	2.65
9,569	127	5.27	9,764	110	4.54	9,769	130	5.30
4,886	11	.89	6,005	14	.92	5,934	11	.77
39,113	253	2.56	41,169	195	1.88	42,266	246	2.33
174,413	486	1.10	179,163	439	.98	182,719	527	1.16

45,306			44,308			42,631
218			251			295
12,687			10,446			10,401
31,955			30,198			31,102
$264,579			$264,366			$267,148
		3.72			4.15			4.01
		.24			.20			.23
	$2,237	3.96%		$2,452	4.35%		$2,396	4.24%

Loan fees for the three months ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010 were $38 million, $37 million, $29 million, $43 million, and $45 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010 were $24 million, $22 million, $22 million, $19 million, and $18 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 16 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2010 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the first quarter of 2011 are included in the following table:

In thousands, except per share data

2011 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 – 31	141	$61.29		24,710
February 1 – 28	274	$62.24		24,710
March 1 – 31	125	$61.74		24,710
Total	540	$61.88
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the first quarter of 2011.

Effective January 2011, employer matching contributions to the PNC Incentive Savings Plan were no longer made in PNC common stock, but rather in cash. Note 14 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2010 Form 10-K includes additional information regarding our employee benefit plans that use PNC common stock.

(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.70	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011

10.71	2011 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements

10.72	Form of change of control employment agreements

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.3	Consent order between The PNC Financial Services Group, Inc. and the Board of Governors of the Federal Reserve System.

Incorporated by reference to Exhibit 99.1 of PNC’s Current Report on Form 8-K filed April 14, 2011.

99.4	Consent order between PNC Bank, National Association and the Office of the Comptroller of the Currency.

Incorporated by reference to Exhibit 99.2 of PNC’s Current Report on Form 8-K filed April 14, 2011.

101	Interactive Data File (XBRL)

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC, at 100 F Street, N.E., Washington, DC 20549 at prescribed rates. The Exhibits are also available as part of this Form 10-Q on or through PNC’s corporate website at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of Exhibits, without charge, by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com. The interactive data file (XBRL) exhibit is only available electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 9, 2011 on its behalf by the undersigned thereunto duly authorized.

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

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

Stock Listing The common stock of the PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol PNC.

Internet Information The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About PNC – Investor Relations,” such as Investor Events, Quarterly Earnings, SEC Filings, Financial Information, Financial Press Releases and Message from the Chairman. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We generally post the following shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from such calls or events. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information. You can also find the SEC reports and corporate governance information described in the sections below in the Investor Relations section of our website.

Where we have included web addresses in this Report, such as our web address and web addresses of the SEC and of BlackRock, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

Financial Information We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on or through PNC’s corporate internet website at www.pnc.com/secfilings. Shareholders and bond holders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, and by contacting Shareholder Relations at 800-843-2206 or via email at

investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.

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

	High	Low	Close	Cash Dividends Declared (a)
2011 Quarter
First	$65.19	$59.67	$62.99	$.10
Total				$.10
2010 Quarter
First	$61.80	$50.46	$59.70	$.10
Second	70.45	56.30	56.50	.10
Third	62.99	49.43	51.91	.10
Fourth	61.79	50.69	60.72	.10
Total				$.40
(a)	Our Board approved a second quarter cash dividend of $.35 per common share, which was paid on May 5, 2011.

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