Form 10-Q
period 2011-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2011-08-08
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011, there were 526,240,991 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2011 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2011	2010	2011	2010
FINANCIAL RESULTS (a)
Revenue
Net interest income	$2,150	$2,435	$4,326	$4,814
Noninterest income	1,452	1,477	2,907	2,861
Total revenue	3,602	3,912	7,233	7,675
Noninterest expense	2,176	2,002	4,246	4,115
Pretax, pre-provision earnings from continuing operations (b)	1,426	1,910	2,987	3,560
Provision for credit losses	280	823	701	1,574
Income from continuing operations before income taxes and noncontrolling interests (pretax earnings)	$1,146	$1,087	$2,286	$1,986
Income from continuing operations before noncontrolling interests	$912	$781	$1,744	$1,429
Income from discontinued operations, net of income taxes (c)		22		45
Net income	$912	$803	$1,744	$1,474
Less:
Net income (loss) attributable to noncontrolling interests	(1)	(9)	(6)	(14)
Preferred stock dividends, including TARP (d)	24	25	28	118
Preferred stock discount accretion and redemptions, including redemption of TARP preferred stock discount accretion (d)	1	1	1	251
Net income attributable to common shareholders (d)	$888	$786	$1,721	$1,119
Diluted earnings per common share
Continuing operations	$1.67	$1.43	$3.24	$2.06
Discontinued operations (c)		.04		.09
Net income	$1.67	$1.47	$3.24	$2.15
Cash dividends declared per common share	$.35	$.10	$.45	$.20
PERFORMANCE RATIOS
Net interest margin (e)	3.93%	4.35%	3.93%	4.29%
Noninterest income to total revenue	40	38	40	37
Efficiency	60	51	59	54
Return on:
Average common shareholders’ equity	11.44	11.52	11.29	8.63
Average assets	1.40	1.22	1.34	1.12

See page 59 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings from continuing operations, a non-GAAP measure, is useful as a tool to help evaluate our ability to provide for credit costs through operations.
(c)	Includes results of operations for PNC Global Investment Servicing Inc. (GIS). We sold GIS effective July 1, 2010. See Sale of PNC Global Investment Servicing in the Executive Summary section of the Financial Review section of this Report and Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements of this Report for additional information.
(d)	We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. The impact on diluted earnings per share was $.49 for the six months ended June 30, 2010. Total dividends declared during the first six months of 2010 included $89 million on the Series N Preferred Stock.
(e)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2011 and June 30, 2010 were $25 million and $19 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2011 and June 30, 2010 were $49 million and $37 million, respectively.

CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	June 30 2011	December 31 2010	June 30 2010
Balance Sheet Data (dollars in millions, except per share data)
Assets	$263,117	$264,284	$261,695
Loans (b) (c)	150,319	150,595	154,342
Allowance for loan and lease losses (b)	4,627	4,887	5,336
Interest-earning deposits with banks (b)	4,508	1,610	5,028
Investment securities (b)	59,414	64,262	53,717
Loans held for sale (c)	2,679	3,492	2,756
Goodwill and other intangible assets	10,594	10,753	12,138
Equity investments (b)	9,776	9,220	10,159
Noninterest-bearing deposits	52,683	50,019	44,312
Interest-bearing deposits	129,208	133,371	134,487
Total deposits	181,891	183,390	178,799
Transaction deposits	137,109	134,654	125,712
Borrowed funds (b)	35,176	39,488	40,427
Shareholders’ equity	32,235	30,242	28,377
Common shareholders’ equity	31,588	29,596	27,725
Accumulated other comprehensive income (loss)	69	(431)	(442)
Book value per common share	60.02	56.29	52.77
Common shares outstanding (millions)	526	526	525
Loans to deposits	83%	82%	86%

Assets Under Administration (billions)
Discretionary assets under management	$109	$108	$99
Nondiscretionary assets under administration	110	104	100
Total assets under administration	219	212	199

Capital Ratios
Tier 1 common	10.5%	9.8%	8.3%
Tier 1 risk-based (d)	12.8	12.1	10.7
Total risk-based (d)	16.2	15.6	14.3
Leverage (d)	11.0	10.2	9.1
Common shareholders’ equity to assets	12.0	11.2	10.6

Asset Quality Ratios
Nonperforming loans to total loans	2.57%	2.97%	3.31%
Nonperforming assets to total loans, OREO and foreclosed assets	2.97	3.39	3.70
Nonperforming assets to total assets	1.70	1.94	2.19
Net charge-offs to average loans (for the three months ended) (annualized)	1.11	2.09	2.18
Allowance for loan and lease losses to total loans	3.08	3.25	3.46
Allowance for loan and lease losses to nonperforming loans (e)	120	109	104
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information. Also includes our equity interest in BlackRock under Equity investments.
(c)	Amounts include assets for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	The minimum US regulatory capital ratios under Basel I are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage. The well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage.
(e)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans do not include purchased impaired loans or loans held for sale and, effective in 2011, do not include nonperforming residential real estate loans accounted for under the fair value option.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2010 Annual Report on Form 10-K (2010 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business and regulatory risks, see the following sections as they appear in this Report, in our 2010 Form 10-K, and in our first quarter 2011 Form 10-Q: the Risk Management section of the Financial Review portion of the respective report; Item 1A Risk Factors included in the respective report; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes to Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Estimates And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and those anticipated in the forward-looking statements included in this Report. See Note 18 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income from continuing operations before noncontrolling interests as reported on a generally accepted accounting principles (GAAP) basis.

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

PENDING ACQUISITION OF RBC BANK (USA)

On June 19, 2011, PNC entered into a definitive agreement to acquire RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada. RBC Bank (USA) has approximately $25 billion of assets and 424 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The transaction is expected to add approximately $19 billion of deposits and $16 billion of loans to PNC’s Consolidated Balance Sheet and to close in March 2012, subject to customary closing conditions, including regulatory approvals. Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements of this Report and our Current Report on Form 8-K dated June 19, 2011 contain additional information regarding this pending acquisition.

PENDING ACQUISITION OF FLAGSTAR BRANCHES

On July 26, 2011, PNC signed a definitive agreement to acquire 27 branches in metropolitan Atlanta, Georgia from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc., and assume approximately $240 million of deposits associated with those branches based on balances as of June 30, 2011. Under the agreement, PNC will purchase 21 branches and lease six branches located in a seven-county area primarily north of Atlanta. Acquired real estate and fixed assets associated with the branches will be purchased for net book value, of approximately $42 million. No deposit premium will be paid and no loans will be acquired in the transaction, which is expected to close in December 2011 subject to customary closing conditions, including regulatory approvals.

2011 CAPITAL ACTIONS

Our ability to take certain capital actions has been subject to the results of the supervisory assessment of capital adequacy undertaken by the Board of Governors of the Federal Reserve System (Federal Reserve) and our primary bank regulators as part of the capital adequacy assessment of the 19 bank holding companies that participate in the Supervisory Capital Assessment Program. As we announced on March 18, 2011, the Federal Reserve accepted the capital plan that we had previously submitted for their review and did not object to our capital actions.

On July 27, 2011, we issued one million depositary shares, each representing a 1/100th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O, in an underwritten public offering resulting in gross proceeds to us before commissions and expenses of $1 billion. We intend to use the net proceeds from this offering for general corporate purposes, including funding for the pending RBC Bank (USA) acquisition.

On April 7, 2011, consistent with our capital plan submitted to the Federal Reserve, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from $.10 per common share to $.35 per common share, which was paid on May 5, 2011. Additionally, also consistent with that capital plan, our Board of Directors also confirmed that PNC may begin to purchase common stock under its existing 25 million share repurchase program in open market or privately negotiated transactions. We have placed on hold our plans to repurchase up to $500 million of common stock during the remainder of 2011 until we obtain regulatory approval for the RBC Bank (USA) acquisition, and will reevaluate share repurchase plans at that time. The discussion of capital within the Consolidated Balance Sheet Review section of this Financial Review includes additional information regarding our common stock repurchase program.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

There have been numerous legislative and regulatory developments and dramatic changes in the competitive landscape of our industry over the last several years.

The United States and other governments have undertaken major reform of the regulatory oversight structure of the financial services industry, including engaging in new efforts to impose requirements designed to protect consumers and investors from financial abuse. We expect to face further increased regulation of our industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with regulations and other supervisory initiatives will likely increase our costs and reduce our revenue, and may limit our ability to pursue certain desirable business opportunities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010. Although Dodd-Frank and other reforms will affect a number of the areas in which we do business, it is not clear at this time the full extent of the adjustments that will be required and the extent to which we will be able to adjust our businesses in response to the requirements. Many parts of the law are now in effect and others are now in the implementation stage, which is likely to continue for several years. The law requires that regulators, some of which are new regulatory bodies created by Dodd-Frank, draft, review and approve more than 300 implementing regulations and conduct numerous studies that are likely to lead to more regulations, a process that, while well underway, is proceeding somewhat slower than originally anticipated, thus extending the uncertainty surrounding the ultimate impact of Dodd-Frank on us.

A number of reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including PNC, do business. We provide additional information on a number of these provisions (including new consumer protection regulation, enhanced capital requirements, limitations on investment in and sponsorship of funds, risk retention by securitization participants, new regulation of derivatives, potential applicability of state consumer protection laws, and limitations on interchange fees) and some of their potential impacts on PNC in Item 1A Risk Factors included in Part II of this Report.

RESIDENTIAL MORTGAGE FORECLOSURE MATTERS

Beginning in the third quarter of 2010, mortgage foreclosure documentation practices among US financial institutions received heightened attention by regulators and the media. PNC’s US market share for residential servicing based on retail origination volume is approximately 1.6%. The vast majority of our servicing business is on behalf of other investors, principally the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). Following the initial reports regarding these practices, we conducted an internal review of our foreclosure procedures. Based upon our review, we believe that PNC has systems designed to ensure that no foreclosure proceeds unless the loan is genuinely in default.

Similar to other banks, however, we identified issues regarding some of our foreclosure practices. Accordingly, after implementing a delay in pursuing individual foreclosures, we have been moving forward in most jurisdictions on such matters under procedures designed to address as appropriate any documentation issues. We are also proceeding with new foreclosures under enhanced procedures designed as part of this review to minimize the risk of errors related to the processing of documentation in foreclosure cases.

The Federal Reserve and the Office of the Comptroller of the Currency (OCC), together with the FDIC and others, conducted a publicly-disclosed interagency horizontal review of residential mortgage servicing operations at PNC and thirteen other federally regulated mortgage servicers. As a result of that review, in April 2011 PNC entered into a consent order with the Federal Reserve and PNC Bank, National Association (PNC Bank) entered into a consent order with the OCC. Collectively, these consent orders describe certain foreclosure-related practices and controls that the regulators found to be deficient and require PNC and PNC Bank to, among other things, develop and implement plans and programs to enhance PNC’s residential mortgage servicing and foreclosure processes, retain an independent consultant to review certain residential mortgage foreclosure actions, take certain remedial actions, and oversee compliance with the orders and the new plans and programs. The two orders do not foreclose the potential for civil money penalties from either of these regulators.

Other governmental, legislative and regulatory inquiries on this topic are ongoing, and may result in significant additional actions, penalties or other remedies.

For additional information, including with respect to some of these other ongoing governmental, legislative and regulatory inquiries, please see Note 16 Legal Proceedings and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in this Report and our Current Report on Form 8-K dated April 14, 2011.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	General economic conditions, including the speed and stamina of the moderate economic recovery in general and on our customers in particular,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for non-loan products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined elsewhere in this Report, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Progress towards closing the pending RBC Bank (USA) and Flagstar branches acquisitions,
•	Revenue growth,
•	A sustained focus on expense management,
•	Managing the distressed assets portfolio and other impaired assets,
•	Improving our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to return to our desired moderate risk profile,
•	Actions we take within the capital and other financial markets, and
•	The impact of legal and regulatory contingencies.

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

Results of operations of GIS through June 30, 2010 are presented as income from discontinued operations, net of income taxes, on our Consolidated Income Statement in this Report. Once we entered into the sales agreement, GIS was no longer a reportable business segment. See Note 2 Acquisition and Divestiture Activity in our Notes To Consolidated Financial Statements in this Report.

INCOME STATEMENT HIGHLIGHTS

•	Strong earnings for the second quarter of 2011 reflected improved credit quality and client sales and revenue momentum.
•

Net interest income of $2.2 billion and net interest margin of 3.93% for the second quarter both declined compared with the second quarter of 2010, reflecting a lower yield on interest-earning assets resulting from lower purchase accounting accretion, soft loan demand and the low interest rate environment.

•

Noninterest income of $1.5 billion for the second quarter reflected lower service charges on deposits from the impact of Regulation E rules pertaining to overdraft fees, partially offset by higher asset management fees.

•	The provision for credit losses of $280 million for the second quarter declined from $823 million in the second quarter of 2010 as overall credit quality continued to improve.
•

Noninterest expense of $2.2 billion for the second quarter of 2011 increased $174 million compared with the second quarter of 2010 primarily due the impact of second quarter 2010 benefits from the reversal of certain accrued liabilities, with $73 million associated with a franchise tax settlement and $47 million associated with an indemnification liability for certain Visa litigation.

•	A decline in the effective tax rate to 20.4% for the second quarter compared with 28.2% for the second quarter of 2010 was primarily attributable to a reversal of certain deferred tax liabilities.

CREDIT QUALITY HIGHLIGHTS

•

Credit quality further improved in the second quarter of 2011. Nonperforming assets declined $642 million, or 13%, to $4.5 billion at June 30, 2011 compared with December 31, 2010. Accruing loans past due decreased 8% to $4.1 billion from $4.5 billion at December 31, 2010. Net charge-offs totaled $947 million for the first half of 2011 compared with $1.5 billion for the first half of 2010, a decline of 38%. Second quarter 2011 net charge-offs declined to $414 million compared with $840 million in the second quarter of 2010. The allowance for loan and lease losses was 3.08% of total loans and 120% of nonperforming loans as of June 30, 2011.

BALANCE SHEET HIGHLIGHTS

•

We continued our momentum in acquiring new clients and deepening customer relationships during the second quarter of 2011 with our innovative products and services, distribution network and cross sell expertise. Retail banking checking relationships grew organically by 74,000 during the second quarter of 2011 compared with 10,000 during second quarter of 2010. Corporate banking is on track to exceed its goal of adding 1,000 new primary clients in 2011.

Asset management sales referrals from PNC’s retail, corporate and commercial bankers for the first half of 2011 were double those in first half 2010.
•

Total loans of $150 billion at June 30, 2011 were about flat compared with December 31, 2010 as a result of growth in commercial loans largely from new client acquisition and increased utilization from existing clients partially offset by declines in commercial real estate and consumer loans. Loans and commitments originated and renewed totaled approximately $38 billion in the second quarter of 2011, including $1 billion of small business loans.

•

Total deposits were $182 billion at June 30, 2011, down slightly from December 31, 2010. Higher cost retail certificates of deposit continued to decline with a net reduction of 4% in the second quarter, offset by growth in noninterest-bearing demand deposits.

•	PNC’s high quality balance sheet remained core funded with a loan to deposit ratio of 83% at June 30, 2011 and a strong liquidity position to support growth.
•	PNC had strong capital levels at June 30, 2011 with a Tier 1 common capital ratio of 10.5% at June 30, 2011, an increase from 9.8% at December 31, 2010.
•	PNC successfully completed the acquisition and conversion of 19 branches and $324 million of deposits from BankAtlantic in the Tampa, Florida area, on June 6, 2011.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the first six months of 2011 and 2010.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions, divestitures and consolidations of variable interest entities. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at June 30, 2011 compared with December 31, 2010.

Total average assets were $261.8 billion for the first six months of 2011 compared with $265.7 billion for the first six months of 2010. Average interest-earning assets were $222.4 billion for the first six months of 2011, compared with $225.8 billion in the first six months of 2010. In both comparisons, the declines were primarily driven by a $6.8 billion decrease in average total loans partially offset by a $4.3 billion increase in average total investment securities. The overall decline in average loans reflected soft customer loan demand, loan repayments, dispositions and net charge-offs. The increase in total investment securities reflected net investments of excess liquidity in high quality securities primarily agency residential mortgage-backed securities.

Average total loans decreased $6.8 billion, to $150.0 billion for the first six months of 2011 compared with the first six months of 2010. The decrease in average total loans primarily reflected declines in commercial real estate of $4.5 billion and residential real estate of $3.7 billion, partially offset by a $2.2 billion increase in commercial loans. Commercial real estate loans declined due to loan sales, paydowns, and charge-offs. The decrease in residential real estate was impacted by portfolio management activities, paydowns and net charge-offs. Commercial loans increased due to a combination of new client acquisition and improved utilization. Loans represented 67% of average interest-earning assets for the first six months of 2011 and 69% of average interest-earning assets for the first six months of 2010.

Average securities available for sale increased $4.0 billion, to $53.1 billion, in the first six months of 2011 compared with the first six months of 2010. Average agency residential mortgage-backed securities increased $6.4 billion and other debt securities increased $1.6 billion in the comparison while US Treasury and government agency securities decreased $3.0 billion and non-agency residential mortgage-backed securities declined $1.9 billion. The impact of purchases of high quality agency residential mortgage-backed securities and other debt was partially offset by paydowns of other security types.

Average securities held to maturity increased $.3 billion, to $7.2 billion, in the first six months of 2011 compared with the first six months of 2010. The increases of $1.0 billion in commercial mortgage-backed securities and $.6 billion in residential mortgage-backed securities more than offset a $1.3 billion decrease in asset-backed securities in the comparison.

Total investment securities comprised 27% of average interest-earning assets for the first six months of 2011 and 25% for the first six months of 2010.

Average noninterest-earning assets totaled $39.4 billion in the first six months of 2011 compared with $40.0 billion in the first six months of 2010.

Average total deposits were $180.8 billion for the current year-to-date compared with $182.7 billion for the prior year-to-date. Average deposits declined from the prior year period primarily as a result of decreases of $9.6 billion in average retail certificates of deposit and $.5 billion in average other time deposits, which were partially offset by increases of $5.3 billion in average noninterest-bearing deposits, $1.8 billion in average demand deposits and $1.1 billion in average savings deposits. Total deposits at June 30, 2011 were $181.9 billion compared with $183.4 billion at December 31, 2010 and are further discussed within the Consolidated Balance Sheet Review section of this Report.

Average total deposits represented 69% of average total assets for the first six months of both 2011 and 2010.

Average transaction deposits were $133.9 billion for the first six months of 2011 compared with $126.6 billion for the first six months of 2010. The ongoing planned reduction of high-cost and primarily non-relationship certificates of deposit is part of our overall deposit strategy that is focused on growing demand and other transaction deposits as cornerstone products of customer relationships and a lower-cost, stable funding source. Furthermore, core checking accounts are critical to our strategy of expanding our payments business.

Average borrowed funds were $36.7 billion for the current year-to-date compared with $41.7 billion for the prior year-to-date. Maturities of Federal Home Loan Bank (FHLB) borrowings drove the decline compared with the first half of 2010. Total borrowed funds at June 30, 2011 were $35.2 billion compared with $39.5 billion at December 31, 2010 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $1.4 billion for the first six months of 2011 and $1.3 billion for the first six months of 2010. Highlights of results for the second quarters of 2011 and 2010 are included below. The Business Segments Review section of this Financial Review includes a Results of Business-Summary table and further analysis of our business segment results over the first six months of 2011 and 2010 including presentation differences from Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

We provide a reconciliation of total business segment earnings to PNC consolidated income from continuing operations before noncontrolling interests as reported on a GAAP basis in Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Retail Banking

Retail Banking earned $26 million in the first six months of 2011 compared with earnings of $104 million for the same period a year ago. Earnings declined from the prior year as lower revenues from the impact of Regulation E rules related to overdraft fees and a low interest rate environment were partially offset by a lower provision for credit losses. Retail Banking continued to maintain its focus on growing customers and deposits, improving customer and employee satisfaction, investing in the business for future growth, and disciplined expense management during this period of market and economic uncertainty.

Retail Banking earned $44 million for the second quarter of 2011 compared with earnings of $80 million for second quarter 2010. The decrease from the prior year second quarter was a result of lower revenue from the impact of Regulation E rules related to overdraft fees, lower net interest income and higher noninterest expense somewhat offset by a lower provision for credit losses and higher consumer service fees.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $880 million in the first six months of 2011 compared with $816 million in the first six months of 2010. The increase in earnings was due to a decrease in the provision for credit losses, somewhat offset by declines in net interest income and revenue from commercial mortgage banking activities. We continued to focus on adding new clients and increased our cross selling to serve our clients’ needs, particularly in the western markets, and remained committed to strong expense discipline.

Corporate & Institutional Banking earned $448 million in both the second quarter of 2011 and the second quarter of 2010. While earnings were flat in the comparison, lower net interest income and higher noninterest expense were offset by a lower provision for credit losses and higher noninterest income.

Asset Management Group

Asset Management Group earned $91 million in the first six months of 2011 compared with $66 million in the first six months of 2010. Earnings for the first half of 2011 reflected a benefit from the provision for credit losses and growth in noninterest income as assets under administration increased to $219 billion, a 10% increase over June 30, 2010. The business remained focused on its core strategies to drive growth, including: increasing channel penetration; investing in higher growth geographies; and investing in differentiated client facing technology.

Asset Management Group earned $48 million in the second quarter of 2011 compared with $27 million in the second quarter of 2010. Higher earnings for the 2011 quarter were driven by a benefit from the provision for credit losses and growth in noninterest income partially offset by an increase in noninterest expense from investments in the business in the comparison. Overall second quarter results benefited from strong sales and significant referrals from other PNC lines of business.

Residential Mortgage Banking

Residential Mortgage Banking earned $126 million in the first six months of 2011 compared with $169 million in the first six months of 2010. Earnings declined from the prior year period primarily as a result of higher noninterest expense, lower net interest income, a benefit from the provision for credit losses in the first six months of 2010, and lower servicing fees partially offset by increased loan sales revenue.

Residential Mortgage Banking earned $55 million in the second quarter of 2011 compared with $91 million in the second quarter of 2010. The decline in earnings primarily resulted from higher noninterest expense and lower net interest income.

BlackRock

Our BlackRock business segment earned $179 million in the first six months of 2011 and $154 million in the first six months of 2010. Second quarter 2011 business segment earnings from BlackRock were $93 million compared with $77 million in the second quarter of 2010. Higher earnings at BlackRock for the second quarter of 2011 compared to the second quarter of 2010 were primarily due to the effect of growth in investment advisory fees related to growth in long-term assets under management.

Distressed Assets Portfolio

This business segment consists primarily of assets acquired with acquisitions and had earnings of $109 million for the first six months of 2011 compared with a loss of $6 million in the first six months of 2010. The increase was driven primarily by a lower provision for credit losses partially offset by a decline in net interest income.

Distressed Assets Portfolio segment had earnings of $84 million for the second quarter of 2011 compared with a loss of $79 million for the second quarter of 2010. The increase primarily resulted from a lower provision for loan losses.

Other

“Other” reported earnings of $333 million for the six months of 2011 compared with earnings of $126 million for the first six months of 2010. The increase in earnings over the first six months of 2010 primarily reflected the impact of integration costs incurred in the 2010 period, the benefit of the lower effective tax rate in the 2011 period and lower net other-than-temporary impairments (OTTI) in the 2011 period.

“Other” reported earnings of $140 million in the second quarter of 2011 and $137 million in the second quarter of 2010.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first six months of 2011 was $1.7 billion compared with $1.5 billion for the first six months of 2010. Net income for the second quarter of 2011 was $912 million compared with $803 million for the second quarter of 2010. Strong earnings for the first half and second quarter of 2011 reflect improved credit quality, client sales and revenue momentum.

Total revenue for the first six months of 2011 was $7.2 billion compared with $7.7 billion for the first six months of 2010. Total revenue for the second quarter of 2011 was $3.6 billion compared with $3.9 billion for the second quarter of 2010. The decline in both comparisons reflected lower net interest income in the 2011 periods attributable to purchase accounting.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended June 30		Six months ended June 30
Dollars in millions	2011	2010	2011	2010
Net interest income	$2,150	$2,435	$4,326	$4,814
Net interest margin	3.93%	4.35%	3.93%	4.29%

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

The decreases in net interest income and net interest margin compared with both the second quarter of 2010 and the first six months of 2010 were primarily attributable to lower purchase accounting accretion. A decline in loan balances and the low interest rate environment, partially offset by lower funding costs, also contributed to the decrease in each period.

The net interest margin was 3.93% for the first six months of 2011 and 4.29% for the first six months of 2010. The following factors impacted the comparison:

•	A 49 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 44 basis points.
•

These factors were partially offset by an 11 basis point decline in the rate accrued on interest-bearing liabilities. The rate accrued on interest-bearing deposits, the largest component, decreased 21 basis points, the impact of which was partially offset by a

29 basis point increase in the rate accrued on total borrowed funds.

The net interest margin was 3.93% for the second quarter of 2011 and 4.35% for the second quarter of 2010. The following factors impacted the comparison:

•	A 49 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 47 basis points.
•

These factors were partially offset by a 3 basis point decline in the rate accrued on interest-bearing liabilities. The rate accrued on interest-bearing deposits, the largest component, decreased 16 basis points, the impact of which was partially offset by a 58 basis point increase in the rate accrued on total borrowed funds.

We expect that our purchase accounting accretion will decline by approximately $700 million for full year 2011 compared with 2010. Excluding the impact of this factor, we expect our net interest income and net interest margin to be stable for full year 2011 compared with 2010. Approximately $11.3 billion of higher cost retail consumer CDs are scheduled to mature in the second half of 2011 at a weighted-average rate of about 1.74%. We expect that these will be redeemed or re-priced at a lower rate, which will benefit our funding costs.

NONINTEREST INCOME

Summary

Noninterest income totaled $2.9 billion for the first six months of both 2011 and 2010 and was $1.5 billion for the second quarter of both 2011 and 2010. Noninterest income for the second quarter of 2011 reflected lower service charges on deposits from the impact of Regulation E rules pertaining to overdraft fees, partially offset by higher asset management fees.

Additional Analysis

Asset management revenue increased $49 million to $551 million in the first six months of 2011 compared with the first six months of 2010. Asset management revenue was $288 million in the second quarter of 2011 compared with $243 million in the second quarter of 2010. These increases in the comparisons were driven by higher equity earnings from our BlackRock investment and by higher equity markets, successful client retention, growth in new clients and strong sales performance. Discretionary assets under management at June 30, 2011 totaled $109 billion compared with $99 billion at June 30, 2010.

For the first half of 2011, consumer services fees totaled $644 million compared with $611 million in the first half of 2010. Consumer services fees were $333 million in the second quarter of 2011 compared with $315 million in the second quarter of 2010. The increases reflected higher volume-related transaction fees, such as debit and credit cards and merchant services.

Corporate services revenue totaled $445 million in the first six months of 2011 and $529 million in the first six months of 2010. Corporate services revenue was $228 million in the second quarter of 2011 compared with $261 million in the second quarter of 2010. Commercial mortgage servicing revenue declined in both comparisons due to higher mortgage servicing rights impairment charges and lower ancillary fee income. Corporate services fees include the noninterest component of treasury management fees, which continued to be a strong contributor to revenue.

Residential mortgage revenue totaled $358 million in the first half of 2011 and $326 million in the first half of 2010. Second quarter 2011 residential mortgage revenue totaled $163 million compared with $179 million in the second quarter of 2010. Higher loans sales revenue drove the year-to-date comparison, while lower net hedging gains on mortgage servicing rights were reflected in the quarterly decline.

Service charges on deposits totaled $254 million for the first six months of 2011 and $409 million for the first six months of 2010. Service charges on deposits totaled $131 million for the second quarter of 2011 and $209 million for second quarter of 2010. The decline in both comparisons resulted primarily from the impact of Regulation E rules pertaining to overdraft fees.

Net gains on sales of securities totaled $119 million for the first half of 2011 and $237 million for the first half of 2010. Net gains on sales of securities were $82 million for the second quarter of 2011 and $147 million for second quarter of 2010.

The net credit component of OTTI of securities recognized in earnings was a loss of $73 million in the six months of 2011, including $39 million in the second quarter, compared with losses of $210 million and $94 million, respectively for the same periods in 2010.

Other noninterest income totaled $609 million for the first six months of 2011 compared with $457 million for the first six months of 2010. Other noninterest income totaled $266 million for second quarter of 2011 compared with $217 million for second quarter of 2010. Both increases over the comparable 2010 periods were driven by several individually insignificant items.

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

Looking to full year 2011, we see opportunities for growth in our fee-based revenues resulting from client growth and depth in our expanded franchise. At the same time, we will see the continued impact of ongoing regulatory reforms. Revenue is likely to decline compared with 2010 from the impact of the rules set forth in Regulation E related to overdraft fees and the Dodd-Frank limits related to interchange rates on debit card transactions. Regulation E, which became effective July 1, 2010, is expected to have an incremental negative impact to 2011 revenues of approximately $200 million based on expected 2011 transaction volumes. The Dodd-Frank limits related to interchange rates on debit cards will be effective October 1, 2011 and are expected to have a negative incremental impact of approximately $75 million in 2011 and an additional incremental reduction in future periods’ annual revenue of approximately $175 million based on expected 2011 transaction volumes. Excluding the expected incremental negative impact of these two regulatory changes, we expect noninterest income for full year 2011 to increase in the low-to-mid single digits (in terms of percentages) compared with 2010.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial real estate loan servicing.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $593 million for the first six months of 2011 and $595 million for the first six months of 2010. For the second quarter of 2011, treasury management revenue was $292 million compared with $299 million for the second quarter of 2010. Declining deposit spreads offset increases in core processing products, such as lockbox and information reporting, and in growth products such as commercial card and healthcare related services.

Revenue from capital markets-related products and services totaled $304 million in the first half of 2011 compared with $285 million in the first half of 2010. Second quarter 2011 revenue was $165 million compared with $124 million for the second quarter of 2010. Both comparisons were driven by improved valuations on customer derivatives and sales volumes.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization, and commercial mortgage servicing rights valuations), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $53 million in the first six months of 2011 compared with $162 million in the first six months of 2010. For the second quarter of 2011, revenue from commercial mortgage banking activities totaled $12 million compared with $47 million for the second quarter of 2010. Higher amortization and impairment charges in 2011 were due primarily to decreased interest rates and related prepayments by borrowers. Impairments totaled $75 million in the first half of 2011, including $40 million for the second quarter. The comparable amounts for 2010 were $18 million and $14 million, respectively. The six months of 2010 included a higher level of ancillary commercial mortgage servicing fees and revenue from a duplicative agency servicing operation that was sold in the second quarter of last year which contributed to the year-over-year decrease. Improved valuations on commercial mortgage loans held for sale benefited both comparisons.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $.7 billion for the first six months of 2011 compared with $1.6 billion for the first six months of 2010. The provision for credit losses totaled $280 million for the second quarter of 2011 compared with $823 million for the second quarter of 2010. The decline in both comparisons was driven by overall credit quality improvement and continuation of actions to reduce exposure levels.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

We anticipate an overall improvement in credit migration for full year 2011 and a continued reduction in our nonperforming loans assuming modest GDP growth. As a result, we expect that our full year 2011 provision for credit losses will be at least $1 billion less than our full year 2010 provision for credit losses assuming budgeted loan growth projections.

NONINTEREST EXPENSE

Noninterest expense was $4.2 billion for the first six months of 2011 and $4.1 billion for the first six months of 2010. Noninterest expense totaled $2.2 billion for the second quarter of 2011 compared with $2.0 billion for the second quarter of 2010. The increase in noninterest expense compared with the second quarter of 2010 was primarily due to the impact of second quarter of 2010 benefits from the reversal of certain accrued liabilities, with $73 million associated with a franchise tax settlement and $47 million associated with an indemnification liability for certain Visa litigation, and various small increases in expenses incurred in the second quarter of 2011 partially offset by the impact of integration costs during the second quarter of 2010. Integration costs included in noninterest expense totaled $213 million for the first half of 2010, including $100 million in the second quarter of that year. Noninterest expense for the first half of 2011 included higher personnel and occupancy expense and, in the second quarter, a charge of approximately $40 million related to accruals for legal contingencies primarily associated with pending lawsuits offset in part by anticipated insurance recoveries.

Apart from the possible impact of legal and regulatory contingencies we expect that total noninterest expense for full year 2011 will be flat compared with full year 2010. This expectation reflects the shift in the deposit insurance base calculations from deposits to average assets less Tier 1 capital which was effective April 1, 2011 under Dodd-Frank. The difference in premium is not material.

EFFECTIVE TAX RATE

The effective tax rate was 23.7% in the first half of 2011 compared with 28.0% in the first half of 2010. For the second quarter of 2011, our effective tax rate was 20.4% compared with 28.2% for the second quarter of 2010. The decline in the effective tax rate in both comparisons was primarily driven by a $54 million benefit related to the reversal of deferred tax liabilities associated with adjustments to the tax basis of an asset during the second quarter of 2011. We anticipate that the effective tax rate will be approximately 27% for the second half of 2011.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	June 30 2011	Dec. 31 2010
Assets
Loans	$150,319	$150,595
Investment securities	59,414	64,262
Cash and short-term investments	12,805	10,437
Loans held for sale	2,679	3,492
Goodwill and other intangible assets	10,594	10,753
Equity investments	9,776	9,220
Other, net	17,530	15,525
Total assets	$263,117	$264,284
Liabilities
Deposits	$181,891	$183,390
Borrowed funds	35,176	39,488
Other	11,177	8,568
Total liabilities	228,244	231,446
Total shareholders’ equity	32,235	30,242
Noncontrolling interests	2,638	2,596
Total equity	34,873	32,838
Total liabilities and equity	$263,117	$264,284

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in this Report.

The decline in total assets at June 30, 2011 compared with December 31, 2010 was primarily due to lower investment securities, partially offset by an increase in interest-earning deposits with banks.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances reflect unearned income, unamortized discount and premium, and purchase discounts and premiums totaling $2.5 billion at June 30, 2011 and $2.7 billion at December 31, 2010. The balances do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on the purchased impaired loans.

Loans decreased $.3 billion as of June 30, 2011 compared with December 31, 2010. Growth in commercial loans of $3.4 billion was offset by declines of $1.6 billion in commercial real estate loans, $1 billion of residential real estate loans and $.8 billion of home equity loans compared with year end. Commercial loans increased due to a combination of new client acquisition and improved utilization. Commercial real estate loans declined due to loan sales, paydowns, and charge-offs. The decrease in residential real estate was impacted by paydowns, loans sales, and charge-offs. Home equity loans declined in the second quarter as paydowns, charge-offs, and portfolio management activities exceeded new loan production and draws on existing lines.

Loans represented 57% of total assets at June 30, 2011 and December 31, 2010. Commercial lending represented 54% of the loan portfolio at June 30, 2011 and 53% at December 31, 2010. Consumer lending represented 46% at June 30, 2011 and 47% at December 31, 2010.

Commercial real estate loans represented 6% of total assets at June 30, 2011 and 7% of total assets at December 31, 2010.

Details Of Loans

In millions	Jun. 30 2011	Dec. 31 2010
Commercial
Retail/wholesale trade	$10,952	$9,901
Manufacturing	10,426	9,334
Service providers	8,984	8,866
Real estate related (a)	7,515	7,500
Financial services	5,206	4,573
Health care	4,115	3,481
Other industries	11,422	11,522
Total commercial	58,620	55,177
Commercial real estate
Real estate projects	11,086	12,211
Commercial mortgage	5,233	5,723
Total commercial real estate	16,319	17,934
Equipment lease financing	6,210	6,393
TOTAL COMMERCIAL LENDING (b)	81,149	79,504
Consumer
Home equity
Lines of credit	22,838	23,473
Installment	10,541	10,753
Residential real estate
Residential mortgage	14,302	15,292
Residential construction	680	707
Credit card	3,754	3,920
Other consumer
Education	8,816	9,196
Automobile	3,705	2,983
Other	4,534	4,767
TOTAL CONSUMER LENDING	69,170	71,091
Total loans	$150,319	$150,595
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Construction loans with interest reserves, and A/B Note restructurings are not significant to PNC.

Total loans above include purchased impaired loans of $7.3 billion, or 5% of total loans, at June 30, 2011, and $7.8 billion, or 5% of total loans, at December 31, 2010.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $65 billion for the first six months of 2011.

Our loan portfolio continued to be diversified among numerous industries and types of businesses in our principal geographic markets.

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

Higher Risk Loans

Our loan portfolio includes certain loans deemed to be higher risk and therefore more likely to result in credit losses. We established specific and pooled reserves on the total commercial lending category of $2.4 billion at June 30, 2011. This commercial lending reserve included what we believe to be appropriate loss coverage on the higher risk commercial loans in the total commercial portfolio. The commercial lending reserve represented 52% of the total ALLL of $4.6 billion at that date. The remaining 48% of ALLL pertained to the total consumer lending category. This category of loans is more homogenous in nature and has certain characteristics that can be assessed at a total portfolio level in terms of loans representing higher risk. We do not consider government insured/government guaranteed loans to be higher risk as we do not believe these loans will result in a significant loss because of their structure. Additional information regarding our higher risk loans is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in this Report.

Information related to purchased impaired loans, purchase accounting accretion and accretable net interest recognized during the first six months of 2011 and 2010 follows.

Valuation of Purchased Impaired Loans

	June 30, 2011		December 31, 2010
Dollars in billions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$1.4		$1.8
Purchased impaired mark	(.3)		(.4)
Recorded investment	1.1		1.4
Allowance for loan losses	(.3)		(.3)
Net investment	.8	57%	1.1	61%
Consumer and residential mortgage loans:
Unpaid principal balance	7.1		7.9
Purchased impaired mark	(.9)		(1.5)
Recorded investment	6.2		6.4
Allowance for loan losses	(.7)		(.6)
Net investment	5.5	77%	5.8	73%
Total purchased impaired loans:
Unpaid principal balance	8.5		9.7
Purchased impaired mark	(1.2)		(1.9)
Recorded investment	7.3		7.8
Allowance for loan losses	(1.0)		(.9)
Net investment	$6.3	74%	$6.9	71%

The unpaid principal balance of purchased impaired loans declined from $9.7 billion at December 31, 2010 to $8.5 billion at June 30, 2011 due to payments, disposals, and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at June 30, 2011 was $1.2 billion which was a decline from $1.9 billion at December 31, 2010. The associated allowance for loan losses increased slightly by $.1 billion to $1.0 billion at June 30, 2011. The net investment of $6.9 billion at December 31, 2010 declined 9% to $6.3 billion at June 30, 2011. At June 30, 2011, our largest individual purchased impaired loan had a recorded investment of $25 million.

We currently expect to collect total cash flows of $8.6 billion on purchased impaired loans, representing the $6.3 billion net investment at June 30, 2011 and the accretable net interest of $2.3 billion shown in the Accretable Net Interest-Purchased Impaired Loans table that follows. These represent the net future cash flows on purchased impaired loans, as contractual interest will be reversed.

Purchase Accounting Accretion

	Three months ended June 30		Six months ended June 30
In millions	2011	2010	2011	2010
Non-impaired loans	$72	$111	$140	$223
Impaired loans	186	258	346	523
Reversal of contractual interest on impaired loans	(88)	(136)	(194)	(270)
Net impaired loans	98	122	152	253
Securities	14	13	23	24
Deposits	91	144	191	311
Borrowings	(25)	(14)	(56)	(70)
Total	$250	$376	$450	$741

In addition to the amounts in the table above, cash received in excess of recorded investment from sales or payoffs of impaired commercial loans (cash recoveries) totaled $40 million for the second quarter of 2011 and $164 million for the second quarter of 2010.

Remaining Purchase Accounting Accretion

In billions	June 30 2011	Dec. 31 2010
Non-impaired loans	$1.1	$1.2
Impaired loans	2.3	2.2
Total loans (gross)	3.4	3.4
Securities	.2	.1
Deposits	.3	.5
Borrowings	(1.0)	(1.1)
Total	$2.9	$2.9

Accretable Net Interest – Purchased Impaired Loans

In billions	2011	2010
January 1	$2.2	$3.5
Accretion (including cash recoveries)	(.5)	(.8)
Net reclassifications to accretable from non-accretable	.6	(.3)
Disposals		(.1)
June 30	$2.3	$2.3

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

In millions	June 30, 2011	December 31, 2010
Commercial / commercial real estate (a)	$62,834	$59,256
Home equity lines of credit	18,994	19,172
Consumer credit card and other unsecured lines	15,206	14,725
Other	2,757	2,652
Total	$99,791	$95,805
(a)	Less than 3% of these amounts at each date relate to commercial real estate.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $18.5 billion at June 30, 2011 and $16.7 billion at December 31, 2010.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $458 million at June 30, 2011 and December 31, 2010 and are included in the preceding table primarily within the “Commercial / commercial real estate” category.

In addition to credit commitments, our net outstanding standby letters of credit totaled $10.7 billion at June 30, 2011 and $10.1 billion at December 31, 2010. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

INVESTMENT SECURITIES

Details of Investment Securities

In millions	Amortized Cost	Fair Value
June 30, 2011
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$3,954	$4,130
Residential mortgage-backed
Agency	25,126	25,500
Non-agency	7,232	6,454
Commercial mortgage-backed
Agency	1,276	1,303
Non-agency	2,494	2,545
Asset-backed	3,839	3,685
State and municipal	2,281	2,302
Other debt	3,343	3,442
Corporate stocks and other	306	306
Total securities available for sale	$49,851	$49,667
SECURITIES HELD TO MATURITY
Debt securities
Residential mortgage-backed (agency)	$2,775	$2,768
Commercial mortgage-backed
Agency	508	506
Non-agency	4,027	4,172
Asset-backed	2,063	2,092
State and municipal	8	9
Other debt	366	363
Total securities held to maturity	$9,747	$9,910
December 31, 2010
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$5,575	$5,710
Residential mortgage-backed
Agency	31,697	31,720
Non-agency	8,193	7,233
Commercial mortgage-backed
Agency	1,763	1,797
Non-agency	1,794	1,856
Asset-backed	2,780	2,582
State and municipal	1,999	1,957
Other debt	3,992	4,077
Corporate stocks and other	378	378
Total securities available for sale	$58,171	$57,310
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$4,490
Asset-backed	2,626	2,676
Other debt	10	11
Total securities held to maturity	$6,952	$7,177

The carrying amount of investment securities totaled $59.4 billion at June 30, 2011, a decrease of $4.9 billion, or 8%, from $64.3 billion at December 31, 2010. The decline resulted from principal payments and net sales of primarily agency mortgage-backed securities and government agency securities.

Investment securities represented 23% of total assets at June 30, 2011 and 24% of total assets at December 31, 2010.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 58% of the investment securities portfolio at June 30, 2011.

During the second quarter of 2011, we transferred securities with a fair value of $3.4 billion from available for sale to held to maturity. The securities transferred included $2.8 billion of agency residential-mortgage backed securities, $285 million of agency commercial mortgage-backed securities, and $365 million of agency guaranteed other debt securities. We changed our intent and committed to hold these high-quality securities to maturity. The reclassification was made at fair value at the date of transfer, resulting in no impact on net income. Net pretax unrealized gains in accumulated other comprehensive income totaled $40 million at the transfer date and will be accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of a premium.

At June 30, 2011, the securities available for sale portfolio included a net unrealized loss of $184 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2010 was a net unrealized loss of $861 million. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The improvement in the net unrealized pretax loss compared with December 31, 2010 was primarily due to lower market interest rates and improved liquidity in non-agency residential mortgage-backed securities markets. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss from continuing operations, net of tax.

Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital. However, reductions in the credit ratings of these securities could have an impact on the determination of risk-weighted assets which could reduce our regulatory capital ratios. In addition, the amount representing the credit-related portion of OTTI on available for sale securities would reduce our earnings and regulatory capital ratios.

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 4.4 years at June 30, 2011 and 4.7 years at December 31, 2010.

We estimate that, at June 30, 2011, the effective duration of investment securities was 3.2 years for an immediate 50 basis points parallel increase in interest rates and 3.0 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2010 were 3.1 years and 2.9 years, respectively.

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

	June 30, 2011
	Agency		Non-agency
Dollars in millions	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Asset-Backed Securities
Fair Value – Available for Sale	$25,500	$1,303	$6,454	$2,545	$3,685
Fair Value – Held to Maturity	2,768	506		4,172	2,092
Total Fair Value	$28,268	$1,809	$6,454	$6,717	$5,777
% of Fair Value:
By Vintage
2011	16%	8%		4%
2010	32%	26%		2%	6%
2009	14%	24%		2%	12%
2008	5%	3%			6%
2007	7%	3%	18%	9%	7%
2006	4%	5%	24%	29%	10%
2005 and earlier	12%	15%	58%	53%	11%
Not Available	10%	16%		1%	48%
Total	100%	100%	100%	100%	100%
By Credit Rating
Agency	100%	100%
AAA			3%	82%	78%
AA			1%	6%	5%
A			3%	7%	1%
BBB			9%	4%
BB			9%
B			14%		3%
Lower than B			60%		10%
No rating			1%	1%	3%
Total	100%	100%	100%	100%	100%
By FICO Score
>720			55%		3%
<720 and >660			36%		7%
<660			1%		2%
No FICO score			8%		88%
Total			100%		100%

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

We recognized OTTI for the second quarter and first six months of 2011 and 2010 as follows:

Other-Than-Temporary Impairments

	Three months ended June 30		Six months ended June 30
In millions	2011	2010	2011	2010
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$(35)	$(81)	$(63)	$(154)
Non-agency commercial mortgage-backed		(3)		(3)
Asset-backed	(4)	(10)	(9)	(53)
Other debt			(1)
Total credit portion of OTTI losses	(39)	(94)	(73)	(210)
Noncredit portion of OTTI losses (b)	(34)	(24)	(30)	(148)
Total OTTI losses	$(73)	$(118)	$(103)	$(358)
(a)	Reduction of noninterest income in our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive loss, net of tax, on our Consolidated Balance Sheet.

The following table summarizes net unrealized gains and losses (including the credit and noncredit portions of OTTI) recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent our most significant categories of securities not backed by the US government or its agencies. A summary of all OTTI credit losses recognized for the first six months of 2011 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report.

	June 30, 2011
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities
Available for Sale Securities (Non-Agency)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Credit Rating Analysis
AAA	$189	$(16)	$1,515	$35	$2,761	$8
Other Investment Grade (AA, A, BBB)	826	(34)	928	16	125	(8)
Total Investment Grade	1,015	(50)	2,443	51	2,886
BB	594	(6)	27
B	929	(116)			191	(29)
Lower than B	3,877	(606)			579	(107)
Total Sub-Investment Grade	5,400	(728)	27		770	(136)
Total No Rating	39		75		26	(18)
Total	$6,454	$(778)	$2,545	$51	$3,682	$(154)
OTTI Analysis
Investment Grade:
OTTI has been recognized	$103	$(14)
No OTTI recognized to date	912	(36)	$2,443	$51	$2,886
Total Investment Grade	1,015	(50)	2,443	51	2,886
Sub-Investment Grade:
OTTI has been recognized	3,403	(659)			621	(146)
No OTTI recognized to date	1,997	(69)	27		149	10
Total Sub-Investment Grade	5,400	(728)	27		770	(136)
No Rating:
OTTI has been recognized					26	(18)
No OTTI recognized to date	39		75
Total No Rating	39		75		26	(18)
Total	$6,454	$(778)	$2,545	$51	$3,682	$(154)
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA			$3,967	$142	$1,714	$22
Other Investment Grade (AA, A, BBB)			205	3	234	1
Total Investment Grade			4,172	145	1,948	23
BB					6
B					1
Lower than B
Total Sub-Investment Grade					7
Total No Rating					128	6
Total			$4,172	$145	$2,083	$29

Residential Mortgage-Backed Securities

At June 30, 2011, our residential mortgage-backed securities portfolio was comprised of $28.3 billion fair value of US government agency-backed securities and $6.5 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first half of 2011, we recorded OTTI credit losses of $63 million on non-agency residential mortgage-backed securities, including $35 million in the second quarter. Almost all of the losses were associated with securities rated below investment grade. As of June 30, 2011, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for non-agency residential mortgage-backed securities totaled $673 million and the related securities had a fair value of $3.5 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of June 30, 2011 totaled $2.0 billion, with unrealized net losses of $69 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.7 billion at June 30, 2011 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $1.8 billion fair value at June 30, 2011 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage- backed securities during the first six months of 2011.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $5.8 billion at June 30, 2011 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, automobile loans, and student loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

We recorded OTTI credit losses of $9 million on asset-backed securities during the first six months of 2011, including $4 million during the second quarter. All of the securities are collateralized by first and second lien residential mortgage loans and are rated below investment grade. As of June 30, 2011, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for asset-backed securities totaled $164 million and the related securities had a fair value of $647 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through June 30, 2011, the remaining fair value was $156 million, with unrealized net gains of $10 million. The results of our security-level assessments indicate that we will recover the cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

If current housing and economic conditions were to worsen, if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

LOANS HELD FOR SALE

In millions	June 30 2011	December 31 2010
Commercial mortgages at fair value	$856	$877
Commercial mortgages at lower of cost or market	370	330
Total commercial mortgages	1,226	1,207
Residential mortgages at fair value	1,351	1,878
Residential mortgages at lower of cost or market		12
Total residential mortgages	1,351	1,890
Other	102	395
Total	$2,679	3,492

We stopped originating certain commercial mortgage loans designated as held for sale in 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. We sold $25 million of commercial mortgage loans held for sale carried at fair value in the first six months of 2011 and sold $44 million in the first six months of 2010.

We recognized net gains of $20 million in the first six months of 2011, including $7 million in the second quarter, on the valuation and sale of commercial mortgage loans held for sale, net of hedges. Net losses of $13 million on the valuation and sale of commercial mortgage loans held for sale, net of hedges, were recognized in the first six months of 2010, including $22 million in the second quarter.

Residential mortgage loan origination volume was $5.8 billion in the first six months of 2011. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $6.5 billion of loans and recognized related gains of $136 million during the first six months of 2011, of which $52 million occurred in the second quarter. The comparable amounts for the first six months of 2010 were $4.2 billion and $88 million, respectively, including $49 million in the second quarter.

Interest income on loans held for sale was $107 million in the first six months of 2011, including $38 million in the second quarter. Comparable amounts for 2010 were $153 million and $73 million, respectively. These amounts are included in Other interest income on our Consolidated Income Statement.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $10.6 billion at June 30, 2011 and $10.8 billion at December 31, 2010. See Note 9 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in this Report.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	June 30 2011	December 31 2010
Deposits
Money market	$85,170	$84,581
Demand	51,930	50,069
Retail certificates of deposit	34,351	37,337
Savings	8,257	7,340
Other time	390	549
Time deposits in foreign offices	1,793	3,514
Total deposits	181,891	183,390
Borrowed funds
Federal funds purchased and repurchase agreements	3,812	4,144
Federal Home Loan Bank borrowings	5,022	6,043
Bank notes and senior debt	10,526	12,904
Subordinated debt	9,358	9,842
Other	6,458	6,555
Total borrowed funds	35,176	39,488
Total	$217,067	$222,878

Total funding sources decreased $5.8 billion at June 30, 2011 compared with December 31, 2010.

Total deposits decreased $1.5 billion, or 1% at June 30, 2011 compared with December 31, 2010 primarily due to redemption of retail certificates of deposit. Interest-bearing deposits represented 71% of total deposits at June 30, 2011 compared to 73% at December 31, 2010. Total borrowed funds decreased $4.3 billion since December 31, 2010. The decline from December 31, 2010 was primarily due to maturities of FHLB borrowings, bank notes and senior debt, and subordinated debt.

Capital

See 2011 Capital Actions in the Executive Summary section of this Financial Review for additional information regarding our July 2011 issuance of depository shares representing preferred stock, our April 2011 increase to PNC’s quarterly common stock dividend, and our plans regarding purchase of shares under PNC’s existing common stock repurchase program.

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $2 billion, to $32.2 billion, at June 30, 2011 compared with December 31, 2010 as retained earnings increased $1.5 billion. Common shares outstanding were 526 million at both June 30, 2011 and December 31, 2010.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares in the first six months of 2011 under this program.

Risk-Based Capital

Dollars in millions	June 30 2011	December 31 2010
Capital components
Shareholders’ equity
Common	$31,588	$29,596
Preferred	647	646
Trust preferred capital securities	2,909	2,907
Noncontrolling interests	1,350	1,351
Goodwill and other intangible assets	(9,005)	(9,053)
Eligible deferred income taxes on goodwill and other intangible assets	445	461
Pension, other postretirement benefit plan adjustments	373	380
Net unrealized securities losses, after-tax	101	550
Net unrealized gains on cash flow hedge derivatives, after-tax	(544)	(522)
Other	(213)	(224)
Tier 1 risk-based capital	27,651	26,092
Subordinated debt	4,742	4,899
Eligible allowance for credit losses	2,734	2,733
Total risk-based capital	$35,127	$33,724
Tier 1 common capital
Tier 1 risk-based capital	$27,651	$26,092
Preferred equity	(647)	(646)
Trust preferred capital securities	(2,909)	(2,907)
Noncontrolling interests	(1,350)	(1,351)
Tier 1 common capital	$22,745	$21,188
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$216,643	$216,283
Adjusted average total assets	252,032	254,693
Capital ratios
Tier 1 common	10.5%	9.8%
Tier 1 risk-based	12.8	12.1
Total risk-based	16.2	15.6
Leverage	11.0	10.2

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through the economic downturn. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although this metric is not provided for in the regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2011 capital levels were aligned with them.

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

Our Tier 1 common capital ratio was 10.5% at June 30, 2011, compared with 9.8% at December 31, 2010. Our Tier 1 risk-based capital ratio increased 70 basis points to 12.8% at June 30, 2011 from 12.1% at December 31, 2010. Increases in both ratios were attributable to retention of earnings in 2011.

At June 30, 2011, PNC Bank, N.A., our domestic bank subsidiary, was considered “well capitalized” based on US regulatory capital ratio requirements. To qualify as “well-capitalized”, regulators currently require banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage, which are indicated on page 3 of this Report. We believe PNC Bank, N.A. will continue to meet these requirements during the remainder of 2011.

The access to, and cost of, funding for new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength.

We provide additional information regarding enhanced capital requirements and some of their potential impacts on PNC in Item 1A Risk Factors included in Part II of this Report.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of June 30, 2011 and December 31, 2010 is included in Note 3 of this Report.

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

Assets recorded at fair value represented 24% of total assets at June 30, 2011 and 27% at December 31, 2010. Liabilities recorded at fair value represented 3% of total liabilities at both June 30, 2011 and December 31, 2010, respectively.

The following table includes the assets and liabilities measured at fair value and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

	June 30, 2011		December 31, 2010
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Assets
Securities available for sale	$49,667	$7,821	$57,310	$8,583
Financial derivatives	5,855	60	5,757	77
Residential mortgage loans held for sale	1,351		1,878
Trading securities	2,075	56	1,826	69
Residential mortgage servicing rights	996	996	1,033	1,033
Commercial mortgage loans held for sale	856	856	877	877
Equity investments	1,513	1,513	1,384	1,384
Customer resale agreements	813		866
Loans	239	4	116	2
Other assets	902	434	853	403
Total assets	$64,267	$11,740	$71,900	$12,428
Level 3 assets as a percentage of total assets at fair value		18%		17%
Level 3 assets as a percentage of consolidated assets		4%		5%
Liabilities
Financial derivatives	$4,863	$444	$4,935	$460
Trading securities sold short	1,845		2,530
Other liabilities			6
Total liabilities	$6,708	$444	$7,471	$460
Level 3 liabilities as a percentage of total liabilities at fair value		7%		6%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the available for sale securities portfolio for which there was a lack of observable market activity.

During the first six months of 2011, no material transfers of assets or liabilities between the hierarchy levels occurred.

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

Capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill and other intangible assets at those business segments, as well as the diversification of risk among the business segments. We have revised certain capital allocations among our business segments, including amounts for prior periods. PNC’s total capital did not change as a result of these adjustments for any periods presented. However, capital allocations to the segments were lower in the year-over-year comparisons primarily due to improving credit quality.

We have allocated the ALLL and unfunded loan commitments and letters of credit based on our assessment of risk in the business segment loan portfolios. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through June 30, 2010 that is reflected in discontinued operations. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Results Of Businesses – Summary

(Unaudited)

	Income (Loss)		Revenue		Average Assets (a)
Six months ended June 30 - in millions	2011	2010	2011	2010	2011	2010
Retail Banking	$26	$104	$2,518	$2,748	$66,210	$68,178
Corporate & Institutional Banking	880	816	2,278	2,491	78,002	78,295
Asset Management Group	91	66	448	444	6,786	7,016
Residential Mortgage Banking	126	169	477	480	11,218	8,770
BlackRock	179	154	229	198	5,596	6,125
Distressed Assets Portfolio	109	(6)	515	688	13,743	19,009
Total business segments	1,411	1,303	6,465	7,049	181,555	187,393
Other (b) (c)	333	126	768	626	80,271	78,356
Income from continuing operations before noncontrolling interests (d)	$1,744	$1,429	$7,233	$7,675	$261,826	$265,749
(a)	Period-end balances for BlackRock.
(b)	For our segment reporting presentation in this Financial Review, “Other” for the first six months of 2010 included $213 million of pretax integration costs related to acquisitions.
(c)	“Other” average assets include securities available for sale associated with asset and liability management activities.
(d)	Amounts are presented on a continuing operations basis and therefore exclude the earnings, revenue, and assets of GIS for the first six months of 2010.

RETAIL BANKING

(Unaudited)

Six months ended June 30 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$1,628	$1,748
Noninterest income
Service charges on deposits	242	399
Brokerage	105	108
Consumer services	481	431
Other	62	62
Total noninterest income	890	1,000
Total revenue	2,518	2,748
Provision for credit losses	456	619
Noninterest expense	2,022	1,969
Pretax earnings	40	160
Income taxes	14	56
Earnings	$26	$104
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$25,984	$26,665
Indirect auto	2,579	1,950
Indirect other	1,565	2,009
Education	8,991	8,202
Credit cards	3,706	4,013
Other	1,815	1,784
Total consumer	44,640	44,623
Commercial and commercial real estate	10,711	11,365
Floor plan	1,522	1,297
Residential mortgage	1,241	1,741
Total loans	58,114	59,026
Goodwill and other intangible assets	5,760	5,904
Other assets	2,336	3,248
Total assets	$66,210	$68,178
Deposits
Noninterest-bearing demand	$18,272	$17,009
Interest-bearing demand	21,397	19,597
Money market	40,575	39,992
Total transaction deposits	80,244	76,598
Savings	7,856	6,780
Certificates of deposit	34,708	43,955
Total deposits	122,808	127,333
Other liabilities	955	1,654
Capital	8,147	8,424
Total liabilities and equity	$131,910	$137,411
PERFORMANCE RATIOS
Return on average capital	1%	2%
Return on average assets	.08	.31
Noninterest income to total revenue	35	36
Efficiency	80	72
OTHER INFORMATION (a)
Credit-related statistics:
Commercial nonperforming assets	$301	$297
Consumer nonperforming assets	403	336
Total nonperforming assets (b)	$704	$633
Impaired loans (c)	$826	$974
Commercial lending net charge-offs	$132	$196
Credit card lending net charge-offs	122	185
Consumer lending (excluding credit card) net charge-offs	226	217
Total net charge-offs	$480	$598
Commercial lending annualized net charge-off ratio	2.18%	3.12%
Credit card lending annualized net charge-off ratio	6.64%	9.30%
Consumer lending (excluding credit card) annualized net charge-off ratio	1.08%	1.03%
Total annualized net charge-off ratio	1.67%	2.04%
Other statistics:
ATMs	6,707	6,539
Branches (d)	2,459	2,458

At June 30 Dollars in millions, except as noted	2011	2010
OTHER INFORMATION (CONTINUED) (a)
Home equity portfolio credit statistics: (e)
% of first lien positions (f)	37%	35%
Weighted average loan-to-value ratios (f)	73%	73%
Weighted average FICO scores (g)	743	727
Annualized net charge-off ratio	1.16%	.86%
Loans 30 – 59 days past due	.48%	.45%
Loans 60 – 89 days past due	.30%	.29%
Loans 90 days past due	1.02%	.91%
Customer-related statistics: (in thousands)
Retail Banking checking relationships	5,627	5,389
Retail online banking active customers	3,354	2,774
Retail online bill payment active customers	1,045	870
Brokerage statistics:
Financial consultants (h)	712	711
Full service brokerage offices	37	41
Brokerage account assets (billions)	$35	$33
(a)	Presented as of June 30 except for net charge-offs and annualized net charge-off ratios, which are for the six months ended.
(b)	Includes nonperforming loans of $679 million at June 30, 2011 and $612 million at June 30, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes certain satellite branches that provide limited products and/or services.
(e)	Home equity lien position, loan to value, FICO and delinquency statistics are based on borrower contractual amounts and include purchased impaired loans.
(f)	Includes loans from acquired portfolios for which lien position and loan-to-value information was limited. Additionally, excludes brokered home equity loans.
(g)	Represents the most recent FICO scores we have on file.
(h)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

Retail Banking earned $26 million in the first six months of 2011 compared with earnings of $104 million for the same period a year ago. Earnings declined from the prior year as lower revenues from the impact of Regulation E rules related to overdraft fees and a low interest rate environment were partially offset by a lower provision for credit losses. Retail Banking continued to maintain its focus on growing customers and deposits, improving customer and employee satisfaction, investing in the business for future growth, and disciplined expense management during this period of market and economic uncertainty.

Highlights of Retail Banking’s performance for the first six months of 2011 include the following:

•	The planned acquisition of RBC Bank (USA) in March 2012 is expected to add 424 banking locations and expand PNC’s footprint to 19 states and over 2,800 branches.
•	On July 26, 2011, PNC signed a definitive agreement to acquire 27 branches and related deposits in metropolitan Atlanta, Georgia from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc.
•	Retail Banking added approximately $280 million in deposits, 32,000 checking relationships, 19 branches and 27 ATMs in the June 2011 acquisition from BankAtlantic in the Tampa, Florida area.
•	Retail Banking launched new checking account and credit card products during the first quarter. These new products are designed to provide more choices for customers.
•	Net new checking relationships grew 130,000 in the first half of 2011 exclusive of the 32,000 added with the BankAtlantic acquisition, strong results reflecting gains in all of our markets. We are seeing strong customer retention in the overall network.
•	Success in implementing Retail Banking’s deposit strategy resulted in growth in average demand deposits of $3.1 billion, or 8%, over the prior year.
•

Our investment in online banking capabilities continues to pay off. Excluding the impact of the BankAtlantic branches, active online bill payment and active online banking customers grew by 7% and 9%, respectively, during the first half of 2011; and both have grown approximately 20% since June 30, 2010.

•

PNC’s expansive branch footprint covers nearly one-third of the U.S. population in 15 states and Washington, DC with a network of 2,459 branches and 6,707 ATMs at June 30, 2011. In the first six months of 2011, we opened 11 traditional and 3 in-store branches and consolidated 44 branches.

Total revenue for the first half of 2011 was $2.5 billion compared with $2.7 billion for the same period of 2010. Net interest income of $1.6 billion declined $120 million compared with the first half of 2010. The decrease over the prior period resulted from lower interest credits assigned to deposits, reflective of the rate environment, and lower average loan balances while benefiting from higher demand deposit balances.

Noninterest income declined $110 million over the first six months of 2010. The decline was driven by lower overdraft fees resulting from the impact of Regulation E rules partially offset by higher volumes of customer-initiated transactions including debit and credit cards and merchant services.

For 2011, Retail Banking revenue is likely to decline compared with 2010 from the impact of the rules set forth in Regulation E related to overdraft fees and the Dodd-Frank limits related to interchange rates on debit card transactions. Regulation E, which became effective July 1, 2010, is expected to have an incremental negative impact to 2011 revenues of approximately $200 million based on expected 2011 transaction volumes.

The Dodd-Frank limits related to interchange rates on debit cards will be effective October 1, 2011 and are expected to have a negative incremental impact of approximately $75 million in 2011 and an additional incremental reduction in future periods’ annual revenue of approximately $175 million based on expected 2011 transaction volumes.

For 2011, the incremental decline compared to 2010 from the impact of the Credit CARD Act was not material. These estimates do not include any additional financial impact to revenue of other or additional regulatory requirements. There could be other aspects of regulatory reform that further impact these or other areas of our business as regulatory agencies, including the new Bureau of Consumer Financial Protection (CFPB), issue proposed and final regulations pursuant to Dodd-Frank and other legislation. See additional information regarding legislative and regulatory developments in the Executive Summary section of this Financial Review and in Item 1A Risk Factors in Part II of this Report.

The provision for credit losses was $456 million through June 30, 2011 compared with $619 million over the same period in 2010. Net charge-offs were $480 million for the first half of 2011 compared with $598 million in the same period last year. Improvements in credit quality are evident in the credit card and small business portfolios. Additionally, the home equity portfolio has shown recent signs of improvement during the second quarter of 2011. The level of provisioning will be dependent on general economic conditions, loan growth, utilization of credit commitments and asset quality.

Noninterest expense for the first half of the year increased $53 million from the same period last year. The increase resulted from higher new product marketing expenses and investments in the business partially offset by lower FDIC expenses resulting from an FDIC required methodology change.

Growing core checking deposits as a low-cost funding source and as the cornerstone product to build customer relationships is the primary objective of our retail strategy. Furthermore, core checking accounts are critical to growing our overall payments business. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers.

In the first half of 2011, average total deposits of $122.8 billion decreased $4.5 billion, or 4%, compared with the first half of 2010.

•	Average demand deposits increased $3.1 billion, or 8%, over the first six months of 2010. The increase was primarily driven by customer growth and customer preferences for liquidity.
•

Average money market deposits increased $583 million, or 1%, from the first six months of 2010. The increase was primarily due to core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•	Average savings deposits increased $1.1 billion, or 16%, over the first six months of 2010. The increase is attributable to net customer growth and new product offerings.
•

In the first half of 2011, average consumer certificates of deposit decreased $9.2 billion or 21% from the same period last year. This decline is expected to continue in 2011, although at a slower pace, due to the continued run-off of higher rate certificates of deposit.

Currently, our primary focus is on a relationship-based lending strategy that targets specific customer sectors (mass consumers, homeowners, students, small businesses and auto dealerships). In the first six months of 2011, average total loans were $58.1 billion, a decrease of $912 million, or 2%, over the same period last year.

•	Average education loans grew $789 million, or 10%, compared with the first half of 2010, primarily due to portfolio purchases.
•

Average indirect auto loans increased $629 million, or 32%, over the first six months of 2010. The increase was due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales. The indirect other portfolio is primarily a run-off portfolio comprised of marine, RV, and other indirect loan products.

•

Average auto dealer floor plan loans grew $225 million, or 17%, compared with the first half of 2010, primarily resulting from higher line utilization as dealers maintained larger inventory levels due to product availability and improved sales prospects.

•

Average credit card balances decreased $307 million, or 8%, over the first six months of 2010. The decrease was primarily the result of fewer active accounts generating balances coupled with increased paydowns on existing accounts.

•

Average commercial and commercial real estate loans declined $654 million, or 6%, compared with the first half of 2010. The decline was primarily due to loan demand being outpaced by refinancings, paydowns, and charge-offs.

•

Average home equity loans declined $681 million, or 3% compared with the first six months of 2010. Consumer loan demand remained soft in the current economic climate. The decline is driven by loan demand being outpaced by paydowns, refinancings, and charge-offs. Retail Banking’s home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Six months ended June 30 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$1,647	$1,824
Noninterest income
Corporate service fees	384	479
Other	247	188
Noninterest income	631	667
Total revenue	2,278	2,491
Provision for credit losses	1	333
Noninterest expense	888	868
Pretax earnings	1,389	1,290
Income taxes	509	474
Earnings	$880	$816
AVERAGE BALANCE SHEET
Loans
Commercial	$33,939	$33,541
Commercial real estate	14,091	17,483
Commercial – real estate related	3,478	3,014
Asset-based lending	7,667	6,003
Equipment lease financing	5,511	5,292
Total loans	64,686	65,333
Goodwill and other intangible assets	3,470	3,727
Loans held for sale	1,285	1,409
Other assets	8,561	7,826
Total assets	$78,002	$78,295
Deposits
Noninterest-bearing demand	$28,678	$22,997
Money market	12,388	12,317
Other	5,601	7,231
Total deposits	46,667	42,545
Other liabilities	12,540	10,833
Capital	7,893	8,902
Total liabilities and equity	$67,100	$62,280

Six months ended June 30 Dollars in millions, except as noted	2011	2010
PERFORMANCE RATIOS
Return on average capital	22%	18%
Return on average assets	2.28	2.10
Noninterest income to total revenue	28	27
Efficiency	39	35
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$266	$287
Acquisitions/additions	23	15
Repayments/transfers	(21)	(37)
End of period	$268	$265
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management	$593	$595
Capital Markets	$304	$285
Commercial mortgage loans held for sale (b)	$52	$25
Commercial mortgage loan servicing income, net of amortization (c)	76	155
Commercial mortgage servicing rights (impairment)/recovery	(75)	(18)
Total commercial mortgage banking activities	$53	$162
Total loans (d)	$66,142	$63,994
Credit-related statistics:
Nonperforming assets (d) (e)	$2,260	$3,103
Impaired loans (d) (f)	$603	$923
Net charge-offs	$238	$514
Net carrying amount of commercial mortgage servicing rights (d)	$592	$722
(a)	Represents consolidated PNC amounts.
(b)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(c)	Includes net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization. Commercial mortgage servicing rights (impairment)/recovery is shown separately. Higher amortization and impairment charges in 2011 were due primarily to decreased interest rates and related prepayments by borrowers.
(d)	At June 30.
(e)	Includes nonperforming loans of $2.1 billion at June 30, 2011 and $3.0 billion at June 30, 2010.
(f)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $880 million in the first six months of 2011 compared with $816 million in the first six months of 2010. The increase in earnings was due to lower provision for credit losses, somewhat offset by declines in net interest income and revenue from commercial mortgage banking activities. We continued to focus on adding new clients and increased our cross selling to serve our clients’ needs, particularly in the western markets, and remained committed to strong expense discipline.

Highlights of Corporate & Institutional Banking performance include:

•

Overall results benefited from successful sales efforts to new clients and product penetration of the existing customer base. New client acquisitions in our Corporate Banking business were on pace to exceed the 1,000 new primary client goal for the year and increased 29% compared to the first half of 2010.
•

Loan commitments, primarily in our Healthcare, Public Finance and Business Credit businesses, grew from the second quarter of 2010 due to new clients and higher commitments to selected existing clients.

•	Average loans grew over $1 billion from the second quarter of 2010, and over $1.5 billion from the first quarter of 2011.
•

Our Treasury Management business, which is one of the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare. The healthcare initiative is designed to help provide our customers opportunities to reduce operating costs.

•	Cross sales of treasury management and capital markets products to customers in PNC’s western markets continued to be successful and were ahead of both target and the first half of 2010 levels.
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

•	Mergers and Acquisitions Journal named Harris Williams & Co. Advisor of the Year in its March 2011 issue.

Net interest income for the first six months of 2011 was $1.6 billion, a 10% decline from the first six months of 2010, reflecting lower purchase accounting accretion, lower interest credits assigned to deposits and a decrease in average loans, partially offset by improved loan spreads and an increase in average deposits.

Corporate service fees were $384 million for the first half of 2011, a decrease of $95 million from the first half of 2010, primarily due to a reduction in the value of commercial mortgage servicing rights largely driven by higher loan prepayment rates and lower interest rates, and lower ancillary commercial mortgage servicing fees. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

Other noninterest income was $247 million for the first six months of 2011 compared with $188 million in the first six months of 2010. The increase of $59 million was primarily due to valuations associated with the commercial mortgage held-for-sale portfolio and client-related trading positions.

The provision for credit losses was $1 million in the first half of 2011 compared with $333 million in the first half of 2010. The improvement reflected continued positive migration in portfolio credit quality along with lower loan levels. Net charge-offs for the first six months of 2011 of $238 million decreased $276 million, or 54%, compared with the 2010 period. The decline was attributable primarily to the commercial real estate and equipment finance portfolios. Nonperforming assets declined for the fifth consecutive quarter.

Noninterest expense was $888 million in the first six months of 2011, up 2% compared with the same period a year ago. Higher compensation-related costs and higher FDIC expenses, due to an FDIC required methodology change, were partially offset by the sale of a duplicative agency servicing operation in the second quarter of 2010.

Average loans were $64.7 billion for the first half of 2011 compared with $65.3 billion in the first half of 2010, a decline of 1%.

•

Our Corporate Banking business provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities and selectively to large corporations. Average loans for this business increased in the first six months of 2011 compared with the first six months of 2010. Loan commitments have increased since the second quarter of 2010 due to the impact of new customers and increased demand. As a result, average loans increased 4% in the second quarter of 2011 compared with the second quarter of 2010.

•

PNC Real Estate provides commercial real estate and real-estate related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Commercial real estate loans declined in the first six months of 2011 compared with the first six months of 2010 due to loan sales, paydowns and charge-offs.

•

PNC Business Credit is one of the top asset-based lenders in the country. It expanded its operations with the acquisition of an asset-based lending group in the United Kingdom which was completed in November 2010. Total loans acquired were approximately $300 million. Loan commitments and loan utilization rates increased throughout 2010 and into the first half of 2011.

•

PNC Equipment Finance is the 4th largest bank-affiliated leasing company with $9 billion in equipment finance assets. Spot loans and leases declined $.4 billion in the first six months of 2011 compared with the first six months of 2010 due to runoff and sales of non-strategic portfolios, which offset portfolio acquisitions and improved origination volumes within our middle market customer base.

Average deposits were $46.7 billion for the first six months of 2011, an increase of $4.1 billion, or 10%, compared with the first six months of 2010. Our customers have continued to move balances to noninterest-bearing demand deposits to maintain liquidity.

The commercial mortgage servicing portfolio was $268 billion at June 30, 2011 compared with $265 billion at June 30, 2010. The increase was largely the result of purchased servicing net of portfolio run-off.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.

ASSET MANAGEMENT GROUP

(Unaudited)

Six months ended June 30 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$119	$125
Noninterest income	329	319
Total revenue	448	444
Provision for credit losses (benefit)	(24)	23
Noninterest expense	328	316
Pretax earnings	144	105
Income taxes	53	39
Earnings	$91	$66
AVERAGE BALANCE SHEET
Loans
Consumer	$4,062	$3,998
Commercial and commercial real estate	1,395	1,432
Residential mortgage	713	939
Total loans	6,170	6,369
Goodwill and other intangible assets	370	409
Other assets	246	238
Total assets	$6,786	$7,016
Deposits
Noninterest-bearing demand	$1,112	$1,249
Interest-bearing demand	2,301	1,717
Money market	3,577	3,239
Total transaction deposits	6,990	6,205
CDs/IRAs/savings deposits	664	793
Total deposits	7,654	6,998
Other liabilities	70	102
Capital	349	408
Total liabilities and equity	$8,073	$7,508
PERFORMANCE RATIOS
Return on average capital	53%	33%
Return on average assets	2.70	1.90
Noninterest income to total revenue	73	72
Efficiency	73	71
OTHER INFORMATION
Total nonperforming assets (a) (b)	$69	$114
Impaired loans (a) (c)	$135	$182
Total net charge-offs (recoveries)	$(11)	$20
ASSETS UNDER ADMINISTRATION (in billions) (a) (d)
Personal	$102	$92
Institutional	117	107
Total	$219	$199
Asset Type
Equity	$121	$98
Fixed Income	65	64
Liquidity/Other	33	37
Total	$219	$199
Discretionary assets under management
Personal	$70	$65
Institutional	39	34
Total	$109	$99
Asset Type
Equity	$56	$46
Fixed Income	37	36
Liquidity/Other	16	17
Total	$109	$99
Nondiscretionary assets under administration
Personal	$32	$27
Institutional	78	73
Total	$110	$100
Asset Type
Equity	$65	$52
Fixed Income	28	28
Liquidity/Other	17	20
Total	$110	$100
(a)	As of June 30.
(b)	Includes nonperforming loans of $64 million at June 30, 2011 and $106 million at June 30, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

Asset Management Group earned $91 million in the first six months of 2011 compared with $66 million in the first six months of 2010. Earnings for the first half of 2011 reflected a benefit from the provision for credit losses and growth in noninterest income as assets under administration increased to $219 billion, a 10% increase over June 30, 2010. The business remained focused on its core strategies to drive growth, including: increasing channel penetration; investing in higher growth geographies; and investing in differentiated client facing technology.

Highlights of Asset Management Group’s performance during the first half of 2011 include the following:

•	Record level new sales production, including a 50% increase in year-over-year acquisition of new high value clients;
•	Referral sales from other PNC lines of business double the level for the comparable 2010 period;
•	Year to date positive net flows of $3.4 billion in total assets under administration;
•	150 external new hires primarily driven by front line talent acquisition; and
•	Pilot of new online Wealth Management client reporting tool.

Assets under administration were $219 billion at June 30, 2011 compared with $199 billion at June 30, 2010. Discretionary assets under management were $109 billion at June 30, 2011 compared with $99 billion at June 30, 2010. The 10% increase in the comparisons was driven by higher equity markets, strong sales performance and client retention.

Total revenue for the first six months of 2011 was $448 million compared with $444 million for the same period in 2010. Net interest income was $119 million for the first half of 2011 compared with $125 million in the first half of 2010. The decrease was attributable to lower loan yields and lower interest credits assigned to deposits, which were reflective of the current low rate environment. Noninterest income was $329 million for the first six months of 2011, up $10 million from the prior year period due to higher asset values from stronger equity markets and new client acquisition. Noninterest income in the prior year period benefitted from approximately $19 million of tax, termination, integration, and litigation related items that were not repeated in the current year period. Excluding these items in the comparison, total noninterest income grew 10%.

Provision for credit losses was a benefit of $24 million in the first half of 2011 reflecting improved credit quality compared with provision of $23 million for the first half of 2010. A net recovery of $11 million was recognized for the first six months of 2011 compared with net charge-offs of $20 million in the first six months of 2010.

Noninterest expense was $328 million in the first six months of 2011, an increase of $12 million or 4% from the prior year period. The increase was attributable to investments in the business to drive growth and higher compensation-related costs. Asset Management Group remains focused on disciplined expense management as it invests in these strategic growth opportunities.

Average deposits for the first half of 2011 increased $656 million, or 9%, over the prior year first half. Average transaction deposits grew 13% compared with the first six months of 2010 and were partially offset by the strategic run off of higher rate certificates of deposit in the comparison. Average loan balances decreased $199 million, or 3%, from the prior year first half primarily due to credit risk management activities within the portfolio offsetting new client acquisition.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Six months ended June 30 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$103	$144
Noninterest income
Loan servicing revenue
Servicing fees	113	135
Net MSR hedging gains	116	112
Loan sales revenue	136	88
Other	9	1
Total noninterest income	374	336
Total revenue	477	480
Provision for credit losses (benefit)		(24)
Noninterest expense	277	229
Pretax earnings	200	275
Income taxes	74	106
Earnings	$126	$169
AVERAGE BALANCE SHEET
Portfolio loans	$2,718	$2,679
Loans held for sale	1,632	1,062
Mortgage servicing rights (MSR)	1,037	1,173
Other assets	5,831	3,856
Total assets	$11,218	$8,770
Deposits	$1,578	$3,344
Borrowings and other liabilities	3,696	2,550
Capital	698	1,085
Total liabilities and equity	$5,972	$6,979
PERFORMANCE RATIOS
Return on average capital	36%	31%
Return on average assets	2.27%	3.89%
Noninterest income to total revenue	78%	70%
Efficiency	58%	48%
RESIDENTIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$125	$145
Acquisitions	5
Additions	7	4
Repayments/transfers	(12)	(12)
End of period	$125	$137
Servicing portfolio statistics: (a)
Fixed rate	90%	89%
Adjustable rate/balloon	10%	11%
Weighted average interest rate	5.49%	5.74%
MSR capitalized value (in billions)	$1.0	$1.0
MSR capitalization value (in basis points)	80	71
Weighted average servicing fee (in basis points)	29	30
OTHER INFORMATION
Loan origination volume (in billions)	$5.8	$4.3
Percentage of originations represented by:
Agency and government programs	100%	99%
Refinance volume	77%	65%
Total nonperforming assets (a) (b)	$65	$160
Impaired loans (a) (c)	$141	$168
(a)	As of June 30
(b)	Includes nonperforming loans of $10 million at June 30, 2011 and $101 million at June 30, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.

Residential Mortgage Banking earned $126 million in the first six months of 2011 compared with $169 million in the first six months of 2010. Earnings declined from the prior year period primarily as a result of higher noninterest expense, lower net interest income, a benefit from the provision for credit losses in the first six months of 2010, and lower servicing fees offset partially by increased loan sales revenue.

Residential Mortgage Banking overview:

•

Total loan originations were $5.8 billion for the first half of 2011 compared with $4.3 billion in the first half of 2010. Refinance volume increased compared to the 2010 period. Loans continue to be originated primarily through direct channels under FNMA, FHLMC and FHA/VA agency guidelines.

•

Investors may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At June 30, 2011, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $95 million compared with $159 million at June 30, 2010. See the Recourse And Repurchase Obligations section of this Financial Review and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

•	Residential mortgage loans serviced for others totaled $125 billion at June 30, 2011 compared with $137 billion at June 30, 2010 as payoffs continued to outpace new direct loan origination volume.
•

Noninterest income was $374 million in the first six months of 2011 compared with $336 million in the first six months of 2010. The increase resulted from higher loan sales revenue driven by higher loan origination volume, partially offset by lower loan servicing revenue.

•

Net interest income was $103 million in the first half of 2011 compared with $144 million in the first half of 2010. The decrease in the comparison was primarily due to lower interest earned on escrow deposits.

•

Noninterest expense was $277 million in the first six months of 2011 compared with $229 million in the first six months of 2010. The increase from the prior year period was driven by higher loan origination volume and higher foreclosure-related expenses.

•	The fair value of mortgage servicing rights was $1.0 billion at both June 30, 2011 and June 30, 2010.

BLACKROCK

(Unaudited)

Information related to our equity investment in BlackRock follows:

Six months ended June 30 Dollars in millions	2011	2010
Business segment earnings (a)	$179	$154
PNC’s economic interest in BlackRock (b)	22%	24%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At June 30.

In billions	June 30 2011	Dec. 31 2010
Carrying value of PNC’s investment in BlackRock (c)	$5.2	$5.1
Market value of PNC’s investment in BlackRock (d)	6.9	6.9
(c)	The June 30, 2011 amount is comprised of our equity investment of $5,158 million and $14 million of goodwill and accumulated other comprehensive income related to our BlackRock investment. The comparable amounts at December 31, 2010 were $5,017 million and $37 million.
PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.8 billion at both June 30, 2011 and December 31, 2010.
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

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. Our percentage ownership of BlackRock common stock (approximately 25% at June 30, 2011) is higher than our overall share of BlackRock’s equity and earnings.

Our 2010 Form 10-K includes additional information about our investment in BlackRock, including BlackRock’s November 2010 secondary common stock offering and our sale of a portion of our shares of BlackRock common stock in that offering.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Six months ended June 30 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$493	$690
Noninterest income	22	(2)
Total revenue	515	688
Provision for credit losses	233	569
Noninterest expense	109	123
Pretax earnings (loss)	173	(4)
Income taxes	64	2
Earnings (loss)	$109	$(6)
AVERAGE BALANCE SHEET
Commercial Lending:
Commercial/Commercial real estate	$1,477	$2,520
Lease financing	727	805
Total commercial lending	2,204	3,325
Consumer Lending:
Consumer	5,429	6,461
Residential real estate	6,293	8,155
Total consumer lending	11,722	14,616
Total portfolio loans	13,926	17,941
Other assets (e)	(183)	1,068
Total assets	$13,743	$19,009
Deposits		$133
Other liabilities	$148	66
Capital	1,397	1,702
Total liabilities and equity	$1,545	$1,901
PERFORMANCE RATIOS
Return on average capital	16%	(1)%
Return on average assets	1.60	(.06)
OTHER INFORMATION
Nonperforming assets (a) (b)	$1,087	$1,435
Impaired loans (a) (c)	$5,543	$6,867
Net charge-offs (d)	$219	$387
Annualized net charge-off ratio (d)	3.17%	4.35%
LOANS (a)
Commercial Lending
Commercial/Commercial real estate	$1,222	$2,282
Lease financing	701	757
Total commercial lending	1,923	3,039
Consumer Lending
Consumer	5,240	6,323
Residential real estate	6,250	7,911
Total consumer lending	11,490	14,234
Total loans	$13,413	$17,273
(a)	As of June 30.
(b)	Includes nonperforming loans of $.8 billion at June 30, 2011 and $1.0 billion at June 30, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions. At June 30, 2011, this segment contained 76% of PNC’s purchased impaired loans.
(d)	For the six months ended June 30.
(e)	Other assets includes deferred taxes and loan reserves.

This business segment consists primarily of assets acquired with acquisitions for which we intend to run-off while maximizing our value. Distressed Assets Portfolio had earnings of $109 million for the first six months of 2011 compared with a loss of $6 million in the first six months of 2010. The increase was driven primarily by a lower provision for credit losses partially offset by a decline in net interest income.

Distressed Assets Portfolio overview:

•

Average loans declined to $13.9 billion in the first half of 2011 compared with $17.9 billion in the first half of 2010. The decline was impacted by portfolio management activities to reduce under-performing assets.

•

Net interest income was $493 million in the first six months of 2011 compared with $690 million for the first six months of 2010. The decrease reflected lower loan balances, both impaired and non-impaired.

•

Noninterest income was $22 million for the first half of 2011 compared with a loss of $2 million for the first half of 2010. The increase from the prior year was due primarily to funding a recourse liability in 2010 for estimated losses on repurchase and indemnification claims.

•

The provision for credit losses was $233 million in the first six months of 2011 compared with $569 million in the first six months of 2010. The decline was driven primarily by lower losses in first mortgage and residential construction portfolios.

•

Noninterest expense for the first half of 2011 was $109 million compared with $123 million in the first half of 2010. The decrease was driven by a reduction in loan servicing fees, non-credit losses and other real estate owned-related losses and expenses.

•

Nonperforming loans decreased to $.8 billion at June 30, 2011 compared with $1.0 billion at June 30, 2010. The consumer lending portfolio comprised 53% of the nonperforming loans at June 30, 2011. Nonperforming consumer loans decreased $.1 billion.

•

Net charge-offs were $219 million for the first half of 2011 and $387 million for the first half of 2010. The decrease was a result of net charge-offs taken in the second quarter 2010 related to sales of residential mortgage loans and a decrease in net charge-offs on the residential construction and first mortgage portfolios.

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

•	The $13.4 billion of loans held in this portfolio at June 30, 2011 are stated inclusive of a fair value adjustment on purchased impaired loans at acquisition. Taking the adjustment and the ALLL into account, the net carrying basis of this loan portfolio is 78% of customer outstandings.
•

Commercial Lending within the Distressed Assets Portfolio business segment is comprised of $1.2 billion in residential development loans (i.e. condominiums, townhomes, developed and undeveloped land) primarily acquired from National City and $.7 billion of performing cross-border leases. This commercial lending portfolio has declined 37% since June 30, 2010. For the residential development portfolio, a team of asset managers actively deploy workout strategies on this portfolio through reducing unfunded loan exposure, refinancing, customer payoffs, foreclosures and loan sales. The overall credit quality of this portfolio is considered to be moderately better at June 30, 2011 compared with the beginning of 2010 based upon continuing dispositions of credits, improved economic conditions and increased activity in several markets. The cross-border lease portfolio continues to demonstrate good credit quality.

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

•

Residential real estate mortgages are primarily legacy National City, originate for sale programs (now discontinued) and acquired portfolios. The residential real estate mortgage portfolio is composed of jumbo and ALT-A first lien mortgages, non-prime first and second lien mortgages and, to a lesser extent, residential construction loans. We have implemented internal and external programs to proactively explore refinancing opportunities that would allow the borrower to qualify for a conforming mortgage loan which would be originated and sold by PNC or originated by a third-party originator. Also, loss mitigation programs have been developed to help manage risk and assist borrowers to maintain homeownership, when possible.

•

Home equity loans include second liens and brokered home equity lines of credit. We have implemented several modification programs to assist the loss mitigation teams that manage this risk. Additionally, we have initiated several voluntary and involuntary programs to reduce and/or block line availability on home equity lines of credit.

•

When loans are sold, investors may request PNC to indemnify them against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At June 30, 2011, the liability for estimated losses on repurchase and indemnification claims for the Distressed Assets Portfolio business segment was $55 million. Additional reserves of $2.8 million were recorded in the first six months of 2011. See the Recourse And Repurchase Obligations section of this Financial Review and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in this Report for additional information.

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

Residential Mortgage Servicing Rights

In conjunction with the acquisition of National City, PNC acquired servicing rights for residential real estate loans. We have elected to measure these mortgage servicing rights (MSRs) at fair value. This election was made to be consistent with our risk management strategy to hedge changes in the fair value of these assets as described below. The fair value of these MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

Assumptions incorporated into the valuation model reflect management’s best estimate of factors that a market participant would use in valuing the MSR. Residential MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions are not available. As a benchmark for the reasonableness of its MSR fair value, PNC obtains servicing valuation opinions from independent parties (“brokers”). PNC compares its internally-developed MSR value to the range of opinions of value received from the brokers. If our MSR fair value falls outside of the range, management will assess whether a valuation adjustment is warranted. We consider our MSR value to represent a reasonable estimate of fair value.

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

The fair value of residential MSRs and significant inputs to the valuation model as of June 30, 2011 are shown in the table below. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the fair value. Management uses a third party model to estimate future loan prepayments. This model has been refined based on historical performance of PNC’s managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

Dollars in millions	June 30, 2011	December 31, 2010
Fair value	$996	$1,033
Weighted-average life (in years) (a)	6.2	5.8
Weighted-average constant prepayment rate (a)	11.40%	12.61%
Spread over forward interest rate swap rates	11.71%	12.18%
(a)	Changes in weighted-average life and weighted-average constant prepayment rate reflect the cumulative impact of changes in rates, prepayment expectations and model changes.

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

Dollars in millions	June 30, 2011	December 31, 2010
Prepayment rate:
Decline in fair value from 10% adverse change	$45	$41
Decline in fair value from 20% adverse change	$87	$86
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$43	$43
Decline in fair value from 20% adverse change	$83	$83

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

Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to increase or decrease by up to $9 million as the impact is amortized into results of operations.

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

We currently estimate a pretax pension expense of $3 million in 2011 compared with pretax expense of $46 million in 2010. This year-over-year expected reduction is primarily due to the amortization impact of the favorable 2010 investment returns as compared with the expected long-term return assumption, which has been established by considering the time over which the Plan’s obligations are expected to be paid.

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

COMMERCIAL MORTGAGE RECOURSE OBLIGATIONS

We originate, close, and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At June 30, 2011 and December 31, 2010, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.0 billion and $13.2 billion, respectively. At June 30, 2011 and December 31, 2010, the potential maximum exposure under the loss share arrangements was $3.9 billion and $4.0 billion, respectively. We maintain a reserve for estimated losses based on our exposure. The reserve for losses under these programs totaled $55 million and $54 million as of June 30, 2011 and December 31, 2010, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

RESIDENTIAL MORTGAGE LOAN REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in our 2010 Form 10-K, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and the Government National Mortgage Association (GNMA) program, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with Federal Housing Agency (FHA) and Department of Veterans Affairs (VA)-insured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

PNC’s residential mortgage loan repurchase obligations also include certain brokered home equity loans/lines that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of the whole-loans sold in these transactions. Repurchase activity associated with brokered home equity lines/loans are reported in the Distressed Assets Portfolio segment.

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

Investor indemnification or repurchase claims are typically settled on an individual loan basis through make-whole payments or loan repurchases; however, on occasion we may negotiate pooled settlements with investors. In connection with pooled settlements, we typically do not repurchase loans and the consummation of such transactions results in us no longer having indemnification and repurchase exposure with the investor in the transaction.

The following table details the unpaid principal balance of our unresolved indemnification and repurchase claims at June 30, 2011 and December 31, 2010.

Analysis of Unresolved Asserted Indemnification and Repurchase Claims

In millions	June 30, 2011	Dec. 31, 2010
Residential mortgages:
Agency securitizations	$204	$110
Private investors (a)	65	100

Home equity loans/lines:
Private investors (b)	88	299
Total unresolved claims	$357	$509
(a)	Activity relates to loans sold through Non-Agency securitization and whole-loan sale transactions.
(b)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.

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

The table below details our indemnification and repurchase claim settlement activity during the first six months and three months of 2011 and 2010. Any repurchased loan is appropriately considered in our asset quality loan disclosures and statistics.

Analysis of Indemnification and Repurchase Claim Settlement Activity

	2011			2010
Six months ended June 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
Agency securitizations	$110	$54	$42	$180	$76	$68
Private investors (e)	56	30	12	87	44	24

Home equity loans/lines:
Private investors - Repurchases (f)	30	98	1	7	9	2
Total indemnification and repurchase settlements	$196	$182	$55	$274	$129	$94

	2011			2010
Three months ended June 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
Agency securitizations	$51	$25	$18	$89	$34	$36
Private investors (e)	35	25	6	43	18	8

Home equity loans/lines:
Private investors - Repurchases (f)	8	76	1	6	8	2
Total indemnification and repurchase settlements	$94	$126	$25	$138	$60	$46
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans, and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and whole-loan sale transactions.
(f)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.

During 2010 and the first six months of 2011, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: 1) misrepresentation of income, assets or employment; 2) property evaluation or status issues (e.g., appraisal, title, etc.); or 3) underwriting guideline violations. During 2010, the frequency and timing of unresolved and settled investor indemnification and repurchase claims increased as a result of higher loan delinquencies which have been impacted by the deterioration in the overall economy and the prolonged weak residential housing sector. The increased volume of claims was also reflective of an industry trend where investors implemented certain strategies to aggressively reduce their exposure to losses on purchased loans. These same factors, along with an increase in the average time to resolve investor claims, have contributed to the higher balances of unresolved claims, primarily Agency securitizations, for residential mortgages at June 30, 2011. The year-over-year second quarter 2011 decline in indemnification and repurchase settlements for residential mortgages resulted primarily from higher claim rescission rates. As the level of residential mortgage claims increased over the past couple of years, management focused its efforts on improving its process to review and respond to these claims. The lower balance of unresolved indemnification and repurchase claims for home equity loans/lines at June 30, 2011 was primarily attributed to pooled settlement activity and higher claim rescission rates during the first half of the year. Management also implemented enhancements to its process of reviewing and responding to investor claims for this sold portfolio. The year-over-year increase in home equity indemnification and repurchase settlements was primarily attributed to the timing of when repurchases and pooled settlement activities were executed.

For the first and second-lien mortgage balances of unresolved and settled claims contained in the tables above, a significant amount of these claims were associated with sold loans originated through correspondent lender and broker origination channels. For the home equity loans/lines sold portfolio, all unresolved and settled claims relate to loans originated through the broker origination channel. In certain instances when indemnification or repurchase claims are settled for these types of sold loans, we have recourse back to the correspondent lenders, brokers and other third-parties (e.g., contract underwriting companies, closing agents, appraisers, etc.). Depending on the underlying reason for the investor claim, we determine our ability to pursue recourse with these parties and file claims with them accordingly. Our historical recourse recovery rate has been insignificant as our efforts have been impacted by the inability of such parties to reimburse us for their recourse obligations (e.g., their capital availability or whether they remain in business) or contractual limitations that limit our ability to pursue recourse with these parties (e.g., loss caps, statutes of limitations, etc.). These factors as well as the trends in unresolved claim and indemnification and repurchase activity described above are considered in the determination of our estimated indemnification and repurchase liability detailed below.

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

Indemnification and repurchase liabilities are initially recognized when loans are sold to investors and are subsequently evaluated by management. Initial recognition and subsequent adjustments to the indemnification and repurchase liability for the sold residential mortgage portfolio are recognized in Residential mortgage revenue on the Consolidated Income Statement. Since PNC is no longer engaged in the brokered home equity lending business, only subsequent adjustments are recognized to the home equity loans/lines indemnification and repurchase liability. These adjustments are recognized in Other noninterest income on the Consolidated Income Statement.

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At June 30, 2011 and December 31, 2010, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $95 million and $144 million, respectively. The indemnification and repurchase liability for home equity loans/lines was $55 million and $150 million at June 30, 2011 and December 31, 2010, respectively. These liabilities are included in Other liabilities on the Consolidated Balance Sheet. We believe our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on investor indemnification and repurchase claims at June 30, 2011 and December 31, 2010.

The lower residential mortgage indemnification and repurchase liability balance at June 30, 2011 reflects lower estimated losses driven primarily by the seasoning of the sold portfolio and higher claim rescission rates as described above. This decrease resulted despite higher levels of investor indemnification and repurchase claim activity. The reduction in the home equity loans/lines indemnification and repurchase liability at June 30, 2011 is reflective of lower anticipated indemnification and repurchase activity for the sold portfolio. This lower estimated activity is primarily attributed to pooled settlement activities, improved investor rescission rates as described above, and the seasoning of the sold home equity portfolio.

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

ASSET QUALITY OVERVIEW

Asset quality trends for the second quarter of 2011 were positive and included the following:

•

Second quarter 2011 net charge-offs declined significantly to $414 million, down 51% from second quarter 2010 net charge-offs of $840 million. Second quarter 2011 net charge-offs represented the lowest quarterly level of net charge-offs since fourth quarter 2008.

•

Reflecting ongoing reductions in credit exposure and improvements in asset quality, the provision for credit losses declined to $280 million for the second quarter 2011. The ALLL has also been decreasing.

•

Due to the improvement in the economy, nonperforming loans declined $596 million, or 13%, to $3.9 billion as of June 30, 2011 compared with December 31, 2010. Similarly, nonperforming assets decreased $642 million, or 13%, to $4.5 billion as of June 30, 2011, compared with December 31, 2010.

•	Overall loan delinquency levels have declined due to the improving economy.
•

Commercial credit quality trends improved noticeably with levels of criticized commercial loan outstandings declining by approximately $2 billion, or 15% compared with December 31, 2010, to $11.7 billion at June 30, 2011. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

These positive trends were partially offset by our ongoing loan modification efforts to assist homeowners and other borrowers. These efforts continued to increase our overall level of troubled debt restructurings (TDRs). In particular, nonperforming TDRs increased to 22% of total nonperforming loans. However, as the economy has improved, our loan modification efforts have begun to show signs of slowing and the amount of TDRs returning to performing status has increased.

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of principal and interest is doubtful and includes TDRs, OREO and other foreclosed assets. Loans held for sale, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonaccrual policies is included in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in this Report. A summary of nonperforming assets is presented in the table below.

Nonperforming assets decreased $642 million from December 31, 2010, to $4.5 billion at June 30, 2011. Nonperforming loans decreased $596 million to $3.9 billion while OREO and foreclosed assets decreased $46 million to $611 million. The ratio of nonperforming assets to total loans and OREO and foreclosed assets was 2.97% at June 30, 2011 and 3.39% at December 31, 2010. The ratio of nonperforming loans to total loans declined to 2.57%. The decrease in nonperforming loans from December 31, 2010 occurred across all loan classes. Total nonperforming assets have declined $1.9 billion, or 30%, from their peak of $6.4 billion at March 31, 2010.

At June 30, 2011, TDRs included in nonperforming loans increased to $845 million or 22% of total nonperforming loans compared to $784 million or 18% of nonperforming loans as of December 31, 2010. Within consumer nonperforming loans, residential real estate TDRs comprise 37% of total residential real estate nonperforming loans at June 30, 2011, up from 30% at December 31, 2010. Similarly, home equity TDRs comprise 77% of home equity nonperforming loans at June 30, 2011, up slightly from 75% at December 31, 2010. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs.

At June 30, 2011, our largest nonperforming asset was $32 million in the Accommodation and Food Services Industry and our average nonperforming loan associated with commercial lending was under $1 million. Our top ten nonperforming assets are all commercial loans and represent 21% and 5% of total commercial nonperforming loans and total nonperforming assets, respectively, as of June 30, 2011.

Nonperforming Assets By Type

In millions	June 30 2011	Dec. 31 2010
Nonperforming loans
Commercial
Retail/wholesale trade	$148	$197
Manufacturing	160	250
Service providers	189	218
Real estate related (a)	261	233
Financial services	18	16
Health care	38	50
Other industries	233	289
Total commercial	1,047	1,253
Commercial real estate
Real estate projects	1,289	1,422
Commercial mortgage	378	413
Total commercial real estate	1,667	1,835
Equipment lease financing	35	77
TOTAL COMMERCIAL LENDING	2,749	3,165
Consumer (b)
Home equity	421	448
Residential real estate
Residential mortgage (c)	630	764
Residential construction	36	54
Credit card (d)	8
Other consumer	26	35
TOTAL CONSUMER LENDING	1,121	1,301
Total nonperforming loans (e)	3,870	4,466
OREO and foreclosed assets
Other real estate owned (OREO) (f)	546	589
Foreclosed and other assets	65	68
OREO and foreclosed assets	611	657
Total nonperforming assets	$4,481	$5,123
Amount of commercial nonperforming loans current as to remaining principal and interest	$692	$988
Percentage of total commercial nonperforming loans	25%	31%
Amount of TDRs included in nonperforming loans	$845	$784
Percentage of total nonperforming loans	22%	18%
Nonperforming loans to total loans	2.57%	2.97%
Nonperforming assets to total loans, OREO and foreclosed assets	2.97	3.39
Nonperforming assets to total assets	1.70	1.94
Allowance for loan and lease losses to total nonperforming loans (e) (g)	120	109
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)	Effective in 2011, nonperforming residential real estate excludes loans of $85 million accounted for under the fair value option as of June 30, 2011. The comparable balance at December 31, 2010 was not material.
(d)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans placed on nonaccrual status when they become 90 days or more past due, rather than being excluded and charged off at 180 days past due.
(e)	Nonperforming loans do not include purchased impaired loans or loans held for sale.
(f)	Other real estate owned excludes $273 million and $178 million at June 30, 2011 and December 31, 2010, respectively, related to serviced loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(g)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans.

OREO and Foreclosed Assets

In millions	June 30 2011	Dec. 31 2010
Other real estate owned (OREO):
Residential properties	$231	$304
Residential development properties	184	166
Commercial properties	131	119
Total OREO	546	589
Foreclosed and other assets	65	68
OREO and foreclosed assets	$611	$657

Total OREO and foreclosed assets decreased $46 million during the first six months of 2011 from $657 million at December 31, 2010, to $611 million at June 30, 2011, which represents 14% of total nonperforming assets. As of June 30, 2011 and December 31, 2010, 42% and 52%, respectively, of our OREO and foreclosed assets were comprised of single family residential properties. The lower level of OREO and foreclosed assets was driven by lower levels of residential properties as new foreclosures have continued to fall from the very high levels of early 2010 and sales have rebounded from a low point in the fourth quarter 2010. Excluded from OREO at June 30, 2011 and December 31, 2010, respectively, was $273 million and $178 million of real estate that was acquired by us upon foreclosure of serviced loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). These balances are excluded from OREO as we will be reimbursed once the property is conveyed to GNMA.

Change in Nonperforming Assets

In millions	2011	2010
January 1	$5,123	$6,204
New nonperforming assets	1,846	2,730
Charge-offs and valuation adjustments	(713)	(1,152)
Principal activity, including paydowns and payoffs	(983)	(574)
Asset sales and transfers to loans held for sale	(306)	(685)
Returned to performing status	(486)	(786)
June 30	$4,481	$5,737

The table above presents nonperforming asset activity for the six months ended June 30, 2011 and 2010. Nonperforming assets decreased $642 million from $5.1 billion at December 31, 2010, to $4.5 billion at June 30, 2011, driven primarily by paydowns, payoffs and charge-offs. Approximately 78% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserves in the event of default, and 25% of commercial lending nonperforming loans are contractually current as to principal and interest. As a measure of the level of charge-offs already taken, as of June 30, 2011, commercial nonperforming loans are carried at approximately 68% of their unpaid principal balance before consideration of the allowance for loan and lease losses.

Purchased impaired loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable yield represents the excess of the expected cash flows on the loans at the measurement date over the carrying value. Any decrease, other than for prepayments or interest rate decreases for variable rate notes, in the net present value of expected cash flows of individual commercial or pooled consumer purchased impaired loans would result in an impairment charge to the provision for loan losses in the period in which the change is deemed probable. Any increase in the net present value of expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses, to the extent applicable, and then an increase to accretable yield for the remaining life of the purchased impaired loans. Total nonperforming loans and assets in the tables above are significantly lower than they would have been due to this accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of nonperforming loans to total loans and a higher ratio of ALLL to nonperforming loans. See Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements in this Report for additional information on these loans.

Loan Delinquencies

We regularly monitor the level of loan delinquencies and believe these levels to be a key indicator of loan portfolio asset quality. Measurement of delinquency and past due status are based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale and purchased impaired loans.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased by $319 million from December 31, 2010, to $1.5 billion at June 30, 2011. Commercial early stage delinquencies declined by $168 million from December 31, 2010, while consumer delinquencies fell by $151 million. Improvement in early stage delinquency levels was experienced across all loan classes.

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans declined 2% from $2.7 billion at December 31, 2010, to $2.6 billion at June 30, 2011, reflecting improvement in commercial and consumer delinquency levels, excluding government insured delinquent loans. The following tables display the delinquency status of our loans at June 30, 2011 and December 31, 2010. Additional information regarding accruing loans past due is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report.

Accruing Loans Past Due 30 To 59 Days

	Amount		Percent of Total Outstandings
Dollars in millions	June 30 2011	Dec. 31 2010	June 30 2011	Dec. 31 2010
Commercial	$149	$251	.25%	.45%
Commercial real estate	98	128	.60	.71
Equipment lease financing	9	37	.14	.58
Residential real estate – non government insured	201	226	1.34	1.41
Residential real estate – government insured	123	105	.82	.66
Home equity	141	159	.42	.47
Credit card	39	46	1.04	1.17
Other consumer – non government insured	51	95	.30	.56
Other consumer – government insured	134	165	.79	.97
Total	$945	$1,212	.63	.81

Accruing Loans Past Due 60 To 89 Days

	Amount		Percent of Total Outstandings
Dollars in millions	June 30 2011	Dec. 31 2010	June 30 2011	Dec. 31 2010
Commercial	$75	$92	.13%	.17%
Commercial real estate	71	62	.44	.35
Equipment lease financing	2	2	.03	.03
Residential real estate – non government insured	68	107	.45	.67
Residential real estate – government insured	119	118	.80	.74
Home equity	91	91	.27	.27
Credit card	23	32	.61	.82
Other consumer – non government insured	20	32	.12	.19
Other consumer – government insured	84	69	.49	.41
Total	$553	$605	.37	.40

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	June 30 2011	Dec. 31 2010	June 30 2011	Dec. 31 2010
Commercial	$42	$59	.08%	.11%
Commercial real estate	12	43	.07	.24
Equipment lease financing	1	1	.02	.02
Residential real estate – non government insured	145	160	.97	1.00
Residential real estate – government insured	1,926	1,961	12.85	12.26
Home equity	182	174	.55	.51
Credit card	45	77	1.20	1.96
Other consumer – non government insured	21	28	.12	.16
Other consumer – government insured	272	206	1.60	1.22
Total	$2,646	$2,709	1.76	1.80

Our Special Asset Committee closely monitors loans that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $447 million at June 30, 2011 and $574 million at December 31, 2010.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $33.4 billion as of June 30, 2011, or 22% of the total loan portfolio. Of that total, $22.8 billion, or 68%, was outstanding under primarily variable-rate home equity lines of credit and $10.5 billion, or 32%, consisted of closed-end home equity installment loans. Less than 2% of the portfolio was on nonperforming status as of June 30, 2011.

As of June 30, 2011, we are in an originated first lien position for approximately 30% of the total portfolio and, where originated as a second lien, we currently hold the first lien position for approximately an additional 2% of the portfolio. The remaining 68% of the portfolio was secured by second liens where we do not hold the first lien position. Historically, we have originated and sold first mortgages which has resulted in a low percentage of home equity loans where we hold the first lien position. We regularly track borrower performance and for the majority of the home equity portfolio where we are in or hold the first lien position, the credit performance of this portion of the portfolio is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

For the portion of the home equity portfolio in a second lien position, we consider a borrower’s current status and historical credit performance of the first lien loan and FICO scores in determining our allowance for loan losses. Our ability to validate lien positions, and therefore determine whether the first lien position is in default, is based upon available external information, which we continue to obtain and analyze. In certain circumstances, we may be unable to determine whether the same collateral applies to both the first and second liens. We are currently in the process of enhancing our ability to specifically track the underlying collateral. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes to Consolidated Financial Statements in this Report for additional information.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20 year amortization term. Based upon outstanding balances at June 30, 2011, approximately $0.3 billion, $1.0 billion, $1.1 billion, $1.4 billion, and $7.5 billion will convert to amortizing during the remainder of 2011, and the years 2012, 2013, 2014, and beyond, respectively.

Based upon outstanding amortizing home equity lines of credit balances, including purchased impaired loans, at June 30, 2011, approximately 3.64% were 1-89 days past due and approximately 4.60% were greater than or equal to 90 days past due. When a borrower becomes 60 days past due, we terminate borrowing privileges and the outstanding balance becomes an amortizing loan. Accordingly, the majority of non-amortizing home equity lines of credit are current. Additionally, for those non-amortizing home equity lines of credit approximately 23% of our borrowers are paying interest only per the loan’s contractual terms.

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

Bank-Owned Consumer Real Estate Related Loan Modifications

	June 30, 2011		December 31, 2010
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Conforming Mortgages
Permanent Modifications	6,076	$1,143	5,517	$1,137
Non-Prime Mortgages
Permanent Modifications	4,169	561	3,405	441
Residential Construction
Permanent Modifications	1,069	496	470	235
Home Equity
Temporary Modifications	14,076	1,293	12,643	1,151
Permanent Modifications	566	38	163	17
Total Home Equity	14,642	1,331	12,806	1,168
Total Bank-Owned Consumer Real Estate Related Loan Modifications	25,956	$3,531	22,198	$2,981

Bank-Owned Consumer Real Estate Related Loan Modifications Re-Default by Vintage

	Six Months		Nine Months		12 Months
June 30, 2011 Dollars in millions, except as noted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance
Permanent Modifications
Conforming Mortgages
Fourth Quarter 2010	356	19.2%					$61.6
Third Quarter 2010	523	26.0	635	31.6%			108.0
Second Quarter 2010	345	23.3	437	29.5	505	34.1%	82.7
First Quarter 2010	285	21.8	435	33.3	494	37.8	71.0
Fourth Quarter 2009	212	24.7	285	33.2	369	43.0	53.0
Non-Prime Mortgages
Fourth Quarter 2010	13	13.5					1.8
Third Quarter 2010	96	18.5	115	22.2			17.5
Second Quarter 2010	104	23.8	114	26.1	130	29.7	19.0
First Quarter 2010	68	20.5	82	24.7	94	28.3	10.9
Fourth Quarter 2009	119	18.6	198	30.9	223	34.8	16.4
Residential Construction (a)
Fourth Quarter 2010	9	4.0					3.2
Third Quarter 2010	20	7.1	25	8.9			7.8
Second Quarter 2010	32	12.0	33	12.4	38	14.2	10.5
First Quarter 2010	5	12.8	6	15.4	5	12.8	3.0
Home Equity (b)
Fourth Quarter 2010	4	14.3
Third Quarter 2010	1	9.1	2	18.2
Second Quarter 2010	2	12.5	4	25.0	4	25.0
First Quarter 2010	1	2.5	5	12.5	7	17.5
Fourth Quarter 2009			1	8.3	3	25.0
Temporary Modifications
Home Equity
Fourth Quarter 2010	111	5.3%					$9.9
Third Quarter 2010	118	5.5	213	10.0%			18.3
Second Quarter 2010	165	7.6	210	9.7	311	14.4%	24.1
First Quarter 2010	241	8.6	402	14.4	433	15.5	30.1
Fourth Quarter 2009	198	9.0	331	15.0	429	19.5	28.1
(a)	Amounts for fourth quarter 2009 are zero.
(b)	The unpaid principal balance for permanent home equity modifications totals less than $1 million for each vintage.

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

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC- developed programs, which in some cases may operate similar to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral or forgiveness of principal payments. As of June 30, 2011 and December 31, 2010, 1,822 accounts with a balance of $379 million and 1,027 accounts with a balance of $262 million, respectively, of residential real estate loans have been modified under HAMP and were still outstanding on our balance sheet.

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

Beginning in 2010, we established certain commercial loan modification programs for small business loans, Small Business Administration loans, and investment real estate loans. As of June 30, 2011 and December 31, 2010, approximately $98 million and $88 million, respectively, in loan balances had been modified under these small business modification programs. None of these small business loan modifications have been determined to be TDRs.

Troubled Debt Restructurings

Loan modifications are evaluated and subject to classification as a TDR if the borrower is experiencing financial difficulty and we grant a concession to the borrower. TDRs typically result from our loss mitigation activities and could include interest rate reductions and/or principal forgiveness intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Government insured or guaranteed/held for sale loans, purchased impaired loans and loans accounted for under the fair value option are not classified as TDRs. Consumer loans modified in the second quarter of 2011 that are government insured or guaranteed/held for sale totaling $194 million are not classified as TDRs.

Troubled Debt Restructurings By Type

In millions	June 30 2011	Dec. 31 2010
Consumer lending:
Real estate-related	$1,286	$1,087
Credit card (a)	322	331
Other consumer	6	4
Total consumer lending	1,614	1,422
Total commercial lending	305	236
Total TDRs	$1,919	$1,658
Nonperforming status	$845	$784
Accrual status	752	543
Credit card (a)	322	331
Total TDRs	$1,919	$1,658
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

Total TDRs increased $261 million or 14% during the first half of 2011 to $1.9 billion as of June 30, 2011. Of this total, nonperforming TDRs totaled $845 million, which represents approximately 22% of total nonperforming loans. However, as the economy has continued to improve, our consumer real estate related loan modification efforts have begun to show signs of slowing and the amount of TDRs returning to performing status has been increasing as noted below.

TDRs that have returned to performing (accrual) status are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. These TDRs increased $209 million or 28% during the first half of 2011 to $752 million as of June 30, 2011. This increase reflects the further seasoning and performance of the loan modification portfolio. Cumulatively, of the TDRs that have returned to performing status, approximately $65 million have subsequently re-defaulted and are no longer current under their modified terms.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $947 million in net charge-offs for the first half of 2011, compared to $1.5 billion in the first half of 2010. This significantly lower level of total net charge-offs represents our lowest level of quarterly net charge-offs in over two years. Commercial net charge-offs fell from $841 million in the first half of 2010 to $429 million in the first half of 2011. Consumer net charge-offs declined from $690 million in the first half of 2010 to $518 million in the first half of 2011.

Loan Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2011
Commercial	$364	$178	$186	.66%
Commercial real estate	282	40	242	2.84
Equipment lease financing	25	24	1	.03
Residential real estate	101	2	99	1.31
Home equity	252	21	231	1.38
Credit card	134	12	122	6.58
Other consumer	100	34	66	.79
Total	$1,258	$311	$947	1.27
2010
Commercial	$586	$143	$443	1.63%
Commercial real estate	387	43	344	3.20
Equipment lease financing	79	25	54	1.78
Residential real estate	235	13	222	2.36
Home equity	204	22	182	1.04
Credit card	195	10	185	9.25
Other consumer	126	25	101	1.30
Total	$1,812	$281	$1,531	1.97

Total net charge-offs are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements in this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are constantly changing as the financial strength of the borrower and overall economic conditions change, there were no significant changes during the first half of 2011 to the methodology we follow to determine our ALLL.

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

Allocations to consumer loan classes are based upon a roll-rate model which uses statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off. In general, the estimated rates at which loan outstandings roll from one stage of delinquency to another are influenced by various factors such as FICO credit scores, loan-to-value ratios, the current economic environment, and geography.

The ALLL is significantly lower than it would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of ALLL to total loans. Loan loss reserves on the purchased impaired loans were not carried over on the date of acquisition. As of June 30, 2011, we have established reserves of $949 million for purchased impaired loans.

A portion of the ALLL related to qualitative and measurement factors has been assigned to loan categories. These factors include, but are not limited to, the following:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro economic factors,
•	Changes in risk selection and underwriting standards, and
•	Timing of available information.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable losses on these unfunded credit facilities. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is very similar to the one we use for determining our ALLL.

We refer you to Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for further information on key asset quality indicators that we use to evaluate our portfolio and establish the allowances.

Allowance for Loan and Lease Losses

Dollars in millions	2011	2010
January 1	$4,887	$5,072
Total net charge-offs	(947)	(1,531)
Provision for credit losses	701	1,574
Adoption of ASU 2009-17, Consolidations		141
Other		2
Net change in allowance for unfunded loan commitments and letters of credit	(14)	78
June 30	$4,627	$5,336
Net charge-offs to average loans (for the six months ended) (annualized)	1.27%	1.97%
Allowance for loan and lease losses to total loans	3.08	3.46
Commercial lending net charge-offs	$(429)	$(841)
Consumer lending net charge-offs	(518)	(690)
Total net charge-offs	$(947)	$(1,531)
Net charge-offs to average loans (for the six months ended) (annualized)
Commercial lending	1.07%	2.05%
Consumer lending	1.50	1.88

Net charge-offs to average loans

As further described in the Consolidated Income Statement section of this Report, the provision for credit losses totaled $701 million for the first half of 2011 compared to $1.6 billion for the first half of 2010. For the first half of 2011, the provision for commercial credit losses declined by $423 million or 64% from the first half of 2010. Similarly, the provision for consumer credit losses decreased $450 million or 50% from the first half of 2010. Correspondingly, the level of ALLL has also been decreasing.

The portion of the ALLL allocated to commercial nonperforming loans was 27% at June 30, 2011, and 28% at December 31, 2010. The allowance allocated to purchased impaired loans and consumer loans and lines of credit not secured by residential real estate, which are both excluded from nonperforming loans, was $1.3 billion and $1.4 billion at June 30, 2011, and December 31, 2010, respectively. Excluding these balances, the allowance as a percent of nonperforming loans was 87% and 77% as of June 30, 2011 and December 31, 2010, respectively.

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

Spot and forward funding gap analyses are used to measure and monitor bank liquidity risk. Funding gaps represent the difference in projected sources of liquidity available to offset projected uses. We calculate funding gaps for the overnight, thirty-day, ninety-day, one hundred eighty-day and one-year time intervals. Management also monitors liquidity through a series of early warning indicators that may indicate a potential market, or PNC-specific, liquidity stress event. Finally, management performs a set of liquidity stress tests and maintains a contingency funding plan to address a potential liquidity crisis. In the most severe liquidity stress simulation, we assume that PNC’s liquidity position is under pressure, while the market in general is under systemic pressure. The simulation considers, among other things, the impact of restricted access to both secured and unsecured external sources of funding, accelerated run-off of customer deposits, valuation pressure on assets, and heavy demand to fund contingent obligations. Risk limits are established within our Liquidity Risk Policy. Management’s Asset and Liability Committee regularly reviews compliance with the established limits.

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

As of June 30, 2011, there were approximately $4.3 billion of bank borrowings with maturities of less than one year.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At June 30, 2011, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) totaling $8.9 billion and securities available for sale totaling $49.7 billion. Of our total liquid assets of $58.6 billion, we had $23.1 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management.

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

PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through June 30, 2011, PNC Bank, N.A. had issued $6.9 billion of debt under this program. Total senior and subordinated debt declined to $4.9 billion at June 30, 2011 from $5.5 billion at December 31, 2010 due to maturities.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At June 30, 2011, our unused secured borrowing capacity was $14.6 billion with FHLB-Pittsburgh. Total FHLB borrowings declined to $5.0 billion at June 30, 2011 from $6.0 billion at December 31, 2010 due to maturities.

PNC Bank, N.A. has the ability to offer up to $3.0 billion of its commercial paper. As of June 30, 2011, there were no issuances outstanding under this program. Other borrowed funds on our Consolidated Balance Sheet includes $3.3 billion of commercial paper issued by Market Street Funding LLC, a consolidated VIE.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At June 30, 2011, our unused secured borrowing capacity was $26.6 billion with the Federal Reserve Bank.

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

See 2011 Capital Actions in the Executive Summary section of this Financial Review for additional information regarding our July 2011 issuance of depository shares representing interests in our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O, our April 2011 increase to PNC’s quarterly common stock dividend, and our plans regarding purchase of shares under PNC’s existing common stock repurchase program.

As of June 30, 2011, there were approximately $3.8 billion of parent company borrowings with maturities of less than one year.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $2.0 billion at June 30, 2011. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Part II, Item 8 of our 2010 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “PNC Capital Trust E Trust Preferred Securities” and “Acquired Entity Trust Preferred Securities” sections of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Part II, Item 8 of our 2010 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of June 30, 2011, the parent company had approximately $4.9 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital securities, in public or private markets and commercial paper.

We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. Total senior and subordinated debt and hybrid capital instruments declined to $15.0 billion at June 30, 2011 from $17.3 billion at December 31, 2010 due to maturities.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of June 30, 2011, there were no issuances outstanding under this program.

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

Credit ratings as of June 30, 2011 for PNC and PNC Bank, N.A. follow:

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A	A+
Subordinated debt	Baa1	A-	A
Preferred stock	Baa3	BBB	A

PNC Bank, N.A.
Subordinated debt	A3	A	A
Long-term deposits	A2	A+	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of June 30, 2011 representing required and potential cash outflows.

Contractual Obligations

		Payment Due By Period
June 30, 2011 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$36,534	$29,913	$4,465	$1,343	$813
Borrowed funds (a) (b)	35,176	14,381	6,301	3,857	10,637
Minimum annual rentals on noncancellable leases	2,423	332	569	408	1,114
Nonqualified pension and postretirement benefits	572	69	123	117	263
Purchase obligations (c)	608	258	247	96	7
Total contractual cash obligations	$75,313	$44,953	$11,705	$5,821	$12,834
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At June 30, 2011, the liability for uncertain tax positions, excluding associated interest and penalties, was $285 million. This liability represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 15 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Our contractual obligations totaled $84.6 billion at December 31, 2010. The decline in the comparison is primarily attributable to decreases in the remaining contractual maturities of time deposits and maturities on borrowed funds.

Other Commitments (a)

		Amount Of Commitment Expiration By Period
June 30, 2011 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$99,791	$52,536	$33,471	$13,376	$408
Standby letters of credit (b)	10,697	4,387	5,212	1,014	84
Reinsurance agreements (c)	5,713	2,057	112	57	3,487
Other commitments (d)	734	399	259	70	6
Total commitments	$116,935	$59,379	$39,054	$14,517	$3,985
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $7.4 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers.
(d)	Includes unfunded commitments related to private equity investments of $285 million and other investments of $6 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $409 million and other direct equity investments of $34 million that are included in Other liabilities on our Consolidated Balance Sheet.

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

Sensitivity results and market interest rate benchmarks for the second quarters of 2011 and 2010 follow:

Interest Sensitivity Analysis

	Second Quarter 2011	Second Quarter 2010
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.4%	1.1%
100 basis point decrease (a)	(1.1)%	(1.6)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.5%	.7%
100 basis point decrease (a)	(3.8)%	(5.4)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(1.0)	(3.0)
Key Period-End Interest Rates
One-month LIBOR	.19%	.35%
Three-year swap	1.15%	1.33%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity to Alternative Rate Scenarios (Second Quarter 2011)

	PNC Economist	Market Forward	Two-Ten Slope
First year sensitivity	.1%	—%	.8%
Second year sensitivity	3.1%	2.5%	.5%

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

The second quarter 2011 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities are primarily customer-driven trading in fixed income securities, derivatives, and foreign exchange contracts. They also include the underwriting of fixed income and equity securities.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in trading activities. PNC began measuring enterprise wide VaR internally on a diversified basis at a 95% confidence interval in the second quarter of 2011. Prior to this change, we had evaluated both diversified and non-diversified VaR during the first quarter of 2011. During the first six months of 2011, our diversified VaR ranged between $.5 million and $3.5 million, averaging $1.0 million. Previously, we reported VaR on a non-diversified basis at a 99% confidence interval. We believe a diversified VaR is a better representation of risk as it reflects empirical correlations across different asset classes. Additionally, moving to a 95% confidence interval from a 99% confidence interval allows for a risk metric that is not heavily influenced by a few outliers.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Over a typical business cycle, we would expect an average of twelve to thirteen instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level at a 95% confidence interval; we would also expect an average of two or three instances a year at a 99% confidence interval. There were no such instances during the three months from April 1, 2011 to June 30, 2011 under our diversified VaR measure. Additionally, there were no such instances during the first six months of 2011 or 2010, under our non-diversified VaR measure. Under both measures, we use a 500 day look back period for backtesting and include customer related revenue. Comparatively, the results in the first six months of 2011 and 2010 to the applicable 500 day look back periods were less volatile; and customer revenue helps reduce trading losses. Therefore, there were no instances of actual losses exceeding the prior day VaR measure.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day diversified VaR for the period.

Total trading revenue was as follows:

Trading Revenue

Six months ended June 30 In millions	2011	2010
Net interest income	$22	$33
Noninterest income	108	78
Total trading revenue	$130	$111
Securities underwriting and trading (a)	$45	$53
Foreign exchange	36	45
Financial derivatives and other	49	13
Total trading revenue (b)	$130	$111

Three months ended June 30 In millions	2011	2010
Net interest income	$11	$17
Noninterest income	58	20
Total trading revenue	$69	$37
Securities underwriting and trading (a)	$29	$13
Foreign exchange	19	23
Financial derivatives and other	21	1
Total trading revenue (b)	$69	$37
(a)	Includes changes in fair value for certain loans accounted for at fair value.
(b)	Product trading revenue includes customer related hedged activity.

Trading revenue excludes the impact of economic hedging activities, which relate primarily to residential mortgage servicing rights, and residential and held-for-sale commercial real estate loans.

Trading revenue for the first six months of 2011 increased $19 million compared with the first six months of 2010 primarily due to improved customer derivatives results and the reduced impact of counterparty credit risk on valuations of customer derivative positions. These increases were partially offset by lower underwriting activity and the elimination of proprietary trading activities.

Trading revenue for the second quarter increased $32 million compared to the second quarter of 2010 primarily due to the reduced impact of counterparty credit risk on valuations of customer positions and higher underwriting revenues. These increases were partially offset by the elimination of proprietary trading activities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. PNC invests primarily in private equity markets. In addition to extending credit, taking deposits, and underwriting and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations, and growth financings in a variety of industries. We also have investments in affiliated and non-affiliated funds that make similar investments in private equity and in debt and equity-oriented hedge funds. The economic and/or book value of these investments and other assets such as loan servicing rights are directly affected by changes in market factors.

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

A summary of our equity investments follows:

In millions	June 30 2011	Dec. 31 2010
BlackRock	$5,158	$5,017
Tax credit investments	2,360	2,054
Private equity	1,501	1,375
Visa	456	456
Other	301	318
Total	$9,776	$9,220

BlackRock

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at June 30, 2011, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are tax credit investments which are mostly accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.4 billion at June 30, 2011 and $2.1 billion at December 31, 2010.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of equity and mezzanine investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.5 billion at June 30, 2011 and $1.4 billion at December 31, 2010. As of June 30, 2011, $849 million was invested directly in a variety of companies and $652 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $260 million as of June 30, 2011. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

Our unfunded commitments related to private equity totaled $285 million at June 30, 2011 compared with $319 million at December 31, 2010.

Visa

At June 30, 2011, our investment in Visa Class B common shares totaled approximately 23 million shares. In March 2011, Visa funded $400 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $38 million share of the $400 million as a reduction of our previously established indemnification liability and a reduction of noninterest expense. Our indemnification liability included on our Consolidated Balance Sheet at June 30, 2011 totaled $32 million. Our ultimate exposure to the specified Visa litigation may be different than this amount.

As of June 30, 2011, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the June 30, 2011 closing price of $84.26 for the Visa Class A shares, the market value of our total investment was $958 million. The Visa

Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with any settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

Note 17 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report has further information on our Visa indemnification obligation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At June 30, 2011, other investments totaled $301 million compared with $318 million at December 31, 2010. We recognized net gains related to these investments of $13 million during the first six months of 2011, including net losses of $2 million during the second quarter. We recognized net gains related to these investments of $26 million during the first six months of 2010, including $8 million during the second quarter.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $6 million at June 30, 2011 and $11 million at December 31, 2010.

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

The following table provides the notional or contractual amounts and estimated net fair value of financial derivatives at June 30, 2011 and December 31, 2010.

Financial Derivatives

	June 30, 2011		December 31, 2010
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Derivatives designated as hedging instruments under GAAP
Interest rate contracts (a)
Asset rate conversion
Receive fixed swaps	$13,813	$423	$14,452	$332
Pay fixed swaps (c) (d)	2,784	(22)	1,669	12
Liability rate conversion
Receive fixed swaps	9,249	911	9,803	834
Forward purchase commitments	1,750	(1)	2,350	(8)
Total interest rate risk management	27,596	1,311	28,274	1,170
Total derivatives designated as hedging instruments (b)	$27,596	$1,311	$28,274	$1,170
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Interest rate contracts
Swaps	$99,579	$154	$83,421	$63
Futures	56,940		51,699
Future options	6,040	2	31,250	21
Bond options	650	2
Swaptions	6,370	64	11,040	28
Commitments related to residential mortgage assets	12,153	6	16,652	47
Total residential mortgage banking activities	$181,732	$228	$194,062	$159
Derivatives used for commercial mortgage banking activities:
Interest rate contracts
Swaps	$1,680	$(40)	$1,744	$(41)
Swaptions	100
Commitments related to commercial mortgage assets	1,221	21	1,228	5
Credit contracts
Credit default swaps	145	6	210	8
Total commercial mortgage banking activities	$3,146	$(13)	$3,182	$(28)
Derivatives used for customer-related activities:
Interest rate contracts
Swaps (d)	$95,822	$(133)	$92,248	$(104)
Caps/floors
Sold	4,038	(14)	3,207	(15)
Purchased	3,973	20	2,528	14
Swaptions	2,172	21	2,165	13
Futures	2,638		2,793
Commitments related to residential mortgage assets	1,327	1	738
Foreign exchange contracts	10,447	(5)	7,913	(6)
Equity contracts (d)	344	(4)	334	(3)
Credit contracts
Risk participation agreements	3,166	1	2,738	3
Total customer-related	$123,927	$(113)	$114,664	$(98)
Derivatives used for other risk management activities:
Interest rate contracts
Swaps	$1,754	$5	$3,021	$6
Swaptions			100	4
Futures	725		298
Commitments related to residential mortgage assets			1,100	1
Foreign exchange contracts (d)	29	(6)	32	(4)
Credit contracts
Credit default swaps	438	6	551	8
Other contracts (d) (e)	209	(426)	209	(396)
Total other risk management	$3,155	$(421)	$5,311	$(381)
Total derivatives not designated as hedging instruments	$311,960	$(319)	$317,219	$(348)
Total Gross Derivatives	$339,556	$992	$345,493	$822
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 57% were based on 1-month LIBOR and 43% on 3-month LIBOR at June 30, 2011 compared with 58% and 42%, respectively, at December 31, 2010.
(b)	Fair value amount includes net accrued interest receivable of $142 million at June 30, 2011 and $132 million at December 31, 2010.
(c)	Includes zero-coupon swaps.
(d)	The increases in the negative fair values from December 31, 2010 to June 30, 2011 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during the first six months of 2011 and contracts terminated during that period.
(e)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2011, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2011, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Carrying value of purchased impaired loans – The net value on the balance sheet which represents the recorded investment less any valuation allowance.

Common shareholders’ equity to total assets – Common shareholders’ equity divided by total assets. Common shareholders’ equity equals total shareholders’ equity less the liquidation value of preferred stock.

Corporate banking primary client – A corporate banking client relationship with annual revenue generation of $10,000 to $50,000 or more.

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

Economic capital – Represents the amount of resources that a business or business segment should hold to guard against potentially large losses that could cause insolvency. It is based on a measurement of economic risk, as opposed to risk as defined by regulatory bodies. The economic capital measurement process involves converting a risk distribution to the capital that is required to support the risk, consistent with our target credit rating. As such, economic risk serves as a

“common currency” of risk that allows us to compare different risks on a similar basis.

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

Intrinsic value – The difference between the price, if any, required to be paid for stock issued pursuant to an equity compensation arrangement and the fair market value of the underlying stock.

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

Pretax earnings – Income from continuing operations before income taxes and noncontrolling interests.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and may from time to time make other statements, regarding our outlook for earnings, revenues, expenses, capital levels, liquidity levels, asset quality and other matters regarding or affecting PNC and its future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.

Forward-looking statements speak only as of the date made. We do not assume any duty and do not undertake to update forward-looking statements. Actual results or future events could differ, possibly materially, from those anticipated in forward-looking statements, as well as from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:
•	Changes in interest rates and valuations in debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.
•

The impact on financial markets and the economy of the downgrade by Standard & Poor’s of U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the level of U.S. and European government debt.

•	Actions by Federal Reserve, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.
•	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.
•	Slowing or failure of the current moderate economic recovery.
•

Continued effects of aftermath of recessionary conditions and uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on levels of unemployment, loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the moderate economic recovery is transitioning into a self-sustaining economic expansion in 2011, with faster economic growth in the second half pushing the unemployment rate lower amidst continued low interest rates.

•

Legal and regulatory developments could have an impact on ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•

Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation and changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects, and changes in accounting policies and principles. We will be impacted by extensive reforms provided for in the Dodd-Frank Act and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on us, remains uncertain.

•	Changes to regulations governing bank capital, including due to the Dodd-Frank Act and to Basel III initiatives.
•

Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. In addition to matters relating to PNC’s business and activities, such matters may include proceedings, claims, investigations, or inquiries relating to pre-acquisition business and activities of acquired companies, such as National City. These matters may result in monetary judgments or settlements or other remedies, including fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to PNC following the acquisition and integration of acquired businesses into ours.
•	Results of regulatory examination and supervision process, including our failure to satisfy requirements of agreements with governmental agencies.
•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property claimed by others and of adequacy of our intellectual property protection in general.
•

Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital standards. In particular, our results currently depend on our ability to manage elevated levels of impaired assets.

•

Business and operating results also include impacts relating to our equity interest in BlackRock, Inc. and rely to a significant extent on information provided to us by BlackRock. Risks and uncertainties that could affect BlackRock are discussed in more detail by BlackRock in SEC filings.

•	Our planned acquisition of RBC Bank (USA) presents us with risks and uncertainties related both to the acquisition transaction itself and its integration into PNC after closing, including:
•

Closing is dependent on, among other things, receipt of regulatory and other applicable approvals, the timing of which cannot be predicted with precision at this point and which may not be received at all. The impact of closing on PNC’s financial statements will be affected by the timing of the transaction.

•

The transaction (including integration of RBC Bank (USA)’s businesses) may be substantially more expensive to complete than anticipated. Anticipated benefits, including cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•

Our ability to achieve anticipated results from this transaction is dependent also on the following factors, in part related to the state of economic and financial markets: the extent of credit losses in the acquired loan portfolios and the extent of deposit attrition. Also, litigation and governmental investigations that may be filed or commenced, as a result of this transaction or otherwise, could impact the timing or realization of anticipated benefits to PNC.
•

Integration of RBC Bank (USA)’s business and operations into PNC, which will include conversion of RBC Bank (USA)’s different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to RBC Bank (USA)’s or PNC’s existing businesses. PNC’s ability to integrate RBC Bank (USA) successfully may be adversely affected by the fact that this transaction will result in PNC entering several markets where PNC does not currently have any meaningful retail presence.

•

In addition to the planned RBC Bank (USA) transaction, we grow our business in part by acquiring from time to time other financial services companies, financial services assets and related deposits. These other acquisitions, including our planned acquisition of Flagstar branches and related deposits, often present risks and uncertainties analogous to those presented by the RBC Bank (USA) transaction, as well as, in some cases, with risks related to entering into new lines of business.

•

Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact our business and financial performance through changes in counterparty creditworthiness and performance and in competitive and regulatory landscape. Our ability to anticipate and respond to technological changes can also impact our ability to respond to customer needs and meet competitive demands.

•

Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities or international hostilities through impacts on the economy and financial markets generally or on us or our counterparties specifically.

We provide greater detail regarding some of these factors in our 2010 Form 10-K, first quarter 2011 Form 10-Q and elsewhere in this Report, including Risk Factors and Risk Management sections of those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

Consolidated Income Statement

The PNC Financial Services Group, Inc.

In millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2011	2010	2011	2010
Interest Income
Loans	$1,905	$2,158	$3,789	$4,318
Investment securities	549	572	1,127	1,195
Other	93	143	214	265
Total interest income	2,547	2,873	5,130	5,778
Interest Expense
Deposits	180	244	362	525
Borrowed funds	217	194	442	439
Total interest expense	397	438	804	964
Net interest income	2,150	2,435	4,326	4,814
Noninterest Income
Asset management	288	243	551	502
Consumer services	333	315	644	611
Corporate services	228	261	445	529
Residential mortgage	163	179	358	326
Service charges on deposits	131	209	254	409
Net gains on sales of securities	82	147	119	237
Other-than-temporary impairments	(73)	(118)	(103)	(358)
Less: Noncredit portion of other-than-temporary impairments (a)	(34)	(24)	(30)	(148)
Net other-than-temporary impairments	(39)	(94)	(73)	(210)
Other	266	217	609	457
Total noninterest income	1,452	1,477	2,907	2,861
Total revenue	3,602	3,912	7,233	7,675
Provision For Credit Losses	280	823	701	1,574
Noninterest Expense
Personnel	976	959	1,965	1,915
Occupancy	176	172	369	359
Equipment	158	168	325	340
Marketing	63	65	103	115
Other	803	638	1,484	1,386
Total noninterest expense	2,176	2,002	4,246	4,115
Income from continuing operations before income taxes and noncontrolling interests	1,146	1,087	2,286	1,986
Income taxes	234	306	542	557
Income from continuing operations before noncontrolling interests	912	781	1,744	1,429
Income from discontinued operations (net of income taxes of zero, $13, zero, and $27)		22		45
Net income	912	803	1,744	1,474
Less: Net income (loss) attributable to noncontrolling interests	(1)	(9)	(6)	(14)
Preferred stock dividends	24	25	28	118
Preferred stock discount accretion	1	1	1	251
Net income attributable to common shareholders	$888	$786	$1,721	$1,119
Basic Earnings Per Common Share
Continuing operations	$1.69	$1.45	$3.27	$2.09
Discontinued operations		.04		.09
Net income	$1.69	$1.49	$3.27	$2.18
Diluted Earnings Per Common Share
Continuing operations	$1.67	$1.43	$3.24	$2.06
Discontinued operations		.04		.09
Net income	$1.67	$1.47	$3.24	$2.15
Average Common Shares Outstanding
Basic	524	524	524	511
Diluted	527	527	527	514

(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

Consolidated Balance Sheet

The PNC Financial Services Group, Inc.

In millions, except par value Unaudited	June 30 2011	December 31 2010
Assets
Cash and due from banks (includes $4 and $2 for VIEs) (a)	$3,865	$3,297
Federal funds sold and resale agreements (includes $813 and $866 measured at fair value) (b)	2,357	3,704
Trading securities	2,075	1,826
Interest-earning deposits with banks (includes $9 and $288 for VIEs) (a)	4,508	1,610
Loans held for sale (includes $2,207 and $2,755 measured at fair value) (b)	2,679	3,492
Investment securities (includes $317 and $192 for VIEs) (a)	59,414	64,262
Loans (includes $4,974 and $4,645 for VIEs) (includes $239 and $116 measured at fair value) (a) (b)	150,319	150,595
Allowance for loan and lease losses (includes $(105) and $(183) for VIEs) (a)	(4,627)	(4,887)
Net loans	145,692	145,708
Goodwill	8,182	8,149
Other intangible assets	2,412	2,604
Equity investments (includes $1,332 and $1,177 for VIEs) (a)	9,776	9,220
Other (includes $1,035 and $676 for VIEs) (includes $426 and $396 measured at fair value) (a) (b)	22,157	20,412
Total assets	$263,117	$264,284
Liabilities
Deposits
Noninterest-bearing	$52,683	$50,019
Interest-bearing	129,208	133,371
Total deposits	181,891	183,390
Borrowed funds
Federal funds purchased and repurchase agreements	3,812	4,144
Federal Home Loan Bank borrowings	5,022	6,043
Bank notes and senior debt	10,526	12,904
Subordinated debt	9,358	9,842
Other (includes $3,859 and $3,354 for VIEs) (a)	6,458	6,555
Total borrowed funds	35,176	39,488
Allowance for unfunded loan commitments and letters of credit	202	188
Accrued expenses (includes $129 and $88 for VIEs) (a)	3,502	3,188
Other (includes $824 and $456 for VIEs) (a)	7,473	5,192
Total liabilities	228,244	231,446
Equity
Preferred stock (c)
Common stock – $5 par value
Authorized 800 shares, issued 536 shares	2,682	2,682
Capital surplus – preferred stock	648	647
Capital surplus – common stock and other	12,025	12,057
Retained earnings	17,344	15,859
Accumulated other comprehensive income (loss)	69	(431)
Common stock held in treasury at cost: 10 shares	(533)	(572)
Total shareholders’ equity	32,235	30,242
Noncontrolling interests	2,638	2,596
Total equity	34,873	32,838
Total liabilities and equity	$263,117	$264,284

(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

Consolidated Statement of Cash Flows

The PNC Financial Services Group, Inc.

In millions	Six months ended June 30
Unaudited	2011	2010
Operating Activities
Net income	$1,744	$1,474
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	701	1,574
Depreciation and amortization	569	442
Deferred income taxes (benefit)	(127)	571
Net gains on sales of securities	(119)	(237)
Net other-than-temporary impairments	73	210
Undistributed earnings of BlackRock	(132)	(115)
Net change in
Trading securities and other short-term investments	779	1,214
Loans held for sale	411	(330)
Other assets	(1,048)	(528)
Accrued expenses and other liabilities	583	(406)
Other	271	400
Net cash provided (used) by operating activities	3,705	4,269
Investing Activities
Sales
Securities available for sale	15,023	14,123
Loans	1,027	926
Repayments/maturities
Securities available for sale	2,792	3,904
Securities held to maturity	1,230	880
Purchases
Securities available for sale	(12,866)	(13,111)
Securities held to maturity	(187)	(693)
Loans	(712)	(2,930)
Net change in
Federal funds sold and resale agreements	1,340	189
Interest-earning deposits with banks	(2,897)	(549)
Loans	(1,393)	5,788
Net cash received from acquisition and divestiture activity	261	156
Other	(387)	593
Net cash provided (used) by investing activities	3,231	9,276

(continued on following page)

Consolidated Statement of Cash Flows

The PNC Financial Services Group, Inc.

(continued from previous page)

In millions	Six months ended June 30
Unaudited	2011	2010
Financing Activities
Net change in
Noninterest-bearing deposits	$2,618	$623
Interest-bearing deposits	(4,385)	(7,441)
Federal funds purchased and repurchase agreements	(327)	(305)
Federal Home Loan Bank short-term borrowings		(280)
Other short-term borrowed funds	(393)	(60)
Sales/issuances
Bank notes and senior debt		2,528
Other long-term borrowed funds	4,634	2,219
Common and treasury stock	24	3,441
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(1,021)	(2,313)
Bank notes and senior debt	(2,427)	(2,462)
Subordinated debt	(524)	28
Other long-term borrowed funds	(4,251)	(2,342)
Preferred stock – TARP		(7,579)
Acquisition of treasury stock	(52)	(116)
Preferred stock cash dividends paid	(28)	(118)
Common stock cash dividends paid	(236)	(98)
Net cash provided (used) by financing activities	(6,368)	(14,275)
Net Increase (Decrease) In Cash And Due From Banks	568	(730)
Cash and due from banks at beginning of period	3,297	4,288
Cash and due from banks at end of period	$3,865	$3,558
Supplemental Disclosures
Interest paid	$819	$921
Income taxes paid	697	339
Income taxes refunded	27	4
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	429	514
Transfer from loans to foreclosed assets	352	670

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

See Note 2 Acquisition and Divestiture Activity regarding our July 1, 2010 sale of PNC Global Investment Servicing Inc. The Consolidated Income Statement for the first six months of 2010 and related disclosures in the Notes To Consolidated Financial Statements reflect the global investment servicing business as discontinued operations.

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

There have been no significant changes to these policies in the first six months of 2011 other than as disclosed herein. These interim consolidated financial statements serve to update the 2010 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

We have considered the impact on these consolidated financial statements of subsequent events.

USE OF ESTIMATES

We prepared these consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our fair value measurements, allowances for loan and lease losses and unfunded loan commitments and letters of credit, and revenue recognition for purchase accounting accretion on purchased impaired loans. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

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

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans and leases,
•	Troubled debt restructurings, and
•	Other real estate owned and foreclosed assets.

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

A loan acquired and accounted for under ASC Sub-Topic 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality is reported as an accruing loan and a performing asset due to the accretion of interest income.

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

We charge off commercial nonaccrual loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loans. In making this determination, we consider the viability of the business or project as a going concern, the past due status when the asset is not well-secured, the expected cash flows to repay the loan, the value of the collateral, and the ability and willingness of any guarantors to perform.

Additionally, in general, for smaller dollar commercial loans of $1 million or less, a partial or full charge-off will occur at 120 days past due for term loans and 180 days past due for revolvers.

Home equity installment loans and lines of credit, as well as residential real estate loans, that are well-secured are classified as nonaccrual at 180 days past due. A consumer loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest.

Home equity installment loans and lines of credit and residential real estate loans that are not well-secured and/or are in the process of collection are charged off at 180 days past due to the estimated fair value of the collateral less cost to sell. The remaining portion of the loan is placed on nonaccrual status.

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

If payment is received on a nonperforming loan, the payment is first applied to the past due principal; once this principal obligation has been fulfilled, payments are applied to recover any partial charge-off related to the impaired loan that might exist. Finally, if both past due principal and any partial charge-off have been recovered, then the payment will result in the recognition and recording of interest income. This process is followed for originated impaired loans with the exception of performing troubled debt restructurings (TDRs). Payments received on performing TDRs and other modified loans will be applied in accordance with the terms of the modified loan.

A loan is categorized as a TDR if a concession is granted due to deterioration in the financial condition of the borrower. TDRs may include certain modifications of terms of loans, receipts of assets from debtors in partial satisfaction of loans, or a combination thereof. Modified loans classified as TDRs are included in nonperforming loans until returned to performing status through the fulfilling of contractual terms for a reasonable period of time (generally 6 months).

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

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is comprised principally of commercial real estate and residential real estate properties obtained in partial or total satisfaction of loan obligations. Following the obtaining of a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we acquire the deed, we transfer the loan to other real estate owned included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is recorded at estimated fair value less cost to sell. We estimate fair values primarily based on appraisals, when available, or quoted market prices on liquid assets. Anticipated recoveries and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer. If the estimated fair value less cost to sell is less than the recorded investment, a charge-off is recognized against the Allowance for Loan and Lease Losses (ALLL).

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

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. Our determination of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

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

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro economic factors,
•	Changes in risk selection and underwriting standards, and
•	Timing of available information.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

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

•

For nonperforming loans below the defined dollar threshold, the loans are aggregated for purposes of measuring specific reserve impairment using the applicable loan’s LGD percentage multiplied by the balance of the loan.

•

For purchased impaired loans, subsequent decreases to the net present value of expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the ALLL.

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

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses incurred on these unfunded credit facilities. We determine the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and letters of credit is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-05- Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU will require an entity to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income, and a total amount for comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses, the entity is required to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income. Also, in both presentation options, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Additionally, this ASU does not change the calculation or presentation of earnings per share. ASU 2011-05 is effective for the first interim or annual period beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. We do not believe these disclosures will have a material impact on PNC.

In May 2011, the FASB issued ASU 2011-04-Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides guidance to clarify the concept of valuation premise and highest and best use, how a principal market is determined, and the application of the fair value measurement of instruments with offsetting market or counterparty credit risks. It also extends the prohibition on blockage factors to all fair value hierarchy levels. This ASU will require additional disclosures for the following: (1) quantitative information about the significant unobservable inputs used in all Level 3 financial instruments, (2) the valuation processes used by the reporting entity as well as a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs, (3) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use if the fair value of the asset is reported, (4) the categorization by level of the fair value hierarchy for items that are not measured at fair value in financial statements and (5) any transfers between Level 1 and 2 and the reason for those transfers. ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. PNC is currently evaluating the impact of this ASU.

In April 2011, the FASB issued ASU 2011- 03– Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control have not been changed by this ASU. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this new guidance is not expected to have a material effect on our results of operations or financial position.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies when a loan modification constitutes a troubled debt restructuring (TDR). This ASU (1) eliminates the sole use of the borrower’s effective interest rate test to determine if a concession has occurred on the part of the creditor, (2) requires a modification with below market terms to be considered in determining classification as a TDR, (3) specifies that a borrower not currently in default may still be experiencing financial difficulty when payment default is “probable in the foreseeable future,” and (4) specifies that a delay in payment should be considered along with all other factors in determining classification as a TDR. The ASU guidance is effective for interim and annual periods beginning after June 15, 2011 and is to be applied retrospectively to the beginning of the annual period of adoption. PNC is currently evaluating the impact of this ASU.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU requires purchases, sales, issuances and settlements to be reported separately in the Level 3 fair value measurement rollforward beginning with the first quarter 2011 reporting. See Note 8 Fair Value for additional information.

In July 2010, the FASB issued ASU 2010-20 – Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. While the majority of the disclosures within this ASU were already required to be adopted and included in the 2010 Form 10-K, required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosures for earlier reporting periods that ended before initial adoption is encouraged. Comparative disclosures for those reporting periods ending after initial adoption are required. See Note 5 Asset Quality and

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information. The effective date for disclosures related to troubled debt restructurings required by ASU 2010-20 was deferred by ASU 2011-01 – Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which was issued in January 2011. The disclosures were deferred until the FASB had completed ASU 2011-02. The TDR disclosures are effective for interim and annual periods beginning after June 15, 2011.

NOTE 2 ACQUISITION AND DIVESTITURE ACTIVITY

PENDING ACQUISITION OF RBC BANK (USA)

On June 19, 2011, we entered into a definitive agreement with Royal Bank of Canada and RBC USA Holdco Corporation to acquire RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada, for $3.45 billion. This purchase price is subject to post-closing adjustments based on the closing date tangible net asset value of RBC Bank (USA), as defined in the definitive agreement. Under the terms of the agreement, PNC has the option to pay a portion of the purchase price using shares of PNC common stock. The amount of PNC common stock, if any, issued to Royal Bank of Canada at closing may not exceed the lesser of $1.0 billion of such shares (according to a weighted average valuation of such shares prior to closing) or 4.9% of the total number of shares of PNC common stock issued and outstanding immediately following closing. PNC has also agreed to acquire certain credit card accounts of RBC Bank (USA) customers issued by RBC Bank (Georgia), National Association, a wholly-owned subsidiary of Royal Bank of Canada.

RBC Bank (USA) has approximately $25 billion in “proforma” assets as reflected in the definitive agreement to be included in the transaction and 424 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The transaction is expected to close in March 2012, subject to customary closing conditions, including regulatory approvals.

PENDING ACQUISITION OF FLAGSTAR BRANCHES

On July 26, 2011, PNC signed a definitive agreement to acquire 27 branches in metropolitan Atlanta, Georgia from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc., and assume approximately $240 million of deposits associated with these branches based on balances as of June 30, 2011. Under the agreement, PNC will purchase 21 branches and lease 6 branches located in a seven-county area primarily north of Atlanta. Acquired real estate and fixed assets associated with the branches will be purchased for net book value, or approximately $42 million. No deposit premium will be paid and no loans will be acquired in the transaction, which is expected to close in December 2011, subject to customary closing conditions, including regulatory approvals.

BANKATLANTIC BRANCH ACQUISITION

Effective June 6, 2011, we acquired 19 branches from BankAtlantic adding approximately $325 million of assets to our Consolidated Balance sheet, including $257 million in cash and $41 million of goodwill. In addition, we added $324 million of deposits in connection with this acquisition. Our Consolidated Income Statement includes the impact of the branch activity subsequent to our June 6, 2011 acquisition.

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

NOTE 3 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

LOAN SALE AND SERVICING ACTIVITIES

We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-Agency securitization, and whole-loan sale transactions. Agency securitizations consist of securitization transactions with Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National

Mortgage Association (GNMA) (collectively the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through special purpose entities (SPEs) they sponsor. We, as an authorized GNMA issuer/servicer, pool Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) insured loans into mortgage-backed securities for sale into the secondary market. In Non-Agency securitizations, we have transferred loans into securitization SPEs. In other instances third-party investors have purchased (in whole-loan sale transactions) and subsequently sold our loans into securitization SPEs. Third-party investors have also purchased our loans in whole-loan sale transactions. Securitization SPEs, which are legal entities that are utilized in the Agency and Non-Agency securitization transactions, are VIEs.

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

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize the loan and a corresponding liability on the balance sheet regardless of our intent to repurchase the loan. At June 30, 2011 and December 31, 2010, the balance of our ROAP asset and liability totaled $272 million and $336 million, respectively.

Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – June 30, 2011
Servicing portfolio (c)	$124,765	$163,240	$5,810
Carrying value of servicing assets (d)	996	592	1
Servicing advances	525	451	6
Servicing deposits	2,072	3,700	40
Repurchase and recourse obligations (e)	95	55	55
Carrying value of mortgage-backed securities held (f)	1,688	1,973
FINANCIAL INFORMATION – December 31, 2010
Servicing portfolio (c)	$125,806	$162,514	$6,041
Carrying value of servicing assets (d)	1,033	665	2
Servicing advances	533	415	21
Servicing deposits	2,661	3,537	61
Repurchase and recourse obligations (e)	144	54	150
Carrying value of mortgage-backed securities held (f)	2,171	1,875

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended June 30, 2011
Sales of loans (g)	$3,144	$421
Repurchases of previously transferred loans (h)	365		$8
Contractual servicing fees received	87	44	6
Servicing advances recovered/(funded), net	(22)	(1)
Cash flows on mortgage-backed securities held (f)	107	80
CASH FLOWS – Three months ended June 30, 2010
Sales of loans (g)	$2,296	$636
Repurchases of previously transferred loans (h)	465		$6
Contractual servicing fees received	107	71	7
Servicing advances recovered/(funded), net	174	57	3
Cash flows on mortgage-backed securities held (f)	148	167
CASH FLOWS – Six months ended June 30, 2011
Sales of loans (g)	$6,529	$904
Repurchases of previously transferred loans (h)	809		$30
Contractual servicing fees received	177	87	12
Servicing advances recovered/(funded), net	8	(36)	15
Cash flows on mortgage-backed securities held (f)	258	177
CASH FLOWS – Six months ended June 30, 2010
Sales of loans (g)	$4,226	$978
Repurchases of previously transferred loans (h)	1,206		$7
Contractual servicing fees received	216	126	14
Servicing advances recovered/(funded), net	60	2	9
Cash flows on mortgage-backed securities held (f)	290	204
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity business in which PNC is no longer engaged. See Note 17 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(e)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Distressed Assets Portfolio segments, and our multifamily commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 17 Commitments and Guarantees for further information.
(f)	Represents securities held where PNC transferred to and/or serviced loans for a securitization SPE and we hold securities issued by that SPE.
(g)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(h)	Includes repurchases of insured loans, government guaranteed loans, and loans repurchased through the exercise of our ROAP option.

VARIABLE INTEREST ENTITIES (VIES)

As discussed in our 2010 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of June 30, 2011 and December 31, 2010.

Consolidated VIEs – Carrying Value (a)

June 30, 2011 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$4	$4
Interest-earning deposits with banks			9	9
Investment securities	$317			317
Loans	3,010	$1,964		4,974
Allowance for loan and lease losses		(105)		(105)
Equity investments			1,332	1,332
Other assets	421	8	606	1,035
Total assets	$3,748	$1,867	$1,951	$7,566
Liabilities
Other borrowed funds	$3,339	$287	$233	$3,859
Accrued expenses		31	98	129
Other liabilities	417		407	824
Total liabilities	$3,756	$318	$738	$4,812

December 31, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$2	$2
Interest-earning deposits with banks		$284	4	288
Investment securities	$192			192
Loans	2,520	2,125		4,645
Allowance for loan and lease losses		(183)		(183)
Equity investments			1,177	1,177
Other assets	271	9	396	676
Total assets	$2,983	$2,235	$1,579	$6,797
Liabilities
Other borrowed funds	$2,715	$523	$116	$3,354
Accrued expenses		9	79	88
Other liabilities	268		188	456
Total liabilities	$2,983	$532	$383	$3,898
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts primarily represent Low Income Housing Tax Credit (LIHTC) investments.

Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
June 30, 2011
Market Street	$4,513	$4,517
Credit Card Securitization Trust	1,902	475
Tax Credit Investments (b)	1,958	775

December 31, 2010
Market Street	$3,584	$3,588
Credit Card Securitization Trust	2,269	1,004
Tax Credit Investments (b)	1,590	420
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs – Carrying Value” table as amounts in the preceding table reflect the elimination of intercompany assets and liabilities.
(b)	Amounts primarily represent LIHTC investments.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
June 30, 2011
Tax Credit Investments (a)	$4,550	$2,488	$924	$924	(c)	$399	(d)
Commercial Mortgage-Backed Securitizations (b)	74,727	74,727	2,200	2,200	(e)
Residential Mortgage-Backed Securitizations (b)	35,729	35,729	1,712	1,710	(e)	2	(d)
Collateralized Debt Obligations	16		1	1	(c)
Total	$115,022	$112,944	$4,837	$4,835		$401

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2010
Tax Credit Investments (a)	$4,086	$2,258	$782	$782	(c)	$301	(d)
Commercial Mortgage-Backed Securitizations (b)	79,142	79,142	2,068	2,068	(e)
Residential Mortgage-Backed Securitizations (b)	42,986	42,986	2,203	2,199	(e)	4	(d)
Collateralized Debt Obligations	18		1	1	(c)
Total	$126,232	$124,386	$5,054	$5,050		$305
(a)	Amounts primarily represent LIHTC investments. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired partnerships.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.

MARKET STREET

Market Street Funding LLC (Market Street) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted average commercial paper cost of funds. During 2010 and the first six months of 2011, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and all of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Through these arrangements, PNC Bank, N.A. has the power to direct the activities of the SPE that most significantly affect its economic performance and these arrangements expose PNC Bank, N.A. to expected losses or residual returns that are significant to Market Street.

The commercial paper obligations at June 30, 2011 and December 31, 2010 were supported by Market Street’s assets. While PNC Bank, N.A. may be obligated to fund under the $7.2 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower such as by the over-collateralization of the assets or by another third party in the form of deal-specific credit enhancement. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC Bank, N.A. would be required to fund $1.4 billion of the liquidity facilities regardless of whether the underlying assets are in default. Market Street creditors have no direct recourse to PNC Bank, N.A.

PNC Bank, N.A. provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC Bank, N.A. provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in June 2016. At June 30, 2011, $750 million was outstanding on this facility. This amount is eliminated in PNC’s Consolidated Balance Sheet as we consolidate Market Street. We are not required to nor have we provided additional financial support to the SPE.

CREDIT CARD SECURITIZATION TRUST

We are the sponsor of several credit card securitizations facilitated through a trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment. At June 30, 2011, only Series 2007-1 issued by the SPE was outstanding. Series 2006-1 and 2008-3 were paid off during the first and second quarters of 2011, respectively.

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

RESIDENTIAL AND COMMERCIAL MORTGAGE-BACKED SECURITIZATIONS

In connection with each Agency and Non-Agency securitization discussed above, we evaluate each SPE utilized in these transactions for consolidation. In performing these assessments, we evaluate our level of continuing involvement in these transactions as the nature of our involvement ultimately determines whether or not we hold a variable interest and/or are the primary beneficiary of the SPE. Factors we consider in our consolidation assessment include the significance of (1) our role as servicer, (2) our holdings of mortgage-backed securities issued by the securitization SPE, and (3) the rights of third-party variable interest holders.

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our repurchase and recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At June 30, 2011, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our repurchase and recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

Loans Outstanding

In millions	June 30 2011	December 31 2010
Commercial lending
Commercial	$58,620	$55,177
Commercial real estate	16,319	17,934
Equipment lease financing	6,210	6,393
TOTAL COMMERCIAL LENDING	81,149	79,504
Consumer lending
Home equity	33,379	34,226
Residential real estate	14,982	15,999
Credit card	3,754	3,920
Other	17,055	16,946
TOTAL CONSUMER LENDING	69,170	71,091
Total loans (a) (b)	$150,319	$150,595
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.5 billion and $2.7 billion at June 30, 2011 and December 31, 2010, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

At June 30, 2011, we pledged $18.0 billion of commercial loans to the Federal Reserve Bank and $31.8 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2010 were $12.6 billion and $32.4 billion, respectively.

Net Unfunded Credit Commitments

In millions	June 30 2011	December 31 2010
Commercial and commercial real estate	$62,834	$59,256
Home equity lines of credit	18,994	19,172
Credit card	15,206	14,725
Other	2,757	2,652
Total (a)	$99,791	$95,805
(a)	Excludes standby letters of credit. See Note 17 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At June 30, 2011, commercial commitments reported above exclude $18.5 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2010 was $16.7 billion.

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

NOTE 5 ASSET QUALITY AND ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Asset Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates are a key indicator, among other considerations, of credit risk within the loan portfolios. The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale and purchased impaired loans.

The level of nonperforming assets represents another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, TDRs, and other real estate owned (OREO) and foreclosed assets, but exclude loans held for sale, purchased impaired loans and loans accounted for under the fair value option. See Note 6 Purchased Impaired Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The following tables display the delinquency status of our loans and our nonperforming assets at June 30, 2011 and December 31, 2010.

Age Analysis of Past Due Accruing Loans

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (a)	Nonperforming Loans	Purchased Impaired	Total Loans
June 30, 2011
Commercial	$57,140	$149	$75	$42	$266	$1,047	$167	$58,620
Commercial real estate	13,518	98	71	12	181	1,667	953	16,319
Equipment lease financing	6,163	9	2	1	12	35		6,210
Residential real estate (b)	8,493	324	187	2,071	2,582	666	3,241	14,982
Home equity	29,651	141	91	182	414	421	2,893	33,379
Credit card	3,639	39	23	45	107	8		3,754
Other consumer (c)	16,445	185	104	293	582	26	2	17,055
Total	$135,049	$945	$553	$2,646	$4,144	$3,870	$7,256	$150,319
Percentage of total loans	89.84%	.63%	.37%	1.76%	2.76%	2.57%	4.83%	100.00%
December 31, 2010
Commercial	$53,273	$251	$92	$59	$402	$1,253	$249	$55,177
Commercial real estate	14,713	128	62	43	233	1,835	1,153	17,934
Equipment lease financing	6,276	37	2	1	40	77		6,393
Residential real estate (b)	9,150	331	225	2,121	2,677	818	3,354	15,999
Home equity	30,334	159	91	174	424	448	3,020	34,226
Credit card	3,765	46	32	77	155			3,920
Other consumer (c)	16,312	260	101	234	595	35	4	16,946
Total	$133,823	$1,212	$605	$2,709	$4,526	$4,466	$7,780	$150,595
Percentage of total loans	88.86%	.81%	.40%	1.80%	3.01%	2.97%	5.16%	100.00%
(a)	Past due loan amounts exclude purchased impaired loans as they are considered performing loans due to the accretion of interest income.
(b)	Past due loan amounts at June 30, 2011, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.9 billion for 90 days or more past due. Past due loan amounts at December 31, 2010, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $2.0 billion for 90 days or more past due.
(c)	Past due loan amounts at June 30, 2011, include government insured or guaranteed other consumer loans, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2010, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.2 billion for 90 days or more past due.

Nonperforming Assets

Dollars in millions	June 30, 2011	December 31, 2010
Nonperforming loans
Commercial	$1,047	$1,253
Commercial real estate	1,667	1,835
Equipment lease financing	35	77
TOTAL COMMERCIAL LENDING	2,749	3,165
Consumer (a)
Home equity	421	448
Residential real estate (b)	666	818
Credit card (c)	8
Other consumer	26	35
TOTAL CONSUMER LENDING	1,121	1,301
Total nonperforming loans (d)	3,870	4,466
OREO and foreclosed assets
Other real estate owned (OREO) (e)	546	589
Foreclosed and other assets	65	68
TOTAL FORECLOSED AND OTHER ASSETS	611	657
Total nonperforming assets	$4,481	$5,123
Nonperforming loans to total loans	2.57%	2.97%
Nonperforming assets to total loans, OREO and foreclosed assets	2.97	3.39
Nonperforming assets to total assets	1.70	1.94

(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Effective in 2011, nonperforming residential real estate excludes loans of $85 million accounted for under the fair value option as of June 30, 2011. The comparable balance at December 31, 2010 was not material.
(c)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due, rather than being excluded and charged off at 180 days past due.
(d)	Nonperforming loans do not include purchased impaired loans or loans held for sale.
(e)	Other real estate owned excludes $273 million and $178 million at June 30, 2011, and December 31, 2010, respectively, related to serviced loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Troubled Debt Restructurings (TDRs)

Nonperforming loans also include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies for additional information. TDRs typically result from our loss mitigation activities and could include interest rate reductions, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. We typically do not forgive principal for our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent it was not done so prior to modification. Government insured or guaranteed/held for sale loans, purchased impaired loans and loans accounted for under the fair value option are not classified as TDRs. Consumer loans modified in the second quarter of 2011 that are government insured or guaranteed/held for sale totaling $194 million are not classified as TDRs.

Total nonperforming loans in the table above include TDRs of $845 million at June 30, 2011 and $784 million at December 31, 2010. TDRs returned to performing (accrual) status totaled $752 million and $543 million at June 30, 2011 and December 31, 2010, respectively, and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. At June 30, 2011 and December 31, 2010, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial. The following table provides a summary of TDRs by segment and performing status.

Troubled Debt Restructurings By Type

In millions	June 30 2011	Dec. 31 2010
Total consumer lending	$1,614	$1,422
Total commercial lending	305	236
Total TDRs	$1,919	$1,658
Nonperforming status	$845	$784
Accrual status	752	543
Credit card (a)	322	331
Total TDRs	$1,919	$1,658
(a)	Credit cards and certain consumer small business and other credit agreements whose terms have been modified primarily through interest rate reductions are also classified as TDRs. However, these loans are excluded from nonperforming loans since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance. As such, generally under modified terms, these loans are directly charged off in the period that they become 120 to 180 days past due.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, or foreclosed and sold. We held specific reserves in the ALLL for the TDR portfolio of $577 million and $509 million at June 30, 2011, and December 31, 2010, respectively.

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

As with the commercial class, a formal schedule of periodic review is performed to assess geographic, product and loan type concentrations, in addition to industry risk and market and economic concerns. Often as a result of these overviews, more in-depth reviews and increased scrutiny is placed on areas of higher risk, adverse changes in risk ratings, deteriorating operating trends, and/or areas that concern management. The goal of these reviews is to assess risk and take actions to mitigate our exposure to such risks.

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

Commercial Purchased Impaired Loans Class

The credit impacts of purchased impaired loans are primarily determined through the estimation of expected cash flows. Commercial cash flow estimates are influenced by a number of credit related items, which include but are not limited to: changes in estimated collateral value, receipt of additional collateral, secondary trading prices, circumstances of possible and/or ongoing liquidation, capital availability, business operations and payment patterns.

We attempt to proactively manage these factors by using various procedures that are customized to the risk of a given loan. These procedures include a review by our Special Asset Committee (SAC), ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

See Note 6 Purchased Impaired Loans for additional information.

Commercial Lending Asset Quality Indicators

		Criticized Commercial Loans
In millions	Pass Rated (a)	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
June 30, 2011
Commercial	$52,966	$1,771	$3,410	$306	$58,453
Commercial real estate	10,412	1,141	3,443	369	15,365
Equipment lease financing	5,969	101	120	20	6,210
Purchased impaired loans	98	79	747	197	1,121
Total commercial lending (e)	$69,445	$3,092	$7,720	$892	$81,149
December 31, 2010
Commercial	$48,556	$1,926	$3,883	$563	$54,928
Commercial real estate	11,014	1,289	3,914	564	16,781
Equipment lease financing	6,121	64	162	46	6,393
Purchased impaired loans	106	35	883	378	1,402
Total commercial lending (e)	$65,797	$3,314	$8,842	$1,551	$79,504
(a)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.
(b)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant adverse classification at this time.
(c)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(d)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(e)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.

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

At least annually, we obtain updated property valuations on the real estate secured loans. For open credit lines secured by real estate or facilities in regions experiencing significant declines in property values, more frequent valuations may occur. The property values are monitored to determine LTV migration and those LTV migrations are stratified within various markets. We continue to enhance our capabilities in this area, which may result in more frequent valuations and analysis.

Delinquency Rates: We monitor levels of delinquency rates for residential real estate and home equity loans.

Geography: Geographic concentrations are monitored to evaluate and manage exposures. Loan purchase programs are sensitive to, and focused within, certain regions to manage geographic exposures and associated risks.

A combination of FICO scores, LTV ratios and geographic location assigned to residential real estate and home equity loans are used to estimate the likelihood of loss for that loan at the reporting date. Loans with higher FICO scores and lower LTVs tend to have the lower likelihood of loss. Conversely, loans with lower FICO scores, higher LTVs, and in certain geographic locations tend to have a higher likelihood of loss. Certain geographic distribution information of our higher risk real estate secured portfolio is presented in the footnotes to the table below.

Consumer Higher Risk Real Estate Secured Asset Quality Indicators

	Higher Risk Loans (a)		All Other Loans		Home Equity and Residential Real Estate Loans
Dollars in millions	Amount	% of Total Loans	Amount	% of Total Loans	Amount
June 30, 2011
Home equity (b)	$987	3%	$32,392	97%	$33,379
Residential real estate (c)	538	4%	14,444	96%	14,982
Total (d)	$1,525	3%	$46,836	97%	$48,361
December 31, 2010
Home equity (b)	$1,203	4%	$33,023	96%	$34,226
Residential real estate (c)	671	4%	15,328	96%	15,999
Total (d)	$1,874	4%	$48,351	96%	$50,225
(a)	Higher risk loans are defined as loans with both a recent FICO credit score of less than or equal to 660 and a LTV ratio greater than or equal to 90%. Higher risk loans exclude loans held for sale and government insured or guaranteed loans.
(b)	Within the higher risk home equity class at June 30, 2011, approximately 11% were in some stage of delinquency and 6% were in late stage (90+ days) delinquency status. The majority of the June 30, 2011 balance related to higher risk home equity loans is geographically distributed throughout the following areas: Pennsylvania 30%, Ohio 13%, New Jersey 11%, Illinois 7%, and Michigan 6%. All other states, none of which comprise more than 5%, make up the remainder of the balance. At December 31, 2010, approximately 10% were in some stage of delinquency and 6% were in late stage (90+ days) delinquency status. The majority of the December 31, 2010 balance related to higher risk home equity loans is geographically distributed throughout the following areas: Pennsylvania 28%, Ohio 13%, New Jersey 11%, Illinois 7%, Michigan 6%, and Kentucky 5%. All other states, none of which comprise more than 4% make up the remainder of the balance.
(c)	Within the higher risk residential real estate class at June 30, 2011, approximately 43% were in some stage of delinquency and 34% were in late stage (90+ days) delinquency status. The majority of the June 30, 2011 balance related to higher risk residential real estate loans is geographically distributed throughout the following areas: California 23%, Illinois 13%, Florida 11%, Ohio 5%, and Pennsylvania 5%. All other states, none of which comprise more than 4%, make up the remainder of the balance. At December 31, 2010, approximately 49% were in some stage of delinquency and 38% were in late stage (90+ days) delinquency status. The majority of the December 31, 2010 balance related to higher risk residential real estate loans is geographically distributed throughout the following areas: California 23%, Florida 11%, Illinois 11%, and Maryland 8%. All other states, none of which comprise more than 5%, make up the remainder of the balance.
(d)	Total loans include purchased impaired loans of $6.1 billion at June 30, 2011 and $6.4 billion at December 31, 2010.

In addition to the higher risk asset quality indicators above, we regularly monitor the portions of the real estate secured portfolio where LTVs are greater than 100%. The following table presents these balances, as well as the percentage of the applicable home equity or residential real estate loan classes.

Consumer Real Estate Secured High LTVs

	Loans with LTV > 100%
Dollars in millions	Amount	% of Total Loan Class
June 30, 2011
Home equity	$262	1%
Residential real estate	1,066	7%
Total	$1,328	3%
December 31, 2010
Home equity	$285	1%
Residential real estate	1,331	8%
Total	$1,616	3%

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

Consumer Purchased Impaired Loans Class

Estimates of the expected cash flows primarily determine the credit impacts of consumer purchased impaired loans. Consumer cash flow estimates are influenced by a number of credit related items, which include, but are not limited to, estimated real estate values, payment patterns, FICO scores, economic environment, LTV ratios and the date of origination. These key factors are monitored regularly to help ensure that concentrations of risk are mitigated and cash flows are maximized.

See Note 6 Purchased Impaired Loans for additional information.

Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
June 30, 2011
FICO score greater than 719	$1,917	52%	$4,806	62%
650 to 719	1,069	28	1,905	25
620 to 649	190	5	316	4
Less than 620	306	8	491	6
No FICO score available or required (c)	272	7	223	3
Total loans using FICO credit metric	3,754	100%	7,741	100%
Other internal credit metrics (b)			9,314
Total loan balance	$3,754		$17,055
Weighted average current FICO score (d)		720		732
December 31, 2010
FICO score greater than 719	$1,895	48%	$4,135	58%
650 to 719	1,149	29	1,984	28
620 to 649	183	5	295	4
Less than 620	424	11	652	9
No FICO score available or required (c)	269	7	81	1
Total loans using FICO credit metric	3,920	100%	7,147	100%
Other internal credit metrics (b)			9,799
Total loan balance	$3,920		$16,946
Weighted average current FICO score (d)		709		713

(a)	At June 30, 2011, we had $46 million of credit card loans that are higher risk (i.e., loans with both FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the June 30, 2011 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 23%, Michigan 18%, Pennsylvania 16%, Illinois 9%, and Indiana 8%. All other states, none of which comprise more than 6%, make up the remainder of the balance. At December 31, 2010, we had $70 million of credit card loans that are higher risk. The majority of the December 31, 2010 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 20%, Michigan 14%, Pennsylvania 14%, Illinois 8%, and Indiana 7%. All other states, none of which comprise more than 5%, make up the remainder of the balance.
(b)	Other consumer loans for which FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted average current FICO score excludes accounts with no FICO score available or required.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain the ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We use the two main portfolio segments – Commercial Lending and Consumer Lending – and we develop and document the ALLL under separate methodologies for each of these segments as further discussed and presented below.

Allowance for Loan and Lease Losses Components

For all loans, except purchased impaired loans, the ALLL is the sum of three components: (1) asset specific/individual impaired reserves, (2) quantitative (formulaic or pooled) reserves, and (3) qualitative (judgmental) reserves. See Note 6 Purchased Impaired Loans for additional ALLL information. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are constantly changing as the financial strength of the borrower and overall economic conditions change, there were no significant changes to our ALLL methodology during the first six months of 2011.

Asset Specific/Individual Component

Commercial nonperforming loans and all TDRs are considered impaired and are allocated a specific reserve. See Note 1 Accounting Policies for additional information.

Commercial Lending Quantitative Component

The estimates of the quantitative component of ALLL for incurred losses within the commercial lending portfolio segment are determined through a statistical loss model utilizing PD, LGD, and EAD. Based upon loan risk ratings we assign PDs and LGDs. Each of these statistical parameters is determined based on historical data and observable factors including those pertaining to specific borrowers that have proven to be statistically significant in the estimation of incurred losses. PD is influenced by such factors as liquidity, industry, obligor financial structure, access to capital, and cash flow. LGD is influenced by collateral type, LTV, and guarantees by related parties.

Consumer Lending Quantitative Component

Quantitative estimates within the consumer lending portfolio segment are calculated using a roll-rate model based on statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off. In general, the estimated rates at which loan outstandings roll from one stage of delinquency to another are dependent on various factors such as FICO scores, LTV ratios, the current economic environment, and geography.

Qualitative Component

While our quantitative reserve methodologies strive to reflect all risk factors, there continues to be a certain element of uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We adjust the ALLL in consideration of these factors. The ALLL also includes factors that may not be directly measured in the determination of asset specific or quantitative reserves. Such qualitative factors include:

•	Credit quality trends;
•	Loss experience in particular portfolios;
•	Macro economic factors; and
•	Changes in risk selection and underwriting standards.

Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
June 30, 2011
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$2,567	$2,320	$4,887
Charge-offs	(671)	(587)	(1,258)
Recoveries	242	69	311
Net charge-offs	(429)	(518)	(947)
Provision for credit losses	242	459	701
Net change in allowance for unfunded loan commitments and letters of credit	11	(25)	(14)
June 30	$2,391	$2,236	$4,627
TDRs individually evaluated for impairment	$27	$550	$577
Other loans individually evaluated for impairment	705		705
Loans collectively evaluated for impairment	1,382	1,014	2,396
Purchased impaired loans	277	672	949
June 30	$2,391	$2,236	$4,627
LOAN PORTFOLIO
TDRs individually evaluated for impairment	$305	$1,614	$1,919
Other loans individually evaluated for impairment	2,445		2,445
Loans collectively evaluated for impairment	77,279	61,420	138,699
Purchased impaired loans	1,120	6,136	7,256
June 30	$81,149	$69,170	$150,319
Segment ALLL as a percentage of total ALLL	51.67%	48.33%	100.00%
Ratio of the allowance for loan and lease losses to total loans	2.95%	3.23%	3.08%
June 30, 2010
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$3,345	$1,727	$5,072
Charge-offs	(1,052)	(760)	(1,812)
Recoveries	211	70	281
Net charge-offs	(841)	(690)	(1,531)
Provision for credit losses	665	909	1,574
Adoption of ASU 2009-17, Consolidations		141	141
Other	2		2
Net change in allowance for unfunded loan commitments and letters of credit	78		78
June 30	$3,249	$2,087	$5,336
TDRs individually evaluated for impairment	$14	$145	$159
Other loans individually evaluated for impairment	987		987
Loans collectively evaluated for impairment	1,903	1,428	3,331
Purchased impaired loans	345	514	859
June 30	$3,249	$2,087	$5,336
LOAN PORTFOLIO
TDRs individually evaluated for impairment	$54	$775	$829
Other loans individually evaluated for impairment	3,736		3,736
Loans collectively evaluated for impairment	75,831	64,819	140,650
Purchased impaired loans	1,605	7,522	9,127
June 30	$81,226	$73,116	$154,342
Segment ALLL as a percentage of total ALLL	60.89%	39.11%	100.00%
Ratio of the allowance for loan and lease losses to total loans	4.00%	2.85%	3.46%

Originated Impaired Loans

Originated impaired loans include commercial nonperforming loans and certain consumer, residential, and commercial loans whose terms have been modified in a TDR, regardless of nonperforming status. Nonperforming leases, loans held for sale, smaller balance homogeneous type loans, as well as purchased impaired loans are excluded. See Note 6 Purchased Impaired Loans for additional information. Nonperforming equipment lease financing loans of $35 million and $77 million at June 30, 2011, and December 31, 2010, respectively, are excluded from originated impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on originated impaired loans, including TDRs that have not returned to performing status, while they were impaired during the six months ended June 30, 2011 and June 30, 2010. The following table provides further detail on originated impaired loans individually evaluated for reserves and the associated ALLL. Certain commercial impaired loans do not have a related allowance as the valuation of these impaired loans exceeded the recorded investment.

Originated Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
June 30, 2011
Impaired loans with an associated allowance
Commercial	$1,309	$925	$317	$1,079
Commercial real estate	1,698	1,224	415	1,386
Residential real estate	630	570	202	540
Home equity	751	716	267	670
Credit card	289	289	75	292
Other consumer	39	39	6	35
Total impaired loans with an associated allowance	$4,716	$3,763	$1,282	$4,002
Impaired loans without an associated allowance
Commercial	$238	$121		$89
Commercial real estate	668	480		428
Total impaired loans without an associated allowance	$906	$601		$517
Total impaired loans	$5,622	$4,364	$1,282	$4,519
December 31, 2010
Impaired loans with an associated allowance
Commercial	$1,769	$1,178	$410	$1,533
Commercial real estate	1,927	1,446	449	1,732
Residential real estate	521	465	122	309
Home equity	622	622	207	448
Credit card	301	301	149	275
Other consumer	34	34	7	30
Total impaired loans with an associated allowance	$5,174	$4,046	$1,344	$4,327
Impaired loans without an associated allowance
Commercial	$87	$75		$90
Commercial real estate	525	389		320
Total impaired loans without an associated allowance	$612	$464		$410
Total impaired loans	$5,786	$4,510	$1,344	$4,737
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the six months ended June 30, 2011, and year ended December 31, 2010.
(b)	Associated allowance amounts include $577 million and $509 million for TDRs at June 30, 2011, and December 31, 2010, respectively.

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable losses on these unfunded credit facilities. See Note 1 Accounting Policies for additional information.

Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2011	2010
January 1	$188	$296
Net change in allowance for unfunded loan commitments and letters of credit	14	(78)
June 30	$202	$218

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

Purchased Impaired Loans

	June 30, 2011		December 31, 2010
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial	$167	$302	$249	$408
Commercial real estate	953	1,084	1,153	1,391
Consumer	2,895	3,745	3,024	4,121
Residential real estate	3,241	3,359	3,354	3,803
Total	$7,256	$8,490	$7,780	$9,723

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

During the first six months of 2011, $135 million of provision and $83 million of charge-offs were recorded on purchased impaired loans. As of June 30, 2011, decreases in the net present value of expected cash flows of purchased impaired loans resulted in an allowance for loan and lease losses of $949 million on $6.9 billion of the impaired loans while the remaining $.4 billion of impaired loans required no allowance as net present value of expected cash flows improved or remained the same. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

Activity for the accretable yield for the first six months of 2011 follows.

Accretable Yield

In millions	2011
January 1	$2,185
Accretion (including cash recoveries)	(467)
Net reclassifications to accretable from non-accretable	592
Disposals	(33)
June 30	$2,277

NOTE 7 INVESTMENT SECURITIES

Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
June 30, 2011
Securities Available for Sale
Debt securities
US Treasury and government agencies	$3,954	$188	$(12)	$4,130
Residential mortgage-backed
Agency	25,126	479	(105)	25,500
Non-agency	7,232	220	(998)	6,454
Commercial mortgage-backed
Agency	1,276	28	(1)	1,303
Non-agency	2,494	63	(12)	2,545
Asset-backed	3,839	37	(191)	3,685
State and municipal	2,281	73	(52)	2,302
Other debt	3,343	111	(12)	3,442
Total debt securities	49,545	1,199	(1,383)	49,361
Corporate stocks and other	306			306
Total securities available for sale	$49,851	$1,199	$(1,383)	$49,667
Securities Held to Maturity
Debt securities
Residential mortgage-backed (agency)	$2,775	$1	$(8)	$2,768
Commercial mortgage-backed
Agency	508		(2)	506
Non-agency	4,027	147	(2)	4,172
Asset-backed	2,063	31	(2)	2,092
State and municipal	8	1		9
Other debt	366		(3)	363
Total securities held to maturity	$9,747	$180	$(17)	$9,910

December 31, 2010

Securities Available for Sale
Debt securities
US Treasury and government agencies	$5,575	$157	$(22)	$5,710
Residential mortgage-backed
Agency	31,697	443	(420)	31,720
Non-agency	8,193	230	(1,190)	7,233
Commercial mortgage-backed
Agency	1,763	40	(6)	1,797
Non-agency	1,794	73	(11)	1,856
Asset-backed	2,780	40	(238)	2,582
State and municipal	1,999	30	(72)	1,957
Other debt	3,992	102	(17)	4,077
Total debt securities	57,793	1,115	(1,976)	56,932
Corporate stocks and other	378			378
Total securities available for sale	$58,171	$1,115	$(1,976)	$57,310
Securities Held to Maturity
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$178	$(4)	$4,490
Asset-backed	2,626	51	(1)	2,676
Other debt	10	1		11
Total securities held to maturity	$6,952	$230	$(5)	$7,177

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related.

The gross unrealized loss on debt securities held to maturity was $17 million at June 30, 2011 and $5 million at December 31, 2010, with $2.3 billion and $.7 billion of positions in a continuous loss position for less than 12 months at June 30, 2011 and December 31, 2010, respectively. The gross unrealized loss and fair value on debt securities held to maturity that were in a continuous loss position for 12 months or more were not significant at both June 30, 2011 and December 31, 2010. The unrealized loss at June 30, 2011 relates primarily to agency residential mortgage-backed securities.

During the second quarter of 2011, we transferred securities with a fair value of $3.4 billion from available for sale to held to maturity. The securities transferred included $2.8 billion of agency residential-mortgage backed securities, $285 million of agency commercial mortgage-backed securities, and $365 million of agency guaranteed other debt securities. We changed our intent and committed to hold these high-quality securities to maturity. The reclassification was made at fair value at the date of transfer, resulting in no impact on net income. Net pretax unrealized gains in accumulated other comprehensive income totaled $40 million at the transfer date and will be accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of a premium.

The following table presents gross unrealized loss and fair value of securities available for sale at June 30, 2011 and December 31, 2010. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive loss.

Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2011
Debt securities
US Treasury and government agencies	$(12)	$232			$(12)	$232
Residential mortgage-backed
Agency	(76)	6,465	$(29)	$841	(105)	7,306
Non-agency	(26)	601	(972)	4,810	(998)	5,411
Commercial mortgage-backed
Agency	(1)	1			(1)	1
Non-agency	(12)	1,178			(12)	1,178
Asset-backed	(6)	819	(185)	722	(191)	1,541
State and municipal	(5)	363	(47)	250	(52)	613
Other debt	(10)	354	(2)	13	(12)	367
Total	$(148)	$10,013	$(1,235)	$6,636	$(1,383)	$16,649
December 31, 2010
Debt securities
US Treasury and government agencies	$(22)	$398			$(22)	$398
Residential mortgage-backed
Agency	(406)	17,040	$(14)	$186	(420)	17,226
Non-agency	(17)	345	(1,173)	5,707	(1,190)	6,052
Commercial mortgage-backed
Agency	(6)	344			(6)	344
Non-agency	(8)	184	(3)	84	(11)	268
Asset-backed	(5)	441	(233)	776	(238)	1,217
State and municipal	(22)	931	(50)	247	(72)	1,178
Other debt	(14)	701	(3)	13	(17)	714
Total	$(500)	$20,384	$(1,476)	$7,013	$(1,976)	$27,397

Evaluating Investments for Other-than-Temporary Impairments

For the securities in the above table, as of June 30, 2011 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

June 30, 2011	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	3-12	5
Remaining collateral expected to default
Prime	1-53%	20%
Alt-A	3-84	43
Loss severity
Prime	20-70%	46%
Alt-A	30-80	60
(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

During the second quarter and first six months of 2011 and 2010, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Credit Losses Recognized in Earnings

	Three months ended June 30		Six months ended June 30
In millions	2011	2010	2011	2010
Available for sale securities:
Non-agency residential mortgage-backed	$(35)	$(81)	$(63)	$(154)
Non-agency commercial mortgage-backed		(3)		(3)
Asset-backed	(4)	(10)	(9)	(53)
Other debt			(1)
Total	$(39)	$(94)	$(73)	$(210)

Summary of OTTI Noncredit Losses Included in Accumulated Other Comprehensive Loss

	Three months ended June 30		Six months ended June 30
In millions	2011	2010	2011	2010
Total	$(34)	$(24)	$(30)	$(148)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended June 30, 2011
March 31, 2011	$(737)	$(6)	$(228)	$(13)	$(984)
Loss where impairment was not previously recognized			(3)		(3)
Additional loss where credit impairment was previously recognized	(35)		(1)		(36)
Reduction due to credit impaired securities sold	11				11
June 30, 2011	$(761)	$(6)	$(232)	$(13)	$(1,012)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended June 30, 2010
March 31, 2010	$(540)	$(6)	$(188)	$(12)	$(746)
Loss where impairment was not previously recognized	(14)	(3)	(6)		(23)
Additional loss where credit impairment was previously recognized	(67)		(4)		(71)
June 30, 2010	$(621)	$(9)	$(198)	$(12)	$(840)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the six months ended June 30, 2011
December 31, 2010	$(709)	$(11)	$(223)	$(12)	$(955)
Loss where impairment was not previously recognized	(3)		(3)	(1)	(7)
Additional loss where credit impairment was previously recognized	(60)		(6)		(66)
Reduction due to credit impaired securities sold	11	5			16
June 30, 2011	$(761)	$(6)	$(232)	$(13)	$(1,012)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the six months ended June 30, 2010
December 31, 2009	$(479)	$(6)	$(145)	$(12)	$(642)
Loss where impairment was not previously recognized	(26)	(3)	(11)		(40)
Additional loss where credit impairment was previously recognized	(128)		(42)		(170)
Reduction due to credit impaired securities sold	12				12
June 30, 2010	$(621)	$(9)	$(198)	$(12)	$(840)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the six months ended June 30
2011	$15,436	$267	$148	$119	$42
2010	14,164	297	60	237	83

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2011.

Contractual Maturity of Debt Securities

June 30, 2011 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
US Treasury and government agencies		$1,694	$1,830	$430	$3,954
Residential mortgage-backed
Agency		7	1,023	24,096	25,126
Non-agency			30	7,202	7,232
Commercial mortgage-backed
Agency		723	479	74	1,276
Non-agency	$33	146	49	2,266	2,494
Asset-backed	68	795	451	2,525	3,839
State and municipal	37	121	312	1,811	2,281
Other debt	156	2,162	504	521	3,343
Total debt securities available for sale	$294	$5,648	$4,678	$38,925	$49,545
Fair value	$298	$5,816	$4,854	$38,393	$49,361
Weighted-average yield, GAAP basis	3.03%	2.67%	3.48%	3.95%	3.75%
Securities Held to Maturity
Residential mortgage-backed (agency)				$2,775	$2,775
Commercial mortgage-backed
Agency			$374	134	508
Non-agency	$137	$47	58	3,785	4,027
Asset-backed	30	1,517	136	380	2,063
State and municipal			5	3	8
Other debt		1	365		366
Total debt securities held to maturity	$167	$1,565	$938	$7,077	$9,747
Fair value	$171	$1,594	$936	$7,209	$9,910
Weighted-average yield, GAAP basis	4.49%	2.02%	3.28%	4.68%	4.11%

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of June 30, 2011:

Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

June 30, 2011
Agency mortgage-backed securities	4.4 years
Non-agency mortgage-backed securities	4.7 years
Agency commercial mortgage-backed securities	4.6 years
Non-agency commercial mortgage-backed securities	2.9 years
Asset-backed securities	3.2 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30, 2011	December 31, 2010
Pledged to others	$23,071	$27,985
Accepted from others:
Permitted by contract or custom to sell or repledge	2,185	3,529
Permitted amount repledged to others	1,083	1,971

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

We characterize active markets as those where transaction volumes are sufficient to provide objective pricing information, with reasonably narrow bid/ask spreads and where dealer quotes received do not vary widely and are based on current information. Inactive markets are typically characterized by low transaction volumes, price quotations that vary substantially among market participants or are not based on current information, wide bid/ask spreads, a significant increase in implied liquidity risk premiums, yields, or performance indicators for observed transactions or quoted prices compared to historical periods, a significant decline or absence of a market for new issuance, or any combination of the above factors. We also consider nonperformance risks including credit risk as part of our valuation methodology for all assets and liabilities measured at fair value.

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

Securities Available for Sale and Trading Securities

Securities accounted for at fair value include both the available for sale and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 52% of our positions, we use prices obtained from pricing services provided by third party vendors. For an additional 11% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. One of the vendors’ prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Management uses various methods and techniques to corroborate prices obtained from pricing services and dealers, including reference to other dealer or market quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. Dealer quotes received are typically non-binding. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include using a discounted cash flow approach or, in certain instances, identifying a proxy security, market transaction or index. For certain security types, primarily non-agency residential securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at June 30, 2011 and December 31, 2010, the relevant pricing service information was the predominant input.

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

Residential Mortgage Servicing Rights

Residential mortgage servicing rights (MSRs) are carried at fair value on a recurring basis. Currently, these residential MSRs do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the precise terms and conditions typically would not be available. Accordingly, management determines the fair value of its residential MSRs using a discounted cash flow model incorporating assumptions about loan prepayment rates, discount rates, servicing costs, and other economic factors. As part of the pricing process, management compares its fair value estimates to third-party opinions of value on a quarterly basis to assess the reasonableness of the fair values calculated by its internal valuation models. Due to the nature of the valuation inputs, residential MSRs are classified as Level 3.

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

Customer Resale Agreements

We have elected to account for structured resale agreements, which are economically hedged using free-standing financial derivatives, at fair value. The fair value for structured resale agreements is determined using a model that includes observable market data such as interest rates as inputs. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market-related data. These instruments are classified as Level 2.

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

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Fair Value Measurements – Summary

	June 30, 2011				December 31, 2010
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$3,692	$438		$4,130	$5,289	$421		$5,710
Residential mortgage-backed
Agency		25,500		25,500		31,720		31,720
Non-agency			$6,454	6,454			$7,233	7,233
Commercial mortgage-backed
Agency		1,303		1,303		1,797		1,797
Non-agency		2,545		2,545		1,856		1,856
Asset-backed		2,734	951	3,685		1,537	1,045	2,582
State and municipal		1,961	341	2,302		1,729	228	1,957
Other debt		3,367	75	3,442		4,004	73	4,077
Total debt securities	3,692	37,848	7,821	49,361	5,289	43,064	8,579	56,932
Corporate stocks and other	306			306	307	67	4	378
Total securities available for sale	3,998	37,848	7,821	49,667	5,596	43,131	8,583	57,310
Financial derivatives (a) (b)
Interest rate contracts	2	5,597	51	5,650		5,502	68	5,570
Other contracts		196	9	205		178	9	187
Total financial derivatives	2	5,793	60	5,855		5,680	77	5,757
Residential mortgage loans held for sale (c)		1,351		1,351		1,878		1,878
Trading securities (d)
Debt (e) (f)	607	1,368	56	2,031	1,348	367	69	1,784
Equity	44			44	42			42
Total trading securities	651	1,368	56	2,075	1,390	367	69	1,826
Residential mortgage servicing rights (g)			996	996			1,033	1,033
Commercial mortgage loans held for sale (c)			856	856			877	877
Equity investments
Direct investments			849	849			749	749
Indirect investments (h)			664	664			635	635
Total equity investments			1,513	1,513			1,384	1,384
Customer resale agreements (i)		813		813		866		866
Loans (j)		235	4	239		114	2	116
Other assets
BlackRock Series C Preferred Stock (k)			426	426			396	396
Other		468	8	476		450	7	457
Total other assets		468	434	902		450	403	853
Total assets	$4,651	$47,876	$11,740	$64,267	$6,986	$52,486	$12,428	$71,900
Liabilities
Financial derivatives (b) (l)
Interest rate contracts		$4,223	$7	$4,230		$4,302	$56	$4,358
BlackRock LTIP			426	426			396	396
Other contracts		196	11	207		173	8	181
Total financial derivatives		4,419	444	4,863		4,475	460	4,935
Trading securities sold short (m)
Debt (e)	$1,804	41		1,845	$2,514	16		2,530
Total trading securities sold short	1,804	41		1,845	2,514	16		2,530
Other liabilities						6		6
Total liabilities	$1,804	$4,460	$444	$6,708	$2,514	$4,497	$460	$7,471
(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Amounts at June 30, 2011 and December 31, 2010 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At June 30, 2011 and December 31, 2010, respectively, the net asset amounts were $1.8 billion and $1.9 billion and the net liability amounts were $.9 billion and $1.1 billion.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $7 million at June 30, 2011 compared with net unrealized losses of $17 million at December 31, 2010.
(e)	Approximately 57% of these securities are residential mortgage-backed agency hybrid securities and 31% are US Treasury and government agencies securities at June 30, 2011.
(f)	At June 30, 2011, $1.0 billion of residential mortgage-backed agency hybrid securities are carried in Trading securities.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and six months ended June 30, 2011 and 2010 follow.

Three Months Ended June 30, 2011

Level 3 Instruments Only In millions		Total realized / unrealized gains or losses for the period (a)							(*) Unrealized gains or losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2011
	Fair Value March 31, 2011	Included in Earnings (*)	Included in other comprehensive income	Purchases	Sales	Issuances	Settlements	Fair Value June 30, 2011
Assets
Securities available for sale
Residential mortgage-backed non-agency	$7,171	$(58)	$(73)	$3	$(280)		$(309)	$6,454	$(35)
Asset-backed	1,024		(11)				(62)	951	(4)
State and municipal	341		1	5			(6)	341
Other debt	73	(1)	2	2	(2)		1	75
Corporate stocks and other	1						(1)
Total securities available for sale	8,610	(59)	(81)	10	(282)		(377)	7,821	(39)
Financial derivatives	50	63		3			(56)	60	63
Trading securities – Debt	60	1					(5)	56
Residential mortgage servicing rights	1,109	(107)				$31	(37)	996	(105)
Commercial mortgage loans held for sale	858	6			(6)		(2)	856	5
Equity investments
Direct investments	794	21		55	(21)			849	20
Indirect investments	663	27		14	(40)			664	29
Total equity investments	1,457	48		69	(61)			1,513	49
Loans	2			2				4
Other assets
BlackRock Series C
Preferred Stock	447	(21)						426	(21)
Other	8							8
Total other assets	455	(21)						434	(21)
Total assets	$12,601	$(69)	$(81)	$84	$(349)	$31	$(477)	$11,740	$(48)
Total liabilities (c)	$476	$(14)			$5		$(23)	$444	$(18)

Three Months Ended June 30, 2010

		Total realized / unrealized gains or losses for the period (a)						(*) Unrealized gains or losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2010
Level 3 Instruments Only In millions	Fair Value March 31, 2010	Included in Earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2010
Assets
Securities available for sale
Residential mortgage- backed non-agency	$7,710	$(46)	$395	$(422)		$(2)	$7,635	$(81)
Commercial mortgage- backed non-agency	3					(3)
Asset-backed	1,187	(10)	61	(88)			1,150	(10)
State and municipal	272	5	(11)	(29)			237
Other debt	83		1	(2)			82
Corporate stocks and other	47						47
Total securities available for sale	9,302	(51)	446	(541)		(5)	9,151	(91)
Financial derivatives	86	6		(7)			85	58
Trading securities – Debt	77	1		(5)			73
Residential mortgage servicing rights	1,271	(288)		(20)			963	(291)
Commercial mortgage loans held for sale	1,041	13		(18)			1,036	14
Equity investments
Direct investments	602	63		(15)			650	58
Indirect investments	606	24		(12)			618	22
Total equity investments	1,208	87		(27)			1,268	80
Other assets
BlackRock Series C Preferred Stock	452	(154)					298
Other	9		(1)	(1)			7
Total other assets	461	(154)	(1)	(1)			305
Total assets	$13,446	$(386)	$445	$(619)		$(5)	$12,881	$(230)
Total liabilities (c)	$494	$(159)		$19	$1		$355	$50
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Six Months Ended June 30, 2011

		Total realized / unrealized gains or losses for the period (a)							(*) Unrealized gains or losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2011
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2010	Included in Earnings (*)	Included in other comprehensive income	Purchases	Sales	Issuances	Settlements	Fair Value June 30, 2011
Assets
Securities available for sale
Residential mortgage- backed non-agency	$7,233	$(64)	$182	$45	(280)		$(662)	$6,454	$(63)
Asset-backed	1,045	(3)	43				(134)	951	(9)
State and municipal	228		3	121			(11)	341
Other debt	73	(2)	4	2	$(3)		1	75	(1)
Corporate stocks and other	4						(4)
Total securities available for sale	8,583	(69)	232	168	(283)		(810)	7,821	(73)
Financial derivatives	77	106		3			(126)	60	90
Trading securities – Debt	69	(3)					(10)	56	(5)
Residential mortgage servicing rights	1,033	(71)		48		$70	(84)	996	(70)
Commercial mortgage loans held for sale	877	(1)			(13)		(7)	856	(1)
Equity investments
Direct investments	749	34		102	(36)			849	31
Indirect investments	635	71		24	(66)			664	71
Total equity investments	1,384	105		126	(102)			1,513	102
Loans	2			2				4
Other assets
BlackRock Series C Preferred Stock	396	30						426	30
Other	7			1				8
Total other assets	403	30		1				434	30
Total assets	$12,428	$97	$232	$348	$(398)	$70	$(1,037)	$11,740	$73
Total liabilities (c)	$460	$50			$8		$(74)	$444	$34

Six Months Ended June 30, 2010

		Total realized / unrealized gains or losses for the period (a)						(*) Unrealized gains or losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2010
Level 3 Instruments Only In millions	Fair Value December 31, 2009	Included in Earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2010
Assets
Securities available for sale
Residential mortgage-backed agency	$5			$(5)
Residential mortgage-backed non-agency	8,302	$(115)	$680	(1,230)		(2)	$7,635	$(154)
Commercial mortgage-backed non-agency	6				$2	$(8)
Asset-backed	1,254	(53)	118	(169)			1,150	(53)
State and municipal	266	5	(17)	(18)	1		237
Other debt	53		4	(4)	29		82
Corporate stocks and other	47		(1)	1			47
Total securities available for sale	9,933	(163)	784	(1,425)	32	(10)	9,151	(207)
Financial derivatives	50	42		(7)			85	76
Trading securities – Debt	89	(3)		(13)			73	(4)
Residential mortgage servicing rights	1,332	(323)		(46)			963	(324)
Commercial mortgage loans held for sale	1,050	22		(36)			1,036	20
Equity investments
Direct investments	595	88		(33)			650	73
Indirect investments	593	41		(16)			618	33
Total equity investments	1,188	129		(49)			1,268	106
Other assets
BlackRock Series C Preferred Stock	486	(184)		(4)			298
Other	23		(4)	(12)			7
Total other assets	509	(184)	(4)	(16)			305
Total assets	$14,151	$(480)	$780	$(1,592)	$32	$(10)	$12,881	$(333)
Total liabilities (c)	$506	$(173)		$21	1		$355	$48
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $47 million for the first six months of 2011 compared with net losses of $307 million for the first six months of 2010. The net losses (realized and unrealized) for the second quarter of 2011 were $55 million compared with net losses of $227 million for the second quarter of 2010. These amounts included net unrealized gains of $39 million for the first six months of 2011 compared with net unrealized losses of $381 million for the first six months of 2010 and net unrealized losses of $30 million and $280 million for the second quarters of 2011 and 2010, respectively. These net gains and losses were included in noninterest income on the Consolidated Income Statement. These amounts also included amortization and accretion of $55 million for the first six months of 2011 compared with $67 million for the first six months of 2010. The second quarter amounts for 2011 and 2010 were $31 million and $35 million, respectively. The amortization and accretion amounts were included in interest income on the Consolidated Income Statement.

During the first six months of 2011 and 2010, no material transfers of assets or liabilities between the hierarchy levels occurred.

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the net book value of the collateral from the borrower’s most recent financial statements if no appraisal is available. If an appraisal is outdated due to changed project or market conditions, or if the net book value is utilized, management applies internal assumptions in determining fair value. The amounts below for loans held for sale represent the carrying value of loans for which adjustments are primarily based on observable market data, management’s internal assumptions or the appraised value of collateral. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial mortgage servicing rights reflect an impairment of three strata at June 30, 2011 and at

December 31, 2010, respectively. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds. The amounts below for long-lived assets held for sale represent the carrying value of the asset for which adjustments are primarily based upon the most recent appraised value or, if the net book value is utilized, management applies internal assumptions in determining fair value.

Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2011	December 31 2010	June 30 2011	June 30 2010	June 30 2011	June 30 2010
Assets
Nonaccrual loans	$339	$429	$(42)	$26	$(81)
Loans held for sale	267	350	(18)	(78)	(18)	$(78)
Equity investments (b)		3
Commercial mortgage servicing rights	575	644	(40)	(14)	(75)	(18)
Other intangible assets		1
Foreclosed and other assets	175	245	(22)	(35)	(42)	(58)
Long-lived assets held for sale	5	25	(1)	(4)	(2)	(13)
Total assets	$1,361	$1,697	$(123)	$(105)	$(218)	$(167)
(a)	All Level 3.
(b)	Includes LIHTC and other equity investments.

Fair Value Option

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the first six months of 2011 and 2010 were not material.

Residential Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in other interest income. Throughout 2010 and the first six months of 2011, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for the first six months of 2011 and 2010 were not material.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in other interest income. Changes in fair value due to instrument-specific credit risk for both the first six months of 2011 and 2010 were not material.

Residential Mortgage-Backed Agency Hybrid Securities

Interest income on securities is reported on the Consolidated Income Statement in interest income.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2011	June 30 2010	June 30 2011	June 30 2010
Assets
Customer resale agreements	$1	$7	$(7)	$8
Residential mortgage-backed agency hybrid securities (b)	(3)		(3)
Commercial mortgage loans held for sale	6	13	(1)	22
Residential mortgage loans held for sale	60	94	108	140
Residential mortgage loans – portfolio	(8)	1	2	3
BlackRock Series C Preferred Stock	(21)	(154)	30	(184)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	These residential mortgage-backed agency hybrid securities are carried as trading securities.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2011
Customer resale agreements	$813	$761	$52
Residential mortgage-backed agency hybrid securities (a)	1,023	852	171
Residential mortgage loans held for sale
Performing loans	1,333	1,286	47
Loans 90 days or more past due	16	21	(5)
Nonaccrual loans	2	4	(2)
Total	1,351	1,311	40
Commercial mortgage loans held for sale (b)
Performing loans	839	981	(142)
Nonaccrual loans	17	25	(8)
Total	856	1,006	(150)
Residential mortgage loans – portfolio
Performing loans	63	80	(17)
Loans 90 days or more past due	85	92	(7)
Nonaccrual loans	91	196	(105)
Total	$239	$368	$(129)
December 31, 2010
Customer resale agreements	$866	$806	$60
Residential mortgage loans held for sale
Performing loans	1,844	1,839	5
Loans 90 days or more past due	33	41	(8)
Nonaccrual loans	1	2	(1)
Total	1,878	1,882	(4)
Commercial mortgage loans held for sale (b)
Performing loans	847	990	(143)
Nonaccrual loans	30	49	(19)
Total	877	1,039	(162)
Residential mortgage loans – portfolio
Performing loans	36	44	(8)
Loans 90 days or more past due	64	67	(3)
Nonaccrual loans	16	31	(15)
Total	$116	$142	$(26)
(a)	These residential mortgage-backed agency hybrid securities are carried as trading securities.
(b)	There were no loans 90 days or more past due within this category at June 30, 2011 or December 31, 2010.

ADDITIONAL FAIR VALUE INFORMATION RELATED TO FINANCIAL INSTRUMENTS

	June 30, 2011		December 31, 2010
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$11,829	$11,829	$9,711	$9,711
Trading securities	2,075	2,075	1,826	1,826
Investment securities	59,414	59,577	64,262	64,487
Loans held for sale	2,679	2,683	3,492	3,492
Net loans (excludes leases)	139,484	142,563	139,316	141,431
Other assets	4,770	4,770	4,664	4,664
Mortgage servicing rights	1,588	1,594	1,698	1,707
Financial derivatives
Designated as hedging instruments under GAAP	1,359	1,359	1,255	1,255
Not designated as hedging instruments under GAAP	4,496	4,496	4,502	4,502
Liabilities
Demand, savings and money market deposits	145,358	145,358	141,990	141,990
Time deposits	36,534	36,870	41,400	41,825
Borrowed funds	35,457	37,617	39,821	41,273
Financial derivatives
Designated as hedging instruments under GAAP	48	48	85	85
Not designated as hedging instruments under GAAP	4,815	4,815	4,850	4,850
Unfunded loan commitments and letters of credit	185	185	173	173

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

Securities

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 56% of our positions, we use prices obtained from pricing services provided by third party vendors. For an additional 10% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. One of the vendors’ prices is set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Management uses various methods and techniques to corroborate prices obtained from pricing services and dealers, including reference to other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. Dealer quotes received are typically non-binding.

NET LOANS AND LOANS HELD FOR SALE

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. For purchased impaired loans, fair value is assumed to equal PNC’s carrying value, which represents the present value of expected future principal and interest cash flows, as adjusted for any ALLL recorded for these loans. See Note 6 Purchased Impaired Loans for additional information. For revolving home equity loans and commercial credit lines, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. Non-accrual loans are valued at their estimated recovery value. Also refer to the Fair Value Measurement and Fair Value Option sections of this Note 8 regarding the fair value of commercial and residential mortgage loans held for sale. Loans are presented net of the ALLL and do not include future accretable discounts related to purchased impaired loans.

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

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $2.4 billion at June 30, 2011 and $2.4 billion as of December 31, 2010, both of which approximate fair value at each date.

MORTGAGE SERVICING ASSETS

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment speeds, discount rates, escrow balances, interest rates, cost to service and other factors.

The key valuation assumptions for commercial and residential mortgage loan servicing assets at June 30, 2011 and December 31, 2010 are included in Note 9 Goodwill and Other Intangible Assets.

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

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first six months of 2011 follow:

Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Residential Mortgage Banking	Total
December 31, 2010	$5,302	$2,728	$62	$14	$43	$8,149
BankAtlantic branch acquisition	35	6				41
Other	(2)	(2)	(1)	(3)		(8)
June 30, 2011	$5,335	$2,732	$61	$11	$43	$8,182
(a)	The Distressed Assets Portfolio business segment does not have any goodwill allocated to it.

Changes in goodwill and other intangible assets during the first six months of 2011 follow:

Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2010	$8,149	$903	$1,701
Additions/adjustments:
BankAtlantic branch acquisition	41	1
Other	(8)
Mortgage and other loan servicing rights			43
Impairment charge			(75)
Amortization		(82)	(79)
June 30, 2011	$8,182	$822	$1,590

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date and are subject to refinement as information relative to the fair values at the date of acquisition becomes available.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	June 30 2011	December 31 2010
Customer-related and other intangibles
Gross carrying amount	$1,524	$1,524
Accumulated amortization	(702)	(621)
Net carrying amount	$822	$903
Mortgage and other loan servicing rights
Gross carrying amount	$2,317	$2,293
Valuation allowance	(115)	(40)
Accumulated amortization	(612)	(552)
Net carrying amount	$1,590	$1,701
Total	$2,412	$2,604

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 1 year to 10 years, with a weighted-average remaining useful life of 9 years.

Amortization expense on existing intangible assets, net of impairment reversal (charge) follows:

Amortization Expense on Existing Intangible Assets, Net (a)

In millions
Six months ended June 30, 2011	$236
Six months ended June 30, 2010	160
Remainder of 2011	129
2012	232
2013	203
2014	211
2015	194
2016	164
(a)	Includes the impact of impairment charges (reversals).

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2011	2010
January 1	$665	$921
Additions (a)	80	48
Sale of servicing rights (b)		(192)
Impairment (charge) reversal	(75)	(18)
Amortization expense	(78)	(37)
June 30	$592	$722
(a)	Additions for the first six months of 2011 included $25 million from loans sold with servicing retained and $55 million from purchases of servicing rights from third parties. Comparable amounts for the first six months of 2010 were $26 million and $22 million.
(b)	Reflects the sale of a duplicative agency servicing operation in 2010.

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

Changes in the residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights

In millions	2011	2010
January 1	$1,033	$1,332
Additions:
From loans sold with servicing retained	70	42
Purchases	48
Changes in fair value due to:
Time and payoffs (a)	(84)	(88)
Other (b)	(71)	(323)
June 30	$996	$963
Unpaid principal balance of loans serviced for others at June 30	$124,765	$137,399
(a)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

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

The fair value of these MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The fair value of residential and commercial MSRs and significant inputs to the valuation model as of June 30, 2011 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses a third party model to estimate future residential mortgage loan prepayments and internal proprietary models to estimate future commercial mortgage loan prepayments. These models have been refined based on historical performance of PNC’s managed portfolio, as adjusted for current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Commercial Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	June 30, 2011	December 31, 2010
Fair value	$598	$674
Weighted-average life (years)	6.2	6.3
Weighted-average constant prepayment rate	13%-26%	10%-24%
Decline in fair value from 10% adverse change	$8	$8
Decline in fair value from 20% adverse change	$14	$16
Effective discount rate	6%-8%	7%-9%
Decline in fair value from 10% adverse change	$11	$13
Decline in fair value from 20% adverse change	$23	$26

Residential Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	June 30, 2011	December 31, 2010
Fair value	$996	$1,033
Weighted-average life (years)	6.2	5.8
Weighted-average constant prepayment rate	11.40%	12.61%
Decline in fair value from 10% adverse change	$45	$41
Decline in fair value from 20% adverse change	$87	$86
Spread over forward interest rate swap rates	11.71%	12.18%
Decline in fair value from 10% adverse change	$43	$43
Decline in fair value from 20% adverse change	$83	$83

Revenue from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees, and ancillary fees follows:

Revenue from Mortgage and Other Loan Servicing

In millions	2011	2010
Six months ended June 30	$318	$356
Three months ended June 30	159	174

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

PERPETUAL TRUST SECURITIES

Our perpetual trust securities are described in Note 13 in our 2010 Form 10-K. Our 2010 Form 10-K also includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The Trust III Securities include dividend restriction covenants similar to those described for Trust II Securities.

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

The components of our net periodic pension and post-retirement benefit cost for the first six months of 2011 and 2010 were as follows:

Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended June 30 In millions	2011	2010	2011	2010	2011	2010
Net periodic cost consists of:
Service cost	$21	$28	$1		$3	$1
Interest cost	49	50	4	$4	4	5
Expected return on plan assets	(74)	(71)
Amortization of prior service cost	(2)	(2)			(1)
Amortization of actuarial losses	5	8	1	1
Net periodic cost (benefit)	$(1)	$13	$6	$5	$6	$6

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Six months ended June 30 In millions	2011	2010	2011	2010	2011	2010
Net periodic cost consists of:
Service cost	$47	$51	$2	$1	$4	$2
Interest cost	98	102	7	7	9	10
Expected return on plan assets	(149)	(143)			(1)
Amortization of prior service cost	(3)	(4)				(1)
Amortization of actuarial losses	9	17	2	2
Net periodic cost (benefit)	$2	$23	$11	$10	$12	$11

STOCK-BASED COMPENSATION PLANS

As more fully described in Note 15 Stock-Based Compensation Plans in our 2010 Form 10-K, we have long-

term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of June 30, 2011, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first six months of 2011 and 2010 was $53 million and $48 million, respectively.

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

Option Pricing Assumptions

Weighted-average for the six months ended June 30	2011	2010
Risk-free interest rate	2.8%	2.9%
Dividend yield	0.6	0.7
Volatility	34.7	32.7
Expected life	5.9 yrs.	6.0 yrs.
Grant-date fair value	$22.82	$19.58

Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2010	19,825	$56.36	1,214	$678.09	21,039	$92.25
Granted	833	64.04			833	64.04
Exercised	(151)	46.02			(151)	46.02
Cancelled	(2,331)	74.02	(60)	366.67	(2,391)	81.37
Outstanding at June 30, 2011	18,176	$54.53	1,154	$694.28	19,330	$92.74
Exercisable at June 30, 2011	11,950	$57.79	1,154	$694.28	13,104	$113.86

During the first six months of 2011, we issued 146,462 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

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

Beginning in 2011, we incorporated two changes to certain awards under our existing long-term incentive compensation programs. First, for certain grants of incentive performance units, the future payout amount will be subject to a negative annual adjustment if PNC fails to meet certain risk-related performance metrics. This adjustment is in addition to the existing financial performance metrics relative to our peers. These grants have a three-year performance period and are payable in either stock or a combination of stock and cash. Second, performance-based restricted share units (performance RSUs) were granted in 2011 to certain of our executives in lieu of stock options. These performance RSUs (which are payable solely in stock) have a service condition, an internal risk-related performance condition, and an external market condition. Satisfaction of the performance condition is based on four independent one-year performance periods.

Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
December 31, 2010	363	$56.40	2,250	$49.95
Granted	623	64.21	909	63.98
Vested/Released	(156)	59.54	(416)	58.57
Forfeited			(60)	49.67
June 30, 2011	830	$61.68	2,683	$53.37

In the chart above, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At June 30, 2011, there was $77 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of June 30, 2011, there were 764,091 of these cash-payable restricted share units outstanding.

Nonvested Cash-Payable Restricted Share Unit – Rollforward

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,112
Granted	525
Vested and Released	(547)
Forfeited	(6)
Outstanding at June 30, 2011	1,084	$64,645

NOTE 12 FINANCIAL DERIVATIVES

We use derivative financial instruments (derivatives) primarily to help manage exposure to interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. We also enter into derivatives with customers to facilitate their risk management activities.

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and it is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate (commonly LIBOR), security price, credit spread or other index. Certain contracts and commitments, such as residential and commercial real estate loan commitments associated with loans to be sold, also qualify as derivative instruments.

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

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow June 30, 2011, we expect to reclassify from the amount currently reported in accumulated other comprehensive income net derivative gains of $391 million pretax, or $254 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge dedesignations, and the addition of other hedges subsequent to June 30, 2011. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow June 30, 2011, we expect to reclassify from the amount currently reported in accumulated other comprehensive loss, net derivative gains of $25 million pretax, or $16 million after-tax, as adjustments of yield on investment securities. The maximum length of time we are hedging forecasted purchases is three months. There were no amounts in accumulated other comprehensive income related to the forecasted sale of securities at June 30, 2011.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first six months of 2011 and 2010, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Fair Value Hedges

We enter into receive-fixed, pay-variable interest rate swaps to hedge changes in the fair value of outstanding fixed-rate debt and borrowings caused by fluctuations in market interest rates. The specific products hedged may include bank notes, Federal Home Loan Bank borrowings, and senior and subordinated debt. We also enter into pay-fixed, receive-variable interest rate swaps, and zero-coupon swaps to hedge changes in the fair value of fixed rate and zero-coupon investment securities caused by fluctuations in market interest rates. The specific products hedged include US Treasury, government agency and other debt securities. For these hedge relationships, we use statistical regression analysis to assess hedge effectiveness at both the inception of the hedge relationship and on an ongoing basis. There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness.

Further detail regarding the notional amounts, fair values and gains and losses recognized related to derivatives used in fair value and cash flow hedge strategies is presented in the tables that follow.

The ineffective portion of the change in value of our fair value and cash flow hedge derivatives resulted in net losses of $22 million for the first six months of 2011 compared with net gains of $4 million for the first six months of 2010.

Derivatives Not Designated in Hedge Relationships

We also enter into derivatives that are not designated as accounting hedges under GAAP.

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

Our residential mortgage banking activities consist of originating, selling and servicing mortgage loans. Residential mortgage loans that will be sold in the secondary market, and the related loan commitments, which are considered derivatives, are accounted for at fair value. Changes in the fair value of the loans and commitments due to interest rate risk are hedged with forward loan sale contracts as well as Treasury and Eurodollar futures and options. Gains and losses on the loans and commitments held for sale and the derivatives used to economically hedge them are included in residential mortgage noninterest income on the Consolidated Income Statement.

We typically retain the servicing rights related to residential mortgage loans that we sell. Residential mortgage servicing rights are accounted for at fair value with changes in fair value influenced primarily by changes in interest rates. Derivatives used to hedge the fair value of residential mortgage servicing rights include interest rate futures, swaps, options (including caps, floors, and swaptions), and forward contracts to purchase mortgage-backed securities. Gains and losses on residential mortgage servicing rights and the related derivatives used for hedging are included in residential mortgage noninterest income.

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

We offer derivatives to our customers in connection with their risk management needs. These derivatives primarily consist of interest rate swaps, interest rate caps, floors, swaptions, foreign exchange contracts, and equity contracts. We primarily manage our market risk exposure from customer transactions by entering into offsetting derivative transactions with third-party dealers. Gains and losses on customer-related derivatives are included in other noninterest income.

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

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. At June 30, 2011, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $14 million compared with $15 million at December 31, 2010. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At June 30, 2011, we held cash, US government securities and mortgage-backed securities totaling $1 billion under these agreements. We pledged cash of $706 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, cash pledged is included in Other assets and cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2011 was $831 million for which PNC had posted collateral of $672 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2011, would be an additional $159 million.

Derivatives Total Notional or Contractual Amounts and Estimated Net Fair Values

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$13,299	$431	$13,635	$377	$2,264	$9	$3,167	$53
Fair value hedges	9,442	928	9,878	878	2,591	39	1,594	32
Total derivatives designated as hedging instruments	$22,741	$1,359	$23,513	$1,255	$4,855	$48	$4,761	$85
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$114,568	$1,629	$112,236	$1,490	$57,929	$1,414	$66,476	$1,419
Loan sales
Interest rate contracts	6,398	35	11,765	119	2,837	22	3,585	31
Subtotal	$120,966	$1,664	$124,001	$1,609	$60,766	$1,436	$70,061	$1,450
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$1,579	$57	$1,159	$75	$1,422	$76	$1,813	$111
Credit contracts:
Credit default swaps	145	6	210	8
Subtotal	$1,724	$63	$1,369	$83	$1,422	$76	$1,813	$111
Derivatives used for customer-related activities:
Interest rate contracts	$59,774	$2,563	$54,060	$2,611	$50,196	$2,668	$49,619	$2,703
Foreign exchange contracts	4,917	178	3,659	149	5,530	183	4,254	155
Equity contracts	202	10	195	16	142	14	139	19
Credit contracts:
Risk participation agreements	1,439	4	1,371	5	1,727	3	1,367	2
Subtotal	$66,332	$2,755	$59,285	$2,781	$57,595	$2,868	$55,379	$2,879
Derivatives used for other risk management activities:
Interest rate contracts	$2,086	$7	$3,420	$20	$393	$2	$1,099	$9
Foreign exchange contracts					29	6	32	4
Credit contracts:
Credit default swaps	238	7	376	9	200	1	175	1
Other contracts (c)					209	426	209	396
Subtotal	$2,324	$14	$3,796	$29	$831	$435	$1,515	$410
Total derivatives not designated as hedging instruments	$191,346	$4,496	$188,451	$4,502	$120,614	$4,815	$128,768	$4,850
Total Gross Derivatives	$214,087	$5,855	$211,964	$5,757	$125,469	$4,863	$133,529	$4,935
Less: Legally enforceable master netting agreements		3,302		3,203		3,302		3,203
Less: Cash collateral		783		659		660		674
Total Net Derivatives		$1,770		$1,895		$901		$1,058
(a)	Included in Other Assets on our Consolidated Balance Sheet.
(b)	Included in Other Liabilities on our Consolidated Balance Sheet.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			June 30, 2011		June 30, 2010
Six months ended In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
			Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$(25)	$26	$(27)	$26
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(9)	9
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)			(48)	47
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	30	(43)	260	(272)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	48	(58)	214	(198)
Total			$44	$(66)	$399	$(397)

			June 30, 2011		June 30, 2010
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Three months ended In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$(40)	$40	$(27)	$26
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(13)	13
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)			(23)	23
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	89	(94)	200	(207)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	98	(108)	172	(159)
Total			$134	$(149)	$322	$(317)

Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Six months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
June 30, 2011	Interest rate contracts	$280	Interest income	$212	Interest income
			Noninterest income	33
June 30, 2010	Interest rate contracts	$725	Interest income	$175	Interest income	$2
			Noninterest income	25

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
June 30, 2011	Interest rate contracts	$266	Interest income	$115	Interest income	$(1)
			Noninterest income	8
June 30, 2010	Interest rate contracts	$485	Interest income	$81	Interest income	$(1)
			Noninterest income	3

Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2011	2010	2011	2010
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$154	$351	$165	$421
Loan sales
Interest rate contracts	(18)	(56)	(3)	(77)
Gains (losses) included in residential mortgage banking activities (a)	$136	$295	$162	$344
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$(8)	$(50)	$(5)	$(71)
Credit contracts	2	(2)	4	(9)
Gains (losses) from commercial mortgage banking activities (b)	$(6)	$(52)	$(1)	$(80)
Derivatives used for customer-related activities:
Interest rate contracts	$12	$(21)	$40	$(27)
Foreign exchange contracts	8	(7)	22	6
Equity contracts	(1)	2	(3)	1
Credit contracts	2	(1)	2	(2)
Gains (losses) from customer-related activities (b)	$21	$(27)	$61	$(22)
Derivatives used for other risk management activities:
Interest rate contracts	$(3)	(15)	$(2)	$(14)
Foreign exchange contracts	(2)	3	(3)	2
Credit contracts	(1)		(2)	4
Other contracts (c)	21	154	(30)	184
Gains (losses) from other risk management activities (b)	$15	$142	$(37)	$176
Total gains (losses) from derivatives not designated as hedging instruments	$166	$358	$185	$418
(a)	Included in residential mortgage noninterest income.
(b)	Included in other noninterest income.
(c)	Relates to BlackRock LTIP.

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

Credit Default Swaps

	June 30, 2011			December 31, 2010
Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Sold
Single name	$45	$4	2.3	$45	$4	2.8
Index traded	118	1	2.1	189	2	2.0
Total	$163	$5	2.2	$234	$6	2.2
Credit Default Swaps – Purchased
Single name	$310	$1	3.3	$317	$2	2.6
Index traded	110	6	38.2	210	8	38.8
Total	$420	$7	12.5	$527	$10	17.0
Total	$583	$12	9.6	$761	$16	12.5

The notional amount of these credit default swaps by credit rating follows:

Credit Ratings of Credit Default Swaps

Dollars in millions	June 30, 2011	December 31, 2010
Credit Default Swaps – Sold
Investment grade (a)	$139	$220
Subinvestment grade (b)	24	14
Total	$163	$234
Credit Default Swaps – Purchased
Investment grade (a)	$300	$385
Subinvestment grade (b)	120	142
Total	$420	$527
Total	$583	$761
(a)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(b)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
June 30, 2011	70%	19%	11%
December 31, 2010	62%	28%	10%

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all referenced underlyings experience a credit event at a total loss, without recoveries, was $163 million at June 30, 2011 and $234 million at December 31, 2010.

Risk Participation Agreements

We have sold risk participation agreements with terms ranging from less than one year to 26 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2011	$1,727	$(3)	6.9
December 31, 2010	$1,367	$(2)	2.0

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Internal Credit Ratings of Risk Participation Agreements Sold

	June 30, 2011	December 31, 2010
Pass (a)	98%	95%
Below pass (b)	2%	5%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at June 30, 2011, the exposure from these agreements would be $84 million based on the fair value of the underlying swaps, compared with $49 million at December 31, 2010.

NOTE 13 EARNINGS PER SHARE

Basic and Diluted Earnings per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2011	2010	2011	2010
Basic
Net income from continuing operations	$912	$781	$1,744	$1,429
Less:
Net income (loss) attributable to noncontrolling interests	(1)	(9)	(6)	(14)
Dividends distributed to common shareholders	183	53	236	98
Dividends distributed to preferred shareholders	24	25	28	118
Dividends distributed to nonvested restricted shares	1		1
Preferred stock discount accretion	1	1	1	251
Undistributed net income from continuing operations	$704	$711	$1,484	$976
Undistributed net income from discontinued operations		22		45
Undistributed net income	$704	$733	$1,484	$1,021
Percentage of undistributed income allocated to common shares	99.57%	99.61%	99.62%	99.65%
Undistributed income from continuing operations allocated to common shares	$701	$708	$1,479	$972
Plus: common dividends	183	53	236	98
Net income from continuing operations attributable to basic common shares	$884	$761	$1,715	$1,070
Net income from discontinued operations attributable to common shares		22		45
Net income attributable to basic common shares	$884	$783	$1,715	$1,115
Basic weighted-average common shares outstanding	524	524	524	511
Basic earnings per common share from continuing operations	$1.69	$1.45	$3.27	$2.09
Basic earnings per common share from discontinued operations		.04		.09
Basic earnings per common share	$1.69	$1.49	$3.27	$2.18
Diluted
Net income from continuing operations attributable to basic common shares	$884	$761	$1,715	$1,070
Less: BlackRock common stock equivalents	4	6	10	8
Net income from continuing operations attributable to diluted common shares	$880	$755	$1,705	$1,062
Net income from discontinued operations attributable to common shares		22		45
Net income attributable to diluted common shares	$880	$777	$1,705	$1,107
Basic weighted-average common shares outstanding	524	524	524	511
Dilutive potential common shares (a) (b)	3	3	3	3
Diluted weighted-average common shares outstanding	527	527	527	514
Diluted earnings per common share from continuing operations	$1.67	$1.43	$3.24	$2.06
Diluted earnings per common share from discontinued operations		.04		.09
Diluted earnings per common share	$1.67	$1.47	$3.24	$2.15
(a) Excludes stock options considered to be anti-dilutive	5	11	5	12
(b) Excludes warrants considered to be anti-dilutive	22	22	22	22

NOTE 14 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first six months of 2011 follows. The par value of our preferred stock outstanding at June 30, 2011 totaled $.1 million and is excluded from the table.

Rollforward of Total Equity

	Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2011	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838
Net income					1,750			(6)	1,744
Other comprehensive income (loss), net of tax
Net unrealized gains on other-than- temporary impairment debt securities						126			126
Net unrealized securities gains						324			324
Net unrealized gains on cash flow hedge derivatives						22			22
Pension and other postretirement benefit plan adjustments						7			7
Other						21			21
Comprehensive income (loss)								(6)	2,244
Cash dividends declared
Common ($.45 per share)					(236)				(236)
Preferred					(28)				(28)
Preferred stock discount accretion			1		(1)
Common stock activity (a)				5					5
Treasury stock activity (a)				(19)			39		20
Other				(18)				48	30
Balance at June 30, 2011	526	$2,682	$648	$12,025	$17,344	$69	$(533)	$2,638	$34,873
(a)	Common and net treasury stock activity totaled less than .5 million shares.

Comprehensive income for the first six months of 2010 was $3.0 billion.

Change in Accumulated Other Comprehensive Income (Loss)

Six months ended June 30, 2011 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Decrease in net unrealized OTTI losses on debt securities	$80	$(23)	$57
Less: Net losses realized on sales of securities	(34)	12	(22)
Less: Other OTTI losses realized in net income	(73)	26	(47)
Change in net unrealized losses on OTTI securities	187	(61)	126
Increase in net unrealized gains for non-OTTI securities	662	(239)	423
Less: Net gains realized on sales of securities	153	(54)	99
Change in net unrealized gains on non-OTTI securities	509	(185)	324
Change in net unrealized securities losses	696	(246)	450
Change in net unrealized gains on cash flow hedge derivatives:
Increase in net unrealized gains during the period on cash flow hedge derivatives	280	(103)	177
Less: Net gains realized in net income	245	(90)	155
Change in net unrealized gains on cash flow hedge derivatives	35	(13)	22
Change in pension and other postretirement benefit plan adjustments	11	(4)	7
Change in other, net	39	(18)	21
Change in other comprehensive income (loss)	$781	$(281)	$500

Accumulated Other Comprehensive Income (Loss) Components

	June 30, 2011		December 31, 2010
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains	$659	$419	$150	$95
OTTI losses on debt securities	(834)	(520)	(1,021)	(646)
Net unrealized gains on cash flow hedge derivatives	859	544	824	522
Pension and other postretirement benefit plan adjustments	(587)	(373)	(598)	(380)
Other, net	(8)	(1)	(47)	(22)
Accumulated other comprehensive income (loss)	$89	$69	$(692)	$(431)

NOTE 15 INCOME TAXES

The net operating loss carryforwards at June 30, 2011 and December 31, 2010 follow:

Net Operating Loss Carryforwards

In millions	June 30, 2011	December 31, 2010
Federal	$30	$54
State	1,485	1,600
Valuation allowance – State	21	21

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

The consolidated federal income tax returns of National City through 2007 have been audited by the IRS. Certain adjustments remain under review by the IRS Appeals Division for years 2003-2007. The IRS began its examination of National City’s 2008 consolidated federal income tax return during the third quarter of 2010. Any potential adjustments have been considered in establishing our reserve for uncertain tax positions as of June 30, 2011.

We had unrecognized tax benefits of $285 million at June 30, 2011 and $238 million at December 31, 2010. At June 30, 2011, $119 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for uncertain tax positions could decrease by $22 million within the next twelve months.

NOTE 16 LEGAL PROCEEDINGS

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. We also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for those matters disclosed in this Note 16 and also those matters disclosed in Note 22 Legal Proceedings in Part II, Item 8 of our 2010 Form 10-K and Note 16 Legal Proceedings in Part I, Item 1 of our first quarter 2011 Form 10-Q and still pending (collectively, “Prior Disclosure”) when we are able to do so. For disclosed matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2011, we estimate that it is reasonably possible that we could incur losses in an aggregate amount up to approximately $425 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

We include in some of the descriptions of individual matters in this Note 16 and in Prior Disclosure certain quantitative information related to the plaintiff’s claim against us alleged in the plaintiff’s pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual.

Some of our exposure in matters described below may be offset by applicable insurance coverage. We do not consider the possible availability of insurance coverage in determining the amounts of any accruals (although we record the amount of related insurance recoveries that are deemed probable up to the amount of the accrual) or in determining any estimates of possible losses or ranges of possible losses.

Securities and State Law Fiduciary Cases Against National City

In In re National City Corporation Securities, Derivative & ERISA Litigation (The Securities Case) (MDL No. 2003, Case No: 1:08-nc-70004), pending in the United States District Court for the Northern District of Ohio, the parties entered into a memorandum of understanding in August 2011 providing for the settlement of the lawsuit for $168 million. The settlement is conditioned on, among other things, final documentation, notice to the class and court approval. As a result of existing accruals and recorded probable insurance recoveries, the impact of this settlement on PNC’s future results of operations is expected to be immaterial.

CBNV Mortgage Litigation

Status of MDL Proceedings in Pennsylvania. In May 2011, in the lawsuits pending in the United States District Court for the Western District of Pennsylvania under the caption In re: Community Bank of Northern Virginia Mortgage Lending Practices Litigation (MDL No. 1674), the plaintiffs collectively filed a motion seeking to file a joint amended consolidated class action complaint covering all of the class action lawsuits pending in this proceeding. The proposed amended complaint names the Community Bank of Northern Virginia (CBNV), a predecessor to PNC Bank, another bank, and purchasers of loans originated by CBNV and the other bank (including the Residential Funding Company, LLC) as defendants. The proposed amended complaint alleges, among other things, that a group of persons and entities collectively characterized as the “Shumway/Bapst Organization” referred prospective second residential mortgage loan borrowers to CBNV and the other bank, that CBNV and the other bank charged these borrowers improper title and loan fees at loan closings, that the disclosures provided to the borrowers at loan closings were inaccurate, and that CBNV and the other bank paid some of the loan fees to the Shumway/Bapst Organization as purported “kickbacks” for the referrals. The proposed amended complaint asserts claims for violations of the Real Estate Settlement Procedures Act, the Truth in Lending Act, as amended by the Home Owners Equity Protection Act (HOEPA), and the Racketeer Influenced and Corrupt Organizations Act.

The proposed amended complaint seeks to certify a class of all persons nationwide who obtained a second or subordinate, residential, federally related, non-purchase money, HOEPA qualifying mortgage loan from CBNV or the other bank that was secured by residential real property used by the class member as a principal dwelling. The plaintiffs allege that there are approximately 50,000 members of this class. They seek, among other things, unspecified damages (including tripled damages under RICO and RESPA), rescission of loans, declaratory and injunctive relief, interest, and attorneys’ fees.

Overdraft Litigation

In Henry v. PNC Bank, National Association (No. GD-10-022974), the Court of Common Pleas of Allegheny County, Pennsylvania held a hearing on our Preliminary Objections in June 2011.

The hearing on final approval of the proposed settlement in Trombley, et al. v. National City Bank (Civil Action No. 10-00232 (JDB)), pending in the United States District Court for the District of Columbia, took place in July 2011. The settlement remains subject to final court approval. The amount of the settlement is not material to PNC and has been accrued.

Other Mortgage-Related Litigation

•

In May 2011, the defendants filed a motion to dismiss the corrected amended complaint in Federal Home Loan Bank of Chicago v. Bank of America Funding Corp., et al. (Case No. 10CH45033), pending in the Circuit Court of Cook County, Illinois.

•

In February 2011, a lawsuit (National Organization of Assistance for Homeowners of California, et al. v. America’s Servicing Company, et al., (Case No. 30-2011-00447677-CU-OR-CXC)) was filed in the Superior Court of the State of California for Orange County against PNC and numerous other financial institutions and mortgage servicing organizations. In July 2011, the plaintiffs voluntarily dismissed the lawsuit without prejudice. The lawsuit had been brought as a class action by individual plaintiffs, who alleged that they have obtained loans secured by deeds of trust on California real estate, and by a non-profit organization which purported, along with the individual plaintiffs, to represent a class of similarly situated individuals. The plaintiffs had contended, among other things, that the defendants engaged in misrepresentations and fraudulent concealment in connection with the mortgage loan origination process, engaged in wrongful foreclosure practices, caused notices of default to be issued against the plaintiffs in a manner not authorized by California law, made inaccurate credit disclosures regarding the plaintiffs, and disclosed the plaintiffs’ private information without their authorization. The plaintiffs had alleged violations, among other things, of various provisions of California statutory law, the right to privacy provisions of the California Constitution, the federal Fair Credit Reporting Act and the Gramm-Leach Bliley Act. The plaintiffs had sought, among other things, unspecified actual and punitive damages, statutory civil penalties, restitution, injunctive relief, interest, and attorneys’ fees.

Weavering Macro Fixed Income Fund

In July 2010, PNC completed the sale of GIS to The Bank of New York Mellon Corporation (BNY-Mellon), pursuant to a stock purchase agreement dated February 1, 2010. In July 2009, the liquidators of the Weavering Macro Fixed Income Fund Limited (Weavering) issued a Plenary Summons in the High Court, Dublin, Ireland, in connection with a European subsidiary of GIS’s provision of administration services to Weavering. The Plenary Summons was served on the GIS subsidiary on or about June 30, 2010. In May 2011, the liquidator served a Notice of Intention to Proceed and Statement of Claim, which alleges that the GIS subsidiary breached its contractual duties to Weavering as well as an alleged duty of care to Weavering, and investors in Weavering, and makes claims of breach of the administration and accounting services agreement, negligence, gross negligence, breach of duty, misrepresentation and negligent misstatement. The complaint further alleges that investors in Weavering lost approximately €282 million and also expended approximately €98 million in brokerage and exchange commissions, interest, and fees as a result of the transactions at issue. The Statement of Claim seeks damages, costs, and interest.

In May 2011, BNY-Mellon provided notice to PNC of an indemnification claim pursuant to the stock purchase agreement.

365/360 Litigation

PNC Bank and National City Bank have been named as defendants in three lawsuits seeking to certify classes of commercial borrowers bringing claims for breach of contract arising from the use of the 365/360 method of interest computation in certain commercial promissory notes. The first of these cases (DK&D Properties, LLC v. National City Bank (Case no. 08 cv 680078)), was filed in December 2008 against National City Bank in the Court of Common Pleas of Cuyahoga County, Ohio. It seeks to certify a class consisting of certain Ohio commercial borrowers of National City Bank for these claims. In July 2009, the court denied National City Bank’s motion to dismiss. The second case (Kreisler & Kreisler, LLC v. National City Bank, et al. (Case no. 4:10-cv-00956)) was filed in the United States District Court for the Eastern District of Missouri in May 2010 against National City Bank and also purports to name “PNC Bank Corp.” as a defendant. It seeks to certify a national class of commercial borrowers for these claims. In March 2011, the district court granted the defendants’ motion to dismiss the complaint. The plaintiff has appealed the district court’s grant of this motion to the United States Court of Appeals for the Eighth Circuit. In the third case (PNC Bank, National Association v. St. Louis PET Centers, LLC, et al. (Case no. 10SL-CC01076)), a borrower filed a counterclaim against PNC Bank in the Circuit Court of County of St. Louis, Missouri in November, 2010. The claims and proposed class set forth in this complaint are similar to those in Kreisler & Kreisler. We have filed a motion to strike the class action allegations in the counterclaim.

Plaintiffs in these cases allege generally that they obtained fixed or variable rate commercial loans from PNC Bank or National City Bank pursuant to promissory notes or loan agreements setting forth annual or per annum interest rates, that the bank’s use of the 365/360 method of calculation of interest caused the borrower to pay interest over a calendar year at a higher rate than the per annum rate stated in the promissory notes, and that this was a breach of the terms of the promissory notes. Plaintiffs in each of these cases seek declaratory and injunctive relief, compensatory damages, prejudgment interest, and attorneys’ fees.

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

In April 2011, as a result of a publicly-disclosed interagency horizontal review of residential mortgage servicing operations at fourteen federally regulated mortgage servicers, PNC entered into a consent order with the Board of Governors of the Federal Reserve System and PNC Bank entered into a consent order with the Office of the Comptroller of the Currency. Collectively, these consent orders describe certain foreclosure-related practices and controls that the regulators found to be deficient and require PNC and PNC Bank to, among other things, develop and implement plans and programs to enhance PNC’s residential mortgage servicing and foreclosure processes, retain an independent consultant to review certain residential mortgage foreclosure actions, take certain remedial actions, and oversee compliance with the orders and the new plans and programs. The two orders do not foreclose the potential for civil money penalties from either of these regulators.

In connection with these orders, PNC has established a Compliance Committee of the Boards of PNC and PNC Bank to monitor and coordinate PNC’s and PNC Bank’s implementation of the commitments under the orders. PNC and PNC Bank have submitted proposed Action Plans to the regulators setting forth the plan to meet the requirements of the orders. Consistent with the orders, PNC has also engaged an independent consultant to conduct a review of certain residential foreclosure actions, including those identified through borrower complaints, and identify whether any remedial actions for borrowers are necessary. Pursuant to the proposed Action Plans, PNC is endeavoring to meet all of the requirements of the orders.

Other governmental, legislative and regulatory inquiries on this topic, referred to in Prior Disclosure, are ongoing, and may result in significant additional actions, penalties or other remedies. These additional inquiries include a review of the servicers subject to the above-mentioned horizontal review by the Department of Justice, other federal regulators and state attorneys general. In connection with that review, it is understood that the governmental regulators may seek substantial payments and other relief from the entities subject to the horizontal review, including PNC, and may also seek to impose national mortgage servicing standards. It is not currently known what relief will be sought against PNC.

In addition, PNC has received subpoenas from the U.S. Attorney’s Office for the Southern District of New York concerning lending practices of National City Bank and successors in connection with loans insured by the Federal Housing Administration (FHA) as well as certain non-FHA-insured loan origination, sale and securitization practices. The U.S. Attorney’s Office inquiry is in its early stage and PNC is cooperating with the investigation. The outcome of the investigation is unknown, but it could result in penalties or other remedial actions.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above and in Prior Disclosure. Such investigations, audits and other inquiries may lead to remedies including fines, penalties, restitution or alterations in our business practices.

Other

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters described above, described in Prior Disclosure, or otherwise, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of the loss resulting from the claim and the amount of income otherwise reported for the reporting period.

See Note 17 Commitments and Guarantees for additional information regarding the Visa indemnification and our other obligations to provide indemnification, including to current and former officers, directors, employees and agents of PNC and companies we have acquired, including National City.

NOTE 17 COMMITMENTS AND GUARANTEES

Equity Funding and Other Commitments

Our unfunded commitments at June 30, 2011 included private equity investments of $285 million, and other investments of $6 million.

Standby Letters of Credit

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit and internal credit ratings were as follows:

Net Outstanding Standby Letters of Credit

Dollars in billions	June 30 2011	December 31 2010
Net outstanding standby letters of credit	$10.7	$10.1
Internal credit ratings (as a percentage of portfolio):
Pass (a)	92%	90%
Below pass (b)	8%	10%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on June 30, 2011 had terms ranging from less than 1 year to 8 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $14.1 billion at June 30, 2011, of which $7.4 billion support remarketing programs.

As of June 30, 2011, assets of $1.9 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $3.4 billion were also available for this purpose as of June 30, 2011. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $253 million at June 30, 2011.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At June 30, 2011, the aggregate of our commitments under these facilities was $313 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At June 30, 2011, our total commitments under these facilities were $145 million.

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

We engage in certain insurance activities that require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit, which were insignificant in amount at June 30, 2011.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first six months of 2011. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the sale of GIS, and in addition to indemnification provisions as part of the divestiture agreements, PNC agreed to continue to act for the benefit of GIS as securities lending agent for certain of GIS’s clients. In such role, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At June 30, 2011, the total maximum potential exposure as a result of these indemnity obligations was $6.8 billion, although the collateral at the time exceeded that amount. In addition, the purchaser of GIS, BNY-Mellon, has entered into an agreement to indemnify PNC with respect to such exposure on the terms set forth in such indemnification agreement. Effective July 18, 2011, PNC Bank, National Association assigned its securities lending agent responsibilities to BNY-Mellon and no longer acts as securities lending agent for any of GIS’s clients. Also in connection with the GIS divestiture, PNC has agreed to indemnify the buyer generally as described above.

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

Our Visa indemnification liability included on our Consolidated Balance Sheet at June 30, 2011 totaled $32 million as a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements. Any ultimate exposure to the specified Visa litigation may be different than this amount.

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

Commercial Mortgage Recourse Obligations

We originate, close and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At June 30, 2011 and December 31, 2010, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.0 billion and $13.2 billion, respectively. At June 30, 2011 and December 31, 2010, the potential maximum exposure under the loss share arrangements was $3.9 billion and $4.0 billion, respectively. We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $55 million and $54 million as of June 30, 2011 and December 31, 2010, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of June 30, 2010 was $39 million. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Analysis of Commercial Mortgage Recourse Obligations

In millions	2011	2010
January 1	$54	$71
Reserve adjustments, net	4	(8)
Losses – loan repurchases and settlements	(3)
Loan sales		(24)
June 30	$55	$39

Residential Mortgage Loan Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in our 2010 Form 10-K, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and GNMA, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

PNC’s residential mortgage loan repurchase obligations also include certain brokered home equity loans/lines that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of whole-loans sold in these transactions. Repurchase activity associated with brokered home equity loans/lines is reported in the Distressed Assets Portfolio segment.

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

Indemnification and repurchase liabilities are initially recognized when loans are sold to investors and are subsequently evaluated by management. Initial recognition and subsequent adjustments to the indemnification and repurchase liability for the sold residential mortgage portfolio are recognized in Residential mortgage revenue on the Consolidated Income Statement. Since PNC is no longer engaged in the brokered home equity lending business, only subsequent adjustments are recognized to the home equity loans/lines indemnification and repurchase liability. These adjustments are recognized in Other noninterest income on the Consolidated Income Statement.

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At June 30, 2011 and December 31, 2010, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $150 million and $294 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. The comparable reserve as of June 30, 2010 was $211 million. An analysis of the changes in this liability during the first six months of 2011 and 2010 follows:

Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2011			2010
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$144	$150	$294	$229	$41	$270
Reserve adjustments, net	35	3	38	50	20	70
Losses - loan repurchases and settlements	(84)	(98)	(182)	(120)	(9)	(129)
June 30	$95	$55	$150	$159	$52	$211
(a)	Repurchase obligation associated with sold loan portfolios of $130.7 billion and $152.7 billion at June 30, 2011 and June 30, 2010, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $4.6 billion and $7.2 billion at June 30, 2011 and June 30, 2010, respectively. PNC is no longer engaged in the brokered home equity business, which was acquired with National City.

Management believes our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on investor indemnification and repurchase claims at June 30, 2011 and 2010. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices, and other economic conditions. At June 30, 2011, we estimate that it is reasonably possible that we could incur additional losses in excess of our indemnification and repurchase liability of up to $54 million. This estimate of potential additional losses in excess of our liability is based on assumed higher investor demands, lower claim rescissions, and lower home prices than our current assumptions.

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

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard, and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

REINSURANCE AGREEMENTS EXPOSURE

In millions	June 30, 2011	December 31, 2010
Accidental Death & Dismemberment	$2,372	$2,367
Credit Life, Accident & Health	973	1,003
Lender Placed Hazard (a)	1,987	709
Borrower and Lender Paid Mortgage Insurance	381	463
Maximum Exposure	$5,713	$4,542

Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	6%	8%
Quota Share	94%	92%

Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$973	$1,001
(a)	Lender Placed Hazard contract including stop loss provision expired in the third quarter of 2010. Stop loss provision not available on replacement contract.

A rollforward of the reinsurance reserves for probable losses for the first six months of 2011 and 2010 follows:

REINSURANCE RESERVES – ROLLFORWARD

In millions	2011	2010
January 1	$150	$220
Paid Losses	(73)	(43)
Net Provision	16	21
Changes to Agreements		(3)
June 30	$93	$195

Changes to agreements only represent entering into a new relationship or exiting an existing agreement entirely. The impact of changing the terms of existing agreements is reflected in the net provision.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to on-going uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At June 30, 2011, the reasonably possible loss above our accrual is not material.

Repurchase and Resale Agreements

We enter into repurchase and resale agreements where we transfer investment securities to/from a third party with the agreement to repurchase/resell those investment securities at a future date for a specified price. These transactions are accounted for as collateralized borrowings/financings.

NOTE 18 SEGMENT REPORTING

We have 6 reportable business segments:

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

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk in each business segment’s loan portfolio. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from consolidated income from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through June 30, 2010 that is reflected in discontinued operations. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, investment management, and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, call centers and online banking. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Maryland, Illinois, Indiana, Kentucky, Florida, Virginia, Missouri, Delaware, Washington, D.C., and Wisconsin.

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

BlackRock is the largest publicly traded investment management firm in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, multi-asset class, alternative and cash management separate accounts and funds, including iShares®, the global product leader in exchange-traded funds. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services globally to a broad base of clients. At June 30, 2011, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $107 million and $93 million during the six months ended June 30, 2011, and June 30, 2010, respectively.

Distressed Assets Portfolio includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. These loans require special servicing and management oversight given current market conditions. We obtained the majority of these loans through acquisitions of other companies.

Results Of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2011
Income Statement
Net interest income	$809	$831	$59	$47		$257	$147	$2,150
Noninterest income	461	332	167	172	$121	13	186	1,452
Total revenue	1,270	1,163	226	219	121	270	333	3,602
Provision for credit losses (benefit)	180	31	(18)	(8)		81	14	280
Depreciation and amortization	46	36	10	3			68	163
Other noninterest expense	975	407	158	137		56	280	2,013
Income (loss) from continuing operations before income taxes and noncontrolling interests	69	689	76	87	121	133	(29)	1,146
Income taxes (benefit)	25	241	28	32	28	49	(169)	234
Income from continuing operations before noncontrolling interests	$44	$448	$48	$55	$93	$84	$140	$912
Inter-segment revenue	$1	$6	$3	$2	$4	$(2)	$(14)
Average Assets (a)	$65,756	$79,012	$6,655	$10,822	$5,596	$13,370	$79,895	$261,106
2010
Income Statement
Net interest income	$878	$922	$62	$70		$348	$155	$2,435
Noninterest income	510	296	155	182	$99	10	225	1,477
Total revenue	1,388	1,218	217	252	99	358	380	3,912
Provision for credit losses (benefit)	280	97	14	(8)		404	36	823
Depreciation and amortization	59	37	10	1			71	178
Other noninterest expense	935	385	150	108		75	171	1,824
Income (loss) from continuing operations before income taxes and noncontrolling interests	114	699	43	151	99	(121)	102	1,087
Income taxes (benefit)	34	251	16	60	22	(42)	(35)	306
Income (loss) from continuing operations before noncontrolling interests	$80	$448	$27	$91	$77	$(79)	$137	$781
Inter-segment revenue		$4	$2	$3	$7	$(4)	$(12)
Average Assets (a)	$68,004	$77,029	$6,992	$8,686	$6,125	$18,516	$79,014	$264,366

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2011
Income Statement
Net interest income	$1,627	$1,613	$119	$103		$493	$371	$4,326
Noninterest income	890	631	329	374	$229	22	432	2,907
Total revenue	2,517	2,244	448	477	229	515	803	7,233
Provision for credit losses (benefit)	456	1	(24)			233	35	701
Depreciation and amortization	93	79	20	5			137	334
Other noninterest expense	1,929	809	308	272		109	485	3,912
Income from continuing operations before income taxes and noncontrolling interests	39	1,355	144	200	229	173	146	2,286
Income taxes (benefit)	13	475	53	74	50	64	(187)	542
Income from continuing operations before noncontrolling interests	$26	$880	$91	$126	$179	$109	$333	$1,744
Inter-segment revenue	$1	$9	$6	$4	$8	$(5)	$(23)
Average Assets (a)	$66,210	$78,002	$6,786	$11,218	$5,596	$13,743	$80,271	$261,826
2010
Income Statement
Net interest income	$1,747	$1,804	$125	$144		$690	$304	$4,814
Noninterest income	1,000	667	319	336	$198	(2)	343	2,861
Total revenue	2,747	2,471	444	480	198	688	647	7,675
Provision for credit losses (benefit)	619	333	23	(24)		569	54	1,574
Depreciation and amortization	122	71	20	2			146	361
Other noninterest expense	1,847	797	296	227		123	464	3,754
Income (loss) from continuing operations before income taxes and noncontrolling interests	159	1,270	105	275	198	(4)	(17)	1,986
Income taxes (benefit)	55	454	39	106	44	2	(143)	557
Income (loss) from continuing operations before noncontrolling interests	$104	$816	$66	$169	$154	$(6)	$126	$1,429
Inter-segment revenue		$20	$6	$5	$11	$(7)	$(35)
Average Assets (a)	$68,178	$78,295	$7,016	$8,770	$6,125	$19,009	$78,356	$265,749
(a)	Period-end balances for BlackRock.

Statistical Information (Unaudited)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	Six months ended June 30
	2011			2010
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$27,555	$504	3.66%	$21,150	$424	4.00%
Non-agency	7,836	210	5.35	9,783	290	5.92
Commercial mortgage-backed	3,288	78	4.73	4,153	110	5.30
Asset-backed	2,972	38	2.55	1,843	43	4.66
US Treasury and government agencies	5,090	63	2.49	8,104	121	2.98
State and municipal	2,158	50	4.65	1,360	40	5.88
Other debt	3,785	49	2.58	2,202	34	3.13
Corporate stocks and other	409		.05	451		.12
Total securities available for sale	53,093	992	3.73	49,046	1,062	4.33
Securities held to maturity
Residential mortgage-backed	568	11	3.66
Commercial mortgage-backed	4,227	109	5.17	3,193	91	5.67
Asset-backed	2,369	28	2.38	3,681	49	2.69
Other	84	1	3.15	90	5	11.70
Total securities held to maturity	7,248	149	4.11	6,964	145	4.17
Total investment securities	60,341	1,141	3.78	56,010	1,207	4.31
Loans
Commercial	57,120	1,425	4.96	54,903	1,425	5.16
Commercial real estate	17,160	437	5.06	21,689	578	5.30
Equipment lease financing	6,248	154	4.93	6,105	156	5.12
Consumer	54,236	1,335	4.97	55,143	1,466	5.36
Residential real estate	15,258	472	6.19	18,985	717	7.56
Total loans	150,022	3,823	5.10	156,825	4,342	5.54
Loans held for sale	2,955	107	7.31	2,561	153	12.02
Federal funds sold and resale agreements	2,566	17	1.28	1,933	19	1.95
Other	6,525	91	2.80	8,450	93	2.21
Total interest-earning assets/interest income	222,409	5,179	4.66	225,779	5,814	5.15
Noninterest-earning assets:
Allowance for loan and lease losses	(4,781)			(5,124)
Cash and due from banks	3,413			3,664
Other	40,785			41,430
Total assets	$261,826			$265,749
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$58,575	100	.34	$58,303	144	.50
Demand	26,614	14	.10	24,814	20	.16
Savings	7,941	7	.19	6,850	7	.19
Retail certificates of deposit	35,799	231	1.30	45,444	337	1.50
Other time	462	7	2.94	959	14	2.96
Time deposits in foreign offices	2,642	3	.21	2,847	3	.21
Total interest-bearing deposits	132,033	362	.55	139,217	525	.76
Borrowed funds
Federal funds purchased and repurchase agreements	5,251	4	.17	4,251	7	.34
Federal Home Loan Bank borrowings	5,054	26	1.02	9,086	36	.78
Bank notes and senior debt	11,437	136	2.36	12,641	133	2.08
Subordinated debt	9,166	245	5.35	9,767	240	4.92
Other	5,779	31	1.05	5,969	25	.84
Total borrowed funds	36,687	442	2.40	41,714	441	2.11
Total interest-bearing liabilities/interest expense	168,720	804	.96	180,931	966	1.07
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	48,743			43,474
Allowance for unfunded loan commitments and letters of credit	196			273
Accrued expenses and other liabilities	10,262			10,424
Equity	33,905			30,647
Total liabilities and equity	$261,826			$265,749
Interest rate spread			3.70			4.08
Impact of noninterest-bearing sources			.23			.21
Net interest income/margin		$4,375	3.93%		$4,848	4.29%

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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Second Quarter 2011			First Quarter 2011			Second Quarter 2010

Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$25,993	$241	3.70%	$29,134	$263	3.61%	$20,382	$196	3.83%
7,618	105	5.47	8,057	105	5.23	9,358	140	5.97
3,278	39	4.73	3,298	39	4.74	2,962	39	5.29
3,185	19	2.43	2,757	19	2.70	1,695	21	4.96
4,505	27	2.46	5,682	36	2.51	8,708	61	2.81
2,234	24	4.37	2,081	26	4.95	1,356	19	5.50
3,578	23	2.58	3,994	26	2.58	2,526	18	2.94
376		.04	443		.06	446		.13
50,767	478	3.77	55,446	514	3.70	47,433	494	4.16

1,130	11	3.68
4,215	54	5.11	4,239	55	5.22	4,264	60	5.62
2,276	12	2.20	2,463	16	2.53	3,697	24	2.61
158	1	3.06	9		4.90	21		9.29
7,779	78	4.01	6,711	71	4.24	7,982	84	4.23
58,546	556	3.80	62,157	585	3.76	55,415	578	4.17

57,932	715	4.88	56,300	710	5.04	54,349	729	5.30
16,779	234	5.51	17,545	203	4.63	20,963	269	5.08
6,189	75	4.86	6,307	79	5.00	6,080	77	5.13
54,014	665	4.94	54,460	670	4.99	54,939	736	5.37
15,001	233	6.22	15,518	239	6.15	18,576	359	7.73
149,915	1,922	5.11	150,130	1,901	5.09	154,907	2,170	5.58
2,719	38	5.62	3,193	69	8.77	2,646	87	13.15
2,321	9	1.39	2,813	8	1.19	2,193	10	1.73
7,241	47	2.60	5,802	44	3.06	9,419	46	1.93
220,742	2,572	4.64	224,095	2,607	4.67	224,580	2,891	5.13

(4,728)			(4,835)			(5,113)
3,433			3,393			3,595
41,659			39,901			41,304
$261,106			$262,554			$264,366

$58,594	49	.34	$58,556	51	.35	$58,679	68	.46
26,912	7	.10	26,313	7	.10	24,953	9	.14
8,222	4	.19	7,656	3	.19	7,075	4	.19
35,098	115	1.32	36,509	116	1.28	43,745	156	1.44
410	4	3.15	515	3	2.77	881	6	2.90
1,840	1	.22	3,452	2	.21	2,661	1	.21
131,076	180	.55	133,001	182	.55	137,994	244	.71

4,138	2	.17	6,376	2	.16	4,159	3	.29
5,021	13	1.02	5,088	13	1.02	8,575	19	.83
11,132	68	2.40	11,745	68	2.31	12,666	49	1.53
8,981	117	5.24	9,353	128	5.46	9,764	110	4.54
5,713	17	1.12	5,847	14	.98	6,005	14	.92
34,985	217	2.46	38,409	225	2.35	41,169	195	1.88
166,061	397	.95	171,410	407	.95	179,163	439	.98

49,720			47,755			44,308
204			188			251
10,747			9,771			10,446
34,374			33,430			30,198
$261,106			$262,554			$264,366
		3.69			3.72			4.15
		.24			.22			.20
	$2,175	3.93%		$2,200	3.94%		$2,452	4.35%
Loan fees for the six months ended June 30, 2011 and June 30, 2010 were $85 million and $88 million, respectively. Loan fees for the three months ended June 30, 2011, March 31, 2011, and June 30, 2010 were $47 million, $38 million, and $43 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2011 and June 30, 2010 were $49 million and $37 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended June 30, 2011, March 31, 2011, and June 30, 2010 were $25 million, $24 million, and $19 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 16 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

The following risk factors update the risk factors previously disclosed in PNC’s 2010 Form 10-K. In general, these risk factors, including those provided below, may present the risk of a material impact on our results of operations or financial condition, in addition to the other possible consequences described in the risk factors. These risk factors are also discussed further in other parts of our Form 10-K and this Report.

The regulatory environment for the financial services industry is being significantly impacted by financial regulatory reform initiatives in the United States and elsewhere, including Dodd-Frank and regulations promulgated to implement it.

The United States and other governments have undertaken major reform of the regulatory oversight structure of the financial services industry, including engaging in new efforts to impose requirements designed to protect consumers and investors from financial abuse. We expect to face further increased regulation of our industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with regulations and other supervisory initiatives will likely increase our cost and reduce our revenue, and may limit our ability to pursue certain desirable business opportunities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010. Many parts of the law are now in effect and others are now in the implementation stage, which is likely to continue for several years. The law requires that regulators, some of which are new regulatory bodies created by Dodd-Frank, draft, review and approve more than 300 implementing regulations and conduct numerous studies that are likely to lead to more regulations, a process that, while well underway, is proceeding somewhat slower than originally anticipated, thus extending the uncertainty surrounding the ultimate impact of Dodd-Frank on us.

A number of reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including PNC, do business.

•

Newly created regulatory bodies include the Bureau of Consumer Financial Protection (CFPB) and the Financial Stability Oversight Council (FSOC). The CFPB has been given authority to regulate consumer financial products and services sold by banks and non-bank companies and to supervise banks with assets of more than $10 billion and their affiliates for compliance with Federal consumer protection laws. The FSOC has been charged with identifying systemic risks, promoting stronger financial regulation and identifying those non-bank companies that are “systemically important” and thus should be subject to regulation by the Federal Reserve. In addition, in extraordinary cases and together with the Federal Reserve, the FSOC could break up financial firms that are deemed to present a grave threat to the financial stability of the United States.

•

Dodd-Frank (through provisions commonly known as the “Volcker Rule”) prohibits banks from engaging in some types of proprietary trading and restricts the ability of banks to sponsor or invest in private equity or hedge funds. The relevant regulatory agencies have not yet proposed implementing regulations for the Volcker Rule. Although PNC no longer has a designated proprietary trading operation, the scope of the proprietary trading prohibition, and its impact on PNC, will depend on definitions in the final rule, particularly those definitions related to statutory exemptions for hedging activities and customer trading. Until more is known regarding these definitions and the other provisions of the implementing rules, it is not possible to determine the impact of the proprietary trading prohibition, although any meaningful limitation on PNC’s ability to hedge its risks in the ordinary course or to trade on behalf of customers would likely be adverse to PNC’s business and results of operations. With respect to the restrictions on private equity and hedge fund activities, as of June 30, 2011, PNC held interests in such funds likely to be covered totaling approximately $950 million and sponsored three such funds with total invested capital of approximately $500 million. PNC expects that over time it will need to eliminate these investments and cease sponsoring these funds, although it is likely that at least some of these amounts will reduce over time in the ordinary course before compliance is required, and the Volcker Rule also permits extensions of the compliance date under some circumstances. A forced sale of some of these investments due to the Volcker Rule could result in PNC receiving less value than it would otherwise have received. Depending on the provisions of the final rule, it is possible that other structures through which PNC conducts business but that are not typically referred to as private equity or hedge funds could be restricted, with an impact that cannot now be evaluated.

•

In addition, the relevant regulatory agencies have proposed rules to implement the Dodd-Frank provisions requiring retention of risk by certain securitization participants through holding interests in the securitization vehicles, but the rules are not yet finalized or effective. As a result, the ultimate impact of these Dodd-Frank provisions on PNC remains unpredictable. That impact on PNC could be direct, by requiring PNC to hold interests in a securitization vehicle or other assets that represent a portion of the credit risk held by the securitization vehicle, or indirect, by impacting markets in which PNC participates. Since the beginning of the financial crisis, there has been and continues to be substantially less private (that is, non-government backed) securitization activity than had previously been the case. It is unclear at present whether and to what extent the private securitization markets will rebound. In recent years PNC has only engaged to a limited extent in securitization transactions under circumstances where we might expect to be required to retain additional risk on our balance sheet as a result of implementation of these Dodd-Frank provisions. If the market for private securitizations rebounds and PNC decides to increase its participation in that market, we would likely be required under the regulations to retain more risk than would otherwise have been the case, with currently uncertain financial impact.

On the indirect impact side, PNC originates loans of a variety of types, including residential and commercial mortgages, credit card, auto, and student, that have historically commonly been securitized, and PNC is also a significant servicer of residential and commercial mortgages held by others, including securitization vehicles. PNC anticipates that the risk retention requirements will impact the market for loans of types that historically have been securitized, potentially affecting the volumes of loans securitized, the types of loan products made available, the terms on which loans are offered, consumer and business demand for loans, and the need for third party loan servicers. It should be noted that the risk retention rules themselves could have the effect of slowing the rebound in the securitization markets. One effect of having substantially reduced opportunities to securitize loans would likely be a reduction in the willingness of banks, including PNC, to make loans due to balance sheet management requirements. Any of these potential impacts of the Dodd-Frank risk retention rules could affect the way in which PNC conducts its business, including its product offerings, and could also affect PNC’s revenue and profitability, although, as noted above, not in ways currently predictable.

•

Dodd-Frank imposes a new regulatory regime on the U.S. derivatives markets. While some of the provisions related to derivatives came into effect July 16, 2011, most of the new requirements await final regulations from the relevant regulatory agencies for derivatives, the Commodities Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC). One aspect of the Dodd-Frank regulatory regime for derivatives is that substantial oversight responsibility has been provided to the CFTC, which, as a result, will for the first time have a meaningful supervisory role with respect to some of PNC’s businesses. Although the ultimate impact will depend on the final regulations, PNC expects that its derivatives business will be subject to new substantive requirements, including registration with the CFTC, margin requirements in excess of current market practice, capital requirements specific to this business, real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. To the extent PNC acts as an advisor to “special entities” such as federal, state, and county municipalities and other political subdivisions of a state, under Dodd-Frank PNC will be required to act in the “best interests” of the special entities. Also under proposed rules, offering of a swap to a municipality could subject PNC to a fiduciary duty owing to such municipal counterparty. These requirements will collectively impose implementation and ongoing compliance burdens on PNC and will introduce additional legal risk (including as a result of newly applicable antifraud and antimanipulation provisions and private rights of action). In addition, depending on the final rules, the rules related to our municipal swaps business could result in changes in the nature and extent of that business as conducted by PNC.

•

New provisions under Dodd-Frank concerning the applicability of state consumer protection laws to national banks, such as PNC Bank, became effective on July 21, 2011. Questions may arise as to whether certain state consumer financial laws that may have previously been preempted by federal law are no longer preempted as a result of the effectiveness of these new provisions. Depending on how such questions are resolved, we may experience an increase in state-level regulation of our retail banking business and additional compliance obligations, revenue impacts and costs. In addition, provisions under Dodd-Frank that also took effect on July 21, 2011 permit state attorneys general to bring civil actions against national banks, such as PNC, for violations of regulations issued by the CFPB.

•

Dodd-Frank directed regulators to set limitations on the interchange fees banks can charge for debit transactions, recently set by final regulation at $.21 per transaction plus .05% of the amount of the transaction to compensate for fraud related losses and an additional $.01 for banks that have implemented qualifying fraud prevention programs. PNC anticipates that this regulatory limitation will result in a reduction of approximately $250 million in annual revenues based on recent volumes.

•

Dodd-Frank requires bank holding companies that have $50 billion or more in assets, such as PNC, to periodically submit to the Federal Reserve, the FDIC and the FSOC a plan discussing how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on PNC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of PNC under the U.S. Bankruptcy Code, and additionally could require PNC to divest assets or take other actions if we did not submit an acceptable resolution within two years after any such restrictions were imposed. Depending on the provisions of the final rule implementing these resolution plan requirements, it is possible that these requirements could affect the ways in which PNC structures and conducts its business and result in higher compliance and operating costs.

•	Other provisions of Dodd-Frank will affect regulatory oversight, holding company capital requirements, and residential mortgage products.

While much of how the Dodd-Frank and other financial industry reforms will change our current business operations depends on the specific regulatory promulgations and interpretations, many of which have yet to be released or finalized, it is clear that the reforms, both under Dodd-Frank and otherwise, will have a significant effect on our entire industry. Although Dodd-Frank and other reforms will affect a number of the areas in which we do business, it is not clear at this time the full extent of the adjustments that will be required and the extent to which we will be able to adjust our businesses in response to the requirements. Although it is difficult to predict the magnitude and extent of these effects at this stage, we believe compliance with Dodd-Frank and its implementing regulations and other initiatives will likely negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and may also limit our ability to pursue certain desirable business opportunities.

Capital requirements imposed by Dodd-Frank, together with new capital and liquidity standards adopted by the Basel Committee on Banking Supervision (the Basel Committee), will result in banks and bank holding companies needing to maintain more and higher quality capital than has historically been the case.

New and evolving capital standards, both as a result of Dodd-Frank and implementation of new capital standards adopted by the Basel Committee, including the so-called “Basel III” capital accord issued in December 2010, will have a significant effect on banks and bank holding companies, including PNC. Basel III, among other things, narrows the definition of regulatory capital and establishes higher minimum risk-based capital ratios that, when fully phased-in, will require banking organizations, including PNC, to maintain a minimum Tier 1 common ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. A capital conservation buffer of 2.5% above each of these levels also is required, which potentially may be supplemented by an additional countercyclical capital buffer. In addition, Basel III introduces new short-term liquidity and term funding standards, as well as an international leverage ratio. The capital standards adopted by the Basel Committee and to be implemented in the United States also increase the capital requirements for specific types of exposures (including sub-investment grade securitization exposures) and requires that unconsolidated investments in financial entities (potentially including PNC’s investment in BlackRock), as well as mortgage servicing rights and deferred tax assets, above certain thresholds be deducted from regulatory capital.

In July 2011, the Basel Committee also issued a consultative document that would require globally systemically important banks to maintain additional Tier 1 common capital ranging between 1.0% to 2.5% of risk-weighted assets, with the actual required amount varying based on the firm’s global systemic importance as determined using five criteria (size, interconnectedness, lack of substitutability, cross-jurisdictional activity, and complexity).

Because implementation of the new Basel III capital and liquidity standards, as well as any additional heightened capital or liquidity standards that may be established by the Federal Reserve under the Dodd-Frank Act, remain subject to rulemaking in the U.S. and, in many cases, to extended observation and phase-in periods, the full effect of these standards on PNC is uncertain at this time.

Pursuant to the “Collins Amendment” to Dodd-Frank, the U.S. federal banking agencies recently adopted a final rule that requires the phase-out of trust preferred and other hybrid securities from Tier 1 regulatory capital, and also establishes a risk-based capital floor that is based on the regulatory capital standards generally applicable to all banking organizations.

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required could limit PNC’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in PNC taking steps to increase its capital that may be dilutive to shareholders or being limited in its ability to pay dividends or otherwise return capital to shareholders. In addition, the new liquidity standards could require PNC to increase its holdings of highly liquid short-term investments, thereby reducing PNC’s ability to invest in longer-term assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and acquisitions.

A failure to sustain reduced amounts of the provision for credit losses, which has benefitted results of operations in recent periods, could result in decreases in net income.

As was typical in the banking industry, the economic downturn that started in 2007 resulted in PNC experiencing high levels of provision for credit losses. In the quarters from the fourth quarter of 2008 through the second quarter of 2010, PNC’s provision for credit losses ranged from $751 million to $1.1 billion in each quarter. Subsequently, in part due to improvement in economic conditions, as well as actions taken by PNC to manage its portfolio, PNC’s provision for credit losses has declined substantially, reaching a level of $280 million in the second quarter of 2011. This decline in provision for credit losses has been a major contributor to PNC’s ability to maintain and grow its net income during this period. If PNC’s provision for credit losses were to rise back towards levels experienced during the height of the economic downturn, it would have an adverse effect on PNC’s net income and could result in lower levels of net income than PNC has reported in recent periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the second quarter of 2011 are included in the following table:

In thousands, except per share data

2011 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 – 30	115	$61.67		24,710
May 1 – 31	111	$61.98		24,710
June 1 – 30	99	$58.33		24,710
Total	325	$60.76
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the second quarter of 2011.
Effective	January 2011, employer matching contributions to the PNC Incentive Savings Plan were no longer made in PNC common stock, but rather in cash. Note 14 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2010 Form 10-K includes additional information regarding our employee benefit plans that use PNC common stock.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

2.2 and 10.73	Stock Purchase Agreement, dated as of June 19, 2011, among The PNC Financial Services Group, Inc., RBC USA Holdco Corporation and Royal Bank of Canada (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

Incorporated by reference to Exhibit 2.1 of PNC’s Current Report on Form 8-K filed June 20, 2011.

3.3 and 4.22	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011.

Incorporated by reference to Exhibit 3.1 of PNC’s Current Report on Form 8-K filed July 27, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC, at 100 F Street, N.E., Washington, DC 20549 at prescribed rates. The Exhibits are also available as part of this Form 10-Q on PNC’s corporate website at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of Exhibits, without charge, by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com. The interactive data file (XBRL) exhibit is only available electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 8, 2011 on its behalf by the undersigned thereunto duly authorized.

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

Where we have included web addresses in this Report, such as our web address and web addresses of the SEC, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

Financial Information We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on PNC’s corporate internet website at www.pnc.com/secfilings. Shareholders and bond holders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, and by contacting Shareholder Relations at 800-843-2206 or via email at investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.

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

	High	Low	Close	Cash Dividends Declared
2011 Quarter
First	$65.19	$59.67	$62.99	$.10
Second	64.37	55.56	59.61	.35
Total				$.45
2010 Quarter
First	$61.80	$50.46	$59.70	$.10
Second	70.45	56.30	56.50	.10
Third	62.99	49.43	51.91	.10
Fourth	61.79	50.69	60.72	.10
Total				$.40

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