Form 10-Q
period 2011-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2011-11-08
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 28, 2011, there were 526,112,070 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2011 Form 10-Q

FINANCIAL REVIEW

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2011	2010	2011	2010
Financial Results (a)
Revenue
Net interest income	$2,175	$2,215	$6,501	$7,029
Noninterest income	1,369	1,383	4,276	4,244
Total revenue	3,544	3,598	10,777	11,273
Noninterest expense	2,140	2,158	6,386	6,273
Pretax, pre-provision earnings from continuing operations (b)	1,404	1,440	4,391	5,000
Provision for credit losses	261	486	962	2,060
Income from continuing operations before income taxes and noncontrolling interests (pretax earnings)	$1,143	$954	$3,429	$2,940
Income from continuing operations before noncontrolling interests	$834	$775	$2,578	$2,204
Income from discontinued operations, net of income taxes (c)		328		373
Net income	$834	$1,103	$2,578	$2,577
Less:
Net income (loss) attributable to noncontrolling interests	4	2	(2)	(12)
Preferred stock dividends, including TARP (d)	4	4	32	122
Preferred stock discount accretion and redemptions, including redemption of TARP preferred stock discount accretion (d)		3	1	254
Net income attributable to common shareholders (d)	$826	$1,094	$2,547	$2,213
Diluted earnings per common share
Continuing operations	$1.55	$1.45	$4.79	$3.52
Discontinued operations (c)		.62		.72
Net income	$1.55	$2.07	$4.79	$4.24
Cash dividends declared per common share	$.35	$.10	$.80	$.30
Performance Ratios
Net interest margin (e)	3.89%	3.96%	3.92%	4.18%
Noninterest income to total revenue	39	38	40	38
Efficiency	60	60	59	56
Return on:
Average common shareholders’ equity	10.25	15.12	10.93	10.98
Average assets	1.24	1.65	1.31	1.30

See page 60 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings from continuing operations, a non-GAAP measure, is useful as a tool to help evaluate our ability to provide for credit costs through operations.
(c)	Includes results of operations for PNC Global Investment Servicing Inc. (GIS) through June 30, 2010 and the related after-tax gain on sale. We sold GIS effective July 1, 2010, resulting in a gain of $639 million, or $328 million after taxes, recognized during the third quarter of 2010. See Sale of PNC Global Investment Servicing in the Executive Summary section of the Financial Review section of this Report and Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements of this Report for additional information.
(d)	We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. The impact on diluted earnings per share was $.48 for the nine months ended September 30, 2010. Total dividends declared during the first nine months of 2010 included $89 million on the Series N Preferred Stock.
(e)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2011 and September 30, 2010 were $27 million and $22 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2011 and September 30, 2010 were $76 million and $59 million, respectively.

CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	September 30 2011	December 31 2010	September 30 2010
Balance Sheet Data (dollars in millions, except per share data)
Assets	$269,470	$264,284	$260,133
Loans (b) (c)	154,543	150,595	150,127
Allowance for loan and lease losses (b)	4,507	4,887	5,231
Interest-earning deposits with banks (b)	2,773	1,610	415
Investment securities (b)	62,105	64,262	63,461
Loans held for sale (c)	2,491	3,492	3,275
Goodwill and other intangible assets	10,156	10,753	10,518
Equity investments (b) (d)	9,915	9,220	10,137

Noninterest-bearing deposits	55,180	50,019	46,065
Interest-bearing deposits	132,552	133,371	133,118
Total deposits	187,732	183,390	179,183
Transaction deposits	143,015	134,654	128,197
Borrowed funds (b)	35,102	39,488	39,763
Shareholders’ equity	34,219	30,242	30,042
Common shareholders’ equity	32,583	29,596	29,394
Accumulated other comprehensive income (loss)	397	(431)	146

Book value per common share	61.92	56.29	55.91
Common shares outstanding (millions)	526	526	526
Loans to deposits	82%	82%	84%

Assets Under Administration (billions)
Discretionary assets under management	$103	$108	$105
Nondiscretionary assets under administration	99	104	101
Total assets under administration	202	212	206
Brokerage account assets	33	34	33
Total client assets	$235	$246	$239

Capital Ratios
Tier 1 common	10.5%	9.8%	9.6%
Tier 1 risk-based (e)	13.1	12.1	11.9
Total risk-based (e)	16.5	15.6	15.6
Leverage (e)	11.4	10.2	9.9
Common shareholders’ equity to assets	12.1	11.2	11.3

Asset Quality Ratios
Nonperforming loans to total loans	2.39%	2.97%	3.22%
Nonperforming assets to total loans, OREO and foreclosed assets	2.77	3.39	3.65
Nonperforming assets to total assets	1.59	1.94	2.12
Net charge-offs to average loans (for the three months ended) (annualized)	.95	2.09	1.61
Allowance for loan and lease losses to total loans	2.92	3.25	3.48
Allowance for loan and lease losses to nonperforming loans (f)	122	109	108
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(c)	Amounts include assets for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	Amounts include our equity interest in BlackRock.
(e)	The minimum US regulatory capital ratios under Basel I are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage. The well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage.
(f)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans do not include government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2010 Annual Report on Form 10-K (2010 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report, in our 2010 Form 10-K and in our first and second quarter 2011 Form 10-Qs: the Risk Management section of the Financial Review portion of the respective report; Item 1A Risk Factors included in the respective report; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes to Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Estimates And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 18 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income from continuing operations before noncontrolling interests as reported on a generally accepted accounting principles (GAAP) basis.

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

KEY STRATEGIC GOALS

We manage our company for the long term and focus on operating within a moderate risk profile while maintaining strong capital and liquidity positions, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business. For several quarters, PNC has been focused on managing towards a moderate risk profile. At this point, we have improved PNC’s risk profile to moderate which is primarily attributable to continued improvement in our credit profile as we have experienced overall positive trends in a number of key credit metrics such as the charge-off ratio, nonperforming assets and criticized exposures.

Our strategy to enhance shareholder value centers on driving growth in pre-tax, pre-provision earnings by achieving growth in revenue from our balance sheet and diverse business mix that exceeds growth in expenses controlled through disciplined cost management.

The primary drivers of revenue are the acquisition, expansion and retention of customer relationships. We strive to expand our customer base by offering convenient banking options and leading technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service, and managing a significantly enhanced branding initiative. This strategy is designed to give our customers choices based on their needs. Rather than striving to optimize fee revenue in the short term, our approach is focused on effectively growing targeted market share and “share of wallet.” We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

We are focused on our strategies for quality growth. We remain committed to maintaining a moderate risk philosophy characterized by disciplined credit management and limited exposure to earnings volatility resulting from interest rate fluctuations and the shape of the interest rate yield curve. We have made substantial progress in transitioning our balance sheet over the past two years, working to return to our moderate risk profile throughout our expanded franchise. Our actions have resulted in strong capital measures, created a well-positioned balance sheet, and helped us to maintain strong bank level liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

PENDING ACQUISITION OF RBC BANK (USA)

On June 19, 2011, PNC entered into a definitive agreement to acquire RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada, with 424 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The transaction is expected to add approximately $19 billion of deposits and $16 billion of loans to PNC’s Consolidated Balance Sheet and to close in March 2012, subject to customary closing conditions, including receipt of regulatory approvals. Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements of this Report and our Current Report on Form 8-K dated June 19, 2011 contain additional information regarding this pending acquisition.

PENDING ACQUISITION OF FLAGSTAR BRANCHES

On July 26, 2011, PNC signed a definitive agreement to acquire 27 branches in metropolitan Atlanta, Georgia from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc., and assume approximately $240 million of deposits associated with those branches based on balances as of June 30, 2011. Under the agreement, PNC will purchase 21 branches and lease six branches located in a seven-county area primarily north of Atlanta. Acquired real estate and fixed assets associated with the branches will be purchased for net book value, of approximately $42 million. No deposit premium will be paid and no loans will be acquired in the transaction, which is expected to close in December 2011 subject to customary closing conditions. PNC and Flagstar have both received regulatory approval in relation to the respective applications filed with the regulators.

BANKATLANTIC BRANCH ACQUISITION

Effective June 6, 2011, we acquired 19 branches from BankAtlantic in the Tampa, Florida area adding approximately $325 million of assets to our Consolidated Balance sheet, including $257 million in cash and $41 million of goodwill. In addition, we added $324 million of deposits in connection with this acquisition. Our Consolidated Income Statement includes the impact of the branch activity subsequent to our June 6, 2011 acquisition.

2011 CAPITAL AND LIQUIDITY ACTIONS

Our ability to take certain capital actions has been subject to the results of the supervisory assessment of capital adequacy undertaken by the Board of Governors of the Federal Reserve System (Federal Reserve) and our primary bank regulators as part of the capital adequacy assessment of the 19 bank holding companies that participate in the Supervisory Capital Assessment Program. As we announced on March 18, 2011, the Federal Reserve accepted the capital plan that we submitted for their review and did not object to our capital actions proposed as part of that plan.

On April 7, 2011, consistent with our capital plan submitted to the Federal Reserve earlier in 2011, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from $.10 per common share to $.35 per common share, which was paid on May 5, 2011. Additionally, also consistent with that capital plan, our Board of Directors confirmed that PNC may begin to purchase common stock under its existing 25 million share repurchase program in open market or privately negotiated transactions. We have submitted an updated capital plan reflecting the proposed acquisition of RBC Bank (USA) to the Federal Reserve for review and approval. We have placed on hold our plans to repurchase up to $500 million of common stock during the remainder of 2011 until we obtain regulatory approval for the RBC Bank (USA) acquisition, and will reevaluate share repurchase plans at that time. The discussion of capital within the Consolidated Balance Sheet Review section of this Financial Review includes additional information regarding our common stock repurchase program.

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

On September 19, 2011, PNC Funding Corp issued $1.25 billion of senior notes due September 2016. Interest is paid semi-annually at a fixed rate of 2.70%. The offering resulted in gross proceeds to us before offering related expenses of $1.24 billion. We intend to use the net proceeds from this offering for general corporate purposes, including funding for the pending RBC Bank (USA) acquisition.

On October 14, 2011, we announced that November 15, 2011 will be the redemption date of $750 million of trust preferred securities issued by National City Capital Trust II with a current distribution rate of 6.625% and an original scheduled maturity date of November 15, 2036. The redemption price will be $25 per trust preferred security plus any accrued and unpaid distributions to the redemption date of November 15, 2011. The redemption will result in a noncash charge for the unamortized discount of $198 million in the fourth quarter of 2011.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

There have been numerous legislative and regulatory developments and dramatic changes in the competitive landscape of our industry over the last several years.

The United States and other governments have undertaken major reform of the regulation of the financial services industry, including engaging in new efforts to impose requirements designed to strengthen the stability of the financial system and protect consumers and investors from financial abuse. We expect to face further increased regulation of our industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with new regulations will increase our costs and reduce our revenue. Some new regulations may limit our ability to pursue certain desirable business opportunities.

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

A number of reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including PNC, do business. We provide additional information on a number of these provisions (including new consumer protection regulation, enhanced capital requirements, limitations on investment in and sponsorship of funds, risk retention by securitization participants, new regulation of derivatives, potential applicability of state consumer protection laws, and limitations on interchange fees) and some of their potential impacts on PNC in Item 1A Risk Factors included in Part II of our second quarter 2011 Form 10-Q.

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

The Federal Reserve and the Office of the Comptroller of the Currency (OCC), together with the FDIC and others, conducted a publicly-disclosed interagency horizontal review of residential mortgage servicing operations at PNC and thirteen other federally regulated mortgage servicers. As a result of that review, in April 2011 PNC entered into a consent order with the Federal Reserve and PNC Bank, National

Association (PNC Bank) entered into a consent order with the OCC. Collectively, these consent orders describe certain foreclosure-related practices and controls that the regulators found to be deficient and require PNC and PNC Bank to, among other things, develop and implement plans and programs to enhance PNC’s residential mortgage servicing and foreclosure processes, retain an independent consultant to review certain residential mortgage foreclosure actions, take certain remedial actions, and oversee compliance with the orders and the new plans and programs. The independent consultant’s review is underway, and PNC is committed to meeting all applicable legal or regulatory requirements. The two orders do not preclude the potential for civil money penalties from either of these regulators.

Other governmental, legislative and regulatory inquiries on this topic are ongoing, and may result in significant additional actions, penalties or other remedies.

For additional information, including with respect to some of these other ongoing governmental, legislative and regulatory inquiries, please see Note 16 Legal Proceedings and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in this Report and in our second quarter 2011 Form 10-Q and see our Current Report on Form 8-K dated April 14, 2011, and Item 1A Risk Factors in our 2010 Form 10-K.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	General economic conditions, including the continuity, speed and stamina of the moderate economic recovery in general and on our customers in particular,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for non-loan products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined elsewhere in this Report, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Progress towards closing the pending RBC Bank (USA) and Flagstar branches acquisitions,
•	Revenue growth and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Managing the distressed assets portfolio and other impaired assets,
•	Improving our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to maintain our desired moderate risk profile,
•	Actions we take within the capital and other financial markets, and
•	The impact of legal and regulatory contingencies.

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

INCOME STATEMENT HIGHLIGHTS

•	Strong third quarter 2011 results reflected growth in clients, loans and deposits with improving credit quality and disciplined expense management.
•	Net interest income of $2.2 billion for the third quarter 2011 decreased $40 million compared with third quarter 2010 primarily due to the impact of lower purchase accounting accretion.
•	Noninterest income of $1.4 billion for third quarter 2011 declined $14 million compared to third quarter 2010.
•	The provision for credit losses of $261 million for the third quarter declined from $486 million in the third quarter of 2010 as overall credit quality continued to improve.
•

Noninterest expense of $2.1 billion declined $18 million compared with the third quarter of 2010 reflecting the impact of integration costs during the third quarter of 2010 partially offset by various nominal increases in expenses incurred in the third quarter of 2011.

CREDIT QUALITY HIGHLIGHTS

•	Overall credit quality continued to improve in the third quarter of 2011.
•	Nonperforming assets declined $825 million, or 16 percent, to $4.3 billion at September 30, 2011 compared with December 31, 2010.
•

Accruing loans past due decreased 5% to $4.3 billion at September 30, 2011 from $4.5 billion at December 31, 2010. Balances generally declined with the exception of government insured loans, primarily other consumer education, and home equity, which increased.

•	Net charge-offs declined to $365 million in the third quarter compared with $614 million in the third quarter of 2010.
•	The allowance for loan and lease losses was 2.92% of total loans and 122% of nonperforming loans as of September 30, 2011 compared with 3.25% and 109% as of December 31, 2010.

BALANCE SHEET HIGHLIGHTS

•	PNC grew clients throughout its businesses during the third quarter of 2011.
•

Retail banking net checking relationships grew by 95,000 during the third quarter of 2011 and 49,000 in the third quarter of 2010. Net new checking relationships grew by 225,000 in the first nine months of 2011, excluding the impact of the second quarter 2011 acquisition of branches from BankAtlantic.

•	New client acquisitions in Corporate Banking are on pace to exceed the 1,000 new primary client goal for 2011 and increased 10 percent over the third quarter of 2010.
•	Asset Management Group delivered its highest levels of the year in new sales, new primary clients and referrals from PNC’s retail, corporate and commercial bankers during the third quarter of 2011.
•	Total loans of $155 billion at September 30, 2011 grew $3.9 billion compared with December 31, 2010.

•	Commercial lending grew $5.3 billion, which was partially offset by a $1.4 billion decline in consumer lending.
•	Loans and commitments originated and renewed totaled approximately $39 billion in the third quarter of 2011, including $1 billion of small business loans.
•	Total deposits were $188 billion at September 30, 2011, up $4.3 billion from December 31, 2010.
•	Transaction deposits increased $8.4 billion to $143 billion compared with December 31, 2010.
•	Higher cost retail certificates of deposit continued to decline with a net reduction of $2.0 billion, or 6 percent, in the third quarter.
•

PNC’s high quality balance sheet reflected a moderate risk profile, remained core funded with a loans to deposits ratio of 82 percent at September 30, 2011, and had strong capital and liquidity positions to support growth.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the first nine months and third quarters of 2011 and 2010 and balances at September 30, 2011 and December 31, 2010, respectively.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at September 30, 2011 compared with December 31, 2010.

Total average assets were $263.5 billion for the first nine months of 2011 compared with $265.4 billion for the first nine months of 2010. Average interest-earning assets were $223.0 billion for the first nine months of 2011, compared with $225.1 billion in the first nine months of 2010. In both comparisons, the declines were primarily driven by a $4.5 billion decrease in average total loans partially offset by a $2.9 billion increase in average total investment securities. The overall decline in average loans reflected lower loan demand, loan repayments, dispositions and net charge-offs. The increase in total investment securities reflected net investments of excess liquidity primarily in agency residential mortgage-backed securities.

Average total loans decreased $4.5 billion, to $150.6 billion for the first nine months of 2011 compared with the first nine months of 2010. The decrease in average total loans primarily reflected declines in commercial real estate of $4.2 billion and residential real estate of $3.2 billion, partially offset by a $3.6 billion increase in commercial loans. Commercial real estate loans declined due to loan sales, paydowns, and charge-offs. The decrease in residential real estate was impacted by portfolio management activities, paydowns and net charge-offs. Commercial loans increased due to a combination of new client acquisition and improved utilization. Loans represented 68% of average interest-earning assets for the first nine months of 2011 and 69% of average interest-earning assets for the first nine months of 2010.

Average securities available for sale increased $1.5 billion, to $50.9 billion, in the first nine months of 2011 compared with the first nine months of 2010. Average agency residential mortgage-backed securities increased $4.2 billion, asset-backed securities increased $1.2 billion and other debt securities increased $1.1 billion in the comparison while US Treasury and government agency securities decreased $3.4 billion and non-agency residential mortgage-backed securities declined $1.9 billion. The impact of purchases of agency residential mortgage-backed securities and other debt was partially offset by paydowns, sales and transfers of other security types.

Average securities held to maturity increased $1.4 billion, to $8.5 billion, in the first nine months of 2011 compared with the first nine months of 2010. The increase primarily reflected the transfer during the second quarter of 2011 of securities with a fair value of $3.4 billion from available for sale to held to maturity, including $2.8 billion of agency residential mortgage-backed securities, $285 million of agency commercial mortgage-backed securities and $365 million of agency guaranteed other debt securities, and the transfer during the third quarter of 2011 of securities with a fair value of $2.9 billion from available for sale to held to maturity, including $1.9 billion of agency residential mortgage-backed securities and $323 million of agency commercial mortgage-backed securities. These transfers were the primary cause for the increases of $.8 billion in average commercial mortgage-backed securities and $1.7 billion in average residential mortgage-backed securities in the first nine months of 2011 compared with the first nine months of 2010. These increases more than offset a $1.4 billion decrease in average asset-backed securities in the comparison.

Total investment securities comprised 27% of average interest-earning assets for the first nine months of 2011 and 25% for the first nine months of 2010.

Average noninterest-earning assets totaled $40.5 billion in the first nine months of 2011 compared with $40.3 billion in the first nine months of 2010.

Average total deposits were $181.9 billion for the first nine months of 2011 compared with $182.0 billion for the first nine months of 2010. Average deposits remained flat from the prior year period primarily as a result of decreases of $9.1 billion in average retail certificates of deposit and $.5 billion in average other time deposits, which were offset by increases of $6.2 billion in average noninterest-bearing deposits, $2.1 billion in average demand deposits and $1.1 billion in average savings deposits. Total deposits at September 30, 2011 were $187.7 billion compared with $183.4 billion at December 31, 2010 and are further discussed within the Consolidated Balance Sheet Review section of this Report.

Average total deposits represented 69% of average total assets for the first nine months of both 2011 and 2010.

Average transaction deposits were $136.0 billion for the first nine months of 2011 compared with $127.2 billion for the first nine months of 2010. The continued execution of the retail deposit strategy and customer preference for liquidity contributed to the year-over-year increase in average balances. In addition, commercial and corporate deposit growth has been very strong, particularly in the third quarter 2011. The prolonged period of low interest rates has led to a preference for liquidity by commercial and corporate customers as well; this, combined with the attraction of FDIC insurance, has resulted in an industry-wide trend of commercial customers maintaining higher levels of noninterest-bearing demand deposits.

Average borrowed funds were $35.7 billion for the first nine months of 2011 compared with $40.8 billion for the first nine months of 2010. Maturities of Federal Home Loan Bank (FHLB) borrowings drove the decline compared with the first nine months of 2010. Total borrowed funds at September 30, 2011 were $35.1 billion compared with $39.5 billion at December 31, 2010 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $2.1 billion for the first nine months of 2011 and $2.0 billion for the first nine months of 2010. Highlights of results for the third quarters of 2011 and 2010 are included below. The Business Segments Review section of this Financial Review includes a Results of Business-Summary table and further analysis of our business segment results over the first nine months of 2011 and 2010 including presentation differences from Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

We provide a reconciliation of total business segment earnings to PNC consolidated income from continuing operations before noncontrolling interests as reported on a GAAP basis in Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Retail Banking

Retail Banking earned $59 million in the first nine months of 2011 compared with earnings of $100 million for the same period a year ago. Earnings declined from the prior year as lower revenues from the impact of Regulation E rules related to overdraft fees and a low interest rate environment were partially offset by a lower provision for credit losses. Retail Banking continued to maintain its focus on growing customers and deposits, improving customer and employee satisfaction, investing in the business for future growth, and disciplined expense management during this period of market and economic uncertainty.

Retail Banking earned $33 million for the third quarter of 2011 compared with a loss of $4 million for third quarter 2010. The increase over third quarter 2010 resulted from a lower provision for credit losses somewhat offset by a decline in revenue from the impact of Regulation E rules related to overdraft fees and lower net interest income.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $1.3 billion in the first nine months of 2011 and 2010. The comparison was impacted by a lower provision for credit losses in 2011, offset by a decline in net interest income and lower commercial mortgage loan servicing income combined with higher commercial mortgage servicing rights impairment. We continued to focus on adding new clients and increased our cross selling to serve our clients’ needs, particularly in the western markets, and remained committed to strong expense discipline.

Corporate & Institutional Banking earned $419 million in the third quarter of 2011 compared with $435 million in the third quarter of 2010. The decline from 2010 was impacted by a higher provision for credit losses that more than offset an increase in revenue.

Asset Management Group

Asset Management Group earned $124 million in the first nine months of 2011 compared with $109 million in the first nine months of 2010. Assets under administration were $202 billion at September 30, 2011. Earnings for the first nine months of 2011 reflected a benefit from the provision for credit losses and growth in noninterest income. Noninterest expense increased due to continued investments in the business including additional headcount and the roll-out of our new reporting technology, PNC Wealth InsightSM. The core growth strategies for the business include: increasing channel penetration; investing in higher growth geographies; and investing in differentiated client-facing technology such as PNC Wealth InsightSM. During the first nine months of 2011, the business delivered strong sales production, grew high value clients and benefitted from significant referrals from other PNC lines of business. Over time, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income.

Asset Management Group earned $33 million in the third quarter of 2011 compared with $43 million in the third quarter of 2010. The earnings decline in the comparison with third quarter 2010 was primarily attributable to higher noninterest expense from strategic business investments. During the third quarter of 2011, the business delivered its highest levels of the year in new sales, referrals and new primary client acquisition. In addition, PNC Wealth InsightSM has now reached 12,000 clients and new clients continue to be enrolled.

Residential Mortgage Banking

Residential Mortgage Banking earned $148 million in the first nine months of 2011 compared with $266 million in the first nine months of 2010. Earnings declined from the prior year period primarily as a result of higher noninterest expense, lower net interest income and a higher provision for credit losses.

Residential Mortgage Banking earned $22 million in the third quarter of 2011 compared with $97 million in the third quarter of 2010. The decline in earnings from the prior year third quarter primarily resulted from higher noninterest expense and lower net hedging gains on mortgage servicing rights.

BlackRock

Our BlackRock business segment earned $271 million in the first nine months of 2011 and $253 million in the first nine months of 2010. Third quarter 2011 business segment earnings from BlackRock were $92 million compared with $99 million in the third quarter of 2010. The lower business segment earnings from BlackRock for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to a decrease in PNC’s share of BlackRock earnings.

Distressed Assets Portfolio

This business segment consists primarily of acquired non-strategic assets. The business activities of the segment are focused on maximizing value when exiting the under-performing portion of the portfolio. Distressed Assets Portfolio had earnings of $202 million for the first nine months of 2011 compared with $14 million in the first nine months of 2010. The increase was driven primarily by a lower provision for credit losses partially offset by a decline in net interest income.

Distressed Assets Portfolio segment had earnings of $93 million for the third quarter of 2011 compared with $20 million for the third quarter of 2010. The increase from the third quarter 2010 resulted from a lower provision for credit losses.

Other

“Other” reported earnings of $475 million for the nine months of 2011 compared with earnings of $211 million for the first nine months of 2010. The increase in earnings over the first nine months of 2010 primarily reflected the impact of integration costs incurred in the 2010 period.

“Other” reported earnings of $142 million in the third quarter of 2011 and $85 million in the third quarter of 2010. The increase in earnings over the third quarter of 2010 primarily reflected the impact of integration costs incurred in the 2010 period.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for both the first nine months of 2011 and 2010 was $2.6 billion. Net income for the third quarter of 2011 was $.8 billion compared with $1.1 billion for the third quarter of 2010. Net income for third quarter 2010 included the $328 million after-tax gain on our sale of GIS. Strong earnings for the first nine months and third quarter of 2011 reflected growth in customers, loans and deposits with improving overall credit quality and disciplined expense management.

Total revenue for the first nine months of 2011 was $10.8 billion compared with $11.3 billion for the first nine months of 2010. Total revenue for the third quarter of 2011 was $3.5 billion compared with $3.6 billion for the third quarter of 2010. The decline in both comparisons reflected lower net interest income in the 2011 periods attributable to lower purchase accounting accretion.

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2011	2010	2011	2010
Net interest income	$2,175	$2,215	$6,501	$7,029
Net interest margin	3.89%	3.96%	3.92%	4.18%

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

The decreases in net interest income and net interest margin compared with both the third quarter of 2010 and the first nine months of 2010 were primarily attributable to lower purchase accounting accretion. A decline in average loan balances and the low interest rate environment, partially offset by lower funding costs, also contributed to the decrease in the nine month periods.

The net interest margin was 3.92% for the first nine months of 2011 and 4.18% for the first nine months of 2010. The following factors impacted the comparison:

•	A 43 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 38 basis points.
•

These factors were partially offset by a weighted-average 16 basis point decline in the rate accrued on interest-bearing liabilities. The rate accrued on interest-bearing deposits, the largest component, decreased 19 basis points, the impact of which was partially offset by a 9 basis point increase in the rate accrued on total borrowed funds.

The net interest margin was 3.89% for the third quarter of 2011 and 3.96% for the third quarter of 2010. The following factors impacted the comparison:

•	A 30 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 24 basis points.
•	These factors were partially offset by a weighted-average 24 basis point decline in the rate accrued on interest-bearing liabilities.

We expect our fourth quarter 2011 net interest income to remain stable compared to third quarter 2011 as core net interest income should continue to grow offset by the expected decline in purchase accounting accretion. Approximately $6 billion of higher cost retail consumer CDs are scheduled to mature in the fourth quarter of 2011 at a weighted-average rate of about 2%. We expect that these will be redeemed or re-priced on average at a significantly lower rate, which will benefit our funding costs.

NONINTEREST INCOME

Noninterest income totaled $4.3 billion for the first nine months of 2011 and $4.2 billion for the first nine months of 2010. Noninterest income was $1.4 billion for the third quarter of both 2011 and 2010. Noninterest income for the third quarter of 2011 reflected higher asset management fees that were offset by lower service charges on deposits from the impact of Regulation E rules pertaining to overdraft fees and lower residential mortgage banking revenue.

Asset management revenue, including BlackRock, increased $87 million to $838 million in the first nine months of 2011 compared with the first nine months of 2010. Asset management revenue was $287 million in the third quarter of 2011 compared with $249 million in the third quarter of 2010. These increases were driven by strong sales performance in both comparisons and by higher equity earnings from our BlackRock investment in the year-to-date comparison. Discretionary assets under management at September 30, 2011 totaled $103 billion compared with $105 billion at September 30, 2010.

For the first nine months of 2011, consumer services fees totaled $974 million compared with $939 million in the first nine months of 2010. Consumer services fees were $330 million in the third quarter of 2011 compared with $328 million in the third quarter of 2010. The increases reflected higher volume-related transaction fees, such as debit and credit cards and merchant services.

Corporate services revenue totaled $632 million in the first nine months of 2011 and $712 million in the first nine months of 2010. Corporate services revenue was $187 million in the third quarter of 2011 compared with $183 million in the third quarter of 2010. Higher commercial mortgage servicing rights impairment charges drove the year-to-date decline, while the quarterly comparison was essentially flat. Corporate services fees include the noninterest component of treasury management fees, which continued to be a strong contributor to revenue.

Residential mortgage revenue totaled $556 million in the first nine months of 2011 and $542 million in the first nine months of 2010. Third quarter 2011 residential mortgage revenue totaled $198 million compared with $216 million in the third quarter of 2010. Higher loans sales revenue drove the year-to-date comparison, while lower servicing fees and lower net hedging gains on mortgage servicing rights were reflected in the quarterly decline.

Service charges on deposits totaled $394 million for the first nine months of 2011 and $573 million for the first nine months of 2010. Service charges on deposits totaled $140 million for the third quarter of 2011 and $164 million for third quarter of 2010. The decline in both comparisons resulted primarily from the impact of Regulation E rules pertaining to overdraft fees.

Net gains on sales of securities totaled $187 million for the first nine months of 2011 and $358 million for the first nine months of 2010. Net gains on sales of securities were $68 million for the third quarter of 2011 and $121 million for third quarter of 2010.

The net credit component of OTTI of securities recognized in earnings was a loss of $108 million in the nine months of 2011, including $35 million in the third quarter, compared with losses of $281 million and $71 million, respectively for the same periods in 2010.

Other noninterest income totaled $803 million for the first nine months of 2011 compared with $650 million for the first nine months of 2010. Other noninterest income totaled $194 million for third quarter of 2011 compared with $193 million for third quarter of 2010. Both increases over the comparable 2010 periods were driven by several individually insignificant items.

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

Looking to fourth quarter 2011, we see opportunities for growth in our fee-based revenues as a result of our larger franchise, our ability to cross-sell our products and services to existing clients and our progress in adding new clients. At the same time, we will see the continued impact of ongoing regulatory reforms. The Dodd-Frank limits related to interchange rates on debit card transactions were effective October 1, 2011 and are expected to have a negative impact on revenues of approximately $75 million in the fourth quarter of 2011 and an additional incremental reduction in future periods’ annual revenue of approximately $175 million, based on expected 2011 transaction volumes. In addition, in the fourth quarter of 2011 we do not expect impairments of a similar magnitude for commercial mortgage servicing rights as experienced in the third quarter of 2011. We believe noninterest income in the fourth quarter should be relatively flat compared to the current third quarter level. The diversity of our revenue streams should enable us to achieve a solid performance in an environment that will continue to be affected by regulatory reform headwinds and implementation challenges.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial real estate loan servicing for customers in all business segments. A portion of the revenue and expense related to these products is reflected in Corporate & Institutional Banking and the remainder is reflected in the results of other businesses. The Other Information section in the Corporate & Institutional Banking table in the Business Segments Review section of this Financial Review includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $891 million for the first nine months of 2011 and $915 million for the first nine months of 2010. For the third quarter of 2011, treasury management revenue was $298 million compared with $320 million for the third quarter of 2010. Declining deposit spreads more than offset increases in core processing products, such as lockbox and information reporting, and in growth products such as commercial card and healthcare related services.

Revenue from capital markets-related products and services totaled $462 million in the first nine months of 2011 compared with $401 million in the first nine months of 2010. Third quarter 2011 revenue was $158 million compared with $116 million for the third quarter of 2010. Both comparisons were driven by higher valuations on derivatives executed for clients, higher sales volumes and an increase in merger and acquisition advisory fees.

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

Commercial mortgage banking activities resulted in revenue of $26 million in the first nine months of 2011 compared with $146 million in the first nine months of 2010. For the third quarter of 2011, losses from commercial mortgage banking activities totaled $27 million compared with losses of $16 million for the third quarter of 2010. The decline in the nine month comparison was primarily due to a reduction in the value of commercial mortgage servicing rights largely driven by lower interest rates and higher loan prepayment rates. The nine months of 2010 included a higher level of ancillary commercial mortgage servicing fees and revenue from a duplicative agency servicing operation that was sold last year which contributed to the year-over-year decrease. Income from commercial mortgage loans held for sale benefited the nine month comparison.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $1.0 billion for the first nine months of 2011 compared with $2.1 billion for the first nine months of 2010. The provision for credit losses totaled $261 million for the third quarter of 2011 compared with $486 million for the third quarter of 2010. The decline in both comparisons was driven by overall credit quality improvement and continuation of actions to reduce exposure levels.

We expect our provision for credit losses in the fourth quarter of 2011 to remain relatively consistent with the third quarter 2011 level.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Noninterest expense was $6.4 billion for the first nine months of 2011 and $6.3 billion for the first nine months of 2010. Noninterest expense totaled $2.1 billion for the third quarter of 2011 and declined $18 million compared with noninterest expense for the third quarter of 2010. The decline reflects the impact of integration costs during the third quarter of 2010 partially offset by various nominal increases in expenses incurred in the third quarter of 2011. Integration costs included in noninterest expense totaled $309 million for the first nine months of 2010, including $96 million in the third quarter of that year. Noninterest expense for the first nine months of 2011 included higher foreclosure-related costs and, in the second quarter, the impact of approximately $40 million related to accruals for legal contingencies primarily associated with pending lawsuits net of anticipated insurance recoveries.

Apart from the possible impact of legal and regulatory contingencies and the impact of the $198 million non-cash charge for the unamortized discount related to redemption of $750 million of trust preferred securities during the fourth quarter of 2011, we expect that total noninterest expense for fourth quarter 2011 will be relatively consistent with third quarter 2011 expenses. This expectation reflects the shift in the deposit insurance base calculations from deposits to average assets less Tier 1 capital which was effective April 1, 2011 under Dodd Frank. The difference in premium is not material.

EFFECTIVE INCOME TAX RATE

The effective income tax rate was 24.8% in the first nine months of 2011 compared with 25.0% in the first nine months of 2010. For the third quarter of 2011, our effective income tax rate was 27.0% compared with 18.8% for the third quarter of 2010. The lower rate in the third quarter of 2010 was primarily the result of a tax benefit of $89 million related to a favorable IRS ruling that resolved a prior tax position. We anticipate that the effective income tax rate will be approximately 27% for the fourth quarter of 2011.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	Sept. 30 2011	Dec. 31 2010
Assets
Loans	$154,543	$150,595
Investment securities	62,105	64,262
Cash and short-term investments	11,521	10,437
Loans held for sale	2,491	3,492
Goodwill and other intangible assets	10,156	10,753
Equity investments	9,915	9,220
Other, net	18,739	15,525
Total assets	$269,470	$264,284
Liabilities
Deposits	$187,732	$183,390
Borrowed funds	35,102	39,488
Other	9,394	8,568
Total liabilities	232,228	231,446
Total shareholders’ equity	34,219	30,242
Noncontrolling interests	3,023	2,596
Total equity	37,242	32,838
Total liabilities and equity	$269,470	$264,284

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in this Report.

The increase in total assets at September 30, 2011 compared with December 31, 2010 was primarily due to an increase in loans and other assets, partially offset by a decrease in investment securities.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances of $154.5 billion at September 30, 2011 and $150.6 billion at December 31, 2010 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums of $2.4 billion at September 30, 2011 and $2.7 billion at December 31, 2010, respectively. The balances do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on the purchased impaired loans.

Loans increased $3.9 billion as of September 30, 2011 compared with December 31, 2010. Growth in commercial loans of $7.1 billion and auto loans of $1.5 billion was partially offset by declines of $1.5 billion in commercial real estate loans, $1.3 billion of residential real estate loans and $1.1 billion of home equity loans compared with year end. Commercial loans increased due to a combination of new client acquisition and improved utilization. Auto loans increased due to the expansion of sales force and product introduction to acquired markets, as well as overall increases in auto sales. Commercial and residential real estate loans declined due to loan sales, paydowns, and charge-offs. Home equity loans declined during the first nine months of 2011 as paydowns, charge-offs, and portfolio management activities exceeded new loan production and draws on existing lines.

Loans represented 57% of total assets at September 30, 2011 and December 31, 2010. Commercial lending represented 55% of the loan portfolio at September 30, 2011 and 53% at December 31, 2010. Consumer lending represented 45% at September 30, 2011 and 47% at December 31, 2010.

Commercial real estate loans represented 6% of total assets at September 30, 2011 and 7% of total assets at December 31, 2010.

Details Of Loans

In millions	Sept. 30 2011	Dec. 31 2010
Commercial
Retail/wholesale trade	$11,287	$9,901
Manufacturing	10,980	9,334
Service providers	9,326	8,866
Real estate related (a)	8,073	7,500
Financial services	5,676	4,573
Health care	4,668	3,481
Other industries	12,240	11,522
Total commercial	62,250	55,177
Commercial real estate
Real estate projects	10,936	12,211
Commercial mortgage	5,477	5,723
Total commercial real estate	16,413	17,934
Equipment lease financing	6,186	6,393
TOTAL COMMERCIAL LENDING (b)	84,849	79,504
Consumer
Home equity
Lines of credit	22,677	23,473
Installment	10,486	10,753
Residential real estate
Residential mortgage	14,022	15,292
Residential construction	633	707
Credit card	3,785	3,920
Other consumer
Education	9,154	9,196
Automobile	4,447	2,983
Other	4,490	4,767
TOTAL CONSUMER LENDING	69,694	71,091
Total loans	$154,543	$150,595
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Construction loans with interest reserves, and A/B Note restructurings are not significant to PNC.

Total loans above include purchased impaired loans of $6.9 billion, or 4% of total loans, at September 30, 2011, and $7.8 billion, or 5% of total loans, at December 31, 2010.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $104 billion for the first nine months of 2011.

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

Higher Risk Loans

Our loan portfolio includes certain loans deemed to be higher risk and therefore more likely to result in credit losses. As of September 30, 2011, we established specific and pooled reserves on the total commercial lending category of $2.2 billion. This commercial lending reserve included what we believe to be appropriate loss coverage on the higher risk commercial loans in the total commercial portfolio. The commercial lending reserve represented 49% of the total ALLL of $4.5 billion at that date. The remaining 51% of ALLL pertained to the total consumer lending category. This category of loans is more homogenous in nature and has certain characteristics that can be assessed at a total portfolio level in terms of loans representing higher risk. We do not consider government insured or guaranteed loans to be higher risk as defaults are materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and

Letters of Credit in our Notes To Consolidated Financial Statements included in this Report.

Information related to purchased impaired loans, purchase accounting accretion and accretable net interest recognized during the first nine months of 2011 and 2010 follows.

Total Purchase Accounting Accretion

	Three months ended September 30		Nine months ended September 30
In millions	2011	2010	2011	2010
Non-impaired loans	$68	$70	$208	$293
Impaired loans
Scheduled accretion	166	187	512	710
Excess cash recoveries	72	111	193	350
Reversal of contractual interest on impaired loans	(99)	(138)	(293)	(408)
Total impaired loans	139	160	412	652
Securities	15	15	38	39
Deposits	90	122	281	433
Borrowings	(20)	(42)	(76)	(112)
Total	$292	$325	$863	$1,305

Total Remaining Purchase Accounting Accretion

In billions	Sept. 30 2011	Dec. 31 2010
Non-impaired loans	$1.0	$1.2
Impaired loans	2.3	2.2
Total loans (gross)	3.3	3.4
Securities	.4	.5
Deposits	.2	.5
Borrowings	(1.0)	(1.1)
Total	$2.9	$3.3

Accretable Net Interest – Purchased Impaired Loans

In billions	2011	2010
January 1	$2.2	$3.5
Accretion	(.5)	(.7)
Excess cash recoveries	(.2)	(.4)
Net reclassifications to accretable from non-accretable	.9	.1
Disposals	(.1)	(.2)
September 30	$2.3	$2.3

Valuation of Purchased Impaired Loans

	September 30, 2011		December 31, 2010
Dollars in billions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$1.1		$1.8
Purchased impaired mark	(.2)		(.4)
Recorded investment	.9		1.4
Allowance for loan losses	(.2)		(.3)
Net investment	.7	64%	1.1	61%
Consumer and residential mortgage loans:
Unpaid principal balance	6.8		7.9
Purchased impaired mark	(.8)		(1.5)
Recorded investment	6.0		6.4
Allowance for loan losses	(.8)		(.6)
Net investment	5.2	76%	5.8	73%
Total purchased impaired loans:
Unpaid principal balance	7.9		9.7
Purchased impaired mark	(1.0)		(1.9)
Recorded investment	6.9		7.8
Allowance for loan losses	(1.0)		(.9)
Net investment	$5.9	75%	$6.9	71%

The unpaid principal balance of purchased impaired loans declined from $9.7 billion at December 31, 2010 to $7.9 billion at September 30, 2011 due to payments, disposals, and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at September 30, 2011 was $1.0 billion, which was a decline from $1.9 billion at December 31, 2010. The associated allowance for loan losses increased slightly by $.1 billion to $1.0 billion at September 30, 2011. The net investment of $6.9 billion at December 31, 2010 declined 14% to $5.9 billion at September 30, 2011. At September 30, 2011, our largest individual purchased impaired loan had a recorded investment of $25 million.

We currently expect to collect total cash flows of $8.2 billion on purchased impaired loans, representing the $5.9 billion net investment at September 30, 2011 and the accretable net interest of $2.3 billion shown in the Accretable Net Interest-Purchased Impaired Loans table. These represent the net future cash flows on purchased impaired loans, as contractual interest will be reversed.

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

	September 30, 2011	December 31, 2010
Commercial / commercial real estate (a)	$65,497	$59,256
Home equity lines of credit	18,613	19,172
Credit card	15,699	14,725
Other	3,427	2,652
Total	$103,236	$95,805
(a)	Less than 3% of these amounts at each date relate to commercial real estate.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $19.7 billion at September 30, 2011 and $16.7 billion at December 31, 2010.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $701 million at September 30, 2011 and $458 million at December 31, 2010 and are included in the preceding table primarily within the “Commercial / commercial real estate” category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $10.9 billion at September 30, 2011 and $10.1 billion at December 31, 2010. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

INVESTMENT SECURITIES

Details of Investment Securities

In millions	Amortized Cost	Fair Value
September 30, 2011
Securities Available for Sale
Debt securities
US Treasury and government agencies	$3,397	$3,751
Residential mortgage-backed
Agency	26,963	27,683
Non-agency	6,949	5,988
Commercial mortgage-backed
Agency	956	991
Non-agency	2,646	2,646
Asset-backed	3,914	3,751
State and municipal	1,714	1,728
Other debt	2,741	2,825
Corporate stocks and other	352	352
Total securities available for sale	$49,632	$49,715
Securities Held to Maturity
Debt securities
US Treasury and government agencies	$219	$256
Residential mortgage-backed (agency)	4,588	4,692
Commercial mortgage-backed
Agency	1,290	1,331
Non-agency	3,770	3,871
Asset-backed	1,489	1,508
State and municipal	670	689
Other debt	364	377
Total securities held to maturity	$12,390	$12,724
December 31, 2010
Securities Available for Sale
Debt securities
US Treasury and government agencies	$5,575	$5,710
Residential mortgage-backed
Agency	31,697	31,720
Non-agency	8,193	7,233
Commercial mortgage-backed
Agency	1,763	1,797
Non-agency	1,794	1,856
Asset-backed	2,780	2,582
State and municipal	1,999	1,957
Other debt	3,992	4,077
Corporate stocks and other	378	378
Total securities available for sale	$58,171	$57,310
Securities Held to Maturity
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$4,490
Asset-backed	2,626	2,676
Other debt	10	11
Total securities held to maturity	$6,952	$7,177

The carrying amount of investment securities totaled $62.1 billion at September 30, 2011, a decrease of $2.2 billion, or 3%, from $64.3 billion at December 31, 2010. The decline resulted from principal payments and net sales activity related to US Treasury and government agency and non-agency residential mortgage-backed securities. Investment securities represented 23% of total assets at September 30, 2011 and 24% of total assets at December 31, 2010.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 62% of the investment securities portfolio at September 30, 2011.

During the third quarter of 2011, we transferred securities with a fair value of $2.9 billion from available for sale to held to maturity. The securities transferred included $1.9 billion of agency residential mortgage-backed securities, $323 million of agency commercial mortgage-backed securities, and $662 million of state and municipal debt securities. We changed our intent and committed to hold these high-quality securities to maturity. The reclassification was made at fair value at the date of transfer, resulting in no impact on net income. Net pretax unrealized gains in accumulated other comprehensive income totaled $143 million at the transfer date and will be accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of a premium.

In the second quarter of 2011, we transferred available for sale securities with a fair value of $3.4 billion to the held to maturity portfolio. The reclassification was made at fair value at the date of transfer. Net pretax unrealized gains in accumulated other comprehensive income totaled $40 million at the transfer date and will be accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of a premium.

At September 30, 2011, the securities available for sale portfolio included a net unrealized gain of $83 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2010 was a net unrealized loss of $861 million. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The improvement in the net unrealized pretax loss compared with December 31, 2010 was primarily due to the effect of lower market interest rates. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss from continuing operations, net of tax.

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

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 3.9 years at September 30, 2011 and 4.7 years at December 31, 2010.

We estimate that, at September 30, 2011, the effective duration of investment securities was 2.7 years for an immediate 50 basis points parallel increase in interest rates and 2.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2010 were 3.1 years and 2.9 years, respectively.

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

	September 30, 2011
	Agency		Non-agency
Dollars in millions	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Asset-Backed Securities
Fair Value – Available for Sale	$27,683	$991	$5,988	$2,646	$3,751
Fair Value – Held to Maturity	4,692	1,331		3,871	1,508
Total Fair Value	$32,375	$2,322	$5,988	$6,517	$5,259
% of Fair Value:
By Vintage
2011	27%	35%		4%
2010	31%	21%		4%	5%
2009	14%	20%		2%	12%
2008	4%	2%			7%
2007	6%	2%	18%	9%	7%
2006	3%	4%	24%	27%	9%
2005 and earlier	10%	11%	58%	53%	11%
Not Available	5%	5%		1%	49%
Total	100%	100%	100%	100%	100%
By Credit Rating
Agency	100%	100%
AAA			3%	80%	81%
AA			1%	6%	1%
A			2%	9%	1%
BBB			7%	3%
BB			8%	1%
B			7%		4%
Lower than B			71%		10%
No rating			1%	1%	3%
Total	100%	100%	100%	100%	100%
By FICO Score
>720			56%		3%
<720 and >660			34%		8%
<660			1%		2%
No FICO score			9%		87%
Total			100%		100%

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

We recognized OTTI for the third quarter and first nine months of 2011 and 2010 as follows:

Other-Than-Temporary Impairments

	Three months ended September 30		Nine months ended September 30
In millions	2011	2010	2011	2010
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$(30)	$(57)	$(93)	$(211)
Non-agency commercial mortgage-backed				(3)
Asset-backed	(5)	(14)	(14)	(67)
Other debt			(1)
Total credit portion of OTTI losses	(35)	(71)	(108)	(281)
Noncredit portion of OTTI losses (b)	(87)	(46)	(117)	(194)
Total OTTI losses	$(122)	$(117)	$(225)	$(475)
(a)	Reduction of noninterest income in our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive loss, net of tax, on our Consolidated Balance Sheet.

The following table summarizes net unrealized gains and losses recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent our most significant categories of securities not backed by the US government or its agencies. A summary of all OTTI credit losses recognized for the first nine months of 2011 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report.

	September 30, 2011
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities
Available for Sale Securities (Non-Agency)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Credit Rating Analysis
AAA	$169	$(22)	$1,554	$34	$2,870	$3
Other Investment Grade (AA, A, BBB)	616	(24)	979	(30)	120	(5)
Total Investment Grade	785	(46)	2,533	4	2,990	(2)
BB	465	(58)	38	(4)
B	444	(62)			182	(28)
Lower than B	4,256	(796)			550	(114)
Total Sub-Investment Grade	5,165	(916)	38	(4)	732	(142)
Total No Rating	38	1	75		25	(19)
Total	$5,988	$(961)	$2,646		$3,747	$(163)
OTTI Analysis
Investment Grade:
OTTI has been recognized
No OTTI recognized to date	$785	$(46)	$2,533	$4	$2,990	$(2)
Total Investment Grade	785	(46)	2,533	4	2,990	(2)
Sub-Investment Grade:
OTTI has been recognized	3,416	(790)	1		588	(154)
No OTTI recognized to date	1,749	(126)	37	(4)	144	12
Total Sub-Investment Grade	5,165	(916)	38	(4)	732	(142)
No Rating:
OTTI has been recognized					25	(19)
No OTTI recognized to date	38	1	75
Total No Rating	38	1	75		25	(19)
Total	$5,988	$(961)	$2,646		$3,747	$(163)
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA			$3,668	$100	$1,371	$14
Other Investment Grade (AA, A, BBB)			203	1	23	(1)
Total Investment Grade			3,871	101	1,394	13
BB					5
B					1
Lower than B
Total Sub-Investment Grade					6
Total No Rating					100	6
Total			$3,871	$101	$1,500	$19

Residential Mortgage-Backed Securities

At September 30, 2011, our residential mortgage-backed securities portfolio was comprised of $32.4 billion fair value of US government agency-backed securities and $6.0 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first nine months of 2011, we recorded OTTI credit losses of $93 million on non-agency residential mortgage-backed securities, including $30 million in the third quarter. Almost all of the losses were associated with securities rated below investment grade. As of September 30, 2011, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for non-agency residential mortgage-backed securities totaled $790 million and the related securities had a fair value of $3.4 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of September 30, 2011 totaled $1.7 billion, with unrealized net losses of $126 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.5 billion at September 30, 2011 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $2.3 billion fair value at September 30, 2011 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage- backed securities during the first nine months of 2011.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $5.3 billion at September 30, 2011 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, automobile loans, and student loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

We recorded OTTI credit losses of $14 million on asset-backed securities during the first nine months of 2011, including $5 million during the third quarter. All of the securities are collateralized by first and second lien residential mortgage loans and are rated below investment grade. As of September 30, 2011, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for asset-backed securities totaled $173 million and the related securities had a fair value of $613 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through September 30, 2011, the remaining fair value was $150 million, with unrealized net gains of $12 million. The results of our security-level assessments indicate that we will recover the cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

If current housing and economic conditions were to worsen, and if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

LOANS HELD FOR SALE

In millions	September 30 2011	December 31 2010
Commercial mortgages at fair value	$831	$877
Commercial mortgages at lower of cost or market	250	330
Total commercial mortgages	1,081	1,207
Residential mortgages at fair value	1,353	1,878
Residential mortgages at lower of cost or market		12
Total residential mortgages	1,353	1,890
Other	57	395
Total	$2,491	$3,492

We stopped originating certain commercial mortgage loans designated as held for sale in 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. We sold $25 million of commercial mortgage loans held for sale carried at fair value in the first nine months of 2011 and sold $82 million in the first nine months of 2010.

We recognized net gains of $26 million in the first nine months of 2011, including $6 million in the third quarter, on the valuation and sale of commercial mortgage loans held for sale, net of hedges. Net losses of $6 million on the valuation and sale of commercial mortgage loans held for sale, net of hedges, were recognized in the first nine months of 2010, including net gains of $7 million in the third quarter.

Residential mortgage loan origination volume was $8.4 billion in the first nine months of 2011. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $9.2 billion of loans and recognized related gains of $208 million during the first nine months of 2011, of which $72 million occurred in the third quarter. The comparable amounts for the first nine months of 2010 were $6.6 billion and $165 million, respectively, including $77 million in the third quarter.

Interest income on loans held for sale was $153 million in the first nine months of 2011, including $46 million in the third quarter. Comparable amounts for 2010 were $208 million and $55 million, respectively. These amounts are included in Other interest income on our Consolidated Income Statement.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $10.2 billion at September 30, 2011 and $10.8 billion at December 31, 2010. See Note 9 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in this Report.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	September 30 2011	December 31 2010
Deposits
Money market	$87,458	$84,581
Demand	55,549	50,069
Retail certificates of deposit	32,380	37,337
Savings	8,396	7,340
Other time	338	549
Time deposits in foreign offices	3,611	3,514
Total deposits	187,732	183,390
Borrowed funds
Federal funds purchased and repurchase agreements	3,105	4,144
Federal Home Loan Bank borrowings	5,015	6,043
Bank notes and senior debt	11,990	12,904
Subordinated debt	9,564	9,842
Other	5,428	6,555
Total borrowed funds	35,102	39,488
Total	$222,834	$222,878

Total funding sources remained relatively flat at September 30, 2011 compared with December 31, 2010.

Total deposits increased $4.3 billion, or 2%, at September 30, 2011 compared with December 31, 2010 due to an increase in money market and demand deposits, partially offset by the redemption of retail certificates of deposit. Interest-bearing deposits represented 71% of total deposits at September 30, 2011 compared to 73% at December 31, 2010. Total borrowed funds decreased $4.4 billion since December 31, 2010. The decline from December 31, 2010 was primarily due to net maturities.

Capital

See 2011 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our July 2011 issuance of depository shares representing preferred stock, our April 2011 increase to PNC’s quarterly common stock dividend, and our plans regarding purchase of shares under PNC’s existing common stock repurchase program.

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $4.0 billion, to $34.2 billion, at September 30, 2011 compared with December 31, 2010 as retained earnings increased $2.1 billion. The issuance of $1.0 billion of preferred stock in July 2011 contributed to the increase in capital surplus – preferred stock from $.6 billion at December 31, 2010 to $1.6 billion at September 30, 2011. Accumulated other comprehensive income increased $.8 billion, to $.4 billion, at September 30, 2011 compared with a loss of $.4 billion at December 31, 2010 due to net unrealized gains on securities and cash flow hedge derivatives. Common shares outstanding were 526 million at both September 30, 2011 and December 31, 2010.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares in the first nine months of 2011 under this program.

Risk-Based Capital

Dollars in millions	September 30 2011	December 31 2010
Capital components
Shareholders’ equity
Common	$32,583	$29,596
Preferred	1,636	646
Trust preferred capital securities	2,905	2,907
Noncontrolling interests	1,350	1,351
Goodwill and other intangible assets	(8,990)	(9,053)
Eligible deferred income taxes on goodwill and other intangible assets	438	461
Pension, other postretirement benefit plan adjustments	370	380
Net unrealized securities (gains) losses, after-tax	(48)	550
Net unrealized gains on cash flow hedge derivatives, after-tax	(731)	(522)
Other	(174)	(224)
Tier 1 risk-based capital	29,339	26,092
Subordinated debt	4,758	4,899
Eligible allowance for credit losses	2,819	2,733
Total risk-based capital	$36,916	$33,724
Tier 1 common capital
Tier 1 risk-based capital	$29,339	$26,092
Preferred equity	(1,636)	(646)
Trust preferred capital securities	(2,905)	(2,907)
Noncontrolling interests	(1,350)	(1,351)
Tier 1 common capital	$23,448	$21,188
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$223,564	$216,283
Adjusted average total assets	257,663	254,693
Capital ratios
Tier 1 common	10.5%	9.8%
Tier 1 risk-based	13.1	12.1
Total risk-based	16.5	15.6
Leverage	11.4	10.2

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through estimated stress scenarios. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although a formal ratio for this metric is not provided for in current regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2011 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, PNC will evaluate its alternatives, including the potential for redemption on the first call date of some or all of its trust preferred securities, based on such considerations it may consider relevant, including dividend rates, the specifics of the future capital requirements, capital market conditions and other factors. See 2011 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our upcoming November 2011 redemption of trust preferred securities. PNC is also subject to replacement capital covenants with respect to certain of its trust preferred securities as discussed in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2010 Form 10-K.

Our Tier 1 common capital ratio was 10.5% at September 30, 2011, compared with 9.8% at December 31, 2010. Our Tier 1 risk-based capital ratio increased 100 basis points to 13.1% at September 30, 2011 from 12.1% at December 31, 2010. Retention of earnings in 2011 contributed to the increases in both ratios, and the issuance of $1.0 billion of Series O preferred shares in July 2011 also contributed to the increase in our Tier 1 risk-based capital ratio.

At September 30, 2011, PNC Bank, our domestic bank subsidiary, was considered “well capitalized” based on US regulatory capital ratio requirements under Basel I. To qualify as “well-capitalized”, regulators currently require banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage, which are indicated on page 3 of this Report. We believe PNC Bank, will continue to meet these requirements during the remainder of 2011.

The access to, and cost of, funding for new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength.

We provide additional information regarding enhanced capital requirements and some of their potential impacts on PNC in Item 1A Risk Factors included in Part II of our second quarter 2011 Form 10-Q.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of September 30, 2011 and December 31, 2010 is included in Note 3 of this Report.

Trust Preferred Securities

In connection with the $950 million in principal amount of junior subordinated debentures associated with the trust preferred securities issued by PNC Capital Trusts C, D and E, as well as in connection with the obligations assumed by PNC with respect to $2.6 billion in principal amount of junior subordinated debentures issued by acquired entities in association with trust preferred securities issued by various subsidiary statutory trusts, we are subject to certain restrictions, including restrictions on dividend payments. Generally, if there is an event of default under the debentures, PNC elects to defer interest on the debentures , PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts, or there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2010 Form 10-K. See 2011 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our upcoming November 2011 redemption of trust preferred securities.

Also, in connection with the Trust E Securities sale, we are subject to a replacement capital covenant, which is described in Note 13 in our 2010 Form 10-K.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements in this Report for further information regarding fair value.

Assets recorded at fair value represented 25% of total assets at September 30, 2011 and 27% at December 31, 2010. Liabilities recorded at fair value represented 4% of total liabilities at September 30, 2011 and 3% at December 31, 2010, respectively.

The following table includes the assets and liabilities measured at fair value and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

	September 30, 2011		December 31, 2010
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Assets
Securities available for sale	$49,715	$7,268	$57,310	$8,583
Financial derivatives	9,608	88	5,757	77
Residential mortgage loans held for sale	1,353		1,878
Trading securities	2,960	47	1,826	69
Residential mortgage servicing rights	684	684	1,033	1,033
Commercial mortgage loans held for sale	831	831	877	877
Equity investments	1,520	1,520	1,384	1,384
Customer resale agreements	802		866
Loans	226	4	116	2
Other assets	622	181	853	403
Total assets	$68,321	$10,623	$71,900	$12,428
Level 3 assets as a percentage of total assets at fair value		16%		17%
Level 3 assets as a percentage of consolidated assets		4%		5%
Liabilities
Financial derivatives	$7,429	$192	$4,935	$460
Trading securities sold short	796		2,530
Other liabilities	5		6
Total liabilities	$8,230	$192	$7,471	$460
Level 3 liabilities as a percentage of total liabilities at fair value		2%		6%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the available for sale securities portfolio for which there was a lack of observable market activity.

During the first nine months of 2011, no material transfers of assets or liabilities between the hierarchy levels occurred.

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

Total business segment financial results differ from total consolidated results from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through June 30, 2010 and the related third quarter 2010 after-tax gain on the sale of GIS that are reflected in discontinued operations. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including long-term incentive plan (LTIP) share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Results Of Businesses – Summary

(Unaudited)

	Income		Revenue		Average Assets (a)
Nine months ended September 30 - in millions	2011	2010	2011	2010	2011	2010
Retail Banking	$59	$100	$3,801	$4,108	$66,193	$67,782
Corporate & Institutional Banking	1,299	1,251	3,398	3,574	79,315	77,835
Asset Management Group	124	109	665	660	6,744	6,977
Residential Mortgage Banking	148	266	729	764	11,103	8,903
BlackRock	271	253	351	326	5,441	6,275
Distressed Assets Portfolio	202	14	753	936	13,392	18,246
Total business segments	2,103	1,993	9,697	10,368	182,188	186,018
Other (b) (c)	475	211	1,080	905	81,331	79,337
Income from continuing operations before noncontrolling interests (d)	$2,578	$2,204	$10,777	$11,273	$263,519	$265,355
(a)	Period-end balances for BlackRock.
(b)	For our segment reporting presentation in this Financial Review, “Other” for the first nine months of 2010 included $309 million of pretax integration costs related to acquisitions.
(c)	“Other” average assets include securities available for sale associated with asset and liability management activities.
(d)	Amounts are presented on a continuing operations basis and therefore exclude the earnings, revenue, and assets of GIS for the first six months of 2010 and the related third quarter 2010 gain on the sale of GIS.

RETAIL BANKING

(Unaudited)

Nine months ended September 30 Dollars in millions, except as noted	2011	2010
Income Statement
Net interest income	$2,448	$2,609
Noninterest income
Service charges on deposits	375	556
Brokerage	153	161
Consumer services	732	673
Other	93	109
Total noninterest income	1,353	1,499
Total revenue	3,801	4,108
Provision for credit losses	662	946
Noninterest expense	3,047	3,008
Pretax earnings	92	154
Income taxes	33	54
Earnings	$59	$100
Average Balance Sheet
Loans
Consumer
Home equity	$25,907	$26,538
Indirect auto	2,825	2,024
Indirect other	1,520	1,936
Education	9,036	8,409
Credit cards	3,715	3,975
Other	1,835	1,792
Total consumer	44,838	44,674
Commercial and commercial real estate	10,634	11,271
Floor plan	1,449	1,287
Residential mortgage	1,210	1,669
Total loans	58,131	58,901
Goodwill and other intangible assets	5,756	5,881
Other assets	2,306	3,000
Total assets	$66,193	$67,782
Deposits
Noninterest-bearing demand	$18,209	$17,055
Interest-bearing demand	21,729	19,654
Money market	40,788	40,045
Total transaction deposits	80,726	76,754
Savings	7,979	6,864
Certificates of deposit	34,020	42,749
Total deposits	122,725	126,367
Other liabilities	898	1,583
Capital	8,173	8,478
Total liabilities and equity	$131,796	$136,428
Performance Ratios
Return on average capital	1%	2%
Return on average assets	.12	.20
Noninterest income to total revenue	36	36
Efficiency	80	73
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$330	$262
Consumer nonperforming assets	454	400
Total nonperforming assets (b)	$784	$662
Impaired loans (c)	$786	$939
Commercial lending net charge-offs	$171	$281
Credit card lending net charge-offs	167	248
Consumer lending (excluding credit card) net charge-offs	324	316
Total net charge-offs	$662	$845
Commercial lending annualized net charge-off ratio	1.89%	2.99%
Credit card lending annualized net charge-off ratio	6.01%	8.34%
Consumer lending (excluding credit card) annualized net charge-off ratio	1.02%	1.00%
Total annualized net charge-off ratio	1.52%	1.92%

At September 30 Dollars in millions, except as noted	2011	2010
Other Information (Continued) (a)
Home equity portfolio credit statistics: (d)
% of first lien positions (e)	38%	35%
Weighted-average loan-to-value ratios (e)	72%	73%
Weighted-average FICO scores (f)	743	725
Annualized net charge-off ratio	1.11%	.87%
Loans 30 – 59 days past due	.58%	.49%
Loans 60 – 89 days past due	.32%	.30%
Loans 90 days past due	1.12%	.94%
Other statistics:
ATMs	6,754	6,626
Branches (g)	2,469	2,461
Customer-related statistics: (in thousands)
Retail Banking checking relationships	5,722	5,438
Retail online banking active customers	3,479	2,968
Retail online bill payment active customers	1,079	942
Brokerage statistics:
Financial consultants (h)	703	713
Full service brokerage offices	37	40
Brokerage account assets (billions)	$33	$33
(a)	Presented as of September 30, except for net charge-offs and annualized net charge-off ratios, which are for the nine months ended.
(b)	Includes nonperforming loans of $748 million at September 30, 2011 and $638 million at September 30, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Home equity lien position, loan to value, FICO and delinquency statistics are based on borrower contractual amounts and include purchased impaired loans.
(e)	Includes loans from acquired portfolios for which lien position and loan-to-value information was limited. Additionally, excludes brokered home equity loans.
(f)	Represents the most recent FICO scores we have on file.
(g)	Excludes certain satellite offices that provide limited products and/or services.
(h)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

Retail Banking earned $59 million in the first nine months of 2011 compared with earnings of $100 million for the same period a year ago. Earnings declined from the prior year as lower revenues from the impact of Regulation E rules related to overdraft fees and a low interest rate environment were partially offset by a lower provision for credit losses. Retail Banking continued to maintain its focus on growing customers and deposits, improving customer and employee satisfaction, investing in the business for future growth, and disciplined expense management during this period of market and economic uncertainty.

Highlights of Retail Banking’s performance for the first nine months of 2011 include the following:

•

Net new checking relationships grew 225,000 in the first nine months of 2011 exclusive of the 32,000 added with the BankAtlantic branch acquisition, which reflects strong results and gains in all of our markets. We are seeing strong customer retention in the overall network.

•

Success in implementing Retail Banking’s deposit strategy resulted in growth in average demand deposits for the first nine months of 2011 of $3.2 billion, or 9%, over the first nine months of 2010. Average certificates of deposit declined $8.7 billion, or 20%, over the same period in accordance with our business plan.

•	Our investment in online banking capabilities continues to pay off. Excluding the impact of the BankAtlantic branch acquisition, active online banking customers and active online bill payment customers grew by 13% and 10%, respectively, during the first nine months of 2011.
•

The planned acquisition of RBC Bank (USA), which is currently scheduled to close in March 2012 subject to customary closing conditions, including regulatory approvals, is expected to expand PNC’s footprint to 19 states and over 2,800 branches.

•

On July 26, 2011, PNC signed a definitive agreement to acquire 27 branches and related deposits in metropolitan Atlanta, Georgia from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc. The transaction is currently expected to close in December 2011 subject to customary closing conditions. PNC and Flagstar have both received regulatory approval in relation to the respective applications filed with the regulators.

•	In June, Retail Banking added approximately $280 million in deposits, 32,000 checking relationships, 19 branches and 27 ATMs through the acquisition from BankAtlantic in the Tampa, Florida area.
•	Retail Banking launched new checking account and credit card products during the first quarter. These new products are designed to provide more choices for customers.
•	PNC’s expansive branch footprint covers nearly one-third of the U.S. population in 15 states and Washington, DC with a network of 2,469 branches and 6,754 ATMs at September 30, 2011.

Total revenue for the first nine months of 2011 was $3.8 billion compared with $4.1 billion for the same period of 2010. Net interest income of $2.4 billion declined $161 million compared with the first nine months of 2010. The decrease over the prior period resulted from lower interest credits assigned to deposits, reflective of the rate environment, and lower average loan balances while benefiting from higher demand deposit balances.

Noninterest income for the first nine months of 2011 declined $146 million compared to the first nine months of 2010. The decline was driven by lower overdraft fees resulting from the impact of Regulation E rules partially offset by higher volumes of customer-initiated transactions including debit and credit cards.

For 2011, Retail Banking revenue has declined for the year-to-date period compared to same period of 2010 as a result of the rules set forth in Regulation E related to overdraft fees and will further decline in the fourth quarter based on the Dodd-Frank limits related to interchange rates on debit card transactions. The Dodd-Frank limits related to interchange rates on debit cards were effective October 1, 2011 and are expected to have a negative impact on revenues of approximately $75 million in the fourth quarter of 2011 and an additional incremental reduction in future periods’ annual revenue of approximately $175 million, based on expected

2011 transaction volumes. These estimates do not include any additional financial impact to revenue of other or additional regulatory requirements. There could be other aspects of regulatory reform that further impact these or other areas of our business as regulatory agencies, including the new Consumer Financial Protection Bureau (CFPB), issue proposed and final regulations pursuant to Dodd-Frank and other legislation. See additional information regarding legislative and regulatory developments in the Executive Summary section of this Financial Review.

For 2011, the incremental decline compared to 2010 from the impact of the Credit CARD Act was not material.

The provision for credit losses was $662 million through September 30, 2011 compared with $946 million over the same period in 2010. Net charge-offs were $662 million for the first nine months of 2011 compared with $845 million in the same period last year. Improvements in credit quality are evident in the small business, credit card and indirect portfolios; however, we have experienced some volatility in our home equity portfolio as we continued to work with borrowers as employment and home values have been slow to recover in this economy. The level of provisioning will be dependent on general economic conditions, loan growth, utilization of credit commitments and asset quality.

Noninterest expense for the first nine months of the year increased $39 million from the same period last year. The increase resulted from investments in the business partially offset by lower FDIC expenses resulting from an FDIC required methodology change.

Growing core checking deposits, as a low-cost funding source and as the cornerstone product to build customer relationships, is the primary objective of our retail strategy. Furthermore, core checking accounts are critical to growing our overall payments business. The deposit strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers.

In the first nine months of 2011, average total deposits of $122.7 billion decreased $3.6 billion, or 3%, compared with the first nine months of 2010.

•	Average demand deposits increased $3.2 billion, or 9%, over the first nine months of 2010. The increase was primarily driven by customer growth and customer preferences for liquidity.
•

Average money market deposits increased $743 million, or 2%, from the first nine months of 2010. The increase was primarily due to core money market growth as customers generally prefer more liquid deposits in a low rate environment.

•	Average savings deposits increased $1.1 billion, or 16%, over the first nine months of 2010. The increase is attributable to net customer growth and new product offerings.

•

In the first nine months of 2011, average consumer certificates of deposit decreased $8.7 billion or 20% from the same period last year. The decline is expected to continue through 2012 due to the continued run-off of higher rate certificates of deposit.

Currently, our primary focus is on a relationship-based lending strategy that targets specific customer sectors (mass consumers, homeowners, students, small businesses and auto dealerships). In the first nine months of 2011, average total loans were $58.1 billion, a decrease of $770 million, or 1%, over the same period last year.

•

Average indirect auto loans increased $801 million, or 40%, over the first nine months of 2010. The increase was due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales. The indirect other portfolio is primarily a run-off portfolio comprised of marine, RV, and other indirect loan products.

•	Average education loans grew $627 million, or 7%, compared with the first nine months of 2010, primarily due to portfolio purchases in December 2010 and July 2011.
•	Average auto dealer floor plan loans grew $162 million, or 13%, compared with the first nine months of 2010, primarily resulting from additional dealer relationships and higher line utilization.
•

Average credit card balances decreased $260 million, or 7%, over the first nine months of 2010. The decrease was primarily the result of fewer active accounts generating balances coupled with increased paydowns on existing accounts.

•

Average commercial and commercial real estate loans declined $637 million, or 6%, compared with the first nine months of 2010. The decline was primarily due to loan demand being outpaced by refinancings, paydowns, and charge-offs.

•

Average home equity loans declined $631 million, or 2%, compared with the first nine months of 2010. Home equity loan demand remained soft in the current economic climate. The decline is driven by loan demand being outpaced by paydowns, refinancings, and charge-offs. Retail Banking’s home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average indirect other and residential mortgages are primarily run-off portfolios and declined $416 million and $459 million, respectively, compared with the first nine months of 2010. The indirect other portfolio is comprised of marine, RV, and other indirect loan products.

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Nine months ended September 30 Dollars in millions, except as noted	2011	2010
Income Statement
Net interest income	$2,513	$2,670
Noninterest income
Corporate service fees	537	627
Other	348	277
Noninterest income	885	904
Total revenue	3,398	3,574
Provision for credit losses	12	285
Noninterest expense	1,336	1,315
Pretax earnings	2,050	1,974
Income taxes	751	723
Earnings	$1,299	$1,251
Average Balance Sheet
Loans
Commercial	$34,771	$33,088
Commercial real estate	13,949	16,948
Commercial – real estate related	3,553	3,016
Asset-based lending	7,928	6,124
Equipment lease financing	5,499	5,447
Total loans	65,700	64,623
Goodwill and other intangible assets	3,444	3,669
Loans held for sale	1,251	1,415
Other assets	8,920	8,128
Total assets	$79,315	$77,835
Deposits
Noninterest-bearing demand	$30,010	$23,759
Money market	12,770	12,246
Other	5,662	7,097
Total deposits	48,442	43,102
Other liabilities	13,064	11,541
Capital	7,927	8,762
Total liabilities and equity	$69,433	$63,405

Nine months ended September 30 Dollars in millions, except as noted	2011	2010
Performance Ratios
Return on average capital	22%	19%
Return on average assets	2.19	2.15
Noninterest income to total revenue	26	25
Efficiency	39	37
Commercial Mortgage Servicing Portfolio (in billions)
Beginning of period	$266	$287
Acquisitions/additions	31	23
Repayments/transfers	(30)	(47)
End of period	$267	$263
Other Information
Consolidated revenue from: (a)
Treasury Management	$891	$915
Capital Markets	$462	$401
Commercial mortgage loans held for sale (b)	$75	$49
Commercial mortgage loan servicing income, net of amortization (c)	108	196
Commercial mortgage servicing rights (impairment)/recovery	(157)	(99)
Total commercial mortgage banking activities	$26	$146
Total loans (d)	$70,307	$62,477
Credit-related statistics:
Nonperforming assets (d) (e)	$2,033	$3,064
Impaired loans (d) (f)	$472	$890
Net charge-offs	$332	$725
Net carrying amount of commercial mortgage servicing rights (d)	$482	$616
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.
(b)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(c)	Includes net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization. Commercial mortgage servicing rights (impairment)/recovery is shown separately. Higher amortization and impairment charges in 2011 were due primarily to decreased interest rates and related prepayments by borrowers.
(d)	As of September 30.
(e)	Includes nonperforming loans of $1.8 billion at September 30, 2011 and $2.9 billion at September 30, 2010.
(f)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $1.3 billion in the first nine months of 2011 and 2010. The comparison was impacted by a lower provision for credit losses in 2011, offset by a decline in net interest income and lower commercial mortgage loan servicing income combined with higher commercial mortgage servicing rights impairment. We continued to focus on adding new clients and increased our cross selling to serve our clients’ needs, particularly in the western markets, and remained committed to strong expense discipline.

Highlights of Corporate & Institutional Banking’s performance during the first nine months of 2011 include the following:

•

Overall results benefited from successful sales efforts to new clients and product penetration of the existing customer base. New client acquisitions in our Corporate Banking business were on pace to exceed the 1,000 new primary client goal for the year and increased 21% compared to the first nine months of 2010.

•	Loan commitments, primarily in our Business Credit, Healthcare, and Public Finance businesses, grew from 2010 due to new clients and higher commitments to selected existing clients.
•	Loan balances have increased since the fourth quarter of 2010, including an increase in average loans for the third quarter of 2011 of $5.0 billion or 8% in the comparison.
•

Our Treasury Management business, which is one of the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare. The healthcare initiative is designed to help provide our customers in that industry opportunity to reduce operating costs.

•	Cross sales of treasury management and capital markets products to customers in PNC’s western markets continued to be successful and were ahead of both targets and the first nine months of 2010.
•

Midland Loan Services, one of the leading third-party providers of servicing for the commercial real estate industry, received the highest U.S. servicer and special servicer ratings from Fitch Ratings and Standard & Poor’s and is in its 11th consecutive year of achieving these ratings.

•

Midland was the number one servicer of FNMA and FHLMC multifamily and healthcare loans and was the second leading servicer of commercial and multifamily loans by volume as of June 30, 2011 according to Mortgage Bankers Association.

•	Mergers and Acquisitions Journal named Harris Williams & Co. Advisor of the Year in its March 2011 issue.

Net interest income for the first nine months of 2011 was $2.5 billion, a 6% decline from the first nine months of 2010, reflecting lower purchase accounting accretion and lower interest credits assigned to deposits, partially offset by an increase in average deposits and an increase in average loans.

Corporate service fees were $537 million for the first nine months of 2011, a decrease of $90 million from the first nine months of 2010, primarily due to a reduction in the value of commercial mortgage servicing rights largely driven by lower interest rates and higher loan prepayment rates, and lower ancillary commercial mortgage servicing fees. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

Other noninterest income was $348 million for the first nine months of 2011 compared with $277 million in the first nine months of 2010. The increase of $71 million was primarily due to valuations associated with the commercial mortgage held-for-sale portfolio and derivatives executed for clients.

The provision for credit losses was $12 million in the first nine months of 2011 compared with $285 million in 2010. The improvement reflected continued positive migration in portfolio credit quality. Net charge-offs for the first nine months of 2011 of $332 million decreased $393 million, or 54%, compared with the 2010 period. The decline was attributable primarily to the commercial real estate and equipment finance portfolios. Nonperforming assets declined for the sixth consecutive quarter, and at $2.0 billion were a third lower than they were at September 30, 2010.

Noninterest expense was $1.3 billion in both the first nine months of 2011and 2010. Higher compensation-related costs were mostly offset by the impact of the sale of a duplicative agency servicing operation in the second quarter of 2010.

Average loans were $65.7 billion for the first nine months of 2011 compared with $64.6 billion in the first nine months of 2010, an increase of 2%.

•

The Corporate Banking business provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities and selectively to large corporations. Average loans for this business increased $1.3 billion or 4% in the first nine months of 2011 compared with the first nine months of 2010. Loan commitments have increased since the second quarter of 2010 due to the impact of new customers and increased demand.

•

PNC Real Estate provides commercial real estate and real-estate related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business declined $1.7 billion or 10% in the first nine months of 2011 compared with the first nine months of 2010 due to loan sales, paydowns and charge-offs.

•

PNC Business Credit is one of the top asset-based lenders in the country. The loan portfolio is relatively high yielding, with moderate risk, as the loans are mainly secured by liquid assets. Average loans increased $1.8 billion or 30% in the first nine months of 2011 compared with the first nine months of 2010 due to customers seeking stable lending sources, loan usage rates, and market expansion. We also expanded our operations with the acquisition of an asset-based lending group in the United Kingdom, completed in November 2010. Total loans acquired were approximately $300 million.

•	PNC Equipment Finance is the 4th largest bank-affiliated leasing company with over $9 billion in equipment finance assets.

Average deposits were $48 billion for the first nine months of 2011, an increase of $5.3 billion, or 12%, compared with the first nine months of 2010.

•	Deposit growth has been very strong, particularly in the third quarter 2011, and is an industry-wide trend as clients are holding record levels of cash and liquidity.
•	Deposit inflows into noninterest-bearing demand deposits continued as FDIC insurance has been an attraction for customers maintaining liquidity during this prolonged period of low interest rates.
•	The repeal of Regulation Q limitations on interest-bearing commercial demand deposit accounts became effective in the third quarter of 2011. As expected, interest in this product has been muted due to the current rate environment and the limited amount of FDIC insurance coverage.

The commercial mortgage servicing portfolio was $267 billion at September 30, 2011 compared with $263 billion at September 30, 2010. The increase was largely the result of servicing additions, net of portfolio run-off.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.

ASSET MANAGEMENT GROUP

(Unaudited)

Nine months ended September 30 Dollars in millions, except as noted	2011	2010
Income Statement
Net interest income	$177	$191
Noninterest income	488	469
Total revenue	665	660
Provision for credit losses (benefit)	(34)	11
Noninterest expense	503	476
Pretax earnings	196	173
Income taxes	72	64
Earnings	$124	$109
Average Balance Sheet
Loans
Consumer	$4,086	$4,005
Commercial and commercial real estate	1,337	1,437
Residential mortgage	710	893
Total loans	6,133	6,335
Goodwill and other intangible assets	365	404
Other assets	246	238
Total assets	$6,744	$6,977
Deposits
Noninterest-bearing demand	$1,177	$1,288
Interest-bearing demand	2,305	1,768
Money market	3,577	3,245
Total transaction deposits	7,059	6,301
CDs/IRAs/savings deposits	646	767
Total deposits	7,705	7,068
Other liabilities	73	94
Capital	347	410
Total liabilities and equity	$8,125	$7,572
Performance Ratios
Return on average capital	48%	36%
Return on average assets	2.46	2.09
Noninterest income to total revenue	73	71
Efficiency	76	72
Other Information
Total nonperforming assets (a) (b)	$69	$102
Impaired loans (a) (c)	$134	$155
Total net charge-offs (recoveries)	$(6)	$21
Assets Under Administration (in billions) (a) (d)
Personal	$95	$95
Institutional	107	111
Total	$202	$206
Asset Type
Equity	$104	$107
Fixed Income	66	66
Liquidity/Other	32	33
Total	$202	$206
Discretionary assets under management
Personal	$65	$67
Institutional	38	38
Total	$103	$105
Asset Type
Equity	$49	$51
Fixed Income	38	38
Liquidity/Other	16	16
Total	$103	$105
Nondiscretionary assets under administration
Personal	$30	$28
Institutional	69	73
Total	$99	$101
Asset Type
Equity	$55	$56
Fixed Income	28	28
Liquidity/Other	16	17
Total	$99	$101
(a)	As of September 30.
(b)	Includes nonperforming loans of $64 million at September 30, 2011 and $94 million at September 30, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

Asset Management Group earned $124 million in the first nine months of 2011 compared with $109 million in the first nine months of 2010. Assets under administration were $202 billion at September 30, 2011. Earnings for the first nine months of 2011 reflected a benefit from the provision for credit losses and growth in noninterest income. Noninterest expense increased due to continued investments in the business including additional headcount and the roll-out of our new reporting technology, PNC Wealth InsightSM. The core growth strategies for the business include: increasing channel penetration; investing in higher growth geographies; and investing in differentiated client-facing technology such as PNC Wealth InsightSM. During the first nine months of 2011, the business delivered strong sales production, grew high value clients and benefitted from significant referrals from other PNC lines of business. Over time, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income.

Highlights of Asset Management Group’s performance during the first nine months of 2011 include the following:

•	Strong sales production, up nearly 50% over the prior year including a 34% increase in the acquisition of new high value clients;
•	Significant referrals from other PNC lines of business, an increase of approximately 90% over the same period in 2010;
•	Year-to-date positive net flows in total assets under administration; and
•	Continuing levels of new business investment and focused hiring to drive growth with over 200 external new hires.

Assets under administration were $202 billion at September 30, 2011 compared with $206 billion at September 30, 2010. Discretionary assets under management were $103 billion at September 30, 2011 compared with $105 billion at September 30, 2010. The decrease in the comparisons was driven by lower equity markets, offsetting strong sales performance and successful client retention.

Total revenue for the first nine months of 2011 was $665 million compared with $660 million for the same period in 2010. Net interest income was $177 million for the first nine months of 2011 compared with $191 million in the first nine months of 2010. The decrease was attributable to lower loan yields, lower loan balances and lower interest credits assigned to deposits reflective of the current low rate environment. Noninterest income was $488 million for the first nine months of 2011, up $19 million from the prior year period due to stronger equity markets earlier in the year and new client acquisition. Noninterest income in the prior year period benefitted from approximately $19 million of tax, termination, integration, and litigation related items that were not repeated in 2011. Excluding these items in the comparison, total noninterest income grew 8%.

Provision for credit losses was a benefit of $34 million in the first nine months of 2011 reflecting improved credit quality compared with provision of $11 million for the first nine months of 2010. A net recovery of $6 million was recognized for the first nine months of 2011 compared with net charge-offs of $21 million in the first nine months of 2010.

Noninterest expense was $503 million in the first nine months of 2011, an increase of $27 million or 6% from the prior year period. The increase was attributable to investments in the business to drive growth and higher compensation-related costs. Asset Management Group remains focused on disciplined expense management as it invests in these strategic growth opportunities.

Average deposits for the first nine months of 2011 increased $637 million, or 9%, over the prior year first nine months. Average transaction deposits grew 12% compared with the first nine months of 2010 and were substantially offset by the strategic run-off of higher rate certificates of deposit in the comparison. Average loan balances decreased $202 million, or 3%, from the prior year first nine months primarily due to credit risk management activities within the portfolio offsetting new client acquisition.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Nine months ended September 30 Dollars in millions, except as noted	2011	2010
Income Statement
Net interest income	$149	$196
Noninterest income
Loan servicing revenue
Servicing fees	173	196
Net MSR hedging gains	185	198
Loan sales revenue	208	165
Other	14	9
Total noninterest income	580	568
Total revenue	729	764
Provision for credit losses (benefit)	15	(3)
Noninterest expense	480	348
Pretax earnings	234	419
Income taxes	86	153
Earnings	$148	$266
Average Balance Sheet
Portfolio loans	$2,738	$2,643
Loans held for sale	1,520	1,184
Mortgage servicing rights (MSR)	974	1,069
Other assets	5,871	4,007
Total assets	$11,103	$8,903
Deposits	$1,648	$2,927
Borrowings and other liabilities	3,726	2,614
Capital	697	978
Total liabilities and equity	$6,071	$6,519
Performance Ratios
Return on average capital	28%	36%
Return on average assets	1.78	3.99
Noninterest income to total revenue	80	74
Efficiency	66	46
Residential Mortgage Servicing Portfolio (in billions)
Beginning of period	$125	$145
Acquisitions	5	—
Additions	9	7
Repayments/transfers	(18)	(21)
End of period	$121	$131
Servicing portfolio statistics: (a)
Fixed rate	90%	89%
Adjustable rate/balloon	10%	11%
Weighted-average interest rate	5.44%	5.69%
MSR capitalized value (in billions)	$0.7	$0.8
MSR capitalization value (in basis points)	56	60
Weighted-average servicing fee (in basis points)	29	30
Other Information
Loan origination volume (in billions)	$8.4	$7.0
Percentage of originations represented by:
Agency and government programs	100%	99%
Refinance volume	75%	69%
Total nonperforming assets (a) (b)	$77	$164
Impaired loans (a) (c)	$132	$173
(a)	As of September 30.
(b)	Includes nonperforming loans of $30 million at September 30, 2011 and $104 million at September 30, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.

Residential Mortgage Banking earned $148 million in the first nine months of 2011 compared with $266 million in the first nine months of 2010. Earnings declined from the prior year period primarily as a result of higher noninterest expense, lower net interest income and a higher provision for credit losses.

Highlights of Residential Mortgage Banking’s performance during the first nine months of 2011 include the following:

•

Total loan originations were $8 billion for the first nine months of 2011 compared with $7 billion in the first nine months of 2010. Refinance volume increased compared to the 2010 period. Loans continue to be originated primarily through direct channels under FNMA, FHLMC and FHA/VA agency guidelines.

•

Investors may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At September 30, 2011, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $85 million compared with $155 million at September 30, 2010. See the Recourse And Repurchase Obligations section of this Financial Review and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

•

Residential mortgage loans serviced for others totalled $121 billion at September 30, 2011 compared with $131 billion at September 30, 2010 as payoffs continued to outpace new direct loan origination volume.

•

Noninterest income was $580 million in the first nine months of 2011 compared with $568 million in the first nine months of 2010. The increase resulted from higher loan sales revenue driven by higher loan origination volume, partially offset by lower loan servicing revenue and lower net hedging gains on mortgage servicing rights.

•

Net interest income was $149 million in the first nine months of 2011 compared with $196 million in the first nine months of 2010. The decrease in the comparison was primarily due to lower interest earned on escrow deposits.

•

Noninterest expense was $480 million in the first nine months of 2011 compared with $348 million in the first nine months of 2010. The increase from the prior year period was driven by foreclosure-related expenses.

•	The fair value of mortgage servicing rights was $.7 billion at September 30, 2011 compared with $.8 billion at September 30, 2010. The decline in fair value was primarily due to lower mortgage rates.

BLACKROCK

(Unaudited)

Information related to our equity investment in BlackRock follows:

Nine months ended September 30 Dollars in millions	2011	2010
Business segment earnings (a)	$271	$253
PNC’s economic interest in BlackRock (b)	21%	24%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At September 30.

In billions	Sept. 30 2011	Dec. 31 2010
Carrying value of PNC’s investment in BlackRock (c)	$5.3	$5.1
Market value of PNC’s investment in BlackRock (d)	5.3	6.9
(c)	The September 30, 2011 amount is comprised of our equity investment of $5,256 million and $15 million of goodwill and accumulated other comprehensive income related to our BlackRock investment. The comparable amounts at December 31, 2010 were $5,017 million and $37 million.
PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.7 billion at September 30, 2011 and $1.8 billion at December 31, 2010.
(d)	Does not include liquidity discount.

PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock to partially fund BlackRock LTIP programs. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8 Fair Value in the Notes To Consolidated Financial Statements of this Report.

On September 29, 2011, PNC transferred 1.3 million shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. Upon transfer, Other assets and Other liabilities on our Consolidated Balance Sheet were reduced by $172 million.

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. Our voting interest in BlackRock common stock (approximately 24% at September 30, 2011) is higher than our overall share of BlackRock’s equity and earnings.

Our 2010 Form 10-K includes additional information about our investment in BlackRock, including BlackRock’s November 2010 secondary common stock offering and our sale of a portion of our shares of BlackRock common stock in that offering.

DISTRESSED ASSETS PORTFOLIO

(Unaudited)

Nine months ended September 30 Dollars in millions	2011	2010
Income Statement
Net interest income	$721	$973
Noninterest income	32	(37)
Total revenue	753	936
Provision for credit losses	278	745
Noninterest expense	156	169
Pretax earnings	319	22
Income taxes	117	8
Earnings	$202	$14
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$1,360	$2,374
Lease financing	715	788
Total commercial lending	2,075	3,162
Consumer Lending:
Consumer	5,341	6,354
Residential real estate	6,237	7,835
Total consumer lending	11,578	14,189
Total portfolio loans	13,653	17,351
Other assets (e)	(261)	895
Total assets	$13,392	$18,246
Deposits and other liabilities	$119	167
Capital	1,355	1,669
Total liabilities and equity	$1,474	$1,836
Performance Ratios
Return on average capital	20%	1%
Return on average assets	2.02	.10
Other Information
Nonperforming assets (a) (b)	$1,064	$1,218
Impaired loans (a) (c)	$5,390	$6,001
Net charge-offs (d)	$293	$494
Annualized net charge-off ratio (d)	2.87%	3.81%
Loans (a)
Commercial Lending
Commercial/Commercial real estate	$1,077	$1,911
Lease financing	701	757
Total commercial lending	1,778	2,668
Consumer Lending
Consumer	5,066	6,011
Residential real estate	6,065	7,014
Total consumer lending	11,131	13,025
Total loans	$12,909	$15,693
(a)	As of September 30.
(b)	Includes nonperforming loans of $.8 billion at September 30, 2011 and $.9 billion at September 30, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions. At September 30, 2011, this segment contained 78% of PNC’s purchased impaired loans.
(d)	For the nine months ended September 30.
(e)	Other assets includes deferred taxes and loan reserves.

This business segment consists primarily of acquired non-strategic assets. The business activities of the segment are focused on maximizing value when exiting the under-performing portion of the portfolio. Distressed Assets

Portfolio had earnings of $202 million for the first nine months of 2011compared with $14 million in the first nine months of 2010. The increase was driven primarily by a lower provision for credit losses partially offset by a decline in net interest income.

Highlights of Distressed Assets Portfolio’s performance during the first nine months of 2011 include the following:

•

Average loans declined to $13.7 billion in the first nine months of 2011 compared with $17.4 billion in the first nine months of 2010. The decline was impacted by portfolio management activities to reduce under-performing assets.

•

Net interest income was $721 million in the first nine months of 2011 compared with $973 million for the first nine months of 2010. The decrease reflected lower loan balances and lower purchase accounting accretion.

•

Noninterest income was $32 million for the first nine months of 2011 compared with a loss of $37 million for the first nine months of 2010. 2010 includes an increase to the liability for estimated losses on repurchase and indemnification claims on sold brokered home equity loans.

•

The provision for credit losses was $278 million in the first nine months of 2011 compared with $745 million in the first nine months of 2010. The decline was driven primarily by lower losses in first mortgage and residential construction portfolios.

•

Noninterest expense for the first nine months of 2011 was $156 million compared with $169 million in the first nine months of 2010. The decrease was driven by a reduction in expenses related to other real estate owned and volume related expenses as the portfolio declined.

•

Nonperforming loans decreased to $.8 billion at September 30, 2011 compared with $.9 billion at September 30, 2010. The consumer lending portfolio comprised 63% of the nonperforming loans at September 30, 2011. Nonperforming consumer loans increased $.1 billion.

•

Net charge-offs were $293 million for the first nine months of 2011 and $494 million for the first nine months of 2010. The decrease was due to lower charge-offs on residential mortgage loans and commercial loans.

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

•	The $12.9 billion of loans held in this portfolio at September 30, 2011 are stated inclusive of a fair value adjustment on purchased impaired loans at acquisition. Taking the adjustment and the ALLL into account, the net carrying basis of this loan portfolio is 79% of customer outstandings.
•

The Commercial Lending portfolio within this segment is comprised of $1.1 billion in residential development loans (i.e. condominiums, townhomes, developed and undeveloped land) primarily acquired from National City and $.7 billion of performing cross-border leases. This portfolio has declined 33% since September 30, 2010. For the residential development portfolio, a team of asset managers actively deploy workout strategies on this portfolio through reducing unfunded loan exposure, refinancing, customer payoffs, foreclosures and loan sales. The cross-border lease portfolio continues to demonstrate good credit quality.

•

The performance of the Consumer Lending portfolio within this segment is dependent upon economic growth, unemployment rates, the housing market recovery and the interest rate environment. The portfolio’s credit quality performance has stabilized through actions taken by management over the last two years. Approximately 75% of customers have been current with principal and interest payments for the past 12 months. Consumer Lending consists of residential real estate mortgages and consumer or brokered home equity loans primarily acquired with the National City acquisition. The residential real estate mortgage portfolio is composed of jumbo and ALT-A first lien mortgages, non-prime first and second lien mortgages and, to a lesser extent, residential construction loans. Home equity loans include second liens and brokered home equity lines of credit. We have implemented various refinance and line availability programs to mitigate risks within these portfolios while assisting borrowers to maintain homeownership when possible.

•

When loans are sold, investors may request PNC to indemnify them against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At September 30, 2011, the liability for estimated losses on repurchase and indemnification claims for the Distressed Assets Portfolio business segment was $51 million. No substantial additional reserves were recorded in the first nine months of 2011. See the Recourse And Repurchase Obligations section of this Financial Review and Commitments and Guarantees in the Notes To Consolidated Financial Statements included in this Report for additional information.

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

Residential and Commercial Mortgage Servicing Rights

In conjunction with the acquisition of National City, PNC acquired servicing rights for residential real estate loans. We have elected to measure these residential mortgage servicing rights (MSRs) at fair value. This election was made to be consistent with our risk management strategy to hedge changes in the fair value of these assets as described below. The fair value of these residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

Assumptions incorporated into the residential MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the residential MSRs. Residential MSRs do not trade in an active, open market with readily observable prices. Although sales of residential MSRs do occur, the precise terms and conditions are not available. As a benchmark for the reasonableness of its residential MSRs fair value, PNC obtains opinions of value from independent parties (“brokers”). These brokers provided a range (+/- 10 bps) based upon their own discounted cash flow calculations of our portfolio that reflected conditions in the secondary market, and any recently executed servicing transactions. PNC compares its internally-developed residential MSRs value to the ranges of opinions of value received from the brokers. If our residential MSRs fair value falls outside of the brokers’ ranges, management will assess whether a valuation adjustment is warranted. For the periods presented, PNC’s residential MSRs value has not fallen outside of the brokers’ ranges. We consider our residential MSRs value to represent a reasonable estimate of fair value.

Commercial MSRs are purchased in the open market or are originated when loans are sold with servicing retained. Commercial MSRs are initially recorded at fair value and are subsequently accounted for at amortized cost. Commercial MSRs are periodically evaluated for impairment. For purposes of impairment, the commercial mortgage servicing rights are stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. The fair value of commercial MSRs is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds.

PNC employs risk management strategies designed to protect the value of MSRs from changes in interest rates and related market factors. Residential MSRs values are economically hedged with securities and derivatives, including interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value negatively correlated to the change in fair value of the hedged residential MSRs portfolio. The hedge relationships are actively managed in response to changing market conditions over the life of the residential MSRs assets. Commercial MSRs are economically hedged (at a macro level or with specific derivatives) to protect against a significant decline in interest rates. Selecting appropriate financial instruments to hedge residential or commercial MSRs requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be less predictable in the short term, but over longer periods of time are expected to protect the economic value of the MSRs portfolio.

The fair value of residential and commercial MSRs and significant inputs to the valuation model as of September 30, 2011 are shown in the tables below. The expected and actual rates of mortgage loan prepayments and future interest rates are the most significant factors driving the fair values. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate. For residential MSRs management uses a third party model to estimate future loan prepayments. This model has been refined based on current market conditions. For commercial MSRs a static internal model is used to estimate future loan prepayments.

Residential Mortgage Servicing Rights

Dollars in millions	September 30, 2011	December 31, 2010
Fair value	$684	$1,033
Weighted-average life (in years) (a)	3.8	5.8
Weighted-average constant prepayment rate (a)	21.02%	12.61%
Spread over forward interest rate swap rates	11.80%	12.18%
(a)	Changes in weighted-average life and weighted-average constant prepayment rate reflect the cumulative impact of changes in rates, prepayment expectations and model changes.

Commercial Mortgage Servicing Rights

Dollars in millions	September 30, 2011	December 31, 2010
Fair value	$484	$674
Weighted-average life (in years) (a)	6.0	6.3
Prepayment rate range (a)	13%-27%	10%-24%
Effective discount rate range	5%-9%	7%-9%
(a)	Changes in weighted-average life and weighted-average constant prepayment rate reflect the cumulative impact of changes in rates, prepayment expectations and model changes.

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

Residential Mortgage Servicing Rights

Dollars in millions	September 30, 2011	December 31, 2010
Weighted-average constant prepayment rate:
Decline in fair value from 10% adverse change	$46	$41
Decline in fair value from 20% adverse change	$87	$86
Spread over forward interest rate swap rates:
Decline in fair value from 10% adverse change	$27	$43
Decline in fair value from 20% adverse change	$51	$83

Commercial Mortgage Servicing Rights

Dollars in millions	September 30, 2011	December 31, 2010
Prepayment rate range:
Decline in fair value from 10% adverse change	$6	$8
Decline in fair value from 20% adverse change	$12	$16
Effective discount rate range:
Decline in fair value from 10% adverse change	$9	$13
Decline in fair value from 20% adverse change	$19	$26

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

The discount rate used to measure pension obligations is determined by comparing the expected future benefits that will be paid under the plan with yields available on high quality corporate bonds of similar duration. In lower interest rate environments, the sensitivity of pension expense to the assumed discount rate increases. The impact on pension expense of a 0.5% decrease in discount rate in the current environment is $19 million per year. In contrast, the sensitivity to the same change in discount rate in a higher interest rate environment is less significant.

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

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate, close, and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At September 30, 2011 and December 31, 2010, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.9 billion and $13.2 billion, respectively. At September 30, 2011 and December 31, 2010, the potential maximum exposure under the loss share arrangements was $3.9 billion and $4.0 billion, respectively. We maintain a reserve for estimated losses based on our exposure. The reserve for losses under these programs totaled $49 million and $54 million as of September 30, 2011 and December 31, 2010, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

RESIDENTIAL MORTGAGE LOAN AND HOME EQUITY REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in our 2010 Form 10-K, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and the Government National Mortgage Association (GNMA) program, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with Federal Housing Agency (FHA) and Department of Veterans Affairs (VA)-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

PNC’s repurchase obligations also include certain brokered home equity loans/lines that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of the whole-loans sold in these transactions. Repurchase activity associated with brokered home equity lines/loans are reported in the Distressed Assets Portfolio segment.

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

The following table details the unpaid principal balance of our unresolved indemnification and repurchase claims at September 30, 2011 and December 31, 2010.

Analysis of Unresolved Asserted Indemnification and Repurchase Claims

In millions	Sept. 30, 2011	Dec. 31, 2010
Residential mortgages:
Agency securitizations	$242	$110
Private investors (a)	72	100

Home equity loans/lines:
Private investors (b)	98	299
Total unresolved claims	$412	$509
(a)	Activity relates to loans sold through Non-Agency securitization and whole-loan sale transactions.
(b)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.

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

The table below details our indemnification and repurchase claim settlement activity during the first nine months and three months of 2011 and 2010.

Analysis of Indemnification and Repurchase Claim Settlement Activity

	2011			2010
Nine months ended September 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
Agency securitizations	$171	$88	$57	$292	$122	$125
Private investors (e)	67	36	14	111	48	28

Home equity loans/lines:
Private investors - Repurchases (f) (g)	35	102	2	13	14	3
Total indemnification and repurchase settlements	$273	$226	$73	$416	$184	$156

	2011			2010
Three months ended September 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
Agency securitizations	$61	$34	$15	$112	$46	$57
Private investors (e)	11	6	2	24	4	4

Home equity loans/lines:
Private investors - Repurchases (f)	5	4	1	6	5	1
Total indemnification and repurchase settlements	$77	$44	$18	$142	$55	$62
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans, and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and whole-loan sale transactions.
(f)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.
(g)	Included in the Losses Incurred column are payments associated with pooled settlement activities. These payments were made to settle disputed pending repurchase claims as well as any future repurchase claims made by investors. No loans were repurchased in these transactions and accordingly, balances associated with these activities are not included in the Unpaid Principal Balance and Fair Value of Repurchased Loans columns in this table.

During 2010 and the first nine months of 2011, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: 1) misrepresentation of income, assets or employment; 2) property evaluation or status issues (e.g., appraisal, title, etc.); 3) underwriting guideline violations; or 4) mortgage insurance rescissions. During 2010, the frequency and timing of unresolved and settled investor indemnification and repurchase claims increased as a result of higher loan delinquencies which have been impacted by overall weak economic conditions and the prolonged weak residential housing sector. The increased volume of claims was also reflective of an industry trend where Agency investors implemented certain strategies to aggressively reduce their exposure to losses on purchased loans. These same factors, along with an increase in the average time to resolve investor claims, have contributed to the higher balances of unresolved claims for residential mortgages at September 30, 2011. The extended period of time to resolve these investor claims coupled with higher claim rescission rates drove the decline in residential mortgage indemnification and repurchase settlement activity in 2011. As the level of residential mortgage claims increased over the past couple of years, management focused its efforts on improving its process to review and respond to these claims. The lower balance of unresolved indemnification and repurchase claims for home equity loans/lines at September 30, 2011 was primarily attributed to pooled settlement activity and higher claim rescission rates during 2011. Management also implemented enhancements to its process of reviewing and responding to investor claims for this sold portfolio. The year-over-year increase in home equity indemnification and repurchase settlements was primarily attributed to the timing of when repurchases and pooled settlement activities were executed.

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

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need to recognize indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages and home equity loans/lines for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made and our estimate of future claims on a loan by loan basis. These relate primarily to loans originated during 2006-2008. For the home equity loans/lines sold portfolio, we have established indemnification and repurchase liabilities based upon this same methodology for loans sold during 2005-2007.

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At September 30, 2011 and December 31, 2010, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $85 million and $144 million, respectively. The indemnification and repurchase liability for home equity loans/lines was $51 million and $150 million at September 30, 2011 and December 31, 2010, respectively. These liabilities are included in Other liabilities on the Consolidated Balance Sheet. We believe our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on investor indemnification and repurchase claims at September 30, 2011 and December 31, 2010.

The lower residential mortgage indemnification and repurchase liability balance at September 30, 2011 compared to December 31, 2010 reflects lower estimated losses driven primarily by the seasoning of the sold portfolio and higher claim rescission rates as described above. This decrease resulted despite higher levels of investor indemnification and repurchase claim activity. The reduction in the home equity loans/lines indemnification and repurchase liability at September 30, 2011 is reflective of lower anticipated indemnification and repurchase activity for the sold portfolio. This lower estimated activity is primarily attributed to pooled settlement activities, improved investor rescission rates as described above, and the seasoning of the sold home equity portfolio.

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

ASSET QUALITY OVERVIEW

Overall asset quality trends for the third quarter of 2011 were positive and included the following:

•

Third quarter 2011 net charge-offs declined significantly to $365 million, down 41% from third quarter 2010 net charge-offs of $614 million. Third quarter 2011 net charge-offs represented the lowest quarterly level of net charge-offs since fourth quarter 2008.

•

Reflecting ongoing reductions in credit exposure and improvements in asset quality, the provision for credit losses declined to $261 million for the third quarter 2011 compared to the third quarter of 2010 of $486 million. As a result of both these net charge-offs and provision amounts, the level of ALLL has decreased.

•

Aided by a continued, albeit slowly, improving economy, nonperforming loans declined $774 million, or 17%, to $3.7 billion as of September 30, 2011 compared with December 31, 2010. Similarly, nonperforming assets decreased $825 million, or 16%, to $4.3 billion as of September 30, 2011, compared with December 31, 2010.

•	Overall loan delinquencies have declined from year-end 2010 levels helped by the slowly improving economy.
•	Commercial credit quality trends improved noticeably with levels of criticized commercial loan outstandings declining by approximately $2.9 billion, or 21% compared with December 31, 2010, to $10.8 billion at September 30, 2011. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

These positive trends were partially offset by our ongoing loan modification efforts to assist homeowners and other borrowers. These efforts continued to increase our overall level of troubled debt restructurings (TDRs). In particular, TDRs included in nonperforming loans increased to 29% of total nonperforming loans. However, as the economy has slowly improved, our loan modification efforts have begun to show signs of slowing and the amount of TDRs returning to performing status has increased.

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of contractual principal and interest is doubtful and include TDRs, OREO and other foreclosed assets. Loans held for sale, government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonaccrual policies is included in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in this Report. A summary of nonperforming assets is presented in the table below.

Nonperforming assets decreased $825 million from December 31, 2010, to $4.3 billion at September 30, 2011. Nonperforming loans decreased $774 million to $3.7 billion while OREO and foreclosed assets decreased $51 million to $606 million. The ratio of nonperforming assets to total loans and OREO and foreclosed assets was 2.77% at September 30, 2011 and 3.39% at December 31, 2010. The ratio of nonperforming loans to total loans declined to 2.39% at September 30, 2011, compared to 2.97% at December 31, 2010. The decrease in nonperforming loans from December 31, 2010 occurred across all loan classes except for home equity and credit card. Total nonperforming assets have declined $2.1 billion, or 33%, from their peak of $6.4 billion at March 31, 2010.

At September 30, 2011, TDRs included in nonperforming loans increased to $1.1 billion or 29% of total nonperforming loans compared to $784 million or 18% of nonperforming loans as of December 31, 2010. Within consumer nonperforming loans, residential real estate TDRs comprise 46% of total residential real estate nonperforming loans at

September 30, 2011, up from 30% at December 31, 2010. Similarly, home equity TDRs comprise 79% of home equity nonperforming loans at September 30, 2011, up slightly from

75% at December 31, 2010. The level of TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs.

At September 30, 2011, our largest nonperforming asset was $30 million in the Accommodation and Food Services Industry and our average nonperforming loan associated with commercial lending was under $1 million. Our ten largest outstanding nonperforming assets are all from the commercial lending portfolio and represent 9% and 5% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of September 30, 2011.

Nonperforming Assets By Type

In millions	Sept. 30 2011	Dec. 31 2010
Nonperforming loans
Commercial
Retail/wholesale trade	$117	$197
Manufacturing	149	250
Service providers	198	218
Real estate related (a)	256	233
Financial services	31	16
Health care	39	50
Other industries	204	289
Total commercial	994	1,253
Commercial real estate
Real estate projects	1,115	1,422
Commercial mortgage	310	413
Total commercial real estate	1,425	1,835
Equipment lease financing	30	77
TOTAL COMMERCIAL LENDING	2,449	3,165
Consumer (b)
Home equity	484	448
Residential real estate
Residential mortgage (c)	676	764
Residential construction	46	54
Credit card (d)	7
Other consumer	30	35
TOTAL CONSUMER LENDING	1,243	1,301
Total nonperforming loans (e)	3,692	4,466
OREO and foreclosed assets
Other real estate owned (OREO) (f)	553	589
Foreclosed and other assets	53	68
OREO and foreclosed assets	606	657
Total nonperforming assets	$4,298	$5,123
Amount of commercial nonperforming loans contractually current as to remaining principal and interest	$994	$988
Percentage of total commercial nonperforming loans	41%	31%
Amount of TDRs included in nonperforming loans	$1,062	$784
Percentage of total nonperforming loans	29%	18%
Nonperforming loans to total loans	2.39%	2.97%
Nonperforming assets to total loans, OREO and foreclosed assets	2.77	3.39

In millions	Sept. 30 2011	Dec. 31 2010
Nonperforming assets to total assets	1.59	1.94
Allowance for loan and lease losses to total nonperforming loans (e) (g)	122	109
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)	Effective in 2011, nonperforming residential mortgage excludes loans of $68 million accounted for under the fair value option as of September 30, 2011. The comparable balance at December 31, 2010 was not material.
(d)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans placed on nonaccrual status when they become 90 days or more past due, rather than being excluded and charged off at 180 days past due.
(e)	Nonperforming loans do not include government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	Other real estate owned excludes $256 million and $178 million at September 30, 2011 and December 31, 2010, respectively, related to serviced loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(g)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans.

OREO and Foreclosed Assets

In millions	Sept. 30 2011	Dec. 31 2010
Other real estate owned (OREO):
Residential properties	$196	$304
Residential development properties	200	166
Commercial properties	157	119
Total OREO	553	589
Foreclosed and other assets	53	68
OREO and foreclosed assets	$606	$657

Total OREO and foreclosed assets decreased $51 million during the first nine months of 2011 from $657 million at December 31, 2010, to $606 million at September 30, 2011, which represents 14% of total nonperforming assets. As of September 30, 2011 and December 31, 2010, 32% and 46%, respectively, of our OREO and foreclosed assets were comprised of single family residential properties. The lower level of OREO and foreclosed assets was driven completely by lower levels of residential properties as new foreclosures have fallen from the very high levels of early 2010 and sales have rebounded from the low point in the fourth quarter 2010. Excluded from OREO at September 30, 2011 and December 31, 2010, respectively, was $256 million and $178 million of residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Change in Nonperforming Assets

In millions	2011	2010
January 1	$5,123	$6,204
New nonperforming assets	2,771	4,103
Charge-offs and valuation adjustments	(999)	(1,604)
Principal activity, including paydowns and payoffs	(1,454)	(939)
Asset sales and transfers to loans held for sale	(461)	(1,036)
Returned to performing status	(682)	(1,222)
September 30	$4,298	$5,506

The table above presents nonperforming asset activity for the nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011, nonperforming assets decreased $825 million from $5.1 billion at December 31, 2010, to $4.3 billion at September 30, 2011, driven primarily by paydowns, payoffs and charge-offs, offset partly by net new nonperforming assets. Approximately 78% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserves in the event of default, and 41% of commercial lending nonperforming loans are contractually current as to principal and interest. As a measure of the level of charge-offs already taken, as of September 30, 2011, commercial nonperforming loans are carried at approximately 62% of their unpaid principal balance before consideration of the allowance for loan and lease losses.

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

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased by $266 million from December 31, 2010, to $1.6 billion at September 30, 2011. Commercial early stage delinquencies declined by $233 million from December 31, 2010, while consumer delinquencies fell by $33 million. Improvement in early stage delinquency levels was experienced across most loan classes, offset by modest increases in government insured, primarily other consumer education loans, and home equity.

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans increased 2% from $2.7 billion at December 31, 2010, to $2.8 billion at September 30, 2011, reflecting improvement in commercial and consumer delinquency levels, offset by slightly higher government insured delinquent loans, primarily other consumer education loans, and home equity. The following tables display the delinquency status of our loans at September 30, 2011 and December 31, 2010. Additional information regarding accruing loans past due is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report.

Accruing Loans Past Due 30 To 59 Days

	Amount		Percent of Total Outstandings
Dollars in millions	Sept. 30 2011	Dec. 31 2010	Sept. 30 2011	Dec. 31 2010
Commercial	$163	$251	.26%	.45%
Commercial real estate	84	128	.51	.71
Equipment lease financing	9	37	.15	.58
Residential real estate
Non government insured	198	226	1.35	1.41
Government insured	121	105	.83	.66
Home equity	177	159	.53	.47
Credit card	39	46	1.03	1.17
Other consumer
Non government insured	55	95	.30	.56
Government insured	161	165	.89	.97
Total	$1,007	$1,212	.65	.81

Accruing Loans Past Due 60 To 89 Days

	Amount		Percent of Total Outstandings
Dollars in millions	Sept. 30 2011	Dec. 31 2010	Sept. 30 2011	Dec. 31 2010
Commercial	$54	$92	.09%	.17%
Commercial real estate	25	62	.15	.35
Equipment lease financing	4	2	.06	.03
Residential real estate
Non government insured	81	107	.55	.67
Government insured	110	118	.75	.74
Home equity	101	91	.30	.27
Credit card	26	32	.69	.82
Other consumer
Non government insured	22	32	.12	.19
Government insured	121	69	.67	.41
Total	$544	$605	.35	.40

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Sept. 30 2011	Dec. 31 2010	Sept. 30 2011	Dec. 31 2010
Commercial	$34	$59	.05%	.11%
Commercial real estate	13	43	.08	.24
Equipment lease financing	2	1	.03	.02
Residential real estate
Non government insured	137	160	.93	1.00
Government insured	1,998	1,961	13.63	12.26
Home equity	206	174	.62	.51
Credit card	45	77	1.19	1.96
Other consumer
Non government insured	23	28	.13	.16
Government insured	310	206	1.71	1.22
Total	$2,768	$2,709	1.79	1.80

Our Special Asset Committee closely monitors loans that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $421 million at September 30, 2011 and $574 million at December 31, 2010.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $33.2 billion as of September 30, 2011, or 21% of the total loan portfolio. Of that total, $22.7 billion, or 68%, was outstanding under primarily variable-rate home equity lines of credit and $10.5 billion, or 32%, consisted of closed-end home equity installment loans. Less than 2% of the portfolio was on nonperforming status as of September 30, 2011.

As of September 30, 2011, we are in an originated first lien position for approximately 32% of the total portfolio and, where originated as a second lien, we currently hold the first lien position for approximately an additional 1% of the portfolio. The remaining 67% of the portfolio was secured by second liens where we do not hold the first lien position. Historically, we have originated and sold first mortgages which has resulted in a low percentage of home equity loans where we hold the first lien position.

We track borrower performance and other credit metrics monthly for the home equity portfolio, including historical performance of the first lien loan, FICO scores and loan-to-value ratios. This information is used for credit analysis and segmentation of the portfolio by risk, including the portion of the portfolio in a second lien position, for inclusion in allowance roll rate models. This process is consistent with prior periods’ allowance process and methodology. For the majority of the home equity portfolio where we are in or hold the first lien position, the credit performance of this portion of the portfolio is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

For the portion of the home equity portfolio in a second lien position, our ability to validate lien positions, and therefore determine whether the first lien position is in default, is based upon available external information, which we continue to obtain and analyze for accuracy and reliability. In certain circumstances, we may be unable to determine whether the same collateral applies to both the first and second liens.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20 year amortization term. Based upon outstanding balances at September 30, 2011, approximately $.2 billion, $.9 billion, $1.1 billion, $1.3 billion, and $7.0 billion will convert to amortizing during the remainder of 2011, and the years 2012, 2013, 2014, and beyond, respectively.

Based upon outstanding amortizing home equity lines of credit balances, including purchased impaired loans, at September 30, 2011, approximately 4.93% were 1-89 days past due and approximately 5.43% were greater than or equal to 90 days past due. When a borrower becomes 60 days past due, we terminate borrowing privileges and the outstanding balance becomes an amortizing loan. Accordingly, the majority of non-amortizing home equity lines of credit are current. Additionally, for those non-amortizing home equity lines of credit approximately 24% of our borrowers are paying interest only per the loan’s contractual terms.

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes to Consolidated Financial Statements in this Report for additional information.

LOAN MODIFICATIONS AND TROUBLED DEBT RESTRUCTURINGS

Consumer Loan Modifications

We modify loans under government and PNC-developed programs based upon our commitment to help eligible homeowners and borrowers avoid foreclosure, where appropriate. Initially, a borrower is evaluated for a modification under a government program. If a borrower does not qualify under a government program, the borrower is then evaluated under a PNC program. Our programs utilize both temporary and permanent modifications and typically reduce the interest rate, extend the term and/or defer principal. Temporary and permanent modifications under programs involving a change to loan terms are generally classified as TDRs. Further, certain payment plans and trial payment arrangements which do not include a contractual change to loan terms may be classified as TDRs. Additional detail on TDRs is discussed below as well as in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes to Consolidated Financial Statements in this Report.

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

For consumer loan programs, such as, residential mortgages and home equity loans and lines, we will enter into a temporary modification when the borrower has indicated a temporary hardship and a willingness to bring current the delinquent loan balance. Examples of this situation often include delinquency due to illness or death in the family, or a loss of employment. Permanent modifications are entered into when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but our expectation is that payments at lower amounts can be made. Residential mortgage and home equity loans and lines have been modified with changes in terms for up to 60 months, although the majority involve periods of three to 24 months.

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

Bank-Owned Consumer Real Estate Related Loan Modifications

	September 30, 2011		December 31, 2010
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Residential Mortgages
Permanent Modifications	7,015	$1,291	5,517	$1,137
Non-Prime Mortgages
Permanent Modifications	4,334	596	3,405	441
Residential Construction
Permanent Modifications	1,152	521	470	235
Home Equity
Temporary Modifications	13,707	1,252	12,643	1,151
Permanent Modifications	1,169	73	163	17
Total Home Equity	14,876	1,325	12,806	1,168
Total Bank-Owned Consumer Real Estate Related Loan Modifications	27,377	$3,733	22,198	$2,981

Bank-Owned Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a)

	Six Months		Nine Months		12 Months
September 30, 2011 Dollars in millions, except as noted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (b)
Permanent Modifications
Residential Mortgages
First Quarter 2011	359	21.8%					$59.0
Fourth Quarter 2010	351	18.9	551	29.7%			95.8
Third Quarter 2010	502	25.3	612	30.8	721	36.3%	121.4
Second Quarter 2010	323	22.2	412	28.3	479	32.9	76.0
First Quarter 2010	268	20.9	413	32.2	468	36.5	64.2
Fourth Quarter 2009	203	24.4	270	32.5	346	41.6	46.4
Non-Prime Mortgages
First Quarter 2011	79	18.6					10.7
Fourth Quarter 2010	13	13.5	24	25.0			3.4
Third Quarter 2010	95	18.3	114	22.0	144	27.8	19.4
Second Quarter 2010	102	23.6	111	25.7	127	29.4	17.6
First Quarter 2010	64	19.6	77	23.5	89	27.2	8.7
Fourth Quarter 2009	115	18.4	188	30.1	216	34.6	14.5
Residential Construction (c)
First Quarter 2011	7	4.2					3.6
Fourth Quarter 2010	9	4.0	15	6.7			4.6
Third Quarter 2010	19	6.9	22	7.9	24	8.7	2.7
Second Quarter 2010	31	11.9	32	12.3	34	13.1	7.9
First Quarter 2010	5	13.5	6	16.2	5	13.5	3.0
Home Equity (d)
First Quarter 2011	1	2.8
Fourth Quarter 2010	4	14.3	6	21.4
Third Quarter 2010	1	9.1	2	18.2	1	9.1
Second Quarter 2010	2	12.5	4	25.0	4	25.0
First Quarter 2010	1	2.6	5	12.8	7	17.9
Fourth Quarter 2009			1	8.3	3	25.0
Temporary Modifications
Home Equity
First Quarter 2011	99	6.6%					$9.1
Fourth Quarter 2010	131	6.4	267	13.0%			23.5
Third Quarter 2010	142	6.8	249	11.9	375	17.9%	33.5
Second Quarter 2010	165	7.8	260	12.3	348	16.5	29.1
First Quarter 2010	241	8.8	403	14.7	511	18.6	42.9
Fourth Quarter 2009	227	10.4	370	17.0	491	22.6	47.2
(a)	Vintage refers to the quarter in which the modification occurred.
(b)	Reflects September 30, 2011 principal balances for the First Quarter 2011 Vintage at Six Months, for the Fourth Quarter 2010 Vintage at Nine Months, and for the Third Quarter 2010 and prior Vintages at 12 Months.
(c)	Amounts for fourth quarter 2009 are zero.
(d)	The unpaid principal balance for permanent home equity modifications totals less than $1 million for each vintage.

In addition to temporary loan modifications, we may make available to a borrower a payment plan or a HAMP trial payment period. Under a payment plan or a HAMP trial payment period, there is no change to the loan’s contractual terms so the borrower remains legally responsible for payment of the loan under its original terms. A payment plan involves the borrower making payments that differ from the contractual payment amount for a short period of time, generally three months, during which time a borrower is brought current. Our motivation is to allow for repayment of an outstanding past due amount through payment of additional amounts over the short period of time. Due to the short term nature of the payment plan, there is a minimal impact to the ALLL.

Under a HAMP trial payment period, we allow a borrower to demonstrate successful payment performance before establishing an alternative payment amount. Subsequent to successful borrower performance under the trial payment period, we will change a loan’s contractual terms. As the borrower is often already delinquent at the time of participation in the HAMP trial payment period, upon successful completion, there is not a significant increase in the ALLL. If the trial payment period is unsuccessful, the loan will be charged off at the end of the trial payment period to its estimated fair value of the underlying collateral less costs to sell.

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under

PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of September 30, 2011 and December 31, 2010, 2,546 accounts with a balance of $456 million and 1,027 accounts with a balance of $262 million, respectively, of residential real estate loans have been modified under HAMP and were still outstanding on our balance sheet.

We do not re-modify a defaulted modified loan except for subsequent significant life events, as defined by the OCC. A re-modified loan continues to be classified as a TDR for the remainder of its term regardless of subsequent payment performance.

Commercial Loan Modifications and Payment Plans

Modifications of terms for large commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate, extension of the term of the loan and/or forgiveness of principal. Modified large commercial loans are usually already nonperforming prior to modification.

Beginning in 2010, we established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of September 30, 2011 and December 31, 2010, $93 million and $88 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $22 million have been determined to be TDRs as of September 30, 2011. No balances were considered TDRs at December 31, 2010. As noted below, we adopted new TDR guidance, effective retroactively to January 1, 2011.

Troubled Debt Restructurings

In the third quarter of 2011, we adopted new accounting guidance pertaining to TDRs, which was effective retroactive to January 1, 2011. For additional information, see Note 1 Accounting Policies and Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes to Consolidated Financial Statements in this Report. A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from our loss mitigation activities and include interest rate reductions, term extensions, and deferral or forgiveness of principal intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Consumer government insured or guaranteed loans, held for sale loans, loans accounted for under the fair value option and pooled purchased impaired loans are not classified as TDRs and totaled $1.4 billion at September 30, 2011.

Summary of Troubled Debt Restructurings

In millions	Sept. 30 2011	Dec. 31 2010
Consumer lending:
Real estate-related	$1,434	$1,087
Credit card (a)	305	331
Other consumer	12	4
Total consumer lending	1,751	1,422
Total commercial lending	396	236
Total TDRs	$2,147	$1,658
Nonperforming	$1,062	$784
Accruing (b)	780	543
Credit card (a)	305	331
Total TDRs	$2,147	$1,658
(a)	Includes credit cards and certain small business and consumer credit agreements whose terms have been modified and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.
(b)	Accruing loans have demonstrated a period of at least six months of performance under the modified terms and are excluded from nonperforming loans.

Total TDRs increased $489 million or 29% during the nine months of 2011 to $2.1 billion as of September 30, 2011. Of this total, nonperforming TDRs totaled $1.1 billion, which represents approximately 29% of total nonperforming loans. However, as the economy has continued to slowly improve, our consumer real estate related loan modification efforts have begun to show signs of slowing and the amount of TDRs returning to performing status has been increasing as noted below.

TDRs that have returned to performing (accruing) status are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. These TDRs increased $237 million or 30% during the first nine months of 2011 to $780 million as of September 30, 2011. This increase reflects the further seasoning and performance of the TDRs. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes to Consolidated Financial Statements in this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $1.3 billion in net charge-offs for the first nine months of 2011, compared to $2.1 billion in the nine months of 2010. Commercial net charge-offs fell from $1.2 billion in the first nine months of 2010 to $601 million in the first nine months of 2011. Consumer net charge-offs declined from $987 million in the first nine months of 2010 to $711 million in the first nine months of 2011.

Loan Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2011
Commercial	$557	$256	$301	.69%
Commercial real estate	374	65	309	2.45
Equipment lease financing	28	37	(9)	(.19)
Residential real estate	121	10	111	0.98
Home equity	375	37	338	1.35
Credit card	185	18	167	5.96
Other consumer	142	47	95	.74
Total	$1,782	$470	$1,312	1.16
2010
Commercial	$896	$223	$673	1.65%
Commercial real estate	489	57	432	2.74
Equipment lease financing	91	38	53	1.14
Residential real estate	282	20	262	1.92
Home equity	364	32	332	1.26
Credit card	262	15	247	8.26
Other consumer	184	38	146	1.22
Total	$2,568	$423	$2,145	1.85

Total net charge-offs are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements in this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are constantly changing as the financial strength of the borrower and overall economic conditions change, there were no significant changes during the first nine months of 2011 to the methodology we follow to determine our ALLL.

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

The ALLL is significantly lower than it would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of ALLL to total loans. Loan loss reserves on the purchased impaired loans were not carried over on the date of acquisition. As of September 30, 2011, we have established reserves of $986 million for purchased impaired loans.

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

Allowance for Loan and Lease Losses

Dollars in millions	2011	2010
January 1	$4,887	$5,072
Total net charge-offs	(1,312)	(2,145)
Provision for credit losses	962	2,060
Adoption of ASU 2009-17, Consolidations		141
Other	(1)
Net change in allowance for unfunded loan commitments and letters of credit	(29)	103
September 30	$4,507	$5,231
Net charge-offs to average loans (for the nine months ended) (annualized)	1.16%	1.85%
Allowance for loan and lease losses to total loans	2.92	3.48
Commercial lending net charge-offs	$(601)	$(1,158)
Consumer lending net charge-offs	(711)	(987)
Total net charge-offs	$(1,312)	$(2,145)
Net charge-offs to average loans (for the nine months ended) (annualized)
Commercial lending	0.99%	1.89%
Consumer lending	1.37	1.80

Net charge-offs to average loans

As further described in the Consolidated Income Statement section of this Report, the provision for credit losses totaled $962 million for the first nine months of 2011 compared to $2.1 billion for the first nine months of 2010. For the first nine months of 2011, the provision for commercial credit losses declined by $392 million or 59% from the first nine months of 2010. Similarly, the provision for consumer credit losses decreased $706 million or 50% from the first nine months of 2010. As a result of both these net charge-offs and provision amounts, the level of ALLL has decreased.

The portion of the ALLL allocated to commercial nonperforming loans was 26% at September 30, 2011, and 28% at December 31, 2010. The allowance allocated to purchased impaired loans and consumer loans and lines of credit not secured by residential real estate, which are both excluded from nonperforming loans, was $1.4 billion at both September 30, 2011, and December 31, 2010. Excluding these balances, the allowance as a percent of nonperforming loans was 85% and 77% as of September 30, 2011 and December 31, 2010, respectively.

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

CREDIT DEFAULT SWAPS

From a credit risk management perspective, we use credit default swaps (CDS) as a tool to manage risk concentrations in the credit portfolio. That risk management could come from protection purchased or sold in the form of single name or index products. When we buy loss protection by purchasing a CDS, we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs for a particular obligor or reference entity.

When we sell protection, we receive a CDS premium from the buyer in return for PNC’s obligation to pay the buyer if a specified credit event occurs for a particular obligor or reference entity.

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

LIQUIDITY RISK MANAGEMENT

Liquidity risk has two fundamental components. The first is the potential loss if we were unable to meet our funding requirements at a reasonable cost. The second is the potential inability to operate our businesses because adequate contingent liquidity is not available in a stressed environment. We manage liquidity risk at the consolidated company level (bank, parent company, and nonbank subsidiaries combined) to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances and to help ensure that we maintain an appropriate level of contingent liquidity.

Spot and forward funding gap analyses are used to measure and monitor consolidated liquidity risk. Funding gaps represent the difference in projected sources of liquidity available to offset projected uses. We calculate funding gaps for the overnight, thirty-day, ninety-day, one hundred eighty-day and one-year time intervals. Management also monitors liquidity through a series of early warning indicators that may indicate a potential market, or PNC-specific, liquidity stress event. Finally, management performs a set of liquidity stress tests and maintains a contingency funding plan to address a potential liquidity crisis. In the most severe liquidity stress simulation, we assume that PNC’s liquidity position is under pressure, while the market in general is under systemic pressure. The simulation considers, among other things, the impact of restricted access to both secured and unsecured external sources of funding, accelerated run-off of customer deposits, valuation pressure on assets, and heavy demand to fund contingent obligations. Risk limits are established within our Liquidity Risk Policy. Management’s Asset and Liability Committee regularly reviews compliance with the established limits.

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet our parent company obligations over the succeeding 24-month period. Risk limits for parent company liquidity are established within our Enterprise Capital and Liquidity Management Policy. The Board of Directors’ Risk Committee regularly reviews compliance with the established limits.

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

As of September 30, 2011, there were approximately $5.3 billion of bank borrowings with maturities of less than one year.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At September 30, 2011, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) totaling $7.5 billion and securities available for sale totaling $49.7 billion. Of our total liquid assets of $57.2 billion, we had $22.6 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management.

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

PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through September 30, 2011, PNC Bank, N.A. had issued $6.9 billion of debt under this program. Total senior and subordinated debt declined to $5.0 billion at September 30, 2011 from $5.5 billion at December 31, 2010 due to maturities.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At September 30, 2011, our unused secured borrowing capacity was $13.1 billion with FHLB-Pittsburgh. Total FHLB borrowings declined to $5.0 billion at September 30, 2011 from $6.0 billion at December 31, 2010 due to maturities.

PNC Bank, N.A. has the ability to offer up to $3.0 billion of its commercial paper. As of September 30, 2011, there were no issuances outstanding under this program. Other borrowed funds on our Consolidated Balance Sheet includes $3.3 billion of commercial paper issued by Market Street Funding LLC, a consolidated VIE.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At September 30, 2011, our unused secured borrowing capacity was $27.6 billion with the Federal Reserve Bank.

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

See 2011 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our upcoming November 2011 redemption of trust preferred securities, our September 2011 issuance of senior notes, our July 2011 issuance of preferred stock, our April 2011 increase to PNC’s quarterly common stock dividend, and our plans regarding purchase of shares under PNC’s existing common stock repurchase program.

As of September 30, 2011, there were approximately $4.0 billion of parent company borrowings with maturities of less than one year.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $2.0 billion at September 30, 2011. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Part II, Item 8 of our 2010 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Trust Preferred Securities” section of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Part II, Item 8 of our 2010 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of September 30, 2011, the parent company had approximately $7.9 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital securities, in public or private markets and commercial paper.

We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. Total senior and subordinated debt and hybrid capital instruments declined to $16.6 billion at September 30, 2011 from $17.3 billion at December 31, 2010 due to maturities.

During 2011 we issued the following securities under our shelf registration statement:

•	$1.25 billion of senior notes issued September 19, 2011 and due September 2016. Interest is paid semi-annually at a fixed rate of 2.70%,
•

One million depository shares, each representing a 1/100th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O, issued July 27, 2011, resulting in gross proceeds to us before commissions and expenses of $1 billion.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of September 30, 2011, there were no issuances outstanding under this program.

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

Credit ratings as of September 30, 2011 for PNC and PNC Bank, N.A. follow:

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A	A+
Subordinated debt	Baa1	A-	A
Preferred stock	Baa3	BBB	A

PNC Bank, N.A.
Subordinated debt	A3	A	A
Long-term deposits	A2	A+	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of September 30, 2011 representing required and potential cash outflows.

Contractual Obligations

		Payment Due By Period
September 30, 2011 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$36,329	$29,847	$4,338	$1,197	$947
Borrowed funds (a) (b)	35,102	13,811	5,105	5,116	11,070
Minimum annual rentals on noncancellable leases	2,498	334	585	425	1,154
Nonqualified pension and postretirement benefits	572	69	123	117	263
Purchase obligations (c)	629	300	240	82	7
Total contractual cash obligations	$75,130	$44,361	$10,391	$6,937	$13,441
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At September 30, 2011, the liability for uncertain tax positions, excluding associated interest and penalties, was $218 million. This liability represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 15 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Our contractual obligations totaled $84.6 billion at December 31, 2010. The decline in the comparison is primarily attributable to decreases in the remaining contractual maturities of time deposits and maturities on borrowed funds.

Other Commitments (a)

		Amount Of Commitment Expiration By Period
September 30, 2011 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$103,236	$52,949	$31,655	$18,079	$553
Standby letters of credit (b)	10,883	4,444	5,263	1,047	129
Reinsurance agreements (c)	6,601	3,022	108	54	3,417
Other commitments (d)	692	398	232	58	4
Total commitments	$121,412	$60,813	$37,258	$19,238	$4,103
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $7.6 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers.
(d)	Includes unfunded commitments related to private equity investments of $270 million and other investments of $4 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $387 million and other direct equity investments of $31 million that are included in Other liabilities on our Consolidated Balance Sheet.

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

Sensitivity results and market interest rate benchmarks for the third quarters of 2011 and 2010 follow:

Interest Sensitivity Analysis

	Third Quarter 2011	Third Quarter 2010
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.8%	1.5%
100 basis point decrease (a)	(1.2)%	(1.8)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	6.5%	4.6%
100 basis point decrease (a)	(3.7)%	(5.9)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(5.4)	(3.0)
Key Period-End Interest Rates
One-month LIBOR	.24%	.26%
Three-year swap	.74%	.87%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Net Interest Income Sensitivity to Alternative Rate Scenarios (Third Quarter 2011)

	PNC Economist	Market Forward	Two-Ten Slope
First year sensitivity	.9%	.4%	(.1)%
Second year sensitivity	3.2%	2.9%	.2%

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

The third quarter 2011 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities are primarily customer-driven trading in fixed income securities, derivatives, and foreign exchange contracts. They also include the underwriting of fixed income and equity securities.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in trading activities. We calculate VaR at both a 99% non diversified and 95% diversified confidence interval. The 99% VaR is used for computing our regulatory market risk capital charge while 95% VaR is used for internal management reporting. PNC began measuring enterprise wide VaR internally on a diversified basis at a 95% confidence interval in the second quarter of 2011. We believe a diversified VaR is a better representation of risk as it reflects empirical correlations across different asset classes. Additionally, moving to a 95% confidence level provides a more stable measure of the VaR for day-to-day risk management. During the first nine months of 2011, our 95% VaR ranged between $.4 million and $3.5 million, averaging $.8 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Over a typical business cycle, we would expect an average of twelve to thirteen instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level at a 95% confidence interval. There were no such instances during the three months from July 1, 2011 to September 30, 2011 and during the nine months from January 1, 2011 to September 30, 2011 under our diversified VaR measure. We use a 500 day look back period for backtesting and include customer related revenue. Including customer revenue helps to reduce trading losses and therefore, there were no instances of actual losses exceeding the prior day VaR measure.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day diversified VaR for the period.

Total trading revenue was as follows:

Trading Revenue

Nine months ended September 30 In millions	2011	2010
Net interest income	$33	$43
Noninterest income	159	99
Total trading revenue	$192	$142
Securities underwriting and trading (a)	$58	$70
Foreign exchange	69	59
Financial derivatives and other	65	13
Total trading revenue (b)	$192	$142

Three months ended September 30 In millions	2011	2010
Net interest income	$11	$11
Noninterest income	51	21
Total trading revenue	$62	$32
Securities underwriting and trading (a)	$13	$17
Foreign exchange	33	14
Financial derivatives and other	16	1
Total trading revenue (b)	$62	$32
(a)	Includes changes in fair value for certain loans accounted for at fair value.
(b)	Product trading revenue includes customer related hedged activity.

Trading revenue excludes the impact of economic hedging activities, which relate primarily to residential mortgage servicing rights, residential and held-for-sale commercial real estate loans, and certain residential mortgage-backed agency hybrid securities.

Trading revenue for the first nine months of 2011 increased $50 million compared with the first nine months of 2010 primarily due to the reduced impact of counterparty credit risk on valuations of customer derivative positions and improved customer derivative sales results. These increases were partially offset by lower underwriting activity.

Trading revenue for the third quarter increased $30 million compared with the third quarter of 2010 due to the reduced impact of counterparty credit risk on valuations of customer derivative positions, improved customer derivative sales and foreign exchange results.

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

A summary of our equity investments follows:

In millions	Sept. 30 2011	Dec. 31 2010
BlackRock	$5,256	$5,017
Tax credit investments	2,420	2,054
Private equity	1,507	1,375
Visa	456	456
Other	276	318
Total	$9,915	$9,220

BlackRock

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at September 30, 2011, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are tax credit investments which are accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.4 billion at September 30, 2011 and $2.1 billion at December 31, 2010.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of equity and mezzanine investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.5 billion at September 30, 2011 and $1.4 billion at December 31, 2010. As of September 30, 2011, $861 million was invested directly in a variety of companies and $646 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $251 million as of September 30, 2011. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

Our unfunded commitments related to private equity totaled $270 million at September 30, 2011 compared with $319 million at December 31, 2010.

Visa

At September 30, 2011, our investment in Visa Class B common shares totaled approximately 23 million shares. In March 2011, Visa funded $400 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $38 million share of the $400 million as a reduction of our previously established indemnification liability and a reduction of noninterest expense. Our indemnification liability included on our Consolidated Balance Sheet at September 30, 2011 totaled $32 million. Our ultimate exposure to the specified Visa litigation may be different than this amount.

As of September 30, 2011, we had recognized $456 million of our Visa ownership, which we acquired with National City, on our Consolidated Balance Sheet. Based on the September 30, 2011 closing price of $85.72 for the Visa Class A shares, the market value of our total investment was $975 million at the current conversion ratio. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with any settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

Note 17 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report has further information on our Visa indemnification obligation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At September 30, 2011, other investments totaled $276 million compared with $318 million at December 31, 2010. We recognized net gains related to these investments of $8 million during the first nine months of 2011, including net losses of $5 million during the third quarter. We recognized net gains related to these investments of $33 million during the first nine months of 2010, including $7 million during the third quarter.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $4 million at September 30, 2011 and $11 million at December 31, 2010.

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

The following table provides the notional or contractual amounts and estimated net fair value of financial derivatives at September 30, 2011 and December 31, 2010.

Financial Derivatives

	September 30, 2011		December 31, 2010
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Derivatives designated as hedging instruments under GAAP
Interest rate contracts (a)
Asset rate conversion
Receive fixed swaps	$12,676	$598	$14,452	$332
Pay fixed swaps (c) (d)	2,001	(121)	1,669	12
Liability rate conversion
Receive fixed swaps	10,476	1,316	9,803	834
Forward purchase commitments	3,187	39	2,350	(8)
Total interest rate risk management	28,340	1,832	28,274	1,170
Total derivatives designated as hedging instruments (b)	$28,340	$1,832	$28,274	$1,170
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Interest rate contracts
Swaps	$98,122	$477	$83,421	$63
Futures	61,719		51,699
Future options	14,300	2	31,250	21
Bond options	750	1
Swaptions	11,476	30	11,040	28
Commitments related to residential mortgage assets	18,189	61	16,652	47
Total residential mortgage banking activities	$204,556	$571	$194,062	$159
Derivatives used for commercial mortgage banking activities:
Interest rate contracts
Swaps	$970	$(37)	$1,744	$(41)
Swaptions	400	3
Commitments related to commercial mortgage assets	1,211	13	1,228	5
Credit contracts
Credit default swaps	95	6	210	8
Total commercial mortgage banking activities	$2,676	$(15)	$3,182	$(28)
Derivatives used for customer-related activities:
Interest rate contracts
Swaps (d)	$104,467	$(200)	$92,248	$(104)
Caps/floors
Sold	5,766	(7)	3,207	(15)
Purchased	5,330	20	2,528	14
Swaptions	2,081	96	2,165	13
Futures	3,556		2,793
Commitments related to residential mortgage assets	841		738
Foreign exchange contracts	11,455	81	7,913	(6)
Equity contracts	343	(2)	334	(3)
Credit contracts
Risk participation agreements	3,079	2	2,738	3
Total customer-related	$136,918	$(10)	$114,664	$(98)
Derivatives used for other risk management activities:
Interest rate contracts
Swaps (d)	$1,729	$(30)	$3,021	$6
Swaptions			100	4
Futures	390		298
Commitments related to residential mortgage assets	1,364		1,100	1
Foreign exchange contracts	27	(2)	32	(4)
Credit contracts
Credit default swaps	398	7	551	8
Other contracts (e)	111	(174)	209	(396)
Total other risk management	$4,019	$(199)	$5,311	$(381)
Total derivatives not designated as hedging instruments	$348,169	$347	$317,219	$(348)
Total Gross Derivatives	$376,509	$2,179	$345,493	$822
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 55% were based on 1-month LIBOR and 45% on 3-month LIBOR at September 30, 2011 compared with 58% and 42%, respectively, at December 31, 2010.
(b)	Fair value amount includes net accrued interest receivable of $127 million at September 30, 2011 and $132 million at December 31, 2010.
(c)	Includes zero-coupon swaps.
(d)	The increases in the negative fair values from December 31, 2010 to September 30, 2011 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during the first nine months of 2011 and contracts terminated during that period.
(e)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2011, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2011, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other real estate owned (OREO) and foreclosed assets – Assets taken in settlement of troubled loans through surrender or foreclosure. Foreclosed assets include all assets received in full or partial satisfaction of a loan and include real and personal property, equity interests in corporations, partnerships, joint ventures, and beneficial interests in trusts. Premises that are no longer used in operations may also be included in real estate owned.

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

Parent company liquidity coverage – Liquid assets divided by funding obligations within a two year period.

Pretax earnings – Income from continuing operations before income taxes and noncontrolling interests.

Pretax, pre-provision earnings from continuing operations – Total revenue less noninterest expense, both from continuing operations.

Primary client relationship – A corporate banking client relationship with annual revenue generation of $10,000 to $50,000 or more, and for Asset Management Group, a client relationship with annual revenue generation of $10,000 or more.

Probability of Default (PD) – An internal risk rating that indicates the likelihood that a credit obligor will enter into default status.

Purchase accounting accretion – Accretion of the discounts and premiums on acquired assets and liabilities. The purchase accounting accretion is recognized in net interest income over the weighted-average life of the financial instruments using the constant effective yield method.

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

Troubled debt restructuring (TDRs) – A loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties.

Value-at-risk (VaR) – A statistically-based measure of risk which describes the amount of potential loss which may be incurred due to severe and adverse market movements. The measure is of the maximum loss which should not be exceeded on 95 out of 100 days.

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
•

The impact on financial markets and the economy of the downgrade by Standard & Poor’s of U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the level of U.S. and European government debt and concerns regarding the creditworthiness of certain sovereign governments in Europe.

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the modest economic expansion will persist in the year ahead and interest rates will remain very low.

•

Legal and regulatory developments could have an impact on ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•

Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation and changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects, and changes in accounting policies and principles. We will be impacted by extensive reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on us, remains uncertain.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act and to Basel III initiatives.
•

Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. In addition to matters relating to PNC’s business and activities, such matters may include proceedings, claims, investigations, or inquiries relating to pre-acquisition business and activities of acquired companies, such as National City. These matters may result in monetary judgments or settlements or other remedies, including fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to PNC.

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

•

In addition to the planned RBC Bank (USA) transaction, we grow our business in part by acquiring from time to time other financial services companies, financial services assets and related deposits. These other acquisitions, including our planned acquisition of branches and related deposits in metropolitan Atlanta, Georgia from Flagstar Bank, FSB, often present risks and uncertainties analogous to those presented by the RBC Bank (USA) transaction, as well as, in some cases, with risks related to entering into new lines of business.

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

We provide greater detail regarding some of these factors in our 2010 Form 10-K, our first and second quarter 2011 Form 10-Qs, and elsewhere in this Report, including Risk Factors and Risk Management sections of those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

Consolidated Income Statement

The PNC Financial Services Group, Inc.

In millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2011	2010	2011	2010
Interest Income
Loans	$1,904	$1,996	$5,693	$6,314
Investment securities	511	592	1,638	1,787
Other	115	113	329	378
Total interest income	2,530	2,701	7,660	8,479
Interest Expense
Deposits	167	233	529	758
Borrowed funds	188	253	630	692
Total interest expense	355	486	1,159	1,450
Net interest income	2,175	2,215	6,501	7,029
Noninterest Income
Asset management	287	249	838	751
Consumer services	330	328	974	939
Corporate services	187	183	632	712
Residential mortgage	198	216	556	542
Service charges on deposits	140	164	394	573
Net gains on sales of securities	68	121	187	358
Other-than-temporary impairments	(122)	(117)	(225)	(475)
Less: Noncredit portion of other-than-temporary impairments (a)	(87)	(46)	(117)	(194)
Net other-than-temporary impairments	(35)	(71)	(108)	(281)
Other	194	193	803	650
Total noninterest income	1,369	1,383	4,276	4,244
Total revenue	3,544	3,598	10,777	11,273
Provision For Credit Losses	261	486	962	2,060
Noninterest Expense
Personnel	949	959	2,914	2,874
Occupancy	171	177	540	536
Equipment	159	152	484	492
Marketing	72	81	175	196
Other	789	789	2,273	2,175
Total noninterest expense	2,140	2,158	6,386	6,273
Income from continuing operations before income taxes and noncontrolling interests	1,143	954	3,429	2,940
Income taxes	309	179	851	736
Income from continuing operations before noncontrolling interests	834	775	2,578	2,204
Income from discontinued operations (net of income taxes of zero, $311, zero, and $338)		328		373
Net income	834	1,103	2,578	2,577
Less: Net income (loss) attributable to noncontrolling interests	4	2	(2)	(12)
Preferred stock dividends	4	4	32	122
Preferred stock discount accretion and redemptions		3	1	254
Net income attributable to common shareholders	$826	$1,094	$2,547	$2,213
Basic Earnings Per Common Share
Continuing operations	$1.57	$1.45	$4.84	$3.56
Discontinued operations		.63		.72
Net income	$1.57	$2.08	$4.84	$4.28
Diluted Earnings Per Common Share
Continuing operations	$1.55	$1.45	$4.79	$3.52
Discontinued operations		.62		.72
Net income	$1.55	$2.07	$4.79	$4.24
Average Common Shares Outstanding
Basic	524	523	524	515
Diluted	526	526	526	518
(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

Consolidated Balance Sheet

The PNC Financial Services Group, Inc.

In millions, except par value Unaudited	September 30 2011	December 31 2010
Assets
Cash and due from banks (includes $6 and $2 for VIEs) (a)	$3,982	$3,297
Federal funds sold and resale agreements (includes $802 and $866 measured at fair value) (b)	1,806	3,704
Trading securities	2,960	1,826
Interest-earning deposits with banks (includes $136 and $288 for VIEs) (a)	2,773	1,610
Loans held for sale (includes $2,184 and $2,755 measured at fair value) (b)	2,491	3,492
Investment securities (includes $110 and $192 for VIEs) (a)	62,105	64,262
Loans (includes $5,124 and $4,645 for VIEs)
(includes $226 and $116 measured at fair value) (a) (b)	154,543	150,595
Allowance for loan and lease losses (includes $(92) and $(183) for VIEs) (a)	(4,507)	(4,887)
Net loans	150,036	145,708
Goodwill	8,207	8,149
Other intangible assets	1,949	2,604
Equity investments (includes $1,438 and $1,177 for VIEs) (a)	9,915	9,220
Other (includes $1,181 and $676 for VIEs) (includes $174 and $396 measured at fair value) (a) (b)	23,246	20,412
Total assets	$269,470	$264,284
Liabilities
Deposits
Noninterest-bearing	$55,180	$50,019
Interest-bearing	132,552	133,371
Total deposits	187,732	183,390
Borrowed funds
Federal funds purchased and repurchase agreements	3,105	4,144
Federal Home Loan Bank borrowings	5,015	6,043
Bank notes and senior debt	11,990	12,904
Subordinated debt	9,564	9,842
Other (includes $3,819 and $3,354 for VIEs) (a)	5,428	6,555
Total borrowed funds	35,102	39,488
Allowance for unfunded loan commitments and letters of credit	217	188
Accrued expenses (includes $157 and $88 for VIEs) (a)	3,587	3,188
Other (includes $678 and $456 for VIEs) (a)	5,590	5,192
Total liabilities	232,228	231,446
Equity
Preferred stock (c)
Common stock ($5 par value,
authorized 800 shares, issued 536 shares)	2,682	2,682
Capital surplus – preferred stock	1,636	647
Capital surplus – common stock and other	12,054	12,057
Retained earnings	17,985	15,859
Accumulated other comprehensive income (loss)	397	(431)
Common stock held in treasury at cost: 10 shares	(535)	(572)
Total shareholders’ equity	34,219	30,242
Noncontrolling interests	3,023	2,596
Total equity	37,242	32,838
Total liabilities and equity	$269,470	$264,284

(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

Consolidated Statement Of Cash Flows

The PNC Financial Services Group, Inc.

In millions	Nine months ended September 30
Unaudited	2011	2010
Operating Activities
Net income	$2,578	$2,577
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	962	2,060
Depreciation and amortization	850	753
Deferred income taxes	160	691
Net gains on sales of securities	(187)	(358)
Net other-than-temporary impairments	108	281
Gain on sale of PNC Global Investment Servicing		(639)
Undistributed earnings of BlackRock	(216)	(176)
Net change in
Trading securities and other short-term investments	(137)	1,092
Loans held for sale	602	(1,056)
Other assets	(4,014)	(1,411)
Accrued expenses and other liabilities	3,510	566
Other	369	58
Net cash provided (used) by operating activities	4,585	4,438
Investing Activities
Sales
Securities available for sale	17,136	17,994
Loans	1,418	2,326
Repayments/maturities
Securities available for sale	4,289	5,869
Securities held to maturity	1,983	1,857
Purchases
Securities available for sale	(20,921)	(28,344)
Securities held to maturity	(955)	(1,180)
Loans	(1,494)	(3,680)
Net change in
Federal funds sold and resale agreements	1,892	310
Interest-earning deposits with banks	(1,162)	3,880
Loans	(5,729)	8,247
Net cash received from acquisition and divestiture activity	261	2,479
Purchases of corporate and bank owned life insurance	(200)
Other	(244)	686
Net cash provided (used) by investing activities	(3,726)	10,444

(continued on following page)

Consolidated Statement of Cash Flows

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

In millions	Nine months ended September 30
Unaudited	2011	2010
Financing Activities
Net change in
Noninterest-bearing deposits	$5,069	$1,912
Interest-bearing deposits	(1,041)	(9,097)
Federal funds purchased and repurchase agreements	(1,032)	667
Federal Home Loan Bank short-term borrowings		(280)
Other short-term borrowed funds	(791)	(461)
Sales/issuances
Bank notes and senior debt	1,244	3,270
Other long-term borrowed funds	6,587	3,090
Preferred stock	988
Common and treasury stock	35	3,466
Repayments/maturities
Federal Home Loan Bank long-term borrowings	(1,028)	(3,310)
Bank notes and senior debt	(2,423)	(2,455)
Subordinated debt	(509)	(269)
Other long-term borrowed funds	(6,754)	(3,856)
Preferred stock – TARP		(7,579)
Redemption of noncontrolling interest		(99)
Acquisition of treasury stock	(66)	(172)
Preferred stock cash dividends paid	(32)	(122)
Common stock cash dividends paid	(421)	(151)
Net cash provided (used) by financing activities	(174)	(15,446)
Net Increase (Decrease) In Cash And Due From Banks	685	(564)
Cash and due from banks at beginning of period	3,297	4,288
Cash and due from banks at end of period	$3,982	$3,724
Supplemental Disclosures
Interest paid	$1,165	$1,419
Income taxes paid	836	571
Income taxes refunded	30	8
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	678	632
Transfer from loans to foreclosed assets	576	1,064

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

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2011 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

See Note 2 Acquisition and Divestiture Activity regarding our July 1, 2010 sale of PNC Global Investment Servicing Inc. The Consolidated Income Statement for the first nine months of 2010 and related disclosures in the Notes To Consolidated Financial Statements reflect the global investment servicing business as discontinued operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2010 Annual Report on Form 10-K (2010 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2010 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to these policies in the first nine months of 2011 other than as disclosed herein. These interim consolidated financial statements serve to update the 2010 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

We also own approximately 1.5 million shares of Series C Preferred Stock of BlackRock after delivery of approximately 1.3 million shares in September 2011 pursuant to our obligation to partially fund a portion of certain BlackRock LTIP programs. Since these preferred shares are not deemed to be in substance common stock, we have elected to account for these preferred shares at fair value and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in Other assets.

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

If payment is received on a nonperforming loan, the payment is first applied to the past due principal; once this principal obligation has been fulfilled, payments are applied to recover any partial charge-off related to the impaired loan that might exist. Finally, if both past due principal and any partial charge-off have been recovered, then the payment will result in the recognition and recording of interest income. This process is followed for impaired loans with the exception of troubled debt restructurings (TDRs). Payments received on TDRs will be applied in accordance with the terms of the TDR.

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs may include restructuring certain terms of loans, receipts of assets from debtors in partial satisfaction of loans, or a combination thereof. TDRs are included in nonperforming loans until returned to performing status through the fulfilling of restructured terms for a reasonable period of time (generally 6 months).

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

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities. We determine the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and letters of credit is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08—Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment. Annually, the ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines the fair value of a reporting unit is greater than its carrying amount, it is not required to perform the step 1 quantitative goodwill impairment test for the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. PNC will consider this ASU in its goodwill testing.

In June 2011, the FASB issued ASU 2011-05- Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU will require an entity to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income, and a total amount for comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both presentation options, the tax effect for each component must be presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

Additionally, this ASU does not change the calculation or presentation of earnings per share. ASU 2011-05 is effective for the first interim or annual period beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. The adoption of these new disclosures is not expected to have a material impact on PNC.

In May 2011, the FASB issued ASU 2011-04-Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides guidance to clarify the concept of highest and best use valuation premise, how a principal market is determined, and the application of the fair value measurement of instruments with offsetting market or counterparty credit risks. It also extends the prohibition on blockage factors to all fair value hierarchy levels. This ASU will require additional disclosures for the following: (1) quantitative information about the significant unobservable inputs used in all Level 3 financial instruments, (2) the valuation processes used by the reporting entity as well as a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs, (3) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use if the fair value of the asset is reported, (4) the categorization by level of the fair value hierarchy for items that are not measured at fair value in financial statements and (5) any transfers between Level 1 and 2 and the reason for those transfers. ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. PNC is currently evaluating the impact of this ASU.

In April 2011, the FASB issued ASU 2011- 03– Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU

clarifies when a loan restructuring constitutes a troubled debt restructuring (TDR). This ASU (1) eliminates the sole use of the borrowers’ effective interest rate test to determine if a concession has occurred on the part of the creditor, (2) requires a restructuring with below market terms to be considered in determining classification as a TDR, (3) specifies that a borrower not currently in default may still be experiencing financial difficulty when payment default is “probable in the foreseeable future,” and (4) specifies that a delay in payment should be considered along with all other factors in determining classification as a TDR. The ASU guidance is effective for interim and annual periods beginning after June 15, 2011 and is to be applied retrospectively to the beginning of the annual period of adoption.

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as TDRs. We identified as TDRs certain loans for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those loans as TDRs, we accounted for them as impaired under the guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as TDRs. Accordingly, at September 30, 2011, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now measured under ASC 310-10-35 was approximately $69 million and the allowance for credit losses associated with those receivables was approximately $21 million.

In July 2010, the FASB issued ASU 2010-20 – Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. While the majority of the disclosures within this ASU were already required to be adopted and included in the 2010 Form 10-K, required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosures for earlier reporting periods that ended before initial adoption is encouraged. Comparative disclosures for those reporting periods ending after initial adoption are required. Additionally, the effective date for disclosures related to TDRs was deferred by ASU 2011-01—Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The disclosures were deferred until the FASB had completed ASU 2011-02. Along with ASU 2011-02, these disclosures are effective for interim and annual periods beginning after June 15, 2011 and are to be applied retrospectively to the beginning of the annual period of adoption. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

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

NOTE 2 ACQUISITION AND DIVESTITURE ACTIVITY

PENDING ACQUISITION OF RBC BANK (USA)

On June 19, 2011, we entered into a definitive agreement with Royal Bank of Canada and RBC USA Holdco Corporation to acquire RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada, for $3.45 billion. The purchase price is subject to certain adjustments, including adjustments based on the closing date tangible net asset value of RBC Bank (USA), as defined in the definitive agreement. Under the terms of the agreement, PNC has the option to pay a portion of the purchase price using shares of PNC common stock. The amount of PNC common stock, if any, issued to RBC USA Holdco Corporation at closing may not exceed the lesser of $1.0 billion of such shares (according to a weighted-average valuation of such shares prior to closing) or 4.9% of the total number of shares of PNC common stock issued and outstanding immediately following closing. PNC has also agreed to acquire certain credit card accounts of RBC Bank (USA) customers issued by RBC Bank (Georgia), National Association, a wholly-owned subsidiary of Royal Bank of Canada.

RBC Bank (USA) has approximately $25 billion in “proforma” assets as reflected in the definitive agreement to be included in the transaction and 424 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The transaction is expected to close in March 2012, subject to customary closing conditions, including receipt of regulatory approvals.

PENDING ACQUISITION OF FLAGSTAR BRANCHES

On July 26, 2011, PNC signed a definitive agreement to acquire 27 branches in metropolitan Atlanta, Georgia from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc., and assume approximately $240 million of deposits associated with these branches based on balances as of June 30, 2011. Under the agreement, PNC will purchase 21 branches and lease 6 branches located in a seven-county area primarily north of Atlanta. Acquired real estate and fixed assets associated with the branches will be purchased for net book value, or approximately $42 million. No deposit premium will be paid and no loans will be acquired in the transaction, which is expected to close in December 2011, subject to customary closing conditions. PNC and Flagstar have both received regulatory approval in relation to the respective applications filed with the regulators.

BANKATLANTIC BRANCH ACQUISITION

Effective June 6, 2011, we acquired 19 branches from BankAtlantic in the Tampa, Florida area adding approximately $325 million of assets to our Consolidated Balance sheet, including $257 million in cash and $41 million of goodwill. In addition, we added $324 million of deposits in connection with this acquisition. Our Consolidated Income Statement includes the impact of the branch activity subsequent to our June 6, 2011 acquisition.

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash pursuant to a definitive agreement entered into on February 2, 2010. This transaction resulted in a pretax gain of $639 million, net of transaction costs, in the third quarter of 2010. This gain and results of operations of GIS through June 30, 2010 are presented as Income from discontinued operations, net of income taxes, on our Consolidated Income Statement. As part of the sale agreement, PNC has agreed to provide certain transitional services on behalf of GIS until completion of related systems conversion activities. There were no assets or liabilities of GIS remaining at December 31, 2010.

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

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize the loan and a corresponding liability on the balance sheet regardless of our intent to repurchase the loan. At September 30, 2011 and December 31, 2010, the balance of our ROAP asset and liability totaled $285 million and $336 million, respectively.

Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – September 30, 2011
Servicing portfolio (c)	$121,229	$159,106	$5,735
Carrying value of servicing assets (d)	684	482	1
Servicing advances	560	474	8
Servicing deposits	2,310	3,861	34
Repurchase and recourse obligations (e)	85	49	51
Carrying value of mortgage-backed securities held (f)	1,542	1,976
FINANCIAL INFORMATION – December 31, 2010
Servicing portfolio (c)	$125,806	$162,514	$6,041
Carrying value of servicing assets (d)	1,033	665	2
Servicing advances	533	415	21
Servicing deposits	2,661	3,537	61
Repurchase and recourse obligations (e)	144	54	150
Carrying value of mortgage-backed securities held (f)	2,171	1,875

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended September 30, 2011
Sales of loans (g)	$2,652	$658
Repurchases of previously transferred loans (h)	429		$5
Contractual servicing fees received	92	45	5
Servicing advances recovered/(funded), net	(35)	(23)	(2)
Cash flows on mortgage-backed securities held (f)	90	142
CASH FLOWS – Three months ended September 30, 2010
Sales of loans (g)	$2,381	$475
Repurchases of previously transferred loans (h)	550		$6
Contractual servicing fees received	100	48	6
Servicing advances recovered/(funded), net	(30)	1	4
Cash flows on mortgage-backed securities held (f)	143	237
CASH FLOWS – Nine months ended September 30, 2011
Sales of loans (g)	$9,181	$1,562
Repurchases of previously transferred loans (h)	1,238		$35
Contractual servicing fees received	269	132	17
Servicing advances recovered/(funded), net	(27)	(59)	13
Cash flows on mortgage-backed securities held (f)	348	319
CASH FLOWS – Nine months ended September 30, 2010
Sales of loans (g)	$6,607	$1,453
Repurchases of previously transferred loans (h)	1,756		$13
Contractual servicing fees received	316	174	20
Servicing advances recovered/(funded), net	30	3	13
Cash flows on mortgage-backed securities held (f)	433	441
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity business in which PNC is no longer engaged. See Note 17 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(e)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Distressed Assets Portfolio segments, and our multifamily commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 17 Commitments and Guarantees for further information.
(f)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(g)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(h)	Includes repurchases of insured loans, government guaranteed loans, and loans repurchased through the exercise of our ROAP option.

VARIABLE INTEREST ENTITIES (VIES)

As discussed in our 2010 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of September 30, 2011 and December 31, 2010.

Consolidated VIEs – Carrying Value (a)

September 30, 2011 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$6	$6
Interest-earning deposits with banks		$127	9	136
Investment securities	$110			110
Loans	3,214	1,910		5,124
Allowance for loan and lease losses		(92)		(92)
Equity investments			1,438	1,438
Other assets	298	7	876	1,181
Total assets	$3,622	$1,952	$2,329	$7,903
Liabilities
Other borrowed funds	$3,325	$287	$207	$3,819
Accrued expenses		51	106	157
Other liabilities	295		383	678
Total liabilities	$3,620	$338	$696	$4,654

December 31, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$2	$2
Interest-earning deposits with banks		$284	4	288
Investment securities	$192			192
Loans	2,520	2,125		4,645
Allowance for loan and lease losses		(183)		(183)
Equity investments			1,177	1,177
Other assets	271	9	396	676
Total assets	$2,983	$2,235	$1,579	$6,797
Liabilities
Other borrowed funds	$2,715	$523	$116	$3,354
Accrued expenses		9	79	88
Other liabilities	268		188	456
Total liabilities	$2,983	$532	$383	$3,898
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts primarily represent Low Income Housing Tax Credit (LIHTC) investments.

Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
September 30, 2011
Market Street	$4,412	$4,415
Credit Card Securitization Trust	2,014	495
Tax Credit Investments (b)	2,333	736

December 31, 2010
Market Street	$3,584	$3,588
Credit Card Securitization Trust	2,269	1,004
Tax Credit Investments (b)	1,590	420
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs—Carrying Value” table as amounts in the preceding table reflect the elimination of intercompany assets and liabilities.
(b)	Amounts primarily represent LIHTC investments.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
September 30, 2011
Tax Credit Investments (a)	$4,409	$2,369	$850	$850	(c)	$347	(d)
Commercial Mortgage-Backed Securitizations (b)	79,871	79,871	2,209	2,209	(e)
Residential Mortgage-Backed Securitizations (b)	34,353	34,353	1,558	1,555	(e)	3	(d)
Collateralized Debt Obligations	13		1	1	(c)
Total	$118,646	$116,593	$4,618	$4,615		$350

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2010
Tax Credit Investments (a)	$4,086	$2,258	$782	$782	(c)	$301	(d)
Commercial Mortgage-Backed Securitizations (b)	79,142	79,142	2,068	2,068	(e)
Residential Mortgage-Backed Securitizations (b)	42,986	42,986	2,203	2,199	(e)	4	(d)
Collateralized Debt Obligations	18		1	1	(c)
Total	$126,232	$124,386	$5,054	$5,050		$305

(a)	Amounts primarily represent LIHTC investments. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired partnerships.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.

MARKET STREET

Market Street Funding LLC (Market Street) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted-average commercial paper cost of funds. During 2010 and the first nine months of 2011, Market Street met all of its funding needs through the issuance of commercial paper.

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

The commercial paper obligations at September 30, 2011 and December 31, 2010 were supported by Market Street’s assets. While PNC Bank, N.A. may be obligated to fund under the $7.4 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower such as by the over-collateralization of the assets or by another third party in the form of deal-specific credit enhancement. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC Bank, N.A. would be required to fund $1.5 billion of the liquidity facilities regardless of whether the underlying assets are in default. Market Street creditors have no direct recourse to PNC Bank, N.A.

PNC Bank, N.A. provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC Bank, N.A. provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in June 2016. At September 30, 2011, $785 million was outstanding on this facility. This amount is eliminated in PNC’s Consolidated Balance Sheet as we consolidate Market Street. We are not required to nor have we provided additional financial support to the SPE.

CREDIT CARD SECURITIZATION TRUST

We are the sponsor of several credit card securitizations facilitated through a trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment. At September 30, 2011, only Series 2007-1 issued by the SPE was outstanding. Series 2006-1 and 2008-3 were paid off during the first and second quarters of 2011, respectively.

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits in LIHTC investments are the tax credits, tax benefits due to passive losses on the investments, and development and operating cash flows. We have consolidated LIHTC investments in which we are the general partner or managing member and have a limited partnership interest or non-managing member interest that could potentially absorb losses or receive benefits that are significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. There are no terms or conditions that have required or could require us, as the primary beneficiary, to provide financial support. Also, we have not provided nor do we intend to provide financial or other support to the limited partnership or LLC that we are not contractually obligated to provide. The consolidated aggregate assets and liabilities of these LIHTC investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

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

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our repurchase and recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At September 30, 2011, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our repurchase and recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

Loans Outstanding

In millions	September 30 2011	December 31 2010
Commercial lending
Commercial	$62,250	$55,177
Commercial real estate	16,413	17,934
Equipment lease financing	6,186	6,393
TOTAL COMMERCIAL LENDING	84,849	79,504
Consumer lending
Home equity	33,163	34,226
Residential real estate	14,655	15,999
Credit card	3,785	3,920
Other consumer	18,091	16,946
TOTAL CONSUMER LENDING	69,694	71,091
Total loans (a) (b)	$154,543	$150,595
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.4 billion and $2.7 billion at September 30, 2011 and December 31, 2010, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

At September 30, 2011, we pledged $20.2 billion of commercial loans to the Federal Reserve Bank and $27.9 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2010 were $12.6 billion and $32.4 billion, respectively.

Net Unfunded Credit Commitments

In millions	September 30 2011	December 31 2010
Commercial and commercial real estate	$65,497	$59,256
Home equity lines of credit	18,613	19,172
Credit card	15,699	14,725
Other	3,427	2,652
Total (a)	$103,236	$95,805
(a)	Excludes standby letters of credit. See Note 17 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At September 30, 2011, commercial commitments reported above exclude $19.7 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2010 was $16.7 billion.

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

The level of nonperforming assets represents another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, TDRs, and other real estate owned (OREO) and foreclosed assets, but exclude government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. See Note 6 Purchased Impaired Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The following tables display the delinquency status of our loans and our nonperforming assets at September 30, 2011 and December 31, 2010.

Age Analysis of Past Due Accruing Loans

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (a)	Nonperforming Loans	Purchased Impaired	Total Loans
September 30, 2011
Commercial	$60,843	$163	$54	$34	$251	$994	$162	$62,250
Commercial real estate	14,071	84	25	13	122	1,425	795	16,413
Equipment lease financing	6,141	9	4	2	15	30		6,186
Residential real estate (b)	8,128	319	191	2,135	2,645	722	3,160	14,655
Home equity	29,387	177	101	206	484	484	2,808	33,163
Credit card	3,668	39	26	45	110	7		3,785
Other consumer (c)	17,367	216	143	333	692	30	2	18,091
Total	$139,605	$1,007	$544	$2,768	$4,319	$3,692	$6,927	$154,543
Percentage of total loans	90.34%	.65%	.35%	1.79%	2.79%	2.39%	4.48%	100.00%
December 31, 2010
Commercial	$53,273	$251	$92	$59	$402	$1,253	$249	$55,177
Commercial real estate	14,713	128	62	43	233	1,835	1,153	17,934
Equipment lease financing	6,276	37	2	1	40	77		6,393
Residential real estate (b)	9,150	331	225	2,121	2,677	818	3,354	15,999
Home equity	30,334	159	91	174	424	448	3,020	34,226
Credit card	3,765	46	32	77	155			3,920
Other consumer (c)	16,312	260	101	234	595	35	4	16,946
Total	$133,823	$1,212	$605	$2,709	$4,526	$4,466	$7,780	$150,595
Percentage of total loans	88.86%	.81%	.40%	1.80%	3.01%	2.97%	5.16%	100.00%
(a)	Past due loan amounts exclude purchased impaired loans as they are considered current loans due to the accretion of interest income.
(b)	Past due loan amounts at September 30, 2011, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $2.0 billion for 90 days or more past due. Past due loan amounts at December 31, 2010, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $2.0 billion for 90 days or more past due.
(c)	Past due loan amounts at September 30, 2011, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2010, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.2 billion for 90 days or more past due.

Nonperforming Assets

Dollars in millions	September 30, 2011	December 31, 2010
Nonperforming loans
Commercial	$994	$1,253
Commercial real estate	1,425	1,835
Equipment lease financing	30	77
TOTAL COMMERCIAL LENDING	2,449	3,165
Consumer (a)
Home equity	484	448
Residential real estate (b)	722	818
Credit card (c)	7
Other consumer	30	35
TOTAL CONSUMER LENDING	1,243	1,301
Total nonperforming loans (d)	3,692	4,466
OREO and foreclosed assets
Other real estate owned (OREO) (e)	553	589
Foreclosed and other assets	53	68
TOTAL FORECLOSED AND OTHER ASSETS	606	657
Total nonperforming assets	$4,298	$5,123
Nonperforming loans to total loans	2.39%	2.97%
Nonperforming assets to total loans, OREO and foreclosed assets	2.77	3.39
Nonperforming assets to total assets	1.59	1.94

(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Effective in 2011, nonperforming residential real estate excludes loans of $68 million accounted for under the fair value option as of September 30, 2011. The comparable balance at December 31, 2010 was not material.
(c)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due, rather than being excluded and charged off at 180 days past due.
(d)	Nonperforming loans do not include government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(e)	Other real estate owned excludes $256 million and $178 million at September 30, 2011, and December 31, 2010, respectively, related to serviced loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Nonperforming loans also include loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 5 for additional information. Consumer government insured or guaranteed loans, held for sale loans, loans accounted for under the fair value option and pooled purchased impaired loans are not classified as TDRs and totaled $1.4 billion at September 30, 2011.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.1 billion at September 30, 2011 and $784 million at December 31, 2010. TDRs returned to performing (accruing) status totaled $780 million and $543 million at September 30, 2011 and December 31, 2010, respectively, and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. At September 30, 2011 and December 31, 2010, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

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

See Note 6 Purchased Impaired Loans for additional information.

Commercial Lending Asset Quality Indicators

		Criticized Commercial Loans
In millions	Pass Rated (a)	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
September 30, 2011
Commercial	$56,815	$1,712	$3,279	$282	$62,088
Commercial real estate	11,179	913	3,189	337	15,618
Equipment lease financing	5,945	65	163	13	6,186
Purchased impaired loans	109	37	603	208	957
Total commercial lending (e)	$74,048	$2,727	$7,234	$840	$84,849
December 31, 2010
Commercial	$48,556	$1,926	$3,883	$563	$54,928
Commercial real estate	11,014	1,289	3,914	564	16,781
Equipment lease financing	6,121	64	162	46	6,393
Purchased impaired loans	106	35	883	378	1,402
Total commercial lending (e)	$65,797	$3,314	$8,842	$1,551	$79,504
(a)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.
(b)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant adverse classification at this time.
(c)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(d)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(e)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.

Residential Real Estate and Home Equity Loan Classes

We use several credit quality indicators, including credit scores, LTV ratios, delinquency rates, loan types and geography, to monitor and manage credit risk within the residential real estate and home equity classes. We evaluate mortgage loan performance by source originators and loan servicers. A summary of asset quality indicators follows:

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

Consumer Higher Risk Real Estate Secured Asset Quality Indicators

	Higher Risk Loans (a)		All Other Loans		Home Equity and Residential Real Estate Loans
Dollars in millions	Amount	% of Total Loans	Amount	% of Total Loans	Amount
September 30, 2011
Home equity (b)	$961	3%	$32,202	97%	$33,163
Residential real estate (c)	553	4%	14,102	96%	14,655
Total (d)	$1,514	3%	$46,304	97%	$47,818
December 31, 2010
Home equity (b)	$1,203	4%	$33,023	96%	$34,226
Residential real estate (c)	671	4%	15,328	96%	15,999
Total (d)	$1,874	4%	$48,351	96%	$50,225
(a)	Higher risk loans are defined as loans with both a recent FICO credit score of less than or equal to 660 and a LTV ratio greater than or equal to 90%. Higher risk loans exclude loans held for sale and government insured or guaranteed loans.
(b)	Within the higher risk home equity class at September 30, 2011, approximately 13% were in some stage of delinquency and 8% were in late stage (90+ days) delinquency status. The majority of the September 30, 2011 balance related to higher risk home equity loans is geographically distributed throughout the following areas: Pennsylvania 30%, Ohio 14%, New Jersey 11%, Illinois 7%, and Michigan 6%. All other states, none of which comprise more than 4%, make up the remainder of the balance. At December 31, 2010, approximately 10% were in some stage of delinquency and 6% were in late stage (90+ days) delinquency status. The majority of the December 31, 2010 balance related to higher risk home equity loans is geographically distributed throughout the following areas: Pennsylvania 28%, Ohio 13%, New Jersey 11%, Illinois 7%, Michigan 6%, and Kentucky 5%. All other states, none of which comprise more than 4% make up the remainder of the balance.
(c)	Within the higher risk residential real estate class at September 30, 2011, approximately 41% were in some stage of delinquency and 31% were in late stage (90+ days) delinquency status. The majority of the September 30, 2011 balance related to higher risk residential real estate loans is geographically distributed throughout the following areas: California 22%, Illinois 13%, Florida 10%, Maryland 7%, Pennsylvania 5%, and Ohio 5%. All other states, none of which comprise more than 4%, make up the remainder of the balance. At December 31, 2010, approximately 49% were in some stage of delinquency and 38% were in late stage (90+ days) delinquency status. The majority of the December 31, 2010 balance related to higher risk residential real estate loans is geographically distributed throughout the following areas: California 23%, Florida 11%, Illinois 11%, and Maryland 8%. All other states, none of which comprise more than 5%, make up the remainder of the balance.
(d)	Total loans include purchased impaired loans of $6.0 billion at September 30, 2011 and $6.4 billion at December 31, 2010.

In addition to the higher risk asset quality indicators above, we regularly monitor the portions of the real estate secured portfolio where LTVs are greater than 100%. The following table presents these balances, as well as the percentage of the applicable home equity or residential real estate loan classes.

Consumer Real Estate Secured High LTVs

	Loans with LTV > 100%
Dollars in millions	Amount	% of Total Loan Class
September 30, 2011
Home equity	$252	1%
Residential real estate	1,014	7%
Total	$1,266	3%
December 31, 2010
Home equity	$285	1%
Residential real estate	1,331	8%
Total	$1,616	3%

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

See Note 6 Purchased Impaired Loans for additional information.

Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
September 30, 2011
FICO score greater than 719	$1,929	51%	$5,284	62%
650 to 719	1,079	28	2,079	24
620 to 649	186	5	325	4
Less than 620	297	8	470	6
No FICO score available or required (c)	294	8	337	4
Total loans using FICO credit metric	3,785	100%	8,495	100%
Consumer loans using other internal credit metrics (b)			9,596
Total loan balance	$3,785		$18,091
Weighted-average current FICO score (d)		721		735
December 31, 2010
FICO score greater than 719	$1,895	48%	$4,135	58%
650 to 719	1,149	29	1,984	28
620 to 649	183	5	295	4
Less than 620	424	11	652	9
No FICO score available or required (c)	269	7	81	1
Total loans using FICO credit metric	3,920	100%	7,147	100%
Consumer loans using other internal credit metrics (b)			9,799
Total loan balance	$3,920		$16,946
Weighted-average current FICO score (d)		709		713
(a)	At September 30, 2011, we had $47 million of credit card loans that are higher risk (i.e., loans with both FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the September 30, 2011 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 20%, Pennsylvania 14%, Michigan 14%, Illinois 8%, and Indiana 7%. All other states, none of which comprise more than 6%, make up the remainder of the balance. At December 31, 2010, we had $70 million of credit card loans that are higher risk. The majority of the December 31, 2010 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 20%, Michigan 14%, Pennsylvania 14%, Illinois 8%, and Indiana 7%. All other states, none of which comprise more than 5%, make up the remainder of the balance.
(b)	Other consumer loans for which FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average current FICO score excludes accounts with no FICO score available or required.

Troubled Debt Restructurings (TDRs)

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. In those situations where principal is forgiven, the amount of such principal forgiveness is immediately charged off.

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $539 million and $509 million at September 30, 2011, and December 31, 2010, respectively, for the total TDR portfolio.

Summary of Troubled Debt Restructurings

In millions	Sept. 30 2011	Dec. 31 2010
Total consumer lending	$1,751	$1,422
Total commercial lending	396	236
Total TDRs	$2,147	$1,658
Nonperforming	$1,062	$784
Accruing (a)	780	543
Credit card (b)	305	331
Total TDRs	$2,147	$1,658
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.
(b)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.

The table below quantifies the number of loans that were classified as TDRs during the three months ended and nine months ended September 30, 2011. The change in the recorded investments as a result of the TDR is also provided below. The disclosed pre-TDR recorded investment column represents the recorded investment of the loans as of the quarter end prior to the TDR designation. The disclosed post-TDR recorded investment column represents the recorded investment of the TDRs as of the quarter end the TDR occurs. Both recorded investment columns exclude immaterial amounts of accrued interest receivable.

Financial Impact of TDRs (a)

Three months ended September 30, 2011 Dollars in millions	Number of Loans	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Commercial lending
Commercial	168	$45	$38
Commercial real estate	16	88	70
Equipment lease financing (b)	2
TOTAL COMMERCIAL LENDING	186	133	108
Consumer lending
Home equity	817	64	63
Residential real estate	399	116	112
Credit card	4,305	30	30
Other consumer	129	3	3
TOTAL CONSUMER LENDING	5,650	213	208
Total TDRs	5,836	$346	$316

Nine months ended September 30, 2011 Dollars in millions	Number of Loans	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Commercial lending
Commercial	486	$101	$82
Commercial real estate	57	233	198
Equipment lease financing (b)	2
TOTAL COMMERCIAL LENDING	545	334	280
Consumer lending
Home equity	3,259	264	263
Residential real estate	1,298	316	293
Credit card	15,943	105	105
Other consumer	303	8	8
TOTAL CONSUMER LENDING	20,803	693	669
Total TDRs	21,348	$1,207	$949
(a)	Impact of partial change offs at TDR date are included in this table.
(b)	Pre-TDR and Post-TDR amounts each total less than $1 million.

TDRs may result in charge-offs and interest income not being recognized. There was 1 loan charged off totaling approximately $1 million and 3 loans charged off totaling approximately $5 million related to commercial and commercial real estate, respectively, for the three months ended September 30, 2011, as well as 10 loans charged off totaling approximately $25 million and 14 loans charged off totaling approximately $19 million related to commercial and commercial real estate, respectively, for the nine months ended September 30, 2011. For home equity, 104 loans and approximately $5 million in recorded investment were charged off during the three months ended September 30, 2011, while 173 loans and approximately $10 million in recorded investment were charged off during the nine months ended September 30, 2011. Within credit card, there were 102 loans and approximately $1 million in recorded investment charged off during the three months ended September 30, 2011, and 1,223 loans and approximately $9 million in recorded investment charged off during the nine months ended September 30, 2011. Charge offs related to residential real estate and other consumer were immaterial for both periods.

A financial effect of rate reduction TDRs is interest income not recognized. Interest income not recognized that otherwise would have been earned in the three months ended and nine months ended September 30, 2011 related to both commercial TDRs and consumer TDRs is not material.

The table below provides additional TDR information. The Principal Forgiveness category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction

TDRs category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes postponement/reduction of scheduled amortization, as well as contractual extensions.

In some cases, there have been multiple concessions granted on one loan. When there have been multiple concessions granted, the principal forgiveness TDR was prioritized for purposes of determining the inclusion in the table below. For example, if there is principal forgiveness in conjunction with lower interest rate and postponement of amortization, the type of concession will be reported as Principal Forgiveness. Second in priority would be rate reduction. For example, if there is an interest rate reduction in conjunction with postponement of amortization, the type of concession will be reported as a Rate Reduction.

TDRs by Type

Three months ended September 30, 2011 Dollars in millions	Post-TDR Recorded Investment
	Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	$1	$14	$23	$38
Commercial real estate	29	26	15	70
TOTAL COMMERCIAL LENDING (a)	30	40	38	108
Consumer lending
Home equity		52	11	63
Residential real estate		70	42	112
Credit card		30		30
Other consumer			3	3
TOTAL CONSUMER LENDING		152	56	208
Total TDRs	$30	$192	$94	$316

Nine months ended September 30, 2011 Dollars in millions	Post-TDR Recorded Investment
	Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	$11	$24	$47	$82
Commercial real estate	64	97	37	198
TOTAL COMMERCIAL LENDING (a)	75	121	84	280
Consumer lending
Home equity		240	23	263
Residential real estate		210	83	293
Credit card		105		105
Other consumer		1	7	8
TOTAL CONSUMER LENDING		556	113	669
Total TDRs	$75	$667	$197	$949
(a)	Excludes less than $1 million of Equipment lease financing in Other TDRs.

After a loan is determined to be a TDR, we continue to track its performance under its restructured terms. In the table below, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs during the preceding 12-month period and experienced a payment default during the three and/or nine months ended September 30, 2011.

TDRs which have Subsequently Defaulted

Three months ended September 30, 2011 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	20	$16
Commercial real estate	10	60
TOTAL COMMERCIAL LENDING	30	76
Consumer lending
Home equity	291	23
Residential real estate	141	32
Credit card	26,473	19
Other consumer (a)	14
TOTAL CONSUMER LENDING	26,919	74
Total TDRs	26,949	$150

Nine months ended September 30, 2011 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	30	$39
Commercial real estate	29	111
TOTAL COMMERCIAL LENDING	59	150
Consumer lending
Home equity	884	66
Residential real estate	246	60
Credit card	37,852	27
Other consumer (a)	17
TOTAL CONSUMER LENDING	38,999	153
Total TDRs	39,058	$303
(a)	Excludes less than $1 million of recorded investment.

The impact to the ALLL for commercial loan TDRs is the effect of moving to the specific reserve methodology from the general reserve methodology for those loans that were not already put on nonaccrual status. There is an impact to the ALLL as a result of the concession made, which generally results in the expectation of fewer future cash flows. The decline in expected cash flows, as well as the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL. Subsequent defaults of commercial loan TDRs do not have a significant impact on the ALLL as these TDRs are individually evaluated under the specific reserve methodology.

For consumer TDRs the ALLL is calculated using a discounted cash flow model, which leverages subsequent default, prepayment, and severity rate assumptions based upon historically observed data. Similar to the commercial loan specific reserve methodology, the reduced expected cash flows resulting from the concessions granted impact the consumer ALLL. The decline in expected cash flows, as well as the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL.

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

Allowance for Loan and Lease Losses Components

For all loans, except purchased impaired loans, the ALLL is the sum of three components: (1) asset specific/individual impaired reserves, (2) quantitative (formulaic or pooled) reserves, and (3) qualitative (judgmental) reserves. See Note 6

Purchased Impaired Loans for additional ALLL information. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are constantly changing as the financial strength of the borrower and overall economic conditions change, there were no significant changes to our ALLL methodology during the first nine months of 2011.

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

Qualitative Component

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors include:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro economic factors,
•	Changes in risk selection and underwriting standards, and
•	Timing of available information.

Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
September 30, 2011
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$2,567	$2,320	$4,887
Charge-offs	(959)	(823)	(1,782)
Recoveries	358	112	470
Net charge-offs	(601)	(711)	(1,312)
Provision for credit losses	268	694	962
Net change in allowance for unfunded loan commitments and letters of credit	(13)	(16)	(29)
Other	(1)		(1)
September 30	$2,220	$2,287	$4,507
TDRs individually evaluated for impairment	$28	$511	$539
Other loans individually evaluated for impairment	583		583
Loans collectively evaluated for impairment	1,366	1,033	2,399
Purchased impaired loans	243	743	986
September 30	$2,220	$2,287	$4,507
LOAN PORTFOLIO
TDRs individually evaluated for impairment	$396	$1,751	$2,147
Other loans individually evaluated for impairment	2,076		2,076
Loans collectively evaluated for impairment	81,420	61,973	143,393
Purchased impaired loans	957	5,970	6,927
September 30	$84,849	$69,694	$154,543
Segment ALLL as a percentage of total ALLL	49.26%	50.74%	100.00%
Ratio of the allowance for loan and lease losses to total loans	2.62%	3.28%	2.92%
September 30, 2010
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$3,345	$1,727	$5,072
Charge-offs	(1,476)	(1,092)	(2,568)
Recoveries	318	105	423
Net charge-offs	(1,158)	(987)	(2,145)
Provision for credit losses	660	1,400	2,060
Adoption of ASU 2009-17, Consolidations		141	141
Net change in allowance for unfunded loan commitments and letters of credit	103		103
September 30	$2,950	$2,281	$5,231
TDRs individually evaluated for impairment	$16	$425	$441
Other loans individually evaluated for impairment	959		959
Loans collectively evaluated for impairment	1,627	1,298	2,925
Purchased impaired loans	348	558	906
September 30	$2,950	$2,281	$5,231
LOAN PORTFOLIO
TDRs individually evaluated for impairment	$108	$1,226	$1,334
Other loans individually evaluated for impairment	3,446		3,446
Loans collectively evaluated for impairment	73,574	63,643	137,217
Purchased impaired loans	1,559	6,571	8,130
September 30	$78,687	$71,440	$150,127
Segment ALLL as a percentage of total ALLL	56.39%	43.61%	100.00%
Ratio of the allowance for loan and lease losses to total loans	3.75%	3.19%	3.48%

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, smaller balance homogeneous type loans and purchased impaired loans. See Note 6 Purchased Impaired Loans for additional information. Nonperforming equipment lease financing loans of $30 million and $77 million at September 30, 2011, and December 31, 2010, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the nine months ended September 30, 2011 and September 30, 2010. The following table provides further detail on impaired loans individually evaluated for reserves and the associated ALLL. Certain commercial impaired loans do not have a related allowance as the valuation of these impaired loans exceeded the recorded investment.

Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
September 30, 2011
Impaired loans with an associated allowance
Commercial	$1,264	$872	$274	$1,027
Commercial real estate	1,504	1,032	337	1,298
Residential real estate	823	694	172	578
Home equity	755	741	266	687
Credit card	272	272	68	287
Other consumer	44	44	5	37
Total impaired loans with an associated allowance	$4,662	$3,655	$1,122	$3,914
Impaired loans without an associated allowance
Commercial	$368	$128		$99
Commercial real estate	674	440		431
Total impaired loans without an associated allowance	$1,042	$568		$530
Total impaired loans	$5,704	$4,223	$1,122	$4,444
December 31, 2010
Impaired loans with an associated allowance
Commercial	$1,769	$1,178	$410	$1,533
Commercial real estate	1,927	1,446	449	1,732
Residential real estate	521	465	122	309
Home equity	622	622	207	448
Credit card	301	301	149	275
Other consumer	34	34	7	30
Total impaired loans with an associated allowance	$5,174	$4,046	$1,344	$4,327
Impaired loans without an associated allowance
Commercial	$87	$75		$90
Commercial real estate	525	389		320
Total impaired loans without an associated allowance	$612	$464		$410
Total impaired loans	$5,786	$4,510	$1,344	$4,737
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the nine months ended September 30, 2011, and year ended December 31, 2010.
(b)	Associated allowance amounts include $539 million and $509 million for TDRs at September 30, 2011, and December 31, 2010, respectively.

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities. See Note 1 Accounting Policies for additional information.

Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2011	2010
January 1	$188	$296
Net change in allowance for unfunded loan commitments and letters of credit	29	(103)
September 30	$217	$193

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

Purchased Impaired Loans

	September 30, 2011		December 31, 2010
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial	$162	$282	$249	$408
Commercial real estate	795	869	1,153	1,391
Consumer	2,810	3,568	3,024	4,121
Residential real estate	3,160	3,228	3,354	3,803
Total	$6,927	$7,947	$7,780	$9,723

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows of individual or pooled purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to the provision for credit losses in the period in which the changes become probable.

Subsequent decreases to the net present value of expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. Subsequent increases to the net present value of expected cash flows will generally result in a recapture of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively. Other items affecting the accretable yield may include adjustments to the expected cash flows to be collected from contractual interest rate changes on variable rate notes, and changes in prepayment assumptions. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

During the first nine months of 2011, $216 million of provision and $127 million of charge-offs were recorded on purchased impaired loans. As of September 30, 2011, decreases in the net present value of expected cash flows from the date of acquisition of purchased impaired loans resulted in an allowance for loan and lease losses of $986 million on $6.6 billion of the impaired loans while the remaining $.3 billion of impaired loans required no allowance as net present value of expected cash flows improved or remained the same.

Activity for the accretable yield for the first nine months of 2011 follows.

Accretable Yield

In millions	2011
January 1	$2,185
Accretion (including excess cash recoveries)	(705)
Net reclassifications to accretable from non-accretable	849
Disposals	(54)
September 30	$2,275

NOTE 7 INVESTMENT SECURITIES

Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
September 30, 2011
Securities Available for Sale
Debt securities
US Treasury and government agencies	$3,397	$354		$3,751
Residential mortgage-backed
Agency	26,963	799	$(79)	27,683
Non-agency	6,949	187	(1,148)	5,988
Commercial mortgage-backed
Agency	956	35		991
Non-agency	2,646	53	(53)	2,646
Asset-backed	3,914	32	(195)	3,751
State and municipal	1,714	65	(51)	1,728
Other debt	2,741	96	(12)	2,825
Total debt securities	49,280	1,621	(1,538)	49,363
Corporate stocks and other	352			352
Total securities available for sale	$49,632	$1,621	$(1,538)	$49,715
Securities Held to Maturity
Debt securities
US Treasury and government agencies	$219	$37		$256
Residential mortgage-backed (agency)	4,588	104		4,692
Commercial mortgage-backed
Agency	1,290	41		1,331
Non-agency	3,770	106	$(5)	3,871
Asset-backed	1,489	22	(3)	1,508
State and municipal	670	19		689
Other debt	364	13		377
Total securities held to maturity	$12,390	$342	$(8)	$12,724

December 31, 2010

Securities Available for Sale
Debt securities
US Treasury and government agencies	$5,575	$157	$(22)	$5,710
Residential mortgage-backed
Agency	31,697	443	(420)	31,720
Non-agency	8,193	230	(1,190)	7,233
Commercial mortgage-backed
Agency	1,763	40	(6)	1,797
Non-agency	1,794	73	(11)	1,856
Asset-backed	2,780	40	(238)	2,582
State and municipal	1,999	30	(72)	1,957
Other debt	3,992	102	(17)	4,077
Total debt securities	57,793	1,115	(1,976)	56,932
Corporate stocks and other	378			378
Total securities available for sale	$58,171	$1,115	$(1,976)	$57,310
Securities Held to Maturity
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$178	$(4)	$4,490
Asset-backed	2,626	51	(1)	2,676
Other debt	10	1		11
Total securities held to maturity	$6,952	$230	$(5)	$7,177

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related.

The gross unrealized loss on debt securities held to maturity was $8 million at September 30, 2011 and $5 million at December 31, 2010, with $.6 billion and $.7 billion of positions in a continuous loss position for less than 12 months at September 30, 2011 and December 31, 2010, respectively. The gross unrealized loss and fair value on debt securities held to maturity that were in a continuous loss position for 12 months or more were not significant at both September 30, 2011 and December 31, 2010. The unrealized loss at September 30, 2011 relates primarily to non-agency commercial mortgage-backed securities.

During the third quarter of 2011, we transferred securities with a fair value of $2.9 billion from available for sale to held to maturity. The securities transferred included $1.9 billion of agency residential mortgage-backed securities, $323 million of agency commercial mortgage-backed securities, and $662 million of state and municipal debt securities and was a non-cash transaction. We changed our intent and committed to hold these high-quality securities to maturity. The reclassification was made at fair value at the date of transfer, resulting in no impact on net income. Net pretax unrealized gains in accumulated other comprehensive income totaled $143 million at the transfer date and will be accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in no impact on net income.

In the second quarter of 2011, we transferred available for sale securities with a fair value of $3.4 billion to the held to maturity portfolio. The reclassification was made at fair value at the date of transfer and was a non-cash transaction. Net pretax unrealized gains in accumulated other comprehensive income totaled $40 million at the transfer date and will be accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in no impact on net income.

The following table presents gross unrealized loss and fair value of securities available for sale at September 30, 2011 and December 31, 2010. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive loss.

Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2011
Debt securities
US Treasury and government agencies
Residential mortgage-backed
Agency	$(45)	$3,223	$(34)	$828	$(79)	$4,051
Non-agency	(21)	372	(1,127)	4,645	(1,148)	5,017
Commercial mortgage-backed
Agency
Non-agency	(53)	1,134			(53)	1,134
Asset-backed	(7)	1,372	(188)	757	(195)	2,129
State and municipal	(5)	347	(46)	257	(51)	604
Other debt	(9)	560	(3)	37	(12)	597
Total	$(140)	$7,008	$(1,398)	$6,524	$(1,538)	$13,532
December 31, 2010
Debt securities
US Treasury and government agencies	$(22)	$398			$(22)	$398
Residential mortgage-backed
Agency	(406)	17,040	$(14)	$186	(420)	17,226
Non-agency	(17)	345	(1,173)	5,707	(1,190)	6,052
Commercial mortgage-backed
Agency	(6)	344			(6)	344
Non-agency	(8)	184	(3)	84	(11)	268
Asset-backed	(5)	441	(233)	776	(238)	1,217
State and municipal	(22)	931	(50)	247	(72)	1,178
Other debt	(14)	701	(3)	13	(17)	714
Total	$(500)	$20,384	$(1,476)	$7,013	$(1,976)	$27,397

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding table, as of September 30, 2011 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

September 30, 2011	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	3-12	5
Remaining collateral expected to default
Prime	0-56%	20%
Alt-A	0-83	43
Loss severity
Prime	20-65%	47%
Alt-A	30-85	61
(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

During the third quarter and first nine months of 2011 and 2010, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Credit Losses Recognized in Earnings

	Three months ended September 30		Nine months ended September 30
In millions	2011	2010	2011	2010
Available for sale securities:
Non-agency residential mortgage-backed	$(30)	$(57)	$(93)	$(211)
Non-agency commercial mortgage-backed				(3)
Asset-backed	(5)	(14)	(14)	(67)
Other debt			(1)
Total	$(35)	$(71)	$(108)	$(281)

Summary of OTTI Noncredit Losses Included in Accumulated Other Comprehensive Loss

	Three months ended September 30		Nine months ended September 30
In millions	2011	2010	2011	2010
Total	$(87)	$(46)	$(117)	$(194)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended September 30, 2011
June 30, 2011	$(761)	$(6)	$(232)	$(13)	$(1,012)
Loss where impairment was not previously recognized	(2)				(2)
Additional loss where credit impairment was previously recognized	(28)		(5)		(33)
September 30, 2011	$(791)	$(6)	$(237)	$(13)	$(1,047)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended September 30, 2010
June 30, 2010	$(621)	$(9)	$(198)	$(12)	$(840)
Loss where impairment was not previously recognized	(15)				(15)
Additional loss where credit impairment was previously recognized	(42)		(14)		(56)
September 30, 2010	$(678)	$(9)	$(212)	$(12)	$(911)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the nine months ended September 30, 2011
December 31, 2010	$(709)	$(11)	$(223)	$(12)	$(955)
Loss where impairment was not previously recognized	(5)		(3)	(1)	(9)
Additional loss where credit impairment was previously recognized	(88)		(11)		(99)
Reduction due to credit impaired securities sold	11	5			16
September 30, 2011	$(791)	$(6)	$(237)	$(13)	$(1,047)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the nine months ended September 30, 2010
December 31, 2009	$(479)	$(6)	$(145)	$(12)	$(642)
Loss where impairment was not previously recognized	(41)	(3)	(11)		(55)
Additional loss where credit impairment was previously recognized	(170)		(56)		(226)
Reduction due to credit impaired securities sold	12				12
September 30, 2010	$(678)	$(9)	$(212)	$(12)	$(911)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the nine months ended September 30
2011	$17,564	$336	$(149)	$187	$66
2010	18,285	421	(63)	358	125

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2011.

Contractual Maturity of Debt Securities

September 30, 2011 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
US Treasury and government agencies		$2,054	$910	$433	$3,397
Residential mortgage-backed
Agency		6	947	26,010	26,963
Non-agency			28	6,921	6,949
Commercial mortgage-backed
Agency		764	192		956
Non-agency	$28	185	49	2,384	2,646
Asset-backed	68	887	451	2,508	3,914
State and municipal	20	72	278	1,344	1,714
Other debt	134	1,507	606	494	2,741
Total debt securities available for sale	$250	$5,475	$3,461	$40,094	$49,280
Fair value	$252	$5,634	$3,683	$39,794	$49,363
Weighted-average yield, GAAP basis	2.99%	2.77%	3.48%	3.71%	3.58%
Securities Held to Maturity
US Treasury and government agencies				$219	$219
Residential mortgage-backed (agency)				4,588	4,588
Commercial mortgage-backed
Agency		$16	$1,269	5	1,290
Non-agency	$129	39	58	3,544	3,770
Asset-backed	8	1,011	105	365	1,489
State and municipal		54	71	545	670
Other debt		1	363		364
Total debt securities held to maturity	$137	$1,121	$1,866	$9,266	$12,390
Fair value	$137	$1,142	$1,923	$9,522	$12,724
Weighted-average yield, GAAP basis	5.25%	2.05%	3.35%	4.45%	4.08%

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of September 30, 2011:

Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

September 30, 2011
Agency residential mortgage-backed securities	3.5 years
Non-agency residential mortgage-backed securities	4.5 years
Agency commercial mortgage-backed securities	5.4 years
Non-agency commercial mortgage-backed securities	2.7 years
Asset-backed securities	3.4 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30, 2011	December 31, 2010
Pledged to others	$22,574	$27,985
Accepted from others:
Permitted by contract or custom to sell or repledge	1,674	3,529
Permitted amount repledged to others	761	1,971

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities may include debt securities, equity securities and listed derivative contracts that are traded in an active exchange market and certain US Treasury securities that are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the asset or liability. Level 2 assets and liabilities may include debt securities, equity securities and listed derivative contracts with quoted prices that are traded in markets that are not active, and certain debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs. This category generally includes US government agency debt securities, agency residential and commercial mortgage-backed debt securities, asset-backed debt securities, corporate debt securities, residential mortgage loans held for sale, and derivative contracts.

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

Financial Instruments Accounted For at Fair Value on a Recurring Basis

Securities Available for Sale and Trading Securities

Securities accounted for at fair value include both the available for sale and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 70% of our positions, we use prices obtained from pricing services provided by third party vendors. For an additional 10% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. One of the vendor’s prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-

backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Management uses various methods and techniques to corroborate prices obtained from pricing services and dealers, including reference to other dealer or market quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. Dealer quotes received are typically non-binding. In circumstances where relevant market prices are limited or unavailable, valuations may require significant management judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3.

The valuation techniques used for securities classified as Level 3 include using a discounted cash flow approach or, in certain instances, identifying a proxy security, market transaction or index. For certain security types, primarily non-agency residential securities, the fair value methodology incorporates values obtained from a discounted cash flow model. The modeling process incorporates assumptions management believes market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. We use the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from either pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at September 30, 2011 and December 31, 2010, the relevant pricing service information was the predominant input.

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

BlackRock Series C Preferred Stock

We have elected to account for the shares of BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. We own approximately 1.5 million of these shares after delivery of approximately 1.3 million shares in September 2011 pursuant to our obligation to partially fund a portion of certain BlackRock LTIP programs. The Series C Preferred Stock economically hedges the BlackRock LTIP liability that is accounted for as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the LTIP obligation. Due to the significance of unobservable inputs, this security is classified as Level 3.

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Fair Value Measurements – Summary

	September 30, 2011				December 31, 2010
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$1,687	$2,064		$3,751	$5,289	$421		$5,710
Residential mortgage-backed
Agency		27,683		27,683		31,720		31,720
Non-agency			$5,988	5,988			$7,233	7,233
Commercial mortgage-backed
Agency		991		991		1,797		1,797
Non-agency		2,646		2,646		1,856		1,856
Asset-backed		2,855	896	3,751		1,537	1,045	2,582
State and municipal		1,396	332	1,728		1,729	228	1,957
Other debt		2,773	52	2,825		4,004	73	4,077
Total debt securities	1,687	40,408	7,268	49,363	5,289	43,064	8,579	56,932
Corporate stocks and other	352			352	307	67	4	378
Total securities available for sale	2,039	40,408	7,268	49,715	5,596	43,131	8,583	57,310
Financial derivatives (a) (b)
Interest rate contracts	6	9,199	81	9,286		5,502	68	5,570
Other contracts		315	7	322		178	9	187
Total financial derivatives	6	9,514	88	9,608		5,680	77	5,757
Residential mortgage loans held for sale (c)		1,353		1,353		1,878		1,878
Trading securities (d)
Debt (e) (f)	1,249	1,620	47	2,916	1,348	367	69	1,784
Equity	44			44	42			42
Total trading securities	1,293	1,620	47	2,960	1,390	367	69	1,826
Residential mortgage servicing rights (g)			684	684			1,033	1,033
Commercial mortgage loans held for sale (c)			831	831			877	877
Equity investments
Direct investments			861	861			749	749
Indirect investments (h)			659	659			635	635
Total equity investments			1,520	1,520			1,384	1,384
Customer resale agreements (i)		802		802		866		866
Loans (j)		222	4	226		114	2	116
Other assets
BlackRock Series C Preferred Stock (k)			174	174			396	396
Other		441	7	448		450	7	457
Total other assets		441	181	622		450	403	853
Total assets	$3,338	$54,360	$10,623	$68,321	$6,986	$52,486	$12,428	$71,900
Liabilities
Financial derivatives (b) (l)
Interest rate contracts	$4	$7,008	$13	$7,025		$4,302	$56	$4,358
BlackRock LTIP			174	174			396	396
Other contracts		225	5	230		173	8	181
Total financial derivatives	4	7,233	192	7,429		4,475	460	4,935
Trading securities sold short (m)
Debt (e)	773	23		796	$2,514	16		2,530
Total trading securities sold short	773	23		796	2,514	16		2,530
Other liabilities		5		5		6		6
Total liabilities	$777	$7,261	$192	$8,230	$2,514	$4,497	$460	$7,471
(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Amounts at September 30, 2011 and December 31, 2010 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At September 30, 2011 and December 31, 2010, respectively, the net asset amounts were $3.1 billion and $1.9 billion and the net liability amounts were $1.0 billion and $1.1 billion.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $71 million at September 30, 2011 compared with net unrealized losses of $17 million at December 31, 2010.
(e)	Approximately 49% of these securities are residential mortgage-backed securities and 43% are US Treasury and government agencies securities at September 30, 2011.
(f)	At September 30, 2011, $1.1 billion of residential mortgage-backed agency hybrid securities are carried in Trading securities.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and nine months ended September 30, 2011 and 2010 follow.

Three Months Ended September 30, 2011

Level 3 Instruments Only In millions		Total realized / unrealized gains or losses for the period (a)								(*) Unrealized gains or losses on assets and liabilities held on Consolidated Balance Sheet at September 30, 2011
	Fair Value June 30, 2011	Included in Earnings (*)	Included in other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3 (b)	Fair Value September 30, 2011
Assets
Securities available for sale
Residential mortgage- backed non-agency	$6,454	$(7)	$(183)				$(276)		$5,988	$(30)
Asset-backed	951	(2)	(8)	$48			(93)		896	(5)
State and municipal	341						(9)		332
Other debt	75		2	1				$(26)	52
Total securities available for sale	7,821	(9)	(189)	49			(378)	(26)	7,268	(35)
Financial derivatives	60	89		1			(62)		88	84
Trading securities - Debt	56	1					(6)	(4)	47
Residential mortgage servicing rights	996	(298)				$24	(38)		684	(294)
Commercial mortgage loans held for sale	856	4					(29)		831	4
Equity investments
Direct investments	849	39		40	$(67)				861	29
Indirect investments	664	26		15	(46)				659	27
Total equity investments	1,513	65		55	(113)				1,520	56
Loans	4								4
Other assets
BlackRock Series C
Preferred Stock	426	(80)					(172)		174	(80)
Other	8						(1)		7
Total other assets	434	(80)					(173)		181	(80)
Total assets	$11,740	$(228)	$(189)	$105	$(113)	$24	$(686)	$(30)	$10,623	$(265)
Total liabilities (c)	$444	$(86)			$1		$(167)		$192	$(76)

Three Months Ended September 30, 2010

		Total realized / unrealized gains or losses for the period (a)				(*) Unrealized gains or losses on assets and liabilities held on Consolidated Balance Sheet at September 30, 2010
Level 3 Instruments Only In millions	Fair Value June 30, 2010	Included in Earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Fair Value September 30, 2010
Assets
Securities available for sale
Residential mortgage- backed non-agency	$7,635	$(17)	$269	$(306)	$7,581	$(57)
Asset-backed	1,150	(14)	62	(73)	1,125	(14)
State and municipal	237		(4)		233
Other debt	82		2	(12)	72
Corporate stocks and other	47			(34)	13
Total securities available for sale	9,151	(31)	329	(425)	9,024	(71)
Financial derivatives	85	45		(10)	120	42
Trading securities - Debt	73	1		(3)	71
Residential mortgage servicing rights	963	(149)		(26)	788	(153)
Commercial mortgage loans held for sale	1,036	11		(19)	1,028	17
Equity investments
Direct investments	650	47		43	740	42
Indirect investments	618	26		(9)	635	22
Total equity investments	1,268	73		34	1,375	64
Other assets
BlackRock Series C Preferred Stock	298	56			354	56
Other	7				7
Total other assets	305	56			361	56
Total assets	$12,881	$6	$329	$(449)	$12,767	$(45)
Total liabilities (c)	$355	$52		$(4)	$403	$50
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Nine Months Ended September 30, 2011

		Total realized / unrealized gains or losses for the period (a)								(*) Unrealized gains or losses on assets and liabilities held on Consolidated Balance Sheet at September 30, 2011
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2010	Included in Earnings (*)	Included in other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3 (b)	Fair Value September 30, 2011
Assets
Securities available for sale
Residential mortgage- backed non-agency	$7,233	$(71)	$(1)	$45	$(280)		$(938)		$5,988	$(93)
Asset-backed	1,045	(5)	35	48			(227)		896	(14)
State and municipal	228		3	121			(20)		332
Other debt	73	(2)	6	3	(3)		1	$(26)	52	(1)
Corporate stocks and other	4						(4)
Total securities available for sale	8,583	(78)	43	217	(283)		(1,188)	(26)	7,268	(108)
Financial derivatives	77	195		4			(188)		88	153
Trading securities - Debt	69	(2)					(16)	(4)	47	(5)
Residential mortgage servicing rights	1,033	(369)		48		$94	(122)		684	(360)
Commercial mortgage loans held for sale	877	4			(13)		(37)		831	3
Equity investments
Direct investments	749	73		142	(103)				861	60
Indirect investments	635	96		40	(112)				659	98
Total equity investments	1,384	169		182	(215)				1,520	158
Loans	2			2					4
Other assets
BlackRock Series C
Preferred Stock	396	(50)					(172)		174	(50)
Other	7			1			(1)		7
Total other assets	403	(50)		1			(173)		181	(50)
Total assets	$12,428	$(131)	$43	$454	$(511)	$94	$(1,724)	$(30)	$10,623	$(209)
Total liabilities (c)	$460	$(36)			$9		$(241)		$192	$(47)

Nine Months Ended September 30, 2010

		Total realized/unrealized gains or losses for the period (a)						(*) Unrealized gains or losses on assets and liabilities held on Consolidated Balance Sheet at September 30, 2010
Level 3 Instruments Only In millions	Fair Value December 31, 2009	Included in Earnings (*)	Included in other comprehensive income	Purchases, issuances, and settlements, net	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value September 30, 2010
Assets
Securities available for sale
Residential mortgage- backed agency	$5			$(5)
Residential mortgage- backed non-agency	8,302	$(132)	$949	(1,536)		$(2)	$7,581	$(211)
Commercial mortgage- backed non-agency	6				$2	(8)
Asset-backed	1,254	(67)	180	(242)			1,125	(67)
State and municipal	266	5	(21)	(18)	1		233
Other debt	53		6	(16)	29		72
Corporate stocks and other	47		(1)	(33)			13
Total securities available for sale	9,933	(194)	1,113	(1,850)	32	(10)	9,024	(278)
Financial derivatives	50	87		(17)			120	86
Trading securities - Debt	89	(2)		(16)			71	(4)
Residential mortgage servicing rights	1,332	(472)		(72)			788	(464)
Commercial mortgage loans held for sale	1,050	33		(55)			1,028	42
Equity investments
Direct investments	595	135		10			740	112
Indirect investments	593	67		(25)			635	54
Total equity investments	1,188	202		(15)			1,375	166
Other assets
BlackRock Series C Preferred Stock	486	(128)		(4)			354	(128)
Other	23		(4)	(12)			7
Total other assets	509	(128)	(4)	(16)			361	(128)
Total assets	$14,151	$(474)	$1,109	$(2,041)	$32	$(10)	$12,767	$(580)
Total liabilities (c)	$506	$(121)		$17	$1		$403	$(122)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Net losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $95 million for the first nine months of 2011 compared with net losses of $353 million for the first nine months of 2010. The net losses (realized and unrealized) for the third quarter of 2011 were $142 million compared with net losses of $46 million for the third quarter of 2010. These amounts included net unrealized losses of $162 million for the first nine months of 2011 compared with net unrealized losses of $458 million for the first nine months of 2010 and net unrealized losses of $189 million and $95 million for the third quarters of 2011 and 2010, respectively. These net losses were included in noninterest income on the Consolidated Income Statement. These amounts also included amortization and accretion of $81 million for the first nine months of 2011 compared with $107 million for the first nine months of 2010. The third quarter amounts for 2011 and 2010 were $26 million and $40 million, respectively. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement.

During the first nine months of 2011 and 2010, no material transfers of assets or liabilities between the hierarchy levels occurred.

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The amounts below for nonaccrual loans represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the net book value of the collateral from the borrower’s most recent financial statements if no appraisal is available. If an appraisal is outdated due to changed project or market conditions, or if the net book value is utilized, management applies internal assumptions in determining fair value. The amounts below for loans held for sale represent the carrying value of loans for which adjustments are primarily based on observable market data, management’s internal assumptions or the appraised value of collateral. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial mortgage servicing rights reflect an impairment of three strata at September 30, 2011 and at December 31, 2010, respectively. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds. The amounts below for long-lived assets held for sale represent the carrying value of the asset for which adjustments are primarily based upon the most recent appraised value or, if the net book value is utilized, management applies internal assumptions in determining fair value.

FAIR VALUE MEASUREMENTS – NONRECURRING (a)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2011	December 31 2010	September 30 2011	September 30 2010	September 30 2011	September 30 2010
Assets
Nonaccrual loans	$237	$429	$(50)	$(2)	$(104)	$(6)
Loans held for sale	110	350	(5)	(1)	(5)	(44)
Equity investments (b)	1	3	(1)	(3)	(1)	(3)
Commercial mortgage servicing rights	468	644	(82)	(81)	(157)	(99)
Other intangible assets		1
Foreclosed and other assets	399	245	(28)	(38)	(59)	(75)
Long-lived assets held for sale	10	25	(2)	(4)	(4)	(20)
Total assets	$1,225	$1,697	$(168)	$(129)	$(330)	$(247)
(a)	All Level 3, except for $2 million included in Loans held for sale which is categorized as Level 2 as of September 30, 2011.
(b)	Includes LIHTC and other equity investments.

Financial Assets Accounted For Under Fair Value Option

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the first nine months of 2011 and 2010 were not material.

Residential Mortgage Loans Held for Sale and in Portfolio

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. Throughout 2010 and the first nine months of

2011, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for the first nine months of 2011 and 2010 were not material.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in Other interest income. Changes in fair value due to instrument-specific credit risk for both the first nine months of 2011 and 2010 were not material.

Residential Mortgage-Backed Agency Hybrid Securities

Interest income on securities is reported on the Consolidated Income Statement in Interest income.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2011	September 30 2010	September 30 2011	September 30 2010
Assets
Customer resale agreements	$1	$6	$(6)	$14
Residential mortgage-backed agency hybrid securities (b)	27		24
Commercial mortgage loans held for sale	4	11	3	33
Residential mortgage loans held for sale	77	80	185	220
Residential mortgage loans – portfolio	(16)	(1)	(14)	2
BlackRock Series C Preferred Stock	(80)	56	(50)	(128)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	These residential mortgage-backed agency hybrid securities are carried as Trading securities.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2011
Customer resale agreements	$802	$748	$54
Residential mortgage-backed agency hybrid securities (a)	1,050	856	194
Residential mortgage loans held for sale
Performing loans	1,336	1,280	56
Loans 90 days or more past due	16	19	(3)
Nonaccrual loans	1	2	(1)
Total	1,353	1,301	52
Commercial mortgage loans held for sale (b)
Performing loans	816	949	(133)
Nonaccrual loans	15	28	(13)
Total	831	977	(146)
Residential mortgage loans—portfolio
Performing loans	65	84	(19)
Loans 90 days or more past due (c)	88	95	(7)
Nonaccrual loans	73	191	(118)
Total	$226	$370	$(144)
December 31, 2010
Customer resale agreements	$866	$806	$60
Residential mortgage loans held for sale
Performing loans	1,844	1,839	5
Loans 90 days or more past due	33	41	(8)
Nonaccrual loans	1	2	(1)
Total	1,878	1,882	(4)
Commercial mortgage loans held for sale (b)
Performing loans	847	990	(143)
Nonaccrual loans	30	49	(19)
Total	877	1,039	(162)
Residential mortgage loans—portfolio
Performing loans	36	44	(8)
Loans 90 days or more past due (c)	64	67	(3)
Nonaccrual loans	16	31	(15)
Total	$116	$142	$(26)
(a)	These residential mortgage-backed agency hybrid securities are carried as Trading securities.
(b)	There were no loans 90 days or more past due within this category at September 30, 2011 or December 31, 2010.
(c)	The majority of these loans are government insured loans, which positively impacts the fair value.

Additional Fair Value Information Related to Financial Instruments

	September 30, 2011		December 31, 2010
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$9,685	$9,685	$9,711	$9,711
Trading securities	2,960	2,960	1,826	1,826
Investment securities	62,105	62,439	64,262	64,487
Loans held for sale	2,491	2,494	3,492	3,492
Net loans (excludes leases)	143,854	147,053	139,316	141,431
Other assets	4,190	4,190	4,664	4,664
Mortgage servicing rights	1,166	1,168	1,698	1,707
Financial derivatives
Designated as hedging instruments under GAAP	1,964	1,964	1,255	1,255
Not designated as hedging instruments under GAAP	7,644	7,644	4,502	4,502
Liabilities
Demand, savings and money market deposits	151,403	151,403	141,990	141,990
Time deposits	36,329	36,654	41,400	41,825
Borrowed funds	35,422	37,494	39,821	41,273
Financial derivatives
Designated as hedging instruments under GAAP	132	132	85	85
Not designated as hedging instruments under GAAP	7,297	7,297	4,850	4,850
Unfunded loan commitments and letters of credit	199	199	173	173

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

Securities

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading portfolios. We use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. For 73% of our positions, we use prices obtained from pricing services provided by third party vendors. For an additional 9% of our positions, we use prices obtained from the pricing services as the primary input into the valuation process. One of the vendor’s prices are set with reference to market activity for highly liquid assets such as agency mortgage-backed securities, and matrix pricing for other assets, such as CMBS and asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs and municipal bonds. Management uses various methods and techniques to corroborate prices obtained from pricing services and dealers, including reference to other dealers’ quotes, by reviewing valuations of comparable instruments, or by comparison to internal valuations. Dealer quotes received are typically non-binding.

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

Other assets as shown in the preceding table include the following:

•	FHLB and FRB stock,
•	equity investments carried at cost and fair value, and
•	BlackRock Series C Preferred Stock.

Investments accounted for under the equity method, including our investment in BlackRock, are not included in the preceding table.

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

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $2.0 billion at September 30, 2011 and $2.4 billion as of December 31, 2010, both of which approximate fair value at each date.

MORTGAGE SERVICING ASSETS

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment speeds, discount rates, escrow balances, interest rates, cost to service and other factors.

The key valuation assumptions for commercial and residential mortgage loan servicing assets at September 30, 2011 and December 31, 2010 are included in Note 9 Goodwill and Other Intangible Assets.

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

BORROWED FUNDS

The carrying amounts of Federal funds purchased, commercial paper, repurchase agreements, trading securities sold short, cash collateral, other short-term borrowings, acceptances outstanding and accrued interest payable are considered to be their fair value because of their short-term nature. For all other borrowed funds, fair values are estimated primarily based on dealer quotes or discounted cash flow analysis.

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

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first nine months of 2011 follow:

Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Residential Mortgage Banking	Total
December 31, 2010	$5,302	$2,728	$62	$14	$43	$8,149
BankAtlantic branch acquisition	35	6				41
Other	11	7	2	(3)		17
September 30, 2011	$5,348	$2,741	$64	$11	$43	$8,207
(a)	The Distressed Assets Portfolio business segment does not have any goodwill allocated to it.

Changes in goodwill and other intangible assets during the first nine months of 2011 follow:

Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2010	$8,149	$903	$1,701
Additions/adjustments:
BankAtlantic branch acquisition	41	1
Other	17
Mortgage and other loan servicing rights			(250)
Impairment charge			(157)
Amortization		(122)	(127)
September 30, 2011	$8,207	$782	$1,167

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	September 30 2011	December 31 2010
Customer-related and other intangibles
Gross carrying amount	$1,524	$1,524
Accumulated amortization	(742)	(621)
Net carrying amount	$782	$903
Mortgage and other loan servicing rights
Gross carrying amount	$2,025	$2,293
Valuation allowance	(197)	(40)
Accumulated amortization	(661)	(552)
Net carrying amount	$1,167	$1,701
Total	$1,949	$2,604

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 1 year to 10 years, with a weighted-average remaining useful life of 9 years.

Amortization expense on existing intangible assets, including the impact of impairment charges follows:

Amortization Expense on Existing Intangible Assets, Net (a)

In millions
Nine months ended September 30, 2011	$406
Nine months ended September 30, 2010	324
Remainder of 2011	67
2012	250
2013	196
2014	198
2015	184
2016	165
(a)	Includes the impact of impairment charges.

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2011	2010
January 1	$665	$921
Additions (a)	100	59
Sale of servicing rights (b)		(192)
Impairment charge	(157)	(99)
Amortization expense	(126)	(73)
September 30	$482	$616
(a)	Additions for the first nine months of 2011 included $37 million from loans sold with servicing retained and $63 million from purchases of servicing rights from third parties. Comparable amounts for the first nine months of 2010 were $34 million and $25 million.
(b)	Reflects the sale of a duplicative agency servicing operation in 2010.

We recognize as an other intangible asset the right to service mortgage loans for others. Commercial mortgage servicing rights are purchased in the open market and originated when loans are sold with servicing retained. Commercial mortgage servicing rights are initially recorded at fair value. These rights are subsequently accounted for using the amortization method, and are substantially amortized in proportion to and over the period of estimated net servicing income of 5 to 10 years.

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

Changes in the residential mortgage servicing rights follow:

Residential Mortgage Servicing Rights

In millions	2011	2010
January 1	$1,033	$1,332
Additions:
From loans sold with servicing retained	94	61
Purchases	48
Changes in fair value due to:
Time and payoffs (a)	(122)	(133)
Other (b)	(369)	(472)
September 30	$684	$788
Unpaid principal balance of loans serviced for others at September 30	$121,229	$131,594
(a)	Represents decrease in mortgage servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

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

The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The fair value of residential and commercial MSRs and significant inputs to the valuation model as of September 30, 2011 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses a third party model to estimate future residential mortgage loan prepayments and internal proprietary models to estimate future commercial mortgage loan prepayments. This model has been refined based on current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Commercial Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	September 30, 2011	December 31, 2010
Fair value	$484	$674
Weighted-average life (years)	6.0	6.3
Prepayment rate range	13%-27%	10%-24%
Decline in fair value from 10% adverse change	$6	$8
Decline in fair value from 20% adverse change	$12	$16
Effective discount rate range	5%-9%	7%-9%
Decline in fair value from 10% adverse change	$9	$13
Decline in fair value from 20% adverse change	$19	$26

Residential Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	September 30, 2011	December 31, 2010
Fair value	$684	$1,033
Weighted-average life (years)	3.8	5.8
Weighted-average constant prepayment rate	21.02%	12.61%
Decline in fair value from 10% adverse change	$46	$41
Decline in fair value from 20% adverse change	$87	$86
Spread over forward interest rate swap rates	11.80%	12.18%
Decline in fair value from 10% adverse change	$27	$43
Decline in fair value from 20% adverse change	$51	$83

Revenue from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees, and ancillary fees follows:

Revenue from Mortgage and Other Loan Servicing

In millions	2011	2010
Nine months ended September 30	$481	$526
Three months ended September 30	163	170

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

The components of our net periodic pension and post-retirement benefit cost for the first nine months of 2011 and 2010 were as follows:

Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended September 30 In millions	2011	2010	2011	2010	2011	2010
Net periodic cost consists of:
Service cost	$24	$25	$1	$1	$1	$1
Interest cost	49	51	3	3	5	5
Expected return on plan assets	(75)	(71)
Amortization of prior service cost	(2)	(2)			(1)
Amortization of actuarial losses	5	8	1	1
Net periodic cost (benefit)	$1	$11	$5	$5	$5	$6

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Nine months ended September 30 In millions	2011	2010	2011	2010	2011	2010
Net periodic cost consists of:
Service cost	$71	$77	$3	$2	$5	$4
Interest cost	147	152	10	10	14	15
Expected return on plan assets	(224)	(214)
Amortization of prior service cost	(6)	(6)			(2)	(2)
Amortization of actuarial losses	14	25	3	3
Net periodic cost (benefit)	$2	$34	$16	$15	$17	$17

STOCK-BASED COMPENSATION PLANS

As more fully described in Note 15 Stock-Based Compensation Plans in our 2010 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of September 30, 2011, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first nine months of 2011 and 2010 was $63 million and $70 million, respectively.

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

Option Pricing Assumptions

Weighted-average for the nine months ended September 30	2011	2010
Risk-free interest rate	2.8%	2.9%
Dividend yield	0.6	0.7
Volatility	34.7	32.7
Expected life	5.9 yrs.	6.0 yrs.
Grant-date fair value	$22.82	$19.59

Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2010	19,825	$56.36	1,214	$678.09	21,039	$92.25
Granted	833	64.04			833	64.04
Exercised	(168)	45.07			(168)	45.07
Cancelled	(2,363)	73.82	(241)	685.58	(2,604)	130.46
Outstanding at September 30, 2011	18,127	$54.54	973	$676.24	19,100	$86.22
Exercisable at September 30, 2011	11,984	$57.81	973	$676.24	12,957	$104.26

During the first nine months of 2011, we issued 162,625 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

INCENTIVE/PERFORMANCE UNIT SHARE AWARDS AND RESTRICTED STOCK/UNIT AWARDS

The fair value of nonvested incentive/performance unit share awards and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock price on the date of grant. The value of certain incentive/performance unit share awards is subsequently remeasured based on the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee of the Board of Directors approves the final award payout with respect to incentive/performance unit share awards. Restricted stock/unit awards have various vesting periods generally ranging from 36 months to 60 months.

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

Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
December 31, 2010	363	$56.40	2,250	$49.95
Granted	623	64.21	955	63.62
Vested/Released	(156)	59.54	(433)	58.84
Forfeited			(83)	51.73
September 30, 2011	830	$61.68	2,689	$53.32

In the chart above, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At September 30, 2011, there was $67 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

Beginning in 2008, we granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of September 30, 2011, there were 754,519 of these cash-payable restricted share units outstanding.

A summary of all nonvested cash-payable restricted share unit activity follows:

Nonvested Cash-Payable Restricted Share Unit – Rollforward

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,112
Granted	526
Vested and Released	(547)
Forfeited	(16)
Outstanding at September 30, 2011	1,075	$51,799

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

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow September 30, 2011, we expect to reclassify from the amount currently reported in accumulated other comprehensive income net derivative gains of $416 million pretax, or $270 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge dedesignations, and the addition of other hedges subsequent to September 30, 2011. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow September 30, 2011, we expect to reclassify from the amount currently reported in accumulated other comprehensive loss, net derivative gains of $54 million pretax, or $35 million after-tax, as adjustments of yield on investment securities. The maximum length of time we are hedging forecasted purchases is four months. There were no amounts in accumulated other comprehensive income related to the forecasted sale of securities at September 30, 2011.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first nine months of 2011 and 2010, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur. The amount of cash flow hedge ineffectiveness recognized in income for the first nine months of 2011 and 2010 was not material to PNC’s results of operations.

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

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $15 million for the first nine months of 2011 compared with net losses of $8 million for the first nine months of 2010.

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

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. At September 30, 2011, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $7 million compared with $15 million at December 31, 2010. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At September 30, 2011, we held cash, US government securities and mortgage-backed securities totaling $1.3 billion under these agreements. We pledged cash of $793 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, cash pledged is included in Other assets and cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2011 was $927 million for which PNC had posted collateral of $777 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2011, would be an additional $150 million.

Derivatives Total Notional or Contractual Amounts and Estimated Net Fair Values

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$14,683	$642	$13,635	$377	$1,180	$5	$3,167	$53
Fair value hedges	9,394	1,322	9,878	878	3,083	127	1,594	32
Total derivatives designated as hedging instruments	$24,077	$1,964	$23,513	$1,255	$4,263	$132	$4,761	$85
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$122,737	$3,393	$112,236	$1,490	$69,383	$2,853	$66,476	$1,419
Loan sales
Interest rate contracts	8,036	76	11,765	119	4,400	45	3,585	31
Subtotal	$130,773	$3,469	$124,001	$1,609	$73,783	$2,898	$70,061	$1,450
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$1,685	$69	$1,159	$75	$896	$90	$1,813	$111
Credit contracts:
Credit default swaps	95	6	210	8
Subtotal	$1,780	$75	$1,369	$83	$896	$90	$1,813	$111
Derivatives used for customer-related activities:
Interest rate contracts	$62,607	$3,778	$54,060	$2,611	$59,434	$3,869	$49,619	$2,703
Foreign exchange contracts	6,206	285	3,659	149	5,249	204	4,254	155
Equity contracts	201	16	195	16	142	18	139	19
Credit contracts:
Risk participation agreements	1,411	7	1,371	5	1,668	5	1,367	2
Subtotal	$70,425	$4,086	$59,285	$2,781	$66,493	$4,096	$55,379	$2,879
Derivatives used for other risk management activities:
Interest rate contracts	$1,459	$6	$3,420	$20	$2,024	$36	$1,099	$9
Foreign exchange contracts					27	2	32	4
Credit contracts:
Credit default swaps	258	8	376	9	140	1	175	1
Other contracts (c)					111	174	209	396
Subtotal	$1,717	$14	$3,796	$29	$2,302	$213	$1,515	$410
Total derivatives not designated as hedging instruments	$204,695	$7,644	$188,451	$4,502	$143,474	$7,297	$128,768	$4,850
Total Gross Derivatives	$228,772	$9,608	$211,964	$5,757	$147,737	$7,429	$133,529	$4,935
Less: Legally enforceable master netting agreements		5,664		3,203		5,664		3,203
Less: Cash collateral		809		659		773		674
Total Net Derivatives		$3,135		$1,895		$992		$1,058
(a)	Included in Other Assets on our Consolidated Balance Sheet.
(b)	Included in Other Liabilities on our Consolidated Balance Sheet.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs.

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			September 30, 2011		September 30, 2010
Nine months ended In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
			Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$(154)	$161	$(75)	$71
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(24)	24
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)			(65)	63
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	223	(236)	395	(409)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	269	(278)	359	(347)
Total			$314	$(329)	$614	$(622)

			September 30, 2011		September 30, 2010
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Three months ended In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$(129)	$135	$(48)	$45
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(15)	15
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)			(17)	16
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	193	(193)	135	(137)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	221	(220)	145	(149)
Total			$270	$(263)	$215	$(225)

Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Nine months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
September 30, 2011	Interest rate contracts	$703	Interest income	$332	Interest income
			Noninterest income	41
September 30, 2010	Interest rate contracts	$1,066	Interest income	$259	Interest income
			Noninterest income	33

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
September 30, 2011	Interest rate contracts	$423	Interest income	$120	Interest income
			Noninterest income	8
September 30, 2010	Interest rate contracts	$341	Interest income	$84	Interest income	$(2)
			Noninterest income	8

Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended September 30		Nine months ended September 30
In millions	2011	2010	2011	2010
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$339	$231	$504	$652
Loan sales
Interest rate contracts	(12)	(15)	(15)	(92)
Gains (losses) included in residential mortgage banking activities (a)	$327	$216	$489	$560
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$(7)	$(17)	$(12)	$(88)
Credit contracts	4	(9)	8	(18)
Gains (losses) from commercial mortgage banking activities (b)	$(3)	$(26)	$(4)	$(106)
Derivatives used for customer-related activities:
Interest rate contracts	$6	$(12)	$46	$(39)
Foreign exchange contracts	42	22	64	28
Equity contracts	1	(1)	(2)
Credit contracts	2		4	(2)
Gains (losses) from customer-related activities (b)	$51	$9	$112	$(13)
Derivatives used for other risk management activities:
Interest rate contracts	$(40)	(2)	$(42)	$(16)
Foreign exchange contracts	3	(5)		(3)
Credit contracts	1	1	(1)	5
Other contracts (c)	80	(56)	50	128
Gains (losses) from other risk management activities (b)	$44	$(62)	$7	$114
Total gains (losses) from derivatives not designated as hedging instruments	$419	$137	$604	$555
(a)	Included in residential mortgage noninterest income.
(b)	Included in other noninterest income.
(c)	Relates to BlackRock LTIP.

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

Credit Default Swaps

	September 30, 2011			December 31, 2010
Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Sold
Single name	$45	$1	2.1	$45	$4	2.8
Index traded	118		1.9	189	2	2.0
Total	$163	$1	1.9	$234	$6	2.2
Credit Default Swaps – Purchased
Single name	$270	$6	3.3	$317	$2	2.6
Index traded	60	6	37.5	210	8	38.8
Total	$330	$12	9.5	$527	$10	17.0
Total	$493	$13	7.0	$761	$16	12.5

The notional amount of these credit default swaps by credit rating follows:

Credit Ratings of Credit Default Swaps

Dollars in millions	September 30, 2011	December 31, 2010
Credit Default Swaps – Sold
Investment grade (a)	$139	$220
Subinvestment grade (b)	24	14
Total	$163	$234
Credit Default Swaps – Purchased
Investment grade (a)	$235	$385
Subinvestment grade (b)	95	142
Total	$330	$527
Total	$493	$761
(a)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(b)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
September 30, 2011	75%	12%	13%
December 31, 2010	62%	28%	10%

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all referenced underlyings experience a credit event at a total loss, without recoveries, was $163 million at September 30, 2011 and $234 million at December 31, 2010.

Risk Participation Agreements

We have sold risk participation agreements with terms ranging from less than 1 year to 25 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2011	$1,668	$(5)	7.3
December 31, 2010	$1,367	$(2)	2.0

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Internal Credit Ratings of Risk Participation Agreements Sold

	September 30, 2011	December 31, 2010
Pass (a)	99%	95%
Below pass (b)	1%	5%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at September 30, 2011, the exposure from these agreements would be $146 million based on the fair value of the underlying swaps, compared with $49 million at December 31, 2010.

NOTE 13 EARNINGS PER SHARE

Basic and Diluted Earnings per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2011	2010	2011	2010
Basic
Net income from continuing operations	$834	$775	$2,578	$2,204
Less:
Net income (loss) attributable to noncontrolling interests	4	2	(2)	(12)
Dividends distributed to common shareholders	183	53	419	151
Dividends distributed to preferred shareholders	4	4	32	122
Dividends distributed to nonvested restricted shares	1		2
Preferred stock discount accretion and redemptions		3	1	254
Undistributed net income from continuing operations	$642	$713	$2,126	$1,689
Undistributed net income from discontinued operations		328		373
Undistributed net income	$642	$1,041	$2,126	$2,062
Percentage of undistributed income allocated to common shares	99.55%	99.63%	99.60%	99.64%
Undistributed income from continuing operations allocated to common shares	$639	$709	$2,118	$1,681
Plus: common dividends	183	53	419	151
Net income from continuing operations attributable to basic common shares	$822	$762	$2,537	$1,832
Net income from discontinued operations attributable to common shares		328		373
Net income attributable to basic common shares	$822	$1,090	$2,537	$2,205
Basic weighted-average common shares outstanding	524	523	524	515
Basic earnings per common share from continuing operations	$1.57	$1.45	$4.84	$3.56
Basic earnings per common share from discontinued operations		.63		.72
Basic earnings per common share	$1.57	$2.08	$4.84	$4.28
Diluted
Net income from continuing operations attributable to basic common shares	$822	$762	$2,537	$1,832
Less: BlackRock common stock equivalents	6	3	16	11
Net income from continuing operations attributable to diluted common shares	$816	$759	$2,521	$1,821
Net income from discontinued operations attributable to common shares		328		373
Net income attributable to diluted common shares	$816	$1,087	$2,521	$2,194
Basic weighted-average common shares outstanding	524	523	524	515
Dilutive potential common shares (a) (b)	2	3	2	3
Diluted weighted-average common shares outstanding	526	526	526	518
Diluted earnings per common share from continuing operations	$1.55	$1.45	$4.79	$3.52
Diluted earnings per common share from discontinued operations		.62		.72
Diluted earnings per common share	$1.55	$2.07	$4.79	$4.24
(a)Excludes stock options considered to be anti-dilutive	12	13	7	11
(b)Excludes warrants considered to be anti-dilutive	22	22	22	22

NOTE 14 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first nine months of 2011 follows. The par value of our preferred stock outstanding at September 30, 2011 totaled $.1 million and is excluded from the table.

Rollforward of Total Equity

	Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2011	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838
Net income					2,580			(2)	2,578
Other comprehensive income (loss), net of tax
Net unrealized gains on other-than- temporary impairment debt securities						29			29
Net unrealized securities gains						569			569
Net unrealized gains on cash flow hedge derivatives						209			209
Pension and other postretirement benefit plan adjustments						10			10
Other						11			11
Comprehensive income (loss)								(2)	3,406
Cash dividends declared
Common ($.80 per share)					(421)				(421)
Preferred					(32)				(32)
Preferred stock discount accretion			1		(1)
Common stock activity (a)				6					6
Treasury stock activity (a)				(23)			37		14
Preferred stock issuance – Series O (b)			988						988
Other				14				429	443
Balance at September 30, 2011	526	$2,682	$1,636	$12,054	$17,985	$397	$(535)	$3,023	$37,242
(a)	Common and net treasury stock activity totaled less than .5 million shares.
(b)	10,000 Series O preferred shares with a $1 par value were issued on July 20, 2011.

Comprehensive income for the first nine months of 2010 was $4.7 billion.

Change in Accumulated Other Comprehensive Income (Loss)

Nine months ended September 30, 2011 In millions	Pretax	Tax (Expense) Benefit	After-tax
Change in net unrealized securities losses:
Decrease in net unrealized OTTI losses on debt securities	$(76)	$15	$(61)
Less: Net losses realized on sales of securities	(34)	12	(22)
Less: Other OTTI losses realized in net income	(108)	40	(68)
Change in net unrealized losses on OTTI securities	66	(37)	29
Increase in net unrealized gains for non-OTTI securities	1,098	(388)	710
Less: Net gains realized on sales of securities	221	(80)	141
Change in net unrealized gains on non-OTTI securities	877	(308)	569
Change in net unrealized securities gains	943	(345)	598
Change in net unrealized gains on cash flow hedge derivatives:
Increase in net unrealized gains during the period on cash flow hedge derivatives	703	(258)	445
Less: Net gains realized in net income	373	(137)	236
Change in net unrealized gains on cash flow hedge derivatives	330	(121)	209
Change in pension and other postretirement benefit plan adjustments	14	(4)	10
Change in other, net	27	(16)	11
Change in other comprehensive income (loss)	$1,314	$(486)	$828

Accumulated Other Comprehensive Income (Loss) Component

	September 30, 2011		December 31, 2010
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains	$1,027	$664	$150	$95
OTTI losses on debt securities	(955)	(617)	(1,021)	(646)
Net unrealized gains on cash flow hedge derivatives	1,154	731	824	522
Pension and other postretirement benefit plan adjustments	(584)	(370)	(598)	(380)
Other, net	(20)	(11)	(47)	(22)
Accumulated other comprehensive income (loss)	$622	$397	$(692)	$(431)

NOTE 15 INCOME TAXES

The net operating loss carryforwards at September 30, 2011 and December 31, 2010 follow:

Net Operating Loss Carryforwards

In millions	September 30, 2011	December 31, 2010
Federal	$30	$54
State	1,443	1,600
Valuation allowance – State	21	21

The federal net operating loss carryforwards expire from 2027 to 2028. The state net operating loss carryforwards will expire from 2011 to 2031.

PNC’s consolidated federal income tax returns through 2006 have been audited by the IRS and we have resolved all matters through the IRS Appeals Division. The IRS began its examination of PNC’s 2007 and 2008 consolidated federal income tax returns during the third quarter of 2010. National City’s consolidated federal income tax returns through 2007 have been audited by the IRS. Certain adjustments remain under review by the IRS Appeals Division for years 2003-2007. The IRS began its examination of National City’s 2008 consolidated federal income tax return during the third quarter of 2010. Any potential adjustments have been considered in establishing our reserve for uncertain tax positions as of September 30, 2011.

We had unrecognized tax benefits of $218 million at September 30, 2011 and $238 million at December 31, 2010. At September 30, 2011, $106 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for uncertain tax positions could decrease by $15 million within the next twelve months.

NOTE 16 LEGAL PROCEEDINGS

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed litigation matters (“Disclosed Matters,” which includes, for purposes of this Note 16, collectively the matters disclosed in this Note 16 and those matters disclosed in Note 22 Legal Proceedings in Part II, Item 8 of our 2010 Form 10-K and Note 16 Legal Proceedings in Part I, Item 1 of our first and second quarter 2011 Forms 10-Q (such prior disclosure referred to as “Prior Disclosure”) and still pending). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2011, we estimate that it is reasonably possible that we could incur losses in an aggregate amount up to approximately $435 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or this aggregate amount.

The aggregate estimated amount provided above does not include an estimate for every Disclosed Matter, as we are unable, at this time, to estimate the losses that it is reasonably possible that we could incur or ranges of such losses with respect to some of the matters disclosed for one or more of the following reasons. In our experience, legal proceedings are inherently unpredictable. In many legal proceedings, various factors exacerbate this inherent unpredictability, including, among others, one or more of the following: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the plaintiff is seeking relief other than or in addition to compensatory damages; the matter presents meaningful legal uncertainties, including novel issues of law; we have not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; and there are a large number of parties named as defendants (including where it is uncertain how liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for us to estimate losses or ranges of losses that it is reasonably possible we could incur. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

We include in some of the descriptions of individual Disclosed Matters certain quantitative information related to the plaintiff’s claim against us alleged in the plaintiff’s pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual.

Some of our exposure in Disclosed Matters may be offset by applicable insurance coverage. We do not consider the possible availability of insurance coverage in determining the amounts of any accruals (although we record the amount of related insurance recoveries that are deemed probable up to the amount of the accrual) or in determining any estimates of possible losses or ranges of possible losses.

Securities and State Law Fiduciary Cases against National City

In November 2011, the parties in In re National City Corporation Securities, Derivative & ERISA Litigation (The Securities Case) (MDL No. 2003, Case No: 1:08-nc-70004-SO)) filed formal settlement papers with the United States District Court for the Northern District of Ohio. The settlement remains conditioned on, among other things, notice to the class and final court approval.

CBNV Mortgage Litigation

MDL Proceedings in Pennsylvania. In September 2011, in the multidistrict litigation (MDL) proceeding in the United States District Court for the Western District of Pennsylvania under the caption In re: Community Bank of Northern Virginia Mortgage Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674), the district court granted the plaintiffs leave to file a joint amended consolidated class action complaint covering all of the class action lawsuits pending in this proceeding. The amended complaint, in the form previously described, was filed in October 2011.

North Carolina Proceedings. In September 2011, in Bumpers, et al. v. Community Bank of Northern Virginia (01-CVS-011342), the North Carolina Court of Appeals affirmed in part and reversed in part the granting of the plaintiffs’ motion for summary judgment. The court affirmed the plaintiffs’ judgment on their claim that they paid a loan discount fee but were not provided a loan discount. It reversed the plaintiffs’ judgment on their claim that they were overcharged for settlement services and remanded that claim for trial. The court also held that, on remand, the trial court may consider the issue of class certification. Following the decision of the court of appeals, in September 2011, we petitioned the North Carolina Supreme Court for discretionary review of the decision of the North Carolina Court of Appeals and for a stay of proceedings pending the decision on this petition and, if granted, the decision on the appeal. The North Carolina Supreme Court thereafter granted a temporary stay. In October 2011, the plaintiffs’ motion to dissolve the stay was denied.

Other Mortgage-Related Litigation

•

In October 2010, a lawsuit was filed in the U.S. District Court for the Northern District of Illinois, against PNC Bank and numerous other financial institutions, mortgage servicing organizations, law firms that handle foreclosures in Northern Illinois, and individuals employed by financial institutions, mortgage servicers and law firms. As amended in November 2010, the lawsuit (Stone, et al. v. Washington Mutual Bank, et al. (Case No. 10 C 6410)) was brought as a class action on behalf of all present or former homeowners whose homes are being or have been the subject of foreclosure suits involving either securitized mortgages, “bifurcated” mortgages, or broken chains of title, during the two years prior to the filing of the complaint. The plaintiffs alleged that defendants conspired to foreclose illegally on the properties of the named plaintiffs and the other alleged class members. Among other things, the plaintiffs alleged that the defendant banks, law firms, and their employees instituted foreclosure proceedings in the names of parties who did not actually own the mortgages, and used false or otherwise defective affidavits to prosecute the foreclosure actions. The plaintiffs asserted claims under various federal criminal statutes, a federal civil rights statute, the Fair Debt Collection Practices Act, RICO, and Illinois common law. In the amended complaint, the plaintiffs sought, among other things, unspecified actual, statutory and punitive damages (including tripled actual damages under RICO); accounting; disgorgement; preliminary and permanent injunctive relief against foreclosure of the affected mortgages; and attorneys’ fees. In January 2011, all defendants, including PNC, filed motions to dismiss the amended complaint. In August 2011, the U.S. District Court for the Northern District of Illinois granted PNC’s motion to dismiss in its entirety with prejudice, but did not resolve all claims against some of the other defendants unaffiliated with PNC. In September 2011, the plaintiffs voluntarily dismissed the remaining claims without prejudice. The court’s ruling dismissing all of the claims against PNC is now final and unappealable.

•	PNC Bank has been named as a defendant, along with other lenders, in a qui tam lawsuit brought in the

U.S. District Court for the Northern District of Georgia on behalf of the United States under the federal False Claims Act (United States ex rel. Bibby & Donnolly v. Wells Fargo, et al. (1:06-CV-0547-MHS)). The lawsuit was originally filed under seal, with a second amended complaint filed in June 2011. The second amended complaint was unsealed by the district court in October 2011. In the second amended complaint, the plaintiffs, who allege that they are officers of a mortgage broker, allege that several mortgage originators, including entities affiliated with PNC Bank’s predecessor, National City Bank, made false statements to the U.S. Department of Veterans Affairs in order to obtain loan guarantee by the VA under its Interest Rate Reduction Refinancing Loans (“IRRRL”) program. Under that program, the VA guarantees refinancing loans made to veterans if the loans meet program requirements, one of which limits the type and amount of fees that can be charged to borrowers by lenders. The plaintiffs contend, among other things, that the defendants charged impermissible fees and then made false statements to the VA concerning such fees in violation of the civil False Claims Act. By doing so, the plaintiffs allege, National City and the other defendants caused the VA to pay amounts in respect of the loan guarantees to which the defendants were not entitled. The plaintiffs seek, on their behalf and on behalf of the United States, among other things, unspecified damages equal to the loss the defendants allegedly caused the United States (tripled under the False Claims Act), statutory civil penalties between $5,500 and $11,000 per false claim made by the defendants, injunctive relief against submission of false claims to the United States and imposing unallowable charges against veterans participating in the IRRRL program, and attorneys’ fees and other costs. To date, the United States has not joined in the prosecution of the plaintiffs’ lawsuit.

365/360 Litigation

In October 2011, in Kreisler & Kreisler, LLC v. National City Bank, et al. (Case no. 4:10-cv-00956), the United States Court of Appeals for the Eighth Circuit affirmed the dismissal of the lawsuit by United States District Court for the Eastern District of Missouri.

Regulatory and Governmental Inquiries

As a result of the regulated nature of our business and that of a number of our subsidiaries, particularly in the banking, mortgage and securities areas, we and our subsidiaries are the subject of investigations, audits and other forms of regulatory inquiry, in some cases as part of regulatory reviews of specified activities at multiple industry participants, including those described in Prior Disclosure.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described in Prior Disclosure. Such investigations, audits and other inquiries may lead to remedies including fines, penalties, restitution or alterations in our business practices.

Other

In addition to the proceedings or other matters described above and in Prior Disclosure, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters described above, described in Prior Disclosure, or otherwise, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of the loss resulting from the claim and the amount of income otherwise reported for the reporting period.

See Note 17 Commitments and Guarantees for additional information regarding the Visa indemnification and our other obligations to provide indemnification, including to current and former officers, directors, employees and agents of PNC and companies we have acquired, including National City.

NOTE 17 COMMITMENTS AND GUARANTEES

Equity Funding and Other Commitments

Our unfunded commitments at September 30, 2011 included private equity investments of $270 million, and other investments of $4 million.

Standby Letters of Credit

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit and internal credit ratings were as follows:

Net Outstanding Standby Letters of Credit

Dollars in billions	September 30 2011	December 31 2010
Net outstanding standby letters of credit	$10.9	$10.1
Internal credit ratings (as a percentage of portfolio):
Pass (a)	93%	90%
Below pass (b)	7%	10%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on September 30, 2011 had terms ranging from less than 1 year to 7 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $14.2 billion at September 30, 2011, of which $7.6 billion support remarketing programs.

As of September 30, 2011, assets of $1.8 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $3.3 billion were also available for this purpose as of September 30, 2011. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $254 million at September 30, 2011.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At September 30, 2011, the aggregate of our commitments under these facilities was $546 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At September 30, 2011, our total commitments under these facilities were $155 million.

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

We engage in certain insurance activities that require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit, which were insignificant in amount at September 30, 2011.

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

In some cases, indemnification obligations of the types described above arise under arrangements entered into by predecessor companies for which we become responsible as a result of the acquisition.

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first nine months of 2011. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the sale of GIS, and in addition to indemnification provisions as part of the divestiture agreements, PNC agreed to continue to act for the benefit of GIS as securities lending agent for certain of GIS’s clients. In such role, we provided indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent was fully secured on a daily basis; therefore, the exposure to us was limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. In addition, the purchaser of GIS, BNY-Mellon, has entered into an agreement to indemnify PNC with respect to such exposure on the terms set forth in such indemnification agreement. Effective July 18, 2011, PNC Bank, National Association assigned its securities lending agent responsibilities to BNY-Mellon and no longer acts as securities lending agent for any of GIS’s clients. Also in connection with the GIS divestiture, PNC has agreed to indemnify the buyer generally as described above.

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

Our Visa indemnification liability included on our Consolidated Balance Sheet at September 30, 2011 totaled $32 million as a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment and loss sharing agreements. Any ultimate exposure to the specified Visa litigation may be different than this amount.

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

Commercial Mortgage Loan Recourse Obligations

We originate, close and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s DUS program. We have similar arrangements with FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At September 30, 2011 and December 31, 2010, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.9 billion and $13.2 billion, respectively. At September 30, 2011 and December 31, 2010, the potential maximum exposure under the loss share arrangements was $3.9 billion and $4.0 billion, respectively. We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $49 million and $54 million as of September 30, 2011 and December 31, 2010, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of September 30, 2010 was $30 million. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Analysis of Commercial Mortgage Recourse Obligations

In millions	2011	2010
January 1	$54	$71
Reserve adjustments, net	2	(16)
Losses – loan repurchases and settlements	(7)	(1)
Loan sales		(24)
September 30	$49	$30

Residential Mortgage Loan and Home Equity Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in our 2010 Form 10-K, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and GNMA, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

PNC’s repurchase obligations also include certain brokered home equity loans/lines that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of whole-loans sold in these transactions. Repurchase activity associated with brokered home equity loans/lines is reported in the Distressed Assets Portfolio segment.

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

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need to recognize indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages and home equity loans/lines for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made and our estimate of future claims on a loan by loan basis. These relate primarily to loans originated during 2006-2008. For the home equity loans/lines sold portfolio, we have established indemnification and repurchase liabilities based upon this same methodology for loans sold during 2005-2007.

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At September 30, 2011 and December 31, 2010, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $136 million and $294 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. The comparable reserve as of September 30, 2010 was $255 million. An analysis of the changes in this liability during the first nine months of 2011 and 2010 follows:

Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2011			2010
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$144	$150	$294	$229	$41	$270
Reserve adjustments, net	66	3	69	96	73	169
Losses - loan repurchases and settlements	(125)	(102)	(227)	(170)	(14)	(184)
September 30	$85	$51	$136	$155	$100	$255
(a)	Repurchase obligation associated with sold loan portfolios of $126.7 billion and $145.7 billion at September 30, 2011 and September 30, 2010, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $4.6 billion and $7.0 billion at September 30, 2011 and September 30, 2010, respectively. PNC is no longer engaged in the brokered home equity business, which was acquired with National City.

Management believes our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on investor indemnification and repurchase claims at September 30, 2011 and 2010. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices, and other economic conditions. At September 30, 2011, we estimate that it is reasonably possible that we could incur additional losses in excess of our indemnification and repurchase liability of up to $110 million. This estimate of potential additional losses in excess of our liability is based on assumed higher investor demands, lower claim rescissions, and lower home prices than our current assumptions.

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

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard, and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

REINSURANCE AGREEMENTS EXPOSURE

In millions	September 30, 2011	December 31, 2010
Accidental Death & Dismemberment	$2,332	$2,367
Credit Life, Accident & Health	959	1,003
Lender Placed Hazard (a)	2,958	709
Borrower and Lender Paid Mortgage Insurance	352	463
Maximum Exposure	$6,601	$4,542

Percentage of reinsurance agreements:
Excess of Loss - Mortgage Insurance	5%	8%
Quota Share	95%	92%

Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$958	$1,001
(a)	Lender Placed Hazard contract including stop loss provision expired in the third quarter of 2010. Stop loss provision not available on replacement contract.

A rollforward of the reinsurance reserves for probable losses for the first nine months of 2011 and 2010 follows:

REINSURANCE RESERVES – ROLLFORWARD

In millions	2011	2010
January 1	$150	$220
Paid Losses	(94)	(74)
Net Provision	28	35
Changes to Agreements		(3)
September 30	$84	$178

Changes to agreements only represent entering into a new relationship or exiting an existing agreement entirely. The impact of changing the terms of existing agreements is reflected in the net provision.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to on-going uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At September 30, 2011, the reasonably possible loss above our accrual is not material.

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

Total business segment financial results differ from consolidated income from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through June 30, 2010 and the related third quarter 2010 after-tax gain on the sale of GIS that are reflected in discontinued operations. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including LTIP share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, equity management activities, alternative investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

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

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint, and also originates loans through majority owned affiliates. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third party standards, and sold, servicing retained, to secondary mortgage conduits FNMA, FHLMC, Federal Home Loan Banks and third-party investors, or are securitized and issued under the GNMA program. The mortgage servicing operation performs all functions related to servicing mortgage loans - primarily those in first lien position - for various investors and for loans owned by PNC. Certain loans originated through majority owned affiliates are sold to others.

BlackRock is the largest publicly traded investment management firm in the world. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, multi-asset class, alternative and cash management separate accounts and funds, including iShares®, the global product leader in exchange-traded funds. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services globally to a broad base of clients. At September 30, 2011, our economic interest in BlackRock was 21%.

PNC received cash dividends from BlackRock of $160 million and $139 million during the nine months ended September 30, 2011, and September 30, 2010, respectively.

Distressed Assets Portfolio includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. These loans require special servicing and management oversight given current market conditions. We obtained the majority of these loans through acquisitions of other companies.

Results Of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2011
Income Statement
Net interest income	$820	$847	$58	$46		$228	$176	$2,175
Noninterest income	463	254	159	206	$122	10	155	1,369
Total revenue	1,283	1,101	217	252	122	238	331	3,544
Provision for credit losses (benefit)	206	11	(10)	15		45	(6)	261
Depreciation and amortization	47	30	10	2			71	160
Other noninterest expense	978	418	165	201		47	171	1,980
Income from continuing operations before income taxes and noncontrolling interests	52	642	52	34	122	146	95	1,143
Income taxes (benefit)	19	223	19	12	30	53	(47)	309
Income from continuing operations before noncontrolling interests	$33	$419	$33	$22	$92	$93	$142	$834
Inter-segment revenue		$8	$4	$2	$4	$(2)	$(16)
Average Assets (a)	$66,158	$81,899	$6,664	$10,877	$5,441	$12,715	$83,097	$266,851
2010
Income Statement
Net interest income	$860	$831	$66	$52		$283	$123	$2,215
Noninterest income	499	237	150	232	$128	(35)	172	1,383
Total revenue	1,359	1,068	216	284	128	248	295	3,598
Provision for credit losses (benefit)	327	(48)	(12)	21		176	22	486
Depreciation and amortization	48	33	11	1			65	158
Other noninterest expense	991	414	149	118		46	282	2,000
Income (loss) from continuing operations before income taxes and noncontrolling interests	(7)	669	68	144	128	26	(74)	954
Income taxes (benefit)	(3)	234	25	47	29	6	(159)	179
Income (loss) from continuing operations before noncontrolling interests	$(4)	$435	$43	$97	$99	$20	$85	$775
Inter-segment revenue			$3	$4	$6	$(3)	$(10)
Average Assets (a)	$67,003	$76,930	$6,899	$9,164	$6,275	$16,745	$81,563	$264,579

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Distressed Assets Portfolio	Other	Consolidated
2011
Income Statement
Net interest income	$2,447	$2,460	$177	$149		$721	$547	$6,501
Noninterest income	1,353	885	488	580	$351	32	587	4,276
Total revenue	3,800	3,345	665	729	351	753	1,134	10,777
Provision for credit losses (benefit)	662	12	(34)	15		278	29	962
Depreciation and amortization	140	108	30	7			209	494
Other noninterest expense	2,907	1,228	473	473		156	655	5,892
Income from continuing operations before income taxes and noncontrolling interests	91	1,997	196	234	351	319	241	3,429
Income taxes (benefit)	32	698	72	86	80	117	(234)	851
Income from continuing operations before noncontrolling interests	$59	$1,299	$124	$148	$271	$202	$475	$2,578
Inter-segment revenue	$1	$17	$10	$6	$12	$(7)	$(39)
Average Assets (a)	$66,193	$79,315	$6,744	$11,103	$5,441	$13,392	$81,331	$263,519
2010
Income Statement
Net interest income	$2,607	$2,634	$191	$196		$973	$428	$7,029
Noninterest income	1,499	904	469	568	$326	(37)	515	4,244
Total revenue	4,106	3,538	660	764	326	936	943	11,273
Provision for credit losses (benefit)	946	285	11	(3)		745	76	2,060
Depreciation and amortization	170	105	31	3			206	515
Other noninterest expense	2,838	1,210	445	345		169	751	5,758
Income (loss) from continuing operations before income taxes and noncontrolling interests	152	1,938	173	419	326	22	(90)	2,940
Income taxes (benefit)	52	687	64	153	73	8	(301)	736
Income from continuing operations before noncontrolling interests	$100	$1,251	$109	$266	$253	$14	$211	$2,204
Inter-segment revenue		$20	$9	$9	$17	$(10)	$(45)
Average Assets (a)	$67,782	$77,835	$6,977	$8,903	$6,275	$18,246	$79,337	$265,355
(a)	Period-end balances for BlackRock.

NOTE 19 SUBSEQUENT EVENT

On October 14, 2011, we announced that November 15, 2011 will be the redemption date of $750 million of trust preferred securities issued by National City Capital Trust II with a current distribution rate of 6.625% and an original scheduled maturity date of November 15, 2036 and a final maturity date of November 15, 2066. The redemption price will be $25 per trust preferred security plus any accrued and unpaid distributions to the redemption date of November 15, 2011. The redemption will result in a noncash charge for the unamortized discount of $198 million in the fourth quarter of 2011.

Statistical Information (Unaudited)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	Nine months ended September 30
	2011			2010
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$25,960	$694	3.57%	$21,745	$653	4.00%
Non-agency	7,600	301	5.28	9,491	424	5.96
Commercial mortgage-backed	3,401	118	4.62	3,798	152	5.31
Asset-backed	3,257	61	2.49	2,043	64	4.20
US Treasury and government agencies	4,622	91	2.63	7,987	173	2.88
State and municipal	2,081	71	4.53	1,348	57	5.65
Other debt	3,558	68	2.54	2,502	55	2.92
Corporate stocks and other	422		.05	458		.12
Total securities available for sale	50,901	1,404	3.68	49,372	1,578	4.26
Securities held to maturity
Residential mortgage-backed	1,671	43	3.47
Commercial mortgage-backed	4,326	165	5.09	3,509	151	5.72
Asset-backed	2,198	37	2.23	3,598	70	2.61
State and municipal	136	5	4.46	8		5.10
Other	215	5	3.12	55	5	12.51
Total securities held to maturity	8,546	255	3.98	7,170	226	4.21
Total investment securities	59,447	1,659	3.72	56,542	1,804	4.25
Loans
Commercial	58,074	2,169	4.92	54,431	2,138	5.18
Commercial real estate	16,886	656	5.12	21,068	801	5.01
Equipment lease financing	6,215	233	5.01	6,243	242	5.17
Consumer	54,370	1,999	4.92	55,107	2,174	5.27
Residential real estate	15,075	689	6.09	18,237	998	7.30
Total loans	150,620	5,746	5.06	155,086	6,353	5.44
Loans held for sale	2,801	153	7.31	2,716	208	10.22
Federal funds sold and resale agreements	2,385	25	1.36	1,821	28	2.04
Other	7,717	153	2.63	8,906	144	2.15
Total interest-earning assets/interest income	222,970	7,736	4.61	225,071	8,537	5.04
Noninterest-earning assets:
Allowance for loan and lease losses	(4,717)			(5,180)
Cash and due from banks	3,457			3,587
Other	41,809			41,877
Total assets	$263,519			$265,355
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$58,721	146	.33	$58,206	206	.47
Demand	26,965	19	.10	24,903	27	.14
Savings	8,063	12	.19	6,932	10	.19
Retail certificates of deposit	35,061	338	1.29	44,190	492	1.49
Other time	428	10	3.07	885	19	2.84
Time deposits in foreign offices	2,368	4	.21	2,781	4	.22
Total interest-bearing deposits	131,606	529	.54	137,897	758	.73
Borrowed funds
Federal funds purchased and repurchase agreements	4,723	6	.16	4,227	10	.32
Federal Home Loan Bank borrowings	5,041	39	1.01	8,612	56	.86
Bank notes and senior debt	11,115	189	2.25	12,694	225	2.33
Subordinated debt	9,104	352	5.16	9,700	367	5.04
Other	5,765	44	1.01	5,604	36	.86
Total borrowed funds	35,748	630	2.34	40,837	694	2.25
Total interest-bearing liabilities/interest expense	167,354	1,159	.92	178,734	1,452	1.08
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	50,279			44,092
Allowance for unfunded loan commitments and letters of credit	198			255
Accrued expenses and other liabilities	11,007			11,186
Equity	34,681			31,088
Total liabilities and equity	$263,519			$265,355
Interest rate spread			3.69			3.96
Impact of noninterest-bearing sources			.23			.22
Net interest income/margin		$6,577	3.92%		$7,085	4.18%
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

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2011			Second Quarter 2011			Third Quarter 2010

Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$22,822	$190	3.34%	$25,993	$241	3.70%	$22,916	$229	4.00%
7,135	91	5.13	7,618	105	5.47	8,917	134	6.04
3,623	40	4.41	3,278	39	4.73	3,100	42	5.34
3,817	23	2.38	3,185	19	2.43	2,436	21	3.51
3,699	28	3.01	4,505	27	2.46	7,758	52	2.67
1,929	21	4.27	2,234	24	4.37	1,323	17	5.19
3,113	19	2.42	3,578	23	2.58	3,092	21	2.64
449		.04	376		.04	472		.12
46,587	412	3.54	50,767	478	3.77	50,014	516	4.13

3,840	32	3.45	1,130	11	3.68
4,520	56	4.95	4,215	54	5.11	4,130	60	5.81
1,863	9	1.87	2,276	12	2.20	3,435	21	2.45
389	5	4.48	8		5.10	8		5.10
489	4	3.20	150	1	2.95	1		22.89
11,101	106	3.82	7,779	78	4.01	7,574	81	4.29
57,688	518	3.59	58,546	556	3.80	57,588	597	4.15

59,951	744	4.86	57,932	715	4.88	53,502	713	5.21
16,347	219	5.25	16,779	234	5.51	19,847	223	4.40
6,150	79	5.11	6,189	75	4.86	6,514	86	5.27
54,632	664	4.82	54,014	665	4.94	55,036	708	5.11
14,717	217	5.90	15,001	233	6.22	16,766	281	6.70
151,797	1,923	5.00	149,915	1,922	5.11	151,665	2,011	5.24
2,497	46	7.31	2,719	38	5.62	3,021	55	7.22
2,030	8	1.55	2,321	9	1.39	1,602	9	2.26
10,060	62	2.43	7,241	47	2.60	9,801	51	2.04
224,072	2,557	4.52	220,742	2,572	4.64	223,677	2,723	4.82

(4,592)			(4,728)			(5,290)
3,544			3,433			3,436
43,827			41,659			42,756
$266,851			$261,106			$264,579

$59,009	46	.31	$58,594	49	.34	$58,016	62	.42
27,654	5	.08	26,912	7	.10	25,078	7	.11
8,305	5	.19	8,222	4	.19	7,092	3	.18
33,607	107	1.26	35,098	115	1.32	41,724	155	1.47
361	3	3.38	410	4	3.15	740	5	2.54
1,830	1	.19	1,840	1	.22	2,650	1	.23
130,766	167	.51	131,076	180	.55	135,300	233	.68

3,685	2	.15	4,138	2	.17	4,179	3	.29
5,015	13	.99	5,021	13	1.02	7,680	20	1.04
10,480	53	2.01	11,132	68	2.40	12,799	92	2.81
8,982	107	4.76	8,981	117	5.24	9,569	127	5.27
5,736	13	.92	5,713	17	1.12	4,886	11	.89
33,898	188	2.20	34,985	217	2.46	39,113	253	2.56
164,664	355	.86	166,061	397	.95	174,413	486	1.10

53,300			49,720			45,306
202			204			218
12,478			10,747			12,687
36,207			34,374			31,955
$266,851			$261,106			$264,579
		3.66			3.69			3.72
		.23			.24			.24
	$2,202	3.89%		$2,175	3.93%		$2,237	3.96%

Loan fees for the nine months ended September 30, 2011 and September 30, 2010 were $129 million and $117 million, respectively. Loan fees for the three months ended September 30, 2011, June 30, 2011, and September 30, 2010 were $44 million, $47 million, and $29 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2011 and September 30, 2010 were $76 million and $59 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended September 30, 2011, June 30, 2011, and September 30, 2010 were $27 million, $25 million, and $22 million, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 16 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

The following risk factors update the risk factors previously disclosed in PNC’s 2010 Form 10-K and second quarter 2011 Form 10-Q. In general, these risk factors, including those provided below, may present the risk of a material impact on our results of operations or financial condition, in addition to the other possible consequences described in the risk factors. These risk factors are also discussed further in other parts of our Form 10-K and this Report.

The possibility of the moderate economic recovery returning to recessionary conditions or of turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

The current state of the economy has increased concern regarding the possibility of a return to recessionary conditions as well as increasing the risk of turmoil or volatility in the financial markets from that described in the Risk Factors in the Form 10-K.

The economic recovery, although continuing, has done so at a slower pace in 2011 than previously anticipated. Job growth has not been sufficient to reduce high unemployment in the United States. Consumer and business confidence remains low. The downgrade of U.S. Treasury securities by Standard & Poors and political difficulties in addressing the economy within the United States government have contributed to high levels of volatility in the financial markets.

In addition, significant concern regarding the creditworthiness of some of the governments in Europe, most notably Greece,

has contributed to volatility in financial markets in Europe and globally, and to funding pressures on some globally active European banks, leading to greater investor and economic uncertainty worldwide. A failure to adequately address sovereign debt concerns in Europe could hamper economic recovery or contribute to a return to recessionary economic conditions and contribute to severe stress in the financial markets, including in the United States.

Collectively, these factors have increased the risk that the economic recovery will stall or reverse or otherwise that economic conditions will negatively impact our business in some or all of the ways described in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the third quarter of 2011 are included in the following table:

In thousands, except per share data

2011 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	102	$57.10		24,710
August 1 –31	120	$49.48		24,710
September 1 – 30	78	$49.24		24,710
Total	300	$52.00
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the third quarter of 2011.

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

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549 at prescribed rates. The Exhibits are also available as part of this Form 10-Q on PNC’s corporate website at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of Exhibits, without charge, by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com. The interactive data file (XBRL) exhibit is only available electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 8, 2011 on its behalf by the undersigned thereunto duly authorized.

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

Where we have included web addresses in this Report, such as our web address and the web address of the SEC, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

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

	High	Low	Close	Cash Dividends Declared
2011 Quarter
First	$65.19	$59.67	$62.99	$.10
Second	64.37	55.56	59.61	.35
Third	61.21	42.70	48.19	.35
Total				$.80
2010 Quarter
First	$61.80	$50.46	$59.70	$.10
Second	70.45	56.30	56.50	.10
Third	62.99	49.43	51.91	.10
Fourth	61.79	50.69	60.72	.10
Total				$.40

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