Form 10-K
period 2011-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2012-02-29
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

Commission file number 001-09718

THE PNC FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1435979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PNC Plaza

249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code - (412) 762-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $5.00	New York Stock Exchange
Depositary Shares Each Representing 1/4000 Interest in a Share of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L, par value $1.00	New York Stock Exchange
12.000% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities (issued by National City Preferred Capital Trust I)	New York Stock Exchange
6.625% Trust Preferred Securities (issued by National City Capital Trust III)	New York Stock Exchange
8.000% Trust Preferred Securities (issued by National City Capital Trust IV)	New York Stock Exchange
6.125% Capital Securities (issued by PNC Capital Trust D)	New York Stock Exchange
7 3/4% Trust Preferred Securities (issued by PNC Capital Trust E)	New York Stock Exchange
Warrants (expiring December 31, 2018) to purchase Common Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2011, determined using the per share closing price on that date on the New York Stock Exchange of $59.61, was approximately $31.3 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 17, 2012: 527,568,487

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2012 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. (PNC or the Corporation) has made and may continue to make written or oral forward-looking statements regarding our outlook for earnings, revenues, expenses, capital levels and ratios, liquidity levels, asset levels, asset quality and other matters regarding or affecting PNC and its future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates And Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 22 Legal Proceedings and Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

ITEM 1 – BUSINESS

BUSINESS OVERVIEW

Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial services companies in the United States. We have businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Kentucky, Florida, Washington, D.C., Delaware, Virginia, Missouri, Wisconsin and Georgia. We also provide certain products and services internationally. At December 31, 2011, our consolidated total assets, deposits and total shareholders’ equity were $271.2 billion, $188.0 billion and $34.1 billion, respectively.

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

PENDING ACQUISITION OF RBC BANK (USA)

On June 19, 2011, we entered into a definitive agreement with Royal Bank of Canada and RBC USA Holdco Corporation to acquire RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada, for $3.45 billion. The purchase price is subject to certain adjustments, including adjustments based on the closing date tangible net asset value of RBC Bank (USA), as defined in the definitive agreement. RBC Bank (USA) has approximately $25 billion in “proforma” assets as reflected in the definitive agreement to be included in the transaction and more than 400 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The transaction is expected to close in March 2012, subject to remaining customary closing conditions.

FLAGSTAR BRANCH ACQUISITION

Effective December 9, 2011, PNC acquired 27 branches in the northern metropolitan Atlanta, Georgia area from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc. We assumed approximately $210 million of deposits associated with these branches. No loans were acquired in the transaction.

BANKATLANTIC BRANCH ACQUISITION

Effective June 6, 2011, PNC acquired 19 branches in the greater Tampa, Florida area from BankAtlantic, a subsidiary of BankAtlantic Bancorp, Inc. We assumed approximately $324 million of deposits associated with these branches. No loans were acquired in the transaction.

REVIEW OF BUSINESS SEGMENTS

In addition to the following information relating to our lines of business, we incorporate the information under the captions

2    The PNC Financial Services Group, Inc. – Form 10-K

Business Segment Highlights, Product Revenue, and Business Segments Review in Item 7 of this Report here by reference. Also, we include the financial and other information by business in Note 25 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented. Business segment results for periods prior to 2011 have been reclassified to reflect current methodologies and current business and management structure and to present those periods on the same basis. Business segment information does not include PNC Global Investment Servicing Inc. (GIS). Results of operations of GIS through June 30, 2010 and the related after-tax gain on its sale in the third quarter of 2010 are reflected in discontinued operations.

Retail Banking provides deposit, lending, brokerage, investment management, and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, call centers and online banking channels. The branch network is principally located in our primary geographical markets.

Our core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with PNC. We also seek revenue growth by deepening our share of our customers’ financial assets, including savings and liquidity deposits, loans and investable assets. A key element of our strategy is to expand the use of lower-cost alternative distribution channels while continuing to optimize the traditional branch network. In addition, we have a disciplined process to continually improve the engagement of both our employees and customers, which is a strong indicator of customer growth, retention and relationship expansion.

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

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include financial and retirement planning, customized investment management, private banking, tailored credit solutions and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody, and retirement planning services. The institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments located primarily in our geographic footprint.

Asset Management Group is focused on being one of the premier bank-held individual and institutional asset managers in each of the markets it serves. The business seeks to deliver high quality advice and investment management to our high net worth, ultra high net worth and institutional client sectors through a broad array of products and services. Asset Management Group’s primary goals are to service its clients, grow its business and deliver solid financial performance with prudent risk and expense management.

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint, and also originates loans through majority owned affiliates. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and sold, servicing retained, to secondary mortgage conduits Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal Home Loan Banks and third-party investors, or are securitized and issued under the Government National Mortgage Association (GNMA) program, as described in more detail in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in Item 8 of this Report and included here by reference. The mortgage servicing operation performs all functions related to servicing mortgage loans – primarily those in first lien position – for various investors and for loans owned by PNC. Certain loans originated through majority owned affiliates are sold to others.

Residential Mortgage Banking is focused on adding value to the PNC franchise by building stronger customer relationships, providing quality investment loans, and

The PNC Financial Services Group, Inc. – Form 10-K    3

delivering acceptable returns under a moderate risk profile. Our national distribution capability provides volume that drives economies of scale, risk dispersion, and cost-effective extension of the retail banking footprint for cross-selling opportunities.

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. BlackRock provides diversified investment management services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

We hold an equity investment in BlackRock. Our investment in BlackRock is a key component of our diversified revenue strategy. BlackRock’s ability to increase revenue, earnings and shareholder value over time is predicated on its ability to generate new business in investment management and BlackRock Solutions products and services. New business efforts are dependent on BlackRock’s ability to achieve clients’ investment objectives in a manner consistent with their risk preferences and to deliver excellent client service. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to attract and retain talented professionals is critical to BlackRock’s long-term success.

Non-Strategic Assets Portfolio (formerly, Distressed Assets Portfolio) includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. We obtained the majority of these non-strategic assets through acquisitions of other companies, and they fall outside of our core business strategy.

SUBSIDIARIES

Our corporate legal structure at December 31, 2011 consisted of one domestic subsidiary bank, including its subsidiaries, and approximately 122 active non-bank subsidiaries. Our bank subsidiary is PNC Bank, National Association (PNC Bank, N.A.), headquartered in Pittsburgh, Pennsylvania. For additional information on our subsidiaries, see Exhibit 21 to this Report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	208
Analysis Of Year-To-Year Changes In Net Interest Income	207
Book Values Of Securities	41 – 44 and 142 – 148
Maturities And Weighted-Average Yield Of Securities	147
Loan Types	38 – 40 127 and 209
Selected Loan Maturities And Interest Sensitivity	211
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	73 – 81 113 – 114 127 –136 and 209 – 210
Potential Problem Loans And Loans Held For Sale	45 and 74 – 83
Summary Of Loan Loss Experience	81 – 83, 127 – 140 and 210
Assignment Of Allowance For Loan And Lease Losses	81 – 83 and 211
Average Amount And Average Rate Paid On Deposits	208
Time Deposits Of $100,000 Or More	162 and 211
Selected Consolidated Financial Data	27 – 28
Short-term borrowings – not included as average balances during 2011, 2010 and 2009 were less than 30% of total shareholders’ equity at the end of each period.

4    The PNC Financial Services Group, Inc. – Form 10-K

EUROPEAN EXPOSURE

As of December 31, 2011, our loans, leases, securities, derivatives, letters of credit, unfunded contractual commitments and other direct financial exposure (“exposure”) with European entities totaled $2.1 billion of which $1.6 billion or .59% of our total assets represent outstanding balances. European entities are defined as supranational, sovereign, financial institutions and non-financial entities within the countries that comprise the European Union, European Union candidate countries and other European countries. Of the $2.1 billion in direct financial exposure, $357 million are securities issued by AAA-rated sovereigns, $625 million represents cross-border leases in support of national infrastructure and supported by letters of credit having trigger mechanisms that require collateral in the form of cash or United States Treasury securities, and $440 million of unfunded contractual commitments primarily to United Kingdom local office commitments for Business Credit corporate customers on a secured basis. There was no individual country where the exposure was greater than .75% of total assets.

We also track other European financial exposures where PNC is appointed as a fronting bank by our clients and we elect to assume the joint probability of default risk. For PNC to incur a loss in these types of indirect exposures, the obligor and the financial counterparty participating bank would need to default. As of December 31, 2011, PNC had $2.0 billion of indirect exposure where PNC is the fronting bank.

Foreign exposure underwriting and approvals are centralized. Country exposures are monitored and reported on a regular basis. We actively monitor sovereign risk, banking system health, and market conditions and adjust limits as appropriate. We rely on information from internal and external sources including international financial institutions, economists and analysts, industry trade organizations, rating agencies, econometric data analytical service providers, and geopolitical news analysis services.

Among the regions and nations that PNC monitors, we have identified eight countries for which we are more closely monitoring their economic and financial situation. The basis for the increased monitoring includes, but is not limited to, sovereign debt burden, near term financing risk, political instability, GDP trends, balance of payments, market confidence, banking system distress and/or holdings of stressed sovereign debt. The countries identified are: Greece, Ireland, Italy, Portugal, Spain (collectively “GIIPS”), Belgium, France and Turkey. Direct and indirect exposure to entities in the GIIPS countries totaled $181 million as of December 31, 2011 of which $118 million is direct exposure in the form of cross-border leases within Portugal and indirect exposure primarily composed of $48 million from letters of credit with strong underlying obligors and $15 million of unfunded commitments to Spain. Direct and indirect exposure to entities in Belgium, France, and Turkey totaled $924 million as of December 31, 2011 of which, there is direct exposure of $75 million in the form of cross-border leases within Belgium, and $11 million of 90% Overseas Private Investment Corporation (“OPIC”) guaranteed Turkish loans and indirect exposure primarily composed of $770 million in letters of credit with strong underlying obligors in France and Belgium.

SUPERVISION AND REGULATION

OVERVIEW

PNC is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHC Act) and a financial holding company under the Gramm-Leach-Bliley Act (GLB Act).

We are subject to numerous governmental regulations, some of which are highlighted below. You should also read Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, included here by reference, for additional information regarding our regulatory matters. Applicable laws and regulations restrict our permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, investment management and other customers, among other things. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from bank subsidiaries, and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

In addition, we are subject to comprehensive examination and supervision by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC), which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The results of examination activity by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the relevant agency determines, among other things, that such operations are conducted in an unsafe or unsound manner, fail to comply with applicable law or are otherwise inconsistent with the regulations or supervisory policies of the agency. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

We also are subject to regulation by the Securities and Exchange Commission (SEC) by virtue of our status as a public company and by the SEC and the Commodity Futures Trading Commission (CFTC) due to the nature of some of our businesses. Our banking and securities businesses with operations outside the United States, including those conducted by BlackRock, are also subject to regulation by

The PNC Financial Services Group, Inc. – Form 10-K    5

appropriate authorities in the foreign jurisdictions in which they do business.

Effective as of July 21, 2011, the Consumer Financial Protection Bureau (CFPB), a new agency established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), assumed responsibility for examining PNC Bank, N.A. and its affiliates (including PNC) for compliance with consumer financial protection laws and enforcing such laws with respect to PNC Bank, N.A. and its affiliates. This authority previously was exercised by the OCC and Federal Reserve. Starting July 21, 2011, the CFPB also assumed authority for prescribing rules governing the provision of consumer financial products and services such as credit cards, student and other loans, deposits and residential mortgages. After this date, the subsidiaries of PNC Bank, N.A. are generally subject to state consumer protection laws. Additionally, new provisions concerning the applicability of state consumer protection laws to national banks became effective on July 21, 2011. Questions may arise as to whether certain state consumer financial laws may be preempted with respect to PNC Bank, N.A. after this date. We expect to experience an increase in regulation of our retail banking business and additional compliance obligations, revenue and costs impacts.

As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the operation and growth of our businesses. The Federal Reserve, OCC, SEC, and other domestic and foreign regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets and deposits, or reconfigure existing operations. Dodd-Frank provides the CFPB with broad enforcement powers over PNC Bank, N.A. and its affiliates with respect to compliance with consumer financial protection laws. The CFPB also has the ability to issue rules that affect a wide range of the consumer financial products and services that we provide.

We anticipate new legislative and regulatory initiatives over the next several years, focused specifically on banking and other financial services in which we are engaged. These initiatives would be in addition to the actions already taken by Congress and the regulators, including the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (Recovery Act), the Credit Card Accountability Responsibility and Disclosure Act of 2009 (Credit CARD Act), the Secure and Fair Enforcement for Mortgage Licensing Act (the SAFE Act), and Dodd-Frank, as well as changes to the regulations implementing the Real Estate Settlement Procedures Act, the Federal Truth in Lending Act, and the Electronic Fund Transfer Act, including the new rules set forth in Regulation E related to overdraft charges.

Dodd-Frank, which was signed into law on July 21, 2010, comprehensively reforms the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous rules and regulations. Because the federal agencies are granted broad discretion in drafting these rules and regulations, and many implementing rules either have not yet been issued or have only been issued in proposed form, many of the details and much of the impact of Dodd-Frank may not be known for many months or years. Among other things, Dodd-Frank provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 regulatory capital; requires that deposit insurance assessments be calculated based on an insured depository institution’s assets rather than its insured deposits, and raises the minimum Designated Reserve Ratio (the balance in the Deposit Insurance Fund divided by estimated insured deposits) to 1.35%; establishes a comprehensive regulatory regime for the derivatives activities of financial institutions; limits proprietary trading and owning or sponsoring hedge funds and private equity funds by banking entities; requires the Federal Reserve to establish a variety of enhanced prudential standards for bank holding companies with $50 billion or more in total assets; places limitations on the interchange fees we can charge for debit card transactions; and establishes new minimum mortgage underwriting standards for residential mortgages.

Legislative and regulatory developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. The more detailed description of the significant regulations to which we are subject included in this Report is based on the current regulatory environment and is subject to potentially material change. See also the additional information included in Item 1A of this Report under the risk factors discussing the impact of financial regulatory reform initiatives, including Dodd-Frank and regulations promulgated to implement it, on the regulatory environment for the financial services industry. Among other areas that have been receiving a high level of regulatory focus over the last several years are compliance with anti-money laundering laws and the protection of confidential customer information. In addition, at least in part driven by the current economic and financial situation, there is an increased focus on fair lending and other issues related to the mortgage industry. Ongoing mortgage-related regulatory reforms include measures aimed at reducing mortgage foreclosures.

Additional legislation, changes in rules promulgated by the Federal Reserve, the OCC, the Federal Deposit Insurance Corporation (FDIC), the CFPB, the SEC, the CFTC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of our businesses. The profitability of our businesses could also be affected by rules and regulations that impact the business and financial communities

6    The PNC Financial Services Group, Inc. – Form 10-K

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to us. To a substantial extent, the purpose of the regulation and supervision of financial services institutions and their holding companies is not to protect our shareholders and our non-customer creditors, but rather to protect our customers (including depositors) and the financial markets in general.

BANKING REGULATION AND SUPERVISION

On November 22, 2011, the Federal Reserve adopted a final rule implementing an annual capital plan review process for domestic bank holding companies (BHCs) that have $50 billion or more in total consolidated assets. In addition, on that date, the Federal Reserve launched its annual review process, referred to as the Comprehensive Capital Analysis and Review (CCAR), for 2012. In connection with the 2012 CCAR, and as part of the annual capital planning process in future years, the Federal Reserve will undertake a supervisory assessment of the capital adequacy of the BHCs, including PNC, that have $50 billion or more in total consolidated assets. This capital adequacy assessment will be based on a review of a comprehensive capital plan submitted by each participating BHC to the Federal Reserve. In connection with the 2012 CCAR, PNC filed its capital plan with the Federal Reserve on January 9, 2012.

The Federal Reserve will evaluate PNC’s capital plan based on PNC’s risk profile and the strength of PNC’s internal capital assessment process under the regulatory capital standards currently applicable and in accordance with PNC’s plans to address proposed revisions to the regulatory capital framework developed by the Basel Committee on Banking Supervision (Basel III) and as set forth in relevant provisions of Dodd-Frank. The Federal Reserve’s evaluation will take into consideration any capital distribution plans, such as plans to pay or increase common stock dividends or to reinstate or increase common stock repurchase programs. In conducting this analysis, the Federal Reserve will consider the projected capital adequacy and performance of PNC under base case and adverse economic scenarios developed by both PNC and the Federal Reserve. After completing its review, the Federal Reserve may object or not object to the firm’s proposed capital actions. The Federal Reserve has stated that, after completion of the 2012 CCAR exercise, it expects to publish the Federal Reserve’s estimates of certain capital, revenue and loss information under the Federal Reserve’s own supervisory stress scenario for each of the largest 19 BHCs participating in the 2012 reviews, including PNC.

PNC expects to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2012 CCAR by the end of the first quarter 2012. The Basel III capital framework has yet to be finalized by the Federal banking agencies and is therefore subject to further change. Using management’s assumptions relevant to calculation of ratios under Basel III, PNC expects its proforma Tier 1 common ratio under Basel III to reach about 8.0 to 8.5 percent during 2013. This estimate is based on available data and information as of December 31, 2011 and on the phase-in of Basel III rules. It also represents our assumptions and interpretations regarding the Basel II advanced measurement approaches regarding the calculation of risk-weighted assets related to credit, operational and market risk. Both our Basel II and Basel III estimates are point in time estimates and will be subject to both further regulatory guidance and clarity, and the refinement of internal estimates and methodologies.

As a result of Dodd-Frank, subsidiaries of PNC Bank, N.A. will be subject to state law and regulation to the same extent as if they were not subsidiaries of a national bank. Additionally, based on Dodd-Frank, state authorities may assert that certain state consumer financial laws that provide different requirements or limitations than Federal law may apply to national banks, including PNC Bank, N.A. Such state laws may be preempted if they meet certain standards set forth in Dodd-Frank or other applicable law.

Dodd-Frank established the 10-member inter-agency Financial Stability Oversight Council (FSOC), which is charged with identifying systemic risks and strengthening the regulation of in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. financial holding companies and certain non-bank companies deemed to be “systemically important” and could, in extraordinary cases and in conjunction with the Federal Reserve, break up financial firms that are deemed to be “too big to fail.” Dodd-Frank also requires the Federal Reserve to establish prudential standards for bank holding companies with total consolidated assets equal to or greater than $50 billion that are more stringent than the standards and requirements applicable to bank holding companies with assets below this threshold, and that increase in stringency for bank holding companies that present heightened risk to the financial system. Additional information concerning these enhanced prudential standards is provided in Item 1A of this Report. The FSOC may make recommendations to the Federal Reserve concerning the establishment and refinement of these prudential standards and reporting and disclosure requirements.

Because of PNC’s ownership interest in BlackRock, BlackRock is subject to the supervision and regulation of the Federal Reserve.

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

The PNC Financial Services Group, Inc. – Form 10-K    7

in Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. Further information on bank level liquidity and parent company liquidity and on certain contractual restrictions is also available in “Liquidity Risk Management” in the Risk Management section and “Trust Preferred Securities” in the Off-Balance Sheet Arrangements and VIEs section of Item 7 of this Report, and in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength to its subsidiary banks and to commit resources to support such banks. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Further, in providing guidance to the large BHCs participating in the 2012 CCAR, discussed above, the Federal Reserve stated that it expects plans submitted in 2012 will reflect conservative dividend payout ratios and net share repurchase programs, and that requests that imply common dividend payout ratios above 30% of projected after-tax net income available to common shareholders will receive particularly close scrutiny. The Federal Reserve stated that it expects BHCs that meet the minimum capital ratio requirements under Basel III during the transition periods provided by Basel III, but that do not meet the fully-phased in Basel III ratio of 7 percent Tier 1 common equity (plus any applicable capital surcharge for globally systemically important banks), to maintain prudent earnings retention policies with a view to meeting the fully-phased in requirement as soon as reasonably possible.

Additional Powers Under the GLB Act. The Gramm – Leach – Bliley Act (GLB Act) permits a qualifying bank holding company to become a “financial holding company” and thereby engage in, or affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a bank holding company. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are determined by the Federal Reserve, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. We became a financial holding company as of March 13, 2000. In order to be and remain a financial holding company, a bank holding company and its subsidiary depository institutions must be “well capitalized” and “well managed.” In addition, a financial holding company generally may not engage in a new financial activity if any of its insured depository institutions received a less than Satisfactory rating at its most recent evaluation under the Community Reinvestment Act (CRA).

The Federal Reserve is the “umbrella” regulator of a financial holding company, with its operating entities, such as its subsidiary broker-dealers, investment managers, investment companies, insurance companies and banks, also subject to the jurisdiction of various federal and state “functional” regulators with normal regulatory responsibility for companies in their lines of business.

As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are generally allowed to conduct new financial activities, and PNC is generally permitted to acquire non-bank financial companies that have less than $10 billion in assets, with after-the-fact notice to the Federal Reserve. In addition, our non-bank subsidiaries (and any financial subsidiaries of subsidiary banks) are permitted to engage in certain activities that were not permitted for bank holding companies and banks prior to enactment of the GLB Act, and to engage on less restrictive terms in certain activities that were previously permitted. Among other activities, we currently rely on our status as a financial holding company to conduct merchant banking activities and securities underwriting and dealing activities. In addition, the GLB Act permits national banks, such as PNC Bank, N.A., to engage in expanded activities through the formation of a “financial subsidiary.” PNC Bank, N.A. has filed a financial subsidiary certification with the OCC and currently engages in insurance agency activities through financial subsidiaries. PNC Bank, N.A. may also generally engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity. Certain activities, however, are impermissible for a financial subsidiary of a national bank, including insurance underwriting, insurance company investment activities, real estate investment or development, and merchant banking.

Other Federal Reserve and OCC Regulation and Supervision. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may

8    The PNC Financial Services Group, Inc. – Form 10-K

Laws and regulations limit the scope of our permitted activities and investments. In addition to the activities that would be permitted to be conducted by a financial subsidiary, national banks (such as PNC Bank, N.A.) and their operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking.

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

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank or thrift, to acquire direct or indirect ownership or control of more than 5% of any class of voting shares of any bank or thrift, or to merge or consolidate with any other bank holding company or thrift holding company. The BHC Act enumerates the factors the Federal Reserve Board must consider when reviewing the merger of bank holding companies or the acquisition of banks. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on financial stability; the organizations’ compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the insured depository institutions involved in the transaction. In cases involving interstate bank acquisitions, the Board also must consider the concentration of deposits nationwide and in certain individual states. OCC prior approval is required for PNC Bank, N.A. to acquire another insured bank or thrift by merger. In deciding whether to approve such a transaction, the OCC is required to consider factors similar to those that must be considered by the Federal Reserve. Our ability to grow through acquisitions could be limited by these approval requirements.

At December 31, 2011, PNC Bank, N.A. was rated “Outstanding” with respect to CRA.

FDIC Insurance. PNC Bank, N.A. is insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category. Under Dodd-Frank, in April 2011, the deposit insurance base calculation shifted from deposits to average assets less Tier 1 capital. This methodology change did not materially impact the premiums due to the FDIC.

CFPB Regulation and Supervision. The Dodd-Frank Act gives the CFPB authority to examine PNC and PNC Bank, N.A. for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to credit card, deposit, mortgage and other consumer financial products and services we offer. In addition, Dodd-Frank gives the CFPB broad authority to take corrective action against PNC Bank, N.A. and PNC as it deems appropriate. The CFPB also has powers that it was assigned in Dodd-Frank to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial accept brokered deposits only with prior regulatory approval. At December 31, 2011, PNC Bank, N.A. exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, we refer you to “Funding and Capital Sources” in the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. products and services that it deems to be unfair, deceptive or abusive. The agency also has authority to impose new disclosure requirements for any consumer financial product or service. These authorities are in addition to the authority the CFPB assumed on July 21, 2011 under existing consumer financial law governing the provision of consumer financial products and services.

SECURITIES AND DERIVATIVES REGULATION

The SEC is the functional regulator of our registered broker-dealer and investment advisor subsidiaries. The registered broker-dealer subsidiaries are also subject to rules and regulations promulgated by the Financial Industry Regulatory Authority (FINRA), among others.

Several of our subsidiaries are registered with the SEC as investment advisers and provide services to clients, other PNC affiliates and related entities, including registered investment companies. Under rules adopted under Dodd-Frank, we have been required to register additional subsidiaries as investment advisors to private equity funds. Broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934, as amended, and the regulations thereunder. Investment advisor subsidiaries are subject to the requirements of the Investment Advisers Act of 1940, as amended, and the regulations thereunder. An investment advisor to registered investment companies is also subject to the requirements of the Investment Company Act of 1940, as amended, and the regulations thereunder.

The PNC Financial Services Group, Inc. – Form 10-K    9

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

BlackRock has subsidiaries in securities and related businesses subject to SEC and FINRA regulation, as described above, and a federally chartered nondepository trust company subsidiary subject to supervision and regulation by the OCC. For additional information about the regulation of BlackRock, we refer you to the discussion under the “Regulation” section of Item 1 Business in BlackRock’s most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC’s website at www.sec.gov.

In addition, Title VII of Dodd-Frank subjects virtually all derivative transactions (swaps) to regulation by either the CFTC (in the case of non security-based swaps) or the SEC (in the case of security-based swaps). This legislation was enacted, among other reasons, to reduce systemic risk, increase transparency, and promote market integrity within the financial system by, among other things: (i) providing for the registration and comprehensive regulation of swap dealers (SDs) and major swap participants (MSPs); (ii) imposing mandatory clearing and trade execution requirements on all standardized swaps, with certain limited exemptions; (iii) creating robust recordkeeping and real-time public data reporting regimes with respect to swaps; (iv) imposing capital and margin requirements on SDs and MSPs; (v) imposing business conduct requirements on SDs and MSPs in their dealings with counterparties; and (vi) enhancing the CFTC’s and SEC’s rulemaking and enforcement authorities with respect to SDs and MSPs. Under the rules anticipated under Dodd-Frank, we expect one or more of our subsidiaries to register with the CFTC as a SD for interest rate and foreign exchange swaps and accordingly be subject to all of the new regulations and requirements imposed on a SD with respect to these types of swaps.

COMPETITION

We are subject to intense competition from various financial institutions and from non-bank entities that can offer a number of similar products and services without being subject to bank regulatory supervision and restrictions.

In making loans, PNC Bank, N.A. competes with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders, and institutional investors including collateralized loan obligation (CLO) managers, hedge funds, mutual fund complexes and private equity firms. Loan pricing, structure and credit standards are extremely important in the current environment as we seek to achieve appropriate risk-adjusted returns. Traditional deposit-taking activities are also subject to pricing pressures and to customer migration as a result of intense competition for consumer investment dollars.

PNC Bank, N.A. competes for deposits with:

•	Other commercial banks,
•	Savings banks,
•	Savings and loan associations,
•	Credit unions,
•	Treasury management service companies,
•	Insurance companies, and
•	Issuers of commercial paper and other securities, including mutual funds.

Our various non-bank businesses engaged in investment banking and alternative investment activities compete with:

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

10    The PNC Financial Services Group, Inc. – Form 10-K

EMPLOYEES

Employees totaled 51,891 at December 31, 2011. This total includes 45,940 full-time and 5,951 part-time employees.

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

We also make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. PNC’s corporate internet address is www.pnc.com and you can find this information at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, and by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.

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

There are risks that are known to exist at the outset of a transaction. For example, every loan transaction presents credit risk (the risk that the borrower may not perform in accordance with contractual terms) and market risk (a

The PNC Financial Services Group, Inc. – Form 10-K    11

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

Risk management is an important part of our business model. The success of our business is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include credit risk, market risk, liquidity risk, operational risk, model risk, compliance and legal risk, and strategic and reputation risk. We discuss our principal risk management processes and, in appropriate places, related historical performance in the Risk Management section included in Item 7 of this Report.

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

Although the United States economy has shown modest improvement recently, economic conditions continue to pose a risk to financial institutions, including PNC. The economic recovery, although continuing, did so at a slower pace in 2011 than previously anticipated. Job growth has not yet been sufficient to significantly reduce high unemployment in the United States. Consumer and business confidence remains low. There continues to be concern regarding the possibility of a return to recessionary conditions, as well as regarding the possibility of increased turmoil or volatility in financial markets.

The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Greece, Portugal, Ireland, Italy and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain of the major rating agencies have downgraded the sovereign debt of Greece, Portugal and Ireland to below investment grade. The sovereign debt of Italy and Spain were also downgraded. These ratings downgrades and implementation of European Union and private sector support programs have increased concerns that other European Union member states could experience similar financial troubles. A failure to adequately address sovereign debt concerns in Europe could hamper economic recovery or contribute to a return to recessionary economic conditions and contribute to severe stress in the financial markets, including in the United States.

On August 5, 2011, Standard & Poors’s Rating Services lowered its long term sovereign credit rating on the United States of America from AAA to AA+. It is possible that the downgrade and continued concerns about U.S. fiscal policy and trajectory of the national debt of the U.S. could have severe repercussions on the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere.

Current economic conditions have had an adverse effect on our business and financial performance and may not improve in the near future. We expect these conditions to continue to have an ongoing negative impact on us and a worsening of conditions would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry.

In particular, we may face the following risks in connection with the current economic and market environment:

•

Investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on PNC’s stock price and resulting market valuation.

•

Economic and market developments, in the United States, Europe or elsewhere, may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates.

•

The continuation of the current very low interest rate environment, which is expected to continue at least through late 2014 based on statements by the Chairman of the Federal Reserve Board, could affect consumer and business behavior in ways that are adverse to us and could also hamper our ability to increase our net interest income.

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

12    The PNC Financial Services Group, Inc. – Form 10-K

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

•

Investors in mortgage loans and other assets that we sell or sold are more likely to seek indemnification from us against losses or otherwise seek to have us share in such losses or to request us to repurchase loans that they believe do not comply with applicable representations and warranties or other contractual provisions.

•

We may be subject to additional fees and taxes as the government seeks to recover some of the costs of its recovery efforts, reduce the national debt or pay for additional government programs, in particular from the financial services industry.

The regulatory environment for the financial services industry is being significantly impacted by financial regulatory reform initiatives in the United States and elsewhere, including Dodd-Frank and regulations promulgated to implement it.

The United States and other governments have undertaken major reform of the regulatory oversight structure of the financial services industry, including engaging in new efforts to impose requirements designed to reduce systemic risks and protect consumers and investors from financial abuse. We expect to face further increased regulation of our industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our bank supervisors in the examination process and more aggressive enforcement of laws and regulations on both the federal and state levels. Compliance with regulations and other supervisory initiatives will likely increase our cost and reduce our revenue, and may limit our ability to pursue certain desirable business opportunities.

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

•

Newly created regulatory bodies include the Consumer Financial Protection Bureau (CFPB) and the Financial Stability Oversight Council (FSOC). The CFPB has been given authority to regulate consumer financial products and services sold by banks and non-bank companies and to supervise banks with assets of more than $10 billion and their affiliates for compliance with Federal consumer protection laws. The FSOC has been charged with identifying systemic risks, promoting stronger financial regulation and identifying those non-bank companies that are “systemically important” and thus should be subject to regulation by the Federal Reserve. In addition, in extraordinary cases and together with the Federal Reserve, the FSOC could break up financial firms that are deemed to present a grave threat to the financial stability of the United States.

•

Dodd-Frank (through provisions commonly known as the “Volcker Rule”) prohibits banks from engaging in some types of proprietary trading and restricts the ability of banks to sponsor, invest in or have other financial relationships with private equity or hedge funds. In October 2011, four of the five agencies with authority for rulemaking issued proposed rules to implement the Volcker Rule. In January 2012, the fifth agency issued substantially similar proposed rules. The rules set forth a complex and detailed compliance, reporting and monitoring program for large banks, and seek comments on numerous questions. Comments are due in February 2012 on the four agency proposals and later in 2012 on the single agency proposal and a final rule will not be published until some time after those dates. The proposed rules currently require that banking entities have the necessary compliance programs in place by July 2012. Even with the publication of proposed rules, however, there remains considerable uncertainty and we are closely monitoring regulatory developments related to the Volcker Rule. The manner in which the questions posed by the proposed rules are addressed by the agencies will have an

The PNC Financial Services Group, Inc. – Form 10-K    13

important influence on the impact of the final rules on PNC. Although PNC no longer has a designated proprietary trading operation, the proposed rules broadly define what constitutes potentially prohibited “proprietary trading,” thereby making the scope of the statutory and regulatory exemptions for trading activities, including the exemptions for hedging activities and customer trading, all the more important. Until more is known about how the final rules will define “proprietary trading” and the scope of permissible trading activities, it is not possible to determine the impact to PNC of the proprietary trading prohibition. However, any meaningful limitation on PNC’s ability to hedge its risks in the ordinary course or to trade on behalf of customers would likely be adverse to PNC’s business and results of operations. In addition, the proposed rules contain extensive compliance and recordkeeping requirements related to permissible trading activities. Such requirements, if included in a final rule, could increase the costs of hedging or other types of permissible transactions and potentially result in PNC not engaging in certain transactions, or types of transactions, in which we would otherwise engage. With respect to the restrictions on private equity and hedge fund activities, as of December 31, 2011, PNC held interests in such funds likely to be covered totaling approximately $880 million and sponsored three such funds with total invested capital of approximately $441 million. PNC expects that over time it will need to eliminate these investments and cease sponsoring these funds, although it is likely that at least some of these amounts will reduce over time in the ordinary course before compliance is required, and the Volcker Rule also permits extensions of the compliance date under some circumstances. A forced sale of some of these investments due to the Volcker Rule could result in PNC receiving less value than it would otherwise have received. Depending on the provisions of the final rule, it is possible that other structures through which PNC conducts business, such as operating subsidiaries, joint ventures or securitization vehicles, but that are not typically referred to as private equity or hedge funds, could be restricted, with an impact that cannot now be evaluated.

•

Dodd-Frank requires the Federal Reserve to establish enhanced prudential standards governing capital, liquidity, risk management, stress testing and related disclosures, and single-counterparty credit exposure limits for bank holding companies and certain foreign banking organizations with $50 billion or more in consolidated total assets (“covered companies”). Dodd-Frank also requires the Federal Reserve to establish an “early remediation” regime for covered companies under which the Federal Reserve must or may take increasingly stringent actions against a covered company as its financial health deteriorates. In December 2011, the Federal Reserve requested comment on proposed rules that would implement these requirements for domestic covered companies, including PNC. The proposed enhanced prudential standards would include, among other things, heightened liquidity risk management and stress testing requirements; new standards governing oversight by a covered company’s board of directors and board-level risk committee; and new limits on the aggregate amount of credit exposure a covered company may have to any single customer or counterparty. These proposed rules also would establish an “early remediation” regime for covered companies, under which the Federal Reserve would be required to take increasingly stringent actions against a covered company as its financial condition or risk management deteriorated as reflected by the company’s current or projected post-stress capital levels, compliance with supervisory liquidity and risk management standards and, in some instances, market-based indicators, such as credit default swap spreads. Comments on the proposed rules will be accepted until at least March 31, 2012. Final rules will not be issued until some time after such date, and as such the impact of these rules cannot now be evaluated. Many aspects of the rules, at least as proposed, would not become effective until mid-2013 at the earliest.

•

In addition, the relevant regulatory agencies have proposed rules to implement the Dodd-Frank provisions requiring retention of risk by certain securitization participants through holding interests in the securitization vehicles, but the rules are not yet finalized or effective. As a result, the ultimate impact of these Dodd-Frank provisions on PNC remains unpredictable. That impact on PNC could be direct, by requiring PNC to hold interests in a securitization vehicle or other assets that represent a portion of the credit risk of the assets held by the securitization vehicle, or indirect, by impacting markets in which PNC participates. Since the beginning of the financial crisis, there has been and continues to be substantially less private (that is, non-government backed) securitization activity than had previously been the case. It is unclear at present whether and to what extent the private securitization markets will rebound. In recent years PNC has only engaged in a limited extent in securitization transactions under circumstances where we might expect to be required to retain additional risk on our balance sheet as a result of implementation of these Dodd-Frank provisions. If the market for private securitizations rebounds and PNC decides to increase its participation in that market, we would likely be required under the regulations to retain more risk

14    The PNC Financial Services Group, Inc. – Form 10-K

•

On the indirect impact side, PNC originates loans of a variety of types, including residential and commercial mortgages, credit card, auto, and student, that historically have commonly been securitized, and PNC is also a significant servicer of residential and commercial mortgages held by others, including securitization vehicles. PNC anticipates that the risk retention requirements will impact the market for loans of types that historically have been securitized, potentially affecting the volumes of loans securitized, the types of loan products made available, the terms on which loans are offered, consumer and business demand for loans, and the need for third-party loan servicers. It should be noted that the risk retention rules themselves could have the effect of slowing the rebound in the securitization markets. One effect of having substantially reduced opportunities to securitize loans would likely be a reduction in the willingness of banks, including PNC, to make loans due to balance sheet management requirements. Any of these potential impacts of the Dodd-Frank risk retention rules could affect the way in which PNC conducts its business, including its product offerings, and could also affect PNC’s revenue and profitability, although, as noted above, not in ways that are currently predictable.

•

Dodd-Frank imposes a new regulatory regime on the U.S. derivatives markets. While some of the provisions related to derivatives came into effect July 16, 2011, most of the new requirements await final regulations from the relevant regulatory agencies for derivatives, the Commodity Futures Trading Commission (CFTC) (in the case of non security-based swaps) and the Securities and Exchange Commission (SEC) (in the case of security-based swaps). One aspect of the Dodd-Frank regulatory regime for non security-based swaps is that substantial oversight responsibility has been provided to the CFTC, which, as a result, will for the first time have a meaningful supervisory role with respect to some of PNC’s businesses. Although the ultimate impact will depend on the final regulations, PNC expects that its derivatives business will be subject to new substantive requirements, including registration with the CFTC, margin requirements in excess of current market practice, capital requirements specific to this business, real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps, and disclosure of PNC’s material incentives and conflicts of interest related to its derivatives business), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. To the extent PNC enters into act in the “best interests” of the special entity. In addition, the final rules for the registration of municipal advisors (which currently remain at the proposal stage) could result in changes in the nature and extent of our municipal swaps business. The above described requirements will collectively impose implementation and ongoing compliance burdens on PNC and will introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action).

•

New provisions under Dodd-Frank concerning the applicability of state consumer protection laws to national banks, such as PNC Bank, N.A., became effective on July 21, 2011. Questions may arise as to whether certain state consumer financial laws that may have previously been preempted by federal law are no longer preempted as a result of the effectiveness of these new provisions. Depending on how such questions are resolved, we may experience an increase in state-level regulation of our retail banking business and additional compliance obligations, revenue impacts and costs. In addition, provisions under Dodd-Frank that also took effect on July 21, 2011 permit state attorneys general to bring civil actions against national banks, such as PNC Bank, N.A., for violations of law, as well as regulations issued by the CFPB.

•

Dodd-Frank requires bank holding companies that have $50 billion or more in assets, such as PNC, to periodically submit to the Federal Reserve, the FDIC and the FSOC a resolution plan that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on PNC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of PNC under the U.S. Bankruptcy Code, and additionally could require PNC to divest assets or take other actions if we did not submit an acceptable resolution plan within two years after any such restrictions were imposed. The FDIC also has adopted a rule that requires large insured depository institutions, including PNC Bank, N.A., to periodically submit a resolution plan to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the Federal Deposit Insurance Act (FDI Act) in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. PNC and PNC Bank, N.A. must file their first plans

The PNC Financial Services Group, Inc. – Form 10-K    15

under these rules by December 31, 2013. Depending resolution plans submitted by PNC and PNC Bank, N.A., it is possible that these requirements could affect the ways in which PNC structures and conducts its business and result in higher compliance and operating costs.

•	Other provisions of Dodd-Frank will affect regulatory oversight, holding company capital requirements, and residential mortgage products.

While much of how the Dodd-Frank and other financial industry reforms will change our current business operations depends on the specific regulatory promulgations and interpretations, many of which have yet to be released or finalized, it is clear that the reforms, both under Dodd-Frank and otherwise, will have a significant effect on our entire industry. Although Dodd-Frank and other reforms will affect a number of the areas in which we do business, it is not clear at this time the full extent of the adjustments that will be required and the extent to which we will be able to adjust our businesses in response to the requirements. Although it is difficult to predict the magnitude and extent of these effects at this stage, we believe compliance with Dodd-Frank and its implementing regulations and other initiatives will continue to negatively impact revenue, at least to some extent, and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and may also limit our ability to pursue certain desirable business opportunities.

Capital requirements imposed by Dodd-Frank, together with new capital and liquidity standards adopted by the Basel Committee on Banking Supervision (the Basel Committee), will result in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case.

New and evolving capital standards, both as a result of Dodd-Frank and implementation of new capital standards adopted by the Basel Committee, including the so-called “Basel III” capital accord issued in December 2010, will have a significant effect on banks and bank holding companies, including PNC. Basel III, among other things, narrows the definition of regulatory capital and establishes higher minimum risk-based capital ratios that, when fully phased-in, will require banking organizations, including PNC, to maintain a minimum Tier 1 common ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. A capital conservation buffer of 2.5% above each of these levels also is required, which potentially may be supplemented by an additional countercyclical capital buffer. In addition, Basel III introduces an international leverage ratio. The capital standards adopted by the Basel Committee and to be implemented in the United States also increase the capital requirements for specific types of exposures (including sub-investment grade securitization exposures) and requires that unconsolidated investments in financial entities on how the agencies conduct their review of the a swap with a “special entity” such as any federal agency, state or state agency, city, county, municipality, or other political subdivisions of a state, additional business conduct requirements will be imposed on PNC, including the requirement that PNC have a reasonable basis to believe that the special entity has a qualified representative that undertakes a duty to act in the best interests of the special entity and that is independent of PNC and the requirement that PNC disclose to the special entity the capacity in which PNC is acting in connection with the swap (and if PNC is acting in more than one capacity, the material differences between such capacities). Further, to the extent PNC acts as an advisor to a special entity, PNC will be required to than would otherwise have been the case, and as a result could be required to consolidate certain securitization vehicles on our balance sheet, with currently an uncertain financial impact. (potentially including PNC’s investment in BlackRock), as well as mortgage servicing rights and deferred tax assets, above certain thresholds be deducted from regulatory capital.

Basel III also includes new short-term liquidity standards (the Liquidity Coverage Ratio) and long-term funding standards (the Net Stable Funding Ratio). The Liquidity Coverage Ratio, which is scheduled to take effect on January 1, 2015, is designed to ensure that banking organizations maintain an adequate level of cash, or assets that can readily be converted to cash, to meet potential short-term liquidity needs. The Net Stable Funding Ratio, which is scheduled to take effect by January 1, 2018, is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon.

In November 2011, the Basel Committee also adopted a framework that would require globally systemically important banks (“G-SIBs”) to maintain additional Tier 1 common capital ranging between 1.0% to 2.5% of risk-weighted assets, with the actual required amount varying based on the firm’s global systemic importance as determined using five criteria (size, interconnectedness, lack of substitutability, cross-jurisdictional activity, and complexity). Regulatory authorities have not yet definitively determined the banking organizations that would be subject to a surcharge as a G-SIB although, based on the criteria included in the Basel Committee’s framework, PNC believes that it is unlikely to be deemed a G-SIB. Dodd-Frank directs the Federal Reserve to establish heightened risk-based and leverage capital requirements and liquidity requirements for bank holding companies, like PNC, that have $50 billion or more in assets. The Federal Reserve has proposed to rely primarily on the forthcoming Basel III capital and liquidity rules, as well as certain existing or proposed rules, to fulfill this directive. However, the Federal Reserve has stated that it is still considering whether to impose an additional capital surcharge on bank holding companies that have $50 billion or more in consolidated total assets, but that are not subject to a G-SIB surcharge.

16    The PNC Financial Services Group, Inc. – Form 10-K

Because implementation of the new Basel III capital and liquidity standards, as well as any additional heightened capital or liquidity standards that may be established by the Federal Reserve under the Dodd-Frank Act, remain subject to rule making in the U.S. and, in many cases, to extended observation and phase-in periods, the full effect of these standards on PNC’s regulatory capital is uncertain at this time. However, pursuant to the “Collins Amendment” to Dodd-Frank, the U.S. federal banking agencies recently adopted a final rule that requires the phase-out of trust preferred securities from Tier 1 regulatory capital, and defined the risk-based capital standards generally applicable to all banking organizations. As of December 31, 2011, PNC had $2.4 billion of trust preferred securities included in Tier 1 capital which, under these rules and to the extent the securities remain outstanding, will no longer qualify as Tier 1 capital over time.

In December 2011, the Federal banking agencies also requested comment on proposed rules that would replace the use of credit ratings as a means of determining regulatory capital requirements under the agencies’ market risk capital rule with alternative methodologies, as required by Section 939A of Dodd-Frank. The agencies have indicated that the credit rating alternatives developed through this rulemaking likely would be incorporated into the agencies’ general risk-based capital rules affecting so-called “banking book” exposures. Accordingly, the credit rating alternatives that are adopted by the agencies through the market risk rulemaking are likely to significantly influence the amount of capital that PNC and other U.S. banking organizations must hold with respect to a wide range of exposures including sovereign, state, municipal, corporate, financial institution and securitization exposures, although the extent to which the final rules will ultimately lead to increased or decreased capital requirements for specific types of exposures or for PNC in the aggregate is not known at this time.

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required could limit PNC’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in PNC taking steps to increase its capital that may be dilutive to shareholders or being limited in its ability to pay dividends or otherwise return capital to shareholders, or selling or refraining from acquiring assets, the capital requirements for which are inconsistent with the assets’ underlying risks. In addition, the new liquidity standards could require PNC to increase its holdings of highly liquid short-term investments, thereby reducing PNC’s ability to invest in longer-term assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions.

Our lending and servicing businesses and the value of the loans and debt securities we hold may be adversely affected by economic conditions, including a reversal or slowing of the current moderate recovery. Downward valuation of debt securities could also negatively impact our capital position.

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

We have historically not considered government insured or guaranteed loans to be higher risk loans as defaults are materially mitigated by payments of insurance or guaranteed amounts for approved claims by the applicable government agency. While the level of claim denials by government agencies, including the Department of Housing and Urban Development, has historically been low, if financial conditions prompt government agencies to deny or curtail an increasing number of these claims, we could face additional losses in our lending business. In addition, in the event that submitted claims are denied or curtailed as a result of our failure as a servicer of the loan to adhere to applicable agency servicing guidelines, we will be required to remit the difference between the claims proceeds that should have been received and the claim amounts actually received to the holder of the loan.

A failure to sustain reduced amounts of the provision for credit losses, which has benefitted results of operations in recent periods, could result in decreases in net income.

As was typical in the banking industry, the economic downturn that started in 2007 resulted in PNC experiencing

The PNC Financial Services Group, Inc. – Form 10-K    17

high levels of provision for credit losses. In the quarters from the fourth quarter of 2008 through the second quarter of 2010, PNC’s provision for credit losses ranged from $751 million to $1.1 billion in each quarter. Subsequently, in part due to improvement in economic conditions, as well as actions taken by PNC to manage its portfolio, PNC’s provision for credit losses has declined substantially, reaching a level of $190 million in the fourth quarter of 2011. This decline in provision for credit losses has been a major contributor to PNC’s ability to maintain and grow its net income during this period. If PNC’s provision for credit losses were to rise back towards levels experienced during the height of the economic downturn, it would have an adverse effect on PNC’s net income and could result in lower levels of net income than PNC has reported in recent periods.

Our regional concentrations make us particularly at risk to adverse economic conditions in our primary retail banking footprint.

Although many of our businesses are national in scope, our retail banking business is concentrated within our retail branch network footprint, located principally in our primary geographic markets. Following the expected acquisition of RBC Bank (USA), this footprint will expand to include North Carolina, South Carolina, and Alabama. Thus, we are or in the future may be particularly vulnerable to adverse changes in economic conditions in the Mid-Atlantic, Midwest, and Southeast regions.

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

•	Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, and can, in turn, affect our loss rates on those assets.
•	Such changes may decrease the demand for interest rate based products and services, including loans and deposit accounts.
•	Such changes can also affect our ability to hedge various forms of market and interest rate risk and may decrease the profitability or increase the risk associated with such hedges.
•	Movements in interest rates also affect mortgage prepayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant

18    The PNC Financial Services Group, Inc. – Form 10-K

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

PNC faces increased risk arising out of its residential mortgage businesses.

Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in the mortgage lending, servicing and mortgage-related insurance and reinsurance industries. PNC has received inquiries from governmental, legislative and regulatory authorities on these topics and is responding to these inquiries. These inquiries and investigations could lead to administrative, civil or criminal proceedings, possibly resulting in remedies including fines, penalties, restitution, alterations in our business practices and additional expenses and collateral costs. See Note 22 Legal Proceedings in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information regarding federal and state governmental, legislative and regulatory inquiries and investigations, including the consent orders entered into by PNC and PNC Bank, N. A. with the Federal Reserve and the OCC, respectively.

In addition to governmental or regulatory inquiries and investigations, PNC, like other companies with residential mortgage origination and servicing operations, faces the risk of class actions, other litigation and claims from the owners of, investors in or purchasers of mortgages originated or serviced by PNC (or securities backed by such mortgages); homeowners involved in foreclosure proceedings or various mortgage-related insurance programs; downstream purchasers of homes sold after foreclosure; title insurers; and other potential claimants. At this time PNC cannot predict the ultimate overall cost to or effect upon PNC from governmental, legislative or regulatory actions and private litigation or claims arising out of residential mortgage lending, servicing or reinsurance practices, although such actions, litigation and claims could, individually or in the aggregate, result in significant expense.

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

Acquisitions of other financial services companies, financial services assets and related deposits and other liabilities present risks and uncertainties to PNC in addition to those presented by the nature of the business acquired.

In general, acquisitions may be substantially more expensive to complete than anticipated (including unanticipated costs incurred in connection with the integration of the acquired company). Anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

Our ability to achieve anticipated results from acquisitions is often dependent also on the extent of credit losses in the acquired loan portfolios and the extent of deposit attrition, which are, in part, related to the state of economic and financial markets. Also, litigation and governmental investigations that may be filed or commenced, as a result of an acquisition or otherwise, could impact the timing or realization of anticipated benefits to PNC.

Integration of an acquired company’s business and operations into PNC, including conversion of the acquired company’s different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to the acquired company’s or PNC’s existing businesses. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks and uncertainties in instances where we may be inexperienced in these new areas.

The PNC Financial Services Group, Inc. – Form 10-K    19

Our ability to analyze the risks presented by prospective acquisitions, as well as our ability to prepare in advance of closing for integration, depends, in part, on the information we can gather with respect to the target, which is more limited than the information we have regarding companies we already own.

Our pending acquisition of RBC Bank (USA) presents many of the risks and uncertainties related to acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing described above.

As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. In addition, legal and regulatory or other governmental proceedings, claims, investigations or inquiries relating to pre-acquisition business and activities of acquired companies may result in future monetary judgments or settlements or other remedies, including damages, fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to PNC. The processes of integrating acquired businesses, as well as the deconsolidation of divested businesses, also pose many additional possible risks which could result in increased costs, liability or other adverse consequences to PNC. Note 22 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report describes several legal proceedings related to pre-acquisition activities of companies we have acquired, including National City. Other such legal proceedings may be commenced in the future.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due us.

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

The performance of our asset management businesses may be adversely impacted by overall economic and market conditions as well as the relative performance of our products compared with the offerings by competitors.

Asset management revenue is primarily based on a percentage of the value of the assets and thus is impacted by general changes in market valuations, customer preferences and needs. In addition, investment performance is an important factor influencing the level of assets. Poor investment performance could impair revenue and growth as existing clients might withdraw funds in favor of better performing products. Additionally, the ability to attract funds from existing and new clients might diminish. Overall economic conditions may limit the amount that customers are able or willing to invest as well as the value of the assets they do invest.

The failure or negative performance of products of other financial institutions could lead to a loss of confidence in similar products offered by us without regard to the performance of our products. Such a negative contagion could lead to withdrawals, redemptions and liquidity issues in such

20    The PNC Financial Services Group, Inc. – Form 10-K

products and have a material adverse impact on our assets under management and asset management revenues and earnings.

As a regulated financial services firm, we are subject to numerous governmental regulations and to comprehensive examination and supervision by regulators, which affect our business as well as our competitive position.

PNC is a bank holding company and a financial holding company and is subject to numerous governmental regulations involving both its business and organization.

Our businesses are subject to regulation by multiple bank regulatory bodies as well as multiple securities industry regulators. Applicable laws and regulations restrict our ability to repurchase stock or to receive dividends from subsidiaries that operate in the banking and securities businesses and impose capital adequacy requirements. PNC’s ability to service its obligations is dependent on the receipt of dividends and advances from its subsidiaries. Applicable laws and regulations also restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, and for the protection of customer information, among other things. We are also subject to laws and regulations designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions as well as damage to our reputation and businesses.

In addition, we are subject to comprehensive examination and supervision by banking and other regulatory bodies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, growth, and profitability of our businesses.

Due to the current economic environment and issues facing the financial services industry, we anticipate that there will be new legislative and regulatory initiatives over the next several years, including many focused specifically on banking and other financial services in which we are engaged. These initiatives will be in addition to the actions already taken by Congress and the regulators, through enactment of the Credit CARD Act, the SAFE Act, and Dodd-Frank, as well as changes to the regulations implementing the Real Estate

Settlement Procedures Act, the Federal Truth in Lending Act, and the Electronic Fund Transfer Act. Legislative and regulatory initiatives have had and are likely to continue to have an impact on the conduct of our business. This impact could include rules and regulations that affect the nature and profitability of our business activities, how we use our capital, how we compensate and incent our employees, the type and amount of instruments we hold for liquidity purposes, and other matters potentially having a negative effect on our overall business results and prospects.

Under the regulations of the Federal Reserve, a bank holding company is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result, the Federal Reserve could require PNC to commit resources to PNC Bank, N.A. when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

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

A failure to comply, or to have adequate policies and procedures designed to comply, with regulatory requirements could expose us to damages, fines and regulatory penalties and other regulatory actions, which could be significant, and could also injure our reputation with customers and others with whom we do business.

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

The determination of the amount of loss allowances and impairments taken on our assets is highly subjective, and inaccurate estimates could materially impact our results of operations or financial position.

The determination of the amount of loss allowances and asset impairments varies by asset type and is based upon our

The PNC Financial Services Group, Inc. – Form 10-K    21

periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. Although we have policies and procedures in place to determine loss allowance and asset impairments, due to the substantial subjective nature of this area, there can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and adversely affect our customer relationships. While we have policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.

There have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” In addition, because the techniques used to cause such security breaches change

22    The PNC Financial Services Group, Inc. – Form 10-K

frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

Although to date efforts to breach our data security have not had a material impact on PNC, the occurrence of any such failure, interruption or security breach of our systems, particularly if widespread or resulting in financial losses to our customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability.

Our business and financial results could be impacted materially by adverse results in legal proceedings.

Many aspects of our business involve substantial risk of legal liability. We have been named or threatened to be named as defendants in various lawsuits arising from our business activities (and in some cases from the activities of companies we have acquired). In addition, we are regularly the subject of governmental investigations and other forms of regulatory inquiry. We also are at risk when we have agreed to indemnify others for losses related to legal proceedings, including litigation and governmental investigations and inquiries, they face, such as in connection with the sale of a business or assets by us. The results of these legal proceedings could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Thus, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies.

We discuss further the unpredictability of legal proceedings and describe some of our pending legal proceedings in Note 22 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

ITEM 2 – PROPERTIES

Our executive and primary administrative offices are located at One PNC Plaza, Pittsburgh, Pennsylvania. The 30-story structure is owned by PNC Bank, N.A.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

The PNC Financial Services Group, Inc. – Form 10-K    23

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each of our executive officers as of February 17, 2012 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (1)
James E. Rohr	63	Chairman and Chief Executive Officer (2)	1972
Joseph C. Guyaux	61	Senior Vice Chairman and Chief Risk Officer	1972
William S. Demchak	49	Senior Vice Chairman	2002
Thomas K. Whitford	55	Vice Chairman	1983
Joan L. Gulley	64	Executive Vice President and Chief Human Resources Officer	1986
Michael J. Hannon	55	Executive Vice President and Chief Credit Officer	1982
Robert F. Hoyt	47	Executive Vice President, Senior Deputy General Counsel, and Chief Regulatory Affairs Officer	2009
Richard J. Johnson	55	Executive Vice President and Chief Financial Officer	2002
Michael P. Lyons	41	Executive Vice President	2011
E. William Parsley, III	46	Executive Vice President, Chief Investment Officer and Treasurer	2003
Helen P. Pudlin	62	Executive Vice President and General Counsel	1989
Robert Q. Reilly	47	Executive Vice President	1987
Gregory H. Kozich	48	Senior Vice President and Controller	2010
(1)	Where applicable, refers to year employed by predecessor company.
(2)	Also serves as a director of PNC. Biographical information for Mr. Rohr is included in “Election of Directors (Item 1)” in our proxy statement for the 2012 annual meeting of shareholders.

Joseph C. Guyaux was appointed Senior Vice Chairman and Chief Risk Officer in February 2012, prior to which he served as President.

William S. Demchak has served as Senior Vice Chairman since February 2009. Since August 2005, he has had oversight responsibilities for the Corporation’s Corporate & Institutional Banking business, as well as PNC’s asset and liability management activities. Beginning in September 2010, he assumed supervisory responsibility for all PNC businesses.

Thomas K. Whitford has served as Vice Chairman since February 2009. He was appointed Chief Administrative Officer in May 2007. From April 2002 through May 2007 and then from November 2009 until April 2010, he served as Chief Risk Officer.

Joan L. Gulley has served as Chief Human Resources Officer since April 2008. She was appointed Senior Vice President in April 2008 and then Executive Vice President in February 2009. She served as Chief Executive Officer for PNC’s wealth management business from 2002 to 2006. From 1998 until April 2008, she served as Executive Vice President of PNC Bank, N.A. and was responsible for product and segment management, as well as advertising and brand management for PNC.

Michael J. Hannon has served as Executive Vice President since February 2009, prior to which he served as Senior Vice President. He has served as Chief Credit Officer since November 2009. From February 2009 to November 2009 he also served as Chief Risk Officer and served as Interim Chief Risk Officer from December 2011 to February 2012.

Robert F. Hoyt has served as PNC’s Chief Regulatory Affairs Officer since May 2009. He has also served as Senior Deputy General Counsel since October 2009, and served as director of business planning from May 2009 to November 2011. He was appointed Executive Vice President in November 2011 and was previously Senior Vice President. From December 2006 to January 2009, Hoyt served as General Counsel of the U.S. Department of the Treasury.

Richard J. Johnson has served as Chief Financial Officer since August 2005. He was appointed Executive Vice President in February 2009 and was previously Senior Vice President.

Michael P. Lyons joined PNC in October 2011 and is head of Corporate and Institutional Banking. Previously he served as head of corporate development and strategic planning for Bank of America, principal investment advisor at Maverick Capital, and as a director in Morgan Stanley’s financial institutions group. He was appointed Executive Vice President in November 2011.

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

Gregory H. Kozich joined PNC as Senior Vice President of PNC Bank, N.A. in October 2010. He has served as Senior Vice President of PNC since February 2011 and Corporate Controller for PNC since March 2011. Prior to joining PNC, he was with Fannie Mae as its corporate controller and PricewaterhouseCoopers LLP as a partner in its National Banking Group.

24    The PNC Financial Services Group, Inc. – Form 10-K

DIRECTORS OF THE REGISTRANT

The name, age and principal occupation of each of our directors as of February 17, 2012, and the year he or she first became a director is set forth below:

•	Richard O. Berndt, 69, Managing Partner of Gallagher, Evelius & Jones LLP (law firm) (2007)
•	Charles E. Bunch, 62, Chairman and Chief Executive Officer of PPG Industries, Inc. (coatings, sealants and glass products) (2007)
•	Paul W. Chellgren, 69, Operating Partner, Snow Phipps Group, LLC (private equity) (1995)
•	Kay Coles James, 62, President and Founder of The Gloucester Institute (non-profit) (2006)
•	Richard B. Kelson, 65, President and Chief Executive Officer, ServCo, LLC (strategic sourcing, supply chain management) (2002)
•	Bruce C. Lindsay, 70, Chairman and Managing Member of 2117 Associates, LLC (business consulting firm) (1995)
•	Anthony A. Massaro, 67, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (manufacturer of welding and cutting products) (2002)
•	Jane G. Pepper, 66, Retired President of the Pennsylvania Horticultural Society (non-profit) (1997)
•	James E. Rohr, 63, Chairman and Chief Executive Officer of PNC (1990)
•	Donald J. Shepard, 65, Retired Chairman of the Executive Board and Chief Executive Officer of AEGON N.V. (insurance) (2007)
•	Lorene K. Steffes, 66, Independent Business Advisor (technology and technical services) (2000)
•	Dennis F. Strigl, 65, Retired President and Chief Operating Officer of Verizon Communications Inc. (telecommunications) (2001)
•	Thomas J. Usher, 69, Non-executive Chairman of Marathon Petroleum Corporation (oil and gas industry) (1992)
•	George H. Walls, Jr., 69, former Chief Deputy Auditor for the State of North Carolina (2006)
•	Helge H. Wehmeier, 69, Retired Vice Chairman of Bayer Corporation (healthcare, crop protection, and chemicals) (1992)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (1) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 17, 2012, there were 77,045 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). Our ability to increase our dividend is currently subject to the results of the Federal Reserve’s 2012 Comprehensive Capital Analysis and Review (CCAR) as part of its supervisory assessment of capital adequacy described under “Supervision and Regulation” in Item 1 of this Report.

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and restrictions on loans, dividends or advances from bank subsidiaries to the parent company, you may review “Supervision and Regulation” in Item 1 of this Report, “Funding and Capital Sources” in the Consolidated Balance Sheet Review section, “Liquidity Risk Management” in the Risk Management section, and “Trust Preferred Securities” in the Off-Balance Sheet Arrangements and VIEs section of Item 7 of this Report, and Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities and Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the caption “Common Stock Prices/Dividends Declared” in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2011 in the table (with introductory paragraph and notes) that appears in Item 12 of this Report.

Our registrar, stock transfer agent, and dividend disbursing agent is:

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

We include here by reference the information that appears under the caption “Common Stock Performance Graph” at the end of this Item 5.

The PNC Financial Services Group, Inc. – Form 10-K    25

(a) (2)	None.

(b)	Not applicable.

(c)	Details of our repurchases of PNC common stock during the fourth quarter of 2011 are included in the following table:

In thousands, except per share data

2011 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	133	$52.03		24,710
November 1 – 30	4	$55.51		24,710
December 1 – 31	1	$57.86		24,710
Total	138	$52.16
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the fourth quarter of 2011. Effective January 2011, employer matching contributions to the PNC Incentive Savings Plan are no longer made in PNC common stock, but rather in cash. Note 14 Employee Benefit Plans and Note 15 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report include additional information regarding our employee benefit plans that use PNC common stock.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the impact of the Federal Reserve’s current supervisory assessment of capital adequacy program.

COMMON STOCK PERFORMANCE GRAPH

This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2011, as compared with: (1) a selected peer group of our competitors, called the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of that year. The stock performance graph assumes that $100 was invested on January 1, 2007 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2006 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 06	Dec. 07	Dec. 08	Dec. 09	Dec. 10	Dec. 11
PNC	100	91.71	71.37	78.70	91.14	88.35	(2.45)%
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76	(0.25)%
S&P 500 Banks	100	70.22	36.87	34.44	41.27	36.89	(18.08)%
Peer Group	100	76.73	43.02	57.56	72.45	59.35	(9.91)%

The Peer Group for the preceding chart and table consists of the following companies: BB&T Corporation; Comerica Inc.; Fifth Third Bancorp; KeyCorp; The PNC Financial Services Group, Inc.; SunTrust Banks, Inc.; U.S. Bancorp; Regions Financial Corporation; Wells Fargo & Company; Capital One Financial, Inc.; Bank of America Corporation; M&T Bank; and JP Morgan Chase and Company. This Peer Group was approved by the Board’s Personnel and Compensation Committee (the Committee) for 2011. The Committee has approved the same Peer Group for 2012.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2006 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

26    The PNC Financial Services Group, Inc. – Form 10-K

ITEM 6 – SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2011 (a)	2010 (a)	2009 (a)	2008	2007

SUMMARY OF OPERATIONS
Interest income	$10,194	$11,150	$12,086	$6,301	$6,144
Interest expense	1,494	1,920	3,003	2,447	3,197
Net interest income	8,700	9,230	9,083	3,854	2,947
Noninterest income (b)	5,626	5,946	7,145	2,442	2,944
Total revenue	14,326	15,176	16,228	6,296	5,891
Provision for credit losses (c)	1,152	2,502	3,930	1,517	315
Noninterest expense	9,105	8,613	9,073	3,685	3,652
Income from continuing operations before income taxes and noncontrolling interests	4,069	4,061	3,225	1,094	1,924
Income taxes	998	1,037	867	298	561
Income from continuing operations before noncontrolling interests	3,071	3,024	2,358	796	1,363
Income from discontinued operations (net of income taxes of zero, $338, $54, $63 and $66) (d)		373	45	118	128
Net income	3,071	3,397	2,403	914	1,491
Less: Net income (loss) attributable to noncontrolling interests	15	(15)	(44)	32	24
Preferred stock dividends (e)	56	146	388	21
Preferred stock discount accretion and redemptions (e)	2	255	56
Net income attributable to common shareholders (e)	$2,998	$3,011	$2,003	$861	$1,467

PER COMMON SHARE
Basic earnings
Continuing operations	$5.70	$5.08	$4.30	$2.15	$4.02
Discontinued operations (d)		.72	.10	.34	.38
Net income	$5.70	$5.80	$4.40	$2.49	$4.40
Diluted earnings
Continuing operations	$5.64	$5.02	$4.26	$2.10	$3.94
Discontinued operations (d)		.72	.10	.34	.38
Net income	$5.64	$5.74	$4.36	$2.44	$4.32
Book value	$61.52	$56.29	$47.68	$39.44	$43.60
Cash dividends declared	$1.15	$.40	$.96	$2.61	$2.44
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Amount for 2009 includes recognition of a $1.1 billion pretax gain on our portion of the increase in BlackRock’s equity resulting from the value of BlackRock shares issued in connection with BlackRock’s acquisition of Barclays Global Investors (BGI) on December 1, 2009.
(c)	Amount for 2008 includes the $504 million conforming provision for credit losses related to our National City acquisition.
(d)	Includes results of operations for GIS through June 30, 2010 and the related after-tax gain on sale. We sold GIS effective July 1, 2010, resulting in a gain of $639 million, or $328 million after taxes, recognized during the third quarter of 2010. See Sale of PNC Global Investment Servicing in the Executive Summary section of Item 7 and Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information.
(e)	We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. The Series N Preferred Stock was issued on December 31, 2008.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

For information regarding certain business, regulatory and legal risks, see Item 1A Risk Factors and the Risk Management section of Item 7 of this Report, and Note 22 Legal Proceedings and Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Estimates And Judgments sections included in Item 7 of this Report for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See also the Executive Summary section in Item 7 of this Report for additional information affecting financial performance.

The PNC Financial Services Group, Inc. – Form 10-K    27

	At or for the year ended December 31
Dollars in millions, except as noted	2011 (a)	2010 (a)	2009 (a)	2008 (b)	2007

BALANCE SHEET HIGHLIGHTS
Assets	$271,205	$264,284	$269,863	$291,081	$138,920
Loans	159,014	150,595	157,543	175,489	68,319
Allowance for loan and lease losses	4,347	4,887	5,072	3,917	830
Interest-earning deposits with banks	1,169	1,610	4,488	14,859	346
Investment securities	60,634	64,262	56,027	43,473	30,225
Loans held for sale	2,936	3,492	2,539	4,366	3,927
Goodwill and other intangible assets	10,144	10,753	12,909	11,688	9,551
Equity investments	10,134	9,220	10,254	8,554	6,045
Noninterest-bearing deposits	59,048	50,019	44,384	37,148	19,440
Interest-bearing deposits	128,918	133,371	142,538	155,717	63,256
Total deposits	187,966	183,390	186,922	192,865	82,696
Transaction deposits (c)	147,637	134,654	126,244	110,997	53,672
Borrowed funds (d)	36,704	39,488	39,261	52,240	30,931
Total shareholders’ equity	34,053	30,242	29,942	25,422	14,854
Common shareholders’ equity	32,417	29,596	22,011	17,490	14,847

CLIENT ASSETS (billions)
Discretionary assets under management	$107	$108	$103	$103	$74
Nondiscretionary assets under management	103	104	102	125	112
Total assets under administration	210	212	205	228	186
Brokerage account assets (e)	34	34	32	29	19
Total client assets	$244	$246	$237	$257	$205

SELECTED RATIOS
Net interest margin (f)	3.92%	4.14%	3.82%	3.37%	3.00%
Noninterest income to total revenue	39	39	44	39	50
Efficiency	64	57	56	59	62
Return on
Average common shareholders’ equity	9.56	10.88	9.78	6.52	10.70
Average assets	1.16	1.28	.87	.64	1.21
Loans to deposits	85	82	84	91	83
Dividend payout	20.2	6.8	21.4	104.6	55.0
Tier 1 common	10.3	9.8	6.0	4.8	5.4
Tier 1 risk-based	12.6	12.1	11.4	9.7	6.8
Common shareholders’ equity to total assets	12.0	11.2	8.2	6.0	10.7
Average common shareholders’ equity to average assets	11.9	10.4	7.2	9.6	11.3

SELECTED STATISTICS
Employees	51,891	50,769	55,820	59,595	28,320
Retail Banking branches	2,511	2,470	2,513	2,581	1,102
ATMs	6,806	6,673	6,473	6,233	3,900
Residential mortgage servicing portfolio (billions)	$131	$139	$158	$187
Commercial mortgage servicing portfolio (billions)	$267	$266	$287	$270	$243
(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Includes the impact of National City except for the following Selected Ratios: Net Interest Margin, Noninterest income to total revenue, Efficiency, Return on Average common shareholders’ equity, Return on Average assets, Dividend payout, and Average common shareholders’ equity to average assets.
(c)	Represents the sum of interest-bearing money market deposits, interest-bearing demand deposits, and noninterest-bearing deposits.
(d)	Includes long-term borrowings of $20.9 billion, $24.8 billion, $26.3 billion, $33.6 billion, and $12.6 billion for 2011, 2010, 2009, 2008 and 2007, respectively. Borrowings which mature more than one year after December 31, 2011 are considered to be long-term.
(e)	Amounts for 2011 and 2010 include cash and money market balances.
(f)	Calculated as taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under accounting principles generally accepted in the United States of America (GAAP) on the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the years 2011, 2010, 2009, 2008 and 2007 were $104 million, $81 million, $65 million, $36 million and $27 million, respectively.

28    The PNC Financial Services Group, Inc. – Form 10-K

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

KEY STRATEGIC GOALS

We manage our company for the long term and focus on operating within a moderate risk profile while maintaining strong capital and liquidity positions, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business. PNC operates under a moderate risk profile which has been primarily attributable to continued improvement in our credit profile as we have experienced overall positive trends in a number of key measures.

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

We are focused on our strategies for quality growth. We remain committed to maintaining a moderate risk philosophy characterized by continued improvement in a number of key measures, disciplined credit management, and the successful execution and implementation of strategic business initiatives. We have made substantial progress in transitioning our balance sheet over the past two years, working to return to our moderate risk profile throughout our expanded franchise. Our actions have resulted in strong capital measures, created a well-positioned balance sheet, and helped us to maintain strong liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

We also expect to build capital via retained earnings while having opportunities to return capital to shareholders during 2012 subject to regulatory approvals. See the Funding and

Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Item 7 and the Supervision and Regulation section in Item 1 of this Report.

PENDING ACQUISITION OF RBC BANK (USA)

On June 19, 2011, PNC entered into a definitive agreement to acquire RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada, with more than 400 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The transaction is expected to add approximately $18 billion of deposits and $16 billion of loans to PNC’s Consolidated Balance Sheet and to close in March 2012, subject to remaining customary closing conditions. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in Item 8 of this Report.

FLAGSTAR BRANCH ACQUISITION

Effective December 9, 2011, PNC acquired 27 branches in the northern metropolitan Atlanta, Georgia area from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc. We assumed approximately $210.5 million of deposits associated with these branches. No loans were acquired in the transaction. Our Consolidated Income Statement includes the impact of the branch activity subsequent to our December 9, 2011 acquisition. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in Item 8 of this Report.

BANKATLANTIC BRANCH ACQUISITION

Effective June 6, 2011, PNC acquired 19 branches in the greater Tampa, Florida area from BankAtlantic, a subsidiary of BankAtlantic Bancorp, Inc. We assumed approximately $324.5 million of deposits associated with these branches. No loans were acquired in the transaction. Our Consolidated Income Statement includes the impact of the branch activity subsequent to our June 6, 2011 acquisition. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in Item 8 of this Report.

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash. The pretax gain in discontinued operations recorded in the third quarter of 2010 related to this sale was $639 million, net of transaction costs, or $328 million after taxes.

Results of operations of GIS through June 30, 2010 are presented as income from discontinued operations, net of income taxes, on our Consolidated Income Statement in this Report. Once we entered into the sales agreement, GIS was no longer a reportable business segment. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K    29

CAPITAL AND LIQUIDITY ACTIONS

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Board of Governors of the Federal Reserve System (Federal Reserve) and our primary bank regulators as part of the Comprehensive Capital Analysis and Review (CCAR) process. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve. In connection with the annual review process for 2012 (2012 CCAR), PNC filed its capital plan with the Federal Reserve on January 9, 2012. PNC expects to receive its results under the 2012 CCAR from the Federal Reserve by the end of the first quarter 2012. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see Item 1 Business – Supervision and Regulation of this Report.

A summary of 2011 capital and liquidity actions follows.

On April 7, 2011, consistent with our capital plan submitted to the Federal Reserve earlier in 2011, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from $.10 per common share to $.35 per common share. That capital plan also included plans to repurchase, during the remainder of 2011, up to $500 million of common stock in open market or privately negotiated transactions under our existing share repurchase program; however, we placed those plans on hold pending regulatory approval for the RBC Bank (USA) acquisition and did not repurchase any PNC common shares under the program during 2011. As noted above, 2012 capital actions, including dividends and repurchase plans, are subject to the results of the 2012 CCAR review process. The discussion of capital within the Consolidated Balance Sheet Review section of this Item 7 includes additional information regarding our common stock repurchase program.

After entering into the acquisition agreement for RBC Bank (USA) in June 2011, we submitted an updated capital plan reflecting the proposed acquisition of RBC Bank (USA) to the Federal Reserve for review and approval. We announced on November 29, 2011, that PNC had been notified that the Federal Reserve had no objections to the proposed revisions to the capital actions submitted by PNC as they pertain to the acquisition of RBC Bank (USA). Accordingly, we do not plan to issue any shares of PNC common stock as part of the consideration payable to the seller at closing. On December 27, 2011 we announced that the Federal Reserve approved our acquisition of RBC Bank (USA) and that the OCC approved the merger of RBC Bank (USA) with and into PNC Bank, N.A., which is planned to occur immediately following PNC’s acquisition of RBC Bank (USA). The closing of these transactions is scheduled for March 2012, subject to remaining customary closing conditions.

On July 27, 2011, we issued one million depositary shares, each representing a 1/100th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O, in an underwritten public offering resulting in gross proceeds of $1 billion to us before commissions and expenses. We intend to use the net proceeds from this offering for general corporate purposes, including funding for the pending RBC Bank (USA) acquisition.

On September 19, 2011, PNC Funding Corp issued $1.25 billion of senior notes due September 2016. Interest is paid semi-annually at a fixed rate of 2.70%. The offering resulted in gross proceeds to us before offering related expenses of $1.24 billion. We intend to use the net proceeds from this offering for general corporate purposes, including funding for the pending RBC Bank (USA) acquisition.

On November 15, 2011, we redeemed $750 million of trust preferred securities issued by National City Capital Trust II with a current distribution rate of 6.625% and an original scheduled maturity date of November 15, 2036. The redemption price was $25 per trust preferred security plus any accrued and unpaid distributions to the redemption date of November 15, 2011. The redemption resulted in a noncash charge for the unamortized discount of $198 million in the fourth quarter of 2011.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), enacted in July 2010, mandates the most wide-ranging overhaul of financial industry regulation in decades. Many parts of the law are now in effect and others are now in the implementation stage, which is likely to continue for several years.

30    The PNC Financial Services Group, Inc. – Form 10-K

Until such time as the regulatory agencies issue final regulations implementing all of the numerous provisions of Dodd-Frank, PNC will not be able to fully assess the impact the legislation will have on its businesses. However, we believe that the expected changes will be manageable for PNC and will have a smaller impact on us than on our larger peers.

Included in these recent legislative and regulatory developments are evolving regulatory capital standards for financial institutions. Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Evolving standards also include the so-called “Basel III” initiatives that are part of the effort by international banking supervisors to improve the ability of the banking sector to absorb shocks in periods of financial and economic stress and changes by the federal banking agencies to reduce the use of credit ratings in the rules governing regulatory capital. The recent Basel III capital initiative, which has the support of US banking regulators, includes heightened capital requirements for major banking institutions in terms of both higher quality capital and higher regulatory capital ratios. Basel III capital standards require implementing regulations and standards by the banking regulators. Under the Basel III accord, the new Basel III capital standards will become effective under a phase-in period beginning January 1, 2013 and will be in full effect January 1, 2019.

A number of reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including PNC, do business. We provide additional information on a number of these provisions (including new regulatory agencies (such as the Consumer Financial Protection Bureau (CFPB)), consumer protection regulation, enhanced capital requirements, limitations on investment in and sponsorship of funds, risk retention by securitization participants, new regulation of derivatives, potential applicability of state consumer protection laws, and limitations on interchange fees) and some of their potential impacts on PNC in Item 1 Business–Supervision and Regulation and Item 1A Risk Factors of this Report.

RESIDENTIAL MORTGAGE MATTERS

Beginning in the third quarter of 2010, mortgage foreclosure documentation practices among US financial institutions received heightened attention by regulators and the media. PNC’s US market share for residential servicing is approximately 1.4% according to the National Mortgage News. The vast majority of our servicing business is on behalf of other investors, principally the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA).

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

There have been, and continue to be, numerous governmental, legislative and regulatory inquiries and investigations on this topic and other issues related to mortgage lending and servicing. These inquiries and investigations may result in significant additional actions, penalties or other remedies.

For additional information, including with respect to some of the governmental, legislative and regulatory inquiries and investigations, please see Risk Factors in Item 1A of this Report, and Note 22 Legal Proceedings and Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report.

PNC’S PARTICIPATION IN SELECT GOVERNMENT PROGRAMS

TARP Capital Purchase Program

We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. See Repurchase of Outstanding TARP Preferred Stock and Sale by US Treasury of TARP Warrant in Note 18 Equity in the Notes To Consolidated Financial Statements in Part II, Item 8 of this Report for additional information.

FDIC Temporary Liquidity Guarantee Program (TLGP)

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

PNC did not issue any securities under the TLGP-Debt Guarantee Program during 2011.

In December 2008, PNC Funding Corp issued fixed and floating rate senior notes totaling $2.9 billion under the FDIC’s TLGP-Debt Guarantee Program. In March 2009, PNC Funding Corp issued floating rate senior notes totaling $1.0 billion under this program. Each of these series of senior notes is guaranteed through maturity by the FDIC.

The PNC Financial Services Group, Inc. – Form 10-K    31

From October 14, 2008 through December 31, 2009, PNC Bank, National Association (PNC Bank, N.A.) participated in the TLGP-Transaction Account Guarantee Program. Under this program, all non-interest bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account.

Beginning January 1, 2010, PNC Bank, N.A. ceased participating in the FDIC’s TLGP-Transaction Account Guarantee Program. Dodd-Frank, however, extended for two years, beginning December 31, 2010, unlimited deposit insurance coverage for non-interest bearing transaction accounts held at all banks. Therefore, eligible accounts at PNC Bank, N.A. are again eligible for unlimited deposit insurance, through December 31, 2012. Coverage under this extension is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.

Home Affordable Modification Program (HAMP)

As part of its effort to stabilize the US housing market, in March 2009 the Obama Administration published detailed guidelines implementing HAMP, and authorized servicers to begin loan modifications. PNC began participating in HAMP through its then subsidiary National City Bank in May 2009 and directly through PNC Bank, N.A. in July 2009, and entered into an agreement on October 1, 2010 to participate in the Second Lien Program. HAMP was scheduled to terminate as of December 31, 2012; however, the Administration has announced that the HAMP program deadline will be extended to December 31, 2013.

Home Affordable Refinance Program (HARP)

Another part of its efforts to stabilize the US housing market is the Obama Administration’s Home Affordable Refinance Program (HARP), which provided a means for certain borrowers to refinance their mortgage loans. PNC began participating in HARP in May 2009. In 2011, the Obama Administration revised the program to increase borrower eligibility and extended it for another twelve months with a new termination date of December 31, 2013.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	General economic conditions, including the continuity, speed and stamina of the moderate economic recovery in general and on our customers in particular,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for non-loan products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined elsewhere in this Report, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings,
•	Closing the pending RBC Bank (USA) acquisition and integrating its business into PNC after closing,
•	Revenue growth and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Managing the non-strategic assets portfolio and impaired assets,
•	Improving our overall asset quality and continuing to meet evolving regulatory capital standards,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to maintain our desired moderate risk profile,
•	Actions we take within the capital and other financial markets, and
•	The impact of legal and regulatory contingencies.

For additional information, please see Risk Factors in Item 1A of this Report and the Cautionary Statement Regarding Forward-Looking Information section in this Item 7.

SUMMARY FINANCIAL RESULTS

Year ended December 31	2011	2010
Net income (millions)	$3,071	$3,397
Diluted earnings per common share
Continuing operations	$5.64	$5.02
Discontinued operations		.72
Net income	$5.64	$5.74
Return from net income on:
Average common shareholders’ equity	9.56%	10.88%
Average assets	1.16%	1.28%

32    The PNC Financial Services Group, Inc. – Form 10-K

Our performance in 2011 included the following:

•

Net income for 2011 of $3.1 billion was down 10% from 2010. Results for 2011 included $324 million for residential mortgage foreclosure-related expenses primarily as a result of ongoing governmental matters and a noncash charge of $198 million related to the redemption of trust preferred securities. Results for 2010 included $71 million of residential mortgage-related expenses, $328 million after-tax gain on our sale of GIS, and integration expenses of $387 million, whereas the comparable amount of integration expenses for 2011 was $42 million. For 2010, net income attributable to common shareholders and diluted earnings per common share were impacted by a noncash reduction of $250 million related to our redemption of TARP preferred stock.

•

Net interest income of $8.7 billion for 2011 was down 6% from 2010; net interest margin was down to 3.92% in 2011 compared with 4.14% for 2010 primarily due to the impact of lower purchase accounting accretion, a decline in average loan balances and the low interest rate environment.

•

Noninterest income of $5.6 billion in 2011 declined 5% compared with 2010. Noninterest income for 2011 reflected higher asset management fees that were offset by lower corporate service fees primarily due to a reduction in the value of commercial mortgage servicing rights and the impact of the rules set forth in Regulation E. The fourth quarter impact of Dodd-Frank on interchange revenue was offset by increased customer-initiated volumes throughout 2011.

•

The provision for credit losses declined to $1.2 billion in 2011 compared with $2.5 billion in 2010 as overall credit quality continued to improve due to slowly improving economic conditions and actions we took to reduce exposure levels during the year.

•

Noninterest expense for 2011 increased by 6% compared with 2010, to $9.1 billion primarily due to higher residential mortgage foreclosure-related expenses and a charge for the unamortized discount related to the redemption of trust preferred securities.

•

Overall credit quality continued to improve during 2011. Nonperforming assets declined $967 million, or 19%, to $4.2 billion as of December 31, 2011 from December 31, 2010. Accruing loans past due increased $12 million, or less than 1%, during 2011 to $4.5 billion at year end primarily attributable to government insured or guaranteed loans. The allowance for loan and lease losses (ALLL) was $4.3 billion, or 2.73% of total loans and 122% of nonperforming loans, as of December 31, 2011.

•

We remain committed to responsible lending to support economic growth. Total loan originations and new commitments and renewals totaled approximately $147 billion for 2011, including $4.1 billion of small business loans. Total loans were $159.0 billion at December 31, 2011, an increase of

6% from $150.6 billion at December 31, 2010. The growth in total loans exceeded the $2.4 billion decrease in Non-Strategic Assets Portfolio loans driven by customer payment activity and portfolio management activities to reduce under-performing assets. Consolidated growth in commercial loans of $10.5 billion, auto loans of $2.2 billion, and education loans of $.4 billion was partially offset by declines of $1.7 billion in commercial real estate loans, $1.5 billion of residential real estate loans and $1.1 billion of home equity loans compared with December 31, 2010. The $3.2 billion decrease in consolidated commercial and residential real estate loans included $1.4 billion of Non-Strategic Assets

•	Portfolio loans, accounting for approximately 43% of the consolidated decline.
•

Total deposits were $188.0 billion at December 31, 2011 compared with $183.4 billion at the prior year end. Growth in transaction deposits (interest-bearing money market, interest-bearing demand and noninterest-bearing) continued with an increase of $13 billion, or 10%, for the year. Retail certificates of deposit were reduced by $7.8 billion, or 21%, during 2011 and deposit costs were 51 basis points, which was 19 basis points lower than in 2010.

•	Our higher quality balance sheet during 2011 reflected core funding with a loans to deposits ratio of 85% at year end and strong bank and holding company liquidity positions to support growth.
•	We grew common shareholders’ equity by $2.8 billion during 2011. The Tier 1 common capital ratio was 10.3% at December 31, 2011, up 50 basis points from December 31, 2010.

Our Consolidated Income Statement Review section of this Item 7 describes in greater detail the various items that impacted our results for 2011 and 2010.

BALANCE SHEET HIGHLIGHTS

Total assets were $271.2 billion at December 31, 2011 compared with $264.3 billion at December 31, 2010. The increase from year end 2010 resulted primarily from an increase in loans and other assets somewhat offset by a decrease in investment securities and short term investments.

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Item 7 provides information on changes in selected Consolidated Balance Sheet categories at December 31, 2011 compared with December 31, 2010.

Total average assets were $265.3 billion for 2011 compared with $264.9 billion for 2010. Average interest-earning assets were $224.3 billion for 2011, compared with $224.7 billion in 2010. Both comparisons were primarily driven by a $1.8

The PNC Financial Services Group, Inc. – Form 10-K    33

billion decrease in average total loans partially offset by a $1.7 billion increase in average total investment securities. The overall decline in average loans reflected lower loan demand, loan repayments, dispositions and net charge-offs. The increase in total investment securities reflected net investments of excess liquidity primarily in agency residential mortgage-backed securities.

Total loans at December 31, 2011 increased $8.4 billion to $159.0 billion compared with $150.6 billion at December 31, 2010. Average total loans decreased $1.8 billion or 1%, to $152.0 billion, in 2011 compared with 2010 primarily as loan growth during the second half of 2011 was offset by loan decreases during the first half of 2011. The decrease in average total loans primarily reflected declines in commercial real estate of $3.7 billion and residential real estate of $2.8 billion, partially offset by a $5.1 billion increase in commercial loans. Commercial real estate loans declined due to loan sales, paydowns, and charge-offs. The decrease in residential real estate was impacted by portfolio management activities, paydowns and net charge-offs. Commercial loans increased due to a combination of new client acquisition and improved utilization. Loans represented 68% of average interest-earning assets for 2011 and for 2010.

Average investment securities increased $1.7 billion, to $59.7 billion, in 2011 compared with 2010. Average securities held to maturity increased $2.3 billion, to $9.4 billion, in 2011 compared with 2010. This increase was partially offset by the decrease in average securities available for sale of $.6 billion, to $50.3 billion, in 2011 compared with 2010. The increase in average securities held to maturity was primarily a result of transfers totalling $6.3 billion from securities available for sale to securities held to maturity during the second and third quarters of 2011.

Total investment securities comprised 27% of average interest-earning assets for 2011 and 26% for 2010.

Average noninterest-earning assets totaled $41.0 billion in 2011 compared with $40.2 billion 2010.

Average total deposits were $183.0 billion for 2011 compared with $181.9 billion for 2010. Average deposits remained essentially flat from the prior year period primarily as a result of decreases of $8.9 billion in average retail certificates of deposit, $.4 billion in average other time deposits, and $.4 billion in average time deposits in foreign offices, which were offset by increases of $6.6 billion in average noninterest-bearing deposits, $2.5 billion in average interest-bearing demand deposits and $1.2 billion in average savings deposits. Total deposits at December 31, 2011 were $188.0 billion compared with $183.4 billion at December 31, 2010 and are further discussed within the Consolidated Balance Sheet Review section of this Report.

Average total deposits represented 69% of average total assets for 2011 and 2010.

Average transaction deposits were $138.0 billion for 2011 compared with $128.4 billion for 2010. The continued execution of the retail deposit strategy and customer preference for liquidity contributed to the year-over-year increase in average balances. In addition, commercial and corporate deposit growth was very strong in 2011.

Average borrowed funds were $35.7 billion for 2011 compared with $40.2 billion for 2010. Maturities of Federal Home Loan Bank (FHLB) borrowings drove the decline compared to 2010. Total borrowed funds at December 31, 2011 were $36.7 billion compared with $39.5 billion at December 31, 2010 and are further discussed within the Consolidated Balance Sheet Review section of this Item 7. In addition, the Liquidity Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding our sources and uses of borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Highlights of results for 2011 and 2010 are included below. As a result of its sale, GIS is no longer a reportable business segment.

We refer you to Item 1 of this Report under the captions Business Overview and Review of Business Segments for an overview of our business segments and to the Business Segments Review section of this Item 7 for a Results Of Businesses – Summary table and further analysis of business segment results for 2011 and 2010, including presentation differences from Note 25 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report.

We provide a reconciliation of total business segment earnings to PNC consolidated income from continuing operations before noncontrolling interests as reported according to accounting principles generally accepted in the United States of America (GAAP) in Note 25 Segment Reporting in our Notes To Consolidated Financial Statements of Item 8 of this Report.

Retail Banking

Retail Banking earned $31 million for 2011 compared with earnings of $144 million in 2010. Earnings declined from the prior year as lower revenues from the impact of Regulation E rules related to overdraft fees, a low interest rate environment, and the regulatory impact of lower interchange fees on debit card transactions, were partially offset by a lower provision for credit losses and higher volumes of customer-initiated transactions. Retail Banking continued to maintain its focus on growing core customers, selectively investing in the business for future growth, and disciplined expense management.

34    The PNC Financial Services Group, Inc. – Form 10-K

Corporate & Institutional Banking

Corporate & Institutional Banking earned $1.9 billion in 2011 and $1.8 billion in 2010. The increase in earnings was primarily due to an improvement in the provision for credit losses, which was a benefit in 2011, partially offset by a reduction in the value of commercial mortgage servicing rights and lower net interest income. We continued to focus on adding new clients, increasing cross sales, and remaining committed to strong expense discipline.

Asset Management Group

Asset Management Group earned $141 million for 2011 compared with $137 million for 2010. Assets under administration were $210 billion at December 31, 2011 and $212 billion at December 31, 2010. Earnings for 2011 reflected a benefit from the provision for credit losses and growth in noninterest income, partially offset by higher noninterest expense and lower net interest income. For 2011, the business delivered strong sales production, grew high value clients and benefitted from significant referrals from other PNC lines of business. Over time and with stabilized market conditions, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income.

Residential Mortgage Banking

Residential Mortgage Banking earned $87 million in 2011 compared with $269 million in 2010. The decline in earnings was driven by an increase in noninterest expense associated with increased costs for residential mortgage foreclosure-related expenses, primarily as a result of ongoing governmental matters, and lower net interest income, partially offset by an increase in loan originations and higher loans sales revenue.

BlackRock

Our BlackRock business segment earned $361 million in 2011 and $351 million in 2010. The higher business segment earnings from BlackRock for 2011 compared with 2010 were primarily due to an increase in revenue.

Non-Strategic Assets Portfolio

This business segment (formerly Distressed Assets Portfolio) consists primarily of acquired non-strategic assets that fall outside of our core business strategy. Non-Strategic Assets Portfolio had earnings of $200 million in 2011 compared with a loss of $57 million in 2010. The increase was primarily attributable to a lower provision for credit losses partially offset by lower net interest income.

Other

“Other” reported earnings of $376 million for 2011 compared with earnings of $386 million for 2010. The decrease in earnings primarily reflected the noncash charge related to the redemption of trust preferred securities in the fourth quarter of 2011 and the gain related to the sale of a portion of PNC’s BlackRock shares in 2010 partially offset by lower integration costs in 2011.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 8 of this Report.

Net income for 2011 was $3.1 billion compared with $3.4 billion for 2010. Results for 2011 include the impact of $324 million of residential mortgage foreclosure-related expenses primarily as a result of ongoing governmental matters, a $198 million noncash charge related to redemption of trust preferred securities and $42 million for integration costs. Results for 2010 included the $328 million after-tax gain on our sale of GIS, $387 million for integration costs, and $71 million of residential mortgage foreclosure-related expenses. For 2010, net income attributable to common shareholders was also impacted by a noncash reduction of $250 million in connection with the redemption of TARP preferred stock. PNC’s results for 2011 were driven by good performance in a challenging environment of low interest rates, slow economic growth and new regulations.

NET INTEREST INCOME AND NET INTEREST MARGIN

Year ended December 31 Dollars in millions	2011	2010
Net interest income	$8,700	$9,230
Net interest margin	3.92%	4.14%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Analysis Of Year-To-Year Changes In Net Interest Income and Average Consolidated Balance Sheet And Net Interest Analysis in Item 8 and the discussion of purchase accounting accretion in the Consolidated Balance Sheet Review in Item 7 of this Report for additional information.

The decreases in net interest income and net interest margin for 2011 compared with 2010 were primarily attributable to a decrease in purchase accounting accretion on purchased impaired loans primarily due to lower excess cash recoveries. A decline in average loan balances and the low interest rate environment, partially offset by lower funding costs, also contributed to the decrease.

The PNC Financial Services Group, Inc. – Form 10-K    35

The net interest margin was 3.92% for 2011 and 4.14% for 2010. The following factors impacted the comparison:

•	A 41 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 38 basis points.
•

These factors were partially offset by a 20 basis point decline in the rate accrued on interest-bearing liabilities. The rate accrued on interest-bearing deposits, the largest component, decreased 19 basis points primarily in retail certificates of deposit.

We expect our 2012 net interest income, including the results of our pending RBC Bank (USA) acquisition following closing, to increase in percentage terms by mid-to-high single digits compared to 2011 as core net interest income should continue to grow offset by the expected decline in purchase accounting accretion, assuming the economic outlook for 2012 will be a continuation of the 2011 environment.

NONINTEREST INCOME

Noninterest income totaled $5.6 billion for 2011 and $5.9 billion for 2010. Noninterest income for 2011 reflected higher asset management fees and other income, higher residential mortgage banking revenue, and lower net other-than-temporary impairments (OTTI), that were offset by a decrease in corporate service fees primarily due to a reduction in the value of commercial mortgage servicing rights, lower service charges on deposits from the impact of Regulation E rules pertaining to overdraft fees, a decrease in net gains on sales of securities and lower consumer services fees due, in part, to a decline in interchange fees on individual debit card transactions in the fourth quarter partially offset by higher transaction volumes throughout 2011.

Asset management revenue, including BlackRock, increased $34 million to $1.1 billion in 2011 compared with 2010. The increase was driven by strong sales performance by our Asset Management Group and somewhat higher equity earnings from our BlackRock investment. Discretionary assets under management at December 31, 2011 totaled $107 billion compared with $108 billion at December 31, 2010.

For 2011, consumer services fees totaled $1.2 billion compared with $1.3 billion in 2010. The decrease was due to lower interchange rates on debit card transactions, lower brokerage related revenue, and lower ATM related fees, partially offset by higher volumes of customer-initiated transactions including debit and credit cards. As further discussed in the Retail Banking section of the Business Segments Review portion of this Item 7, the Dodd-Frank limits on interchange rates were effective October 1, 2011 and had a negative impact on revenues of approximately $75 million in the fourth quarter of 2011, and are expected to have an additional incremental reduction on 2012 annual revenue of approximately $175 million, based on 2011 transaction volumes.

Corporate services revenue totaled $.9 billion in 2011 and $1.1 billion in 2010. Lower values of commercial mortgage servicing rights, largely driven by lower interest rates and higher loan prepayment rates, and lower special servicing fees drove the decline.

Residential mortgage revenue totaled $713 million in 2011 and $699 million in 2010. Higher loans sales revenue drove the comparison, largely offset by lower net hedging gains on mortgage servicing rights and lower servicing fees.

Service charges on deposits totaled $534 million for 2011 and $705 million for 2010. The decline resulted primarily from the impact of Regulation E rules pertaining to overdraft fees. As further discussed in the Retail Banking section of the Business Segments Review portion of this Item 7, the new Regulation E rules related to overdraft charges negatively impacted our 2011 revenue by approximately $200 million compared with 2010.

Net gains on sales of securities totaled $249 million for 2011 and $426 million for 2010. The net credit component of OTTI of securities recognized in earnings was a loss of $152 million in 2011, compared with a loss of $325 million in 2010.

Gains on BlackRock related transactions included a fourth quarter 2010 pretax gain of $160 million from our sale of 7.5 million BlackRock common shares as part of a BlackRock secondary common stock offering.

Other noninterest income totaled $1.1 billion for 2011 compared with $.9 billion for 2010.

The diversity of our revenue streams should enable us to achieve a solid performance in an environment that will continue to be affected by regulatory reform headwinds and implementation challenges. Looking to 2012, we see opportunities for growth as a result of our larger franchise and the pending acquisition, our ability to cross-sell our products and services to existing clients and our progress in adding new clients. We expect noninterest income to increase in percentage terms by the mid-single digits despite further regulatory impacts on debit card interchange fees, assuming the economic outlook for 2012 will be a continuation of the 2011 environment.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities for customers in all business segments. A portion of the revenue and expense related to these products is reflected in Corporate & Institutional Banking and the remainder is reflected in the results of other businesses. The Other Information section in the Corporate & Institutional Banking table in the Business Segments Review section of

36    The PNC Financial Services Group, Inc. – Form 10-K

this Item 7 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $1.2 billion for both 2011 and 2010. Declining deposit spreads were offset by increases in core processing products, such as lockbox and information reporting, and in growth products such as commercial card and healthcare related services.

Revenue from capital markets-related products and services totaled $622 million in 2011 compared with $606 million in 2010. The comparison reflects higher derivatives and foreign exchange sales and the reduced impact of counterparty credit risk on valuations of derivative positions. These increases were partially offset by lower underwriting activity.

Commercial mortgage banking activities resulted in revenue of $112 million in 2011 compared with $262 million in 2010. This decline was primarily due to a reduction in the value of commercial mortgage servicing rights largely driven by lower interest rates and higher loan prepayment rates. 2010 included a higher level of ancillary commercial mortgage servicing fees and revenue from a duplicative agency servicing operation that was sold in that year.

PROVISION FOR CREDIT LOSSES

The provision for credit losses declined to $1.2 billion in 2011 compared with $2.5 billion in 2010 as overall credit quality continued to improve due to improved economic conditions and actions we took to reduce exposure levels during the year.

We expect our provision for credit losses in 2012 to remain stable relative to 2011 assuming the economic outlook for 2012 will be a continuation of the 2011 environment. This includes consideration of the impact of the pending RBC Bank (USA) acquisition.

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses. See also Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section of Item 7 of this Report.

NONINTEREST EXPENSE

Noninterest expense was $9.1 billion for 2011 and $8.6 billion for 2010. Noninterest expense for 2011 included $324 million of residential mortgage foreclosure-related expenses primarily as a result of ongoing governmental matters, a noncash charge of $198 million for the unamortized discount related to redemption of trust preferred securities, and $42 million for integration costs. The comparable amounts for 2010 were $71 million, $0 and $387 million, respectively.

Apart from the possible impact of legal and regulatory contingencies, charges on further trust preferred redemptions, and RBC Bank (USA) integration expenses in 2012, and excluding the fourth quarter charge for residential mortgage foreclosure-related expenses of $240 million and the noncash charge of $198 million related to the trust preferred securities redemption in 2011, we expect that total noninterest expense for 2012 will increase in percentage terms by mid single-digits compared to 2011. This expectation reflects flat-to-down expense for PNC stand alone and 10 months of RBC Bank (USA) operating expenses of approximately $600 million.

In connection with the pending acquisition of RBC Bank (USA) in March 2012, we expect to incur total merger and integration costs of approximately $170 million in the first quarter of 2012.

EFFECTIVE INCOME TAX RATE

The effective income tax rate was 24.5% in 2011 compared with 25.5% in 2010. The decrease in the effective tax rate was primarily attributable to the impact of higher tax-exempt income and tax credits.

The PNC Financial Services Group, Inc. – Form 10-K    37

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	Dec. 31 2011	Dec. 31 2010
Assets
Loans	$159,014	$150,595
Investment securities	60,634	64,262
Cash and short-term investments	9,992	10,437
Loans held for sale	2,936	3,492
Goodwill and other intangible assets	10,144	10,753
Equity investments	10,134	9,220
Other, net	18,351	15,525
Total assets	$271,205	$264,284
Liabilities
Deposits	$187,966	$183,390
Borrowed funds	36,704	39,488
Other	9,289	8,568
Total liabilities	233,959	231,446
Total shareholders’ equity	34,053	30,242
Noncontrolling interests	3,193	2,596
Total equity	37,246	32,838
Total liabilities and equity	$271,205	$264,284

The summarized balance sheet data above is based upon the Consolidated Balance Sheet in Item 8 of this Report.

The increase in total assets at December 31, 2011 compared with December 31, 2010 was primarily due to an increase in loans and other assets, partially offset by a decrease in investment securities.

An analysis of changes in selected balance sheet categories follows.

LOANS

Outstanding loan balances of $159.0 billion at December 31, 2011 and $150.6 billion at December 31, 2010 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums of $2.3 billion at December 31, 2011 and $2.7 billion at December 31, 2010, respectively. The balances do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on purchased impaired loans.

Loans increased $8.4 billion as of December 31, 2011 compared with December 31, 2010. Growth in commercial loans of $10.5 billion, auto loans of $2.2 billion, and education loans of $.4 billion was partially offset by declines of $1.7 billion in commercial real estate loans, $1.5 billion of residential real estate loans and $1.1 billion of home equity loans compared with December 31, 2010. Commercial loans increased due to a combination of new client acquisition and improved utilization. Auto loans increased due to the expansion of sales force and product introduction to acquired markets, as well as overall increases in auto sales. Education loans increased due to portfolio purchases in 2011. Commercial and residential real estate along with home equity loans declined due to loan demand being outpaced by paydowns, refinancing, and charge-offs.

Loans represented 59% of total assets at December 31, 2011 and 57% of total assets at December 31, 2010. Commercial lending represented 56% of the loan portfolio at December 31, 2011 and 53% at December 31, 2010. Consumer lending represented 44% of the loan portfolio at December 31, 2011 and 47% at December 31, 2010.

Commercial real estate loans represented 6% of total assets at December 31, 2011 and 7% of total assets at December 31, 2010.

Details Of Loans

In millions	Dec. 31 2011	Dec. 31 2010
Commercial
Retail/wholesale trade	$11,539	$9,901
Manufacturing	11,453	9,334
Service providers	9,717	8,866
Real estate related (a)	8,488	7,500
Financial services	6,646	4,573
Health care	5,068	3,481
Other industries	12,783	11,522
Total commercial	65,694	55,177
Commercial real estate
Real estate projects	10,640	12,211
Commercial mortgage	5,564	5,723
Total commercial real estate	16,204	17,934
Equipment lease financing	6,416	6,393
TOTAL COMMERCIAL LENDING (b)	88,314	79,504
Consumer
Home equity
Lines of credit	22,491	23,473
Installment	10,598	10,753
Residential real estate
Residential mortgage	13,885	15,292
Residential construction	584	707
Credit card	3,976	3,920
Other consumer
Education	9,582	9,196
Automobile	5,181	2,983
Other	4,403	4,767
TOTAL CONSUMER LENDING	70,700	71,091
Total loans	$159,014	$150,595
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Construction loans with interest reserves, and A/B Note restructurings are not significant to PNC.

38    The PNC Financial Services Group, Inc. – Form 10-K

Total loans above include purchased impaired loans of $6.7 billion, or 4% of total loans, at December 31, 2011, and $7.8 billion, or 5% of total loans, at December 31, 2010.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $147 billion for 2011.

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

Higher Risk Loans

Our loan portfolio includes certain loans deemed to be higher risk. As of December 31, 2011, we established specific and pooled reserves on the total commercial lending category of $2.0 billion. This commercial lending reserve included what we believe to be appropriate loss coverage on the higher risk commercial loans in the total commercial portfolio. The commercial lending reserve represented 46% of the total ALLL of $4.3 billion at that date. The remaining 54% of ALLL pertained to the total consumer lending category, including loans with certain attributes that we would consider to be higher risk. We do not consider government insured or guaranteed loans to be higher risk as defaults are materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

Purchase Accounting

Information related to purchased impaired loans, purchase accounting accretion and accretable net interest recognized during 2011, 2010 and 2009 follows.

Total Purchase Accounting Accretion

Year ended December 31 In millions	2011	2010
Non-impaired loans	$288	$366
Impaired loans
Scheduled accretion	666	885
Reversal of contractual interest on impaired loans	(395)	(529)
Scheduled accretion net of contractual interest	271	356
Excess cash recoveries	254	483
Total impaired loans	525	839
Securities	49	54
Deposits	358	545
Borrowings	(101)	(155)
Total	$1,119	$1,649

Total Remaining Purchase Accounting Accretion

In billions	Dec. 31 2011	Dec. 31 2010	Dec. 31 2009
Non-impaired loans	$.9	$1.2	$1.6
Impaired loans	2.1	2.2	3.5
Total loans (gross)	3.0	3.4	5.1
Securities	.4	.5	.5
Deposits	.1	.5	1.0
Borrowings	(.8)	(1.1)	(1.2)
Total	$2.7	$3.3	$5.4

Accretable Net Interest – Purchased Impaired Loans

In billions
January 1, 2010	$3.5
Accretion	(.9)
Excess cash recoveries	(.5)
Net reclassifications to accretable from non-accretable and other activity (a)	.1
December 31, 2010	$2.2
Accretion	(.7)
Excess cash recoveries	(.2)
Net reclassifications to accretable from non-accretable and other activity (a)	.8
December 31, 2011 (b)	$2.1
(a)	The net reclass includes the impact of improvements in the excess cash expected to be collected from credit improvements, as well as accretable differences related to cash flow extensions.
(b)	As of December 31, 2011, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $1.4 billion. This will reduce the benefit of purchase accounting accretion and offset the total net accretable interest income of $2.1 billion on purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-K    39

Valuation of Purchased Impaired Loans

	December 31, 2011		December 31, 2010		December 31, 2009
Dollars in billions	Balance	Net Investment	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$1.0		$1.8		$3.5
Purchased impaired mark	(.1)		(.4)		(1.3)
Recorded investment	.9		1.4		2.2
Allowance for loan losses	(.2)		(.3)		(.2)
Net investment	.7	70%	1.1	61%	2.0	57%
Consumer and residential mortgage loans:
Unpaid principal balance	6.5		7.9		11.7
Purchased impaired mark	(.7)		(1.5)		(3.6)
Recorded investment	5.8		6.4		8.1
Allowance for loan losses	(.8)		(.6)		(.3)
Net investment	5.0	77%	5.8	73%	7.8	67%
Total purchased impaired loans:
Unpaid principal balance	7.5		9.7		15.2
Purchased impaired mark	(.8)		(1.9)		(4.9)
Recorded investment	6.7		7.8		10.3
Allowance for loan losses	(1.0)		(.9)		(.5)
Net investment	$5.7	76%	$6.9	71%	$9.8	64%

The unpaid principal balance of purchased impaired loans declined from $9.7 billion at December 31, 2010 to $7.5 billion at December 31, 2011 due to payments, disposals, and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at December 31, 2011 was $.8 billion, which was a decline from $1.9 billion at December 31, 2010. The associated allowance for loan losses increased slightly by $.1 billion to $1.0 billion at December 31, 2011. The net investment of $6.9 billion at December 31, 2010 declined 17% to $5.7 billion at December 31, 2011. At December 31, 2011, our largest individual purchased impaired loan had a recorded investment of $25.2 million.

We currently expect to collect total cash flows of $7.8 billion on purchased impaired loans, representing the $5.7 billion net investment at December 31, 2011 and the accretable net interest of $2.1 billion shown in the Accretable Net Interest-Purchased Impaired Loans table. These represent the net future cash flows on purchased impaired loans, as contractual interest will be reversed.

Net unfunded credit commitments are comprised of the following:

Net Unfunded Credit Commitments

	Dec. 31 2011	Dec. 31 2010
Commercial/commercial real estate (a)	$64,955	$59,256
Home equity lines of credit	18,317	19,172
Credit card	16,216	14,725
Other	3,783	2,652
Total	$103,271	$95,805
(a)	Less than 4% of these amounts at each date relate to commercial real estate.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $20.2 billion at December 31, 2011 and $16.7 billion at December 31, 2010.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $742 million at December 31, 2011 and $458 million at December 31, 2010 and are included in the preceding table primarily within the Commercial / commercial real estate category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $10.8 billion at December 31, 2011 and $10.1 billion at December 31, 2010. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

40    The PNC Financial Services Group, Inc. – Form 10-K

INVESTMENT SECURITIES

Details of Investment Securities

In millions	Amortized Cost	Fair Value
December 31, 2011
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$3,369	$3,717
Residential mortgage-backed
Agency	26,081	26,792
Non-agency	6,673	5,557
Commercial mortgage-backed
Agency	1,101	1,140
Non-agency	2,693	2,756
Asset-backed	3,854	3,669
State and municipal	1,779	1,807
Other debt	2,691	2,762
Corporate stocks and other	368	368
Total securities available for sale	$48,609	$48,568
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$221	$261
Residential mortgage-backed (agency)	4,761	4,891
Commercial mortgage-backed
Agency	1,332	1,382
Non-agency	3,467	3,573
Asset-backed	1,251	1,262
State and municipal	671	702
Other debt	363	379
Total securities held to maturity	$12,066	$12,450
December 31, 2010
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$5,575	$5,710
Residential mortgage-backed
Agency	31,697	31,720
Non-agency	8,193	7,233
Commercial mortgage-backed
Agency	1,763	1,797
Non-agency	1,794	1,856
Asset-backed	2,780	2,582
State and municipal	1,999	1,957
Other debt	3,992	4,077
Corporate stocks and other	378	378
Total securities available for sale	$58,171	$57,310
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$4,490
Asset-backed	2,626	2,676
Other debt	10	11
Total securities held to maturity	$6,952	$7,177

The carrying amount of investment securities totaled $60.6 billion at December 31, 2011, a decrease of $3.6 billion, or 6%, from $64.3 billion at December 31, 2010. The decline resulted from principal payments and net sales activity related to US Treasury and government agency and non-agency residential mortgage-backed securities. Investment securities represented 22% of total assets at December 31, 2011 and 24% of total assets at December 31, 2010.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. US Treasury and government agencies, agency residential mortgage-backed securities and agency commercial mortgage-backed securities collectively represented 63% of the investment securities portfolio at December 31, 2011.

During 2011, we transferred securities with a fair value of $6.3 billion from available for sale to held to maturity. The securities were reclassified at fair value at the time of transfer. Accumulated other comprehensive income included net pretax unrealized gains of $183 million on the securities at transfer, which are being accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the net premium on the same transferred securities, resulting in no impact on net income.

At December 31, 2011, the securities available for sale portfolio included a net unrealized loss of $41 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2010 was a net unrealized loss of $861 million. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The improvement in the net unrealized pretax loss compared with December 31, 2010 was primarily due to the effect of lower market interest rates. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss from continuing operations, net of tax.

Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital. However, reductions in the credit ratings of these securities could have an impact on the liquidity of the securities or the determination of risk-weighted assets which could reduce our regulatory capital ratios. In addition, the amount representing the credit-related portion of OTTI on available for sale securities would reduce our earnings and regulatory capital ratios.

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 3.7 years at December 31, 2011 and 4.7 years at December 31, 2010.

The PNC Financial Services Group, Inc. – Form 10-K    41

We estimate that, at December 31, 2011, the effective duration of investment securities was 2.6 years for an immediate 50 basis points parallel increase in interest rates and 2.4 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2010 were 3.1 years and 2.9 years, respectively.

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

	December 31, 2011
	Agency		Non-agency
Dollars in millions	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Asset- Backed Securities
Fair Value – Available for Sale	$26,792	$1,140	$5,557	$2,756	$3,669
Fair Value – Held to Maturity	4,891	1,382		3,573	1,262
Total Fair Value	$31,683	$2,522	$5,557	$6,329	$4,931
% of Fair Value:
By Vintage
2011	28%	46%		4%
2010	33%	19%		4%	6%
2009	13%	18%		3%	10%
2008	4%	2%			4%
2007	5%	1%	18%	10%	6%
2006	2%	3%	24%	26%	8%
2005 and earlier	9%	10%	58%	52%	10%
Not Available	6%	1%		1%	56%
Total	100%	100%	100%	100%	100%

By Credit Rating (at December 31, 2011)
Agency	100%	100%
AAA			2%	78%	65%
AA			1%	6%	17%
A			3%	9%	1%
BBB			5%	4%
BB			5%	1%
B			7%		2%
Lower than B			76%		12%
No rating			1%	2%	3%
Total	100%	100%	100%	100%	100%

By FICO Score (at origination)
>720			55%		3%
<720 and >660			35%		8%
<660			1%		2%
No FICO score			9%		87%
Total			100%		100%

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

We also consider the severity of the impairment in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Market Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

We recognize the credit portion of OTTI charges in current earnings for those debt securities where we do not intend to sell and believe we will not be required to sell the securities prior to expected recovery. The noncredit portion of OTTI is included in accumulated other comprehensive loss.

42    The PNC Financial Services Group, Inc. – Form 10-K

We recognized OTTI for 2011 and 2010 as follows:

Other-Than-Temporary Impairments

Year ended December 31 In millions	2011	2010
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$(130)	$(242)
Non-agency commercial mortgage-backed		(5)
Asset-backed	(21)	(78)
Other debt	(1)
Total credit portion of OTTI losses	(152)	(325)
Noncredit portion of OTTI losses (b)	(268)	(283)
Total OTTI losses	$(420)	$(608)
(a)	Reduction of noninterest income in our Consolidated Income Statement.
(b)	Included in accumulated other comprehensive loss, net of tax, on our Consolidated Balance Sheet.

The following table summarizes net unrealized gains and losses recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent our most significant categories of securities not backed by the US government or its agencies. A summary of all OTTI credit losses recognized for 2011 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

	December 31, 2011
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
Available for Sale Securities (Non-Agency)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Credit Rating Analysis
AAA	$97	$(1)	$1,586	$47	$2,253
Other Investment Grade (AA, A, BBB)	509	(35)	979	23	713	$(13)
Total Investment Grade	606	(36)	2,565	70	2,966	(13)
BB	303	(27)	85	(8)
B	403	(48)			107	(7)
Lower than B	4,210	(1,005)			568	(148)
Total Sub-Investment Grade	4,916	(1,080)	85	(8)	675	(155)
Total No Rating	35		106	1	25	(17)
Total	$5,557	$(1,116)	$2,756	$63	$3,666	$(185)
OTTI Analysis
Investment Grade:
OTTI has been recognized
No OTTI recognized to date	$606	$(36)	$2,565	$70	$2,966	$(13)
Total Investment Grade	606	(36)	2,565	70	2,966	(13)
Sub-Investment Grade:
OTTI has been recognized	3,417	(987)			548	(168)
No OTTI recognized to date	1,499	(93)	85	(8)	127	13
Total Sub-Investment Grade	4,916	(1,080)	85	(8)	675	(155)
No Rating:
OTTI has been recognized					25	(17)
No OTTI recognized to date	35		106	1
Total No Rating	35		106	1	25	(17)
Total	$5,557	$(1,116)	$2,756	$63	$3,666	$(185)
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA			$3,364	$99	$931	$9
Other Investment Grade (AA, A, BBB)			209	7	219	(2)
Total Investment Grade			3,573	106	1,150	7
BB					5
B					1
Lower than B
Total Sub-Investment Grade					6
Total No Rating					99	4
Total			$3,573	$106	$1,255	$11
(a)	Excludes $3 million and $7 million of available for sale and held to maturity agency asset-backed securities, respectively.

The PNC Financial Services Group, Inc. – Form 10-K    43

Residential Mortgage-Backed Securities

At December 31, 2011, our residential mortgage-backed securities portfolio was comprised of $31.7 billion fair value of US government agency-backed securities and $5.6 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During 2011, we recorded OTTI credit losses of $130 million on non-agency residential mortgage-backed securities. Almost all of the losses were associated with securities rated below investment grade. As of December 31, 2011, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for non-agency residential mortgage-backed securities totaled $987 million and the related securities had a fair value of $3.4 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of December 31, 2011 totaled $1.5 billion, with unrealized net losses of $93 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.3 billion at December 31, 2011 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $2.5 billion fair value at December 31, 2011 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage-backed securities during 2011.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $4.9 billion at December 31, 2011 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, automobile loans, and student loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

We recorded OTTI credit losses of $21 million on asset-backed securities during 2011. All of the securities are collateralized by first and second lien residential mortgage loans and are rated below investment grade. As of December 31, 2011, the noncredit portion of OTTI losses recorded in accumulated other comprehensive loss for asset-backed securities totaled $185 million and the related securities had a fair value of $573 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through December 31, 2011, the remaining fair value was $133 million, with unrealized net gains of $13 million. The results of our security-level assessments indicate that we will recover the cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report provides further detail regarding our process for assessing OTTI for these securities.

If current housing and economic conditions were to worsen, and if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

44    The PNC Financial Services Group, Inc. – Form 10-K

LOANS HELD FOR SALE

In millions	Dec. 31 2011	Dec. 31 2010
Commercial mortgages at fair value	$843	$877
Commercial mortgages at lower of cost or market	451	330
Total commercial mortgages	1,294	1,207
Residential mortgages at fair value	1,522	1,878
Residential mortgages at lower of cost or market		12
Total residential mortgages	1,522	1,890
Other	120	395
Total	$2,936	$3,492

We stopped originating certain commercial mortgage loans designated as held for sale in 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. We sold $25 million of these commercial mortgage loans held for sale carried at fair value in 2011 and sold $241 million in 2010.

We recognized total net gains of $48 million in 2011 on the valuation and sale of commercial mortgage loans held for sale, net of hedges. Net losses of $18 million on the valuation and sale of commercial mortgage loans held for sale, net of hedges, were recognized in 2010.

Residential mortgage loan origination volume was $11.4 billion in 2011. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $11.9 billion of loans and recognized related gains of $282 million during 2011. The comparable amounts for 2010 were $10.0 billion and $231 million, respectively.

Interest income on loans held for sale was $193 million in 2011. Comparable amounts for 2010 were $263 million. These amounts are included in Other interest income on our Consolidated Income Statement.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $10.1 billion at December 31, 2011 and $10.8 billion at December 31, 2010. Goodwill increased $.1 billion, to $8.3 billion, at December 31, 2011 compared with the December 31, 2010 balance due to the BankAtlantic and Flagstar branch acquisitions and the correction of amounts for an acquisition affecting prior periods. The $.7 billion decline in other intangible assets from December 31, 2010 included $.2 billion and $.4 billion declines in commercial and residential mortgage servicing rights, respectively. Note 9 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Item 8 of this Report provides further information on these items.

FUNDING AND CAPITAL SOURCES

Details Of Funding Sources

In millions	Dec. 31 2011	Dec. 31 2010
Deposits
Money market	$89,912	$84,581
Demand	57,717	50,069
Retail certificates of deposit	29,518	37,337
Savings	8,705	7,340
Other time	327	549
Time deposits in foreign offices	1,787	3,514
Total deposits	187,966	183,390
Borrowed funds
Federal funds purchased and repurchase agreements	2,984	4,144
Federal Home Loan Bank borrowings	6,967	6,043
Bank notes and senior debt	11,793	12,904
Subordinated debt	8,321	9,842
Other	6,639	6,555
Total borrowed funds	36,704	39,488
Total	$224,670	$222,878

Total funding sources increased $1.8 billion at December 31, 2011 compared with December 31, 2010.

Total deposits increased $4.6 billion, or 2%, at December 31, 2011 compared with December 31, 2010 due to an increase in money market and demand deposits, partially offset by net redemptions of retail certificates of deposit. Interest-bearing deposits represented 69% of total deposits at December 31, 2011 compared to 73% at December 31, 2010. Total borrowed funds decreased $2.8 billion since December 31, 2010. The decline from December 31, 2010 was primarily due to maturities of federal funds purchased and repurchase agreements, bank notes and senior debt, and subordinated debt partially offset by issuances of FHLB borrowings.

Capital

See Capital and Liquidity Actions in the Executive Summary section of this Item 7 for additional information regarding our December 2011 announcement that the Federal Reserve approved the acquisition of RBC Bank (USA) and that the OCC approved the merger of RBC Bank (USA) with and into PNC Bank, N.A. with this transaction scheduled to close in March 2012, our November 2011 redemption of trust preferred securities, our September 2011 issuance of senior notes, our July 2011 issuance of preferred stock, and our April 2011 increase to PNC’s quarterly common stock dividend.

The PNC Financial Services Group, Inc. – Form 10-K    45

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $3.8 billion, to $34.1 billion, at December 31, 2011 compared with December 31, 2010 as retained earnings increased $2.4 billion. The issuance of $1.0 billion of preferred stock in July 2011 contributed to the increase in capital surplus – preferred stock from $.6 billion at December 31, 2010 to $1.6 billion at December 31, 2011. Accumulated other comprehensive loss decreased to a loss of $.1 billion, at December 31, 2011 compared with a loss of $.4 billion at December 31, 2010 due to net unrealized gains on securities and cash flow hedge derivatives, offset by an increase in accumulated other comprehensive losses related to the change in the funded status of our pension and other postretirement benefit plans. Common shares outstanding were 527 million at December 31, 2011 and 526 million at December 31, 2010.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and regulatory and contractual limitations. We did not purchase any shares in 2011 under this program. See “Supervision and Regulation” in Item 1 of this Report for further information concerning restrictions on dividends and stock repurchases, including the impact of the Federal Reserve’s current supervisory assessment of capital adequacy program which is also discussed in the Capital and Liquidity portion of the Executive Summary section of this Item 7.

Risk-Based Capital

Dollars in millions	Dec. 31 2011	Dec. 31 2010
Capital components
Shareholders’ equity
Common	$32,417	$29,596
Preferred	1,636	646
Trust preferred capital securities	2,354	2,907
Noncontrolling interests	1,351	1,351
Goodwill and other intangible assets	(9,027)	(9,053)
Eligible deferred income taxes on goodwill and other intangible assets	431	461
Pension, other postretirement benefit plan adjustments	755	380
Net unrealized securities losses, after-tax	41	550
Net unrealized gains on cash flow hedge derivatives, after-tax	(717)	(522)
Other	(168)	(224)
Tier 1 risk-based capital	29,073	26,092
Subordinated debt	4,571	4,899
Eligible allowance for credit losses	2,904	2,733
Total risk-based capital	$36,548	$33,724
Tier 1 common capital
Tier 1 risk-based capital	$29,073	$26,092
Preferred equity	(1,636)	(646)
Trust preferred capital securities	(2,354)	(2,907)
Noncontrolling interests	(1,351)	(1,351)
Tier 1 common capital	$23,732	$21,188
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$230,705	$216,283
Adjusted average total assets	261,958	254,693
Capital ratios
Tier 1 common	10.3%	9.8%
Tier 1 risk-based	12.6	12.1
Total risk-based	15.8	15.6
Leverage	11.1	10.2

46    The PNC Financial Services Group, Inc. – Form 10-K

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through estimated stress scenarios. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although a formal ratio for this metric is not provided for in current regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our December 31, 2011 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, PNC will evaluate its alternatives, including the potential for redemption on the first call date of some or all of its trust preferred securities, based on such considerations it may consider relevant, including dividend rates, the specifics of the future capital requirements, capital market conditions, replacement capital covenants with respect to certain trust preferred securities, and other factors. See Capital and Liquidity Actions in the Executive Summary section of this Item 7 for additional information regarding our November 2011 redemption of trust preferred securities and Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on trust preferred securities.

Our Tier 1 common capital ratio was 10.3% at December 31, 2011, an increase of 50 basis points compared with 9.8% at December 31, 2010. Our Tier 1 risk-based capital ratio increased 50 basis points to 12.6% at December 31, 2011 from 12.1% at December 31, 2010. The Tier 1 common capital ratio increased when compared with December 31, 2010 due to the retention of earnings partially offset by higher risk-weighted assets primarily from loan growth. The increase in the Tier 1 risk-based capital ratio compared with December 31, 2010 resulted from the issuance of preferred stock in July 2011 and retention of earnings somewhat offset by the redemption of trust preferred securities in November 2011 and higher risk-weighted assets. See Note 18 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding the Series O Preferred Stock issuance.

At December 31, 2011, PNC Bank, N.A., our domestic bank subsidiary, was considered “well capitalized” based on US regulatory capital ratio requirements under Basel I. To qualify as “well-capitalized”, regulators currently require banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage. See the “Supervision and Regulation” section of Item 1 and Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. We believe PNC Bank, N.A., will continue to meet these requirements during 2012.

The access to, and cost of, funding for new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength.

We provide additional information regarding enhanced capital requirements and some of their potential impacts on PNC in Item 1A Risk Factors of this Report.

The PNC Financial Services Group, Inc. – Form 10-K    47

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of December 31, 2011 and December 31, 2010 is included in Note 3 in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

Trust Preferred Securities

In connection with the $950 million in principal amount of junior subordinated debentures associated with the trust preferred securities issued by PNC Capital Trusts C, D and E, as well as in connection with the obligations that remain outstanding assumed by PNC with respect to $1.7 billion in principal amount of junior subordinated debentures issued by acquired entities in association with trust preferred securities issued by various subsidiary statutory trusts, we are subject to certain restrictions, including restrictions on dividend payments. Generally, if there is (i) an event of default under the debentures, (ii) PNC elects to defer interest on the debentures, (iii) PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts, or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Also, in connection with the Trust E Securities sale, we are subject to a replacement capital covenant, which is described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

48    The PNC Financial Services Group, Inc. – Form 10-K

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information regarding fair value.

Assets recorded at fair value represented 25% of total assets at December 31, 2011 and 27% at December 31, 2010. Liabilities recorded at fair value represented 4% of total liabilities at December 31, 2011 and 3% at December 31, 2010, respectively.

The following table includes the assets and liabilities measured at fair value and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

	December 31, 2011		December 31, 2010
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Assets
Securities available for sale	$48,568	$6,729	$57,310	$8,583
Financial derivatives	9,463	67	5,757	77
Residential mortgage loans held for sale	1,522		1,878
Trading securities	2,513	39	1,826	69
Residential mortgage servicing rights	647	647	1,033	1,033
Commercial mortgage loans held for sale	843	843	877	877
Equity investments	1,504	1,504	1,384	1,384
Customer resale agreements	732		866
Loans	227	5	116	2
Other assets	639	217	853	403
Total assets	$66,658	$10,051	$71,900	$12,428
Level 3 assets as a percentage of total assets at fair value		15%		17%
Level 3 assets as a percentage of consolidated assets		4%		5%
Liabilities
Financial derivatives	$7,606	$308	$4,935	$460
Trading securities sold short	1,016		2,530
Other liabilities	3		6
Total liabilities	$8,625	$308	$7,471	$460
Level 3 liabilities as a percentage of total liabilities at fair value		4%		6%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the available for sale securities portfolio for which there was a lack of observable market activity.

During 2011, no material transfers of assets or liabilities between the hierarchy levels occurred.

The PNC Financial Services Group, Inc. – Form 10-K    49

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Once we entered into an agreement to sell GIS, it was no longer a reportable business segment. We sold GIS on July 1, 2010.

Business segment results, including inter-segment revenues, and a description of each business are included in Note 25 Segment Reporting included in the Notes To Consolidated Financial Statements in Item 8 of this Report. Certain amounts included in this Item 7 differ from those amounts shown in Note 25 primarily due to the presentation in this Item 7 of business net interest revenue on a taxable-equivalent basis.

Results of individual businesses are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Certain prior period amounts have been reclassified to reflect current methodologies and our current business and management structure. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Additionally, we have aggregated the results for corporate support functions within “Other” for financial reporting purposes.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors.

A portion of capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill and other intangible assets at those business segments, as well as the diversification of risk among the business segments. We have revised certain capital allocations among our business segments, including amounts for prior periods. PNC’s total capital did not change as a result of these adjustments for any periods presented. However, capital allocations to the segments were lower in the year-over-year comparisons primarily due to improving credit quality.

We have allocated the allowances for loan and lease losses and for unfunded loan commitments and letters of credit based on our assessment of risk in the business segment loan portfolios. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through June 30, 2010 and the related third quarter 2010 after-tax gain on the sale of GIS that are reflected in discontinued operations. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, alternative investments, including private equity, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests, as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

50    The PNC Financial Services Group, Inc. – Form 10-K

Results Of Businesses – Summary

(Unaudited)

	Income (Loss)		Revenue		Average Assets (a)
Year ended December 31 - in millions	2011	2010	2011	2010	2011	2010
Retail Banking	$31	$144	$5,042	$5,386	$66,448	$67,428
Corporate & Institutional Banking	1,875	1,794	4,669	4,950	81,043	77,540
Asset Management Group	141	137	887	884	6,719	6,954
Residential Mortgage Banking	87	269	948	992	11,270	9,247
BlackRock	361	351	464	462	5,516	5,428
Non-Strategic Assets Portfolio	200	(57)	960	1,136	13,119	17,517
Total business segments	2,695	2,638	12,970	13,810	184,115	184,114
Other (b) (c)	376	386	1,356	1,366	81,220	80,788
Income from continuing operations before noncontrolling interests (d) (e)	$3,071	$3,024	$14,326	$15,176	$265,335	$264,902
(a)	Period-end balances for BlackRock.
(b)	For our segment reporting presentation in this Item 7, “Other” earnings for 2011 included a $129 million after-tax noncash charge ($198 million pretax) for the unamortized discount related to redemption of $750 million of trust preferred securities during the fourth quarter of 2011 and $27 million of after-tax ($42 million pretax) integration costs. “Other” earnings and revenue for 2010 included a $102 million after-tax ($160 million pretax) gain related to our gain on the sale of a portion of our investment in BlackRock stock as part of a BlackRock secondary common stock offering in November 2010. “Other” earnings for 2010 included $251 million of after-tax ($387 million pretax) integration costs primarily related to acquisitions.
(c)	“Other” average assets include securities available for sale associated with asset and liability management activities.
(d)	Amounts are presented on a continuing operations basis and therefore exclude the earnings, revenue, and assets of GIS for the first six months of 2010 and the related third quarter 2010 gain on the sale of GIS.
(e)	Amounts for income for 2011 and 2010 include after-tax expenses of $210 million and $46 million ($324 million and $71 million pretax, respectively) for residential mortgage foreclosure-related expenses, primarily as a result of ongoing governmental matters. These amounts have been allocated among the following: Residential Mortgage Banking, Non-Strategic Assets Portfolio, and Other.

The PNC Financial Services Group, Inc. – Form 10-K    51

RETAIL BANKING

(Unaudited)

Year ended December 31 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$3,280	$3,435
Noninterest income
Service charges on deposits	510	681
Brokerage	201	213
Consumer services	927	912
Other	124	145
Total noninterest income	1,762	1,951
Total revenue	5,042	5,386
Provision for credit losses	891	1,103
Noninterest expense	4,103	4,056
Pretax earnings	48	227
Income taxes	17	83
Earnings	$31	$144
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$25,874	$26,450
Indirect auto	3,089	2,098
Indirect other	1,478	1,875
Education	9,103	8,497
Credit cards	3,738	3,938
Other	1,866	1,804
Total consumer	45,148	44,662
Commercial and commercial real estate	10,567	11,177
Floor plan	1,450	1,336
Residential mortgage	1,180	1,599
Total loans	58,345	58,774
Goodwill and other intangible assets	5,751	5,861
Other assets	2,352	2,793
Total assets	$66,448	$67,428
Deposits
Noninterest-bearing demand	$18,183	$17,223
Interest-bearing demand	22,196	19,776
Money market	41,002	40,125
Total transaction deposits	81,381	77,124
Savings	8,098	6,938
Certificates of deposit	33,006	41,539
Total deposits	122,485	125,601
Other liabilities	855	1,458
Capital	8,168	8,439
Total liabilities and equity	$131,508	$135,498
PERFORMANCE RATIOS
Return on average capital	–%	2%
Return on average assets	.05	.21
Noninterest income to total revenue	35	36
Efficiency	81	75
OTHER INFORMATION (a)
Credit-related statistics:
Commercial nonperforming assets	$336	$297
Consumer nonperforming assets	513	422
Total nonperforming assets (b)	$849	$719

Year ended December 31 Dollars in millions, except as noted	2011	2010
OTHER INFORMATION (CONTINUED) (a)
Purchased impaired loans (c)	$757	$895
Commercial lending net charge-offs	$219	$330
Credit card lending net charge-offs	211	316
Consumer lending (excluding credit card) net charge-offs	427	424
Total net charge-offs	$857	$1,070
Commercial lending net charge-off ratio	1.82%	2.64%
Credit card lending net charge-off ratio	5.64%	8.02%
Consumer lending (excluding credit card) net charge-off ratio	1.00%	1.00%
Total net charge-off ratio	1.47%	1.82%
Home equity portfolio credit statistics: (d)
% of first lien positions at origination (e)	39%	36%
Weighted-average original loan-to-value ratios (LTVs) (e)	72%	73%
Weighted-average updated FICO scores (f)	743	726
Net charge-off ratio	1.09%	.90%
Loans 30 – 59 days past due	.58%	.49%
Loans 60 – 89 days past due	.38%	.30%
Loans 90 days past due	1.22%	1.02%
Other statistics:
ATMs	6,806	6,673
Branches (g)	2,511	2,470
Customer-related statistics: (in thousands)
Retail Banking checking relationships	5,761	5,465
Retail online banking active customers	3,519	3,057
Retail online bill payment active customers	1,105	977
Brokerage statistics:
Financial consultants (h)	686	694
Full service brokerage offices	38	34
Brokerage account assets (billions)	$34	$34
(a)	Presented as of December 31, except for net charge-offs and annualized net charge-off ratios, which are for the year ended.
(b)	Includes nonperforming loans of $810 million at December 31, 2011 and $694 million at December 31, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Lien position, LTV, FICO and delinquency statistics are based upon balances and other data that exclude the impact of accounting for acquired loans.
(e)	Lien positions and LTV are based upon data from loan origination. Original LTV excludes certain acquired portfolio loans where this data is not available.
(f)	Represents FICO scores that are updated monthly for home equity lines and quarterly for the home equity installment loans.
(g)	Excludes satellite offices (e.g., drive-ups, electronic branches, retirement centers) that provide limited products and/or services.
(h)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

Retail Banking earned $31 million for 2011 compared with earnings of $144 million in 2010. Earnings declined from the prior year as lower revenues from the impact of Regulation E rules related to overdraft fees, a low interest rate environment, and the regulatory impact of lower interchange fees on debit card transactions were partially offset by a lower provision for credit losses and higher volumes of customer-initiated transactions. Retail Banking continued to maintain its focus on growing core customers, selectively investing in the business for future growth, and disciplined expense management.

52    The PNC Financial Services Group, Inc. – Form 10-K

Retail Banking’s core strategy is to grow checking deposits as a low-cost funding source and as the cornerstone product to build valuable customer relationships. The goal is to acquire and retain customers who maintain their primary checking and transaction relationships with PNC. The business is focused on deepening its share of customers’ financial assets, including savings and liquid deposits, investable assets and loans through sales strategies, differentiated product offerings and customer satisfaction. In this challenging economic environment, Retail Banking is also focused on expanding the use of alternative, lower cost distribution channels while continuing to optimize its traditional branch network. The business has an expansive and growing branch footprint covering nearly one-third of the U.S. population in 14 states and Washington, D.C. with a network of 2,511 branches and 6,806 ATMs at December 31, 2011.

Successful execution of the Retail Banking strategy in 2011 is reflected in the following:

•

Net new checking relationships grew 296,000 in 2011, including 41,000 from the BankAtlantic and Flagstar branch acquisitions. The growth reflects strong results and gains in all of our markets. We are seeing strong customer retention in the overall network.

•

Continued success in implementing Retail Banking’s deposit strategy resulted in growth in average transaction deposits and a reduction in higher rate certificates of deposit. In 2011 average transaction deposits grew $4.3 billion, or 6%, over 2010 and average certificates of deposit declined $8.5 billion, or 21% in accordance with our business plan.

•

In December 2011, Retail Banking added approximately $210 million in deposits, 9,000 checking relationships, 27 branches and 29 ATMs through the branch acquisition from Flagstar Bank, FSB, in the northern metropolitan Atlanta, Georgia area.

•

In June 2011, Retail Banking added approximately $280 million in deposits, 32,000 checking relationships, 19 branches and 27 ATMs through the branch acquisition from BankAtlantic in the greater Tampa, Florida area.

•

The planned acquisition of RBC Bank (USA) is expected to expand PNC’s footprint to 17 states and Washington, D.C. and nearly 2,900 branches. The transaction is currently expected to close in March 2012 subject to remaining customary closing conditions. PNC and RBC Bank (USA) have both received regulatory approvals in relation to the respective applications filed with the regulators.

•	Our investment in online banking capabilities continues to pay off as active online banking customers and active online bill payment customers grew by 15% and 13%, respectively, in 2011.
•	Retail Banking launched new checking account and credit card products during the first quarter of 2011.
These new products are designed to provide more choices for customers and grow value of clients for PNC.
•	Our award-winning Virtual Wallet® product is providing strong momentum for customer growth.

Total revenue for 2011 was $5.0 billion compared with $5.4 billion for 2010. Net interest income of $3.3 billion declined $155 million compared with 2010. The decrease over the prior period resulted from lower interest credits assigned to deposits, reflective of the rate environment, and lower average loan balances somewhat offset by higher demand deposit balances and a decrease in higher rate certificates of deposit balances.

Noninterest income for 2011 declined $189 million compared to 2010. The decline was driven by lower overdraft fees resulting from the impact of Regulation E rules and lower interchange rates on debit card transactions, partially offset by higher volumes of customer-initiated transactions including debit and credit cards.

For 2011, Retail Banking revenue was negatively impacted by approximately $275 million compared with 2010 due to the impact of the rules set forth in Regulation E related to overdraft fees and the Dodd-Frank limits related to interchange rates on debit card transactions.

•	Regulation E, which became effective in the third quarter of 2010, had an incremental negative impact to 2011 revenues of approximately $200 million compared with 2010.
•

The Dodd-Frank limits related to interchange fees were effective October 1, 2011 and had a negative impact on revenues of approximately $75 million in the fourth quarter of 2011 and are expected to have an additional incremental reduction in 2012 annual revenue of approximately $175 million, based on 2011 transaction volumes.

The provision for credit losses was $.9 billion in 2011 compared with $1.1 billion in 2010. Net charge-offs were $.9 billion for 2011 compared with $1.1 billion in the prior year. Improvements in credit quality are evident in the small business and credit card portfolios. We have continued to see increases in home equity delinquencies and as a result, we have worked with borrowers as employment and home values have been slow to recover in this economy. The level of provisioning will be dependent on general economic conditions, loan growth, utilization of credit commitments and asset quality.

Noninterest expense in 2011 increased $47 million from 2010. The increase was primarily attributable to selective investment in key areas of the business largely offset by lower FDIC expenses.

Growing core checking deposits is key to the Retail Banking strategy, and is critical to growing our overall payments business. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and

The PNC Financial Services Group, Inc. – Form 10-K    53

markets for growth, and focus on the retention and growth of balances for relationship customers.

In 2011, average total deposits of $122.5 billion decreased $3.1 billion, or 2%, compared with 2010.

•	Average demand deposits increased $3.4 billion, or 9%, over 2010. The increase was primarily driven by customer growth and customer preferences for liquidity.
•

Average money market deposits increased $877 million, or 2%, from 2010. The increase was primarily due to core money market growth as customers generally preferred more liquid deposits in a low rate environment.

•	Average savings deposits increased $1.2 billion, or 17%, over 2010. The increase was attributable to net customer growth and new product offerings.
•	Average consumer certificates of deposit decreased $8.5 billion or 21% from 2010. The decline is expected to continue through 2012 due to the continued run-off of higher rate certificates of deposit.

Currently, our primary focus is on a relationship-based lending strategy that targets specific customer sectors including mass and mass affluent consumers, small businesses and auto dealerships. In 2011, average total loans were $58.3 billion, a decrease of $429 million, or 1%, over 2010.

•

Average indirect auto loans increased $991 million, or 47%, over 2010. The increase was due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales.

•

Average education loans grew $606 million, or 7%, compared with 2010, primarily due to portfolio purchases in December 2010, July 2011, and November 2011 of approximately $450 million, $445 million, and $560 million, respectively.

•	Average auto dealer floor plan loans grew $114 million, or 9%, compared with 2010, primarily resulting from additional dealer relationships and higher line utilization.
•

Average credit card balances decreased $200 million, or 5%, over 2010. The decrease was primarily the result of fewer active accounts generating balances coupled with increased paydowns on existing accounts.

•	Average commercial and commercial real estate loans declined $610 million, or 5%, compared with 2010. The decline was primarily due to refinancings, paydowns, and charge-offs outpacing loan demand.
•

Average home equity loans declined $576 million, or 2%, compared with 2010. Home equity loan demand remained soft in the current economic climate. The decline is driven by loan demand being outpaced by paydowns, refinancings, and charge-offs. Retail Banking’s home equity loan portfolio is relationship based, with 96% of the portfolio attributable to borrowers in our primary geographic footprint. The nonperforming assets and charge-offs that we have experienced are within our expectations given current market conditions.

•

Average indirect other and residential mortgages are primarily run-off portfolios and declined $397 million and $419 million, respectively, compared with 2010. The indirect other portfolio is comprised of marine, RV, and other indirect loan products.

54    The PNC Financial Services Group, Inc. – Form 10-K

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Year ended December 31 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$3,417	$3,587
Noninterest income
Corporate service fees	767	961
Other	485	402
Noninterest income	1,252	1,363
Total revenue	4,669	4,950
Provision for credit losses (benefit)	(124)	303
Noninterest expense	1,830	1,821
Pretax earnings	2,963	2,826
Income taxes	1,088	1,032
Earnings	$1,875	$1,794
AVERAGE BALANCE SHEET
Loans
Commercial	$35,764	$32,787
Commercial real estate	13,938	16,466
Commercial – real estate related	3,782	3,076
Asset-based lending	8,171	6,318
Equipment lease financing	5,506	5,487
Total loans	67,161	64,134
Goodwill and other intangible assets	3,405	3,613
Loans held for sale	1,257	1,473
Other assets	9,220	8,320
Total assets	$81,043	$77,540
Deposits
Noninterest-bearing demand	$31,462	$24,713
Money market	12,925	12,153
Other	5,651	6,980
Total deposits	50,038	43,846
Other liabilities	13,323	11,949
Capital	8,010	8,588
Total liabilities and equity	$71,371	$64,383

Year ended December 31 Dollars in millions, except as noted	2011	2010
PERFORMANCE RATIOS
Return on average capital	23%	21%
Return on average assets	2.31	2.31
Noninterest income to total revenue	27	28
Efficiency	39	37
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$266	$287
Acquisitions/additions	43	35
Repayments/transfers	(42)	(56)
End of period	$267	$266
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management	$1,187	$1,220
Capital Markets	$622	$606
Commercial mortgage loans held for sale (b)	$113	$58
Commercial mortgage loan servicing income, net of amortization (c)	156	244
Commercial mortgage servicing rights (impairment)/recovery	(157)	(40)
Total commercial mortgage banking activities	$112	$262
Total loans (d)	$73,417	$63,695
Net carrying amount of commercial mortgage servicing rights (d)	$468	$665
Credit-related statistics:
Nonperforming assets (d) (e)	$1,889	$2,594
Purchased impaired loans (d) (f)	$404	$714
Net charge-offs	$375	$1,074
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.
(b)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivatives valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(c)	Includes net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization. Commercial mortgage servicing rights (impairment)/recovery is shown separately. Higher amortization and impairment charges in 2011 were due primarily to decreased interest rates and related prepayments by borrowers.
(d)	As of December 31.
(e)	Includes nonperforming loans of $1.7 billion at December 31, 2011 and $2.4 billion at December 31, 2010.
(f)	Recorded investment of purchased impaired loans related to acquisitions.

The PNC Financial Services Group, Inc. – Form 10-K    55

Corporate & Institutional Banking earned $1.9 billion in 2011 and $1.8 billion in 2010. The increase in earnings was primarily due to an improvement in the provision for credit losses, which was a benefit in 2011, partially offset by a reduction in the value of commercial mortgage servicing rights and lower net interest income. We continued to focus on adding new clients, increasing cross sales, and remaining committed to strong expense discipline.

Highlights of Corporate & Institutional Banking’s performance during 2011 include the following:

•	Overall results benefited from successful sales efforts to new clients and product penetration of the existing customer base.
•	New primary client acquisitions in Corporate Banking of 1,165 exceeded the 1,000 new primary clients goal for the year and represented a 15% increase over 2010 new primary clients.
•	Loan commitments increased 12% to $147 billion at year end 2011, primarily in our Business Credit, Healthcare, and Public Finance businesses.
•	Loan balances have increased steadily each quarter during 2011, including an increase in average loans for the fourth quarter of 2011 of $8.8 billion or 14%, compared to the fourth quarter of 2010.
•	Our Treasury Management business, which ranks among the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare.
•	Cross sales of treasury management and capital markets products to customers in PNC’s markets continued to be successful and were ahead of both targets and 2010.
•

Midland Loan Services, one of the leading third-party providers of servicing for the commercial real estate industry, received the highest U.S. servicer and special servicer ratings from Fitch Ratings and Standard & Poor’s for the 11th consecutive year.

•

Midland Loan Services was the number one servicer of FNMA and FHLMC multifamily and healthcare loans and was the second leading servicer of commercial and multifamily loans by volume as of December 31, 2011 according to Mortgage Bankers Association.

•	Mergers and Acquisitions Journal named Harris Williams & Co. Advisor of the Year in its March 2011 issue.

Net interest income in 2011 was $3.4 billion, a 5% decline from 2010, reflecting lower purchase accounting accretion and lower interest credits assigned to deposits, partially offset by impacts from increases in average deposits and loans.

Corporate service fees were $767 million in 2011, a decrease of $194 million from 2010, primarily due to a reduction in the value of commercial mortgage servicing rights largely driven by lower interest rates and higher loan prepayment rates, and lower special servicing fees. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

Other noninterest income was $485 million in 2011 compared with $402 million in 2010. The increase of $83 million was primarily due to valuations associated with the commercial mortgage held-for-sale portfolio, higher revenue from multi-family agency loan production and customer driven capital markets activity.

The provision for credit losses was a benefit of $124 million in 2011 compared with a provision of $303 million in 2010. The improvement reflected continued positive migration in portfolio credit quality which more than offset the impact of higher loan and commitment levels. Net charge-offs in 2011 of $375 million decreased $699 million, or 65%, compared with 2010. The decline was attributable primarily to the commercial real estate and aviation portfolios. Nonperforming assets declined for the seventh consecutive quarter, and at $1.9 billion represented a 27% decrease from December 31, 2010.

Noninterest expense was $1.8 billion in both 2011 and 2010. Higher compensation-related costs were offset by the impact of the sale of a duplicative agency servicing operation in 2010, costs associated with aviation assets held for sale in 2010, and lower legal expenses.

Average loans were $67.2 billion in 2011 compared with $64.1 billion in 2010, an increase of 5%.

•

The Corporate Banking business provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Average loans for this business increased $2.4 billion or 8% in 2011 compared with 2010. Loan commitments have increased since the second quarter of 2010 due to new customers and increased demand from existing customers.

•

PNC Real Estate provides commercial real estate and real-estate related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business declined $1.1 billion or 7% in 2011 compared to 2010 due to loan sales, paydowns and charge-offs, partially offset by improved originations.

•

PNC Business Credit is one of the top asset-based lenders in the country. The loan portfolio is relatively high yielding, with moderate risk, as the loans are mainly secured by liquid assets. Average loans increased $1.9 billion or 30% in 2011 compared with 2010 due to customers seeking stable lending sources, loan usage rates, and market expansion. We expanded our operations with the acquisition of an asset-based lending group in the United Kingdom, completed in November 2010. Total loans acquired were approximately $300 million.

56    The PNC Financial Services Group, Inc. – Form 10-K

•	PNC Equipment Finance is the 4th largest bank-affiliated leasing company with over $9 billion in equipment finance assets.

Average deposits were $50.0 billion in 2011, an increase of $6.2 billion, or 14%, compared with 2010.

•	Deposit growth has been very strong, particularly in the second half of 2011, and is an industry-wide trend as clients are holding record levels of cash and liquidity.
•	Deposit inflows into noninterest-bearing demand deposits continued as FDIC insurance has been an attraction for customers maintaining liquidity during this prolonged period of low interest rates.
•

The repeal of Regulation Q limitations on interest-bearing commercial demand deposit accounts became effective in the third quarter of 2011. As expected, interest in this product has been muted due to the current rate environment and the limited amount of FDIC insurance coverage.

The commercial mortgage servicing portfolio was $267 billion at December 31, 2011 compared with $266 billion December 31, 2010. Servicing additions were mostly offset by portfolio run-off.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.

ASSET MANAGEMENT GROUP

(Unaudited)

Year ended December 31 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$238	$256
Noninterest income	649	628
Total revenue	887	884
Provision for credit losses (benefit)	(24)	20
Noninterest expense	687	647
Pretax earnings	224	217
Income taxes	83	80
Earnings	$141	$137
AVERAGE BALANCE SHEET
Loans
Consumer	$4,108	$4,025
Commercial and commercial real estate	1,301	1,434
Residential mortgage	706	850
Total loans	6,115	6,309
Goodwill and other intangible assets	361	399
Other assets	243	246
Total assets	$6,719	$6,954
Deposits
Noninterest-bearing demand	$1,209	$1,324
Interest-bearing demand	2,361	1,835
Money market	3,589	3,283
Total transaction deposits	7,159	6,442
CDs/IRAs/savings deposits	632	748
Total deposits	7,791	7,190
Other liabilities	74	89
Capital	349	402
Total liabilities and equity	$8,214	$7,681
PERFORMANCE RATIOS
Return on average capital	40%	34%
Return on average assets	2.10	1.97
Noninterest income to total revenue	73	71
Efficiency	77	73
OTHER INFORMATION
Total nonperforming assets (a) (b)	$60	$90
Purchased impaired loans (a) (c)	$127	$146
Total net charge-offs	$–	$42

The PNC Financial Services Group, Inc. – Form 10-K    57

Year ended December 31 Dollars in millions, except as noted	2011	2010
ASSETS UNDER ADMINISTRATION (in billions) (a) (d)
Personal	$100	$99
Institutional	110	113
Total	$210	$212
Asset Type
Equity	$111	$115
Fixed Income	66	63
Liquidity/Other	33	34
Total	$210	$212
Discretionary assets under management
Personal	$69	$69
Institutional	38	39
Total	$107	$108
Asset Type
Equity	$53	$55
Fixed Income	38	36
Liquidity/Other	16	17
Total	$107	$108
Nondiscretionary assets under administration
Personal	$31	$30
Institutional	72	74
Total	$103	$104
Asset Type
Equity	$58	$60
Fixed Income	28	27
Liquidity/Other	17	17
Total	$103	$104
(a)	As of December 31.
(b)	Includes nonperforming loans of $56 million at December 31, 2011 and $82 million at December 31, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

Asset Management Group earned $141 million for 2011 compared with $137 million for 2010. Assets under administration were $210 billion at December 31, 2011 and $212 billion at December 31, 2010. Earnings for 2011 reflected a benefit from the provision for credit losses and growth in noninterest income, partially offset by higher noninterest expense and lower net interest income. Noninterest expense increased due to continued strategic investments in the business including front-line sales staff and new client facing technology. The core growth strategies for the business include: increasing channel penetration; investing in higher growth geographies; and investing in differentiated client-facing technology. For 2011, the business delivered strong sales production, grew high value clients and benefited from significant referrals from other PNC lines of business. Over time and with stabilized market conditions, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income.

Highlights of Asset Management Group’s performance during 2011 include the following:

•	Positive net flows in both discretionary assets under management and total assets under administration;
•	Strong sales production, up nearly 40% over the prior year including a 26% increase in the acquisition of new high value clients;
•	Significant referrals from other PNC lines of business, an increase of approximately 50% over 2010;
•	Improved credit quality and performance;
•	Continuing levels of new business investment and focused hiring to drive growth with nearly 300 external new hires; and
•	Roll-out of PNC Wealth InsightSM, our new online client reporting tool.

Assets under administration were $210 billion at December 31, 2011 compared with $212 billion at December 31, 2010. Discretionary assets under management were $107 billion at December 31, 2011 compared with $108 billion at December 31, 2010. The decrease in the comparisons was driven by the exit of pension related assets and flat equity markets on a comparative period end basis, offsetting strong sales performance and successful client retention.

Total revenue for 2011 was $887 million compared with $884 million for 2010. Net interest income was $238 million for 2011 compared with $256 million for 2010. The decrease was attributable to lower loan yields, lower loan balances and lower interest credits assigned to deposits reflective of the current low rate environment. Noninterest income was $649 million for 2011, up $21 million from the prior year due to stronger average equity markets, increased sales and new client acquisition. Noninterest income in the prior year benefitted from approximately $19 million of tax, termination, integration, and litigation related items that were not repeated in 2011. Excluding these items in the comparison, total noninterest income grew 6%.

Provision for credit losses was a benefit of $24 million for 2011 reflecting improved credit quality compared with provision of $20 million for 2010. Net charge-offs were immaterial in 2011 as charge-off activity was mitigated by significant recoveries compared with net charge-offs of $42 million in 2010.

Noninterest expense was $687 million in 2011, an increase of $40 million or 6% from the prior year. The increase was attributable to investments in the business to drive growth and higher compensation-related costs. Asset Management Group remains focused on disciplined expense management as it invests in these strategic growth opportunities.

Average deposits of $7.8 billion for 2011 increased $601 million, or 8%, over the prior year. Average transaction deposits grew 11% compared with 2010 and were partially offset by the strategic run-off of higher rate certificates of deposit in the comparison. Average loan balances of $6.1

58    The PNC Financial Services Group, Inc. – Form 10-K

billion decreased $194 million, or 3%, from the prior year primarily due to credit risk management activities within the portfolio offsetting new client acquisition.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Year ended December 31 Dollars in millions, except as noted	2011	2010
INCOME STATEMENT
Net interest income	$201	$256
Noninterest income
Loan servicing revenue
Servicing fees	226	242
Net MSR hedging gains	220	245
Loan sales revenue	282	231
Other	19	18
Total noninterest income	747	736
Total revenue	948	992
Provision for credit losses	5	5
Noninterest expense	797	563
Pretax earnings	146	424
Income taxes	59	155
Earnings	$87	$269
AVERAGE BALANCE SHEET
Portfolio loans	$2,771	$2,649
Loans held for sale	1,492	1,322
Mortgage servicing rights (MSR)	905	1,017
Other assets	6,102	4,259
Total assets	$11,270	$9,247
Deposits	$1,675	$2,716
Borrowings and other liabilities	3,877	2,823
Capital	731	919
Total liabilities and equity	$6,283	$6,458
PERFORMANCE RATIOS
Return on average capital	12%	29%
Return on average assets	.77	2.91
Noninterest income to total revenue	79	74
Efficiency	84	57
RESIDENTIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$125	$145
Acquisitions	6
Additions	12	10
Repayments/transfers	(25)	(30)
End of period	$118	$125
Servicing portfolio statistics: (a)
Fixed rate	90%	89%
Adjustable rate/balloon	10%	11%
Weighted-average interest rate	5.38%	5.62%
MSR capitalized value (in billions)	$.7	$1.0
MSR capitalization value (in basis points)	54	82
Weighted-average servicing fee (in basis points)	29	30

Year ended December 31 Dollars in millions, except as noted	2011	2010
OTHER INFORMATION
Loan origination volume (in billions)	$11.4	$10.5
Percentage of originations represented by:
Agency and government programs	100%	99%
Refinance volume	76%	74%
Total nonperforming assets (a) (b)	$76	$172
Purchased impaired loans (a) (c)	$112	$161
(a)	As of December 31.
(b)	Includes nonperforming loans of $31 million at December 31, 2011 and $109 million at December 31, 2010.
(c)	Recorded investment of purchased impaired loans related to acquisitions.

Residential Mortgage Banking earned $87 million in 2011 compared with $269 million in 2010. The decline in earnings was driven by an increase in noninterest expense associated with increased costs for residential mortgage foreclosure-related expenses, primarily as a result of ongoing governmental matters, and lower net interest income, partially offset by an increase in loan originations and higher loans sales revenue.

Highlights of Residential Mortgage Banking’s performance during 2011 include the following:

•

Total loan originations were $11.4 billion for 2011 compared with $10.5 billion in 2010. Refinance volume increased compared to the 2010 period. Loans continue to be originated primarily through direct channels under FNMA, FHLMC and FHA/VA agency guidelines.

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At December 31, 2011, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $83 million compared with $144 million at December 31, 2010. See the Recourse And Repurchase Obligations section of this Item 7 and Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

•

Residential mortgage loans serviced for others totalled $118 billion at December 31, 2011 compared with $125 billion at December 31, 2010 as payoffs continued to outpace new direct loan origination volume.

•

Noninterest income was $747 million in 2011 compared with $736 million in 2010. The increase resulted from higher loan sales revenue driven by higher loan origination volume, partially offset by lower net hedging gains on residential mortgage servicing rights and lower loan servicing revenue.

The PNC Financial Services Group, Inc. – Form 10-K    59

•	Net interest income was $201 million in 2011 compared with $256 million in 2010. The decrease in the comparison was primarily due to lower interest earned on escrow deposits.
•

Noninterest expense was $797 million in 2011 compared with $563 million in 2010. The increase from the prior year period was primarily due to higher residential mortgage foreclosure-related expenses, primarily as a result of ongoing governmental matters.

•

The fair value of residential mortgage servicing rights was $.7 billion at December 31, 2011 compared with $1.0 billion at December 31, 2010. The decline in fair value was primarily due to lower mortgage rates which has resulted in higher prepayment rates.

BLACKROCK

(Unaudited)

Information related to our equity investment in BlackRock follows:

Year ended December 31 Dollars in millions	2011	2010
Business segment earnings (a)	$361	$351
PNC’s economic interest in BlackRock (b)	21%	20%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings net of additional income taxes on those earnings incurred by PNC.
(b)	At December 31.

In billions	Dec. 31 2011	Dec. 31 2010
Carrying value of PNC’s investment in BlackRock (c)	$5.3	$5.1
Market value of PNC’s investment in BlackRock (d)	6.4	6.9
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.7 billion at December 31, 2011 and $1.8 billion at December 31, 2010.
(d)	Does not include liquidity discount.

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

On September 29, 2011, PNC transferred 1.3 million shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. Upon transfer, Other assets and Other liabilities on our Consolidated Balance Sheet were reduced by $172 million, representing the fair value of the shares transferred. Additional information regarding our BlackRock LTIP shares obligation is included in Note 15 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

At December 31, 2011, approximately 1.5 million shares of BlackRock Series C Preferred Stock were available to fund a portion of awards under future BlackRock LTIP programs.

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. Our voting interest in BlackRock common stock (approximately 24% at December 31, 2011) is higher than our overall share of BlackRock’s equity and earnings.

60    The PNC Financial Services Group, Inc. – Form 10-K

NON-STRATEGIC ASSETS PORTFOLIO

(Unaudited)

Year ended December 31 Dollars in millions	2011	2010
INCOME STATEMENT
Net interest income	$913	$1,229
Noninterest income	47	(93)
Total revenue	960	1,136
Provision for credit losses	366	976
Noninterest expense	275	250
Pretax earnings (loss)	319	(90)
Income taxes (benefit)	119	(33)
Earnings (loss)	$200	$(57)
AVERAGE BALANCE SHEET
Commercial Lending:
Commercial/Commercial real estate	$1,277	$2,240
Lease financing	712	781
Total commercial lending	1,989	3,021
Consumer Lending:
Consumer	5,257	6,240
Residential real estate	6,161	7,585
Total consumer lending	11,418	13,825
Total portfolio loans	13,407	16,846
Other assets (a)	(288)	671
Total assets	$13,119	$17,517
Deposits and other liabilities	$111	154
Capital	1,319	1,621
Total liabilities and equity	$1,430	$1,775
PERFORMANCE RATIOS
Return on average capital	15%	(4)%
Return on average assets	1.52	(.33)
OTHER INFORMATION
Nonperforming assets (b) (c)	$1,024	$1,242
Purchased impaired loans (b) (d)	$5,251	$5,879
Net charge-offs (e)	$370	$677
Net charge-off ratio (e)	2.76%	4.02%
LOANS (b)
Commercial Lending
Commercial/Commercial real estate	$976	$1,684
Lease financing	670	764
Total commercial lending	1,646	2,448
Consumer Lending
Consumer	4,930	5,769
Residential real estate	5,840	6,564
Total consumer lending	10,770	12,333
Total loans	$12,416	$14,781
(a)	Other assets includes deferred taxes and loan reserves.
(b)	As of December 31.
(c)	Includes nonperforming loans of $.7 billion at December 31, 2011 and $.9 billion at December 31, 2010.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At December 31, 2011, this segment contained 79% of PNC’s purchased impaired loans.
(e)	For the year ended December 31.

This business segment (formerly Distressed Assets Portfolio) consists primarily of acquired non-strategic assets that fall outside of our core business strategy. Non-Strategic Assets Portfolio had earnings of $200 million in 2011 compared with a loss of $57 million in 2010. The increase was primarily attributable to a lower provision for credit losses partially offset by lower net interest income.

Highlights of Non-Strategic Assets Portfolio’s performance during 2011 include the following:

•

Average loans declined to $13.4 billion in 2011 compared with $16.8 billion in 2010. The expected decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets.

•	Net interest income was $.9 billion in 2011 compared with $1.2 billion in 2010. The decrease reflected lower loan balances and related purchase accounting accretion.
•

Noninterest income was $47 million in 2011 compared with a loss of $93 million in 2010. 2010 included an increase to the liability for estimated losses on repurchase and indemnification claims on brokered home equity loans sold to investors.

•	The provision for credit losses was $366 million in 2011 compared with $976 million in 2010. The decline was driven primarily by lower losses in first mortgage and residential construction portfolios.
•

Noninterest expense in 2011 was $275 million compared with $250 million in 2010. The increase was driven by residential mortgage foreclosure-related expenses, primarily as a result of ongoing governmental matters.

•

Nonperforming loans decreased to $.7 billion at December 31, 2011 compared with $.9 billion at December 31, 2010. The consumer lending portfolio comprised 66% of the nonperforming loans at December 31, 2011. Nonperforming consumer loans increased $20 million.

•	Net charge-offs were $370 million in 2011 and $677 million in 2010. The decrease was due to lower charge-offs on residential real estate and commercial real estate loans.

The PNC Financial Services Group, Inc. – Form 10-K    61

The majority of assets within this portfolio were obtained through acquisitions and fall outside of our core business strategy. Consequently, the business activity of this segment is to manage the wind-down of the portfolio assigned to it while maximizing the value and mitigating risk. The fair value marks taken upon acquisition of the assets, the team we have in place, and targeted asset resolution strategies help us to manage these assets. Additionally, our capital and liquidity positions provide us flexibility in a challenging environment to optimize returns on this portfolio for our shareholders.

•	The $12.4 billion of loans held in this portfolio at December 31, 2011 are stated inclusive of a fair value adjustment on purchased impaired loans at acquisition. Taking the adjustment and the ALLL into account, the net carrying basis of this loan portfolio is 79% of customer outstandings.
•

The Commercial Lending portfolio within this segment is comprised of $1.0 billion in residential development loans (i.e. condominiums, townhomes, developed and undeveloped land) and $.7 billion of performing cross-border leases. This portfolio has been reduced by 33% since December 31, 2010 driven by the decline in residential development loans. The cross-border lease portfolio has been relatively stable. These assets are long-term and are of high credit quality.

•

The performance of the Consumer Lending portfolio within this segment is dependent upon economic growth, unemployment rates, the housing market recovery and the interest rate environment. The portfolio’s credit quality performance has stabilized through actions taken by management over the last three years. Approximately 76% of customers have been current with principal and interest payments for the past 12 months. Consumer Lending consists of consumer loans, which are mainly brokered home equity loans and lines of credit, and residential real estate mortgages. The residential real estate mortgage portfolio is composed of jumbo and ALT-A first lien mortgages, non-prime first and second lien mortgages and, to a lesser extent, residential construction loans. Management has implemented various refinance programs, line management programs, and loss mitigation programs to mitigate risks within these portfolios while assisting borrowers to maintain homeownership when possible.

•

When loans are sold, we may assume certain loan repurchase obligations associated with those loans primarily relating to situations where investors may request PNC to indemnify them against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At December 31, 2011, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio business segment was $47 million. No substantial additional reserves were recorded in 2011. See the Recourse And Repurchase Obligations section of this Item 7 and Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report describes the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions and such variations may significantly affect our reported results and financial position for the period or in future periods.

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

PNC applies Fair Value Measurements and Disclosures (ASC 820). This guidance defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. This guidance requires a three level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable.

62    The PNC Financial Services Group, Inc. – Form 10-K

The following sections of this Report provide further information on this type of activity:

•	Fair Value Measurements included within this Item 7, and
•	Note 8 Fair Value included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We maintain the ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio and on these unfunded credit facilities as of the balance sheet date. Our determination of the allowances is based on periodic evaluations of the loan and lease portfolios and unfunded credit facilities and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default (PD),
•	Loss given default (LGD),
•	Exposure at date of default (EAD),
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, and
•	Qualitative factors such as changes in current economic conditions that may not be reflected in historical results.

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

Commercial lending is the largest category of credits and is the most sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $2.0 billion, or 46%, of the ALLL at December 31, 2011 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $2.3 billion, or 54%, of the ALLL at December 31, 2011 have been allocated to these consumer lending categories.

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

Estimated Cash Flows On Purchased Impaired Loans

ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) provides the GAAP guidance for accounting for certain loans. These loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that the investor will be unable to collect all contractually required payments receivable, including both principal and interest.

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

Those loans that qualify under ASC 310-30 are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Measurement of the fair value of the loan is based on the provisions of ASC 820. ASC 310-30 prohibits the carryover or establishment of an allowance for loan losses on the acquisition date.

Subsequent to the acquisition of the loan, we are required to continue to estimate cash flows expected to be collected over the life of the loan. The measurement of expected cash flows involves assumptions and judgments as to credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds and collateral values. All of these factors are inherently subjective and can result in significant changes in the cash flow estimates over the life of the loan. Such changes in expected cash flows could increase future earnings volatility due to increases or decreases in the accretable yield (i.e., the difference between the undiscounted expected cash flows and the recorded investment in the loan). The accretable yield is recognized as interest income on a constant effective yield method over the life of the loan. In addition, changes in expected cash flows could result in the recognition of impairment through provision for credit losses if the decline in expected cash flows is attributable to a decline in credit quality.

The PNC Financial Services Group, Inc. – Form 10-K    63

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

As such, the value of goodwill is supported by earnings, which is driven by transaction volume and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could result in a current period charge to earnings. At least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date, management reviews the current operating environment and strategic direction of each reporting unit taking into consideration any events or changes in circumstances that may have an effect on the unit. For this review, inputs are generated and used in calculating the fair value of the reporting unit, which is compared to its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit is not considered impaired. However, if the fair value of the reporting unit is less than its carrying amount, the reporting unit’s goodwill would be evaluated for impairment. In this circumstance, the implied fair value of reporting unit goodwill would be compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, the difference is recognized as an impairment loss. The implied fair value of reporting unit goodwill is determined by assigning the fair value of a reporting unit to its assets and liabilities (including any unrecognized intangible assets) with the residual amount equal to the implied fair value of goodwill as if the reporting unit had been acquired in a business combination.

The fair values of our reporting units are determined using a discounted cash flow valuation model, with assumptions based upon market comparables, and in certain instances we may also consider additional fair value market indicators. Based on the results of our analysis, there have been no impairment charges related to goodwill in 2011, 2010 or 2009. Despite the impact of challenging market conditions and Dodd-Frank regulations on earnings, we believe our Retail Banking reporting unit is well positioned given expected long-term growth in deposits (including the impact of continued run off of higher rate CDs), its demonstrated ability to acquire new customers while retaining existing ones, based in part upon a suite of best-in-class products that are continually enhanced (e.g., Virtual Wallet®, Business Banking’s Cash Flow OptionsSM, and credit cards), expansion into new markets with above average demographic growth attributes, cross-sell opportunities for existing and new customers, a focus on retirement and investment services for the mass and mass affluent customer sectors, a scale that helps lower per unit cost for increased regulatory costs, and disciplined expense management.

See Note 9 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Lease Residuals

We provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock and automobiles through a variety of lease arrangements. Direct financing leases are carried at the sum of lease payments and the estimated residual value of the leased property, less unearned income. Residual value insurance or guarantees by governmental entities provide support for a significant portion of the residual value. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. Residual values are derived from historical remarketing experience, secondary market contacts, and industry publications. To the extent not guaranteed or assumed by a third-party, or otherwise insured against, we bear the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value, which could result in an impairment charge and reduce earnings in the future. Residual values are reviewed for impairment on an annual basis.

Revenue Recognition

We earn net interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Asset management,
•	Customer deposits,
•	Loan sales and servicing,
•	Brokerage services,
•	Sale of loans and securities,
•	Certain private equity activities, and
•	Securities and derivatives trading activities including foreign exchange.

We also earn fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services, providing merger and acquisition advisory and related services, and participating in certain capital markets transactions. Revenue earned on

64    The PNC Financial Services Group, Inc. – Form 10-K

interest-earning assets including unearned income in the accretion of fair value adjustments on discounts recognized on acquired or purchased loans is recognized based on the constant effective yield of the financial instrument.

The timing and amount of revenue that we recognize in any period is dependent on estimates, judgments, assumptions, and interpretation of contractual terms. Changes in these factors can have a significant impact on revenue recognized in any period due to changes in products, market conditions or industry norms.

Residential And Commercial Mortgage Servicing Rights

We elect to measure our residential mortgage servicing rights (MSRs) at fair value. This election was made to be consistent with our risk management strategy to hedge changes in the fair value of these assets as described below. The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

Assumptions incorporated into the residential MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable prices so the precise terms and conditions of sales are not available. As a benchmark for the reasonableness of its residential MSRs fair value, PNC obtains opinions of value from independent parties (“brokers”). These brokers provided a range (+/- 10 bps) based upon their own discounted cash flow calculations of our portfolio that reflected conditions in the secondary market, and any recently executed servicing transactions. PNC compares its internally-developed residential MSRs value to the ranges of values received from the brokers. If our residential MSRs fair value falls outside of the brokers’ ranges, management will assess whether a valuation adjustment is warranted. For 2011 and 2010, PNC’s residential MSRs value has not fallen outside of the brokers’ ranges. We consider our residential MSRs value to represent a reasonable estimate of fair value.

Commercial MSRs are purchased or originated when loans are sold with servicing retained. Commercial MSRs do not trade in an active market with readily observable prices so the precise terms and conditions of sales are not available. Commercial MSRs are initially recorded at fair value and are subsequently accounted for at the lower of amortized cost or fair value. Commercial MSRs are periodically evaluated for impairment. For purposes of impairment, the commercial mortgage servicing rights are stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. The fair value of commercial MSRs is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds.

PNC employs risk management strategies designed to protect the value of MSRs from changes in interest rates and related market factors. Residential MSRs values are economically hedged with securities and derivatives, including interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value negatively correlated to the change in fair value of the hedged residential MSRs portfolio. The hedge relationships are actively managed in response to changing market conditions over the life of the residential MSRs assets. Commercial MSRs are economically hedged at a macro level or with specific derivatives to protect against a significant decline in interest rates. Selecting appropriate financial instruments to economically hedge residential or commercial MSRs requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be less predictable in the short term, but over longer periods of time are expected to protect the economic value of the MSRs.

The fair value of residential and commercial MSRs and significant inputs to the valuation model as of December 31, 2011 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses a third-party model to estimate future residential loan prepayments and internal proprietary models to estimate future commercial loan prepayments. These models have been refined based on current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

Residential Mortgage Servicing Rights

Dollars in millions	December 31 2011	December 31 2010
Fair value	$647	$1,033
Weighted-average life (in years) (a)	3.6	5.8
Weighted-average constant prepayment rate (a)	22.10%	12.61%
Weighted-average option adjusted spread	11.77%	12.18%
(a)	Changes in weighted-average life and weighted-average constant prepayment rate reflect the cumulative impact of changes in rates, prepayment expectations and model changes.

The PNC Financial Services Group, Inc. – Form 10-K    65

Commercial Mortgage Servicing Rights

Dollars in millions	December 31 2011	December 31 2010
Fair value	$471	$674
Weighted-average life (in years) (a)	5.9	6.3
Prepayment rate range (a) (b)	13% – 28%	10% – 24%
Effective discount rate range	6% – 9%	7% – 9%
(a)	Changes in weighted-average life and prepayment rate reflect the cumulative impact of changes in rates, prepayment expectations and model changes.
(b)	Represents modeled prepayment rates considering the effective dates of prepayment penalties.

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

Residential Mortgage Servicing Rights

Dollars in millions	December 31 2011	December 31 2010
Weighted-average constant prepayment rate:
Decline in fair value from 10% adverse change	$44	$41
Decline in fair value from 20% adverse change	$84	$86
Weighted-average option adjusted spread:
Decline in fair value from 10% adverse change	$25	$43
Decline in fair value from 20% adverse change	$48	$83

Commercial Mortgage Servicing Rights

Dollars in millions	December 31 2011	December 31 2010
Prepayment rate range:
Decline in fair value from 10% adverse change	$6	$8
Decline in fair value from 20% adverse change	$11	$16
Effective discount rate range:
Decline in fair value from 10% adverse change	$9	$13
Decline in fair value from 20% adverse change	$18	$26

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

Proposed Accounting Standards

The Financial Accounting Standards Board (FASB) issued several Exposure Drafts for comment during 2011 as well as the beginning of 2012.

66    The PNC Financial Services Group, Inc. – Form 10-K

In November 2011, the FASB issued Proposed Accounting Standards Update – Consolidation (Topic 810) – Principal versus Agent Analysis. This proposal would require a reporting entity to evaluate whether a decision maker is using its power as a principal or an agent. This evaluation would affect whether an entity is a variable interest entity and, if so, whether the reporting entity should consolidate the entity. The principal or agent decision would be based on the rights held by other parties, the compensation received by the decision maker and the decision maker’s exposure to variability of returns from any other interests that it holds in the entity. This proposal would change the evaluation of kick-out and participating rights held by noncontrolling shareholders in a consolidation analysis. Additionally, the proposal would impact the requirements for determining when a general partner controls a limited partnership. Lastly, the proposal would rescind the indefinite deferral of variable interest entity analysis provided for an investment manager and other similar entities. The comment period ended February 15, 2012. We are evaluating the impact of this proposal on our financial statements.

In November 2011, the FASB issued Proposed Accounting Standards Update (Revised) – Revenue Recognition (Topic 605) – Revenue from Contracts with Customers. Under the proposal, an entity would recognize revenue from contracts with customers when it transfers promised goods or services to the customer. The revenue recognized would be the transaction price based upon the consideration promised by the customer in exchange for the transferred goods or services. The proposal includes guidance on how to determine when a good or service is transferred over time, how to account for warranties, how to determine a transaction price (including collectability, time value of money, and variable consideration), and a practical expedient that permits an entity to recognize as an expense costs of obtaining a contract (if one year or less). The effective date has not yet been determined. The comment period ends on March 13, 2012. On January 4, 2012, the FASB issued a second proposal on Revenue Recognition that illustrates the proposed amendments to the FASB Accounting Standards Codification, which were excluded from the first proposal issued in November 2011. The comment period for the second proposal also ends on March 13, 2012. We are evaluating the impact of these proposals on our financial statements.

In October 2011, the FASB issued Proposed Accounting Standards Update – Financial Services – Investment Companies (Topic 946). This proposal would change the definition of an investment company. Additionally, it would require that an investment company consolidate another investment company in which it holds a controlling financial interest. Consistent with current U.S. GAAP, a noninvestment company parent of an investment company would continue to retain the specialized consolidation accounting. The effective date has not yet been determined. The comment period ended February 15, 2012. We are evaluating the impact of this proposal on our financial statements.

In October 2011, the FASB also issued Proposed Accounting Standards Update – Real Estate – Investment Property Entities (Topic 973). This proposal provides accounting guidance for an entity that meets the criteria to be an investment property entity. Investment properties acquired by an investment property entity would be required to be recorded at fair value with changes in value recorded in earnings. The effective date has not yet been determined. The comment period ended February 15, 2012. We are evaluating the impact of this proposal on our financial statements.

In January 2011, the FASB issued Supplementary Document – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities – Impairment. Subsequent to this proposal, in June 2011, the FASB and IASB proposed a credit impairment model that would divide loans into three buckets for purposes of calculating impairment. The three buckets are: (1) portfolios with little to no evidence of credit impairment, (2) portfolios with observable evidence of credit impairment, and (3) individual instruments that are credit impaired. The proposed impairment calculations for the three buckets are as follows: (1) expected losses for the next 12 months for portfolios of instruments, (2) expected lifetime losses for portfolios of instruments, and (3) expected lifetime losses for individual instruments, respectively. All instruments would be initially classified in bucket 1 and transition to buckets 2 and 3 if credit performance deteriorates from origination or acquisition. This proposal continues to be discussed among the FASB and IASB. A new exposure draft is expected to be issued in the second quarter of 2012. We are evaluating the impact of this proposal on our financial statements.

Recent Accounting Pronouncements

See Note 1 Accounting Policies in the Notes To the Consolidated Financial Statements in Item 8 of this Report regarding the impact of new accounting pronouncements.

The PNC Financial Services Group, Inc. – Form 10-K    67

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

The discount rate used to measure pension obligations is determined by comparing the expected future benefits that will be paid under the plan with yields available on high quality corporate bonds of similar duration. In lower interest rate environments, the sensitivity of pension expense to the assumed discount rate increases. The impact on pension expense of a 0.5% decrease in discount rate in the current environment is $23 million per year. In contrast, the sensitivity to the same change in discount rate in a higher interest rate environment is less significant.

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

To evaluate the continued reasonableness of our assumption, we examine a variety of viewpoints and data. Various studies have shown that portfolios comprised primarily of US equity securities have historically returned approximately 10% annually over long periods of time, while US debt securities have returned approximately 6% annually over long periods. Application of these historical returns to the plan’s allocation ranges for equities and bonds produces a result between 7.25% and 8.75% and is one point of reference, among many other factors, that is taken into consideration. We also examine the plan’s actual historical returns over various periods. Recent experience is considered in our evaluation with appropriate consideration that, especially for short time periods, recent returns are not reliable indicators of future returns. While annual returns can vary significantly (rates of return for 2011, 2010, and 2009 were +.11%, +14.87%, and +20.61%, respectively), the selected assumption represents our estimated long-term average prospective returns.

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

Taking into consideration all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2011 was 7.75%, down from 8.00% for 2010. This reduction was made after considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective fixed income returns. We are maintaining our expected long-term return on assets at 7.75% for determining pension cost for 2012.

Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to increase or decrease by up to $8 million as the impact is amortized into results of operations.

We currently estimate a pretax pension expense of $93 million in 2012 compared with pretax expense of $3 million in 2011. This year-over-year expected increase is primarily due to the amortization impact of the unfavorable 2011 investment returns as compared with the expected long-term return assumption and the increase in obligations due to the drop in the discount rate. In addition, the estimate for 2012 includes approximately $2 million for employees expected to join the plan after the RBC Bank (USA) acquisition.

68    The PNC Financial Services Group, Inc. – Form 10-K

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2012 estimated expense as a baseline.

Change in Assumption (a)	Estimated Increase to 2012 Pension Expense (In millions)
.5% decrease in discount rate	$23
.5% decrease in expected long-term return on assets	$18
.5% increase in compensation rate	$2
(a)	The impact is the effect of changing the specified assumption while holding all other assumptions constant.

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of permitted contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. We do not expect to be required by law to make any contributions to the plan during 2012.

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

Commercial Mortgage Loan Recourse Obligations

We originate, close, and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At December 31, 2011 and December 31, 2010, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.0 billion and $13.2 billion, respectively. The potential maximum exposure under the loss share arrangements was $4.0 billion at both December 31, 2011 and December 31, 2010. We maintain a reserve for estimated losses based on our exposure. The reserve for losses under these programs totaled $47 million and $54 million as of December 31, 2011 and December 31, 2010, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Residential Mortgage Loan and Home Equity Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in the Notes To Consolidated Financial Statements in Item 8 of this Report, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and the Government National Mortgage Association (GNMA) program, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with Federal Housing Agency (FHA) and Department of Veterans Affairs (VA)-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

PNC’s repurchase obligations also include certain brokered home equity loans/lines that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of the whole-loans sold in these transactions. Repurchase activity associated with brokered home equity lines/loans are reported in the Non-Strategic Assets Portfolio segment.

Loan covenants and representations and warranties are established through loan sale agreements with various investors to provide assurance that PNC has sold loans to

The PNC Financial Services Group, Inc. – Form 10-K    69

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

Investor indemnification or repurchase claims are typically settled on an individual loan basis through make-whole payments or loan repurchases; however, on occasion we may negotiate pooled settlements with investors. In connection with pooled settlements, we typically do not repurchase loans and the consummation of such transactions generally results in us no longer having indemnification and repurchase exposure with the investor in the transaction.

The following table details the unpaid principal balance of our unresolved indemnification and repurchase claims at December 31, 2011 and December 31, 2010.

Analysis of Unresolved Asserted Indemnification and Repurchase Claims

In millions	Dec. 31 2011	Dec. 31 2010
Residential mortgages:
Agency securitizations	$302	$110
Private investors (a)	73	100

Home equity loans/lines:
Private investors (b)	110	299
Total unresolved claims	$485	$509
(a)	Activity relates to loans sold through Non-Agency securitization and whole-loan sale transactions.
(b)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.

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

The table below details our indemnification and repurchase claim settlement activity during 2011 and 2010.

Analysis of Indemnification and Repurchase Claim Settlement Activity

	2011			2010
Year ended December 31 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
Agency securitizations	$220	$115	$74	$358	$151	$150
Private investors (e)	76	48	14	127	54	31

Home equity loans/lines:
Private investors – Repurchases (f) (g)	42	107	3	28	35	3
Total indemnification and repurchase settlements	$338	$270	$91	$513	$240	$184
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans, and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in Item 8 of this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and whole-loan sale transactions.
(f)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.
(g)	Included in the Losses Incurred column are payments associated with pooled settlement activities. These payments were made to settle disputed pending repurchase claims as well as any future repurchase claims made by investors. No loans were repurchased in these transactions and accordingly, balances associated with these activities are not included in the Unpaid Principal Balance and Fair Value of Repurchased Loans columns in this table.

70    The PNC Financial Services Group, Inc. – Form 10-K

During 2011 and 2010, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: 1) misrepresentation of income, assets or employment; 2) property evaluation or status issues (e.g., appraisal, title, etc.); 3) underwriting guideline violations; or 4) mortgage insurance rescissions. During 2011, the volume of residential mortgage indemnification and repurchase claims increased reflecting the prolonged weak residential housing sector and the continuing industry trend of Agency investors pursuing strategies to aggressively reduce their exposure to losses on purchased loans. This increase, along with an increase in the average time to resolve investor claims, has contributed to the higher balances of unresolved claims for residential mortgages at December 31, 2011. The extended period of time to resolve these investor claims coupled with higher claim rescission rates drove the decline in residential mortgage indemnification and repurchase settlement activity in 2011. As the level of residential mortgage claims increased over the past couple of years, management focused its efforts on improving its process to review and respond to these claims. The lower balance of unresolved indemnification and repurchase claims for home equity loans/lines at December 31, 2011 was primarily attributed to pooled settlement activity and higher claim rescission rates during 2011. Management also implemented enhancements to its process of reviewing and responding to investor claims for this sold portfolio. The pooled settlement activity also drove the year-over-year increase in home equity indemnification and repurchase settlements. As a result, certain investor indemnification and repurchase requests received in 2010 were not resolved until the pooled settlement activity occurred in 2011.

For the first and second-lien mortgage balances of unresolved and settled claims contained in the tables above, a significant amount of these claims were associated with sold loans originated through correspondent lender and broker origination channels. For the home equity loans/lines sold portfolio, all unresolved and settled claims relate to loans originated through the broker origination channel. In certain instances when indemnification or repurchase claims are settled for these types of sold loans, we have recourse back to the correspondent lenders, brokers and other third-parties (e.g., contract underwriting companies, closing agents, appraisers, etc.). Depending on the underlying reason for the investor claim, we determine our ability to pursue recourse with these parties and file claims with them accordingly. Our historical recourse recovery rate has been insignificant as our efforts have been impacted by the inability of such parties to reimburse us for their recourse obligations (e.g., their capital availability or whether they remain in business) or contractual limitations that limit our ability to pursue recourse with these parties (e.g., loss caps, statutes of limitations, etc.). Broker recourse activities, to the extent material, as well as the trends in unresolved claim and indemnification and repurchase activity described above are considered in the determination of our estimated indemnification and repurchase liability detailed below.

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

Indemnification and repurchase liabilities, which are included in Other liabilities on the Consolidated Balance Sheet, are initially recognized when loans are sold to investors and are subsequently evaluated by management. Initial recognition and subsequent adjustments to the indemnification and repurchase liability for the sold residential mortgage portfolio are recognized in Residential mortgage revenue on the Consolidated Income Statement. Since PNC is no longer engaged in the brokered home equity lending business, only subsequent adjustments are recognized to the home equity loans/lines indemnification and repurchase liability. These adjustments are recognized in Other noninterest income on the Consolidated Income Statement.

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. We believe our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on investor indemnification and repurchase claims at December 31, 2011 and December 31, 2010.

At December 31, 2011 and December 31, 2010, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $83 million and $144 million, respectively. The year-over-year decline in this liability reflects lower estimated losses driven primarily by the seasoning of the sold portfolio and higher claim rescission rates as described above. This decrease resulted despite higher levels of investor indemnification and repurchase claim activity. The indemnification and repurchase liability for home equity loans/lines was $47 million and $150 million at

The PNC Financial Services Group, Inc. – Form 10-K    71

December 31, 2011 and December 31, 2010, respectively. The year-over-year reduction in this liability was reflective of lower anticipated indemnification and repurchase activity for the sold portfolio due to pooled settlement activities, improved investor rescission rates as described above, and the seasoning of the sold home equity portfolio.

RISK MANAGEMENT

We encounter risk as part of the normal course of operating our business and we design risk management processes to help manage these risks. This Risk Management section describes our risk management philosophy, principles, governance and various aspects of our corporate-level risk management program. We also provide an analysis of our primary areas of risk: credit, operational, model, liquidity, and market. The discussion of market risk is further subdivided into interest rate, trading, and equity and other investment risk areas. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section of this Item 7. In appropriate places within this section, historical performance is also addressed.

Risk Management Philosophy and Profile

We fundamentally believe that risk management is a critical activity in successfully operating our business. We have adopted and implemented a risk philosophy with a goal of managing to an overall moderate level of risk to capture opportunities and optimize shareholder value. We actively support a risk management culture which promotes communication, teamwork, and our governance structure to help us manage our risks in the best interest of our business and shareholders. We dynamically set our strategies and make distinct risk taking decisions with consideration for the impact to our aggregate risk position. During 2011, our corporate risk profile returned to an overall moderate level due to continued improvement in a number of key measures, disciplined credit management, and the successful execution and implementation of strategic business initiatives.

Risk Management Principles

In managing the risks we encounter, we employ the following accepted guiding principles to establish boundaries for the risks which we are willing to accept in the course of doing business. These include being able to effectively:

•	Identify and Understand Risks and Returns
•	Make Balanced Risk Decisions
•	Monitor and Manage Risks

Risk Management Governance

We employ a comprehensive Risk Management governance structure to help ensure that risks are identified; balanced decisions are made that consider risk and return; and risks are adequately monitored and managed. Risk committees established within this governance structure provide oversight for risk management activities at the Board, Corporate, and Business level. We utilize our governance structure to assess the effectiveness of our Risk Management practices on an ongoing basis, based on how we manage our day-to-day business activities and on our development and execution of more specific strategies to mitigate risks. Our businesses strive to enhance risk management and internal control processes in light of heightened regulatory expectations focused on large financial institutions. We have integrated and comprehensive processes in place that are designed to adequately identify, measure, manage, monitor, and report risks which may significantly impact our business. The roles and responsibilities for our Risk Management activities rest with the following groups:

Line of Business Management and corporate support functions have the responsibility for identifying and managing risks generated in day-to-day business activities. This includes performing quality assurance testing on processes to identify risks and implementing necessary mitigation measures; setting control level policies and procedures designed to manage program execution within boundaries defined by risk management; and supporting risk reporting activities and escalation of key risks.

Risk Management supports business management in meeting their responsibilities for managing risk in a partnership role by proactively assessing risk, as well as an oversight role of measuring, monitoring, and challenging firm-wide risk management capabilities. This includes establishing enterprise level risk management policies that govern the control level policies, performing quality control on process outcomes, establishing appropriate governance and challenge functions via the risk committees, and creating risk transparency through ownership of risk reporting activities.

Internal Audit develops a risk-based audit program to help provide assurance on the management of risk throughout the organization. This includes auditing business processes across the organization and reporting on the effectiveness of controls, as well as auditing the risk management policy and infrastructure implemented by the enterprise risk management function.

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

Risk Measurement

We conduct risk measurement activities specific to each area of risk utilizing a variety of methodologies. The primary vehicle for aggregation of enterprise-wide risk is a comprehensive risk management methodology which focuses on maximizing economic capital. This primary risk

72    The PNC Financial Services Group, Inc. – Form 10-K

aggregation measure is supplemented with secondary

measures of risk to arrive at an estimate of corporate-wide risk. The economic capital framework is a measure of potential losses above and beyond expected losses. Our capital management practices incorporate risks associated with potential credit losses (Credit Risk); fluctuations of the estimated market value of financial instruments (Market Risk); failure of people, processes or systems (Operational Risk); calculations, assumptions, and validation of internal measurements (Model Risk); and losses associated with declining margins and/or fees, and the fixed cost structure of the business. We estimate credit and market risks at pool and exposure levels while we estimate the remaining risk types at an institution or business segment level.

Risk Management Strategies

Risk management is not about eliminating risks, but about identifying and accepting risks and then working to effectively manage them so as to optimize all aspects of shareholder value.

We centrally manage policy development, exception approval, and oversight through our corporate-level risk management structure. Some of these policies express our risk appetite through limits to the acceptable level of risk. If we are in excess of certain limits, we implement strategies designed to progressively manage our risks to be within acceptable tolerances. We also review and revise certain policies to better reflect specific business requirements of our changing organization. This risk management structure also affords us opportunities to take action in either preventing or mitigating unapproved exceptions to policies. PNC’s Internal Audit function also performs its own assessment of our internal control environment. Internal Audit plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.

Risk Monitoring and Reporting

Monitoring and evaluation of controls help to provide assurance that controls are effective, and can also result in the identification of opportunities to improve risk controls. Our risk reporting provides an overall risk aggregation and transparent communication of these aggregated risks. Risk reports are produced at the line of business level, the functional level (credit, market, operational), and at the corporate level. Our enterprise risk profile is a point-in-time assessment of corporate-wide risk. The risk profile represents PNC’s overall risk position in relation to the desired corporate risk appetite. The determination of the risk profile’s position is based on comprehensive and subjective analysis of reported risk limits, metrics, operating guidelines, and qualitative assessments.

CREDIT RISK MANAGEMENT

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks. Our processes for managing credit risk are embedded in PNC’s risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are: identified and assessed; managed through specific policies and processes; measured and evaluated against our risk tolerance limits; and reported, along with specific mitigation activities, to management and the board through our governance structure.

Asset Quality Overview

Overall asset quality trends for 2011 were positive and included the following:

•	Overall loan delinquencies, excluding government insured or guaranteed loans, have declined from year-end 2010 levels helped by the slowly improving economy.
•

Aided by a continued, albeit slowly, improving economy, nonperforming loans declined $906 million, or 20%, to $3.6 billion as of December 31, 2011 compared with December 31, 2010. Similarly, nonperforming assets decreased $967 million, or 19%, to $4.2 billion as of December 31, 2011, compared with December 31, 2010.

•

Commercial credit quality trends improved noticeably with levels of criticized commercial loan outstandings declining by approximately $3.8 billion, or 28% compared with December 31, 2010, to $9.9 billion at December 31, 2011. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

•	Net charge-offs declined significantly to $1.6 billion, down 44% from 2010 net charge-offs of $2.9 billion.
•	Reflecting improvements in asset quality, the provision for credit losses declined to $1.2 billion for 2011 compared with $2.5 billion for 2010.
•	The level of ALLL has decreased to $4.3 billion at December 31, 2011 from $4.9 billion at December 31, 2010.

These positive trends were partially offset by our ongoing loan modification efforts to assist homeowners and other borrowers. These efforts continued to increase our overall level of troubled debt restructurings (TDRs). In particular, TDRs included in nonperforming loans increased to 32% of total nonperforming loans. However, as the economy has slowly improved, the amount of TDRs returning to performing status has increased.

The PNC Financial Services Group, Inc. – Form 10-K    73

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include TDRs, OREO and foreclosed assets. Loans held for sale, government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report. A summary of nonperforming assets is presented in the table below.

Nonperforming assets decreased $967 million from December 31, 2010, to $4.2 billion at December 31, 2011. Nonperforming loans decreased $906 million to $3.6 billion while OREO and foreclosed assets decreased $61 million to $596 million. The ratio of nonperforming assets to total loans and OREO and foreclosed assets was 2.60% at December 31, 2011 and 3.39% at December 31, 2010. The ratio of nonperforming loans to total loans declined to 2.24% at December 31, 2011, compared to 2.97% at December 31, 2010. The decrease in nonperforming loans from December 31, 2010 occurred across all loan classes except for home equity and credit card. Home equity nonperforming loans continued to increase as a result of the extended period of time to exit problem loans from the portfolio and the additions of modifications which result in TDRs. Total nonperforming assets have declined $2.3 billion, or 35%, from their peak of $6.4 billion at March 31, 2010.

At December 31, 2011, TDRs included in nonperforming loans increased to $1.1 billion or 32% of total nonperforming loans compared to $784 million or 18% of nonperforming loans as of December 31, 2010. Within consumer nonperforming loans, residential real estate TDRs comprise 51% of total residential real estate nonperforming loans at December 31, 2011, up from 30% at December 31, 2010. Similarly, home equity TDRs comprise 77% of home equity nonperforming loans at December 31, 2011, up slightly from 75% at December 31, 2010. The level of TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs.

At December 31, 2011, our largest nonperforming asset was $28 million in the Accommodation and Food Services Industry and our average nonperforming loan associated with commercial lending was under $1 million. Our ten largest outstanding nonperforming assets are all from the commercial lending portfolio and represent 9% and 5% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of December 31, 2011.

Nonperforming Assets By Type

In millions	Dec. 31 2011	Dec. 31 2010
Nonperforming loans
Commercial
Retail/wholesale trade	$109	$197
Manufacturing	117	250
Service providers	147	218
Real estate related (a)	252	233
Financial services	36	16
Health care	29	50
Other industries	209	289
Total commercial	899	1,253
Commercial real estate
Real estate projects	1,051	1,422
Commercial mortgage	294	413
Total commercial real estate	1,345	1,835
Equipment lease financing	22	77
TOTAL COMMERCIAL LENDING	2,266	3,165
Consumer (b)
Home equity	529	448
Residential real estate
Residential mortgage (c)	685	764
Residential construction	41	54
Credit card (d)	8
Other consumer	31	35
TOTAL CONSUMER LENDING	1,294	1,301
Total nonperforming loans (e)	3,560	4,466
OREO and foreclosed assets
Other real estate owned (OREO) (f)	561	589
Foreclosed and other assets	35	68
TOTAL OREO AND FORECLOSED ASSETS	596	657
Total nonperforming assets	$4,156	$5,123
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$632	$988
Percentage of total commercial lending nonperforming loans	28%	31%
Amount of TDRs included in nonperforming loans	$1,141	$784
Percentage of total nonperforming loans	32%	18%
Nonperforming loans to total loans	2.24%	2.97%
Nonperforming assets to total loans, OREO and foreclosed assets	2.60	3.39
Nonperforming assets to total assets	1.53	1.94
Allowance for loan and lease losses to total nonperforming loans (e) (g)	122	109
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)	Effective in 2011, nonperforming residential mortgage excludes loans of $61 million accounted for under the fair value option as of December 31, 2011. The comparable balance at December 31, 2010 was not material.

74    The PNC Financial Services Group, Inc. – Form 10-K

(d)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due. We continue to charge off these loans at 180 days past due.
(e)	Nonperforming loans do not include government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	Other real estate owned excludes $280 million and $178 million at December 31, 2011 and December 31, 2010, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(g)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

OREO and Foreclosed Assets

In millions	Dec. 31 2011	Dec. 31 2010
Other real estate owned (OREO):
Residential properties	$191	$304
Residential development properties	183	166
Commercial properties	187	119
Total OREO	561	589
Foreclosed and other assets	35	68
OREO and foreclosed assets	$596	$657

Total OREO and foreclosed assets decreased $61 million during 2011 from $657 million at December 31, 2010, to $596 million at December 31, 2011, which represents 14% of total nonperforming assets. As of December 31, 2011 and December 31, 2010, 32% and 46%, respectively, of our OREO and foreclosed assets were comprised of single family residential properties. The lower level of OREO and foreclosed assets was driven by lower levels of residential properties as new foreclosures have fallen from the very high levels of early 2010 and sales of foreclosed properties have rebounded from the low point in the fourth quarter 2010, partially offset by an increase in commercial properties which was due to an increase in the average balance added to OREO with commercial property sales remaining constant year over year. Excluded from OREO at December 31, 2011 and December 31, 2010, respectively, was $280 million and $178 million of residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Change in Nonperforming Assets

In millions	2011	2010
January 1	$5,123	$6,204
New nonperforming assets	3,625	5,213
Charge-offs and valuation adjustments	(1,220)	(2,071)
Principal activity, including paydowns and payoffs	(1,960)	(1,316)
Asset sales and transfers to loans held for sale	(613)	(1,446)
Returned to performing status	(799)	(1,461)
December 31	$4,156	$5,123

The table above presents nonperforming asset activity for the years ended December 31, 2011 and 2010. Nonperforming assets decreased $967 million from $5.1 billion at December 31, 2010, to $4.2 billion at December 31, 2011. Approximately 80% of total nonperforming loans are secured by collateral, which would be expected to reduce credit losses and require less reserves in the event of default, and 28% of commercial lending nonperforming loans are contractually current as to principal and interest. As of December 31, 2011, commercial nonperforming loans are carried at approximately 62% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the allowance for loan and lease losses.

Purchased impaired loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable yield represents the excess of the expected cash flows on the loans at the measurement date over the carrying value. Generally decreases, other than interest rate decreases for variable rate notes, in the net present value of expected cash flows of individual commercial or pooled consumer purchased impaired loans would result in an impairment charge to the provision for loan losses in the period in which the change is deemed probable. Generally increases in the net present value of expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses, to the extent applicable, and then an increase to accretable yield for the remaining life of the purchased impaired loans. Total nonperforming loans and assets in the tables above are significantly lower than they would have been due to this accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of nonperforming loans to total loans and a higher ratio of ALLL to nonperforming loans. See Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on these loans.

The PNC Financial Services Group, Inc. – Form 10-K    75

Loan Delinquencies

We regularly monitor the level of loan delinquencies and believe these levels may be a key indicator of loan portfolio asset quality. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale and purchased impaired loans, but include government insured or guaranteed loans.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased by $252 million from December 31, 2010, to $1.6 billion at December 31, 2011. Commercial lending early stage delinquencies declined by $245 million from December 31, 2010, while consumer lending delinquencies fell by $7 million. Improvement in early stage delinquency levels was experienced across most loan classes, offset by modest increases in government insured, primarily other consumer education loans, and home equity.

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans increased 10% from $2.7 billion at December 31, 2010, to $3.0 billion at December 31, 2011, reflecting higher government insured delinquent residential real estate and other consumer loans, primarily education loans, and higher delinquent home equity loans, partially offset by improvement in commercial lending delinquency levels, primarily commercial real estate. The following tables display the delinquency status of our accruing loans past due at December 31, 2011 and December 31, 2010. Additional information regarding accruing loans past due is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Accruing Loans Past Due 30 To 59 Days

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2011	Dec. 31 2010	Dec. 31 2011	Dec. 31 2010
Commercial	$122	$251	.19%	.45%
Commercial real estate	96	128	.59	.71
Equipment lease financing	22	37	.34	.58
Home equity	173	159	.52	.47
Residential real estate
Non government insured	180	226	1.24	1.41
Government insured	122	105	.84	.66
Credit card	38	46	.96	1.17
Other consumer
Non government insured	58	95	.30	.56
Government insured	207	165	1.08	.97
Total	$1,018	$1,212	.64	.81

Accruing Loans Past Due 60 To 89 Days

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2011	Dec. 31 2010	Dec. 31 2011	Dec. 31 2010
Commercial	$47	$92	.07%	.17%
Commercial real estate	35	62	.22	.35
Equipment lease financing	5	2	.08	.03
Home equity	114	91	.34	.27
Residential real estate
Non government insured	72	107	.50	.67
Government insured	104	118	.72	.74
Credit card	25	32	.63	.82
Other consumer
Non government insured	21	32	.11	.19
Government insured	124	69	.65	.41
Total	$547	$605	.34	.40

76    The PNC Financial Services Group, Inc. – Form 10-K

Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2011	Dec. 31 2010	Dec. 31 2011	Dec. 31 2010
Commercial	$49	$59	.07%	.11%
Commercial real estate	6	43	.04	.24
Equipment lease financing		1		.02
Home equity	221	174	.67	.51
Residential real estate
Non government insured	152	160	1.05	1.00
Government insured	2,129	1,961	14.71	12.26
Credit card	48	77	1.21	1.96
Other consumer
Non government insured	23	28	.12	.16
Government insured	345	206	1.80	1.22
Total	$2,973	$2,709	1.87	1.80

Our Special Asset Committee closely monitors primarily commercial loans that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $438 million at December 31, 2011 and $574 million at December 31, 2010.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $33.1 billion as of December 31, 2011, or 21% of the total loan portfolio. Of that total, $22.5 billion, or 68%, was outstanding under primarily variable-rate home equity lines of credit and $10.6 billion, or 32%, consisted of closed-end home equity installment loans. Less than 2% of the home equity portfolio was on nonperforming status as of December 31, 2011.

As of December 31, 2011, we are in an originated first lien position for approximately 33% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. Historically, we have originated and sold first mortgages which has resulted in a low percentage of home equity loans where we hold the first lien mortgage position. The remaining 65% of the portfolio was secured by second liens where we do not hold the first lien position. For the majority of the home equity portfolio where we are in, hold or service the first lien position, the credit performance of this portion of the portfolio is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

Subsequent to origination, PNC is not typically notified when a senior lien position that is not held by PNC is satisfied. Therefore, information about the current lien status of the loans is limited, for loans that were originated in subordinated lien positions where PNC does not also hold the senior lien, to what can be obtained from external sources.

PNC contracted with a third-party service provider to provide updated loan, lien and collateral data that is aggregated from public and private sources. We started receiving the data in late 2011 and we are working with the third-party provider to enhance the information we are receiving. As we have made progress in our efforts, we have incrementally enhanced our risk management processes and reporting to incorporate this updated loan, lien, and collateral data, and we anticipate being substantially complete by the end of second quarter 2012.

We track borrower performance monthly and other credit metrics at least quarterly, including historical performance of any mortgage loans regardless of lien position that we may or may not hold, updated FICO scores and original and updated LTVs. This information is used for internal risk management reporting and monitoring. We segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). We also further segment certain loans based upon the delinquency status of any mortgage loan with the same borrower (regardless of whether it is a first lien senior to our second lien).

In establishing our ALLL, we utilize a delinquency roll-rate methodology for pools of loans. In accordance with accounting principles, under this methodology, we establish our allowance based upon incurred losses and not lifetime expected losses. The roll-rate methodology estimates transition/roll of loan balances from one delinquency state (e.g., 30-59 days past due) to another delinquency state (e.g., 60-89 days past due) and ultimately charge-off. The roll through to charge-off is based on PNC’s actual loss experience for each type of pool. Since a pool may consist of first and second liens, the charge-off amounts for the pool are proportionate to the composition of first and second liens in the pool. Our experience has been that the ratio of first to second lien loans has been consistent over time and is appropriately represented in our pools used for roll-rate calculations.

The PNC Financial Services Group, Inc. – Form 10-K    77

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20 year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. Based upon outstanding balances at December 31, 2011, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Home Equity Lines of Credit - Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
2012	$904	$266
2013	1,211	331
2014	2,043	598
2015	1,988	820
2016 and thereafter	6,961	5,601
Total (a)	$13,107	$7,616
(a)	Includes approximately $306 million, $44 million, $60 million, $100 million, and $246 million of home equity lines of credit with balloon payments with draw periods scheduled to end in 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively.

We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments.

Based upon outstanding balances, and excluding purchased impaired loans, at December 31, 2011, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 4.32% were 30-89 days past due and approximately 5.57% were greater than or equal to 90 days past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges, and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include a loss mitigation loan modification resulting in a loan that is classified as a TDR.

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

A temporary modification, with a term between three and 60 months, involves a change in original loan terms for a period of time and reverts to the original loan terms as of a specific date or the occurrence of an event, such as a failure to pay in accordance with the terms of the modification. Typically, these modifications are for a period of up to 24 months after which the interest rate reverts to the original loan rate. A permanent modification, with a term greater than 60 months, is a modification in which the terms of the original loan are changed. Permanent modifications primarily include the government-created Home Affordable Modification Program (HAMP) or PNC-developed HAMP-like modification programs.

For consumer loan programs, such as residential mortgages and home equity loans and lines, we will enter into a temporary modification when the borrower has indicated a temporary hardship and a willingness to bring current the delinquent loan balance. Examples of this situation often include delinquency due to illness or death in the family, or a loss of employment. Permanent modifications are entered into when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but our expectation is that payments at lower amounts can be made. Residential mortgage and home equity loans and lines have been modified with changes in terms for up to 60 months, although the majority involve periods of three to 24 months.

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

78    The PNC Financial Services Group, Inc. – Form 10-K

Bank-Owned Consumer Real Estate Related Loan Modifications

	December 31, 2011		December 31, 2010
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home Equity
Temporary Modifications	13,352	$1,215	12,643	$1,151
Permanent Modifications	1,533	92	163	17
Total Home Equity	14,885	1,307	12,806	1,168
Residential Mortgages
Permanent Modifications	7,473	1,342	5,517	1,137
Non-Prime Mortgages
Permanent Modifications	4,355	610	3,405	441
Residential Construction
Permanent Modifications	1,282	578	470	235
Total Bank-Owned Consumer Real Estate Related Loan Modifications	27,995	$3,837	22,198	$2,981

Bank-Owned Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months
December 31, 2011 Dollars in millions, except as noted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity (d)
Second Quarter 2011	17	4.9%
First Quarter 2011	1	2.8	2	5.6%
Fourth Quarter 2010	4	14.3	6	21.4	5	17.9%
Third Quarter 2010	1	9.1	2	18.2	1	9.1
Second Quarter 2010	2	12.5	4	25.0	4	25.0
Residential Mortgages
Second Quarter 2011	391	28.0					$68.1
First Quarter 2011	361	21.9	511	31.0			82.6
Fourth Quarter 2010	338	18.3	536	29.1	689	37.4	111.7
Third Quarter 2010	479	24.6	577	29.6	684	35.1	112.4
Second Quarter 2010	303	21.3	384	26.9	447	31.4	68.2
Non-Prime Mortgages
Second Quarter 2011	119	19.6					20.7
First Quarter 2011	78	18.4	105	24.8			13.3
Fourth Quarter 2010	13	13.5	24	25.0	28	29.2	4.4
Third Quarter 2010	93	18.3	110	21.6	137	26.9	17.4
Second Quarter 2010	99	23.2	107	25.1	123	28.9	16.6
Residential Construction
Second Quarter 2011	4	3.8					1.2
First Quarter 2011	7	4.2	10	6.0			3.1
Fourth Quarter 2010	11	4.7	17	7.2	25	10.6	6.8
Third Quarter 2010	24	8.2	26	8.9	27	9.2	4.0
Second Quarter 2010	37	13.6	38	13.9	39	14.3	10.6
Temporary Modifications
Home Equity
Second Quarter 2011	74	10.8					7.0
First Quarter 2011	99	6.6	169	11.3			15.2
Fourth Quarter 2010	131	6.5	265	13.1	344	17.0	31.6
Third Quarter 2010	142	6.9	246	12.0	368	18.0	32.5
Second Quarter 2010	165	7.9	260	12.4	347	16.6	29.0

The PNC Financial Services Group, Inc. – Form 10-K    79

(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarter ending June 30, 2010 through June 30, 2011 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, and twelve months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects December 31, 2011 unpaid principal balances of the re-defaulted accounts for the Second Quarter 2011 Vintage at Six Months, for the First Quarter 2011 Vintage at Nine Months, and for Fourth Quarter 2010 and prior Vintages at Twelve Months.
(d)	The unpaid principal balance for permanent home equity modifications totals less than $1 million for each vintage.

In addition to temporary loan modifications, we may make available to a borrower a payment plan or a HAMP trial payment period. Under a payment plan or a HAMP trial payment period, there is no change to the loan’s contractual terms so the borrower remains legally responsible for payment of the loan under its original terms. A payment plan involves the borrower making payments that differ from the contractual payment amount for a short period of time, generally three months, during which time a borrower is brought current. Our motivation is to allow for repayment of an outstanding past due amount through payment of additional amounts over the short period of time. Due to the short term nature of the payment plan there is a minimal impact to the ALLL.

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

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of December 31, 2011 and December 31, 2010, 2,701 accounts with a balance of $478 million and 1,027 accounts with a balance of $262 million, respectively, of residential real estate loans have been modified under HAMP and were still outstanding on our balance sheet.

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

Beginning in 2010, we established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of December 31, 2011 and December 31, 2010, $81 million and $88 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $24 million have been determined to be TDRs as of December 31, 2011. No balances were considered TDRs at December 31, 2010. As noted below, we adopted new TDR guidance, effective retroactively to January 1, 2011.

Troubled Debt Restructurings

In the third quarter of 2011, we adopted new accounting guidance pertaining to TDRs, which was effective retroactive to January 1, 2011. For additional information, see Note 1 Accounting Policies and Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report. A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. For the year ended December 31, 2011, $2.7 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs.

80    The PNC Financial Services Group, Inc. – Form 10-K

Summary of Troubled Debt Restructurings

In millions	Dec. 31 2011	Dec. 31 2010
Consumer lending:
Real estate-related	$1,492	$1,087
Credit card (a)	291	331
Other consumer	15	4
Total consumer lending	1,798	1,422
Total commercial lending	405	236
Total TDRs	$2,203	$1,658
Nonperforming	$1,141	$784
Accruing (b)	771	543
Credit card (a)	291	331
Total TDRs	$2,203	$1,658
(a)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.
(b)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Total TDRs increased $545 million or 33% during 2011 to $2.2 billion as of December 31, 2011. Of this total, nonperforming TDRs totaled $1.1 billion, which represents approximately 32% of total nonperforming loans. However, as the economy has continued to slowly improve, the amount of TDRs returning to performing status has been increasing as noted below.

TDRs that have returned to performing (accruing) status are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. These TDRs increased $228 million or 42% during 2011 to $771 million as of December 31, 2011. This increase reflects the further seasoning and performance of the TDRs. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $1.6 billion in net charge-offs for the full year of 2011, compared to $2.9 billion in the full year of 2010. Commercial lending net charge-offs fell from $1.6 billion in the full year of 2010 to $712 million in the full year of 2011. Consumer lending net charge-offs declined from $1.3 billion in the full year of 2010 to $927 million in the full year of 2011.

Loan Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2011
Commercial	$700	$332	$368	.62%
Commercial real estate	464	105	359	2.14
Equipment lease financing	35	50	(15)	(.24)
Home equity	484	48	436	1.30
Residential real estate	153	11	142	.95
Credit card	235	23	212	5.62
Other consumer	193	56	137	.79
Total	$2,264	$625	$1,639	1.08
2010
Commercial	$1,227	$294	$933	1.72%
Commercial real estate	670	77	593	2.90
Equipment lease financing	120	56	64	1.02
Home equity	488	41	447	1.28
Residential real estate	406	19	387	2.19
Credit card	335	20	315	7.94
Other consumer	246	49	197	1.74
Total	$3,492	$556	$2,936	1.91

Total net charge-offs are significantly lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 6 Purchased Impaired Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are constantly changing as the financial strength of the borrower and overall economic conditions change, there were no significant changes during the full year of 2011 to the methodology we follow to determine our ALLL.

The PNC Financial Services Group, Inc. – Form 10-K    81

We establish specific allowances for loans considered impaired using methods prescribed by GAAP. All impaired loans are subject to individual analysis, except leases and large groups of smaller-balance homogeneous loans which may include, but are not limited to, credit card, residential mortgage, and consumer installment loans. Specific allowances for individual loans (including commercial and consumer TDRs) are determined based on an analysis of the present value of expected future cash flows from the loans discounted at their effective interest rate, observable market price, or the fair value of the underlying collateral.

Allocations to non-impaired commercial loan classes are based on PD and LGD credit risk ratings.

Our pool reserve methodology is sensitive to changes in key risk parameters such as PDs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. Our commercial loans are the largest category of credits and are most sensitive to changes in the key risk parameters and pool reserve loss rates. To illustrate, if we increase the pool reserve LGD by 5% for all categories of non-impaired commercial loans, then the aggregate of the ALLL and allowance for unfunded loan commitments and letters of credit would increase by $72 million.

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

Allocations to non-impaired consumer loan classes are based upon a roll-rate model which uses statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off.

The ALLL is lower than it would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of ALLL to total loans. Loan loss reserves on the purchased impaired loans were not carried over on the date of acquisition. As of December 31, 2011, we have established reserves of $998 million for purchased impaired loans.

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

We refer you to Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information on key asset quality indicators that we use to evaluate our portfolio and establish the allowances.

Allowance for Loan and Lease Losses

Dollars in millions	2011	2010
January 1	$4,887	$5,072
Total net charge-offs	(1,639)	(2,936)
Provision for credit losses	1,152	2,502
Adoption of ASU 2009-17, Consolidations		141
Net change in allowance for unfunded loan commitments and letters of credit	(52)	108
Other	(1)
December 31	$4,347	$4,887
Net charge-offs to average loans (for the year ended)	1.08%	1.91%
Allowance for loan and lease losses to total loans	2.73	3.25
Commercial lending net charge-offs	$(712)	$(1,590)
Consumer lending net charge-offs	(927)	(1,346)
Total net charge-offs	$(1,639)	$(2,936)
Net charge-offs to average loans (for the year ended)
Commercial lending	.86%	1.96%
Consumer lending	1. 33	1.85

As further described in the Consolidated Income Statement Review section of this Item 7, the provision for credit losses totaled $1.2 billion for the full year of 2011 compared to $2.5 billion for the full year of 2010. For the full year of 2011, the provision for commercial lending credit losses declined by $527 million or 75% from the full year of 2010. Similarly, the provision for consumer lending credit losses decreased $823 million or 46% from the full year of 2010.

82    The PNC Financial Services Group, Inc. – Form 10-K

At December 31, 2011, total ALLL to total nonperforming loans was 122%. The comparable amount for December 31, 2010 was 109%. The allowance allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans, which are both excluded from nonperforming loans, totaled $1.4 billion at both December 31, 2011, and 2010. See the Nonperforming Assets By Type table within this Credit Risk Management section for additional information. Excluding these balances, the allowance as a percent of nonperforming loans was 84% and 77% as of December 31, 2011 and December 31, 2010, respectively.

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

We evaluate the counterparty credit worthiness for all our CDS activities. Counterparty credit lines are approved based on a review of credit quality in accordance with our traditional credit quality standards and credit policies. The credit risk of our counterparties is monitored in the normal course of business. In addition, all counterparty credit lines are subject to collateral thresholds and exposures above these thresholds are secured.

CDSs are included in the “Derivatives not designated as hedging instruments under GAAP” table in the Financial Derivatives section of this Risk Management discussion.

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss resulting from inadequate or failed internal processes or systems, human factors, or external events. This includes losses that may arise as a result of non-compliance with laws or regulations, failure to fulfill fiduciary responsibilities, as well as litigation or other legal actions. Operational risk may occur in any of our business activities and manifests itself in various ways, including but not limited to:

•	Transaction processing errors,
•	Unauthorized transactions and fraud by employees or third parties,
•	Material disruption in business activities,
•	System breaches and misuse of sensitive information,
•	Regulatory or governmental actions, fines or penalties, and
•	Significant legal expenses, judgments or settlements.

Operational Risk Management focuses on balancing business needs, regulatory expectations and risk management priorities through a balanced, adaptive and proactive program that is designed to provide a strong governance model, sound and consistent management processes and transparent operational risk reporting across the enterprise.

We manage operational risk based upon a comprehensive framework that enables the company to determine the enterprise and individual business unit’s operational risk profile in comparison to the established risk appetite and identify operational risks that may require further mitigation. This framework is established around a set of enterprise-wide policies and a system of internal controls that are designed to manage risk and to provide management with timely and accurate information about the operations of PNC. This framework employs a number of techniques to manage operational risk, including:

•

Risk and Control Self-Assessments (RCSAs) are performed at least annually across PNC’s businesses, processes, systems and products. RCSA methodology is a standard process for management to self assess operational risks, evaluate control effectiveness, and determine if risk exposure is within established tolerances;

•

Scenario Analysis is leveraged to proactively evaluate operational loss events with the potential for severe business, financial, operational or regulatory impact on the company or a major business unit. This methodology leverages standard processes and tools to evaluate a wide range of business and operational risks encompassing both external and internal events relevant to the company. Based upon scenario analysis conclusions, management may implement additional controls or risk management activities to reduce exposure to an acceptable level;

•

A Key Risk Indicator (KRI) framework allows management to assess actual operational risk results compared to expectations and thresholds, as well as proactively identify unexpected shifts in operational risk exposure or control effectiveness. Enterprise-level KRIs are designed to monitor exposure across the different inherent operational risk types. Business-specific KRIs are established in support of the individual risk and control self assessments; and

•

Operational loss events across the enterprise are continuously captured and maintained in a central repository. This information is analyzed and used to help determine the root causes of these events and to identify trends that could indicate changes in the company’s risk exposure or control effectiveness.

The PNC Financial Services Group, Inc. – Form 10-K    83

PNC utilizes a number of sources to identify external loss events occurring across the financial services industry. These events are evaluated to determine whether PNC is exposed to similar events, and if so, whether the appropriate controls are in place.

Operational Risk Management, Compliance and Legal professionals work closely with business areas to evaluate risks and help ensure the appropriate controls are established prior to the introduction of new or enhanced products, services, and technologies. These risk professionals also consult with business areas in the design and implementation of mitigation strategies to address risks and issues identified through ongoing assessment and monitoring activities.

We are in the process of implementing a methodology to estimate capital requirements for Operational Risk using a proprietary version of an Advanced Measurement Approach (AMA). Under the AMA approach, the results of the program elements described above are key inputs directly incorporated into the capital calculation methodology.

PNC’s technology risk management and business resiliency programs are aligned with the operational risk framework. Our integrated security and technology risk management framework is designed to help ensure a secure, sound, and compliant infrastructure for information and system management. The technology risk management process is aligned with the strategic direction of the businesses and is integrated into the technology management culture, structure and practices.

Our business resiliency program manages the organization’s capabilities to provide services in the case of an event that results in material disruption of business activities. Prioritization of investments in people, processes, technology and facilities is based on different types of events, business risk and criticality. Detailed testing validates our resiliency capabilities on an ongoing basis, and an integrated governance model is designed to help assure appropriate management reporting.

PNC uses insurance where appropriate to mitigate the effects of operational risk events. PNC purchases direct coverage provided by various insurers, and retains certain corporate risks via one of its two wholly owned captive insurance companies, Alpine Indemnity Limited. PNC’s retention of corporate risks associated with its participation as an insurer is mitigated through policy limits. Insurance purchased in the external market is governed by PNC’s Financial Stability Carrier guidelines.

As a component of PNC’s risk management practices, we purchase insurance designed to protect us against accidental loss or losses, which, in the aggregate, may significantly affect personnel, property, financial objectives, or our ability to continue to meet our responsibilities to our various stakeholder groups.

On a quarterly basis, an enterprise operational risk report is made reporting key operational risks to senior management and the Board of Directors. The report encompasses key operational risk management conclusions, including the overall operational risk level, risk management effectiveness and outlook, grounded in quantitative measures and qualitative factors. Key enterprise operational risks are also included in the enterprise risk report. In addition, operational risk is an integrated part of the quarterly business-specific risk reports.

MODEL RISK MANAGEMENT

PNC relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading and granting loans, measuring interest rate risks and other market risks, predicting losses, and assessing capital adequacy, as well as to estimate the value of financial instruments and balance sheet items. There are risks involved in the use of models as they have the potential to provide inaccurate output or results, could be used for purposes other than those for which they have been designed, or may be operated in an uncontrolled environment where unauthorized changes can take place and where other control risks exist. Model Risk Management is responsible for policies and procedures describing how model risk is evaluated and managed, and the application of the governance process to implement these practices throughout the enterprise.

To better manage our business, our practices around the use of models, and to comply with regulatory guidance and requirements, we have in place policies and procedures that define our governance processes for assessing and controlling model risk. These processes focus on identifying, reporting, and remediating any problems with the soundness, accuracy, improper use, or operating environment of our models. We recognize that models must be monitored over time to ensure their continued accuracy and functioning, and our policies also address the type and frequency of monitoring that is appropriate according to the importance of each model.

There are a number of practices we undertake to identify and control model risk. A primary consideration is that models be well understood by those who use them as well as by other parties. Our policies require detailed written model documentation for significant models to assist in making their use transparent and understood by users, independent reviewers, and regulatory and auditing bodies. The documentation must include details on the data and methods used to develop each model, assumptions utilized within the model, and a description of model limitations and circumstances in which a model should not be relied upon.

84    The PNC Financial Services Group, Inc. – Form 10-K

Our modeling methods and data are reviewed by independent model reviewers not involved in the development of the model to identify possible errors or areas where the soundness of the model could be in question. Issues identified by the independent reviewer are tracked and reported using our existing governance structure until the issue has been fully remediated. It is important that models operate in a controlled environment where access to code or the ability to make changes is limited to those so authorized. Additionally, proper back-up and recovery mechanisms are needed for the ongoing functioning of models. Our use of independent model control reviewers aids in the evaluation of the existing control mechanisms to help ensure that controls are appropriate and are functioning properly.

LIQUIDITY RISK MANAGEMENT

Liquidity risk has two fundamental components. The first is potential loss assuming we were unable to meet our funding requirements at a reasonable cost. The second is the potential inability to operate our businesses because adequate contingent liquidity is not available in a stressed environment. We manage liquidity risk at the consolidated company level (bank, parent company, and nonbank subsidiaries combined) to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances, and to help ensure that we maintain an appropriate level of contingent liquidity.

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

Bank Level Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. As of December 31, 2011, there were approximately $7.3 billion of bank borrowings with contractual maturities of less than one year.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At December 31, 2011, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) totaling $5.9 billion and securities available for sale totaling $48.6 billion. Of our total liquid assets of $54.5 billion, we had $20.1 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management.

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

PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through December 31, 2011, PNC Bank, N.A. had issued $6.9 billion of debt under this program. Total senior and subordinated debt declined to $4.1 billion at December 31, 2011 from $5.5 billion at December 31, 2010 due to contractual maturities.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At December 31, 2011, our unused secured borrowing capacity was $10.6 billion with FHLB-Pittsburgh. Total

The PNC Financial Services Group, Inc. – Form 10-K    85

FHLB borrowings increased to $7.0 billion at December 31, 2011 from $6.0 billion at December 31, 2010 due to $2.0 billion in new borrowings partially offset by maturities.

PNC Bank, N.A. has the ability to offer up to $3.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2011, there were no issuances outstanding under this program. Other borrowed funds on our Consolidated Balance Sheet includes $4.3 billion of commercial paper issued by Market Street Funding LLC, a consolidated VIE.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At December 31, 2011, our unused secured borrowing capacity was $26.9 billion with the Federal Reserve Bank.

Parent Company Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions. As of December 31, 2011, there were approximately $4.0 billion of parent company borrowings with contractual maturities of less than one year. In addition, we will use approximately $3.5 billion of parent company cash and short-term investments to acquire RBC Bank (USA) in March 2012.

See “Supervision and Regulation” in Item 1 of this Report for information regarding the Federal Reserve’s current supervisory assessment of capital adequacy program (the 2012 CCAR), including its impact on our ability to take certain capital actions, including plans to pay or increase common stock dividends or to reinstate or increase common stock repurchase programs.

See Capital and Liquidity Actions in the Executive Summary section of this Item 7 for additional information regarding our December 2011 announcement that the Federal Reserve approved the acquisition of RBC Bank (USA) and that the OCC approved the merger of RBC Bank (USA) with and into PNC Bank, N.A. with these transactions scheduled to close March 2012, our November 2011 redemption of trust preferred securities, our September 2011 issuance of senior notes, our July 2011 issuance of preferred stock, and our April 2011 increase to PNC’s quarterly common stock dividend. We did not repurchase any shares under PNC’s existing common stock repurchase program in 2011.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.7 billion at December 31, 2011. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Trust Preferred Securities” section of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Item 7 and in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of December 31, 2011, the parent company had approximately $7.8 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital securities, in public or private markets and commercial paper. We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. Total senior and subordinated debt and hybrid capital instruments declined to $16.0 billion at December 31, 2011 from $17.3 billion at December 31, 2010 due to maturities.

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

86    The PNC Financial Services Group, Inc. – Form 10-K

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of December 31, 2011, there were no issuances outstanding under this program.

Note 18 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report describes our February 2010 redemption of all 75,792 shares of our Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock) that had been issued on December 31, 2008 to the US Treasury under the TARP Capital Purchase Program, the acceleration of the accretion of the remaining issuance discount on the Series N Preferred Stock in the first quarter of 2010 (and a corresponding reduction in retained earnings of $250 million in the first quarter of 2010), and the exchange by the US Treasury of the TARP warrant issued to it on December 31, 2008 into warrants, each to purchase one share of PNC common stock at an exercise price of $67.33, sold by the US Treasury in a secondary public offering in May 2010. These common stock warrants will expire December 31, 2018.

Status of Credit Ratings

The cost and availability of short-term and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by PNC’s debt ratings.

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

Credit ratings as of December 31, 2011 for PNC and PNC Bank, N.A. follow:

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	A-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of December 31, 2011 representing required and potential cash outflows.

Contractual Obligations		Payment Due By Period
December 31, 2011 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$31,632	$25,021	$4,146	$1,267	$1,198
Borrowed funds (a) (b)	36,704	15,794	6,088	4,679	10,143
Minimum annual rentals on noncancellable leases	2,489	342	586	409	1,152
Nonqualified pension and postretirement benefits	558	64	122	116	256
Purchase obligations (c)	616	343	202	55	16
Total contractual cash obligations	$71,999	$41,564	$11,144	$6,526	$12,765
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At December 31, 2011, unrecognized tax benefits totaled $209 million. This liability for unrecognized tax benefits represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 20 Income Taxes in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

The PNC Financial Services Group, Inc. – Form 10-K    87

Our contractual obligations totaled $84.6 billion at December 31, 2010. The decline in the comparison is primarily attributable to decreases in the remaining contractual maturities of time deposits and borrowed funds.

Other Commitments (a)		Amount Of Commitment Expiration By Period
December 31, 2011 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$103,271	$48,011	$31,491	$23,167	$602
Standby letters of credit (b)	10,769	4,537	5,004	1,107	121
Reinsurance agreements (c)	6,432	2,959	105	50	3,318
Other commitments (d)	707	367	251	85	4
Total commitments	$121,179	$55,874	$36,851	$24,409	$4,045
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $7.4 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers.
(d)	Includes unfunded commitments related to private equity investments of $247 million and other investments of $3 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $420 million and other direct equity investments of $37 million that are included in Other liabilities on our Consolidated Balance Sheet.

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

Asset and Liability Management centrally manages interest rate risk set forth in our risk management policies approved by management’s Asset and Liability Committee and the Risk Committee of the Board.

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2011 and 2010 follow:

Interest Sensitivity Analysis

	Fourth Quarter 2011	Fourth Quarter 2010
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.3%	1.4%
100 basis point decrease (a)	(1.5)%	(1.4)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	7.1%	4.1%
100 basis point decrease (a)	(4.4)%	(4.8)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(6.2)	(.5)
Key Period-End Interest Rates
One-month LIBOR	.30%	.26%
Three-year swap	.82%	1.28%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

88    The PNC Financial Services Group, Inc. – Form 10-K

Net Interest Income Sensitivity to Alternative Rate Scenarios (Fourth Quarter 2011)

	PNC Economist	Market Forward	Two-Ten Slope
First year sensitivity	.9%	.8%	.4%
Second year sensitivity	4.1%	3.1%	.9%

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

The fourth quarter 2011 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities are primarily customer-driven trading in fixed income securities, derivatives, and foreign exchange contracts. They also include the underwriting of fixed income and equity securities.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in trading activities. We calculate VaR at both a 99% non diversified and 95% diversified confidence interval. The 99% VaR is used for computing our regulatory market risk capital charge while 95% VaR is used for internal management reporting. PNC began measuring enterprise wide VaR internally on a diversified basis at a 95% confidence interval in the second quarter of 2011. We believe a diversified VaR is a better representation of risk as it reflects empirical correlations across different asset classes. Additionally, moving to a 95% confidence level provides a more stable measure of the VaR for day-to-day risk management. During 2011, our 95% VaR ranged between $.4 million and $3.5 million, averaging $.8 million.

During 2011, our 99% non-diversified VaR ranged between $1.0 million and $6.8 million, averaging $1.8 million. During 2010, our VaR ranged between $2.3 million and $8.8 million, averaging $5.4 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Over a typical business cycle, we would expect an average of twelve to thirteen instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level at a 95% confidence interval. There were no such instances during the year ended December 31, 2011 under our diversified VaR measure. We use a 500 day look back period for backtesting and include customer related revenue. Including customer revenue helps to reduce trading losses and therefore, there were no instances of actual losses exceeding the prior day VaR measure.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day diversified VaR for the period.

The PNC Financial Services Group, Inc. – Form 10-K    89

Total trading revenue was as follows:

Trading Revenue

Year ended December 31 In millions	2011	2010	2009
Net interest income	$43	$55	$61
Noninterest income	225	183	170
Total trading revenue	$268	$238	$231
Securities underwriting and trading (a)	$81	$94	$75
Foreign exchange	88	76	73
Financial derivatives and other	99	68	83
Total trading revenue	$268	$238	$231
(a)	Includes changes in fair value for certain loans accounted for at fair value.

The trading revenue disclosed above includes results from providing investing and risk management services to our customers as well as results from hedges of customer activity. Trading revenue excludes the impact of economic hedging activities which we transact to manage risk primarily related to residential mortgage servicing rights, residential and commercial mortgage loans held-for-sale, and certain residential mortgage-backed agency securities with embedded derivatives. Derivatives used for economic hedges are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in symmetrical accounting treatment for both the hedging instrument and the hedged item. Economic hedge results are reported in noninterest income along with the associated hedge items.

Trading revenue for 2011 increased $30 million compared with 2010 primarily due to higher derivatives and foreign exchange client sales revenues, improved client related trading results, and the reduced impact of counterparty credit risk on valuations of derivative positions. These increases were partially offset by lower underwriting activity.

Trading revenue increased $7 million in 2010 compared with 2009 primarily due to higher underwriting and derivatives client sales revenue, partially offset by reduced proprietary and customer related trading results. Proprietary trading positions were essentially eliminated by the end of the second quarter of 2010.

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

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the potential value depreciation over a one year horizon commensurate with solvency expectations of an institution rated single-A by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 8 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

In millions	Dec. 31 2011	Dec. 31 2010
BlackRock	$5,291	$5,017
Tax credit investments	2,646	2,054
Private equity	1,491	1,375
Visa	456	456
Other	250	318
Total	$10,134	$9,220

BlackRock

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at December 31, 2011, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Item 7 includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are tax credit investments which are accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.6 billion at December 31, 2011 and $2.1 billion at December 31, 2010.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.5 billion at December 31, 2011 and $1.4 billion at December 31, 2010. As of December 31, 2011, $856 million was invested directly in a variety of companies and $635 million was invested indirectly through various private equity

90    The PNC Financial Services Group, Inc. – Form 10-K

funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $241 million as of December 31, 2011. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.

Our unfunded commitments related to private equity totaled $247 million at December 31, 2011 compared with $319 million at December 31, 2010.

Visa

At December 31, 2011, our investment in Visa Class B common shares totaled approximately 23 million shares. In March 2011, Visa funded $400 million to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized our estimated $38 million share of the $400 million as a reduction of our previously established indemnification liability and a reduction of noninterest expense. In December 2011, Visa funded $1.6 billion to their litigation escrow account and reduced the conversion ratio of Visa B to A shares. We consequently recognized $32 million as a reduction of our previously established indemnification liability and a reduction of noninterest expense. As of December 31, 2011, our recognized Visa indemnification liability was zero. As we continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation, we may have additional exposure in the future to the specified Visa litigation.

As of December 31, 2011, we had recognized $456 million of our Visa ownership. Based on the December 31, 2011 closing price of $101.53 for the Visa Class A shares, the market value of our total investment was approximately $1.0 billion at the current conversion ratio which considers all litigation funding by Visa to date. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with any settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

Note 23 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on our Visa indemnification obligation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At

December 31, 2011, other investments totaled $250 million compared with $318 million at December 31, 2010. We recognized net gains related to these investments of $1 million during 2011, compared with $43 million during 2010.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $3 million at December 31, 2011 and $11 million at December 31, 2010.

IMPACT OF INFLATION

Our assets and liabilities are primarily financial in nature and typically have varying maturity dates. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. However, during periods of inflation, there may be a subsequent impact affecting certain fixed costs or expenses, an erosion of consumer and customer purchasing power, and fluctuations in the needs or demand for our products and services. Should significant levels of inflation occur, our business could potentially be impacted by, among other things, reducing our tolerance for extending credit or causing us to incur additional credit losses resulting from possible increased default rates.

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

The PNC Financial Services Group, Inc. – Form 10-K    91

The following table provides the notional or contractual amounts and estimated net fair value of financial derivatives at December 31, 2011 and December 31, 2010.

Financial Derivatives	December 31, 2011		December 31, 2010
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Derivatives designated as hedging instruments under GAAP
Interest rate contracts (a)
Asset rate conversion
Receive fixed swaps	$13,902	$529	$14,452	$332
Pay fixed swaps (c) (d)	1,797	(116)	1,669	12
Liability rate conversion
Receive fixed swaps	10,476	1,316	9,803	834
Forward purchase commitments	2,733	43	2,350	(8)
Total interest rate risk management	28,908	1,772	28,274	1,170
Foreign exchange contracts
FX forward	326
Total derivatives designated as hedging instruments (b)	$29,234	$1,772	$28,274	$1,170
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Interest rate contracts
Swaps	$98,406	$454	$83,421	$63
Futures	64,250		51,699
Future options	8,000		31,250	21
Bond options	1,250	3
Swaptions	10,312	49	11,040	28
Commitments related to residential mortgage assets	14,773	59	16,652	47
Total residential mortgage banking activities	$196,991	$565	$194,062	$159
Derivatives used for commercial mortgage banking activities:
Interest rate contracts
Swaps	$1,180	$(34)	$1,744	$(41)
Swaptions	450	3
Commitments related to commercial mortgage assets	995	5	1,228	5
Credit contracts
Credit default swaps	95	5	210	8
Total commercial mortgage banking activities	$2,720	$(21)	$3,182	$(28)
Derivatives used for customer-related activities:
Interest rate contracts
Swaps (d)	$122,088	$(214)	$92,248	$(104)
Caps/floors
Sold	5,861	(6)	3,207	(15)
Purchased	5,601	19	2,528	14
Swaptions	1,713	63	2,165	13
Futures	6,982		2,793
Commitments related to residential mortgage assets (d)	487	(1)	738
Foreign exchange contracts	11,920	9	7,913	(6)
Equity contracts	184	(3)	334	(3)
Credit contracts
Risk participation agreements	3,259	1	2,738	3
Total customer-related	$158,095	$(132)	$114,664	$(98)
Derivatives used for other risk management activities:
Interest rate contracts
Swaps (d)	$1,704	$(34)	$3,021	$6
Swaptions	225	1	100	4
Futures	1,740		298
Commitments related to residential mortgage assets			1,100	1
Foreign exchange contracts	25	(4)	32	(4)
Credit contracts
Credit default swaps	209	6	551	8
Other contracts (e)	386	(296)	209	(396)
Total other risk management	$4,289	$(327)	$5,311	$(381)
Total derivatives not designated as hedging instruments	$362,095	$85	$317,219	$(348)
Total Gross Derivatives	$391,329	$1,857	$345,493	$822

92    The PNC Financial Services Group, Inc. – Form 10-K

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 57% were based on 1-month LIBOR and 43% on 3-month LIBOR at December 31, 2011 compared with 58% and 42%, respectively, at December 31, 2010.
(b)	Fair value amount includes net accrued interest receivable of $140 million at December 31, 2011 and $132 million at December 31, 2010.
(c)	Includes zero-coupon swaps.
(d)	The increases in the negative fair values from December 31, 2010 to December 31, 2011 for interest rate contracts, foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during 2011 and contracts terminated during that period.
(e)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and other contracts.

2010 VERSUS 2009

CONSOLIDATED INCOME STATEMENT REVIEW

Summary Results

Net income for 2010 was $3.4 billion, or $5.74 per diluted common share and for 2009 was $2.4 billion or $4.36 per diluted common share. For 2010, net income attributable to common shareholders and diluted earnings per common share were impacted by a noncash reduction of $250 million related to our redemption of TARP preferred stock.

Net Interest Income

Net interest income was $9.2 billion for 2010 up 2% from 2009, while the net interest margin rose to 4.14% in 2010 compared with 3.82% for 2009.

Noninterest Income

Summary

Noninterest income was $5.9 billion for 2010 and $7.1 billion for 2009. The primary driver of this change was a reduction of $916 million for BlackRock related transactions. During fourth quarter 2010, we realized a pretax gain of $160 million on 7.5 million BlackRock common shares sold by PNC as a part of a BlackRock secondary common stock offering. During fourth quarter 2009, we recognized a $1.1 billion pretax gain related to BlackRock’s acquisition of Barclays Global Investors (BGI).

Asset management revenue was $1.1 billion in 2010 compared with $858 million in 2009. This increase reflected higher equity earnings from our BlackRock investment, improved equity markets and client growth. Discretionary assets under management at December 31, 2010 totaled $108 billion compared with $103 billion at December 31, 2009.

Consumer services fees totaled $1.3 billion in both 2010 and 2009. Consumer service fees for 2010 reflected higher volume-related transaction fees offset by lower brokerage fees and the impact of the January 1, 2010 consolidation of the securitized credit card portfolio.

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

There were lower service charges on deposits of $245 million in 2010 compared with 2009, partially resulting from the negative impact of the new Regulation E rules.

Net securities gains increased by $128 million in 2010 compared with 2009 due to lower net credit related OTTI partially offset by lower gains on sales of securities.

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

Other noninterest income totaled $884 million for 2010 compared with $987 million for 2009. Other noninterest income for 2009 included gains of $103 million primarily related to our BlackRock LTIP shares obligation. Other noninterest income for 2010 included net gains on alternative investments, including private equity, of $258 million, compared with net losses on alternative investments, including private equity, of $93 million in 2009. Gains on sales of loans were $73 million in 2010 and $220 million in 2009.

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

The PNC Financial Services Group, Inc. – Form 10-K    93

National City integration costs included in noninterest expense totaled $387 million in 2010 and $421 million in 2009. We achieved National City acquisition cost savings of $1.8 billion on an annualized basis in the fourth quarter of 2010 through the reduction of operational and administrative redundancies. This amount was higher than our original goal of $1.2 billion, and ahead of schedule. During 2010, we completed the customer and branch conversions to our technology platforms and integrated the businesses and operations of National City with those of PNC.

Effective Tax Rate

Our effective tax rate was 25.5% for 2010 and 26.9% for 2009.

CONSOLIDATED BALANCE SHEET REVIEW

Loans

Loans decreased $6.9 billion, or 4%, to $150.6 billion as of December 31, 2010 compared with December 31, 2009. An increase in loans of $3.5 billion from the initial consolidation of Market Street and the securitized credit card portfolio effective January 1, 2010 was more than offset by the impact of soft customer loan demand combined with loan repayments and payoffs in the portfolio.

Loans represented 57% of total assets at December 31, 2010 and 58% at December 31, 2009. Commercial lending represented 53% of the loan portfolio and consumer lending represented 47% at both December 31, 2010 and December 31, 2009. Commercial real estate loans represented 7% of total assets at December 31, 2010 and 9% of total assets at December 31, 2009.

Investment Securities

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

Loans Held For Sale

Loans held for sale totaled $3.5 billion at December 31, 2010 compared with $2.5 billion at December 31, 2009. We stopped originating certain commercial mortgage loans designated as held for sale during the first quarter of 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. We sold $241 million of commercial mortgage loans held for sale carried at fair value in 2010 and sold $272 million in 2009.

Residential mortgage loan origination volume was $10.5 billion in 2010. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $10.0 billion of loans and recognized related gains of $231 million during 2010. The comparable amounts for 2009 were $19.8 billion and $435 million, respectively.

Asset Quality

Nonperforming assets decreased $1.1 billion to $5.1 billion at December 31, 2010 compared with $6.2 billion at December 31, 2009. Nonperforming loans decreased $1.2 billion to $4.5 billion since December 31, 2009 while OREO and foreclosed assets increased $124 million to $657 million. The decrease in nonperforming loans was primarily due to improvements in our commercial lending and residential real estate portfolios, partially offset by increases in our consumer home equity portfolio. These consumer home equity nonperforming loan increases were largely due to increases in troubled debt restructurings (TDRs).

At December 31, 2010, our largest nonperforming asset was $35 million in the Accommodation and Food Services Industry and our average nonperforming loan associated with commercial lending was approximately $1 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled $10.8 billion at December 31, 2010 compared with $12.9 billion at December, 31, 2009. Goodwill declined $1.4 billion, to $8.1 billion, at December 31, 2010 compared with the December 31, 2009 balance primarily due to the sale of GIS which reduced goodwill by $1.2 billion. The $.8 billion decline in other intangible assets from December 31, 2009 included $.3 billion declines in both commercial and residential mortgage servicing rights due primarily to the sale of commercial mortgage servicing rights and residential mortgage servicing rights value changes resulting primarily from market-driven changes in interest rates.

Funding Sources

Total funding sources were $222.9 billion at December 31, 2010 and $226.2 billion at December 31, 2009. Funding sources decreased $3.3 billion, primarily driven by declines in retail certificates of deposit and Federal Home Loan Bank borrowings, partially offset by increases in demand deposits and other borrowings.

94    The PNC Financial Services Group, Inc. – Form 10-K

Total deposits decreased $3.5 billion at December 31, 2010 compared with December 31, 2009. Deposits decreased in the comparison primarily due to declines in retail certificates of deposit, time deposits in foreign offices and money market deposits, partially offset by an increase in demand deposits.

Total borrowed funds increased $.2 billion to $39.5 billion at December 31, 2010 compared to December 31, 2009. Other borrowed funds increased in the comparison primarily due to the consolidation of Market Street and a credit card securitization trust. Additionally, bank notes and senior debt increased since December 31, 2009 due to net issuances. These increases were partially offset in the comparison by a decline of Federal Home Loan Bank borrowings.

PNC issued $3.25 billion of senior notes in 2010. In March 2009, PNC issued $1.0 billion of floating rate senior notes guaranteed by the FDIC under the FDIC’s TLGP-Debt Guarantee Program (TLGP). In addition, PNC issued $1.5 billion of senior notes during the second and third quarters of 2009 that were not issued under the TLGP.

Shareholders’ Equity

Total shareholders’ equity increased $.3 billion, to $30.2 billion, at December 31, 2010 compared with December 31, 2009 and included the impact of the following:

•	The first quarter 2010 issuance of 63.9 million shares of common stock in an underwritten offering at $54 per share resulted in a $3.4 billion increase in total shareholders’ equity,
•	An increase of $2.7 billion to retained earnings, and
•	A $1.5 billion decline in accumulated other comprehensive loss largely due to decreases in net unrealized securities losses.

The factors above were mostly offset by a decline of $7.3 billion in capital surplus-preferred stock in connection with our February 2010 redemption of the Series N (TARP) Preferred Stock as explained further in Note 18 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Regulatory capital ratios at December 31, 2010 were 10.2% for leverage, 12.1% for Tier 1 risk-based and 15.6% for total risk-based capital. At December 31, 2009, the regulatory capital ratios were 10.1% for leverage, 11.4% for Tier 1 risk-based and 15.0% for total risk-based capital. The increase in Tier 1 risk-based capital was attributable to retention of earnings in 2010, the first quarter 2010 equity offering, the third quarter 2010 sale of GIS, and lower risk-weighted assets.

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

Combined Loan-to-value ratio (CLTV) – This is the aggregate principal balance(s) of the mortgages on a property divided by its appraised value or purchase price.

Commercial mortgage banking activities – Includes commercial mortgage servicing, originating commercial mortgages for sale and related hedging activities. Commercial mortgage banking activities revenue includes commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization, and commercial mortgage servicing rights valuations), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Common shareholders’ equity to total assets – Common shareholders’ equity divided by total assets. Common shareholders’ equity equals total shareholders’ equity less the liquidation value of preferred stock.

Core net interest income – Total net interest income less purchase accounting accretion.

Credit derivatives – Contractual agreements, primarily credit default swaps, that provide protection against a credit event of one or more referenced credits. The nature of a credit event is

The PNC Financial Services Group, Inc. – Form 10-K    95

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

Economic capital – Represents the amount of resources that a business or business segment should hold to guard against potentially large losses that could cause insolvency and is based on a measurement of economic risk. The economic capital measurement process involves converting a risk distribution to the capital that is required to support the risk, consistent with our target credit rating. As such, economic risk serves as a “common currency” of risk that allows us to compare different risks on a similar basis.

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

Home Price Index (HPI) – A broad measure of the movement of single-family house prices in the U.S.

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

LIBOR – Acronym for London InterBank Offered Rate. LIBOR is the average interest rate charged when banks in the London wholesale money market (or interbank market) borrow unsecured funds from each other. LIBOR rates are used as a benchmark for interest rates on a global basis. PNC’s product set includes loans priced using LIBOR as a benchmark.

Loan-to-value ratio (LTV) – A calculation of a loan’s collateral coverage that is used both in underwriting and assessing credit risk in our lending portfolio. LTV is the sum total of loan obligations secured by collateral divided by the

96    The PNC Financial Services Group, Inc. – Form 10-K

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

Other real estate owned (OREO) and foreclosed assets – Assets taken in settlement of troubled loans through surrender or foreclosure. Foreclosed assets include all assets received in full or partial satisfaction of a loan and include real and personal property, equity interests in corporations, partnerships, joint ventures, and beneficial interests in trusts. Premises that are no longer used in operations may also be included in other real estate owned.

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

Probability of Default (PD) – An internal risk rating that indicates the likelihood that a credit obligor will enter into default status.

The PNC Financial Services Group, Inc. – Form 10-K    97

Purchase accounting accretion – Accretion of the discounts and premiums on acquired assets and liabilities. The purchase accounting accretion is recognized in net interest income over the weighted-average life of the financial instruments using the constant effective yield method. Accretion for Purchased impaired loans includes any cash recoveries received in excess of the recorded investment.

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

98    The PNC Financial Services Group, Inc. – Form 10-K

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

Troubled debt restructuring (TDR) – A loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties.

Value-at-risk (VaR) – A statistically-based measure of risk that describes the amount of potential loss which may be incurred due to severe and adverse market movements. The measure is of the maximum loss which should not be exceeded on 95 out of 100 days for a 95% VaR and 99 out of 100 days for a 99% VaR.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and may from time to time make other statements, regarding our outlook for earnings, revenues, expenses, capital levels and ratios, liquidity levels, asset levels, asset quality and other matters regarding or affecting PNC and its future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.

Forward-looking statements speak only as of the date made. We do not assume any duty and do not undertake to update forward-looking statements. Actual results or future events could differ, possibly materially, from those anticipated in forward-looking statements, as well as from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:
–	Changes in interest rates and valuations in debt, equity and other financial markets.
–	Disruptions in the liquidity and other functioning of U.S. and global financial markets.
–

The impact on financial markets and the economy of the downgrade by Standard & Poor’s of U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the level of U.S. and European government debt and concerns regarding the creditworthiness of certain sovereign governments in Europe.

–	Actions by Federal Reserve, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.
–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.
–	Slowing or failure of the current moderate economic recovery.
–

Continued effects of aftermath of recessionary conditions and uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on levels of unemployment, loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

The PNC Financial Services Group, Inc. – Form 10-K    99

–	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the modest economic expansion will persist in 2012 and interest rates will remain very low.

•

Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

–

Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation and changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects, and changes in accounting policies and principles. We will be impacted by extensive reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on us, remains uncertain.

–	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act and to Basel III initiatives.
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

–	Results of the regulatory examination and supervision process, including our failure to satisfy requirements of agreements with governmental agencies.
–	Impact on business and operating results of any costs associated with obtaining rights in intellectual property claimed by others and of adequacy of our intellectual property protection in general.
•	Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital standards. In particular, our results currently depend on our ability to manage elevated levels of impaired assets.

•

Business and operating results also include impacts relating to our equity interest in BlackRock, Inc. and rely to a significant extent on information provided to us by BlackRock. Risks and uncertainties that could affect BlackRock are discussed in more detail by BlackRock in its SEC filings.

•	Our planned acquisition of RBC Bank (USA) presents us with risks and uncertainties related both to the acquisition transaction itself and its integration into PNC after closing, including:
–

The transaction (including integration of RBC Bank (USA)’s businesses) may be substantially more expensive to complete than anticipated. Anticipated benefits, including cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

–

Our ability to achieve anticipated results from this transaction is dependent also on the extent of credit losses in the acquired loan portfolios and the extent of deposit attrition, in part related to the state of economic and financial markets. Also, litigation and governmental investigations that may be filed or commenced, as a result of this transaction or otherwise, could impact the timing or realization of anticipated benefits to PNC.

–

Integration of RBC Bank (USA)’s business and operations into PNC, which will include conversion of RBC Bank (USA)’s different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to RBC Bank (USA)’s or PNC’s existing businesses. PNC’s ability to integrate RBC Bank (USA) successfully may be adversely affected by the facts that this transaction will result in PNC entering several markets where PNC does not currently have any meaningful retail presence and that the conversion is taking place simultaneously with the acquisition.

•

In addition to the planned RBC Bank (USA) transaction, we grow our business in part by acquiring from time to time other financial services companies, financial services assets and related deposits and other liabilities. These other acquisitions often present risks and uncertainties analogous to those presented by the RBC Bank (USA) transaction. Acquisition risks include those presented by the nature of the business acquired as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into PNC after closing.

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product

100    The PNC Financial Services Group, Inc. – Form 10-K

pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact our business and financial performance through changes in counterparty creditworthiness and performance and in the competitive and regulatory landscape. Our ability to anticipate and respond to technological changes can also impact our ability to respond to customer needs and meet competitive demands.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in equity, and cash flows present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on

Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania February 29, 2012

The PNC Financial Services Group, Inc. – Form 10-K    101

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2011	2010	2009
Interest Income
Loans	$7,595	$8,276	$8,919
Investment securities	2,161	2,389	2,688
Other	438	485	479
Total interest income	10,194	11,150	12,086
Interest Expense
Deposits	668	963	1,741
Borrowed funds	826	957	1,262
Total interest expense	1,494	1,920	3,003
Net interest income	8,700	9,230	9,083
Noninterest Income
Asset management	1,088	1,054	858
Consumer services	1,243	1,261	1,290
Corporate services	898	1,082	1,021
Residential mortgage	713	699	990
Service charges on deposits	534	705	950
Net gains on sales of securities	249	426	550
Other-than-temporary impairments	(420)	(608)	(1,935)
Less: Noncredit portion of other-than-temporary impairments (a)	(268)	(283)	(1,358)
Net other-than-temporary impairments	(152)	(325)	(577)
Gains on BlackRock transactions		160	1,076
Other	1,053	884	987
Total noninterest income	5,626	5,946	7,145
Total revenue	14,326	15,176	16,228
Provision For Credit Losses	1,152	2,502	3,930
Noninterest Expense
Personnel	3,966	3,906	4,119
Occupancy	738	730	713
Equipment	661	668	695
Marketing	249	266	233
Other	3,491	3,043	3,313
Total noninterest expense	9,105	8,613	9,073
Income from continuing operations before income taxes and noncontrolling interests	4,069	4,061	3,225
Income taxes	998	1,037	867
Income from continuing operations before noncontrolling interests	3,071	3,024	2,358
Income from discontinued operations (net of income taxes of zero, $338, and $54)		373	45
Net income	3,071	3,397	2,403
Less: Net income (loss) attributable to noncontrolling interests	15	(15)	(44)
Preferred stock dividends	56	146	388
Preferred stock discount accretion and redemptions	2	255	56
Net income attributable to common shareholders	$2,998	$3,011	$2,003
Earnings Per Common Share
From continuing operations
Basic	$5.70	$5.08	$4.30
Diluted	$5.64	$5.02	$4.26
From net income
Basic	$5.70	$5.80	$4.40
Diluted	$5.64	$5.74	$4.36
Average Common Shares Outstanding
Basic	524	517	454
Diluted	526	520	455

(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

102    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value	December 31 2011	December 31 2010
Assets
Cash and due from banks (includes $7 and $2 for VIEs) (a)	$4,105	$3,297
Federal funds sold and resale agreements (includes $732 and $866 measured at fair value) (b)	2,205	3,704
Trading securities	2,513	1,826
Interest-earning deposits with banks (includes $325 and $288 for VIEs) (a)	1,169	1,610
Loans held for sale (includes $2,365 and $2,755 measured at fair value) (b)	2,936	3,492
Investment securities (includes $109 and $192 for VIEs) (a)	60,634	64,262
Loans (includes $6,096 and $4,645 for VIEs) (includes $227 and $116 measured at fair value) (a) (b)	159,014	150,595
Allowance for loan and lease losses (includes $(91) and $(183) for VIEs) (a)	(4,347)	(4,887)
Net loans	154,667	145,708
Goodwill	8,285	8,149
Other intangible assets	1,859	2,604
Equity investments (includes $1,643 and $1,177 for VIEs) (a)	10,134	9,220
Other (includes $1,205 and $676 for VIEs) (includes $210 and $396 measured at fair value) (a) (b)	22,698	20,412
Total assets	$271,205	$264,284
Liabilities
Deposits
Noninterest-bearing	$59,048	$50,019
Interest-bearing	128,918	133,371
Total deposits	187,966	183,390
Borrowed funds
Federal funds purchased and repurchase agreements	2,984	4,144
Federal Home Loan Bank borrowings	6,967	6,043
Bank notes and senior debt	11,793	12,904
Subordinated debt	8,321	9,842
Other (includes $4,777 and $3,354 for VIEs) (a)	6,639	6,555
Total borrowed funds	36,704	39,488
Allowance for unfunded loan commitments and letters of credit	240	188
Accrued expenses (includes $155 and $88 for VIEs) (a)	4,175	3,188
Other (includes $734 and $456 for VIEs) (a)	4,874	5,192
Total liabilities	233,959	231,446
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 537 and 536 shares)	2,683	2,682
Capital surplus – preferred stock	1,637	647
Capital surplus – common stock and other	12,072	12,057
Retained earnings	18,253	15,859
Accumulated other comprehensive income (loss)	(105)	(431)
Common stock held in treasury at cost: 10 shares	(487)	(572)
Total shareholders’ equity	34,053	30,242
Noncontrolling interests	3,193	2,596
Total equity	37,246	32,838
Total liabilities and equity	$271,205	$264,284

(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K    103

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2008 (a)	443	$2,261	$7,918	$8,328	$11,461	$(3,949)	$(597)	$2,226	$27,648
Cumulative effect of adopting FASB ASC 320-10 (b)					110	(110)
Balance at January 1, 2009	443	$2,261	$7,918	$8,328	$11,571	$(4,059)	$(597)	$2,226	$27,648
Net income (loss)					2,447			(44)	2,403
Other comprehensive income (loss), net of tax
Net unrealized losses on other-than-temporary impaired debt securities						(706)			(706)
Net unrealized securities gains						2,866			2,866
Net unrealized losses on cash flow hedge derivatives						(208)			(208)
Pension, other postretirement and postemployment benefit plan adjustments						125			125
Other						20			20
Comprehensive income (loss)								(44)	4,500
Cash dividends declared
Common					(430)				(430)
Preferred					(388)				(388)
Preferred stock discount accretion			56		(56)
Supervisory Capital Assessment Program issuance	15	75		549					624
Common stock activity	4	18		147					165
Treasury stock activity (c)				(158)			84		(74)
Other				79				443	522
Balance at December 31, 2009 (a)	462	$2,354	$7,974	$8,945	$13,144	$(1,962)	$(513)	$2,625	$32,567
Cumulative effect of adopting ASU 2009-17					(92)	(13)			(105)
Balance at January 1, 2010	462	$2,354	$7,974	$8,945	$13,052	$(1,975)	$(513)	$2,625	$32,462
Net income					3,412			(15)	3,397
Other comprehensive income (loss), net of tax
Net unrealized gains on other-than-temporary impaired debt securities						170			170
Net unrealized securities gains						868			868
Net unrealized gains on cash flow hedge derivatives						356			356
Pension, other postretirement and postemployment benefit plan adjustments						162			162
Other						(12)			(12)
Comprehensive income (loss)								(15)	4,941
Cash dividends declared
Common					(204)				(204)
Preferred					(146)				(146)
Redemption of preferred stock and noncontrolling interest Series N (TARP)			(7,579)						(7,579)
Preferred stock discount accretion			252		(252)
Other				(1)	(3)				(4)
Common stock activity (d)	65	328		3,113					3,441
Treasury stock activity	(1)			(62)			(59)		(121)
Other				62				(14)	48
Balance at December 31, 2010 (a)	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838

104    The PNC Financial Services Group, Inc. – Form 10-K

(continued on following page)

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2010 (a)	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838
Net income					3,056			15	3,071
Other comprehensive income (loss), net of tax
Net unrealized losses on other-than-temporary impaired debt securities						(92)			(92)
Net unrealized securities gains						601			601
Net unrealized gains on cash flow hedge derivatives						195			195
Pension, other postretirement and postemployment benefit plan adjustments						(375)			(375)
Other						(3)			(3)
Comprehensive income (loss)								15	3,397
Cash dividends declared
Common					(604)				(604)
Preferred					(56)				(56)
Preferred stock discount accretion			2		(2)
Common stock activity	1	1		10					11
Treasury stock activity				(36)			85		49
Preferred stock issuance – Series O (e)			988						988
Other				41				582	623
Balance at December 31, 2011 (a)	527	$2,683	$1,637	$12,072	$18,253	$(105)	$(487)	$3,193	$37,246

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Retained earnings at January 1, 2009 was increased $110 million representing the after-tax noncredit portion of other-than-temporary impairment losses recognized in net income during 2008 that has been reclassified to accumulated other comprehensive income (loss).
(c)	Net treasury stock activity totaled less than .5 million shares issued.
(d)	Includes 63.9 million common shares issuance, the net proceeds of which were used together with other available funds to redeem the Series N (TARP) Preferred Stock, for a $3.4 billion net increase in total equity.
(e)	10,000 Series O preferred shares with a $1 par value were issued on July 20, 2011.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K    105

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2011	2010	2009
Operating Activities
Net income	$3,071	$3,397	$2,403
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	1,152	2,502	3,930
Depreciation and amortization	1,140	1,059	978
Deferred income taxes	840	1,019	932
Net gains on sales of securities	(249)	(426)	(550)
Net other-than-temporary impairments	152	325	577
Mortgage servicing rights valuation adjustment	726	434	(149)
Gain on sale of PNC Global Investment Servicing		(639)
Gains on BlackRock transactions		(160)	(1,076)
Net gains related to BlackRock LTIP shares adjustments			(103)
Noncash charge on trust preferred securities redemption	198
Undistributed earnings of BlackRock	(262)	(291)	(144)
Net change in
Trading securities and other short-term investments	330	468	61
Loans held for sale	77	(1,154)	1,110
Other assets	(4,142)	753	5,485
Accrued expenses and other liabilities	3,330	(1,571)	(8,118)
Other	(328)	(904)	418
Net cash provided (used) by operating activities	6,035	4,812	5,754
Investing Activities
Sales
Securities available for sale	20,533	23,343	18,861
BlackRock stock via secondary common stock offering		1,198
Loans	1,770	1,868	644
Repayments/maturities
Securities available for sale	6,074	7,730	7,291
Securities held to maturity	2,859	2,433	495
Purchases
Securities available for sale	(25,551)	(36,653)	(34,078)
Securities held to maturity	(1,607)	(1,296)	(2,367)
Loans	(2,401)	(4,275)	(970)
Net change in
Federal funds sold and resale agreements	1,487	(1,313)	(560)
Interest-earning deposits with banks	441	2,684	10,237
Loans	(10,224)	7,855	13,863
Net cash received from (paid for) acquisition and divestiture activity	430	2,202	(3,396)
Purchases of corporate and bank owned life insurance	(200)	(800)
Other (a)	(160)	753	(541)
Net cash provided (used) by investing activities	(6,549)	5,729	9,479

106    The PNC Financial Services Group, Inc. – Form 10-K

(continued on following page)

	Year ended December 31
In millions	2011	2010	2009
Financing Activities
Net change in
Noninterest-bearing deposits	$8,909	$5,872	$7,169
Interest-bearing deposits	(4,863)	(8,844)	(9,849)
Federal funds purchased and repurchase agreements	(1,151)	152	(1,173)
Federal Home Loan borrowings	1,000	(280)	280
Other borrowed funds	(562)	380	(1,726)
Sales/issuances
Federal Home Loan borrowings	1,000		2,092
Bank notes and senior debt	1,244	3,230	2,461
Other borrowed funds	10,025	4,820	234
Preferred stock	988
Supervisory Capital Assessment Program – common stock			624
Common and treasury stock	72	3,486	247
Repayments/maturities
Federal Home Loan borrowings	(1,076)	(4,373)	(9,671)
Bank notes and senior debt	(2,612)	(2,808)	(3,887)
Subordinated debt	(1,942)	(257)	(1,000)
Other borrowed funds	(8,977)	(4,677)	(211)
Preferred stock – TARP		(7,579)
Redemption of noncontrolling interest and other preferred stock		(100)
Acquisition of treasury stock	(73)	(204)	(188)
Preferred stock cash dividends paid	(56)	(146)	(388)
Common stock cash dividends paid	(604)	(204)	(430)
Net cash provided (used) by financing activities	1,322	(11,532)	(15,416)
Net Increase (Decrease) In Cash And Due From Banks	808	(991)	(183)
Cash and due from banks at beginning of period	3,297	4,288	4,471
Cash and due from banks at end of period	$4,105	$3,297	$4,288
Supplemental Disclosures
Interest paid	$1,517	$1,871	$3,151
Income taxes paid	842	752	66
Income taxes refunded	41	54	718
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	926	890	(172)
Transfer from loans to foreclosed assets	822	1,218	1,012
(a)	Includes the impact of the consolidation of variable interest entities as of January 1, 2010.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K    107

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Kentucky, Florida, Washington, D.C., Delaware, Virginia, Missouri, Wisconsin and Georgia. PNC also provides certain products and services internationally.

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

USE OF ESTIMATES

We prepared these consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our fair value measurements, allowances for loan and lease losses and unfunded loan commitments and letters of credit, and accretion on purchased impaired loans. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

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

We also own approximately 1.5 million shares of Series C Preferred Stock of BlackRock after delivery of approximately 1.3 million shares in September 2011 pursuant to our obligation to partially fund a portion of certain BlackRock long-term incentive plan (LTIP) programs. Since these preferred shares are not deemed to be in substance common stock, we have elected to account for these preferred shares at fair value and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in Other assets.

As noted above, we mark-to-market our obligation to transfer BlackRock shares related to certain BlackRock LTIP programs. This obligation is classified as a derivative not designated as a hedging instrument under GAAP as disclosed in Note 16 Financial Derivatives.

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

108    The PNC Financial Services Group, Inc. – Form 10-K

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

VIEs are assessed for consolidation under ASC 810 – Consolidations when we hold variable interest in these entities. We consolidate a VIE if we are its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Upon consolidation of a VIE, we recognize all of the VIE’s assets, liabilities and noncontrolling interests on our Consolidated Balance Sheet. See Note 3 Loan Sale and Servicing Activities and Variable Interest Entities for information about VIEs that we do not consolidate but in which we hold a significant variable interest.

On January 1, 2010, we adopted Accounting Standard Update (ASU) 2009-17 – Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance replaces previous guidance requiring an enterprise to perform a qualitative analysis as opposed to a quantitative analysis to determine if it is the primary beneficiary of a VIE. The qualitative analysis considers the purpose and the design of the VIE as well as the risks that the VIE was designed to either create or pass through to variable interest holders. This guidance also removed the scope exception for qualifying special-purpose entities, contained new criteria for determining the primary beneficiary of a VIE and increased the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. As a result of the adoption of ASU 2009-17, we consolidated Market Street Funding LLC (Market Street), a credit card securitization trust, and certain Low Housing Tax Credit (LIHTC) investments.

REVENUE RECOGNITION

We earn interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Asset management,
•	Customer deposits,
•	Loan sales and servicing,
•	Brokerage services,
•	Sale of loans and securities,
•	Certain private equity activities, and
•	Securities and derivatives trading activities including foreign exchange.

We also earn revenue from selling loans and securities and we recognize income or loss from certain private equity activities.

We earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,
•	Selling various insurance products,
•	Providing treasury management services,
•	Providing merger and acquisition advisory and related services, and
•	Participating in certain capital markets transactions.

Revenue earned on interest-earning assets including unearned income and the amortization/accretion of premiums or discounts recognized on acquired loans is recognized based on the constant effective yield of the financial instrument.

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

We recognize gain/(loss) on changes in the fair value of certain financial instruments where we have elected the fair value option. These financial instruments include certain commercial and residential mortgage loans originated for sale, certain residential mortgage portfolio loans, resale agreements and our investment in BlackRock Series C preferred stock. We also recognize gain/(loss) on changes in the fair value of residential mortgage servicing rights (MSRs), which are measured at fair value.

We recognize revenue from servicing residential mortgages, commercial mortgages and other consumer loans as earned based on the specific contractual terms. These revenues, as well as impairment on servicing rights, are reported on the Consolidated Income Statement in the line items Residential mortgage, Corporate services, and Consumer service We recognize revenue from securities, derivatives and foreign

The PNC Financial Services Group, Inc. – Form 10-K    109

exchange trading, as well as securities underwriting activities, as these transactions occur or as services are provided. We recognize gains from the sale of loans upon receipt of cash.

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

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation, trading purposes or those with non-bifurcated embedded derivatives are carried at fair value and classified as trading securities and other assets on our Consolidated Balance Sheet. Realized and unrealized gains and losses on trading securities are included in Other noninterest income.

Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive income (loss).

On January 1, 2009, we adopted new guidance impacting the recognition and disclosure of other-than-temporary impairments (OTTI). On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments and hedging gains and losses. After an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary. As part of this evaluation, we take into consideration whether we intend to sell the security or whether it is more likely than not that we will be required to sell the security before expected recovery of its amortized cost. We also consider whether or not we expect to receive all of the contractual cash flows from the investment based on factors that include, but are not limited to: the creditworthiness of the issuer and, in the case of securities collateralized by consumer and commercial loan assets, the historical and projected performance of the underlying collateral. In addition, we may also evaluate the business and financial outlook of the issuer, as well as broader industry and sector performance indicators. Declines in the fair value of available for sale debt securities that are deemed other-than-temporary and are attributable to credit deterioration are recognized on our Consolidated Income Statement in the period in which the determination is made. Declines in fair value which are deemed other-than-temporary and attributable to factors other than credit deterioration are recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet.

We include all interest on debt securities, including amortization of premiums and accretion of discounts on investment securities in net interest income using the constant effective yield method. Effective yields reflect either the effective interest rate implicit in the security at the date of acquisition or the effective interest rate determined based on significantly improved cash flows subsequent to impairment. We compute gains and losses realized on the sale of available for sale debt securities on a specific security basis. These securities gains/(losses) are included in the caption Net gains on sales of securities on the Consolidated Income Statement.

In certain situations, management may elect to transfer certain debt securities from the securities available for sale to the held to maturity classification. In such cases, any unrealized gain or loss at the date of transfer included in Accumulated other comprehensive income (loss) is amortized over the remaining life of the security as a yield adjustment. This amortization offsets the effect on interest income of the amortization of the premium or accretion of the discount on the security.

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

•	For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the equity

110    The PNC Financial Services Group, Inc. – Form 10-K

method or the cost method of accounting. We use the equity method for general and limited partner ownership interests and limited liability companies in which we are considered to have significant influence over the operations of the investee and when the net asset value of our investment reflects our economic interest in the underlying investment. Under the equity method, we record our equity ownership share of net income or loss of the investee in noninterest income. We use the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in Other noninterest income. Distributions received from the income of an investee on cost method investments are included in noninterest income. Investments described above are included in the caption Equity investments on the Consolidated Balance Sheet.

Private Equity Investments

We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair value of publicly traded direct investments are determined using quoted market prices and are subject to various discount factors for legal or contractual sales restrictions, when appropriate. The valuation procedures applied to direct investments in private companies include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. On October 1, 2009, we adopted ASU 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Based on the guidance, we value indirect investments in private equity funds based on net asset value as provided in the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided values are made when available recent portfolio company information or market information indicates significant changes in value from that provided by the manager of the fund. We include all private equity investments on the Consolidated Balance Sheet in the caption Equity investments. Changes in the fair value of private equity investments are recognized in noninterest income.

We consolidate affiliated partnerships when we are the general partner and have determined that we have control of the partnership or are the primary beneficiary of the VIE. The portion we do not own is reflected in the caption Noncontrolling interests on the Consolidated Balance Sheet.

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

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Interest on performing loans originated (excluding purchased impaired loans, which are further discussed below) are accrued based on the principal amount outstanding and recorded in interest income as earned using the constant effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into net interest income, over periods not exceeding the contractual life of the loan.

When loans are redesignated from held for investment to held for sale, specific reserves and allocated pooled reserves included in the allowance for loan and lease losses (ALLL) are charged-off to reduce the basis of the loans to the lower of cost or estimated fair value less cost to sell.

In addition to originating loans, we also acquire loans through portfolio purchases or acquisitions of other financial services companies. For certain acquired loans that have experienced a deterioration of credit quality, we follow the guidance contained in ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under this guidance, acquired purchased impaired loans are to be recorded at fair value without the carryover of any existing valuation allowances. Evidence of credit quality deterioration may include information and statistics regarding bankruptcy events, updated borrower credit scores, such as Fair Isaac Corporation scores (FICO), past due status, and updated loan-to-value (LTV) ratios. We review the loans acquired for evidence of credit quality deterioration and determine if it is probable that we will be unable to collect all contractual amounts due, including both principal and interest. When both conditions exist, we estimate the amount and timing of undiscounted expected cash flows at acquisition for each loan either individually or on a pool basis. We estimate the cash

The PNC Financial Services Group, Inc. – Form 10-K    111

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

LEASES

We provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock and automobiles through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using the constant effective yield method. Lease residual values are reviewed for other-than-temporary impairment on an annual basis. Gains or losses on the sale of leased assets are included in Other noninterest income while valuation adjustments on lease residuals are included in Other noninterest expense.

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

ASC Topic 860 – Accounting For Transfers of Financial Assets requires a true sale legal analysis to address several relevant factors, such as the nature and level of recourse to the transferor, and the amount and nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law, or powers of the FDIC as a conservator or receiver. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control and the rights of the transferee over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

In a securitization, the trust or SPE issues beneficial interests in the form of senior and subordinated securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated or residual interests. In certain cases, we may retain a portion or all of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and, in some cases, cash reserve accounts. Securitized loans are removed from the balance sheet and a net gain or loss is recognized in noninterest income at the time of initial sale, and each subsequent sale for revolving securitization structures. Gains or losses recognized on the sale of the loans depend on the fair value of the loans sold and the retained interests at the date of sale. We generally estimate the fair value of the retained interests based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable.

Our loan sales and securitizations are generally structured without recourse to us except for representations and warranties and with no restrictions on the retained interests with the exception of loan sales to certain US government chartered entities.

We originate, sell and service mortgage loans under the Federal National Mortgage Association (FNMA) Delegated Underwriting and Servicing (DUS) program. Under the provisions of the DUS program, we participate in a loss-sharing arrangement with FNMA. We participated in a similar program with the Federal Home Loan Mortgage Corporation (FHLMC). When we are obligated for loss-sharing or recourse, our policy is to record such liabilities initially at fair value and subsequently reserve for estimated losses in accordance with guidance contained in applicable GAAP. Refer to Note 23 Commitments and Guarantees for more information about our obligations related to sales of loans under these programs.

On January 1, 2010, we adopted ASU 2009-16 – Transfers and Servicing (Topic 860) – Accounting For Transfers of Financial Assets. This guidance removed the concept of a

112    The PNC Financial Services Group, Inc. – Form 10-K

qualifying special-purpose entity under previous GAAP. The guidance further clarified that an entity must consider all arrangements or agreements made contemporaneously with or in contemplation of a transfer even if not entered into at the time of the transfer when applying surrender of control conditions. Additionally, this guidance established conditions for accounting and reporting for transfer of a portion of a financial asset, modified the asset sale/derecognition criteria, and changed how retained interests are initially measured.

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

Nonperforming loans are those loans that have deteriorated in credit quality to the extent that full collection of original contractual principal and interest is not probable. When a loan is determined to be nonperforming (and as a result is impaired), the accrual of interest is ceased and the loan is classified as nonaccrual. The current year accrued and uncollected interest is reversed out of net interest income.

A loan acquired and accounted for under ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality is reported as an accruing loan and a performing asset due to the accretion of interest income.

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonaccrual (and therefore nonperforming) when we determine that the collection of interest or principal is not probable or when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status and subject the loan to an impairment test would include, but are not limited to, the following:

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

The PNC Financial Services Group, Inc. – Form 10-K    113

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

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is comprised principally of commercial real estate and residential real estate properties obtained in partial or total satisfaction of loan obligations. Following the obtaining of a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we acquire the deed, we transfer the loan to other real estate owned included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is recorded at estimated fair value less cost to sell. We estimate fair values primarily based on appraisals, when available, or sales agreements with third parties. Anticipated recoveries and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer. Based upon the estimated fair value less cost to sell, the recorded investment of the loan, is adjusted, and a charge-off/recovery is recognized to the Allowance for Loan and Lease Losses (ALLL).

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

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. Our determination of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default (PD),
•	Loss given default (LGD),
•	Exposure at date of default (EAD),
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, and
•	Qualitative factors such as changes in current economic conditions that may not be reflected in historical results.

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors may include:

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

114    The PNC Financial Services Group, Inc. – Form 10-K

Nonperforming loans are considered impaired under ASC 310-Receivables and are allocated a specific reserve. Specific reserve allocations are determined as follows:

•

For commercial nonperforming loans greater than or equal to a defined dollar threshold and TDRs, specific reserves are based on an analysis of the present value of the loan’s expected future cash flows, the loan’s observable market price or the fair value of the collateral.

•

For commercial nonperforming loans below the defined dollar threshold, the loans are aggregated for purposes of measuring specific reserve impairment using the applicable loan’s LGD percentage multiplied by the balance of the loan.

•

Consumer nonperforming loans are collectively reserved for unless classified as TDRs, for which specific reserves are based on an analysis of the present value of the loan’s expected future cash flows.

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

Our credit risk management policies, procedures and practices are designed to promote sound lending standards and prudent credit risk management. We have policies, procedures and practices that address financial statement requirements, collateral review and appraisal requirements, advance rates based upon collateral types, appropriate levels of exposure, cross-border risk, lending to specialized industries or borrower type, guarantor requirements, and regulatory compliance.

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. We determine the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors, and, solely for commercial lending, the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and letters of credit is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

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

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

MORTGAGE AND OTHER SERVICING RIGHTS

We provide servicing under various loan servicing contracts for commercial, residential and other consumer loans. These contracts are either purchased in the open market or retained as part of a loan securitization or loan sale. All newly acquired or originated servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future cash flows, including assumptions as to:

•	Deposit balances and interest rates for escrow and commercial reserve earnings,
•	Discount rates,
•	Stated note rates,
•	Estimated prepayment speeds, and
•	Estimated servicing costs.

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

The PNC Financial Services Group, Inc. – Form 10-K    115

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

Revenue from the various loan servicing contracts for commercial, residential and other consumer loans is reported on the Consolidated Income Statement in line items Corporate services, Residential mortgage and Consumer services.

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

REPURCHASE AND RESALE AGREEMENTS

Repurchase and resale agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest, as specified in the respective agreements. Our policy is to take possession of securities purchased under agreements to resell. We monitor the market value of securities to be repurchased and resold and additional collateral may be obtained where considered appropriate to protect against credit exposure. We have elected to account for resale agreements at fair value.

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

116    The PNC Financial Services Group, Inc. – Form 10-K

collateral exchanged with counterparties is also netted against the applicable derivative exposures by offsetting obligations to return or rights to reclaim cash collateral against the fair values of the net derivatives being collateralized.

For those derivative instruments that are designated and qualify as accounting hedges, we designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of the net investment in a foreign operation.

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

For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk, such as changes in LIBOR), changes in the fair value of the hedging instrument are recognized in earnings and offset by also recognizing in earnings the changes in the fair value of the hedged item attributable to the hedged risk. To the extent the change in fair value of the derivative does not offset the change in fair value of the hedged item, the difference or ineffectiveness is reflected in the Consolidated Income Statement in the same financial statement category as the hedged item.

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified to interest income in the same period or periods during which the hedged transaction affects earnings. The change in fair value attributable to the ineffective portion of the hedging instrument is recognized immediately in noninterest income.

For derivatives designated as a hedge of net investment in a foreign operation, the effective portions of the gain or loss on the derivatives are reported as a component of Accumulated other comprehensive income (loss). The change in fair value of any ineffectiveness of the hedging instrument is recognized immediately in noninterest income.

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

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in Accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation continues to be reported in Other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in 2011, 2010 or 2009 due to a determination that a forecasted transaction was no longer probable of occurring.

We purchase or originate financial instruments that contain an embedded derivative. At the inception of the transaction, we assess if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the host contract, whether the hybrid financial instrument is measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded derivative would be a derivative. If the embedded derivative does not meet all of these conditions, the embedded derivative is recorded separately from the host contract with changes in fair value recorded in earnings, unless we elect to account for the hybrid instrument at fair value.

We have elected on an instrument-by-instrument basis, fair value measurement for certain financial instruments with embedded derivatives.

We enter into commitments to originate residential and commercial mortgage loans for sale. We also enter into commitments to purchase or sell commercial and residential real estate loans. These commitments are accounted for as free-standing derivatives which are recorded at fair value in Other assets or Other liabilities on the Consolidated Balance Sheet. Any gain or loss from the change in fair value after the inception of the commitment is recognized in noninterest income.

INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the

The PNC Financial Services Group, Inc. – Form 10-K    117

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11 - Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This ASU applies to all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. Under this ASU, an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the ASU are to be applied retrospectively for all comparative periods presented. We will adopt the new disclosure requirements on January 1, 2013.

In December 2011, the FASB also finalized ASU 2011-10 – Property, Plant, and Equipment (Topic 360) – Derecognition of in Substance Real Estate – a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). This ASU clarified that the guidance in ASC 360-20 applies to a parent that ceases to have a controlling financial interest (as described in ASC 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The amendments within this update should be applied on a prospective basis and are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of this new guidance is not expected to have a material effect on our results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. Annually, the ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity qualitatively determines the fair value of a reporting unit is greater than its carrying amount, it is not required to perform the step 1 quantitative goodwill impairment test for the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material effect on our results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05 - Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU will require an entity to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income, and a total amount for comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both presentation options, the tax effect for each component must be presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12 – Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This ASU defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments as the Board redeliberates this item. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. For PNC, the requirements included in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those

118    The PNC Financial Services Group, Inc. – Form 10-K

years, beginning after December 15, 2011. We will adopt the new disclosure requirements on January 1, 2012.

In May 2011, the FASB issued ASU 2011-04 - Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides guidance to clarify the concept of highest and best use valuation premise, how a principal market is determined, and the application of the fair value measurement for instruments with offsetting market or counterparty credit risks. It also extends the prohibition on blockage factors to all fair value hierarchy levels. This ASU will require additional disclosures for the following: (1) quantitative information about the significant unobservable inputs used in all Level 3 financial instruments, (2) the valuation processes used by the reporting entity as well as a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs, (3) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use if the fair value of the asset is reported, (4) the categorization by level of the fair value hierarchy for items that are not measured at fair value in financial statements and (5) any transfers between Level 1 and 2 and the reason for those transfers. ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. The adoption of this new guidance is not expected to have a material effect on our results of operations or financial position.

In April 2011, the FASB issued ASU 2011-03 – Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control have not been changed by this ASU. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this new guidance is not expected to have a material effect on our results of operations or financial position.

In April 2011, the FASB issued ASU 2011-02 – Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU

clarifies when a loan restructuring constitutes a troubled debt restructuring (TDR). This ASU (1) eliminates the sole use of the borrowers’ effective interest rate test to determine if a concession has occurred on the part of the creditor, (2) requires a restructuring with below market terms to be considered in determining classification as a TDR, (3) specifies that a borrower not currently in default may still be experiencing financial difficulty when payment default is “probable in the foreseeable future,” and (4) specifies that a delay in payment should be considered along with all other factors in determining classification as a TDR. The ASU guidance was effective for interim and annual periods beginning after June 15, 2011 and was to be applied retrospectively to the beginning of the annual period of adoption.

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as TDRs. We identified as TDRs certain loans for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those loans as TDRs, we accounted for them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as TDRs. Accordingly, at the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now measured under ASC 310-10-35 was approximately $69 million and the allowance for credit losses associated with those receivables was approximately $21 million. Additionally, we adopted ASU 2010-20 – Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for TDR disclosures. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

In January 2010, the FASB issued ASU 2010-06 – Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU required purchases, sales, issuances and settlements to be reported separately in the Level 3 fair value measurement rollforward beginning with the first quarter 2011 reporting. See Note 8 Fair Value for additional information.

The PNC Financial Services Group, Inc. – Form 10-K    119

NOTE 2 ACQUISITION AND DIVESTITURE ACTIVITY

PENDING ACQUISITION OF RBC BANK (USA)

On June 19, 2011, we entered into a definitive agreement with Royal Bank of Canada and RBC USA Holdco Corporation to acquire RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada, for $3.45 billion. The purchase price is subject to certain adjustments, including adjustments based on the closing date tangible net asset value of RBC Bank (USA), as defined in the definitive agreement. Although PNC has the option to pay up to $1.0 billion of the purchase price using shares of PNC common stock under the terms of the agreement, PNC currently does not plan to issue any shares of PNC common stock as part of the consideration. PNC has also agreed to acquire certain credit card accounts of RBC Bank (USA) customers issued by RBC Bank (Georgia), National Association, a wholly-owned subsidiary of Royal Bank of Canada.

RBC Bank (USA) has approximately $25 billion (unaudited) in “proforma” assets as reflected in the definitive agreement to be included in the transaction and more than 400 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The transaction is expected to close in March 2012, subject to remaining customary closing conditions.

FLAGSTAR BRANCH ACQUISITION

Effective December 9, 2011, PNC acquired 27 branches in the northern metropolitan Atlanta, Georgia area from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc. The fair value of the assets acquired totaled approximately $211.8 million, including $169.3 million in cash, $24.3 million in fixed assets and $18.2 million of goodwill and intangible assets. We also assumed approximately $210.5 million of deposits associated with these branches. No deposit premium was paid and no loans were acquired in the transaction. Our Consolidated Income Statement includes the impact of the branch activity subsequent to our December 9, 2011 acquisition.

BANKATLANTIC BRANCH ACQUISITION

Effective June 6, 2011, PNC acquired 19 branches in the greater Tampa, Florida area from BankAtlantic, a subsidiary of BankAtlantic Bancorp, Inc. The fair value of the assets acquired totaled approximately $324.9 million, including $256.9 million in cash, $26.0 million in fixed assets and $42.0 million of goodwill and intangible assets. We also assumed approximately $324.5 million of deposits associated with these branches. A $39.0 million deposit premium was paid and no loans were acquired in the transaction. Our Consolidated Income Statement includes the impact of the branch activity subsequent to our June 6, 2011 acquisition.

SALE OF PNC GLOBAL INVESTMENT SERVICING

On July 1, 2010, we sold PNC Global Investment Servicing Inc. (GIS), a leading provider of processing, technology and business intelligence services to asset managers, broker-dealers and financial advisors worldwide, for $2.3 billion in cash pursuant to a definitive agreement entered into on February 2, 2010. This transaction resulted in a pretax gain of $639 million, net of transaction costs, in the third quarter of 2010. This gain and results of operations of GIS through June 30, 2010 are presented as Income from discontinued operations, net of income taxes, on our Consolidated Income Statement. As part of the sale agreement, PNC has agreed to provide certain transitional services on behalf of GIS until completion of related systems conversion activities. There were no assets or liabilities of GIS remaining on our Consolidated Balance Sheet at December 31, 2010.

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

120    The PNC Financial Services Group, Inc. – Form 10-K

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

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer, we recognize a servicing asset at fair value. Servicing assets are recognized in Other intangible assets on our Consolidated Balance Sheet and are classified within Level 3 of the fair value hierarchy. See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further discussion of our residential and commercial servicing assets.

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At December 31, 2011 and December 31, 2010, balances recognized in Loans and Other borrowed funds associated with our ROAP option totaled $265 million and $336 million, respectively.

We generally do not retain mortgage-backed securities issued by the Agency and Non-Agency securitization SPEs at the inception of the securitization transactions. Rather, our limited holdings of these securities occur through subsequent purchases in the secondary market. PNC does not retain any credit risk on its Agency mortgage-backed security positions as FNMA, FHLMC, and the US Government (for GNMA) guarantee losses of principal and interest. We generally hold a senior class of Non-Agency mortgage-backed securities.

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

The PNC Financial Services Group, Inc. – Form 10-K    121

The following table provides information related to certain financial information associated with PNC’s loan sale and servicing activities:

Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/ Lines (b)
FINANCIAL INFORMATION – December 31, 2011
Servicing portfolio (c)	$118,058	$155,813	$5,661
Carrying value of servicing assets (d)	647	468	1
Servicing advances (e)	563	510	8
Servicing deposits (f)	2,264	3,861	38
Repurchase and recourse obligations (g)	83	47	47
Carrying value of mortgage-backed securities held (h)	4,654	1,839
FINANCIAL INFORMATION – December 31, 2010
Servicing portfolio (c)	$125,806	$162,514	$6,041
Carrying value of servicing assets (d)	1,033	665	2
Servicing advances (e)	533	415	21
Servicing deposits (f)	2,661	3,537	61
Repurchase and recourse obligations (g)	144	54	150
Carrying value of mortgage-backed securities held (h)	2,171	1,875
The following table provides information related to the cash flows associated with PNC’s loan sale and servicing activities:

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/ Lines (b)
CASH FLOWS – Year ended December 31, 2011
Sales of loans (i)	$11,920	$2,351
Repurchases of previously transferred loans (j)	1,683		$42
Contractual servicing fees received	355	179	22
Servicing advances recovered/(funded), net	(30)	(95)	12
Cash flows on mortgage-backed securities held (h)	586	419
CASH FLOWS – Year ended December 31, 2010
Sales of loans (i)	$9,951	$2,413
Repurchases of previously transferred loans (j)	2,283		$28
Contractual servicing fees received	413	224	26
Servicing advances recovered/(funded), net	66	(32)	2
Cash flows on mortgage-backed securities held (h)	588	510
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity business in which PNC is no longer engaged. See Note 23 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents balances in custodial and escrow demand deposit accounts held at PNC on behalf of investors. Borrower’s loan payments including escrows are deposited in these accounts prior to their distribution.
(g)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our multi-family commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 23 Commitments and Guarantees for further information.
(h)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(i)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(j)	Includes repurchases of government insured and government guaranteed loans repurchased through the exercise of our ROAP option.

122    The PNC Financial Services Group, Inc. – Form 10-K

VARIABLE INTEREST ENTITIES (VIES)

We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of December 31, 2011 and December 31, 2010.

Consolidated VIEs – Carrying Value (a)

December 31, 2011 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$7	$7
Interest-earning deposits with banks		$317	8	325
Investment securities	$109			109
Loans	4,163	1,933		6,096
Allowance for loan and lease losses		(91)		(91)
Equity investments			1,643	1,643
Other assets	360	7	838	1,205
Total assets	$4,632	$2,166	$2,496	$9,294

Liabilities
Other borrowed funds	$4,272	$287	$218	$4,777
Accrued expenses		50	105	155
Other liabilities	355		379	734
Total liabilities	$4,627	$337	$702	$5,666

December 31, 2010 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$2	$2
Interest-earning deposits with banks		$284	4	288
Investment securities	$192			192
Loans	2,520	2,125		4,645
Allowance for loan and lease losses		(183)		(183)
Equity investments			1,177	1,177
Other assets	271	9	396	676
Total assets	$2,983	$2,235	$1,579	$6,797

Liabilities
Other borrowed funds	$2,715	$523	$116	$3,354
Accrued expenses		9	79	88
Other liabilities	268		188	456
Total liabilities	$2,983	$532	$383	$3,898
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts primarily represent Low Income Housing Tax Credit (LIHTC) investments.

The PNC Financial Services Group, Inc. – Form 10-K    123

Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
December 31, 2011
Market Street	$5,490	$5,491
Credit Card Securitization Trust	2,175	494
Tax Credit Investments (b)	2,503	723
December 31, 2010
Market Street	$3,584	$3,588
Credit Card Securitization Trust	2,269	1,004
Tax Credit Investments (b)	1,590	420
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs – Carrying Value” table due to the elimination of intercompany assets and liabilities in the preceding table.
(b)	Amounts primarily represent LIHTC investments.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2011
Tax Credit Investments (a)	$5,382	$2,384	$836	$836	(c)	$352	(d)
Commercial Mortgage-Backed Securitizations (b)	75,961	75,961	2,079	2,079	(e)
Residential Mortgage-Backed Securitizations (b)	44,315	44,315	4,667	4,667	(e)	99	(d)
Collateralized Debt Obligations	13		1	1	(c)
Total	$125,671	$122,660	$7,583	$7,583		$451

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2010
Tax Credit Investments (a)	$4,086	$2,258	$782	$782	(c)	$301	(d)
Commercial Mortgage-Backed Securitizations (b)	79,142	79,142	2,068	2,068	(e)
Residential Mortgage-Backed Securitizations (b)	43,288	43,288	2,199	2,199	(e)	7	(d)
Collateralized Debt Obligations	18		1	1	(c)
Total	$126,534	$124,688	$5,050	$5,050		$308
(a)	Amounts primarily represent LIHTC investments. Aggregate assets and aggregate liabilities represent estimated balances due to limited availability of financial information associated with certain acquired partnerships.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.

124    The PNC Financial Services Group, Inc. – Form 10-K

MARKET STREET

Market Street Funding LLC (Market Street) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third-party. Market Street’s activities primarily involve purchasing assets or making loans secured by interests in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases of assets or loans by issuing commercial paper and is supported by pool-specific credit enhancements, liquidity facilities and program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted-average commercial paper cost of funds. During 2011 and 2010, Market Street met all of its funding needs through the issuance of commercial paper.

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

The commercial paper obligations at December 31, 2011 and December 31, 2010 were supported by Market Street’s assets. While PNC Bank, N.A. may be obligated to fund under the $8.3 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations, our credit risk under the liquidity facilities is secondary to the risk of first loss provided by the borrower such as by the over-collateralization of the assets or by another third-party in the form of deal-specific credit enhancement. Deal-specific credit enhancement that supports the commercial paper issued by Market Street is generally structured to cover a multiple of expected losses for the pool of assets and is sized to generally meet rating agency standards for comparably structured transactions. In addition, PNC Bank, N.A. would be required to fund $1.5 billion of the liquidity facilities regardless of whether the underlying assets are in default. Market Street creditors have no direct recourse to PNC Bank, N.A.

PNC Bank, N.A. provides program-level credit enhancement to cover net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. PNC Bank, N.A. provides 100% of the enhancement in the form of a cash collateral account funded by a loan facility. This facility expires in June 2016. At December 31, 2011, $857 million was outstanding on this facility. This amount is eliminated in PNC’s Consolidated Balance Sheet as we consolidate Market Street. We are not required to nor have we provided additional financial support to the SPE.

CREDIT CARD SECURITIZATION TRUST

We are the sponsor of several credit card securitizations facilitated through a trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment. At December 31, 2011, only Series 2007-1 issued by the SPE was outstanding. Series 2006-1 and 2008-3 were paid off during the first and second quarters of 2011, respectively.

Our continuing involvement in these securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. For the remaining securitization series, our retained interests held are in the form of a pro-rata undivided interest, or sellers’ interest, in the transferred receivables, subordinated tranches of asset-backed securities, interest-only strips, discount receivables, and subordinated interests in accrued interest and fees in securitized receivables. We have consolidated the SPE as we are deemed the primary beneficiary of the entity based upon our level of continuing involvement. Our role as primary servicer gives us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of retained interests gives us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. Accordingly, all retained interests held in the credit card SPE are eliminated in consolidation. The underlying assets of the consolidated SPE are restricted only for payment of the beneficial interest issued by the SPE. We are not required to nor have we provided additional financial support to the SPE. Additionally, creditors of the SPE have no direct recourse to PNC.

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

The PNC Financial Services Group, Inc. – Form 10-K    125

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide a single limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits in LIHTC investments are the tax credits, tax benefits due to passive losses on the investments, and development and operating cash flows. We have consolidated LIHTC investments in which we are the general partner or managing member and have a limited partnership interest or non-managing member interest that could potentially absorb losses or receive benefits that are significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third-party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and liabilities of these LIHTC investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

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

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our repurchase and recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At December 31, 2011, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, and servicing advances. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

126    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

LOANS OUTSTANDING

In millions	December 31 2011	December 31 2010
Commercial lending
Commercial	$65,694	$55,177
Commercial real estate	16,204	17,934
Equipment lease financing	6,416	6,393
TOTAL COMMERCIAL LENDING	88,314	79,504
Consumer lending
Home equity	33,089	34,226
Residential real estate	14,469	15,999
Credit card	3,976	3,920
Other consumer	19,166	16,946
TOTAL CONSUMER LENDING	70,700	71,091
Total loans (a) (b)	$159,014	$150,595
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.3 billion and $2.7 billion at December 31, 2011 and December 31, 2010, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

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

In the normal course of business, we originate or purchase loan products with contractual features, when concentrated, that may increase our exposure as a holder of those loan products. Possible product features that may create a concentration of credit risk would include a high original or updated LTV ratio, terms that may expose the borrower to future increases in repayments above increases in market interest rates, below-market interest rates and interest-only loans, among others. We also originate home equity loans and lines of credit that are concentrated in our primary geographic markets.

At December 31, 2011, we pledged $21.8 billion of commercial loans to the Federal Reserve Bank and $27.7 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2010 were $12.6 billion and $32.4 billion, respectively.

Net Unfunded Credit Commitments

In millions	December 31 2011	December 31 2010
Commercial and commercial real estate	$64,955	$59,256
Home equity lines of credit	18,317	19,172
Credit card	16,216	14,725
Other	3,783	2,652
Total (a)	$103,271	$95,805
(a)	Excludes standby letters of credit. See Note 23 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At December 31, 2011, commercial commitments reported above exclude $20.2 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2010 was $16.7 billion.

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

NOTE 5 ASSET QUALITY AND ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

ASSET QUALITY

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates are a key indicator, among other considerations, of credit risk within the loan portfolios. The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale and purchased impaired loans, but include government insured or guaranteed loans.

The trends in nonperforming assets represent another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, TDRs, and other real estate owned (OREO) and foreclosed assets, but exclude government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. See Note 6 Purchased Impaired Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The PNC Financial Services Group, Inc. – Form 10-K    127

The following tables display the delinquency status of our loans and our nonperforming assets at December 31, 2011 and December 31, 2010.

Age Analysis of Past Due Accruing Loans

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (a)	Nonperforming Loans	Purchased Impaired	Total Loans
December 31, 2011
Commercial	$64,437	$122	$47	$49	$218	$899	$140	$65,694
Commercial real estate	14,010	96	35	6	137	1,345	712	16,204
Equipment lease financing	6,367	22	5		27	22		6,416
Home equity	29,288	173	114	221	508	529	2,764	33,089
Residential real estate (b)	7,935	302	176	2,281	2,759	726	3,049	14,469
Credit card	3,857	38	25	48	111	8		3,976
Other consumer (c)	18,355	265	145	368	778	31	2	19,166
Total	$144,249	$1,018	$547	$2,973	$4,538	$3,560	$6,667	$159,014
Percentage of total loans	90.72%	.64%	.34%	1.87%	2.85%	2.24%	4.19%	100.00%
December 31, 2010
Commercial	$53,273	$251	$92	$59	$402	$1,253	$249	$55,177
Commercial real estate	14,713	128	62	43	233	1,835	1,153	17,934
Equipment lease financing	6,276	37	2	1	40	77		6,393
Home equity	30,334	159	91	174	424	448	3,020	34,226
Residential real estate (b)	9,150	331	225	2,121	2,677	818	3,354	15,999
Credit card	3,765	46	32	77	155			3,920
Other consumer (c)	16,312	260	101	234	595	35	4	16,946
Total	$133,823	$1,212	$605	$2,709	$4,526	$4,466	$7,780	$150,595
Percentage of total loans	88.86%	.81%	.40%	1.80%	3.01%	2.97%	5.16%	100.00%
(a)	Past due loan amounts exclude purchased impaired loans as they are considered current loans due to the accretion of interest income.
(b)	Past due loan amounts at December 31, 2011, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $2.1 billion for 90 days or more past due. Past due loan amounts at December 31, 2010, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $2.0 billion for 90 days or more past due.
(c)	Past due loan amounts at December 31, 2011, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2010, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.2 billion for 90 days or more past due.

128    The PNC Financial Services Group, Inc. – Form 10-K

Nonperforming Assets

Dollars in millions	December 31, 2011	December 31, 2010
Nonperforming loans
Commercial	$899	$1,253
Commercial real estate	1,345	1,835
Equipment lease financing	22	77
TOTAL COMMERCIAL LENDING	2,266	3,165
Consumer (a)
Home equity	529	448
Residential real estate (b)	726	818
Credit card (c)	8
Other consumer	31	35
TOTAL CONSUMER LENDING	1,294	1,301
Total nonperforming loans (d)	3,560	4,466
OREO and foreclosed assets
Other real estate owned (OREO) (e)	561	589
Foreclosed and other assets	35	68
TOTAL OREO AND FORECLOSED ASSETS	596	657
Total nonperforming assets	$4,156	$5,123
Nonperforming loans to total loans	2.24%	2.97%
Nonperforming assets to total loans, OREO and foreclosed assets	2.60	3.39
Nonperforming assets to total assets	1.53	1.94
Interest on nonperforming loans
Computed on original terms	$278	$329
Recognized prior to nonperforming status	47	53
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Effective in 2011, nonperforming residential real estate excludes loans of $61 million accounted for under the fair value option as of December 31, 2011. The comparable balance at December 31, 2010 was not material.
(c)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due. We continue to charge off these loans at 180 days past due.
(d)	Nonperforming loans do not include government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(e)	Other real estate owned excludes $280 million and $178 million at December 31, 2011, and December 31, 2010, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Nonperforming loans also include loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 5 for additional information. For the year ended December 31, 2011, $2.7 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.1 billion at December 31, 2011 and $784 million at December 31, 2010. TDRs returned to performing (accruing) status totaled $771 million and $543

million at December 31, 2011 and December 31, 2010, respectively, and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. At December 31, 2011 and December 31, 2010, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

Net interest income less the provision for credit losses was $7.5 billion for 2011 compared with $6.7 billion for 2010 and $5.2 billion for 2009.

The PNC Financial Services Group, Inc. – Form 10-K    129

Additional Asset Quality Indicators

We have two overall portfolio segments – Commercial Lending and Consumer Lending. Each of these two segments is comprised of one or more loan classes. Classes are characterized by similarities in initial measurement, risk attributes and the manner in which we monitor and assess credit risk. The commercial segment is comprised of the commercial, commercial real estate, equipment lease financing, and commercial purchased impaired loan classes. The consumer segment is comprised of the home equity, residential real estate, credit card, other consumer, and consumer purchased impaired loan classes. Asset quality indicators for each of these loan classes are discussed in more detail below.

Commercial Loan Class

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides risk granularity in the monitoring process on an ongoing basis. At least annually, we update PDs based upon market data. Additionally, when statistically significant historical data exists, we update our LGDs. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. Loans with better PD and LGD have the lowest likelihood of loss. Conversely, loans with worse PD and LGD have the highest likelihood of loss. The loss amount also considers EAD, which we update when statistically significant historical data exists.

Based upon the amount of the lending arrangement and our risk rating assessment, we follow a formal schedule of written periodic review. On a quarterly basis, we conduct formal reviews of a market’s or business unit’s entire loan portfolio, focusing on those loans which we perceive to be of higher risk, based upon PDs and LGDs, or weakening credit quality. If circumstances warrant, it is our practice to review any customer obligation and its level of credit risk more frequently. We attempt to proactively manage our loans by using various procedures that are customized to the risk of a given loan, including ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

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

As with the commercial class, a formal schedule of periodic review is performed to also assess market/geographic risk and business unit/industry risk. Often as a result of these overviews, more in-depth reviews and increased scrutiny is placed on areas of higher risk, including adverse changes in risk ratings, deteriorating operating trends, and/or areas that concern management. The goal of these reviews is to assess risk and take actions to mitigate our exposure to such risks.

Equipment Lease Financing Loan Class

We manage credit risk associated with our equipment lease financing class similar to commercial loans by analyzing PD and LGD.

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

Commercial Purchased Impaired Loans Class

The credit impacts of purchased impaired loans are primarily determined through the estimation of expected cash flows. Commercial cash flow estimates are influenced by a number of credit related items, which include but are not limited to: estimated collateral values, receipt of additional collateral, secondary trading prices, circumstances of possible and/or ongoing liquidation, capital availability, business operations and payment patterns.

We attempt to proactively manage these factors by using various procedures that are customized to the risk of a given loan. These procedures include a review by our Special Asset Committee (SAC), ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

See Note 6 Purchased Impaired Loans for additional information.

130    The PNC Financial Services Group, Inc. – Form 10-K

Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated (b)	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
December 31, 2011
Commercial	$60,649	$1,831	$2,817	$257	$65,554
Commercial real estate	11,478	791	2,823	400	15,492
Equipment lease financing	6,210	48	153	5	6,416
Purchased impaired loans	107	35	542	168	852
Total commercial lending (f)	$78,444	$2,705	$6,335	$830	$88,314
December 31, 2010
Commercial	$48,556	$1,926	$3,883	$563	$54,928
Commercial real estate	11,014	1,289	3,914	564	16,781
Equipment lease financing	6,121	64	162	46	6,393
Purchased impaired loans	106	35	883	378	1,402
Total commercial lending (f)	$65,797	$3,314	$8,842	$1,551	$79,504
(a)	Based upon PDs and LGDs.
(b)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(f)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.

Home Equity and Residential Real Estate Loan Classes

We use several credit quality indicators, including delinquency information, nonperforming loan information, updated credit scores, originated and updated LTV ratios, and geography, to monitor and manage credit risk within the home equity and residential real estate loan classes. We evaluate mortgage loan performance by source originators and loan servicers. A summary of asset quality indicators follows:

Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for home equity and residential real estate loans. See the Asset Quality section of this Note 5 for additional information.

Nonperforming Loans: We monitor trending of nonperforming loans for home equity and residential real estate loans. See the Asset Quality section of this Note 5 for additional information.

Credit Scores: We use a national third-party provider to update FICO credit scores for home equity loans and lines of credit and residential real estate loans on at least a quarterly basis. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor the risk in the loan classes.

LTV (inclusive of combined loan-to-value (CLTV) ratios for second lien positions): At least annually, we update the property values of real estate collateral and calculate an updated LTV ratio. For open-end credit lines secured by real estate in regions experiencing significant declines in property values, more frequent valuations may occur. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

Historically, we used, and we continue to use, a combination of original LTV and updated LTV for internal risk management reporting and risk management purposes (e.g., line management, loss mitigation strategies). In addition to the fact that estimated property values by their nature are estimates, given certain data limitations it is important to note that updated LTVs may be based upon management’s assumptions (e.g., if an updated LTV is not provided by the third-party service provider, home price index (HPI) changes will be incorporated in arriving at management’s estimate of updated LTV).

Geography: Geographic concentrations are monitored to evaluate and manage exposures. Loan purchase programs are sensitive to, and focused within, certain regions to manage geographic exposures and associated risks.

The PNC Financial Services Group, Inc. – Form 10-K    131

A combination of updated FICO scores, originated and updated LTV ratios and geographic location assigned to home equity loans and lines of credit and residential real estate loans are used to monitor the risk in the loan classes. Loans with higher FICO scores and lower LTVs tend to have a lower level of risk. Conversely, loans with lower FICO scores, higher LTVs, and in certain geographic locations tend to have a higher level of risk.

In the table below, we provide information on home equity and residential real estate outstanding balances and recorded investment. See Note 4 Loans and Commitments to Extend Credit for additional information.

Home Equity and Residential Real Estate Balances

In millions	December 31 2011	December 31 2010
Home equity and residential real estate loans - excluding purchased impaired loans (a)	$41,014	$42,298
Home equity and residential real estate loans - purchased impaired loans (a)	6,533	7,924
Government insured or guaranteed residential real estate mortgages (a)	2,884	2,488
Purchase accounting, deferred fees and other accounting adjustments	(2,873)	(2,485)
Total home equity and residential real estate loans (b)	$47,558	$50,225
(a)	Represents outstanding balance.
(b)	Represents recorded investment.

Consumer Real Estate Secured Asset Quality Indicators – Excluding Purchased Impaired Loans (a)

	Home Equity (b)		Residential Real Estate (b)
December 31, 2011 – in millions	1st Liens	2nd Liens	1st Liens	Total (b)
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$1,448	$3,488	$1,845	$6,781
Less than or equal to 660 (e) (f)	213	713	463	1,389
Missing FICO	494	135	289	918

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	1,017	2,864	1,336	5,217
Less than or equal to 660 (e) (f)	172	517	349	1,038
Missing FICO	186	87	53	326

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	687	1,350	760	2,797
Less than or equal to 660	111	205	200	516
Missing FICO	3	2	12	17

Less than 90% and updated FICO scores:
Greater than 660	7,190	7,888	3,152	18,230
Less than or equal to 660	1,080	1,102	799	2,981
Missing FICO	14	13	32	59

Missing LTV and updated FICO scores:
Greater than 660	9	2		11
Less than or equal to 660	2	1		3
Missing FICO			731	731
Total Home Equity and Residential Real Estate Loans	$12,626	$18,367	$10,021	$41,014

(a)	This table excludes purchased impaired loans of approximately $6.5 billion in outstanding balances (See the Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans table below for additional information), government insured or guaranteed residential real estate mortgages of approximately $2.9 billion, and loans held for sale.
(b)	Amounts shown represent outstanding balance.
(c)	Based upon updated LTV (inclusive of CLTV for second lien positions).
(d)	Updated LTV (inclusive of CLTV for second lien positions) are estimated using modeled property values. These ratios are updated at least annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(e)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(f)	The following states have the highest percentage of higher risk loans: Pennsylvania 13%, New Jersey 13%, Illinois 10%, Ohio 9%, Florida 8%, California 8%, Maryland 5%, and Michigan 5%. The remainder of the states have lower than 3% of the high risk loans individually, and collectively they represent approximately 29% of the higher risk loans.

132    The PNC Financial Services Group, Inc. – Form 10-K

Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans

	Home Equity (a) (b)		Residential Real Estate (a) (b)
December 31, 2011 - in millions	1st Liens (c)	2nd Liens (c)	1st Liens (c)	Total (a)
Current estimated LTV ratios (d) (e)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$21	$871	$361	$1,253
Less than or equal to 660	28	532	681	1,241
Missing FICO		24	38	62

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	19	490	229	738
Less than or equal to 660	22	272	375	669
Missing FICO		19	7	26

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	10	118	116	244
Less than or equal to 660	13	69	208	290
Missing FICO		5	4	9

Less than 90% and updated FICO scores:
Greater than 660	52	398	404	854
Less than or equal to 660	102	322	679	1,103
Missing FICO	1	16	22	39

Missing LTV and updated FICO scores:
Greater than 660			1	1
Less than or equal to 660			1	1
Missing FICO		1	2	3
Total Home Equity and Residential Real Estate Loans	$268	$3,137	$3,128	$6,533

(a)	Amounts shown represent outstanding balance. See Note 6 Purchased Impaired Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states have the highest percentage of loans: California 22%, Florida 13%, Illinois 12%, Ohio 9%, Michigan 5% and New York 4%. None of the remaining states have above 3% concentration of purchased impaired, however, on a collective basis the remaining states make up 35% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of CLTV for second lien positions).
(e)	Updated LTV (inclusive of CLTV for second lien positions) are estimated using modeled property values. These ratios are updated at least annually. The related estimates and inputs are based upon an approach that uses a combination of third-party AVMs, HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

Throughout 2011 management continued to refine its process for updating LTVs, including the acquisition of additional third-party data to determine updated LTVs. Prior to the fourth quarter 2011, updated LTV information was not readily available for a portion of the home equity and residential real estate loan classes and, therefore, management relied on a combination of original and updated LTVs for internal and external reporting of credit quality indicators for the home equity and residential real estate loan classes as set forth in the 2010 Consumer Real Estate Secured Asset Quality Indicators table (the “2010 Table”).

The 2011 Consumer Real Estate Secured Asset Quality Indicators – Excluding Purchased Impaired Loans table (the “2011 Table”) and Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans table (the “2011 Purchased Impaired Table” and together with the 2011 Table, the “2011 Tables”) are not directly comparable to the 2010 Table. Due to our 2011 process enhancements and availability of updated LTVs at December 31, 2011, we have defined higher risk loans in the 2011 Table based upon an updated LTV of 100% or greater, whereas higher risk loans in the 2010 Table were based a combination of original LTV of 90% or greater and updated LTV of 90% or greater. We have also provided a separate 2011 Purchased Impaired Table for our purchased impaired loans, whereas purchased impaired loans were included in our 2010 Table. Additionally, please see the Home Equity and Residential Real Estate Balances table for a reconciliation of outstanding balances to recorded investment utilized in the 2011 Tables and 2010 Table, respectively.

The PNC Financial Services Group, Inc. – Form 10-K    133

Consumer Real Estate Secured Asset Quality Indicators

	Higher Risk Loans (a)		All Other Loans		Home Equity and Residential Real Estate Loans
December 31, 2010 – dollars in millions	Amount	% of Total Loans	Amount	% of Total Loans	Recorded Investment Amount
Home equity (b)	$1,203	4%	$33,023	96%	$34,226
Residential real estate (c)	671	4%	15,328	96%	15,999
Total (d)	$1,874	4%	$48,351	96%	$50,225

(a)	At December 31, 2010, higher risk home equity loans are based upon updated FICO and original LTV while residential real estate higher risk loans are based upon updated FICO and a combination of original and updated LTV. Higher risk loans exclude loans held for sale and government insured or guaranteed loans.
(b)	We consider loans to be higher risk with an updated FICO of less than or equal to 660 and an original or updated LTV greater than or equal to 90%. The majority of the December 31, 2010 balance related to higher risk home equity loans is geographically distributed throughout the following areas: Pennsylvania 28%, Ohio 13%, New Jersey 11%, Illinois 7%, Michigan 6%, and Kentucky 5%. All other states, none of which comprise more than 4%, make up the remainder of the balance.
(c)	We consider loans to be higher risk with an updated FICO of less than or equal to 660 and an original or updated LTV greater than or equal to 90%. The majority of the December 31, 2010 balance related to higher risk residential real estate loans is geographically distributed throughout the following areas: California 23%, Florida 11%, Illinois 11%, and Maryland 8%. All other states, none of which comprise more than 5%, make up the remainder of the balance.
(d)	Total loans include purchased impaired loans of $6.4 billion at December 31, 2010.

Credit Card and Other Consumer Loan Classes

We monitor a variety of asset quality information in the management of the credit card and other consumer loan classes. Other consumer loan classes include education, automobile, and other secured and unsecured lines and loans. Along with the trending of delinquencies and losses for each class, FICO credit score updates are generally obtained on a monthly basis, as well as a variety of credit bureau attributes. Loans with high FICO scores tend to have a lower likelihood of loss. Conversely, loans with low FICO scores tend to have a higher likelihood of loss.

Consumer Purchased Impaired Loans Class

Estimates of the expected cash flows primarily determine the credit impacts of consumer purchased impaired loans. Consumer cash flow estimates are influenced by a number of credit related items, which include, but are not limited to: estimated real estate values, payment patterns, updated FICO scores, the current economic environment, updated LTV ratios and the date of origination. These key factors are monitored to help ensure that concentrations of risk are mitigated and cash flows are maximized.

See Note 6 Purchased Impaired Loans for additional information.

Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
December 31, 2011
FICO score greater than 719	$2,016	51%	$5,556	61%
650 to 719	1,100	28	2,125	23
620 to 649	184	5	370	4
Less than 620	284	7	548	6
No FICO score available or required (c)	392	9	574	6
Total loans using FICO credit metric	3,976	100%	9,173	100%
Consumer loans using other internal credit metrics (b)			9,993
Total loan balance	$3,976		$19,166
Weighted-average current FICO score (d)		723		739
December 31, 2010
FICO score greater than 719	$1,895	48%	$4,135	58%
650 to 719	1,149	29	1,984	28
620 to 649	183	5	295	4
Less than 620	424	11	652	9
No FICO score available or required (c)	269	7	81	1
Total loans using FICO credit metric	3,920	100%	7,147	100%
Consumer loans using other internal credit metrics (b)			9,799
Total loan balance	$3,920		$16,946
Weighted-average current FICO score (d)		709		713

134    The PNC Financial Services Group, Inc. – Form 10-K

(a)	At December 31, 2011, we had $49 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the December 31, 2011 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 20%, Michigan 14%, Pennsylvania 13%, Illinois 7%, Indiana 7%, Florida 6%, and Kentucky 5%. All other states, none of which comprise more than 4%, make up the remainder of the balance. At December 31, 2010, we had $70 million of credit card loans that are higher risk. The majority of the December 31, 2010 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 20%, Michigan 14%, Pennsylvania 14%, Illinois 8%, and Indiana 7%. All other states, none of which comprise more than 5%, make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

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

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $580 million at December 31, 2011 and $509 million at December 31, 2010 for the total TDR portfolio.

Summary of Troubled Debt Restructurings

In millions	Dec. 31 2011	Dec. 31 2010
Total consumer lending	$1,798	$1,422
Total commercial lending	405	236
Total TDRs	$2,203	$1,658
Nonperforming	$1,141	$784
Accruing (a)	771	543
Credit card (b)	291	331
Total TDRs	$2,203	$1,658

(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.
(b)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.

The table below quantifies the number of loans that were classified as TDRs during the year ended December 31, 2011.

The change in the recorded investments as a result of the TDR is also provided below.

Financial Impact of TDRs (a)

During the year ended December 31, 2011 Dollars in millions	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
Commercial lending
Commercial	599	$129	$112
Commercial real estate	78	286	260
Equipment lease financing (d)	2	1
TOTAL COMMERCIAL LENDING	679	416	372
Consumer lending
Home equity	4,013	321	320
Residential real estate	1,590	376	351
Credit card	12,564	92	92
Other consumer	472	13	13
TOTAL CONSUMER LENDING	18,639	802	776
Total TDRs	19,318	$1,218	$1,148

(a)	Impact of partial charge offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	Post-TDR Recorded Investment amount totaled less than $1 million.

TDRs may result in charge-offs and interest income not being recognized. At or around the time of modification, there was approximately $26 million in recorded investment of commercial TDRs and approximately $15 million in recorded investment of commercial real estate TDRs charged off during the year ended December 31, 2011. For residential real estate, approximately $29 million in recorded investment was charged off during the year ended December 31, 2011 related to modifications in which principal was partially deferred and deemed uncollectible. Charge offs around the time of modification related to home equity, credit card, and other consumer TDR portfolios were immaterial for the period.

A financial effect of rate reduction TDRs is interest income not recognized. Interest income not recognized that otherwise would have been earned in the year ended December 31, 2011 related to both commercial TDRs and consumer TDRs is not material.

The PNC Financial Services Group, Inc. – Form 10-K    135

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

TDRs by Type

	Post-TDR Recorded Investment
During the year ended December 31, 2011 Dollars in millions	Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	$19	$33	$60	$112
Commercial real estate	83	123	54	260
TOTAL COMMERCIAL LENDING (a)	102	156	114	372
Consumer lending
Home equity		281	39	320
Residential real estate		236	115	351
Credit card		92		92
Other consumer		1	12	13
TOTAL CONSUMER LENDING		610	166	776
Total TDRs	$102	$766	$280	$1,148

(a)	Excludes less than $1 million of Equipment lease financing in Other TDRs.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In the table below, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs during a 12-month period within 2010 and 2011 and subsequently defaulted during 2011.

TDRs which have Subsequently Defaulted

During the year ended December 31, 2011 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	37	$57
Commercial real estate	41	136
TOTAL COMMERCIAL LENDING (a)	78	193
Consumer lending
Home equity	1,166	90
Residential real estate	421	93
Credit card	38,256	28
Other consumer	47	1
TOTAL CONSUMER LENDING	39,890	212
Total TDRs	39,968	$405
(a)	Amount for Equipment lease financing totaled less than $1 million.

The impact to the ALLL for commercial loan TDRs is the effect of moving to the specific reserve methodology from the quantitative reserve methodology for those loans that were not already put on nonaccrual status. There is an impact to the ALLL as a result of the concession made, which generally results in the expectation of fewer future cash flows. The decline in expected cash flows, as well as the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL. Subsequent defaults of commercial loan TDRs do not have a significant impact on the ALLL as these TDRs are individually evaluated under the specific reserve methodology.

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

136    The PNC Financial Services Group, Inc. – Form 10-K

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

Allowance for Loan and Lease Losses Components

For all loans, except purchased impaired loans, the ALLL is the sum of three components: (1) asset specific/individual impaired reserves, (2) quantitative (formulaic or pooled) reserves, and (3) qualitative (judgmental) reserves. See Note 6 Purchased Impaired Loans for additional ALLL information. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are updated as the financial strength of the borrower and overall economic conditions change, there were no significant changes to our ALLL methodology during 2011.

Asset Specific/Individual Component

Commercial nonperforming loans and all TDRs are considered impaired and are allocated a specific reserve. See Note 1 Accounting Policies for additional information.

Commercial Lending Quantitative Component

The estimates of the quantitative component of ALLL for incurred losses within the commercial lending portfolio segment are determined through statistical loss modeling utilizing PD, LGD, and EAD. Based upon loan risk ratings we assign PDs and LGDs. Each of these statistical parameters is determined based on historical data, including market data. PD is influenced by such factors as liquidity, industry, obligor financial structure, access to capital, and cash flow. LGD is influenced by collateral type, original and/or updated LTV, and guarantees by related parties.

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

Allowance for Purchased Impaired Loans

ALLL for purchased impaired loans is determined in accordance with ASC 310-30 by comparing the net present value of the cash flows expected to be collected to the Recorded Investment for a given loan (or pool of loans). In cases where the net present value of expected cash flows is lower than Recorded Investment, ALLL is established. Cash flows expected to be collected represent management’s best estimate of the cash flows expected over the life of a loan (or pool of loans). For large balance commercial loans, cash flows are separately estimated and compared to the Recorded Investment at the loan level. For smaller balance pooled loans, cash flows are estimated using cash flow models and compared at the risk pool level, which was defined at acquisition based on risk characteristics of the loan. Our cash flow models use loan data including, but not limited to, delinquency status of the loan, updated borrower FICO credit scores, geographic information, historical loss experience, and updated LTVs, as well as best estimates for unemployment rates, home prices and other economic factors to determine estimated cash flows.

The PNC Financial Services Group, Inc. – Form 10-K    137

Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2011
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$2,567	$2,320	$4,887
Charge-offs	(1,199)	(1,065)	(2,264)
Recoveries	487	138	625
Net charge-offs	(712)	(927)	(1,639)
Provision for credit losses	177	975	1,152
Net change in allowance for unfunded loan commitments and letters of credit	(36)	(16)	(52)
Other	(1)		(1)
December 31	$1,995	$2,352	$4,347
TDRs individually evaluated for impairment	$39	$541	$580
Other loans individually evaluated for impairment	520		520
Loans collectively evaluated for impairment	1,207	1,042	2,249
Purchased impaired loans	229	769	998
December 31	$1,995	$2,352	$4,347
LOAN PORTFOLIO
TDRs individually evaluated for impairment	$405	$1,798	$2,203
Other loans individually evaluated for impairment	1,890		1,890
Loans collectively evaluated for impairment	85,167	63,087	148,254
Purchased impaired loans	852	5,815	6,667
December 31	$88,314	$70,700	$159,014
Portfolio segment ALLL as a percentage of total ALLL	45.89%	54.11%	100.00%
Ratio of the allowance for loan and lease losses to total loans	2.26%	3.33%	2.73%
December 31, 2010
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$3,345	$1,727	$5,072
Charge-offs	(2,017)	(1,475)	(3,492)
Recoveries	427	129	556
Net charge-offs	(1,590)	(1,346)	(2,936)
Provision for credit losses	704	1,798	2,502
Adoption of ASU 2009-17, Consolidations		141	141
Net change in allowance for unfunded loan commitments and letters of credit	108		108
December 31	$2,567	$2,320	$4,887
TDRs individually evaluated for impairment	$24	$485	$509
Other loans individually evaluated for impairment	835		835
Loans collectively evaluated for impairment	1,419	1,227	2,646
Purchased impaired loans	289	608	897
December 31	$2,567	$2,320	$4,887
LOAN PORTFOLIO
TDRs individually evaluated for impairment	$200	$1,422	$1,622
Other loans individually evaluated for impairment	2,888		2,888
Loans collectively evaluated for impairment	75,014	63,291	138,305
Purchased impaired loans	1,402	6,378	7,780
December 31	$79,504	$71,091	$150,595
Portfolio segment ALLL as a percentage of total ALLL	52.53%	47.47%	100.00%
Ratio of the allowance for loan and lease losses to total loans	3.23%	3.26%	3.25%

138    The PNC Financial Services Group, Inc. – Form 10-K

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2009
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$2,680	$1,237	$3,917
Charge-offs	(1,935)	(1,220)	(3,155)
Recoveries	246	198	444
Net charge-offs	(1,689)	(1,022)	(2,711)
Provision for credit losses	2,418	1,512	3,930
Acquired allowance – National City	(112)		(112)
Net change in allowance for unfunded loan commitments and letters of credit	48		48
December 31	$3,345	$1,727	$5,072
Other loans individually evaluated for impairment	$1,148		$1,148
Loans collectively evaluated for impairment	1,973	$1,395	3,368
Purchased impaired loans	224	332	556
December 31	$3,345	$1,727	$5,072
LOAN PORTFOLIO
TDRs individually evaluated for impairment (a)	$22		$22
Other loans individually evaluated for impairment	3,924		3,924
Loans collectively evaluated for impairment	78,038	$65,272	143,310
Purchased impaired loans	2,167	8,120	10,287
December 31	$84,151	$73,392	$157,543
Portfolio segment ALLL as a percentage of total ALLL	65.95%	34.05%	100.00%
Ratio of the allowance for loan and lease losses to total loans	3.97%	2.35%	3.22%

(a)	The associated allowance amount related to commercial lending TDRs individually evaluated for impairment totaled less than $1 million at December 31, 2009.

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, smaller balance homogeneous type loans and purchased impaired loans. See Note 6 Purchased Impaired Loans for additional information. Nonperforming equipment lease financing loans of $22 million and $77 million at December 31, 2011 and December 31, 2010, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during 2011, 2010 or 2009. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

The PNC Financial Services Group, Inc. – Form 10-K    139

Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

(continued from previous page)

Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
December 31, 2011
Impaired loans with an associated allowance
Commercial	$1,125	$785	$241	$979
Commercial real estate	1,452	1,043	318	1,247
Home equity	774	762	292	702
Residential real estate	853	730	193	609
Credit card	258	258	53	281
Other consumer	48	48	3	39
Total impaired loans with an associated allowance	$4,510	$3,626	$1,100	$3,857
Impaired loans without an associated allowance
Commercial	$347	$125		$104
Commercial real estate	592	342		413
Total impaired loans without an associated allowance	$939	$467		$517
Total impaired loans	$5,449	$4,093	$1,100	$4,374
December 31, 2010
Impaired loans with an associated allowance
Commercial	$1,769	$1,178	$410	$1,533
Commercial real estate	1,927	1,446	449	1,732
Home equity	622	622	207	448
Residential real estate	521	465	122	309
Credit card	301	301	149	275
Other consumer	34	34	7	30
Total impaired loans with an associated allowance	$5,174	$4,046	$1,344	$4,327
Impaired loans without an associated allowance
Commercial	$87	$75		$90
Commercial real estate	525	389		320
Total impaired loans without an associated allowance	$612	$464		$410
Total impaired loans	$5,786	$4,510	$1,344	$4,737

(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the years ended December 31, 2011 and December 31, 2010 and is a simple average calculation using quarter-end balances.
(b)	Associated allowance amounts include $580 million and $509 million for TDRs at December 31, 2011 and December 31, 2010, respectively.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities. See Note 1 Accounting Policies for additional information.

Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2011	2010	2009
January 1	$188	$296	$344
Net change in allowance for unfunded loan commitments and letters of credit	52	(108)	(48)
December 31	$240	$188	$296

NOTE 6 PURCHASED IMPAIRED LOANS

At December 31, 2008, we identified certain loans related to the National City acquisition, for which there was evidence of credit quality deterioration since origination and it was probable that we would be unable to collect all contractually required principal and interest payments. Evidence of credit quality deterioration included statistics such as past due status, declines in updated borrower FICO credit scores, geographic concentration and increases in updated LTV ratios. GAAP requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for such loans acquired in a transfer.

GAAP allows purchasers to aggregate purchased impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A

140    The PNC Financial Services Group, Inc. – Form 10-K

pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. With respect to the National City acquisition, we aggregated homogeneous consumer and residential real estate loans into pools with common risk characteristics. We account for commercial and commercial real estate loans individually.

Purchased Impaired Loans

	December 31, 2011		December 31, 2010
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial	$140	$245	$249	$408
Commercial real estate	712	743	1,153	1,391
Consumer	2,766	3,405	3,024	4,121
Residential real estate	3,049	3,128	3,354	3,803
Total	$6,667	$7,521	$7,780	$9,723

The excess of cash flows expected to be collected over the carrying value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable difference. Changes in the expected cash flows of individual or pooled purchased impaired loans will either impact the accretable yield or result in an impairment charge to the provision for credit losses in the period in which the changes become probable.

Subsequent decreases to the net present value of expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the ALLL, and a reclassification from accretable yield to nonaccretable difference. Subsequent increases to the net present value of expected cash flows will generally result in a recapture of any previously recorded ALLL, to the extent applicable, and/or a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively. Other items affecting the accretable yield may include adjustments to the expected cash flows to be collected from contractual interest rate changes on variable rate notes, and changes in prepayment assumptions. Interest rate decreases for variable rate notes are treated as a reduction of both expected and contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from interest rate decreases for variable rate notes, the effect will be to reduce the yield prospectively.

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

During 2011, $262 million of provision and $161 million of charge-offs were recorded on purchased impaired loans. As of December 31, 2011, decreases in the net present value of expected cash flows from the date of acquisition of purchased impaired loans resulted in an allowance for loan and lease losses of $998 million on $6.5 billion of the purchased impaired loans while the remaining $.2 billion of purchased impaired loans required no allowance as net present value of expected cash flows improved or remained the same.

Activity for the accretable yield for 2011 follows.

Accretable Yield

In millions	2011
January 1	$2,185
Accretion (including excess cash recoveries)	(920)
Net reclassifications to accretable from non-accretable (a)	908
Disposals	(64)
December 31	$2,109

(a)	The net reclass includes the impact of improvements in the excess cash expected to be collected from credit improvements, as well as accretable differences related to cash flow extensions.

The PNC Financial Services Group, Inc. – Form 10-K    141

NOTE 7 INVESTMENT SECURITIES

Investment Securities Summary

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
December 31, 2011
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$3,369	$348		$3,717
Residential mortgage-backed
Agency	26,081	772	$(61)	26,792
Non-agency	6,673	152	(1,268)	5,557
Commercial mortgage-backed
Agency	1,101	39		1,140
Non-agency	2,693	80	(17)	2,756
Asset-backed	3,854	31	(216)	3,669
State and municipal	1,779	75	(47)	1,807
Other debt	2,691	83	(12)	2,762
Total debt securities	48,241	1,580	(1,621)	48,200
Corporate stocks and other	368			368
Total securities available for sale	$48,609	$1,580	$(1,621)	$48,568
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$221	$40		$261
Residential mortgage-backed (agency)	4,761	131	$(1)	4,891
Commercial mortgage-backed
Agency	1,332	50		1,382
Non-agency	3,467	108	(2)	3,573
Asset-backed	1,251	14	(3)	1,262
State and municipal	671	31		702
Other debt	363	16		379
Total securities held to maturity	$12,066	$390	$(6)	$12,450
December 31, 2010
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$5,575	$157	$(22)	$5,710
Residential mortgage-backed
Agency	31,697	443	(420)	31,720
Non-agency	8,193	230	(1,190)	7,233
Commercial mortgage-backed
Agency	1,763	40	(6)	1,797
Non-agency	1,794	73	(11)	1,856
Asset-backed	2,780	40	(238)	2,582
State and municipal	1,999	30	(72)	1,957
Other debt	3,992	102	(17)	4,077
Total debt securities	57,793	1,115	(1,976)	56,932
Corporate stocks and other	378			378
Total securities available for sale	$58,171	$1,115	$(1,976)	$57,310
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$178	$(4)	$4,490
Asset-backed	2,626	51	(1)	2,676
Other debt	10	1		11
Total securities held to maturity	$6,952	$230	$(5)	$7,177

142    The PNC Financial Services Group, Inc. – Form 10-K

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
December 31, 2009
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$7,548	$20	$(48)	$7,520
Residential mortgage-backed
Agency	24,076	439	(77)	24,438
Non-agency	10,419	236	(2,353)	8,302
Commercial mortgage-backed
Agency	1,299	10	(12)	1,297
Non-agency	4,028	42	(222)	3,848
Asset-backed	2,019	30	(381)	1,668
State and municipal	1,346	58	(54)	1,350
Other debt	1,984	38	(7)	2,015
Total debt securities	52,719	873	(3,154)	50,438
Corporate stocks and other	360			360
Total securities available for sale	$53,079	$873	$(3,154)	$50,798
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$2,030	$195		$2,225
Asset-backed	3,040	109	$(13)	3,136
Other debt	159	1		160
Total securities held to maturity	$5,229	$305	$(13)	$5,521

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At December 31, 2011, accumulated other comprehensive income included pretax gains of $98 million from derivatives used to hedge the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

The gross unrealized loss on debt securities held to maturity was $6 million at December 31, 2011 and $5 million at December 31, 2010, with $.5 billion and $.7 billion of positions in a continuous loss position for less than 12 months at December 31, 2011 and December 31, 2010, respectively. The gross unrealized loss and fair value on debt securities held to maturity that were in a continuous loss position for 12 months or more were not significant at both December 31, 2011 and December 31, 2010.

During 2011, we transferred securities with a fair value of $6.3 billion from available for sale to held to maturity. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income included net pretax unrealized gains of $183 million on the securities at transfer, which are being accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the net premium on the same transferred securities, resulting in no impact on net income.

The following table presents gross unrealized loss and fair value of securities available for sale at December 31, 2011 and December 31, 2010. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive loss.

The PNC Financial Services Group, Inc. – Form 10-K    143

Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2011
Debt securities
Residential mortgage-backed
Agency	$(24)	$2,165	$(37)	$408	$(61)	$2,573
Non-agency	(26)	273	(1,242)	4,378	(1,268)	4,651
Commercial mortgage-backed
Agency
Non-agency	(17)	483			(17)	483
Asset-backed	(13)	1,355	(203)	764	(216)	2,119
State and municipal	(6)	512	(41)	318	(47)	830
Other debt	(5)	240	(7)	289	(12)	529
Total	$(91)	$5,028	$(1,530)	$6,157	$(1,621)	$11,185
December 31, 2010
Debt securities
US Treasury and government agencies	$(22)	$398			$(22)	$398
Residential mortgage-backed
Agency	(406)	17,040	$(14)	$186	(420)	17,226
Non-agency	(17)	345	(1,173)	5,707	(1,190)	6,052
Commercial mortgage-backed
Agency	(6)	344			(6)	344
Non-agency	(8)	184	(3)	84	(11)	268
Asset-backed	(5)	441	(233)	776	(238)	1,217
State and municipal	(22)	931	(50)	247	(72)	1,178
Other debt	(14)	701	(3)	13	(17)	714
Total	$(500)	$20,384	$(1,476)	$7,013	$(1,976)	$27,397

EVALUATING INVESTMENT SECURITIES FOR OTHER-THAN-TEMPORARY IMPAIRMENTS

For the securities in the preceding table, as of December 31, 2011 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

The security-level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. Our assessment considers the security structure, recent security collateral performance metrics if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, our judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. We also consider the severity of the impairment in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Market Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

144    The PNC Financial Services Group, Inc. – Form 10-K

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

The following table provides detail on the significant assumptions used to determine credit impairment for non-agency residential mortgage-backed and asset-backed securities:

Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

December 31, 2011	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	5-12	6
Option ARM	3-6	3
Remaining collateral expected to default
Prime	1-49%	19%
Alt-A	1-59	34
Option ARM	16-81	61
Loss severity
Prime	5-70%	46%
Alt-A	18-82	57
Option ARM	41-69	58

(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

Non-Agency Commercial Mortgage-Backed Securities

Credit losses on these securities are measured using property-level cash flow projections and forward-looking property valuations. Cash flows are projected using a detailed analysis of net operating income (NOI) by property type which, in turn, is based on the analysis of NOI performance over the past several business cycles combined with PNC’s economic outlook. Loss severities are based on property price projections, which are calculated using capitalization rate projections. The capitalization rate projections are based on a combination of historical capitalization rates and expected capitalization rates implied by current market activity, our outlook and relevant independent industry research, analysis and forecasts. Securities exhibiting weaker performance within the model are subject to further analysis. This analysis is performed at the loan level, and includes assessing local market conditions, reserves, occupancy, rent rolls and master/special servicer details.

The PNC Financial Services Group, Inc. – Form 10-K    145

During 2011 and 2010, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Credit Losses Recognized in Earnings

Year ended December 31 In millions	2011	2010
Available for sale securities:
Non-agency residential mortgage-backed	$(130)	$(242)
Non-agency commercial mortgage-backed		(5)
Asset-backed	(21)	(78)
Other debt	(1)
Total	$(152)	$(325)

Summary of OTTI Noncredit Losses Included in Accumulated Other Comprehensive Loss

In millions	2011	2010
Total	$(268)	$(283)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset- backed	Other debt	Total
December 31, 2009 (a)	$(479)	$(6)	$(145)	$(12)	$(642)
Loss where impairment was not previously recognized	(44)	(3)	(17)		(64)
Additional loss where credit impairment was previously recognized	(198)	(2)	(61)		(261)
Reduction due to credit impaired securities sold	12				12
December 31, 2010	(709)	(11)	(223)	(12)	(955)
Loss where impairment was not previously recognized	(18)		(3)	(1)	(22)
Additional loss where credit impairment was previously recognized	(112)		(18)		(130)
Reduction due to credit impaired securities sold	11	5			16
December 31, 2011	$(828)	$(6)	$(244)	$(13)	$(1,091)

(a)	Excludes OTTI credit losses related to equity securities totaling $4 million.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the year ended December 31
2011	$21,039	$406	$157	$249	$87
2010	23,783	490	64	426	149
2009	18,901	570	20	550	192

146    The PNC Financial Services Group, Inc. – Form 10-K

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2011.

Contractual Maturity of Debt Securities

December 31, 2011 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies		$2,134	$835	$400	$3,369
Residential mortgage-backed
Agency		29	840	25,212	26,081
Non-agency			28	6,645	6,673
Commercial mortgage-backed
Agency		740	361		1,101
Non-agency	$27	183	49	2,434	2,693
Asset-backed	68	772	627	2,387	3,854
State and municipal	17	68	293	1,401	1,779
Other debt	292	1,322	601	476	2,691
Total debt securities available for sale	$404	$5,248	$3,634	$38,955	$48,241
Fair value	$407	$5,401	$3,860	$38,532	$48,200
Weighted-average yield, GAAP basis	2.62%	2.83%	3.35%	3.69%	3.56%
SECURITIES HELD TO MATURITY
US Treasury and government agencies				$221	$221
Residential mortgage-backed (agency)				4,761	4,761
Commercial mortgage-backed
Agency		$162	$1,164	6	1,332
Non-agency		89		3,378	3,467
Asset-backed	$7	794	98	352	1,251
State and municipal	8	46	127	490	671
Other debt		2	361		363
Total debt securities held to maturity	$15	$1,093	$1,750	$9,208	$12,066
Fair value	$15	$1,109	$1,820	$9,506	$12,450
Weighted-average yield, GAAP basis	2.86%	2.49%	3.29%	4.44%	4.09%

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of December 31, 2011:

Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

December 31 2011
Agency residential mortgage-backed securities	3.3 years
Non-agency residential mortgage-backed securities	4.7 years
Agency commercial mortgage-backed securities	5.4 years
Non-agency commercial mortgage-backed securities	2.6 years
Asset-backed securities	3.2 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At December 31, 2011, there were no securities of a single issuer, other than FNMA and FHLMC, which exceeded 10% of total shareholders’ equity.

The PNC Financial Services Group, Inc. – Form 10-K    147

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2011	December 31 2010
Pledged to others	$20,109	$27,985
Accepted from others:
Permitted by contract or custom to sell or repledge	1,796	3,529
Permitted amount repledged to others	892	1,971

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

Level 3

Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain available for sale and trading securities, commercial mortgage loans held for sale, private equity investments, residential mortgage servicing rights, BlackRock Series C Preferred Stock and certain financial derivative contracts. The available for sale and trading securities within Level 3 include non-agency residential mortgage-backed securities, auction rate securities, private-issuer asset-backed securities and corporate debt securities. Nonrecurring items, primarily certain nonaccrual and other loans held for sale, commercial mortgage servicing rights, equity investments, OREO and foreclosed assets and other assets are also included in this category.

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

Any internal models used to determine fair values or to validate dealer quotes based on the descriptions below are subject to review and independent testing as part of our model validation and internal control testing processes. The Model Validation Group (MVG) tests significant models on at least an annual basis. In addition, we have teams, independent of the traders, verify marks and assumptions used for valuations at each period end.

148    The PNC Financial Services Group, Inc. – Form 10-K

FINANCIAL INSTRUMENTS ACCOUNTED FOR AT FAIR VALUE ON A RECURRING BASIS

Securities Available for Sale and Trading Securities

Securities accounted for at fair value include both the available for sale and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes, or recent trades to determine the fair value of securities. As of December 31, 2011, 86% of the positions in these portfolios were priced by pricing services provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets such as U.S. Treasury and agency securities and agency residential mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency collateralized mortgage obligations (CMOs), commercial mortgage-backed securities and municipal bonds. The vendors we use provide pricing services on a global basis and have quality management processes in place to monitor the integrity of the valuation inputs and the prices provided to users, including procedures to consider and incorporate information received from pricing servicer users who may challenge a price. We monitor and validate the reliability of vendor pricing on an ongoing basis through periodic pricing methodology reviews, by performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and through price validation testing. Price validation testing is performed independent of the risk-taking function and involves corroborating the prices received from third-party vendors with prices from another third-party source, by reviewing valuations of comparable instruments, or by comparison to internal valuations. Securities not priced by one of our pricing vendors may be valued using a dealer quote. Dealer quotes received are typically non-binding. Securities priced using a dealer quote are subject to corroboration either with another dealer quote, by comparison to similar securities priced by another third-party source, or through internal valuation in order to validate that the quote is representative of the market. Security prices are also validated through actual cash settlement upon sale of a security.

Securities are classified within the fair value hierarchy after giving consideration to the nature and complexity of the security, the activity level in the market for the security type, and the observability of the inputs used to determine the fair value. In circumstances where relevant market prices are limited or unavailable, valuations may require significant judgments or adjustments to determine fair value. In these cases, the securities are classified as Level 3. As of December 31, 2011 and 2010, securities classified as Level 3 consisted primarily of non-agency residential mortgage-backed and asset-backed securities collateralized by first- and second-lien residential mortgage loans. Fair value for these securities is estimated primarily using pricing obtained from third-party vendors. In some cases, fair value is estimated using a dealer quote or by reference to prices of securities of a similar vintage and collateral type. Market activity for these security types is limited with little price transparency. As a result, these securities are generally valued by the third-party vendor using a discounted cash flow approach that incorporates observable market activity where available. Significant inputs to the valuation include prepayment projections, credit loss assumptions, and discount rates that are deemed representative of current market conditions.

A cross-functional team comprised of representatives from Asset & Liability Management, Finance, and Market Risk Management oversees the governance of the processes and methodologies used to estimate the fair value of securities and the price validation testing that is performed. Management meets on a regular basis to review pricing sources and trends and the results of validation testing.

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

The PNC Financial Services Group, Inc. – Form 10-K    149

on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2.

Residential Mortgage Servicing Rights

Residential mortgage servicing rights (MSRs) are carried at fair value on a recurring basis. Assumptions incorporated into the residential MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active, open market with readily observable prices so the precise terms and conditions of sales are not available. As a benchmark for the reasonableness of its residential MSRs fair value, PNC obtains opinions of value from independent parties (“brokers”). These brokers provided a range (+/- 10 bps) based upon their own discounted cash flow calculations of our portfolio that reflected conditions in the secondary market, and any recently executed servicing transactions. PNC compares its internally-developed residential MSRs value to the ranges of values received from the brokers. If our residential MSRs fair value falls outside of the brokers’ ranges, management will assess whether a valuation adjustment is warranted. For 2011 and 2010, PNC’s residential MSRs value has not fallen outside of the brokers’ ranges. We consider our residential MSRs value to represent a reasonable estimate of fair value. Due to the nature of the valuation inputs, residential MSRs are classified as Level 3.

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

Customer Resale Agreements

We have elected to account for resale agreements, which are economically hedged using free-standing financial derivatives, at fair value. The fair value for resale agreements is determined using a model that includes observable market data such as interest rates as inputs. Readily observable market inputs to this model can be validated to external sources, including yield curves, implied volatility or other market-related data. These instruments are classified as Level 2.

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

150    The PNC Financial Services Group, Inc. – Form 10-K

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Fair Value Measurements – Summary

	December 31, 2011				December 31, 2010
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$1,659	$2,058		$3,717	$5,289	$421		$5,710
Residential mortgage-backed
Agency		26,792		26,792		31,720		31,720
Non-agency			$5,557	5,557			$7,233	7,233
Commercial mortgage-backed
Agency		1,140		1,140		1,797		1,797
Non-agency		2,756		2,756		1,856		1,856
Asset-backed		2,882	787	3,669		1,537	1,045	2,582
State and municipal		1,471	336	1,807		1,729	228	1,957
Other debt		2,713	49	2,762		4,004	73	4,077
Total debt securities	1,659	39,812	6,729	48,200	5,289	43,064	8,579	56,932
Corporate stocks and other	368			368	307	67	4	378
Total securities available for sale	2,027	39,812	6,729	48,568	5,596	43,131	8,583	57,310
Financial derivatives (a) (b)
Interest rate contracts		9,150	60	9,210		5,502	68	5,570
Other contracts		246	7	253		178	9	187
Total financial derivatives		9,396	67	9,463		5,680	77	5,757
Residential mortgage loans held for sale (c)		1,522		1,522		1,878		1,878
Trading securities (d)
Debt (e) (f)	1,058	1,371	39	2,468	1,348	367	69	1,784
Equity	42	3		45	42			42
Total trading securities	1,100	1,374	39	2,513	1,390	367	69	1,826
Residential mortgage servicing rights (g)			647	647			1,033	1,033
Commercial mortgage loans held for sale (c)			843	843			877	877
Equity investments
Direct investments			856	856			749	749
Indirect investments (h)			648	648			635	635
Total equity investments			1,504	1,504			1,384	1,384
Customer resale agreements (i)		732		732		866		866
Loans (j)		222	5	227		114	2	116
Other assets
BlackRock Series C Preferred Stock (k)			210	210			396	396
Other		422	7	429		450	7	457
Total other assets		422	217	639		450	403	853
Total assets	$3,127	$53,480	$10,051	$66,658	$6,986	$52,486	$12,428	$71,900
Liabilities
Financial derivatives (b) (l)
Interest rate contracts		$7,065	$6	$7,071		$4,302	$56	$4,358
BlackRock LTIP			210	210			396	396
Other contracts		233	92	325		173	8	181
Total financial derivatives		7,298	308	7,606		4,475	460	4,935
Trading securities sold short (m)
Debt (e)	$997	19		1,016	$2,514	16		2,530
Total trading securities sold short	997	19		1,016	2,514	16		2,530
Other liabilities		3		3		6		6
Total liabilities	$997	$7,320	$308	$8,625	$2,514	$4,497	$460	$7,471

The PNC Financial Services Group, Inc. – Form 10-K    151

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at December 31, 2011 and December 31, 2010 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At December 31, 2011 and December 31, 2010, respectively, the net asset amounts were $2.4 billion and $1.9 billion and the net liability amounts were $.7 billion and $1.1 billion.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $102 million at December 31, 2011 compared with net unrealized losses of $17 million at December 31, 2010.
(e)	Approximately 57% of these securities are residential mortgage-backed securities and 34% are US Treasury and government agencies securities at December 31, 2011. Comparable amounts at December 31, 2010 were 4% and 74%, respectively.
(f)	At December 31, 2011, $1.1 billion of residential mortgage-backed agency securities with embedded derivatives were carried in Trading securities.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2011 and 2010 follow.

Year Ended December 31, 2011

Level 3 Instruments Only In millions	Fair Value Dec. 31, 2010	Total realized / unrealized gains (losses) for the period (a)		Purchases	Sales	Issuances	Settlements	Transfers out of Level 3 (b)	Fair Value December 31, 2011	(*) Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at December 31, 2011
		Included in Earnings (*)	Included in other comprehensive income
Assets
Securities available for sale
Residential mortgage- backed non-agency	$7,233	$(80)	$(157)	$45	$(280)		$(1,204)		$5,557	$(130)
Asset-backed	1,045	(11)	21	48			(316)		787	(21)
State and municipal	228		10	121			(23)		336
Other debt	73	(2)	3	3	(3)		1	$(26)	49	(1)
Corporate stocks and other	4						(4)
Total securities available for sale	8,583	(93)	(123)	217	(283)		(1,546)	(26)	6,729	(152)
Financial derivatives	77	263		5			(278)		67	188
Trading securities – Debt	69	4					(29)	(5)	39	(5)
Residential mortgage servicing rights	1,033	(406)		65		$118	(163)		647	(383)
Commercial mortgage loans held for sale	877	3			(13)		(24)		843	(4)
Equity investments
Direct investments	749	87		176	(156)				856	58
Indirect investments	635	89		66	(142)				648	91
Total equity investments	1,384	176		242	(298)				1,504	149
Loans	2			4			(1)		5
Other assets
BlackRock Series C Preferred Stock	396	(14)					(172)		210	(14)
Other	7			1			(1)		7
Total other assets	403	(14)		1			(173)		217	(14)
Total assets	$12,428	$(67)	$(123)	$534	$(594)	$118	$(2,214)	$(31)	$10,051	$(221)
Total liabilities (c)	$460	$7			$10		$(169)		$308	$(17)

152    The PNC Financial Services Group, Inc. – Form 10-K

Year Ended December 31, 2010

Level 3 Instruments Only In millions	Fair Value December 31, 2009	Total realized / unrealized gains (losses) for the period (a)		Purchases, issuances, and settlements, net	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value December 31, 2010	(*) Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at December 31, 2010
		Included in Earnings (*)	Included in other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed agency	$5			$(5)
Residential mortgage-backed non-agency	8,302	$(116)	$1,065	(2,016)		$(2)	$7,233	$(241)
Commercial mortgage-backed non-agency	6				$2	(8)
Asset-backed	1,254	(77)	180	(312)			1,045	(78)
State and municipal	266	5	(24)	(20)	1		228
Other debt	53		6	(15)	29		73
Corporate stocks and other	47		(1)	(42)			4
Total securities available for sale	9,933	(188)	1,226	(2,410)	32	(10)	8,583	(319)
Financial derivatives	50	36		(10)	1		77	43
Trading securities – Debt	89	(2)		(18)			69	(4)
Residential mortgage servicing rights	1,332	(209)		(90)			1,033	(194)
Commercial mortgage loans held for sale	1,050	16		(189)			877	20
Equity investments
Direct investments	595	157		(3)			749	102
Indirect investments	593	92		(50)			635	74
Total equity investments	1,188	249		(53)			1,384	176
Loans				2			2
Other assets
BlackRock Series C Preferred Stock	486	(86)		(4)			396	(86)
Other	23		(4)	(12)			7
Total other assets	509	(86)	(4)	(16)			403	(86)
Total assets	$14,151	$(184)	$1,222	$(2,784)	$33	$(10)	$12,428	$(364)
Total liabilities (c)	$506	$(71)		$23	$2		$460	$(73)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Net losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $74 million for 2011 compared with net losses of $113 million for 2010. These amounts included net unrealized losses of $204 million for 2011 compared with net unrealized losses of $291 million for 2010. These net losses were included in noninterest income on the Consolidated Income Statement. These amounts also included amortization and accretion of $109 million for 2011 compared with $153 million for 2010. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement.

During 2011 and 2010, no material transfers of assets or liabilities between the hierarchy levels occurred.

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment.

The amounts below for nonaccrual loans represent the carrying value of loans for which adjustments are primarily based on the appraised value of the collateral or the net book value of the collateral from the borrower’s most recent financial statements if no appraisal is available. As part of the appraisal process, persons ordering or reviewing appraisals are independent of the lending customer relationship/loan production process. Appraisals must be provided by licensed or certified appraisers and conform to the Uniform Standards of Professional Appraisal Practice. For loans secured by commercial properties where the underlying collateral is in excess of $250,000, appraisals are obtained at least annually. In certain instances (e.g., physical changes in the property), a more recent appraisal is obtained. Additionally, borrower ordered appraisals are not permitted, and PNC ordered

The PNC Financial Services Group, Inc. – Form 10-K    153

appraisals are regularly reviewed. We have a real estate valuation services group whose sole function is to manage the real estate appraisal solicitation and evaluation process for commercial loans. All third-party appraisals are reviewed by this group, including consideration of comments/questions on the appraisal by the reviewer, customer relationship manager, credit officer, and underwriter. Upon resolving these comments/questions through discussions with the third-party appraiser, adjustments to the initial appraisal may occur and be incorporated into the final issued appraisal report.

For loans secured by commercial properties where the underlying collateral is $250,000 and less, there is no requirement to obtain an appraisal. In instances where an appraisal is not obtained, the collateral value is determined consistent with external third-party appraisal standards, by an internal person independent of the lending customer relationship/loan production process. If an appraisal is outdated due to changed project or market conditions, or if the net book value is utilized, management uses a Loss Given Default (LGD) percentage which represents the exposure PNC expects to lose in the event a borrower defaults on an obligation. Accordingly, LGD is a function of collateral recovery rates and loan-to-value. Collateral recovery rates vary based upon collateral type and represent the expected recovery amount on defaulted loans from the collateral after workout costs. Those rates are established based upon actual PNC loss experience and external market data.

The amounts below for loans held for sale represent the carrying value of loans for which adjustments are primarily based on observable market data, management’s internal assumptions or the appraised value of collateral. The fair value determination of the equity investment resulting in an impairment loss included below was based on observable market data for other comparable entities as adjusted for internal assumptions and unobservable inputs. The amounts below for commercial mortgage servicing rights reflect an impairment of three strata at both December 31, 2011 and December 31, 2010, respectively. The fair value of commercial mortgage servicing rights is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds. The amounts below for OREO and foreclosed assets are primarily based on appraised values or sales price less costs to sell. The amounts below for long-lived assets held for sale represent the carrying value of the asset (lower of recorded net book value or sales price less estimated cost to sell) based upon a recent appraisal, a recent sales offer, or management assumptions which take into consideration changes in the market environment or changes in property conditions.

Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Year ended
In millions	December 31 2011	December 31 2010	December 31 2011	December 31 2010
Assets
Nonaccrual loans	$253	$429	$(49)	$81
Loans held for sale	130	350	(2)	(93)
Equity investments	1	3	(2)	(3)
Commercial mortgage servicing rights	457	644	(157)	(40)
Other intangible assets		1
OREO and foreclosed assets	223	245	(71)	(103)
Long-lived assets held for sale	17	25	(5)	(30)
Total assets	$1,081	$1,697	$(286)	$(188)
(a)	All Level 3.

154    The PNC Financial Services Group, Inc. – Form 10-K

FINANCIAL ASSETS ACCOUNTED FOR UNDER FAIR VALUE OPTION

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for 2011 and 2010 were not material.

Residential Mortgage Loans Held for Sale and in Portfolio

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. Throughout 2011 and 2010, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for 2011 and 2010 were not material.

Customer Resale Agreements

Interest income on resale agreements is reported on the Consolidated Income Statement in Other interest income. Changes in fair value due to instrument-specific credit risk for 2011 and 2010 were not material.

Residential Mortgage-Backed Agency Securities With Embedded Derivatives

Interest income on securities is reported on the Consolidated Income Statement in Interest income.

The changes in fair value included in Noninterest income for items for which we elected the fair value option follow.

Fair Value Option – Changes in Fair Value (a)

Year ended December 31	Gains (Losses)
In millions	2011	2010	2009
Assets
Customer resale agreements	$(12)	$1	$(26)
Residential mortgage-backed agency securities with embedded derivatives (b)	24
Commercial mortgage loans held for sale	3	16	(68)
Residential mortgage loans held for sale	172	280	405
Residential mortgage loans – portfolio	(17)		1
BlackRock Series C Preferred Stock	(14)	(86)	275
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	These residential mortgage-backed agency securities with embedded derivatives are carried as Trading securities.

The PNC Financial Services Group, Inc. – Form 10-K    155

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2011
Customer resale agreements	$732	$686	$46
Residential mortgage-backed agency securities with embedded derivatives (a)	1,058	864	194
Residential mortgage loans held for sale
Performing loans	1,501	1,439	62
Loans 90 days or more past due	19	25	(6)
Nonaccrual loans	2	4	(2)
Total	1,522	1,468	54
Commercial mortgage loans held for sale (b)
Performing loans	829	962	(133)
Nonaccrual loans	14	27	(13)
Total	843	989	(146)
Residential mortgage loans – portfolio
Performing loans	74	97	(23)
Loans 90 days or more past due (c)	90	95	(5)
Nonaccrual loans	63	176	(113)
Total	$227	$368	$(141)
December 31, 2010
Customer resale agreements	$866	$806	$60
Residential mortgage loans held for sale
Performing loans	1,844	1,839	5
Loans 90 days or more past due	33	41	(8)
Nonaccrual loans	1	2	(1)
Total	1,878	1,882	(4)
Commercial mortgage loans held for sale (b)
Performing loans	847	990	(143)
Nonaccrual loans	30	49	(19)
Total	877	1,039	(162)
Residential mortgage loans – portfolio
Performing loans	36	44	(8)
Loans 90 days or more past due (c)	64	67	(3)
Nonaccrual loans	16	31	(15)
Total	$116	$142	$(26)
(a)	These residential mortgage-backed agency securities with embedded derivatives are carried as Trading securities.
(b)	There were no loans 90 days or more past due within this category at December 31, 2011 or December 31, 2010.
(c)	The majority of these loans are government insured loans, which positively impacts the fair value.

156    The PNC Financial Services Group, Inc. – Form 10-K

ADDITIONAL FAIR VALUE INFORMATION RELATED TO FINANCIAL INSTRUMENTS

	December 31, 2011		December 31, 2010
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$8,567	$8,567	$9,711	$9,711
Trading securities	2,513	2,513	1,826	1,826
Investment securities	60,634	61,018	64,262	64,487
Loans held for sale	2,936	2,939	3,492	3,492
Net loans (excludes leases)	148,254	151,167	139,316	141,431
Other assets	4,019	4,019	4,664	4,664
Mortgage servicing rights	1,115	1,118	1,698	1,707
Financial derivatives
Designated as hedging instruments under GAAP	1,888	1,888	1,255	1,255
Not designated as hedging instruments under GAAP	7,575	7,575	4,502	4,502

Liabilities
Demand, savings and money market deposits	156,335	156,335	141,990	141,990
Time deposits	31,632	31,882	41,400	41,825
Borrowed funds	36,966	39,064	39,821	41,273
Financial derivatives
Designated as hedging instruments under GAAP	116	116	85	85
Not designated as hedging instruments under GAAP	7,490	7,490	4,850	4,850
Unfunded loan commitments and letters of credit	223	223	173	173

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

SECURITIES

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. As of December 31, 2011, 88% of the positions in these portfolios were priced by pricing services provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets such as U.S. Treasury and agency securities and agency mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs, commercial mortgage-backed securities, and municipal bonds. Management uses various methods and techniques to validate prices obtained from pricing services and dealers, including reference to

The PNC Financial Services Group, Inc. – Form 10-K    157

another third-party source, by reviewing valuations of comparable instruments, or by comparison to internal valuations.

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

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of equity investments.

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $1.9 billion at December 31, 2011 and $2.4 billion as of December 31, 2010, both of which approximate fair value at each date.

MORTGAGE SERVICING ASSETS

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment speeds, discount rates, escrow balances, interest rates, cost to service and other factors.

The key valuation assumptions for commercial and residential mortgage loan servicing assets at December 31, 2011 and December 31, 2010 are included in Note 9 Goodwill and Other Intangible Assets.

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

UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

The fair value of unfunded loan commitments and letters of credit is determined from a market participant’s view including the impact of changes in interest rates, credit and other factors. Because our obligation on substantially all unfunded loan commitments and letters of credit varies with changes in interest rates, these instruments are subject to little fluctuation in fair value due to changes in interest rates. We establish a liability on these facilities related to their creditworthiness.

FINANCIAL DERIVATIVES

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of financial derivatives.

158    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during 2011 and 2010 follow:

Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	Other (b)	Total
December 31, 2009	$5,369	$2,756	$68	$43	$1,269	$9,505
Sale of GIS					(1,232)	(1,232)
Other	(67)	(28)	(6)		(23)	(124)
December 31, 2010	$5,302	$2,728	$62	$43	$14	$8,149
BankAtlantic branch acquisition	35	6				41
Flagstar branch acquisition	17					17
Other	40	29	7		2	78
December 31, 2011	$5,394	$2,763	$69	$43	$16	$8,285
(a)	The Non-Strategic Assets Portfolio business segment does not have any goodwill allocated to it.
(b)	Includes goodwill related to BlackRock and GIS prior to the sale of GIS on July 1, 2010. See Note 2 Acquisition and Divestiture Activity for additional information regarding our July 1, 2010 sale of GIS.

Changes in goodwill and other intangible assets during 2011 follow:

Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2010	$8,149	$903	$1,701
Additions/adjustments:
BankAtlantic branch acquisition	41	1
Flagstar branch acquisition	17	1
Other (a)	78
Mortgage and other loan servicing rights			(266)
Impairment charge			(157)
Amortization		(163)	(161)
December 31, 2011	$8,285	$742	$1,117
(a)	Primarily related to correction of amounts for an acquisition affecting prior periods.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

We conduct a goodwill impairment test on our reporting units at least annually or more frequently if any adverse triggering events occur. Based on the results of our analysis, there were no impairment charges related to goodwill recognized in 2011, 2010 or 2009. The fair value of our reporting units is determined by using discounted cash flow and market comparability methodologies.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	December 31 2011	December 31 2010
Customer-related and other intangibles
Gross carrying amount	$1,525	$1,524
Accumulated amortization	(783)	(621)
Net carrying amount	$742	$903
Mortgage and other loan servicing rights
Gross carrying amount	$2,009	$2,293
Valuation allowance	(197)	(40)
Accumulated amortization	(695)	(552)
Net carrying amount	$1,117	$1,701
Total	$1,859	$2,604

While certain of our other intangible assets have finite lives and are amortized primarily on a straight-line basis, certain core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 1 year to 10 years, with a weighted-average remaining useful life of 8 years.

The PNC Financial Services Group, Inc. – Form 10-K    159

Amortization expense on existing intangible assets follows:

Amortization Expense on Existing Intangible Assets

In millions
2009	$326
2010	304
2011	324

2012	264
2013	203
2014	198
2015	183
2016	159

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2011	2010	2009
January 1	$665	$921	$864
Additions (a)	120	83	121
Acquisition adjustment			1
Sale of servicing rights (b)		(192)
Impairment charge	(157)	(40)	35
Amortization expense	(160)	(107)	(100)
December 31	$468	$665	$921
Valuation allowance:
January 1	$(40)		$(35)
Provision	(166)	$(110)	(1)
Recoveries	9	70	36
December 31	$(197)	$(40)	$—
(a)	Additions for 2011 included $55 million from loans sold with servicing retained and $65 million from purchases of servicing rights from third parties. Comparable amounts were $45 million and $38 million for 2010 and $92 million and $29 million for 2009.
(b)	Reflects the sale of a duplicative agency servicing operation in 2010.

We recognize as an other intangible asset the right to service mortgage loans for others. Commercial MSRs are purchased and originated when loans are sold with servicing retained. Commercial MSRs are initially recorded at fair value. These rights are subsequently accounted for at the lower of amortized cost or fair value, and are substantially amortized in proportion to and over the period of estimated net servicing income of 5 to 10 years.

Commercial MSRs are periodically evaluated for impairment. For purposes of impairment, the commercial MSRs are stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. If the carrying amount of any individual stratum exceeds its fair value, a valuation reserve is established with a corresponding charge to Corporate services on our Consolidated Income Statement.

The fair value of commercial MSRs is estimated by using an internal valuation model. The model calculates the present value of estimated future net servicing cash flows considering estimates of servicing revenue and costs, discount rates and prepayment speeds.

Changes in the residential MSRs follow:

Residential Mortgage Servicing Rights

In millions	2011	2010	2009
January 1	$1,033	$1,332	$1,008
Additions:
From loans sold with servicing retained	118	95	261
Purchases	65
Sales			(74)
Changes in fair value due to:
Time and payoffs (a)	(163)	(185)	(264)
Purchase accounting adjustments			17
Other (b)	(406)	(209)	384
December 31	$647	$1,033	$1,332
Unpaid principal balance of loans serviced for others at December 31	$118,058	$125,806	$146,050
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSRs value changes resulting primarily from market-driven changes in interest rates.

We recognize mortgage servicing right assets on residential real estate loans when we retain the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. MSRs are subject to declines in value principally from actual or expected prepayment of the underlying loans and defaults. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase in value when the value of MSRs declines.

The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The fair value of residential and commercial MSRs and significant inputs to the valuation model as of December 31, 2011 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses a third-party model to estimate future residential loan prepayments and internal proprietary models to estimate future commercial loan

160    The PNC Financial Services Group, Inc. – Form 10-K

prepayments. These models have been refined based on current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2011	December 31 2010
Fair value	$471	$674
Weighted-average life (years)	5.9	6.3
Prepayment rate range (a)	13%-28%	10%-24%
Decline in fair value from 10% adverse change	$6	$8
Decline in fair value from 20% adverse change	$11	$16
Effective discount rate range	6%-9%	7%-9%
Decline in fair value from 10% adverse change	$9	$13
Decline in fair value from 20% adverse change	$18	$26
(a)	Represents modeled prepayment rates considering the effective dates of prepayment penalties.

Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2011	December 31 2010
Fair value	$647	$1,033
Weighted-average life (years)	3.6	5.8
Weighted-average constant prepayment rate	22.10%	12.61%
Decline in fair value from 10% adverse change	$44	$41
Decline in fair value from 20% adverse change	$84	$86
Weighted-average option adjusted spread	11.77%	12.18%
Decline in fair value from 10% adverse change	$25	$43
Decline in fair value from 20% adverse change	$48	$83

Fees from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees, and ancillary fees follows:

Fees from Mortgage and Other Loan Servicing

In millions	2011	2010	2009
Fees from mortgage and other loan servicing	$641	$692	$825

We also generate servicing fees from fee-based activities provided to others.

Fees from commercial MSRs, residential MSRs and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

NOTE 10 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Premises, Equipment and Leasehold Improvements

December 31 - in millions	2011	2010
Land	$690	$659
Buildings	1,955	1,644
Equipment	3,894	3,335
Leasehold improvements	651	593
Total	7,190	6,231
Accumulated depreciation and amortization	(2,546)	(2,172)
Net book value	$4,644	$4,059

The PNC Financial Services Group, Inc. – Form 10-K    161

Depreciation expense on premises, equipment and leasehold improvements and amortization expense, primarily for capitalized internally developed software, was as follows:

Depreciation and Amortization Expense

Year ended December 31 in millions	2011	2010	2009
Continuing operations:
Depreciation	$474	$455	$466
Amortization	22	45	79
Discontinued operations:
Depreciation		12	29
Amortization		11	26

We lease certain facilities and equipment under agreements expiring at various dates through the year 2067. We account for these as operating leases. Rental expense on such leases was as follows:

Lease Rental Expense

Year ended December 31 in millions	2011	2010	2009
Continuing operations:	$357	$379	$372
Discontinued operations:		10	16

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $2.5 billion at December 31, 2011. Future minimum annual rentals are as follows:

•	2012: $342 million,
•	2013: $312 million,
•	2014: $274 million,
•	2015: $221 million,
•	2016: $188 million, and
•	2017 and thereafter: $1.2 billion.

NOTE 11 TIME DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $11.2 billion at December 31, 2011 and $15.5 billion at December 31, 2010.

Total time deposits of $31.6 billion at December 31, 2011 have future contractual maturities, including related purchase accounting adjustments, as follows:

•	2012: $25.0 billion,
•	2013: $3.0 billion,
•	2014: $1.2 billion,
•	2015: $0.9 billion,
•	2016: $0.3 billion, and
•	2017 and thereafter: $1.2 billion.

NOTE 12 BORROWED FUNDS

Bank notes along with senior and subordinated notes consisted of the following:

Bank Notes, Senior Debt and Subordinated Debt

December 31, 2011 Dollars in millions	Outstanding	Stated Rate	Maturity
Bank notes	$510	zero – 4.66%	2013-2043
Senior debt	11,283	.57% – 6.70%	2012-2020
Bank notes and senior debt	$11,793
Subordinated debt
Junior	$2,377	1.10% – 10.18%	2028-2068
Other	5,944	.90% – 8.11%	2013-2019
Subordinated debt	$8,321

Included in outstandings for the senior and subordinated notes in the table above are basis adjustments of $434 million and $591 million, respectively, related to fair value accounting hedges as of December 31, 2011.

Total borrowed funds of $36.7 billion at December 31, 2011 have contractually scheduled repayments, including related purchase accounting adjustments, as follows:

•	2012: $15.8 billion,
•	2013: $3.4 billion,
•	2014: $2.7 billion,
•	2015: $2.8 billion,
•	2016: $1.9 billion, and
•	2017 and thereafter: $10.1 billion.

Included in borrowed funds are FHLB borrowings of $7.0 billion at December 31, 2011, which are collateralized by a blanket lien on residential mortgage and other real estate-related loans. FHLB advances of $3.0 billion have scheduled maturities of less than one year. The remainder of the FHLB borrowings have balances that will mature from 2012 – 2030, with interest rates ranging from zero to 7.33%.

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

162    The PNC Financial Services Group, Inc. – Form 10-K

The $2.4 billion of junior subordinated debt included in the above table represents debt redeemable prior to maturity. The call price and related premiums are discussed in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities.

NOTE 13 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND PERPETUAL TRUST SECURITIES

At December 31, 2011, capital securities totaling $2.7 billion represented non-voting preferred beneficial interests in the assets of the following Trusts:

Capital Securities of Subsidiary Trusts

Trust	Date Formed	Description of Capital Securities	Redeemable
PNC Capital Trust C	June 1998	$200 million due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2011 was 1.097%.	On or after June 1, 2008 at par.

PNC Capital Trust D	December 2003	$300 million of 6.125% capital securities due December 15, 2033.	On or after December 18, 2008 at par.

Fidelity Capital Trust II	December 2003	$22 million due January 23, 2034 bearing an interest rate of 3-month LIBOR plus 285 basis points. The rate in effect at December 31, 2011 was 3.278%.	On or after January 23, 2009 at par.

Yardville Capital Trust VI	June 2004	$15 million due July 23, 2034, bearing an interest rate equal to 3-month LIBOR plus 270 basis points. The rate in effect at December 31, 2011 was 3.116%.	On or after July 23, 2009 at par.

Fidelity Capital Trust III	October 2004	$30 million due November 23, 2034 bearing an interest rate of 3-month LIBOR plus 197 basis points. The rate in effect at December 31, 2011 was 2.465%.	On or after November 23, 2009 at par.

Sterling Financial Statutory Trust III	December 2004	$15 million due December 15, 2034 at a fixed rate of 6%. The fixed rate remained in effect until December 15, 2009 at which time the securities began paying a floating rate of 3-month LIBOR plus 189 basis points. The rate in effect at December 31, 2011 was 2.436%.	On or after December 15, 2009 at par.

Sterling Financial Statutory Trust IV	February 2005	$15 million due March 15, 2035 at a fixed rate of 6.19%. The fixed rate remained in effect until March 15, 2010 at which time the securities began paying a floating rate of 3-month LIBOR plus 187 basis points. The rate in effect at December 31, 2011 was 2.416%.	On or after March 15, 2010 at par.

MAF Bancorp Capital Trust I	April 2005	$30 million due June 15, 2035 bearing an interest rate of 3-month LIBOR plus 175 basis points. The rate in effect at December 31, 2011 was 2.296%.	On or after June 15, 2010 at par.

MAF Bancorp Capital Trust II	August 2005	$35 million due September 15, 2035 bearing an interest rate of 3-month LIBOR plus 140 basis points. The rate in effect at December 31, 2011 was 1.946%.	On or after September 15, 2010 at par.

James Monroe Statutory Trust III	September 2005	$8 million due December 15, 2035 at a fixed rate of 6.253%. The fixed rate remained in effect until September 15, 2010 at which time the securities began paying a floating rate of LIBOR plus 155 basis points. The rate in effect at December 31, 2011 was 2.096%.	On or after December 15, 2010 at par.

Yardville Capital Trust III	March 2001	$6 million of 10.18% capital securities due June 8, 2031.	On or after June 8, 2011 at par plus a premium of up to 5.09%.

The PNC Financial Services Group, Inc. – Form 10-K    163

Trust	Date Formed	Description of Capital Securities	Redeemable
Sterling Financial Statutory Trust V	March 2007	$20 million due March 15, 2037 at a fixed rate of 7%. The fixed rate remained in effect until June 15, 2007 at which time the securities began paying a floating rate of 3-month LIBOR plus 165 basis points. The rate in effect at December 31, 2011 was 2.196%.	March 15, 2012 at par.

National City Capital Trust III	May 2007	$500 million due May 25, 2067 at a fixed rate of 6.625%. The fixed rate remains in effect until May 25, 2047 at which time the securities pay a floating rate of one-month LIBOR plus 212.63 basis points.	On or after May 25, 2012 at par.

National City Capital Trust IV	August 2007	$518 million due August 30, 2067 at a fixed rate of 8.00%. The fixed rate remains in effect until September 15, 2047 at which time the securities pay a floating rate of one-month LIBOR plus 348.7 basis points.	On or after August 30, 2012 at par.

National City Preferred Capital Trust I	January 2008	$500 million due December 10, 2043 at a fixed rate of 12.00%. The fixed rate remains in effect until December 10, 2012 at which time the interest rate resets to 3-month LIBOR plus 861 basis points.	On or after December 10, 2012 at par.

PNC Capital Trust E	February 2008	$450 million of 7.75% capital securities due March 15, 2068.	On or after March 15, 2013 at par.*
*	If we redeem or repurchase the trust preferred securities of, and the junior subordinated notes payable to, PNC Capital Trust E during the period from March 15, 2038 through March 15, 2048, we are subject to the terms of a replacement capital covenant requiring PNC to have received proceeds from the issuance of certain qualified securities prior to the redemption or repurchase, unless the replacement capital covenant has been terminated pursuant to its terms. As of December 31, 2011, the beneficiaries of this limitation are the holders of our $300 million of 6.125% Junior Subordinated Notes issued December 2003.

All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. In accordance with GAAP, the financial statements of the Trusts are not included in PNC’s consolidated financial statements.

At December 31, 2011, PNC’s junior subordinated debt with a carrying value of $2.4 billion represented debentures purchased and held as assets by the Trusts.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 21 Regulatory Matters. PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreements with Trust II and Trust III as described in the following Perpetual Trust Securities section and to other provisions similar to or in some ways more restrictive than those potentially imposed under those agreements. In September 2010, we redeemed all of the underlying capital securities of Sterling Financial Statutory Trust II, Yardville Capital Trusts II and IV, and James Monroe Statutory Trust II. The capital securities redeemed totaled $71 million. In October 2010, we redeemed all of the underlying capital securities of Yardville Capital Trust V. The capital securities redeemed totaled $10 million. In November 2011, we redeemed all of the underlying capital securities of National City Capital Trust II. The capital securities redeemed totaled $750 million.

Perpetual Trust Securities Summary

We have issued certain hybrid capital vehicles that currently qualify as capital for regulatory purposes.

Date	Entity (a)	Private Placement (b)	Rate	Trust Issuing Notes (c)
February 2008	PNC Preferred Funding LLC	$375 million	8.700%	PNC Preferred Funding Trust III (d)
March 2007	PNC Preferred Funding LLC	$500 million	6.113%	PNC Preferred Funding Trust II (e)
December 2006	PNC Preferred Funding LLC	$500 million	6.517%	PNC Preferred Funding Trust I (f)
(a)	PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on PNC’s Consolidated Balance Sheet.
(b)	Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities.
(c)	The trusts investments in the LLC’s preferred securities are characterized as a noncontrolling interest on our Consolidated Balance Sheet. This noncontrolling interest totaled approximately $1.3 billion at December 31, 2011.
(d)	Automatically exchangeable into a share of Series J Non-Cumulative Perpetual Preferred Stock of PNC.
(e)	Automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC (Series I Preferred Stock).
(f)	Automatically exchangeable into a share of Series F Non-Cumulative Perpetual Preferred Stock of PNC Bank, N.A. (PNC Bank Preferred Stock).

164    The PNC Financial Services Group, Inc. – Form 10-K

These Trust Securities are automatically exchangeable as set forth above under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

Summary of Replacement Capital Covenants of Perpetual Trust Securities

Replacement Capital Covenant (a)	Trust	Description of Capital Covenants
Trust I RCC	PNC Preferred Funding Trust I	Neither we nor our subsidiaries (other than PNC Bank, N.A. and its subsidiaries) would purchase the Trust Securities, the LLC Preferred Securities or the PNC Bank Preferred Stock unless such repurchases or redemptions are made from proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the Trust I RCC.

Trust II RCC	PNC Preferred Funding Trust II	Until March 29, 2017, neither we nor our subsidiaries would purchase or redeem the Trust II Securities, the LLC Preferred Securities or the Series I Preferred Stock unless such repurchases or redemptions are made from proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the Trust II RCC.
(a)	As of December 31, 2011, each of the Trust I RCC and the Trust II RCC are for the benefit of holders of our $200 million of Floating Rate Junior Subordinated Notes issued in June 1998.

Summary of Contractual Commitments of Perpetual Trust Securities

Trust	Description of Restrictions on Dividend Payments (c)
PNC Preferred Funding Trust I (a)	If full dividends are not paid in a dividend period, PNC Bank, N.A. nor its subsidiaries will declare or pay dividends or other distributions with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its equity capital securities during the next succeeding period (other than to holders of the LLC Preferred Securities and any parity equity securities issued by the LLC). (d)
PNC Preferred Funding Trust II (b)	If full dividends are not paid in a dividend period, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period. (e)
PNC Preferred Funding Trust III (b)	If full dividends are not paid in a dividend period, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period. (e)
(a)	Contractual commitments made by PNC Bank, N.A.
(b)	Contractual commitments made by PNC.
(c)	Applies to the applicable Trust Securities and the LLC Preferred Securities.
(d)	Except: (i) in the case of dividends payable to subsidiaries of PNC Bank, N.A., to PNC Bank, N.A. or another wholly-owned subsidiary of PNC Bank, N.A. or (ii) in the case of dividends payable to persons that are not subsidiaries of PNC Bank, N.A., to such persons only if, (A) in the case of a cash dividend, (PNC has first irrevocably committed to contribute amounts at least equal to such cash dividend or (B) in the case of in-kind dividends payable by PNC REIT Corp., PNC has committed to purchase such in-kind dividend from the applicable PNC REIT Corp. holders in exchange for a cash payment representing the market value of such in-kind dividend, and PNC has committed to contribute such in-kind dividend to PNC Bank, N.A.
(e)	Except for: (i) purchases, redemptions or other acquisitions of shares of capital stock of PNC in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) purchases of shares of common stock of PNC pursuant to a contractually binding requirement to buy stock existing prior to the commencement of the extension period, including under a contractually binding stock repurchase plan, (iii) any dividend in connection with the implementation of a shareholders’ rights plan, or the redemption or repurchase of any rights under any such plan, (iv) as a result of any exchange or conversion of any class or series of PNC’s capital stock for any other class or series of PNC’s capital stock, (v) the purchase of fractional interests in shares of PNC capital stock pursuant to the conversion or exchange provisions of such stock or the security being converted or exchanged or (vi) any stock dividends paid by PNC where the dividend stock is the same stock as that on which the dividend is being paid.

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

The PNC Financial Services Group, Inc. – Form 10-K    165

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows:

Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2011	2010	2011	2010	2011	2010
Accumulated benefit obligation at end of year	$4,095	$3,619	$289	$286
Projected benefit obligation at beginning of year	$3,803	$3,611	$290	$282	$393	$374
Service cost	94	102	4	3	7	5
Interest cost	196	203	13	14	19	20
Actuarial losses and changes in assumptions	304	92	15	11	(1)	20
Participant contributions					13	14
Federal Medicare subsidy on benefits paid					2	2
Early Retirement Reinsurance Program payments received					1
Benefits paid	(209)	(205)	(25)	(20)	(37)	(42)
Projected benefit obligation at end of year	$4,188	$3,803	$297	$290	$397	$393
Fair value of plan assets at beginning of year	$3,991	$3,721
Actual return on plan assets	23	475
Employer contribution			$25	$20	$22	$26
Participant contributions					13	14
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(209)	(205)	(25)	(20)	(37)	(42)
Fair value of plan assets at end of year	$3,805	$3,991
Funded status	$(383)	$188	$(297)	$(290)	$(397)	$(393)
Amounts recognized in the statement of financial positions
Noncurrent asset		188
Current liability			(30)	(33)	(34)	(35)
Noncurrent liability	(383)		(267)	(257)	(363)	(358)
Net amount recognized on the balance sheet	$(383)	$188	$(297)	$(290)	$(397)	$(393)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	$(39)	$(46)	$2	$2	$(11)	$(14)
Net actuarial loss	1,087	526	71	61	54	55
Amount recognized in AOCI	$1,048	$480	$73	$63	$43	$41

At December 31, 2011, the fair value of the qualified pension plan assets were less than both the accumulated benefit obligation and the projected benefit obligation. This is due to unfavorable 2011 investment returns, as well as an increase in obligations due to a drop in the discount rate. The nonqualified pension plan is unfunded. Contributions from us and, in the case of postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy as shown in the table.

The Early Retiree Reinsurance Program (ERRP) was established by the Patient Protection and Affordable Care Act.

Congress appropriated funding of $5 billion for this temporary ERRP to provide financial assistance to employers, unions, and state and local governments to help them maintain coverage for early retirees age 55 and older who are not yet eligible for Medicare, including their spouses, surviving spouses, and dependents. The ERRP ceased accepting applications after May 5, 2011. PNC submitted an application for reimbursement from the ERRP in 2011 for the 2010 and 2011 plan years. In 2011, PNC received reimbursement of $.6 million related to the 2010 plan year. The reimbursement for the 2011 plan year is not reflected in the above financial statements because the reimbursement of $.9 million was not approved until 2012. These reimbursements will be used to offset increases in the employer’s costs of maintaining coverage.

166    The PNC Financial Services Group, Inc. – Form 10-K

PNC PENSION PLAN ASSETS

Assets related to our qualified pension plan (the Plan) are held in trust (the Trust). Effective July 1, 2011, the trustee is The Bank of New York Mellon; prior to that date, the trustee was PNC Bank, National Association, (PNC Bank, N.A). The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the Code). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities and US government, agency, and corporate debt securities and real estate investments. Plan assets as of December 31, 2011 and 2010 include common stock of PNC. PNC Common Stock was $11 million and $12 million at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, this accounted for less than 1% of our total asset balance.

The Pension Plan Administrative Committee (the Committee) adopted a current Pension Plan Investment Policy Statement, including target allocations and allowable ranges, on August 13, 2008. On February 25, 2010, the Committee amended the investment policy to include a dynamic asset allocation approach and also updated target allocation ranges for certain asset categories. On March 1, 2011, the Committee amended the investment policy to update the target allocation ranges for certain asset categories.

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

The asset strategy allocations for the Trust at the end of 2011 and 2010, and the target allocation range at the end of 2011, by asset category, are as follows:

Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
PNC Pension Plan		2011	2010
Asset Category
Domestic Equity	20-40%	41%	40%
International Equity	10-25%	21%	21%
Private Equity	0-10%	3%	2%
Total Equity	40-70%	65%	63%
Domestic Fixed Income	20-40%	20%	24%
High Yield Fixed Income	0-15%	12%	10%
Total Fixed Income	20-55%	32%	34%
Real estate	0-10%	3%	3%
Other	0-5%	0%	0%
Total		100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total plan assets held as of December 31, 2011 for equity securities, fixed income securities, real estate and all other assets are 61%, 31%, 3%, and 5%, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-K    167

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

BlackRock receives compensation for providing investment management services. The Asset Management Group business segment also receives compensation for payor-related services, and received compensation for providing trustee/custodian services prior to July 1, 2011. Compensation for such services is paid by PNC and was not significant for 2011, 2010 or 2009. Non-affiliate service providers for the Trust are compensated from plan assets.

FAIR VALUE MEASUREMENTS

As further described in Note 8 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.

A description of the valuation methodologies used for assets measured at fair value follows. There have been no changes in the methodologies used at December 31, 2011 compared with those in place at December 31, 2010:

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

168    The PNC Financial Services Group, Inc. – Form 10-K

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2011 and 2010:

Pension Plan Assets – Fair Value Hierarchy

	Fair Value Measurements Using:
In millions	December 31 2011 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2	$2
Money market funds	137	135	$2
US government and agency securities	395	114	281
Corporate debt (a)	799		722	$77
Common stock	933	933
Preferred stock	13	9	2	2
Mutual funds	37		37
Interest in Collective Funds (b)	1,314		937	377
Limited partnerships	130			130
Other	45	2	16	27
Total	$3,805	$1,195	$1,997	$613

	Fair Value Measurements Using:
In millions	December 31 2010 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$5	$5
Money market funds	108		$108
US government and agency securities	518	267	251
Corporate debt (a)	916	8	555	$353
Common stock	1,153	652	501
Preferred Stock	42		42
Mutual funds	36		36
Interest in Collective Funds (b)	1,016		646	370
Limited partnerships	75			75
Other	122	14	77	31
Total	$3,991	$946	$2,216	$829
(a)	Corporate debt includes $106 million and $175 million of non-agency mortgage-backed securities as of December 31, 2011 and 2010, respectively.
(b)	The benefit plans own commingled funds that invest in equity and fixed income securities. The commingled funds that invest in equity securities seek to mirror the performance of the S&P 500 Index, Russell 3000 Index, Morgan Stanley Capital International ACWI X US Index, and the Dow Jones U.S. Select Real Estate Securities Index. The commingled fund that holds fixed income securities invests in domestic investment grade securities and seeks to mimic the performance of the Barclays Aggregate Bond Index.

The PNC Financial Services Group, Inc. – Form 10-K    169

The following summarizes changes in the fair value of the pension plan’s Level 3 assets during 2011 and 2010:

Rollforward of Pension Plan Level 3 Assets

In millions	Interest in Common Collective Funds	Corporate Debt	Limited Partnership	Other	Preferred Stock
January 1, 2011	$370	$353	$75	$31
Net realized gain on sale of investments	(1)	(9)	(6)	3
Net unrealized gain/(loss) on assets held at end of year	(19)	(12)	55	(4)	$(1)
Purchases	27	29	16	4	3
Sales		(184)	(10)	(7)
Transfers into Level 3		30
Transfers (from) Level 3		(130)
December 31, 2011	$377	$77	$130	$27	$2

In millions	Interest in Common Collective Funds	Corporate Debt	Limited Partnerships	Other
January 1, 2010	$57	$117	$62	$44
Net realized gain on sale of investments		37	6	4
Net unrealized gain/(loss) on assets held at end of year	99	(48)	3	(15)
Purchases, sales, issuances, and settlements (net)	214	214	4	1
Transfers into (from) Level 3		33		(3)
December 31, 2010	$370	$353	$75	$31

The following table provides information regarding our estimated future cash flows related to our various plans:

Estimated Cash Flows

	Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2012 employer contributions		$30	$36	$2
Estimated future benefit payments
2012	$251	$30	$36	$2
2013	263	30	33	2
2014	274	29	34	2
2015	282	27	34	2
2016	288	26	33	2
2017-2021	1,578	108	156	8

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. Although the plan is underfunded as of December 31, 2011, PNC’s required qualified pension contribution for 2012 is expected to be zero based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions.

170    The PNC Financial Services Group, Inc. – Form 10-K

The components of net periodic benefit cost/(income) and other amounts recognized in other comprehensive income were as follows.

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net periodic cost consists of:
Service cost	$94	$102	$90	$4	$3	$2	$7	$5	$4
Interest cost	196	203	206	13	14	15	19	20	21
Expected return on plan assets	(298)	(285)	(260)
Amortization of prior service cost	(8)	(8)	(2)				(3)	(3)	(5)
Amortization of actuarial losses	19	34	83	5	3	1
Net periodic cost	3	46	117	22	20	18	23	22	20
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year prior service cost/(credit)			(43)			2
Amortization of prior service credit	8	8	2				3	3	5
Current year actuarial loss/(gain)	579	(99)	(263)	15	11	24	(1)	21	21
Amortization of actuarial (loss)	(19)	(34)	(83)	(5)	(3)	(1)	(1)
Total recognized in OCI	568	(125)	(387)	10	8	25	1	24	26
Total recognized in net periodic cost and OCI	$571	$(79)	$(270)	$32	$28	$43	$24	$46	$46

The weighted-average assumptions used (as of the beginning of each year) to determine net periodic costs shown above were as follows:

Net Periodic Costs – Assumptions

	Net Periodic Cost Determination
Year ended December 31	2011	2010	2009
Discount rate
Qualified pension	5.20%	5.75%	6.05%
Nonqualified pension	4.80	5.15	5.90
Postretirement benefits	5.00	5.40	5.95
Rate of compensation increase (average)	4.00	4.00	4.00
Assumed health care cost trend rate
Initial trend	8.00	8.50	9.00
Ultimate trend	5.00	5.00	5.00
Year ultimate reached	2019	2014	2014
Expected long-term return on plan assets	7.75	8.00	8.25

The weighted-average assumptions used (as of the end of each year) to determine year-end obligations for pension and postretirement benefits were as follows:

Other Pension Assumptions

	At December 31
Year ended December 31	2011	2010
Discount rate
Qualified pension	4.60%	5.20%
Nonqualified pension	4.20	4.80
Postretirement benefits	4.40	5.00
Rate of compensation increase (average)	4.00	4.00
Assumed health care cost trend rate
Initial trend	8.00	8.00
Ultimate trend	5.00	5.00
Year ultimate reached	2019	2019

The discount rates are determined independently for each plan by comparing the expected future benefits that will be paid under each plan with yields available on high quality corporate bonds of similar duration. For this analysis, 10% of bonds with the highest yields and 40% with the lowest yields were removed from the bond universe.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. We review this assumption at each measurement date and adjust it if warranted. This assumption remains at 7.75% for determining 2012 net periodic cost.

The PNC Financial Services Group, Inc. – Form 10-K    171

The health care cost trend rate assumptions shown in the preceding tables relate only to the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Effect of One Percent Change in Assumed Health Care Cost

Year ended December 31, 2011 In millions	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on year-end benefit obligation	$13	$(13)

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI each December 31, with amortization of these amounts through net periodic benefit cost. The estimated amounts that will be amortized in 2012 are as follows:

Estimated Amortization of Unamortized Actuarial Gains and Losses – 2012

	2012 Estimate
Year ended December 31 In millions	Qualified Pension	Nonqualified Pension	Postretirement Benefits
Prior service (credit)	$(8)		$(3)
Net actuarial loss	88	$6	2
Total	$80	$6	$(1)

DEFINED CONTRIBUTION PLANS

We have a qualified defined contribution plan that covers all eligible PNC employees. Effective January 1, 2010, the employer matching contribution under the PNC Incentive Savings Plan was reduced from a maximum of 6% to 4% of a participant’s eligible compensation. Certain changes to the plan’s eligibility and vesting requirements also became effective January 1, 2010. Employees hired prior to January 1, 2010 became 100% vested immediately, while employees hired on or after January 1, 2010 become vested 100% after three years of service. Employee benefits expense related to defined contribution plans was $105 million in 2011, $90 million in 2010 and $136 million in 2009. We measure employee benefits expense as the fair value of the shares and cash contributed to the plan by PNC.

Under the PNC Incentive Savings Plan, employee contributions up to 4% of eligible compensation as defined by the plan are matched 100%, subject to Code limitations. PNC will contribute a minimum matching contribution of $2,000 to employees who contribute at least 4% of eligible compensation every pay period during the year . This amount is prorated for certain employees, including part-time employees and those who are eligible for the company match for less than a full year. Additionally, for participants who meet the annual deferral limit or the annual compensation limit before the end of a calendar year, PNC makes a true-up matching contribution to ensure that such participants receive the full company match available. The plan is a 401(k) Plan and includes a stock ownership (ESOP) feature. Employee contributions are invested in a number of mutual fund investment options available under the plan at the direction of the employee. Although employees were also historically permitted to direct the investment of their contributions into the PNC common stock fund, this fund was frozen to future investments of such contributions effective January 1, 2010. All shares of PNC common stock held by the plan are part of the ESOP. Employee contributions to the plan for 2010 and 2009 were matched primarily by shares of PNC common stock held in treasury or reserve, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Effective January 1, 2011, employer matching contributions are now made in cash.

Prior to July 1, 2010, PNC sponsored a separate qualified defined contribution plan that covered substantially all US-based GIS employees not covered by our plan. The plan was a 401(k) plan and included an ESOP feature. Under this plan, employee contributions of up to 6% of eligible compensation as defined by the plan were eligible to be matched annually based on GIS performance levels. Employee benefits expense for this plan was $6 million in 2010, and $8 million in 2009. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan. As described in Note 2 Divestiture, on July 1, 2010 we sold GIS. Plan assets of $239 million were transferred to The Bank of New York Mellon Corporation 401(k) Savings Plan on that date. Prior to July 1, 2010, the Plan continued to operate under the provisions of the original plan document, as amended.

We also maintain a nonqualified supplemental savings plan for certain employees, known as The PNC Supplemental Incentive Savings Plan. Effective January 1, 2010, the employer match was discontinued in that plan. Effective January 1, 2012, the Supplemental Incentive Savings Plan was frozen to new participants and for any deferrals of amounts earned on or after such date. It was replaced by a new plan called the Deferred Compensation and Incentive Plan.

NOTE 15 STOCK BASED COMPENSATION PLANS

We have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of December 31, 2011, no stock appreciation rights were outstanding. Total compensation expense recognized related to all share-based payment arrangements during 2011, 2010 and 2009 was approximately $103 million, $107 million and $93 million, respectively.

172    The PNC Financial Services Group, Inc. – Form 10-K

NONQUALIFIED STOCK OPTIONS

Options are granted at exercise prices not less than the market value of common stock on the grant date. Generally, options become exercisable in installments after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option exercise price may be in cash or by surrendering shares of common stock at market value on the exercise date. The exercise price may be paid in previously owned shares.

Generally, options granted under the Incentive Plans vest ratably over a three-year period as long as the grantee remains an employee or, in certain cases, retires from PNC. In accordance with FASB ASC 718, Stock Compensation, we recognize compensation expense for options granted to retirement-eligible employees during the first twelve months subsequent to the grant, in accordance with the service period provisions of the options.

OPTION PRICING ASSUMPTIONS

For purposes of computing stock option expense, we estimated the fair value of stock options primarily by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are subjective.

We used the following assumptions in the option pricing models to determine 2011, 2010 and 2009 option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•

The dividend yield typically represents average yields over the previous three-year period, however starting with the grants made after the first quarter of 2009, we used a yield indicative of our currently reduced dividend rate,

•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted-average of historical option activity.

Option Pricing Assumptions

Weighted-average for the year ended December 31	2011	2010	2009
Risk-free interest rate	2.8%	2.9%	1.9%
Dividend yield	0.6	0.7	3.5
Volatility	34.7	32.7	27.3
Expected life	5.9 yrs.	6.0 yrs.	5.6 yrs.
Grant date fair value	$22.82	$19.54	$5.73

Stock Option Rollforward – 2011

	PNC		PNC Options Converted From National City		Total
Year ended December 31, 2011 In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1	19,825	$56.36	1,214	$678.09	21,039	$92.25
Granted	833	64.04			833	64.04
Exercised	(769)	53.78			(769)	53.78
Cancelled	(2,399)	73.58	(265)	655.54	(2,664)	131.52
Outstanding, December 31	17,490	$54.48	949	$684.40	18,439	$86.90	5.3 years	$126,535
Vested and expected to vest, December 31 (a)	17,311	$54.55	949	$684.40	18,260	$87.29	5.3 years	$124,339
Exercisable, December 31	11,388	$57.87	949	$684.40	12,337	$106.08	4.2 years	$53,567
(a)	Adjusted for estimated forfeitures on unvested options.

To determine stock-based compensation expense, the grant-date fair value is applied to the options granted with a reduction for estimated forfeitures. We recognize compensation expense for stock options on a straight-line basis over the pro rata vesting period.

At December 31, 2010 and 2009, options for 13,397,000 and 12,722,000 shares of common stock, respectively, were exercisable at a weighted-average price of $118.21 and $132.52, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $4 million, $5 million and $1 million, respectively.

Cash received from option exercises under all Incentive Plans for 2011, 2010 and 2009 was approximately $41 million, $15 million and $5 million, respectively. The actual tax benefit realized for tax deduction purposes from option exercises under all Incentive Plans for 2011, 2010 and 2009 was approximately $14 million, $5 million and $2 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-K    173

There were no options granted in excess of market value in 2011, 2010 or 2009. Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were 33,775,543 at December 31, 2011. Total shares of PNC common stock authorized for future issuance under equity compensation plans totaled 35,304,422 shares at December 31, 2011, which includes shares available for issuance under the Incentive Plans and the Employee Stock Purchase Plan (ESPP) as described below.

During 2011, we issued 731,336 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.

Awards granted to non-employee directors in 2011, 2010 and 2009 include 27,090, 29,040, and 39,552 deferred stock units, respectively, awarded under the Outside Directors Deferred Stock Unit Plan. A deferred stock unit is a phantom share of our common stock, which requires liability accounting treatment until such awards are paid to the participants as cash. As there are no vesting or service requirements on these awards, total compensation expense is recognized in full on awarded deferred stock units on the date of grant.

INCENTIVE/PERFORMANCE UNIT SHARE AWARDS AND RESTRICTED STOCK/UNIT AWARDS

The fair value of nonvested incentive/performance unit share awards and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock price on the date of grant. The value of certain incentive/performance unit share awards is subsequently remeasured based on the achievement of one or more financial and other performance goals generally over a three-year period. The Personnel and Compensation Committee of the Board of Directors approves the final award payout with respect to incentive/performance unit share awards. Restricted stock/unit awards have various vesting periods generally ranging from 36 months to 60 months.

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

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards granted in 2011, 2010 and 2009 was $63.25, $54.59 and $41.16 per share, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.

Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
December 31, 2010	363	$56.40	2,250	$49.95
Granted	623	64.21	1,059	62.68
Vested	(156)	59.54	(706)	51.27
Forfeited			(91)	52.24
December 31, 2011	830	$61.68	2,512	$54.87

In the chart above, the unit shares and related weighted-average grant-date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At December 31, 2011, there was $61 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years. The total fair value of incentive/performance unit share and restricted stock/unit awards vested during 2011, 2010 and 2009 was approximately $52 million, $39 million and $47 million, respectively.

LIABILITY AWARDS

We grant annually cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of December 31, 2011, there were 753,203 of these cash-payable restricted share units outstanding.

174    The PNC Financial Services Group, Inc. – Form 10-K

A summary of all nonvested, cash-payable restricted share unit activity follows:

Nonvested Cash-Payable Restricted Share Units – Rollforward

In thousands	Nonvested Cash- Payable Restricted Share Units	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,112
Granted	525
Vested	(547)
Forfeited	(38)
Outstanding at December 31, 2011	1,052	$60,688

The total of all share-based liability awards paid out during 2011, 2010 and 2009 was approximately $34 million, $9 million and $2 million, respectively.

EMPLOYEE STOCK PURCHASE PLAN

As of December 31, 2011, our ESPP had approximately 1.5 million shares available for issuance. Full-time employees with six months and part-time employees with 12 months of continuous employment with a participating PNC entity are eligible to participate in the ESPP at the commencement of the next six-month offering period. Eligible participants may purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. No charge to earnings is recorded with respect to the ESPP.

Employee Stock Purchase Plan – Summary

Year ended December 31	Shares Issued	Purchase Price Per Share
2011	165,408	$56.63 and $54.79
2010	147,177	53.68 and 57.68
2009	158,536	36.87 and 50.15

BLACKROCK LTIP AND EXCHANGE AGREEMENTS

BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, PNC agreed to transfer up to 4 million shares of BlackRock common stock to partially fund a portion of the 2002 LTIP program and future LTIP programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. As of December 31, 2010, approximately 1.1 million shares of BlackRock common stock had been transferred by PNC and distributed to LTIP participants in connection with the 2002 LTIP program.

In 2007, BlackRock also granted awards under an LTIP program. BlackRock achieved the earnings performance goals required by these awards and the awards vested on September 29, 2011. On that date, PNC transferred approximately 1.3 million shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. Upon transfer, Other assets and Other liabilities on our Consolidated Balance Sheet were reduced by $172 million, representing the fair value of the shares transferred.

At December 31, 2011, approximately 1.5 million shares of BlackRock Series C Preferred Stock were available to fund a portion of awards under future BlackRock LTIP programs.

As previously reported, PNC entered into an Exchange Agreement with BlackRock on December 26, 2008. Also on December 26, 2008, BlackRock entered into an Exchange Agreement with Merrill Lynch in anticipation of the consummation of the merger of Bank of America Corporation and Merrill Lynch that occurred on January 1, 2009. The PNC and Merrill Lynch Exchange Agreements restructured PNC’s and Merrill Lynch’s respective ownership of BlackRock common and preferred equity. The transactions that resulted from our agreement restructured PNC’s ownership of BlackRock equity without altering, to any meaningful extent, PNC’s economic interest in BlackRock. PNC continues to be subject to the limitations on its voting rights in its existing agreements with BlackRock.

The exchange contemplated by these agreements was completed on February 27, 2009. On that date, PNC’s obligation to deliver its BlackRock common shares to BlackRock under LTIP programs was also replaced with an obligation to deliver shares of BlackRock’s Series C Preferred Stock as part of the exchange agreement. PNC acquired 2.9 million shares of Series C Preferred Stock from BlackRock in exchange for common shares.

PNC’s noninterest income in 2009 included a pretax gain of $98 million related to our BlackRock LTIP shares obligation. This gain represented the mark-to-market adjustment related to our remaining BlackRock LTIP common shares obligation and resulted from the decrease in the market value of BlackRock common shares in 2009 prior to the February 27, 2009 exchange.

PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8 Fair Value.

NOTE 16 FINANCIAL DERIVATIVES

We use derivative financial instruments (derivatives) primarily to help manage exposure to interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. We also enter into derivatives with customers to facilitate their risk management activities.

The PNC Financial Services Group, Inc. – Form 10-K    175

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and it is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate (commonly LIBOR), security price, credit spread or other index. Residential and commercial real estate loan commitments associated with loans to be sold also qualify as derivative instruments.

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

DERIVATIVES DESIGNATED IN HEDGE RELATIONSHIPS

Certain derivatives used to manage interest rate risk as part of our asset and liability risk management activities are designated as accounting hedges under GAAP. Derivatives hedging the risks associated with changes in the fair value of assets or liabilities are considered fair value hedges, derivatives hedging the variability of expected future cash flows are considered cash flow hedges, and derivatives hedging a net investment in a foreign subsidiary are considered net investment hedges. Designating derivatives as accounting hedges allows for gains and losses on those derivatives, to the extent effective, to be recognized in the income statement in the same period the hedged items affect earnings.

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

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $17 million for 2011 compared with net losses of $31 million for 2010 and net losses of $43 million for 2009.

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loan interest payments from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow December 31, 2011, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income net derivative gains of $382 million pretax, or $248 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2011. The maximum length of time over which forecasted loan cash flows are hedged is 9 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow December 31, 2011, we expect to reclassify from the amount currently reported in Accumulated other comprehensive loss, net derivative gains of $72 million pretax, or $47 million after-tax, as adjustments of yield on investment securities. The maximum length of time we are hedging forecasted purchases is four months. There were no amounts in Accumulated other comprehensive income related to the forecasted sale of securities at December 31, 2011.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During 2011 and 2010, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur. The amount of cash flow hedge ineffectiveness recognized in income for 2011 and 2010 was not material to PNC’s results of operations.

176    The PNC Financial Services Group, Inc. – Form 10-K

Net Investment Hedges

We enter into foreign currency forward contracts to hedge non-U.S. Dollar (USD) net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness.

At December 31, 2011, there was no net investment hedge ineffectiveness and the loss recognized in Accumulated other comprehensive income was less than $1 million to PNC’s results of operations.

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

Our residential mortgage banking activities consist of originating, selling and servicing mortgage loans. Residential mortgage loans that will be sold in the secondary market, and the related loan commitments, which are considered derivatives, are accounted for at fair value. Changes in the fair value of the loans and commitments due to interest rate risk are hedged with forward loan sale contracts as well as US Treasury and Eurodollar futures and options. Gains and losses on the loans and commitments held for sale and the derivatives used to economically hedge them are included in residential mortgage noninterest income on the Consolidated Income Statement.

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

Certain commercial mortgage loans are also sold into the secondary market as part of our commercial mortgage banking activities and the loans, and the related loan commitments, which are considered derivatives, are accounted for at fair value. Derivatives used to economically hedge these loans and commitments from changes in fair value due to interest rate risk and credit risk include forward loan sale contracts, interest rate swaps, and credit default swaps. Gains and losses on the commitments, loans and derivatives are included in Other noninterest income.

The residential and commercial loan commitments associated with loans to be sold which are accounted for as derivatives are valued based on the estimated fair value of the underlying loan and the probability that the loan will fund within the terms of the commitment. The fair value also takes into account the fair value of the embedded servicing right.

We offer derivatives to our customers in connection with their risk management needs. These derivatives primarily consist of interest rate swaps, interest rate caps, floors, swaptions, foreign exchange contracts, and equity contracts. We primarily manage our market risk exposure from customer transactions by entering into a variety of hedging transactions with third-party dealers. Gains and losses on customer-related derivatives are included in Other noninterest income.

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

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. At December 31, 2011, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $6 million compared with $15 million at December 31, 2010. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

The PNC Financial Services Group, Inc. – Form 10-K    177

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At December 31, 2011, we held cash, US government securities and mortgage-backed securities totaling $1.2 billion under these agreements. We pledged cash and US government securities of $851 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2011 was $1.1 billion for which PNC had posted collateral of $845 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2011, would be an additional $271 million.

178    The PNC Financial Services Group, Inc. – Form 10-K

Derivatives Total Notional or Contractual Amounts and Estimated Net Fair Values

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$16,542	$572	$13,635	$377	$93		$3,167	$53
Fair value hedges	10,476	1,316	9,878	878	1,797	$116	1,594	32
Foreign exchange contracts:
Net investment hedge					326
Total derivatives designated as hedging instruments	$27,018	$1,888	$23,513	$1,255	$2,216	$116	$4,761	$85
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing Interest rate contracts	$122,395	$3,390	$112,236	$1,490	$63,226	$2,854	$66,476	$1,419
Loan sales Interest rate contracts	7,394	68	11,765	119	3,976	39	3,585	31
Subtotal	$129,789	$3,458	$124,001	$1,609	$67,202	$2,893	$70,061	$1,450
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$1,476	$54	$1,159	$75	$1,149	$80	$1,813	$111
Credit contracts:
Credit default swaps	95	5	210	8
Subtotal	$1,571	$59	$1,369	$83	$1,149	$80	$1,813	$111
Derivatives used for customer-related activities:
Interest rate contracts	$73,751	$3,804	$54,060	$2,611	$68,981	$3,943	$49,619	$2,703
Foreign exchange contracts	6,088	231	3,659	149	5,832	222	4,254	155
Equity contracts	118	5	195	16	66	8	139	19
Credit contracts:
Risk participation agreements	1,691	6	1,371	5	1,568	5	1,367	2
Subtotal	$81,648	$4,046	$59,285	$2,781	$76,447	$4,178	$55,379	$2,879
Derivatives used for other risk management activities:
Interest rate contracts	$2,190	$6	$3,420	$20	$1,479	$39	$1,099	$9
Foreign exchange contracts					25	4	32	4
Credit contracts:
Credit default swaps	209	6	376	9			175	1
Other contracts (c)					386	296	209	396
Subtotal	$2,399	$12	$3,796	$29	$1,890	$339	$1,515	$410
Total derivatives not designated as hedging instruments	$215,407	$7,575	$188,451	$4,502	$146,688	$7,490	$128,768	$4,850
Total Gross Derivatives	$242,425	$9,463	$211,964	$5,757	$148,904	$7,606	$133,529	$4,935
Less: Legally enforceable master netting agreements		6,052		3,203		6,052		3,203
Less: Cash collateral		1,051		659		843		674
Total Net Derivatives		$2,360		$1,895		$711		$1,058

(a)	Included in Other Assets on our Consolidated Balance Sheet.
(b)	Included in Other Liabilities on our Consolidated Balance Sheet.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and other contracts.

The PNC Financial Services Group, Inc. – Form 10-K    179

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			December 31, 2011		December 31, 2010
Year ended In millions			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$(153)	$162	$9	$(14)
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(23)	23	(1)	(1)
Interest rate contracts	Federal Home Loan Bank borrowings	Borrowed funds (interest expense)			(66)	64
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	214	(229)	190	(218)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	265	(276)	146	(140)
Total			$303	$(320)	$278	$(309)

Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Year ended In millions	Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Location	Amount	Location	Amount
December 31, 2011 Interest rate contracts	$805	Interest income	$455	Interest income
		Noninterest income	43
December 31, 2010 Interest rate contracts	$948	Interest income	$339	Interest income
		Noninterest income	48

180    The PNC Financial Services Group, Inc. – Form 10-K

Gains (losses) on derivative instruments not designated in hedge relationships:

Derivatives Not Designated as Hedging Instruments under GAAP

	Year ended December 31
In millions	2011	2010
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$571	$440
Loan sales
Interest rate contracts	54	(81)
Gains (losses) included in residential mortgage banking activities (a)	$625	$359
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$5	$(63)
Credit contracts	6	(22)
Gains (losses) from commercial mortgage banking activities (b)	$11	$(85)
Derivatives used for customer-related activities:
Interest rate contracts	$78	$16
Foreign exchange contracts	104	44
Equity contracts	(3)	(2)
Credit contracts	2
Gains (losses) from customer-related activities (b)	$181	$58
Derivatives used for other risk management activities:
Interest rate contracts	$(43)	$(9)
Foreign exchange contracts	(2)	(6)
Credit contracts	(1)	4
Other contracts (c)	11	86
Gains (losses) from other risk management activities (b)	$(35)	$75
Total gains (losses) from derivatives not designated as hedging instruments	$782	$407

(a)	Included in residential mortgage noninterest income.
(b)	Included in other noninterest income.
(c)	Relates to BlackRock LTIP and other contracts.

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

Credit Default Swaps

	December 31, 2011			December 31, 2010
Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years
Credit Default Swaps – Sold
Single name	$45	$2	1.8	$45	$4	2.8
Index traded	49		2.0	189	2	2.0
Total	$94	$2	1.9	$234	$6	2.2
Credit Default Swaps – Purchased
Single name	$150	$5	3.8	$317	$2	2.6
Index traded	60	4	37.2	210	8	38.8
Total	$210	$9	13.3	$527	$10	17.0
Total	$304	$11	9.8	$761	$16	12.5

The PNC Financial Services Group, Inc. – Form 10-K    181

The notional amount of these credit default swaps by credit rating follows:

Credit Ratings of Credit Default Swaps

Dollars in millions	December 31 2011	December 31 2010
Credit Default Swaps – Sold
Investment grade (a)	$84	$220
Subinvestment grade (b)	10	14
Total	$94	$234
Credit Default Swaps – Purchased
Investment grade (a)	$145	$385
Subinvestment grade (b)	65	142
Total	$210	$527
Total	$304	$761
(a)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(b)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
December 31, 2011	59%	20%	21%
December 31, 2010	62%	28%	10%

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all referenced underlyings experience a credit event at a total loss, without recoveries, was $94 million at December 31, 2011 and $234 million at December 31, 2010.

Risk Participation Agreements

We have sold risk participation agreements with terms ranging from less than 1 year to 25 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years
December 31, 2011	$1,568	$(5)	7.5
December 31, 2010	$1,367	$(2)	2.0

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Internal Credit Ratings of Risk Participation Agreements Sold

	December 31, 2011	December 31, 2010
Pass (a)	99%	95%
Below pass (b)	1%	5%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at December 31, 2011, the exposure from these agreements would be $145 million based on the fair value of the underlying swaps, compared with $49 million at December 31, 2010.

182    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 17 EARNINGS PER SHARE

BASIC AND DILUTED EARNINGS PER COMMON SHARE

In millions, except per share data	2011	2010	2009
Basic
Net income from continuing operations	$3,071	$3,024	$2,358
Less:
Net income (loss) attributable to noncontrolling interests	15	(15)	(44)
Dividends distributed to common shareholders	602	203	428
Dividends distributed to preferred shareholders	56	146	388
Dividends distributed to nonvested restricted shares	2	1	1
Preferred stock discount accretion and redemptions	2	255	56
Undistributed net income from continuing operations	$2,394	$2,434	$1,529
Undistributed net income from discontinued operations		373	45
Undistributed net income	$2,394	$2,807	$1,574
Percentage of undistributed income allocated to common shares (a)	99.58%	99.64%	99.68%
Undistributed income from continuing operations allocated to common shares	$2,384	$2,425	$1,524
Plus: common dividends	602	203	428
Net income from continuing operations attributable to basic common shares	$2,986	$2,628	$1,952
Net income from discontinued operations attributable to common shares		372	45
Net income attributable to basic common shares	$2,986	$3,000	$1,997
Basic weighted-average common shares outstanding	524	517	454
Basic earnings per common share from continuing operations	$5.70	$5.08	$4.30
Basic earnings per common share from discontinued operations		.72	0.10
Basic earnings per common share	$5.70	$5.80	$4.40
Diluted
Net income from continuing operations attributable to basic common shares	$2,986	$2,628	$1,952
Less: BlackRock common stock equivalents	19	17	15
Net income from continuing operations attributable to diluted common shares	$2,967	$2,611	$1,937
Net income from discontinued operations attributable to common shares		372	45
Net income attributable to diluted common shares	$2,967	$2,983	$1,982
Basic weighted-average common shares outstanding	524	517	454
Dilutive potential common shares (b) (c)	2	3	1
Diluted weighted-average common shares outstanding	526	520	455
Diluted earnings per common share from continuing operations	$5.64	$5.02	$4.26
Diluted earnings per common share from discontinued operations		.72	0.10
Diluted earnings per common share	$5.64	$5.74	$4.36
(a) Excludes unvested shares issued for Restricted Stock plans
(b) Excludes stock options considered to be anti-dilutive	8	11	15
(c) Excludes warrants considered to be anti-dilutive	17	22	22

The PNC Financial Services Group, Inc. – Form 10-K    183

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

PREFERRED STOCK

Information related to preferred stock is as follows:

Preferred Stock – Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2011	2010
Authorized
$1 par value		16,588	16,588
Issued and outstanding
Series B	$40	1	1
Series K	10,000	50	50
Series L	100,000	2	2
Series O	100,000	10
Total issued and outstanding		63	53

Our Series B preferred stock is cumulative and is not redeemable at our option. Annual dividends on Series B preferred stock total $1.80 per share. Holders of Series B preferred stock are entitled to 8 votes per share, which is equal to the number of full shares of common stock into which the Series B Preferred Stock is convertible.

Our Series K preferred stock was issued in May 2008 in connection with our issuance of $500 million of Depositary Shares, each representing a fractional interest in a share of the Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series K. Dividends are payable if and when declared each May 21 and November 21 until May 21, 2013. After that date, dividends will be payable each 21st of August, November, February and May. Dividends will be paid at a rate of 8.25% prior to May 21, 2013 and at a rate of three-month LIBOR plus 422 basis points beginning May 21, 2013. The Series K preferred stock is redeemable at our option on or after May 21, 2013.

Our 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L was issued in connection with the National City transaction in exchange for National City’s Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F. Dividends on the Series L preferred stock are payable if and when declared each 1st of February, May,

August and November. Dividends will be paid at a rate of 9.875% prior to February 1, 2013 and at a rate of three-month LIBOR plus 633 basis points beginning February 1, 2013. The Series L is redeemable at PNC’s option, subject to Federal Reserve approval, if then applicable, on or after February 1, 2013 at a redemption price per share equal to the liquidation preference plus any declared but unpaid dividends.

Our Series O preferred stock was issued on July 27, 2011, when we issued one million depositary shares, each representing a 1/100th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O for gross proceeds before commissions and expenses of $1 billion. Dividends are payable when, as, and if declared by our board of directors or an authorized committee of our board, semi-annually on February 1 and August 1 of each year until August 1, 2021 at a rate of 6.75%. After that date, dividends will be payable on February 1, May 1, August 1 and November 1 of each year beginning on November 1, 2021 at a rate of three-month LIBOR plus 3.678% per annum. The Series O preferred stock is redeemable at our option on or after August 1, 2021 and at our option within 90 days of a regulatory capital treatment event as defined in the designations.

We have authorized but unissued Series H, I, J and M preferred stock. As described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities, under the terms of two of the hybrid capital vehicles we issued that currently qualify as capital for regulatory purposes (the Trust II Securities and the Trust III Securities), these Trust Securities are automatically exchangeable into shares of PNC preferred stock (Series I and Series J, respectively) in each case under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency. The Series preferred stock of PNC REIT Corp. is also automatically exchangeable under similar conditions into shares of PNC Series H preferred stock.

As a part of the National City transaction, we established the PNC Non-Cumulative Perpetual Preferred Stock, Series M, which mirrors in all material respects the former National City Non-Cumulative Perpetual Preferred Stock, Series E. PNC has designated 5,751 preferred shares, liquidation value $100,000 per share, for this series. No shares have yet been issued; however, National City issued stock purchase contracts for 5,001 shares of its Series E Preferred Stock (now replaced by the PNC Series M as part of the National City transaction) to the National City Preferred Capital Trust I in connection with the issuance by that Trust of $500 million of 12.000% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities (the Normal APEX Securities) in January 2008 by the Trust. It is expected that the Trust will purchase 5,001 of the Series M preferred shares pursuant to these stock purchase contracts on December 10, 2012 or on an earlier date and possibly as late as December 10, 2013. The Trust has

184    The PNC Financial Services Group, Inc. – Form 10-K

pledged the $500,100,000 principal amount of National City 8.729% Junior Subordinated Notes due 2043 held by the Trust and their proceeds to secure this purchase obligation.

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

The replacement capital covenants with respect to the Normal APEX Securities, our Series M shares and our 6,000,000 of Depositary Shares (each representing 1/4000th of an interest in a share of our 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L) were terminated on November 5, 2010 as a result of a successful consent solicitation.

After receiving all required approvals, on February 10, 2010, we redeemed all 75,792 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series N that had been issued on December 31, 2008 to the US Treasury under the US Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.

In connection with the redemption of the Series N Preferred Stock, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock, recorded a corresponding reduction in retained earnings of $250 million during the first quarter of 2010 and paid dividends of $89 million to the US Treasury. This resulted in a noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share.

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

WARRANTS

We have outstanding 16,885,192 warrants, each to purchase one share of PNC common stock at an exercise price of $67.33 per share. These warrants were sold by the US Treasury in a secondary public offering that closed on May 5, 2010 after the US Treasury exchanged its TARP Warrant (issued on December 31, 2008 under the TARP Capital Purchase Program in relation to the Series N preferred stock referred to above) for 16,885,192 warrants. These warrants expire December 31, 2018.

FORMER NATIONAL CITY WARRANTS

28,022 warrants issued by National City that converted into warrants to purchase PNC common stock expired over the period June 15, 2011 through July 15, 2011, and 28,023 of such warrants expired over the period July 18, 2011 through October 20, 2011. The strike price of these warrants was $750 per share. PNC reserved 5.0 million shares for issuance pursuant to the warrants and has cancelled this reserve in February 2012.

OTHER SHAREHOLDERS’ EQUITY MATTERS

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 379,459 shares in 2011, 149,088 shares in 2010 and 534,515 shares in 2009.

At December 31, 2011, we had reserved approximately 118.3 million common shares to be issued in connection with certain stock plans and the conversion of certain debt and equity securities.

Effective October 4, 2007, our Board of Directors approved a stock repurchase program to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. A maximum of 24.710 million shares remained available for repurchase under this program at December 31, 2011. This program will remain in effect until fully utilized or until modified, superseded or terminated. We did not repurchase any shares during 2011, 2010 or 2009 under this program.

The PNC Financial Services Group, Inc. – Form 10-K    185

NOTE 19 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized securities gains (losses) and net OTTI losses on debt securities
Balance at December 31, 2008			$(3,626)
2009 activity
Decrease in net unrealized losses for non-OTTI securities	$5,075	$(1,863)	3,212
Less: net gains realized in net income	550	(204)	346
Net unrealized securities gains on non-OTTI securities	4,525	(1,659)	2,866
Cumulative effect of adopting FASB ASC 320-10	(174)	64	(110)
Net increase in OTTI losses on debt securities	(1,699)	630	(1,069)
Less: Net OTTI losses realized in net income	(577)	214	(363)
Net unrealized losses on OTTI securities	(1,296)	480	(816)
Balance at December 31, 2009			(1,576)
2010 activity
Cumulative effect of adopting FASB ASU 2009-17, Consolidations	(20)	7	(13)
Decrease in net unrealized losses for non-OTTI securities	1,803	(665)	1,138
Less: net gains realized in net income	426	(156)	270
Net unrealized gains on non-OTTI securities	1,377	(509)	868
Net increase in OTTI losses on debt securities	(50)	14	(36)
Less: Net OTTI losses realized in net income	(325)	119	(206)
Net unrealized gains on OTTI securities	275	(105)	170
Balance at December 31, 2010			(551)
2011 activity
Decrease in net unrealized gains for non-OTTI securities	1,232	(451)	781
Less: net gains realized in net income	284	(104)	180
Net unrealized gains on non-OTTI securities	948	(347)	601
Net increase in OTTI losses on debt securities	(331)	121	(210)
Less: Net losses realized on sales of securities	(34)	12	(22)
Less: OTTI losses realized in net income	(152)	56	(96)
Net unrealized losses on OTTI securities	(145)	53	(92)
Balance at December 31, 2011			$(42)

	Pretax	Tax	After-tax
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2008			$374
2009 activity
Decrease in net unrealized gains on cash flow hedge derivatives	$(12)	$4	(8)
Less: net gains realized in net income	317	(117)	200
Net unrealized losses on cash flow hedge derivatives	(329)	121	(208)
Balance at December 31, 2009			166
2010 activity
Increase in net unrealized gains on cash flow hedge derivatives	948	(347)	601
Less: net gains realized in net income	387	(142)	245
Net unrealized gains on cash flow hedge derivatives	561	(205)	356
Balance at December 31, 2010			522
2011 activity
Increase in net unrealized gains on cash flow hedge derivatives	805	(294)	511
Less: net gains realized in net income	498	(182)	316
Net unrealized gains on cash flow hedge derivatives	307	(112)	195
Balance at December 31, 2011			$717

186    The PNC Financial Services Group, Inc. – Form 10-K

	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2008			$(667)
2009 Activity	$198	$(73)	125
Balance at December 31, 2009			(542)
2010 Activity	260	(98)	162
Balance at December 31, 2010			(380)
2011 Activity	(593)	218	(375)
Balance at December 31, 2011			$(755)
Other (a)
Balance at December 31, 2008			$(30)
2009 Activity
Foreign currency translation adj.	$48	$(17)	31
BlackRock deferred tax adj.		(13)	(13)
SBA I/O strip valuation adj.	3	(1)	2
Total 2009 activity	51	(31)	20
Balance at December 31, 2009			(10)
2010 Activity
Foreign currency translation adj.	(18)	6	(12)
BlackRock deferred tax adj.		1	1
SBA I/O strip valuation adj.	(2)	1	(1)
Total 2010 activity	(20)	8	(12)
Balance at December 31, 2010			(22)
2011 Activity
Foreign currency translation adj.	(4)	1	(3)
Total 2011 activity	(4)	1	(3)
Balance at December 31, 2011			$(25)
(a)	Consists of foreign currency translation adjustments, deferred tax adjustments on BlackRock’s other comprehensive income, and for 2010 and 2009, interest-only strip valuation adjustments.

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

Accumulated Other Comprehensive Income (Loss) Components

December 31 - In millions	2011	2010
Net unrealized securities gains	$696	$95
OTTI losses on debt securities	(738)	(646)
Net unrealized gains on cash flow hedge derivatives	717	522
Pension and other postretirement benefit plan adjustments	(755)	(380)
Other, net	(25)	(22)
Accumulated other comprehensive income (loss)	$(105)	$(431)

NOTE 20 INCOME TAXES

The components of income taxes from continuing operations are as follows:

Income Taxes from Continuing Operations

Year ended December 31 In millions	2011	2010	2009
Current
Federal	$191	$(207)	$(109)
State	(33)	43	46
Total current	158	(164)	(63)
Deferred
Federal	783	1,193	912
State	57	8	18
Total deferred	840	1,201	930
Total	$998	$1,037	$867

Significant components of deferred tax assets and liabilities are as follows:

Deferred Tax Assets and Liabilities

December 31 - in millions	2011	2010
Deferred tax assets
Allowance for loan and lease losses	$1,896	$1,912
Net unrealized securities losses	25	320
Compensation and benefits	677	595
Unrealized losses on loans	7	402
Loss and credit carryforward	243	145
Other	1,030	1,422
Total gross deferred tax assets	3,878	4,796
Valuation allowance	(14)	(21)
Total deferred tax assets	3,864	4,775
Deferred tax liabilities
Leasing	1,150	1,153
Goodwill and intangibles	431	399
Mortgage servicing rights	162	355
BlackRock basis difference	1,736	1,750
Other	1,523	1,277
Total deferred tax liabilities	5,002	4,934
Net deferred tax liability	$1,138	$159

The PNC Financial Services Group, Inc. – Form 10-K    187

A reconciliation between the statutory and effective tax rates follows:

Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes net of federal benefit	.4	.8	1.2
Tax-exempt interest	(1.7)	(1.3)	(1.2)
Life insurance	(2.0)	(1.8)	(1.9)
Dividend received deduction	(1.6)	(1.4)	(1.2)
Tax credits	(5.1)	(4.3)	(5.4)
IRS letter ruling and settlements		(2.5)
Other	(.5)	1.0	.4
Effective tax rate	24.5%	25.5%	26.9%

The net operating loss carryforwards at December 31, 2011 and 2010 follow:

Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	December 31 2011	December 31 2010
Net Operating Loss Carryforwards:
Federal	$30	$54
State	1,460	1,600
Valuation allowance – State	14	21
Tax Credit Carryforwards:
Federal	$112
State	3

The federal net operating loss carryforwards expire from 2027 to 2028. The state net operating loss carryforwards will expire from 2012 to 2031. The majority of the tax credit carryforwards expire in 2031.

At December 31, 2011 and 2010, there were no undistributed earnings of non-US subsidiaries for which deferred US income taxes had not been provided.

Retained earnings at both December 31, 2011 and 2010 included $117 million in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

We had unrecognized tax benefits of $209 million at December 31, 2011 and $238 million at December 31, 2010. At December 31, 2011, $100 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

A reconciliation of the beginning and ending balance of the liability for unrecognized tax benefits is as follows:

Changes in Liability for Unrecognized Tax Benefits

In millions	2011	2010	2009
Balance of gross unrecognized tax benefits at January 1	$238	$227	$257
Increases:
Positions taken during a prior period	65	76	22
Positions taken during the current period	1		26
Decreases:
Positions taken during a prior period	(62)	(49)	(39)
Settlements with taxing authorities	(10)	(13)	(34)
Reductions resulting from lapse of statute of limitations	(23)	(3)	(5)
Balance of gross unrecognized tax benefits at December 31	$209	$238	$227

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $81 million within the next twelve months.

Examinations are complete for PNC’s consolidated federal income tax returns through 2006 having no outstanding unresolved issues. The Internal Revenue Service (IRS) is currently examining PNC’s 2007 and 2008 returns. National City’s consolidated federal income tax returns through 2007 have been audited by the IRS. Certain adjustments remain under review by the IRS Appeals division for years 2003 through 2007. The IRS is currently examining National City’s 2008 return.

PNC files tax returns in most states and some non-U.S. jurisdictions each year and is under continuous examination by various state taxing authorities.

With few exceptions, we are no longer subject to state and local and non-U.S. income tax examinations by taxing authorities for periods before 2003. For all open audits, any potential adjustments have been considered in establishing our reserve for uncertain tax positions as of December 31, 2011.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2011, we had a benefit of $33 million of gross interest and penalties decreasing income tax expense. The total accrued interest and penalties at December 31, 2011 and December 31, 2010 was $81 million and $113 million, respectively.

188    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 21 REGULATORY MATTERS

We are subject to the regulations of certain federal, state, and foreign agencies and undergo periodic examinations by such regulatory authorities.

The ability to undertake new business initiatives (including acquisitions), the access to and cost of funding for new business initiatives, the ability to pay dividends or repurchase shares, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum US regulatory capital ratios under Basel I are 4% for Tier 1 risk-based, 8% for total risk-based and 4% for leverage. To qualify as “well capitalized,” regulators require banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based and 5% for leverage. To be “well capitalized,” a bank holding company must maintain capital ratios of at least 6% Tier 1 risk-based and 10% for total risk-based. At December 31, 2011 and December 31, 2010, PNC and PNC Bank, N.A. met the “well capitalized” capital ratio requirements based on US regulatory capital ratio requirements under Basel I.

The following table sets forth regulatory capital ratios for PNC and its bank subsidiary, PNC Bank, N.A.

Regulatory Capital

	Amount		Ratios
December 31 Dollars in millions	2011	2010	2011	2010
Risk-based capital
Tier 1
PNC	$29,073	$26,092	12.6%	12.1%
PNC Bank, N.A.	25,536	24,722	11.4	11.8
Total
PNC	36,548	33,724	15.8	15.6
PNC Bank, N.A.	32,322	31,662	14.4	15.1
Leverage
PNC	29,073	26,092	11.1	10.2
PNC Bank, N.A.	25,536	24,722	10.0	10.0

The principal source of parent company cash flow is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $1.7 billion at December 31, 2011.

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

Federal Reserve Board regulations require depository institutions to maintain cash reserves with a Federal Reserve Bank (FRB). At December 31, 2011, the balance outstanding at the FRB was $407 million.

NOTE 22 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 22). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2011, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $550 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

The PNC Financial Services Group, Inc. – Form 10-K    189

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

Securities and State Law Fiduciary Cases against National City

•

In January 2008, a lawsuit (In re National City Corporation Securities, Derivative & ERISA Litigation (The Securities Case) (MDL No. 2003, Case No: 1:08-nc-70004-SO)) was filed in the United States District Court for the Northern District of Ohio against National City and certain officers and directors of National City. As amended, this lawsuit was brought as a class action on behalf of purchasers of National City’s stock during the period April 30, 2007 to April 21, 2008 and also on behalf of everyone who acquired National City stock pursuant to a registration statement filed in connection with its acquisition of MAF Bancorp in 2007. The amended complaint alleges violations of federal securities laws regarding public statements and disclosures relating to, among other things, the nature, quality, performance, and risks of National City’s non-prime, residential construction, and National Home Equity portfolios, its loan loss reserves, its financial condition, and related allegedly false and misleading financial statements. In the amended complaint, the plaintiffs seek, among other things, unspecified damages and attorneys’ fees. A motion to dismiss the amended complaint is pending. A magistrate judge has recommended dismissal of the lawsuit without prejudice, with a right for the plaintiffs to file a further amended complaint within 30 days. The magistrate’s recommendation is subject to adoption by the district court. The plaintiffs have filed objections to that recommendation. In August 2011, the parties entered into a memorandum of understanding providing for the settlement of the lawsuit for $168 million and in November filed formal settlement papers with the district court. The settlement is conditioned on, among other things, final court approval. The court has scheduled a hearing in March 2012 to determine if it will grant final approval to the settlement. As a result of existing accruals and recorded probable insurance recoveries, PNC expects the impact of this settlement on our future results of operations to be immaterial.

•

In May 2008, a lawsuit (The Dispatch Printing Company, et al. v. National City Corporation, et al. (Case No. 08CVH-6506)) was filed on behalf of an individual plaintiff in the Franklin County, Ohio, Court of Common Pleas against National City, certain directors of National City, and Corsair Co-Invest, L.P. and unnamed other investors participating in the April 2008 capital infusion into National City, alleging that National City’s directors breached their fiduciary duties by entering into this capital infusion transaction. A motion to dismiss the case as originally filed was denied. After the initial filing, two additional plaintiffs were added. The plaintiffs filed an amended complaint in December 2010. The amended complaint adds PNC as a defendant as successor in interest to National City. In the amended complaint, which included some additional allegations, the plaintiffs seek, among other things, unspecified actual and punitive damages, and attorneys’ fees. In December 2011, we filed a motion for summary judgment. The court has not yet ruled on this motion. The court has currently scheduled the trial to begin in July 2012.

Interchange Litigation

Beginning in June 2005, a series of antitrust lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including cases naming National City (since merged into PNC) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank which in

190    The PNC Financial Services Group, Inc. – Form 10-K

turn was merged into PNC Bank, N.A.). The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO). Those cases naming National City were brought as class actions on behalf of all persons or business entities who have accepted Visa® or MasterCard®. The plaintiffs, merchants operating commercial businesses throughout the US and trade associations, allege, among other things, that the defendants conspired to fix the prices for general purpose card network services and otherwise imposed unreasonable restraints on trade, resulting in the payment of inflated interchange fees, in violation of the antitrust laws. In January 2009, the plaintiffs filed amended and supplemental complaints adding, among other things, allegations that the restructuring of Visa and MasterCard, each of which included an initial public offering, violated the antitrust laws. In their complaints, the plaintiffs seek, among other things, injunctive relief, unspecified damages (trebled under the antitrust laws) and attorneys’ fees. In January 2008, the district court dismissed the plaintiffs’ claims for damages incurred prior to January 1, 2004. In April 2009, the defendants filed a motion to dismiss the amended and supplemental complaints. In May 2009, class plaintiffs filed a motion for class certification. Both of these motions were argued in November 2009. In February 2011, the defendants filed a motion for summary judgment, which was argued in November 2011. The court has not yet ruled on any of these motions.

National City and National City Bank entered into judgment and loss sharing agreements with Visa and certain other banks with respect to all of the above referenced litigation. All of the litigation against Visa is also subject to the indemnification obligations described in Note 23 Commitments and Guarantees. PNC Bank, N.A. is not named a defendant in any of the Visa or MasterCard related antitrust litigation nor was it initially a party to the judgment or loss sharing agreements, but it has been subject to these indemnification obligations and became responsible for National City Bank’s position in the litigation and responsibilities under the agreements upon completion of the merger of National City Bank into PNC Bank, N.A. In March 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement with MasterCard and other financial institution defendants and an Omnibus Agreement Regarding Interchange Litigation Sharing and Settlement Sharing with Visa, MasterCard and other financial institution defendants. If there is a resolution of all claims against all defendants, the Omnibus Agreement, in substance, apportions that resolution into a Visa portion and a MasterCard portion, with the Visa portion being two-thirds and the MasterCard portion being one-third. This apportionment only applies in the case of either a global settlement involving all defendants or an adverse judgment against the defendants, to the extent that damages either are related to the merchants’ inter-network conspiracy claims or are otherwise not attributed to specific MasterCard or Visa conduct or damages. The MasterCard portion (or any MasterCard-related liability not subject to the Omnibus Agreement) will then be apportioned under the MasterCard Settlement and Judgment Sharing Agreement among MasterCard and PNC and the other financial institution defendants that are parties to this agreement. The responsibility for the Visa portion (or any Visa-related liability not subject to the Omnibus Agreement) will be apportioned under the pre-existing indemnification responsibilities and judgment and loss sharing agreements.

CBNV Mortgage Litigation

Between 2001 and 2003, on behalf of either individual plaintiffs or proposed classes of plaintiffs, several separate lawsuits were filed in state and federal courts against Community Bank of Northern Virginia (CBNV) and other defendants asserting claims arising from second mortgage loans made to the plaintiffs. CBNV was merged into one of Mercantile Bankshares Corporation’s banks before PNC acquired Mercantile in 2007. The state lawsuits were removed to federal court and, with the lawsuits that had been filed in federal court, were consolidated for pre-trial proceedings in a multidistrict litigation (MDL) proceeding in the United States District Court for the Western District of Pennsylvania, currently under the caption In re: Community Bank of Northern Virginia Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674). In January 2008, the Pennsylvania district court issued an order sending back to the General Court of Justice, Superior Court Division, for Wake County, North Carolina the claims of two proposed class members. These claims are asserted in a case originally filed in 2001 and captioned Bumpers, et al. v. Community Bank of Northern Virginia (01-CVS-011342).

MDL Proceedings in Pennsylvania. In August 2006, a proposed settlement agreement covering some of the class members was submitted to the district court handling the MDL proceedings for its approval, which it granted in August 2008. The class covered by this settlement is referred to as the Kessler class.

Some objecting members of the Kessler class appealed the final approval order to the United States Court of Appeals for the Third Circuit. In their appeal, the objecting Kessler class members had asserted that CBNV’s annual percentage rate disclosures violated the Truth in Lending Act (TILA) and the Home Ownership and Equity Protection Act (HOEPA), that those claims are very valuable, and that the settling plaintiffs should have asserted those claims. The settling plaintiffs advanced a number of reasons why they had not asserted TILA/HOEPA claims. In September 2010, the court of appeals vacated the district court’s class certification decision and approval of the class settlement and remanded the case to the district court for further proceedings. As a result of the settling plaintiffs’ decision not to continue to pursue the settlement and instead participate in the joint amended consolidated class action complaint described below, however, there will be no proceedings in the district court on the remand relating to the settlement.

The PNC Financial Services Group, Inc. – Form 10-K    191

In October 2011, the plaintiffs filed a joint consolidated amended class action complaint covering all of the class action lawsuits pending in this proceeding. The amended complaint names CBNV, another bank, and purchasers of loans originated by CBNV and the other bank (including the Residential Funding Company, LLC) as defendants. The principal allegations in the amended complaint are that a group of persons and entities collectively characterized as the “Shumway/Bapst Organization” referred prospective second residential mortgage loan borrowers to CBNV and the other bank, that CBNV and the other bank charged these borrowers improper title and loan fees at loan closings, that the disclosures provided to the borrowers at loan closings were inaccurate, and that CBNV and the other bank paid some of the loan fees to the Shumway/Bapst Organization as purported “kickbacks” for the referrals. The amended complaint asserts claims for violations of the Real Estate Settlement Procedures Act (RESPA), TILA, as amended by HOEPA, and the Racketeer Influenced and Corrupt Organizations Act (RICO).

The amended complaint seeks to certify a class of all borrowers who obtained a second residential non-purchase money mortgage loan, secured by their principal dwelling, from either CBNV or the other defendant bank, the terms of which made the loan subject to HOEPA. The plaintiffs allege that there are approximately 50,000 members of this class. They seek, among other things, unspecified damages (including treble damages under RICO and RESPA), rescission of loans, declaratory and injunctive relief, interest, and attorneys’ fees. In November 2011 the defendants filed a motion to dismiss the amended complaint. The court has not yet ruled on this motion.

North Carolina Proceedings. The plaintiffs in Bumpers make similar allegations to those included in the amended complaint in the MDL proceedings. Following the remand to North Carolina state court, the plaintiffs in Bumpers sought to represent a class of North Carolina borrowers in state court proceedings in North Carolina. The plaintiffs claim that this class consists of approximately 650 borrowers. The district court in Pennsylvania handling the MDL proceedings enjoined class proceedings in Bumpers in March 2008. In April 2008, the North Carolina superior court granted the Bumpers plaintiffs’ motion for summary judgment on their individual claims and awarded them approximately $11,000 each plus interest. CBNV appealed the grant of the motion for summary judgment. In September 2011, the North Carolina Court of Appeals affirmed in part and reversed in part the granting of the plaintiffs’ motion for summary judgment. The court affirmed the plaintiffs’ judgment on their claim that they paid a loan discount fee but were not provided a loan discount. It reversed the plaintiffs’ judgment on their claim that they were overcharged for settlement services and remanded that claim for trial. The court also held that, on remand, the trial court may consider the issue of class certification. Thereafter, we petitioned the North Carolina Supreme Court for discretionary review of the decision of the North Carolina Court of Appeals and for a stay of proceedings pending the decision on this petition and, if granted, the decision on the appeal. The North Carolina Supreme Court thereafter granted a temporary stay and, in October 2011, denied the plaintiffs’ motion to dissolve the stay.

Overdraft Litigation

Beginning in October 2009, PNC Bank and National City Bank have been named in six lawsuits brought as class actions relating to the manner in which they charged overdraft fees on ATM and debit transactions to customers. Three lawsuits naming PNC Bank and one naming National City Bank, along with similar lawsuits against numerous other banks, have been consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ). The first of these cases (Casayuran, et al. v. PNC Bank, National Association (Case No. 10-cv-20496-JLK)) was originally filed against PNC Bank in October 2009 in the United States District Court for the District of New Jersey, and an amended complaint was filed in June 2010 in the MDL Court. The other cases that have been consolidated were filed in June 2010 in the United States District Court for the Southern District of Florida (Cowen, et al. v. PNC Bank, National Association (Case No. 10-CV-21869-JLK), Hernandez, et al. v. PNC Bank, National Association (Case No. 10-CV-21868-JLK), and Matos v. National City Bank (Case No. 10-cv-21771-JLK). A consolidated amended complaint was filed in December 2010 that consolidated all of the claims in these four MDL Court cases. It seeks to certify multi-state classes of customers for the common law claims described below (covering all states in which PNC and National City had retail branch operations during the class period), and subclasses of PNC Bank customers with accounts in Pennsylvania and New Jersey branches and of National City Bank customers with accounts in Illinois branches, with each subclass being asserted for purposes of claims under those states’ consumer protection statutes. No class periods are stated in any of the complaints, other than for the applicable statutes of limitations, which vary by state and claim. Our motion to dismiss the consolidated amended complaint was denied in March 2011.

In December 2011, the plaintiffs in the MDL Court moved for class certification. In light of the Trombley settlement described below, the National City plaintiffs did not move for class certification on behalf of National City customers. As to PNC, the plaintiffs moved for class certification in accordance with their consolidated amended complaint, except that they are not seeking a class as to the conversion claims. The court has not yet ruled on this motion. The MDL Court has scheduled trial for January 2013 for the cases that will be tried in that court.

In December 2010, an additional lawsuit (Henry v. PNC Bank, National Association (No. GD-10-022974)) was filed in the Court of Common Pleas of Allegheny County, Pennsylvania

192    The PNC Financial Services Group, Inc. – Form 10-K

on behalf of all current citizens of Pennsylvania who are domiciled in Pennsylvania who had or have a PNC checking or debit account used primarily for personal, family or household purposes and who incurred overdraft and related fees on transactions resulting from the methodology of posting transactions from December 8, 2004 through August 14, 2010. We filed preliminary objections seeking dismissal of each of the claims in this lawsuit in March 2011. In January 2012, the court ruled on our preliminary objections, dismissing several claims but overruling our objections with respect to claims for breach of contract and the duty of good faith and fair dealing and for violation of Pennsylvania’s consumer protection statute.

The sixth lawsuit (Trombley, et al. v. National City Bank (Civil Action No. 10-00232 (JDB)) was brought as a class action against National City Bank in the United States District Court for the District of Columbia. In July 2010, the parties reached a tentative settlement of this lawsuit. The settlement class included all National City customers who incurred during the period July 1, 2004 to August 15, 2010 overdraft fees that had not been reversed or refunded. Several members of the proposed settlement class, including the named plaintiff in another lawsuit filed in the MDL Court, filed objections to approval of this settlement. Following a hearing in July 2011, the court granted final approval in December 2011. In granting final approval, the court shortened the ending date for the class period to June 21, 2010. One of the objectors appealed the court’s order approving the settlement to the United States Court of Appeals for the District of Columbia Circuit. In February 2012, this objector moved to voluntarily dismiss the appeal, and the court of appeals dismissed it, thereby making the settlement final. The amount of the settlement is not material to PNC and has been accrued.

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

In the consolidated amended complaint in the MDL Court, the plaintiffs assert claims for breach of the covenant of good faith and fair dealing; unconscionability; conversion, unjust enrichment; and violation of the consumer protection statutes of Pennsylvania, Illinois and New Jersey. In the Henry case, the remaining claims are for breach of contract and the duty of good faith and fair dealing and for violation of Pennsylvania’s consumer protection statute. The action against National City in the District of Columbia added claims under the Ohio and Michigan consumer protection statutes and the federal Electronic Funds Transfer Act. In their complaints, the plaintiffs seek, among other things, restitution of overdraft fees paid, unspecified actual and punitive damages (with actual damages, in some cases, trebled under state law), pre-judgment interest, attorneys’ fees, and declaratory relief finding the overdraft policies to be unfair and unconscionable.

Fulton Financial

In 2009, Fulton Financial Advisors, N.A. filed lawsuits against PNC Capital Markets, LLC and NatCity Investments, Inc. in the Court of Common Pleas of Lancaster County, Pennsylvania arising out of Fulton’s purchase of auction rate certificates (ARCs) through PNC and NatCity. Each of the lawsuits alleges violations of the Pennsylvania Securities Act, negligent misrepresentation, negligence, breach of fiduciary duty, common law fraud, and aiding and abetting common law fraud in connection with the purchase of the ARCs by Fulton. Specifically, Fulton alleges that, as a result of the decline of financial markets in 2007 and 2008, the market for ARCs became illiquid; that PNC and NatCity knew or should have known of the increasing threat of the ARC market becoming illiquid; and that PNC and NatCity did not inform Fulton of this increasing threat, but allowed Fulton to continue to purchase ARCs, to Fulton’s detriment. In its complaints, Fulton alleges that it then held ARCs purchased through PNC for a price of more than $123 million and purchased through NatCity for a price of more than $175 million. In each complaint, Fulton seeks, among other things, unspecified actual and punitive damages, rescission, attorneys’ fees and interest.

In the case against PNC (Fulton Financial Advisors, N.A. v. PNC Capital Markets, LLC (CI 09-10838)), PNC filed preliminary objections to Fulton’s complaint, which were denied. NatCity removed the case against it to the United States District Court for the Eastern District of Pennsylvania (Fulton Financial Advisors, N.A. v. NatCity Investments, Inc. (No. 5:09-cv-04855)), and in November 2009 filed a motion to dismiss the complaint. The court has not yet ruled on this motion.

FHLB

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

The PNC Financial Services Group, Inc. – Form 10-K    193

billion in mortgage-backed securities in total in transactions addressed by the complaint, approximately $345 million of which was allegedly in transactions involving the National City entities. The complaint alleges misrepresentations and omissions in connection with the sales of the mortgage-backed securities in question. In its complaint, the Federal Home Loan Bank seeks, among other things, rescission, unspecified damages, interest, and attorneys’ fees. In November 2010, the defendants removed the case to the United States District Court for the Northern District of Illinois. In January 2011, the district court remanded the case to the Circuit Court of Cook County. The plaintiff amended its complaint in March 2011 and filed a corrected amended complaint in April 2011. The corrected amended complaint does not identify any additional transaction for which the plaintiff seeks recovery from PNC nor does it add any additional substantive allegations. In May 2011, the defendants filed a motion to dismiss the corrected amended complaint. The court has not yet ruled on this motion.

Weavering Macro Fixed Income Fund

In July 2010, PNC completed the sale of PNC Global Investment Servicing (“PNC GIS”) to The Bank of New York Mellon Corporation (“BNY-Mellon”), pursuant to a stock purchase agreement dated February 1, 2010. In July 2009, the liquidators of the Weavering Macro Fixed Income Fund Limited (“Weavering”) issued a Plenary Summons in the High Court, Dublin, Ireland, in connection with a European subsidiary of PNC GIS’s provision of administration services to Weavering. The Plenary Summons was served on the PNC GIS subsidiary (GIS Europe) on or about June 30, 2010. In May 2011, the liquidator served a Notice of Intention to Proceed and Statement of Claim, which alleges, among other things, that GIS Europe breached its contractual duties to Weavering as well as an alleged duty of care to Weavering, and investors in Weavering, and makes claims of breach of the administration and accounting services agreement, negligence, gross negligence, breach of duty, misrepresentation and negligent misstatement. The statement of claim further alleges that investors in Weavering lost approximately €282,000,000 and also expended approximately €98,000,000 in brokerage and exchange commissions, interest, and fees as a result of the transactions at issue. The statement of claim seeks, among other things, damages, costs, and interest. In January 2012, upon application by GIS Europe, the court issued a judgment ordering a hearing on certain preliminary issues (a “modular trial”).

In May 2011, BNY-Mellon provided notice to PNC of an indemnification claim pursuant to the stock purchase agreement related to this litigation.

365/360 Litigation

PNC Bank and National City Bank have been named as defendants in three lawsuits seeking to certify classes of commercial borrowers bringing claims for breach of contract arising from the use of the 365/360 method of interest computation in certain commercial promissory notes. The first of these cases (DK&D Properties, LLC v. National City Bank (Case no. 08 cv 680078)), was filed in December 2008 against National City Bank in the Court of Common Pleas of Cuyahoga County, Ohio. It seeks to certify a class consisting of certain Ohio commercial borrowers of National City Bank for these claims. In July 2009, the court denied National City Bank’s motion to dismiss the complaint. In December 2011, plaintiff filed a motion for class certification. The court has not yet ruled on this motion. Also in December 2011, the court granted National City Bank’s motion to stay the case pending the decision of the Ohio Supreme Court in JNT Properties, LLC v. KeyBank National Association (Case No. 11-1392), which, although neither PNC Bank nor National City Bank are parties, presents many of the same issues as those in DK&D Properties.

The second case (Kreisler & Kreisler, LLC v. National City Bank, et al. (Case no. 4:10-cv-00956)) was filed in the United States District Court for the Eastern District of Missouri in May 2010 against National City Bank and also purported to name “PNC Bank Corp.” as a defendant. It sought to certify a national class of commercial borrowers for these claims. In March 2011, the district court granted the defendants’ motion to dismiss the complaint. In October 2011, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal by the district court. In the third case (PNC Bank, National Association v. St. Louis PET Centers, LLC, et al. (Case no. 10SL-CC01076)), a borrower filed a counterclaim, brought as a class action, against PNC Bank in the Circuit Court of County of St. Louis, Missouri in November 2010. The claims and proposed class set forth in this complaint are similar to those in Kreisler & Kreisler. In March 2011, the court denied our motion to dismiss the counterclaim.

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

False Claims Act Lawsuit

PNC Bank has been named as a defendant, along with other lenders, in a qui tam lawsuit brought in the U.S. District Court for the Northern District of Georgia by two individuals on behalf of the United States under the federal False Claims Act (United States ex rel. Bibby & Donnelly v. Wells Fargo, et al. (1:06-CV-0547-AT)). The lawsuit was originally filed under seal, with a second amended complaint filed in June 2011. The second amended complaint was unsealed by the district court

194    The PNC Financial Services Group, Inc. – Form 10-K

in October 2011. In the second amended complaint, the plaintiffs, who allege that they are officers of a mortgage broker, allege that several mortgage originators, including entities affiliated with PNC Bank’s predecessor, National City Bank, made false statements to the U.S. Department of Veterans Affairs in order to obtain loan guarantees by the VA under its Interest Rate Reduction Refinancing Loans (IRRRL) program. Under that program, the VA guarantees refinancing loans made to veterans if the loans meet program requirements, one of which limits the type and amount of fees that can be charged to borrowers by lenders. The plaintiffs allege, among other things, that the defendants charged impermissible fees to borrowers under the VA program and then made false statements to the VA concerning such fees in violation of the civil False Claims Act. The plaintiffs allege that, by doing so, National City Bank and the other defendants caused the VA to pay, among other costs, amounts in respect of the loan guarantees to which the defendants were not entitled. On their behalf and on behalf of the United States, the plaintiffs seek, among other things, unspecified damages equal to the loss the defendants allegedly caused the United States (including treble damages under the False Claims Act), statutory civil penalties between $5,500 and $11,000 per false claim made by the defendants, injunctive relief against submission of false claims to the United States and imposing unallowable charges against veterans participating in the IRRRL program, and attorneys’ fees. To date, the United States has not joined in the prosecution of the plaintiffs’ lawsuit. In December 2011, PNC moved to dismiss the action. A number of the other defendants have also filed motions to dismiss. The court has not yet ruled on these motions.

Captive Mortgage Reinsurance Litigation

In December 2011, a lawsuit (White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928)) was filed against PNC (as successor in interest to National City Corporation and several of its subsidiaries) and several mortgage insurance companies in the United States District Court for the Eastern District of Pennsylvania. This lawsuit, which was brought as a class action, alleges that National City structured its program of reinsurance of private mortgage insurance in such a way as to avoid a true transfer of risk from the mortgage insurers to National City’s captive reinsurer. The plaintiffs allege that the payments from the mortgage insurers to the captive reinsurer constitute kickbacks, referral payments, or unearned fee splits prohibited under the Real Estate Settlement Procedures Act (RESPA), as well as common law unjust enrichment. The plaintiffs claim, among other things, that from the beginning of 2004 until the end of 2010 National City’s captive reinsurer collected from the mortgage insurance company defendants at least $219 million as its share of borrowers’ private mortgage insurance premiums and that during the same period its share of paid claims was approximately $12 million. The plaintiffs seek to certify a nationwide class of all persons who obtained residential mortgage loans originated, funded or originated through correspondent lending by National City or any of its subsidiaries or affiliates between January 1, 2004 and the present and, in connection with these mortgage loans, purchased private mortgage insurance and whose residential mortgage loans were included within National City’s captive mortgage reinsurance arrangements. Plaintiffs seek, among other things, statutory damages under RESPA (which include treble damages), restitution of reinsurance premiums collected, disgorgement of profits, and attorneys’ fees.

Residential Mortgage-Backed Securities Indemnification Demands

We have received indemnification demands from several entities sponsoring residential mortgage-backed securities and their affiliates where purchasers of the securities have brought litigation against the sponsors and other parties involved in the securitization transactions. National City Mortgage had sold whole loans to the sponsors or their affiliates that were allegedly included in certain of these securitization transactions. According to the indemnification demands, the plaintiffs’ claims in these lawsuits are based on alleged misstatements and omissions in the offering documents for these transactions. The indemnification demands assert that agreements governing the sale of these loans or the securitization transactions to which National City Mortgage is a party require us to indemnify the sponsors and their affiliates for losses suffered in connection with these lawsuits. At present, there has been no determination that the parties seeking indemnification have any liability to the plaintiffs in these lawsuits.

Other Regulatory and Governmental Inquiries

PNC is the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our banking, securities and other financial services businesses, in some cases as part of regulatory reviews of specified activities at multiple industry participants. Over the last few years, we have experienced an increase in regulatory and governmental investigations, audits and other inquiries. Areas of current regulatory or governmental inquiry with respect to PNC include consumer financial protection, fair lending, mortgage origination and servicing, mortgage-related insurance and reinsurance, municipal finance activities, and participation in government insurance or guarantee programs, some of which are described below. These inquiries, including those described below, may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, alterations in our business practices, and in additional expenses and collateral costs.

•

One area of significant regulatory and governmental focus has been mortgage lending and servicing. Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in this area. PNC has received inquiries from, or is the subject of investigations by, a broad range of governmental, legislative and regulatory authorities relating to our activities in this area and is cooperating with these investigations and inquiries.

The PNC Financial Services Group, Inc. – Form 10-K    195

As a result of the number and range of authorities conducting the investigations and inquiries, as well as the nature of these types of investigations and inquiries, among other factors, PNC cannot at this time predict the ultimate overall cost to or effect on PNC from potential governmental, legislative or regulatory actions arising out of these investigations and inquiries.

•

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

In connection with these orders, PNC has established a Compliance Committee of the Boards of PNC and PNC Bank to monitor and coordinate PNC’s and PNC Bank’s implementation of the commitments under the orders. PNC and PNC Bank are executing Action Plans designed to meet the requirements of the orders. Consistent with the orders, PNC has also engaged an independent consultant to conduct a review of certain residential foreclosure actions, including those identified through borrower complaints, and identify whether any remedial actions for borrowers are necessary. The consultant’s review is underway. PNC expects to take any required remedial actions coming out of this review, although the full scope and nature of any such remedial actions is not currently known.

•

On February 9, 2012, the Department of Justice, other federal regulators and 49 state attorneys general announced agreements with the five largest mortgage servicers. Under these agreements, which remain subject to, among other things, definitive documentation and court approval, the mortgage servicers will make cash payments to federal and state governments, provide various forms of financial relief to borrowers, and implement new mortgage servicing standards. These governmental authorities are continuing their review of, and have engaged in discussions with, other mortgage servicers, including PNC, that were subject to the interagency horizontal review, which could result in the imposition of substantial payments and other forms of relief (similar to that agreed to by the five largest servicers) on some or all of these mortgage servicers, including PNC. Whether and to what extent any such relief may be imposed on PNC and other smaller servicers is not yet known.

•

PNC has received subpoenas from the U.S. Attorney’s Office for the Southern District of New York concerning National City Bank’s lending practices in connection with loans insured by the Federal Housing Administration (FHA) as well as certain non-FHA-insured loan origination, sale and securitization practices. The U.S. Attorney’s Office inquiry is in its early stage and PNC is cooperating with the investigation.

•

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

•

The SEC has been conducting an investigation into events at Equipment Finance LLC (EFI), a subsidiary of Sterling Financial Corporation, which PNC acquired in April 2008. The United States Attorney’s Office for the Eastern District of Pennsylvania has also been investigating the EFI situation.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described in this Note 22.

Other

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine

196    The PNC Financial Services Group, Inc. – Form 10-K

whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of the loss resulting from the claim and the amount of income otherwise reported for the reporting period.

See Note 23 Commitments and Guarantees for additional information regarding the Visa indemnification and our other obligations to provide indemnification, including to current and former officers, directors, employees and agents of PNC and companies we have acquired, including National City.

NOTE 23 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at December 31, 2011 included private equity investments of $247 million, and other investments of $3 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit and internal credit ratings were as follows:

Net Outstanding Standby Letters of Credit

Dollars in billions	December 31 2011	December 31 2010
Net outstanding standby letters of credit	$10.8	$10.1
Internal credit ratings (as a percentage of portfolio):
Pass (a)	94%	90%
Below pass (b)	6%	10%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on December 31, 2011 had terms ranging from less than 1 year to 7 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $14.4 billion at December 31, 2011, of which $7.4 billion support remarketing programs.

As of December 31, 2011, assets of $2.0 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $3.6 billion were also available for this purpose as of December 31, 2011. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $247 million at December 31, 2011.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At December 31, 2011, the aggregate of our commitments under these facilities was $543 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At December 31, 2011, our total commitments under these facilities were $199 million.

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

In the ordinary course of business, we enter into certain types of agreements that include provisions for indemnifying third

The PNC Financial Services Group, Inc. – Form 10-K    197

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

We engage in certain insurance activities that require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit, which were insignificant in amount at December 31, 2011.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2011. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

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

In December 2011, Visa funded $1.6 billion to their litigation escrow account. We consequently recognized $32 million as a reduction of our previously established indemnification liability and a reduction of noninterest expense. As of December 31, 2011, our recognized Visa indemnification liability was zero. As we continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation, we may have additional exposure in the future to the specified Visa litigation.

198    The PNC Financial Services Group, Inc. – Form 10-K

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

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate, close and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s DUS program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At December 31, 2011 and December 31, 2010, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.0 billion and $13.2 billion, respectively. The potential maximum exposure under the loss share arrangements was $4.0 billion at both December 31, 2011 and December 31, 2010. We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $47 million and $54 million as of December 31, 2011 and December 31, 2010, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Analysis of Commercial Mortgage Recourse Obligations

In millions	2011	2010
January 1	$54	$71
Reserve adjustments, net	1	9
Losses – loan repurchases and settlements	(8)	(2)
Loan sales		(24)
December 31	$47	$54

RESIDENTIAL MORTGAGE LOAN AND HOME EQUITY REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in this Report, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and GNMA, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

PNC’s repurchase obligations also include certain brokered home equity loans/lines that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of whole-loans sold in these transactions. Repurchase activity associated with brokered home equity loans/lines is reported in the Non-Strategic Assets Portfolio segment.

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

The PNC Financial Services Group, Inc. – Form 10-K    199

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At December 31, 2011 and December 31, 2010, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $130 million and $294 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2011 and 2010 follows:

Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2011			2010
In millions	Residential Mortgages (a)	Home Equity Loans/Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/Lines (b)	Total
January 1	$144	$150	$294	$229	$41	$270
Reserve adjustments, net	102	4	106	120	144	264
Losses – loan repurchases and settlements	(163)	(107)	(270)	(205)	(35)	(240)
December 31	$83	$47	$130	$144	$150	$294
(a)	Repurchase obligation associated with sold loan portfolios of $121.4 billion and $139.8 billion at December 31, 2011 and December 31, 2010, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $4.5 billion and $6.5 billion at December 31, 2011 and December 31, 2010, respectively. PNC is no longer engaged in the brokered home equity lending business, which was acquired with National City.

Management believes our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on investor indemnification and repurchase claims at December 31, 2011 and 2010. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices, and other economic conditions. At December 31, 2011, we estimate that it is reasonably possible that we could incur additional losses in excess of our indemnification and repurchase liability of up to $85 million. This estimate of potential additional losses in excess of our liability is based on assumed higher investor demands, lower claim rescissions, and lower home prices than our current assumptions.

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

200    The PNC Financial Services Group, Inc. – Form 10-K

hazard, and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

Reinsurance Agreements Exposure

In millions	December 31 2011	December 31 2010
Accidental Death & Dismemberment	$2,255	$2,367
Credit Life, Accident & Health	951	1,003
Lender Placed Hazard (a)	2,899	709
Borrower and Lender Paid Mortgage Insurance	327	463
Maximum Exposure	$6,432	$4,542
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	4%	8%
Quota Share	96%	92%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$950	$1,001
(a)	Transitioned to new Lender Placed Hazard reinsurance program in third quarter 2010 that lowered risk to PNC through the reduction in percentage of risk assumed and the change from a stop loss feature to the purchase of catastrophe reinsurance. As such, should a catastrophe event occur PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the gross exposure figure.

A rollforward of the reinsurance reserves for probable losses for 2011 and 2010 follows:

Reinsurance Reserves – Rollforward

In millions	2011	2010
January 1	$150	$220
Paid Losses	(109)	(118)
Net Provision	41	51
Changes to Agreements		(3)
December 31	$82	$150

Changes to agreements only represent entering into a new relationship or exiting an existing agreement entirely. The impact of changing the terms of existing agreements is reflected in the net provision.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to on-going uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At December 31, 2011, the reasonably possible loss above our accrual was not material.

REPURCHASE AND RESALE AGREEMENTS

We enter into repurchase and resale agreements where we transfer investment securities to/from a third party with the agreement to repurchase/resell those investment securities at a future date for a specified price. These transactions are accounted for as collateralized borrowings/financings.
NOTE 24 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Income Statement

Year ended December 31 - in millions	2011	2010	2009
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$2,513	$2,180	$839
Non-bank subsidiaries	131	575	84
Interest income	1		12
Noninterest income	24	27	28
Total operating revenue	2,669	2,782	963
OPERATING EXPENSE
Interest expense	333	458	495
Other expense	275	(61)	21
Total operating expense	608	397	516
Income before income taxes and equity in undistributed net income of subsidiaries	2,061	2,385	447
Income tax benefits	(113)	(253)	(147)
Income before equity in undistributed net income of subsidiaries	2,174	2,638	594
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	699	677	1,736
Non-bank subsidiaries	183	97	117
Net income	$3,056	$3,412	$2,447

Balance Sheet

December 31 - in millions	2011	2010
ASSETS
Cash held at banking subsidiary	$2	$151
Restricted deposits with banking subsidiary	400	250
Interest-earning deposits	6	5
Investments in:
Bank subsidiaries and bank holding company	35,355	34,049
Non-bank subsidiaries	2,036	1,951
Other assets	1,675	1,523
Total assets	$39,474	$37,929
LIABILITIES
Subordinated debt	$3,303	$3,804
Senior debt	381	1,799
Bank affiliate borrowings	144	112
Non-bank affiliate borrowings	631	964
Accrued expenses and other liabilities	962	1,008
Total liabilities	5,421	7,687
EQUITY
Shareholder’s equity	34,053	30,242
Total liabilities and equity	$39,474	$37,929

The PNC Financial Services Group, Inc. – Form 10-K    201

Commercial paper and all other debt issued by PNC Funding Corp, a wholly owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

The Parent Company Balance Sheet at December 31, 2010 reflects a $250 million revision to correct deposits with a banking subsidiary that was previously reported as Cash and due from banks and is now reported as Restricted deposits with banking subsidiary. This change in classification has also been reflected in the Parent Company Statement of Cash Flows as presented below. Management believes that the impact of this misstatement and correction is not material.

Parent Company – Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 - in millions	Interest Paid	Income Tax Refunds / (Payments)
2011	$361	$(130)
2010	419	342
2009	427	137

Statement Of Cash Flows

Year ended December 31 - in millions	2011	2010	2009
OPERATING ACTIVITIES
Net income	$3,056	$3,412	$2,447
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(882)	(774)	(1,853)
Other	(24)	(53)	2,687
Net cash provided (used) by operating activities	2,150	2,585	3,281
INVESTING ACTIVITIES
Net capital returned from (contributed to) subsidiaries	50	1,766	(899)
Investment securities:
Sales and maturities			267
Purchases			(228)
Net cash received from acquisitions			5
Net change in Restricted deposits with banking subsidiary	(150)	(232)	(8)
Other	(35)	1	(182)
Net cash provided (used) by investing activities	(135)	1,535	(1,045)

Year ended December 31 - in millions	2011	2010	2009
FINANCING ACTIVITIES
Borrowings from subsidiaries	4,660	7,580	3,420
Repayments on borrowings from subsidiaries	(4,962)	(6,596)	(4,274)
Other borrowed funds	(2,188)	(379)	(1,166)
Preferred stock – TARP		(7,579)
Preferred stock – Other	987	(1)
Supervisory Capital Assessment Program – common stock			624
Common and treasury stock	72	3,474	247
Acquisition of treasury stock	(73)	(204)	(188)
Preferred stock cash dividends paid	(56)	(146)	(388)
Common stock cash dividends paid	(604)	(204)	(430)
Net cash provided (used) by financing activities	(2,164)	(4,055)	(2,155)
Increase (decrease) in cash and due from banks	(149)	65	81
Cash held at banking subsidiary at beginning of year	151	86	5
Cash held at banking subsidiary at end of year	$2	$151	$86

NOTE 25 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Additionally, we have aggregated the results for corporate support functions within “Other” for financial reporting purposes.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors.

A portion of capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill and other intangible assets at those business segments, as well as the diversification of risk among the business segments. We have revised certain capital allocations among our business segments, including amounts for prior periods. PNC’s total capital did not change as a result of these adjustments for any periods presented.

202    The PNC Financial Services Group, Inc. – Form 10-K

We have allocated the allowances for loan and lease losses and for unfunded loan commitments and letters of credit based on our assessment of risk in each business segment’s loan portfolio. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from consolidated income from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through June 30, 2010 and the related third quarter 2010 after-tax gain on the sale of GIS that are reflected in discontinued operations. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, alternative investments, including private equity, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, investment management, and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, call centers and online banking channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Kentucky, Florida, Washington, D.C., Delaware, Virginia, Missouri, Wisconsin and Georgia.

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

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include financial and retirement planning, customized investment management, private banking, tailored credit solutions and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody, and retirement planning services. The institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments located primarily in our geographic footprint.

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint, and also originates loans through majority owned affiliates. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and sold, servicing retained, to secondary mortgage conduits FNMA, FHLMC, Federal Home Loan Banks and third-party investors, or are securitized and issued under the GNMA program. The mortgage servicing operation performs all functions related to servicing mortgage loans – primarily those in first lien position – for various investors and for loans owned by PNC. Certain loans originated through majority owned affiliates are sold to others.

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. BlackRock provides diversified investment management services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution. At December 31, 2011, our economic interest in BlackRock was 21%.

The PNC Financial Services Group, Inc. – Form 10-K    203

PNC received cash dividends from BlackRock of $212 million during 2011, $178 million during 2010, and $134 million during 2009.

Non-Strategic Assets Portfolio (formerly, Distressed Assets Portfolio) includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. We obtained the majority of these non-strategic assets through acquisitions of other companies, and most of these assets fall outside of our core business strategy.

204    The PNC Financial Services Group, Inc. – Form 10-K

Results Of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2011
Income Statement
Net interest income	$3,278	$3,344	$238	$201		$913	$726	$8,700
Noninterest income	1,762	1,252	649	747	$464	47	705	5,626
Total revenue	5,040	4,596	887	948	464	960	1,431	14,326
Provision for credit losses (benefit)	891	(124)	(24)	5		366	38	1,152
Depreciation and amortization	186	144	41	10			278	659
Other noninterest expense	3,917	1,686	646	787		275	1,135	8,446
Income (loss) from continuing operations before income taxes and noncontrolling interests	46	2,890	224	146	464	319	(20)	4,069
Income taxes (benefit)	15	1,015	83	59	103	119	(396)	998
Income from continuing operations before noncontrolling interests	$31	$1,875	$141	$87	$361	$200	$376	$3,071
Inter-segment revenue	$1	$20	$13	$7	$16	$(10)	$(47)
Average Assets (a)	$66,448	$81,043	$6,719	$11,270	$5,516	$13,119	$81,220	$265,335
2010
Income Statement
Net interest income	$3,433	$3,535	$256	$256		$1,229	$521	$9,230
Noninterest income	1,951	1,363	628	736	$462	(93)	899	5,946
Total revenue	5,384	4,898	884	992	462	1,136	1,420	15,176
Provision for credit losses	1,103	303	20	5		976	95	2,502
Depreciation and amortization	218	148	41	3			287	697
Other noninterest expense	3,838	1,673	606	560		250	989	7,916
Income (loss) from continuing operations before income taxes and noncontrolling interests	225	2,774	217	424	462	(90)	49	4,061
Income taxes (benefit)	81	980	80	155	111	(33)	(337)	1,037
Income (loss) from continuing operations before noncontrolling interests	$144	$1,794	$137	$269	$351	$(57)	$386	$3,024
Inter-segment revenue	$1	21	$13	$12	$22	$(12)	$(57)
Average Assets (a)	$67,428	$77,540	$6,954	$9,247	$5,428	$17,517	$80,788	$264,902
2009
Income Statement
Net interest income	$3,520	$3,801	$308	$332		$1,079	$43	$9,083
Noninterest income	2,199	1,433	611	996	$262	74	1,570	7,145
Total revenue	5,719	5,234	919	1,328	262	1,153	1,613	16,228
Provision for credit losses (benefit)	1,330	1,603	97	(4)		771	133	3,930
Depreciation and amortization	263	141	41	5			323	773
Other noninterest expense	3,906	1,659	613	627		246	1,249	8,300
Income (loss) from continuing operations before income taxes and noncontrolling interests	220	1,831	168	700	262	136	(92)	3,225
Income taxes (benefit)	84	641	63	265	55	52	(293)	867
Income from continuing operations before noncontrolling interests	$136	$1,190	$105	$435	$207	$84	$201	$2,358
Inter-segment revenue	$(3)	$11	$18	$6	$16	$(17)	$(31)
Average Assets (a)	$65,320	$84,689	$7,320	$8,420	$6,249	$22,844	$82,034	$276,876
(a)	Period-end balances for BlackRock.

The PNC Financial Services Group, Inc. – Form 10-K    205

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Selected Quarterly Financial Data

Dollars in millions, except per share data	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary Of Operations
Interest income	$2,534	$2,530	$2,547	$2,583	$2,671	$2,701	$2,873	$2,905
Interest expense	335	355	397	407	470	486	438	526
Net interest income	2,199	2,175	2,150	2,176	2,201	2,215	2,435	2,379
Noninterest income (a)	1,350	1,369	1,452	1,455	1,702	1,383	1,477	1,384
Total revenue	3,549	3,544	3,602	3,631	3,903	3,598	3,912	3,763
Provision for credit losses	190	261	280	421	442	486	823	751
Noninterest expense	2,719	2,140	2,176	2,070	2,340	2,158	2,002	2,113
Income from continuing operations before income taxes and noncontrolling interests	640	1,143	1,146	1,140	1,121	954	1,087	899
Income taxes	147	309	234	308	301	179	306	251
Income from continuing operations before noncontrolling interests	493	834	912	832	820	775	781	648
Income from discontinued operations, net of income taxes (b)						328	22	23
Net income	493	834	912	832	820	1,103	803	671
Less: Net income (loss) attributable to noncontrolling interests	17	4	(1)	(5)	(3)	2	(9)	(5)
Preferred stock dividends	24	4	24	4	24	4	25	93
Preferred stock discount accretion and redemptions	1		1		1	3	1	250
Net income attributable to common shareholders	$451	$826	$888	$833	$798	$1,094	$786	$333
Per Common Share Data
Book value	$61.52	$61.92	$60.02	$58.01	$56.29	$55.91	$52.77	$50.32
Basic earnings (c)
Continuing operations	0.86	1.57	1.69	1.59	1.52	1.45	1.45	0.62
Discontinued operations (b)						0.63	0.04	0.05
Net income	0.86	1.57	1.69	1.59	1.52	2.08	1.49	0.67
Diluted earnings (c)
Continuing operations	0.85	1.55	1.67	1.57	1.50	1.45	1.43	0.61
Discontinued operations (b)						0.62	0.04	0.05
Net income	0.85	1.55	1.67	1.57	1.50	2.07	1.47	0.66
(a)	Noninterest income included private equity gains/(losses) and net gains on sales of securities in each quarter as follows:

	2011				2010
in millions	Fourth	Third	Second	First	Fourth	Third	Second	First
Private equity gains/(losses)	$4	$46	$42	$53	$40	$63	$75	$41
Net gains on sales of securities	62	68	82	37	68	121	147	90
(b)	Includes results of operations for PNC Global Investment Servicing Inc. (GIS) and the related after-tax gain on sale. We sold GIS effective July 1, 2010, resulting in a pretax gain $639 million, or $328 million after taxes, recognized during the third quarter 2010.
(c)	The sum of the quarterly amounts for 2011 and 2010 does not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

206    The PNC Financial Services Group, Inc. – Form 10-K

Analysis Of Year-To-Year Changes In Net Interest Income

	2011/2010			2010/2009
	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
Taxable-equivalent basis - in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$91	$(108)	$(17)	$69	$(196)	$(127)
Non-agency	(102)	(62)	(164)	(170)	(52)	(222)
Commercial mortgage-backed	(11)	(22)	(33)	(56)	(17)	(73)
Asset-backed	35	(34)	1	18	(80)	(62)
US Treasury and government agencies	(87)	(10)	(97)	87	(13)	74
State and municipal	27	(15)	12	5		5
Other debt	15	(7)	8	42	(9)	33
Corporate stocks and other					(3)	(3)
Total securities available for sale	(24)	(266)	(290)	132	(507)	(375)
Securities held to maturity
Residential mortgage-backed	83		83
Commercial mortgage-backed	38	(24)	14	97	(14)	83
Asset-backed	(33)	(13)	(46)	45	(49)	(4)
State and municipal	12		12
Other	12	(8)	4	(2)	2
Total securities held to maturity	90	(23)	67	135	(56)	79
Total investment securities	69	(292)	(223)	274	(570)	(296)
Loans
Commercial	258	(222)	36	(363)	(37)	(400)
Commercial real estate	(192)	26	(166)	(222)	(25)	(247)
Equipment lease financing	(3)	(13)	(16)	4	23	27
Consumer	(18)	(174)	(192)	136	(16)	120
Residential real estate	(176)	(150)	(326)	(227)	100	(127)
Total loans	(93)	(571)	(664)	(644)	17	(627)
Loans held for sale	(9)	(61)	(70)	(87)	80	(7)
Federal funds sold and resale agreements	7	(11)	(4)	1	(6)	(5)
Other	(15)	44	29	(100)	111	11
Total interest-earning assets	$(20)	$(912)	$(932)	$(690)	$(234)	$(924)
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$2	$(79)	$(77)	$27	$(314)	$(287)
Demand	3	(13)	(10)	4	(38)	(34)
Savings	3	(1)	2	1	(2)	(1)
Retail certificates of deposit	(120)	(80)	(200)	(197)	(218)	(415)
Other time	(12)	3	(9)	(75)	37	(38)
Time deposits in foreign offices	(1)		(1)	(2)	(1)	(3)
Total interest-bearing deposits	(38)	(257)	(295)	(128)	(650)	(778)
Borrowed funds
Federal funds purchased and repurchase agreements		(6)	(6)		(3)	(3)
Federal Home Loan Bank borrowings	(26)	8	(18)	(70)	(59)	(129)
Bank notes and senior debt	(38)	(30)	(68)	(7)	(116)	(123)
Subordinated debt	(36)	(13)	(49)	(31)	(64)	(95)
Other	3	5	8	32	(17)	15
Total borrowed funds	(102)	(31)	(133)	(110)	(225)	(335)
Total interest-bearing liabilities	(100)	(328)	(428)	(231)	(882)	(1,113)
Change in net interest income	$(17)	$(487)	$(504)	$(543)	$732	$189

Changes attributable to rate/volume are prorated into rate and volume components.

The PNC Financial Services Group, Inc. – Form 10-K    207

Average Consolidated Balance Sheet And Net Interest Analysis

	2011			2010			2009
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$25,892	$894	3.45%	$23,437	$911	3.89%	$21,889	$1,038	4.74%
Non-agency	7,413	394	5.31	9,240	558	6.04	11,993	780	6.50
Commercial mortgage-backed	3,461	158	4.57	3,679	191	5.19	4,748	264	5.56
Asset-backed	3,402	84	2.47	2,240	83	3.71	1,963	145	7.39
US Treasury and government agencies	4,308	114	2.65	7,549	211	2.80	4,477	137	3.06
State and municipal	2,002	91	4.55	1,445	79	5.47	1,354	74	5.47
Other debt	3,350	87	2.60	2,783	79	2.84	1,327	46	3.47
Corporate stocks and other	428			448			398	3	.75
Total securities available for sale	50,256	1,822	3.63	50,821	2,112	4.16	48,149	2,487	5.17
Securities held to maturity
Residential mortgage-backed	2,424	83	3.42
Commercial mortgage-backed	4,444	220	4.95	3,711	206	5.55	1,990	123	6.18
Asset-backed	1,985	43	2.17	3,409	89	2.61	2,085	93	4.46
State and municipal	271	12	4.43	8			8
Other	308	10	3.25	41	6	14.63	63	6	9.52
Total securities held to maturity	9,432	368	3.90	7,169	301	4.20	4,146	222	5.35
Total investment securities	59,688	2,190	3.67	57,990	2,413	4.16	52,295	2,709	5.18
Loans
Commercial	59,437	2,924	4.92	54,339	2,888	5.31	61,183	3,288	5.37
Commercial real estate	16,767	879	5.24	20,435	1,045	5.11	24,775	1,292	5.21
Equipment lease financing	6,219	309	4.97	6,276	325	5.18	6,201	298	4.81
Consumer	54,669	2,673	4.89	55,015	2,865	5.21	52,368	2,745	5.24
Residential real estate	14,924	883	5.92	17,709	1,209	6.83	21,116	1,336	6.33
Total loans	152,016	7,668	5.04	153,774	8,332	5.42	165,643	8,959	5.41
Loans held for sale	2,768	193	6.97	2,871	263	9.16	3,976	270	6.79
Federal funds sold and resale agreements	2,297	33	1.44	1,899	37	1.95	1,865	42	2.25
Other	7,571	214	2.83	8,215	185	2.25	14,708	174	1.18
Total interest-earning assets/interest income	224,340	10,298	4.59	224,749	11,230	5.00	238,487	12,154	5.10
Noninterest-earning assets:
Allowance for loan and lease losses	(4,656)			(5,144)			(4,316)
Cash and due from banks	3,565			3,569			3,648
Other	42,086			41,728			39,057
Total assets	$265,335			$264,902			$276,876
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$58,765	$184	.31%	$58,264	$261	.45%	$55,326	$548	.99%
Demand	27,563	23	.08	25,025	33	.13	23,477	67	.29
Savings	8,185	15	.18	7,005	13	.19	6,495	14	.22
Retail certificates of deposit	34,009	428	1.26	42,933	628	1.46	54,584	1,043	1.91
Other time	405	13	3.21	813	22	2.71	5,009	60	1.20
Time deposits in foreign offices	2,410	5	.21	2,785	6	.22	3,637	9	.25
Total interest-bearing deposits	131,337	668	.51	136,825	963	.70	148,528	1,741	1.17
Borrowed funds
Federal funds purchased and repurchase agreements	4,469	7	.16	4,309	13	.30	4,439	16	.36
Federal Home Loan Bank borrowings	5,305	53	1.00	7,996	71	.89	14,177	200	1.41
Bank notes and senior debt	11,202	252	2.25	12,790	320	2.50	12,981	443	3.41
Subordinated debt	8,942	456	5.10	9,647	505	5.23	10,191	600	5.89
Other	5,808	58	1.00	5,438	50	.92	2,345	35	1.49
Total borrowed funds	35,726	826	2.31	40,180	959	2.39	44,133	1,294	2.93
Total interest-bearing liabilities/interest expense	167,063	1,494	.89	177,005	1,922	1.09	192,661	3,035	1.58
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	51,707			45,076			41,416
Allowance for unfunded loan commitments and letters of credit	203			239			328
Accrued expenses and other liabilities	11,040			11,015			12,179
Equity	35,322			31,567			30,292
Total liabilities and equity	$265,335			$264,902			$276,876
Interest rate spread			3.70			3.91			3.52
Impact of noninterest-bearing sources			.22			.23			.30
Net interest income/margin		$8,804	3.92%		$9,308	4.14%		$9,119	3.82%

208    The PNC Financial Services Group, Inc. – Form 10-K

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities. The interest-earning deposits with the Federal Reserve are included in the “Other” interest-earning assets category.

Loan fees for the years ended December 31, 2011, 2010, and 2009 were $175 million, $154 million, and $162 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2011, 2010, and 2009 were $104 million, $81 million, and $65 million, respectively.

LOANS OUTSTANDING

December 31 – in millions	2011 (a)	2010 (a)	2009 (a)	2008 (a)	2007
Commercial lending
Commercial	$65,694	$55,177	$54,818	$69,220	$28,952
Commercial real estate	16,204	17,934	23,131	25,736	8,903
Equipment lease financing	6,416	6,393	6,202	6,461	2,514
TOTAL COMMERCIAL LENDING	88,314	79,504	84,151	101,417	40,369
Consumer lending
Home equity	33,089	34,226	35,947	38,276	14,447
Residential real estate	14,469	15,999	19,810	21,583	9,557
Credit card	3,976	3,920	2,569	2,237	247
Other consumer	19,166	16,946	15,066	11,976	3,699
TOTAL CONSUMER LENDING	70,700	71,091	73,392	74,072	27,950
Total loans	$159,014	$150,595	$157,543	$175,489	$68,319
(a)	Includes the impact of National City, which we acquired on December 31, 2008.

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 - dollars in millions	2011 (a)	2010 (a)	2009 (a)	2008 (a)	2007
Nonperforming loans
Commercial	$899	$1,253	$1,806	$576	$193
Commercial real estate	1,345	1,835	2,140	766	214
Equipment lease financing	22	77	130	97	3
TOTAL COMMERCIAL LENDING	2,266	3,165	4,076	1,439	410
Consumer (b)
Home equity	529	448	356	66	16
Residential real estate (c)	726	818	1,203	153	27
Credit card (d)	8
Other consumer	31	35	36	4	1
TOTAL CONSUMER LENDING	1,294	1,301	1,595	223	44
Total nonperforming loans (e)	3,560	4,466	5,671	1,662	454
OREO and foreclosed assets
Other real estate owned (OREO) (f)	561	589	484	422	41
Foreclosed and other assets	35	68	49	16
TOTAL OREO AND FORECLOSED ASSETS	596	657	533	438	41
Total nonperforming assets	$4,156	$5,123	$6,204	$2,100	$495
Nonperforming loans to total loans	2.24%	2.97%	3.60%	.95%	.66%
Nonperforming assets to total loans, OREO and foreclosed assets	2.60	3.39	3.92	1.19	.72
Nonperforming assets to total assets	1.53	1.94	2.30	.72	.36
Interest on nonperforming loans
Computed on original terms	$278	$329	$302	$115	$51
Recognized prior to nonperforming status	47	53	90	60	32
Past due loans
Accruing loans past due 90 days or more (g)	$2,973	$2,709	$2,698	$1,321	$136
As a percentage of total loans	1.87%	1.80%	1.71%	.75%	.20%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more (h)	$49	$65	$72	$40	$8
As a percentage of total loans held for sale	1.67%	1.86%	2.84%	.92%	.20%

The PNC Financial Services Group, Inc. – Form 10-K    209

(a)	Includes the impact of National City, which we acquired on December 31, 2008.
(b)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)	Effective in 2011, nonperforming residential real estate excludes loans of $61 million accounted for under the fair value option as of December 31, 2011. The comparable balances for prior periods presented were not material.
(d)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due. We continue to charge off these loans at 180 days past due.
(e)	Includes TDRs of $1,141 million at December 31, 2011, $784 million at December 31, 2010, $440 million at December 31, 2009 and $2 million at December 31, 2007. Nonperforming loans do not include government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	Other real estate owned excludes $280 million, $178 million, $112 million, $81 million and zero at December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(g)	Amounts include government insured or guaranteed consumer loans totaling $2,474 million, $2,167 million, $1,814 million, $926 million and $8 million at December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Past due loan amounts exclude purchased impaired loans as they are considered current loans due to the accretion of interest income.
(h)	Amounts include government insured or guaranteed consumer loans held for sale totaling $15 million, $22 million, and $27 million at December 31, 2011, December 31, 2010, and December 31, 2009, respectively. Government insured or guaranteed consumer loans held for sale were zero for the other periods presented.

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 - dollars in millions	2011	2010	2009	2008	2007
Allowance for loan and lease losses – January 1	$4,887	$5,072	$3,917	$830	$560
Charge-offs
Commercial	(700)	(1,227)	(1,276)	(301)	(156)
Commercial real estate	(464)	(670)	(510)	(165)	(16)
Equipment lease financing	(35)	(120)	(149)	(3)
Consumer (a)	(912)	(1,069)	(961)	(143)	(73)
Residential real estate	(153)	(406)	(259)	(6)
Total charge-offs	(2,264)	(3,492)	(3,155)	(618)	(245)
Recoveries
Commercial	332	294	181	53	30
Commercial real estate	105	77	38	10	1
Equipment lease financing	50	56	27	1
Consumer (a)	127	110	105	15	14
Residential real estate	11	19	93
Total recoveries	625	556	444	79	45
Net charge-offs	(1,639)	(2,936)	(2,711)	(539)	(200)
Provision for credit losses (b)	1,152	2,502	3,930	1,517	315
Acquired allowance – National City			(112)	2,224
Other	(1)			20	152
Adoption of ASU 2009-17, Consolidations		141
Net change in allowance for unfunded loan commitments and letters of credit	(52)	108	48	(135)	3
Allowance for loan and lease losses – December 31	$4,347	$4,887	$5,072	$3,917	$830
Allowance as a percent of December 31:
Loans	2.73%	3.25%	3.22%	2.23%	1.21%
Nonperforming loans	122	109	89	236	183
As a percent of average loans
Net charge-offs	1.08	1.91	1.64	.74	.32
Provision for credit losses	.76	1.63	2.37	2.09	.50
Allowance for loan and lease losses	2.86	3.18	3.06	5.38	1.33
Allowance as a multiple of net charge-offs	2.65x	1.66x	1.87x	7.27x	4.15x
(a)	Includes home equity, credit card and other consumer.
(b)	Amount for 2008 included a $504 million conforming provision for credit losses related to National City.

210    The PNC Financial Services Group, Inc. – Form 10-K

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. For purposes of this presentation, a portion of the allowance for loan and lease losses has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. At December 31, 2011, the portion of the reserves for these factors was $16 million.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2011		2010		2009		2008		2007
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$1,180	41.3%	$1,387	36.7%	$1,869	34.8%	$1,668	39.4%	$564	42.4%
Commercial real estate	753	10.2	1,086	11.9	1,305	14.7	833	14.7	153	13.0
Equipment lease financing	62	4.0	94	4.2	171	3.9	179	3.7	36	3.7
Consumer (a)	1,458	35.4	1,227	36.6	957	34.0	929	29.9	68	26.9
Residential real estate	894	9.1	1,093	10.6	770	12.6	308	12.3	9	14.0
Total	$4,347	100.0%	$4,887	100.0%	$5,072	100.0%	$3,917	100.0%	$830	100.0%

(a)	Includes home equity, credit card and other consumer.

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2011 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$20,508	$37,031	$8,155	$65,694
Commercial real estate - Real estate projects	6,014	4,442	184	10,640
Total	$26,522	$41,473	$8,339	$76,334
Loans with:
Predetermined rate	$5,546	$9,585	$2,635	$17,766
Floating or adjustable rate	20,976	31,888	5,704	58,568
Total	$26,522	$41,473	$8,339	$76,334

At December 31, 2011, we had no pay-fixed interest rate swaps designated to commercial loans as part of fair value hedge strategies. At December 31, 2011, $13.9 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month and 3 month LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $1.8 billion at December 31, 2011, substantially all of which were in denominations of $100,000 or more.

The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2011 – in millions	Domestic Certificates of Deposit
Three months or less	$3,534
Over three through six months	1,908
Over six through twelve months	1,835
Over twelve months	2,093
Total	$9,370

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared
2011 Quarter
First	$65.19	$59.67	$62.99	$.10
Second	64.37	55.56	59.61	.35
Third	61.21	42.70	48.19	.35
Fourth	58.70	44.74	57.67	.35
Total				$1.15
2010 Quarter
First	$61.80	$50.46	$59.70	$.10
Second	70.45	56.30	56.50	.10
Third	62.99	49.43	51.91	.10
Fourth	61.79	50.69	60.72	.10
Total				$.40

The PNC Financial Services Group, Inc. – Form 10-K    211

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	None.

(b)	None.

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

We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2011 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2011. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Annual Report on Form 10-K.

(b)	Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As of December 31, 2011, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and

Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2011, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Election of Directors (Item 1),” and “Corporate Governance – Board committees – Audit Committee,” and “Director and Executive Officer Relationships – Family relationships” in our Proxy Statement to be filed for the 2012 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Director and Executive Officer Relationships – Section 16(a) beneficial ownership reporting compliance” in our Proxy Statement to be filed for the 2012 annual meeting of shareholders and is incorporated herein by reference.

Additional information regarding our executive officers and our directors is included in Part I of this Report under the captions “Executive Officers of the Registrant” and “Directors of the Registrant.”

Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the caption “Corporate Governance – Our code of ethics” in our Proxy Statement to be filed for the 2012 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics

212    The PNC Financial Services Group, Inc. – Form 10-K

that applies to our directors or executive officers (including the Chairman and Chief Executive Officer, the Chief Financial Officer and the Controller) will be posted at this internet address.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Corporate Governance – Board committees – Personnel and Compensation Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” and “Compensation Tables” in our Proxy Statement to be filed for the 2012 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e) (5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Directors and Executive Officers” in our Proxy Statement to be filed for the 2012 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2011 is included in the table which follows. Also included in the notes to the table is information regarding awards or portions of awards under our 2006 Incentive Award Plan that, by their terms, are payable only in cash. Additional information regarding these plans is included in Note 15 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2011

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan (Note 1)			1,945,317
Stock Options	5,653,196	$60.08
2006 Incentive Award Plan (Note 2 and Note 3)
Stock Options	11,770,825	$51.69	31,830,226
Incentive Performance Unit Awards (Note 4)	394,048	N/A
Stock-Payable Restricted Stock Units (Note 5)	561,147	N/A
1996 Executive Incentive Award Plan
Incentive Awards		N/A	(Note 6)
Employee Stock Purchase Plan (Note 7)			1,528,879
Total approved by security holders	18,379,216		35,304,422
Equity compensation plans not approved by security holders (Note 8)
Former National City Corporation Equity-Based Compensation Plans, including stock options	1,818,244	$684.40
Former Sterling Financial Corporation Stock Option Plan	65,760	$71.81
Total not approved by security holders	1,884,004
Total	20,263,220		35,304,422
N/A – not applicable

The PNC Financial Services Group, Inc. – Form 10-K    213

Note 1 – After shareholder approval of the 2006 Incentive Award Plan at the 2006 annual meeting of PNC’s shareholders on April 25, 2006 (see Note 2 below), no further grants were permitted under the 1997 Long-Term Incentive Award Plan, other than for the exercise of options still subject to a reload feature. As of December 31, 2011, the number of remaining shares reserved under this plan for that purpose was 1,945,317.

Note 2 – The 2006 Incentive Award Plan was adopted by the Board on February 15, 2006 and approved by the PNC shareholders at the 2006 annual meeting on April 25, 2006. The plan initially authorized up to 40,000,000 shares of common stock for issuance under the plan, subject to adjustment in certain circumstances. If and to the extent that stock options and stock appreciation rights (“SARs”) granted under the plan, or granted under the prior plan and outstanding on the approval date of the plan, terminate, expire or are cancelled, forfeited, exchanged or surrendered after the effective date of the plan without being exercised or if any share awards, share units, dividend equivalents or other share-based awards are forfeited or terminated, or otherwise not paid in full, after the effective date of the plan, the shares subject to such grants become available again for purposes of the plan. Shares available for issuance under this plan are also reduced by the number of any shares used in payment of bonuses under the 1996 Executive Incentive Award Plan.

The plan was most recently amended and restated incorporating amendments adopted by the Board and approved by PNC’s shareholders at the 2011 annual meeting of shareholders, effective as of March 11, 2011. These amendments incorporate, among other things, an increase to the overall limit on the number of shares that may be awarded under the plan to 46,000,000, and a new requirement that each award of a share (other than pursuant to a stock option or SAR) granted after that effective date will reduce the aggregate plan limit by 2.5 shares, while each award of a share pursuant to a stock option or SAR will reduce the aggregate plan limit by one share.

Note 3 – Under the 2006 Incentive Award Plan, awards or portions of awards that, by their terms, are payable only in cash do not reduce the number of shares that remain available for issuance under the plan (the number in column (c)). During 2011, a total of 560,544 cash-payable share units plus cash-payable dividend equivalents with respect to 505,866 of those share units were granted under the plan. This number includes an incremental change in the cash-payable portion of the 2010 and 2011 incentive performance unit award grants described in Note 4 below (net of forfeitures), a separate 2011 incentive performance unit award grant payable solely in cash, and 2011 grants of share units (some of which include rights to cash dividend equivalents) payable solely in cash. Payments are subject to the conditions of the individual grants, including, where applicable, the achievement of any performance goals or service requirement established for such grants. The comparable amount for 2009 was 1,030,824 cash-payable share units plus cash-payable dividend equivalents with respect to 379,979 cash-payable restricted share units, and the comparable amount for 2010 was 367,365 cash-payable share units plus cash-payable dividend equivalents with respect to 211,573 cash-payable restricted share units.

Note 4 – These incentive performance unit awards provide for the issuance of shares of common stock (up to a target number of shares) based on the degree to which corporate performance goals established by the Personnel and Compensation Committee have been achieved, subject to potential negative adjustment based on certain risk-related performance metrics, and, if a premium level of such performance is achieved, for further payment in cash. The numbers in column (a) of this table for these awards reflect the maximum number of shares that could be issued pursuant to grants outstanding at December 31, 2011 upon achievement of the performance goals and other conditions of the grants. At the premium level of performance, a further maximum payout of cash equivalents for the same number of share units, plus the incremental change described in Note 3, could also be payable subject to the other conditions of the grants. Grants under the 2006 Incentive Award Plan were made in the first quarter of 2008, 2010, and 2011.

Note 5 – These stock-payable restricted stock units include 2011 grants of performance-based restricted share units (with the units payable solely in stock and related dividend equivalents payable solely in cash) that have a service condition, an internal risk-related performance condition and a market condition. The number in column (a) includes the maximum number of shares that could be issued pursuant to grants of this type of award outstanding at December 31, 2011 upon achievement of the performance and market conditions and other conditions of the grants. Cash-payable dividend equivalents were granted with respect to all of these stock-payable restricted stock units.

Note 6 – The 1996 Executive Incentive Award Plan is a shareholder-approved plan that enables PNC to pay annual bonuses to its senior executive officers based upon the achievement of specified levels of performance. The plan as amended and restated as of January 1, 2007 was adopted by the Board on February 14, 2007 and approved by the PNC shareholders at the 2007 annual meeting on April 24, 2007. The plan does not specify a fixed share amount for awards under the plan. Rather, it provides for maximum bonus awards for a given period (generally a year) for each individual plan participant of 0.2% of incentive income for that period. Incentive income is based on PNC’s consolidated pre-tax net income as further adjusted for the impact of changes in

214    The PNC Financial Services Group, Inc. – Form 10-K

tax law, extraordinary items, discontinued operations, acquisition and merger integration costs, and for the impact of PNC’s obligation to fund certain BlackRock long-term incentive programs. Although the size of awards under the plan is dollar-denominated, payment may be made in cash, in stock, or in a combination of cash and stock.

Note 7 – The purchase price for shares sold under the plan represents 95% of the fair market value on the last day of each six-month offering period.

Note 8 – The plans in this section of the table reflect awards under pre-acquisition plans of National City Corporation and Sterling Financial Corporation, respectively. National City was merged into PNC on December 31, 2008 and Sterling was merged into PNC on April 4, 2008. Pursuant to the respective merger agreements for these acquisitions, common shares of National City or Sterling, as the case may be, issuable upon the exercise or settlement of various equity awards granted under the National City or Sterling plans were converted into corresponding awards covering PNC common stock. Additional information is included in Note 15 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report and in Note 16 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2008 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Director and Executive Officer Relationships – Director independence, – Transactions with directors, – Indemnification and advancement of costs, and – Related person transactions policies and procedures” in our Proxy Statement to be filed for the 2012 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Independent Registered Public Accounting Firm (Item 2) – Audit and non-audit fees” in our Proxy Statement to be filed for the 2012 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 are filed with this Report as Exhibit 99.2 and incorporated herein by reference.

EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-8 of this Form 10-K are filed with this Report or are incorporated herein by reference.

The PNC Financial Services Group, Inc. – Form 10-K    215

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PNC Financial Services Group, Inc.

(Registrant)

By:	/s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President and Chief Financial Officer
February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 29, 2012.

Signature	Capacities

/s/ James E. Rohr James E. Rohr	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard J. Johnson Richard J. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gregory H. Kozich Gregory H. Kozich	Senior Vice President and Controller (Principal Accounting Officer)

* Richard O. Berndt; Charles E. Bunch; Paul W. Chellgren; Kay Coles James; Richard B. Kelson; Bruce C. Lindsay; Anthony A. Massaro; Jane G. Pepper; Donald J. Shepard; Lorene K. Steffes; Dennis F. Strigl; Thomas J. Usher; George H. Walls, Jr.; and Helge H. Wehmeier	Directors

*By:	/s/ George P. Long, III
George P. Long, III, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

216    The PNC Financial Services Group, Inc. – Form 10-K

Exhibit Index

Exhibit No.	Description	Method of Filing +

2.1

Stock Purchase Agreement, dated as of June 19, 2011, among the corporation, RBC USA Holdco Corporation and Royal Bank of Canada (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed June 20, 2011

3.1	Articles of Incorporation of the Corporation, as amended effective as of January 2, 2009	Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K)

3.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.3	By-Laws of the Corporation, as amended and restated effective as of February 12, 2009	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K filed February 19, 2009

4.1

There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve securities percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long- term debt of the Corporation and its subsidiaries on request.

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.3	Terms of 7.00% Non-Cumulative Preferred Stock, Series H	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.4	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.5	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.6	Terms of Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series K	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.7	Terms of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.8	Terms of Non-Cumulative Perpetual Preferred Stock, Series M	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.9	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

4.10	Warrants for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 (included as part of Exhibit 4.1) of the Corporation’s Form 8-A filed April 30, 2010

4.11	Deposit Agreement dated May 21, 2008, between the Corporation, PNC Bank, National Association, and the holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K filed May 27, 2008

PNC Financial Services Group, Inc. – Form 10-K    E-1

4.12

Deposit Agreement dated January 30, 2008 by and among National City Corporation, Wilmington Trust Company, National City Bank as Transfer Agent and Registrar, and all holders from time to time of Receipts issued pursuant thereto

Incorporated herein by reference to Exhibit 4.2 of the Form 8-A filed by National City Corporation on January 30, 2008

4.13	Letter Agreement dated as of December 31, 2008 between the Corporation and Wilmington Trust Company	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Form 8-A filed December 31, 2008

4.14	Deposit Agreement dated July 27, 2011, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

4.15

Stock Purchase Contract between National City Corporation and National City Preferred Capital Trust I acting through the Bank of New York Trust Company, N.A. as Property Trustee, dated January 30, 2008

Incorporated herein by reference to Exhibit 4.7 of the Form 8-A filed by National City Corporation (Commission File No. 001-10074) on January 30, 2008

4.16	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.9 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (3rd Quarter 2004 Form 10-Q)

4.17	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note with Maturity of more Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.10 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.18	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.19	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note with Maturity of more Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.12 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.20	Exchange Agreement, dated as of March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II	Incorporated herein by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K filed March 30, 2007

4.21	First Supplemental Indenture, dated as of February 13, 2008, between the Corporation and The Bank of New York	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K filed February 13, 2008

4.22	Exchange Agreement, dated as of February 19, 2008, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust III	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed February 19, 2008

10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (2nd Quarter 2004 Form 10-Q)*

10.2	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 to the Corporation’s 2008 Form 10-K*

10.3	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K)*

10.4	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

E-2    PNC Financial Services Group, Inc. – Form 10-K

10.5	Amendment to the Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K)*

10.6	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 to the Corporation’s 2008 Form 10-K*

10.7	Amendment 2009-1 to the Corporation’s ERISA Excess Plan as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2009 Form 10-K*

10.8	Amendment 2011-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Filed herewith*

10.9	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.10	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2008 Form 10-K*

10.11	Amendment 2009-1 to the Corporation’s Key Executive Equity Program as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 to the Corporation’s 2009 Form 10-K*

10.12	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.13	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.14	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (2nd Quarter 2009 Form 10-Q)*

10.15	Amendment 2009-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2009 Form 10-K*

10.16	Second Amendment to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s 2010 Form 10-K*

10.17	The Corporation’s Supplemental Incentive Savings Plan, as amended and Restated effective January 1, 2010	Filed herewith*

10.18	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.19	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.20	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 to the Corporation’s 2nd Quarter 2009 Form 10-Q*

10.21	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 to the Corporation’s 2009 Form 10-K*

10.22	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s 2010 Form 10-K*

10.23	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Filed herewith*

PNC Financial Services Group, Inc. – Form 10-K    E-3

10.24	AJCA transition amendments to the Corporation’s Supplemental Incentive Savings Plan and the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K)*

10.25	Further AJCA transition amendments to the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.12 to the Corporation’s 2008 Form 10-K*

10.26	The Corporation and Affiliates Deferred Compensation and Incentive Plan, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8 No.333-177896 filed November 10, 2011*

10.27	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 1O-Q for the quarter ended March 31, 2011 (1st Quarter 2011 Form 10-Q)*

10.28	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Filed herewith*

10.29	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.30	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K)*

10.31	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.12 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (1st Quarter 2004 Form 10-Q)*

10.32	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2012	Filed herewith*

10.33	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q*

10.34	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2012	Filed herewith*

10.35	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (3rd Quarter 2005 Form 10-Q)*

10.36	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.37	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Filed herewith*

10.38	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Corporation on December 31, 2008

10.39	Amendment 2011-1 to the Corporation’s Employee Stock Purchase Plan, as amended and restated effective January 1, 2009	Filed herewith

E-4    PNC Financial Services Group, Inc. – Form 10-K

10.40	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.41	2005 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K)*

10.42	2006 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2005 Form 10-K*

10.43	Forms of employee stock option and restricted stock agreements under 2006 Incentive Award Plan	Incorporated by reference to Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*

10.44	2006 forms of employee incentive performance unit and senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 (2006 Form 10-K)*

10.45	2007 forms of employee stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.21 of the Corporation’s 2006 Form 10-K*

10.46	2006-2007 forms of employee incentive performance units agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (2nd Quarter 2007 Form 10-Q)*

10.47	2008 forms of employee stock option and restricted stock/share unit agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 2007 Form 10-K*

10.48	2008 forms of employee performance units agreements	Incorporated herein by reference to Exhibit 10.33 to the Corporation’s 2008 Form 10-K*

10.49	Form of employee stock option agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.50	Form of employee restricted stock agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.51	Form of employee stock option agreement with performance vesting schedule	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.52	2009 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated by reference to Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009*

10.53	Form of agreement regarding portion of salary payable in stock units	Incorporated by reference to Exhibit 10.63 to the Corporation’s Current Report on Form 8-K filed August 21, 2009*

10.54	Form of agreement for long-term restricted stock	Incorporated by reference to Exhibit 10.64 to the Corporation’s Current Report on Form 8-K filed December 23, 2009*

10.55	Form of agreement for long-term stock	Incorporated by reference to Exhibit 10.65 to the Corporation’s Current Report on Form 8-K filed December 23, 2009*

10.56	2010 forms of employee stock option, restricted stock, and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.48 to the Corporation’s 2009 Form 10-K*

PNC Financial Services Group, Inc. – Form 10-K    E-5

10.57	2010 forms of employee performance units agreements	Incorporated herein by reference to Exhibit 10.75 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010*

10.58	2011 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated herein by reference to Exhibit 10.71 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.59	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.60	2005 form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*

10.61	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.39 to the Corporation’s 2008 Form 10-K*

10.62	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.72 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.63	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.64	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s 2010 Form 10-K

10.65	BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan

Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) (referred to herein as Old BlackRock) for the quarter ended September 30, 2002 (Old BlackRock 3rd Quarter 2002 Form 10-Q)

10.66	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Old BlackRock (Commission File No. 001-15305) for the quarter ended March 31, 2004

10.67	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the Annual Report on Form 10-K of Old BlackRock (Commission File No. 001-15305) for the year ended December 31, 2004

10.68	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and the Corporation	Incorporated herein by reference to the Old BlackRock 3rd Quarter 2002 Form 10-Q

10.69	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among Old BlackRock, PNC Bancorp, Inc. and the Corporation	Incorporated herein by reference to the Current Report on Form 8-K of Old BlackRock (Commission File No. 001-15305) filed February 22, 2006 (Old BlackRock February 22, 2006 Form 8-K)

E-6    PNC Financial Services Group, Inc. – Form 10-K

10.70	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed June 14, 2007

10.71	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.72	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.73	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed June 17, 2009

10.74

PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q

10.75

Stock Purchase Agreement, dated as of June 19, 2011, among the corporation, RBC USA Holdco Corporation and Royal Bank of Canada (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed June 20, 2011

10.76	Stock Purchase Agreement, dated as of February 1, 2010, by and between the Corporation and The Bank of New York Mellon Corporation	Incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1

Form of Order of the Securities and Exchange Commission Instituting Public Administrative Procedures Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease- and-Desist Order

Incorporated herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated and filed July 18, 2002

99.2	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2011 and 2010 and for each of the three years ended December 31, 2011	Filed herewith

PNC Financial Services Group, Inc. – Form 10-K    E-7

99.3	Consent order between The PNC Financial Services Group, Inc. and the Board of Governors of the Federal Reserve System	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

99.4	Consent order between PNC Bank, National Association and the Office of the Comptroller of the Currency	Incorporated herein by reference to Exhibit 99.2 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

101	Interactive Data File (XBRL)	Filed herewith
+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, to filings by National City Corporation are to SEC File No. 001-10074, to filings by BlackRock through its second quarter 2006 Form 10-Q (referred to herein as Old BlackRock) are to BlackRock Holdco 2, Inc. SEC File No. 001-15305, and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference

Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The Exhibits are also available as part of this

Form 10-K on PNC’s corporate website at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of Exhibits without charge by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com. The Interactive Data File (XBRL) exhibit is only available electronically.

E-8    PNC Financial Services Group, Inc. – Form 10-K