Form 10-K/A
period 2011-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2012-03-14
CIK 713676

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

FORM 10-K/A AMENDMENT NO. 1

EXPLANATORY NOTE

The PNC Financial Services Group, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 29, 2011, to amend and restate Item 1 “Business” and Item 1A “Risk Factors” to correct typographical errors in these two Items. Each of these typographical errors involved text being inadvertently moved from one location to another in these Items by our outside printer shortly before filing. This Amendment No. 1 restores the inadvertently misplaced text to the proper locations and otherwise makes no changes to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 includes new certifications by our principal executive officer and principal financial officer.

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

6    The PNC Financial Services Group, Inc. – Form 10-K

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

Because of PNC’s ownership interest in BlackRock, BlackRock is subject to the supervision and regulation of the Federal Reserve.

Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is

The PNC Financial Services Group, Inc. – Form 10-K    7

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

8    The PNC Financial Services Group, Inc. – Form 10-K

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

CFPB Regulation and Supervision. The Dodd-Frank Act gives the CFPB authority to examine PNC and PNC Bank, N.A. for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to credit card, deposit, mortgage and other consumer financial products and services we offer. In addition, Dodd-Frank gives the CFPB broad authority to take corrective action against PNC Bank, N.A. and PNC as it deems appropriate. The CFPB also has powers that it was assigned in Dodd-Frank to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive. The agency also has authority to impose new disclosure requirements for any consumer financial product or service. These authorities are in addition to the authority the CFPB assumed on July 21, 2011 under existing consumer financial law governing the provision of consumer financial products and services.

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

The PNC Financial Services Group, Inc. – Form 10-K    9

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

10    The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K    11

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

12    The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K    13

uncertainty and we are closely monitoring regulatory developments related to the Volcker Rule. The manner in which the questions posed by the proposed rules are addressed by the agencies will have an important influence on the impact of the final rules on PNC. Although PNC no longer has a designated proprietary trading operation, the proposed rules broadly define what constitutes potentially prohibited “proprietary trading,” thereby making the scope of the statutory and regulatory exemptions for trading activities, including the exemptions for hedging activities and customer trading, all the more important. Until more is known about how the final rules will define “proprietary trading” and the scope of permissible trading activities, it is not possible to determine the impact to PNC of the proprietary trading prohibition. However, any meaningful limitation on PNC’s ability to hedge its risks in the ordinary course or to trade on behalf of customers would likely be adverse to PNC’s business and results of operations. In addition, the proposed rules contain extensive compliance and recordkeeping requirements related to permissible trading activities. Such requirements, if included in a final rule, could increase the costs of hedging or other types of permissible transactions and potentially result in PNC not engaging in certain transactions, or types of transactions, in which we would otherwise engage. With respect to the restrictions on private equity and hedge fund activities, as of December 31, 2011, PNC held interests in such funds likely to be covered totaling approximately $880 million and sponsored three such funds with total invested capital of approximately $441 million. PNC expects that over time it will need to eliminate these investments and cease sponsoring these funds, although it is likely that at least some of these amounts will reduce over time in the ordinary course before compliance is required, and the Volcker Rule also permits extensions of the compliance date under some circumstances. A forced sale of some of these investments due to the Volcker Rule could result in PNC receiving less value than it would otherwise have received. Depending on the provisions of the final rule, it is possible that other structures through which PNC conducts business, such as operating subsidiaries, joint ventures or securitization vehicles, but that are not typically referred to as private equity or hedge funds, could be restricted, with an impact that cannot now be evaluated.

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

•

In addition, the relevant regulatory agencies have proposed rules to implement the Dodd-Frank provisions requiring retention of risk by certain securitization participants through holding interests in the securitization vehicles, but the rules are not yet finalized or effective. As a result, the ultimate impact of these Dodd-Frank provisions on PNC remains unpredictable. That impact on PNC could be direct, by requiring PNC to hold interests in a securitization vehicle or other assets that represent a portion of the credit risk of the assets held by the securitization vehicle, or indirect, by impacting markets in which PNC participates. Since the beginning of the financial crisis, there has been and continues to be substantially less private (that is, non-government backed) securitization activity than had previously been the case. It is unclear at present whether and to what extent the private securitization markets will rebound. In recent years PNC has only engaged in a limited extent in securitization transactions under circumstances where we might expect to be required to retain additional risk on our balance sheet as a

14    The PNC Financial Services Group, Inc. – Form 10-K

result of implementation of these Dodd-Frank provisions. If the market for private securitizations rebounds and PNC decides to increase its participation in that market, we would likely be required under the regulations to retain more risk than would otherwise have been the case, and as a result could be required to consolidate certain securitization vehicles on our balance sheet, with currently an uncertain financial impact.

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

•

Dodd-Frank imposes a new regulatory regime on the U.S. derivatives markets. While some of the provisions related to derivatives came into effect July 16, 2011, most of the new requirements await final regulations from the relevant regulatory agencies for derivatives, the Commodity Futures Trading Commission (CFTC) (in the case of non security-based swaps) and the Securities and Exchange Commission (SEC) (in the case of security-based swaps). One aspect of the Dodd-Frank regulatory regime for non security-based swaps is that substantial oversight responsibility has been provided to the CFTC, which, as a result, will for the first time have a meaningful supervisory role with respect to some of PNC’s businesses. Although the ultimate impact will depend on the final regulations, PNC expects that its derivatives business will be subject to new substantive requirements, including registration with the CFTC, margin requirements in excess of current market practice, capital requirements specific to this business, real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps, and disclosure of PNC’s material incentives and conflicts of interest related to its derivatives business), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. To the extent PNC enters into a swap with a “special entity” such as any federal agency, state or state agency, city, county, municipality, or other political subdivisions of a state, additional business conduct requirements will be imposed on PNC, including the requirement that PNC have a reasonable basis to believe that the special entity has a qualified representative that undertakes a duty to act in the best interests of the special entity and that is independent of PNC and the requirement that PNC disclose to the special entity the capacity in which PNC is acting in connection with the swap (and if PNC is acting in more than one capacity, the material differences between such capacities). Further, to the extent PNC acts as an advisor to a special entity, PNC will be required to act in the “best interests” of the special entity. In addition, the final rules for the registration of municipal advisors (which currently remain at the proposal stage) could result in changes in the nature and extent of our municipal swaps business. The above described requirements will collectively impose implementation and ongoing compliance burdens on PNC and will introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action).

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

The PNC Financial Services Group, Inc. – Form 10-K    15

other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on PNC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of PNC under the U.S. Bankruptcy Code, and additionally could require PNC to divest assets or take other actions if we did not submit an acceptable resolution plan within two years after any such restrictions were imposed. The FDIC also has adopted a rule that requires large insured depository institutions, including PNC Bank, N.A., to periodically submit a resolution plan to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the Federal Deposit Insurance Act (FDI Act) in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. PNC and PNC Bank, N.A. must file their first plans under these rules by December 31, 2013. Depending on how the agencies conduct their review of the resolution plans submitted by PNC and PNC Bank, N.A., it is possible that these requirements could affect the ways in which PNC structures and conducts its business and result in higher compliance and operating costs.

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

16    The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K    17

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

18    The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K    19

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

20    The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K    21

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

22    The PNC Financial Services Group, Inc. – Form 10-K

failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.

There have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

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

PART IV

ITEM 15(a)(3) and (b) – EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-8 of this Amendment No. 1 on Form 10-K/A are filed with this Report or are incorporated herein by reference.

The PNC Financial Services Group, Inc. – Form 10-K    23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC. (Registrant)

By:	/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
March 14, 2012

24    PNC Financial Services Group, Inc. – Form 10-K

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

Incorporated herein by reference to Exhibit 4.7 of the Form 8-A filed by National City Corporation (Commission File No. 001-10074) on January 30, 2008

4.16	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.9 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (3rd Quarter 2004 Form 10-Q)

4.17	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.10 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.18	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.19	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note with Maturity of more Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.12 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.20	Exchange Agreement, dated as of March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II	Incorporated herein by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K filed March 30, 2007

4.21	First Supplemental Indenture, dated as of February 13, 2008, between the Corporation and The Bank of New York	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K filed February 13, 2008

4.22	Exchange Agreement, dated as of February 19, 2008, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust III	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed February 19, 2008

10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (2nd Quarter 2004 Form 10-Q)*

10.2	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 to the Corporation’s 2008 Form 10-K*

10.3	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K)*

10.4	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

E-2    PNC Financial Services Group, Inc. – Form 10-K

10.5	Amendment to the Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K)*

10.6	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 to the Corporation’s 2008 Form 10-K*

10.7	Amendment 2009-1 to the Corporation’s ERISA Excess Plan as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2009 Form 10-K*

10.8	Amendment 2011-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed on February 29, 2012 (2011 Form 10-K)*

10.9	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.10	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2008 Form 10-K*

10.11	Amendment 2009-1 to the Corporation’s Key Executive Equity Program as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 to the Corporation’s 2009 Form 10-K*

10.12	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.13	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.14	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (2nd Quarter 2009 Form 10-Q)*

10.15	Amendment 2009-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2009 Form 10-K*

10.16	Second Amendment to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s 2010 Form 10-K*

10.17	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2011 Form 10-K*

10.18	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.19	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.20	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 to the Corporation’s 2nd Quarter 2009 Form 10-Q*

10.21	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 to the Corporation’s 2009 Form 10-K*

10.22	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s 2010 Form 10-K*

PNC Financial Services Group, Inc. – Form 10-K    E-3

10.23	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s 2011 Form 10-K*

10.24	AJCA transition amendments to the Corporation’s Supplemental Incentive Savings Plan and the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K)*

10.25	Further AJCA transition amendments to the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.12 to the Corporation’s 2008 Form 10-K*

10.26	The Corporation and Affiliates Deferred Compensation and Incentive Plan, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8 No.333-177896 filed November 10, 2011*

10.27	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 1O-Q for the quarter ended March 31, 2011 (1st Quarter 2011 Form 10-Q)*

10.28	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s 2011 Form 10-K*

10.29	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.30	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K)*

10.31	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.12 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (1st Quarter 2004 Form 10-Q)*

10.32	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 2011 Form 10-K*

10.33	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q*

10.34	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 2011 Form 10-K*

10.35	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (3rd Quarter 2005 Form 10-Q)*

10.36	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.37	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s 2011 Form 10-K*

E-4    PNC Financial Services Group, Inc. – Form 10-K

10.38	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Corporation on December 31, 2008

10.39	Amendment 2011-1 to the Corporation’s Employee Stock Purchase Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.39 of the Corporation’s 2011 Form 10-K

10.40	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.41	2005 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K)*

10.42	2006 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2005 Form 10-K*

10.43	Forms of employee stock option and restricted stock agreements under 2006 Incentive Award Plan	Incorporated by reference to Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*

10.44	2006 forms of employee incentive performance unit and senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 (2006 Form 10-K)*

10.45	2007 forms of employee stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.21 of the Corporation’s 2006 Form 10-K*

10.46	2006-2007 forms of employee incentive performance units agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (2nd Quarter 2007 Form 10-Q)*

10.47	2008 forms of employee stock option and restricted stock/share unit agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 2007 Form 10-K*

10.48	2008 forms of employee performance units agreements	Incorporated herein by reference to Exhibit 10.33 to the Corporation’s 2008 Form 10-K*

10.49	Form of employee stock option agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.50	Form of employee restricted stock agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.51	Form of employee stock option agreement with performance vesting schedule	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.52	2009 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated by reference to Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009*

10.53	Form of agreement regarding portion of salary payable in stock units	Incorporated by reference to Exhibit 10.63 to the Corporation’s Current Report on Form 8-K filed August 21, 2009*

10.54	Form of agreement for long-term restricted stock	Incorporated by reference to Exhibit 10.64 to the Corporation’s Current Report on Form 8-K filed December 23, 2009*

PNC Financial Services Group, Inc. – Form 10-K    E-5

10.55	Form of agreement for long-term stock	Incorporated by reference to Exhibit 10.65 to the Corporation’s Current Report on Form 8-K filed December 23, 2009*

10.56	2010 forms of employee stock option, restricted stock, and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.48 to the Corporation’s 2009 Form 10-K*

10.57	2010 forms of employee performance units agreements	Incorporated herein by reference to Exhibit 10.75 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010*

10.58	2011 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated herein by reference to Exhibit 10.71 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.59	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.60	2005 form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*

10.61	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.39 to the Corporation’s 2008 Form 10-K*

10.62	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.72 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.63	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.64	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s 2010 Form 10-K

10.65	BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan

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

Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed June 20, 2011

10.76	Stock Purchase Agreement, dated as of February 1, 2010, by and between the Corporation and The Bank of New York Mellon Corporation	Incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges	Incorporated herein by reference to Exhibit 12.1 of the Corporation’s 2011 Form 10-K

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Incorporated herein by reference to Exhibit 12.2 of the Corporation’s 2011 Form 10-K

21	Schedule of Certain Subsidiaries of the Corporation	Incorporated herein by reference to Exhibit 21 of the Corporation’s 2011 Form 10-K

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Incorporated herein by reference to Exhibit 23.1 of the Corporation’s 2011 Form 10-K

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Incorporated herein by reference to Exhibit 23.2 of the Corporation’s 2011 Form 10-K

24	Powers of Attorney	Incorporated herein by reference to Exhibit 24 of the Corporation’s 2011 Form 10-K

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated herein by reference to Exhibit 31.1 of the Corporation’s 2011 Form 10-K

PNC Financial Services Group, Inc. – Form 10-K    E-7

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated herein by reference to Exhibit 31.2 of the Corporation’s 2011 Form 10-K

31.3	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Incorporated herein by reference to Exhibit 32.1 of the Corporation’s 2011 Form 10-K

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Incorporated herein by reference to Exhibit 32.2 of the Corporation’s 2011 Form 10-K

32.3	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1

Form of Order of the Securities and Exchange Commission Instituting Public Administrative Procedures Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease- and-Desist Order

Incorporated herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated and filed July 18, 2002

99.2	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2011 and 2010 and for each of the three years ended December 31, 2011	Incorporated herein by reference to Exhibit 99.2 of the Corporation’s 2011 Form 10-K

99.3	Consent order between The PNC Financial Services Group, Inc. and the Board of Governors of the Federal Reserve System	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

99.4	Consent order between PNC Bank, National Association and the Office of the Comptroller of the Currency	Incorporated herein by reference to Exhibit 99.2 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

101	Interactive Data File (XBRL)	Incorporated herein by reference to Exhibit 101 of the Corporation’s 2011 Form 10-K
+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, to filings by National City Corporation are to SEC File No. 001-10074, to filings by BlackRock through its second quarter 2006 Form 10-Q (referred to herein as Old BlackRock) are to BlackRock Holdco 2, Inc. SEC File No. 001-15305, and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

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