Form 10-Q
period 2012-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2012-05-09
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 2, 2012, there were 528,783,529 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2012 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2012 Form 10-Q (continued)

MD&A TABLE REFERENCE

FINANCIAL REVIEW

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2012	2011
Financial Results (a)
Revenue
Net interest income	$2,291	$2,176
Noninterest income	1,441	1,455
Total revenue	3,732	3,631
Noninterest expense (b)	2,455	2,070
Pretax, pre-provision earnings (c)	1,277	1,561
Provision for credit losses	185	421
Income before income taxes and noncontrolling interests (pretax earnings)	$1,092	$1,140
Net income	$811	$832
Less:
Net income (loss) attributable to noncontrolling interests	6	(5)
Preferred stock dividends and discount accretion	39	4
Net income attributable to common shareholders	$766	$833
Diluted earnings per common share	$1.44	$1.57
Cash dividends declared per common share (d)	$.35	$.10
Integration costs:
Pretax	$145	$1
After-tax	$94
Impact on diluted earnings per share	$.18
Performance Ratios
Net interest margin (e)	3.90%	3.94%
Noninterest income to total revenue	39	40
Efficiency	66	57
Return on:
Average common shareholders’ equity	9.41	11.12
Average assets	1.16	1.29

See page 57 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. The after-tax amounts in this table and notes below were calculated using a marginal federal income tax rate of 35% and include applicable income tax adjustments.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Includes expenses of $38 million and $5 million ($24 million and $4 million after taxes, respectively) for the three months ended March 31, 2012 and March 31, 2011 for residential mortgage foreclosure-related expenses. The impact on diluted earnings per share was $.05, and $.01 for the three months ended March 31, 2012 and March 31, 2011.
(c)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate our earnings created by operating leverage.
(d)	In April 2012, the PNC Board of Directors declared a quarterly cash dividend on common stock of 40 cents per share, an increase of 5 cents per share, or 14%, from the prior quarterly dividend of 35 cents per share. The increased dividend was paid on the next business day after May 5, 2012 to shareholders of record at the close of business on April 17, 2012.
(e)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended March 31, 2012 and March 31, 2011 were $31 million and $24 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	March 31 2012	December 31 2011	March 31 2011
Balance Sheet Data (dollars in millions, except per share data)
Assets	$295,883	$271,205	$259,378
Loans (b) (c)	176,214	159,014	149,387
Allowance for loan and lease losses (b)	4,196	4,347	4,759
Interest-earning deposits with banks (b)	2,084	1,169	1,359
Investment securities (b)	64,554	60,634	60,992
Loans held for sale (c)	2,456	2,936	2,980
Goodwill and other intangible assets	11,188	10,144	10,764
Equity investments (b) (d)	10,352	10,134	9,595

Noninterest-bearing deposits	62,463	59,048	48,707
Interest-bearing deposits	143,664	128,918	133,283
Total deposits	206,127	187,966	181,990
Transaction deposits	164,575	147,637	134,516
Borrowed funds (b)	42,539	36,704	34,996
Shareholders’ equity	35,045	34,053	31,132
Common shareholders’ equity	33,408	32,417	30,485
Accumulated other comprehensive income (loss)	281	(105)	(309)

Book value per common share	63.26	61.52	58.01
Common shares outstanding (millions)	528	527	526
Loans to deposits	85%	85%	82%

Client Assets (billions)
Discretionary assets under management	$112	$107	$110
Nondiscretionary assets under administration	107	103	109
Total assets under administration	219	210	219
Brokerage account assets	37	34	35
Total client assets	$256	$244	$254

Capital Ratios
Tier 1 common	9.3%	10.3%	10.3%
Tier 1 risk-based (e)	11.4	12.6	12.6
Total risk-based (e)	14.4	15.8	16.2
Leverage (e)	10.5	11.1	10.6
Common shareholders’ equity to assets	11.3	12.0	11.8

Asset Quality
Nonperforming loans to total loans	2.03%	2.24%	2.88%
Nonperforming assets to total loans, OREO and foreclosed assets	2.46	2.60	3.29
Nonperforming assets to total assets	1.47	1.53	1.90
Net charge-offs to average loans (for the three months ended) (annualized)	.81	.83	1.44
Allowance for loan and lease losses to total loans	2.38	2.73	3.19
Allowance for loan and lease losses to nonperforming loans (f)	117	122	110
Accruing loans past due 90 days or more (g)	$2,609	$2,973	$2,645
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(c)	Amounts include assets for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	Amounts include our equity interest in BlackRock.
(e)	The minimum US regulatory capital ratios under Basel I are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage. The comparable well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage.
(f)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(g)	Excludes loans held for sale and purchased impaired loans. In the first quarter of 2012, we adopted a policy stating that home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.

2    The PNC Financial Services Group, Inc. – Form 10-Q

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2011 Annual Report on Form 10-K as amended by Amendment No. 1 on Form 10-K/A (2011 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2011 Form 10-K: the Risk Management section of the Financial Review portion of the respective report; Item 1A Risk Factors included in our 2011 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes to Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Estimates And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 18 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis.

EXECUTIVE SUMMARY

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Alabama, Delaware, Georgia, Virginia, Missouri, Wisconsin and South Carolina. PNC also provides certain products and services internationally.

KEY STRATEGIC GOALS

We manage our company for the long term and seek to manage risk in keeping with a moderate risk philosophy. We emphasize maintaining strong capital and liquidity positions, investing in our markets and products, and embracing our corporate responsibility to the communities where we do business.

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

We have made substantial progress in transitioning our balance sheet and managing our risks over the past several years. Our actions have resulted in a strong capital position, created a well-positioned balance sheet, reduced credit risk, and helped us to maintain strong liquidity and investment flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions. We remain committed to our moderate risk philosophy. We believe, however, that characterizing our view of our overall risk profile at a given time in a single word (as opposed to describing our efforts to seek to manage risk in keeping with our moderate risk philosophy) is not meaningful to investors and, as a result, we will no longer make such characterizations in our public disclosures. PNC faces a variety of risks that may impact different aspects of our risk profile from time to time, the extent of each varying depending on factors such as the current economic, political and regulatory environment, the impact of mergers and acquisition activity, and operational challenges. Many of these risks and our risk management strategies are described in more detail in our 2011 Form 10-K and elsewhere in this Report.

We expect to build capital via retained earnings while having opportunities to return capital to shareholders during 2012. See the 2012 Capital and Liquidity Actions section of this Executive Summary, the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 of our 2011 Form 10-K.

RBC BANK (USA) ACQUISITION

On March 2, 2012, we acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada. As part of the

The PNC Financial Services Group, Inc. – Form 10-Q    3

acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. PNC paid $3.6 billion in cash as the consideration for the acquisition of both RBC Bank (USA) and the credit card portfolio, subject to certain post-closing adjustments that are considered normal course of business. The transaction added approximately $18.1 billion in deposits, $14.5 billion of loans and $1.1 billion of goodwill and intangible assets to PNC’s Consolidated Balance Sheet. Our Consolidated Income Statement includes the impact of business activity associated with the RBC Bank (USA) acquisition subsequent to March 2, 2012.

RBC Bank (USA), based in Raleigh, North Carolina, operated more than 400 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The primary reasons for the acquisition of RBC were to enhance shareholder value, to improve PNC’s competitive position in the financial services industry and to further expand PNC’s existing branch network in the states where it currently operates as well as expanding into new markets. When combined with PNC’s existing network, PNC now has 2,900 branches across 17 states and the District of Columbia, ranking it fifth among U.S. banks in branches. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in this Report.

On April 20, 2012, PNC signed a purchase and assumption agreement with Union Bank, N.A. pursuant to which Union Bank will assume the deposits and acquire certain assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition. Smartstreet is a nationwide business focused on homeowner or community association managers and has approximately $1 billion of assets and deposits as of March 31, 2012. The transaction is expected to close in the fourth quarter of 2012 and is subject to certain closing conditions, including regulatory approval. Financial terms of the transaction have not been disclosed.

FLAGSTAR BRANCH ACQUISITION

Effective December 9, 2011, PNC acquired 27 branches in the northern metropolitan Atlanta, Georgia area from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc. We assumed approximately $210.5 million of deposits associated with these branches. No loans were acquired in the transaction. Our Consolidated Income Statement includes the impact of the branch activity subsequent to our December 9, 2011 acquisition. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in this Report.

BANKATLANTIC BRANCH ACQUISITION

Effective June 6, 2011, PNC acquired 19 branches in the greater Tampa, Florida area from BankAtlantic, a subsidiary of BankAtlantic Bancorp, Inc. We assumed approximately $324.5 million of deposits associated with these branches. No loans were acquired in the transaction. Our Consolidated

Income Statement includes the impact of the branch activity subsequent to our June 6, 2011 acquisition. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in this Report.

2012 CAPITAL AND LIQUIDITY ACTIONS

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Board of Governors of the Federal Reserve System (Federal Reserve) and our primary bank regulators as part of the Comprehensive Capital Analysis and Review (CCAR) process. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve. In connection with the annual review process for 2012 (2012 CCAR), PNC filed its capital plan with the Federal Reserve on January 9, 2012. As we announced on March 13, 2012, the Federal Reserve accepted the capital plan that we submitted for their review and did not object to our capital actions proposed as part of that plan. The capital actions included recommendations to increase the quarterly common stock dividend and a modest share repurchase program. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see Item 1 Business – Supervision and Regulation included in our 2011 Form 10-K.

On April 5, 2012, consistent with our capital plan submitted to the Federal Reserve in 2012, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from $.35 per common share to $.40 per common share. For the second quarter of 2012, the increased dividend was payable to shareholders of record at the close of business on April 17, 2012 and the payment date was May 5, 2012. Additionally, also consistent with that capital plan, PNC plans to purchase up to $250 million of common stock under our existing 25 million share repurchase program in open market or privately negotiated transactions during the remainder of 2012. We did not repurchase any shares under PNC’s existing common stock repurchase program in the first quarter of 2012. The discussion of capital within the Consolidated Balance Sheet Review section of this Financial Review includes additional information regarding our common stock repurchase program.

On March 8, 2012, PNC Funding Corp issued $1 billion of senior notes, unconditionally guaranteed by The PNC Financial Services Group, Inc., due March 8, 2022. Interest is paid semi-annually at a fixed rate of 3.30%. The offering resulted in gross proceeds to us of $990 million before offering related expenses. We intend to use the net proceeds from this offering for general corporate purposes, which may include: advances to PNC and its subsidiaries to finance their activities, repayment of outstanding indebtedness, and repurchases and redemptions of issued and outstanding securities of PNC and its subsidiaries.

4    The PNC Financial Services Group, Inc. – Form 10-Q

On April 10, 2012, we announced that May 25, 2012 will be the redemption date of $500 million of trust preferred securities issued by National City Capital Trust III with a current distribution rate of 6.625% and an original scheduled maturity date of May 25, 2047 and submitted a redemption notice to the trustee. The redemption price will be $25 per trust preferred security plus any accrued and unpaid distributions to the redemption date of May 25, 2012. In addition, on April 25, 2012 we redeemed $300 million of trust preferred securities issued by PNC Capital Trust D with a distribution rate of 6.125% and $6 million of trust preferred securities issued by Yardville Capital Trust III with a distribution rate of 10.18%. These redemptions together will result in a noncash charge for the unamortized discounts of approximately $130 million in the second quarter of 2012. We have an additional $1 billion of securities that are redeemable at par beginning in the latter half of 2012, and if we call those securities, we expect that the related noncash charges will be approximately $150 million.

On April 24, 2012, we issued 60 million depositary shares, each representing a 1/4,000th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P, in an underwritten public offering resulting in gross proceeds of $1.5 billion to us before commissions and expenses. We granted the underwriters an option to purchase up to an additional 3 million depositary shares within 30 days after April 19, 2012 at the public offering price, less underwriting discounts and commissions, to cover overallotments, if any. We intend to use the net proceeds from the sale of the depositary shares for general corporate purposes, which may include repurchases and redemptions of issued and outstanding securities of PNC and its subsidiaries, including trust preferred securities.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

There have been numerous legislative and regulatory developments and dramatic changes in the competitive landscape of our industry over the last several years.

The United States and other governments have undertaken major reform of the regulation of the financial services industry, including engaging in new efforts to impose requirements designed to strengthen the stability of the financial system and protect consumers and investors from financial abuse. We expect to face further increased regulation of our industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with new regulations will increase our costs and reduce our revenue. Some new regulations may limit our ability to pursue certain desirable business opportunities, place constraints on business activities we currently conduct, or have other adverse impacts on our operations or revenue.

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

Included in these recent legislative and regulatory developments are evolving regulatory capital standards for financial institutions. Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Evolving standards also include the so-called “Basel III” initiatives that are part of the effort by international banking supervisors to improve the ability of the banking sector to absorb shocks in periods of financial and economic stress and changes by the federal banking agencies to reduce the use of credit ratings in the rules governing regulatory capital. The recent Basel III capital initiative, which has the support of US banking regulators, includes heightened capital requirements for major banking institutions in terms of both higher quality capital and higher regulatory capital ratios. The Basel III accord provides for the new Basel III capital standards to become effective under a phase-in period beginning January 1, 2013 and to be in full effect on January 1, 2019. Basel III capital standards require implementing regulations and standards by the U.S. banking regulators.

The Basel III initiatives also include new, quantitative short-term liquidity standards (the Liquidity Coverage Ratio) and long-term funding standards (the Net Stable Funding Ratio). The Liquidity Coverage Ratio, which is scheduled to take effect on January 1, 2015, requires a banking organization to maintain a sufficient level of unencumbered, high-quality liquid assets that could be converted to cash to meet projected cash outflows during a 30-day severe stress scenario. The Net Stable Funding Ratio, which is scheduled to take effect on January 1, 2018, is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. Accordingly, it measures the amount of longer-term, stable sources of funding available to support the portion of a banking organization’s assets (both on- and off-balance sheet) that could not be readily converted to cash over a stress period lasting one year. Like the Basel III capital standards, the Basel III liquidity standards require implementing regulations by the U.S. banking regulators.

The PNC Financial Services Group, Inc. – Form 10-Q    5

A number of reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including PNC, do business. We provide additional information on a number of these provisions (including new regulatory agencies (such as the Consumer Financial Protection Bureau (CFPB)), consumer protection regulation, enhanced capital requirements, limitations on investment in and sponsorship of funds, risk retention by securitization participants, new regulation of derivatives, potential applicability of state consumer protection laws, and limitations on interchange fees) and some of their potential impacts on PNC in Item 1 Business–Supervision and Regulation and Item 1A Risk Factors included in our 2011 Form 10-K.

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

For additional information, including with respect to some of these other ongoing governmental, legislative and regulatory inquiries, please see Item 1A Risk Factors and Note 22 Legal Proceedings in Item 8 in our 2011 Form 10-K.

PNC’S PARTICIPATION IN SELECT GOVERNMENT PROGRAMS

FDIC Temporary Liquidity Guarantee Program (TLGP) – Transaction Account Guarantee Program

Part of the FDIC’s Temporary Liquidity Guarantee Program involves providing full deposit insurance coverage for non-interest bearing transaction accounts in FDIC-insured institutions, regardless of the dollar amount (TLGP-Transaction Account Guarantee Program).

Beginning January 1, 2010, PNC Bank, N.A. ceased participating in the FDIC’s TLGP-Transaction Account Guarantee Program. Dodd-Frank, however, extended for two years, beginning December 31, 2010, unlimited deposit insurance coverage for non-interest bearing transaction accounts held at all banks. Therefore, eligible accounts at PNC Bank, N.A. are again eligible for unlimited deposit insurance, through December 31, 2012. Coverage under this extension is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules. We believe that

FDIC insurance has been an attraction for customers seeking to maintain liquidity during this prolonged period of low interest rates.

Home Affordable Modification Program (HAMP)

As part of its effort to stabilize the US housing market, in March 2009 the Obama Administration published detailed guidelines implementing HAMP, and authorized servicers to begin loan modifications under the program. PNC began participating in HAMP through its then subsidiary National City Bank in May 2009 and directly through PNC Bank, N.A. in July 2009, and entered into an agreement on October 1, 2010 to participate in the Second Lien Program. HAMP was scheduled to terminate as of December 31, 2012; however, the Administration has announced that the HAMP program deadline will be extended to December 31, 2013.

Home Affordable Refinance Program (HARP)

Another part of its efforts to stabilize the US housing market is the Obama Administration’s Home Affordable Refinance Program (HARP), which provided a means for certain borrowers to refinance their mortgage loans. PNC began participating in HARP in May 2009. On October 24, 2011 the Obama Administration announced revisions to the program (HARP 2), increasing borrower eligibility and extending the program for another twelve months with a new termination date of December 31, 2013. During the fourth quarter of 2011, both FNMA and FHLMC announced their respective HARP 2 provisions and in December 2011 PNC began participating in HARP 2 with both entities. Under HARP 2 there is no limit on the borrower’s loan-to-value (LTV) for fixed rate mortgages, which was a key change from the original program’s 125% LTV limit. This change significantly increased the number of borrowers eligible for a refinance under the program. During the first quarter of 2012, nearly 30% of PNC’s mortgage loan originations were original HARP or HARP 2 refinancing transactions.

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

6    The PNC Financial Services Group, Inc. – Form 10-Q

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

In addition, our success will depend upon, among other things:

•	Further success in the acquisition, growth and retention of customers,
•

Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings, and integration of the acquired RBC Bank (USA) businesses into PNC,

•	Revenue growth and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Managing the non-strategic assets portfolio and impaired assets,
•	Improving our overall asset quality,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to operate in accordance with our moderate risk philosophy, and to meet evolving regulatory capital standards,
•	Actions we take within the capital and other financial markets, and
•	The impact of legal and regulatory-related contingencies.

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2011 Form 10-K.

INCOME STATEMENT HIGHLIGHTS

•

Net income for the first quarter of 2012 of $811 million was down 3% compared to first quarter of 2011. Net income for the first quarter of 2012 included integration costs of $145 million, additions to legal reserves of $72 million, operating expenses of $40 million for the RBC Bank (USA) acquisition, and $38 million of residential mortgage foreclosure-related expenses. The impacts of these items were not significant to net income for the first quarter of 2011.

•

Net interest income of $2.3 billion for the first quarter of 2012 increased 5 percent compared with the first quarter of 2011 driven by loans added through the RBC Bank (USA) acquisition, organic loan growth and lower funding costs. Net interest margin declined to 3.90% for the first quarter of 2012 compared to 3.94% for the first quarter of 2011, primarily as loan growth and lower funding costs were offset by lower yields on loans and securities.

•

Noninterest income of $1.4 billion for the first quarter 2012 declined $14 million compared to first quarter 2011. Increases were reflected in higher residential mortgage revenue, higher asset management fees, and an increase in corporate service fees. These increases were offset by various declines in other income and by lower consumer service fees primarily reflecting the regulatory impact of lower interchange fees on debit card transactions.

•	The provision for credit losses declined to $185 million for the first quarter of 2012 compared to $421 million for the first quarter of 2011 as overall credit quality improved.
•

Noninterest expense of $2.5 billion for the first quarter of 2012 increased $385 million compared with the first quarter of 2011 primarily due to higher integration costs, additions to legal reserves, operating expense for the RBC Bank (USA) acquisition, and an increase in expense for residential mortgage foreclosure-related matters.

CREDIT QUALITY HIGHLIGHTS

•	Overall credit quality remained stable during the first quarter of 2012 compared with year end.
•

Nonperforming assets increased $205 million, or 5 percent, to $4.4 billion at March 31, 2012 compared with December 31, 2011. The increase was primarily attributable to other real estate owned added in the acquisition of RBC Bank (USA) and higher nonperforming home equity loans from a change in policy which places home equity loans on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy. These increases were partially offset by a decline in nonperforming commercial real estate and commercial loans. Nonperforming assets to total assets were 1.47 percent at March 31, 2012 compared with 1.53 percent at December 31, 2011.

•

Accruing loans past due decreased by $275 million, or 6%, to $4.3 billion at March 31, 2012 from $4.5 billion at December 31, 2011. Accruing loans past due 90 days or more declined $364 million due to the change in policy for home equity loans and improvements in commercial loans and government insured

The PNC Financial Services Group, Inc. – Form 10-Q    7

delinquent residential real estate loans. Accruing loans past due 30 to 59 days increased $119 million in the linked quarter comparison due to an increase in commercial, residential real estate and commercial real estate loans primarily related to the RBC Bank (USA) acquisition.

•

Net charge-offs declined to $333 million in the first quarter of 2012 compared with $533 million in the first quarter of 2011. Net charge-offs declined in the comparison with first quarter 2011 primarily due to lower commercial real estate, commercial and residential real estate loan net charge-offs. Net charge-offs for the first quarter of 2012 were .81 percent of average loans on an annualized basis compared with 1.44 percent for the first quarter of 2011.

•

Provision for credit losses declined to $185 million in the first quarter of 2012 compared with $421 million in the first quarter of 2011 driven by overall credit quality improvement and continued actions to reduce exposure levels.

•	The allowance for loan and lease losses (ALLL) was 2.38% of total loans and 117% of nonperforming loans as of March 31, 2012 compared with 2.73% and 122% as of December 31, 2011.

BALANCE SHEET HIGHLIGHTS

•	PNC continued to expand customer relationships and focus on quality growth.
•	Retail banking checking relationships increased 517,000 in the first quarter of 2012, including 460,000 from the RBC Bank (USA) acquisition.
•	Total loans increased by $17 billion to $176 billion at March 31, 2012 compared to December 31, 2011.
•	Loans of approximately $14.5 billion were added in the RBC Bank (USA) acquisition.
•

Commercial loans grew organically by approximately 5 percent, reflecting PNC’s focus on long-term, broad-based client relationships. The growth was primarily in corporate banking, asset-based lending, and real estate finance.

•	Total deposits were $206 billion at March 31, 2012 compared with $188 billion at December 31, 2011.
•	Deposits of approximately $18.1 billion were added in the RBC Bank (USA) acquisition.
•	Transaction deposits also grew organically during the first quarter of 2012 and increased to $165 billion, or 80 percent of deposits, at March 31, 2012.
•	Higher rate retail certificates of deposit continued to decline.
•	PNC’s balance sheet remained core funded with a loans to deposits ratio of 85 percent at March 31, 2012 and reflected a strong liquidity position.
•

PNC maintained strong capital levels with a Tier 1 common capital ratio of 9.3 percent at March 31, 2012 and 10.3 percent at December 31, 2011. The impact on the ratio of the acquisition of RBC Bank (USA) was a decrease of approximately 1.2 percentage points.

•

In April 2012 the PNC board of directors raised the quarterly cash dividend on common stock to 40 cents per share, an increase of 5 cents per share, or 14 percent. PNC plans to purchase up to $250 million of common stock under its existing 25 million share repurchase program in open market or privately negotiated transactions during the remainder of 2012.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the first three months of 2012 and 2011 and balances at March 31, 2012 and December 31, 2011, respectively.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at March 31, 2012 compared with December 31, 2011.

Total average assets were $281.5 billion for the first three months of 2012 compared with $262.6 billion for the first three months of 2011. Average interest-earning assets were $237.7 billion for the first three months of 2012, compared with $224.1 billion in the first three months of 2011. In both comparisons, the increases were primarily driven by a $14.4 billion increase in average total loans. The overall increase in average loans reflected the impact of approximately $5 billion of average loans from the March 2, 2012 acquisition of RBC Bank (USA) and organic growth.

Average total loans increased $14.4 billion, to $164.6 billion for the first three months of 2012 compared with the first three months of 2011. The increase in average total loans primarily reflected an increase in commercial loans of $13.0 billion and in consumer loans of $2.7 billion, partially offset by a $.7 billion decrease in commercial real estate loans.

Loans represented 69% of average interest-earning assets for the first three months of 2012 and 67% of average interest-earning assets for the first three months of 2011.

Average investment securities decreased $.6 billion, to $61.6 billion in the first three months of 2012 compared with the first three months of 2011.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Total investment securities comprised 26% of average interest-earning assets for the first three months of 2012 and 28% for the first three months of 2011.

Average noninterest-earning assets totaled $43.8 billion in the first three months of 2012 compared with $38.5 billion in the first three months of 2011. The increase over the comparable period was driven by several individually insignificant items.

Average total deposits were $192.1 billion for the first three months of 2012 compared with $180.8 billion for the first three months of 2011. The increase in average total deposits reflected the impact of approximately $4.6 billion of average deposits from the March 2, 2012 acquisition of RBC Bank (USA). The period end increase of $11.3 billion resulted from increases in average noninterest-bearing deposits of $10.1 billion, average interest-bearing demand deposits of $5.3 billion and average money market deposits of $2.6 billion, offset by a decrease in retail certificates of deposit of $7.5 billion. The growth also reflects customer preferences for liquidity in this prolonged period of low interest rates. Total deposits at March 31, 2012 were $206.1 billion compared with $188.0 billion at December 31, 2011 and are further discussed within the Consolidated Balance Sheet Review section of this Report.

Average total deposits represented 68% of average total assets for the first three months of 2012 and 69% for the first three months of 2011.

Average transaction deposits were $150.7 billion for the first three months of 2012 compared with $132.6 billion for the first three months of 2011. The continued execution of the retail deposit strategy and corporate and personal customer preference for liquidity, as well as the impact from the RBC Bank (USA) acquisition, contributed to the year-over-year increase in average balances.

Average borrowed funds were $40.2 billion for the first three months of 2012 compared with $38.4 billion for the first three months of 2011. Net issuances of Federal Home Loan Bank (FHLB) borrowings during the first quarter of 2012 and an increase in commercial paper issued drove the increase compared with the first three months of 2011. Total borrowed funds at March 31, 2012 were $42.5 billion compared with $36.7 billion at December 31, 2011 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $770 million for the first three months of 2012 and $639 million for the first three months of 2011. Highlights of results for the first quarters of 2012 and 2011 are included below. The Business Segments Review section of this Financial Review includes a Results of Businesses-Summary table and further analysis of our business segment results over the first three months of 2012 and 2011 including presentation differences from Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Retail Banking

Retail Banking earned $50 million in the first three months of 2012 compared with a loss of $18 million for the same period a year ago. Earnings increased from the prior year as a result of a lower provision for credit losses and improved net interest income partially offset by higher noninterest expense and a decline in noninterest income. Retail Banking continued to maintain its focus on growing core customers, selectively investing in the business for future growth, and disciplined expense management.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $470 million in the first three months of 2012 as compared with $432 million in the first three months of 2011. The increase in earnings was primarily due to higher net interest income resulting from higher average loans and deposits. We continued to focus on adding new clients, increasing cross sales and remaining committed to strong expense discipline.

Asset Management Group

Asset Management Group earned $28 million in the first three months of 2012 compared with $43 million in the first three months of 2011. Assets under administration were $219 billion at both March 31, 2012 and March 31, 2011. Earnings for the first quarter of 2012 reflected an increase in the provision for credit losses and an increase in noninterest expense partially offset by growth in net interest income and noninterest income. Noninterest expense increased due to continued investments in the business including additional headcount. The core growth strategies for the business include: increasing channel penetration; investing in higher growth geographies; and investing in differentiated client-facing technology.

Residential Mortgage Banking

Residential Mortgage Banking earned $61 million in the first three months of 2012 compared with $71 million in the first three months of 2011. Earnings declined from the prior year period primarily as a result of higher noninterest expense, partially offset by higher noninterest income and lower provision for credit losses.

The PNC Financial Services Group, Inc. – Form 10-Q    9

BlackRock

Our BlackRock business segment earned $90 million in the first three months of 2012 and $86 million in the first three months of 2011. The higher business segment earnings from BlackRock for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to PNC’s higher equity earnings from BlackRock.

Non-Strategic Assets Portfolio

This business segment consists primarily of acquired non-strategic assets that fall outside of our core business strategy. Non-Strategic Assets Portfolio had earnings of $71 million for the first three months of 2012 compared with $25 million in the first three months of 2011. The increase was driven primarily by a lower provision for credit losses partially offset by a decline in revenue.

Other

“Other” reported earnings of $41 million for the three months of 2012 compared with earnings of $193 million for the first three months of 2011. The decrease in earnings from the first three months of 2011 primarily reflected the impact of integration costs incurred in the 2012 period.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first three months of 2012 was $811 million, down 3% compared with $832 million for the first three months of 2011. Net income for the first quarter of 2012 included integration costs of $145 million, additions to legal reserves of $72 million, operating expenses of $40 million for the RBC Bank (USA) acquisition and $38 million of residential mortgage foreclosure-related expenses. The impacts of these items were not significant to net income for the first quarter of 2011.

TABLE 2: NET INTEREST INCOME AND NET INTEREST MARGIN

Three months ended March 31 Dollars in millions	2012	2011
Net interest income	$2,291	$2,176
Net interest margin	3.90%	3.94%

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

Net interest income of $2.3 billion for the first quarter of 2012 increased 5 percent compared with the first quarter of 2011 driven by loans from the RBC Bank (USA) acquisition, organic loan growth and lower funding costs.

The net interest margin was 3.90% for the first three months of 2012 and 3.94% for the first three months of 2011. The following factors impacted the comparison:

•

Average loans increased $14.4 billion, or 10 percent. Average commercial loans grew $13.0 billion, or 23 percent, and average consumer loans increased $2.7 billion, or 5 percent, partially offset by declines in average commercial real estate and residential real estate loans.

•	A 26 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 31 basis points.
•

These factors were partially offset by a weighted-average 25 basis point decline in the rate accrued on interest-bearing liabilities. The rate accrued on interest-bearing deposits, the largest component, decreased 24 basis points, and the rate on total borrowed funds decreased by 34 basis points.

We expect our net interest income for full year 2012 to increase in percentage terms by high single digits compared to full year 2011, assuming the economic outlook for the remainder of 2012 will be a continuation of the recent trends. Approximately $5 billion of higher-cost retail certificates of deposit are scheduled to mature during the second quarter of 2012 at a weighted-average rate of about 2.2%. We expect to retain about half of the maturing retail certificates of deposit, and we expect those to re-price on average to approximately 30 basis points. In addition, we see future benefits to our funding costs relating to calling certain trust preferred securities. We redeemed $306 million of trust preferred securities with an average rate of 6.2% in April 2012, and in April 2012 we announced that we are calling another $500 million with a current distribution rate of 6.6%. We expect to replace these securities with lower cost funding. We have an additional $1 billion of trust preferred securities at an average rate of almost 10% with par call dates later this year that potentially could be called.

NONINTEREST INCOME

Noninterest income totaled $1.4 billion for the first three months of 2012 and $1.5 billion for the first three months of 2011. Increases were reflected in higher residential mortgage revenue from higher loan sales revenue, higher asset management fees from improved equity markets, and an increase in corporate service fees from higher merger and acquisition advisory fees and commercial mortgage banking revenue. These increases were offset by a decline in other income including a decrease in revenue from private and other equity investments and lower gains on loan sales, and by lower consumer service fees reflecting the regulatory impact of lower interchange fees on debit card transactions.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Asset management revenue, including BlackRock, increased $21 million to $284 million in the first three months of 2012 compared with the first three months of 2011. This increase was driven primarily by higher equity earnings from our BlackRock investment. Discretionary assets under management at March 31, 2012 totaled $112 billion compared with $110 billion at March 31, 2011.

For the first three months of 2012, consumer services fees totaled $264 million compared with $311 million in the first three months of 2011. Lower consumer services fees for the first quarter 2012 reflected the regulatory impact of lower interchange fees on debit card transactions partially offset by higher volumes of customer-initiated transactions. As further discussed in the Retail Banking section of the Business Segments Review portion of this Financial Review, the Dodd-Frank limits on interchange rates were effective October 1, 2011 and had a negative impact on revenues of approximately $70 million in the first quarter of 2012. Based on 2012 projected transaction volumes, an additional incremental reduction of approximately $230 million in 2012 revenue is expected.

Corporate services revenue totaled $232 million in the first three months of 2012 and $217 million in the first three months of 2011. Higher merger and acquisition advisory fees and commercial mortgage banking revenue led to the increase in corporate service fees in the first quarter of 2012.

Residential mortgage revenue totaled $230 million in the first three months of 2012 and $195 million in the first three months of 2011, driven by higher loans sales revenue, higher net hedging gains on mortgage servicing rights and higher servicing fees.

Service charges on deposits totaled $127 million for the first three months of 2012 and $123 million for the first three months of 2011. The slight increase in service charges on deposits during the first quarter 2012 related to the impact of the RBC Bank (USA) acquisition during the quarter.

Net gains on sales of securities totaled $57 million for the first three months of 2012 and $37 million for the first three months of 2011. The net credit component of OTTI of securities recognized in earnings was a loss of $38 million in the first three months of 2012 compared with a loss of $34 million in the first three months of 2011.

Other noninterest income totaled $285 million for the first three months of 2012 compared with $343 million for the first three months of 2011, largely related to a decrease in revenue from private and other equity investments and lower gains on loan sales.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Financial Review, further details regarding private and other equity investments are included in the Market Risk Management-Equity And Other Investment Risk section, and further details regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section.

The growth in our diverse revenue streams is an important component of driving positive operating leverage and should enable us to achieve a solid performance in an environment that will continue to be affected by regulatory reform headwinds and implementation challenges. Looking to full year 2012, we see further opportunities for growth as a result of our larger franchise, our ability to cross-sell our products and services to existing clients and our excellent progress in adding new clients. We expect noninterest income to increase in percentage terms by the mid-single digits despite further regulatory impacts on debit card interchange fees, assuming the economic outlook for 2012 will be a continuation of the 2011 environment.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities for customers in all business segments. A portion of the revenue and expense related to these products is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in the Corporate & Institutional Banking table in the Business Segments Review section of this Financial Review includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $311 million for the first three months of 2012 and $301 million for the first three months of 2011. Higher deposit related balances along with strong commercial card growth led to favorable results.

Revenue from capital markets-related products and services totaled $156 million in the first three months of 2012 compared with $139 million in the first three months of 2011. The increase was primarily due to revenue from higher derivatives and foreign exchange sales and higher merger and acquisition advisory fees which more than offset a lower level of loan sale activity.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing

The PNC Financial Services Group, Inc. – Form 10-Q    11

rights amortization, and commercial mortgage servicing rights valuations), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $43 million in the first three months of 2012 compared with $41 million in the first three months of 2011. Higher revenue from commercial mortgage servicing was partially offset by lower revenue from loan originations.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $185 million for the first three months of 2012 compared with $421 million for the first three months of 2011. The decline in the comparison was driven by overall credit quality improvement and continuation of actions to reduce exposure levels.

We expect our provision for credit losses for full year 2012 to improve relative to full year 2011 assuming the economic outlook for the full year 2012 will be a continuation of the 2011 environment and excluding legal and regulatory-related contingencies to the extent that the nature of the resolution of such contingencies causes us to recognize additional provision.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Noninterest expense was $2.5 billion for the first three months of 2012 and $2.1 billion for the first three months of 2011. First quarter 2012 expense included integration costs of $145 million, additions to legal reserves of $72 million, operating expense for the RBC Bank (USA) acquisition of $40 million and $38 million of residential mortgage foreclosure-related expenses.

We expect that total noninterest expense for full year 2012 will increase in percentage terms by mid-to-high single-digits compared to full year 2011. This expectation is based primarily due to increases in mortgage expenses as a result of higher volumes in the low rate environment and mortgage foreclosure-related matters. This guidance excludes legal and regulatory-related contingencies, charges for trust preferred securities redemptions and integration expenses for both years.

EFFECTIVE INCOME TAX RATE

The effective income tax rate was 25.7% in the first three months of 2012 compared with 27.0% in the first three months of 2011. The lower rate in the first quarter of 2012 was primarily attributable to the impact of higher tax-exempt income and tax credits partially offset by higher levels of pretax income.

12    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW

TABLE 3: SUMMARIZED BALANCE SHEET DATA

In millions	Mar. 31 2012	Dec. 31 2011
Assets
Loans	$176,214	$159,014
Investment securities	64,554	60,634
Cash and short-term investments	10,256	9,992
Loans held for sale	2,456	2,936
Goodwill and other intangible assets	11,188	10,144
Equity investments	10,352	10,134
Other, net	20,863	18,351
Total assets	$295,883	$271,205
Liabilities
Deposits	$206,127	$187,966
Borrowed funds	42,539	36,704
Other	8,981	9,289
Total liabilities	257,647	233,959
Total shareholders’ equity	35,045	34,053
Noncontrolling interests	3,191	3,193
Total equity	38,236	37,246
Total liabilities and equity	$295,883	$271,205

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in this Report.

The increase in total assets of $24.7 billion at March 31, 2012 compared with December 31, 2011 was primarily due to the addition of assets from the RBC Bank (USA) acquisition, loan growth and higher investment securities.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances of $176.2 billion at March 31, 2012 and $159.0 billion at December 31, 2011 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums of $3.3 billion at March 31, 2012 and $2.3 billion at December 31, 2011, respectively. The balances do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on the purchased impaired loans.

Loans increased $17.2 billion as of March 31, 2012 compared with December 31, 2011. On March 2, 2012, our RBC Bank (USA) acquisition added $14.5 billion of loans, which included $6.4 billion of commercial, $2.5 billion of commercial real estate, $3.4 billion of consumer (including $3.0 billion of home equity loans and $.3 billion of credit card loans), $2.1 billion of residential real estate, and $.1 billion of equipment lease financing loans. Excluding acquisition activity, the growth in commercial loans was due to organic growth in the portfolio while the decline in consumer and residential real estate loans was due to loan demand being outpaced by paydowns, refinancing, and charge-offs.

Loans represented 60% of total assets at March 31, 2012 and 59% of total assets at December 31, 2011. Commercial lending represented 57% of the loan portfolio at March 31, 2012 and 56% at December 31, 2011. Consumer lending represented 43% at March 31, 2012 and 44% at December 31, 2011.

Commercial real estate loans represented 6% of total assets at both March 31, 2012 and December 31, 2011.

Table 4: Details Of Loans

In millions	Mar. 31 2012	Dec. 31 2011
Commercial Lending
Commercial
Retail/wholesale trade	$12,983	$11,539
Manufacturing	12,684	11,453
Service providers	11,215	9,717
Real estate related (a)	10,091	8,488
Financial services	8,273	6,646
Health care	5,695	5,068
Other industries	14,574	12,783
Total commercial	75,515	65,694
Commercial real estate
Real estate projects	12,589	10,640
Commercial mortgage	5,945	5,564
Total commercial real estate	18,534	16,204
Equipment lease financing	6,594	6,416
TOTAL COMMERCIAL LENDING	100,643	88,314
Consumer Lending
Home equity
Lines of credit	24,668	22,491
Installment	11,076	10,598
Total home equity	35,744	33,089
Residential real estate
Residential mortgage	15,287	13,885
Residential construction	925	584
Total residential real estate	16,212	14,469
Credit card	4,089	3,976
Other consumer
Education	9,246	9,582
Automobile	5,794	5,181
Other	4,486	4,403
Total other consumer	19,526	19,166
TOTAL CONSUMER LENDING	75,571	70,700
Total loans (b)	$176,214	$159,014
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Construction loans with interest reserves, and A/B Note restructurings are not significant to PNC.

The PNC Financial Services Group, Inc. – Form 10-Q    13

Total loans above include purchased impaired loans of $8.4 billion, or 5% of total loans, at March 31, 2012, and $6.7 billion, or 4% of total loans, at December 31, 2011. The increase is related to the addition of purchased impaired loans from the RBC (USA) acquisition.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $35 billion for the first three months of 2012.

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

Higher Risk Loans

Our loan portfolio includes certain loans deemed to be higher risk and therefore more likely to result in credit losses. As of March 31, 2012, we established specific and pooled reserves on the total commercial lending category of $1.9 billion. This commercial lending reserve included what we believe to be appropriate loss coverage on the higher risk commercial loans in the total commercial portfolio. The commercial lending reserve represented 46% of the total ALLL of $4.2 billion at that date. The remaining 54% of ALLL pertained to the total consumer lending category, including loans with certain attributes that we would consider to be higher risk. We do not consider government insured or guaranteed loans to be higher risk as defaults are materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in this Report.

Purchase Accounting, Accretion and Valuation for Purchased Impaired Loans

Table 5: RBC Acquired Loan Portfolio on March 2, 2012

	Purchased Impaired			Other Purchased Loans (a)
In millions	Fair Value	Outstanding Balance	Net Investment	Fair Value	Outstanding Balance (b)	Net Investment
Commercial	$446	$746	60%	$6,002	$6,328	95%
Commercial Real Estate	481	836	58	2,067	2,310	89
Equipment Lease Financing				86	92	93
Consumer	151	215	70	3,203	3,731	86
Residential Real Estate	896	1,214	74	1,168	1,202	97
Total	$1,974	$3,011	66%	$12,526	$13,663	92%
(a)	Other purchased loans includes revolving loans that are excluded from the purchased impaired loans.
(b)	The difference between total outstanding balance and total fair value will be accreted into net interest income on a constant effective yield over the life of the loans unless future credit events cause the loans to be on nonaccrual.

Information related to purchase accounting, accretion and valuation for purchased impaired loans for the first three months of 2012 and 2011 follows.

Table 6: Accretion – Purchased Impaired Loans

Three months ended March 31 In millions	2012 (a)	2011 (b)
Impaired loans
Scheduled accretion	$158	$160
Reversal of contractual interest on impaired loans	(97)	(106)
Scheduled accretion net of contractual interest	61	54
Excess cash recoveries	40	81
Total impaired loans	$101	$135
(a)	Represents National City and RBC acquisitions.
(b)	Represents National City acquisition.

Table 7: Accretable Net Interest – Purchased Impaired Loans

In billions	2012	2011
January 1	$2.1	$2.2
Addition due to RBC acquisition on March 2, 2012	.6
Accretion	(.2)	(.2)
Excess cash recoveries		(.1)
Net reclassifications to accretable from non-accretable and other activity		.3
March 31 (a)	$2.5	$2.2
(a)	As of March 31, 2012, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $1.5 billion in future periods, of which $250 million was associated with loans purchased in the RBC acquisition. This will offset the total net accretable interest in future interest income of $2.5 billion on purchased impaired loans.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Table 8: Valuation of Purchased Impaired Loans

	March 31, 2012 (a)		December 31, 2011 (b)
Dollars in billions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$2.4		$1.0
Purchased impaired mark	(.7)		(.1)
Recorded investment	1.7		.9
Allowance for loan losses	(.2)		(.2)
Net investment	1.5	63%	.7	70%
Consumer and residential mortgage loans:
Unpaid principal balance	7.7		6.5
Purchased impaired mark	(1.0)		(.7)
Recorded investment	6.7		5.8
Allowance for loan losses	(.8)		(.8)
Net investment	5.9	77%	5.0	77%
Total purchased impaired loans:
Unpaid principal balance	10.1		7.5
Purchased impaired mark	(1.7)		(.8)
Recorded investment	8.4		6.7
Allowance for loan losses	(1.0)		(1.0)
Net investment	$7.4	73%	$5.7	76%

(a)	Represents National City and RBC acquisitions.
(b)	Represents National City acquisition.

The unpaid principal balance of purchased impaired loans increased from $7.5 billion at December 31, 2011 to $10.1 billion at March 31, 2012 due to the acquisition of RBC Bank (USA) and related credit card portfolio, partially offset by payments, disposals, and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at March 31, 2012 was $1.7 billion, which was an increase from $0.8 billion at December 31, 2011. The associated allowance for loan losses remained flat at March 31, 2012. The net investment of $5.7 billion at December 31, 2011 also increased 30% to $7.4 billion at March 31, 2012. At March 31, 2012, our largest individual purchased impaired loan had a recorded investment of $21.8 million.

We currently expect to collect total cash flows of $9.9 billion on purchased impaired loans, representing the $7.4 billion net investment at March 31, 2012 and the accretable net interest of $2.5 billion shown in the Accretable Net Interest-Purchased Impaired Loans table. These represent the net future cash flows on purchased impaired loans, as contractual interest will be reversed.

Net Unfunded Credit Commitments

Net unfunded credit commitments are comprised of the following:

Table 9: Net Unfunded Credit Commitments

In millions	March 31 2012	December 31 2011
Commercial/commercial real estate (a)	$69,941	$64,955
Home equity lines of credit	20,751	18,317
Credit card	17,610	16,216
Other	4,152	3,783
Total	$112,454	$103,271
(a)	Less than 4% of these amounts at each date relate to commercial real estate.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $20.9 billion at March 31, 2012 and $20.2 billion at December 31, 2011.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $903 million at March 31, 2012 and $742 million at December 31, 2011 and are included in the preceding table primarily within the Commercial / commercial real estate category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $10.9 billion at March 31, 2012 and $10.8 billion at December 31, 2011. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

The PNC Financial Services Group, Inc. – Form 10-Q    15

INVESTMENT SECURITIES

Table 10: Details of Investment Securities

In millions	Amortized Cost	Fair Value
March 31, 2012
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$2,567	$2,842
Residential mortgage-backed
Agency	28,493	29,298
Non-agency	6,791	6,121
Commercial mortgage-backed
Agency	865	899
Non-agency	2,805	2,943
Asset-backed	5,417	5,283
State and municipal	1,899	1,936
Other debt	3,647	3,738
Corporate stocks and other	298	298
Total securities available for sale	$52,782	$53,358
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$224	$246
Residential mortgage-backed (agency)	4,450	4,590
Commercial mortgage-backed
Agency	1,301	1,357
Non-agency	3,223	3,334
Asset-backed	967	977
State and municipal	671	704
Other debt	360	373
Total securities held to maturity	$11,196	$11,581
December 31, 2011
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$3,369	$3,717
Residential mortgage-backed
Agency	26,081	26,792
Non-agency	6,673	5,557
Commercial mortgage-backed
Agency	1,101	1,140
Non-agency	2,693	2,756
Asset-backed	3,854	3,669
State and municipal	1,779	1,807
Other debt	2,691	2,762
Corporate stocks and other	368	368
Total securities available for sale	$48,609	$48,568
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$221	$261
Residential mortgage-backed (agency)	4,761	4,891
Commercial mortgage-backed
Agency	1,332	1,382
Non-agency	3,467	3,573
Asset-backed	1,251	1,262
State and municipal	671	702
Other debt	363	379
Total securities held to maturity	$12,066	$12,450

The carrying amount of investment securities totaled $64.6 billion at March 31, 2012, an increase of $3.9 billion, or 6%, from $60.6 billion at December 31, 2011. The increase reflected higher agency residential mortgage-backed securities from net purchase activity and asset-backed and other debt securities added in the RBC Bank (USA) acquisition. Investment securities represented 22% of total assets at both March 31, 2012 and December 31, 2011.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. US Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively represented 60% of the investment securities portfolio at March 31, 2012.

At March 31, 2012, the securities available for sale portfolio included a net unrealized gain of $576 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2011 was a net unrealized loss of $41 million. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The improvement in the net unrealized gain as compared with a loss at December 31, 2011 was primarily due to the effect of higher valuations of non-agency residential mortgage-backed securities. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss from continuing operations, net of tax.

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

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 3.7 years at March 31, 2012 and 3.7 years at December 31, 2011.

We estimate that, at March 31, 2012, the effective duration of investment securities was 2.7 years for an immediate 50 basis points parallel increase in interest rates and 2.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2011 were 2.6 years and 2.4 years, respectively.

16    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

Table 11: Vintage, Current Credit Rating, and FICO Score for Asset-Backed Securities

	March 31, 2012
	Agency		Non-agency
Dollars in millions	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Asset- Backed Securities
Fair Value – Available for Sale	$29,298	$899	$6,121	$2,943	$5,283
Fair Value – Held to Maturity	4,590	1,357		3,334	977
Total Fair Value	$33,888	$2,256	$6,121	$6,277	$6,260
% of Fair Value:
By Vintage
2012	7%			1%
2011	31%	43%		5%
2010	30%	19%		4%	4%
2009	11%	20%		3%	5%
2008	3%	2%			2%
2007	3%	1%	24%	9%	5%
2006	2%	4%	22%	24%	6%
2005 and earlier	8%	11%	53%	52%	7%
Not Available	5%		1%	2%	71%
Total	100%	100%	100%	100%	100%
By Credit Rating (at March 31, 2012)
Agency	100%	100%
AAA			1%	77%	57%
AA			1%	6%	30%
A			3%	10%	1%
BBB			5%	4%
BB			12%	1%
B			6%		1%
Lower than B			71%		9%
No rating			1%	2%	2%
Total	100%	100%	100%	100%	100%
By FICO Score (at origination)
>720			56%		5%
<720 and >660			30%		6%
<660					4%
No FICO score			14%		85%
Total			100%		100%

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

We recognize the credit portion of OTTI charges in current earnings for those debt securities where we do not intend to sell and believe we will not be required to sell the securities prior to expected recovery. The noncredit portion of OTTI is included in accumulated other comprehensive income (loss). Also see our Consolidated Statement of Comprehensive Income.

The PNC Financial Services Group, Inc. – Form 10-Q    17

We recognized OTTI for the first three months of 2012 and 2011 as follows:

Table 12: Other-Than-Temporary Impairments

Three months ended March 31
In millions	2012	2011
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$32	$28
Asset-backed	5	5
Other debt	1	1
Total credit portion of OTTI losses	38	34
Noncredit portion of OTTI (recoveries) (b)	(22)	(4)
Total OTTI losses	$16	$30
(a)	Reduction of noninterest income in our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive income (loss), net of tax, on our Consolidated Balance Sheet. Also see our Consolidated Statement of Comprehensive Income.

The following table summarizes net unrealized gains and losses recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent our most significant categories of securities not backed by the US government or its agencies. A summary of all OTTI credit losses recognized for the first three months of 2012 by investment type is included in Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report.

Table 13: Net Unrealized Gains and Losses on Non-Agency Securities

	March 31, 2012
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
Available for Sale Securities (Non-Agency)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain (Loss)
Credit Rating Analysis
AAA	$91	$1	$1,708	$69	$2,897	$11
Other Investment Grade (AA, A, BBB)	546	(9)	1,033	65	1,715	(14)
Total Investment Grade	637	(8)	2,741	134	4,612	(3)
BB	734	(81)	93
B	384	(25)			61	(5)
Lower than B	4,333	(557)			585	(107)
Total Sub-Investment Grade	5,451	(663)	93		646	(112)
Total No Rating	33	1	109	4	22	(19)
Total	$6,121	$(670)	$2,943	$138	$5,280	$(134)
OTTI Analysis
Investment Grade:
OTTI has been recognized
No OTTI recognized to date	$637	$(8)	$2,741	$134	$4,612	$(3)
Total Investment Grade	637	(8)	2,741	134	4,612	(3)
Sub-Investment Grade:
OTTI has been recognized	3,565	(623)			565	(125)
No OTTI recognized to date	1,886	(40)	93		81	13
Total Sub-Investment Grade	5,451	(663)	93		646	(112)
No Rating:
OTTI has been recognized					22	(19)
No OTTI recognized to date	33	1	109	4
Total No Rating	33	1	109	4	22	(19)
Total	$6,121	$(670)	$2,943	$138	$5,280	$(134)
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA			$3,122	$101	$654	$7
Other Investment Grade (AA, A, BBB)			212	10	212	(1)
Total Investment Grade			3,334	111	866	6
BB					4
B					1
Lower than B
Total Sub-Investment Grade					5
Total No Rating					100	4
Total			$3,334	$111	$971	$10
(a)	Excludes $3 million and $6 million of available for sale and held to maturity agency asset-backed securities, respectively.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage-Backed Securities

At March 31, 2012, our residential mortgage-backed securities portfolio was comprised of $33.9 billion fair value of US government agency-backed securities and $6.1 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first three months of 2012, we recorded OTTI credit losses of $32 million on non-agency residential mortgage-backed securities. All of the losses were associated with securities rated below investment grade. As of March 31, 2012, the noncredit portion of OTTI losses recorded in accumulated other comprehensive income for non-agency residential mortgage-backed securities totaled $623 million and the related securities had a fair value of $3.6 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of March 31, 2012 totaled $1.9 billion, with unrealized net losses of $40 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.3 billion at March 31, 2012 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $2.3 billion fair value at March 31, 2012 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage-backed securities during the first three months of 2012.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $6.3 billion at March 31, 2012 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, automobile loans, and student loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

We recorded OTTI credit losses of $5 million on asset-backed securities during the first three months of 2012. All of the securities are collateralized by first and second lien residential mortgage loans and are rated below investment grade. As of March 31, 2012, the noncredit portion of OTTI losses recorded in accumulated other comprehensive income for asset-backed securities totaled $144 million and the related securities had a fair value of $587 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through March 31, 2012, the remaining fair value was $86 million, with unrealized net gains of $13 million. The results of our security-level assessments indicate that we will recover the cost basis of these securities. Note 7 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

If current housing and economic conditions were to worsen, and if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

Table 14: Loans Held For Sale

In millions	March 31 2012	December 31 2011
Commercial mortgages at fair value	$840	$843
Commercial mortgages at lower of cost or fair value	174	451
Total commercial mortgages	1,014	1,294
Residential mortgages	1,387	1,522
Other	55	120
Total	$2,456	$2,936

We stopped originating certain commercial mortgage loans designated as held for sale in 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. We sold $10 million in unpaid principal balance of these commercial mortgage loans held for sale carried at fair value in the first three months of 2012 and sold $16 million in the first three months of 2011.

We recognized total net losses of $3 million in the first three months of 2012 on the valuation and sale of commercial mortgage loans held for sale, net of hedges. Net gains of $13

The PNC Financial Services Group, Inc. – Form 10-Q    19

million on the valuation and sale of commercial mortgage loans held for sale, net of hedges, were recognized in the first three months of 2011.

Residential mortgage loan origination volume was $3.4 billion in the first three months of 2012 compared to $3.2 billion for the first three months of 2011. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards.

We sold $3.5 billion of loans and recognized related gains of $109 million during the first three months of 2012. The comparable amounts for the first three months of 2011 were $3.4 billion and $84 million, respectively.

Interest income on loans held for sale was $50 million in the first three months of 2012, and $69 million in the first three months of 2011. These amounts are included in Other interest income on our Consolidated Income Statement.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $11.2 billion at March 31, 2012 and $10.1 billion at December 31, 2011. During the first three months of 2012, PNC recorded goodwill of $954 million and other intangible assets of $180 million associated with the RBC Bank (USA) acquisition. See Note 2 Acquisition and Divestiture Activity and Note 9 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in this Report.

FUNDING AND CAPITAL SOURCES

Table 15: Details Of Funding Sources

In millions	March 31 2012	December 31 2011
Deposits
Money market	$99,481	$89,912
Demand	65,086	57,717
Retail certificates of deposit	29,342	29,518
Savings	9,945	8,705
Time deposits in foreign offices and other time	2,273	2,114
Total deposits	206,127	187,966
Borrowed funds
Federal funds purchased and repurchase agreements	4,832	2,984
Federal Home Loan Bank borrowings	8,957	6,967
Bank notes and senior debt	12,065	11,793
Subordinated debt	8,221	8,321
Other	8,464	6,639
Total borrowed funds	42,539	36,704
Total	$248,666	$224,670

Total funding sources increased $24.0 billion at March 31, 2012 compared with December 31, 2011.

Total deposits increased $18.2 billion, or 10%, at March 31, 2012 compared with December 31, 2011. On March 2, 2012, our RBC Bank (USA) acquisition added $18.1 billion of deposits, including $6.9 billion of money market, $6.7 billion of demand deposit, $4.1 billion of retail certificate of deposit, and $.4 billion of savings accounts. Excluding acquisition activity, money market, demand deposits and savings accounts increased for the three months ended March 31, 2012, partially offset by the redemption of retail certificates of deposit. Interest-bearing deposits represented 70% of total deposits at March 31, 2012 compared to 69% at December 31, 2011. Total borrowed funds increased $5.8 billion since December 31, 2011. The change from December 31, 2011 was due to an increase in Federal funds purchased and repurchase agreements along with an increase in FHLB borrowings and commercial paper, partially offset by repayments and maturities.

Capital

See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our upcoming May 2012 redemption of trust preferred securities, our plans to purchase shares under PNC’s existing common stock repurchase program (described below) during the remainder of 2012, our April 2012 increase to PNC’s quarterly common stock dividend, redemption of trust preferred securities and issuance of preferred securities, and our March 2012 issuance of senior notes.

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $1.0 billion, to $35.0 billion, at March 31, 2012 compared with December 31, 2011 as retained earnings increased $0.6 billion. Accumulated other comprehensive income increased $.4 billion, to $.3 billion, at March 31, 2012 compared with a loss of $.1 billion at December 31, 2011 due to net unrealized gains on securities and lower OTTI losses on debt securities. Common shares outstanding were 528 million at March 31, 2012 and 527 million at December 31, 2011.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. We did not purchase any shares in the first three months of 2012 under this program.

20    The PNC Financial Services Group, Inc. – Form 10-Q

Table 16: Risk-Based Capital

Dollars in millions	March 31 2012	December 31 2011
Capital components
Shareholders’ equity
Common	$33,409	$32,417
Preferred	1,636	1,636
Trust preferred capital securities	2,302	2,354
Noncontrolling interests	1,356	1,351
Goodwill and other intangible assets	(10,036)	(9,027)
Eligible deferred income taxes on goodwill and other intangible assets	378	431
Pension, other postretirement benefit plan adjustments	724	755
Net unrealized securities (gains) losses, after-tax	(365)	41
Net unrealized gains on cash flow hedge derivatives, after-tax	(660)	(717)
Other	(157)	(168)
Tier 1 risk-based capital	28,587	29,073
Subordinated debt	4,327	4,571
Eligible allowance for credit losses	3,152	2,904
Total risk-based capital	$36,066	$36,548
Tier 1 common capital
Tier 1 risk-based capital	$28,587	$29,073
Preferred equity	(1,636)	(1,636)
Trust preferred capital securities	(2,302)	(2,354)
Noncontrolling interests	(1,356)	(1,351)
Tier 1 common capital	$23,293	$23,732
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$250,873	$230,705
Adjusted average total assets	271,382	261,958
Capital ratios
Tier 1 common	9.3%	10.3%
Tier 1 risk-based	11.4	12.6
Total risk-based	14.4	15.8
Leverage	10.5	11.1

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through estimated stress scenarios. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although a formal ratio for this metric is not provided for in current regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2012 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, PNC will evaluate its alternatives, including the potential for redemption on the first call date of some or all of its trust preferred securities, based on such considerations it may consider relevant, including dividend rates, the specifics of the future capital requirements, capital market conditions and other factors. See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our April 2012 and upcoming May 2012 redemptions of trust preferred securities. PNC is also subject to replacement capital covenants with respect to certain of its trust preferred securities. See Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2011 Form 10-K and Note 10 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes to Consolidated Financial Statements in this Report for additional information on trust preferred securities.

Our Tier 1 common capital ratio was 9.3% at March 31, 2012, compared with 10.3% at December 31, 2011. Our Tier 1 risk-based capital ratio decreased 120 basis points to 11.4% at March 31, 2012 from 12.6% at December 31, 2011. Our total risk-based capital ratio declined 140 basis points to 14.4% at March 31, 2012 from 15.8% at December 31, 2011. The decline in these ratios was primarily due to an increase in goodwill and risk-weighted assets as a result of the RBC Bank (USA) acquisition.

At March 31, 2012, PNC and PNC Bank, National Association (PNC Bank), our domestic bank subsidiary, were both considered “well capitalized” based on US regulatory capital ratio requirements under Basel I. To qualify as “well-capitalized”, regulators currently require bank holding companies and banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage. We believe PNC and PNC Bank will continue to meet these requirements during the remainder of 2012.

The access to, and cost of, funding for new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength.

The PNC Financial Services Group, Inc. – Form 10-Q    21

We provide additional information regarding enhanced capital requirements and some of their potential impacts on PNC in Item 1A Risk Factors included in our 2011 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in our 2011 Form 10-K and in the following sections of this Report:

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of March 31, 2012 and December 31, 2011 is included in Note 3 of this Report.

Trust Preferred Securities

In connection with the $950 million in principal amount of junior subordinated debentures associated with the trust preferred securities issued by PNC Capital Trusts C, D and E, as well as in connection with the obligations that remain outstanding assumed by PNC with respect to $1.7 billion in principal amount of junior subordinated debentures issued by acquired entities in association with trust preferred securities issued by various subsidiary statutory trusts, we are subject to certain restrictions, including restrictions on dividend payments. Generally, if there is (i) an event of default under the debentures, (ii) PNC elects to defer interest on the debentures, (iii) PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts, or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2011 Form 10-K. See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our April 2012 and upcoming May 2012 redemptions of trust preferred securities.

Also, in connection with the Trust E Securities sale, we are subject to a replacement capital covenant, which is described in Note 13 in our 2011 Form 10-K. Effective April 25, 2012, PNC’s 6 7/8% Subordinated Notes due May 15, 2019 became the covered debt with respect to and in accordance with the terms of this replacement capital covenant because the 6.125% Junior Subordinated Deferrable Interest Debentures issued by PNC to PNC Capital Trust D, which had been the covered debt under this replacement capital covenant, were redeemed in connection with the redemption of the trust preferred securities issued by PNC Capital Trust D.

22    The PNC Financial Services Group, Inc. – Form 10-Q

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements in this Report for further information regarding fair value.

Assets recorded at fair value represented 24% of total assets at March 31, 2012 and 25% at December 31, 2011. Liabilities recorded at fair value represented 3% of total liabilities at March 31, 2012 and 4% at December 31, 2011.

The following table includes the assets and liabilities measured at fair value and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

Table 17: Fair Value Measurements – Summary

	March 31, 2012		December 31, 2011
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Assets
Securities available for sale	$53,358	$7,264	$48,568	$6,729
Financial derivatives	8,703	84	9,463	67
Residential mortgage loans held for sale	1,387		1,522
Trading securities	2,639	39	2,513	39
Residential mortgage servicing rights	724	724	647	647
Commercial mortgage loans held for sale	840	840	843	843
Equity investments	1,522	1,522	1,504	1,504
Customer resale agreements	688		732
Loans	273	6	227	5
Other assets	683	248	639	217
Total assets	$70,817	$10,727	$66,658	$10,051
Level 3 assets as a percentage of total assets at fair value		15%		15%
Level 3 assets as a percentage of consolidated assets		4%		4%
Liabilities
Financial derivatives	$6,961	$334	$7,606	$308
Trading securities sold short	540		1,016
Other liabilities			3
Total liabilities	$7,501	$334	$8,625	$308
Level 3 liabilities as a percentage of total liabilities at fair value		4%		4%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the available for sale securities portfolio for which there was limited market activity.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. During the first three months of 2012 there were transfers of assets and liabilities from Level 2 to Level 3 of $460 million consisting primarily of mortgage-backed securities as a result of a ratings downgrade which reduced the observability of valuation inputs. During the first three months of 2012 and 2011 there were no other material transfers of assets or liabilities between the hierarchy levels.

The PNC Financial Services Group, Inc. – Form 10-Q    23

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions including long-term incentive plan (LTIP) share distributions and obligations, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, alternative investments, including private equity, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Table 18: Results Of Businesses – Summary

(Unaudited)

	Income		Revenue		Average Assets (a)
Three months ended March 31 – in millions	2012	2011	2012	2011	2012	2011
Retail Banking	$50	$(18)	$1,285	$1,247	$69,709	$66,670
Corporate & Institutional Banking	470	432	1,226	1,098	92,896	76,980
Asset Management Group	28	43	231	222	6,566	6,917
Residential Mortgage Banking	61	71	292	258	11,989	11,619
BlackRock	90	86	116	108	5,565	5,530
Non-Strategic Assets Portfolio	71	25	198	245	12,124	14,121
Total business segments	770	639	3,348	3,178	198,849	181,837
Other (b) (c)	41	193	384	453	82,693	80,717
Net income	$811	$832	$3,732	$3,631	$281,542	$262,554
(a)	Period-end balances for BlackRock.
(b)	For our segment reporting presentation in this Financial Review, “Other” for the first three months of 2012 included $145 million of pretax integration costs related to acquisitions.
(c)	“Other” average assets include securities available for sale associated with asset and liability management activities.

24    The PNC Financial Services Group, Inc. – Form 10-Q

RETAIL BANKING

(Unaudited)

Table 19: Retail Banking Table

Three months ended March 31 Dollars in millions, except as noted	2012	2011
INCOME STATEMENT
Net interest income	$895	$818
Noninterest income
Service charges on deposits	121	117
Brokerage	45	53
Consumer services	191	228
Other	33	31
Total noninterest income	390	429
Total revenue	1,285	1,247
Provision for credit losses	135	276
Noninterest expense	1,070	1,001
Pretax earnings (loss)	80	(30)
Income taxes (benefit)	30	(12)
Earnings (loss)	$50	$(18)
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$26,591	$26,064
Indirect auto	4,433	2,400
Indirect other	1,282	1,612
Education	9,440	9,101
Credit cards	3,928	3,731
Other	2,072	1,823
Total consumer	47,746	44,731
Commercial and commercial real estate	10,682	10,786
Floor plan	1,663	1,572
Residential mortgage	1,031	1,287
Total loans	61,122	58,376
Goodwill and other intangible assets	5,888	5,769
Other assets	2,699	2,525
Total assets	$69,709	$66,670
Deposits
Noninterest-bearing demand	$18,764	$18,103
Interest-bearing demand	25,707	20,921
Money market	43,601	40,387
Total transaction deposits	88,072	79,411
Savings	9,077	7,573
Certificates of deposit	28,150	35,365
Total deposits	125,299	122,349
Other liabilities	629	1,147
Capital	8,328	8,048
Total liabilities and equity	$134,256	$131,544
PERFORMANCE RATIOS
Return on average capital	2%	(1)%
Return on average assets	.29	(.11)
Noninterest income to total revenue	30	34
Efficiency	83	80
OTHER INFORMATION (a)
Credit-related statistics:
Commercial nonperforming assets	$315	$301
Consumer nonperforming assets	650	409
Total nonperforming assets (b)	$965	$710
Purchased impaired loans (c)	$903	$869

At March 31 Dollars in millions, except as noted	2012	2011
OTHER INFORMATION (CONTINUED) (a)
Commercial lending net charge-offs	$28	$67
Credit card lending net charge-offs	50	68
Consumer lending (excluding credit card) net charge-offs	113	122
Total net charge-offs	$191	$257
Commercial lending annualized net charge-off ratio	.91%	2.20%
Credit card lending annualized net charge-off ratio	5.12%	7.39%
Consumer lending (excluding credit card) annualized net charge-off ratio	1.01%	1.17%
Total annualized net charge-off ratio	1.26%	1.79%
Home equity portfolio credit statistics: (d)
% of first lien positions at origination (e)	37%	36%
Weighted-average loan-to-value ratios (LTVs) (e)	81%	73%
Weighted-average updated FICO scores (f)	739	731
Annualized net charge-off ratio	1.11%	1.31%
Loans 30 – 59 days past due	.56%	.47%
Loans 60 – 89 days past due	.35%	.31%
Loans 90 days past due (g)	1.24%	.99%
Other statistics:
ATMs	7,220	6,660
Branches (h)	2,900	2,446
Customer-related statistics: (in thousands)
Retail Banking checking relationships	6,278	5,521
Retail online banking active customers	3,823	3,226
Retail online bill payment active customers	1,161	1,029
Brokerage statistics:
Financial consultants (i)	693	700
Full service brokerage offices	38	34
Brokerage account assets (billions)	$37	$35
(a)	Presented as of March 31, except for net charge-offs and annualized net charge-off ratios, which are for the three months ended.
(b)	Includes nonperforming loans of $923 million at March 31, 2012 and $688 million at March 31, 2011. In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. The prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Lien position, LTV, FICO and delinquency statistics are based upon balances and other data that exclude the impact of accounting for acquired loans.
(e)	Updated LTV is reported for March 31, 2012. For previous quarters, lien positions and LTV are based upon data from loan origination. Original LTV excludes certain acquired portfolio loans where this data is not available.
(f)	Represents FICO scores that are updated monthly for home equity lines and quarterly for the home equity installment loans.
(g)	Includes non-accrual loans.
(h)	Excludes satellite offices (e.g., drive-ups, electronic branches, and retirement centers) that provide limited products and/or services.
(i)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

Retail Banking earned $50 million for the quarter compared with a loss of $18 million for a year ago quarter. Earnings increased from the prior year quarter as improving credit quality, a more favorable interest rate environment, higher loan and transaction deposit balances, and higher volumes of customer-initiated transactions were partially offset by the regulatory impact of lower interchange fees on debit card transactions and increased noninterest expense as a result of

The PNC Financial Services Group, Inc. – Form 10-Q    25

additions to legal reserves and the operating expenses associated with RBC Bank (USA). The first quarter of 2012 results include the impact of the retail business associated with the March 2012 acquisition of RBC Bank (USA) and the credit card portfolio purchase from RBC Bank (Georgia), National Association. Retail Banking added approximately $12.1 billion in deposits, $4.9 billion in loans, 460,000 checking relationships, over 400 branches, and over 400 ATMs through this acquisition.

Retail Banking’s core strategy is to grow consumer and small business checking households, and to provide an experience that builds customer loyalty and creates opportunities to sell other products and services including loans, savings, investment products and money management services. Net new checking relationships grew 517,000 in the first quarter, including 460,000 from the RBC Bank (USA) acquisition. The growth reflects strong results and gains in all of our markets as well as strong customer retention in the overall network. The business is also focused on expanding the use of technology, using services such as online banking and mobile deposit taking to improve customer service convenience and lower our service delivery costs. Active online banking customers and active online bill payment customers grew by 19% and 13%, respectively, from the prior year first quarter. Retail Banking’s footprint extends across 17 states and Washington, D.C. covering nearly half the US population and serving 5,546,000 consumers and 732,000 small businesses with 2,900 branches and 7,220 ATM’s.

Total revenue for the first quarter of 2012 was $1.3 billion compared with $1.2 billion for the same period of 2011. Net interest income of $895 million increased $77 million compared with the first quarter of 2011. The increase resulted from higher loan and transaction deposit balances and lower rates paid on deposits.

Noninterest income declined $39 million compared to the first quarter 2011. The decline was driven by lower interchange rates on debit card transactions due to Dodd-Frank and lower brokerage fees, partially offset by higher volumes of customer-initiated transactions including debit and credit cards and higher service charges on deposits. The Dodd-Frank limits related to interchange rates on debit card transactions were effective October 1, 2011. In the first quarter of 2012, the negative impact on Retail Banking revenue from these limits was approximately $70 million. Based on 2012 projected transaction volumes, we expect an additional incremental reduction in 2012 revenue of approximately $230 million.

The provision for credit losses was $135 million in the first quarter of 2012 compared with $276 million in prior year first quarter. Net charge-offs were $191 million for the first quarter 2012 compared with $257 million in the prior year first quarter. Improvements in credit quality over the prior year were evident in the small business, home equity and credit card portfolios. The level of provisioning will be dependent on general economic conditions, loan growth, utilization of credit commitments and asset quality.

Noninterest expense increased $69 million in the first quarter of 2012 from same period of 2011. The increase was primarily attributable to additions to legal reserves and the operating expenses associated with RBC Bank (USA).

Growing core checking deposits is key to Retail Banking’s growth. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. In the first quarter of 2012, average total deposits of $125.3 billion increased $3.0 billion, or 2%, compared with the same period in 2011.

•

The RBC Bank (USA) acquisition, customer preference for liquidity in the low rate environment, and customer growth resulted in period over period growth in average transaction deposits of $8.7 billion, or 11% and growth in average savings deposit balances of $1.5 billion or 20%. In the first quarter of 2012, compared with the year-ago quarter, average demand deposits increased $5.5 billion, or 14% to $44.5 billion; average money market deposits increased $3.2 billion, or 8% to $43.6 billion.

•

Average consumer certificates of deposit decreased $7.2 billion or 20% from the same period in 2011 and was partially offset by the impact of the RBC Bank (USA) acquisition. The decline in high-rate certificates of deposit is expected to continue through the second quarter of 2012.

Retail Banking continues to focus on a relationship-based lending strategy that targets specific customer sectors including mass and mass affluent consumers, small businesses and auto dealerships. In the first quarter of 2012, average total loans were $61.1 billion, an increase of $2.7 billion, or 5%, over the same quarter in 2011, of which $1.5 billion was attributable to the RBC Bank (USA) acquisition, primarily in the home equity portfolio.

•

Average indirect auto loans increased $2.0 billion, or 85%, over the same quarter in 2011. The increase was due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales.

•

Average home equity loans increased $527 million, or 2%, compared with the same period in 2011. The increase was primarily due to the RBC Bank (USA) acquisition. The remainder of the portfolio showed a decline as loan demand was outpaced by paydowns, refinancings, and charge-offs. Retail Banking’s home

26    The PNC Financial Services Group, Inc. – Form 10-Q

equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint. A change in policy implemented in the first quarter of 2012 on home equity loans places them on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy.

•

Average education loans grew $339 million, or 4%, compared with the same period in 2011, primarily due to portfolio purchases in July 2011 and November 2011 of approximately $445 million and $560 million, respectively.

•	Average auto dealer floor plan loans grew $91 million, or 6%, compared with the same quarter in 2011, primarily resulting from additional dealer relationships.
•

Average credit card balances increased $197 million, or 5%, over the same quarter in 2011. An increase in active accounts and the portfolio purchase from RBC Bank (Georgia) National Association combined to increase credit card balances.

•

Average commercial and commercial real estate loans declined $104 million, or 1%, compared with the same period in 2011. The decrease was primarily due to refinancings, paydowns, and charge-offs, partially offset by the acquisition of RBC Bank (USA).

•

Average indirect other and residential mortgages are primarily run-off portfolios and declined $330 million and $256 million, respectively, compared with the same period in 2011. The indirect other portfolio is comprised of marine, RV, and other indirect loan products.

The PNC Financial Services Group, Inc. – Form 10-Q    27

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Table 20: Corporate & Institutional Banking Table

Three months ended March 31 Dollars in millions, except as noted	2012	2011
INCOME STATEMENT
Net interest income	$896	$799
Noninterest income
Corporate service fees	202	187
Other	128	112
Noninterest income	330	299
Total revenue	1,226	1,098
Provision for credit losses (benefit)	19	(30)
Noninterest expense	463	445
Pretax earnings	744	683
Income taxes	274	251
Earnings	$470	$432
AVERAGE BALANCE SHEET
Loans
Commercial	$42,919	$33,194
Commercial real estate	14,388	14,347
Commercial – real estate related	4,971	3,463
Asset-based lending	9,266	7,370
Equipment lease financing	5,706	5,540
Total loans	77,250	63,914
Goodwill and other intangible assets	3,442	3,484
Loans held for sale	1,244	1,341
Other assets	10,960	8,241
Total assets	$92,896	$76,980
Deposits
Noninterest-bearing demand	$37,225	$27,843
Money market	13,872	12,131
Other	5,372	6,057
Total deposits	56,469	46,031
Other liabilities	15,987	12,205
Capital	8,537	7,858
Total liabilities and equity	$80,993	$66,094

Three months ended March 31 Dollars in millions, except as noted	2012	2011
PERFORMANCE RATIOS
Return on average capital	22%	22%
Return on average assets	2.03	2.28
Noninterest income to total revenue	27	27
Efficiency	38	41
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$267	$266
Acquisitions/additions	10	10
Repayments/transfers	(9)	(10)
End of period	$268	$266
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management	$311	$301
Capital Markets	$156	$139
Commercial mortgage loans held for sale (b)	$13	$29
Commercial mortgage loan servicing income, net of amortization (c)	49	47
Commercial mortgage servicing rights impairment	(19)	(35)
Total commercial mortgage banking activities	$43	$41
Total loans (d)	$84,329	$64,368
Credit-related statistics:
Nonperforming assets (d) (e)	$1,776	$2,574
Purchased impaired loans (d) (f)	$1,177	$659
Net charge-offs	$43	$153
Net carrying amount of commercial mortgage servicing rights (d)	$428	$645
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.
(b)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(c)	Includes net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization. Commercial mortgage servicing rights impairment is shown separately.
(d)	As of March 31.
(e)	Includes nonperforming loans of $1.6 billion at March 31, 2012 and $2.4 billion at March 31, 2011.
(f)	Recorded investment of purchased impaired loans related to acquisitions.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking earned $470 million in the first quarter of 2012 and $432 million in the first quarter of 2011. The increase in earnings was primarily due to higher net interest and noninterest income which more than offset an increase in the provision for credit losses. We continued to focus on adding new clients, increasing cross sales, and remaining committed to strong expense discipline.

The first quarter of 2012 included the impact of the RBC Bank (USA) acquisition which added approximately $7.5 billion of loans and $4.8 billion of deposits.

Highlights of Corporate & Institutional Banking’s performance during first quarter 2012 include the following:

•	Overall results benefited from successful sales efforts to new clients and product penetration of the existing customer base.
•	New primary client acquisitions in corporate banking were 243 in the first quarter of 2012, consistent with growth in 2011.
•

Loan commitments increased 23% to $163 billion at March 31, 2012 compared to March 31, 2011, primarily due to the RBC Bank (USA) acquisition and growth in our Corporate Finance, Public Finance, Healthcare, Real Estate and Business Credit businesses.

•	Loan balances have increased for five consecutive quarters, including an increase in average loans for the first quarter of 2012 of $13.3 billion or 21%, compared to the first quarter of 2011.
•	Our Treasury Management business, which ranks among the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare.
•	Cross sales of treasury management and capital markets products to customers in PNC’s markets continued to be successful and were ahead of both target and 2011.
•

Midland Loan Services, one of the leading third-party providers of servicing for the commercial real estate industry, received the highest U.S. servicer and special servicer ratings from Fitch Ratings and Standard & Poor’s for the 11th consecutive year.

•

Midland Loan Services was the number one servicer of FNMA and FHLMC multifamily and healthcare loans and was the second leading servicer of commercial and multifamily loans by volume as of March 31, 2012 according to Mortgage Bankers Association.

Net interest income in the first quarter of 2012 was $896 million, a 12% increase from the first quarter of 2011,

reflecting higher average loans and deposits including the impact of the RBC Bank (USA) acquisition.

Corporate service fees were $202 million in the first quarter of 2012, a increase of $15 million from the first quarter of 2011, primarily due to higher commercial mortgage banking revenue and merger and acquisition advisory fees. The increases more than offset a decrease in treasury management fees due to the impact of the prolonged low interest rate environment which has resulted in customers leaving compensating balances in lieu of paying fees. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

Other noninterest income was $128 million in the first three months of 2012 compared with $112 million in the first three months of 2011. The increase of $16 million was primarily due to customer driven capital markets activity.

The provision for credit losses was $19 million in the first quarter of 2012 compared with a benefit of $30 million in the first quarter of 2011. The increase reflected the impact of higher loan and commitment levels. There were net charge-offs of $43 million in the first quarter of 2012, which decreased $110 million, or 72%, compared with the first quarter of 2011. The decline was attributable primarily to the commercial real estate and aviation portfolios. Nonperforming assets declined for the eighth consecutive quarter, and at $1.8 billion represented a 31% decrease from March 31, 2011.

Noninterest expense was $463 million in the first quarter of 2012, an increase of $18 million from the first quarter of 2011. Higher compensation-related costs were driven by higher staffing including the impact of the RBC Bank (USA) acquisition.

Average loans were $77.3 billion in the first quarter of 2012 compared with $63.9 billion in the first quarter of 2011, an increase of 21%.

•

The Corporate Banking business provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Average loans for this business increased $7.9 billion or 25% in the first quarter of 2012 compared with the first quarter of 2011. Loan commitments have increased since the second quarter of 2011 due to new customers and increased demand from existing customers.

•

PNC Real Estate provides commercial real estate and real-estate related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business increased $1.6 billion or 10% in the first quarter of 2012 compared to the first quarter of 2011 due to improved originations.

•

PNC Business Credit is one of the top middle market asset-based lenders in the country. The loan portfolio is relatively high yielding, with moderate risk, as the loans are mainly secured by short-term assets. Average loans increased $1.9 billion or 26% in the first quarter of 2012 compared with the first quarter of 2011 due to customers seeking stable lending

The PNC Financial Services Group, Inc. – Form 10-Q    29

sources, loan usage rates, and market expansion.
•	PNC Equipment Finance is the 4th largest bank-affiliated leasing company with over $9 billion in equipment finance assets.

Average deposits were $56.5 billion in the first quarter of 2012, an increase of $10.4 billion, or 23%, compared with the first quarter of 2011.

•	Deposit growth has been very strong, and is an industry-wide trend as clients are holding record levels of cash and liquidity.
•	Deposit inflows into noninterest-bearing demand deposits continued as FDIC insurance has been an attraction for customers maintaining liquidity during this prolonged period of low interest rates.
•

The repeal of Regulation Q limitations on interest-bearing commercial demand deposit accounts became effective in the third quarter of 2011. As expected, interest in this product has been muted due to the current rate environment and the limited amount of FDIC insurance coverage.

The commercial mortgage servicing portfolio was $268 billion at March 31, 2012 compared with $266 billion March 31, 2011. Servicing additions were mostly offset by portfolio run-off.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.

ASSET MANAGEMENT GROUP

(Unaudited)

Table 21: Asset Management Group Table

Three months ended March 31 Dollars in millions, except as noted	2012	2011
INCOME STATEMENT
Net interest income	$63	$60
Noninterest income	168	162
Total revenue	231	222
Provision for credit losses (benefit)	10	(6)
Noninterest expense	176	160
Pretax earnings	45	68
Income taxes	17	25
Earnings	$28	$43
AVERAGE BALANCE SHEET
Loans
Consumer	$4,183	$4,054
Commercial and commercial real estate	1,126	1,503
Residential mortgage	692	715
Total loans	6,001	6,272
Goodwill and other intangible assets	345	374
Other assets	220	271
Total assets	$6,566	$6,917
Deposits
Noninterest-bearing demand	$1,575	$1,161
Interest-bearing demand	2,637	2,291
Money market	3,651	3,591
Total transaction deposits	7,863	7,043
CDs/IRAs/savings deposits	549	676
Total deposits	8,412	7,719
Other liabilities	71	69
Capital	347	344
Total liabilities and equity	$8,830	$8,132
PERFORMANCE RATIOS
Return on average capital	32%	51%
Return on average assets	1.72	2.52
Noninterest income to total revenue	73	73
Efficiency	76	72
OTHER INFORMATION
Total nonperforming assets (a) (b)	$73	$74
Purchased impaired loans (a) (c)	$126	$143
Total net charge-offs (recoveries)	$2	$(11)

30    The PNC Financial Services Group, Inc. – Form 10-Q

Three months ended March 31 Dollars in millions, except as noted	2012	2011
Assets Under Administration (in billions) (a) (d)
Personal	$104	$102
Institutional	115	117
Total	$219	$219
Asset Type
Equity	$119	$120
Fixed Income	66	64
Liquidity/Other	34	35
Total	$219	$219
Discretionary assets under management
Personal	$73	$71
Institutional	39	39
Total	$112	$110
Asset Type
Equity	$58	$57
Fixed Income	38	36
Liquidity/Other	16	17
Total	$112	$110
Nondiscretionary assets under administration
Personal	$31	$31
Institutional	76	78
Total	$107	$109
Asset Type
Equity	$61	$63
Fixed Income	28	28
Liquidity/Other	18	18
Total	$107	$109
(a)	As of March 31.
(b)	Includes nonperforming loans of $69 million at March 31, 2012 and March 31, 2011.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

Asset Management Group earned $28 million in the first quarter of 2012 compared with $43 million in the first quarter of 2011. Assets under administration were $219 billion as of March 31, 2012 and March 31, 2011. The decline in earnings compared to the first quarter of 2011 resulted from higher noninterest expense from strategic business investments and higher provision for credit losses. First quarter 2012 net charge-offs were $2 million compared with net recoveries of $11 million in the first quarter of 2011. Revenue increased $9 million or 4% in the year-over-year comparison as growth in discretionary assets under management drove higher noninterest income and higher average deposit balances increased net interest income.

The core growth strategies for the business include: increasing channel penetration; investing in higher growth geographies; and investing in differentiated client-facing technology. During the first quarter of 2012, the business delivered strong sales production and benefited from significant referrals from other PNC lines of business. Over time and with stabilized market conditions, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income.

Highlights of Asset Management Group’s performance during the first three months of 2012 include the following:

•	Positive net flows of approximately $0.2 billion in discretionary assets under management after adjustments to total net flows for cyclical client activities;
•	Strong sales production, up nearly 35% over the prior year first quarter;
•	Significant referrals from other PNC lines of business, an increase of nearly 40% over first quarter 2011; and
•	Continuing levels of new business investment and focused hiring to drive growth with nearly 65 external new hires.

Assets under administration were $219 billion at March 31, 2012, comparable to the same amount at March 31, 2011. Discretionary assets under management were $112 billion at March 31, 2012 compared with $110 billion at March 31, 2011. The increase in the year-over-year comparison was driven by higher equity markets, strong sales performance and successful client retention.

Total revenue for the first quarter was $231 million compared with $222 million for the same period in 2011. Net interest income was $63 million for the first quarter of 2012 compared with $60 million in the first quarter 2011. The increase was attributable to higher deposit balances. Noninterest income was $168 million for the first three months of 2012, up $6 million from the prior year due to stronger average equity markets and strong sales.

Provision for credit losses was $10 million for the first quarter of 2012 compared to a benefit of $6 million in the first quarter of 2011.

Noninterest expense was $176 million in the first quarter of 2012, an increase of $16 million or 10% from the prior year. The increase was attributable to investments in the business to drive growth including front-line sales staff, client-facing technology and aggressive marketing. Over the last 12 months, total full-time headcount has increased by approximately 116 positions or 4%. Asset Management Group remains focused on disciplined expense management as it invests in these strategic growth opportunities.

Average deposits for the quarter increased $693 million, or 9%, over the prior year. Average transaction deposits grew 12% compared with 2011 and were partially offset by the strategic run-off of higher rate certificates of deposit in the comparison. Average loan balances of $6.0 billion decreased $271 million, or 4%, from the prior year as portfolio repositioning and loan pay downs exceeded new loan production.

The PNC Financial Services Group, Inc. – Form 10-Q    31

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Table 22: Residential Mortgage Banking Table

Three months ended March 31 Dollars in millions, except as noted	2012	2011
INCOME STATEMENT
Net interest income	$51	$56
Noninterest income
Loan servicing revenue
Servicing fees	56	50
Net MSR hedging gains	71	64
Loan sales revenue	109	84
Other	5	4
Total noninterest income	241	202
Total revenue	292	258
Provision for credit losses (benefit)	(7)	8
Noninterest expense	203	137
Pretax earnings	96	113
Income taxes	35	42
Earnings	$61	$71
AVERAGE BALANCE SHEET
Portfolio loans	$2,922	$2,734
Loans held for sale	1,675	1,802
Mortgage servicing rights (MSR)	645	1,048
Other assets	6,747	6,035
Total assets	$11,989	$11,619
Deposits	$1,662	$1,587
Borrowings and other liabilities	4,353	4,144
Capital	832	729
Total liabilities and equity	$6,847	$6,460
PERFORMANCE RATIOS
Return on average capital	29%	39%
Return on average assets	2.05	2.48
Noninterest income to total revenue	83	78
Efficiency	70	53
RESIDENTIAL MORTGAGE SERVICING PORTFOLIO – THIRD-PARTY (in billions)
Beginning of period	$118	$125
Acquisitions	7	5
Additions	4	3
Repayments/transfers	(8)	(6)
End of period	$121	$127
Servicing portfolio – third-party statistics: (a)
Fixed rate	91%	90%
Adjustable rate/balloon	9%	10%
Weighted-average interest rate	5.26%	5.53%
MSR capitalized value (in billions)	$.7	$1.1
MSR capitalization value (in basis points)	60	88
Weighted-average servicing fee (in basis points)	29	30
OTHER INFORMATION
Loan origination volume (in billions)	$3.4	$3.2
Percentage of originations represented by:
Agency and government programs	100%	100%
Refinance volume	82%	85%
Total nonperforming assets (a) (b)	$80	$78
Purchased impaired loans (a) (c)	$100	$158
(a)	As of March 31.
(b)	Includes nonperforming loans of $39 million at March 31, 2012 and $101 million at March 31, 2011.
(c)	Recorded investment of purchased impaired loans related to acquisitions.

Residential Mortgage Banking earned $61 million in the first quarter of 2012 compared with $71 million in the first quarter of 2011. Earnings declined from the prior year first quarter primarily as a result of higher noninterest expense, partially offset by increased loans sales revenue, lower provision for credit losses and higher net hedging gains on mortgage servicing rights and servicing fees.

Residential Mortgage Banking overview:

•	Total loan originations were $3.4 billion for 2012 compared with $3.2 billion in 2011. Loans continue to be originated primarily through direct channels under FNMA, FHLMC and FHA/VA agency guidelines.
•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At March 31, 2012, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $101 million compared with $83 million at December 31, 2011 and $124 million at March 31, 2011. See the Recourse And Repurchase Obligations section of this Financial Review and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

•	Residential mortgage loans serviced for others totaled $121 billion at March 31, 2012 compared with $127 billion at March 31, 2011 as payoffs continued to outpace new direct loan origination volume.
•

Noninterest income was $241 million in the first quarter of 2012 compared with $202 million in the first quarter of 2011. The increase resulted from higher loan sales revenue driven by higher loan origination volume, higher net hedging gains on mortgage servicing rights and higher servicing fees.

•

Net interest income was $51 million in the first quarter of 2012 compared with $56 million in the first quarter of 2011. The decrease in the comparisons was primarily due to lower interest yields on loans held for sale.

•

Noninterest expense was $203 million in the first quarter of 2012 compared with $137 million in the first quarter of 2011. The increase from the prior year first quarter was primarily driven by higher residential mortgage foreclosure-related expenses and additions to legal reserves.

32    The PNC Financial Services Group, Inc. – Form 10-Q

•

The fair value of mortgage servicing rights was $0.7 billion at March 31, 2012 compared with $1.1 billion at March 31, 2011. The decline was due to lower mortgage rates at March 31, 2012 and a smaller mortgage servicing portfolio.

BLACKROCK

(Unaudited)

Table 23: BlackRock Table

Information related to our equity investment in BlackRock follows:

Three months ended March 31 Dollars in millions	2012	2011
Business segment earnings (a)	$90	$86
PNC’s economic interest in BlackRock (b)	21%	20%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At March 31.

In billions	Mar. 31 2012	Dec. 31 2011
Carrying value of PNC’s investment in BlackRock (c)	$5.3	$5.3
Market value of PNC’s investment in BlackRock (d)	7.4	6.4
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.8 billion at March 31, 2012 and $1.7 billion at December 31, 2011.
(d)	Does not include liquidity discount.

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

At March 31, 2012, approximately 1.5 million shares of BlackRock Series C Preferred Stock were available to fund a portion of awards under future BlackRock LTIP programs.

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. Our voting interest in BlackRock common stock (approximately 24% at March 31, 2012) is higher than our overall share of BlackRock’s equity and earnings.

Our 2011 Form 10-K includes additional information about our investment in BlackRock, including the September 2011 transfer of 1.3 million shares of BlackRock Series C Preferred Stock from PNC to BlackRock to satisfy a portion of our LTIP obligation.

NON-STRATEGIC ASSETS PORTFOLIO

(Unaudited)

Table 24: Non-Strategic Assets Portfolio Table

Three months ended March 31 Dollars in millions	2012	2011
INCOME STATEMENT
Net interest income	$217	$236
Noninterest income	(19)	9
Total revenue	198	245
Provision for credit losses	18	152
Noninterest expense	68	53
Pretax earnings	112	40
Income taxes	41	15
Earnings	$71	$25
AVERAGE BALANCE SHEET
Commercial Lending:
Commercial/Commercial real estate	$1,004	$1,582
Lease financing	670	757
Total commercial lending	1,674	2,339
Consumer Lending:
Consumer	4,849	5,559
Residential real estate	6,046	6,332
Total consumer lending	10,895	11,891
Total portfolio loans	12,569	14,230
Other assets (a)	(445)	(109)
Total assets	$12,124	$14,121
Deposits and other liabilities	$177	159
Capital	1,176	1,371
Total liabilities and equity	$1,353	$1,530
PERFORMANCE RATIOS
Return on average capital	24%	7%
Return on average assets	2.36	.72
OTHER INFORMATION
Nonperforming assets (b) (c)	$1,192	$1,208
Purchased impaired loans (b) (d)	$6,097	$5,685
Net charge-offs (e)	$91	$123
Annualized net charge-off ratio (e)	2.91%	3.51%
LOANS (b)
Commercial Lending
Commercial/Commercial real estate	$1,104	$1,474
Lease financing	671	695
Total commercial lending	1,775	2,169
Consumer Lending
Consumer	4,751	5,381
Residential real estate	6,693	6,325
Total consumer lending	11,444	11,706
Total loans	$13,219	$13,875
(a)	Other assets includes deferred taxes, ALLL and OREO. Other assets were negative in both periods due to the ALLL.
(b)	As of March 31.
(c)	Includes nonperforming loans of $.7 billion at March 31, 2012 and $.9 billion at March 31, 2011.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At March 31, 2012, this segment contained 72% of PNC’s purchased impaired loans.
(e)	For the three months ended March 31.

This business segment consists primarily of acquired non-strategic assets that fall outside of our core business strategy. Non-Strategic Assets Portfolio had earnings of $71 million in the first quarter of 2012 compared with $25 million

The PNC Financial Services Group, Inc. – Form 10-Q    33

in the first quarter of 2011. The increase was primarily attributable to a lower provision for credit losses partially offset by a decline in revenue.

Non-Strategic Assets Portfolio overview:

•

Average loans declined to $12.6 billion in the first quarter of 2012 compared with $14.2 billion in the first quarter of 2011. The overall decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets partially offset by the addition of loans from the RBC Bank (USA) acquisition.

•

The first quarter of 2012 included the impact of the RBC Bank (USA) acquisition which added approximately $1.0 billion of residential real estate loans, $.2 billion of commercial/commercial real estate loans and $.2 billion of OREO assets. Of these assets, $1.0 billion were deemed purchased impaired loans.

•

Net interest income was $217 million in the first three months of 2012 compared with $236 million in the first three months of 2011. The decrease reflected lower loan balances and related purchase accounting accretion.

•

Noninterest income was a loss of $19 million in the first quarter of 2012 compared with earnings of $9 million in the first quarter of 2011. The decline was driven mainly by additions to the liability for estimated losses on repurchase and indemnification claims.

•

The provision for credit losses was $18 million in the first three months of 2012 compared with $152 million in the first three months of 2011. The decline was primarily due to overall improvement in credit quality across the portfolios.

•	Noninterest expense in the first quarter of 2012 was $68 million compared with $53 million in the first quarter of 2011. The increase was due to higher other real estate owned costs.
•

Nonperforming loans decreased to $.7 billion at March 31, 2012 compared with $.9 billion at March 31, 2011. The consumer lending portfolio comprised 68% of the nonperforming loans at March 31, 2012. Nonperforming consumer loans increased $19 million.

•

Net charge-offs were $91 million in the first quarter of 2012 and $123 million in the first quarter of 2011. The decrease was due to lower net charge-offs on residential real estate and commercial real estate loans.

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

•

The $13.2 billion of loans held in this portfolio at March 31, 2012 are stated inclusive of a fair value adjustment on purchased impaired loans at acquisition. Taking the adjustment and the ALLL into account, the net carrying basis of this loan portfolio is 79% of customer outstandings.

•

The Commercial Lending portfolio within this segment is comprised of $1.1 billion in residential development loans (i.e. condominiums, townhomes, developed and undeveloped land) and $.7 billion of performing cross-border leases. This portfolio has been reduced by 18% since March 31, 2011 driven by the decline in residential development loans. The cross-border lease portfolio has been relatively stable. These assets are long-term and are of high credit quality.

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

•

When loans are sold, we may assume certain loan repurchase obligations associated with those loans primarily relating to situations where investors may request PNC to indemnify them against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At March 31, 2012, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio business segment was $51 million compared to $128 million at March 31, 2011. See the Recourse And Repurchase Obligations section of this Financial Review and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements included this Report for additional information.

34    The PNC Financial Services Group, Inc. – Form 10-Q

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in Part II, Item 8 of our 2011 Form 10-K and in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report describe the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

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

We discuss the following critical accounting policies and judgments under this same heading in Item 7 of our 2011 Form 10-K:

•	Fair Value Measurements
•	Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters of Credit
•	Estimated Cash Flows on Purchased Impaired Loans
•	Goodwill
•	Lease Residuals
•	Revenue Recognition
•	Residential and Commercial Mortgage Servicing Rights
•	Income Taxes
•	Proposed Accounting Standards

We provide additional information about many of these items in the Notes To Consolidated Financial Statements included in Part l, Item l of this Report, including in the case of Residential and Commercial Mortgage Servicing Rights in Notes 8 and 9.

Recent Accounting Pronouncements

See Note 1 Accounting Policies in the Notes to the Consolidated Financial Statements of this Report regarding the impact of the adoption of new accounting guidance issued by the Financial Accounting Standards Board.

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are primarily invested in equity investments and fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy, which is described more fully in Note 14 Employee Benefit Plans in our 2011 Form 10-K.

We calculate the expense associated with the pension plan and the assumptions and methods that we use reflect trust assets at their fair market value. On an annual basis, we review the actuarial assumptions related to the pension plan. The primary assumptions used to measure pension obligations and costs are the discount rate, compensation increase and expected long-term return on assets. Among these, the compensation increase assumption does not significantly affect pension expense.

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

The PNC Financial Services Group, Inc. – Form 10-Q    35

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

As more fully described in our 2011 Form 10-K, the expected long-term return on plan assets for determining net periodic pension cost for 2011 was 7.75%. We are maintaining our expected long-term return on plan assets at 7.75% for determining pension cost for 2012.

Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to increase or decrease by up to $8 million as the impact is amortized into results of operations.

We currently estimate a pretax pension expense of $92 million in 2012 compared with pretax expense of $3 million in 2011. This year-over-year expected increase is primarily due to the amortization impact of the unfavorable 2011 investment returns as compared with the expected long-term return assumption and the increase in obligations due to the drop in the discount rate. In addition, the estimate for 2012 includes approximately $1 million for employees expected to join the plan after the RBC Bank (USA) acquisition upon attainment of certain eligibility criteria.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2012 estimated expense as a baseline.

Table 25: Pension Expense – Sensitivity Analysis

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

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in our 2011 Form 10-K, PNC has sold commercial mortgage and residential mortgage loans directly or indirectly in securitizations and whole-loan sale transactions with continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets in these transactions.

Commercial Mortgage Loan Recourse Obligations

We originate, close, and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At March 31, 2012 and December 31, 2011, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.2 billion and $13.0 billion, respectively. The potential maximum exposure under the loss share arrangements was $4.0 billion at both March 31, 2012 and December 31, 2011. We maintain a reserve for estimated losses based on our exposure. The reserve for losses under these programs totaled $50 million and $47 million as of March 31, 2012 and December 31, 2011, respectively, and

36    The PNC Financial Services Group, Inc. – Form 10-Q

is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Residential mortgage loan and home equity repurchase obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in our 2011 Form 10-K, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and the Government National Mortgage Association (GNMA) program, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with Federal Housing Agency (FHA) and Department of Veterans Affairs (VA)-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

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

Loan covenants and representations and warranties are established through loan sale agreements with various investors to provide assurance that PNC has sold loans to investors of sufficient investment quality. Key aspects of such covenants and representations and warranties include the loan’s compliance with any applicable loan criteria established for the transaction, including underwriting standards, delivery of all required loan documents to the investor or its designated party, sufficient collateral valuation, and the validity of the lien securing the loan. As a result of alleged breaches of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans.

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

The following table details the unpaid principal balance of our unresolved indemnification and repurchase claims at March 31, 2012 and December 31, 2011.

Table 26: Analysis of Unresolved Asserted Indemnification and Repurchase Claims

In millions	Mar. 31 2012	Dec. 31 2011
Residential mortgages:
Agency securitizations	$337	$302
Private investors (a)	69	73

Home equity loans/lines:
Private investors (b)	73	110
Total unresolved claims	$479	$485
(a)	Activity relates to loans sold through Non-Agency securitization and whole-loan sale transactions.
(b)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.

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

The PNC Financial Services Group, Inc. – Form 10-Q    37

The table below details our indemnification and repurchase claim settlement activity during the first three months of 2012 and 2011.

Table 27: Analysis of Indemnification and Repurchase Claim Settlement Activity

	2012			2011
Three months ended March 31 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
Agency securitizations	$50	$29	$13	$59	$29	$24
Private investors (e)	21	11	3	21	5	6

Home equity loans/lines:
Private investors - Repurchases (f)	10	8	2	22	22
Total indemnification and repurchase settlements	$81	$48	$18	$102	$56	$30
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans, and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and whole-loan sale transactions.
(f)	Activity relates to brokered home equity loans/lines sold through whole-loan sale transactions which occurred during 2005-2007.

During 2011 and the first three months of 2012, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: 1) misrepresentation of income, assets or employment; 2) property evaluation or status issues (e.g., appraisal, title, etc.); 3) underwriting guideline violations; or 4) mortgage insurance rescissions. During 2011, the volume of residential mortgage indemnification and repurchase claims increased reflecting the prolonged weak residential housing sector and the continuing industry trend of Agency investors pursuing strategies to aggressively reduce their exposure to losses on purchased loans. This increase, along with an increase in the average time to resolve investor claims, has contributed to the higher balances of unresolved claims for residential mortgages in agency securitizations at March 31, 2012. The extended period of time to resolve these investor claims coupled with higher claim rescission rates drove the decline in residential mortgage indemnification and repurchase settlement activity in 2011 and the first three months of 2012. As the level of residential mortgage claims increased over the past couple of years, management focused its efforts on improving its process to review and respond to these claims. The lower balance of unresolved indemnification and repurchase claims for home equity loans/lines at March 31, 2012 was primarily attributed to pooled settlement activity in the second quarter of 2011 and higher claim rescission rates. Management also implemented enhancements to its process of reviewing and responding to investor claims for this sold portfolio. The lower first quarter 2012 indemnification and repurchase settlement activity was also impacted by higher claim rescission rates coupled with management’s prior year strategy to settle investor repurchase claims.

For the first and second-lien mortgage balances of unresolved and settled claims contained in the tables above, a significant amount of these claims were associated with sold loans originated through correspondent lender and broker origination channels. For the home equity loans/lines sold portfolio, all unresolved and settled claims relate to loans originated through the broker origination channel. In certain instances when indemnification or repurchase claims are settled for these types of sold loans, we have recourse back to the correspondent lenders, brokers and other third-parties (e.g., contract underwriting companies, closing agents, appraisers, etc.). Depending on the underlying reason for the investor claim, we determine our ability to pursue recourse with these parties and file claims with them accordingly. Our historical recourse recovery rate has been insignificant as our efforts have been impacted by the inability of such parties to reimburse us for their recourse obligations (e.g., their capital availability or whether they remain in business) or factors that limit our ability to pursue recourse from these parties (e.g., contractual loss caps, statutes of limitations). Broker recourse activities, to the extent material, as well as the trends in unresolved claim and indemnification and repurchase activity described above are considered in the determination of our estimated indemnification and repurchase liability detailed below.

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

38    The PNC Financial Services Group, Inc. – Form 10-Q

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. We believe our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on investor indemnification and repurchase claims at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $101 million and $83 million, respectively. The first quarter 2012 increase resulted from the RBC Bank (USA) acquisition which added $26 million to this liability and related to repurchase obligations on RBC Bank (USA) sold loans. Excluding this impact, the liability decreased from December 31, 2011, reflecting the continuing seasoning of the sold portfolio and higher claim rescission rates as described above. This decrease was related solely to the period ended March 31, 2012 and resulted despite higher levels of investor indemnification and repurchase claim activity. The indemnification and repurchase liability for home equity loans/lines was $51 million and $47 million at March 31, 2012 and December 31, 2011, respectively. The increase in this liability was primarily driven by management’s projection that home equity repurchases will be higher in 2012.

RISK MANAGEMENT

We encounter risk as part of the normal course of operating our business and we design risk management processes to help manage these risks.

The Risk Management section included in Item 7 of our 2011 Form 10-K describes our risk management philosophy, principles, governance and various aspects of our corporate-level risk management program. Additionally, our 2011 Form 10-K provides an analysis of our primary areas of risk: credit, operational, model, liquidity, and market, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process, and addresses historical performance in appropriate places within the Risk Management section of that report.

The following information updates our 2011 Form 10-K risk management disclosures.

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

Asset Quality Overview

Overall asset quality trends for the first quarter of 2012 were stable from December 31, 2011 and improved over March 31, 2011 and included the following:

•	Overall loan delinquencies have decreased $275 million, or 6%, from year-end 2011 levels.
•

Nonperforming loans increased $21 million, less than 1%, to $3.6 billion as of March 31, 2012 compared with December 31, 2011 mainly attributable to a change in policy for home equity loans past due 90 days being placed on nonaccrual status, compared to the prior policy of past due 180 days. The increase was partially offset by a decline in total nonperforming commercial lending.

•	Nonperforming assets increased $205 million, or 5%, to $4.4 billion as of March 31, 2012, compared with December 31, 2011 primarily driven by OREO assets due to the acquisition of RBC Bank (USA).
•	First quarter 2012 net charge-offs were $333 million, down 38% from first quarter 2011 net charge-offs of $533 million.
•

Reflecting improvements in overall asset quality from March 31, 2011 and continued actions to reduce exposure levels, the provision for credit losses declined to $185 million for the first three months of 2012 compared with $421 million for the first three months of 2011.

The PNC Financial Services Group, Inc. – Form 10-Q    39

•	The level of ALLL has decreased to $4.2 billion at March 31, 2012 from $4.8 billion at March 31, 2011.

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include TDRs, OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonaccrual policies is included in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in this Report. A summary of nonperforming assets is presented in the table below.

Nonperforming assets increased $205 million from December 31, 2011, to $4.4 billion at March 31, 2012. The increase in nonperforming assets at March 31, 2012 compared with year end was primarily attributable to OREO added in the acquisition of RBC Bank (USA) and higher nonperforming home equity loans from a change in policy which places home equity loans on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy. This increase was partially offset by a decline in nonperforming commercial and commercial real estate loans. Nonperforming loans increased $21 million to $3.6 billion while OREO and foreclosed assets increased $184 million to $780 million. The ratio of nonperforming assets to total loans, OREO and foreclosed assets decreased to 2.46% at March 31, 2012 from 2.60% at December 31, 2011 primarily as the increase in nonperforming loans was more than offset by the increase in loans due to the RBC Bank (USA) acquisition. The ratio of nonperforming loans to total loans declined to 2.03% at March 31, 2012, compared to 2.24% at December 31, 2011. Total nonperforming assets have declined $2.0 billion, or 31%, from their peak of $6.4 billion at March 31, 2010.

Management continues to evaluate nonaccrual and charge off policies for second-lien consumer loans (residential mortgages and home equity loans and lines) pursuant to interagency supervisory guidance on practices for loans and lines of credit secured by junior liens on 1-4 family residential properties. This may result in future classification of performing second-lien consumer loans as nonperforming where the first-lien loan is 90 days or more past due. Such change in classification should not have a material impact on our allowance for loan and lease losses or provision in future periods as the credit loss for these loans is considered in our reserving process.

At March 31, 2012, TDRs included in nonperforming loans was $1.1 billion or 31% of total nonperforming loans compared to $1.1 billion or 32% of nonperforming loans as of December 31, 2011. Within consumer nonperforming loans, residential real estate TDRs comprise 44% of total residential real estate nonperforming loans at March 31, 2012, down from 51% at December 31, 2011. Similarly, home equity TDRs comprise 55% of home equity nonperforming loans at March 31, 2012, down from 77% at December 31, 2011. The level of TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs.

At March 31, 2012, our largest nonperforming asset was $45 million in the Real Estate Rental and Leasing Industry and our average nonperforming loans associated with commercial lending was under $1 million. Our ten largest outstanding nonperforming assets are all from the commercial lending portfolio and represent 12% and 6% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of March 31, 2012.

Table 28: Nonperforming Assets By Type

In millions	Mar. 31 2012	Dec. 31 2011
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$108	$109
Manufacturing	107	117
Service providers	149	147
Real estate related (a)	232	252
Financial services	20	36
Health care	23	29
Other industries	200	209
Total commercial	839	899
Commercial real estate
Real estate projects	977	1,051
Commercial mortgage	274	294
Total commercial real estate	1,251	1,345
Equipment lease financing	21	22
Total commercial lending	2,111	2,266
Consumer lending (b)
Home equity (c)	685	529
Residential real estate
Residential mortgage (d)	684	685
Residential construction	44	41
Credit card (e)	12	8
Other consumer	45	31
Total consumer lending	1,470	1,294
Total nonperforming loans (f)	3,581	3,560
OREO and foreclosed assets
Other real estate owned (OREO) (g)	749	561
Foreclosed and other assets	31	35
Total OREO and foreclosed assets	780	596
Total nonperforming assets	$4,361	$4,156
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$667	$632
Percentage of total commercial nonperforming loans	32%	28%
Amount of TDRs included in nonperforming loans	$1,095	$1,141
Percentage of total nonperforming loans	30%	32%
Nonperforming loans to total loans	2.03%	2.24%
Nonperforming assets to total loans, OREO and foreclosed assets	2.46	2.60
Nonperforming assets to total assets	1.47	1.53
Allowance for loan and lease losses to total nonperforming loans (f) (h)	117	122

40    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(d)	Nonperforming residential mortgage excludes loans of $55 million and $61 million accounted for under the fair value option as of March 31, 2012 and December 31, 2011, respectively.
(e)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due. We continue to charge off these loans at 180 days past due.
(f)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(g)	Other real estate owned excludes $252 million and $280 million at March 31, 2012 and December 31, 2011, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(h)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

Table 29: OREO and Foreclosed Assets

In millions	Mar. 31 2012	Dec. 31 2011
Other real estate owned (OREO):
Residential properties	$215	$191
Residential development properties	226	183
Commercial properties	308	187
Total OREO	749	561
Foreclosed and other assets	31	35
Total OREO and foreclosed assets	$780	$596

Total OREO and foreclosed assets increased $184 million during the first three months of 2012 from $596 million at December 31, 2011, to $780 million at March 31, 2012, which represents 18% of total nonperforming assets. As of March 31, 2012 and December 31, 2011, 28% and 32%, respectively, of our OREO and foreclosed assets were comprised of single family residential properties. The higher level of OREO and foreclosed assets was driven mainly by the acquisition of RBC Bank (USA). This was partially offset by lower additions and higher sales related to commercial OREO. Excluded from OREO at March 31, 2012 and December 31, 2011, respectively, was $252 million and $280 million of residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Table 30: Change in Nonperforming Assets

In millions	2012	2011
January 1	$4,156	$5,123
New nonperforming assets	1,186	1,003
Charge-offs and valuation adjustments	(236)	(390)
Principal activity, including paydowns and payoffs	(414)	(380)
Asset sales and transfers to loans held for sale	(146)	(178)
Returned to performing status	(185)	(238)
March 31	$4,361	$4,940

The table above presents nonperforming asset activity for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012, nonperforming assets increased $205 million from $4.2 billion at December 31, 2011, to $4.4 billion at March 31, 2012, driven primarily by other real estate owned added in the acquisition of RBC Bank (USA) and higher nonperforming home equity loans arising from a change in policy which places home equity loans on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy. These increases were partially offset by a decline in nonperforming commercial real estate and commercial loans. Approximately 82% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserves in the event of default, and 32% of commercial lending nonperforming loans are contractually current as to principal and interest. As of March 31, 2012, commercial nonperforming loans are carried at approximately 60% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the allowance for loan and lease losses.

Purchased impaired loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable yield represents the excess of the expected cash flows on the loans at the measurement date over the carrying value. Generally decreases, other than interest rate decreases for variable rate notes, in the net present value of expected cash flows of individual commercial or pooled purchased impaired loans would result in an impairment charge to the provision for loan losses in the period in which the change is deemed probable. Generally increases in the net present value of expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses, to the extent applicable, and then an increase to accretable yield for the remaining life of the purchased impaired loans. Total nonperforming loans and assets in the tables above are significantly lower than they would have been due to this accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of nonperforming loans to total loans and a higher ratio of ALLL to nonperforming loans. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in this Report for additional information on these loans.

The PNC Financial Services Group, Inc. – Form 10-Q    41

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

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) increased by $89 million from December 31, 2011, to $1.7 billion at March 31, 2012. Commercial lending early stage delinquencies increased by $136 million from December 31, 2011, while consumer lending delinquencies decreased by $47 million. Deterioration in early stage delinquency levels was primarily due to increases in commercial, commercial real estate and non government insured residential real estate loan classes related to the RBC Bank (USA) acquisition.

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans decreased $364 million, or 12%, from $3.0 billion at December 31, 2011, to $2.6 billion at March 31, 2012, mainly due to the change in policy for home equity loans and improvements in commercial loans and government insured delinquent residential real estate loans. The following tables display the delinquency status of our loans at March 31, 2012 and December 31, 2011. Additional information regarding accruing loans past due is included in Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report.

Table 31: Accruing Loans Past Due 30 To 59 Days

	Amount		Percent of Total Outstandings
Dollars in millions	Mar. 31 2012	Dec. 31 2011	Mar. 31 2012	Dec. 31 2011
Commercial	$195	$122	.26%	.19%
Commercial real estate	144	96	.78	.59
Equipment lease financing	25	22	.38	.34
Home equity	174	173	.49	.52
Residential real estate
Non government insured	222	180	1.37	1.24
Government insured	122	122	.75	.84
Credit card	34	38	.83	.96
Other consumer
Non government insured	50	58	.26	.30
Government insured	171	207	.88	1.08
Total	$1,137	$1,018	.65	.64

Table 32: Accruing Loans Past Due 60 To 89 Days

	Amount		Percent of Total Outstandings
Dollars in millions	Mar. 31 2012	Dec. 31 2011	Mar. 31 2012	Dec. 31 2011
Commercial	$53	$47	.07%	.07%
Commercial real estate	44	35	.24	.22
Equipment lease financing	2	5	.03	.08
Home equity	103	114	.29	.34
Residential real estate
Non government insured	73	72	.45	.50
Government insured	100	104	.62	.72
Credit card	24	25	.59	.63
Other consumer
Non government insured	20	21	.10	.11
Government insured	98	124	.50	.65
Total	$517	$547	.29	.34

42    The PNC Financial Services Group, Inc. – Form 10-Q

Table 33: Accruing Loans Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Mar. 31 2012	Dec. 31 2011	Mar. 31 2012	Dec. 31 2011
Commercial	$28	$49	.04%	.07%
Commercial real estate	5	6	.03	.04
Equipment lease financing	5		.08
Home equity (a)		221		.67
Residential real estate
Non government insured	140	152	.86	1.05
Government insured	2,012	2,129	12.41	14.71
Credit card	47	48	1.15	1.21
Other consumer
Non government insured	21	23	.11	.12
Government insured	351	345	1.80	1.80
Total	$2,609	$2,973	1.48	1.87
(a)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $334 million at March 31, 2012 and $438 million at December 31, 2011.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $35.7 billion as of March 31, 2012, or 20% of the total loan portfolio. Of that total, $24.6 billion, or 69%, was outstanding under primarily variable-rate home equity lines of credit and $11.1 billion, or 31%, consisted of closed-end home equity installment loans. Approximately 2% of the home equity portfolio was on nonperforming status as of March 31, 2012.

As of March 31, 2012, we are in an originated first lien position for approximately 31% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. Historically, we have originated and sold first mortgages which has resulted in a low percentage of home equity loans where we hold the first lien mortgage position. The remaining 67% of the portfolio was secured by second liens where we do not hold the first lien position. For the majority of the home equity portfolio where we are in, hold or service the first lien position, the credit performance of this portion of the portfolio is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

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

The PNC Financial Services Group, Inc. – Form 10-Q    43

the pool are proportionate to the composition of first and second liens in the pool. Our experience has been that the ratio of first to second lien loans has been consistent over time and is appropriately represented in our pools used for roll-rate calculations.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20 year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. Based upon outstanding balances at March 31, 2012, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 34: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2012	$895	$175
2013	1,323	295
2014	2,112	593
2015	2,152	747
2016	1,671	594
2017 and thereafter	6,166	7,246
Total (a)	$14,319	$9,650
(a)	Includes approximately $197 million, $97 million, $162 million, $176 million, $16 million and $293 million of home equity lines of credit with balloon payments with draw periods scheduled to end in the remainder of 2012, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively.

We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments.

Based upon outstanding balances, and excluding purchased impaired loans, at March 31, 2012, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 6.69% were 30-89 days past due and approximately 6.06% were greater than or equal to 90 days past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges, and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include a loss mitigation loan modification resulting in a loan that is classified as a TDR.

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

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our customers’ needs while mitigating credit losses. The following tables provide the number of accounts and unpaid principal balance of modified consumer real estate related loans as well as the number of accounts and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months, twelve months and fifteen months after the modification date.

44    The PNC Financial Services Group, Inc. – Form 10-Q

Table 35: Bank-Owned Consumer Real Estate Related Loan Modifications

	March 31, 2012		December 31, 2011
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	12,345	$1,111	13,352	$1,215
Permanent Modifications	3,062	200	1,533	92
Total home equity	15,407	1,311	14,885	1,307
Residential Mortgages
Permanent Modifications	8,364	1,453	7,473	1,342
Non-Prime Mortgages
Permanent Modifications	4,417	620	4,355	610
Residential Construction
Permanent Modifications	1,371	590	1,282	578
Total Bank-Owned Consumer Real Estate Related Loan Modifications	29,559	$3,974	27,995	$3,837

Table 36: Bank-Owned Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
March 31, 2012 Dollars in millions, except as noted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)

Permanent Modifications
Home Equity
Third Quarter 2011	24	4.2%							$1.8
Second Quarter 2011	20	5.3	29	7.7%					2.1
First Quarter 2011	9	9.3	9	9.3	12	12.4%			1.4
Fourth Quarter 2010 (d)	6	17.1	9	25.7	8	22.9	9	25.7%
Third Quarter 2010 (d)	1	5.6	2	11.1	1	5.6	3	16.7
Residential Mortgages
Third Quarter 2011	282	22.9							47.8
Second Quarter 2011	387	27.8	481	34.6					81.5
First Quarter 2011	349	21.4	497	30.4	562	34.4			91.2
Fourth Quarter 2010	323	17.9	504	27.9	655	36.2	683	37.8	112.3
Third Quarter 2010	460	24.1	549	28.8	647	33.9	737	38.6	117.7
Non-Prime Mortgages
Third Quarter 2011	86	23.1							12.0
Second Quarter 2011	119	19.6	159	26.2					28.1
First Quarter 2011	77	18.2	103	24.4	118	28.0			14.9
Fourth Quarter 2010	13	13.7	23	24.2	27	28.4	29	30.5	5.0
Third Quarter 2010	90	18.0	105	21.0	130	26.0	142	28.4	18.1
Residential Construction
Third Quarter 2011 (d)	2	1.8
Second Quarter 2011 (d)	4	3.9	4	3.9
First Quarter 2011	7	4.2	10	6.0	17	10.2			7.9
Fourth Quarter 2010	11	4.7	17	7.3	24	10.3	26	11.1	6.6
Third Quarter 2010	23	8.1	25	8.8	27	9.5	31	11.0	5.3

Temporary Modifications

Home Equity
Third Quarter 2011	45	10.0%							$6.2
Second Quarter 2011	67	10.4	99	15.4%					9.7
First Quarter 2011	91	6.5	160	11.4	204	14.5%			18.4
Fourth Quarter 2010	128	6.5	260	13.1	337	17.0	397	20.0%	36.3
Third Quarter 2010	141	7.1	245	12.3	366	18.3	469	23.5	40.6

The PNC Financial Services Group, Inc. – Form 10-Q    45

(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarter ending September 30, 2010 through September 30, 2011 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects March 31, 2012 unpaid principal balances of the re-defaulted accounts for the Third Quarter 2011 Vintage at Six Months, for the Second Quarter 2011 Vintage at Nine Months, for First Quarter 2011 at Twelve Months, and for the Fourth Quarter 2010 and prior Vintages at Fifteen Months.
(d)	The unpaid principal balance for this vintage totals less than $1 million.

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

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of March 31, 2012 and December 31, 2011, 2,996 accounts with a balance of $510 million and 2,701 accounts with a balance of $478 million, respectively, of residential real estate loans have been modified under HAMP and were still outstanding on our balance sheet.

We do not re-modify a defaulted modified loan except for subsequent significant life events, as defined by the Office of the Comptroller of the Currency (OCC). A re-modified loan continues to be classified as a TDR for the remainder of its term regardless of subsequent payment performance.

Commercial Loan Modifications and Payment Plans

Modifications of terms for large commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate,

extension of the term of the loan and/or forgiveness of principal. Modified large commercial loans are usually already nonperforming prior to modification.

Beginning in 2010, we established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of March 31, 2012 and December 31, 2011, $82 million and $81 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $28 million and $24 million have been determined to be TDRs as of March 31, 2012 and December 31, 2011.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. For the three months ended March 31, 2012, $740 million of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the three months ended March 31, 2011 was $515 million.

Table 37: Summary of Troubled Debt Restructurings

In millions	Mar. 31 2012	Dec. 31 2011
Consumer lending:
Real estate-related	$1,521	$1,492
Credit card (a)	273	291
Other consumer	27	15
Total consumer lending	1,821	1,798
Total commercial lending	412	405
Total TDRs	$2,233	$2,203
Nonperforming	$1,095	$1,141
Accruing (b)	865	771
Credit card (a)	273	291
Total TDRs	$2,233	$2,203
(a)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.
(b)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

46    The PNC Financial Services Group, Inc. – Form 10-Q

Total TDRs increased $30 million or 1% during the first three months of 2012 to $2.2 billion as of March 31, 2012. Of this total, nonperforming TDRs totaled $1.1 billion, which represents approximately 31% of total nonperforming loans.

TDRs that have returned to performing (accruing) status are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. These TDRs increased $94 million or 12% during the first three months of 2012 to $865 million as of March 31, 2012. This increase reflects the further seasoning and performance of the TDRs. See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes to Consolidated Financial Statements in this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $333 million in net charge-offs for the first three months of 2012, compared to $533 million in the first three months of 2011. Commercial lending net charge-offs fell from $248 million in the first three months of 2011 to $96 million in the first three months of 2012. Consumer lending net charge-offs declined from $285 million in the first three months of 2011 to $237 million in the first three months of 2012.

Table 38: Loan Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2012
Commercial	$111	$72	$39	.23%
Commercial real estate	84	23	61	1.46
Equipment lease financing	5	9	(4)	(.25)
Home equity	131	13	118	1.40
Residential real estate	30	(1)	31	.84
Credit card	55	5	50	5.10
Other consumer	51	13	38	.79
Total	$467	$134	$333	.81
2011
Commercial	$179	$80	$99	.71%
Commercial real estate	158	14	144	3.33
Equipment lease financing	14	9	5	.32
Home equity	140	10	130	1.57
Residential real estate	58	1	57	1.49
Credit card	74	6	68	7.21
Other consumer	51	21	30	.73
Total	$674	$141	$533	1.44

Total net charge-offs are lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are constantly changing as the financial strength of the borrower and overall economic conditions change, there were no significant changes during the first three months of 2012 to the methodology we follow to determine our ALLL.

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

Reserves allocated to non-impaired commercial loan classes are based on probability of default (PD) and loss given default (LGD) credit risk ratings.

Our pool reserve methodology is sensitive to changes in key risk parameters such as PD, LGD and exposure at date of default (EAD). In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. Our commercial loans are the largest category of credits and are most sensitive to changes in the key risk parameters and pool reserve loss rates.

The majority of the commercial portfolio is secured by collateral, including loans to asset-based lending customers that continue to show demonstrably lower LGD. Further, the large investment grade or equivalent portion of the loan portfolio has performed well and has not been subject to significant deterioration.

Allocations to non-impaired consumer loan classes are based upon a roll-rate model which uses statistical relationships,

The PNC Financial Services Group, Inc. – Form 10-Q    47

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

We refer you to Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for further information on key asset quality indicators that we use to evaluate our portfolio and establish the allowances.

Table 39: Allowance for Loan and Lease Losses

Dollars in millions	2012	2011
January 1	$4,347	$4,887
Total net charge-offs	(333)	(533)
Provision for credit losses	185	421
Net change in allowance for unfunded loan commitments and letters of credit	(3)	(16)
March 31	$4,196	$4,759
Net charge-offs to average loans (for the three months ended) (annualized)	.81%	1.44%
Allowance for loan and lease losses to total loans	2.38	3.19
Commercial lending net charge-offs	$(96)	$(248)
Consumer lending net charge-offs	(237)	(285)
Total net charge-offs	$(333)	$(533)
Net charge-offs to average loans (for the three months ended) (annualized)
Commercial lending	.42%	1.25%
Consumer lending	1.32	1.65

As further described in the Consolidated Income Statement Review section of this Report, the provision for credit losses totaled $185 million for the first three months of 2012 compared to $421 million for the first three months of 2011. For the first three months of 2012, the provision for commercial lending credit losses declined by $83 million or 65% from the first three months of 2011. Similarly, the provision for consumer lending credit losses decreased $153 million or 52% from the first three months of 2011.

Purchased impaired loans are recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At March 31, 2012, we had established reserves of $991 million for purchased impaired loans. In addition, all loans (purchased impaired and non-impaired) acquired in the RBC Bank (USA) acquisition were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at acquisition. See Note 6 Purchased Loans for additional information.

At March 31, 2012, total ALLL to total nonperforming loans was 117%. The comparable amount for December 31, 2011 was 122%. The allowance allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans, which are both excluded from nonperforming loans, totaled $1.4 billion at both March 31, 2012 and December 31, 2011. See the Nonperforming Assets By Type table within this Credit Risk Management section for additional information. Excluding these balances, the allowance as a percent of nonperforming loans was 79% and 84% as of March 31, 2012 and December 31, 2011, respectively.

See Note 5 Asset Quality and Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 6 Purchased Loans in the Notes To Consolidated Financial Statements of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

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

48    The PNC Financial Services Group, Inc. – Form 10-Q

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

Bank Level Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of March 31, 2012, there were approximately $14.8 billion of bank borrowings with maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits increased to $206.1 billion at March 31, 2012 from $188.0 billion at December 31, 2011, primarily due to the RBC Bank (USA) acquisition. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At March 31, 2012, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) totaling $6.1 billion and securities available for sale totaling $53.4 billion. Of our total liquid assets of $59.5 billion, we had $23.9 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management.

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

PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through March 31, 2012, PNC Bank, N.A. had issued $7.0 billion of debt under this program of which $100 million of senior bank notes were issued March 5, 2012 and due April 8, 2015 with interest paid semi-annually at a fixed rate of 1.07%. Total senior and subordinated debt increased to $4.2 billion at March 31, 2012 from $4.1 billion at December 31, 2011 due to issuances.

The PNC Financial Services Group, Inc. – Form 10-Q    49

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At March 31, 2012, our unused secured borrowing capacity was $8.1 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $ 9.0 billion at March 31, 2012 from $ 7.0 billion at December 31, 2011 due to $3.5 billion in new borrowings partially offset by maturities.

PNC Bank, N.A. has the ability to offer up to $3.0 billion of its commercial paper to provide additional liquidity. As of March 31, 2012, there was $1.5 billion outstanding under this program. Other borrowed funds on our Consolidated Balance Sheet also includes $5.3 billion of commercial paper issued by Market Street Funding LLC, a consolidated VIE.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At March 31, 2012, our unused secured borrowing capacity was $29.3 billion with the Federal Reserve Bank.

Parent Company Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of March 31, 2012, there were approximately $3.3 billion of parent company borrowings with maturities of less than one year.

Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions. See the Parent Company Liquidity – Sources section below. In March 2012, we used approximately $3.6 billion of parent company cash to acquire both RBC Bank (USA) and a credit card portfolio from RBC Bank (Georgia), National Association.

See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for information regarding the Federal Reserve’s 2012 CCAR process, including their acceptance of the capital plan filed by PNC on January 9, 2012 and their not objecting to our capital actions proposed as part of that plan, as well as additional information regarding our April 2012 increase to PNC’s quarterly common stock dividend, our plans to purchase shares under PNC’s existing common stock repurchase program during the remainder of 2012, our March 2012 issuance of senior notes, our upcoming May 2012 redemption of $500 million of trust preferred securities, our April 2012 redemption of $306 million of trust preferred securities, and our April 2012 issuance of $1.5 billion of preferred stock. We did not repurchase any shares under PNC’s existing common stock repurchase program in the first quarter of 2012.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.3 billion at March 31, 2012. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2011 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Trust Preferred Securities” section of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2011 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of March 31, 2012, the parent company had approximately $4.8 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital securities, in public or private markets and commercial paper. We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. Total senior and subordinated debt and hybrid capital instruments increased to $16.1 billion at March 31, 2012 from $16.0 billion at December 31, 2011 due to $1.0 billion in new borrowings partially offset by maturities.

During 2012 we issued the following securities under our shelf registration statement:

•	$1.0 billion of senior notes issued March 8, 2012 and due March 2022. Interest is paid semi-annually at a

50    The PNC Financial Services Group, Inc. – Form 10-Q

fixed rate of 3.30%. The offering resulted in gross proceeds to us, before offering related expenses, of $990 million,
•

Sixty million depositary shares, each representing a 1/4,000th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P, issued April 24, 2012, resulting in gross proceeds to us, before commissions and expenses, of $1.5 billion.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of March 31, 2012, there were no issuances outstanding under this program.

Note 18 Equity in Item 8 of our 2011 Form 10-K describes the 16,885,192 warrants we have outstanding, each to purchase one share of PNC common stock at an exercise price of $67.33 per share. These warrants were sold by the US Treasury in a secondary public offering in May 2010 after the US Treasury exchanged its TARP Warrant. These warrants will expire December 31, 2018.

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

Table 40: Credit ratings as of March 31, 2012 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	BBB-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of March 31, 2012 representing required and potential cash outflows.

Table 41: Contractual Obligations

		Payment Due By Period
March 31, 2012 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$31,615	$22,158	$5,589	$2,311	$1,557
Borrowed funds (a) (b)	42,539	23,556	4,688	4,603	9,692
Minimum annual rentals on noncancellable leases	2,794	379	655	474	1,286
Nonqualified pension and postretirement benefits	558	64	122	116	256
Purchase obligations (c)	644	401	168	45	30
Total contractual cash obligations	$78,150	$46,558	$11,222	$7,549	$12,821
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At March 31, 2012, unrecognized tax benefits totaled $220 million. This liability for unrecognized tax benefits represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 15 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Our contractual obligations totaled $72.0 billion at December 31, 2011. The increase in the comparison is primarily attributable to the increase in borrowed funds. See the Funding and Capital Sources section in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    51

Table 42: Other Commitments (a)

		Amount Of Commitment Expiration By Period
March 31, 2012 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$112,454	$50,432	$35,377	$26,040	$605
Standby letters of credit (b)	10,897	4,736	4,723	1,362	76
Reinsurance agreements (c)	6,177	2,822	95	46	3,214
Other commitments (d)	706	379	248	76	3
Total commitments	$130,234	$58,369	$40,443	$27,524	$3,898
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $7.1 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $234 million and other investments of $4 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $437 million and other direct equity investments of $31 million that are included in Other liabilities on our Consolidated Balance Sheet.

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

Asset and Liability Management centrally manages interest rate risk as set forth in our risk management policies approved by management’s Asset and Liability Committee and the Risk Committee of the Board.

Sensitivity results and market interest rate benchmarks for the first quarters of 2012 and 2011 follow:

Table 43: Interest Sensitivity Analysis

	First Quarter 2012	First Quarter 2011
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.4%	1.1%
100 basis point decrease (a)	(1.7)%	(.9)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	7.1%	3.4%
100 basis point decrease (a)	(4.9)%	(3.4)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(6.0)	–
Key Period-End Interest Rates
One-month LIBOR	.24%	.24%
Three-year swap	.76%	1.47%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity to Alternative Rate Scenarios table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates, and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Table 44: Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2012)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.1%	.6%	(.9)%
Second year sensitivity	1.7%	2.4%	(3.6)%

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

The first quarter 2012 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities are primarily customer-driven trading in fixed income securities, derivatives and foreign exchange contracts, as well as the daily mark-to-market impact from the credit valuation adjustment (CVA) on the customer derivatives portfolio. They also include the underwriting of fixed income and equity securities.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in trading activities. We calculate a diversified VaR at a 95% confidence interval. We believe a diversified VaR is a better representation of risk than a non-diversified VaR as it reflects empirical correlations across different asset classes. PNC began to include the daily mark-to-market impact from the CVA in determining the diversified VaR measure during the first quarter of 2012 and comparative periods are stated on a comparable basis.

During the first three months of 2012, our 95% VaR ranged between $3.3 million and $4.6 million, averaging $4.0 million. During the first three months of 2011, our 95% VaR ranged between $3.5 million and $4.8 million, averaging $4.2 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Over a normal business cycle, we would expect an average of twelve to thirteen instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level at a 95% confidence interval. There was one such instance during the first three months of 2012 under our diversified VaR measure. In comparison, there were no such instances during the first three months of 2011. We use a 500 day look back period for backtesting and include customer related revenue. Including customer revenue helps to reduce trading losses and may reduce the number of instances of actual losses exceeding the prior day VaR measure.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day diversified VaR for the period.

The PNC Financial Services Group, Inc. – Form 10-Q    53

Total trading revenue was as follows:

Table 47: Trading Revenue

Three months ended March 31 In millions	2012	2011
Net interest income	$9	$11
Noninterest income	72	50
Total trading revenue	$81	$61
Securities underwriting and trading (a)	$25	$16
Foreign exchange	20	17
Financial derivatives and other	36	28
Total trading revenue	$81	$61
(a)	Includes changes in fair value for certain loans accounted for at fair value.

The trading revenue disclosed above includes results from providing investing and risk management services to our customers as well as results from hedges of customer activity. Trading revenue excludes the impact of economic hedging activities which we transact to manage risk primarily related to residential mortgage servicing rights, residential and commercial mortgage loans held-for-sale, and certain residential mortgage-backed agency securities with embedded derivatives. Derivatives used for economic hedges are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in symmetrical accounting treatment for both the hedging instrument and the hedged item. Economic hedge results, along with the associated hedged items, are reported in the respective income statement line items, as appropriate.

Trading revenue for the first quarter of 2012 increased $20 million compared with the first quarter of 2011 primarily due to higher derivative and foreign exchange client sales revenues and, to a lesser extent, securities underwriting and improved customer-driven trading results.

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

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the potential value depreciation over a one year horizon commensurate with solvency expectations of an institution rated single-A by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 8 Fair Value in the Notes To Consolidated Financial Statements in this Report for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 48: Equity Investments Summary

In millions	Mar. 31 2012	Dec. 31 2011
BlackRock	$5,324	$5,291
Tax credit investments	2,818	2,646
Private equity	1,510	1,491
Visa	459	456
Other	241	250
Total	$10,352	$10,134

BlackRock

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at March 31, 2012, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are tax credit investments which are accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.8 billion at March 31, 2012 and $2.6 billion at December 31, 2011.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.5 billion at both March 31, 2012 and December 31, 2011. As of March 31, 2012, $865 million was invested directly in a variety of companies and $645 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two

54    The PNC Financial Services Group, Inc. – Form 10-Q

private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $241 million as of March 31, 2012. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2011 Form 10-K for discussion of potential impacts of the Volcker Rule provisions of Dodd-Frank on our holding interests in and sponsorship of private equity or hedge funds.

Our unfunded commitments related to private equity totaled $234 million at March 31, 2012 compared with $247 million at December 31, 2011.

Visa

At March 31, 2012, our investment in Visa Class B common shares totaled approximately 23 million shares. As of March 31, 2012, our recognized Visa indemnification liability was zero. As we continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation, we may have additional exposure to the specified Visa litigation.

As of March 31, 2012, we had a recorded investment of $459 million in Visa. Based on the March 31, 2012 closing price of $118.00 for the Visa Class A shares, the market value of our total investment was approximately $1.2 billion at the current conversion ratio which considers all litigation funding by Visa to date. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with any settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

Our 2011 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, the status of pending interchange litigation and other 2011 developments in this area. See also Note 17 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report for information on our Visa indemnification obligation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At March 31, 2012, other investments totaled $241 million compared with $250 million at December 31, 2011. We recognized net gains related to these investments of $15 million during both the first three months of 2012 and 2011.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $4 million at March 31, 2012 and $3 million at December 31, 2011.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies in our Notes To Consolidated Financial Statements under Item 8 of our 2011 Form 10-K and in Note 12 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report, which is incorporated here by reference.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The PNC Financial Services Group, Inc. – Form 10-Q    55

The following table provides the notional or contractual amounts and estimated net fair value of financial derivatives at March 31,2012 and December 31, 2011.

Table 49: Financial Derivatives

	March 31, 2012		December 31, 2011
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Derivatives designated as hedging instruments under GAAP
Interest rate contracts (a)
Asset rate conversion
Receive fixed swaps	$14,115	$497	$13,902	$529
Pay fixed swaps (c)	1,996	(86)	1,797	(116)
Liability rate conversion
Receive fixed swaps	11,469	1,214	10,476	1,316
Forward purchase commitments	250	1	2,733	43
Total interest rate risk management	27,830	1,626	28,908	1,772
Foreign exchange contracts
FX forward (d)	609	(12)	326
Total derivatives designated as hedging instruments (b)	$28,439	$1,614	$29,234	$1,772
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Interest rate contracts
Swaps	$97,165	$464	$98,406	$454
Futures	61,575		64,250
Future options	31,600	3	8,000
Bond options	800	3	1,250	3
Swaptions	8,286	68	10,312	49
Commitments related to residential mortgage assets	17,770	43	14,773	59
Total residential mortgage banking activities	$217,196	$581	$196,991	$565
Derivatives used for commercial mortgage banking activities:
Interest rate contracts
Swaps	$1,385	$(30)	$1,180	$(34)
Swaptions			450	3
Commitments related to commercial mortgage assets	1,062	14	995	5
Credit contracts
Credit default swaps	95	3	95	5
Total commercial mortgage banking activities	$2,542	$(13)	$2,720	$(21)
Derivatives used for customer-related activities:
Interest rate contracts
Swaps	$116,738	$(175)	$122,088	$(214)
Caps/floors
Sold	4,715	(6)	5,861	(6)
Purchased	4,460	20	5,601	19
Swaptions	1,667	50	1,713	63
Futures	4,094		6,982
Commitments related to residential mortgage assets	1,651		487	(1)
Foreign exchange contracts	13,373	6	11,920	9
Equity contracts (d)	180	(4)	184	(3)
Credit contracts
Risk participation agreements	3,463	2	3,259	1
Total customer-related	$150,341	$(107)	$158,095	$(132)
Derivatives used for other risk management activities:
Interest rate contracts
Swaps	$1,527	$(13)	$1,704	$(34)
Swaptions			225	1
Futures	1,597		1,740
Future options	600	1
Commitments related to residential mortgage assets	1,000
Foreign exchange contracts	23	(4)	25	(4)
Equity contracts	11
Credit contracts
Credit default swaps	114	1	209	6
Other contracts (d) (e)	363	(318)	386	(296)
Total other risk management	$5,235	$(333)	$4,289	$(327)
Total derivatives not designated as hedging instruments	$375,314	$128	$362,095	$85
Total Gross Derivatives	$403,753	$1,742	$391,329	$1,857

56    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 54% were based on 1-month LIBOR and 46% on 3-month LIBOR at March 31, 2012 compared with 57% and 43%, respectively, at December 31, 2011.
(b)	Fair value amount includes net accrued interest receivable of $130 million at March 31, 2012 and $140 million at December 31, 2011.
(c)	Includes zero-coupon swaps.
(d)	The increases in the negative fair values from December 31, 2011 to March 31, 2012 for foreign exchange, equity contracts and other contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during the 2012 period and contracts terminated during that period.
(e)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and other contracts.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2012, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2012, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The PNC Financial Services Group, Inc. – Form 10-Q    57

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

58    The PNC Financial Services Group, Inc. – Form 10-Q

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

Nonperforming assets – Nonperforming assets include nonperforming loans, TDRs, and OREO and foreclosed assets, but exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under fair value option and purchased impaired loans. We do not accrue interest income on assets classified as nonperforming.

Nonperforming loans – Loans for which we do not accrue interest income. Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, home equity, residential real estate, credit card and other consumer customers as well as TDRs which have not returned to performing status. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. Nonperforming loans exclude purchased impaired loans as we are currently accreting interest income over the expected life of the loans.

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

Other real estate owned (OREO) and foreclosed assets – Assets taken in settlement of troubled loans primarily through surrender or foreclosure. Foreclosed assets include real and personal property, equity interests in corporations, partnerships, and limited liability companies.

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

Pretax, pre-provision earnings – Total revenue less noninterest expense.

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

The PNC Financial Services Group, Inc. – Form 10-Q    59

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

60    The PNC Financial Services Group, Inc. – Form 10-Q

Troubled debt restructuring (TDR) – A loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties.

Value-at-risk (VaR) – A statistically-based measure of risk that describes the amount of potential loss which may be incurred due to severe and adverse market movements. The measure is of the maximum loss which should not be exceeded on 95 out of 100 days for a 95% VaR.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook for earnings, revenues, expenses, capital levels and ratios, liquidity levels, asset levels, asset quality, financial position and other matters regarding or affecting PNC and its future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.

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
–

The impact on financial markets and the economy of the downgrade by Standard & Poor’s of U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the level of U.S. and European government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe.

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the moderate economic expansion will persist in 2012 and interest rates will remain very low.

•

Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

–

Changes resulting from legislative and regulatory reforms, including major reform of the regulatory oversight structure of the financial services industry and changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects, and changes in accounting policies and principles. We will be impacted by extensive reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-

The PNC Financial Services Group, Inc. – Form 10-Q    61

Frank Act”) and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on us, remains uncertain.
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

•	Our acquisition of RBC Bank (USA) presents us with risks and uncertainties related to the integration of the acquired businesses into PNC, including:
–

Anticipated benefits of the transaction, including cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

–

Our ability to achieve anticipated results from this transaction is dependent also on the extent of credit losses in the acquired loan portfolios and the extent of deposit attrition, in part related to the state of economic and financial markets. Also, litigation and regulatory and other governmental investigations that may be filed or commenced, relating to pre-acquisition business and activities of RBC Bank (USA), could impact the timing or realization of anticipated benefits to PNC.

–

Integration of RBC Bank (USA)’s business and operations into PNC may take longer than anticipated or be substantially more costly than anticipated or have unanticipated adverse results relating to RBC Bank (USA)’s or PNC’s existing businesses. PNC’s ability to integrate RBC Bank (USA) successfully may be adversely affected by the fact that this transaction results in PNC entering several geographic markets where PNC did not previously have any meaningful retail presence.

•

In addition to the RBC Bank (USA) transaction, we grow our business in part by acquiring from time to time other financial services companies, financial services assets and related deposits and other liabilities. These other acquisitions often present risks and uncertainties analogous to those presented by the RBC Bank (USA) transaction. Acquisition risks include those presented by the nature of the business acquired as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into PNC after closing.

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

We provide greater detail regarding some of these factors in our 2011 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes to Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

62    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended March 31
	2012	2011
Interest Income
Loans	$1,951	$1,884
Investment securities	526	578
Other	120	121
Total interest income	2,597	2,583
Interest Expense
Deposits	103	182
Borrowed funds	203	225
Total interest expense	306	407
Net interest income	2,291	2,176
Noninterest Income
Asset management	284	263
Consumer services	264	311
Corporate services	232	217
Residential mortgage	230	195
Service charges on deposits	127	123
Net gains on sales of securities	57	37
Other-than-temporary impairments	(16)	(30)
Less: Noncredit portion of other-than-temporary impairments (a)	22	4
Net other-than-temporary impairments	(38)	(34)
Other	285	343
Total noninterest income	1,441	1,455
Total revenue	3,732	3,631
Provision For Credit Losses	185	421
Noninterest Expense
Personnel	1,111	989
Occupancy	190	193
Equipment	175	167
Marketing	68	40
Other	911	681
Total noninterest expense	2,455	2,070
Income before income taxes and noncontrolling interests	1,092	1,140
Income taxes	281	308
Net income	811	832
Less: Net income (loss) attributable to noncontrolling interests	6	(5)
Preferred stock dividends and discount accretion	39	4
Net income attributable to common shareholders	$766	$833
Earnings Per Common Share
Basic	$1.45	$1.59
Diluted	1.44	1.57
Average Common Shares Outstanding
Basic	526	524
Diluted	529	526
(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    63

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Three months ended March 31
	2012	2011
Net income	$811	$832
Other comprehensive income, before tax and net of reclassifications into Net income:
Net unrealized gains on OTTI debt securities	406	231
Net unrealized gains on non-OTTI securities	238	28
Net unrealized losses on cash flow hedge derivatives	(90)	(108)
Pension, other postretirement and postemployment benefit plan adjustments	48	16
Other	12	33
Other comprehensive income, before tax and net of reclassifications into Net income	614	200
Income tax expense related to items of other comprehensive income	(228)	(78)
Other comprehensive income, after tax and net of reclassifications into Net income	386	122
Comprehensive income	1,197	954
Less: Comprehensive income (loss) attributable to noncontrolling interests	6	(5)
Comprehensive income attributable to PNC	$1,191	$959
See accompanying Notes To Consolidated Financial Statements.

64    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	March 31 2012	December 31 2011
Assets
Cash and due from banks (includes $7 and $7 for VIEs) (a)	$4,162	$4,105
Federal funds sold and resale agreements (includes $688 and $732 measured at fair value) (b)	1,371	2,205
Trading securities	2,639	2,513
Interest-earning deposits with banks (includes $8 and $325 for VIEs) (a)	2,084	1,169
Loans held for sale (includes $2,227 and $2,365 measured at fair value) (b)	2,456	2,936
Investment securities (includes $109 and $109 for VIEs) (a)	64,554	60,634
Loans (includes $7,032 and $6,096 for VIEs)
(includes $273 and $227 measured at fair value) (a) (b)	176,214	159,014
Allowance for loan and lease losses (includes $(73) and $(91) for VIEs) (a)	(4,196)	(4,347)
Net loans	172,018	154,667
Goodwill	9,169	8,285
Other intangible assets	2,019	1,859
Equity investments (includes $1,741 and $1,643 for VIEs) (a)	10,352	10,134
Other (includes $1,231 and $1,205 for VIEs) (includes $241 and $210 measured at fair value) (a) (b)	25,059	22,698
Total assets	$295,883	$271,205
Liabilities
Deposits
Noninterest-bearing	$62,463	$59,048
Interest-bearing	143,664	128,918
Total deposits	206,127	187,966
Borrowed funds
Federal funds purchased and repurchase agreements	4,832	2,984
Federal Home Loan Bank borrowings	8,957	6,967
Bank notes and senior debt	12,065	11,793
Subordinated debt	8,221	8,321
Other (includes $5,546 and $4,777 for VIEs) (a)	8,464	6,639
Total borrowed funds	42,539	36,704
Allowance for unfunded loan commitments and letters of credit	243	240
Accrued expenses (includes $173 and $155 for VIEs) (a)	3,607	4,175
Other (includes $807 and $734 for VIEs) (a)	5,131	4,874
Total liabilities	257,647	233,959
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 537 shares)	2,685	2,683
Capital surplus – preferred stock	1,638	1,637
Capital surplus – common stock and other	12,074	12,072
Retained earnings	18,834	18,253
Accumulated other comprehensive income (loss)	281	(105)
Common stock held in treasury at cost: 9 and 10 shares	(467)	(487)
Total shareholders’ equity	35,045	34,053
Noncontrolling interests	3,191	3,193
Total equity	38,236	37,246
Total liabilities and equity	$295,883	$271,205

(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    65

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Three months ended March 31
	2012	2011
Operating Activities
Net income	$811	$832
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	185	421
Depreciation and amortization	269	279
Deferred income taxes	181	46
Net gains on sales of securities	(57)	(37)
Net other-than-temporary impairments	38	34
Mortgage servicing rights valuation adjustment	35	46
Undistributed earnings of BlackRock	(68)	(55)
Excess tax benefits from share-based payment arrangements	(12)
Net change in
Trading securities and other short-term investments	1,131	(294)
Loans held for sale	493	166
Other assets	(97)	(291)
Accrued expenses and other liabilities	(55)	(411)
Other	(90)	(9)
Net cash provided (used) by operating activities	2,764	727
Investing Activities
Sales
Securities available for sale	3,492	8,018
Loans	389	590
Repayments/maturities
Securities available for sale	1,994	1,590
Securities held to maturity	836	506
Purchases
Securities available for sale	(6,948)	(7,237)
Securities held to maturity		(22)
Loans	(388)	(417)
Net change in
Federal funds sold and resale agreements	830	1,456
Interest-earning deposits with banks	(626)	251
Loans	(3,346)	458
Net cash paid for acquisition activity	(3,329)
Other	(12)	(80)
Net cash provided (used) by investing activities	(7,108)	5,113

66    The PNC Financial Services Group, Inc. – Form 10-Q

(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

In millions Unaudited	Three months ended March 31
	2012	2011
Financing Activities
Net change in
Noninterest-bearing deposits	$(757)	$(1,266)
Interest-bearing deposits	867	(88)
Federal funds purchased and repurchase agreements	1,500	(63)
Other borrowed funds	1,095	(1,361)
Sales/issuances
Federal Home Loan Bank borrowings	5,000
Bank notes and senior debt	1,090
Other borrowed funds	4,336	2,201
Common and treasury stock	70	14
Repayments/maturities
Federal Home Loan Bank borrowings	(3,980)	(1,023)
Bank notes and senior debt	(770)	(1,525)
Subordinated debt	(22)	(480)
Other borrowed funds	(3,792)	(2,068)
Excess tax benefits from share-based payment arrangements	12
Acquisition of treasury stock	(25)	(33)
Preferred stock cash dividends paid	(38)	(4)
Common stock cash dividends paid	(185)	(52)
Net cash provided (used) by financing activities	4,401	(5,748)
Net Increase (Decrease) In Cash And Due From Banks	57	92
Cash and due from banks at beginning of period	4,105	3,297
Cash and due from banks at end of period	$4,162	$3,389
Supplemental Disclosures
Interest paid	$338	$445
Income taxes paid	7	265
Income taxes refunded	4	26
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	199	100
Transfer from loans to foreclosed assets	236	161

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally and others in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Alabama, Delaware, Georgia, Virginia, Missouri, Wisconsin and South Carolina. PNC also provides certain products and services internationally.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2012 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

As described in Note 2 Acquisition and Divestiture Activity, on March 2, 2012, PNC acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada. As part of the acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. The transaction added approximately $18.1 billion of deposits and $14.5 billion of loans to PNC’s Consolidated Balance Sheet.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2011 Annual Report on Form 10-K as amended by Amendment

No. 1 on Form 10-K/A (2011 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2011 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to these policies in the first three months of 2012 other than as disclosed herein. These interim consolidated financial statements serve to update the 2011 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

We also own approximately 1.5 million shares of Series C Preferred Stock of BlackRock after delivery of approximately 1.3 million shares in September 2011 pursuant to our obligation to partially fund a portion of certain BlackRock LTIP programs. Since these preferred shares are not deemed to be in-substance common stock, we have elected to account for these preferred shares at fair value and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in Other assets.

As noted above, we mark-to-market our obligation to transfer BlackRock shares related to certain BlackRock long-term incentive plan (LTIP) programs. This obligation is classified as a derivative not designated as a hedging instrument under GAAP as disclosed in Note 12 Financial Derivatives.

68    The PNC Financial Services Group, Inc. – Form 10-Q

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans and leases,
•	Troubled debt restructurings, and
•	Other real estate owned and foreclosed assets.

Nonperforming loans are those loans that have deteriorated in credit quality to the extent that full collection of contractual principal and interest is not probable. When a loan is determined to be nonperforming (and as a result is impaired), the accrual of interest is ceased and the loan is classified as nonaccrual. The current year accrued and uncollected interest is reversed out of net interest income.

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

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonaccrual (and therefore nonperforming) when we determine that the collection of interest or principal is not probable or when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status and subject the loan to an impairment test would include, but are not limited to, the following:

•	Deterioration in the financial position of the borrower resulting in the loan moving from accrual to cash basis,
•	The collection of principal or interest is 90 days or more past due unless the asset is both well-secured and in the process of collection,
•	Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, whether 90 days have passed or not,
•	Borrower has filed or will likely file for bankruptcy,
•	The bank advances additional funds to cover principal or interest,
•	We are in the process of liquidation of a commercial borrower, or
•	We are pursuing remedies under a guaranty.

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

A consumer loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Starting in the first quarter of 2012, home equity installment loans and lines of credit, whether well-secured or not, are classified as nonaccrual at 90 days past due instead of the prior policy of nonaccrual classification at 180 days past due. Well-secured residential real estate loans are classified as nonaccrual at 180 days past due.

Home equity installment loans, lines of credit, and residential real estate loans that are not well-secured and/or are not in the process of collection are charged-off at 180 days past due to the estimated fair value of the collateral less costs to sell.

Most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120 to 180 days past due. Generally, they are not placed on nonaccrual status as permitted by regulatory guidance.

If payment is received on a nonperforming loan, the payment is first applied to the past due principal; once this principal obligation has been fulfilled, payments are applied to recover any partial charge-off related to the impaired loan that might exist. Finally, if both past due principal and any partial charge-off have been recovered, then the payment will be recorded as interest income. For TDRs, payments are applied based upon their contractual terms.

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

The PNC Financial Services Group, Inc. – Form 10-Q    69

residential real estate properties obtained in partial or total satisfaction of loan obligations. Following the obtaining of a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we acquire the deed, we transfer the loan to other real estate owned included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the recorded investment of the loan is adjusted and, typically, a charge-off/recovery is recognized to the Allowance for Loan and Lease Losses (ALLL). We estimate fair values primarily based on appraisals, or sales agreements with third parties. Anticipated recoveries and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer.

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

Nonperforming loans are considered impaired under ASC 310-Receivables and are allocated a specific reserve. Specific reserve allocations are determined as follows:

•

For commercial nonperforming loans and TDRs greater than or equal to a defined dollar threshold, specific reserves are based on an analysis of the present value of the loan’s expected future cash flows, the loan’s observable market price or the fair value of the collateral.

•

For commercial nonperforming loans and TDRs below the defined dollar threshold, the loans are aggregated for purposes of measuring specific reserve impairment using the applicable loan’s LGD percentage multiplied by the balance of the loan.

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

70    The PNC Financial Services Group, Inc. – Form 10-Q

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

The reserve for unfunded loan commitments is estimated in a manner similar to the methodology used for determining reserves for similar funded exposures. However, there is one important distinction. This distinction lies in the estimation of the amount of these unfunded commitments that will become funded. This is determined using a loan equivalency factor, which is a statistical estimate of the amount of an unfunded commitment that will fund over a given period of time. Once the future funded amount is estimated, the calculation of the allowance follows similar methodologies to those employed for balance sheet exposure.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11 – Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This ASU applies to all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. Under this ASU, an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the ASU are to be applied retrospectively for all comparative periods presented. We will adopt the new disclosure requirements on January 1, 2013. These disclosures should not affect our results of operations or financial position.

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

In June 2011, the FASB issued ASU 2011-05 – Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU will require an entity to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income, and a total amount for comprehensive income either in a single

The PNC Financial Services Group, Inc. – Form 10-Q    71

continuous statement of comprehensive income or in two separate but consecutive statements. In both presentation options, the tax effect for each component must be presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12 – Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This ASU defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments as the Board redeliberates this item. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. We adopted ASU 2011-05 and ASU 2011-12 on January 1, 2012. See the Consolidated Statement of Comprehensive Income and Note 14, Total Equity and Other Comprehensive Income for additional information.

In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides guidance to clarify the concept of highest and best use valuation premise, how a principal market is determined, and the application of the fair value measurement for instruments with offsetting market or counterparty credit risks. It also extends the prohibition on blockage factors to all fair value hierarchy levels. This ASU will require additional disclosures for the following: (1) quantitative information about the significant unobservable inputs used in all Level 3 financial instruments, (2) the valuation processes used by the reporting entity as well as a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs, (3) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use if the fair value of the asset is reported, (4) the categorization by level of the fair value hierarchy for items that are not measured at fair value in financial statements and (5) any transfers between Level 1 and 2 and the reason for those transfers. ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. The adoption of this new guidance is not expected to have a material effect on our results of operations or financial position. We adopted ASU 2011-04 on January 1, 2012. See Note 8 Fair Value for additional information.

In April 2011, the FASB issued ASU 2011-03 – Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control have not been changed by this ASU. The adoption of ASU 2011-03 on January 1, 2012 did not have a material effect on our results of operations or financial position.

NOTE 2 ACQUISITION AND DIVESTITURE ACTIVITY

RBC BANK (USA) ACQUISITION

On March 2, 2012, PNC acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada. As part of the acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. PNC paid $3.6 billion in cash as consideration for the acquisition of both RBC Bank (USA) and the credit card portfolio, subject to certain post-closing adjustments that are considered normal course of business. The transactions added approximately $18.1 billion of deposits and $14.5 billion of loans to PNC’s Consolidated Balance Sheet.

RBC Bank (USA), based in Raleigh, North Carolina, operated more than 400 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The primary reasons for the acquisition of RBC were to enhance shareholder value, to improve PNC’s competitive position in the financial services industry and to further expand PNC’s existing branch network in the states where it currently operates as well as expanding into new markets.

The RBC transactions noted above were accounted for using the acquisition method of accounting and, as such, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. All acquired loans were also recorded at fair value. No allowance for loan losses was carried over and no allowance was created at acquisition. In connection with the acquisition,

72    The PNC Financial Services Group, Inc. – Form 10-Q

the assets acquired and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table:

RBC PURCHASE ACCOUNTING

In millions
Purchase price as of March 2, 2012, subject to certain post-closing adjustments	$3,602

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (a)
Cash due from banks	305
Trading assets, interest-earning deposits with banks, and other short-term investments	1,493
Loans held for sale	97
Investment securities	2,349
Net loans	14,504
Other intangible assets	180
Equity investments	33
Other assets	3,392
Deposits	(18,094)
Other borrowed funds	(1,321)
Other liabilities	(290)
Total fair value of identifiable net assets	2,648

Goodwill	$954
(a)	These items are considered as non-cash activity for the Consolidated Statement of Cash Flows.

In many cases the determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The most significant of these determinations related to the fair valuation of acquired loans. See Note 6, Purchased Loans, for further discussion of the accounting for purchased impaired and purchased non-impaired loans, including the determination of fair value for acquired loans.

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired by PNC. The goodwill was assigned primarily to PNC’s Retail Banking and Corporate & Institutional Banking segments, and is not deductible for income tax purposes. Other intangible assets acquired, as of March 2, 2012 consisted of the following:

Intangible Assets (in millions)	Fair Value	Weighted Life	Amortization Method
Residential mortgage servicing rights	$16	68 months	(a	)
Core deposits	164	144 months	Accelerated
Total	$180
(a)	Intangible asset accounted for at fair value

See Note 9, Goodwill and Other Intangible Assets, for further discussion of the accounting for goodwill and other intangible assets.

The amount of RBC’s revenue and net income (excluding integration costs) included in PNC’s consolidated income statement for the three-months ended March 31, 2012 was $98 million and $43 million, respectively.

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three months ended March 31, 2012 and 2011 as if RBC had been acquired on January 1, 2011. The unaudited estimated pro forma information combines the historical results of RBC with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2011. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2011. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect pro forma adjustments to conform accounting policies between RBC Bank (USA) and PNC. Additionally, PNC expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented.

	Unaudited Pro Forma (RBC & PNC) For the Three Months Ended March 31
In millions	2012	2011
Total revenues	$3,941	$4,006
Net income	798	862

In connection with the RBC acquisition and other prior acquisitions, PNC recognized $145 million of integration charges. The integration charges are included in the table above.

On April 20, 2012, PNC signed a purchase and assumption agreement with Union Bank, N.A. pursuant to which Union Bank will assume the deposits and acquire certain assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition. Smartstreet is a

The PNC Financial Services Group, Inc. – Form 10-Q    73

nationwide business focused on homeowner or community association managers and has approximately $1 billion of assets and deposits as of March 31, 2012. The transaction is expected to close in the fourth quarter of 2012 and is subject to certain closing conditions, including regulatory approval. Financial terms of the transaction have not been disclosed.

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

BANKATLANTIC BRANCH ACQUISITION

Effective June 6, 2011, we acquired 19 branches from BankAtlantic in the greater Tampa, Florida area from BankAtlantic, a subsidiary of BankAtlantic Bancorp, Inc. The fair value of the assets acquired totaled $324.9 million, including $256.9 million in cash, $26.0 million in fixed assets and $42.0 million of goodwill and intangible assets. We also assumed approximately $324.5 million of deposits associated with these branches. A $39.0 million deposit premium was paid and no loans were acquired in the transaction. Our Consolidated Income Statement includes the impact of the branch activity subsequent to our June 6, 2011 acquisition.

NOTE 3 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

LOAN SALE AND SERVICING ACTIVITIES

We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-Agency securitization, and whole-loan sale transactions. Agency securitizations consist of securitization transactions with Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA) (collectively the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through special purpose entities (SPEs) that they sponsor. We, as an authorized GNMA issuer/servicer, pool Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) insured loans into mortgage-backed securities for sale into the secondary market. In Non-Agency securitizations, we have transferred loans into securitization SPEs. Third-party investors have also purchased our loans in whole-loan sale transactions and in certain instances have subsequently sold these loans into securitization SPEs. Securitization SPEs utilized in the Agency and Non-Agency securitization transactions are VIEs.

Our continuing involvement in the Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions generally consists of servicing, repurchases of previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

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

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer, we recognize a servicing asset at fair value. Servicing assets are recognized in Other intangible assets on our Consolidated Balance Sheet and almost all when subsequently accounted for at fair value are classified within Level 3 of the fair value hierarchy. See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further discussion of our residential and commercial servicing assets.

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At March 31, 2012 and December 31, 2011, the balance of our ROAP asset and liability totaled $202 million and $265 million, respectively.

The Agency and Non-Agency mortgage-backed securities issued by the securitization SPEs that are purchased and held on our balance sheet are typically purchased in the secondary market. PNC does not retain any credit risk on its Agency mortgage-backed security positions as FNMA, FHLMC, and the US Government (for GNMA) guarantee losses of principal and interest. Substantially all of the non-agency mortgage-backed securities acquired and held on our balance sheet are senior tranches in the securitization structure.

We also have involvement with certain Agency and Non-Agency commercial securitization SPEs where we have

74    The PNC Financial Services Group, Inc. – Form 10-Q

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

We recognize a liability for our loss exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties and also for loss sharing arrangements (recourse obligations) with the Agencies. Other than providing temporary liquidity under servicing advances and our loss exposure associated with our repurchase and recourse obligations, we have not provided nor are we required to provide any type of credit support, guarantees, or commitments to the securitization SPEs or third-party investors in these transactions. See Note 17 Commitments and Guarantees for further discussion of our repurchase and recourse obligations.

The following table provides information related to certain financial information associated with PNC’s loan sale and servicing activities:

Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/ Lines (b)
FINANCIAL INFORMATION – March 31, 2012
Servicing portfolio (c)	$121,129	$152,320	$5,584
Carrying value of servicing assets (d)	724	428	1
Servicing advances (e)	585	503	9
Servicing deposits (f)	2,466	3,522	40
Repurchase and recourse obligations (g)	101	50	51
Carrying value of mortgage-backed securities held (h)	5,124	1,687
FINANCIAL INFORMATION – December 31, 2011
Servicing portfolio (c)	$118,058	$155,813	$5,661
Carrying value of servicing assets (d)	647	468	1
Servicing advances (e)	563	510	8
Servicing deposits (f)	2,264	3,861	38
Repurchase and recourse obligations (g)	83	47	47
Carrying value of mortgage-backed securities held (h)	4,654	1,839

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/ Lines (b)
CASH FLOWS – Three months ended March 31, 2012
Sales of loans (i)	$3,509	$481
Repurchases of previously transferred loans (j)	411		$10
Contractual servicing fees received	84	45	5
Servicing advances recovered/(funded), net	(21)	8
Cash flows on mortgage-backed securities held (h)	256	129
CASH FLOWS – Three months ended March 31, 2011
Sales of loans (i)	$3,385	$483
Repurchases of previously transferred loans (j)	444		$22
Contractual servicing fees received	90	43	6
Servicing advances recovered/(funded), net	30	(35)	15
Cash flows on mortgage-backed securities held (h)	151	97
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity business in which PNC is no longer engaged. See Note 17 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.

The PNC Financial Services Group, Inc. – Form 10-Q    75

(f)	Represents balances in custodial and escrow demand deposit accounts held at PNC on behalf of investors. Borrower’s loan payments including escrows are deposited in these accounts prior to their distribution.
(g)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 17 Commitments and Guarantees for further information.
(h)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(i)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(j)	Includes repurchases of government insured, and government guaranteed loans, repurchased through the exercise of our ROAP option.

VARIABLE INTEREST ENTITIES (VIES)

As discussed in our 2011 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of March 31, 2012 and December 31, 2011.

Consolidated VIEs – Carrying Value (a)

March 31, 2012 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments	Total
Assets
Cash and due from banks			$7	$7
Interest-earning deposits with banks			8	8
Investment securities	$109			109
Loans	5,220	$1,812		7,032
Allowance for loan and lease losses		(73)		(73)
Equity investments			1,741	1,741
Other assets	424		807	1,231
Total assets	$5,753	$1,739	$2,563	$10,055
Liabilities
Other borrowed funds	$5,329		$217	$5,546
Accrued expenses		$68	105	173
Other liabilities	420		387	807
Total liabilities	$5,749	$68	$709	$6,526

December 31, 2011 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments	Total
Assets
Cash and due from banks			$7	$7
Interest-earning deposits with banks		$317	8	325
Investment securities	$109			109
Loans	4,163	1,933		6,096
Allowance for loan and lease losses		(91)		(91)
Equity investments			1,643	1,643
Other assets	360	7	838	1,205
Total assets	$4,632	$2,166	$2,496	$9,294
Liabilities
Other borrowed funds	$4,272	$287	$218	$4,777
Accrued expenses		50	105	155
Other liabilities	355		379	734
Total liabilities	$4,627	$337	$702	$5,666
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
March 31, 2012
Market Street	$6,728	$6,730
Credit Card Securitization Trust	1,817	68
Tax Credit Investments	2,572	730
December 31, 2011
Market Street	$5,490	$5,491
Credit Card Securitization Trust	2,175	494
Tax Credit Investments	2,503	723
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs – Carrying Value” table due to the elimination of intercompany assets and liabilities in the preceding table.

Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
March 31, 2012
Tax Credit Investments (a)	$5,965	$2,225	$909	$909	(c)	$370	(d)
Commercial Mortgage-Backed Securitizations (b)	74,280	74,280	1,927	1,927	(e)
Residential Mortgage-Backed Securitizations (b)	46,904	46,904	5,140	5,140	(e)	90	(d)
Collateralized Debt Obligations	15		1	1	(c)
Total	$127,164	$123,409	$7,977	$7,977		$460

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2011
Tax Credit Investments (a)	$5,382	$2,384	$836	$836	(c)	$352	(d)
Commercial Mortgage-Backed Securitizations (b)	75,961	75,961	2,079	2,079	(e)
Residential Mortgage-Backed Securitizations (b)	44,315	44,315	4,667	4,667	(e)	99	(d)
Collateralized Debt Obligations	13		1	1	(c)
Total	$125,671	$122,660	$7,583	$7,583		$451
(a)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Equity investments on our Consolidated Balance Sheet.
(d)	Included in Other liabilities on our Consolidated Balance Sheet.
(e)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.

MARKET STREET

Market Street Funding LLC (Market Street), owned by an independent third-party, is a multi-seller asset-backed commercial paper conduit that primarily purchases assets or makes loans secured by interests in pools of receivables from US corporations. Market Street funds the purchases of assets or loans by issuing commercial paper. Market Street is supported by pool-specific credit enhancements, liquidity facilities, and a program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted-average commercial paper cost of funds. During 2011 and the first three months of 2012, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and a liquidity facility to Market Street in exchange for fees negotiated based on market rates. The program-level credit enhancement covers net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. Coverage is the form of a cash collateral account funded by a loan facility. This facility expires in June 2016. At March 31, 2012, $974 million was outstanding on this facility.

Although the commercial paper obligations at March 31, 2012 and December 31, 2011 were supported by Market Street’s assets, PNC Bank, N.A. may be obligated to fund Market Street under the $9.5 billion of liquidity facilities for events such as commercial paper market disruptions, borrower

The PNC Financial Services Group, Inc. – Form 10-Q    77

bankruptcies, collateral deficiencies or covenant violations. Our credit risk under the liquidity facility is secondary to the risk of first loss absorbed by Market Street borrowers through over-collateralization of assets and losses absorbed by deal-specific credit enhancement provided by a third party. The deal-specific credit enhancement is generally structured to cover a multiple of expected losses for the pool of assets and is sized to meet rating agency standards for comparably structured transactions.

Through the credit enhancement and liquid facility arrangements, PNC Bank, N.A. has the power to direct the activities of Market Street that most significantly affect its economic performance and these arrangements expose PNC Bank, N.A. to expected losses or residual returns that are potentially significant to Market Street. Therefore, PNC Bank, N.A. consolidates Market Street. PNC Bank, N.A. is not required to nor have we provided additional financial support to Market Street and Market Street creditors have no direct recourse to PNC Bank, N.A.

CREDIT CARD SECURITIZATION TRUST

We were the sponsor of several credit card securitizations facilitated through a trust. This bankruptcy-remote SPE or VIE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured as a form of liquidity and to afford favorable capital treatment.

Our continuing involvement in these securitization transactions consisted primarily of holding certain retained interests and acting as the primary servicer. For each securitization series that was outstanding, our retained interests held were in the form of a pro-rata undivided interest, or sellers’ interest, in the transferred receivables, subordinated tranches of asset-backed securities, interest-only strips, discount receivables, and subordinated interests in accrued interest and fees in securitized receivables. We consolidated the SPE as we were deemed the primary beneficiary of the entity based upon our level of continuing involvement. Our role as primary servicer gave us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of retained interests gave us the obligation to absorb or receive expected losses or residual returns that are significant to the SPE. The underlying assets of the consolidated SPE were restricted only for payment of the beneficial interest issued by the SPE. We were not required to nor did we provide additional financial support to the SPE. Additionally, creditors of the SPE have no direct recourse to PNC.

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At March 31, 2012, the SPE remained outstanding and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

TAX CREDIT INVESTMENTS

We make certain equity investments in various limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital, and to assist us in achieving goals associated with the Community Reinvestment Act.

Also, we are a national syndicator of affordable housing equity. In these syndication transactions, we create funds in which our subsidiaries are the general partner or managing member and sell limited partnership or non-managing member interests to third parties. In some cases PNC may also purchase a limited partnership or non-managing member interest in the fund and/or provide mezzanine financing to the fund. The purpose of this business is to generate income from the syndication of these funds, generate servicing fees by managing the funds, and earn tax credits to reduce our tax liability. General partner or managing member activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships or LLCs, as well as oversight of the ongoing operations of the fund portfolio.

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits for these investments are the tax credits, tax benefits due to passive losses on the investments, and development and operating cash flows. We have consolidated investments in which we are the general partner or managing member and have a limited partnership interest or non-managing member interest that could potentially absorb losses or receive benefits that are significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. We have not provided financial or other support to the limited partnership or LLC that we are not contractually obligated to provide. The consolidated aggregate assets and liabilities of these investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the

78    The PNC Financial Services Group, Inc. – Form 10-Q

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

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our repurchase and recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At March 31, 2012, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our repurchase and recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

LOANS OUTSTANDING

In millions	March 31 2012	December 31 2011
Commercial lending
Commercial	$75,515	$65,694
Commercial real estate	18,534	16,204
Equipment lease financing	6,594	6,416
TOTAL COMMERCIAL LENDING	100,643	88,314
Consumer lending
Home equity	35,744	33,089
Residential real estate	16,212	14,469
Credit card	4,089	3,976
Other consumer	19,526	19,166
TOTAL CONSUMER LENDING	75,571	70,700
Total loans (a) (b)	$176,214	$159,014
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $3.3 billion and $2.3 billion at March 31, 2012 and December 31, 2011, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

At March 31, 2012, we pledged $22.9 billion of commercial loans to the Federal Reserve Bank and $31.4 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2011 were $21.8 billion and $27.7 billion, respectively.

Net Unfunded Credit Commitments

In millions	March 31 2012	December 31 2011
Commercial and commercial real estate	$69,941	$64,955
Home equity lines of credit	20,751	18,317
Credit card	17,610	16,216
Other	4,152	3,783
Total (a)	$112,454	$103,271
(a)	Excludes standby letters of credit. See Note 17 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At March 31, 2012, commercial commitments reported above exclude $20.9 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2011 was $20.2 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

The PNC Financial Services Group, Inc. – Form 10-Q    79

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

The trends in nonperforming assets represent another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, TDRs, and other real estate owned (OREO) and foreclosed assets, but exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. See Note 6 Purchased Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The following tables display the delinquency status of our loans and our nonperforming assets at March 31, 2012 and December 31, 2011.

Age Analysis of Past Due Accruing Loans

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (a)	Nonperforming Loans	Purchased Impaired	Total Loans
March 31, 2012
Commercial	$73,832	$195	$53	$28	$276	$839	$568	$75,515
Commercial real estate	15,962	144	44	5	193	1,251	1,128	18,534
Equipment lease financing	6,541	25	2	5	32	21		6,594
Home equity (b)	31,946	174	103		277	685	2,836	35,744
Residential real estate (c)	8,929	344	173	2,152	2,669	728	3,886	16,212
Credit card	3,972	34	24	47	105	12		4,089
Other consumer (d)	18,767	221	118	372	711	45	3	19,526
Total	$159,949	$1,137	$517	$2,609	$4,263	$3,581	$8,421	$176,214
Percentage of total loans	90.77%	.65%	.29%	1.48%	2.42%	2.03%	4.78%	100.00%
December 31, 2011
Commercial	$64,437	$122	$47	$49	$218	$899	$140	$65,694
Commercial real estate	14,010	96	35	6	137	1,345	712	16,204
Equipment lease financing	6,367	22	5		27	22		6,416
Home equity	29,288	173	114	221	508	529	2,764	33,089
Residential real estate (c)	7,935	302	176	2,281	2,759	726	3,049	14,469
Credit card	3,857	38	25	48	111	8		3,976
Other consumer (d)	18,355	265	145	368	778	31	2	19,166
Total	$144,249	$1,018	$547	$2,973	$4,538	$3,560	$6,667	$159,014
Percentage of total loans	90.72%	.64%	.34%	1.87%	2.85%	2.24%	4.19%	100.00%
(a)	Past due loan amounts exclude purchased impaired loans as they are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(b)	In the first quarter 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	Past due loan amounts at March 31, 2012, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $2.0 billion for 90 days or more past due. Past due loan amounts at December 31, 2011, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $2.1 billion for 90 days or more past due.
(d)	Past due loan amounts at March 31, 2012, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.4 billion for 90 days or more past due. Past due loan amounts at December 31, 2011, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due.

80    The PNC Financial Services Group, Inc. – Form 10-Q

Nonperforming Assets

Dollars in millions	March 31, 2012	December 31, 2011
Nonperforming loans
Commercial lending
Commercial	$839	$899
Commercial real estate	1,251	1,345
Equipment lease financing	21	22
TOTAL COMMERCIAL LENDING	2,111	2,266
Consumer lending (a)
Home equity (b)	685	529
Residential real estate (c)	728	726
Credit card (d)	12	8
Other consumer	45	31
TOTAL CONSUMER LENDING	1,470	1,294
Total nonperforming loans (e)	3,581	3,560
OREO and foreclosed assets
Other real estate owned (OREO) (f)	749	561
Foreclosed and other assets	31	35
TOTAL OREO AND FORECLOSED ASSETS	780	596
Total nonperforming assets	$4,361	$4,156
Nonperforming loans to total loans	2.03%	2.24%
Nonperforming assets to total loans, OREO and foreclosed assets	2.46	2.60
Nonperforming assets to total assets	1.47	1.53
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	In the first quarter 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	Nonperforming residential real estate excludes loans of $55 million and $61 million accounted for under the fair value option as of March 31, 2012 and December 31, 2011, respectively.
(d)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due. We continue to charge off these loans at 180 days past due.
(e)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	Other real estate owned excludes $252 million and $280 million at March 31, 2012 and December 31, 2011, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Nonperforming loans also include loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 5 for additional information. For the three months ended March 31, 2012, $740 million of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the three months ended March 31, 2011 was $515 million.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.1 billion at both March 31, 2012 and December 31, 2011. TDRs returned to performing (accruing) status totaled $865 million and $771 million at March 31, 2012 and December 31, 2011, respectively, and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. At March 31, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

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

The PNC Financial Services Group, Inc. – Form 10-Q    81

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

See Note 6 Purchased Loans for additional information.

Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated (b)	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
March 31, 2012
Commercial	$69,268	$2,254	$3,208	$217	$74,947
Commercial real estate	13,022	1,124	2,876	384	17,406
Equipment lease financing	6,410	37	142	5	6,594
Purchased impaired loans	147	41	755	753	1,696
Total commercial lending (f)	$88,847	$3,456	$6,981	$1,359	$100,643
December 31, 2011
Commercial	$60,649	$1,831	$2,817	$257	$65,554
Commercial real estate	11,478	791	2,823	400	15,492
Equipment lease financing	6,210	48	153	5	6,416
Purchased impaired loans	107	35	542	168	852
Total commercial lending (f)	$78,444	$2,705	$6,335	$830	$88,314
(a)	Based upon PDs and LGDs.
(b)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.

82    The PNC Financial Services Group, Inc. – Form 10-Q

(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(f)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.

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

Home Equity and Residential Real Estate Balances

In millions	March 31 2012	December 31 2011
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$45,275	$41,014
Home equity and residential real estate loans – purchased impaired loans (a)	7,676	6,533
Government insured or guaranteed residential real estate mortgages (a)	2,656	2,884
Purchase accounting, deferred fees and other accounting adjustments	(3,651)	(2,873)
Total home equity and residential real estate loans (b)	$51,956	$47,558
(a)	Represents outstanding balance.
(b)	Represents recorded investment.

The PNC Financial Services Group, Inc. – Form 10-Q    83

Consumer Real Estate Secured Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
March 31, 2012 – in millions	1st Liens	2nd Liens	1st Liens	Total
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$709	$3,007	$1,091	$4,807
Less than or equal to 660 (e) (f)	136	669	517	1,322
Missing FICO	16	10	23	49
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	924	2,920	1,052	4,896
Less than or equal to 660 (e) (f)	166	520	375	1,061
Missing FICO	15	9	18	42
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	813	1,609	900	3,322
Less than or equal to 660	120	230	217	567
Missing FICO	22	19	20	61
Less than 90% and updated FICO scores:
Greater than 660	9,092	9,436	5,050	23,578
Less than or equal to 660	1,317	1,356	956	3,629
Missing FICO	704	244	302	1,250
Missing LTV and updated FICO scores:
Greater than 660	6	1	4	11
Less than or equal to 660	1		1	2
Missing FICO			678	678
Total home equity and residential real estate loans	$14,041	$20,030	$11,204	$45,275

	Home Equity		Residential Real Estate
December 31, 2011 – in millions	1st Liens	2nd Liens	1st Liens	Total
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$1,448	$3,488	$1,845	$6,781
Less than or equal to 660 (e) (f)	213	713	463	1,389
Missing FICO	494	135	289	918
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	1,017	2,864	1,336	5,217
Less than or equal to 660 (e) (f)	172	517	349	1,038
Missing FICO	186	87	53	326
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	687	1,350	760	2,797
Less than or equal to 660	111	205	200	516
Missing FICO	3	2	12	17
Less than 90% and updated FICO scores:
Greater than 660	7,190	7,888	3,152	18,230
Less than or equal to 660	1,080	1,102	799	2,981
Missing FICO	14	13	32	59
Missing LTV and updated FICO scores:
Greater than 660	9	2		11
Less than or equal to 660	2	1		3
Missing FICO			731	731
Total home equity and residential real estate loans	$12,626	$18,367	$10,021	$41,014
(a)	Excludes purchased impaired loans of approximately $7.7 billion and $6.5 billion in outstanding balances, certain government insured or guaranteed residential real estate mortgages of approximately $2.7 billion and $2.9 billion, and loans held for sale at March 31, 2012 and December 31, 2011, respectively. See the Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent outstanding balance.
(c)	Based upon updated LTV (inclusive of CLTV for second lien positions).
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

84    The PNC Financial Services Group, Inc. – Form 10-Q

do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(e)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(f)	The following states have the highest percentage of higher risk loans at March 31, 2012: New Jersey 12%, Illinois 10%, Florida 10%, California 10%, Pennsylvania 9%, Ohio 9%, Maryland 6%, and Michigan 5%. The remainder of the states have lower than 5% of the high risk loans individually, and collectively they represent approximately 29% of the higher risk loans. At December 31, 2011, the states with the highest percentage of higher risk loans were as follows: Pennsylvania 13%, New Jersey 13%, Illinois 10%, Ohio 9%, Florida 8%, California 8%, Maryland 5%, and Michigan 5%. The remainder of the states had lower than 3% of the high risk loans individually, and collectively they represented approximately 29% of the higher risk loans.

Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b)		Residential Real Estate (b)
March 31, 2012 – in millions	1st Liens (c)	2nd Liens (c)	1st Liens (c)	Total
Current estimated LTV ratios (d) (e)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$21	$868	$664	$1,553
Less than or equal to 660	25	474	752	1,251
Missing FICO		22	34	56

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	26	514	576	1,116
Less than or equal to 660	23	256	493	772
Missing FICO		18	9	27

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	15	116	214	345
Less than or equal to 660	16	81	249	346
Missing FICO		5	4	9

Less than 90% and updated FICO scores:
Greater than 660	61	391	355	807
Less than or equal to 660	146	352	843	1,341
Missing FICO	1	28	22	51

Missing LTV and updated FICO scores:
Greater than 660			1	1
Less than or equal to 660			1	1
Total home equity and residential real estate loans	$334	$3,125	$4,217	$7,676

	Home Equity (b)		Residential Real Estate (b)
December 31, 2011 – in millions	1st Liens (c)	2nd Liens (c)	1st Liens (c)	Total
Current estimated LTV ratios (d) (e)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$21	$871	$361	$1,253
Less than or equal to 660	28	532	681	1,241
Missing FICO		24	38	62

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	19	490	229	738
Less than or equal to 660	22	272	375	669
Missing FICO		19	7	26

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	10	118	116	244
Less than or equal to 660	13	69	208	290
Missing FICO		5	4	9

Less than 90% and updated FICO scores:
Greater than 660	52	398	404	854
Less than or equal to 660	102	322	679	1,103
Missing FICO	1	16	22	39

Missing LTV and updated FICO scores:
Greater than 660			1	1
Less than or equal to 660			1	1
Missing FICO		1	2	3
Total home equity and residential real estate loans	$268	$3,137	$3,128	$6,533

The PNC Financial Services Group, Inc. – Form 10-Q    85

(a)	Amounts shown represent outstanding balance. See Note 6 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states have the highest percentage of loans at March 31, 2012: California 21%, Florida 21%, Illinois 8%, Ohio 6%, North Carolina 5%, and Michigan 4%. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio. At December 31, 2011, the states with the highest percentage of loans were as follows: California 22%, Florida 13%, Illinois 12%, Ohio 9%, Michigan 5% and New York 4%. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of CLTV for second lien positions).
(e)	Updated LTV (inclusive of CLTV for second lien positions) are estimated using modeled property values. These ratios are updated at least annually. The related estimates and inputs are based upon an approach that uses a combination of third-party AVMs, HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

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

See Note 6 Purchased Loans for additional information.

Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
March 31, 2012
FICO score greater than 719	$2,043	50%	$5,941	60%
650 to 719	1,147	28	2,393	24
620 to 649	191	5	406	4
Less than 620	287	7	563	6
No FICO score available or required (c)	421	10	601	6
Total loans using FICO credit metric	4,089	100%	9,904	100%
Consumer loans using other internal credit metrics (b)			9,622
Total loan balance	$4,089		$19,526
Weighted-average updated FICO score (d)		722		738
December 31, 2011
FICO score greater than 719	$2,016	51%	$5,556	61%
650 to 719	1,100	28	2,125	23
620 to 649	184	5	370	4
Less than 620	284	7	548	6
No FICO score available or required (c)	392	9	574	6
Total loans using FICO credit metric	3,976	100%	9,173	100%
Consumer loans using other internal credit metrics (b)			9,993
Total loan balance	$3,976		$19,166
Weighted-average updated FICO score (d)		723		739

86    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	At March 31, 2012, we had $47 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the March 31, 2012 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 19%, Michigan 14%, Pennsylvania 13%, Illinois 8%, Indiana 7%, Florida 5%, Kentucky 4%, and New Jersey 4%. All other states, none of which comprise more than 3%, make up the remainder of the balance. At December 31, 2011, we had $49 million of credit card loans that are higher risk. The majority of the December 31, 2011 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 20%, Michigan 14%, Pennsylvania 13%, Illinois 7%, Indiana 7%, Florida 6%, and Kentucky 5%. All other states, none of which comprise more than 4%, make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

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

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $571 million and $580 million at March 31, 2012, and December 31, 2011, respectively, for the total TDR portfolio.

Summary of Troubled Debt Restructurings

In millions	Mar. 31 2012	Dec. 31 2011
Total consumer lending	$1,821	$1,798
Total commercial lending	412	405
Total TDRs	$2,233	$2,203
Nonperforming	$1,095	$1,141
Accruing (a)	865	771
Credit card (b)	273	291
Total TDRs	$2,233	$2,203
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.
(b)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.

The table below quantifies the number of loans that were classified as TDRs during the three months ended March 31, 2012 and March 31, 2011. The change in the recorded investments as a result of the TDR is also provided below.

FINANCIAL IMPACT OF TDRS (a)

During the three months ended March 31, 2012 Dollars in millions	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
Commercial lending
Commercial	104	$26	$17
Commercial real estate	21	74	67
Equipment lease financing	5	15	11
TOTAL COMMERCIAL LENDING	130	115	95
Consumer lending
Home equity	1,103	74	74
Residential real estate	182	33	33
Credit card	2,501	18	17
Other consumer	352	9	9
TOTAL CONSUMER LENDING	4,138	134	133
Total TDRs	4,268	$249	$228

During the three months ended March 31, 2011 (d) Dollars in millions	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
Commercial lending
Commercial	150	$19	$15
Commercial real estate	20	69	68
Total commercial lending (e)	170	88	83
Consumer lending
Home equity	1,070	86	87
Residential real estate	374	92	81
Credit card	4,117	31	30
Other consumer	21	1	1
Total consumer lending	5,582	210	199
Total TDRs	5,752	$298	$282

The PNC Financial Services Group, Inc. – Form 10-Q    87

(a)	Impact of partial charge offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	Includes loans modified during the three months ended March 31, 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and prospectively applied to all modifications entered into on and after January 1, 2011.
(e)	During the three months ended March 31, 2011, there were no loans classified as TDRs in the Equipment lease financing loan class.

TDRs may result in charge-offs and interest income not being recognized. At or around the time of modification, there was $1 million in recorded investment of commercial TDRs, $2 million in recorded investment of commercial real estate TDRs, and $5 million in recorded investment of equipment lease financing TDRs charged off during the three months ended March 31, 2012. Comparable amounts for the three months ended March 31, 2011 were $2 million, $2 million, and zero respectively. For residential real estate, the amount of recorded investment that was charged off during the three months ended March 31, 2012, related to modifications in which principal was partially deferred and deemed uncollectible, was immaterial. The comparable amount for the three months ended March 31, 2011 was $8 million. There were no charge offs around the time of modification related to home equity, credit card, and other consumer TDR portfolios for either periods.

A financial effect of rate reduction TDRs is that interest income not recognized. Interest income not recognized that otherwise would have been earned in the three months ended March 31, 2012 and March 31, 2011 related to both commercial TDRs and consumer TDRs was not material.

The table below provides additional TDR information. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes postponement/reduction of scheduled amortization, as well as contractual extensions.

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

TDRS BY TYPE

During the three months ended March 31, 2012 Dollars in millions	Post-TDR Recorded Investment
	Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	$2	$4	$11	$17
Commercial real estate	9	38	20	67
Equipment lease financing			11	11
TOTAL COMMERCIAL LENDING	11	42	42	95
Consumer lending
Home equity		52	22	74
Residential real estate		11	22	33
Credit card		17		17
Other consumer		1	8	9
TOTAL CONSUMER LENDING		81	52	133
Total TDRs	$11	$123	$94	$228

88    The PNC Financial Services Group, Inc. – Form 10-Q

During the three months ended March 31, 2011 (a) Dollars in millions	Post-TDR Recorded Investment
	Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	$2	$2	$11	$15
Commercial real estate	13	42	13	68
TOTAL COMMERCIAL LENDING (b)	15	44	24	83
Consumer lending
Home equity		84	3	87
Residential real estate		73	8	81
Credit card		30		30
Other consumer			1	1
TOTAL CONSUMER LENDING		187	12	199
Total TDRs	$15	$231	$36	$282
(a)	Includes loans modified during the three months ended March 31, 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and prospectively applied to all modifications entered into on and after January 1, 2011.
(b)	During the three months ended March 31, 2011, there were no loans classified as TDRs in the Equipment lease financing loan class.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In the table below, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs during a 12-month period within 2010, 2011 and 2012 and subsequently defaulted during the three months ended March 31, 2012 and March 31, 2011.

TDRs which have Subsequently Defaulted

During the three months ended March 31, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	31	$10
Commercial real estate	8	5
TOTAL COMMERCIAL LENDING (a)	39	15
Consumer lending
Home equity	205	19
Residential real estate	163	24
Credit card	1,685	12
Other consumer	37	1
TOTAL CONSUMER LENDING	2,090	56
Total TDRs	2,129	$71

During the three months ended March 31, 2011 (b) Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	4	$22
Commercial real estate	5	34
TOTAL COMMERCIAL LENDING (a)	9	56
Consumer lending
Home equity	244	21
Residential real estate	52	16
Credit card	2,806	19
TOTAL CONSUMER LENDING (c)	3,102	56
Total TDRs	3,111	$112
(a)	During both the three months ended March 31, 2012 and March 31, 2011, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.
(b)	Includes loans modified during the three months ended March 31, 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and prospectively applied to all modifications entered into on and after January 1, 2011.
(c)	During the three months ended March 31, 2011, there were no loans classified as TDRs in the Other consumer loan class that have subsequently defaulted.

The PNC Financial Services Group, Inc. – Form 10-Q    89

The impact to the ALLL for commercial lending TDRs is the effect of moving to the specific reserve methodology from the quantitative reserve methodology for those loans that were not already put on nonaccrual status. There is an impact to the ALLL as a result of the concession made, which generally results in the expectation of fewer future cash flows. The decline in expected cash flows, as well as the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL. Subsequent defaults of commercial lending TDRs do not have a significant impact on the ALLL as these TDRs are individually evaluated under the specific reserve methodology.

For consumer lending TDRs the ALLL is calculated using a discounted cash flow model, which leverages subsequent default, prepayment, and severity rate assumptions based upon historically observed data. Similar to the commercial lending specific reserve methodology, the reduced expected cash flows resulting from the concessions granted impact the consumer lending ALLL. The decline in expected cash flows, as well as the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL.

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

Allowance for Loan and Lease Losses Components

For all loans, except purchased impaired loans, the ALLL is the sum of three components: (1) asset specific/individual impaired reserves, (2) quantitative (formulaic or pooled) reserves, and (3) qualitative (judgmental) reserves. See Note 6 Purchased Loans for additional ALLL information. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are updated as the financial strength of the borrower and overall economic conditions change, there were no significant changes to our ALLL methodology during the first three months of 2012.

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

90    The PNC Financial Services Group, Inc. – Form 10-Q

Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
March 31, 2012
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$1,995	$2,352	$4,347
Charge-offs	(200)	(267)	(467)
Recoveries	104	30	134
Net charge-offs	(96)	(237)	(333)
Provision for credit losses	44	141	185
Net change in allowance for unfunded loan commitments and letters of credit	(6)	3	(3)
March 31	$1,937	$2,259	$4,196
TDRs individually evaluated for impairment	$35	$536	$571
Other loans individually evaluated for impairment	455		455
Loans collectively evaluated for impairment	1,211	968	2,179
Purchased impaired loans	236	755	991
March 31	$1,937	$2,259	$4,196
LOAN PORTFOLIO
TDRs individually evaluated for impairment	$412	$1,821	$2,233
Other loans individually evaluated for impairment	1,736		1,736
Loans collectively evaluated for impairment	96,799	67,025	163,824
Purchased impaired loans	1,696	6,725	8,421
March 31	$100,643	$75,571	$176,214
Portfolio Segment ALLL as a percentage of total ALLL	46%	54%	100%
Ratio of the allowance for loan and lease losses to total loans	1.92%	2.99%	2.38%
March 31, 2011
ALLOWANCE FOR LOAN AND LEASE LOSSES
January 1	$2,567	$2,320	$4,887
Charge-offs	(351)	(323)	(674)
Recoveries	103	38	141
Net charge-offs	(248)	(285)	(533)
Provision for credit losses	127	294	421
Net change in allowance for unfunded loan commitments and letters of credit	9	(25)	(16)
March 31	$2,455	$2,304	$4,759
TDRs individually evaluated for impairment (a)	$27	$502	$529
Other loans individually evaluated for impairment	776		776
Loans collectively evaluated for impairment	1,355	1,223	2,578
Purchased impaired loans	297	579	876
March 31	$2,455	$2,304	$4,759
LOAN PORTFOLIO
TDRs individually evaluated for impairment (a)	$260	$1,575	$1,835
Other loans individually evaluated for impairment	2,848		2,848
Loans collectively evaluated for impairment	75,581	61,601	137,182
Purchased impaired loans	1,261	6,261	7,522
March 31	$79,950	$69,437	$149,387
Portfolio segment ALLL as a percentage of total ALLL	52%	48%	100%
Ratio of the allowance for loan and lease losses to total loans	3.07%	3.32%	3.19%
(a)	Includes only TDRs individually evaluated for impairment prior to the adoption of ASU 2011-02.

The PNC Financial Services Group, Inc. – Form 10-Q    91

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, smaller balance homogeneous type loans and purchased impaired loans. See Note 6 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $21 million and $22 million at March 31, 2012, and December 31, 2011, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the three months ended March 31, 2012 and March 31, 2011. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
March 31, 2012
Impaired loans with an associated allowance
Commercial	$1,058	$691	$204	$737
Commercial real estate	1,415	927	286	985
Home equity	806	794	290	778
Residential real estate	878	727	187	729
Credit card	241	241	55	250
Other consumer	59	59	4	53
Total impaired loans with an associated allowance	$4,457	$3,439	$1,026	$3,532
Impaired loans without an associated allowance
Commercial	$373	$167		$146
Commercial real estate	598	363		353
Total impaired loans without an associated allowance	$971	$530		$499
Total impaired loans	$5,428	$3,969	$1,026	$4,031
December 31, 2011
Impaired loans with an associated allowance
Commercial	$1,125	$785	$241	$979
Commercial real estate	1,452	1,043	318	1,247
Home equity	774	762	292	702
Residential real estate	853	730	193	609
Credit card	258	258	53	281
Other consumer	48	48	3	39
Total impaired loans with an associated allowance	$4,510	$3,626	$1,100	$3,857
Impaired loans without an associated allowance
Commercial	$347	$125		$104
Commercial real estate	592	342		413
Total impaired loans without an associated allowance	$939	$467		$517
Total impaired loans	$5,449	$4,093	$1,100	$4,374
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the three months ended March 31, 2012, and year ended December 31, 2011.
(b)	Associated allowance amounts include $571 million and $580 million for TDRs at March 31, 2012, and December 31, 2011, respectively.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities. See Note 1 Accounting Policies for additional information.

Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2012	2011
January 1	$240	$188
Net change in allowance for unfunded loan commitments and letters of credit	3	16
March 31	$243	$204

92    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 6 PURCHASED LOANS

Loans acquired as part of the RBC acquisition on March 2, 2012 had an outstanding balance of $16.7 billion. At purchase, acquired loans were recorded at fair value. No separate valuation allowance was carried over and no allowance was created at acquisition. Fair values were determined by discounting both principal and interest cash flows expected to be collected using a market discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Cash flows expected to be collected as of the acquisition date were estimated using internal models and third party data that incorporate management’s best estimate of key assumptions, such as default rates, loss severity, prepayment speeds, and timing of disposition upon default. In addition, each loan was reviewed to determine if it should be classified as a purchased impaired loan accounted for under ASC 310-30. Loans with evidence of credit quality deterioration since origination and for which it is probable at purchase that PNC will be unable to collect all contractually required payments were considered purchased impaired. Several factors were considered when evaluating whether a loan was considered a purchased impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values (LTV). In accordance with ASC 310-30, excluded from the purchased impaired loans were leases, revolving credit arrangements and loans held for sale.

As of March 2, 2012, loans were classified as impaired or non-impaired and had a fair value of $2.0 billion and $12.5 billion and an outstanding balance of $3.0 billion and $13.7 billion, respectively.

RBC Acquisition – Purchased Loans Balances

	Purchased Impaired Loans		Other Purchased Loans
In millions	Fair Value	Outstanding Balance	Fair Value	Outstanding Balance
Commercial Lending
Commercial	$446	$746	$6,002	$6,328
Commercial real estate	481	836	2,067	2,310
Equipment lease financing			86	92
Total Commercial Lending	927	1,582	8,155	8,730
Consumer Lending
Home equity	151	215	2,827	3,346
Residential real estate	896	1,214	1,168	1,202
Credit card and other consumer			376	385
Total Consumer Lending	1,047	1,429	4,371	4,933
Total	$1,974	$3,011	$12,526	$13,663

Purchased Impaired Loans

Purchased impaired loans are accounted for under ASC 310-30, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans if those differences are attributable, at least in part, to credit quality. GAAP allows purchasers to aggregate purchased impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Purchased impaired loans with homogeneous consumer, residential real estate and smaller balance commercial loans with common risk characteristics are aggregated into pools where appropriate. Commercial loans with a total commitment greater than a defined threshold are accounted for individually. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent changes in the expected cash flows of individual or pooled purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to provision for credit losses in the period in which the changes become probable. Decreases to the net present value of expected cash flows will generally result in an impairment charge recorded as a provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. Prepayments and interest rate decreases for variable rate notes are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected.

Thus, for decreases in cash flows expected to be collected resulting from prepayments and interest rate decreases for variable rate notes, the effect will be to reduce the yield prospectively. The table below details the contractually required payments, non-accretable difference, accretable yield, and fair value for purchased impaired loans acquired in the RBC Bank (USA) acquisition as of March 2, 2012.

Purchased Impaired Loans – RBC Acquisition

In millions	March 2, 2012
Contractually required payments including interest	$3,769
Less: Nonaccretable difference	1,211
Cash flows expected to be collected	2,558
Less: Accretable yield	584
Fair value of loans acquired	$1,974

The PNC Financial Services Group, Inc. – Form 10-Q    93

The following table provides purchased impaired loans at March 31, 2012 and at December 31, 2011:

Purchased Impaired Loans – Balances

	March 31, 2012 (a)		December 31, 2011 (b)
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial Lending
Commercial	$568	$947	$140	$245
Commercial real estate	1,128	1,465	712	743
Total Commercial Lending	1,696	2,412	852	988
Consumer Lending
Consumer	2,839	3,459	2,766	3,405
Residential real estate	3,886	4,217	3,049	3,128
Total Consumer Lending	6,725	7,676	5,815	6,533
Total	$8,421	$10,088	$6,667	$7,521
(a)	Represents National City and RBC acquisitions.
(b)	Represents National City acquisition.

As of December 31, 2011, the allowance for loan and lease losses related to purchased impaired loans was $998 million. During the first three months of 2012, $13 million of provision and $20 million of charge-offs were recorded on purchased impaired loans. At March 31, 2012, the allowance for loan and lease losses was $991 million on $6.3 billion of purchased impaired loans while the remaining $2.1 billion of purchased impaired loans required no allowance as net present value of expected cash flows improved or remained the same. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which is recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio. The cash flow re-estimation process is completed quarterly to evaluate the adequacy of the allowance associated with the purchased impaired loans.

Activity for the accretable yield for the first three months of 2012 follows:

Accretable Yield

In millions	2012
January 1	$2,109
Accretion due to RBC acquisition on March 2, 2012	584
Accretion (including excess cash recoveries)	(198)
Net reclassifications to accretable from non-accretable (a)	(23)
Disposals	(3)
March 31	$2,469
(a)	The net reclass includes the impact of improvements in the excess cash expected to be collected from credit improvements, as well as accretable differences related to cash flow extensions.

Purchased Non-Impaired Loans

Other purchased loans acquired from RBC were recorded at fair value as provided in the table below. The difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Fair values were determined by discounting both principal and interest cash flows expected to be collected using a market discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Cash flows expected to be collected as of the acquisition date were estimated using internal models and third party data that incorporate management’s best estimate of key assumptions, such as default rates, loss severity, prepayment speeds, and timing of undiscounted expected principal, interest and other cash flows. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life in accordance with ASC 310-20. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method.

As of March 2, 2012 In millions	Commercial	Commercial Real Estate	Equipment Lease Finance	Home Equity	Residential Real Estate	Credit Card and other consumer	Total
Outstanding Balance	$6,328	$2,310	$92	$3,346	$1,202	$385	$13,663
Less: Fair value adjustment	326	243	6	519	34	9	1,137
Fair value of loans acquired	$6,002	$2,067	$86	$2,827	$1,168	$376	$12,526

The table below details contractually required payments, cash flows not expected to be collected and cash flows expected to be collected on other purchased loans acquired from RBC.

As of March 2, 2012 In millions	Commercial	Commercial Real Estate	Equipment Lease Finance	Home Equity	Residential Real Estate	Credit Card and other consumer	Total
Contractually required repayments including interest (a)	$6,864	$2,466	$101	$5,003	$1,869	$414	$16,717
Less: Contractual cash flows not expected to be collected	86	131	6	1,501	538	189	2,451
Cash flows expected to be collected	$6,778	$2,335	$95	$3,502	$1,331	$225	$14,266
(a)	Denotes required payments based on a loan’s contractual schedule assuming no loss or prepayment.

94    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 INVESTMENT SECURITIES

Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
March 31, 2012
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$2,567	$275		$2,842
Residential mortgage-backed
Agency	28,493	836	$(31)	29,298
Non-agency	6,791	212	(882)	6,121
Commercial mortgage-backed
Agency	865	34		899
Non-agency	2,805	140	(2)	2,943
Asset-backed	5,417	36	(170)	5,283
State and municipal	1,899	80	(43)	1,936
Other debt	3,647	93	(2)	3,738
Total debt securities	52,484	1,706	(1,130)	53,060
Corporate stocks and other	298			298
Total securities available for sale	$52,782	$1,706	$(1,130)	$53,358
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$224	$22		$246
Residential mortgage-backed (agency)	4,450	140		4,590
Commercial mortgage-backed
Agency	1,301	56		1,357
Non-agency	3,223	112	$(1)	3,334
Asset-backed	967	12	(2)	977
State and municipal	671	33		704
Other debt	360	13		373
Total securities held to maturity	$11,196	$388	$(3)	$11,581

December 31, 2011

SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$3,369	$348		$3,717
Residential mortgage-backed
Agency	26,081	772	$(61)	26,792
Non-agency	6,673	152	(1,268)	5,557
Commercial mortgage-backed
Agency	1,101	39		1,140
Non-agency	2,693	80	(17)	2,756
Asset-backed	3,854	31	(216)	3,669
State and municipal	1,779	75	(47)	1,807
Other debt	2,691	83	(12)	2,762
Total debt securities	48,241	1,580	(1,621)	48,200
Corporate stocks and other	368			368
Total securities available for sale	$48,609	$1,580	$(1,621)	$48,568
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$221	$40		$261
Residential mortgage-backed (agency)	4,761	131	$(1)	4,891
Commercial mortgage-backed
Agency	1,332	50		1,382
Non-agency	3,467	108	(2)	3,573
Asset-backed	1,251	14	(3)	1,262
State and municipal	671	31		702
Other debt	363	16		379
Total securities held to maturity	$12,066	$390	$(6)	$12,450

The PNC Financial Services Group, Inc. – Form 10-Q    95

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At March 31, 2012, accumulated other comprehensive income included pretax gains of $90 million from derivatives used to hedge the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

The gross unrealized loss on debt securities held to maturity was $3 million at March 31, 2012 and $6 million at December 31, 2011, with $.2 billion and $.5 billion of positions in a continuous loss position for less than 12 months at March 31, 2012 and December 31, 2011, respectively. The gross unrealized loss and fair value on debt securities held to maturity that were in a continuous loss position for 12 months or more were not significant at both March 31, 2012 and December 31, 2011.

The following table presents gross unrealized loss and fair value of securities available for sale at March 31, 2012 and December 31, 2011. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive loss.

Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2012
Debt securities
Residential mortgage-backed
Agency	$(25)	$4,204	$(6)	$96	$(31)	$4,300
Non-agency	(35)	289	(847)	4,569	(882)	4,858
Commercial mortgage-backed
Non-agency	(2)	275			(2)	275
Asset-backed	(10)	1,435	(160)	734	(170)	2,169
State and municipal	(8)	516	(35)	305	(43)	821
Other debt			(2)	13	(2)	13
Total	$(80)	$6,719	$(1,050)	$5,717	$(1,130)	$12,436
December 31, 2011
Debt securities
US Treasury and government agencies
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

EVALUATING INVESTMENT SECURITIES FOR OTHER-THAN-TEMPORARY IMPAIRMENTS

For the securities in the preceding table, as of March 31, 2012 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

96    The PNC Financial Services Group, Inc. – Form 10-Q

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

Non-Agency Residential Mortgage-Backed Securities and Asset-Backed Securities Collateralized by First-Lien and Second-Lien Residential Mortgage Loans

Potential credit losses on these securities are evaluated on a security by security basis. Collateral performance assumptions are developed for each security after reviewing collateral composition and collateral performance statistics. This includes analyzing recent delinquency roll rates, loss severities, voluntary prepayments, and various other collateral and performance metrics. This information is then combined with general expectations on the housing market, employment, and other economic factors to develop estimates of future performance.

Security level assumptions for prepayments, loan defaults, and loss given default are applied to every security using a third-party cash flow model. The third-party cash flow model then generates projected cash flows according to the structure of each security. Based on the results of the cash flow analysis, we determine whether we will recover the amortized cost basis of our security.

The following table provides detail on the significant assumptions used to determine credit impairment for non-agency residential mortgage-backed and asset-backed securities collateralized by first-lien and second-lien residential mortgage loans:

Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

March 31, 2012	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	5-12	6
Option ARM	3-6	3
Remaining collateral expected to default
Prime	1-45%	20%
Alt-A	3-61	34
Option ARM	13-83	58
Loss severity
Prime	25-65%	47%
Alt-A	30-85	60
Option ARM	44-76	60
(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

The PNC Financial Services Group, Inc. – Form 10-Q    97

During the first quarter of 2012 and 2011, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Summary of OTTI Credit Losses Recognized in Earnings

Three months ended March 31 In millions	2012	2011
Available for sale securities:
Non-agency residential mortgage-backed	$(32)	$(28)
Asset-backed	(5)	(5)
Other debt	(1)	(1)
Total	$(38)	$(34)

Summary of OTTI Noncredit (Losses) Recoveries Included in Accumulated Other Comprehensive Loss

Three months ended March 31 In millions	2012	2011
Total	$22	$4

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended March 31, 2012
December 31, 2011	$(828)	$(6)	$(244)	$(13)	$(1,091)
Loss where impairment was not previously recognized	(1)			(1)	(2)
Additional loss where credit impairment was previously recognized	(31)		(5)		(36)
Reduction due to credit impaired securities sold	1				1
March 31, 2012	$(859)	$(6)	$(249)	$(14)	$(1,128)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended March 31, 2011
December 31, 2010	$(709)	$(11)	$(223)	$(12)	$(955)
Loss where impairment was not previously recognized	(3)			(1)	(4)
Additional loss where credit impairment was previously recognized	(25)		(5)		(30)
Reduction due to credit impaired securities sold		5			5
March 31, 2011	$(737)	$(6)	$(228)	$(13)	$(984)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the three months ended March 31
2012	$3,553	$67	$(10)	$57	$20
2011	8,178	109	(72)	37	13

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2012.

98    The PNC Financial Services Group, Inc. – Form 10-Q

Contractual Maturity of Debt Securities

March 31, 2012 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies		$910	$1,253	$404	$2,567
Residential mortgage-backed
Agency		35	810	27,648	28,493
Non-agency			25	6,766	6,791
Commercial mortgage-backed
Agency	$3	729	133		865
Non-agency	21	175	49	2,560	2,805
Asset-backed	68	1,206	1,204	2,939	5,417
State and municipal	15	73	280	1,531	1,899
Other debt	655	1,933	615	444	3,647
Total debt securities available for sale	$762	$5,061	$4,369	$42,292	$52,484
Fair value	$766	$5,236	$4,565	$42,493	$53,060
Weighted-average yield, GAAP basis	1.93%	2.42%	2.87%	3.65%	3.44%
SECURITIES HELD TO MATURITY
US Treasury and government agencies				$224	$224
Residential mortgage-backed (agency)				4,450	4,450
Commercial mortgage-backed
Agency		$162	$1,134	5	1,301
Non-agency	$24	58		3,141	3,223
Asset-backed	7	591	90	279	967
State and municipal	33	20	157	461	671
Other debt		1	359		360
Total debt securities held to maturity	$64	$832	$1,740	$8,560	$11,196
Fair value	$64	$848	$1,814	$8,855	$11,581
Weighted-average yield, GAAP basis	2.59%	2.63%	3.34%	4.39%	4.08%

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of March 31, 2012:

Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

March 31, 2012
Agency residential mortgage-backed securities	3.2 years
Non-agency residential mortgage-backed securities	4.9 years
Agency commercial mortgage-backed securities	5.0 years
Non-agency commercial mortgage-backed securities	2.6 years
Asset-backed securities	2.8 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At March 31, 2012, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity.

The PNC Financial Services Group, Inc. – Form 10-Q    99

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2012	December 31 2011
Pledged to others	$23,858	$20,109
Accepted from others:
Permitted by contract or custom to sell or repledge	1,215	1,796
Permitted amount repledged to others	440	892

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

Level 1

Fair value is determined using a quoted price in an active market for identical assets or liabilities. Level 1 assets and liabilities may include debt securities, equity securities and listed derivative contracts that are traded in an active exchange market and certain US Treasury securities that are actively traded in over-the-counter markets.

Level 2

Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly. Level 2 assets and liabilities may include debt securities, equity securities and listed derivative contracts with quoted prices that are traded in markets that are not active, and certain debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs. This category generally includes US government agency debt securities, agency residential and commercial mortgage-backed debt securities, asset-backed debt securities, corporate debt securities, residential mortgage loans held for sale, and derivative contracts.

Level 3

Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing services, pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain available for sale and trading securities, commercial mortgage loans held for sale, private equity investments, residential mortgage servicing rights, BlackRock Series C Preferred Stock and certain financial derivative contracts. The available for sale and trading securities within Level 3 include non-agency residential mortgage-backed securities, auction rate securities, certain private-issuer asset-backed securities and corporate debt securities. Nonrecurring items, primarily certain nonaccrual and other loans held for sale, commercial mortgage servicing rights, equity investments and other assets are also included in this category.

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

Any models used to determine fair values or to validate dealer quotes based on the descriptions below are subject to review and independent testing as part of our model validation and internal control testing processes. Our Model Validation Committee reviews significant models on at least an annual basis. In addition, we have teams, independent of the traders, verify marks and assumptions used for valuations at each period end.

100    The PNC Financial Services Group, Inc. – Form 10-Q

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. Assets and liabilities classified within Level 3 inherently require the use of various assumptions, estimates and judgments when measuring their fair value. As observable market activity is commonly not available to use when estimating the fair value of Level 3 assets and liabilities, we must estimate fair value using various modeling techniques. These techniques include the use of a variety of inputs/assumptions including credit quality, liquidity, interest rates or other relevant inputs across the entire population of our Level 3 assets and liabilities. Changes in the significant underlying factors or assumptions (either an increase or a decrease) in any of these areas underlying our estimates may result in a significant increase/decrease in the Level 3 fair value measurement of a particular asset and/or liability from period to period.

FINANCIAL INSTRUMENTS ACCOUNTED FOR AT FAIR VALUE ON A RECURRING BASIS

Securities Available for Sale and Trading Securities

Securities accounted for at fair value include both the available for sale and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes, or recent trades to determine the fair value of securities. As of March 31, 2012, 84% of the positions in these portfolios were priced by using pricing services provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets such as U.S. Treasury and agency securities and agency residential mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses discounted cash flow pricing models considering adjustments for spreads and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency collateralized mortgage obligations (CMOs), commercial mortgage-backed securities and municipal bonds. The vendors we use provide pricing services on a global basis and have quality management processes in place to monitor the integrity of the valuation inputs and the prices provided to users, including procedures to consider and incorporate information received from pricing service users who may challenge a price. We monitor and validate the reliability of vendor pricing on an ongoing basis through pricing methodology reviews, by performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and through price validation testing. Price validation testing is performed independent of the risk-taking function and involves corroborating the prices received from third-party vendors with prices from another third-party source, by reviewing valuations of comparable instruments, by comparison to internal valuations, or by reference to recent sales of similar securities. Securities not priced by one of our pricing vendors may be valued using a dealer quote. Dealer quotes received are typically non-binding. Securities priced using a dealer quote are subject to corroboration either with another dealer quote, by comparison to similar securities priced by either a third-party vendor or another dealer, or through internal valuation in order to validate that the quote is representative of the market. Security prices are also validated through actual cash settlement upon sale of a security.

A cross-functional team comprised of representatives from Asset & Liability Management, Finance, and Market Risk Management oversees the governance of the processes and methodologies used to estimate the fair value of securities and the price validation testing that is performed. This management team reviews pricing sources and trends and the results of validation testing on a monthly basis.

Securities are classified within the fair value hierarchy after giving consideration to the activity level in the market for the security type and the observability of the inputs used to determine the fair value. When a quoted price in an active market exists for the identical security, this price is used to determine fair value and the security is classified within Level 1 of the hierarchy. Level 1 securities include certain U.S. Treasury securities and exchange traded equities. When a quoted price in an active market for the identical security is not available, fair value is estimated using either an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model. If the inputs to the valuation are based primarily on market observable information then the security is classified within Level 2 of the hierarchy. Level 2 securities include agency debt securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, asset-backed securities collateralized by non-mortgage related consumer loans, municipal securities, and other debt securities. Level 2 securities are predominantly priced by third parties, either a pricing vendor or dealer.

In certain cases where there is limited activity or less transparency around the inputs to the valuation, securities are classified within Level 3 of the hierarchy. Securities classified as Level 3 consist primarily of non-agency residential mortgage-backed and asset-backed securities collateralized by first- and second-lien residential mortgage loans. Fair value for these securities is primarily estimated using pricing obtained from third-party vendors. In some cases, fair value is estimated using a dealer quote, by reference to prices of securities of a similar vintage and collateral type or by reference to recent sales of similar securities. Market activity for these security types is limited with little price transparency. As a result, these securities are generally valued by the third-party vendor using a discounted cash flow

The PNC Financial Services Group, Inc. – Form 10-Q    101

approach that incorporates observable market activity where available. Significant inputs to the valuation include prepayment projections and credit loss assumptions (default rate and loss severity) and discount rates that are deemed representative of current market conditions. The discount rates used incorporate a spread over the benchmark curve that takes into consideration liquidity risk and potential credit risk not already included in the credit loss assumptions. Significant increases (decreases) in any of those assumptions in isolation would result in a significantly lower (higher) fair value measurement. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Credit loss estimates are driven by the ability of borrowers to pay their loans and housing market prices and are impacted by changes in overall macroeconomic conditions, typically increasing when economic conditions worsen and decreasing when conditions improve. An increase in the estimated prepayment rate typically results in a decrease in estimated credit losses and vice versa. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase and decrease when market interest rates decline and/or credit and liquidity conditions improve. Price validation procedures are performed and the results reviewed on a monthly basis for these Level 3 securities by a cross-functional Asset & Liability Management, Finance, and Market Risk Management team. Specific price validation procedures performed for these securities include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and by obtaining corroborating dealer prices for a sample of securities.

Certain infrequently traded debt securities within the State and Municipal and Other Debt Available-for-sale and Trading securities categories are also classified in Level 3. The significant unobservable inputs used to estimate the fair value of these securities include an estimate of expected credit losses and a discount for liquidity risk. These inputs are incorporated into the fair value measurement by either increasing the spread over the benchmark curve or by applying a credit and liquidity discount to the par value of the security. Significant increases (decreases) in credit and/or liquidity risk could result in a significantly lower (higher) fair value estimate.

Financial Derivatives

Exchange-traded derivatives are valued using quoted market prices and are classified as Level 1. However, the majority of derivatives that we enter into are executed over-the-counter and are valued using internal models. These derivatives are primarily classified as Level 2 as the readily observable market inputs to these models are validated to external sources. The external sources for these inputs include industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data. Level 2 financial derivatives are primarily estimated using a combination of Eurodollar future prices and observable benchmark interest rate swaps to construct projected discounted cash flows. Financial derivatives that are priced using significant management judgment or assumptions are classified as Level 3.

Fair value information for Level 3 financial derivatives is presented separately for interest rate contracts and other contracts. Interest rate contracts include residential and commercial mortgage interest rate lock commitments and certain interest rate options. Other contracts include risk participation agreements, certain equity options and other types of contracts.

Significant unobservable inputs for residential mortgage loan commitments include the probability of funding and embedded servicing. The fair value of residential mortgage loan commitments assets as of March 31, 2012 was $50 million compared with liabilities of $1 million. The probability of funding for residential mortgage loan commitments represents the expected proportion of loan commitments in the pipeline that will fund. Additionally, embedded in the market price of the underlying loan is a value for retaining servicing of the loan once it is sold. Significant increases (decreases) in the fair value of a residential mortgage loan commitment asset (liability) result when the probability of funding increases (decreases). Significant increases (decreases) in the fair value of a residential mortgage loan commitment result when the embedded servicing value increases (decreases).

The fair value of commercial mortgage loan commitments assets as of March 31, 2012 was $23 million compared to liabilities of $8 million. Significant unobservable inputs for commercial mortgage loan commitments include spread over the benchmark curve U.S. Treasury interest rate and embedded servicing value. The spread over the benchmark curve reflects management assumptions regarding credit and liquidity risks. Embedded servicing value reflects the estimated value for retaining the right to service the underlying loan once it is sold. Significant increases (decreases) in the fair value of commercial mortgage loan commitments result when the spread over the benchmark curve decreases (increases) or the embedded servicing value increases (decreases).

The fair value of interest rate options assets as of March 31, 2012 was $5 million compared to liabilities of $3 million. The significant unobservable input used in the fair value measurement of the interest rate options is expected interest rate volatility. Significant increases (decreases) in interest rate volatility would result in a significantly higher (lower) fair value measurement.

The fair value of risk participation agreement assets as of March 31, 2012 was $6 million compared to liabilities of $4 million. The significant unobservable inputs used in the fair value measurement of risk participation agreements are probability of default and loss severity. Significant increases

102    The PNC Financial Services Group, Inc. – Form 10-Q

(decreases) in probability of default and loss severity would result in a significantly higher (lower) fair value measurement.

The fair value of the other contracts liabilities as of March 31, 2012 was $77 million. The significant unobservable inputs for the other contracts for derivative liabilities include credit and liquidity discount and spread over the benchmark curve that are deemed representative of current market conditions. Significant increases (decreases) in these assumptions would result in significantly lower (higher) fair value measurement.

The fair values of our derivatives are adjusted for nonperformance risk through the calculation of our Credit Valuation Adjustment (CVA). Our CVA is computed using new loan pricing and considers externally available bond spreads, in conjunction with internal historical recovery observations.

Residential Mortgage Loans Held for Sale

We account for certain residential mortgage loans originated for sale on a recurring basis at fair value. We have elected to account for certain RBC Bank (USA) residential mortgage loans held for sale at fair value. The election of the fair value option aligns the accounting for the residential mortgages with related hedges.

Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2.

Residential Mortgage Servicing Rights

Residential mortgage servicing rights (MSRs) are carried at fair value on a recurring basis. Assumptions incorporated into the residential MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active, open market with readily observable prices so the precise terms and conditions of sales are not available. As a benchmark for the reasonableness of its residential MSRs fair value, PNC obtains opinions of value from independent parties (“brokers”). These brokers provided a range (+/- 10 bps) based upon their own discounted cash flow calculations of our portfolio that reflect conditions in the secondary market, and any recently executed servicing transactions. PNC compares its internally-developed residential MSRs value to the ranges of values received from the brokers. If our residential MSRs fair value falls outside of the brokers’ ranges, management will assess whether a valuation adjustment is warranted. For the periods presented, PNC’s residential MSRs value did not fall outside of the brokers’ ranges. We consider our residential MSRs value to represent a reasonable estimate of fair value. Due to the nature of the valuation inputs, residential MSRs are classified as Level 3.

The significant unobservable inputs used in the fair value measurement of residential MSRs are constant prepayment rates and spread over the benchmark curve. Significant increases (decreases) in prepayment rates and spread over the benchmark curve would result in lower (higher) fair market value of residential MSRs.

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans classified as held for sale at fair value. The election of the fair value option aligns the accounting for the commercial mortgages with related hedges.

We determine the fair value of commercial mortgage loans held for sale by using a discounted cash flow model. Fair value is determined using sale valuation assumptions that management believes a market participant would use in pricing the loans. When available, valuation assumptions include observable inputs based on the benchmark LIBOR interest rate swap curve and whole loan sales. The significant unobservable input is management’s assumption of the spread applied to the benchmark rate. The spread over the benchmark curve includes management’s assumptions of the impact of credit and liquidity risk. Significant increases (decreases) in the spread applied to the benchmark would result in a significantly lower (higher) asset value. The wide range of the spread over the benchmark curve is due to the varying risk and underlying property characteristics within our portfolio. Based on the significance of unobservable inputs, we classified this portfolio as Level 3.

Equity Investments

The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. The carrying values of direct and affiliated partnership interests reflect the expected exit price and are based on various techniques including multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. A multiple of adjusted earnings calculation is the valuation technique utilized most frequently and the multiple of earnings is the primary and most significant unobservable input used in such calculation. The multiple of earnings is utilized in conjunction with portfolio

The PNC Financial Services Group, Inc. – Form 10-Q    103

company financial results and our ownership interest in portfolio company securities to determine PNC’s interest in the enterprise value of the portfolio company. Significant decreases (increases) in the multiple of earnings could result in a significantly lower (higher) fair value measurement. The magnitude of the change in fair value is dependent on the significance of the change in the multiple of earnings and the significance of portfolio company adjusted earnings. Valuation inputs or analysis are supported by portfolio company or market documentation. Due to the size, private and unique nature of each portfolio company, lack of liquidity and the long-term nature of investments, relevant benchmarking is not always feasible. A Valuation Committee reviews the portfolio company valuations on a quarterly basis and oversight is provided by senior management of the business.

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

BlackRock Series C Preferred Stock

We have elected to account for the shares of BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. We own approximately 1.5 million of these shares after delivery of approximately 1.3 million shares in September 2011 pursuant to our obligation to partially fund a portion of certain BlackRock LTIP programs. The Series C Preferred Stock economically hedges the BlackRock LTIP liability that is accounted for as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the LTIP obligation. Due to the significance of unobservable inputs, this security is classified as Level 3. Significant increases (decreases) in the liquidity discount would result in a significantly lower (higher) asset value for the BlackRock Series C and vice versa for the BlackRock LTIP.

Loans

Loans accounted for at fair value include residential mortgage loans held for sale which were subsequently reclassified to portfolio loans. These loans are transferred to portfolio loans if they are deemed unsaleable. These loans are valued similarly to residential mortgage loans held for sale and are classified as Level 2. This category also includes repurchased brokered home equity loans. These loans are repurchased due to a breach of representations or warranties in the loan sales agreements and occur typically after the loan is in default. The fair value price is based on bids and market observations of transactions of similar vintage. Because transaction details regarding the credit and underwriting quality are often unavailable, bid information from brokers and investors is heavily relied upon. Accordingly, these loans are classified as Level 3. A significant input to the valuation includes a credit and liquidity discount that is deemed representative of current market conditions. Significant increases (decreases) in this assumption would result in a significantly lower (higher) fair value measurement.

Other assets

We have entered into a prepaid forward contract with a financial institution to mitigate the risk of offsetting a portion of the Company’s deferred compensation and supplemental incentive savings plan liabilities which are based on the Company’s stock price and are subject to market risk. The prepaid forward contract is initially valued at the transaction price and is subsequently valued by reference to the market price of the Company’s stock in Other Assets at fair value. In addition, deferred compensation and supplemental incentive savings plan participants may also invest in fixed income and equity-based funds. The Company utilizes a Rabbi Trust to hedge the returns by purchasing the same funds on which the participant returns are based. The Rabbi Trust balances are recorded in Other Assets at fair value using the quoted market price. These assets are generally classified as Level 2. The asset category also includes FHLB interests and the retained interest only related to the Small Business Administration (SBA) securitizations which are classified as Level 3. The fair value of the FHLB interests as of March 31, 2012 was $5 million. The fair value of the SBA securitization as of March 31, 2012 was $2 million. The significant unobservable inputs used in the fair value measurement of these types of assets are constant prepayment rates and spread over the benchmark curve. Significant increases (decreases) in prepayment rates and spread over the benchmark curve would result in lower (higher) fair market value of these assets.

104    The PNC Financial Services Group, Inc. – Form 10-Q

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Fair Value Measurements – Summary

	March 31, 2012				December 31, 2011
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$1,878	$964		$2,842	$1,659	$2,058		$3,717
Residential mortgage-backed
Agency		29,298		29,298		26,792		26,792
Non-agency			$6,121	6,121			$5,557	5,557
Commercial mortgage-backed
Agency		899		899		1,140		1,140
Non-agency		2,943		2,943		2,756		2,756
Asset-backed		4,531	752	5,283		2,882	787	3,669
State and municipal		1,600	336	1,936		1,471	336	1,807
Other debt		3,683	55	3,738		2,713	49	2,762
Total debt securities	1,878	43,918	7,264	53,060	1,659	39,812	6,729	48,200
Corporate stocks and other	298			298	368			368
Total securities available for sale	2,176	43,918	7,264	53,358	2,027	39,812	6,729	48,568
Financial derivatives (a) (b)
Interest rate contracts	12	8,454	78	8,544		9,150	60	9,210
Other contracts		153	6	159		246	7	253
Total financial derivatives	12	8,607	84	8,703		9,396	67	9,463
Residential mortgage loans held for sale (c)		1,387		1,387		1,522		1,522
Trading securities (d)
Debt (e) (f)	969	1,581	39	2,589	1,058	1,371	39	2,468
Equity	47	3		50	42	3		45
Total trading securities	1,016	1,584	39	2,639	1,100	1,374	39	2,513
Residential mortgage servicing rights (g)			724	724			647	647
Commercial mortgage loans held for sale (c)			840	840			843	843
Equity investments
Direct investments			865	865			856	856
Indirect investments (h)			657	657			648	648
Total equity investments			1,522	1,522			1,504	1,504
Customer resale agreements (i)		688		688		732		732
Loans (j)		267	6	273		222	5	227
Other assets
BlackRock Series C Preferred Stock (k)			241	241			210	210
Other		435	7	442		422	7	429
Total other assets		435	248	683		422	217	639
Total assets	$3,204	$56,886	$10,727	$70,817	$3,127	$53,480	$10,051	$66,658
Liabilities
Financial derivatives (b) (l)
Interest rate contracts	$8	$6,457	$12	$6,477		$7,065	$6	$7,071
BlackRock LTIP			241	241			210	210
Other contracts		162	81	243		233	92	325
Total financial derivatives	8	6,619	334	6,961		7,298	308	7,606
Trading securities sold short (m)
Debt (e)	393	147		540	$997	19		1,016
Total trading securities sold short	393	147		540	997	19		1,016
Other liabilities						3		3
Total liabilities	$401	$6,766	$334	$7,501	$997	$7,320	$308	$8,625

The PNC Financial Services Group, Inc. – Form 10-Q    105

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at March 31, 2012 and December 31, 2011 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At March 31, 2012 and December 31, 2011, respectively, the net asset amounts were $2.1 billion and $2.4 billion and the net liability amounts were $.6 billion and $.7 billion.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $53 million at March 31, 2012 compared with net unrealized gains of $102 million at December 31, 2011.
(e)	Approximately 47% of these securities are residential mortgage-backed securities and 37% are US Treasury and government agencies securities at March 31, 2012. Comparable amounts at December 31, 2011 were 57% and 34%, respectively.
(f)	At March 31, 2012 and December 31, 2011, respectively, $.1 billion and $1.1 billion of residential mortgage-backed agency securities with embedded derivatives were carried in Trading securities.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2012 and 2011 follow.

Three Months Ended March 31, 2012

		Total realized / unrealized gains or losses for the period (a)									(*) Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at March 31, 2012
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2011	Included in Earnings (*)	Included in other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value March 31, 2012
Assets
Securities available for sale
Residential mortgage- backed non-agency	$5,557	$(9)	$520		$(163)		$(242)	$458		$6,121	$(32)
Commercial mortgage- backed non-agency		1					(1)
Asset-backed	787	(5)	41		(38)		(33)			752	(5)
State and municipal	336		2				(2)			336
Other debt	49	(1)	1	$6						55	(1)
Total securities available for sale	6,729	(14)	564	6	(201)		(278)	458		7,264	(38)
Financial derivatives	67	80		3			(68)	3	$(1)	84	73
Trading securities - Debt	39	1					(1)			39	1
Residential mortgage servicing rights	647	20		64		$29	(36)			724	21
Commercial mortgage loans held for sale	843	(6)			(3)		6			840	(2)
Equity investments
Direct investments	856	22		43	(56)					865	21
Indirect investments	648	31		11	(33)					657	30
Total equity investments	1,504	53		54	(89)					1,522	51
Loans	5			1						6
Other assets
BlackRock Series C Preferred Stock	210	31								241	31
Other	7									7
Total other assets	217	31								248	31
Total assets	$10,051	$165	$564	$128	$(293)	$29	$(377)	$461	$(1)	$10,727	$137
Total liabilities (c)	$308	$77					$(50)	$1	$(2)	$334	$21

106    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended March 31, 2011

		Total realized / unrealized gains or losses for the period (a)		Purchases	Sales	Issuances	Settlements	Fair Value March 31, 2011	(*) Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at March 31, 2011
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2010	Included in Earnings (*)	Included in other comprehensive income
Assets
Securities available for sale
Residential mortgage- backed non-agency	$7,233	$(6)	$255	$42			$(353)	$7,171	$(28)
Asset-backed	1,045	(3)	54				(72)	1,024	(5)
State and municipal	228		2	116			(5)	341
Other debt	73	(1)	2		$(1)			73	(1)
Corporate stocks and other	4						(3)	1
Total securities available for sale	8,583	(10)	313	158	(1)		(433)	8,610	(34)
Financial derivatives	77	43					(70)	50	38
Trading securities - Debt	69	(4)					(5)	60	(5)
Residential mortgage servicing rights	1,033	36		48		$39	(47)	1,109	35
Commercial mortgage loans held for sale	877	(7)			(7)		(5)	858	(6)
Equity investments
Direct investments	749	13		47	(15)			794	11
Indirect investments	635	44		11	(27)			663	42
Total equity investments	1,384	57		58	(42)			1,457	53
Loans	2							2
Other assets
BlackRock Series C Preferred Stock	396	51						447	51
Other	7			1				8
Total other assets	403	51		1				455	51
Total assets	$12,428	$166	$313	$265	$(50)	$39	$(560)	$12,601	$132
Total liabilities (c)	$460	$64			$3		$(51)	$476	$64
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	Financial derivatives.

Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $88 million for the first three months of 2012 compared with net gains of $102 million for the first three months of 2011. These amounts included net unrealized gains of $116 million for the first three months of 2012 compared with net unrealized gains of $68 million for the first three months of 2011. These amounts were included in noninterest income on the Consolidated Income Statement. These amounts also included amortization and accretion of $33 million for the first three months of 2012 compared with $24 million for the first three months of 2011. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. During the first three months of 2012 there were transfers of assets and liabilities from Level 2 to Level 3 of $460 million consisting primarily of mortgage-backed securities as a result of a ratings downgrade which reduced the observability of valuation inputs. During the first three months of 2012 and 2011 there were no other material transfers of assets or liabilities between the hierarchy levels.

The PNC Financial Services Group, Inc. – Form 10-Q    107

Quantitative Information about the significant unobservable inputs within Level 3 Recurring Assets and Liabilities follow.

Fair Value Measurement – Recurring Quantitative Information

Level 3 Instruments Only In millions	Fair Value March 31 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Securities available for sale
Residential mortgage - backed non-agency	$6,121	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 32.0% (6.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	0.0% - 19.0% (6.0%)	(a	)
		pricing model (a)	Loss Severity	10.0% - 85.0% (48.0%)	(a	)
			Spread over the benchmark curve (b)	525bps weighted average	(a	)
Asset-backed	752	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 13.0% (3.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	1.0% - 25.0% (10.0%)	(a	)
		pricing model (a)	Loss Severity	10.0% - 100.0% (70.0%)	(a	)
			Spread over the benchmark curve (b)	711bps weighted average	(a	)
State and municipal	153	Discounted cash flow	Spread over the benchmark curve (b)	125bps -310bps (183bps)
	183	Consensus pricing (c)	Credit and Liquidity discount	0.0% - 40.0% (9.0%)

	336
Other debt	55	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (52.0%)

Total debt securities	7,264
Financial derivatives assets Interest rate contracts	50	Discounted cash flow	Probability of funding	61.3% - 75.2% (67.6%)
			Embedded servicing value	0.0% - 2.0% (0.9%)
	23	Discounted cash flow	Spread over the benchmark curve (b)	65bps - 360bps (144bps)
			Embedded servicing value	0.8% - 2.6% (1.6%)
	5	Option model	Interest rate volatility	24.0% - 33.0% (29.0%)

	78
Other contracts	6	Discounted cash flow	Probability of default	4.0% - 100.0% (32.0%)
			Loss Severity	28.0% - 40.0% (32.0%)

	6

	84
Trading securities - Debt	39	Consensus pricing (c)	Credit and Liquidity discount	8.0% - 40.0% (19.0%)
Residential mortgage servicing rights	724	Discounted cash flow	Constant prepayment rate	4.1% - 54.9% (18.6%)
			Spread over the benchmark curve (b)	939bps - 1,948bps (1,168bps)
Commercial mortgage loans held for sale	840	Discounted cash flow	Spread over the benchmark curve (b)	440bps - 2,780bps (864bps)
Equity investments - Direct investments	865	Multiple of adjusted earnings	Multiple of earnings	4.5 - 11.0 (7.1)
Loans	6	Consensus pricing (c)	Credit and Liquidity discount	40.0% - 97.0% (66.0%)
Other assets
BlackRock Series C Preferred Stock	241	Consensus pricing (c)	Liquidity discount	22.5%
Other	5	Discounted cash flow	Constant prepayment rate	8.5% - 11.0% (10.0%)
	2	Discounted cash flow	Constant prepayment rate	13.7% - 13.7% (13.7%)
			Spread over the benchmark curve (b)	650bps - 650bps (650bps)

	7

	248

Total Assets (d)	$10,070
Liabilities
Financial derivative liabilities Interest rate contracts	$8	Discounted cash flow	Spread over the benchmark curve (b)	65bps - 360bps (116bps)
			Embedded servicing value	0.8% - 2.6% (1.7%)
	1	Discounted cash flow	Probability of funding	61.3% - 75.2% (67.6%)
			Embedded servicing value	0.0% - 2.0% (0.9%)
	3	Option model	Interest rate volatility	24.0% - 33.0% (29.0%)

	12
BlackRock LTIP	241	Consensus pricing (c)	Liquidity discount	22.5%
Other contracts	77	Discounted cash flow	Credit and Liquidity discount	39.0% - 99.0% (48.0%)
			Spread over the benchmark curve (b)	(132bps)
	4	Discounted cash flow	Probability of default	1.0% - 100.0% (22.0)
			Loss Severity	5.0% - 40.0% (30.0%)

	81

Total Liabilities	$334

108    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of March 31, 2012 totaling $5,343 million and $724 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model, that incorporates consensus pricing, where available. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the fair value measurement section of this Note 8. Certain level 3 residential mortgage-backed non-agency and asset-backed securities with fair value as of March 31, 2012 of $778 million and $28 million, respectively, were valued using a pricing source, such as, a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	Total assets exclude the amount of indirect investments of $657 million which are scoped out of this disclosure because the fair value is estimated using the net asset value per share of the investments.

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment.

Nonaccrual Loans

The amounts below for nonaccrual loans represent the carrying value of loans for which adjustments are primarily based on the appraised value of the collateral or the net book value of the collateral from the borrower’s most recent financial statements if no appraisal is available. As part of the appraisal process, persons ordering or reviewing appraisals are independent of the asset manager. Appraisals must be provided by licensed or certified appraisers and conform to the Uniform Standards of Professional Appraisal Practice. For loans secured by commercial properties where the underlying collateral is in excess of $250,000, appraisals are obtained at least annually. In certain instances (e.g., physical changes in the property), a more recent appraisal is obtained. Additionally, borrower ordered appraisals are not permitted, and PNC ordered appraisals are regularly reviewed. For loans secured by commercial properties where the underlying collateral is $250,000 and less, there is no requirement to obtain an appraisal. In instances where an appraisal is not obtained, the collateral value is determined consistent with external third-party appraisal standards, by an internal person independent of the asset manager. We have a real estate valuation services group whose sole function is to manage the real estate appraisal solicitation and evaluation process for commercial loans. All third-party appraisals are reviewed by this group, including consideration of comments/questions on the appraisal by the reviewer, customer relationship manager, credit officer, and underwriter. Upon resolving these comments/questions through discussions with the third-party appraiser, adjustments to the initial appraisal may occur and be incorporated into the final issued appraisal report.

If an appraisal is outdated due to changed project or market conditions, or if the net book value is utilized, management uses a Loss Given Default (LGD) percentage which represents the exposure PNC expects to lose in the event a borrower defaults on an obligation. Accordingly, LGD is a function of collateral recovery rates and loan-to-value. Collateral recovery rates can vary widely (15% – 76% at March 31, 2012) based upon collateral type and represent the expected recovery amount on defaulted loans from the collateral after workout costs. Those rates are established based upon actual PNC loss experience and external market data. In instances where we have agreed to sell the property to a third party, the fair value is based on the contractual sales price adjusted for costs to sell. In these instances, the most significant unobservable input is the appraised value or the sales price. The estimated costs to sell are incremental direct costs to transact a sale such as broker commissions, legal, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The cost to sell is based on costs associated with our actual sales of commercial and residential OREO and other foreclosed assets which are assessed annually.

Loans Held for Sale

The amounts below for loans held for sale represent the carrying value of commercial mortgage loans which are intended to be sold with servicing retained. The fair value is determined using discounted cash flows. Significant observable market data includes the applicable benchmark U.S. Treasury interest rates. Significant unobservable inputs include a spread over the benchmark curve and the embedded servicing value. Significant increases (decreases) to the spread over the benchmark curve would result in a significantly lower (higher) carrying value of the assets. Significant increases (decreases) in the embedded servicing value would result in significantly higher (lower) carrying value.

Equity Investments

The amounts below for equity investments represent the carrying value of Low Income Housing Tax Credit (LIHTC) investments held for sale calculated using a discounted cash flow model. The significant unobservable input is management’s estimate of required market rate of return. The market rate of return is based on comparison to recent LIHTC sales in the market. Significant increases (decreases) in this input would result in a significantly lower (higher) carrying value of the investments.

Commercial Mortgage Servicing Rights

The amounts below for commercial MSRs are periodically evaluated for impairment and reflect an impairment of three strata at March 31, 2012 and December 31, 2011, respectively. For purposes of impairment, the commercial MSRs are

The PNC Financial Services Group, Inc. – Form 10-Q    109

stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions as to constant prepayment rates, discount rates and other factors. Significant increases (decreases) in constant prepayment rates and discount rates would result in significantly lower (higher) commercial MSR value determined based on current market conditions and expectations.

OREO and Foreclosed Assets

The amounts below for OREO and foreclosed assets represent the carrying value of OREO and foreclosed assets for which valuation adjustments were recorded subsequent to the transfer to OREO. Valuation adjustments are based on the fair value less cost to sell of the property. Fair value is based on appraised value or sales price. As part of the appraisal process, persons ordering or reviewing appraisals are independent of the asset manager. The ongoing performance of appraisers is regularly reviewed. Additionally, appraisals must be provided by licensed or certified appraisers and conform to the Uniform Standards of Professional Appraisal Practice. For commercial properties in excess of $250,000 appraisals are obtained at least annually. In certain instances (e.g., physical changes in the property), a more recent appraisal is obtained. For commercial properties of $250,000 and less, there is no requirement to obtain an appraisal. In instances where an appraisal is not obtained, the collateral value is determined consistent with external third party appraisal standards, by an internal person independent of the asset manager. In instances where we have agreed to sell the property to a third party, the fair value is based on the contractual sale price adjusted for costs to sell. The significant unobservable inputs for OREO and foreclosed assets are the appraised value or the sales price. The estimated costs to sell are incremental directs costs to transact a sale such as broker commissions, legal, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with our actual sales of commercial and residential OREO which are assessed annually. We have a real estate valuation services group whose sole function is to manage the real estate appraisal solicitation and evaluation process for commercial loans. All third-party appraisals are reviewed by this group, including consideration of comments/questions on the appraisal by the reviewer, asset manager, and credit officer. Upon resolving these comments/questions through discussions with the third-party appraiser, adjustments to the initial appraisal may occur and be incorporated into the final issued appraisal report.

Long-Lived Assets Held for Sale

The amounts below for Long-lived assets held for sale represent the carrying value of the asset for which valuation adjustments were recorded during the current year and subsequent to the transfer to Long-lived assets held for sale. Valuation adjustments are based on the fair value of the property less an estimated cost to sell. Fair value is determined either by a recent appraisal, recent sales offer or changes in market or property conditions. Appraisals are provided by licensed or certified appraisers. Where we have agreed to sell the property to a third party, the fair value is based on the contractual sale price. The significant unobservable inputs for long-lived assets held for sale are the appraised value, the sales price or the changes in market or property conditions. Changes in market or property conditions are subjectively determined by management through observation of the physical condition of the property along with the condition of properties in the surrounding market place. The availability and recent sales of similar properties is also considered. The range of fair values vary significantly as this category often includes smaller properties such as offsite ATM locations and smaller rural branches up to large commercial buildings, operation centers or urban branches.

FAIR VALUE MEASUREMENTS – NONRECURRING (a)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2012	December 31 2011	March 31 2012	March 31 2011
Assets
Nonaccrual loans	$223	$253	$(86)	$(71)
Loans held for sale	131	130	(10)	(1)
Equity investments	4	1
Commercial mortgage servicing rights	418	457	5	(35)
OREO and foreclosed assets	223	223	(26)	(29)
Long-lived assets held for sale	7	17	(7)	(1)
Total assets	$1,006	$1,081	$(124)	$(137)
(a)	All Level 3, except for $15 million included in Loans held for sale which is categorized as Level 2 as of March 31, 2012.

110    The PNC Financial Services Group, Inc. – Form 10-Q

Quantitative Information about the significant unobservable inputs within Level 3 Nonrecurring Assets follow.

Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only In millions	Fair Value March 31 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Nonaccrual loans	$223	Fair value of collateral	Loss Severity	9.0% - 83.0% (45.0%)
			Appraised value	$.2 - $16.5 ($4.4)
Loans held for sale	116	Discounted cash flow	Spread over the benchmark curve (b)	68bps - 293bps (214bps)
			Embedded servicing value	0.80% - 2.55% (1.62%)
Equity investments	4	Discounted cash flow	Market rate of return	6.0%
Commercial mortgage servicing rights	418	Discounted cash flow	Constant prepayment rate (CPR)	13.0% - 30.00% (21.95%)
			Discount rate	6.00% - 9.00% (7.88%)
OREO and foreclosed assets	223	Fair value of collateral	Appraised value	$0 - $11.0 ($0.5)
			Sales price	$0 - $5.0 ($0.2)
Long-lived assets held for sale	7	Market Comparables	Appraised value	$0.0 - $0.9 ($0.3)
			Sales price	$0.1 - $1.3 ($0.4)
			Adjustments for market/property conditions	$0.0 - $0.1 ($0.0)

Total Assets	$991
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions which represents the range of adjustments to individual properties.
(b)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.

FINANCIAL ASSETS ACCOUNTED FOR UNDER FAIR VALUE OPTION

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, certain portfolio loans, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the first three months of 2012 and 2011 were not material.

Residential Mortgage Loans Held for Sale and in Portfolio

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. Throughout 2011 and the first three months of 2012, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for the first three months of 2012 and 2011 were not material.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in Other interest income. Changes in fair value due to instrument-specific credit risk for both the first three months of 2012 and 2011 were not material.

Residential Mortgage-Backed Agency Securities with Embedded Derivatives

Interest income on securities is reported on the Consolidated Income Statement in Interest income.

The changes in fair value included in noninterest income for items for which we elected the fair value option follow.

Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended
In millions	March 31 2012	March 31 2011
Assets
Customer resale agreements	$(4)	$(8)
Residential mortgage-backed agency securities with embedded derivatives (b)	14
Commercial mortgage loans held for sale	(6)	(7)
Residential mortgage loans held for sale	87	48
Residential mortgage loans – portfolio	(17)	10
BlackRock Series C Preferred Stock	31	51
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	These residential mortgage-backed agency securities with embedded derivatives were carried as trading securities.

The PNC Financial Services Group, Inc. – Form 10-Q    111

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2012
Customer resale agreements	$688	$648	$40
Residential mortgage-backed agency securities with embedded derivatives (a)	116	103	13
Residential mortgage loans held for sale
Performing loans	1,360	1,320	40
Loans 90 days or more past due	22	30	(8)
Nonaccrual loans	5	10	(5)
Total	1,387	1,360	27
Commercial mortgage loans held for sale (b)
Performing loans	828	963	(135)
Nonaccrual loans	12	18	(6)
Total	840	981	(141)
Residential mortgage loans—portfolio
Performing loans	78	105	(27)
Loans 90 days or more past due (c)	138	149	(11)
Nonaccrual loans	57	173	(116)
Total	$273	$427	$(154)
December 31, 2011
Customer resale agreements	$732	$686	$46
Residential mortgage-backed agency securities with embedded derivatives (a)	1,058	864	194
Residential mortgage loans held for sale
Performing loans	1,501	1,439	62
Loans 90 days or more past due	19	25	(6)
Nonaccrual loans	2	4	(2)
Total	1,522	1,468	54
Commercial mortgage loans held for sale (b)
Performing loans	829	962	(133)
Nonaccrual loans	14	27	(13)
Total	843	989	(146)
Residential mortgage loans—portfolio
Performing loans	74	97	(23)
Loans 90 days or more past due (c)	90	95	(5)
Nonaccrual loans	63	176	(113)
Total	$227	$368	$(141)
(a)	These residential mortgage-backed agency securities with embedded derivatives were carried as Trading securities.
(b)	There were no loans 90 days or more past due within this category at March 31, 2012 or December 31, 2011.
(c)	The majority of these loans are government insured loans, which positively impacts the fair value.

112    The PNC Financial Services Group, Inc. – Form 10-Q

ADDITIONAL FAIR VALUE INFORMATION RELATED TO FINANCIAL INSTRUMENTS

	March 31, 2012					December 31, 2011
	Carrying Amount	Fair Value Total				Carrying Amount	Fair Value
In millions			Level 1	Level 2	Level 3
Assets
Cash and due from bank	$4,162	$4,162	$4,162			$4,105	$4,105
Short-term assets	4,630	4,630		$4,630		4,462	4,462
Trading securities	2,639	2,639	1,016	1,584	$39	2,513	2,513
Investment securities	64,554	64,939	2,422	55,219	7,298	60,634	61,018
Loans held for sale	2,456	2,457		1,387	1,070	2,936	2,939
Net loans (excludes leases)	165,426	167,474		267	167,207	148,254	151,167
Other assets	4,255	4,255		2,485	1,770	4,019	4,019
Mortgage servicing rights	1,152	1,167			1,167	1,115	1,118
Financial derivatives
Designated as hedging instruments under GAAP	1,732	1,732		1,732		1,888	1,888
Not designated as hedging instruments under GAAP	6,971	6,971	12	6,875	84	7,575	7,575
Total Assets	$257,977	$260,426	$7,612	$74,179	$178,635	$237,501	$240,804

Liabilities
Demand, savings and money market deposits	$174,512	$174,512		$174,512		$156,335	$156,335
Time deposits	31,615	31,838		31,838		31,632	31,882
Borrowed funds	42,821	45,029	$393	43,768	$868	36,966	39,064
Financial derivatives
Designated as hedging instruments under GAAP	118	118		118		116	116
Not designated as hedging instruments under GAAP	6,843	6,843	8	6,501	334	7,490	7,490
Unfunded loan commitments and letters of credit	228	228			228	223	223
Total Liabilities	$256,137	$258,568	$401	$256,737	$1,430	$232,762	$235,110

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

CASH AND DUE FROM BANKS

The carrying amounts reported on our Consolidated Balance Sheet for cash and due from banks approximate fair values.

For purposes of this disclosure only, cash and due from banks include the following:

•	due from banks, and
•	interest-earning deposits with banks.

Cash and due from banks are classified as Level 1.

SHORT-TERM ASSETS

The carrying amounts reported on our Consolidated Balance Sheet for short-term investments approximate fair values primarily due to their short-term nature. For purposes of this disclosure only, short-term assets include the following:

•	federal funds sold and resale agreements,
•	cash collateral,
•	customers’ acceptances, and
•	accrued interest receivable.

Short-term assets are classified as Level 2.

SECURITIES

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. As of March 31, 2012, 86% of the

The PNC Financial Services Group, Inc. – Form 10-Q    113

positions in these portfolios were priced by pricing services provided by third party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets such as U.S. Treasury and agency securities and agency mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs, commercial mortgage-backed securities, and municipal bonds. Management uses various methods and techniques to validate prices obtained from pricing services and dealers, including reference to another third-party source, by reviewing valuations of comparable instruments, or by comparison to internal valuations.

NET LOANS AND LOANS HELD FOR SALE

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. For purchased impaired loans, fair value is assumed to equal PNC’s carrying value, which represents the present value of expected future principal and interest cash flows, as adjusted for any ALLL recorded for these loans. See Note 6 Purchased Loans for additional information. For revolving home equity loans and commercial credit lines, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. Nonaccrual loans are valued at their estimated recovery value. Also refer to the Fair Value Measurement and Fair Value Option sections of this Note 8 regarding the fair value of commercial and residential mortgage loans held for sale. Loans are presented net of the ALLL and do not include future accretable discounts related to purchased impaired loans.

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

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $2.1 billion at March 31, 2012 and $1.9 billion as of December 31, 2011, both of which approximate fair value at each date.

MORTGAGE SERVICING ASSETS

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment rates, discount rates, default rates, escrow balances, interest rates, cost to service and other factors.

The key valuation assumptions for commercial and residential mortgage loan servicing assets at March 31, 2012 and December 31, 2011 are included in Note 9 Goodwill and Other Intangible Assets.

CUSTOMER RESALE AGREEMENTS

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of customer resale agreements.

DEPOSITS

The carrying amounts of noninterest-bearing demand and interest-bearing money market and savings deposits approximate fair values. For time deposits, which include foreign deposits, fair values are estimated based on the discounted value of expected net cash flows assuming current interest rates. All deposits are classified as Level 2.

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

UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

The fair value of unfunded loan commitments and letters of credit is determined from a market participant’s view including the impact of changes in interest rates, credit and other factors. Because our obligation on substantially all unfunded loan commitments and letters of credit varies with changes in interest rates, these instruments are subject to little fluctuation in fair value due to changes in interest rates. We establish a liability on these facilities related to their creditworthiness. These instruments are classified as Level 3.

FINANCIAL DERIVATIVES

Refer to the Fair Value Measurement section of this Note 8 regarding the fair value of financial derivatives.

114    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first three months of 2012 follow:

Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	Other	Total
December 31, 2011	$5,394	$2,763	$69	$43	$16	$8,285
RBC Bank (USA) Acquisition	429	472		2	51	954
Other	(28)	(21)	(5)		(16)	(70)
March 31, 2012	$5,795	$3,214	$64	$45	$51	$9,169
(a)	The Non-Strategic Assets Portfolio business segment does not have any goodwill allocated to it.

Changes in goodwill and other intangible assets during the first three months of 2012 follow:

Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2011	$8,285	$742	$1,117
Additions/adjustments:
RBC Bank (USA) Acquisition	954	164	16
Other (a)	(70)
Mortgage and other loan servicing rights			70
Net impairment charge			(19)
Amortization		(40)	(31)
March 31, 2012	$9,169	$866	$1,153
(a)	Primarily related to correction of amount for an acquisition affecting prior periods.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	March 31 2012	December 31 2011
Customer-related and other intangibles
Gross carrying amount	$1,689	$1,525
Accumulated amortization	(823)	(783)
Net carrying amount	$866	$742
Mortgage and other loan servicing rights
Gross carrying amount	$2,082	$2,009
Valuation allowance	(192)	(197)
Accumulated amortization	(737)	(695)
Net carrying amount	$1,153	$1,117
Total	$2,019	$1,859

Our other intangible assets have finite lives and are amortized primarily on a straight-line basis. Core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 1 year to 12 years, with a weighted-average remaining useful life of 9 years.

Amortization expense on existing intangible assets follows:

Amortization Expense on Existing Intangible Assets

In millions
Three months ended March 31, 2012	$71
Three months ended March 31, 2011	70
Remainder of 2012	205
2013	243
2014	217
2015	204
2016	175
2017	139

Changes in commercial mortgage servicing rights follow:

Commercial Mortgage Servicing Rights

In millions	2012	2011
January 1	$468	$665
Additions (a)	9	43
Net impairment charge	(19)	(35)
Amortization expense	(30)	(28)
March 31	$428	$645
Valuation allowance:
January 1	$(197)	$(40)
Provision	(24)	(39)
Recoveries	5	4
Other (b)	24
March 31	(192)	(75)
(a)	Additions for the first three months of 2012 and first three months of 2011 included $9 and $15 million, respectively, from loans sold with servicing retained. Additions

The PNC Financial Services Group, Inc. – Form 10-Q    115

for the first three months of 2011 included $28 million from purchases of servicing rights from third parties.
(b)	Represents impairment of servicing rights considered to be permanent.

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

The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions as to constant prepayment rates, discount rates and other factors determined based on current market conditions and expectations.

Changes in the residential MSRs follow:

Residential Mortgage Servicing Rights

In millions	2012	2011
January 1	$647	$1,033
Additions:
From loans sold with servicing retained	29	39
RBC Bank (USA) Acquisition	16
Purchases	48	48
Changes in fair value due to:
Time and payoffs (a)	(36)	(47)
Other (b)	20	36
March 31	$724	$1,109
Unpaid principal balance of loans serviced for others at March 31	$121,129	$127,246
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

We recognize mortgage servicing right assets on residential real estate loans when we retain the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. MSRs are subject to declines in value principally from actual or expected prepayment of the underlying loans and defaults. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs declines (or increases).

The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The fair value of residential and commercial MSRs and significant inputs to the valuation models as of March 31, 2012 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses a third party model to estimate future residential mortgage loan prepayments and internal proprietary models to estimate future commercial mortgage loan prepayments. These models have been refined based on current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

116    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Commercial Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	March 31 2012	December 31 2011
Fair value	$433	$471
Weighted-average life (years)	5.8	5.9
Prepayment rate range	13%-30%	13%-28%
Decline in fair value from 10% adverse change	$5	$6
Decline in fair value from 20% adverse change	$9	$11
Effective discount rate range	6%-9%	6%-9%
Decline in fair value from 10% adverse change	$8	$9
Decline in fair value from 20% adverse change	$16	$18

Residential Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	March 31 2012	December 31 2011
Fair value	$724	$647
Weighted-average life (years)	4.3	3.6
Weighted-average constant prepayment rate	18.60%	22.10%
Decline in fair value from 10% adverse change	$47	$44
Decline in fair value from 20% adverse change	$90	$84
Weighted-average option adjusted spread	11.68%	11.77%
Decline in fair value from 10% adverse change	$29	$25
Decline in fair value from 20% adverse change	$57	$48

Fees from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees, and ancillary fees follows:

Fees from Mortgage and Other Loan Servicing

In millions	2012	2011
Three months ended March 31	$154	$159

We also generate servicing fees from fee-based activities provided to others.

Fees from commercial MSRs, residential MSRs and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

NOTE 10 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND PERPETUAL TRUST SECURITIES

Capital Securities of Subsidiary Trusts

Our capital securities of subsidiary trusts (“Trusts”) are described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2011 Form 10-K. All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

Due to the April 25, 2012 redemption of trust preferred securities issued by PNC Capital Trust D and the related junior subordinated note, effective April 25, 2012, the beneficiaries of the replacement capital covenant for PNC Capital Trust E described in Note 13 of our 2011 Form 10-K are the holders of our 6 7/8% Subordinated Notes due May 15, 2019.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the capital securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 21 Regulatory Matters in our 2011 Form 10-K.

PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreements with Trust II and Trust III, as described in Note 13 in our 2011 Form 10-K in the Perpetual Trust Securities section, and to other provisions similar to or in some ways more restrictive than those potentially imposed under those agreements.

PERPETUAL TRUST SECURITIES

Our perpetual trust securities are described in Note 13 in our 2011 Form 10-K. Our 2011 Form 10-K also includes additional information regarding the Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The Trust III Securities include dividend restriction covenants similar to those described for Trust II Securities.

The PNC Financial Services Group, Inc. – Form 10-Q    117

NOTE 11 CERTAIN EMPLOYEE BENEFIT AND STOCK BASED COMPENSATION PLANS

PENSION AND POSTRETIREMENT PLANS

As described in Note 14 Employee Benefit Plans in our 2011 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. PNC reserves the right to terminate or make plan changes at any time.

PNC acquired RBC Bank (USA) during the first quarter of 2012. RBC employees will become eligible to participate in PNC’s pension and postretirement medical benefits upon attainment of certain criteria.

The components of our net periodic pension and post-retirement benefit cost for the first three months of 2012 and 2011 were as follows:

Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended March 31 In millions	2012	2011	2012	2011	2012	2011
Net periodic cost consists of:
Service cost	$26	$27	$1	$1	$1	$1
Interest cost	48	49	3	3	4	5
Expected return on plan assets	(71)	(75)
Amortization of prior service cost	(2)	(2)			(1)	(1)
Amortization of actuarial losses	22	4	2	1	1	1
Net periodic cost (benefit)	$23	$3	$6	$5	$5	$6

STOCK BASED COMPENSATION PLANS

As more fully described in Note 15 Stock Based Compensation Plans in our 2011 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of March 31, 2012, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first three months of 2012 and 2011 was $31 million and $30 million, respectively.

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

Option Pricing Assumptions

Weighted-average for the three months ended March 31	2012	2011
Risk-free interest rate	1.1%	2.8%
Dividend yield	2.3	0.6
Volatility	35.1	34.7
Expected life	5.9 yrs.	5.9 yrs.
Grant-date fair value	$16.22	$22.82

118    The PNC Financial Services Group, Inc. – Form 10-Q

Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2011	17,490	$54.48	949	$684.40	18,439	$86.90
Granted	461	60.70			461	60.70
Exercised	(1,114)	49.92			(1,114)	49.92
Cancelled	(409)	61.77	(15)	390.97	(424)	73.84
Outstanding at March 31, 2012	16,428	$54.78	934	$689.29	17,362	$88.90
Exercisable at March 31, 2012	13,303	$53.23	934	$689.29	14,237	$94.94

During the first three months of 2012, we issued approximately 1.1 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

INCENTIVE/PERFORMANCE UNIT SHARE AWARDS AND RESTRICTED STOCK/UNIT AWARDS

The fair value of nonvested incentive/performance unit share awards and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock price on the date of grant. The value of certain incentive/performance unit share awards is subsequently remeasured based on the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee (“P&CC”) of the Board of Directors approves the final award payout with respect to incentive/performance unit share awards. Restricted stock/unit awards have various vesting periods generally ranging from 36 months to 60 months.

Beginning in 2012, we incorporated several risk-related performance changes to certain incentive performance unit awards made under our long-term incentive compensation programs. In addition to achieving certain financial performance metrics relative to our peers, the final payout amount will be subject to a negative adjustment if PNC fails to meet certain risk-related performance metrics as specified in the award agreement. However, the P&CC has the discretion to reduce any or all of this negative adjustment under certain circumstances. These awards have a three-year performance period and are payable in either stock or a combination of stock and cash. Additionally, performance-based restricted share units were granted in 2012 to certain of our executives in lieu of stock options, with generally the same terms and conditions as the 2011 awards of the same.

Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
December 31, 2011	830	$61.68	2,512	$54.87
Granted	465	60.70	1,251	60.60
Vested/Released	(96)	64.21	(767)	45.43
Forfeited	(7)	58.51	(23)	58.51
March 31, 2012	1,192	$61.11	2,973	$59.68

In the chart above, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At March 31, 2012, there was $123 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

We granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of March 31, 2012, there were 823,002 of these cash-payable restricted share units outstanding.

The PNC Financial Services Group, Inc. – Form 10-Q    119

A summary of all nonvested, cash-payable restricted share unit activity follows:

Nonvested Cash-Payable Restricted Share Unit – Rollforward

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,052
Granted	543
Vested and Released	(629)
Forfeited
Outstanding at March 31, 2012	966	$62,326

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

Further discussion on how derivatives are accounted for is included in Note 1 Accounting Policies in our 2011 Form 10-K.

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

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $20 million for the first three months of 2012 compared with net losses of $7 million for the first three months of 2011.

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow March 31, 2012, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income net derivative gains of $357 million pretax, or $232 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2012. The maximum length of time over which forecasted loan cash flows are hedged is 9 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is

120    The PNC Financial Services Group, Inc. – Form 10-Q

consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow March 31, 2012, we expect to reclassify from the amount currently reported in Accumulated other comprehensive loss, net derivative gains of $66 million pretax, or $43 million after-tax, as adjustments of yield on investment securities. The maximum length of time we are hedging forecasted purchases is four months. There were no amounts in Accumulated other comprehensive income related to the forecasted sale of securities at March 31, 2012.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first three months of 2012 and 2011, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur. The amount of cash flow hedge ineffectiveness recognized in income for the first three months of 2012 and 2011 was not material to PNC’s results of operations.

Net Investment Hedges

We enter into foreign currency forward contracts to hedge non-U.S. Dollar (USD) net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness.

At March 31, 2012, there was no net investment hedge ineffectiveness.

Further detail regarding the notional amounts, fair values and gains and losses recognized related to derivatives used in fair value, cash flow, and net investment hedge strategies is presented in the tables that follow.

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

The PNC Financial Services Group, Inc. – Form 10-Q    121

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

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. The fair value of the written caps and floors liability on our Consolidated Balance Sheet was $6 million at both March 31, 2012 and December 31, 2011. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At March 31, 2012, we held cash, US government securities and mortgage-backed securities totaling $1.2 billion under these agreements. We pledged cash and US government securities of $845 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2012 was $983 million for which PNC had posted collateral of $831 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2012, would be an additional $152 million.

122    The PNC Financial Services Group, Inc. – Form 10-Q

Derivatives Total Notional or Contractual Amounts and Estimated Net Fair Values

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$14,190	$499	$16,542	$572	$175	$1	$93	$116
Fair value hedges	10,549	1,233	10,476	1,316	2,916	105	1,797
Foreign exchange contracts:
Net investment hedge					609	12	326
Total derivatives designated as hedging instruments	$24,739	$1,732	$27,018	$1,888	$3,700	$118	$2,216	$116
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing Interest rate contracts	$126,934	$3,143	$122,395	$3,390	$77,756	$2,609	$63,226	$2,854
Loan sales Interest rate contracts	8,533	59	7,394	68	3,973	12	3,976	39
Subtotal	$135,467	$3,202	$129,789	$3,458	$81,729	$2,621	$67,202	$2,893
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$1,580	$68	$1,476	$54	$867	$84	$1,149	$80
Credit contracts:
Credit default swaps	95	3	95	5
Subtotal	$1,675	$71	$1,571	$59	$867	$84	$1,149	$80
Derivatives used for customer-related activities:
Interest rate contracts	$64,623	$3,532	$73,751	$3,804	$68,703	$3,644	$68,981	$3,943
Foreign exchange contracts	7,058	143	6,088	231	6,315	136	5,832	222
Equity contracts	120	3	118	5	60	7	66	8
Credit contracts:
Risk participation agreements	1,874	6	1,691	6	1,588	4	1,568	5
Subtotal	$73,675	$3,684	$81,648	$4,046	$76,666	$3,791	$76,447	$4,178
Derivatives used for other risk management activities:
Interest rate contracts	$2,970	$10	$2,190	$6	$1,754	$22	$1,479	$39
Foreign exchange contracts					23	4	25	4
Equity contracts	5	3			6	3
Credit contracts:
Credit default swaps	64	1	209	6	50
Other contracts (c)					363	318	386	296
Subtotal	$3,039	$14	$2,399	$12	$2,196	$347	$1,890	$339
Total derivatives not designated as hedging instruments	$213,856	$6,971	$215,407	$7,575	$161,458	$6,843	$146,688	$7,490
Total Gross Derivatives	$238,595	$8,703	$242,425	$9,463	$165,158	$6,961	$148,904	$7,606
Less: Legally enforceable master netting agreements		5,564		6,052		5,564		6,052
Less: Cash collateral		1,004		1,051		814		843
Total Net Derivatives		$2,135		$2,360		$583		$711

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and other contracts.

The PNC Financial Services Group, Inc. – Form 10-Q    123

Gains (losses) on derivative instruments and related hedged items follow:

Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			March 31, 2012		March 31, 2011
Three months ended In millions	Hedged Items	Hedged Items Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
			Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$19	$(24)	$15	$(14)
Interest rate contracts	Other Debt Securities	Investment securities (interest income)			4	(4)
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(36)	26	(59)	51
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(53)	48	(50)	50
Total			$(70)	$50	$(90)	$83

Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Three months ended In millions	Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion)
		Location	Amount	Location	Amount
March 31, 2012 Interest rate contracts	$53	Interest income	$116	Interest income	$—
		Noninterest income	27
March 31, 2011 Interest rate contracts	$14	Interest income	$88	Interest income	$1
		Noninterest income	34

Derivatives Designated in GAAP Hedge Relationships – Net Investment Hedges

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
March 31, 2012	Foreign exchange contracts	$12

124    The PNC Financial Services Group, Inc. – Form 10-Q

Gains (losses) on derivative instruments not designated in hedge relationships:

Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended March 31
In millions	2012	2011
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$83	$11
Loan sales
Interest rate contracts	22	15
Gains (losses) included in residential mortgage banking activities (a)	$105	$26
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$2	$3
Credit contracts	(1)	2
Gains (losses) from commercial mortgage banking activities (b)	$1	$5
Derivatives used for customer-related activities:
Interest rate contracts	$36	$28
Foreign exchange contracts	17	14
Equity contracts	(2)	(2)
Credit contracts	(1)
Gains (losses) from customer-related activities (b)	$50	$40
Derivatives used for other risk management activities:
Interest rate contracts	$1	$1
Foreign exchange contracts		(1)
Credit contracts	(1)	(1)
Other contracts (c)	(54)	(51)
Gains (losses) from other risk management activities (b)	$(54)	$(52)
Total gains (losses) from derivatives not designated as hedging instruments	$102	$19

(a)	Included in residential mortgage noninterest income.
(b)	Included in other noninterest income.
(c)	Relates to BlackRock LTIP and other contracts.

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

Credit Default Swaps

.	March 31, 2012			December 31, 2011
Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years
Credit Default Swaps – Sold
Single name				$45	$2	1.8
Index traded	$49	$1	1.7	49		2.0
Total	$49	$1	1.7	$94	$2	1.9
Credit Default Swaps – Purchased
Single name	$100		3.4	$150	$5	3.8
Index traded	60	$3	36.9	60	4	37.2
Total	$160	$3	16.0	$210	$9	13.3
Total	$209	$4	12.6	$304	$11	9.8

The PNC Financial Services Group, Inc. – Form 10-Q    125

The notional amount of these credit default swaps by credit rating follows:

Credit Ratings of Credit Default Swaps

Dollars in millions	March 31 2012	December 31 2011
Credit Default Swaps – Sold
Investment grade (a)	$39	$84
Subinvestment grade (b)	10	10
Total	$49	$94
Credit Default Swaps – Purchased
Investment grade (a)	$95	$145
Subinvestment grade (b)	65	65
Total	$160	$210
Total	$209	$304
(a)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(b)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
March 31, 2012	40%	29%	31%
December 31, 2011	59%	20%	21%

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all referenced underlyings experience a credit event at a total loss, without recoveries, was $49 million at March 31, 2012 and $94 million at December 31, 2011.

Risk Participation Agreements

We have sold risk participation agreements with terms ranging from less than 1 year to 25 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years
March 31, 2012	$1,588	$(4)	7.4
December 31, 2011	$1,568	$(5)	7.5

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Internal Credit Ratings of Risk Participation Agreements Sold

	March 31, 2012	December 31, 2011
Pass (a)	99%	99%
Below pass (b)	1%	1%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at March 31, 2012, the exposure from these agreements would be $129 million based on the fair value of the underlying swaps, compared with $145 million at December 31, 2011.

126    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 13 EARNINGS PER SHARE

Basic and Diluted Earnings per Common Share

Three months ended March 31 In millions, except per share data	2012	2011
Basic
Net income	$811	$832
Less:
Net income (loss) attributable to noncontrolling interests	6	(5)
Dividends distributed to common shareholders	184	52
Dividends distributed to preferred shareholders	38	4
Dividends distributed to nonvested restricted shares	2
Preferred stock discount accretion	1
Undistributed net income	$580	$781
Percentage of undistributed income allocated to common shares (a)	99.65%	99.68%
Undistributed income allocated to common shares	$578	$779
Plus: common dividends	184	52
Net income attributable to basic common shares	$762	$831
Basic weighted-average common shares outstanding	526	524
Basic earnings per common share	$1.45	$1.59
Diluted
Net income attributable to basic common shares	$762	$831
Less: BlackRock common stock equivalents	3	5
Net income attributable to diluted common shares	$759	$826
Basic weighted-average common shares outstanding	526	524
Dilutive potential common shares (b) (c)	3	2
Diluted weighted-average common shares outstanding	529	526
Diluted earnings per common share	$1.44	$1.57
(a) Excludes unvested shares issued for Restricted Stock plans
(b) Excludes stock options considered to be anti-dilutive	5	5
(c) Excludes warrants considered to be anti-dilutive	17	22

The PNC Financial Services Group, Inc. – Form 10-Q    127

NOTE 14 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first three months of 2011 and 2012 follows.

Rollforward of Total Equity

	Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2011	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838
Net income					837			(5)	832
Other comprehensive income (loss), net of tax						122			122
Cash dividends declared
Common ($.10 per share)					(52)				(52)
Preferred					(4)				(4)
Preferred stock discount accretion
Common stock activity (a)				1					1
Treasury stock activity (a)				(13)			(12)		(25)
Other				11				(6)	5
Balance at March 31, 2011 (b)	526	$2,682	$647	$12,056	$16,640	$(309)	$(584)	$2,585	$33,717
Balance at January 1, 2012	527	$2,683	$1,637	$12,072	$18,253	$(105)	$(487)	$3,193	$37,246
Net income					805			6	811
Other comprehensive income (loss), net of tax						386			386
Cash dividends declared
Common ($.35 per share)					(185)				(185)
Preferred					(38)				(38)
Preferred stock discount accretion			1		(1)
Common stock activity		2		(2)
Treasury stock activity	1			19			20		39
Other				(15)				(8)	(23)
Balance at March 31, 2012 (b)	528	$2,685	$1,638	$12,074	$18,834	$281	$(467)	$3,191	$38,236
(a)	Common and net treasury stock activity totaled less than .5 million shares.
(b)	The par value of our preferred stock outstanding was less than $.5 million at each date and , therefore, is excluded from this presentation.

128    The PNC Financial Services Group, Inc. – Form 10-Q

Other Comprehensive Income

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized securities gains (losses)
Balance at December 31, 2010			$95
2011 activity
Increase in net unrealized gains for non-OTTI securities	$65	$(24)	41
Less: net gains realized in net income	37	(13)	24
Net unrealized gains on non-OTTI securities	28	(11)	17
Balance at March 31, 2011			$112
Balance at December 31, 2011			$696
2012 activity
Increase in net unrealized gains for non-OTTI securities	$301	$(111)	190
Less: net gains realized in net income	63	(23)	40
Net unrealized gains on non-OTTI securities	238	(88)	150
Balance at March 31, 2012			$846
Net OTTI losses on debt securities
Balance at December 31, 2010			$(646)
2011 activity
Net decrease in OTTI losses on debt securities	$197	$(72)	125
Less: Net OTTI losses realized in net income	(34)	12	(22)
Net unrealized gains (losses) on OTTI securities	231	(84)	147
Balance at March 31, 2011			$(499)

Balance at December 31, 2011			$(738)
2012 activity
Net decrease in OTTI losses on debt securities	$362	$(133)	229
Less: Net losses realized on sales of securities	(6)	2	(4)
Less: Net OTTI losses realized in net income	(38)	14	(24)
Net unrealized gains (losses) on OTTI securities	406	(149)	257
Balance at March 31, 2012			$(481)

	Pretax	Tax	After-tax
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2010			$522
2011 activity
Increase in net unrealized gains on cash flow hedge derivatives	$14	$(5)	9
Less: net gains realized in net income	122	(45)	77
Net unrealized gains on cash flow hedge derivatives	(108)	40	(68)
Balance at March 31, 2011			$454

Balance at December 31, 2011			$717
2012 activity
Increase in net unrealized gains on cash flow hedge derivatives	$53	$(19)	34
Less: net gains realized in net income	143	(52)	91
Net unrealized gains on cash flow hedge derivatives	(90)	33	(57)
Balance at March 31, 2012			$660

The PNC Financial Services Group, Inc. – Form 10-Q    129

	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2010			$(380)
2011 Activity	$16	$(6)	10
Balance at March 31, 2011			$(370)

Balance at December 31, 2011			$(755)
2012 Activity	$48	$(17)	31
Balance at March 31, 2012			$(724)
Other (a)
Balance at December 31, 2010			$(22)
2011 Activity
Foreign currency translation adj.	$33	$(17)	16
Total 2011 activity	33	(17)	16
Balance at March 31, 2011			$(6)

Balance at December 31, 2011			$(25)
2012 Activity
Foreign currency translation adj.	$12	$(4)	8
BlackRock deferred tax adj.		(3)	(3)
Total 2012 activity	12	(7)	5
Balance at March 31, 2012			$(20)
(a)	Consists of foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income in 2012.

Accumulated Other Comprehensive Income (Loss) Components

	March 31, 2012		December 31, 2011
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains	$1,336	$846	$1,098	$696
OTTI losses on debt securities	(760)	(481)	(1,166)	(738)
Net unrealized gains on cash flow hedge derivatives	1,041	660	1,131	717
Pension and other postretirement benefit plan adjustments	(1,143)	(724)	(1,191)	(755)
Other, net	(39)	(20)	(51)	(25)
Accumulated other comprehensive income (loss)	$435	$281	$(179)	$(105)

NOTE 15 INCOME TAXES

The net operating loss carryforwards at March 31, 2012 and December 31, 2011 follow:

Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	March 31, 2012	December 31, 2011
Net Operating Loss Carryforwards:
Federal	$1,668	$30
State	2,693	1,460
Valuation allowance – State	46	14
Tax Credit Carryforwards:
Federal	$94	$112
State	3	3

The federal net operating loss carryforwards expire from 2027 to 2028. The state net operating loss carryforwards will expire from 2012 to 2031. The majority of the tax credit carryforwards expire in 2031. The large increases in the net operating loss carryforwards are primarily attributable to the RBC Bank (USA) acquisition.

Examinations are complete for PNC’s consolidated federal income tax returns through 2006 having no outstanding unresolved issues. The Internal Revenue Service (IRS) is currently examining PNC’s 2007 and 2008 returns. National City’s consolidated federal income tax returns through 2007 have been audited by the IRS. Certain adjustments remain under review by the IRS Appeals division for years 2003 through 2007. The IRS is currently examining National City’s 2008 return. PNC also continues to be under examination with several state taxing authorities.

We had unrecognized tax benefits of $220 million at March 31, 2012 and $209 million at December 31, 2011. At March 31, 2012, $107 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $83 million within the next twelve months.

130    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 16 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 16 and also those matters disclosed in Note 22 Legal Proceedings in Part II, Item 8 of our 2011 Form 10-K (such prior disclosure referred to as “Prior Disclosure”) that are still pending). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2012, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $550 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

SECURITIES AND STATE LAW FIDUCIARY CASES AGAINST NATIONAL CITY

•

In January 2008, a lawsuit (In re National City Corporation Securities, Derivative & ERISA Litigation (The Securities Case) (MDL No. 2003, Case No: 1:08-nc-70004-SO)) was filed in the United States District Court for the Northern District of Ohio against National City and certain officers and directors of National City. As amended, this lawsuit was brought as a class action on behalf of purchasers of National City’s stock during the period April 30, 2007 to April 21, 2008 and also on behalf of everyone who acquired National City stock pursuant to a registration statement filed in connection with its acquisition of MAF Bancorp in 2007. The amended complaint alleged violations of federal securities laws regarding public statements and disclosures relating to, among other things, the nature, quality, performance, and risks of National City’s non-prime, residential construction, and National Home Equity portfolios, its loan loss reserves, its financial condition, and related allegedly false and misleading financial statements. In the amended complaint, the plaintiffs sought, among other things, unspecified damages and attorneys’ fees. In August 2011, the parties entered into a memorandum of understanding providing for the settlement of the lawsuit for $168 million and in November filed formal settlement papers with the district court. In March 2012, the court granted final approval of the settlement. The expected financial impact of this settlement has been fully accrued.

The PNC Financial Services Group, Inc. – Form 10-Q    131

Overdraft Litigation

As a result of the acquisition of RBC Bank (USA), we are subject to two additional pending lawsuits brought as class actions relating to the manner in which overdraft fees were charged on ATM and debit transactions to customers and related matters. Together with other similar lawsuits pending against PNC Bank, National City Bank and other banks, these lawsuits have been consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ). One of these cases (Dasher v. RBC Bank (10-cv-22190-JLK)) was filed in July 2010 in the United States District Court for the Southern District of Florida. The other case (Avery v. RBC Bank (Case No. 1-cv-329)) was originally filed in North Carolina state court in July 2010 and was removed to the United States District Court for the Eastern District of North Carolina before being transferred to the MDL Court. An amended complaint was filed in Avery in August 2010.

The customer agreements with the RBC Bank (USA) plaintiffs contain arbitration provisions. RBC Bank (USA)’s original motion in Dasher to compel arbitration under these provisions was denied by the MDL Court. This denial was appealed to the United States Court of Appeals for the Eleventh Circuit. While this appeal was pending, the United States Supreme Court issued its decision in AT&T Mobility v. Concepcion, following which the court of appeals vacated the MDL Court’s denial of the arbitration motion and remanded to the MDL Court for further consideration in light of the Concepcion decision. RBC Bank (USA) has renewed its motion to compel arbitration, now covering both Dasher and Avery. This motion is still pending.

The complaints in these cases generally make the same allegations as made in the other cases against PNC Bank and National City Bank pending in the MDL Court, as described in Prior Disclosure, except that the state consumer protection statutory claims relate to the North Carolina statute and the Avery complaint does not make claims for breach of the covenant of good faith and fair dealing or for conversion. These cases seek to certify multi-state classes of customers for the common law claims described in Prior Disclosure (covering all states in which RBC Bank (USA) had retail branch operations during the class period), and subclasses of RBC Bank (USA) customers with accounts in North Carolina branches, with the subclass being asserted for purposes of claims under that state’s consumer protection statute. No class periods are stated in either of the complaints, other than for the applicable statutes of limitations, which vary by state and claim.

In their complaints, the plaintiffs in Dasher and Avery seek substantially similar relief to that described in Prior Disclosure with respect to the other cases pending in the MDL Court.

Weavering Macro Fixed Income Fund

In March 2012, the plaintiff in the lawsuit pending in the High Court, Dublin, Ireland against a European subsidiary of PNC Global Investment Servicing (sold to Bank of New York Mellon Corporation in July 2010) appealed the judgment of the court ordering a hearing on certain preliminary issues (a “modular trial”) to the Supreme Court of Ireland.

365/360 Litigation

In PNC Bank, National Association v. St. Louis PET Centers, LLC, et al. (Case no. 10SL-CC01076), pending in the Circuit Court of the County of St. Louis, Missouri, the borrower dismissed its counterclaim against PNC Bank without prejudice in April 2012.

False Claims Act Lawsuit

PNC Bank has reached an agreement in principle with the plaintiffs to settle United States ex rel. Bibby & Donnelly v. Wells Fargo, et al. (1:06-CV-0547-AT), pending in the U.S. District Court for the Northern District of Georgia. This settlement is subject to, among other things, final documentation and the consent of the United States. The amount of the settlement is not material to PNC.

Captive Mortgage Reinsurance Litigation

In White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928)), pending in the United States District Court for the Eastern District of Pennsylvania, the court granted a stay of proceedings in March 2012 pending the decision of the United States Supreme Court in First American Financial Corporation v. Edwards, which could address issues related to the standing of plaintiffs to pursue their claims.

Other Regulatory and Governmental Inquiries

PNC is the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our banking, securities and other financial services businesses, in some cases as part of reviews of specified activities at multiple industry participants. Over the last few years, we have experienced an increase in regulatory and governmental investigations, audits and other inquiries. Areas of current regulatory or governmental inquiry with respect to PNC include consumer financial protection, fair lending, mortgage origination and servicing, mortgage-related insurance and reinsurance, municipal finance activities, and participation in government insurance or guarantee programs, some of which are described in Prior Disclosure. These inquiries, including those described in Prior Disclosure, may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, alterations in our business practices, and in additional expenses and collateral costs. Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described in this paragraph or in Prior Disclosure.

132    The PNC Financial Services Group, Inc. – Form 10-Q

Other

In addition to the proceedings or other matters described above and in Prior Disclosure, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters described above or in Prior Disclosure or in other legal proceedings, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of the loss resulting from the claim and the amount of income otherwise reported for the reporting period.

***

See Note 17 Commitments and Guarantees for additional information regarding the Visa indemnification and our other obligations to provide indemnification, including to current and former officers, directors, employees and agents of PNC and companies we have acquired, including National City.

NOTE 17 COMMITMENTS AND GUARANTEES

Equity Funding and Other Commitments

Our unfunded commitments at March 31, 2012 included private equity investments of $234 million, and other investments of $4 million.

Standby Letters of Credit

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit and internal credit ratings were as follows:

Net Outstanding Standby Letters of Credit

Dollars in billions	March 31 2012	December 31 2011
Net outstanding standby letters of credit	$10.9	$10.8
Internal credit ratings (as a percentage of portfolio):
Pass (a)	94%	94%
Below pass (b)	6%	6%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on March 31, 2012 had terms ranging from less than 1 year to 7 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $14.3 billion at March 31, 2012, of which $7.1 billion support remarketing programs.

As of March 31, 2012, assets of $1.7 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $3.4 billion were also available for this purpose as of March 31, 2012. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $248 million at March 31, 2012.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At March 31, 2012, the aggregate of our commitments under these facilities was $705 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At March 31, 2012, our total commitments under these facilities were $199 million.

Indemnifications

As further described in our 2011 Form 10-K, we are a party to numerous acquisition or divestiture agreements under which we have purchased or sold, or agreed to purchase or sell, various types of assets. These agreements generally include indemnification provisions under which we indemnify the third parties to these agreements against a variety of risks to the indemnified parties as a result of the transaction in question. When PNC is the seller, the indemnification provisions will generally also provide the buyer with protection relating to the quality of the assets we are selling and the extent of any liabilities being assumed by the buyer. Due to the nature of these indemnification provisions, we cannot quantify the total potential exposure to us resulting from them.

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

The PNC Financial Services Group, Inc. – Form 10-Q    133

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

We engage in certain insurance activities that require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit, which were insignificant in amount at March 31, 2012.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first three months of 2012. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the sale of PNC Global Investment Servicing Inc. (GIS), and in addition to indemnification provisions as part of the divestiture agreements, PNC agreed to continue to act for the benefit of GIS as securities lending agent for certain of GIS’s clients. In such role, we provided indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent was fully secured on a daily basis; therefore, the exposure to us was limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. In addition, the purchaser of GIS, BNY-Mellon, has entered into an agreement to indemnify PNC with respect to such exposure on the terms set forth in such indemnification agreement. Effective July 18, 2011, PNC Bank, National Association assigned its securities lending agent responsibilities to BNY-Mellon and no longer acts as securities lending agent for any of GIS’s clients. Also in connection with the GIS divestiture, PNC has agreed to indemnify the buyer generally as described above.

VISA Indemnification

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa). Our 2011 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, the status of pending interchange litigation and other 2011 developments in this area.

As of March 31, 2012, our recognized Visa indemnification liability was zero. As we continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation, we may have additional exposure to the specified Visa litigation.

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

134    The PNC Financial Services Group, Inc. – Form 10-Q

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At March 31, 2012 and December 31, 2011, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.2 billion and $13.0 billion, respectively. The potential maximum exposure under the loss share arrangements was $4.0 billion at both March 31, 2012 and December 31, 2011. We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $50 million and $47 million as of March 31, 2012 and December 31, 2011, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of March 31, 2011 was $56 million. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Analysis of Commercial Mortgage Recourse Obligations

In millions	2012	2011
January 1	$47	$54
Reserve adjustments, net	3	2
March 31	$50	$56

Residential Mortgage Loan and Home Equity Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and whole-loan sale transactions. As discussed in Note 3 in our 2011 Form 10-K, Agency securitizations consist of mortgage loans sale transactions with FNMA, FHLMC, and GNMA, while Non-Agency securitizations and whole-loan sale transactions consist of mortgage loans sale transactions with private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

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

The PNC Financial Services Group, Inc. – Form 10-Q    135

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At March 31, 2012 and December 31, 2011, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $152 million and $130 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. The balance at March 31, 2012 includes $26 million from the RBC Bank (USA) acquisition for repurchase obligations related to RBC Bank (USA) sold loans. The comparable reserve as of March 31, 2011 was $252 million. An analysis of the changes in this liability during the first three months of 2012 and 2011 follows:

Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2012			2011
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$83	$47	$130	$144	$150	$294
Reserve adjustments, net	32	12	44	14		14
RBC Bank (USA) acquisition	26		26
Losses – loan repurchases and settlements	(40)	(8)	(48)	(34)	(22)	(56)
March 31	$101	$51	$152	$124	$128	$252
(a)	Repurchase obligation associated with sold loan portfolios of $126.0 billion and $134.2 billion at March 31, 2012 and March 31, 2011, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $4.4 billion and $6.3 billion at March 31, 2012 and March 31, 2011, respectively. PNC is no longer engaged in the brokered home equity business, which was acquired with National City.

Management believes our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on investor indemnification and repurchase claims at March 31, 2012 and 2011. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices, and other economic conditions. At March 31, 2012, we estimate that it is reasonably possible that we could incur additional losses in excess of our indemnification and repurchase liability of up to $104 million. This estimate of potential additional losses in excess of our liability is based on assumed higher investor demands, lower claim rescissions, and lower home prices than our current assumptions.

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

136    The PNC Financial Services Group, Inc. – Form 10-Q

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard, and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

REINSURANCE AGREEMENTS EXPOSURE (a)

In millions	March 31, 2012	December 31, 2011
Accidental Death & Dismemberment	$2,183	$2,255
Credit Life, Accident & Health	932	951
Lender Placed Hazard (b)	2,768	2,899
Borrower and Lender Paid Mortgage Insurance	294	327
Maximum Exposure	$6,177	$6,432

Percentage of reinsurance agreements:
Excess of Loss - Mortgage Insurance	4%	4%
Quota Share	96%	96%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$931	$950
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.

A rollforward of the reinsurance reserves for probable losses for the first three months of 2012 and 2011 follows:

REINSURANCE RESERVES – ROLLFORWARD

In millions	2012	2011
January 1	$82	$150
Paid Losses	(14)	(37)
Net Provision	8	6
March 31	$76	$119

Changes to agreements only represent entering into a new relationship or exiting an existing agreement entirely. The impact of changing the terms of existing agreements is reflected in the net provision.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to on-going uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At March 31, 2012, the reasonably possible loss above our accrual was not material.

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

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, alternative investments, including private equity, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment

The PNC Financial Services Group, Inc. – Form 10-Q    137

performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, investment management, and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, call centers and online banking channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Alabama, Delaware, Georgia, Virginia, Missouri, Wisconsin, and South Carolina.

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

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. BlackRock provides diversified investment management services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution. At March 31, 2012, our economic interest in BlackRock was 21%.

PNC received cash dividends from BlackRock of $56 million during the first three months of 2012 and $53 million during the first three months of 2011.

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

138    The PNC Financial Services Group, Inc. – Form 10-Q

Results Of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2012
Income Statement
Net interest income	$894	$874	$63	$51		$217	$192	$2,291
Noninterest income	390	330	168	241	$116	(19)	215	1,441
Total revenue	1,284	1,204	231	292	116	198	407	3,732
Provision for credit losses (benefit)	135	19	10	(7)		18	10	185
Depreciation and amortization	46	33	10	3			75	167
Other noninterest expense	1,024	430	166	200		68	400	2,288
Income (loss) before income taxes and noncontrolling interests	79	722	45	96	116	112	(78)	1,092
Income taxes (benefit)	29	252	17	35	26	41	(119)	281
Net income	$50	$470	$28	$61	$90	$71	$41	$811
Inter-segment revenue		$9	$3	$2	$3	$(2)	$(15)
Average Assets (a)	$69,709	$92,896	$6,566	$11,989	$5,565	$12,124	$82,693	$281,542
2011
Income Statement
Net interest income	$818	$782	$60	$56		$236	$224	$2,176
Noninterest income	429	299	162	202	$108	9	246	1,455
Total revenue	1,247	1,081	222	258	108	245	470	3,631
Provision for credit losses (benefit)	276	(30)	(6)	8		152	21	421
Depreciation and amortization	47	43	10	3			69	172
Other noninterest expense	954	402	150	134		53	205	1,898
Income (loss) before income taxes and noncontrolling interests	(30)	666	68	113	108	40	175	1,140
Income taxes (benefit)	(12)	234	25	42	22	15	(18)	308
Net Income (loss)	$(18)	$432	$43	$71	$86	$25	$193	$832
Inter-segment revenue		$3	$3	$2	$4	$(3)	$(9)
Average Assets (a)	$66,670	$76,980	$6,917	$11,619	$5,530	$14,121	$80,717	$262,554
(a)	Period-end balances for BlackRock.

The PNC Financial Services Group, Inc. – Form 10-Q    139

NOTE 19 SUBSEQUENT EVENTS

On April 10, 2012, we announced that May 25, 2012 will be the redemption date of $500 million of trust preferred securities issued by National City Capital Trust III with a current distribution rate of 6.625% and an original scheduled maturity date of May 25, 2047 and submitted a redemption notice to the trustee. The redemption price will be $25 per trust preferred security plus any accrued and unpaid distributions to the redemption date of May 25, 2012. In addition, on April 25, 2012 we redeemed $300 million of trust preferred securities issued by PNC Capital Trust D with a distribution rate of 6.125% and $6 million of trust preferred securities issued by Yardville Capital Trust III with a distribution rate of 10.18%. These redemptions together will result in a noncash charge for the unamortized discounts of approximately $130 million in the second quarter of 2012.

On April 24, 2012, we issued 60 million depositary shares, each representing a 1/4,000th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P, in an underwritten public offering resulting in gross proceeds of $1.5 billion to us before commissions and expenses. We granted the underwriters an option to purchase up to an additional 3 million depositary shares within 30 days after April 19, 2012 at the public offering price, less underwriting discounts and commissions, to cover overallotments, if any. We intend to use the net proceeds from the sale of the depositary shares for general corporate purposes, which may include repurchases and redemptions of issued and outstanding securities of PNC and its subsidiaries, including trust preferred securities.

140    The PNC Financial Services Group, Inc. – Form 10-Q

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	First Quarter 2012			Fourth Quarter 2011
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$27,031	$212	3.14%	$25,691	$200	3.11%
Non-agency	6,577	89	5.38	6,859	93	5.44
Commercial mortgage-backed	3,774	42	4.42	3,640	40	4.43
Asset-backed	4,329	24	2.24	3,832	23	2.39
US Treasury and government agencies	3,123	14	1.80	3,376	23	2.61
State and municipal	1,770	23	5.13	1,767	20	4.58
Other debt	2,996	19	2.55	2,731	19	2.75
Corporate stocks and other	347		.03	446		.04
Total securities available for sale	49,947	423	3.38	48,342	418	3.46
Securities held to maturity
Residential mortgage-backed	4,576	41	3.58	4,658	40	3.39
Commercial mortgage-backed	4,635	53	4.62	4,794	55	4.57
Asset-backed	1,170	5	1.68	1,353	6	1.98
State and municipal	671	7	4.18	670	7	4.19
Other	584	5	3.19	584	5	3.23
Total securities held to maturity	11,636	111	3.82	12,059	113	3.74
Total investment securities	61,583	534	3.47	60,401	531	3.51
Loans
Commercial	69,286	789	4.51	63,483	755	4.66
Commercial real estate	16,818	220	5.19	16,413	223	5.33
Equipment lease financing	6,377	76	4.74	6,233	76	4.84
Consumer	57,148	679	4.78	55,556	674	4.81
Residential real estate	14,927	209	5.59	14,474	194	5.35
Total loans	164,556	1,973	4.78	156,159	1,922	4.85
Loans held for sale	2,910	50	6.89	2,673	40	5.96
Federal funds sold and resale agreements	1,821	7	1.58	2,035	8	1.48
Other	6,864	64	3.71	7,138	61	3.45
Total interest-earning assets/interest income	237,734	2,628	4.41	228,406	2,562	4.44
Noninterest-earning assets:
Allowance for loan and lease losses	(4,314)			(4,472)
Cash and due from banks	3,777			3,883
Other	44,345			42,905
Total assets	$281,542			$270,722
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$61,162	35	.23	$58,897	38	.25
Demand	31,599	3	.04	29,338	4	.05
Savings	9,183	3	.10	8,545	3	.16
Retail certificates of deposit	29,011	58	.80	30,888	90	1.16
Time deposits in foreign offices and other time	3,238	4	.49	2,869	4	.53
Total interest-bearing deposits	134,193	103	.31	130,537	139	.42
Borrowed funds
Federal funds purchased and repurchase agreements	4,551	2	.22	3,714	1	.15
Federal Home Loan Bank borrowings	8,967	18	.80	6,090	14	.93
Bank notes and senior debt	11,138	70	2.48	11,463	63	2.11
Subordinated debt	7,719	98	5.09	8,463	104	4.91
Other	7,837	15	.75	5,935	14	.93
Total borrowed funds	40,212	203	2.01	35,665	196	2.17
Total interest-bearing liabilities/interest expense	174,405	306	.70	166,202	335	.80
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	57,900			55,946
Allowance for unfunded loan commitments and letters of credit	240			217
Accrued expenses and other liabilities	11,186			11,132
Equity	37,811			37,225
Total liabilities and equity	$281,542			$270,722
Interest rate spread			3.71			3.64
Impact of noninterest-bearing sources			.19			.22
Net interest income/margin		$2,322	3.90%		$2,227	3.86%
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

The PNC Financial Services Group, Inc. – Form 10-Q    141

Third Quarter 2011			Second Quarter 2011			First Quarter 2011
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$22,822	$190	3.34%	$25,993	$241	3.70%	$29,134	$263	3.61%
7,135	91	5.13	7,618	105	5.47	8,057	105	5.23
3,623	40	4.41	3,278	39	4.73	3,298	39	4.74
3,817	23	2.38	3,185	19	2.43	2,757	19	2.70
3,699	28	3.01	4,505	27	2.46	5,682	36	2.51
1,929	21	4.27	2,234	24	4.37	2,081	26	4.95
3,113	19	2.42	3,578	23	2.58	3,994	26	2.58
449		.04	376		.04	443		.06
46,587	412	3.54	50,767	478	3.77	55,446	514	3.70

3,840	32	3.45	1,130	11	3.68
4,520	56	4.95	4,215	54	5.11	4,239	55	5.22
1,863	9	1.87	2,276	12	2.20	2,463	16	2.53
389	5	4.48	8		5.10	8		5.10
489	4	3.20	150	1	2.95	1		3.80
11,101	106	3.82	7,779	78	4.01	6,711	71	4.24
57,688	518	3.59	58,546	556	3.80	62,157	585	3.76

59,951	744	4.86	57,932	715	4.88	56,300	710	5.04
16,347	219	5.25	16,779	234	5.51	17,545	203	4.63
6,150	79	5.11	6,189	75	4.86	6,307	79	5.00
54,632	664	4.82	54,014	665	4.94	54,460	670	4.99
14,717	217	5.90	15,001	233	6.22	15,518	239	6.15
151,797	1,923	5.00	149,915	1,922	5.11	150,130	1,901	5.09
2,497	46	7.31	2,719	38	5.62	3,193	69	8.77
2,030	8	1.55	2,321	9	1.39	2,813	8	1.19
10,060	62	2.43	7,241	47	2.60	5,802	44	3.06
224,072	2,557	4.52	220,742	2,572	4.64	224,095	2,607	4.67

(4,592)			(4,728)			(4,835)
3,544			3,433			3,393
43,827			41,659			39,901
$266,851			$261,106			$262,554

$59,009	46	.31	$58,594	49	.34	$58,556	51	.35
27,654	5	.08	26,912	7	.10	26,313	7	.10
8,305	5	.19	8,222	4	.19	7,656	3	.19
33,607	107	1.26	35,098	115	1.32	36,509	116	1.28
2,191	4	.72	2,250	5	.75	3,967	5	.54
130,766	167	.51	131,076	180	.55	133,001	182	.55

3,685	2	.15	4,138	2	.17	6,376	2	.16
5,015	13	.99	5,021	13	1.02	5,088	13	1.02
10,480	53	2.01	11,132	68	2.40	11,745	68	2.31
8,982	107	4.76	8,981	117	5.24	9,353	128	5.46
5,736	13	.92	5,713	17	1.12	5,847	14	.98
33,898	188	2.20	34,985	217	2.46	38,409	225	2.35
164,664	355	.86	166,061	397	.95	171,410	407	.95

53,300			49,720			47,755
202			204			188
12,478			10,747			9,771
36,207			34,374			33,430
$266,851			$261,106			$262,554
		3.66			3.69			3.72
		.23			.24			.22
	$2,202	3.89%		$2,175	3.93%		$2,200	3.94%

Loan fees for the three months ended March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011 were $49 million, $46 million, $44 million, $47 million, and $38 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011 were $31 million, $28 million, $27 million, $25 million, and $24 million, respectively.

142    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 16 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2011 Form 10-K as amended by Amendment No. 1 on Form 10-K/A in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the first quarter of 2012 are included in the following table:

In thousands, except per share data

2012 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 – 31	276	$59.14		24,710
February 1 – 29	151	$59.49		24,710
March 1 – 31	4	$63.32		24,710
Total	431	$59.30
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the first quarter of 2012. Effective January 2011, employer matching contributions to the PNC Incentive Savings Plan were no longer made in PNC common stock, but rather in cash. Note 14 Employee Benefit Plans and Note 15 Stock Based Compensation Plans in the Notes to Consolidated Financial Statements in Item 8 of our 2011 Annual Report on Form 10-K as amended by Amendment No. 1 on Form 10-K/A (2011 Form 10-K) include additional information regarding our employee benefit plans that use PNC common stock.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the impact of the Federal Reserve’s supervisory assessment of capital adequacy program.

The PNC Financial Services Group, Inc. – Form 10-Q    143

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

3.4 and 4.23	Statement with respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012.

Incorporated by reference to Exhibit 3 of PNC’s Current Report on Form 8-K filed April 24, 2012.

10.77	2012 forms of employee stock option, restricted stock and restricted share unit agreements

10.78	Forms of employee stock option, restricted stock and restricted share unit agreements with varied vesting, payment and other circumstances

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 9, 2012 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

144    The PNC Financial Services Group, Inc. – Form 10-Q

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

	High	Low	Close	Cash Dividends Declared (a)
2012 Quarter
First	$64.79	$56.88	$64.49	$.35
Total				$.35
2011 Quarter
First	$65.19	$59.67	$62.99	$.10
Second	64.37	55.56	59.61	.35
Third	61.21	42.70	48.19	.35
Fourth	58.70	44.74	57.67	.35
Total				$1.15
(a)	Our Board approved a second quarter 2012 cash dividend of $.40 per common share, which was payable on the next business day after the payment date of May 5, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    145

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of our common and preferred Series B stock to conveniently purchase additional shares of common stock. You can obtain a prospectus and enrollment form by contacting Shareholder Services at 800-982-7652.

REGISTRAR AND STOCK TRANSFER AGENT

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

146    The PNC Financial Services Group, Inc. – Form 10-Q